Form 10-Q
period 1996-06-30
CITRIX SYSTEMS INC
filed 1996-08-13
CIK 877890

===============================================================================

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June  30, 1996

                                       OR
 [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ___________.

                         COMMISSION FILE NUMBER 0-27084

                              CITRIX SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                 75-2275152
(State or other jurisdiction of           (IRS Employer Identification No.)
incorporation or organization)


         210 UNIVERSITY DRIVE
             SUITE 700
        CORAL SPRINGS, FLORIDA                         33071
(Address of principal executive offices)             (Zip Code)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (954) 755-0559

                                Not Applicable
- --------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year if Changed Since Last Report.

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   x     No
     ---       ---

  As of August 1, 1996, there were 26,433,976 shares of the registrant's Common Stock, $.001 par value per share, outstanding.



                         Total Number of Pages:   19__

===============================================================================

                              CITRIX SYSTEMS, INC.

                                   FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1996

                                    CONTENTS

                                                                     Page Number
                                                                     -----------
PART I:   FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

            Condensed Consolidated Balance Sheets:
            June 30, 1996 and December 31, 1995                           3
            Condensed Consolidated Statements of Operations:
            Three Months and Six Months ended June 30, 1996 and 1995      5
            Condensed Consolidated Statements of Cash Flows:
            Six Months Ended June 30, 1996 and 1995                       6
            Notes to Condensed Consolidated Financial Statements          7

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                       9

PART II:  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders             14

Item 6.  Exhibits and Reports on Form 8-K                                15

Signatures                                                               16

Exhibit Index                                                            17

Exhibit 11                                                               18

Exhibit 27                                                               19

                         PART I: FINANCIAL INFORMATION

  ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)



                                            JUNE 30,     DECEMBER 31,
                                              1996           1995
                                        -----------------------------
ASSETS
Current assets:
  Cash and cash equivalents                $122,048,355   $43,471,491
  Short-term investments                      2,951,518             -
  Accounts receivable, net
    of allowances of $1,388,117
    and $1,008,425 at June 30,
    1996 and December 31,
    1995, respectively                        3,096,337     2,328,512
  Inventories                                   469,536       194,023
  Prepaid expenses                              273,778       230,313
  Note receivable from
    officer, including
    accrued interest of
    $28,910 at December 31,
    1995                                              -       128,910
  Other current assets                          470,314             -
                                         -----------------------------
  Total current assets                      129,309,838    46,353,249

Property and equipment, net                     469,126       301,996

Other assets                                          -        59,941
                                         -----------------------------
                                           $129,778,964   $46,715,186
                                         =============================


  See accompanying notes.

                              CITRIX SYSTEMS, INC.

                                  (Unaudited)

                                             JUNE 30,     DECEMBER 31,
                                               1996           1995
                                         ------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                         $    353,953   $    546,266
  Accrued royalties and
   other accounts payable
   to shareholder                               994,510        521,517
  Other accrued expenses                      2,114,856      1,137,478
  Deferred revenue                              959,774        680,767
  Deferred revenue on
   contract with shareholder                    541,000        541,000
  Current portion of
   capital lease
   obligations payable to
   related parties                              132,330        144,976
  Income taxes payable                           97,887         93,100
                                         -----------------------------
Total current liabilities                     5,194,310      3,665,104

Long-term portion of
 capital lease obligations
 payable to related parties                      28,322         88,379
                                         -----------------------------


Total liabilities                             5,222,632      3,753,483


Shareholders' equity:
  Preferred stock at $.01
   par value--5,000,000
   shares authorized, none
   issued and outstanding
   at June 30, 1996 and
   December 31, 1995                                  -              -
  Common stock at $.001 par
   value--60,000,000 and
   30,000,000 shares authorized;
   and 26,381,147 and
   23,650,916 issued and
   outstanding at June 30,
   1996 and December 31,
   1995, respectively                            26,381         23,651
  Additional paid-in capital                130,060,062     54,938,583
  Accumulated deficit                        (5,530,111)   (12,000,531)
                                         -----------------------------
Total shareholders' equity                  124,556,332     42,961,703
                                         -----------------------------
                                           $129,778,964   $ 46,715,186
                                         =============================

 See accompanying notes.

                              CITRIX SYSTEMS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                                          THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                              1996           1995           1996           1995
                                          ---------------------------------------------------------

Net revenues                                $ 9,501,193   $ 2,454,273    $17,272,856   $  5,140,141
Cost of goods sold                            1,233,582       334,892      2,213,525        733,466
                                          ---------------------------------------------------------
Gross margin                                  8,267,611     2,119,381     15,059,331      4,406,675

Operating expenses:
    Research and development                    960,249       571,714      1,864,078      1,124,652
    Sales, marketing and support              2,848,519     1,680,352      5,335,430      3,141,329
    General and administrative                  747,631       399,982      1,608,357        685,427
                                          ---------------------------------------------------------
Total operating expenses                      4,556,399     2,652,048      8,807,865      4,951,408
                                          ---------------------------------------------------------
Income (loss) from operations                 3,711,212      (532,667)     6,251,466       (544,733)

Other income, net                               911,798        17,417      1,473,123         26,715
                                          ---------------------------------------------------------
Net income (loss) before income taxes         4,623,010      (515,250)     7,724,589       (518,018)

Income taxes                                  1,006,023             -      1,254,169              -
                                          ---------------------------------------------------------

Net income (loss)                             3,616,987      (515,250)     6,470,420       (518,018)

Less redeemable convertible preferred
  stock accretion                                     -                            -    (12,178,398)
                                          ---------------------------------------------------------
    Net income (loss) attributable
     to common shares                       $ 3,616,987   $  (515,250)   $ 6,470,420   $(12,696,416)
                                          =========================================================

Historical:
    Net income (loss) per share                   $0.14        $(0.16)         $0.25         $(3.34)
                                          =========================================================

    Weighted average shares outstanding      26,257,711     3,211,190     26,128,124      3,225,250
                                          =========================================================

Supplementary:
    Net income (loss) per share                   $0.14        $(0.03)         $0.25         $(0.03)
                                          =========================================================

    Weighted average shares outstanding      26,257,711    18,570,578     26,128,124     18,584,638
                                          =========================================================

See accompanying notes.

                              CITRIX SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                           SIX MONTHS ENDED JUNE 30,
                                              1996           1995
                                         ----------------------------

OPERATING ACTIVITIES
Net income (loss)                         $  6,470,420   $  (518,018)
Adjustments to reconcile net
 income (loss) to net cash
 provided by operating
 activities:
  Depreciation and amortization                173,746        82,714
  Provision for doubtful accounts              152,189        20,489
  Tax benefit related to the
   exercise of non-statutory
   stock options and disqualified
   dispositions of incentive stock
   options                                   1,624,696             -

  Changes in operating assets
   and liabilities:
    Accounts receivable                       (920,014)     (609,229)
    Inventories                               (275,513)      (95,380)
    Prepaid expenses                           (43,465)      (54,037)
    Other assets                              (410,373)            -
    Interest on note receivable
     from officer                               28,910        (4,026)
    Deferred revenue                           279,007     1,005,749
    Accounts payable                          (192,313)        8,315
    Accrued royalties and other
     accounts payable to
     shareholder                               472,993        75,465
    Income taxes payable                         4,787             -
    Other accrued expenses                     977,378       246,540
                                        ----------------------------
Net cash provided by operating
 activities                                  8,342,448       158,582

INVESTING ACTIVITIES
Purchases of short-term
 investments                                (2,951,518)            -
Proceeds from note receivable
 from officer                                  100,000             -
Purchases of property and
 equipment                                    (340,876)       (7,684)
                                        ----------------------------
Net cash used in investing
 activities                                 (3,192,394)       (7,684)

FINANCING ACTIVITIES
Net proceeds from issuance of
 common stock                               73,499,513        22,912
Repurchase of common stock
 previously issued                                   -        (4,856)
Proceeds from line of credit                         -       600,000
Payments on line of credit                           -      (600,000)
Payments on capital lease
 obligations payable to related
 parties                                       (72,703)      (57,698)
                                        ----------------------------
Net cash provided by  (used in)
 financing activities                       73,426,810       (39,642)
                                        ----------------------------

Increase in cash and cash
 equivalents                                78,576,864       111,256
Cash and cash equivalents at
 beginning of period                        43,471,491     1,912,781
                                        ----------------------------
Cash and cash equivalents at end
 of period                                $122,048,355   $ 2,024,037
                                        ============================

SUPPLEMENTARY DISCLOSURE OF
 NON-CASH INVESTING ACTIVITY
Property and equipment acquired under
 capital leases                           $          -   $   123,409
                                        ============================

See accompanying notes.

                              CITRIX SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 JUNE 30, 1996

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown have been included. The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or for any future period. The information included in these unaudited condensed consolidated financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and accompanying notes included in the Citrix Systems, Inc. 1995 Annual Report on Form 10-K.

2. SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. While the Company believes that such estimates are fair when considered in conjunction with the condensed consolidated financial position and results of operations taken as a whole, the actual amount of such estimates, when known, may vary from these estimates.

NET INCOME (LOSS) PER SHARE

Historical net income (loss) per share is calculated using the weighted average number of common and common equivalent shares outstanding during the respective periods. Pursuant to the requirements of the Securities and Exchange Commission, common shares and common equivalent shares issued at prices below the Company's initial public offering price during the twelve months immediately preceding the date of the initial filing of the Company's October 24, 1995 Registration Statement have been included in the calculation of common shares and common equivalent shares, using the treasury stock method, as if they were outstanding for all periods presented. Dilutive common stock equivalents consist of warrants and stock options calculated using the treasury stock method. All common share and per share data, except par value per share, have been retroactively adjusted to reflect the two-for-three reverse stock split of the Company's Common Stock effective December 7, 1995 and the two-for-one stock split effective June 4, 1996.

Supplementary net income (loss) per share is computed in the same manner as historical net income (loss) per share, after giving effect to the conversion of Redeemable Convertible Preferred Stock into an aggregate of 15,359,388 shares of Common Stock, which occurred in December 1995, as though it occurred at the beginning of 1995.

INCOME TAXES

The income taxes recorded in the three months and six months ended June 30, 1996 have been computed based upon the Company's estimated annual effective tax rate for the fiscal year ending December 31, 1996, giving effect to the utilization of all of the Company's income tax net operating loss carryforwards and tax credit carryforwards from prior periods.

The Company recorded income taxes of approximately $1,006,000 during the second quarter of 1996. In the second quarter of 1996, the Company revised its estimated annual effective tax rate to 16%. The incremental increase in the effective tax rate for the first and second quarters of 1996 amounted to $248,000 and $388,000, respectively, and were recorded in the second quarter of 1996.

SHORT-TERM INVESTMENTS

Short-term investments at June 30, 1996 consist of commercial paper. The Company adopted the provisions of Statement of Financial Accounting Standards Board No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (FASB No. 115). FASB No. 115 requires investments to be classified based on management's intent in three categories: held-to-maturity securities, available-for-sale securities and trading securities. Held-to-maturity securities are recorded at amortized cost. Available-for-sale securities are recorded at market value with unrealized gains and losses reported as a separate component of shareholders' equity. Trading securities are recorded at market value with unrealized gains and losses reported in the earnings. The Company classifies its short-term investments as available-for-sale securities. The market value of these securities at June 30, 1996 approximated cost.



3.  SECONDARY OFFERING

In June 1996, the Company issued an additional 2,364,888 shares in connection with the second public offering of its Common Stock, which generated net proceeds of approximately $73,200,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  The Company develops, markets, sells and supports innovative client and application server software that enables effective and efficient deployment of enterprise applications that are designed for Windows operating systems. The Company was incorporated in April 1989, and shipped its initial products in 1991.

  From its introduction in the second quarter of 1993 through the second quarter of 1995, the WinView product represented the largest source of the Company's revenues. The Company began shipping WinFrame products in final form in the third quarter of 1995.

  The Company anticipates that the WinFrame product line will constitute a majority of its revenues for the foreseeable future. The Company anticipates that revenues from the WinView product will decline over time as the Company's distribution channels and customer base transition to WinFrame products. Revenues from WinFrame and WinView products result primarily from license fees for "shrink wrapped" product sold to distributors and resellers. The Company also derives revenue from initial license fees and associated quarterly royalties from original equipment manufacturers ("OEMs"), non-recurring engineering fees and training, consulting and service revenue.

  Product revenues are recognized upon shipment only if no significant Company obligations remain and collection of the resulting receivable is deemed probable. In the case of non-cancelable product licensing arrangements under which certain OEMs have software reproduction rights, recognition of revenue also requires delivery and customer acceptance of the product master or first copy. Product returns and sales allowances are estimated and provided for at the time of sale. Non-recurring engineering fees are recognized ratably as the work is performed. Revenues from training and consulting are recognized when the services are performed. Service revenues from customer maintenance fees for ongoing customer support and product updates are recognized ratably over the term of the contract, which is typically twelve months. Service revenues, which are immaterial when compared to net revenues, are included in net revenues on the face of the income statement.


RESULTS OF OPERATIONS

  The following table sets forth statement of operations data of the Company expressed as a percentage of net revenues and as a percentage of change from period-to-period for the periods indicated.

                                                                                          CHANGE FROM THREE      CHANGE FROM SIX
                                                                                            MONTHS ENDED           MONTHS ENDED
                              THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,        JUNE  30,              JUNE 30,
                              ---------------------------    -------------------------         1996 VS               1996 VS
                                1996            1995           1996          1995               1995                  1995
                              ----------------------------------------------------------------------------------------------------
Net revenues                        100.0%          100.0%        100.0%         100.0%        287.1%               236.0%
Cost of goods sold                   13.0            13.6          12.8           14.3         268.4                201.8
                                    -----          ------         -----          -----         -----                -----
Gross margin                         87.0            86.4          87.2           85.7         290.1                241.7
                                    -----          ------         -----         ------         -----                -----
Operating expenses:
  Research and development           10.1            23.3          10.8           21.9          68.0                 65.7
  Sales, marketing and
   support                           30.0            68.5          30.9           61.1          69.5                 69.8
  General and administrative          7.9            16.3           9.3           13.3          86.9                134.7
                                    -----          ------         -----         ------         -----                -----
    Total operating expenses         48.0           108.1          51.0           96.3          71.8                 77.9
                                    -----          ------         -----         ------         -----                -----
Income (loss) from operations        39.0           (21.7)         36.2          (10.6)          *                    *
Other income, net                     9.6             0.7           8.5            0.5           *                    *
                                    -----          ------         -----         ------         -----                -----
Income (loss) before income taxes    48.6           (21.0)         44.7          (10.1)          *                    *
Income taxes                         10.6             0.0           7.3            0.0           *                    *
                                    -----          ------         -----         ------         -----                -----
       Net income (loss)             38.0%          (21.0)%        37.4%         (10.1)%         *%                  *%
                                    =====          ======         =====         ======         =====                =====


*  Not meaningful.

  Net Revenues. Net revenues were $9.5 million and $2.5 million for the three months ended June 30, 1996 and 1995, respectively, representing an increase of 287.1%. For the six months ended June 30, 1996 and 1995, net revenues were $17.3 million and $5.1 million, respectively, an increase of 236.0%. The increase in net revenues for both periods primarily reflects revenues generated from the Company's WinFrame products, whose first production version was shipped in the third quarter of 1995 and, to a lesser extent, increased OEM revenues.

  WinFrame and OEM revenues approximated 58.5% and 27.8% of revenues, respectively, in the three months ended June 30, 1996 and 51.3% and 33.5% of revenues, respectively, in the six months ended June 30, 1996. Both the Company's WinFrame and OEM revenues represent product license fees based upon the Company's multiuser NT-based technology. These increases in net revenues were offset by a decline in the Company's WinView product revenues. The Company anticipates that WinView revenues will continue to account for a decreasing percentage of revenues in future periods.

  Cost of Goods Sold. Cost of goods sold consists primarily of the cost of royalties, product media and duplication, manuals, packaging materials and shipping expense. Cost of OEM revenues primarily consists of cost of royalties, except where the OEM elects to purchase shrink wrapped products in which case such costs are as described above. Costs associated with non-recurring engineering fees are included in research and development expenses and are not separately identifiable. All development costs included in the research and development of software products and enhancements to existing products have been expensed as incurred.

  Gross Margin. Gross margin increased from 86.4% in the second quarter of fiscal 1995 to 87.0% in the second quarter of fiscal 1996 and from 85.7% in the
first half of 1995 to 87.2% in the first half of 1996.   The increase in gross
margin was primarily attributable to changes in product mix, representing changes in the mix of OEM revenues versus product sold to distributors and resellers, different products within the WinFrame family and a lower proportion of WinView product revenues.

  Research and Development Expenses. Research and development expenses were $960,000 and $572,000, for the three months ended June 30, 1996 and 1995, respectively, and $1.9 million and $1.1 million for the six months ended June 30, 1996 and 1995, respectively. Increases in research and development expenses in the second quarter of 1996 compared to the second quarter of 1995 resulted primarily from expenses associated with the translation and localization of the WinFrame products and additional staffing and associated expenses. The increase in research and development expenses for the six months ended June 30, 1996 is primarily due, in addition to the above, to increased expenses associated with patent filings relating to certain aspects of the Company's software products and technology.

  Sales, Marketing and Support Expenses.   Sales, marketing and support expenses
approximated $2.8 million and $1.7 million for the three months ended June 30, 1996 and 1995, respectively, and $5.3 million and $3.1 million for the six months ended June 30, 1996 and 1995, respectively. The increase for both periods resulted primarily from increases in promotional activities, such as tradeshows and advertising literature. Sales staff and associated salaries, commissions and related expenses, as well as marketing staff and associated salaries and related expenses, also increased.

  General and Administrative Expenses. General and administrative expenses were $750,000 and $400,000 for the three months ended June 30, 1996 and 1995, respectively, and $1.6 million and $685,000 for the six months ended June 30, 1996 and 1995, respectively. The increase in general and administrative expenses for both periods is primarily due to expenditures associated with being a public company such as increased legal fees and associated regulatory filings and expenses as well as expenses associated with investor relations, and increased staff, associated salaries and related expenses.

Other Income, Net.   Other income, net, amounted to $912,000 and $17,000 for the three months ended June 30, 1996 and 1995, respectively, and $1.5 million and $27,000 for the six months ended June 30, 1996 and 1995, respectively. The increase in both periods is primarily due to interest income generated from the net proceeds of the Company's initial public offering and second public offering, which were completed in December 1995 and June 1996, respectively.

  Income Taxes. During the three months and six months ended June 30, 1996, the Company incurred income taxes of $1.0 million and $1.3 million, respectively, based on its estimated annual effective tax rate. Income tax net operating loss carryforwards and income tax credit carryforwards are included in the computation of the estimated annual effective tax rate. If the Company continues to remain profitable, then such loss and tax credit carryforwards will reduce the amount of taxes payable in the future. The amount of the loss and tax credit carryforwards which can be utilized in any period may be limited in the event that a change in ownership exceeding certain limits prescribed by
Section 382 of the Internal Revenue Code is deemed to occur in the future.

  In the second quarter of 1996, the Company revised its estimated annual effective tax rate to 16%. The incremental increase in the effective tax rate for the first and second quarters of 1996 amounted to $248,000 and $388,000, respectively, and was recorded in the second quarter of 1996.

LIQUIDITY AND CAPITAL RESOURCES

  During the six months ended June 30, 1996, the Company generated positive operating cash flows primarily from increased profitability. The increase in accounts receivable was funded by corresponding increases in other accrued expenses and accrued royalties. During the same period, the Company recognized tax benefit from the exercise of non-statutory stock options and disqualifying dispositions of incentive stock options of approximately $1.6 million. In June 1996, the Company completed its second public offering, which generated net proceeds of approximately $73.2 million. Additionally, the Company purchased short-term investments for approximately $3.0 million during the same period. The Company also generated positive operating cash flows in the six months ended June 30, 1995; however, during this period, it was primarily due to an increase in deferred revenues and other accrued expenses which were partially offset by an increase in accounts receivable.

  The Company has lines of credit for working capital and equipment lease financing aggregating $2.0 million and $500,000, respectively. These credit lines expire in February 1997. The working capital credit line is limited to a defined percentage of eligible accounts receivable. The credit lines are secured by the accounts receivable and the equipment leased, respectively, and are subject to certain performance and operating ratios. The credit line agreement also restricts the Company's ability to pay cash dividends. There were no borrowings outstanding under the working capital credit line as of June 30, 1996.

  At June 30, 1996, the Company had $122.0 million in cash and cash equivalents, $3.0 million in short-term investments and $124.1 million of working capital. The Company's cash and cash equivalents and short-term investments are invested in investment grade, interest bearing securities to minimize interest rate risk and allow for flexibility in the event of immediate cash needs. The Company had $3.1 million in accounts receivable, net of allowances, and $1.5 million of deferred revenues, most of which the Company anticipates will be earned over the next twelve months.

  The Company expects that its requirements for office facilities and equipment will grow as staffing requirements dictate. The Company plans to increase its professional staff during 1996 as sales, marketing and support and product development efforts and associated administrative systems are implemented to
support planned growth.   As a result of this planned growth in staff, the
Company entered into a 63-month lease in June 1996 for approximately 46,000 rentable square feet and intends to relocate to the new facility within the next six months. The Company believes that the cost of moving its operations to such facilities will not significantly impact its financial position or results of operations.

  The Company believes existing cash and cash equivalents and short-term investments, together with borrowings available under the Company's lines of credit, will be sufficient to meet operating and capital expenditures requirements for at least the next twelve months.

  The Company has not paid cash dividends on its common stock.

CERTAIN FACTORS WHICH MAY AFFECT FUTURE RESULTS

  The Company does not provide financial performance forecasts. The Company's operating results and financial condition have varied and may in the future vary significantly depending on a number of factors. Except for the historical information contained herein, the matters contained in this report include forward-looking statements that involve risks and uncertainties. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report and presented elsewhere by management from time to time. Such factors, among others, may have a material adverse effect upon the Company's business, results of operations and financial condition.

  Reliance Upon Strategic Relationship with Microsoft. Microsoft Corporation ("Microsoft") is the leading provider of desktop operating systems. The Company is dependent upon the license of certain key technology from Microsoft, including certain source and object code licenses, technical support and other materials. The Company is also dependent on its strategic alliance agreement with Microsoft which provides for cooperation in the development of technologies for advanced operating systems, and the promotion of advanced Windows application program interfaces.

  Dependence Upon Broad-Based Acceptance of ICA Protocol. The Company believes that its success in the markets in which it competes will depend upon its ability to make its Intelligent Console Architecture ("ICA") protocol a de facto standard for supporting distributed Windows applications, thereby creating demand for its server products.

  Dependence Upon Strategic Relationships. In addition to its relationship with Microsoft, the Company has relationships with a number of strategic partners. The Company is dependent on its strategic partners to successfully incorporate the Company's technology into their products and to successfully market and sell such products.

  Competition. The markets in which the Company competes are intensely competitive. Most of the competitors and potential competitors, including a shareholder, have significantly greater financial, technical, sales and marketing and other resources than the Company.

  Dependence on Proprietary Technology. The Company relies on a combination of copyright, trademark and trade secret laws, as well as confidentiality procedures and contractual provisions to protect its proprietary rights. Despite the Company's precautions, it may be possible for unauthorized third parties to copy certain portions of the Company's products or to obtain and use
information regarded as proprietary.   Additionally, the laws of some foreign
countries do not protect the Company's intellectual property to the same extent as do the laws of the United States and Canada.

  Product Concentration. The Company anticipates that one of its product technologies and future derivative products and product lines based upon this technology, if any, will constitute a majority of its revenue for the foreseeable future. The Company may experience declines in demand for products based on this technology, whether as a result of new competitive product releases, price competition, lack of success of its strategic partners, technological change or other factors.

  Management of Growth. The Company has recently experienced rapid growth in the scope of its operations, the number of its employees, and the geographic area of its operations. To manage its growth effectively, the Company will be required to continue to implement additional management and financial systems and controls, and to expand, train and manage its employee base.

  Dependence on Key Personnel. The Company's success will depend, in large part, upon the services of a number of key employees. The effective management of the Company's anticipated growth will depend, in large part, upon the Company's ability to retain its highly skilled technical, managerial and marketing personnel as well as its ability to attract and maintain replacements for and additions to such personnel in the future.

  New Products and Technological Change. The markets for the Company's products are relatively new and are characterized by rapid technological change, evolving industry standards, changes in end-user requirements and frequent new product introductions and enhancements. Additionally, the Company and others may announce new products, capabilities or technologies that could replace or shorten the life cycle of the Company's existing product offerings. These market characteristics will require the Company to continuously enhance its current products and develop and introduce new products to keep pace with technological developments and respond to evolving end-user requirements.

  Potential for Undetected Errors. Despite significant testing by the Company and by current and potential customers, errors may not be found in new products until after commencement of commercial shipments. Additionally, third party products, upon which the Company's products are dependent, may contain defects which could reduce the performance of the Company's products or render them useless.

  Reliance Upon Indirect Distribution Channels and Major Distributors. The Company relies significantly on independent distributors and resellers for the marketing and distribution of its products. The Company's distributors and resellers are not within the control of the Company, are not obligated to purchase products from the Company, and may also represent other lines of products.

  Need to Expand Channels of Distribution. The Company intends to leverage its relationships with hardware and software vendors and systems integrators to encourage these parties to recommend or distribute the Company's products. In addition, an integral part of the Company's strategy is to expand its direct sales force and add third-party distributors both domestically and internationally. The Company is currently investing, and intends to continue to invest, significant resources to develop these channels, which could adversely affect the Company's operating margins.

  Product Returns and Price Reductions. The Company provides most of its distributors and resellers with product return rights for stock balancing or limited product evaluation. The Company also provides most of its distributors and resellers with price protection rights. The Company has established reserves for each of these circumstances where appropriate, based on historical trends and evaluation of current circumstances.

  International Operations. The Company's continued growth and profitability will require expansion of its international operations. To successfully expand international sales, the Company will need to establish additional foreign operations, hire additional personnel and recruit additional international resellers. Such international operations are subject to certain risks, such as difficulties in staffing and managing foreign operations, dependence on independent relicensors, fluctuations in foreign currency exchange rates, compliance with foreign regulatory and market requirements, variability of foreign economic conditions and changing restrictions imposed by regulatory requirements, tariffs or other trade barriers or by United States export laws, costs of localizing products and marketing such products in foreign countries, longer accounts receivable payment cycles, potentially adverse tax consequences, including restrictions on repatriation of earnings and the burdens of complying with a wide variety of foreign laws.

  Fluctuations in Economic and Market Conditions. The demand for the Company's products depends in part upon the general demand for computer hardware and software, which fluctuates based on numerous factors, including capital spending levels and general economic conditions.

  Fluctuations in Quarterly Operating Results. The Company's quarterly operating results have in the past varied and may in the future vary significantly depending on factors such as the success of the Company's recently introduced WinFrame products, the size, timing and recognition of revenue from significant orders, increased competition, the proportion of revenues derived from distributors, OEMs and other channels, changes in the Company's pricing policies or those of its competitors, the financial stability of major customers, new product introductions or enhancements by competitors, delays in the introduction of products or product enhancements by the Company or by competitors, customer order deferrals in anticipation of upgrades and new products, market acceptance of new products, the timing and nature of sales and marketing expenses (such as trade shows and other promotions), other changes in operating expenses, personnel changes (including the addition of sales personnel), foreign currency exchange rates and general economic conditions. The Company operates with little order backlog because its software products typically are shipped shortly after orders are received. In addition, like many systems level software companies, the Company has often recognized a substantial portion of its revenues in the last month of a quarter with these revenues frequently concentrated in the last weeks or days of the quarter. As a result, the product revenues in any quarter are substantially dependent on orders booked and shipped in that quarter, and revenues for any future quarter are not predictable with any degree of certainty. Any significant deferral of purchases of the Company's products could have a material adverse effect on the Company's business, results of operations and financial condition in any particular quarter, and to the extent significant sales occur earlier than expected, operating results for subsequent quarters may be adversely affected. Royalty and license revenues are impacted by fluctuations in OEM licensing activity from quarter to quarter because such initial license fees generally are recognized upon customer acceptance. The Company's expense levels are based, in part, on its expectations as to future orders and sales, and the Company may be unable to adjust spending in a timely manner to compensate for any sales shortfall. If sales are below expectations, operating results are likely to be adversely affected. Net income may be disproportionately affected by a reduction in sales because a significant portion of the Company's expenses do not vary with revenues. The Company may also choose to reduce prices or increase spending in response to competition or to pursue new market opportunities. In particular, if new competitors, technological advances by existing competitors or other competitive factors require the Company to invest significantly greater resources in research and development efforts, the Company's operating margins in the future may be adversely affected.

  Because of these factors, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Due to all of the foregoing factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

PART II: OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

  At the Company's annual meeting of stockholders held May 17, 1996 (the "1996 Annual Meeting"), the Company's stockholders took the following actions:

   (1) The Company's stockholders elected Roger W. Roberts, Tyrone F. Pike and Robert N. Goldman as Class I directors, each to serve for a three-year term expiring at the Company's annual meeting of stockholders in 1999 or until his successor has been duly elected and qualified or until his earlier resignation or removal. Election of the directors was determined by a plurality of the votes cast at the 1996 Annual Meeting. With respects to such matter, the votes were cast as follows: 10,735,294 shares voted for the election of Mr. Roberts and Mr. Goldman and 10,733,106 shares voted for the election of Mr. Pike, and 4,730 shares were withheld from the election of Mr. Roberts and Mr. Goldman and 6,918 shares were withheld from the election of Mr. Pike. No other persons were nominated, or received votes, for election as directors of the Company at the 1996 Annual Meeting. The other directors of the Company whose term of office continued after the annual meeting were: Edward E. Iacobucci, Gregory B. Maffei, Kevin R. Compton and Stephen R. Dow.

  (2) The Company's stockholders approved and adopted an amendment to the Company's Amended and Restated Certificate of Incorporation to increase the number of authorized shares of the Company's Common Stock, par value $.001 per share, from 30,000,000 to 60,000,000 shares. With respect to such matter, the votes were cast as follows: 10,444,890 shares voted for the proposal, 215,364 shares voted against the proposal, 1,150 shares abstained from voting on the proposal and 78,620 shares were broker non-votes.

  (3) The Company's stockholders ratified the selection of Ernst & Young LLP, independent certified public accountants, as auditors for the Company's fiscal year ending December 31, 1996. With respects to such matter, the votes were cast as follows: 10,736,363 shares voted for the proposal, 961 shares voted against the proposal, 2,700 shares abstained from voting on the proposal and no shares were broker non-votes.

Item 6.  Exhibits and Reports on Form 8-K

        (a)  Exhibits
             The exhibits which are filed with the report as set forth on the
             Exhibit Index appearing on Page 17 of this report and are incorporated herein by this reference.

        (b)  Reports on Form 8-K
             No reports on Form 8-K were filed during the three month period ended June 30, 1996.

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                CITRIX SYSTEMS, INC.



                                /s/     ROGER W. ROBERTS
                                --------------------------------------
                                Roger W. Roberts
                                President, Chief Executive Officer
                                   and Secretary
                                (Principal Executive Officer)



                                /s/   JAMES J. FELCYN, JR.
                                --------------------------------------
                                James J. Felcyn, Jr.
                                Vice-President of Finance and
                                 Administration and Chief Financial Officer
                                (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX



                                                          Page Number
                                                          -----------

11     Computation of Earnings (Losses) Per Share              18

27     Financial Data Schedule                                 19

                              CITRIX SYSTEMS, INC.
                                   EXHIBIT 11

                   Computation of Earnings (Losses) Per Share
                     (In Thousands, Except Per Share Data)


                                          THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                              1996           1995          1996          1995
                                        ---------------------------------------------------------
Historical:
Primary and fully diluted:
  Average shares outstanding                24,179          2,421        24,006         2,435
  Net effect of dilutive stock
   options and warrants based on
   the treasury stock method                 2,079              -         2,122             -

  Net effect of stock options
  granted within one year of
  initial public offering                        -            790             -           790
                                         ---------------------------------------------------------
Total                                       26,258          3,211        26,128         3,225
                                         =========================================================

Net income (loss)                          $ 3,617           (515)      $ 6,470      $   (518)
Less Redeemable Convertible
Preferred Stock accretion                        -              -             -       (12,178)
                                         ---------------------------------------------------------
Net income (loss) attributable
 to common shares                          $ 3,617        $  (515)      $ 6,470      $(12,696)
                                         =========================================================
Per share amount                           $  0.14        $ (0.16)      $  0.25        $(3.94)
                                         =========================================================

Supplementary:
Primary and fully diluted:
Average Shares outstanding                   24,179         2,421        24,006         2,435
Net effect of dilutive stock
 options and warrants based on
 the treasury stock method                    2,079             -         2,122             -

Effect of dilutive redeemable
 convertible preferred stock                      -         15,360             -        15,360

Net effect of stock options
 granted within one year of
 initial public offering                          -            790             -           790
                                         ---------------------------------------------------------
Total                                        26,258         18,571        26,128        18,585
                                         =========================================================
Net income (loss)                           $ 3,617       $  (515)      $ 6,470      $   (518)
                                         =========================================================
Supplementary per share amount              $  0.14       $ (0.03)      $  0.25        $(0.03)
                                         =========================================================
