Form 10-Q
period 1996-09-30
CITRIX SYSTEMS INC
filed 1996-11-13
CIK 877890

================================================================================

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

               For the quarterly period ended September 30, 1996

                                       OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

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

                                Not Applicable
--------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year if Changed Since Last Report.

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  x   No
    -----   -----

  As of November 1, 1996 there were 26,574,865 shares of the registrant's Common Stock, $.001 par value per share, outstanding.



                          Total Number of Pages:   37

================================================================================

                              CITRIX SYSTEMS, INC.

                                   FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996


                                    CONTENTS



PART I:   FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

             Condensed Consolidated Balance Sheets:
                  September 30, 1996 and December 31, 1995
             Condensed Consolidated Statements of Operations:
                  Three Months and Nine Months ended September 30,
                  1996 and 1995
             Condensed Consolidated Statements of Cash Flows:
                  Nine Months Ended September 30, 1996 and 1995
             Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II: OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

Signatures

Exhibit Index

Exhibit 10

Exhibit 11

Exhibit 27

                         PART I: FINANCIAL INFORMATION

  ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              CITRIX SYSTEMS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)



                                           SEPTEMBER 30,  DECEMBER 31,
                                               1996           1995
                                         -----------------------------

ASSETS
Current assets:
   Cash and cash equivalents                $ 97,568,929   $43,471,491
   Short-term investments                     31,008,459             -
   Accounts receivable, net of allowances
    of $1,922,998 and $1,008,425 at
    September 30, 1996 and December 31,
    1995, respectively                         5,860,575     2,328,512
   Inventories                                   595,115       194,023
   Prepaid expenses                              218,971       230,313
   Note receivable from officer, including
    accrued interest of $28,910 at December
    31, 1995                                           -       128,910
   Other current assets                        1,948,840             -
                                            --------------------------
Total current assets                         137,200,889    46,353,249

Property and equipment, net                      650,777       301,996


Other assets                                           -        59,941
                                            --------------------------
                                            $137,851,666   $46,715,186
                                            ==========================


  See accompanying notes.

                              CITRIX SYSTEMS, INC.

                                  (Unaudited)



                                          SEPTEMBER 30,   DECEMBER 31,
                                               1996           1995
                                         ------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                        $    726,952   $    546,266
    Accrued royalties and other accounts
      payable to shareholder                   1,221,936        521,517
    Other accrued expenses                     2,153,121      1,137,478
    Deferred revenue                           1,275,539        680,767
    Deferred revenue on contract with
      shareholder                                541,000        541,000
    Current portion of capital lease
      obligations payable to related
      parties                                    112,963        144,976
    Income taxes payable                               -         93,100
                                         ------------------------------
Total current liabilities                      6,031,511      3,665,104

Long-term portion of capital lease
    obligations payable to related
    parties                                       17,719         88,379
                                         ------------------------------
Total liabilities                              6,049,230      3,753,483


Shareholders' equity:
    Preferred stock at $.01 par value--
      5,000,000 shares authorized, none
      issued and outstanding at September
      30, 1996 and December 31, 1995                   -              -
    Common stock at $.001 par value--
      60,000,000 and 30,000,000 shares
      authorized; and 26,521,144 and
      23,650,916 issued and outstanding
      at September 30, 1996 and December
      31, 1995, respectively                      26,521         23,651
    Additional paid-in capital               131,992,069     54,938,583
    Accumulated deficit                         (216,154)   (12,000,531)
                                         ------------------------------
 Total shareholders' equity                  131,802,436     42,961,703
                                         ------------------------------
                                            $137,851,666   $ 46,715,186
                                         ==============================

 See accompanying notes.

                              CITRIX SYSTEMS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                                                THREE MONTHS ENDED            NINE MONTHS ENDED
                                                  SEPTEMBER 30,                 SEPTEMBER 30,
                                               1996           1995           1996           1995
                                         -----------------------------------------------------------

       Net revenues                        $ 11,685,801   $  4,277,506   $ 28,958,658   $  9,417,649
       Cost of goods sold                     1,240,597        522,345      3,454,252      1,255,811
                                         -----------------------------------------------------------
       Gross margin                          10,445,204      3,755,161     25,504,406      8,161,838

       Operating expenses:
        Research and development                904,168        575,422      2,768,253      1,700,075
        Sales, marketing and support          3,698,135      1,748,799      9,033,432      4,890,130
        General and administrative            1,095,097        454,369      2,703,455      1,139,792
                                         -----------------------------------------------------------
       Total operating expenses               5,697,400      2,778,590     14,505,140      7,729,997
                                         -----------------------------------------------------------
       Income from operations                 4,747,804        976,571     10,999,266        431,841

       Other income, net                      1,556,158          7,394      3,029,284         34,105
                                         -----------------------------------------------------------

       Net income before income taxes         6,303,962        983,965     14,028,550        465,946

       Income taxes                             990,004              -      2,244,173              -
                                         -----------------------------------------------------------

       Net income                             5,313,958        983,965     11,784,377        465,946

       Less redeemable convertible
        preferred stock accretion                     -    (22,356,546)             -    (34,534,944)
                                         -----------------------------------------------------------
       Net income (loss) attributable
        to common shares                    $ 5,313,958   $(21,372,581)   $11,784,377   $(34,068,998)
                                         ===========================================================

       Historical:
        Net income (loss) per share         $      0.19   $      (6.68)   $      0.44   $     (10.59)
                                         ===========================================================

        Weighted average shares
           outstanding                       28,337,303      3,198,894     26,969,901      3,216,684
                                         ===========================================================

       Supplementary:
        Net income per share                $      0.19   $       0.05    $      0.44   $       0.02
                                         ===========================================================

        Weighted average shares
           outstanding                       28,337,303     19,951,856     26,969,901     20,161,186
                                         ===========================================================

See accompanying notes.

                              CITRIX SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                NINE MONTHS ENDED
                                                  SEPTEMBER 30,
                                               1996           1995
                                         ----------------------------

OPERATING ACTIVITIES
Net income                                 $ 11,784,377    $  465,946
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
  Depreciation and amortization                 217,538       133,140
  Provision for doubtful accounts               266,354       112,176
  Tax benefit related to the exercise
    of non-statutory stock options and
    disqualifying dispositions of
    incentive stock options                   3,509,763             -
  Changes in operating assets
    and liabilities:
    Accounts receivable                      (3,798,417)     (238,775)
    Inventories                                (401,092)     (109,781)
    Prepaid expenses                             11,342       (41,607)
    Interest on note receivable from officer     28,910        (6,057)
    Other assets                             (1,888,900)      (70,459)
    Accounts payable                            180,686       147,798
    Accrued royalties and other accounts
     payable to shareholder                     700,419        59,445
    Other accrued expenses                    1,015,643       160,001
    Deferred revenue                            594,772       583,427
    Deferred revenue on contract with
     shareholder                                      -       204,337
    Income taxes payable                        (93,100)            -
                                           --------------------------
Net cash provided by operating
    activities                               12,128,295     1,399,591

INVESTING ACTIVITIES
Purchases of short-term investments         (31,008,459)            -
Proceeds from note receivable from
  officer                                       100,000             -
Purchases of property and equipment            (566,318)      (22,386)
                                           --------------------------
Net cash used in investing
  activities                                (31,474,777)      (22,386)

FINANCING ACTIVITIES
Net proceeds from issuance of
  common stock                               73,546,593        34,464
Repurchase of common stock
  previously issued                                   -        (4,856)
Proceeds from line of credit                          -       600,000
Payments on line of credit                            -      (600,000)
Payments on capital lease obligations
  payable to related parties                   (102,673)      (71,253)
                                           --------------------------
Net cash provided  by (used in)
  financing activities                       73,443,920       (41,645)
                                           --------------------------

Increase in cash and cash equivalents        54,097,438     1,335,560
Cash and cash equivalents at
  beginning of period                        43,471,491     1,912,781
                                           --------------------------
Cash and cash equivalents at end
  of period                                $ 97,568,929    $3,248,341
                                           ==========================

SUPPLEMENTARY DISCLOSURE OF
NON-CASH INVESTING ACTIVITY
Property and equipment acquired under
 capital leases                            $          -    $  169,459
                                           ==========================

See accompanying notes.

                              CITRIX SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                               SEPTEMBER 30, 1996

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown have been included. The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or for
any future period.   The information included in these unaudited condensed
consolidated financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and accompanying notes included in the Citrix Systems, Inc.'s (the "Company") 1995 Annual Report on Form 10-K.


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

NET INCOME (LOSS) PER SHARE

Historical net income (loss) per share is calculated using the weighted average number of common and common equivalent shares outstanding during the respective periods. Pursuant to the requirements of the Securities and Exchange Commission, common shares and common equivalent shares issued at prices below the Company's initial public offering price during the twelve months immediately preceding the date of the initial filing of the Company's October 24, 1995 Registration Statement have been included in the calculation of common shares and common equivalent shares, using the treasury stock method, as if they were outstanding for all periods presented. Dilutive common stock equivalents consist of warrants and stock options calculated using the treasury stock method. All common share and per share data, except par value per share, have been retroactively adjusted to reflect the two-for-three reverse stock split of the Company's Common Stock effective December 7, 1995 and the two-for-one stock split of the Company's Common Stock effective June 4, 1996.

Supplementary net income per share is computed in the same manner as historical net income (loss) per share, after giving effect to the conversion of Redeemable Convertible Preferred Stock into an aggregate of 15,359,388 shares of Common Stock, which occurred in December 1995, as though it occurred at the beginning of 1995.

INCOME TAXES

The income taxes recorded in the three months and nine months ended September 30, 1996 have been computed based upon the Company's estimated annual effective tax rate for the fiscal year ending December 31, 1996, giving effect to the utilization of all of the Company's income tax net operating loss carryforwards and tax credit carryforwards from prior periods.

The Company recorded income tax expense of approximately $990,000 during the third quarter of 1996.

Other current assets primarily consist of estimated payments of federal income taxes and anticipated tax benefits from the exercise of non-statutory stock options and disqualifying dispositions of incentive stock options in excess of the income taxes otherwise due.

SHORT-TERM INVESTMENTS

Short-term investments at September 30, 1996 primarily consist of commercial paper. The Company follows the provisions of Statement of Financial Accounting Standards Board No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (FASB No. 115). FASB No. 115 requires investments to be classified based on management's intent in three categories: held-to-maturity securities, available-for-sale securities and trading securities. Held-to-maturity securities are recorded at amortized cost. Available-for-sale securities are recorded at market value with unrealized gains and losses reported as a separate component of shareholders' equity. Trading securities are recorded at market value with unrealized gains and losses reported in the earnings. The Company classifies its short-term investments as available-for-sale securities. The market value of these securities at September 30, 1996 approximated cost.



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

  Product revenues are recognized upon shipment only if no significant Company obligations remain and collection of the resulting receivable is deemed probable. In the case of non-cancelable product licensing arrangements under which certain OEMs have software reproduction rights, recognition of revenue also requires delivery and customer acceptance of the product master or first copy. Product returns and sales allowances, including stock rotations, are estimated and provided for at the time of sale. Non-recurring engineering fees are recognized ratably as the work is performed. Revenues from training and consulting are recognized when the services are performed. Service revenues from customer maintenance fees for ongoing customer support and product updates are recognized ratably over the term of the contract, which is typically twelve months. Service revenues, which are immaterial when compared to net revenues, are included in net revenues on the face of the income statement.


RESULTS OF OPERATIONS

  The following table sets forth statement of operations data of the Company expressed as a percentage of net revenues and as a percentage of change from period-to-period for the periods indicated.




                                                                                             CHANGE FROM THREE    CHANGE FROM NINE
                                 THREE MONTHS ENDED               NINE MONTHS ENDED              MONTHS ENDED        MONTHS ENDED
                                    SEPTEMBER 30,                    SEPTEMBER 30,               SEPTEMBER 30,       SEPTEMBER 30,
                             -----------------------------    ---------------------------          1996 VS             1996 VS
                                   1996            1995            1996            1995              1995                1995
                             -------------------------------------------------------------------------------------------------------

Net revenues...............          100.0%          100.0%          100.0%          100.0%              173.2%              207.5%
Cost of goods sold.........           10.6            12.2            11.9            13.3               137.5               175.1
                                     -----           -----           -----           -----               -----               -----
Gross margin...............           89.4            87.8            88.1            86.7               178.2               212.5
                                     -----           -----           -----           -----               -----               -----
Operating expenses:
  Research and development.            7.7            13.5             9.6            18.1                57.1                62.8
  Sales, marketing and
   support.................           31.6            40.9            31.2            51.9               111.5                84.7
  General and
   administrative..........            9.4            10.6             9.3            12.1               141.0               137.2
       Total operating               -----           -----           -----           -----               -----               -----
        expenses...........           48.7            65.0            50.1            82.1               105.0                87.7
                                     -----           -----           -----           -----               -----               -----
Income  from operations....           40.7            22.8            38.0             4.6                  *                   *
Other income, net..........           13.3             0.2            10.5             0.4                  *                   *
                                     -----           -----           -----           -----               -----               -----
Income before income
     taxes.................           54.0            23.0            48.5             5.0                  *                   *
Income taxes...............            8.5             0.0             7.7             0.0                  *
                                     -----           -----           -----           -----               -----               -----
Net income.................           45.5%           23.0%           40.8%            5.0%                 *    %              *  %
                                     =====           =====           =====           =====               =====               =====


*  Not meaningful.

  Net Revenues. Net revenues were approximately $11.7 million and $4.3 million for the three months ended September 30, 1996 and 1995, respectively, representing an increase of 173.2%. For the nine months ended September 30, 1996 and 1995, net revenues were approximately $29.0 million and $9.4 million, respectively, representing an increase of 207.5%. The increase in net revenues for both periods primarily reflects revenues generated from the Company's WinFrame products, whose first production version was shipped in the third quarter of 1995 and, to a lesser extent, increased OEM revenues. These increases in net revenues were partially offset by a decline in the Company's WinView product revenues.

  WinFrame and OEM revenues approximated 71.2% and 18.8% of revenues, respectively, in the three months ended September 30, 1996 and 59.2% and 27.7% of revenues, respectively, in the nine months ended September 30, 1996. Both the Company's WinFrame and OEM revenues represent product license fees based upon the Company's multiuser NT-based technology. The Company anticipates that WinView revenues will continue to decline as a percentage of the Company's revenues in future periods.

  Cost of Goods Sold. Cost of goods sold consists primarily of the cost of royalties, product media and duplication, manuals, packaging materials and shipping expense. Cost of OEM revenues included in cost of goods sold primarily consists of cost of royalties, except where the OEM elects to purchase shrink wrapped products in which case such costs are as described above. Costs associated with non-recurring engineering fees are included in research and development expenses and are not separately identifiable. All development costs included in the research and development of software products and enhancements to existing products have been expensed as incurred. Consequently, there is no amortization of capitalized research and development costs included in cost of goods sold.

  Gross Margin. Gross margin increased from 87.8% in the third quarter of fiscal 1995 to 89.4% in the third quarter of fiscal 1996 and from 86.7% in the
first nine months of 1995 to 88.1% in the first nine months of 1996.   The
increase in gross margin was primarily attributable to changes in product mix, representing changes in the mix of OEM revenues versus product sold to distributors and resellers, and different products within the WinFrame product line. Gross margin as a percentage of net revenues may decrease in future periods as a result of additional costs associated with the development or acquisition of new technologies or enhancements to existing products.

  Research and Development Expenses. Research and development expenses were approximately $900,000 and $575,000 for the three months ended September 30, 1996 and 1995, respectively, and $2.8 million and $1.7 million for the nine months ended September 30, 1996 and 1995, respectively. Increases in research and development expenses in the third quarter of 1996 compared to the third quarter of 1995 resulted primarily from additional staffing, associated salaries and related expenses. The increase in research and development expenses for the nine months ended September 30, 1996 is primarily due, in addition to the above, to expenses associated with the translation and localization of the WinFrame products and increased expenses associated with patent filings relating to certain aspects of the Company's software products and technology.

  Sales, Marketing and Support Expenses. Sales, marketing and support expenses approximated $3.7 million and $1.7 million for the three months ended September 30, 1996 and 1995, respectively, and $9.0 million and $4.9 million for the nine months ended September 30, 1996 and 1995, respectively. The increase for both periods resulted primarily from increases in promotional activities, such as reseller and distributor programs, advertising literature, and trade shows. Sales staff and associated salaries, commissions and related expenses as well as marketing staff, associated salaries and related expenses, also increased.

  General and Administrative Expenses. General and administrative expenses were approximately $1.1 million and $500,000 for the three months ended September 30, 1996 and 1995, respectively, and $2.7 million and $1.1 million for the nine months ended September 30, 1996 and 1995, respectively. The increase in general and administrative expenses for both periods is primarily due to expenditures associated with being a public company such as increased legal fees and associated regulatory filings and expenses as well as expenses associated with investor relations, and increased staff, associated salaries and related expenses. In addition to the aforementioned, the provision for doubtful accounts is higher in both periods due to an increased level of accounts receivable attributable to each period's respective increase in sales.

Other Income, Net. Other income, net, amounted to approximately $1.6 million and $7,000 for the three months ended September 30, 1996 and 1995, respectively, and $3.0 million and $34,000 for the nine months ended September 30, 1996 and 1995, respectively. The increase in each period is primarily due to interest income generated from the net proceeds of the Company's initial and second public offerings completed in December 1995 and June 1996, respectively.

  Income Taxes. During the three months and nine months ended September 30, 1996, the Company incurred income taxes of approximately $990,000 and $2.2 million, respectively, based on its estimated annual effective tax rate. Income tax net operating loss carryforwards and income tax credit carryforwards are included in the computation of the estimated annual effective tax rate. If the Company continues to remain profitable, such loss and tax credit carryforwards will reduce the amount of taxes payable in future periods. The amount of the loss and tax credit carryforwards which can be utilized in any period may be limited in the event that a change in ownership exceeding certain limits prescribed by Section 382 of the Internal Revenue Code is deemed to occur in the future.

LIQUIDITY AND CAPITAL RESOURCES

  During the nine months ended September 30, 1996, the Company generated positive operating cash flows primarily from increased profitability. The increase in accounts receivable was partially funded by corresponding increases in other accrued expenses and accrued royalties. During the same period, the Company recognized tax benefits from the exercise of non-statutory stock options and disqualifying dispositions of incentive stock options of approximately $3.5 million. In June 1996, the Company completed its second public offering, which generated net proceeds of approximately $73.2 million. Additionally, the Company purchased short-term investments for approximately $31.0 million during the same period. The Company also generated positive operating cash flows in the nine months ended September 30, 1995 primarily due to an increase in deferred revenues and increased profitability, which was partially offset by an increase in accounts receivable.

  The Company has lines of credit for working capital and equipment lease financing aggregating $2.0 million and $500,000, respectively. These lines expire in February 1997. The working capital credit line is limited to a percentage of eligible accounts receivable. The credit lines are secured by the accounts receivable and the equipment leased, respectively, and are subject to certain performance and operating ratios. The credit line agreement also restricts the Company's ability to pay cash dividends. There were no borrowings outstanding under the working capital credit line as of September 30, 1996.

  At September 30, 1996, the Company had approximately $97.6 million in cash and cash equivalents, $31.0 million in short-term investments and $131.2 million of working capital. The Company's cash and cash equivalents and short-term investments are invested in investment grade, interest bearing securities to minimize interest rate risk and allow for flexibility in the event of immediate cash needs. On such date, the Company had approximately $5.9 million in accounts receivable, net of allowances, and $1.8 million of deferred revenues, most of which the Company anticipates will be earned over the next twelve months.

  The Company expects that its requirements for office facilities and equipment will grow as staffing requirements dictate. The Company plans to increase its professional staff during 1996 and 1997 as sales, marketing, support, product development efforts and associated administrative systems are implemented to
support planned growth.   As a result of this planned growth the Company entered
into a 63-month lease in June 1996 for approximately 46,000 rentable square feet and intends to relocate to this new facility by December 31, 1996.
Additionally, the Company anticipates that it will occupy an additional 24,000 square feet in the new facility within the next eighteen months. The Company believes that the cost of moving its operations to such facilities will not significantly impact its financial position or results of operations.

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

  Product Concentration. The Company anticipates that one of its product technologies, future derivative products and product lines based upon this technology, if any, will constitute a majority of its revenue for the foreseeable future. The Company may experience declines in demand for products based on this technology, whether as a result of new competitive product releases, price competition, lack of success of its strategic partners, technological change or other factors.

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

  Need to Expand Channels of Distribution. The Company intends to leverage its relationships with hardware and software vendors and systems integrators to encourage these parties to recommend or distribute the Company's products. In addition, an integral part of the Company's strategy is to expand its sales force and add third-party distributors both domestically and internationally. The Company is currently investing, and intends to continue to invest, significant resources to develop these channels, which could adversely affect the Company's operating margins.

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

  Fluctuations in Quarterly Operating Results. The Company's quarterly operating results have in the past varied and may in the future vary significantly depending on factors such as the success of the Company's recently introduced WinFrame products, the size, timing and recognition of revenue from significant orders, increased competition, the proportion of revenues derived from distributors, OEMs and other channels, changes in the Company's pricing policies or those of its competitors, the financial stability of major customers, new product introductions or enhancements by competitors and partners, delays in the introduction of products or product enhancements by the Company or by competitors and partners, customer order deferrals in anticipation of upgrades and new products, market acceptance of new products, the timing and nature of sales and marketing expenses (such as trade shows and other promotions), other changes in operating expenses, personnel changes (including the addition of personnel), foreign currency exchange rates and general economic conditions. The Company operates with little order backlog because its software products typically are shipped shortly after orders are received. In addition, like many systems level software companies, the Company has often recognized a substantial portion of its revenues in the last month of a quarter with these revenues frequently concentrated in the last weeks or days of the quarter. As a result, the product revenues in any quarter are substantially dependent on orders booked and shipped in that quarter, and revenues for any future quarter are not predictable with any degree of certainty. Any significant deferral of purchases of the Company's products could have a material adverse effect on the Company's business, results of operations and financial condition in any particular quarter, and to the extent significant sales occur earlier than expected, operating results for subsequent quarters may be adversely affected. Royalty and license revenues are impacted by fluctuations in OEM licensing activity from quarter to quarter because initial license fees generally are recognized upon customer acceptance and continuing royalty and license revenues are recognized when the amount of such licensing activity can be reasonably determined. The Company's expense levels are based, in part, on its expectations of future orders and sales, and the Company may be unable to adjust spending in a timely manner to compensate for any sales shortfall. If sales are below expectations, operating results are likely to be adversely affected. Net income may be disproportionately affected by a reduction in sales because a significant portion of the Company's expenses do not vary with revenues. The Company may also choose to reduce prices or increase spending in response to competition or to pursue new market opportunities. In particular, if new competitors, technological advances by existing competitors or other competitive factors require the Company to invest significantly greater resources in research and development efforts, the Company's operating margins in the future may be adversely affected.

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

        (a)  Reports on Form 8-K
             No reports on Form 8-K were filed during the three month period ended September 30, 1996.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                CITRIX SYSTEMS, INC.



                                 /s/ ROGER W. ROBERTS
                                ----------------------------------------------
                                Roger W. Roberts
                                President, Chief Executive Officer
                                   and Secretary
                                (Principal Executive Officer)



                                 /s/ JAMES J. FELCYN, JR.
                                ---------------------------------------------
                                James J. Felcyn, Jr.
                                Vice-President of Finance and
                                 Administration and Chief Financial Officer
                                (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX




10*    License, Development and Marketing Agreement dated
       July 9, 1996 between the Company and Microsoft Corporation

11     Computation of  Earnings (Losses) Per Share

27     Financial Data Schedule



      *Confidential treatment requested pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.