Form 10-K
period 1996-12-31
CITRIX SYSTEMS INC
filed 1997-03-31
CIK 877890

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended December 31, 1996

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                 For the transition period from      to     .

                        COMMISSION FILE NUMBER 0-27084

                             CITRIX SYSTEMS, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              75-2275152
    (STATE OR OTHER JURISDICTION OF        (IRS EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)

6400 NW 6TH WAY FORT LAUDERDALE, FLORIDA                33309
    (ADDRESS OF PRINCIPAL EXECUTIVE                  (ZIP CODE)
               OFFICES)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (954) 267-3000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                     None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                         Common Stock, $.001 Par Value
                               (TITLE OF CLASS)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  X    No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of Common Stock held by non-affiliates of the registrant as of March 10, 1997 (based on the last report sale price on the NASDAQ National Market as of such date) was $345,079,267. As of March 10, 1997 there were 27,014,619 shares of the registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 1996. Portions of such proxy statement are incorporated by reference into
Part III of this report.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

ITEM 1. BUSINESS.

GENERAL

  Citrix Systems, Inc. ("Citrix" or the "Company") is a leading supplier of multi-user application server products and technologies that enable the effective and efficient enterprise-wide deployment of applications designed for Windows(R) operating systems. The Company's WinFrame and WinView product lines, developed under license and strategic alliance agreements with Microsoft Corporation ("Microsoft"), permit organizations to deploy Windows applications without regard to location, network connection, or type of client hardware platforms.

INDUSTRY BACKGROUND

  New information technologies have enabled enterprises to provide their employees with broad access to business-critical information, including sales, technical, human resources, vendor and supplier information. Because of their many diverse end-user requirements, enterprises have made significant investments in information systems infrastructure, frequently incorporating a variety of software operating environments, computing platforms and communications protocols. Business-critical enterprise applications and personal productivity tools have historically been supplied by a variety of different vendors, often resulting in incompatible systems and applications within and among company locations. As a result of this proliferation of technology, demand has increased for systems that offer users a standard interface, transparent communications and the ability to integrate enterprise and personal productivity applications to local and remote enterprise users.

  Microsoft is the leading provider of desktop operating systems, supported by a broad base of independent software developers who develop applications for the Microsoft operating systems. With the introduction of Windows 95 and Windows NT 32-bit operating system, Windows is the preferred environment for enterprise applications.

  Organizations seeking to broadly deploy line-of-business applications are faced with a diverse set of challenges, including:

  . Remote Users. The diversity of network connection types, protocols and transmission speeds limit the ability of organizations to deploy Windows applications on a cost-effective and efficient basis among remote users such as mobile workers, telecommuters and branch office personnel.

  . Client and Platform Diversity. In addition to Windows, desktop computing systems within an enterprise may include DOS systems, UNIX workstations, X-Terminals, Macintosh systems and OS/2 workstations. These systems do not support 32-bit Windows applications. Additionally, certain organizations require simpler, relatively low-cost devices, such as personal digital assistants ("PDAs"), information kiosks and fixed function terminals for certain enterprise applications, but these devices currently may not be effectively utilized because Windows support may not be available.

  . Extended Enterprise. The extension of enterprise information systems to suppliers, distributors, customers and prospects creates Windows application deployment issues that are outside the control of information systems managers, such as the quality and security of the network connection, the client platform involved and the technical expertise of the external user.

  The Company believes that these challenges have impeded effective deployment of Windows enterprise applications to essential user communities.

THE CITRIX SOLUTION

  Citrix develops, markets, sells and supports innovative client and application server software that enable the effective and efficient enterprise-wide deployment of Windows line-of-business applications. The Company's WinFrame and WinView product lines, developed under license and strategic alliance agreements with Microsoft, permit organizations to deploy Windows applications without regard to location or type of client hardware platforms. These products operate by executing the Windows applications on a multi-user server and provide end-users access to the server from a variety of client platforms that incorporate the Company's Independent Computing Architecture ("ICA") protocol. This approach minimizes the communications, memory and processing requirements of the client system, resulting in a highly scaleable, bandwidth-independent solution for deployment of enterprise Windows applications across a range of platforms and network environments.

  Leveraging its core technologies and strategic relationships, Citrix has developed products which enable the broad deployment of Windows applications in a variety of environments, including:

  . Low bandwidth connections, such as dial-up, wide area networks, wireless and the Internet.

  . Existing Intel-based computer systems, such as 286, 386, 486 and Pentium computers.

  . Non-Intel platforms, such as UNIX workstations, X-Terminals, RISC-based NT Workstations and Macintosh systems.

  . Emerging platforms, such as hand-held wireless devices, PDAs, information kiosks, Windows terminals and network computers.

  To address deployment in these diverse environments, the Company has developed two proprietary technologies: (i) the ICA(R) protocol and (ii) multi-user Windows NT extensions developed under a source code license from Microsoft.

  ICA Protocol. The Company's ICA protocol separates the application's graphical user interface from the application logic, allowing the user interface to be displayed on one computer or device while the application logic itself is executed on an application server. This distributed architecture allows 16- and 32-bit Windows applications to run remotely over a wide range of connection speeds including low bandwidth connections. The Company believes that the ICA protocol significantly reduces many of the difficulties associated with the manageable deployment of Windows applications to a broad array of local and remote users.

  Multi-user Windows NT Extensions. The Company's multi-user Windows NT extensions, developed under source code license and strategic alliance agreements with Microsoft, are integrated into the Windows NT operating system in a manner that is transparent to the end-user. These extensions allow multiple users to share an application server, with each user receiving a "virtual" Windows environment through a dedicated ICA session. The systems management and security extensions are fully integrated with the standard Windows NT administrative features, allowing for consistent and integrated multi-user server management facilities.

PRODUCTS

  Citrix has two primary product lines:

  WinView, first shipped in April 1993, is a Windows application server based on an OS/2 operating system that is marketed to departments and workgroups to implement remote applications systems.

  WinFrame, first shipped in August 1995, is a Windows application server, based on Windows NT that is marketed to enterprises to deploy advanced Windows applications remotely, provide Windows applications to a broad array of client platforms and publish enterprise applications on a corporate Intranet. The Company, in conjunction with its strategic partners, intends to market a family of products based on its WinFrame technology that will ultimately include solutions for a number of targeted markets, including remote computing, Web computing and Windows terminals or special purpose devices.

  The WinView and WinFrame product lines consist of the following two components:

  Application Server Software. WinView and WinFrame application servers run on industry-standard server hardware containing one or more Intel processors. These application servers were created using source code licenses for Microsoft's OS/2 and Windows NT Server operating systems. The application server provides three areas of functionality: operating system extensions that allow each user to receive a "virtual" Windows environment, communications support to allow the Company's ICA protocol to operate on a variety of analog and digital network connections and management configuration software. The application server is configured at the time of sale to support a pre-specified number of concurrent users. This number can be increased easily with the purchase of additional concurrent user licenses, sold as add-on kits. The Company's application server software runs with off-the-shelf, industry standard server hardware peripherals which are purchased from third parties.

  Client Software. Each client that accesses a WinView or WinFrame server requires software or hardware that runs the ICA protocol. The client establishes a communications link with the server over dial-up, local area network ("LAN"), wide area network ("WAN") or Internet connections, and has three basic functions: establishing a server connection over the specified network connection, sending and receiving ICA protocol data over the network link and providing compatibility with DOS, Windows 3.x, Windows for Workgroups, Windows 95 and Windows NT operating systems.

TARGET MARKETS

  Remote Computing. In the remote computing market, the Company's products are used by workgroups, departments and enterprises to deploy applications whose scale, performance, reliability and security requirements are more demanding than those associated with simple remote access. Citrix markets its application servers as a scaleable platform for the widespread deployment of enterprise applications. Without the use of WinView or WinFrame, remote deployment of these applications is slow and expensive because LAN applications typically require a lot of memory, fast processors, and relatively high-speed communication bandwidth.

  The remote computing market incorporates dial-in remote access for large field workforces, branch office locations and deployment of applications over an enterprise WAN. For enterprises with any of these deployment requirements, scaleable implementation of legacy and client/server applications can be an issue.

  Web Computing. The Company views the development of intranets as an important potential market for its application server products. Although the intranet market is rapidly gaining in popularity and companies are developing new types of applications, they need to integrate Web technologies and their Windows applications. A Citrix WinFrame application server, when used in conjunction with a Web server, allows an organization to provide intranet access to standard and custom developed Windows applications. For example, using this approach, an organization could add secure interactive access to a large Lotus Notes database directly from a Web page without developing any new programs or changing the existing Lotus Notes application program.

  The Company believes that there are a number of opportunities to market its line of WinFrame servers as a system platform for the deployment of Windows applications in an Intranet environment. These capabilities are intended to permit organizations to publish Windows applications using their standard Web server infrastructure.

  Specialized Windows Terminals. Citrix has licensed its ICA technology to companies such as Wyse Technology ("Wyse") and Boundless Technologies to enable the development of low-cost Windows terminals. In addition, the Company intends to continue to develop strategic relationships and work with key strategic partners to deploy Windows applications on point of sale terminals and information kiosks. The Company believes that its WinFrame application servers, when coupled with these new devices, will provide an effective alternative to character-based UNIX implementations and will capitalize on existing Windows applications, tools and development facilities.

  Wireless Windows Servers and PDAs. The Company believes that there is a strong and growing demand for wireless, collaborative computing. Many device manufacturers, including Apple Computer, Inc., Motorola, Inc., Sharp Corporation, Sony Corporation and others have announced and are shipping portable wireless devices. In most cases, the acceptance of these devices requires low-cost, long battery life and portability. These requirements are inconsistent with the latest generation of Windows applications and Windows development tools, which need substantial RAM, processing power and communications bandwidth for adequate performance.

The Company believes the application of its technology will enable these devices to access the latest generation of Windows 95 and Windows NT applications. Citrix has licensed technology to Telxon Corporation and Psion Software PLC for potential inclusion in a line of portable wireless devices.

  UNIX, X-Terminal, DOS and Macintosh Support for Windows. The introduction of Windows 95 has caused a major transition in the Windows application software market. As independent software vendors ("ISVs") move to develop applications which capitalize on the new features of the Windows 95 system, they are expecting organizations to upgrade client systems in order to run these applications. In many large establishments, there is a heterogeneous mix of computing platforms, including DOS systems, Windows 3.x systems, UNIX workstations, X-Terminals and Macintosh computers. In conjunction with the appropriate ICA client software, Citrix application server products can deliver Windows 32-bit applications, running on the server, to most types of network-attached client systems. The Company has licensed Tektronix, Inc. ("Tektronix"), and Insignia Solutions, Inc. ("Insignia"), to incorporate ICA technology into their products and to resell application servers to deliver Windows applications to UNIX systems, X-Terminals and Macintosh systems. In addition to the clients supported by these OEM relationships, the standard Citrix products deliver Windows applications to DOS, Windows 3.x, Windows for Workgroups, Windows NT and OS/2 systems.

STRATEGIC RELATIONSHIPS

  The Company has entered into a number of strategic relationships to develop its existing and future product lines, develop markets for the application of its technology and to broaden deployment and acceptance of the ICA protocol as a de facto industry standard presentation services protocol for distributed Windows computing. In connection with the Company's development of the WinFrame and WinView product lines and markets, the Company has entered into strategic relationships with the following key partners:

  Microsoft Corporation. Since its inception, the Company has been a party to a number of license agreements with Microsoft, including licenses to Microsoft OS/2, Windows 3.x, Windows for Workgroups and Windows NT. Under these agreements, the Company has access to certain Microsoft source and object code, technical support and other materials. In addition, the Company is permitted to sublicense Microsoft Windows NT server as a part of its WinFrame line of products, pursuant to which the Company pays royalties to Microsoft. The license agreements had an initial term which expired in September 1994, and was extended for a period of five years. The Company may further extend these agreements until September 2001. The license agreements may not be assigned by the Company without the prior written consent of Microsoft, which consent shall not be unreasonably withheld, provided that Microsoft's refusal to permit assignment to a competitor shall not be considered "unreasonably withheld." For purposes of the agreements, an assignment shall be deemed to include, with certain exceptions, a merger of the Company with another party, whether or not the Company is the surviving entity, the acquisition by a third party of more than 25% of the Company's voting stock or the sale of more than 50% of the Company's assets. These provisions may impede the Company's ability to enter into certain transactions with third parties, such as mergers with or acquisitions by third parties. In addition to its contractual agreements, the Company and Microsoft are cooperating in connection with the application of Citrix technology in vertical, educational and the intranet markets.

  In July 1996, the Company entered into a license, development, and marketing agreement with Microsoft relating to the inclusion of ICA as an embedded component in future versions of Windows 95, Windows 3.X, Windows NT and the Internet Explorer for Windows. Pursuant to this agreement, the Company licenses its ICA technology to Microsoft, royalty-free, as included in the above Microsoft Windows family of products.

  Citrix and Microsoft are currently in negotiations regarding the licensing of their technologies for Windows NT Version 4.0 and certain future versions of Windows NT technology, as well as licensing certain technology of the Company. In February 1997, Microsoft informed Citrix that it intends to provide system capability that permits concurrent use of its operating system by multiple end-users and additional remote access capabilities for future versions of Windows NT. In the event that Microsoft determines to develop the technology internally or to pursue alternative sources of the technology, Citrix believes that such determination will have a material adverse effect on the Company's business, results of operations and financial condition. Although the Company is pursuing negotiations with Microsoft regarding the cross-licensing of such technologies, there are no assurances that these negotiations will be successful. Additionally, as a result of these discussions with Microsoft and if the Company is able to secure the licensing, the Company believes that royalties payable to Microsoft associated with such licensing of the Windows NT Version 4.0 and future versions of NT technology will increase from current levels. If the companies are unable to agree upon the terms of such cross-licensing or, if the terms of such cross-licensing are less favorable to Citrix than in the past, the Company believes that its net revenues, cost of goods sold and corresponding gross margin may be adversely impacted so that they will have, in the aggregate, a material adverse effect on the Company's business, results of operations and financial condition. The Company cannot currently quantify the impact on its business, results of operations and financial condition.

  Insignia Solutions, Inc. In August 1995, the Company entered into a software license agreement with Insignia pursuant to which the Company granted a license to Insignia to incorporate its ICA technology in products designed for X-Terminals, UNIX workstations and Macintosh platforms. Insignia is authorized to market products incorporating ICA technology through their software channels. Insignia is re-marketing the enhanced Citrix WinFrame server under the trademark of "NTRIGUE."

  Network Computing Devices, Inc. In March 1996, the Company entered into a software license with Network Computing Devices, Inc. ("NCD") to deliver Windows applications to X-devices. The agreement allows NCD to implement a native-X driver for WinFrame and remarket the driver and the WinFrame server under the name of "WinCenter Pro."

  Tektronix, Inc. In September 1994, the Company entered into a software license agreement with Tektronix pursuant to which the Company granted a license to Tektronix to incorporate its ICA technology to enable PC application access from X-Terminals and UNIX workstations. The Company believes that its collaboration with Tektronix has resulted in the first product line to deliver Windows 95 applications to X-Terminals and UNIX workstations. Tektronix implemented a native-X version of the ICA client program and is re-marketing the Citrix WinFrame server under the name of WinDD.

  Wyse Technology. In June 1995, the Company entered into a software license agreement with Wyse pursuant to which the Company and Wyse began cooperative efforts concerning the design and development of a new class of Windows-capable client devices that function in conjunction with the Company's application server. Citrix and Wyse are also working to build sales and marketing channels to deliver the combined products to the UNIX marketplace.

  Sun Microsystems, Inc. In September 1996, the Company entered into a software licensing agreement with Sun Microsystems, Inc. ("Sun") pursuant to which the Company granted a license to Sun to distribute a version of the Company's ICA client software designed for Java-based devices. Sun is authorized to market products incorporating the ICA technology through their sales channels.

CUSTOMERS

  Tech Data Corporation ("Tech Data") and Unique Co-operative Solutions, Inc. ("UCSI"), distributors of the Company's products pursuant to distributor agreements, accounted for 22% and 12%, respectively, of the Company's total net sales in 1996 and 22% and 6%, respectively, in 1995. The Company's agreements with Tech Data and UCSI are not exclusive, have no stated minimum purchase obligations and may be terminated by either party without cause. The Company believes that in the event of a termination of either relationship, the Company could replace such relationship with an alternate distributor and that such replacement would not have a material adverse effect on the Company's business, results of operations and financial condition.

RESEARCH AND DEVELOPMENT

  The Company's research and development efforts are focused on developing new products and core technologies for its markets and further enhancing the functionality, reliability, performance and flexibility of existing products. Extensive input concerning product development is obtained from users, both directly and indirectly through its channel distributors.

  The Company believes that its software development team and core technologies represent a significant competitive advantage for the Company. The software development team includes a number of key members from the engineering team that developed the original version of OS/2 at International Business Machines Corporation. Since May 1993, this team has been involved in the development of system software products utilizing Windows NT technology. The Company has made significant development investments in two key core technologies: its ICA protocol and multi-user Windows extensions to NT and OS/2.

  In 1996, 1995 and 1994, the Company's research and development expenses were approximately $3.8 million, $2.3 million and $1.9 million, respectively. To date, all software development costs have been expensed as incurred.

SALES, MARKETING AND SUPPORT

  Citrix markets its products through multiple indirect channels worldwide, including distributors, value-added resellers, system integrators and OEM licensees. In January 1996, Citrix announced its Citrix Solutions Network ("CSN"), which provides training and certification to integrators, value-added resellers and consultants for a full-range of WinFrame based application deployment solutions and services. As of December 31, 1996, the Company had sales/marketing relationships with four national distributors, three regional distributors, approximately 400 CSN Authorized Gold Solutions Providers, approximately 660 CSN Authorized Silver Solutions Providers in addition to over 600 other Citrix-authorized value-added resellers, system integrators and OEM licensees. Internationally, the Company had relationships with approximately 50 distributors. A number of the Company's strategic partners and OEM licensees provide additional indirect sales channels for Citrix products under either a Citrix brand or private brand name.

  Citrix's sales and marketing organization actively supports its distributors and resellers. The Company's marketing department provides training, sales event support, sales collateral, advertising, direct mail and public relations coverage to its indirect channels to aid in market development and in attracting new customers. The Company's sales organization consists of field-based systems engineers and corporate sales professionals. These field personnel are supported by an inside sales group based in Fort Lauderdale, Florida. Inside sales personnel recruit prospective customers, provide technical advice with respect to Citrix products and work closely with key distributors and resellers of the Company's products. In addition, the Company plans to hire a number of direct sales personnel to increase product demand among large corporate accounts.

  Citrix provides most of its distributors and resellers with product return rights for stock balancing or limited product evaluation. Stock balancing rights permit distributors to return products to Citrix for credit, within specified limits and subject to ordering an equal amount of additional Citrix products. Although the Company believes that it has adequate reserves to cover product returns, there can be no assurance that Citrix will not experience significant returns in the future or that such reserves will be adequate. The Company also provides most of its distributors and resellers with price protection rights. Price protection rights require that Citrix grant retroactive price adjustments for inventories of Citrix products held by distributors or resellers if Citrix lowers its prices for such products. In the event that the Company determines to reduce its prices, it will establish a reserve to cover exposure to distributor inventory.

  The majority of Citrix's service and support activities are related to software and network integration issues. Due to the nature of Citrix products, remote access via a telephone connection can often be used to troubleshoot and diagnose network problems. Citrix also provides technical support and training to channel and strategic partners, who are utilized as the first line of support for their own customers. Additionally, users can choose from a comprehensive fee-based support program which ranges from one-time incident charges to an annual support agreement covering multiple sites and servers. Citrix also provides on-line services to distribute technical advice and software updates. These services include a bulletin board service, fax service and access via CompuServe, the Internet and electronic mail.

  Citrix conducts its sales, marketing and support activities from its principal offices in Fort Lauderdale, Florida as well as through satellite offices in the United Kingdom, France, and Germany.

OPERATIONS

  The Company controls all purchasing, inventory, scheduling, order processing and accounting functions related to its operations. All production and warehousing is performed by an independent contractor. Shipping is made primarily from the location of the independent contractor, although limited shipments are made from the Company's facilities. Master software diskettes, development of user manuals, packaging designs, initial product quality control and testing are performed at the Company's facilities. Diskette and CD-ROM duplication, printing of documentation, packaging and assembly are performed by the independent contractor to the Company's specifications. To date, the Company has not experienced any material difficulties or delays in the manufacture and assembly of its products.

  The Company has identified and evaluated alternative manufacturing vendors and believes that such alternative vendors are capable of producing the requisite quality and volumes at competitive prices. However, if difficulties and delays were to be encountered, and transition to an alternate manufacturer was not completed promptly, the Company's business, results of operations and financial condition could be materially adversely affected.

  The Company generally ships products upon receipt of an order. As a result, the Company has relatively little backlog at any given time, and does not consider backlog to be a significant indicator of future performance.

COMPETITION

  The markets in which the Company competes are intensely competitive and offer a variety of solutions. Remote computing products range from simple remote control software for a single PC to remote node hardware products to branch office routers. Competitive factors in the remote computing market include completeness of features, product quality and functionality, marketing and sales resources and customer service and support. While the Company believes that it presently competes on a favorable basis with respect to these factors, there can be no assurance that the Company will be able to establish and maintain a market position in the face of increased competition. The Company faces competition from organizations that seek alternative approaches to remote computing from such companies as 3Com Corp., Bay Networks, Inc., Cisco Systems, Inc., Microsoft, Novell, Inc., Shiva Corporation and Symantec Corporation, all of whom are significantly larger than the Company and have greater financial resources.

  Additionally, the Company believes that companies, including Microsoft, have entered or will enter the market with solutions that involve a similar approach to Citrix's multi-user application server. Companies with products that compete with multi-user features of WinFrame include Exodus Technologies and Groupe Prologue. (See " -- Strategic Relationships" and "Management's Discussion and Analysis of Operations -- Certain Factors Which May Affect Future Results".)

  In addition, alternative products exist for Internet commerce that directly or indirectly compete with the Company's products. Existing or new products that extend Web site software to provide database access or interactive computing can materially impact the Company's ability to sell its products in this market. Competitors in this market include Microsoft, Netscape Communications Corporation, Quarterdeck Corp. and Sun and other makers of Web server and browser software. In the multi-user graphical platform market, the key competitor is The Santa Cruz Operation, Inc., and, to a lesser extent, other manufacturers of UNIX application servers. The Company will encounter competition from The Santa Cruz Operation to the extent it is able to provide a low-cost graphical computing platform for Windows applications. As markets for the Company's products continue to develop, additional companies, including companies with significant market presence in the computer hardware, software and networking industries, may enter the markets in which the Company competes and further intensify competition. Most of these competitors and potential competitors have significantly greater financial, technical, sales, marketing, support and other resources than the Company. There can be no assurance that the Company will be able to establish and maintain a market position in the face of increased competition. Although the Company believes that price has historically been a less significant competitive factor than product performance, reliability and functionality, the Company believes that price competition, with a resultant diminution of profit margins, may become more significant in the future. The Company may not be able to maintain its historic prices, and an inability to do so could adversely affect the Company's business, results of operations and financial condition.

PROPRIETARY TECHNOLOGY

  The Company's success is heavily dependent upon proprietary technology. While the Company has recently filed 12 patent applications, to date the Company has no patents, and existing copyright laws afford only limited protection for the Company's software. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. Accordingly, the Company relies primarily on trade secret protection and confidentiality and proprietary information agreements to protect its proprietary technology. The loss of any material trade secret, trademark, trade name or copyright could have a material adverse effect on the Company. There can be no assurance that the Company's efforts to protect its proprietary technology rights will be successful. Despite the Company's precautions, it may be possible for unauthorized third parties to copy certain portions of the Company's products or to obtain and use information that the Company regards as proprietary. Substantially all of the Company's sales are derived from the licensing of Company products under "shrink wrap" license agreements that are not signed by licensees and, therefore, may be unenforceable under the laws of certain jurisdictions. Although the Company does not believe that its products infringe on the rights of third parties, there can be no assurance that third parties will not assert infringement claims against the Company in the future or that any such assertion will not result in costly litigation or require the Company to obtain a license to proprietary technology rights of such parties. In addition, there can be no assurance that such licenses will be available on reasonable terms or at all.

  While the Company's competitive position may be affected by its ability to protect its proprietary information, the Company believes that because of the rapid pace of technological change in the industry, factors such as the technical expertise, knowledge and innovative skill of the Company's management and technical personnel, its strategic relationships, name recognition, the timeliness and quality of support services provided by the Company and its ability to rapidly develop, enhance and market software products may be more significant in maintaining the Company's competitive position.

EMPLOYEES

  As of March 10, 1997, the Company had a total of 163 employees. Three of the Company's employees are represented by a statutory collective bargaining agreement in France and the Company believes that its relations with employees are good.

ITEM 2. PROPERTIES.

  The Company occupies approximately 46,000 square feet of leased and subleased office space in Fort Lauderdale, Florida. Additionally, the Company anticipates that it will occupy an additional 24,000 square feet in this facility within the next twelve months. The lease expires in September 2001. The Company may renew such lease, subject to acceptable renewal terms and subject to any rent escalation (based on the consumer price index) as provided for in the lease.

ITEM 3. LEGAL PROCEEDINGS.

  On March 7, 1997, a purported class action lawsuit was filed in the United States District Court for the Southern District of Florida, Southern Division, against the Company, Roger W. Roberts, President, Chief Executive Officer, Secretary and a member of the Board of Directors (the "Board"), Edward E. Iacobucci, Chairman of the Board, Vice President of Strategy & Technology and Chief Technology Officer, and Gregory B. Maffei, a member of the Board. In its complaint, the plaintiff asserts, on behalf of itself and a putative class of purchasers of the Company's common stock during the period from January 20, 1997 through February 26, 1997, claims: (1) under section 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder; and (2) for negligent misrepresentation.

  On March 19, 1997, a purported class action lawsuit was filed in the United States District Court for the Southern District of Florida, Northern Division, against the Company, Roger W. Roberts, President, Chief Executive Officer, Secretary and a member of the Board, Kevin R. Compton, a member of the Board, James J. Felcyn, Jr., Chief Financial Officer, Treasurer, Vice President of Finance and Administration and Assistant Secretary, and Bruce C. Chittenden, Vice President--Engineering. In the complaint, the plaintiffs assert, on behalf of themselves and a putative class of purchasers of the Company's common stock during the period from January 21, 1997, through February 26, 1997, claims under section 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder.

  The claims in each of the lawsuits relate principally to certain statements made by the Company, or certain of its representatives, concerning the status of the Company's relationship with Microsoft. The complaints seek unspecified damages and costs, including attorneys' and experts' fees and other disbursements. The outcome of litigation cannot yet be determined. Accordingly, no provision for any liability that may result from these matters has been recognized in the accompanying consolidated financial statements. There can be no assurances, however, that the outcome of this litigation will not have a material adverse effect on the Company's business, results of operations, and financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  No matters were submitted to a vote of security holders during the fourth quarter of 1996.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

                PRICE RANGE OF COMMON STOCK AND DIVIDEND POLICY

  The Company's Common Stock is currently traded on The Nasdaq National Market under the symbol "CTXS." Public trading of the Common Stock commenced on December 8, 1995. Prior to that time, there was no public market for the Company's Common Stock. The following table sets forth the high and low bid prices for the Company's Common Stock as reported on the Nasdaq National Market for the periods indicated, as adjusted to the nearest 1/16 to reflect the two-for-one stock split in the form of a stock dividend paid on or about June 4, 1996 to holders of record of the Company's Common Stock on May 28, 1996. Such information reflects inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

                                                                 HIGH     LOW
                                                                ------- -------
FISCAL YEAR 1995:
  Fourth Quarter (from December 8, 1995)....................... $17 1/2 $12 3/8
FISCAL YEAR 1996:
  First Quarter................................................ $27 7/8 $11 3/4
  Second Quarter............................................... $44     $21 7/8
  Third Quarter................................................ $51 3/4 $24
  Fourth Quarter............................................... $56 1/4 $37 3/4
FISCAL YEAR 1997:
  First Quarter (through March 10, 1997)....................... $50 1/2 $ 9 3/4

  On March 10, 1997, the last reported sale price of the Common Stock on the Nasdaq National Market was $13 per share. As of March 10, 1997, there were approximately 425 holders of record of the Common Stock.

  The Company has never declared or paid cash dividends. The Company currently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends on its capital stock in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

  The selected consolidated statement of operations data set forth below with respect to the years ended December 31, 1996, 1995 and 1994, and the consolidated balance sheet data as of December 31, 1996 and 1995 are derived from the consolidated financial statements of the Company, included herein, which have been audited by Ernst & Young LLP, independent certified public accountants. The statement of operations data for the years ended December 31, 1993 and 1992, and the balance sheet data as of December 31, 1994, 1993 and 1992, have been derived from financial statements not included herein. Except as otherwise noted, all information contained in this Form 10-K reflects a 2-for-1 stock split of the Common Stock and a 2-for-3 reverse stock split of the Common Stock, effected June 4, 1996 and December 7, 1995, respectively. The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto included as Item 8 in this Form 10-K.

                                            YEAR ENDED DECEMBER 31,
                                  ---------------------------------------------
                                    1996    1995     1994      1993      1992
                                  -------- ------- --------  --------  --------
                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF
 OPERATIONS DATA:
Net revenues....................  $ 44,527 $14,568 $ 10,085  $  5,164  $  1,801
Cost of goods sold..............     5,099   1,956    2,137       929       498
                                  -------- ------- --------  --------  --------
Gross Margin....................    39,428  12,612    7,948     4,235     1,303
                                  -------- ------- --------  --------  --------
Operating expenses:
  Research and development......     3,843   2,343    1,912     1,722     1,529
  Sales, marketing and support..    13,741   6,670    4,444     3,866     2,678
  General and administrative....     4,126   1,784    1,395     1,370       832
                                  -------- ------- --------  --------  --------
    Total operating expenses....    21,710  10,797    7,751     6,958     5,039
                                  -------- ------- --------  --------  --------
Income (loss) from operations...    17,718   1,815      197    (2,723)   (3,736)
Other income, net...............     4,545     173       45         1        49
                                  -------- ------- --------  --------  --------
Income (loss) before income tax-
 es.............................    22,263   1,988      242    (2,722)   (3,687)
Income taxes....................     3,562      93      --        --        --
                                  -------- ------- --------  --------  --------
Net income (loss)...............  $ 18,701 $ 1,895 $    242  $ (2,722) $ (3,687)
                                  ======== ======= ========  ========  ========
Net income per share............  $   0.68 $  0.09
                                  ======== =======
Pro forma net income per share
 (1)............................                   $   0.01
                                                   ========
Weighted average shares out-
 standing:
  Historical....................    27,303  20,404
                                  ======== =======
  Pro forma (1).................                     20,194
                                                   ========
                                                 DECEMBER 31,
                                  ---------------------------------------------
                                    1996    1995     1994      1993      1992
                                  -------- ------- --------  --------  --------
                                                (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
  Working capital (deficiency)..  $139,778 $42,688 $  1,989  $    366  $   (443)
  Total assets..................   149,580  46,715    3,932     2,306     1,043
  Long term portion of capital
   lease obligations............         8      88       68       --        --
  Redeemable convertible pre-
   ferred stock.................       --      --    18,608    16,630    11,627
  Common shareholders' equity
   (deficit) (2)................   141,851  42,962  (16,473)  (16,103)  (11,932)

--------
(1) Pro forma net income per share and the Pro forma weighted average shares outstanding are calculated using the weighted average number of common and common equivalent shares outstanding during the period after giving effect to the conversion of the redeemable convertible preferred stock into an aggregate of 15,359,388 shares of Common Stock.

(2) At December 31, 1994, 1993 and 1992 the common shareholders' equity (deficit) included certain amounts attributable to the accretion of redeemable convertible preferred stock. See Note 7 of the Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  The Company develops, markets, sells and supports innovative client and application server software that enables effective and efficient deployment of enterprise applications that are designed for Windows operating systems. The Company was incorporated in April 1989, and shipped its initial products in 1991.

  From inception until the introduction of WinView in 1993, substantially all of the Company's revenue was derived from its initial products. From its introduction in the second quarter of 1993 through the second quarter of 1995, the WinView product represented the largest source of the Company's revenue. The Company's WinFrame products shipped in final form in the third quarter of 1995 and represented approximately 63% of the Company's revenue in 1996. The Company anticipates that the WinFrame product line will constitute a majority of its revenue for the foreseeable future. The Company anticipates that revenues from the WinView product will decline over time as the Company's distribution channels and customer base transition to WinFrame. Revenues from WinFrame and WinView products result primarily from license fees for "shrink wrapped" product sold to distributors and resellers. The Company also derives revenue from initial license fees and associated quarterly royalties from original equipment manufacturers ("OEMs"), non-recurring engineering fees and training, consulting and service revenue.

  Product revenues are recognized upon shipment only if no significant Company obligations remain and collection of the resulting receivable is deemed probable. In the case of noncancelable product licensing arrangements under which certain OEMs have software reproduction rights, recognition of revenue also requires delivery and customer acceptance of the product master or first copy. Product returns and sales allowances are estimated and provided for at the time of sale. Non-recurring engineering fees are recognized ratably as the work is performed. Revenues from training and consulting are recognized when the services are performed. Service revenues from customer maintenance fees for ongoing customer support and product updates are recognized ratably over the term of the contract, which is typically twelve months. Service revenues, which are immaterial when compared to net revenues, are included in net revenues on the face of the income statement.

  Citrix and Microsoft are currently in negotiations regarding the licensing of Windows NT Version 4.0 and certain future versions of Windows NT technology, as well as licensing certain technology of the Company. In February 1997, Microsoft informed Citrix that it intends to provide system capability that permits concurrent use of its operating system by multiple end-users and additional remote access capabilities for future versions of Windows NT. In the event that Microsoft determines to develop the technology internally or to pursue alternative sources of the technology, Citrix believes that such determination will have a material adverse effect on the Company's business, results of operations and financial condition. Although the Company is pursuing negotiations with Microsoft regarding the cross-licensing of such technologies, there are no assurances that these negotiations will be successful. Additionally, as a result of these discussions with Microsoft and if the Company is able to secure the licensing of the Windows NT Version 4.0 and future versions of NT technoglogy, the Company believes that royalties payable to Microsoft associated with such licensing will increase from current levels. If the companies are unable to agree upon the terms of such cross-licensing or, if the terms of such cross-licensing are less favorable to Citrix than in the past, the Company believes that its net revenues, cost of goods sold and corresponding gross margin may be adversely impacted so that they will have, in the aggregate, a material adverse effect on the Company's business, results of operations and financial condition. The Company cannot currently quantify the impact on its business, results of operations and financial condition.

RESULTS OF OPERATIONS

  The following table sets forth statement of operations data of the Company expressed as a percentage of net revenues and as a percentage of change from period-to-period for the periods indicated.

                              YEAR ENDED DECEMBER 31,       1996        1995
                              -------------------------  COMPARED TO COMPARED TO
                               1996     1995     1994       1995        1994
                              -------  -------  -------  ----------- -----------
Net revenues................    100.0%   100.0%   100.0%    205.7%       44.5%
Cost of goods sold..........     11.5     13.4     21.2     160.7        (8.5)
                              -------  -------  -------     -----       -----
Gross margin................     88.5     86.6     78.8     212.6        58.7
                              -------  -------  -------     -----       -----
Operating expenses:
  Research and development..      8.6     16.1     19.0      64.0        22.5
  Sales, marketing and sup-
   port.....................     30.9     45.8     44.1     106.0        50.1
  General and administra-
   tive.....................      9.2     12.2     13.8     131.2        27.9
                              -------  -------  -------     -----       -----
    Total operating ex-
     penses.................     48.7     74.1     76.9     101.1        39.3
                              -------  -------  -------     -----       -----
Income from operations......     39.8     12.5      1.9     876.1       821.3
Interest income, net........     10.2      1.2      0.4       *         284.4
                              -------  -------  -------     -----       -----
Income before income taxes..     50.0     13.6      2.3       *         721.5
Income taxes................      8.0      0.6      --        *           *
                              -------  -------  -------     -----       -----
Net income..................     42.0%    13.0%     2.3%    886.9%      683.1%
                              =======  =======  =======     =====       =====

--------
* Not meaningful.

  Net Revenues. Net revenues were $44.5 million, $14.6 million and $10.1 million in 1996, 1995 and 1994, respectively, representing increases of 205.7% and 44.5% from 1995 to 1996 and from 1994 to 1995, respectively. The Company's net revenues during 1996, 1995, and 1994 were derived primarily from product license revenues and in 1994, certain developmental work (non-recurring engineering fees) for strategic partners of the Company.

  The increase in net revenues for 1996 as compared to 1995 and 1995 as compared to 1994 primarily reflects revenues generated from the Company's WinFrame products, whose first production version was shipped in August 1995, and, to a lesser extent, increased OEM revenues. These increases in net revenues were partially offset by a decline in the Company's NetWare Access Server ("NAS"), WinView, and other product revenues in addition to an increase in the Company's provision for stock rotation and product returns.

  WinFrame and OEM revenues approximated 62.9% and 26.0% of revenues, respectively, in 1996 and 34.3% and 17.9% of revenues, respectively, in 1995. WinView revenues approximated 6.8%, 40.8%, and 68.5% of revenues respectively, in 1996, 1995, and 1994. The Company's WinFrame and OEM revenues represent product license fees based upon the Company's multi-user NT-based technology.

  The Company and Microsoft are currently in negotiations regarding the license and distribution of a version of WinFrame based on Microsoft Windows NT Version 4.0 and certain future versions of Windows NT technology. Further, Microsoft recently announced that it intends to provide system capability that permits concurrent use of its operating system by multiple end-users and additional remote access capabilities for future versions of Windows NT. If the negotiations involving such licensing arrangements result in less favorable terms for Citrix than in the past, if the negotiations are unsuccessful, or if Microsoft determines to develop the technology internally or to pursue alternative sources for the technology, Citrix believes that such events will have a material adverse effect on the Company's net revenues in future periods. The Company cannot currently quantify the impact on its net revenues.

  Cost of Goods Sold. Cost of goods sold consisted primarily of the cost of royalties, product media and duplication, manuals, packaging materials and shipping expense. Cost of OEM revenues consisted of cost of royalties except where the OEM elected to purchase shrink wrapped products, in which case such costs were as described in the preceding sentence. Costs associated with non-recurring engineering fees were included in research and development expenses and are not separately identifiable. All development costs included in the research and development of software products and enhancements to existing products have been expensed as incurred. Consequently, there is no amortization of capitalized research and development costs included in cost of goods sold.

  If negotiations with Microsoft regarding the license and distribution of a version of WinFrame based on Microsoft Windows NT Version 4.0 and certain future versions of Windows NT technology are successful, the Company believes it will be required to pay increased royalty rates on sales of Windows NT server-based products. Accordingly, the cost of goods sold as a percentage of net revenues will increase in future period and could have a material adverse effect on the Company's business, results of operations and financial condition. The Company cannot currently quantify the impact on its cost of goods sold.

  Gross Margin. Gross margin increased from 86.6% in 1995 to 88.5% in 1996, and from 78.8% in 1994 to 86.6% in 1995. The increase in gross margin as a percent of gross revenues from 1995 to 1996 was primarily attributable to changes in product mix, representing changes in the mix of OEM revenues versus product sold to distributors and resellers, and different products within the WinFrame product line. The increase in gross margin in 1995 was primarily attributable to decreased shipments of the Company's NAS product line, which had higher associated royalties than WinFrame and WinView products.

  The Company anticipates that gross margin and gross margin as a percentage of net revenues may decrease as a result of the factors and events described above in Overview, Net Revenues and Cost of Goods Sold. The Company cannot currently quantify the impact of such decrease.

  Research and Development Expenses. Research and development expenses were $3.8 million, $2.3 million and $1.9 million in 1996, 1995 and 1994, representing 8.6%, 16.1%, and 19.0% of net revenues, for the years ended December 31, 1996, 1995 and 1994, respectively. Research and development expenses consisted primarily of personnel-related costs. Increases in research and development expenses in 1996 and 1995 resulted primarily from additional staffing, associated salaries and related expenses required to expand and enhance the Company's product lines and, in 1996, third-party expenses associated with the translation and localization of the WinFrame products as well as increased expenses associated with patent filings relating to certain aspects of the Company's software products and technology.

  Sales, Marketing and Support Expenses. Sales, marketing and support expenses approximated $13.7 million, $6.7 million and $4.4 million, representing 30.9%, 45.8% and 44.1% of net revenues for the years ended December 31, 1996, 1995 and 1994, respectively. The increases in sales, marketing, and support expenses in 1996 and 1995 resulted primarily from increases in promotional and advertising activities, which include co-op advertising programs and other promotional activities such as those directed at resellers, training programs, trade shows and other direct mail and advertising activities. Sales and marketing staff and associated salaries, commissions and related expenses, also increased, resulting from efforts to expand the Company's product distribution. Additionally, in 1995, recruiting and relocation expenses contributed to the increase in these expenses.

  General and Administrative Expenses. General and administrative expenses were $4.1 million, $1.8 million and $1.4 million, representing 9.2%, 12.2% and 13.8% of net revenues, for the years ended December 31, 1996, 1995 and 1994, respectively. The increase in general and administrative expenses in 1996 was primarily due to expenditures associated with being a public company such as increased legal fees and associated regulatory filing expenses as well as expenses associated with the investor relations function. Additionally, for both 1996 and 1995, the increase was also due to increased staff, associated salaries and related expenses necessary to support overall increases in the scope of the Company's operations, as well as an increase in the provision for doubtful accounts due to an increased level of accounts receivable attributable to each period's respective increase in sales.

  Interest Income, Net. Interest income, net, amounted to $4.5 million, $173,000 and $45,000 for the years ended December 31, 1996, 1995 and 1994, respectively. The increase in interest income, net, in 1996 and 1995 was primarily due to interest income generated from the net proceeds of the Company's public offerings which were completed in June 1996 and December 1995.

  Income Taxes. In 1996, the Company's effective tax rate was 16%, reflecting the utilization of substantially all of the Company's income tax net operating loss carryforwards. In 1995, the Company incurred income tax expense of $93,000, representing only Alternative Minimum Taxes due to limitations in utilizing the Company's net operating loss carryforwards. The Company had not incurred any significant income tax expense from its inception through the year ended December 31, 1994.

LIQUIDITY AND CAPITAL RESOURCES

  In 1996 and 1995, the Company generated positive operating cash flows primarily from increased profitability. The increases in accounts receivable were funded by corresponding increases in deferred revenue, accounts payable and accrued royalties and other accounts payable to a shareholder as well as other accrued expenses. In June 1996 and December 1995, the Company completed public offerings which generated net proceeds of approximately $73.3 million and $38.9 million, respectively. During 1996, the Company recognized tax benefits from the exercise of non-statutory stock options and disqualifying dispositions of incentive stock options of approximately $6.3 million. Additionally, deferred tax assets increased during 1996 by approximately $3.2 million. The increase in deferred tax assets was primarily due to a reduction in the valuation allowance of such deferred tax assets when compared to 1995. The Company also purchased short-term investments for approximately $38.2 million during 1996.

  The Company generated positive cash flow from operations in 1994 primarily from increases in deferred revenue, accrued royalties and other accounts payable to a shareholder. These increases were partially offset by an increase in accounts receivable.

  The Company had lines of credit for working capital and equipment lease financing aggregating $2.0 million and $500,000, respectively. These credit lines have expired in February 1997. There were no borrowings outstanding under the working capital credit line as of December 31, 1996.

  At December 31, 1996, the Company had $137.3 million in cash and cash equivalents and short-term investments and $139.8 million of working capital. The Company's cash and cash equivalents are invested in short-term securities to minimize interest rate risk and allow for flexibility in the event of immediate cash needs. The Company had $5.5 million in accounts receivable, net of allowances, and $2.1 million of deferred revenues, most of which the Company anticipates will be earned over the next 12 months.

  The Company believes existing cash and cash equivalents and short-term investments will be sufficient to meet operating and capital expenditures requirements through 1997.

  The Company has not paid, and does not intend to pay in the foreseeable future, cash dividends on its common stock.

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

  Reliance Upon Strategic Relationship with Microsoft. Microsoft is the leading provider of desktop operating systems. The Company is dependent upon the license of certain key technology from Microsoft, including certain source and object code licenses, technical support and other materials. The Company is also dependent on its strategic alliance agreement with Microsoft which provides for cooperation in the development of technologies for advanced operating systems, and the promotion of advanced Windows application program interfaces. Citrix and Microsoft are currently in negotiations regarding the licensing of Windows NT Version 4.0 and certain future versions of Windows NT technology, as well as licensing certain technology of the Company. In February 1997, Microsoft informed Citrix that it intends to provide system capability that permits concurrent use of its operating system by multiple end-users and additional remote access capabilities for future versions of Windows NT. In the event that Microsoft determines to develop the technology internally or to pursue alternative sources of the technology, Citrix believes that such determination will have a material adverse effect on the Company's business, results of operations and financial condition. Although the Company is pursuing negotiations with Microsoft regarding the cross-licensing of such technologies, there are no assurances that these negotiations will be successful. Additionally, as a result of these discussions with Microsoft and if the Company is able to secure the licensing of Windows NT Version 4.0 and certain future versions of NT technology, the Company believes that royalties payable to Microsoft associated with such licensing will increase from current levels. If the companies are unable to agree upon the terms of such cross-licensing or, if the terms of such cross-licensing are less favorable to Citrix than in the past, the Company believes that its net revenues, cost of goods sold and corresponding gross margin may be adversely impacted so that they will have, in the aggregate, a material adverse effect on the Company's business, results of operations and financial condition. The Company cannot currently quantify the impact on its business, results of operations and financial condition.

  Dependence Upon Broad-Based Acceptance of ICA Protocol. The Company believes that its success in the markets in which it competes will depend upon its ability to make its ICA protocol a de facto standard for supporting distributed Windows applications, thereby creating demand for its server products.

  Dependence Upon Strategic Relationships. In addition to its relationship with Microsoft, the Company has strategic relationships with Insignia, NCD, Tektronix, and Wyse. The Company is dependent on its strategic partners to successfully incorporate the Company's technology into their products and to successfully market and sell such products.

  Competition. The markets in which the Company competes are intensely competitive. Most of the competitors and potential competitors, including Microsoft, have significantly greater financial, technical, sales and marketing and other resources than the Company. Microsoft recently announced that it intends to provide system capability that permits concurrent use of the operating system by multiple end-users and additional remote access capabilities for future versions of Windows NT. In the event that Microsoft determines to develop the technology internally or to pursue alternative sources of the technology, Citrix believes that such determination will have a material adverse effect on the Company's net revenues in future periods. The Company cannot currently quantify the impact on its net revenues in future periods.

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

  Product Concentration. The Company anticipates that one of its product technologies and future derivative products and product lines based upon this technology, if any, will constitute a majority of its revenue for the foreseeable future. The Company may experience declines in demand for products based on this technology, whether as a result of new competitive product releases, price competition, lack of success of its strategic partners, technological change or other factors. The Company anticipates that WinView revenues will decline as a percentage of the Company's net revenues in future periods.

  Management of Growth and Anticipated Operating Expenses. The Company has recently experienced rapid growth in the scope of its operations, the number of its employees, and the geographic area of its operations. To manage its growth effectively, the Company will be required to continue to implement additional management and financial systems and controls, and to expand, train and manage its employee base. Additionally, the Company expects that its requirements for office facilities and equipment will grow as staffing requirements dictate. The Company plans to increase its professional staff during 1997 as sales, marketing and support and product development efforts as well as associated administrative systems are implemented to support planned growth. As a result of this planned growth in staff, the Company believes that additional facilities will be required during 1997. The Company anticipates that it will occupy an additional 24,000 square feet in the facility into which it recently relocated. Although the Company believes that the cost of expanding in such additional facilities will not significantly impact its financial position or results of operations, the Company anticipates that operating expenses will increase during 1997 as a result of its planned growth in staff and that such increase may reduce its income from operations and cash flows from operating activities in 1997.

  Dependence on Key Personnel. The Company's success will depend, in large part, upon the services of a number of key employees. The effective management of the Company's anticipated growth will depend, in a large part, upon the Company's ability to retain its highly skilled technical, managerial and marketing personnel as well as its ability to attract and maintain replacements for and additions to such personnel in the future.

  New Products and Technological Change. The markets for the Company's products are relatively new and are characterized by rapid technological change, evolving industry standards, changes in end-user requirements and frequent new product introductions and enhancements, including enhancements to certain key technology licensed from Microsoft. The Company believes it will incur additional costs and royalties associated with the development, licensing, or acquisition of new technologies or enhancements to existing products which will increase the Company's cost of goods sold and operating expenses. The Company cannot currently quantify such increase. The Company may use a substantial portion of its cash and cash equivalents and short-term investments to fund these additional costs, in which case, the Company's interest income will decrease. Additionally, the Company and others may announce new products, capabilities or technologies that could replace or shorten the life cycle of the Company's existing product offerings. These market characteristics will require the Company to continuously enhance its current products and develop and introduce new products to keep pace with technological developments and respond to evolving end-user requirements. Furthermore, the Company and Microsoft are currently in negotiations regarding the license and distribution of a version of WinFrame based on Microsoft Windows NT Version 4.0 and certain future versions of Windows NT technology. As mentioned above, if the negotiations involving such licensing arrangements result in less favorable terms for Citrix than in the past, or if Citrix is unsuccessful in securing the license and distribution of WinFrame based on Microsoft Windows NT Version 4.0 and certain future versions of Windows NT technology, the Company believes that its net revenues, cost of goods sold and corresponding gross margin may be adversely impacted so that they will have, in the aggregate, a material adverse effect on the Company's business, results of operations and financial condition. The Company cannot currently quantify the impact on its business, results of operations and financial condition.

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

  Need to Expand Channels of Distribution. The Company intends to leverage its relationships with hardware and software vendors and systems integrators to encourage these parties to recommend or distribute the Company's products. In addition, an integral part of the Company's strategy is to expand its direct sales force and add third-party distributors both domestically and internationally. The Company is currently investing, and intends to continue to invest, significant resources to develop these channels, which could adversely affect the Company's operating margins and related cash flows from operating activities.

  Product Returns and Price Protection Rights. The Company provides most of its distributors and resellers with product return rights for stock balancing or limited product evaluation. The Company also provides most of its distributors and resellers with price protection rights. The Company has established reserves for each of these circumstances where appropriate, based on historical trends and evaluation of current circumstances.

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

  Effective Income Tax Rate. During 1996, the Company has used substantially all of its income tax net operating loss carryforwards. Accordingly, while certain tax credit carryforwards are available to effect future taxable income, the Company's effective tax rate in the future will approximate the federal and appropriate states' statutory income tax rates. The anticipated increase in effective tax rate may reduce the Company's net income and cash flows from operating activities in 1997.

  Growth Rate. The Company's revenue growth rate in 1997 may not approach the level attained in 1996, which was high, due primarily to the introduction of WinFrame in late 1995. As discussed above, the Company believes that its costs of goods sold and certain operating expenses will increase in 1997. Due to the fixed nature of a significant portion of such expenses, together with the possibility of slower revenue growth, the Company's income from operations and cash flows from operating and investing activities may decrease in 1997.

ITEM 8. FINANCIAL STATEMENTS AND SCHEDULES

  The Company's Financial Statements and Schedules, together with the auditors' report thereon, appear at pages F-1 through F-21 and S-1, respectively, of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  There have been no changes in or disagreements with accountants on accounting or financial disclosure matters during the Company's two most recent fiscal years.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1996.

ITEM 11. EXECUTIVE COMPENSATION.

  The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1996.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1996.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1996.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

      (A)    1. CONSOLIDATED FINANCIAL STATEMENTS.
             For a list of the consolidated financial information included herein, see Index on Page F-1.
             2. FINANCIAL STATEMENT SCHEDULES.
             The following consolidated financial statement schedule is included in Item 8:
             Valuation and Qualifying Accounts
             3. LIST OF EXHIBITS.
 EXHIBIT NO. DESCRIPTION
 ----------- -----------
  3.1(1)     Amended and Restated Certificate of Incorporation of the Company
  3.2(1)     Amended and Restated By-laws of the Company
  3.3(2)     Certificate of Amendment of Amended and Restated Certificate of
             Incorporation
  4.1(1)     Specimen certificate representing the Common Stock
 10.1(1)*    1989 Stock Option Plan
 10.2(1)*    1995 Stock Plan
 10.3(1)*    1995 Non-Employee Director Stock Option Plan
 10.4(1)*    1995 Employee Stock Purchase Plan, as amended
 10.5(1)     OEM Software License Agreement between the Company and Digital
             Communications Associates, Inc. ("DCA"), dated as of October 5,
             1993
 10.6(1)     Memorandum of Agreement between the Company and DCA, dated October
             5, 1993
 10.7(1)     First Addendum to OEM Software License Agreement between the
             Company and DCA, dated May 25, 1994
 10.8(1)     Amendment No. 1 to OEM Software License Agreement between the
             Company and DCA dated March 23, 1995
 10.9(1)     Client/Server Software License Agreement between the Company and
             Insignia Solutions Inc., dated August 4, 1995
 10.10(1)    Microsoft Corporation Source Code Agreement between the Company and Microsoft Corporation ("Microsoft") dated November 15, 1989
 10.11(1)    Amendment No. 1 to the Source Code Agreement between the Company and Microsoft dated October 1, 1992
 10.12(1)    License Agreement for Microsoft OS/2 Version Releases 1.x, 2.x
             between the Company and Microsoft dated August 15, 1990
 10.13(1)    Amendment No. 1 to the License Agreement between the Company and
             Microsoft dated August 15, 1990, Contract No. 5198-0228 dated May
             6, 1991
 10.14(1)    Amendment No. 2 to License Agreement between the Company and
             Microsoft for Microsoft OS/2 Version Releases 1.x, 2.x, dated
             October 1, 1992
 10.15(1)    Amendment No. 3 to the License Agreement between the Company and
             Microsoft dated August 15, 1990, Contract No. 5198-0228 dated
             January 1, 1994
 10.16(1)    Amendment No. 4 to the License Agreement between the Company and
             Microsoft dated August 15, 1990, dated January 31, 1995
 10.17(1)    Strategic Alliance Agreement between the Company and Microsoft dated December 12, 1991
 10.18(1)    Software Development and License Agreement between the Company and
             Novell, Inc. ("Novell"), dated June 15, 1992
 10.19(1)    Software Development and License Agreement between the Company and
             Novell, dated July 1, 1993
 10.20(1)    First Amendment to the Software Development and License Agreement
             between the Company and Novell, dated March 7, 1995
 10.21(1)    NetWare Client License Agreement between the Company and Novell, dated June 14, 1995

 EXHIBIT NO. DESCRIPTION
 ----------- -----------
 10.22(1)    Software License Agreement between the Company and Tektronix,
             Inc., dated September 23, 1994
 10.23(1)    Client Software License Agreement between the Company and Wyse
             Technology dated June 15, 1995
 10.24(1)    Client/Server Software License Agreement between the Company and
             Zenith Data Systems Corporation dated June 21, 1995
 10.25(1)    Form of Indemnification Agreement
 10.26(2)    Lease Agreement between Halmos Trading and Investment Company and the Company dated June 6, 1996
 10.27(3)    License, Development and Marketing Agreement dated July 19, 1996 between the Company and Microsoft Corporation
 11.1**      Statement re computation of earnings per share
 21.1**      List of Subsidiaries
 23.1**      Consent of Ernst & Young LLP
 24.1**      Power of Attorney (Included in signature page)
 27.1**      Financial Data Schedule

--------
(1) Incorporated herein by reference to the exhibits to the Company's Registration Statement on Form S-1 (File No. 33-98542), as amended.
(2) Incorporated herein by reference to Exhibit 10 of the Company's Registration Statement on Form S-1 (File No. 333-4515), as amended.
(3) Incorporated herein by reference to Exhibit 10 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.
* Indicates a management contract or any compensatory plan, contract or arrangement.
** Filed herewith.

  (B) REPORTS ON FORM 8-K.

  There were no reports on Form 8-K filed by the Company during the fourth quarter of 1996.

  (C) EXHIBITS.

  The Company hereby files as part of this Form 10-K the exhibits listed in
Item 14(a)(3) above. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the Commission, 450 Fifth Street, N.W., Room 1024, Washington, D.C., and at the Commission's regional offices at CitiCorp Center, 500 West Madison Street, Suite 1400, Chicago, IL 60661-2511 and Seven World Trade Center, Suite 1300, New York, NY 10048. Copies of such material can also be obtained from the Public Reference Section of the Commission, 450 Fifth Street, N.W., Washington, D.C. 29549, at prescribed rates. The Commission maintains a Web site that contains reports, proxy and information statements and other information that can be reviewed at http://www.sec.gov.

  (D) FINANCIAL STATEMENT SCHEDULE.

  The Company hereby files as part of this Form 10-K the consolidated financial statement schedule listed in Item 14(a)(2) above, which is attached hereto.

                             CITRIX SYSTEMS, INC.

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

The following consolidated financial statements of Citrix Systems, Inc. are included in Item 8:

  Consolidated Balance Sheets--December 31, 1996 and 1995

  Consolidated Statements of Operations--Years ended December 31, 1996, 1995 and 1994

  Consolidated Statements of Redeemable Convertible Preferred Stock and Common Shareholders' Equity (Deficit)--Years ended December 31, 1996, 1995 and 1994

  Consolidated Statements of Cash Flows--Years ended December 31, 1996, 1995 and 1994

  Notes to Consolidated Financial Statements--December 31, 1996

  The following consolidated financial statement schedule of Citrix Systems, Inc. is included in Item 14(d):

  Schedule II Valuation and Qualifying Accounts

  All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
Citrix Systems, Inc.

  We have audited the accompanying consolidated balance sheets of Citrix Systems, Inc. as of December 31, 1996 and 1995, and the related consolidated statements of operations, redeemable convertible preferred stock and common shareholders (deficit) equity and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Citrix Systems, Inc. at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ Ernst & Young LLP

West Palm Beach, Florida
January 15, 1997, except for paragraph 21 of Note 2 and Note 16, as to which the dates are February 26, 1997 and March 19, 1997, respectively

                              CITRIX SYSTEMS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                            DECEMBER 31
                                                     --------------------------
                                                         1996          1995
                                                     ------------  ------------
ASSETS
Current assets:
  Cash and cash equivalents........................  $ 99,135,049  $ 43,471,491
  Short-term investments...........................    38,206,495           --
  Accounts receivable, net of allowances of
   $2,552,039 and $1,008,425 at December 31, 1996
   and 1995, respectively..........................     5,525,315     2,328,512
  Inventories......................................       696,336       194,023
  Prepaid expenses.................................       765,818       230,313
  Deferred tax assets..............................     3,168,964           --
  Note receivable from officer, including accrued
   interest of $28,910 at
   December 31, 1995...............................           --        128,910
                                                     ------------  ------------
    Total current assets...........................   147,497,977    46,353,249
Property and equipment:
  Computer equipment under capital leases..........       365,725       365,725
  Computer equipment and software..................     1,099,012       146,745
  Office equipment and furniture...................       354,640        66,534
  Leasehold improvements...........................       739,111        16,640
                                                     ------------  ------------
                                                        2,558,488       595,644
  Less accumulated depreciation and amortization...      (476,929)     (293,648)
                                                     ------------  ------------
                                                        2,081,559       301,996
Other assets.......................................           --         59,941
                                                     ------------  ------------
                                                     $149,579,536  $ 46,715,186
                                                     ============  ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable.................................  $    755,908  $    546,266
  Accrued royalties and other accounts payable to
   shareholder.....................................     1,524,126       521,517
  Other accrued expenses...........................     3,283,197     1,137,478
  Deferred revenue.................................     2,074,670     1,221,767
  Current portion of capital lease obligations pay-
   able............................................        82,434       144,976
  Income taxes payable.............................           --         93,100
                                                     ------------  ------------
    Total current liabilities......................     7,720,335     3,665,104
Long-term portion of capital lease obligations pay-
 able..............................................         8,217        88,379
                                                     ------------  ------------
    Total liabilities..............................     7,728,552     3,753,483
Commitments and contingencies
Shareholders' equity:
  Preferred stock at $.01 par value: 5,000,000
   shares authorized, none issued and outstanding..           --            --
  Common stock at $.001 par value: 60,000,000 and
   30,000,000 shares authorized; and 26,680,236 and
   23,650,916 issued and outstanding at 1996 and
   1995, respectively..............................        26,680        23,651
  Additional paid-in capital.......................   135,123,455    54,938,583
  Retained earnings (accumulated deficit)..........     6,700,849   (12,000,531)
                                                     ------------  ------------
    Total shareholders' equity.....................   141,850,984    42,961,703
                                                     ------------  ------------
                                                     $149,579,536  $ 46,715,186
                                                     ============  ============

                            See accompanying notes.

                              CITRIX SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                YEAR ENDED DECEMBER 31
                                          -----------------------------------
                                             1996        1995        1994
                                          ----------- ----------- -----------
Net revenues............................. $44,527,082 $14,567,922 $10,085,562
Cost of goods sold.......................   5,098,975   1,955,838   2,137,589
                                          ----------- ----------- -----------
Gross margin.............................  39,428,107  12,612,084   7,947,973
Operating expenses:
  Research and development...............   3,843,162   2,343,313   1,912,362
  Sales, marketing and support...........  13,741,474   6,669,560   4,443,472
  General and administrative.............   4,125,760   1,784,011   1,395,343
                                          ----------- ----------- -----------
Total operating expenses.................  21,710,396  10,796,884   7,751,177
                                          ----------- ----------- -----------
Income from operations...................  17,717,711   1,815,200     196,796
Interest income, net.....................   4,545,176     172,915      44,935
                                          ----------- ----------- -----------
Income before income taxes...............  22,262,887   1,988,115     241,731
Income taxes.............................   3,561,507      93,100         --
                                          ----------- ----------- -----------
Net income...............................  18,701,380   1,895,015     241,731
Less redeemable convertible preferred
 stock accretion.........................         --          --     (716,441)
                                          ----------- ----------- -----------
Net income (loss) attributable to common
 shares.................................. $18,701,380 $ 1,895,015 $  (474,710)
                                          =========== =========== ===========
Historical:
  Net income per share................... $       .68 $       .09
                                          =========== ===========
  Weighted average shares outstanding....  27,303,144  20,403,230
                                          =========== ===========
Pro forma:
  Net income per share...................                         $       .01
                                                                  ===========
  Weighted average shares outstanding....                          20,193,694
                                                                  ===========


                            See accompanying notes.

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

                              CITRIX SYSTEMS, INC.

          CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED
                 STOCK AND COMMON SHAREHOLDERS EQUITY (DEFICIT)

                                       REDEEMABLE CONVERTIBLE PREFERRED STOCK
                         ------------------------------------------------------------------------
                                SERIES A                SERIES B                 SERIES C
                         -----------------------  ----------------------  -----------------------
                           SHARES      AMOUNT       SHARES      AMOUNT      SHARES      AMOUNT
                         ----------  -----------  ----------  ----------  ----------  -----------
Balance at December 31,
 1993...................  3,039,000  $ 4,132,354   2,431,200  $3,560,095   3,455,173  $ 5,400,237
 Exercise of stock
  options...............
 Issuance of Series D
  redeemable convertible
  preferred stock for
  cash and conversion of
  notes payable.........
 Accretion to redemption
  value.................                 311,806                 196,486                  208,149
 Net income.............
                         ----------  -----------  ----------  ----------  ----------  -----------
Balance at December 31,
 1994...................  3,039,000    4,444,160   2,431,200   3,756,581   3,455,173    5,608,386
 Exercise of stock
  options...............
 Repurchase and
  cancellation of common
  stock previously
  issued................
 Accretion to redemption
  value.................              10,275,789               7,788,333               10,303,373
 Restoration of previous
  accretion.............             (11,680,949)             (8,505,914)             (10,901,759)
 Exercise of warrants...                                                      66,661          450
 Issuance of common
  stock through public
  offering (net of
  offering costs of
  $4,237,717)...........
 Conversion of preferred
  stock to common
  stock................. (3,039,000)  (3,039,000) (2,431,200) (3,039,000) (3,521,834)  (5,010,450)
 Net income.............
                         ----------  -----------  ----------  ----------  ----------  -----------
Balance at December 31,
 1995...................        --           --          --          --          --           --
 Exercise of stock
  options...............
 Exercise of warrants...
 Common stock issued
  under employee stock
  purchase plan.........
 Issuance of common
  stock through public
  offering (net of
  offering costs of
  $4,148,056)...........
 Tax benefit from
  employer stock plans..
 Net income.............
                         ----------  -----------  ----------  ----------  ----------  -----------
Balance at December 31,
 1996...................        --   $        --         --   $       --         --   $        --
                         ==========  ===========  ==========  ==========  ==========  ===========


                            See accompanying notes.

                                  COMMON SHAREHOLDERS' EQUITY (DEFICIT)
------------------------  --------------------------------------------------------
       SERIES D              COMMON STOCK       ADDITIONAL
------------------------  -------------------    PAID-IN       RETAINED EARNINGS
  SHARES       AMOUNT       SHARES    AMOUNT     CAPITAL     (ACCUMULATED DEFICIT)
-----------  -----------  ----------  -------  ------------  ---------------------
  1,912,040  $ 3,537,276   1,151,976  $ 1,152  $        --       $ (16,104,474)
                           1,022,390    1,022       103,532
    682,128    1,261,937
                                                   (103,532)          (612,909)
                                                                       241,731
-----------  -----------  ----------  -------  ------------      -------------
  2,594,168    4,799,213   2,174,366    2,174           --         (16,475,652)
                             313,276      313        48,636
                             (35,000)     (35)       (4,821)
               6,167,449                            (29,360)       (34,505,584)
              (6,167,449)                           170,381         37,085,690
                           5,750,000    5,750    38,881,533
(2,594,168)   (4,799,213) 15,448,274   15,449    15,872,214
                                                                     1,895,015
-----------  -----------  ----------  -------  ------------      -------------
        --           --   23,650,916   23,651    54,938,583        (12,000,531)
                             546,203      546       332,565
                              96,704       97
                              21,525       21       224,683
                           2,364,888    2,365    73,299,661
                                                  6,327,963
                                                                    18,701,380
-----------  -----------  ----------  -------  ------------      -------------
        --   $       --   26,680,236  $26,680  $135,123,455      $   6,700,849
===========  ===========  ==========  =======  ============      =============

                             CITRIX SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               YEAR ENDED DECEMBER 31
                                         -------------------------------------
                                             1996         1995         1994
                                         ------------  -----------  ----------
OPERATING ACTIVITIES
Net income.............................. $ 18,701,380  $ 1,895,015  $  241,731
Adjustments to reconcile net income to
 net cash provided by operating
 activities:
  Depreciation and amortization.........      375,720      185,157      55,368
  Tax benefit related to the exercise of
   non-statutory stock options and
   disqualified dispositions of
   incentive stock options..............    6,327,963          --          --
  Deferred tax assets...................   (3,168,964)         --          --
  Provision for doubtful accounts.......      624,427      241,253      61,000
  Provision for product returns.........    1,318,869      311,469      67,497
  Changes in operating assets and
   liabilities:
    Accounts receivable.................   (5,140,099)  (1,425,755)   (558,829)
    Inventories.........................     (502,313)     (65,176)    (90,161)
    Prepaid expenses....................     (535,503)    (130,003)    (85,345)
    Other assets........................       59,941      (59,941)       (361)
    Interest on note receivable from
     officer............................       28,910       (8,090)     (7,294)
    Deferred revenue....................      852,902      813,647     308,120
    Accounts payable....................      209,642      256,087     (49,042)
    Accrued royalties and other accounts
     payable to shareholder.............    1,002,609      165,077     356,440
    Income taxes payable................      (93,100)      93,100         --
    Other accrued expenses..............    2,145,719      526,970     178,761
                                         ------------  -----------  ----------
Net cash provided by operating
 activities.............................   22,208,103    2,798,810     477,885
INVESTING ACTIVITIES
Purchases of short-term investments.....  (38,206,495)         --          --
Purchases of property and equipment.....   (2,155,284)     (62,282)    (87,827)
Proceeds from note receivable from
 officer................................      100,000          --          --
Proceeds from sale of property and
 equipment..............................          --           --       21,092
                                         ------------  -----------  ----------
Net cash used in investing activities...  (40,261,779)     (62,282)    (66,735)
FINANCING ACTIVITIES
Net proceeds from issuance of common
 stock..................................   73,859,938   38,936,681     104,554
Repurchase of common stock previously
 issued.................................          --        (4,856)        --
Net proceeds from issuance of preferred
 stock..................................          --           --      353,667
Proceeds from line of credit............          --       600,000      25,000
Payment on line of credit...............          --      (600,000)    (25,000)
Payments on capital lease obligations...     (142,704)    (109,643)    (22,727)
                                         ------------  -----------  ----------
Net cash provided by financing
 activities.............................   73,717,234   38,822,182     435,494
                                         ------------  -----------  ----------
Increase in cash and cash equivalents...   55,663,558   41,558,710     846,644
Cash and cash equivalents at beginning
 of year................................   43,471,491    1,912,781   1,066,137
                                         ------------  -----------  ----------
Cash and cash equivalents at end of
 year................................... $ 99,135,049  $43,471,491  $1,912,781
                                         ============  ===========  ==========

SUPPLEMENTAL CASH FLOW INFORMATION

  The Company paid interest of approximately $19,000, $36,000 and $13,000 during the years ended December 31, 1996, 1995 and 1994, respectively.
                                               YEAR ENDED DECEMBER 31
                                         -------------------------------------
                                             1996         1995         1994
                                         ------------  -----------  ----------
SUPPLEMENTAL DISCLOSURES OF NON-CASH
 INVESTING AND FINANCING ACTIVITIES
Property and equipment acquired under
 capital lease.......................... $        --   $   211,338  $  154,387
                                         ============  ===========  ==========
Conversion of notes payable to Series D
 redeemable convertible preferred
 stock.................................. $        --   $       --   $  908,270
                                         ============  ===========  ==========

                            See accompanying notes.

                             CITRIX SYSTEMS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1996

1. ORGANIZATION

  Citrix Systems, Inc. (the Company), a Delaware corporation, was founded on April 17, 1989 for the purpose of designing, developing and selling personal computer-based operating system software. Customers for the Company's products span a broad range of industries. The Company markets its products through multiple indirect channels such as distributors, value-added resellers and original equipment manufacturers, primarily in the United States and in Europe.

  The Company has formed wholly-owned subsidiaries, primarily in Europe, for the purpose of expanding its international presence.

2. SIGNIFICANT ACCOUNTING POLICIES

 Consolidation Policy

  The consolidated financial statements of the Company include the accounts of its five wholly-owned subsidiaries. All significant transactions between the Company and its subsidiaries have been eliminated in consolidation.

 Cash and Cash Equivalents

  For the purposes of the consolidated statements of cash flows, cash and cash equivalents include marketable securities which are primarily government securities, corporate notes, bonds and paper and money market funds consisting of various instruments with contractual maturities of three months or less. The Company minimizes its credit risk associated with cash and cash equivalents by using high quality credit instruments.

 Short-Term Investments

  Short-term investments at December 31, 1996 primarily consist of various government securities. The Company follows the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115). SFAS No. 115 requires investments to be classified based on management's intent in three categories: held-to-maturity securities, available-for-sale securities and trading securities. Held-to-maturity securities are recorded at amortized cost. Available-for-sale securities are recorded at market value with unrealized gains and losses reported as a separate component of shareholders' equity. Trading securities are recorded at market value with unrealized gains and losses reported in the earnings. The Company classifies its short-term investments as available-for-sale securities. The average contractual maturity of the Company's short-term investments does not exceed four months. Substantially all of the Company's short-term investments had a contractual maturity of less than 12 months.

 Accounts Receivable

  Substantially all of the Company's accounts receivable are due from distributors and value-added resellers of microcomputer software. Collateral is not required. Credit losses are provided for in the consolidated financial statements and have been within management's expectations. No significant customer or group of customers within a certain geographical region represent a significant concentration of credit risks.

 Inventories

  Inventories, consisting primarily of finished goods, are stated at the lower of cost (determined by the first-in, first-out method) or market.

                             CITRIX SYSTEMS, INC.

                               DECEMBER 31, 1996


 Property and Equipment

  Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which is approximately three years for computer equipment, software, office equipment and furniture, and approximately five years for leasehold improvements. Assets under capital lease are amortized over the shorter of the asset life or the remaining lease term which is approximately 30 months. Amortization of assets under capital lease is included in depreciation expense. Accumulated amortization of computer equipment under capital leases approximated $280,000 and $135,000 at December 31, 1996 and 1995, respectively.

 Revenue Recognition

  The Company recognizes revenue in accordance with Statement of Position
(SOP) 91-1, "Software Revenue Recognition," issued by the American Institute of Certified Public Accountants (AICPA).

  Revenue from product sales is recognized upon product shipment only if no significant Company obligations remain and collection of the resulting receivable is deemed probable. Revenue from advance payments of license revenue and fees from products licensed to original equipment manufacturers is recognized when all significant obligations of performance under the terms of the license agreement have been completed and any amounts received are no longer refundable; in the event that advance payments are not received, revenue is recognized when collectibility is reasonably assured. Revenue from fees representing charges to third parties to incorporate the Company's products into their systems, and fees for research and development services integral to facilitating licensing arrangements are recognized as development efforts are completed or contract milestones are achieved.

  The Company provides most of its distributors and resellers with product return rights for stock balancing and price protection rights. Stock balancing rights permit distributors and resellers to return products to the Company for credit within specified limits and subject to ordering an equal amount of the Company's products. Price protection rights require that the Company grant retroactive price adjustments for inventories of the Company's products held by distributors or resellers if the Company lowers its prices for such products. Allowances for product returns amounted to approximately $1,928,000 and $609,000 at December 31, 1996 and 1995, respectively. The Company has not and has no plan to reduce its prices for inventory currently held by distributors or resellers; accordingly, there are no reserves for price protection at December 31, 1996 and 1995.

  Revenue from training programs and software maintenance, service and support arrangements totaling $1,474,106, $591,368 and $283,365 for the years ended December 31, 1996, 1995 and 1994, respectively, is recognized when the services are provided. Such items are included in net revenue. The costs of providing training and services are included in sales, marketing and support expenses.

 Royalty Expense

  The Company is a party to licensing agreements with various entities which require no minimum payment commitment and give the Company the right to use certain software object code in the development of its products in exchange for the payment of certain amounts based upon the sales of the related products. The licensing agreements have terms ranging from one to five years, and include renewal options. Royalty expense related to these agreements is included in cost of goods sold.

                             CITRIX SYSTEMS, INC.

                               DECEMBER 31, 1996

 Advertising Expense

  Effective January 1, 1995, the Company adopted SOP 93-7, "Reporting on Advertising Costs," issued by the AICPA. Adoption of SOP 93-7 had no effect on the consolidated financial statements.

  The Company expenses advertising costs as incurred. The Company recognized advertising expenses of $1,733,000, $576,000 and $300,000 during the years ended December 31, 1996, 1995 and 1994, respectively. These amounts are included in sales, marketing and support expenses. The Company did not incur any direct response advertising cost, as defined by SOP 93-7, during 1996 and 1995.

 Income Taxes

  Deferred income tax assets and liabilities are determined based upon differences between the financial statement and income tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

 Software Development Costs

  SFAS No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" requires software development costs to be capitalized upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment by management with respect to certain external factors such as anticipated future revenue, estimated economic life, and changes in software and hardware technologies. Capitalizable software development costs have not been significant and have been expensed as incurred.

 Risks and Uncertainties

  The Company's operating results and financial condition have varied and may in the future vary significantly depending on a number of factors. The following factors may have a material adverse effect upon the Company's business, results of operations and financial condition.

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. While the Company believes that such estimates are fair when considered in conjunction with the consolidated financial position and results of operations taken as a whole, the actual amount of such estimates when known may vary from these estimates.

 Reliance Upon Strategic Relationship

  A shareholder is the leading provider of desktop operating systems. The Company is dependent upon the license of certain key technology from this shareholder including certain source and object code licenses, technical support and other materials. The Company is also dependent on its strategic alliance agreement with this shareholder which provides for cooperation in the development of technologies for advanced operating systems, and the promotion of advanced application program interfaces.

 Product Concentration

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

                             CITRIX SYSTEMS, INC.

                               DECEMBER 31, 1996


 New Product Enhancements and Technical Changes

  The market for the Company's products is relatively new and is characterized by rapid technological change, evolving industry standards, changes in end-user requirements and frequent new product introductions and enhancements, including enhancements to certain key technology licensed from a shareholder. The Company believes it will incur additional costs and royalties associated with the development, licensing, or acquisition of new technologies or enhancements to existing products which will increase the Company's cost of good sold and operating expenses. The Company cannot currently quantify the additional costs described above.

 Recent Developments in Risks and Uncertainties

  The Company and the aforementioned shareholder are currently negotiating the cross-licensing of certain of their key technologies. On February 25, 1997, this shareholder informed the Company that it intends to release a product which the Company believes will include features contained in the Company's existing product offerings. In the event that the shareholder determines to develop the technology internally or to pursue alternative sources of the technology, the Company believes that such determination will have a material adverse effect on the Company's business, results of operations and financial condition. Although the Company is pursuing negotiations with the shareholder regarding the cross-license of such technologies, there are no assurances that these negotiations will be successful. Additionally, as a result of these discussions with the shareholder and if the Company is able to secure the licensing of the shareholder's key technology, the Company believes that royalties payable to the shareholder associated with such licensing will increase from current levels. If the Company and the shareholder are unable to agree upon the terms of such cross-licensing or, if the terms of such cross-licensing are less favorable to the Company, the Company believes that such outcome will have a material adverse effect on the Company's business and results of operations and financial condition. The Company cannot currently quantify the impact on its business results of operations and financial condition.

 Accounting for Stock-Based Compensation

  Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," became effective January 1, 1996. The new standard defines a fair value method of accounting for issuance of stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Pursuant to SFAS No. 123, companies are encouraged, but are not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," (APB Opinion 25) but would be required to disclose in a note to the consolidated financial statements pro forma net income and per share amounts as if the Company had applied the new method of accounting.

  The Company applies APB Opinion 25 and Related Interpretations in Accounting for its plans and has complied with the disclosure requirements of SFAS No. 123.

 Net Income Per Share

  Historical net income per share is calculated using the weighted average number of common and common equivalent shares outstanding during the respective periods. Pro forma net income per share is computed in the same manner as historical net income per share adjusted to give effect to the conversion of the Redeemable Convertible Preferred Stock (described in Note 7) into an aggregate of 15,359,388 shares of Common Stock as though it occurred at the beginning of 1994. Pursuant to the requirements of the Securities and Exchange

                             CITRIX SYSTEMS, INC.

                               DECEMBER 31, 1996

Commission, common shares and common equivalent shares issued at prices below the Company's initial public offering price during the 12 months immediately preceding the date of the initial filing of the Registration Statement have been included in the calculation of pro forma common shares and common equivalent shares, using the treasury stock method, as if they were outstanding for all periods presented.

  Dilutive common stock equivalents consist of warrants and stock options (calculated using the treasury stock method in 1996 and 1995 and the modified treasury stock method in 1994). All common share and per share data, except par value per share, have been retroactively adjusted to reflect the two-for-one stock split of the Company's Common Stock effective June 4, 1996 and the two-for-three stock split of the Company's Common Stock effective December 7, 1995, which are further discussed in Note 15.

  For 1994, the historical net loss per common share, which does not give effect to the pro forma conversion of the Redeemable Convertible Preferred Stock described above, is as follows (in thousands, except per share data):

   Net income......................................................... $  242
   Less Redeemable Convertible Preferred Stock accretion (See Note
    7)................................................................   (716)
                                                                       ------
   Net loss attributable to common shares............................. $ (474)
                                                                       ======
   Net loss per common and common equivalent share.................... $(0.16)
                                                                       ======
   Weighted average shares outstanding................................  3,041
                                                                       ======

 Reclassifications

  Certain reclassifications have been made for consistent presentation.

3. CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

  The summary of cash and cash equivalents and short-term investments consist of the following:

                                                              DECEMBER 31
                                                        -----------------------
                                                           1996        1995
                                                        ----------- -----------
   Cash and cash equivalents:
     Cash.............................................. $ 9,065,924 $ 3,112,537
     Treasury bills....................................         --   40,358,954
     Commercial paper..................................   3,997,100         --
     Money market funds................................   7,162,420         --
     Certificates of deposit...........................     600,000         --
     Government securities.............................  63,409,605         --
     Corporate notes, bonds and paper..................  14,900,000         --
                                                        ----------- -----------
       Cash and cash equivalents....................... $99,135,049 $43,471,491
                                                        =========== ===========
   Short-term investments:
     Commercial paper.................................. $ 3,461,450 $       --
     Corporate notes, bonds and paper..................   3,655,731         --
     Government securities.............................  31,089,314         --
                                                        ----------- -----------
       Short-term investments.......................... $38,206,495 $       --
                                                        =========== ===========

  The carrying value of each marketable security including cash and cash equivalents and short-term investments approximate their fair value. The fair values of cash and cash equivalents and short-term investments are based primarily on quoted market prices for such financial instruments.

                             CITRIX SYSTEMS, INC.

                               DECEMBER 31, 1996


4. OTHER ACCRUED EXPENSES

  Other accrued expenses consist of the following:

                                                               DECEMBER 31
                                                          ---------------------
                                                             1996       1995
                                                          ---------- ----------
     Accrued employee benefits........................... $1,033,000 $  624,950
     Accrued sales commissions...........................    161,489    120,391
     Accrued cooperative advertising.....................  1,190,762    226,528
     Other...............................................    897,946    165,609
                                                          ---------- ----------
                                                          $3,283,197 $1,137,478
                                                          ========== ==========

5. NOTES PAYABLE

  On February 26, 1993, all of the previously issued short-term bridge notes were converted into the Company's Series D Redeemable Convertible Preferred Stock, at a conversion price of $1.85 per share. On November 30, 1993, the Company issued $908,270 of short-term bridge notes due on demand with interest at 7%. On February 28, 1994, these notes were converted into Series D Redeemable Convertible Preferred Stock at a conversion price of $1.85 per share.

6. WORKING CAPITAL AND LEASE CREDIT LINES

  The Company has a working capital credit line aggregating $2,000,000 at December 31, 1996. Borrowings under this line of credit are payable on demand and are limited to a percentage of eligible receivables. The Company is required to pay the bank a commitment fee equal to .5% per annum of the daily average unused portion of the line of credit. The interest rate on borrowings is computed at the greater of the bank's prime rate plus 1.5% or the overnight federal funds rate plus 2.0%. Borrowings under the line of credit are secured by substantially all of the Company's assets and are subject to the Company meeting certain performance and restrictive covenants, including the requirement that all dividend payments must be approved by the bank. During the years ended December 31, 1996 and 1995, the Company borrowed a total of $- 0- and $600,000, respectively, on the line of credit. No borrowings under this arrangement were outstanding at December 31, 1996 and 1995. This arrangement expires on February 28, 1997.

  The Company has available a $500,000 lease credit facility. During the years ended December 31, 1996, 1995 and 1994, the Company leased approximately $-0-, $211,000 and $101,000, respectively, of computer equipment and software, under the terms of this facility. The leases are collateralized by the related equipment. These leases have been accounted for as capitalized lease obligations and are for a term of 30 months. An average interest rate of 9.5% is implicit in the leases.

  Future minimum lease payments under all of the Company's capitalized lease obligations are as follows:

     1997........................................................... $ 87,172
     1998...........................................................    8,396
                                                                     --------
                                                                       95,568
   Imputed interest.................................................   (4,917)
                                                                     --------
   Present value of obligations under capital leases for financial
    reporting purposes..............................................   90,651
   Less current maturities..........................................  (82,434)
                                                                     --------
   Long-term capital lease obligations.............................. $  8,217
                                                                     ========

  The related computer equipment is included in property and equipment.

                             CITRIX SYSTEMS, INC.

                               DECEMBER 31, 1996


7. REDEEMABLE CONVERTIBLE PREFERRED STOCK AND RELATED WARRANTS

  The Company issued an aggregate of 682,128 shares of Series D Redeemable Convertible Preferred Stock during 1994. These shares were sold at $1.85 per share in exchange for the following:

   Cash............................................................. $  353,667
   Conversion of short-term bridge notes............................    908,270
                                                                     ----------
                                                                     $1,261,937
                                                                     ==========

  No shares of preferred stock were issued during 1996 or 1995. Prior to October 1995, the carrying value of the Company's Redeemable Convertible Preferred Stock (the Preferred Stock) was equal to the original issuance proceeds from the various series plus periodic accretions to redemption value. In October 1995, the terms of the Preferred Stock were amended to provide that the redemption price be equal to the original purchase price of the Preferred Stock plus any declared Preferred Stock dividends. As a result of this amendment, the Company restored all previously accreted amounts.

  On December 7, 1995, all outstanding preferred stock was converted into the Company's Common Stock at a ratio of three shares of preferred stock for two shares of Common Stock.

  Dividends on all series of the Preferred Stock are determined solely by the Board of Directors and are noncumulative. No dividends have been declared as of December 31, 1996.

  The Company has issued warrants to purchase 48,000 shares of Series B Redeemable Convertible Preferred Stock at an exercise price of $1.25 per share, warrants to purchase 27,586, 25,966 and 51,928 shares of Series C Redeemable Convertible Preferred Stock at an exercise price of $1.45 per share. The warrants expire on June 7, 1998, March 13, 2000, November 2, 1997 and January 25, 1998, respectively. Upon the consummation of the Company's initial public offering and the automatic conversion of the Redeemable Convertible Preferred Stock, the warrants became exercisable on a four-for-three basis into the Company's Common Stock (adjusted to reflect the stock splits discussed in Note 15) at an exercise price of $.94 per common share for the Series B warrants and $1.09 per common share for the Series C warrants. The exercise price of the outstanding warrants is subject to adjustment in the event of recapitalizations, reorganizations, stock splits and combinations and in the event of dilutive issuances of capital stock by the Company.

  On December 7, 1995, 77,914 warrants to purchase Series C Redeemable Convertible Preferred Stock were exercised, of which 77,604 warrants were exercised on a net basis to obtain 68,350 shares of Preferred Stock. Upon the automatic conversion of the Preferred Stock into Common Stock, the Company issued 88,886 shares of Common Stock to the former warrant holders.

8. SHAREHOLDERS EQUITY

 Stock Compensation Plans

  As of December 31, 1996, the Company has four stock-based compensation plans, which are described below. As mentioned in Note 2, the Company applies APB Opinion 25 and Related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock plans and its stock purchase plan. Had compensation cost for the Company's four stock-based compensation plans been determined based on the fair value at the grant dates for grants under those plans consistent with the method of SFAS No.

                             CITRIX SYSTEMS, INC.

                               DECEMBER 31, 1996

123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                            1996        1995
                                                         ----------- ----------
   Net income
     As reported........................................ $18,701,380 $1,895,015
                                                         =========== ==========
     Pro forma.......................................... $16,643,951 $1,895,015
                                                         =========== ==========
   Historical earnings per share
     As reported........................................ $      0.68 $     0.09
                                                         =========== ==========
     Pro forma.......................................... $      0.63 $     0.09
                                                         =========== ==========

  The fair value of each option is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 1996: (1) no dividend yield; (2) expected volatility factor of 0.8;
(3) risk free interest rates of approximately 5.5%; and (4) expected lives of five years. Substantially all of the options granted during 1995 were granted prior to the Company's initial public offering and as such, the fair value attributable to such options pursuant to SFAS No. 123 was determined to be minimal. Because the determination of the fair value of all options is based on the assumptions described in the preceding paragraph and, because additional option grants are expected to be made each year, the above pro-forma disclosures are not representative of pro-forma effects on reported net income or loss for future years.

 Fixed Stock Options Plans

  The Company's 1995 Stock Plan (the 1995 Plan) was adopted by the Board on September 28, 1995 and approved by the Company's stockholders in October 1995. The 1995 Plan provides for the issuance of a maximum of 6,000,000 shares of Common Stock, plus, effective January 1, 1997 and each year thereafter, a number of shares of Common Stock equal to 5% of the total number of shares of Common Stock issued and outstanding as of December 31 of the preceding year, up to a maximum of 10,000,000 shares. Under the terms of the 1995 Plan, the Company is authorized to grant incentive stock options (ISOs) and nonqualified stock options (NSOs), make stock awards, and provide the opportunity to purchase stock to employees, directors and officers and consultants of the Company. Under the 1995 Plan, ISOs may be granted at exercise prices no less than market value at the date of grant, except for ISOs' granted to employees who own more than 10% of the Company's combined voting power, for which the exercise prices will be no less than 110% of the market value at the date of grant. NSOs stock awards or stock purchases may be granted or authorized, as applicable, at prices no less than the minimum legal consideration required. ISOs and NSOs expire ten years from the date of grant. All options are exercisable upon vesting. The options vest at a rate of 25.00% of the shares underlying the option one year from the date of grant and at 2.08% monthly thereafter.

  The 1995 Non-Employee Director Stock Option Plan (the Director Option Plan) was adopted by the Board of Directors on September 28, 1995 and approved by the Company's stockholders in October 1995. The Director Option Plan provides for the grant of options to purchase a maximum of 600,000 shares of Common Stock of the Company to nonemployee directors of the Company.

  Under the Director Option Plan, each director who is not also an employee of the Company and who is first elected as a director after the date of the Company's initial public offering will receive, upon the date of his or her initial election, an option to purchase 30,000 shares of Common Stock. Options granted under the Director Option Plan will vest as to 33.33% one year from the date of grant and will vest as to an additional 2.78%

                             CITRIX SYSTEMS, INC.

                               DECEMBER 31, 1996

monthly thereafter. In addition, on each three-year anniversary of such director's first election to the Board of Directors, such director will receive an additional option to purchase 30,000 shares of Common Stock, vesting in accordance with the aforementioned schedule, provided that such director continues to serve on the Board of Directors at the time of grant. All options granted under the Director Option Plan will have an exercise price equal to the fair market value of the Common Stock on the date of grant and a term of ten years from the date of grant. Options are exercisable to the extent vested only while the optionee is serving as a director of the Company or within 90 days after the optionee ceases to serve as a director of the Company.

  On July 11, 1989, the Company adopted its 1989 Stock Option Plan (the 1989
Plan). The 1989 Plan, as amended, permitted the Company to grant ISOs and NSOs to purchase up to 4,209,424 shares of the Company's Common Stock. Under the 1989 Plan, options may be granted at exercise prices no less than market value at the date of grant as determined by the Board of Directors and, therefore, no compensation expense is recognized. All options are fully exercisable from the date of grant and are subject to a repurchase option in favor of the Company which lapses as to 25.00% of the shares underlying the option one year from the date of grant and as to 2.08% monthly thereafter. If the purchaser of stock pursuant to the 1989 Plan is terminated from employment with the Company, the Company has the right and option to purchase from the employee, at the price paid for the shares by the employee, the number of unvested shares at the date of termination. The Company does not intend to grant options under the 1989 Plan in the foreseeable future.

  A summary of the status and activity of the Company's three fixed stock option plans is as follows:

                                           YEAR ENDED DECEMBER 31
                          ------------------------------------------------------------
                                 1996                1995                1994
                          ------------------- ------------------- --------------------
                                     WEIGHTED            WEIGHTED             WEIGHTED
                                     AVERAGE             AVERAGE              AVERAGE
                                     EXERCISE            EXERCISE             EXERCISE
                           SHARES     PRICE    SHARES     PRICE     SHARES     PRICE
                          ---------  -------- ---------  -------- ----------  --------
Outstanding at beginning
 of year................  2,298,484   $ 0.92  2,317,316   $0.28    2,429,334   $0.11
  Granted...............  1,511,152    35.05    504,526    3.20      975,334   $0.51
  Exercised.............   (546,103)    0.61   (313,330)   0.16   (1,022,390)  $0.10
  Forfeited.............    (33,495)    1.44   (210,028)   0.44      (64,962)  $0.11
                          ---------           ---------           ----------
Outstanding at end of
 year...................  3,230,038           2,298,484    0.92    2,317,316   $0.28
                          =========           =========           ==========
Options exercisable at
 end of year............  1,696,388           2,298,484            2,317,316
                          =========           =========           ==========
Weighted-average fair
 value of options
 granted during the
 year...................              $35.05              $3.20                $0.51

  Information about fixed stock options outstanding as of December 31, 1996 is as follows:

                                    OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                          --------------------------------------- ---------------------------
                            OPTIONS     WEIGHTED                    OPTIONS
                          OUTSTANDING    AVERAGE                  EXERCISABLE
                               AT       REMAINING    WEIGHTED-         AT        WEIGHTED-
                          DECEMBER 31, CONTRACTUAL    AVERAGE     DECEMBER 31,    AVERAGE
RANGE OF EXERCISE PRICES      1996        LIFE     EXERCISE PRICE     1996     EXERCISE PRICE
------------------------  ------------ ----------- -------------- ------------ --------------
$0.06 to $0.14..........     867,980      5.75         $ 0.12        867,980       $0.12
$0.75 to $3.75..........     820,908      8.21         $ 1.72        820,908       $1.72
$7.50 to $35.75.........     695,200      9.44         $30.12          7,500       $7.50
$37.50 to $44.00........     845,950      9.73         $38.12            --        $ --
                           ---------      ----         ------      ---------       -----
                           3,230,038      8.21         $16.94      1,696,388       $0.93
                           =========                               =========

                             CITRIX SYSTEMS, INC.

                               DECEMBER 31, 1996

 Stock Purchase Plan

  The 1995 Employee Stock Purchase Plan (the 1995 Purchase Plan) was adopted by the Board of Directors on September 28, 1995 and approved by the Company's stockholders in October 1995. The 1995 Purchase Plan took effect upon completion of the Company's initial public offering. The 1995 Purchase Plan provides for the issuance of a maximum of 1,500,000 shares of Common Stock pursuant to the exercise of nontransferable options granted to participating employees. All employees of the Company, whose customary employment is 20 hours or more per week and more than 5 months in any calendar year and who have completed at least 1 year of employment are eligible to participate in the 1995 Purchase Plan. Employees who would immediately after the grant own 5% or more of the Company's Common Stock and directors who are not employees of the Company may not participate in the 1995 Purchase Plan. To participate in the 1995 Purchase Plan, an employee must authorize the Company to deduct an amount (not less than 1% nor more than 5% of a participants total cash compensation) from his or her pay during six-month periods (each a Plan Period), the first such period commenced upon the date of the Company's initial public offering and to end on the last market trading day on or before June 30, 1996. The maximum number of shares of Common Stock an employee may purchase in any Plan Period is 1,000 shares subject to certain other limitations. The exercise price for the option for each Plan Period is 85% of the lesser of the market price of the Common Stock on the first or last business day of the Plan Period. If an employee is not a participant on the last day of the Plan Period, such employee is not entitled to exercise his or her option, and the amount of his or her accumulated payroll deductions will be refunded. An employees rights under the 1995 Purchase Plan terminate upon his or her voluntary withdrawal from the 1995 Purchase Plan at anytime or upon termination of employment. Under the 1995 Purchase Plan, the Company issued 21,525 shares in 1996.

 Common Stock

  The Company has reserved for future issuance 6,531,225 shares of Common Stock for the exercise of stock options outstanding or available for grant.

  In December 1995, the Company issued 5,750,000 shares in connection with the initial public offering of its Common Stock. In June 1996, the Company issued an additional 2,364,888 shares in connection with the second public offering of its common stock.

 Preferred Stock

  The Company is authorized to issue 5,000,000 shares of preferred stock, $0.01 par value per share. The Company has no present plans to issue such shares.

9. COMMITMENTS

  The Company leases certain office space, equipment and software under various noncancelable operating leases. Certain of these leases contain stated escalation clauses while others contain renewal options.

  Rental expense for the years ended December 31, 1996, 1995 and 1994 totaled approximately $620,000, $327,000 and $416,000, respectively. Lease commitments under these noncancelable operating leases for the years ended December 31 are as follows:

   1997............................................................. $  610,466
   1998.............................................................    713,306
   1999.............................................................    758,828
   2000.............................................................    774,002
   2001.............................................................    607,082
                                                                     ----------
   Total future minimum lease payments.............................. $3,463,684
                                                                     ==========

                             CITRIX SYSTEMS, INC.

                               DECEMBER 31, 1996

10. INCOME TAXES

  Income tax expense consists of the following:

                                                            DECEMBER 31
                                                      -------------------------
                                                         1996       1995   1994
                                                      -----------  ------- ----
     Current federal................................. $ 5,867,621  $93,100 $--
     Current state...................................     862,886      --   --
     Deferred........................................  (3,169,000)     --   --
                                                      -----------  ------- ----
       Total income tax expense...................... $ 3,561,507  $93,100 $--
                                                      ===========  ======= ====

  At December 31, 1996, the Company had research and development tax credits of approximately $535,000 that expire in years 2005 through 2011. The Company also had alternative minimum tax credit carryforwards of approximately $72,000, which do not expire.

  The significant components of the Company's deferred income taxes are approximately as follows:

                                                             DECEMBER 31
                                                        ----------------------
                                                           1996       1995
                                                        ---------- -----------
   Deferred tax assets:
     Net operating loss carryforwards.................  $      --  $ 3,400,000
     Tax credits......................................     607,000     589,000
     Revenue deferred for book but not for tax purpos-
      es..............................................     809,000     464,000
     Accounts receivable allowances...................     995,000     383,000
     Other............................................     758,000     236,000
                                                        ---------- -----------
                                                         3,169,000   5,072,000
   Less valuation allowance for deferred tax assets...         --   (5,072,000)
                                                        ---------- -----------
                                                        $3,169,000 $       --
                                                        ========== ===========

  The net change in the valuation allowance for the years ended December 31, 1996 and 1995 consisted of a decrease of $5,072,000 and $624,000, respectively.

  Due to the net operating loss carryforward, there is no provision for income taxes for the year ended December 31, 1994. The differences between the provision for income taxes and the amount which results from applying the federal and state statutory tax rate of 39% in 1996 and 38% in 1995 and 1994, to income (loss) before income taxes are as follows:

                                                 YEAR ENDED DECEMBER 31
                                             --------------------------------
                                                1996        1995       1994
                                             -----------  ---------  --------
     Federal and state income tax expense... $ 8,682,527  $ 755,484  $ 91,858
     Change in valuation allowance..........  (5,072,000)  (624,000)  (36,262)
     Other..................................     (49,020)   (38,384)  (55,596)
                                             -----------  ---------  --------
                                             $ 3,561,507  $  93,100  $    --
                                             ===========  =========  ========

11. BENEFIT PLAN

  The Company has a 401(k) benefit plan allowing an employee to contribute up to a maximum of 15% of gross salary, limited to the maximum allowed by the Internal Revenue Service. To date, the Company has made no contributions to the Plan.

                             CITRIX SYSTEMS, INC.

                               DECEMBER 31, 1996


12. SIGNIFICANT CUSTOMERS

  The Company had net revenue attributed to individual customers in excess of 10% of total net sales as follows:

                                                        YEAR ENDED DECEMBER 31
                                                        -------------------------
                                                         1996     1995     1994
                                                        -------  -------  -------
   Customer A..........................................     22%      22%      27%
   Customer B..........................................     12%       6%      26%

13. RELATED PARTY TRANSACTIONS

  An entity which held a greater than 5% interest in the Company at December 31, 1996 and 1995 is a party to one of the licensing agreements discussed in
Note 2. The Company recognized $3,461,000, $962,000 and $531,000 of royalty expense in cost of sales and $-0-, $60,000 and $296,000 of offsetting royalty credits in net revenue in the years ended December 31, 1996, 1995 and 1994, respectively, and has accrued royalties and other accounts payable of $1,524,000, $521,000 and $356,000 at December 31, 1996, 1995 and 1994,
respectively, in connection with this agreement.

  During 1991 and 1992, the Company advanced an aggregate $100,000 to an officer who is also a shareholder. This note is evidenced by a promissory note and bears interest at 6.73% with principal and interest due in August 1996. The note is secured by 106,667 shares of Common Stock of the Company. The related accrued interest amounts to approximately $-0-, $29,000 and $21,000 at December 31, 1996, 1995 and 1994, respectively. The principal and related accrued interest on this note receivable were paid to the Company during 1996.

  During 1993, the Company entered into a consulting agreement with a director of the Company. The Company paid the director approximately $10,000 during the years ended December 31, 1994, for management consulting services pursuant to this agreement. At December 31, 1996 and 1995, no amounts were owed to the director under this agreement.

14. INFORMATION RELATING TO EXPORT REVENUE

  Export revenue representing shipments of finished goods and services provided to international customers, by geographical area are as follows:

                                                     YEAR ENDED DECEMBER 31
                                                --------------------------------
                                                   1996       1995       1994
                                                ---------- ---------- ----------
   Europe...................................... $4,976,829 $1,678,454 $1,439,631
   Pacific Rim.................................  1,342,155    637,912    552,909
   Other.......................................    734,102    350,747    261,851
                                                ---------- ---------- ----------
                                                $7,053,086 $2,667,113 $2,254,391
                                                ========== ========== ==========

15. STOCK SPLITS

  In September 1995, the Board of Directors approved an increase in authorized Common Stock from 16,750,000 shares, $0.001 par value per share to 30,000,000 shares, $0.001 par value per share. In October 1995, the Company declared a two-for-three stock split effective December 7, 1995.

                             CITRIX SYSTEMS, INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONCLUDED)

                               DECEMBER 31, 1996

  On May 17, 1996, the shareholders approved an increase in authorized Common Stock from 30,000,000 shares, $0.001 par value per share to 60,000,000 shares, $0.001 par value per share. On May 17, 1996, the Board of Directors declared a two-for-one stock split in the form of a stock dividend to be paid on or about June 4, 1996 to stockholders of record of the Company's Common Stock on May 28, 1996. The number of options issuable and previously granted and their respective exercise prices under the Company's stock option plans have been proportionately adjusted to reflect this stock split.

  The accompanying consolidated financial statements have been retroactively restated to reflect these stock splits.

16. LEGAL MATTERS

  In March 1997, class action lawsuits were filed against the Company and certain of its directors and officers. In their complaints, the plaintiffs assert that the Company and certain of its directors and officers misrepresented the Company's strategic relationship with a shareholder. The outcome of these lawsuits cannot yet be determined. Accordingly, no provision for any liability that may result from these matters has been recognized in the accompanying consolidated financial statements. There can be no assurances, however, that the outcome of these lawsuits will not have a material adverse effect on the Company's business, results of operations and financial condition.

                              CITRIX SYSTEMS, INC.

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

                                    CHARGED TO CHARGED TO                  BALANCE AT
                         BEGINNING  COSTS AND    OTHER                       END OF
                         OF PERIOD   EXPENSES   ACCOUNTS     DEDUCTIONS      PERIOD
                         ---------- ---------- ----------    ----------    ----------
1996
Deducted from asset
 accounts:
  Allowance for doubtful
   accounts............. $  399,459  $624,427  $      --     $  399,682(2) $  624,204
  Allowance for re-
   turns................    608,966       --    1,318,869(1)        --      1,927,835
  Valuation allowance
   for deferred tax
   assets...............  5,072,000       --          --      5,072,000(4)        --
                         ----------  --------  ----------    ----------    ----------
                         $6,080,425  $624,427  $1,318,869    $5,471,682    $2,552,039
                         ==========  ========  ==========    ==========    ==========
1995
Deducted from asset
 accounts:
  Allowance for doubtful
   accounts............. $  164,983  $241,253  $      --     $    6,777(2) $  399,459
  Allowance for re-
   turns................    297,497       --      311,469(1)        --        608,966
  Valuation allowance
   for deferred tax
   assets...............  5,694,801       --          --        622,801(3)  5,072,000
                         ----------  --------  ----------    ----------    ----------
                         $6,157,281  $241,253  $  311,469    $  629,578    $6,080,425
                         ==========  ========  ==========    ==========    ==========
1994
Deducted from asset
 accounts:
  Allowance for doubtful
   accounts............. $  395,000  $ 61,000  $      --     $  291,017(2) $  164,983
  Allowance for re-
   turns................    230,000       --       67,497(1)        --        297,497
  Valuation allowance
   for deferred tax
   assets...............  5,731,063       --          --         36,262(3)  5,694,801
                         ----------  --------  ----------    ----------    ----------
                         $6,356,063  $ 61,000  $   67,497    $  327,279    $6,157,281
                         ==========  ========  ==========    ==========    ==========

--------
(1) Netted against net revenues.
(2) Uncollectible accounts written off, net of recoveries.
(3) Netted against income tax expense.
(4) Recognition of deferred tax asset.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN FORT LAUDERDALE, FLORIDA ON THE 31ST DAY OF MARCH, 1997.

                                          CITRIX SYSTEMS, INC.

                                                   /s/ Roger W. Roberts
                                          By: _________________________________
                                              ROGER W. ROBERTS PRESIDENT AND
                                                  CHIEF EXECUTIVE OFFICER

                        POWER OF ATTORNEY AND SIGNATURES

  We, the undersigned officers and directors of Citrix Systems, Inc., hereby severally constitute and appoint Roger W. Roberts and Edward E. Iacobucci, and each of them singly, our true and lawful attorneys, with full power to them and each of them singly, to sign for us in our names in the capacities indicated below, all amendments to this report, and generally to do all things in our names and on our behalf in such capacities to enable Citrix Systems, Inc. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission.

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED BELOW ON THE 31ST DAY OF MARCH, 1997.

              SIGNATURE                                 TITLE(S)

       /s/ Edward E. Iacobucci          Chairman of the Board of Directors
-------------------------------------
         EDWARD E. IACOBUCCI

        /s/ Roger W. Roberts            President, Chief Executive Officer and
-------------------------------------    Director (Principal Executive Officer)
          ROGER W. ROBERTS

      /s/ James J. Felcyn, Jr.          Vice President of Finance and
-------------------------------------    Administration and Chief Financial
        JAMES J. FELCYN, JR.             Officer (Principal Financial Officer)

       /s/ Marc-Andre Boisseau          Controller (Principal Accounting
-------------------------------------    Officer)
         MARC-ANDRE BOISSEAU

        /s/ Kevin R. Compton            Director
-------------------------------------
          KEVIN R. COMPTON

         /s/ Stephen M. Dow             Director
-------------------------------------
           STEPHEN M. DOW

              SIGNATURE                       TITLE(S)

        /s/ Robert N. Goldman           Director
-------------------------------------
          ROBERT N. GOLDMAN

                                        Director
-------------------------------------
          GREGORY B. MAFFEI

         /s/ Tyrone F. Pike             Director
-------------------------------------
           TYRONE F. PIKE

                                 EXHIBIT INDEX

 EXHIBIT NO.                         DESCRIPTION                           PAGE
 -----------                         -----------                           ----
   3.1(1)    Amended and Restated Certificate of Incorporation of the
              Company
   3.2(1)    Amended and Restated By-laws of the Company
   3.3(2)    Certificate of Amendment of Amended and Restated
              Certificate of Incorporation
   4.1(1)    Specimen certificate representing the Common Stock
  10.1(1)*   1989 Stock Option Plan
  10.2(1)*   1995 Stock Plan
  10.3(1)*   1995 Non-Employee Director Stock Option Plan
  10.4(1)*   1995 Employee Stock Purchase Plan, as amended
  10.5(1)    OEM Software License Agreement between the Company and
              Digital Communications Associates, Inc. ("DCA"), dated as
              of October 5, 1993
  10.6(1)    Memorandum of Agreement between the Company and DCA, dated
              October 5, 1993
  10.7(1)    First Addendum to OEM Software License Agreement between
              the Company and DCA, dated May 25, 1994
  10.8(1)    Amendment No. 1 to OEM Software License Agreement between
              the Company and DCA dated March 23, 1995
  10.9(1)    Client/Server Software License Agreement between the
              Company and Insignia Solutions Inc., dated August 4, 1995
  10.10(1)   Microsoft Corporation Source Code Agreement between the
              Company and Microsoft Corporation ("Microsoft") dated
              November 15, 1989
  10.11(1)   Amendment No. 1 to the Source Code Agreement between the
              Company and Microsoft dated October 1, 1992
  10.12(1)   License Agreement for Microsoft OS/2 Version Releases 1.x,
              2.x between the Company and Microsoft dated August 15,
              1990
  10.13(1)   Amendment No. 1 to the License Agreement between the
              Company and Microsoft dated August 15, 1990, Contract No.
              5198-0228 dated May 6, 1991
  10.14(1)   Amendment No. 2 to License Agreement between the Company
              and Microsoft for Microsoft OS/2 Version Releases 1.x,
              2.x, dated October 1, 1992
  10.15(1)   Amendment No. 3 to the License Agreement between the
              Company and Microsoft dated August 15, 1990, Contract No.
              5198-0228 dated January 1, 1994
  10.16(1)   Amendment No. 4 to the License Agreement between the
              Company and Microsoft dated August 15, 1990, dated January
              31, 1995
  10.17(1)   Strategic Alliance Agreement between the Company and
              Microsoft dated December 12, 1991
  10.18(1)   Software Development and License Agreement between the
              Company and Novell, Inc. ("Novell"), dated June 15, 1992
  10.19(1)   Software Development and License Agreement between the
              Company and Novell, dated July 1, 1993
  10.20(1)   First Amendment to the Software Development and License
              Agreement between the Company and Novell, dated March 7,
              1995
  10.21(1)   NetWare Client License Agreement between the Company and
              Novell, dated June 14, 1995
  10.22(1)   Software License Agreement between the Company and
              Tektronix, Inc., dated September 23, 1994

 EXHIBIT NO.                         DESCRIPTION                           PAGE
 -----------                         -----------                           ----
  10.23(1)   Client Software License Agreement between the Company and
              Wyse Technology dated June 15, 1995
  10.24(1)   Client/Server Software License Agreement between the
              Company and Zenith Data Systems Corporation dated June 21,
              1995
  10.25(1)   Form of Indemnification Agreement
  10.26(2)   Lease Agreement between Halmos Trading and Investment
              Company and the Company dated June 6, 1996
  10.27(3)   License, Development and Marketing Agreement dated July 19,
              1996 between the Company and Microsoft Corporation
  11.1**     Statement re computation of earnings per share
  21.1**     List of Subsidiaries
  23.1**     Consent of Ernst & Young LLP
  24.1**     Power of Attorney (Included in signature page)
  27.1**     Financial Data Schedule

--------
(1) Incorporated herein by reference to the exhibits to the Company's Registration Statement on Form S-1 (File No. 33-98542), as amended.
(2) Incorporated herein by reference to Exhibit 10 of the Company's Registration Statement on Form S-1 (File No. 333-4515), as amended.
(3) Incorporated herein by reference to Exhibit 10 of the Company's Quarterly report on Form 10-Q for the quarter ended September 30, 1996.
 * Indicates a management contract or any compensatory plan, contract or arrangement.
** Filed herewith.