Form 10-Q
period 1997-03-31
CITRIX SYSTEMS INC
filed 1997-05-15
CIK 877890

================================================================================

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C536 . 20549
(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                 For the quarterly period ended March 31, 1997

                                      OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

           For the transition period from ___________ to ___________.


                         COMMISSION FILE NUMBER 0-27084

                              CITRIX SYSTEMS, INC.

             (Exact name of registrant as specified in its charter)



              DELAWARE                                    75-2275152
     (State or other jurisdiction of           (IRS Employer Identification No.)
     incorporation or organization)

          6400 N. W. 6TH WAY
       FORT LAUDERDALE, FLORIDA
(Address of principal executive offices)                    33309
                                                          (Zip Code)


      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (954) 267-3000

           210 University Drive, Suite 700 - Coral Springs, FL 33071
--------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year if Changed Since Last Report.

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   x  No ___
    ---

  As of May 1, 1997 there were 27,112,051 shares of the registrant's Common Stock, $.001 par value per share, outstanding.


                          Total Number of Pages:   20

================================================================================

                              CITRIX SYSTEMS, INC.

                                   FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1997


                                    CONTENTS

                                                                          Page Number
                                                                          -----------
PART I:   FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements (Unaudited)

               Condensed Consolidated Balance Sheets:
                    March 31, 1997 and December 31, 1996                          3
               Condensed Consolidated Statements of Operations:
                    Three Months ended March 31, 1997 and 1996                    5
               Condensed Consolidated Statements of Cash Flows:
                    Three Months Ended March 31, 1997 and 1996                    6
               Notes to Condensed Consolidated Financial Statements               7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                               9

PART II:  OTHER INFORMATION

Item 1.   Legal Proceedings                                                       16

Item 6.   Exhibits and Reports on Form 8-K                                        16

Signatures                                                                        17

Exhibit Index                                                                     18

Exhibit 11                                                                        19

Exhibit 27                                                                        20

                         PART I: FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             CITRIX SYSTEMS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                                     MARCH 31,    DECEMBER 31,
                                                                                       1997           1996
                                                                                   ------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                                         $110,445,354   $ 99,135,049
  Short-term investments                                                              37,706,740     38,206,495
  Accounts receivable, net of allowances of $2,742,384 and
    $2,552,039 at March 31, 1997 and December 31, 1996, respectively                   6,651,800      5,525,315
  Inventories                                                                            755,057        696,336
  Prepaid expenses                                                                       427,031        765,818
  Deferred tax assets                                                                  3,514,344      3,168,964
                                                                                   -----------------------------
  Total current assets                                                               159,500,326    147,497,977

  Property and equipment, net                                                          3,515,056      2,081,559
                                                                                   -----------------------------
                                                                                    $163,015,382   $149,579,536
                                                                                   =============================


Continued on following page.

                              CITRIX SYSTEMS, INC.

                                  (Unaudited)



                                                                                                   MARCH 31,    DECEMBER 31,
                                                                                                     1997           1996
                                                                                               -----------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                                $    678,092  $    755,908
  Accrued royalties and other accounts payable to stockholder                                        1,997,148     1,524,126
  Other accrued expenses                                                                             4,353,253     3,283,197
  Deferred revenue                                                                                   2,328,921     2,074,670
  Current portion of capital lease obligations payable                                                  62,721        82,434
  Income taxes payable                                                                               3,103,615             -
                                                                                               -----------------------------
  Total current liabilities                                                                         12,523,750     7,720,335

  Long-term portion of capital lease obligations payable                                                 2,890         8,217
                                                                                               -----------------------------
  Total liabilities                                                                                 12,526,640     7,728,552

  Contingencies

  Stockholders' equity:
   Preferred stock at $.01 par value--5,000,000 shares authorized, none issued and outstanding
    at March 31, 1997 and December 31, 1996                                                               -             -
  Common stock at $.001 par value--60,000,000 shares authorized; and 27,109,328 and
   26,680,236 issued and outstanding at March 31, 1997 and December 31,
    1996, respectively                                                                                  27,109        26,680
  Additional paid-in capital                                                                       136,268,030   135,123,455
  Retained earnings                                                                                 14,193,603     6,700,849
                                                                                               -----------------------------
  Total stockholders' equity                                                                       150,488,742   141,850,984
                                                                                               -----------------------------
                                                                                                  $163,015,382  $149,579,536
                                                                                               =============================

See accompanying notes.

                              CITRIX SYSTEMS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                                              THREE MONTHS ENDED
                                                   MARCH 31,
                                             1997             1996
                                       ----------------------------------

  Net revenues                            $21,520,606         $ 7,771,663
  Cost of goods sold                        2,193,831             979,943
                                       ----------------------------------
  Gross margin                             19,326,775           6,791,720

  Operating expenses:
   Research and development                 1,513,230             903,829
   Sales, marketing and support             6,198,068           2,486,911
   General and administrative               1,482,665             860,726
                                       ----------------------------------
  Total operating expenses                  9,193,963           4,251,466
                                       ----------------------------------
  Income from operations                   10,132,812           2,540,254

  Interest income, net                      1,574,616             561,325
                                       ----------------------------------
  Net income before income taxes           11,707,428           3,101,579

  Income taxes                              4,214,674             248,146
                                       ----------------------------------
  Net income                              $ 7,492,754         $ 2,853,433
                                       ==================================

  Net income per share                          $0.26               $0.11
                                       ==================================

  Weighted average shares outstanding      28,409,242          25,954,440
                                       ==================================

See accompanying notes.

                              CITRIX SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                                                                            THREE MONTHS ENDED
                                                                                                                MARCH 31,
                                                                                                           1997           1996
                                                                                                     -----------------------------
OPERATING ACTIVITIES
Net income                                                                                           $  7,492,754     $ 2,853,433
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                                                           257,630          57,907
  Provision for doubtful accounts                                                                         223,998         222,393
  Tax benefit related to the exercise of non-statutory stock options and disqualified dispositions
   of incentive stock options                                                                             913,511               -
  Deferred tax assets                                                                                    (345,380)              -
  Changes in operating assets and liabilities:
   Accounts receivable                                                                                 (1,350,483)     (1,423,404)
   Inventories                                                                                            (58,721)       (132,214)
   Prepaid expenses                                                                                       338,787         (56,144)
   Other assets                                                                                                 -        (188,205)
   Accounts payable                                                                                        (77,817)        46,341
   Accrued royalties and other accounts payable to stockholder                                             473,022        162,788
   Other accrued expenses                                                                                1,070,056        513,956
   Deferred revenue                                                                                        254,251        526,102
   Income taxes payable                                                                                  3,103,615        401,292
                                                                                                     ----------------------------
Net cash provided by operating activities                                                               12,295,223      2,984,245

INVESTING ACTIVITIES
Purchases of short-term investments                                                                    (11,100,245)             -
Proceeds from sale of short-term investments                                                            11,600,000              -
Purchases of property and equipment                                                                     (1,691,126)       (21,911)
                                                                                                     -----------------------------
Net cash used in investing activities                                                                   (1,191,371)       (21,911)

FINANCING ACTIVITIES
Net proceeds from issuance of common stock                                                                 231,493         62,063
Payments on capital lease obligations payable                                                              (25,040)       (19,534)
                                                                                                     -----------------------------
Net cash provided  by financing activities                                                                 206,453         42,529
                                                                                                     -----------------------------

Increase in cash and cash equivalents                                                                   11,310,305      3,004,863
Cash and cash equivalents at beginning of period                                                        99,135,049     43,471,491
                                                                                                     -----------------------------
Cash and cash equivalents at end of period                                                            $110,445,354    $46,476,354
                                                                                                     =============================

See accompanying notes.

                              CITRIX SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 MARCH 31, 1997

1.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown are of a normal recurring nature and have been reflected in the unaudited condensed consolidated financial statements. The results of operations for the periods presented are not necessarily indicative of the results expected for the full
fiscal year or for any future period.   The information included in these
unaudited condensed consolidated financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and accompanying notes included in the Citrix Systems, Inc. ("the Company") Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

2.    USE OF ESTIMATES

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

3.    NET INCOME PER SHARE

Historical net income per share is calculated using the weighted average number of common and common equivalent shares outstanding during the respective periods. Common and common equivalent shares include dilutive common stock equivalents which consist of warrants and stock options calculated using the treasury stock method. All common share and per share data have been retroactively adjusted to reflect the two-for-one stock split in the form of a stock dividend of the Company's Common Stock effective June 4, 1996.

4.    INCOME TAXES

The income taxes recorded in the three months ended March 31, 1997 and 1996 were computed based upon the Company's estimated annual effective tax rate for the fiscal years ended December 31, 1997 and 1996, giving effect in 1996 to the utilization of substantially all of the Company's income tax net operating loss carryforwards and tax credit carryforwards from prior periods.

5.    LEGAL MATTERS

In March and April 1997, three different class action lawsuits were filed against the Company and certain of its directors and officers. In their complaints, the plaintiffs assert that the Company and certain of its directors and officers misrepresented the Company's strategic relationship with a stockholder. The outcome of these lawsuits cannot yet be determined. Accordingly, no provision for any liability that may result from these matters has been recognized in the accompanying consolidated financial statements. There can be no assurances, however, that the outcome of these lawsuits will not have a material adverse effect on the Company's business, results of operations and financial condition.

6.   RECENT DEVELOPMENTS IN RISKS AND UNCERTAINTIES

     During negotiations regarding cross licensing of certain of the Company's technology a stockholder informed the Company on February 25, 1997, that it intended to release a product which would include certain features contained in the Company's existing product offerings. This stockholder also indicated that it planned to obtain the technology related to these features either by development internally, from the Company or from a third party. These negotiations continued until May 9, 1997, when the Company and this stockholder entered into a License, Development and Marketing Agreement (the "Hydrix Development Agreement") pursuant to which the Company and the stockholder agreed that the stockholder will license the Company's technology and the Company will license certain of this stockholder's technology and the companies will engage in a joint development effort to develop Hydrix 4.x and Hydrix 5.x, new multi-user enabled versions of Windows NT. The Hydrix Development Agreement provides for the licensing to the stockholder of certain Citrix multi-user software enhancements to the stockholder's Windows NT Server and for the cooperation between the parties to develop their own Hydrix "plug-ins", which implement full multi-user systems. Under the terms of the Hydrix Development Agreement, Citrix will receive within 30 days of the effective date a payment of an aggregate of $75,000,000 as a non-refundable royalty payment and for engineering and support services to be rendered by Citrix, and throughout the term of the Hydrix Development Agreement will be eligible to receive royalty payments of up to an additional $100,000,000 based on the stockholder's release of Hydrix 4.x and Hydrix 5.x products. In addition, the stockholder and Citrix have agreed to engage in certain joint marketing efforts to promote use of Windows NT Server-based multi-user software and Citrix's ICA(R) protocol. Further, Citrix shall be entitled to license versions of its WinFrame technology based on Windows NT
v.3.51 until September 30, 2001.

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

  From its introduction in the second quarter of 1993 through the second quarter of 1995, the Company's WinView product represented the largest source of the Company's revenues. The Company began shipping its current principal product WinFrame in final form in the third quarter of 1995 and since then it has been the largest source of the Company's revenue.

  The Company anticipates that the WinFrame product line will constitute a majority of its revenues for the foreseeable future. The Company anticipates that revenues from the WinView product will continue to decline over time as the Company's distribution channels and customer base transition to WinFrame products. Revenues from WinFrame and WinView products result primarily from license fees for "shrink wrapped" product sold to distributors and resellers. The Company also derives revenue from initial license fees and associated quarterly royalties from original equipment manufacturers ("OEMs"), non-recurring engineering fees and training, consulting and service revenue.

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

  During negotiations regarding cross licensing of certain of the Company's technology Microsoft Corporation ("Microsoft") informed the Company on February 25, 1997, that it intended to release a product which would include certain features contained in the Company's existing product offerings. Microsoft also indicated that it planned to obtain the technology related to these features either by development internally, from the Company or from a third party. These negotiations continued until May 9, 1997, when the Company and Microsoft entered into a License, Development and Marketing Agreement pursuant to which the Company and Microsoft agreed that Microsoft will license the Company's technology and the Company will license certain of Microsoft's technology and the companies will engage in a joint development effort to develop Hydrix 4.x and Hydrix 5.x, a Microsoft Windows NT-based product providing for multi-user functionality. The Hydrix Development Agreement provides for the licensing to Microsoft of certain Citrix multi-user software enhancements to Microsoft's Windows NT Server and for the cooperation between the parties for the development of certain enhancements or "plug-ins" for Hydrix 4.x and Hydrix 5.x. Such enhancements or "plug-ins" will provide access to the Hydrix base platform from a wide variety of computing devices. Under the terms of the Hydrix Development Agreement, Citrix will receive within 30 days of the effective date a payment of an aggregate of $75,000,000 as a non-refundable royalty payment and for engineering and support services to be rendered by Citrix, and throughout the term of the Hydrix Development Agreement will be eligible to receive royalty payments of up to an additional $100,000,000 based on Microsoft's release of Hydrix 4.x and Hydrix 5.x products. In addition, Microsoft and Citrix have agreed to engage in certain joint marketing efforts to promote use of Windows NT Server-based multi-user software and Citrix's ICA protocol. Additionally, for a period of at least two and one-half years, Microsoft has agreed to endorse only Citrix's ICA protocol as the preferred way to provide multi-user Windows access for devices other than Windows clients. While Microsoft will sell future versions of the Windows NT Server that include multi-user capability, Citrix will market its ICA-based WinFrame thin-client/server that will run on the new platform. Further, Citrix shall be entitled to license versions of its WinFrame technology based on Windows NT v.3.51 until September 30, 2001.

RESULTS OF OPERATIONS

  The following table sets forth statement of operations data of the Company expressed as a percentage of net revenues and as a percentage of change from period-to-period for the periods indicated.

                                                   THREE MONTHS ENDED                  1997
                                                        MARCH 31,                  COMPARED TO
                                              ---------------------------
                                               1997                1996                1996
                                              ------------------------------------------------
Net revenues...............................   100.0%               100.0%             176.9%
Cost of goods sold.........................    10.2                 12.6              123.9
                                              -----                -----              -----
Gross margin...............................    89.8                 87.4              184.6
                                              -----                -----              -----
Operating expenses:
 Research and development..................     7.0                 11.6               67.4
 Sales, marketing and support..............    28.8                 32.0              149.2
 General and administrative................     6.9                 11.1               72.3
                                              -----                -----              -----
   Total operating expenses................    42.7                 54.7              116.3
                                              -----                -----              -----
Income from operations.....................    47.1                 32.7              298.9
Other income, net..........................     7.3                  7.2              180.5
                                              -----                -----              -----
Income  before income taxes................    54.4                 39.9              277.5
Income taxes...............................    19.6                  3.2               *
                                              -----                -----              -----
Net income.................................    34.8%                36.7%             162.6%
                                              =====                =====              =====

*  Not meaningful.

  The discussion below relating to the individual financial statement captions, the Company's overall financing performance, operations and financial position should be read in conjunction with the factors and events described in "-Overview" and in "-Certain Factors Which May Effect Future Results" which, it is anticipated, will impact the Company's future performance and financial position.

  Net Revenues. Net revenues were approximately $21.5 million and $7.8 million for the three months ended March 31, 1997 and 1996, respectively, representing an increase of 176.9%. The increase in net revenues was primarily attributable to an increase in volume of shipments of the Company's WinFrame products including revenue attributable to a major end user customer and, to a lesser extent, increased volume in licensing of OEM products. The increase in net revenues was partially offset by a decline in the shipments of the Company's WinView products.

  WinFrame and OEM revenues approximated 66.7% and 27.7% of revenues, respectively, in the three months ended March 31, 1997. Both the Company's WinFrame and OEM revenues represent product license fees based upon the Company's multi-user NT-based technology.

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

  Gross Margin. Gross margin increased from 87.4% in the first quarter of fiscal 1996 to 89.8% in the first quarter of fiscal 1997. The increase in gross margin was primarily attributable to changes in product mix, representing changes in the mix of OEM revenues versus product sold to distributors and resellers, and different products within the WinFrame product line.

  Research and Development Expenses. Research and development expenses were approximately $1.5 million and $900,000 for the three months ended March 31, 1997 and 1996, respectively. Increases in research and development expenses in the first quarter of 1997 compared to the first quarter of 1996 resulted primarily from additional staffing, associated salaries and related expenses required to expand and enhance the Company's product lines.

  Sales, Marketing and Support Expenses. Sales, marketing and support expenses approximated $6.2 million and $2.5 million for the three months ended March 31, 1997 and 1996, respectively. The increase resulted primarily from increases in promotional activities, such as distributor programs, advertising literature production and distribution, and trade shows. Sales, Marketing and Support staff and associated salaries and related expenses as well as commissions also increased, resulting from efforts to expand the Company's distribution channels.

  General and Administrative Expenses. General and administrative expenses were approximately $1.5 million and $860,000 for the three months ended March 31, 1997 and 1996, respectively. The increase in general and administrative expenses is primarily due to expenditures associated with being a public company such as increased legal fees and associated regulatory filings and expenses as well as expenses associated with investor relations, and increased staff, associated salaries and related expenses necessary to support overall increases in the scope of the Company's operations.

  Interest Income, Net. Interest income, net, amounted to approximately $1.6 million and $560,000 for the three months ended March 31, 1997 and 1996, respectively. The increase is primarily due to interest income generated from the net proceeds of the Company's second public offering completed in June 1996.

  Income Taxes. The Company's effective tax rate amounted to 36% and 8% for the three months ended March 31, 1997 and 1996, respectively. The increase in estimated effective annual tax rate is primarily due to the Company's increased profitability and lack of net operating loss carryforwards to offset taxable income in the current year. Such net operating loss carryforwards were included in the computation of the effective tax rate utilized in 1996.

LIQUIDITY AND CAPITAL RESOURCES

  The discussion below relating to the individual financial statement captions, the Company's overall financing performance, operations and financial position should be read in conjunction with the factors and events described in "-Overview" and in "-Certain Factors Which May Effect Future Results" which, it is anticipated, will impact the Company's future performance and financial position.

  During the three months ended March 31, 1997, the Company generated positive operating cash flows primarily from increased profitability. In addition, the increases in income taxes payable and other accrued expenses, which were partially offset by an increase in accounts receivable, also contributed to the Company's positive operating cash flows. During the same period, the Company recognized tax benefits from the exercise of non-statutory stock options and disqualifying dispositions of incentive stock options of approximately $914,000. The Company also generated positive operating cash flows in the three months ended March 31, 1996, primarily due to increased profitability during that period.

  The Company utilized approximately $1.7 million during the three months ended March 31, 1997 for purchases of leasehold improvements and equipment. Most of these capital expenditures were associated with the Company's relocation and expansion in its new facilities.

  At March 31, 1997, the Company had approximately $110.4 million in cash and cash equivalents, $37.7 million in short-term investments and $147.0 million of working capital. The Company's cash and cash equivalents and short-term investments are invested in investment grade, interest bearing securities to minimize interest rate risk and allow for flexibility in the event of immediate cash needs. On such date, the Company had approximately $6.7 million in accounts receivable, net of allowances, and $2.3 million of deferred revenues, most of which the Company anticipates will be earned over the next twelve months.

  The Company believes existing cash and cash equivalents and short-term investments, will be sufficient to meet operating and capital expenditures requirements for at least the next twelve months.

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

  Reliance Upon Strategic Relationship with Microsoft. Microsoft Corporation ("Microsoft") is the leading provider of desktop operating systems. The Company is dependent upon the license of certain key technology from Microsoft, including certain source and object code licenses, technical support and other materials. The Company is also dependent on its strategic alliance agreement with Microsoft which provides for cooperation in the development of technologies for advanced operating systems, and the promotion of advanced Windows application program interfaces. During negotiations regarding cross licensing of certain of the Company's technology Microsoft informed the Company on February 25, 1997, that it intended to release a product which would include certain features contained in the Company's existing product offerings. Microsoft also indicated that it planned to obtain the technology related to these features either by development internally, from the Company or from a third party. These negotiations have continued until May 9, 1997, when the Company and Microsoft entered into the Hydrix Development Agreement pursuant to which the Company and Microsoft agreed that Microsoft will license the Company's technology and the Company will license certain of Microsoft's technology and will engage in a joint development effort to develop Hydrix 4.x and Hydrix 5.x, a Microsoft Windows NT-based product providing for multi-user functionality. The Hydrix Development Agreement provides for the licensing to Microsoft of certain Citrix multi-user software enhancements to Microsoft's Windows NT Server and for the cooperation between the parties for the development of certain enhancements or "plug-ins" for Hydrix 4.x and Hydrix 5.x.

  Dependence Upon Broad-Based Acceptance of ICA Protocol. The Company believes that its success in the markets in which it competes will depend upon its ability to make its Independent Computing Architecture ("ICA") protocol a de facto standard for supporting distributed Windows applications, thereby creating demand for its server products.

  Dependence Upon Strategic Relationships. In addition to its relationship with Microsoft, the Company has relationships with a number of strategic partners. The Company is dependent on its strategic partners to successfully incorporate the Company's technology into their products and to successfully market and sell such products.

  Competition. The markets in which the Company competes are intensely competitive. Most of the competitors and potential competitors, including Microsoft, have significantly greater financial, technical, sales and marketing and other resources than the Company. The Company and Microsoft recently agreed to work together to develop Hydrix 4.x and Hydrix 5.x, a Microsoft Windows NT-based product providing multi-user capability. The resulting Hydrix base platform will allow Microsoft to create plug-in products that could become competitive with at least some of the Company's current WinFrame products and future Hydrix-related plug-in product offerings. To the extent Microsoft or another competitor or potential competitor releases such competitive products, the Company's net revenues, cash flows from operating activities and financial condition may decrease.

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

  Product Concentration. The Company anticipates that WinFrame, one of its product technologies, future derivative products and product lines based upon this technology, if any, will constitute a majority of its revenue for the foreseeable future. Additionally,the Company may experience declines in demand for products based on this technology, whether as a result of new competitive product releases, price competition, lack of success of its strategic partners, technological change or other factors. Additionally, the Company anticipates that WinView revenues will continue to decline as a percentage of the Company's net revenues in future periods.

 Management of Growth and Anticipated Operating Expenses. The Company has recently experienced rapid growth in the scope of its operations, the number of its employees, and the geographic area of its operations. To manage its growth effectively, the Company will be required to continue to implement additional management and financial systems and controls, and to expand, train and manage its employee base. Additionally, the Company expects that its requirements for office facilities and equipment will grow as staffing requirements dictate. The Company plans to increase its professional staff during the current year as sales, marketing and support and product development efforts as well as associated administrative systems are implemented to support planned growth. As a result of this planned growth in staff, the Company believes that additional facilities will be required during the current year. The Company anticipates that it will occupy an additional 24,000 square feet in the facility into which it recently relocated. Although the Company believes that the cost of expanding in such additional facilities will not significantly impact its financial position or results of operations, the Company anticipates that operating expenses will increase during the current year as a result of its planned growth in staff and that such increase may reduce its income from operations and cash flows from operating activities in the current year.

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

  New Products and Technological Change. The markets for the Company's products are relatively new and are characterized by rapid technological change, evolving industry standards, changes in end-user requirements and frequent new product introductions and enhancements, including enhancements to certain key technology licensed from Microsoft. The Company believes it will incur additional costs and royalties associated with the development, licensing, or acquisition of new technologies or enhancements to existing products which will increase the Company's cost of goods sold and operating expenses. The Company cannot currently quantify such increase. The Company may use a substantial portion of its cash and cash equivalents and short-term investments to fund these additional costs, in which case, the Company's interest income will decrease. Additionally, the Company and others may announce new products, capabilities or technologies that could replace or shorten the life cycle of the Company's existing product offerings. These market characteristics will require the Company to continuously enhance its current products and develop and introduce new products to keep pace with technological developments and respond to evolving end-user requirements. On May 9, 1997, the Company and Microsoft agreed that Microsoft will license the Company's technology and the Company will license certain of Microsoft's technology and the companies will engage in a joint development effort to develop Hydrix 4.x and Hydrix 5.x, a Microsoft Windows NT-based product providing for multi-user functionality. The Hydrix Development Agreement provides for the licensing to Microsoft of certain Citrix multi-user software enhancements to Microsoft's Windows NT Server and for the cooperation between the parties for the development of certain enhancements or "plug-ins" for Hydrix 4.x and Hydrix 5.x. While Microsoft will sell future versions of the Windows NT Server that include multi-user capability, Citrix will market its ICA-based WinFrame thin-client/server that will run on the new platform. Further, Citrix shall be entitled to license versions of its WinFrame technology based on Windows NT v.3.51 until September 30, 2001. The Company cannot currently quantify the potential impact that Hydrix 4.x, Hydrix 5.x or any other product will have on its business, results of operations and financial condition.

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

   Effective Income Tax Rate. During 1996, the Company used substantially all of its income tax net operating loss carryforwards. Accordingly, while certain tax credit carryforwards are available to effect future taxable income, the Company's effective tax rate in the future will approximate the federal and appropriate states' statutory income tax rates. The anticipated increase in effective tax rate may reduce the Company's net income and cash flows from operating activities in the current year.

  Pending Litigation. Three purported class action stockholder suits have been filed against the Company and certain of its directors and officers relating principally to certain statements made by the Company, or certain of its representatives, concerning the status of the Company's relationship with Microsoft. The lawsuits are in their early stages, and no estimate of possible loss, if any, can currently be made. There can be no assurance that these lawsuits will ultimately be resolved on terms that are favorable to the Company and that the resolution of these lawsuits will not have a material adverse effect on the Company's business, results of operations and financial condition.

  Growth Rate. The Company's revenue growth rate in the current year may not approach the level attained in 1996, which was high, due primarily to the introduction of WinFrame in late 1995. As discussed above, the Company believes that its cost of goods sold and certain operating expenses will increase in the current year. Due to the fixed nature of a significant portion of such expenses, together with the possibility of slower revenue growth, the Company's income from operations and cash flows from operating and investing activities may decrease in the current year.

  Recent Developments in the Company's Relationship with Microsoft. On May 9, 1997, the Company and Microsoft entered into a License, Development and Marketing Agreement (the "Hydrix Development Agreement") pursuant to which the Company and Microsoft agreed that Microsoft will license the Company's technology and the Company the companies will license certain of Microsoft's technology and will engage in a joint development effort to develop Hydrix 4.x and Hydrix 5.x, a Microsoft Windows NT-based product providing for multi-user functionality. The Hydrix Development Agreement provides for the licensing to Microsoft of certain Citrix multi-user software enhancements to Microsoft's Windows NT Server and for the cooperation between the parties for the development of certain enhancements or "plug-ins" for Hydrix 4.x and Hydrix 5.x. Under the terms of the Hydrix Agreement, Citrix will receive within thirty days of the effective date a payment of an aggregate of $75,000,000 as a non-refundable royalty payment and for engineering and support services to be rendered by Citrix, and throughout the term of the Hydrix Development Agreement will be eligible to receive royalty payments of up to an additional $100,000,000 based on Microsoft's release of Hydrix 4.x and Hydrix 5.x products. In addition, Microsoft and Citrix have agreed to engage in certain joint marketing efforts to promote use of Windows NT Server-based multi-user software and Citrix's ICA protocol. Additionally, for a period of at least two and one-half years, Microsoft has agreed to endorse only Citrix's ICA as the preferred way to provide multi-user Windows access for devices other than Windows clients. While Microsoft will sell future versions of the Windows NT Server that include multi-user capability, Citrix will market its ICA-based WinFrame thin-client/server that will run on the new platform. Further, Citrix shall be entitled to license versions of its WinFrame technology based on Windows NT v.3.51 until September 30, 2001. The Company cannot currently quantify the potential impact on its business, results of operations and financial condition.

  The Company believes that the impact of the Agreement described above will affect the Company's business, results of operations and financial position as follows:

     Net Revenues. The Company believes revenues derived from the above described license fees, development efforts, support and other obligations will have a positive effect on the Company's future revenues to the extent that they are additional to those the Company currently derives from sales, licensing and support of its existing products. To the extent the Company is unable to add additional staff and resources in its development efforts, future enhancement and additional features to its existing products may be delayed which may a material adverse effect on its net revenues, cash flows from operating activities and financial position.

     Cost of Goods Sold and Operating Expenses. Cost of goods sold, together with operating expenses, may be impacted as a result of the Hydrix Development Agreement described above. The Company may hire additional development, marketing and support staff to the extent they are needed in order to fulfill the Company's responsibilities under the terms of the Agreement. Further, additional general and administrative expenses may be incurred in order to support the overall increases in the scope of the Company's operations as a result of the Agreement. However, the Company cannot currently quantify the impact, if any, on these expenses.

     Interest Income. The initial payment described above is expected to add substantially to the Company's cash and short-term investments. To the extent the Company is able to effectively invest these funds in interest bearing securities and such funds are not alternatively utilized, interest income will increase.

     Liquidity and Capital Resources. The initial payments, as described above, will add substantially to the balances of the Company's cash and short-term investments and have a positive impact on cash flows from operating activities and financial condition, to the extent that such funds are not alternatively utilized.

     Fluctuations in Quarterly Operating Results. The Company's quarterly operating results have in the past varied and may in the future vary significantly depending on factors such as the success of the Company's WinFrame products, the size, timing and recognition of revenue from significant orders, increased competition, the proportion of revenues derived from distributors, OEMs and other channels, changes in the Company's pricing policies or those of its competitors, the financial stability of major customers, new product introductions or enhancements by competitors and partners, delays in the introduction of products or product enhancements by the Company or by competitors and partners, customer order deferrals in anticipation of upgrades and new products, market acceptance of new products, the timing and nature of sales and marketing expenses (such as trade shows and other promotions), other changes in operating expenses, personnel changes (including the addition of personnel), foreign currency exchange rates and general economic conditions.
The Company operates with little order backlog because its software products typically are shipped shortly after orders are received. In addition, like many systems level software companies, the Company has often recognized a substantial portion of its revenues in the last month of a quarter with these revenues frequently concentrated in the last weeks or days of the quarter. As a result, the product revenues in any quarter are substantially dependent on orders booked and shipped in that quarter, and revenues for any future quarter are not predictable with any degree of certainty. Any significant deferral of purchases of the Company's products could have a material adverse effect on the Company's business, results of operations and financial condition in any particular quarter, and to the extent significant sales occur earlier than expected, operating results for subsequent quarters may be adversely affected. Royalty and license revenues are impacted by fluctuations in OEM licensing activity and certain end user licensing and deployment activity from quarter to quarter because initial license fees generally are recognized upon customer acceptance and continuing royalty and license revenues are recognized when the amount of such licensing activity can be reasonably determined. The Company's expense levels are based, in part, on its expectations as to future orders and sales, and the Company may be unable to adjust spending in a timely manner to compensate for any sales shortfall. If sales are below expectations, operating results are likely to be adversely affected. Net income may be disproportionately affected by a reduction in sales because a significant portion of the Company's expenses do not vary with revenues. The Company may also choose to reduce prices or increase spending in response to competition or to pursue new market opportunities. In particular, if new competitors, technological advances by existing competitors or other competitive factors require the Company to invest significantly greater resources in research and development efforts, the Company's operating margins in the future may be adversely affected.

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

                          PART II: OTHER INFORMATION

  Item 1.   Legal Proceedings

                    On March 7, 1997, a purported class action lawsuit was filed in the United States District Court for the Southern District of Florida, Southern Division, against the Company, Roger W. Roberts, President, Chief Executive Officer, Secretary and a member of the Board of Directors (the "Board"), Edward E. Iacobucci, Chairman of the Board, Vice President of Strategy and Technology and Chief Technology Officer, and Gregory B. Maffei, a member of the Board. In its complaint, the plaintiff asserts, on behalf of itself and a putative class of purchasers of the Company's common stock during the period from January 20, 1997 through February 26, 1997, claims:
            (1) under section 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder; and (2) for negligent misrepresentation.

                    On March 19, 1997, a purported class action lawsuit was
            filed in the United States District Court for the Southern District of Florida, Northern Division, against the Company, Roger W. Roberts, Kevin R. Compton, a member of the Board, James J. Felcyn, Jr., Chief Financial Officer, Treasurer, Vice President of Finance and Administration and Assistant Secretary, and Bruce C. Chittenden, Vice President--Engineering. In the complaint, the plaintiffs assert, on behalf of themselves and a putative class of purchasers of the Company's common stock during the period from January 21, 1997, through February 26, 1997, claims under section 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder.

                    On April 9, 1997, a purported class action lawsuit was filed in the United States District Court for the Southern District of Florida, Northern Division, against the Company, Roger W. Roberts, James J. Felcyn, Jr., Edward E. Iacobucci, Bruce C. Chittenden, Kevin R. Compton, and Gregory B. Maffei. In the Complaint, the plaintiffs assert, on behalf of themselves and a putative class of purchasers of the Company's common stock during the period from October 21, 1996 through February 26, 1997, claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder.

                    The claims in each of the lawsuits relate principally to
            certain statements made by the Company, or certain of its representatives, concerning the status of the Company's relationship with Microsoft. The complaints seek unspecified damages and costs, including attorneys' and experts' fees and other disbursements. The outcome of litigation cannot yet be determined. Accordingly, no provision for any liability that may result from these matters has been recognized in the accompanying condensed consolidated financial statements. There can be no assurances, however, that the outcome of this litigation will not have a material adverse effect on the Company's business, results of operations, and financial condition.

  Item 6.   Exhibits and Reports on Form 8-K

            (a)  Exhibits
                 The exhibits which are filed with the report as set forth on the Exhibit Index appearing on Page 18 of this report and are incorporated herein by this reference.

           (b)   Reports on Form 8-K
                 No reports on Form 8-K were filed during the three month period ended March 31, 1997.

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   CITRIX SYSTEMS, INC.



                                   /s/ ROGER W. ROBERTS
                                   -------------------------------------------
                                   Roger W. Roberts
                                   President, Chief Executive Officer
                                      and Secretary
                                   (Principal Executive Officer)



                                   /s/ JAMES J. FELCYN, JR.
                                   -------------------------------------------
                                   James J. Felcyn, Jr.
                                   Vice-President of Finance and
                                   Administration and Chief Financial Officer
                                   (Principal Financial Officer)



                                   /s/ MARC-ANDRE BOISSEAU
                                   -------------------------------------------
                                   Marc-Andre Boisseau
                                   Controller
                                   (Principal Accounting Officer)

                                 EXHIBIT INDEX


                                                           Page Number
                                                           -----------

11   Computation of  Earnings Per Share                          19

27   Financial Data Schedule                                     20