Form 10-Q
period 1997-06-30
CITRIX SYSTEMS INC
filed 1997-08-14
CIK 877890

================================================================================

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C536 . 20549
(Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For the quarterly period ended June 30, 1997

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

                                 Not Applicable
         ------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year if Changed Since Last Report

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X     No
    -----      -----

      As of August 1, 1997 there were 27,338,011 shares of the registrant's Common Stock, $.001 par value per share, outstanding.

================================================================================

                             CITRIX SYSTEMS, INC.

                                   Form 10-Q
                      For the Quarter Ended June 30, 1997


                                   CONTENTS


                                                                             Page Number
                                                                             -----------
PART I:   FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

               Condensed Consolidated Balance Sheets:
                         June 30, 1997 and December 31, 1996                        3
               Condensed Consolidated Statements of Operations:
                         Three Months and Six Months ended June 30, 1997
                         and 1996                                                   5
               Condensed Consolidated Statements of Cash Flows:
                         Six Months Ended June 30, 1997 and 1996                    6
               Notes to Condensed Consolidated Financial Statements                 7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                  9

PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings                                                          17

Item 4   Submission of Matters to a Vote of Security Holders                        17

Item 6.  Exhibits and Reports on Form 8-K                                           18

Signatures                                                                          19

Exhibit Index                                                                       20

Exhibit 11                                                                          21

Exhibit 27                                                                          22


                          PART I: FINANCIAL INFORMATION


ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              Citrix Systems, Inc.

                      Condensed Consolidated Balance Sheets
                                   (Unaudited)


                                                                                               June 30,           December 31,
                                                                                                 1997                 1996
                                                                                         ------------------------------------------
Assets
Current assets:
   Cash and cash equivalents                                                                $ 172,531,872        $  99,135,049
   Short-term investments                                                                      56,412,533           38,206,495
   Accounts receivable, net of allowances of $2,948,241 and
      $2,552,039 at June 30, 1997 and December 31, 1996,
      respectively                                                                              7,342,063            5,525,315
   Inventories                                                                                    822,282              696,336
   Prepaid expenses                                                                               990,767              765,818
   Current portion of deferred tax assets                                                       4,244,794            3,168,964
                                                                                         ------------------------------------------
Total current assets                                                                          242,344,311          147,497,977

Property and equipment, net                                                                     3,878,437            2,081,559
Long-term portion of deferred tax assets                                                       22,571,250                -
                                                                                         ------------------------------------------
                                                                                            $ 268,793,998        $ 149,579,536
                                                                                         ==========================================


Continued on following page.

                              Citrix Systems, Inc.

                                   (Unaudited)


                                                                                            June 30,            December 31,
                                                                                              1997                  1996
                                                                                     ---------------------------------------------
Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                                                      $      500,171             $755,908
   Accrued royalties and other accounts payable to stockholder                                2,074,374            1,524,126
   Other accrued expenses                                                                     5,585,704            3,283,197
   Deferred revenue                                                                           3,058,319            2,074,670
   Current-portion of deferred revenues on contract with stockholder                         15,000,000                -
   Current portion of capital lease obligations payable                                          41,301               82,434
   Income taxes payable                                                                      22,931,372                -
                                                                                     ---------------------------------------------
Total current liabilities                                                                    49,191,241            7,720,335

Long-term liabilities:
   Capital lease obligations payable                                                             -                     8,217
   Deferred revenues on contract with stockholder                                            57,875,000                -
                                                                                     ---------------------------------------------
Total long-term liabilities                                                                  57,875,000                8,217

Contingencies

Stockholders' equity:
   Preferred stock at $.01 par value--5,000,000 shares authorized, none issued
      and outstanding at June 30, 1997 and December 31, 1996                                     -                     -
   Common stock at $.001 par value--60,000,000 shares authorized; and 27,308,781 and 26,680,236 issued and outstanding at June 30, 1997 and
      December 31, 1996, respectively                                                            27,309               26,680
   Additional paid-in capital                                                               139,207,962          135,123,455
   Retained earnings                                                                         22,492,486            6,700,849
                                                                                     ---------------------------------------------
Total stockholders' equity                                                                  161,727,757          141,850,984
                                                                                     ---------------------------------------------
                                                                                           $268,793,998         $149,579,536
                                                                                     =============================================


See accompanying notes.

                              Citrix Systems, Inc.

                 Condensed Consolidated Statements of Operations

                                   (Unaudited)

                                                                 Three Months Ended                   Six Months Ended
                                                                      June 30,                            June 30,
                                                               1997              1996              1997              1996
                                                     ---------------------------------------------------------------------------
Revenues:
   Net revenues from unrelated parties                     $22,392,149     $  9,501,193        $43,912,754     $  17,272,856
   Net revenues attributable to a stockholder                2,125,000            -              2,125,000            -
                                                     ---------------------------------------------------------------------------
Net revenues                                                24,517,149         9,501,193        46,037,754        17,272,856

Cost of goods sold                                           2,290,551         1,233,582         4,484,381         2,213,525
                                                     ---------------------------------------------------------------------------
Gross margin                                                22,226,598         8,267,611        41,553,373        15,059,331

Operating expenses:
   Research and development                                  1,622,147           960,249         3,135,377         1,864,078
   Sales, marketing and support                              7,480,411         2,848,519        13,678,479         5,335,430
   General and administrative                                2,425,602           747,631         3,908,269         1,608,357
                                                     ---------------------------------------------------------------------------
Total operating expenses                                    11,528,160         4,556,399        20,722,125         8,807,865
                                                     ---------------------------------------------------------------------------
Income from operations                                      10,698,438         3,711,212        20,831,248         6,251,466

Interest income, net                                         2,268,568           911,798         3,843,184         1,473,123
                                                     ---------------------------------------------------------------------------
Income before income taxes                                  12,967,006         4,623,010        24,674,432         7,724,589

Income taxes                                                 4,668,121         1,006,023         8,882,795         1,254,169
                                                     ---------------------------------------------------------------------------
Net income                                                 $ 8,298,885       $ 3,616,987       $15,791,637       $ 6,470,420
                                                     ===========================================================================

Net income per share                                       $      0.29       $      0.14       $      0.55       $      0.25
                                                     ===========================================================================

Weighted average shares outstanding                         29,078,793        26,257,711        28,851,515        26,128,124
                                                     ===========================================================================

See accompanying notes.

                              Citrix Systems, Inc.

                 Condensed Consolidated Statements of Cash Flows

                                   (Unaudited)

                                                                                                     Six Months Ended
                                                                                                          June 30,
                                                                                                  1997                 1996
                                                                                         ------------------------------------------
Operating activities
Net income                                                                                  $   15,791,637    $       6,470,420
Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                                599,877              173,746
      Provision for doubtful accounts and product returns                                          396,201              397,692
      Tax benefit related to the exercise of non-statutory stock options and
        disqualified dispositions of incentive stock options                                     3,406,613            1,624,696
      Deferred tax assets                                                                      (23,647,080)               -
      Changes in operating assets and liabilities:
        Accounts receivable                                                                     (2,212,950)          (1,147,517)
        Inventories                                                                               (125,946)            (275,513)
        Prepaid expenses                                                                          (224,949)             (43,465)
        Other assets                                                                                 -                 (410,373)
        Interest on note receivable from officer                                                     -                   28,910
        Deferred revenue                                                                           983,649              279,007
        Deferred revenue on contract with stockholder                                           72,875,000                -
        Accounts payable                                                                          (255,737)            (192,313)
        Accrued royalties and other accounts payable to stockholder                                550,248              472,993
        Income taxes payable                                                                    22,931,372                4,787
        Other accrued expenses                                                                   2,302,508              977,378
                                                                                         ------------------------------------------
Net cash provided by operating activities                                                       93,370,443            8,342,448

Investing activities
Purchases of short-term investments                                                            (48,171,073)          (2,951,518)
Proceeds from sale of short-term investments                                                    29,965,035                -
Proceeds from note from officer                                                                      -                  100,000
Purchases of property and equipment                                                             (2,396,754)            (340,876)
                                                                                         ------------------------------------------
Net cash used in investing activities                                                          (20,602,792)          (3,192,394)

Financing activities
Net proceeds from issuance of common stock                                                         679,424           73,499,513
Repurchase of common stock previously issued                                                          (902)               -
Payments on capital lease obligations                                                              (49,350)             (72,703)
                                                                                         ------------------------------------------
Net cash provided by financing activities                                                          629,172           73,426,810
                                                                                         ------------------------------------------

Increase in cash and cash equivalents                                                           73,396,823           78,576,864
Cash and cash equivalents at beginning of period                                                99,135,049           43,471,491
                                                                                         ------------------------------------------
Cash and cash equivalents at end of period                                                    $172,531,872        $ 122,048,355
                                                                                         ==========================================

See accompanying notes.

                              Citrix Systems, Inc.

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)

                                  June 30, 1997


        1.     Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown are of a normal recurring nature and have been reflected in the unaudited condensed consolidated financial statements. The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or for any future period. The information included in these unaudited condensed consolidated financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and accompanying notes included in the Citrix Systems, Inc. (the Company) Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

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

        4.     Income Taxes

        The income taxes recorded in the three and six months ended June 30, 1997 and 1996 were computed based upon the Company's estimated annual effective tax rate for the fiscal years ended December 31, 1997 and 1996, giving effect in 1996 to the utilization of substantially all of the Company's income tax net operating loss carryforwards and tax credit carryforwards from prior periods.

        5.     Reclassifications

        Certain reclassifications have been made for consistent presentation.

        6.     Legal Matters

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

        7.     Recent Accounting Pronouncements

        In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the second quarter ended June 30, 1997 and 1996 of $0.02 and $0.01 per share, respectively. For the six months ended June 30, 1997 and 1996, the impact is expected to be an increase of $0.03 and $0.02 per share, respectively. The impact of Statement No. 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

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

      As a result of the Development Agreement (defined below), the Company will not offer product lines built on future versions of the Microsoft NT technology. Future WinFrame products based upon the NT v.3.51 kernel will continue to be offered under the terms of the Development Agreement. Provisions in the Development Agreement relating to the Company's ability to ship current and future products based upon the NT v.3.51 kernel expire on September 30, 2001. In June 1997, the Company announced a product (code-named "pICAsso") which, when combined with the Microsoft multi-user version of NT technology, will provide capabilities similar to those currently offered in the WinFrame product line. The Company plans to continue development enhancements to its pICAsso product and expects that this product, existing and future enhanced WinFrame products and the royalties derived under the terms of the Development Agreement will constitute a majority of its revenues for the foreseeable future. The Company anticipates that revenues from the WinView product will continue to decline over time as the Company's distribution channels and customer base transition to WinFrame products. Revenues from WinFrame and WinView products result primarily from license fees for "shrink wrapped" product sold to distributors and resellers. The Company also derives revenue from initial license fees and associated quarterly royalties from original equipment manufacturers ("OEMs"), non-recurring engineering fees and training, consulting and service revenue.

      Product revenues are recognized upon shipment only if no significant Company obligations remain and collection of the resulting receivable is deemed probable. The initial fee of $75 million relating to the Development Agreement is being recognized ratably over the term of the contract, which is five years. In the case of non-cancelable product licensing arrangements under which certain OEMs have software reproduction rights, initial recognition of revenue also requires delivery and customer acceptance of the product master or first copy. Subsequent recognition of revenues is based upon reported royalties from the OEMs as well as estimation of royalties due through the Company's reporting date. Product returns and sales allowances, including stock rotations, are estimated and provided for at the time of sale. Non-recurring engineering fees are recognized ratably as the work is performed. Revenues from training and consulting are recognized when the services are performed. Service revenues from customer maintenance fees for ongoing customer support and product updates are recognized ratably over the term of the contract, which is typically twelve months. Service revenues, which are immaterial when compared to net revenues, are included in net revenues on the face of the income statement.

      On May 9, 1997, the Company and Microsoft Corporation ("Microsoft") entered into a License, Development and Marketing Agreement (the "Development Agreement") which provides for the licensing to Microsoft of certain of the Company's multi-user software enhancements to Microsoft's Windows NT Server and for the cooperation between the parties for the development of future multi-user versions of Microsoft Windows NT Server, code-named Hydrix 4.x and Hydrix 5.x. The Development Agreement also provides for each party to develop its own enhancements or "plug-ins" to the jointly developed products which may provide access to the Hydrix base platform from a wide variety of computing devices, such as a Company developed plug-in that implements the ICA protocol on the new platform, code-named pICAsso. Pursuant to the terms of the Development Agreement, the Company received an aggregate of $75 million as a non-refundable royalty payment and for engineering and support services to be rendered by the Company. Under the terms of the Development Agreement, the Company will be eligible to receive royalty payments of up to an additional $100 million based on Microsoft's release and shipment of Hydrix 4.x and Hydrix 5.x products. In addition, Microsoft and the Company have agreed to engage in certain joint marketing efforts to promote use of Windows NT Server-based multi-user software and the Company's ICA protocol. Additionally, for a period of at least two and one-half years, Microsoft has agreed to endorse only the Company's ICA protocol as the preferred way to provide multi-user Windows access for devices other than Windows client devices. Further, subject to the terms of the Development Agreement, the Company shall be entitled to license versions of its WinFrame technology based on Windows NT v.3.51 until at least September 30, 2001.

The discussion below relating to the individual financial statement captions, the Company's overall financial performance, operations and financial position should be read in conjunction with the factors and events described in "Overview" and "Certain Factors Which May Affect Future Results" which, it is anticipated, will impact the Company's future performance and financial position.

Results of Operations

      The following table sets forth statement of operations data of the Company expressed as a percentage of net revenues and as a percentage of change from period-to-period for the periods indicated.


                                                                                                  Change from       Change from
                                                                                                  Three Months      Six Months
                                                     Three Months Ended      Six Months Ended         Ended            Ended
                                                          June 30,               June 30,         June 30, 1997    June 30, 1997
                                                    --------------------  ----------------------        vs.             vs.
                                                      1997       1996       1997         1996          1996            1996
                                                    ------------------------------------------------------------------------------
Net revenues.......................................  100.0%     100.0%     100.0%       100.0%        158.0%          166.5%
Cost of goods sold.................................    9.3       13.0        9.7         12.8          85.7           102.6
                                                     -----      -----      -----        -----         -----           -----
Gross margin.......................................   90.7       87.0       90.3         87.2         168.8           175.9
Operating expenses:
   Research and development........................    6.6       10.1        6.8         10.8          68.9            68.2
   Sales, marketing and support....................   30.6       30.0       29.7         30.9         162.6           156.4
   General and administrative......................    9.9        7.9        8.5          9.3         224.4           143.0
                                                     -----      -----      -----        -----         -----           -----
      Total operating expenses.....................   47.1       48.0       45.0         51.0         153.0           135.3
                                                     -----      -----      -----        -----         -----           -----
Income  from operations............................   43.6       39.0       45.3         36.2         188.3           233.2
Other income, net..................................    9.2        9.6        8.3          8.5         148.8           160.9
                                                     -----      -----      -----        -----         -----           -----
Income  before income taxes........................   52.8       48.6       53.6         44.7         180.5           219.4
Income taxes.......................................   19.0       10.6       19.3          7.3         364.0               *
                                                     -----      -----      -----        -----         -----           -----
Net income ........................................   33.8%      38.0%      34.3%        37.4%        129.4%          144.1%
                                                     =====      =====      =====        =====         =====           =====

*  Not meaningful.

      Net Revenues. Net revenues were approximately $24.5 million and $9.5 million for the three months ended June 30, 1997 and 1996, respectively, representing an increase of 158.0%. For the six months ended June 30, 1997 and 1996, net revenues were $46.0 million and $17.3 million, respectively, an increase of 166.5%. The increases in net revenues in the second quarter of 1997 compared to the second quarter of 1996 and the respective six month periods then ended were primarily attributable to an increase in volume of shipments of the Company's WinFrame products and, to a lesser extent, increased volume in licensing of OEM products as well as the initial recognition of revenue on the Development Agreement with Microsoft. The increases in net revenues in both periods were partially offset by a decline in the shipments of the Company's WinView products.

      WinFrame, OEM and Development Agreement revenues approximated 65.1%, 20.5% and 8.5% of revenues, respectively, in the three months ended June 30, 1997, and 65.8%, 23.9% and 4.5% of revenues, respectively, in the six months ended June 30, 1997. Both the Company's WinFrame and OEM revenues represent product license fees based upon the Company's multi-user NT-based technology. Additionally, in the second quarter of 1997, the Company initiated revenue recognition attributable to the initial fee under the terms of the Development Agreement with Microsoft.

      Cost of Goods Sold. Cost of goods sold consists primarily of the cost of royalties, product media and duplication, manuals, packaging materials and shipping expense. Cost of OEM revenues included in cost of goods sold primarily consists of cost of royalties, except where the OEM elects to purchase shrink wrapped products in which case such costs are as described above. All development costs incurred in connection with Hydrix will be expensed as incurred as a component of cost of goods sold. The costs incurred in the period ended June 30, 1997 relating to the Development Agreement were immaterial and are included in research and development expenses. Costs associated with non-recurring engineering fees are included in research and development expenses and are not separately identifiable. All development costs included in the research and development of software products and enhancements to existing products have been expensed as incurred. Consequently, there is no amortization of capitalized research and development costs included in cost of goods sold.

      Gross Margin. Gross margin increased from 87.0% in the second quarter of 1996 to 90.7% in the second quarter of 1997, and from 87.2% in the first half of 1996 to 90.3% in the first half of 1997. The increase in gross margin was primarily attributable to changes in product mix, representing changes in the mix of OEM revenues versus product sold to distributors and resellers, and different products within the WinFrame product line. Additionally, the Company recognized revenues related to Hydrix, for which the associated cost of sales were not material during the period ended June 30, 1997.

      Research and Development Expenses. Research and development expenses were approximately $1.6 million and $1.0 million for the three months ended June 30, 1997 and 1996, respectively, and $3.1 million and $1.9 million for the six months ended June 30, 1997 and 1996, respectively. The increases in research and development expenses for both periods resulted primarily from additional staffing, associated salaries and related expenses required to expand and enhance the Company's products.

      Sales, Marketing and Support Expenses. Sales, marketing and support expenses approximated $7.5 million and $2.8 million for the three months ended June 30, 1997 and 1996, respectively, and $13.7 million and $5.3 million for the six months ended June 30, 1997 and 1996, respectively. The increases in both periods resulted primarily from increases in promotional activities, such as advertising literature production and distribution, distributor programs and trade shows. Sales staff and associated salaries and related expenses as well as commissions also increased. The overall increases in these expenses were a result of the Company's efforts to expand its distribution channels.

      General and Administrative Expenses. General and administrative expenses were approximately $2.4 million and $750,000 for the three months ended June 30, 1997 and 1996, respectively, and $3.9 million and $1.6 million for the six months ended June 30, 1997 and 1996, respectively. The increases in general and administrative expenses for both periods are primarily due to increased legal fees as well as expenses associated with increased staff, associated salaries and related expenses necessary to support overall increases in the scope of the Company's operations. The increases in general and administrative expenses for both periods are also partially due to increases in the provision for doubtful accounts resulting from the higher credit risk associated with an increased level of accounts receivable attributable to each period's respective increase in sales.

       Interest Income, Net. Interest income, net, amounted to approximately $2.3 million and $900,000 for the three months ended June 30, 1997 and 1996, respectively, and $3.8 million and $1.5 million for the six months ended June 30, 1997 and 1996, respectively. The increases in both periods are primarily due to interest income generated from the net proceeds of the Company's second public offering completed in June 1996 as well as cash generated from operating activities. To the extent the Company is able to effectively invest its funds, including the initial license fee received in connection with the Development Agreement, in interest bearing securities and such funds are not alternatively utilized, interest income will increase.

      Income Taxes. The Company's effective tax rate amounted to 36% and 22% for the three months ended June 30, 1997 and 1996, respectively, and 36% and 16% for the six months ended June 30, 1997 and 1996, respectively. The increase in estimated effective annual tax rate is primarily due to the Company's increased profitability and lack of net operating loss carryforwards to offset taxable income in the current year. Such net operating loss carryforwards were included in the computation of the effective tax rate utilized in 1996.

Liquidity and Capital Resources

      During the six months ended June 30, 1997, the Company generated positive operating cash flows primarily from the receipt of an initial license fee of $75 million related to the Development Agreement. The revenues from this Development Agreement are being recognized ratably over the contract period of five years, which caused a substantial increase in deferred revenues relating to the Development Agreement. Additionally, the Company increased profitability during the same period. Also during the period, the Company recorded additional income taxes payable, along with a corresponding increase in deferred tax assets, which were both caused primarily by the initial fee received under the terms of the Development Agreement. The Company also recognized tax benefits from the exercise of non-statutory stock options and disqualifying dispositions of incentive stock options of approximately $3.4 million. Positive operating cash flows in the six months ended June 30, 1996, were primarily due to increased profitability during that period.

      The Company purchased and sold short-term investments for approximately $48.2 million and $30.0 million, respectively, during the six months ended June 30, 1997. Additionally, the Company expended approximately $2.4 million in the same period for the purchase of leasehold improvements and equipment. These capital expenditures were primarily associated with the Company's relocation and expansion in its new facilities.

      The Company currently plans on occupying an additional 24,000 square feet in the facility into which it recently relocated and anticipates that it will occupy approximately 30,000 square feet in a nearby facility as well as approximately 10,000 square feet for remote engineering and administrative support centers.

      At June 30, 1997, the Company had approximately $172.5 million in cash and cash equivalents, $56.4 million in short-term investments and $193.2 million of working capital. The Company's cash and cash equivalents and short-term investments are invested in investment grade, interest bearing securities to minimize interest rate risk and allow for flexibility in the event of immediate cash needs. On such date, the Company had approximately $7.3 million in accounts receivable, net of allowances, and $75.9 million of deferred revenues, of which the Company anticipates $18.0 million will be earned over the next twelve months.

      The Company believes existing cash and cash equivalents and short-term investments will be sufficient to meet operating and capital expenditures requirements for at least the next twelve months.

      The Company has not paid, and does not intend to pay in the foreseeable future, cash dividends on its common stock.

Certain Factors Which May Affect Future Results

      The Company does not provide financial performance forecasts. The Company's operating results and financial condition have varied in the past and may in the future vary significantly depending on a number of factors. Except for the historical information contained herein, the matters contained in this report include forward-looking statements that involve risks and uncertainties. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report and presented elsewhere by management from time to time. Such factors, among others, may have a material adverse effect upon the Company's business, results of operations and financial condition.

      Reliance Upon Strategic Relationship with Microsoft. Microsoft is the leading provider of desktop operating systems. The Company is dependent upon the license of certain key technology from Microsoft, including certain source and object code licenses, technical support and other materials. The Company is also dependent on its strategic alliance agreement with Microsoft which provides for cooperation in the development of technologies for advanced operating systems, and the promotion of advanced Windows application program interfaces. On May 9, 1997, the Company and Microsoft entered into a License, Development and Marketing Agreement (the "Development Agreement") which provides for the licensing to Microsoft of certain of the Company's multi-user software enhancements to Microsoft's Windows NT Server and for the cooperation between the parties for the development of future multi-user versions of Microsoft Windows NT Server, code-named Hydrix 4.x and Hydrix 5.x. The Development Agreement also provides for each party to develop its own enhancements or "plug-ins" to the jointly developed products which may provide access to the Hydrix base platform from a wide variety of computing devices, such as a Company developed plug-in that implements the Independent Computing Architecture (ICA/R/) protocol on the new platform. Pursuant to the terms of the Development Agreement, the Company received an aggregate of $75 million as a non-refundable royalty payment and for engineering and support services to be rendered by the Company. Under the terms of the Development Agreement, the Company will be eligible to receive royalty payments of up to an additional $100 million based on Microsoft's release and shipment of Hydrix 4.x and Hydrix 5.x products. In addition, Microsoft and the Company have agreed to engage in certain joint marketing efforts to promote use of Windows NT Server-based multi-user software and the Company's ICA protocol. Additionally, for a period of at least two and one-half years, Microsoft has agreed to endorse only the Company's ICA protocol as the preferred way to provide multi-user Windows access for devices other than Windows client devices. Further, subject to the terms of the Development Agreement, the Company shall be entitled to license versions of its WinFrame technology based on Windows NT v.3.51 until at least September 30, 2001.

      The Company's relationship with Microsoft is subject to certain risks and uncertainties. First, the Hydrix-based platforms will allow Microsoft to create plug-in products that could become competitive with at least some of the Company's current WinFrame products and future Hydrix-related plug-in product offerings. Second, as stated above, Microsoft has agreed to endorse only the Company's ICA protocol as the preferred method to provide multi-user Windows access for devices other than Windows clients for a period of two and one-half years. After the two and one-half year period expires, it is possible that Microsoft will market or endorse other methods to provide non-Windows client devices multi-user Windows access. Finally, the

Company's royalties pursuant to the Development Agreement rely significantly on Microsoft's ability to market the Hydrix 4.x and 5.x products. Microsoft's distributors and resellers are not within the control of the Company and, to the Company's knowledge, are not obligated to purchase products from Microsoft. Additionally, the Company may hire additional development, marketing and support staff to the extent they are needed in order to fulfill the Company's responsibilities under the terms of the Development Agreement. Further, if Microsoft (1) develops competitive plug-in products, (2) endorses in the future other methods to provide non-Windows client devices multi-user Windows access or
(3) is unable to successfully market the Hydrix-based products, the Company's business, results of operations and financial condition could be adversely affected.

      Dependence Upon Broad-Based Acceptance of ICA Protocol. The Company believes that its success in the markets in which it competes will depend upon its ability to make its ICA protocol an emerging standard for supporting distributed Windows applications, thereby creating demand for its server products.

      Dependence Upon Strategic Relationships. In addition to its relationship with Microsoft, the Company has relationships with a number of strategic partners. The Company is dependent on its strategic partners to successfully incorporate the Company's technology into their products and to successfully market and sell such products.

      Competition. The markets in which the Company competes are intensely competitive. Most of the competitors and potential competitors, including Microsoft, have significantly greater financial, technical, sales and marketing and other resources than the Company. The Company and Microsoft have agreed to work together to develop Hydrix 4.x and Hydrix 5.x, a Microsoft Windows NT-based product providing multi-user capability. The resulting Hydrix base platform will allow Microsoft to create plug-in products that could become competitive with at least some of the Company's current WinFrame products and future Hydrix-related plug-in product offerings. To the extent Microsoft or another competitor or potential competitor releases such competitive products, the Company's net revenues, cash flows from operating activities and financial condition may be adversely impacted.

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

      Product Concentration. The Company anticipates that its recently announced product, code-named pICAsso, existing and future enhanced WinFrame products and the royalties derived under the terms of the Development Agreement will constitute a majority of its revenues for the foreseeable future. The Company's ability to generate revenue from its pICAsso product will be highly dependent on market acceptance of Hydrix 4.x and Hydrix 5.x products, with which pICAsso is intended to be combined to provide capabilities similar to those currently offered in the WinFrame product line. The Company may experience declines in demand for products based on WinFrame technology, whether as a result of new competitive product releases, price competition, lack of success of its strategic partners, technological change or other factors. Additionally, the Company anticipates that WinView revenues will continue to decline as a percentage of the Company's net revenues in future periods.

      Management of Growth and Anticipated Operating Expenses. The Company has recently experienced rapid growth in the scope of its operations, the number of its employees, and the geographic area of its operations. To manage its growth effectively, the Company will be required to continue to implement additional management and financial systems and controls, and to expand, train and manage its employee base. Additionally, the Company expects that its requirements for office facilities and equipment will grow as staffing requirements dictate. The Company plans to increase its professional staff during the current year as sales, marketing and support and product development efforts as well as associated administrative systems are implemented to support planned growth. As a result of this planned growth in staff, the Company believes that additional facilities will be required during the current year. The Company currently plans on occupying an additional 24,000 square feet in the facility into which it recently relocated and anticipates that it will occupy approximately 30,000 square feet in a nearby facility as well as approximately 10,000 square feet for remote engineering and administrative support centers. Although the Company believes that the cost of expanding in such additional facilities will not significantly impact its financial position or results of operations, the Company anticipates that operating expenses will increase during the current year as a result of its planned growth in staff and that such increase may reduce its income from operations and cash flows from operating activities in the current year.

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

      New Products and Technological Change. The markets for the Company's products are relatively new and are characterized by rapid technological change, evolving industry standards, changes in end-user requirements and frequent new product introductions and enhancements, including enhancements to certain key technology licensed from Microsoft. The Company believes it will incur additional costs and royalties associated with the development, licensing, or acquisition of new technologies, enhancements to existing products which will increase the Company's cost of goods sold and operating expenses. The Company cannot currently quantify such increase. The Company may use a substantial portion of its cash and cash equivalents and short-term investments to fund these additional costs, in which case, the Company's interest income will decrease. Additionally, the Company and others may announce new products, capabilities or technologies that could replace or shorten the life cycle of the Company's existing product offerings. These market characteristics will require the Company to continuously enhance its current products and develop and introduce new products to keep pace with technological developments and respond to evolving end-user requirements. The Company may hire additional development staff to the extent they are needed in order to fulfill the Company's responsibilities under the terms of the Development Agreement. To the extent the Company is unable to add additional staff and resources in its development efforts, future enhancement and additional features to its existing or future products may be delayed, which may have a material adverse effect on the Company's revenues, operating results and financial condition. Further, additional general and administrative expenses may be incurred in order to support the overall increases in the scope of the Company's operations as a result of the Development Agreement. However, the Company cannot currently quantify the impact, if any, on these expenses.

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

      Growth Rate. The Company's revenue growth rate in the current year may not approach the level attained in 1996, which was high, due primarily to the introduction of WinFrame in late 1995. However, to the extent the Company's revenue growth continues, the Company believes that its cost of goods sold and certain operating expenses will increase in the current year. Due to the fixed nature of a significant portion of operating expenses, together with the possibility of slower revenue growth, the Company's income from operations and cash flows from operating and investing activities may decrease in the current year.

      Liquidity and Capital Resources. The initial fee payment received in connection with the Development Agreement (see discussion in "Overview") has added substantially to the Company's cash and short-term investments. There can be no assurance that the Company will be able to immediately find effective uses for these funds, in which case the funds will remain invested in interest-bearing securities. The initial payments, as described above, will add substantially to the balances of the Company's cash and short-term investments and have a positive impact on cash flows from operating activities and financial condition, to the extent that such funds are not alternatively utilized.

      Fluctuations in Quarterly Operating Results. The Company's quarterly operating results have in the past varied and may in the future vary significantly depending on factors such as the success of the Company's WinFrame products, the size, timing and recognition of revenue from significant orders, increased competition, the proportion of revenues derived from distributors, OEMs and other channels, changes in the Company's pricing policies or those of its competitors, the financial stability of major customers, new product introductions or enhancements by competitors and partners, delays in the introduction of products or product enhancements by the Company or by competitors and partners, customer order deferrals in anticipation of upgrades and new products, market acceptance of new products, the timing and nature of sales and marketing expenses (such as trade shows and other promotions), other changes in operating expenses, personnel changes (including the addition of personnel), foreign currency exchange rates and general economic conditions. The Company operates with little order backlog because its software products typically are shipped shortly after orders are received. In addition, like many systems level software companies, the Company has often recognized a substantial portion of its revenues in the last month of a quarter with these revenues frequently concentrated in the last weeks or days of the quarter. As a result, the product revenues in any quarter are substantially dependent on orders booked and shipped in that quarter, and revenues for any future quarter are not predictable with any degree of certainty. Any significant deferral of purchases of the Company's products could have a material adverse effect on the Company's business, results of operations and financial condition in any particular quarter, and to the extent significant sales occur earlier than expected, operating results for subsequent quarters may be adversely affected. Royalty and license revenues are impacted by fluctuations in OEM licensing activity and certain end user licensing and deployment activity from quarter to quarter because initial license fees generally are recognized upon customer acceptance and continuing royalty and subsequent ongoing license revenues are recognized when the amount of such licensing activity can be reasonably determined. The Company's expense levels are based, in part, on its expectations as to future orders and sales, and the Company may be unable to adjust spending in a timely manner to compensate for any sales shortfall. If sales are below expectations, operating results are likely to be adversely affected. Net income may be disproportionately affected by a reduction in sales because a significant portion of the Company's expenses do not vary with revenues. The Company may also choose to reduce prices or increase spending in response to competition or to pursue new market opportunities. In particular, if new competitors, technological advances by existing competitors or other competitive factors require the Company to invest significantly greater resources in research and development efforts, the Company's operating margins in the future may be adversely affected.

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

Item 4.        Submission of Matters to a Vote of Security Holders

                        At the Company's annual meeting of stockholders held May
               15, 1997 (the "1997 Annual Meeting"), the Company's stockholders took the following action:

                        The Company's stockholders elected Edward E. Iacobucci
               and Gregory B. Maffei as Class II directors, each to serve for a three-year term expiring at the Company's annual meeting of stockholders in the year 2000 or until his successor has been duly elected and qualified or until his earlier resignation or removal. Election of the directors was determined by a plurality of the votes cast at the 1997 Annual Meeting. With respect to such matter, the votes were cast as follows: 16,767,925 shares voted for the election of Mr. Iacobucci and 16,692,495 shares voted for the election of Mr. Maffei, and 35,350 shares were withheld from the election of Mr. Iacobucci and 110,780 shares were withheld from the election of Mr. Maffei. No other persons were nominated, or received votes, for election as directors of the Company at the 1997 Annual Meeting. The other directors of the Company whose term of office continued after the annual meeting were:
           Kevin R. Compton, Stephen R. Dow, Roger W. Roberts, Tyrone F. Pike and Robert N. Goldman.

Item 6.    Exhibits and Reports on Form 8-K

          (a)  Exhibits
               The exhibits which are filed with the report as set forth on the
               Exhibit Index appearing on Page 19 of this report and are incorporated herein by this reference.

          (b)  Reports on Form 8-K
               May 9, 1997. Item 5 - Other Events, to disclose the consummation of the License, Development and Marketing Agreement between the Company and Microsoft Corporation.

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   CITRIX SYSTEMS, INC.



                                   ---------------------------------------
                                   Roger W. Roberts
                                   President, Chief Executive Officer
                                      and Secretary
                                   (Principal Executive Officer)





                                   ---------------------------------------
                                   James J. Felcyn, Jr.
                                   Vice-President of Finance and
                                   Administration and Chief Financial Officer
                                   (Principal Financial Officer)





                                   ---------------------------------------
                                   Marc-Andre Boisseau
                                   Controller
                                   (Principal Accounting Officer)

                                 Exhibit Index




                                                                     Page Number
                                                                     -----------

      11      Computation of Earnings Per Share                           21

      27      Financial Data Schedule                                     22