Form 10-Q
period 1997-09-30
CITRIX SYSTEMS INC
filed 1997-11-14
CIK 877890

================================================================================
                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

               For the quarterly period ended September 30, 1997

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

                                Not Applicable
       ----------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year if Changed Since Last Report.

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  x   No
    ---     ---

  As of November 3, 1997 there were 27,576,126 shares of the registrant's Common Stock, $.001 par value per share, outstanding.



                          Total Number of Pages:  22
================================================================================

                             CITRIX SYSTEMS, INC.

                                   Form 10-Q
                   For the Quarter Ended September 30, 1997


                                   CONTENTS


                                                                          Page Number
                                                                          -----------
PART I:   FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements (Unaudited)

                Condensed Consolidated Balance Sheets:
                        September 30, 1997 and December 31, 1996               3
                Condensed Consolidated Statements of Operations:
                        Three Months and Nine Months ended
                        September 30, 1997 and 1996                            5
                Condensed Consolidated Statements of Cash Flows:
                        Nine Months Ended September 30, 1997 and 1996          6
                Notes to Condensed Consolidated Financial Statements           7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                            9

PART II:  OTHER INFORMATION

Item 1.   Legal Proceedings                                                   17

Item 2    Changes in Securities and Use of Proceeds                           17

Item 6.   Exhibits and Reports on Form 8-K                                    18

Signatures                                                                    19

Exhibit Index                                                                 20

Exhibit 11                                                                    21

Exhibit 27                                                                    22

                         PART I: FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             Citrix Systems, Inc.

                     Condensed Consolidated Balance Sheets
                                  (Unaudited)

                                                                           September 30,  December 31,
                                                                               1997           1996
                                                                         ------------------------------
Assets
Current assets:
 Cash and cash equivalents                                                $149,054,531     $ 99,135,049
 Short-term investments                                                     71,814,436       38,206,495
 Accounts receivable, net of allowances of $6,729,811 and
  $2,552,039 at September 30, 1997 and December 31, 1996,
  respectively                                                               8,560,992        5,525,315
 Inventories                                                                 1,357,867          696,336
 Prepaid expenses                                                            1,054,740          765,818
 Current portion of deferred tax assets                                     10,213,184        3,168,964
                                                                         ------------------------------
Total current assets                                                       242,055,750      147,497,977

Property and equipment, net                                                  4,533,883        2,081,559
Long-term portion of deferred tax assets                                    18,261,113                -
                                                                         ------------------------------
                                                                          $264,850,746     $149,579,536
                                                                         ==============================

Continued on following page.

                             Citrix Systems, Inc.

                                  (Unaudited)



                                                                        September 30,  December 31,
                                                                            1997           1996
                                                                      -----------------------------
Liabilities and stockholders' equity
Current liabilities:
 Accounts payable                                                     $    580,065     $    755,908
 Accrued royalties and other accounts payable to stockholder             2,833,603        1,524,126
 Other accrued expenses                                                  7,900,864        3,283,197
 Deferred revenue                                                        2,937,763        2,074,670
 Current-portion of deferred revenues on contract with stockholder      15,000,000                -
 Current portion of capital lease obligations payable                       15,361           82,434
 Income taxes payable                                                    6,520,870                -
                                                                      -----------------------------
Total current liabilities                                               35,788,526        7,720,335

Long-term liabilities:
 Capital lease obligations payable                                               -            8,217
 Deferred revenues on contract with stockholder                         54,125,000                -
                                                                      -----------------------------
Total long-term liabilities                                             54,125,000            8,217

Stockholders' equity:
 Preferred stock at $.01 par value--5,000,000 shares
  authorized, none issued and outstanding at
  September 30, 1997 and December 31, 1996                                       -                -
 Common stock at $.001 par value--60,000,000 shares
  authorized; and 27,354,977 and 26,680,236 issued
  and outstanding at September 30, 1997 and
  December 31, 1996, respectively                                           27,355           26,680
 Additional paid-in capital                                            139,344,051      135,123,455
 Retained earnings                                                      35,565,814        6,700,849
                                                                      -----------------------------
Total stockholders' equity                                             174,937,220      141,850,984
                                                                      -----------------------------
                                                                      $264,850,746     $149,579,536
                                                                      =============================

See accompanying notes.

                              Citrix Systems, Inc.

                Condensed Consolidated Statements of Operations

                                  (Unaudited)

                                                          Three Months Ended          Nine Months Ended
                                                            September 30,               September 30,
                                                          1997          1996          1997          1996
                                                    --------------------------------------------------------
Revenues:
 Net revenues from unrelated parties                   $31,191,160   $11,685,801   $75,103,914   $28,958,658
 Net revenues attributable to a stockholder              3,750,000        -          5,875,000        -
                                                    --------------------------------------------------------
Net revenues                                            34,941,160    11,685,801    80,978,914    28,958,658

Cost of goods sold                                       3,441,412     1,240,597     7,925,792     3,454,252
                                                    --------------------------------------------------------
Gross margin                                            31,499,748    10,445,204    73,053,122    25,504,406

Operating expenses:
 Research and development                                1,656,414       904,168     4,791,791     2,768,253
 Sales, marketing and support                            9,515,451     3,698,135    23,193,930     9,033,432
 General and administrative                              3,035,646     1,095,097     6,943,914     2,703,455
                                                    --------------------------------------------------------
Total operating expenses                                14,207,511     5,697,400    34,929,635    14,505,140
                                                    --------------------------------------------------------
Income from operations                                  17,292,237     4,747,804    38,123,487    10,999,266

Interest income, net                                     3,134,839     1,556,158     6,978,021     3,029,284
                                                    --------------------------------------------------------
Income before income taxes                              20,427,076     6,303,962    45,101,508    14,028,550

Income taxes                                             7,353,748       990,004    16,236,543     2,244,173
                                                    --------------------------------------------------------
Net income                                             $13,073,328   $ 5,313,958   $28,864,965   $11,784,377
                                                    ========================================================

Net income per share                                   $      0.44   $      0.19   $      0.99   $      0.44
                                                    ========================================================

Weighted average shares outstanding                     29,398,351    28,337,303    29,112,191    26,969,901
                                                    ========================================================

See accompanying notes.

                              Citrix Systems, Inc.

                Condensed Consolidated Statements of Cash Flows

                                  (Unaudited)

                                                                                        Nine Months Ended
                                                                                           September 30,
                                                                                        1997           1996
                                                                                   ----------------------------
Operating activities
Net income                                                                          $ 28,864,965   $ 11,784,377
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                                        1,012,578        217,538
  Provision for doubtful accounts and product returns                                  4,177,772        914,573
  Tax benefit related to the exercise of non-statutory stock options and
   disqualified dispositions of incentive stock options                                3,406,613      3,509,763
  Deferred tax assets                                                                (25,305,333)      (841,565)
  Changes in operating assets and liabilities:
   Accounts receivable                                                                (7,213,449)    (4,446,636)
   Inventories                                                                          (661,531)      (401,092)
   Prepaid expenses                                                                     (288,922)        11,342
   Other assets                                                                            -         (1,047,335)
   Interest on note receivable from officer                                                -             28,910
   Deferred revenue                                                                      863,093        594,772
   Deferred revenue on contract with stockholder                                      69,125,000          -
   Accounts payable                                                                     (175,842)       180,686
   Accrued royalties and other accounts payable to stockholder                         1,309,477        700,419
   Income taxes payable                                                                6,520,870        (93,100)
   Other accrued expenses                                                              4,617,665      1,015,643
                                                                                   ----------------------------
Net cash provided by operating activities                                             86,252,956     12,128,295

Investing activities
Purchases of short-term investments                                                  (71,775,345)   (31,008,459)
Proceeds from sale of short-term investments                                          38,167,404          -
Proceeds from note from officer                                                            -            100,000
Purchases of property and equipment                                                   (3,464,901)      (566,318)
                                                                                   ----------------------------
Net cash used in investing activities                                                (37,072,842)   (31,474,777)

Financing activities
Net proceeds from issuance of common stock                                               815,560     73,546,593
Repurchase of common stock  previously issued                                               (902)         -
Payments on capital lease obligations                                                    (75,290)      (102,673)
                                                                                   ----------------------------
Net cash provided by financing activities                                                739,368     73,443,920
                                                                                   ----------------------------

Increase in cash and cash equivalents                                                 49,919,482     54,097,438
Cash and cash equivalents at beginning of period                                      99,135,049     43,471,491
                                                                                    ----------------------------
Cash and cash equivalents at end of period                                          $149,054,531   $ 97,568,929
                                                                                    ============================

See accompanying notes.

                              Citrix Systems, Inc.

              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)
                               September 30, 1997


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

   4.  Income Taxes

   The income taxes recorded in the three and nine months ended September 30, 1997 and 1996 were computed based upon the Company's estimated annual effective tax rate for the fiscal years ended December 31, 1997 and 1996, giving effect in 1996 to the utilization of substantially all of the Company's income tax net operating loss carryforwards and tax credit carryforwards from prior periods.

   5.  Reclassifications

   Certain reclassifications have been made for consistent presentation.

   6.  Legal Matters

   In March and April 1997, three different class action lawsuits were filed against the Company and certain of its directors and officers. In their complaints, the plaintiffs assert that the Company and certain of its directors and officers misrepresented the Company's strategic relationship with a shareholder. On August 29, 1997 and November 7, 1997, orders were entered by the court dismissing the above lawsuits without prejudice and without the payment by the Company or any defendant of any money or other consideration.

   7.  Recent Accounting Pronouncements

   In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the third quarter ended September 30, 1997 and 1996 of $0.04 and $0.01 per share, respectively. For the nine months ended September 30, 1997 and 1996, the impact is expected to be an increase of $0.07 and $0.04 per share, respectively. The impact of Statement No. 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

   The Accounting Standards Executive Committee (AcSEC) recently issued Statement of Position (SOP) 97-2, Software Revenue Recognition, which is effective for transactions entered into in fiscal years beginning after December 15, 1997. SOP 97-2 introduces a new framework whereby revenue would be recognized for each such element in a software licensing arrangement when certain criteria are met. The SOP also requires license fees to be allocated to the separate elements of multiple element arrangements based on "vendor-specific objective evidence of fair value" and provides guidance on postcontract customer support arrangements. Management does not believe implementation of the SOP will adversely affect the Company's operating results or financial condition.

   8.  Subsequent Event

   On October 2, 1997, the Company completed its acquisition of certain of the assets, technology and operations of DataPac Australasia Pty Limited for approximately $5.0 million. In the fourth quarter of 1997, a non-recurring pre-tax charge of approximately $4.0 million will be recognized for in-process research and development of technology related to this acquisition.

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

  As a result of the Development Agreement (defined below), the Company will not offer product lines built on future versions of the Microsoft NT technology. Future WinFrame products based upon the Windows NT v.3.51 kernel will continue to be offered under the terms of the Development Agreement until September 30, 2001. In June 1997, the Company announced a product (code-named "pICAsso") which, when combined with the Microsoft multi-user version of Windows NT technology, will provide capabilities similar to those currently offered in the WinFrame product line. The Company plans to continue developing enhancements to its pICAsso product and expects that this product, existing and future enhanced WinFrame products and the royalties derived under the terms of the Development Agreement will constitute a majority of its revenues for the foreseeable future. The Company anticipates that revenues from the WinView product will continue to decline over time as the Company's distribution channels and customer base transition to WinFrame products. Revenues from WinFrame and WinView products result primarily from license fees for "shrink wrapped" product sold to distributors and resellers. The Company also derives revenue from initial license fees and associated quarterly royalties from original equipment manufacturers ("OEMs"), non-recurring engineering fees and training, consulting and service revenue.

  Product revenues are recognized upon shipment only if no significant Company obligations remain and collection of the resulting receivable is deemed probable. The initial fee of $75 million relating to the Development Agreement is being recognized ratably over the term of the contract, which is five years. In the case of non-cancelable product licensing arrangements under which certain OEMs have software reproduction rights, initial recognition of revenue also requires delivery and customer acceptance of the product master or first copy. Subsequent recognition of revenues is based upon reported royalties from the OEMs as well as estimates of royalties due through the Company's reporting date. Product returns and sales allowances, including stock rotations, are estimated and provided for at the time of sale. Non-recurring engineering fees are recognized ratably as the work is performed. Revenues from training and consulting are recognized when the services are performed. Service revenues from customer maintenance fees for ongoing customer support and product updates are recognized ratably over the term of the contract, which is typically twelve months. Service revenues, which are immaterial when compared to net revenues, are included in net revenues on the face of the income statement.

  On May 9, 1997, the Company and Microsoft Corporation ("Microsoft") entered into a License, Development and Marketing Agreement (the "Development Agreement") which provides for the licensing to Microsoft of certain of the Company's multi-user software enhancements to Microsoft's Windows NT Server and for the cooperation between the parties for the development of future multi-user versions of Microsoft Windows NT Server, code-named Hydrix 4.x and Hydrix 5.x. The Development Agreement also provides for each party to develop its own enhancements or "plug-ins" to the jointly developed products which may provide access to the Development Agreement base platform from a wide variety of computing devices, such as a Company developed plug-in that implements the ICA protocol on the new platform, code-named pICAsso. Pursuant to the terms of the Development Agreement, in May 1997, the Company received an aggregate of $75 million as a non-refundable royalty payment and for engineering and support services to be rendered by the Company. Under the terms of the Development Agreement, the Company will be eligible to receive royalty payments of up to an additional $100 million based on Microsoft's release and shipment of Hydrix 4.x and Hydrix 5.x products. In addition, Microsoft and the Company have agreed to engage in certain joint marketing efforts to promote use of Windows NT Server-based multi-user software and the Company's ICA protocol. Additionally, for a period of at least two and one-half years, Microsoft has agreed to endorse only the Company's ICA protocol as the preferred way to provide multi-user Windows access for devices other than Windows client devices. Further, subject to the terms of the Development Agreement, the Company shall be entitled to license versions of its WinFrame technology based on Windows NT v.3.51 until at least September 30, 2001.

  On October 2, 1997, the Company completed its acquisition of certain of the assets, technology and operations of DataPac Australasia Pty Limited for approximately $5.0 million. This acquisition significantly increases the Company's number of employees in the Asia Pacific region to support the Company's efforts to enhance its international distribution capabilities. A non-recurring pre-tax charge to its operations of approximately $4.0 million will be recognized in the fourth quarter of 1997 for in-process research and development related to the acquisition.

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

                                                                                             Change from           Change from
                                                                                             Three Months          Nine Months
                                                Three Months Ended    Nine Months Ended         Ended                 Ended
                                                  September 30,         September 30,        September 30,         September 30,
                                               --------------------  -------------------        1997 vs.              1997 vs.
                                                 1997       1996       1997       1996            1996                  1996
                                               ----------------------------------------------------------------------------------
Net revenues.................................   100.0%     100.0%     100.0%    100.0%           199.0%                179.6%
Cost of goods sold...........................     9.9       10.6        9.8      11.9            177.4                 129.5
                                                  ---       ----        ---      ----            -----                 -----
Gross margin.................................    90.1       89.4       90.2      88.1            201.6                 186.4
Operating expenses:
 Research and development....................     4.7        7.7        5.9       9.6             83.2                  73.1
 Sales, marketing and support................    27.2       31.6       28.6      31.2            157.3                 156.8
 General and administrative..................     8.7        9.4        8.6       9.3            177.2                 156.9
                                                  ---        ---        ---       ---            -----                 -----
  Total operating expenses...................    40.6       48.7       43.1      50.1            149.4                 140.8
                                                 ----       ----       ----      ----            -----                 -----
Income  from operations......................    49.5       40.7       47.1      38.0            264.2                 246.6
Interest income, net.........................     9.0       13.3        8.6      10.5            101.4                 130.4
                                                  ---       ----        ---      ----            -----                 -----
Income  before income taxes..................    58.5       54.0       55.7      48.5            224.0                 221.5
Income taxes.................................    21.1        8.5       20.0       7.7              *                     *
                                                 ----        ---       ----       ---              -                     -
Net income...................................    37.4%      45.5%      35.7%     40.8%           146.0%                144.9%
                                                 =====      =====      =====     =====            =====                 =====

*  Not meaningful.

  Net Revenues. Net revenues were approximately $34.9 million and $11.7 million for the three months ended September 30, 1997 and 1996, respectively, representing an increase of 199.0%. For the nine months ended September 30, 1997 and 1996, net revenues were $81.0 million and $29.0 million, respectively, representing an increase of 179.6%. The increases in net revenues in the third quarter of 1997 compared to the third quarter of 1996 and the respective nine month periods then ended were primarily attributable to an increase in volume of shipments of the Company's WinFrame products and, to a lesser extent, increased volume in licensing of OEM products as well as the initial recognition of revenue on the Development Agreement with Microsoft. Additionally, during the third quarter of 1997, the Company introduced an upgrade to its existing WinFrame product (version 1.7). The increases in net revenues in both periods were partially offset by an increase in the allowance for product returns, which primarily reflects an allowance for stock rotation of the previous version of WinFrame and, by a lesser extent, the increases in net revenues in both periods were partially offset by a decline in the shipments of the Company's WinView products.

  WinFrame, OEM and Development Agreement revenues approximated 69.5%, 16.4% and 9.8% of revenues, respectively, in the three months ended September 30, 1997, and 67.5%, 20.5% and 6.9% of revenues, respectively, in the nine months ended September 30, 1997. Both the Company's WinFrame and OEM revenues represent product license fees based upon the Company's multi-user NT-based technology.

  Cost of Goods Sold. Cost of goods sold consists primarily of the cost of royalties, product media and duplication, manuals, packaging materials and shipping expense. Cost of OEM revenues included in cost of goods sold primarily consists of cost of royalties, except where the OEM elects to purchase shrink wrapped products in which case such costs are as described above. All development costs incurred in connection with the Development Agreement are expensed as incurred as a component of cost of goods sold. Costs associated with non-recurring engineering fees are included in research and development expenses and are not separately identifiable. All development costs included in the research and development of software products and enhancements to existing products have been expensed as incurred. Consequently, there is no amortization of capitalized research and development costs included in cost of goods sold.

  Gross Margin. Gross margin increased from 89.4% in the third quarter of 1996 to 90.1% in the third quarter of 1997, and from 88.1% in the first nine months of 1996 to 90.2% in the first nine months of 1997. The increase in gross margin was primarily attributable to changes in product mix, representing changes in the mix of OEM revenues versus product sold to distributors and resellers, and different products within the WinFrame product line.

  Research and Development Expenses. Research and development expenses were approximately $1.7 million and $900,000 for the three months ended September 30, 1997 and 1996, respectively, and $4.8 million and $2.8 million for the nine months ended September 30, 1997 and 1996, respectively. The increases in research and development expenses for both periods resulted primarily from additional staffing, associated salaries and related expenses required to expand and enhance the Company's product lines. These increases were partially offset by the allocation of certain research and development expenses to cost of sales for the portion of these expenses associated with the Development Agreement revenues.

  Sales, Marketing and Support Expenses. Sales, marketing and support expenses approximated $9.5 million and $3.7 million for the three months ended September 30, 1997 and 1996, respectively, and $23.2 million and $9.0 million for the nine months ended September 30, 1997 and 1996, respectively. The increases in both periods resulted primarily from increases in promotional activities, such as distributor programs, advertising literature production and distribution and trade shows. Sales, marketing and support staff and associated salaries, commissions and related expenses also increased. The overall increases in these expenses were a result of the Company's efforts to expand its distribution channels.

  General and Administrative Expenses. General and administrative expenses were approximately $3.0 million and $1.1 million for the three months ended September 30, 1997 and 1996, respectively, and $6.9 million and $2.7 million for the nine months ended September 30, 1997 and 1996, respectively. The increases in general and administrative expenses for both periods are primarily due to increased legal fees as well as expenses associated with increased staff, associated salaries and related expenses necessary to support overall increases in the scope of the Company's operations. The increases in general and administrative expenses for both periods are also partially due to increases in the provision for doubtful accounts resulting from the higher credit risk associated with an increased level of accounts receivable attributable to each period's respective increase in sales.

   Interest Income, Net. Interest income, net, amounted to approximately $3.1 million and $1.6 million for the three months ended September 30, 1997 and 1996, respectively, and $7.0 million and $3.0 million for the nine months ended September 30, 1997 and 1996, respectively. The increases in both periods are primarily due to interest income earned on additional cash generated from the receipt of an initial license fee under the terms of the Development Agreement.

  Income Taxes. The Company's effective tax rate amounted to 36% for the three months and nine months ended September 30, 1997 and 16% for the three months and nine months ended September 30, 1996, respectively. The increase in estimated effective annual tax rate is primarily due to the Company's increased profitability and lack of net operating loss carryforwards to offset taxable income in the current year. Such net operating loss carryforwards were included in the computation of the effective tax rate utilized in 1996.

Liquidity and Capital Resources

  During the nine months ended September 30, 1997, the Company generated positive operating cash flows primarily from the receipt of an initial license fee of $75 million related to the Development Agreement. The revenues from this Development Agreement are being recognized ratably over the contract period of five years, which caused a substantial increase in deferred revenues relating to the Development Agreement. Additionally, during the same period, the Company increased profitability and increased its allowance for product returns, which primarily reflects an allowance for stock rotation of the previous version of WinFrame. These amounts were partially offset by an increase in deferred tax assets attributable to the taxability of the initial license fee received under the terms of the Development Agreement. The Company also recognized tax benefits from the exercise of non-statutory stock options and disqualifying dispositions of incentive stock options of approximately $3.4 million. Positive operating cash flows in the nine months ended September 30, 1996, were primarily due to increased profitability during that period.

  The Company purchased and sold short-term investments for approximately $71.8 million and $38.2 million, respectively, during the nine months ended September 30, 1997. Additionally, the Company expended approximately $3.5 million in the same period for the purchase of leasehold improvements and equipment. These capital expenditures were primarily associated with the Company's relocation and expansion in its new facilities.

  To the extent the Company continues to grow, it anticipates that it will require additional space as staffing needs dictate in both nearby facilities and remote locations.

  At September 30, 1997, the Company had approximately $149.1 million in cash and cash equivalents, $71.8 million in short-term investments and $206.3 million of working capital. The Company's cash and cash equivalents and short-term investments are invested in investment grade, interest bearing securities to minimize interest rate risk and allow for flexibility in the event of immediate cash needs. On such date, the Company had approximately $8.6 million in accounts receivable, net of allowances, and $72.1 million of deferred revenues, of which the Company anticipates $17.9 million will be earned over the next twelve months.

  On October 2, 1997, the Company completed its acquisition of certain of the assets, technology and operations of DataPac Australasia Pty Limited for approximately $5.0 million. In the fourth quarter of 1997, a non-recurring pre-tax charge of approximately $4.0 million will be recognized for in-process research and development of technology related to this acquisition.

  The Company believes existing cash and cash equivalents and short-term investments will be sufficient to meet operating and capital expenditures requirements for at least the next twelve months.

  The Company has not paid, and does not intend to pay, in the foreseeable future, cash dividends on its common stock.

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

  Reliance Upon Strategic Relationship with Microsoft. Microsoft is the leading provider of desktop operating systems. The Company is dependent upon the license of certain key technology from Microsoft, including certain source and object code licenses, technical support and other materials. The Company is also dependent on its strategic alliance agreement with Microsoft which provides for cooperation in the development of technologies for advanced operating systems, and the promotion of advanced Windows application program interfaces. On May 9, 1997, the Company and Microsoft entered into a License, Development and Marketing Agreement (the "Development Agreement") which provides for the licensing to Microsoft of certain of the Company's multi-user software enhancements to Microsoft's Windows NT Server and for the cooperation between the parties for the development of future multi-user versions of Microsoft Windows NT Server, code-named Hydrix 4.x and Hydrix 5.x. The Development Agreement also provides for each party to develop its own enhancements or "plug-ins" to the jointly developed products which may provide access to the Hydrix-based platform from a wide variety of computing devices, such as a Company developed plug-in that implements the Independent Computing Architecture (ICA(R)) protocol on the new platform. Pursuant to the terms of the Development Agreement, the Company received an aggregate of $75 million as a non-refundable royalty payment and for engineering and support services to be rendered by the Company. Under the terms of the Development Agreement, the Company will be eligible to receive royalty payments of up to an additional $100 million based on Microsoft's release and shipment of Hydrix 4.x and Hydrix 5.x products. In addition, Microsoft and the Company have agreed to engage in certain joint marketing efforts to promote use of Windows NT Server-based multi-user software and the Company's ICA protocol. Additionally, for a period of at least two and one-half years, Microsoft has agreed to endorse only the Company's ICA protocol as the preferred way to provide multi-user Windows access for devices other than Windows client devices. Further, subject to the terms of the Development Agreement, the Company shall be entitled to license versions of its WinFrame technology based on Windows NT v.3.51 until at least September 30, 2001.

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

  Competition. The markets in which the Company competes are intensely competitive. Most of the competitors and potential competitors, including Microsoft, have significantly greater financial, technical, sales and marketing and other resources than the Company. The Company and Microsoft have agreed to work together to develop Hydrix 4.x and Hydrix 5.x, a Microsoft Windows NT-based product providing multi-user capability. The resulting Hydrix-based platform will allow Microsoft to create plug-in products that could become competitive with at least some of the Company's current WinFrame products and future Hydrix related plug-in product offerings. To the extent Microsoft or another competitor or potential competitor releases such competitive products, the Company's net revenues, cash flows from operating activities and financial condition may be adversely impacted.

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

  Product Concentration. The Company anticipates that its recently announced product, code-named pICAsso, existing and future enhanced WinFrame products and the royalties derived under the terms of the Development Agreement will constitute a majority of its revenues for the foreseeable future. The Company's ability to generate revenue from its pICAsso product will be highly dependent on market acceptance of Hydrix 4.x and Hydrix 5.x products, with which its product is intended to be combined to provide capabilities similar to those currently offered in the WinFrame product line. The Company may experience declines in demand for products based on WinFrame technology, whether as a result of new competitive product releases, price competition, lack of success of its strategic partners, technological change or other factors. Additionally, the Company anticipates that WinView revenues will continue to decline as a percentage of the Company's net revenues in future periods.

  Management of Growth and Anticipated Operating Expenses. The Company has recently experienced rapid growth in the scope of its operations, the number of its employees, and the geographic area of its operations. To manage its growth effectively, the Company will be required to continue to implement additional management and financial systems and controls, and to expand, train and manage its employee base. The Company plans to increase its professional staff during the current year as sales, marketing and support and product development efforts as well as associated administrative systems are implemented to support planned growth. To the extent the Company continues to grow, it anticipates that it will require additional space as staffing needs dictate in both nearby facilities and remote locations. Although the Company believes that the cost of expanding in such additional facilities will not significantly impact its financial position or results of operations, the Company anticipates that operating expenses will increase during the current year as a result of its planned growth in staff and that such increase may reduce its income from operations and cash flows from operating activities in the current year.

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

  New Products and Technological Change. The markets for the Company's products are relatively new and are characterized by rapid technological change, evolving industry standards, changes in end-user requirements and frequent new product introductions and enhancements, including enhancements to certain key technology licensed from Microsoft. The Company believes it will incur additional costs and royalties associated with the development, licensing, or acquisition of new technologies or enhancements to existing products which will increase the Company's cost of goods sold and operating expenses. The Company cannot currently quantify such increase. The Company may use a substantial portion of its cash and cash equivalents and short-term investments to fund these additional costs, in which case, the Company's interest income will decrease. Additionally, the Company and others may announce new products, capabilities or technologies that could replace or shorten the life cycle of the Company's existing product offerings. These market characteristics will require the Company to continuously enhance its current products and develop and introduce new products to keep pace with technological developments and respond to evolving end-user requirements. The Company may hire additional development staff to the extent they are needed in order to fulfill the Company's responsibilities under the terms of the Development Agreement. To the extent the Company is unable to add additional staff and resources in its development efforts, future enhancement and additional features to its existing or future products may be delayed, which may have a material adverse effect on the Company's revenues, operating results and financial condition. However, the Company cannot currently quantify the impact, if any, on its revenues, operating results and financial condition.

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

                           PART II: OTHER INFORMATION



Item 1.   Legal Proceedings

                In March and April 1997, three purported class action lawsuits were filed by certain stockholders against the Company and certain of its directors and officers relating principally to certain statements made by the Company and certain of its representatives concerning the status of the Company's relationship with Microsoft.

                On August 1, 1997 the plaintiffs in one of such lawsuits dismissed their action without prejudice and without the payment by the Company or any defendant of any money or other consideration. On August 29, 1997 an order was entered by the court dismissing that case.

                On November 6, 1997, the parties to the two other cases also stipulated to a voluntary dismissal of those two cases without prejudice and without the payment by the Company or any defendant of any money or other consideration. On November 7, 1997, an order was entered by the court dismissing both of those cases.

                As a result of the above-mentioned dismissals, neither the Company nor any officer or director of the Company is a defendant in any federal securities litigation.

Item 2.   Changes in Securities and Use of Proceeds

                On December 8, 1995, the Company's registration statement on Form S-1 (File No. 33-98542) became effective. The Company has filed Form SR disclosing the sale of securities and the use of proceeds through March 18, 1997. The net proceeds from the offering were $38,892,728. The Company has not utilized any of the proceeds from its initial public offering.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  The exhibits which are filed with the report as set forth on the
              Exhibit Index appearing on Page 20 of this report and are incorporated herein by this reference.

         (b) No reports on Form 8-K were filed during the three month period ended September 30, 1997.

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  CITRIX SYSTEMS, INC.



                                    /s/     ROGER W. ROBERTS
                                  ----------------------------------
                                  Roger W. Roberts
                                  President, Chief Executive Officer
                                     and Secretary
                                  (Principal Executive Officer)



                                    /s/   JAMES J. FELCYN, JR.
                                  ----------------------------------
                                  James J. Felcyn, Jr.
                                  Vice-President of Finance and
                                   Administration and Chief Financial Officer
                                   (Principal Financial Officer)



                                    /s/   MARC-ANDRE BOISSEAU
                                  ----------------------------------
                                  Marc-Andre Boisseau
                                  Controller
                                  (Principal Accounting Officer)

                                 Exhibit Index



                                               Page Number
                                               -----------

  11  Computation of Earnings Per Share             21

  27  Financial Data Schedule                       22

