Form 10-K
period 1997-12-31
CITRIX SYSTEMS INC
filed 1998-03-31
CIK 877890

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

                  For the fiscal year ended December 31, 1997

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                 For the transition period from      to     .

                        COMMISSION FILE NUMBER 0-27084

                             CITRIX SYSTEMS, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              75-2275152
                                          (IRS EMPLOYER IDENTIFICATION NO.)
    (STATE OR OTHER JURISDICTION OF
    INCORPORATION OR ORGANIZATION)

   6400 NW 6TH WAY FORT LAUDERDALE,                      33309
                FLORIDA
    (ADDRESS OF PRINCIPAL EXECUTIVE                  (ZIP CODE)
               OFFICES)

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of Common Stock held by non-affiliates of the registrant as of March 19, 1998 (based on the last report sale price on the Nasdaq National Market as of such date) was $49.50. As of March 19, 1998 there were 41,723,123 shares of the registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 1997. Portions of such proxy statement are incorporated by reference into
Part III of this report.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

ITEM 1. BUSINESS.

GENERAL

  Citrix Systems, Inc. ("Citrix" or the "Company") is a leading supplier of thin client/server application server products and technologies that enable the effective and efficient enterprise-wide deployment of applications designed for Windows(R) operating systems. The Company's WinFrame(R) and WinView(R) product lines, developed under license and strategic alliance agreements with Microsoft Corporation ("Microsoft"), permit organizations to deploy Windows applications without regard to location, network connection, or type of client hardware platforms.

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

  Organizations seeking to broadly deploy line-of-business applications are faced with a diverse set of challenges, including:

  . Remote Users. The diversity of network connection types, protocols and transmission speeds limits the ability of organizations to deploy Windows applications on a cost-effective and efficient basis among remote users such as mobile workers, telecommuters and branch office personnel.

  . Client and Platform Diversity. In addition to Windows, desktop computing systems within an enterprise may include DOS systems, UNIX workstations, X-Terminals, Macintosh systems and OS/2 workstations. These systems do not support 32-bit Windows applications. Additionally, certain organizations require simpler, relatively low-cost devices, such as personal digital assistants ("PDAs"), information kiosks and fixed function terminals for certain enterprise applications, but these devices currently cannot be effectively utilized because full Windows support is not available.

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

THE CITRIX SOLUTION

  Citrix develops, markets, sells and supports innovative client and application server software that enable the effective and efficient enterprise-wide deployment of Windows line-of-business applications. The Company's WinFrame and WinView product lines, developed under license and strategic alliance agreements with

Microsoft, permit organizations to deploy Windows applications without regard to location or type of client hardware platforms. These products operate by executing the Windows applications on a multi-user server and provide end-users access to the server from a variety of client platforms through the Company's Independent Computing Architecture ("ICA") protocol. This approach minimizes the communications, memory and processing requirements of the client system, resulting in a highly scaleable, bandwidth-independent solution for deployment of enterprise Windows applications across a range of platforms and network environments.

  Leveraging its core technologies and strategic relationships, Citrix has developed products which enable the broad deployment of Windows applications in a variety of environments, including:

  . Low bandwidth connections, such as dial-up, wide area networks, wireless and the Internet.

  . Existing Intel-based computer systems, such as 286, 386, 486 and Pentium computers.

  . Non-Intel platforms, such as UNIX workstations, X-Terminals and Macintosh systems.

  . Emerging platforms, such as hand-held wireless devices, PDAs, information kiosks, Windows-based terminals and network computers.

  To address deployment in these diverse environments, the Company has developed two proprietary technologies: (i) the ICA(R) protocol and (ii) MultiWin(TM) Windows NT extensions developed under a source code license from Microsoft.

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

  MultiWin. The Company's multi-user Windows NT v.3.51 extensions, developed under source code license and strategic alliance agreements with Microsoft, are integrated into the Windows NT operating system in a manner that is transparent to the end-user. These extensions allow multiple users to share an application server, with each user receiving a "virtual" Windows environment through a dedicated ICA session. The systems management and security extensions are fully integrated with the standard Windows NT administrative features, allowing for consistent and integrated multi-user server management facilities.

  In May 1997, the Company entered into a five year joint development and marketing agreement with Microsoft. By the terms of that Agreement, the Company licensed its MultiWin technology to Microsoft for inclusion in future versions of the Windows NT server. The Company's MultiWin technology forms the basis of Microsoft's Windows-based Terminal Server product for NT server versions 4.0 and 5.0. The Company will develop, market, license and support ICA services technology ("pICAsso") for use with the Microsoft Terminal Server.

PRODUCTS

  Citrix has two product lines:

  WinView, first shipped in April 1993, is a Windows application server based on an OS/2 operating system that is marketed to departments and workgroups to implement remote applications systems. WinView revenues approximated 1.1% and 6.8% of revenues in 1997 and 1996, respectively.

  WinFrame is the primary product of Citrix. WinFrame is a Windows application server based on Windows NT v.3.51 that is marketed to enterprises to deploy advanced Windows applications remotely, provide Windows applications to a broad array of client platforms and publish enterprise applications on a corporate Intranet. The WinFrame product family consists of a version targeted for the corporate enterprise and a version targeted at departmental or workgroup environments. The Company also markets several enhancements to WinFrame software, such as Load Balancing and Security, as well as products to increase the number of users who can access WinFrame server software. First shipped in August 1995, WinFrame and its associated products constituted 68.1% of the Company's revenues in 1997 and 62.9% in 1996. In addition, the Company licenses WinFrame technology to OEM partners who incorporate that technology into their own product offerings (see "-- Strategic Relationships") which accounted for an additional 19.3% of revenues in 1997 and 26.0% of revenues in 1996.

  The WinView and WinFrame product lines consist of the following two components:

  Application Server Software. WinView and WinFrame application servers run on industry-standard server hardware containing one or more Intel processors. These application servers were created using source code licenses for Microsoft's OS/2 and Windows NT Server v.3.51 operating systems. The application server provides three areas of functionality: operating system extensions that allow each user to receive a "virtual" Windows environment, communications support to allow the Company's ICA protocol to operate on a variety of analog and digital network connections and configuration management software. The application server is configured at the time of sale to support a pre-specified number of concurrent users. This number can be increased easily with the purchase of additional concurrent user licenses, sold as add-on kits. The Company's application server software runs with off-the-shelf, industry standard server hardware peripherals which are purchased from third parties.

  Client Software. Each client that accesses a WinView or WinFrame server requires software or hardware that runs the ICA protocol. The client establishes a communications link with the server over dial-up, local area network ("LAN"), wide area network ("WAN") or Internet connections, and has two basic functions: establishing a server connection over the specified network connection and sending and receiving ICA protocol data over the network link. ICA client software is available for all the common desktop platforms including DOS, Windows 3.x, Windows for Workgroups, Windows 95, Windows NT, Unix and Macintosh.

TARGET MARKETS

  Remote Computing. In the remote computing market, the Company's products are used by workgroups, departments and enterprises to deploy applications whose scale, performance, reliability and security requirements are more demanding than those associated with simple remote access. Citrix markets its application servers as a scaleable platform for the widespread deployment of enterprise applications. Without the use of WinView or WinFrame, remote deployment of these applications is slow and expensive because LAN applications typically require a lot of memory and fast processors on the desktop, and relatively high-speed communication bandwidth.

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

  Specialized Windows Terminals. Citrix has licensed its ICA technology to companies such as Wyse Technology and Boundless Technologies to enable the development of low-cost Windows-based terminals. In addition, the Company intends to continue to develop strategic relationships and work with key strategic partners to deploy Windows applications on point of sale terminals and information kiosks. The Company believes that its WinFrame application servers, when coupled with these new devices, will provide an effective alternative to character-based UNIX implementations and will capitalize on existing Windows applications, tools and development facilities.

  Wireless Windows Servers and PDAs. The Company believes that there is a strong and growing demand for wireless, collaborative computing. Many device manufacturers, including Apple Computer, Inc., Motorola, Inc., Sharp Corporation, Sony Corporation and others have announced and are shipping portable wireless devices. In most cases, the acceptance of these devices requires low-cost, long battery life and portability. These requirements are inconsistent with the latest generation of Windows applications and Windows development tools, which need substantial RAM, processing power and communications bandwidth for adequate performance. The Company believes the application of its technology will enable these devices to access the latest generation of Windows 95 and Windows NT applications. Citrix has licensed technology to Sharp Corporation, Cruise Technologies, Telxon Corporation and Psion Software PLC for potential inclusion in a line of portable wireless devices.

  UNIX, X-Terminal, DOS and Macintosh Support for Windows. The introduction of Windows 95 has caused a major transition in the Windows application software market. As independent software vendors ("ISVs") move to develop applications which capitalize on the new features of the Windows 95 operating system, they are expecting organizations to upgrade client systems in order to run these applications. In many large establishments, there is a heterogeneous mix of computing platforms, including DOS systems, Windows 3.x systems, UNIX workstations, X-Terminals and Macintosh computers. In conjunction with the appropriate ICA client software, Citrix application server products can deliver Windows 32-bit applications, running on the server, to most types of network-attached client systems. The Company has licensed Tektronix, Inc. ("Tektronix") and Network Computing Devices ("NCD") to incorporate ICA technology into their products and to resell application servers to deliver Windows applications to UNIX systems and X-Terminals. In addition to the clients supported by these OEM relationships, the standard Citrix products deliver Windows applications to DOS, Windows 3.x, Windows for Workgroups, Windows NT and OS/2 and Macintosh systems.

STRATEGIC RELATIONSHIPS

  The Company has entered into a number of strategic relationships to develop its existing and future product lines, develop markets for the application of its technology and to broaden deployment and acceptance of the ICA protocol as an emerging industry standard presentation services protocol for distributed Windows computing. In connection with the Company's development of the WinFrame and WinView product lines and markets, the Company has entered into strategic relationships with the following key partners:

  Microsoft Corporation. Since its inception, the Company has been a party to a number of license agreements with Microsoft, including licenses to Microsoft OS/2, Windows 3.x, Windows for Workgroups and Windows NT v.3.51. Under these agreements, the Company has access to certain Microsoft source and object code, technical support and other materials. In addition, the Company is permitted to sublicense Microsoft Windows NT v.3.51 server as a part of its WinFrame line of products, pursuant to which the Company pays royalties to Microsoft. The license agreements had an initial term which expired in September 1994, and was extended until September 2001. The license agreements may not be assigned by the Company or Microsoft without the prior written consent of the other party. For purposes of the agreements, an assignment shall be deemed to include an acquisition of either the Company or Microsoft by a third party (by merger, sale of stock or otherwise) or the insolvency or bankruptcy of either party. These provisions may impede the Company's ability to enter into certain transactions with third parties, such as mergers with or acquisitions by third parties. In addition, Microsoft has licensed the WinFrame ICA client for inclusion in future versions of their Windows 95 and NT operating systems as well as their Internet Explorer Web browser.

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

  In May 1997, the Company entered into a five year joint development and marketing agreement with Microsoft pursuant to which the Company licensed its MultiWin technology to Microsoft for inclusion in future versions of the Windows NT server. The Company's MultiWin forms the basis of Microsoft's Windows-based Terminal Server product for NT server versions 4.0 and 5.0. The Company will develop, market, license and support ICA services software for use with the Microsoft terminal server. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview."

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

  Wyse Technology. In June 1995, the Company entered into a software license agreement with Wyse Technology ("Wyse") pursuant to which the Company and Wyse began cooperative efforts concerning the design and development of a new class of Windows-capable client devices that function in conjunction with the Company's application server. Citrix and Wyse are also working to build sales and marketing channels to deliver the combined products to the UNIX marketplace.

CUSTOMERS

  Tech Data Corporation ("Tech Data") and Unique Co-operative Solutions, Inc. ("UCSI") distributors of the Company's products pursuant to distributor agreements, accounted for 17% and 9%, respectively, of the Company's total net sales in 1997 and 22% and 12%, respectively, in 1996. The Company's agreements with Tech Data and UCSI are not exclusive, have no stated minimum purchase obligations and may be terminated by either party without cause. The Company believes that in the event of a termination of either relationship, the Company could replace such relationship with an alternate distributor and that such replacement would not have a material adverse effect on the Company's business, results of operations and financial condition.

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

  In 1997, 1996 and 1995, the Company's research and development expenses were approximately $6.9 million, $3.8 million and $2.3 million, respectively. To date, all software development costs have been expensed as incurred.

  In addition, during 1997 the Company incurred approximately $4.0 million for purchased research and development expenses that had not yet reached technological feasibility and had no alternative future use. Furthermore, in the first quarter of 1998, the Company entered into certain similar transactions for which an aggregate charge of $24.0 million will be recorded for purchased research and development.

SALES, MARKETING AND SUPPORT

  Citrix markets its products through multiple indirect channels worldwide, including distributors, value-added resellers, system integrators and OEM licensees. In January 1996, Citrix announced its Citrix Solutions Network ("CSN"), which provides training and certification to integrators, value-added resellers and consultants for a full-range of WinFrame based application deployment solutions and services. As of December 31, 1997, the Company had in the U.S., sales/marketing relationships with five national distributors, three regional distributors, approximately 450 CSN Authorized Gold Solutions Providers, approximately 1,600 CSN Authorized Silver Solutions Providers in addition to over 550 other Citrix-authorized value-added resellers, system integrators and OEM licensees. Internationally, the Company had relationships with approximately 70 distributors and approximately 1,000 Citrix-authorized value-added resellers. A number of the Company's strategic partners and OEM licensees provide additional indirect sales channels for Citrix products under either a Citrix brand or private brand name.

  Citrix's sales and marketing organization actively supports its distributors and resellers. The Company's marketing department provides training, sales event support, sales collateral, advertising, direct mail and public relations coverage to its indirect channels to aid in market development and in attracting new customers. The Company's sales organization consists of field-based systems sales engineers and corporate sales professionals. These field personnel are supported by an inside sales group based in Fort Lauderdale, Florida. Inside sales personnel recruit prospective customers, provide technical advice with respect to Citrix products and work closely with key distributors and resellers of the Company's products. In addition, the Company plans to hire additional direct sales personnel to increase product demand among large corporate accounts.

  Citrix provides most of its distributors with product return rights for stock balancing or limited product evaluation. Stock balancing rights permit distributors to return products to Citrix for credit, within specified limits and subject to ordering an equal amount of additional Citrix products. Although the Company believes that it has adequate reserves to cover product returns, there can be no assurance that Citrix will not experience significant returns in the future or that such reserves will be adequate. The Company also provides most of its distributors and resellers with price protection rights. Price protection rights require that Citrix grant retroactive price adjustments for inventories of Citrix products held by distributors or resellers if Citrix lowers its prices for such products. In the event that the Company determines to reduce its prices, it will establish a reserve to cover exposure to distributor inventory.

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

  Citrix conducts its sales, marketing and support activities from its principal offices in Fort Lauderdale, Florida as well as through satellite offices in the United Kingdom, France, Germany, Australia, the Netherlands and Canada.

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

COMPETITION

  The markets in which the Company competes are intensely competitive and offer a variety of solutions. Remote computing products range from simple remote control software for a single PC to remote node hardware products to branch office routers. Competitive factors in the remote computing market include completeness of features, product quality and functionality, marketing and sales resources and customer service and support. While the Company believes that it presently competes on a favorable basis with respect to these factors, there can be no assurance that the Company will be able to establish and maintain a market position in the face of increased competition. The Company faces competition from organizations that seek alternative approaches to remote computing from such companies as 3Com Corp., Bay Networks, Inc., Cisco Systems, Inc., Microsoft, Novell, Inc. and Symantec Corporation, all of whom are significantly larger than the Company and have greater financial resources.

  Additionally, the Company believes that companies, including Microsoft, have entered or will enter the market with solutions that involve a similar approach to Citrix's multi-user application server. (See " -- Strategic Relationships" and "Management's Discussion and Analysis of Operations --
 Certain Factors Which May Affect Future Results.") Additionally, the announcement of the release, and the actual release, of products competitive to the Company's existing and future product lines such as Microsoft's Windows-based Terminal Server and related plug-ins, could cause existing and potential customers of the Company to postpone or cancel plans to license certain of the Company's existing and future product offerings, which would adversely impact its net revenues, operating results and financial condition. Further, the Company's ability to market ICA, pICAsso and other future product offerings will be dependent on Microsoft's licensing and pricing scheme to allow client devices implementing ICA, pICAsso or any such future product offerings to attach to the Windows-based Terminal Server.

  In addition, alternative products exist for Internet commerce that directly or indirectly compete with the Company's products. Existing or new products that extend Web site software to provide database access or interactive computing can materially impact the Company's ability to sell its products in this market. Competitors in this market include Microsoft, Netscape Communications Corporation, Quarterdeck Corp. and Sun and other makers of Web server and browser software. In the multi-user graphical platform market, the key competitor is The Santa Cruz Operation, Inc., and, to a lesser extent, other manufacturers of UNIX application servers. The Company believes it will encounter competition from The Santa Cruz Operation to the extent it is able to provide a low-cost graphical computing platform for Windows applications. As markets for the Company's products continue to develop, additional companies, including companies with significant market presence in the computer hardware, software and networking industries, may enter the markets in which the Company competes and further intensify competition. Most of these competitors and potential competitors have significantly greater financial, technical, sales, marketing, support and other resources than the Company. There can be no assurance that the Company will be able to establish and maintain a market position in the face of increased competition. Although the Company believes that price has historically been a less significant competitive factor than product performance, reliability and functionality, the Company believes that price competition, with a resultant diminution of profit margins, may become more significant in the future. The Company may not be able to maintain its historic prices, and an inability to do so could adversely affect the Company's business, results of operations and financial condition.

PROPRIETARY TECHNOLOGY

  The Company's success is heavily dependent upon proprietary technology. While the Company has filed 18 patent applications, to date the Company has no patents, and existing copyright laws afford only limited protection for the Company's software. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. Accordingly, the Company relies primarily on trade secret protection and confidentiality and proprietary information agreements to protect its proprietary technology. The loss of any material trade secret, trademark, trade name or copyright could have a material adverse effect on the Company. There can be no assurance that the Company's efforts to protect its proprietary technology rights will be successful. Despite the Company's precautions, it may be possible for unauthorized third parties to copy certain portions of the Company's products or to obtain and use information that the Company regards as proprietary. Substantially all of the Company's sales are derived from the licensing of Company products under "shrink wrap" license agreements that are not signed by licensees and, therefore, may be unenforceable under the laws of certain jurisdictions. Although the Company does not believe that its products infringe on the rights of third parties, there can be no assurance that third parties will not assert infringement claims against the Company in the future or that any such assertion will not result in costly litigation or require the Company to obtain a license to proprietary technology rights of such parties. In addition, there can be no assurance that such licenses will be available on reasonable terms or at all.

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

EMPLOYEES

  As of December 31, 1997, the Company had a total of 303 employees. Six of the Company's employees are represented by a statutory collective bargaining agreement in France and the Company believes that its relations with employees are good.

ITEM 2. PROPERTIES.

  The Company's corporate offices consist of approximately 100,000 square feet of leased and subleased office space in Fort Lauderdale, Florida. In addition, the Company leases and subleases approximately 35,000 square feet of office space in various other facilities worldwide.

ITEM 3. LEGAL PROCEEDINGS.

  The Company has recently received a letter from a third party alleging that certain technology incorporated in its WinFrame product line may infringe a patent held by that party, and requesting that the Company contact the third party to discuss a license to the patent. The Company is in the preliminary stages of assessing the allegation. There can be no assurance that the Company would prevail in the defense of an infringement claim, if made, or that the Company could obtain a license to the patent on a reasonable basis, if at all. Any patent dispute or litigation, or any royalty-bearing license, could have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  No matters were submitted to a vote of security holders during the fourth quarter of 1997.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

                PRICE RANGE OF COMMON STOCK AND DIVIDEND POLICY

  The Company's Common Stock is currently traded on The Nasdaq National Market under the symbol "CTXS." Public trading of the Common Stock commenced on December 8, 1995. Prior to that time, there was no public market for the Company's Common Stock. The following table sets forth the high and low bid prices for the Company's Common Stock as reported on the Nasdaq National Market for the periods indicated, as adjusted to the nearest 1/16 to reflect the two-for-one stock split in the form of a stock dividend paid on June 4, 1996 to holders of record of the Company's Common Stock on May 28, 1996 and the three-for-two stock split in the form of a stock dividend paid on February 20, 1998 to holders of record of the Company's Common Stock on February 12, 1998. Such information reflects inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

                                                               HIGH       LOW
                                                             --------- ---------
FISCAL YEAR 1996:
  First Quarter............................................. $18 9/16  $ 7 13/16
  Second Quarter............................................ $29 13/16 $15 5/16
  Third Quarter............................................. $34 5/16  $16
  Fourth Quarter............................................ $37 13/16 $25 3/16
FISCAL YEAR 1997:
  First Quarter............................................. $34 5/16  $ 6 1/2
  Second Quarter............................................ $29 1/2   $ 7 1/16
  Third Quarter............................................. $38 7/16  $27 1/2
  Fourth Quarter............................................ $56 5/16  $32 3/4

  On March 19, 1998, the last reported sale price of the Common Stock on the Nasdaq National Market was $49.50 per share. As of March 19, 1998, there were approximately 437 holders of record of the Common Stock.

  The Company paid cash amounting to approximately $3,000 in lieu of fractional shares in connection with its three-for-two stock split effected February 20, 1998. The Company currently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends on its capital stock in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

  The selected consolidated statement of operations data set forth below with respect to the years ended December 31, 1997, 1996 and 1995, and the consolidated balance sheet data as of December 31, 1997 and 1996 are derived from the consolidated financial statements of the Company, included herein, which have been audited by Ernst & Young LLP, independent certified public accountants. The statement of operations data for the years ended December 31, 1994 and 1993, and the balance sheet data as of December 31, 1995, 1994 and 1993, have been derived from financial statements not included herein. Except as otherwise noted, all information contained in this Form 10-K reflects a two-for-three reverse stock split of the Common Stock, two-for-one stock split of the Common Stock and a three-for-two stock split of the Common Stock, effected December 7, 1995, June 4, 1996 and February 20, 1998, respectively. The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto included as Item 8 in this Form 10-K.

                                              YEAR ENDED DECEMBER 31,
                                      ----------------------------------------
                                        1997    1996    1995    1994    1993
                                      -------- ------- ------- ------- -------
                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS
 DATA:
Net revenues........................  $123,933 $44,527 $14,568 $10,085 $ 5,164
Cost of goods sold..................    12,304   5,099   1,956   2,137     929
                                      -------- ------- ------- ------- -------
Gross Margin........................   111,629  39,428  12,612   7,948   4,235
                                      -------- ------- ------- ------- -------
Operating expenses:
  Research and development..........     6,948   3,843   2,343   1,912   1,722
  Sales, marketing and support......    35,352  13,741   6,670   4,444   3,866
  General and administrative........    10,651   4,126   1,784   1,395   1,370
  Purchased research & development..     3,950     --      --      --      --
                                      -------- ------- ------- ------- -------
    Total operating expenses........    56,901  21,710  10,797   7,751   6,958
                                      -------- ------- ------- ------- -------
Income (loss) from operations.......    54,728  17,718   1,815     197  (2,723)
Other income, net...................     9,894   4,545     173      45       1
                                      -------- ------- ------- ------- -------
Income (loss) before income taxes...    64,622  22,263   1,988     242  (2,722)
Income taxes........................    23,264   3,562      93     --      --
                                      -------- ------- ------- ------- -------
Net income (loss)...................  $ 41,358 $18,701 $ 1,895 $   242 $(2,722)
                                      ======== ======= ======= ======= =======
Diluted earnings per share (1)......  $   0.95 $  0.46 $  0.06
                                      ======== ======= =======
Diluted pro forma earnings per share
 (2)................................                           $  0.01
                                                               =======
Diluted weighted average shares
 outstanding
  Historical........................    43,631  40,905  30,370
                                      ======== ======= =======
  Pro forma (2).....................                            30,291
                                                               =======

                                                 DECEMBER 31,
                                  --------------------------------------------
                                    1997     1996    1995     1994      1993
                                  -------- -------- ------- --------  --------
                                                (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
  Working capital ............... $222,916 $139,778 $42,688 $  1,989  $    366
  Total assets...................  282,668  149,580  46,715    3,932     2,306
  Long term portion of capital
   lease obligations.............      --         8      88       68       --
  Redeemable convertible
   preferred stock...............      --       --      --    18,608    16,630
  Common stockholders' equity
   (deficit) (3).................  196,848  141,851  42,962  (16,473)  (16,103)

--------
(1) The earnings per share amounts for the years ended December 31, 1996 and 1995 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, "Earnings per Share." See Note 2 of the Notes to Consolidated Financial Statements.
(2) Pro forma earnings per share and the Pro forma weighted average shares outstanding are calculated using the weighted average number of common and common equivalent shares outstanding during the respective periods after giving effect to the conversion of the redeemable convertible preferred stock into an aggregate of 23,039,082 shares of Common Stock on the issuance dates of the various series.
(3) At December 31, 1994 and 1993 the common stockholders' equity (deficit) included certain amounts attributable to the accretion of redeemable convertible preferred stock. See Note 7 of the Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  The Company develops, markets, sells and supports innovative client and application server software that enables effective and efficient deployment of enterprise applications that are designed for certain Windows operating systems. The Company was incorporated in April 1989, and shipped its initial products in 1991.

  From inception until the introduction of WinView in 1993, substantially all of the Company's revenue was derived from its initial products. From its introduction in the second quarter of 1993 through the second quarter of 1995, the WinView product represented the largest source of the Company's revenue. The Company's WinFrame products shipped in final form in the third quarter of 1995. WinFrame represented approximately 68.1% of the Company's revenue in 1997 and 62.9% in 1996. The Company anticipates that the WinFrame and derivative product lines will constitute a majority of its revenue for the foreseeable future. WinView revenues constituted approximately 1.1% of revenues in 1997 and 6.8% of revenues in 1996 and are expected to continue to decline. Revenues from WinFrame and WinView products result primarily from license fees for "shrink wrapped" product sold to distributors and resellers. The Company also derives revenue from initial license fees and associated quarterly royalties from original equipment manufacturers ("OEMs"), non-recurring engineering fees and training, consulting and service revenue.

  As a result of the Development Agreement (defined below) the Company will continue to support the Microsoft NT platform but will no longer incorporate Windows NT source code directly into the Company's future offerings. However, future WinFrame products based upon the Windows NT v.3.51 kernel may continue to be offered under the terms of the Development Agreement until September 30, 2001. In June 1997, the Company announced a product (code-named "pICAsso") which, when combined with the Microsoft multi-user version of Windows NT technology, will provide capabilities similar to those currently offered in the WinFrame product line. The Company plans to continue developing enhancements to its pICAsso product and expects that this product, existing and future enhanced WinFrame products and the royalties derived under the terms of the Development Agreement will constitute a majority of its revenues for the foreseeable future.

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

  On May 9, 1997, the Company and Microsoft Corporation ("Microsoft") entered into a License, Development and Marketing Agreement (the "Development Agreement") which provides for the licensing to Microsoft of certain of the Company's multi-user software enhancements to Microsoft's NT Server and for the cooperation between the parties for the development of certain future multi-user versions of Microsoft Windows NT Server, known as Windows-based Terminal Server. The Development Agreement also provides for each party to develop its own enhancements or "plug-ins" to the jointly developed products which may provide access to the Windows-based Terminal Server (formerly referred to as Hydrix) base platform from a wide variety of computing devices, such as a Company developed plug-in that implements the ICA protocol on the new platform, code-named pICAsso. Pursuant to the terms of the Development Agreement, in May 1997, the Company received an aggregate of $75 million as a non-refundable royalty payment and for engineering and support services to be rendered by the Company. Under the terms of the Development Agreement, the Company will be eligible to receive royalty payments of up to an additional $100 million based on Microsoft's release and shipment of versions 4.x and 5.x of Windows-based Terminal Server products. In addition, Microsoft and the Company have agreed to engage in certain joint marketing efforts to promote use of Windows NT Server-based multi-user software and the Company's ICA protocol. Additionally, until at least November 1999, Microsoft has agreed to endorse only the Company's ICA protocol as the preferred way to provide multi-user Windows access for devices other than Windows client devices. Further, subject to the terms of the Development Agreement, the Company shall be entitled to license versions of its WinFrame technology based on Windows NT v.3.51 until at least September 30, 2001.

  The Company has recently acquired or licensed technology that is related to its strategy. On October 2, 1997, the Company completed its acquisition of certain of the assets, technology and operations of DataPac Australasia Pty Limited for approximately $5.0 million. Additionally, on February 5, 1998, the Company completed its acquisition of certain software technologies and assets of Insignia Solutions for approximately $17.5 million. Also, in January 1998, the Company announced that it has licensed certain technology from EPiCON, Inc. for approximately $8.0 million.

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

                              YEAR ENDED DECEMBER 31,       1997        1996
                              -------------------------  COMPARED TO COMPARED TO
                               1997     1996     1995       1996        1995
                              -------  -------  -------  ----------- -----------
Net revenues................    100.0%   100.0%   100.0%    178.3%      205.7%
Cost of goods sold..........      9.9     11.5     13.4     141.3       160.7
                              -------  -------  -------     -----       -----
Gross margin................     90.1     88.5     86.6     183.1       212.6
                              -------  -------  -------     -----       -----
Operating expenses:
  Research and development..      5.6      8.6     16.1      80.8        64.0
  Sales, marketing and
   support..................     28.5     30.9     45.8     157.3       106.0
  General and
   administrative...........      8.6      9.2     12.2     158.2       131.2
  Purchased research and
   development..............      3.2      0.0      0.0       *           0.0
                              -------  -------  -------     -----       -----
    Total operating
     expenses...............     45.9     48.7     74.1     162.1       101.1
                              -------  -------  -------     -----       -----
Income from operations......     44.2     39.8     12.5     208.9       876.1
Interest income, net........      8.0     10.2      1.2     117.7         *
                              -------  -------  -------     -----       -----
Income before income taxes..     52.2     50.0     13.6     190.3         *
Income taxes................     18.8      8.0      0.6     553.2         *
                              -------  -------  -------     -----       -----
Net income..................     33.4%    42.0%    13.0%    121.2%      886.9%
                              =======  =======  =======     =====       =====

--------
* not meaningful.

  Net Revenues. Net revenues were $123.9 million, $44.5 million and $14.6 million in 1997, 1996 and 1995, respectively, representing increases of 178.3% and 205.7% from 1996 to 1997 and from 1995 to 1996, respectively. The Company's net revenues during 1997, 1996 and 1995 were derived primarily from product license revenues. The increase in net revenues in each year primarily reflects revenues generated from the Company's WinFrame products, whose first production version was shipped in August 1995, and, to a lesser extent, increased volume in licensing of OEM products, as well as in 1997, the initial recognition of revenue on the Development Agreement with Microsoft. These increases in net revenues in each year were partially offset by a decline in the Company's WinView product revenues and, to a lesser extent in 1997, an increase in the Company's provision for stock rotation of the previous version of WinFrame and product returns.

  WinFrame, OEM and Development Agreement revenues approximated 68.1%, 19.3% and 7.6% of revenues, respectively, in 1997 and 62.9%, 26.0% and 0.0% of revenues, respectively, in 1996. WinView revenues approximated 1.1%, 6.8% and 40.8% of revenues respectively, in 1997, 1996 and 1995. The Company's WinFrame and OEM revenues represent product license fees based upon the Company's multi-user NT-based technology.

  International. International revenues (sales outside of the United States) accounted for approximately 20.6%, 15.8% and 18.3% of net revenues for the years ended December 31, 1997, 1996 and 1995, respectively. See Note 14 to the Company's Consolidated Financial Statements appearing in Item 8 of this Annual Report.

  Cost of Goods Sold. Cost of goods sold consisted primarily of the cost of royalties, product media and duplication, manuals, packaging materials and shipping expense. Cost of OEM revenues included in cost of goods sold primarily consisted of cost of royalties, except where the OEM elected to purchase shrink wrapped products, in which case such costs were as described in the previous sentence. All development costs incurred in connection with the Development Agreement are expensed as incurred as a separate component of cost of goods sold. Costs associated with non-recurring engineering fees were included in research and development expenses and are not separately identifiable. All development costs included in the research and development of software products and enhancements to existing products have been expensed as incurred. Consequently, there is no amortization of capitalized research and development costs included in cost of goods sold.

  Gross Margin. Gross margin increased from 88.5% in 1996 to 90.1% in 1997, and from 86.6% in 1995 to 88.5% in 1996. The increase in gross margin as a percent of gross revenues from 1996 to 1997 was primarily attributable to changes in product mix, representing changes in the mix of OEM revenues versus product sold to distributors and resellers, and different products within the WinFrame product line, which were partially offset by the gross margin related to the Development Agreement revenues. The increase in gross margin from 1995 to 1996 was also primarily attributable to changes in product mix, representing changes in the mix of OEM revenues versus product sold to distributors and resellers, and different products within the WinFrame product line.

  Research and Development Expenses. Research and development expenses consisted primarily of personnel-related costs. Increases in research and development expenses in 1997 and 1996 resulted primarily from additional staffing, associated salaries and related expenses required to expand and enhance the Company's product lines and, in 1996, third-party expenses associated with the translation and localization of the WinFrame products as well as increased expenses associated with patent filings relating to certain aspects of the Company's software products and technology. Additionally, in 1997 these costs were partially offset by the allocation of certain research and development expenses to cost of goods sold for the portion of these expenses associated with the Development Agreement revenues.

  Sales, Marketing and Support Expenses. The increases in sales, marketing and support expenses in 1997 and 1996 resulted primarily from increases in promotional and advertising activities, which include co-op advertising programs and other promotional activities such as those directed at resellers, training programs, trade shows and other direct mail and advertising activities. Sales and marketing staff and associated salaries, commissions and related expenses, also increased, resulting from efforts to expand the Company's product distribution.

  General and Administrative Expenses. The increase in general and administrative expenses in both 1997 and 1996 was primarily due to increased staff, associated salaries and related expenses necessary to support overall increases in the scope of the Company's operations, increased legal fees due to contract negotiations and litigation defense as well as an increase in the provision for doubtful accounts due to an increased level of accounts receivable attributable to each period's respective increase in sales. Additionally, in 1996, the increase was also due to expenditures associated with being a public company such as increased legal fees and associated regulatory filing expenses as well as expenses associated with the investor relations function.

  Purchased Research and Development Expenses. On October 2, 1997, the Company completed its acquisition of certain of the assets, technology and operations of DataPac Australasia Pty Limited for approximately $5.0 million. This transaction was accounted for using the purchase method of accounting with the purchase price being principally allocated to purchased technologies and intangible assets. Approximately $4.0 million of the total purchase price represented the value of purchased research and development that had not yet reached technological feasibility and had no alternative future use and, as such, was recorded as a charge for purchased research and development. The value attributed to the purchased research and development was determined by an independent appraisal. Additionally, in the first quarter of 1998, the Company has acquired certain technologies from Insignia Solutions and licensed certain technology from EPiCON, Inc., for approximately $17.5 million and $8.0 million, respectively. Approximately $16.0 million and $7.9 million of the acquisition and the license, respectively, represent the value of purchased research and development that had not yet reached technological feasibility and had no alternative future use, and as such, will be recorded as a non-recurring pre-tax charge for purchased and research and development in the first quarter of 1998. The value attributed to the acquisition of certain technologies from Insignia Solutions was determined by an independent appraisal.

  There can be no assurance that the Company will not incur additional charges in subsequent periods to reflect costs associated with these transactions or that the Company will be successful in its efforts to integrate and further develop these technologies.

  Interest Income, Net. The increase in interest income, net, in 1997 was primarily due to interest income earned on additional cash generated from the receipt of an initial license fee under the terms of the Development Agreement and, to a lesser extent, interest income generated from the net proceeds of the Company's public offering completed in June 1996. The increase in 1996 was primarily due to interest income generated from the net proceeds of the Company's public offerings which were completed in June 1996 and December 1995.

  Income Taxes. The Company's effective tax rate amounted to 36% and 16% in 1997 and 1996, respectively. The increase in estimated effective annual tax rate is primarily due to the Company's increased profitability and lack of net operating loss carryforwards to offset taxable income in the current year. Such net operating loss carryforwards were included in the computation of the effective tax rate utilized in 1996. In 1995, the Company incurred income tax expense of $93,000, representing only Alternative Minimum Taxes due to limitations in utilizing the Company's net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

  During 1997, the Company generated positive operating cash flows primarily from the receipt of an initial license fee of $75 million related to the Development Agreement. The revenues from this Development Agreement are being recognized ratably over the contract period of five years, which caused a substantial increase in deferred revenue relating to the Development Agreement. Additionally, during the same period, the Company increased profitability, which was partially offset by an increase in deferred tax assets attributable to the taxability of the initial license fee received under the terms of the Development Agreement. The Company also recognized tax benefits from the exercise of non-statutory stock options and disqualifying dispositions of incentive stock options of approximately $10.7 million. The Company also purchased and sold short-term investments for approximately $126.5 million and $75.6 million, respectively, during 1997. Additionally, the Company expended approximately $6.1 million in the same period for the purchase of leasehold improvements and equipment. These capital expenditures were primarily associated with the Company's relocation and expansion in its new facilities.

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

  At December 31, 1997, the Company had $229.2 million in cash and cash equivalents and short-term investments and $222.9 million of working capital. The Company's cash and cash equivalents are invested in investment grade, interest-bearing securities to minimize interest rate risk and allow for flexibility in the event of immediate cash needs. On such date, the Company had $12.6 million in accounts receivable, net of allowances, and $68.5 million of deferred revenues, of which the Company anticipates $18.1 million will be earned over the next 12 months.

  On February 5, 1998, the Company completed its acquisition of certain software technologies and assets of Insignia Solutions for approximately $17.5 million in cash. Additionally, on January 8, 1998, the Company has licensed certain technology from EPiCON, Inc. for approximately $8.0 million in cash, payable over a two-year period.

  The Company believes existing cash and cash equivalents and short-term investments will be sufficient to meet operating and capital expenditures requirements through 1998.

  The Company paid cash amounting to approximately $3,000 in lieu of fractional shares in connection with its three-for-two stock split effected February 20, 1998. The Company does not anticipate paying any cash dividends on its Common Stock in the foreseeable future.

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

  Reliance Upon Strategic Relationship with Microsoft. Microsoft is the leading provider of desktop operating systems. The Company is dependent upon the license of certain key technology from Microsoft, including certain source and object code licenses, technical support and other materials. The Company is also dependent on its strategic alliance agreement with Microsoft which provides for cooperation in the development of technologies for advanced operating systems, and the promotion of advanced Windows application program interfaces. On May 9, 1997, the Company and Microsoft entered into a License, Development and Marketing Agreement (the "Development Agreement") which provides for the licensing to Microsoft of certain of the Company's multi-user software enhancements to Microsoft's Windows NT Server and for the cooperation between the parties for the development of certain future multi-user versions of Microsoft Windows NT Server, known as the Windows-based Terminal Server. The Development Agreement also provides for each party to develop its own enhancements or "plug-ins" to the jointly developed products which may provide access to the Windows-based Terminal Server platform from a wide variety of computing devices, such as a Company-developed plug-in that implements the Independent Computing Architecture (ICA(R)) protocol on the new platform. Pursuant to the terms of the Development Agreement, the Company received an aggregate of $75 million as a non-refundable royalty payment and for engineering and support services to be rendered by the Company. Under the terms of the Development Agreement, the Company will be eligible to receive royalty payments of up to an additional $100 million based on Microsoft's release and shipment of versions 4.x and 5.x of Windows-based Terminal Server products. In addition, Microsoft and the Company have agreed to engage in certain joint marketing efforts to promote use of Windows NT Server-based multi-user software and the Company's ICA protocol. Additionally, until at least November 1999, Microsoft has agreed to endorse only the Company's ICA protocol as the preferred way to provide multi-user Windows access for devices other than Windows client devices. Further, subject to the terms of the Development Agreement, the Company shall be entitled to license versions of its WinFrame technology based on Windows NT v.3.51 until at least September 30, 2001.

  The Company's relationship with Microsoft is subject to certain risks and uncertainties. First, the Windows-based Terminal Server platforms will allow Microsoft to create plug-in products that will be competitive with at least some of the Company's current WinFrame products and may in the future compete with the Company's Windows-based Terminal Server plug-in product offerings. Second, as stated above, Microsoft has agreed to endorse only the Company's ICA protocol as the preferred method to provide multi-user Windows access for devices other than Windows clients until at least November 1999. Subsequent to November 1999, it is possible that Microsoft will market or endorse other methods to provide non-Windows client devices multi-user Windows access. Finally, the Company's royalties pursuant to the Development Agreement rely significantly on Microsoft's ability to market the Windows-based Terminal Server products. Microsoft's distributors and resellers are not within the control of the Company and, to the Company's knowledge, are not obligated to purchase products from Microsoft. Additionally, the Company may hire additional development, marketing and support staff to the extent they are needed in order to fulfill the Company's responsibilities under the terms of the Development Agreement. Further, if Microsoft (1) develops competitive plug-in products, (2) endorses in the future other methods to provide non-Windows client devices multi-user Windows access or (3) is unable to successfully market the Windows-based Terminal Server products, the Company's business, results of operations and financial condition could be adversely affected.

  Dependence Upon Broad-Based Acceptance of ICA Protocol. The Company believes that its success in the markets in which it competes will depend upon its ability to make its ICA protocol an emerging standard for supporting distributed Windows applications, thereby creating demand for its server products.

  Dependence Upon Strategic Relationships. In addition to its relationship with Microsoft, the Company has strategic relationships with NCD, Tektronix, Wyse and others. The Company is dependent on its strategic partners to successfully incorporate the Company's technology into their products and to successfully market and sell such products.

  Competition. The markets in which the Company competes are intensely competitive. Most of the competitors and potential competitors, including Microsoft, have significantly greater financial, technical, sales and marketing and other resources than the Company. Additionally, the announcement of the release, and the actual release of products competitive to the Company's existing and future product lines such as Microsoft's Windows-based Terminal Server and related plug-ins, could cause existing and potential customers of the Company to postpone or cancel plans to license certain of the Company's existing and future product offerings, which would adversely impact is net revenues, operating results and financial condition. Further, the Company's ability to market ICA, pICAsso and other future product offerings will be dependent on Microsoft's licensing and pricing scheme to allow client devices implementing ICA, pICAsso or any such future product offerings to attach to the Windows-based Terminal Server.

  Dependence on Proprietary Technology. The Company relies primarily on a combination of copyright, trademark and trade secret laws, as well as confidentiality procedures and contractual provisions to protect its proprietary rights. Despite the Company's precautions, it may be possible for unauthorized third parties to copy certain portions of the Company's products or to obtain and use information regarded as proprietary. Additionally, the laws of some foreign countries do not protect the Company's intellectual property to the same extent as do the laws of the United States and Canada. There can be no assurance that third parties will not assert infringement claims against the Company in the future or that any such assertion will not result in costly litigation or require the Company to obtain a license to intellectual property rights of such third parties. In addition, there can be no assurance that such licenses will be available on reasonable terms or at all, which could have a material adverse effect on the Company's business, results of operations and financial condition.

  Product Concentration. The Company anticipates that one of its product technologies and future derivative products and product lines based upon this technology, if any, will constitute a majority of its revenue for the foreseeable future. The Company's ability to generate revenue from its pICAsso technology will be highly dependent upon market acceptance of Windows-based Terminal Server products, with which its product is intended to be combined to provide capabilities similar to those currently offered in the WinFrame technology line. The Company may experience declines in demand for products based on WinFrame technology, whether as a result of new competitive product releases, price competition, lack of success of its strategic partners, technological change or other factors. In addition, the introduction of products based upon the pICAsso technology may be competitive with its WinFrame technology line and may delay or replace orders of either technology.

  Management of Growth and Anticipated Operating Expenses. The Company has recently experienced rapid growth in the scope of its operations, the number of its employees, and the geographic area of its operations. In addition, the Company has completed certain international acquisitions since October 1997, assimilating the operations and personnel of such acquired companies has placed and may continue to place a significant strain on the Company's managerial, operational and financial resources. To manage its growth effectively, the Company will be required to continue to implement and improve additional management and financial systems and controls, and to expand, train and manage its employee base. Although the Company believes that it has made adequate allowances for the costs and risks associated with these expansions, there can be no assurance that the Company's systems, procedures or controls will be adequate to support the Company's current or future operations or that Company management will be able to effectively manage this expansion and still achieve the rapid execution necessary to fully exploit the market window for the Company's products and services in a timely and cost-effective manner. The Company's future operating results will also depend on its ability to manage its expanding product line, expand its sales and marketing organizations, and expand its support organization commensurate with the increasing base of its installed products. If the Company is unable to manage growth effectively or unable to achieve the rapid execution necessary to fully exploit the market window for the Company's products and services in a timely and cost-effective manner, the Company's business, operating results and financial condition may be materially adversely affected.

  Additionally, the Company expects that its requirements for office facilities and equipment will grow as staffing requirements dictate. The Company plans to increase its professional staff during 1998 as sales, marketing and support and product development efforts as well as associated administrative systems are implemented to support planned growth. As a result of this planned growth in staff, the Company believes that additional facilities will be required during 1998. Although the Company believes that the cost of expanding in such additional facilities will not significantly impact its financial position or results of operations, the Company anticipates that operating expenses will increase during 1998 as a result of its planned growth in staff and that such increase may reduce its income from operations and cash flows from operating activities in 1998.

  Information System Conversion. The Company and its wholly-owned subsidiaries all utilize separate applications to process their accounting transactions. As a result, the Company and its subsidiaries are currently in the process of converting a significant part of its business operations to a single accounting application purchased from a third-party vendor. Although the Company believes it has addressed all the significant issues related to this conversion, there can be no assurance that unanticipated software and hardware problems will not arise, which may result in delays in customer billings and vendor payments, as well as extended accounts receivable payment cycles.

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

  New Products and Technological Change. The markets for the Company's products are relatively new and are characterized by rapid technological change, evolving industry standards, changes in end-user requirements and frequent new product introductions and enhancements, including enhancements to certain key technology licensed from Microsoft. The Company believes it will incur additional costs and royalties associated with the development, licensing, or acquisition of new technologies or enhancements to existing products which will increase the Company's cost of goods sold and operating expenses. To the extent that such transactions have not yet occurred, the Company cannot currently quantify such increase. The Company may use a substantial portion of its cash and cash equivalents and short-term investments to fund these additional costs, in which case the Company's interest income will decrease if not offset by cash flows from future operations. Additionally, the Company and others may announce new products, new pICAsso capabilities or technologies that could replace or shorten the life cycle of the Company's existing product offerings. These market characteristics will require the Company to continuously enhance its current products and develop and introduce new products to keep pace with technological developments and respond to evolving end-user requirements. The Company may hire additional development staff to the extent they are needed in order to fulfill the Company's responsibilities under the terms of the Development Agreement. To the extent the Company is unable to add additional staff and resources in its development efforts, future enhancement and additional features to its existing or future products may be delayed, which may have a material adverse effect on the Company's revenues, operating results and financial condition.

  Year 2000 Compliance. Until recently, many computer programs were written using two digits rather than four digits to define the applicable year in the twentieth century. Such software may recognize a date using "00" as the year 1900 rather than the year 2000. Utilizing both internal and external resources, the Company is in the process of defining, assessing and converting, or replacing, various programs, hardware and instrumentation systems to make them Year 2000 compatible. The Company's Year 2000 project is comprised of two components--business applications and equipment. The business applications component consists of the Company's business computer systems, as well as the computer systems of third-party suppliers or customers whose Year 2000 problems could potentially impact the Company. Equipment exposures consist of personal computers, system servers, telephone equipment and elevators whose Year 2000 problems could also impact the Company. The cost of the Year 2000 initiatives is not expected to be material to the Company's results of operation or financial position.

  The Company's main product, WinFrame, is an authorized extension to Microsoft Windows NT v.3.51 server. While the Company believes both Windows NT
v.3.51 server and WinFrame/Enterprise (versions 1.5, 1.6 and 1.7) are currently capable of storing four digit year data, allowing applications to differentiate between dates from the 1900s and the year 2000 and beyond, such potential incompatibility with two digit application programs may limit the Company's sales of product in those situations. However, it is the application's responsibility to collect and properly store data. There can be no assurance that the Company's products will not be integrated by the Company or its customers with, or otherwise interact with non-compliant software or other products which may expose the Company to claims from its customers or other third parties. The foregoing could result in the loss of or delay in market acceptance of the Company's products and services, increased service costs to the Company or payment by the Company of compensatory or other damages. Although most Windows applications do store four-digit year dates today, it is possible that some applications are now or have historically only collected two-digit year data, WinFrame cannot create four-digit year data for applications which have collected only two digits in year fields. Further, there can be no assurance that the Company's software products that are designed to be Year 2000 compliant contain all necessary technology to make them Year 2000 compliant. Many companies are expending significant resources to correct or patch their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase software products such as those offered by the Company, thus potentially resulting in stalled market sales within the industry. The foregoing could result in a material adverse effect on the Company's business, operating results and financial condition.

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

  New Accounting Pronouncements. During October 1997, the Accounting Standards Executive Committee (AcSEC) of the American Institute of Certified Public Accountants issued Statement of Position (SOP) 97-2, Software Revenue Recognition. The SOP is effective for transactions entered into in fiscal years beginning after December 15, 1997. Different informal and unauthoritative interpretations of certain provisions of SOP 97-2 have arisen. AcSEC is already deliberating amendments to SOP 97-2, including deferral of the effective date of certain provisions of the SOP so AcSEC can develop and issue an interpretation regarding the applicability and the method of application of those provisions. Because of the uncertainties related to the outcome of these amendments, the impact on the future financial results of the Company is not currently determinable.

  In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. This Statement established standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The new rule requires that the Company (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The Company plans to adopt SFAS No. 130 in 1998.

  Also in June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997. This Statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," and amends SFAS No. 94, "Consolidation of all Majority-Owned Subsidiaries." This Statement requires annual financial statements and interim reports to disclose information about products and services, geographic areas and major customers based on a management approach. The management approach requires disclosing financial and descriptive information about an enterprise's reportable operating segments based on reporting information the way management organizes the segments for making business decisions and assessing performance. It also eliminates the requirement to disclose additional information about subsidiaries that were not consolidated. This new management approach may result in more information being disclosed than presently practiced and require new interim information not previously presented. The Company plans to adopt SFAS No. 131 in 1998 with impact only to the Company's disclosure information and not its results of operations.

  Revenue Recognition Process. The Company continually re-evaluates its programs, including specific license terms and conditions, to market its various current and future products and services. The Company may implement new programs which may include, among other things, specified and unspecified enhancements to its current and future product lines. Revenues associated with such enhancements may be recognized after the initial shipment or licensing of the software product or may be recognized over the product's life cycle. The timing of the implementation of such programs, the timing of the release of such enhancements as well as factors such as determining vendor-specific objective evidence of fair value of each element offered separately and whether upgrades and enhancements are defined as upgrade rights pursuant to SOP 97-2 will impact the timing of the

Company's recognition of revenues and related expenses associated with its products, related enhancements and services. Because of the uncertainties related to the outcome of the re-evaluation of its programs, the determination of vendor-specific objective evidence of fair value and whether upgrades and enhancements will be defined as upgrade rights pursuant to SOP 97-2, and its impact on revenue recognition, the Company cannot currently quantify the impact of such re-evaluation on its business, results of operations and financial condition.

  Product Returns and Price Reductions. The Company provides most of its distributors with product return rights for stock balancing or limited product evaluation. The Company also provides most of its distributors and resellers with price protection rights. The Company has established reserves for each of these circumstances where appropriate, based on historical trends and evaluation of current circumstances. Although the Company believes that it has adequate reserves to cover product returns, there can be no assurance that Citrix will not experience significant returns in the future or that such reserves will be adequate.

  International Operations. The Company's continued growth and profitability will require further expansion of its international operations. To successfully expand international sales, the Company will need to establish additional foreign operations, hire additional personnel and recruit additional international resellers. Such international operations are subject to certain risks, such as difficulties in staffing and managing foreign operations, dependence on independent relicensors, fluctuations in foreign currency exchange rates, compliance with foreign regulatory and market requirements, variability of foreign economic conditions and changing restrictions imposed by regulatory requirements, tariffs or other trade barriers or by United States export laws, costs of localizing products and marketing such products in foreign countries, longer accounts receivable payment cycles, potentially adverse tax consequences, including restrictions on repatriation of earnings and the burdens of complying with a wide variety of foreign laws.

  Fluctuations in Economic and Market Conditions. The demand for the Company's products depends in part upon the general demand for computer hardware and software, which fluctuates based on numerous factors, including capital spending levels and general economic conditions.

  Growth Rate. The Company's revenue growth rate in 1998 may not approach the levels attained in 1997 and 1996, which were high, due primarily to the introduction of WinFrame in late 1995. However, to the extent the Company's revenue growth continues, the Commpany believes that its cost of goods sold and certain operating expenses will also increase. Due to the fixed nature of a significant portion of such expenses, together with the possibility of slower revenue growth, the Company's income from operations and cash flows from operating and investing activities may decrease in 1998.

ITEM 8. FINANCIAL STATEMENTS AND SCHEDULES

  The Company's Financial Statements and Schedules, together with the auditors' report thereon, appear at pages F-1 through F-22 and S-1, respectively, of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  There have been no changes in or disagreements with accountants on accounting or financial disclosure matters during the Company's two most recent fiscal years.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1997.

ITEM 11. EXECUTIVE COMPENSATION.

  The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1997.

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

 EXHIBIT NO. DESCRIPTION
 ----------- -----------
 10.23(1)    Client Software License Agreement between the Company and Wyse
             Technology dated June 15, 1995
 10.24(1)    Client/Server Software License Agreement between the Company and
             Zenith Data Systems Corporation dated June 21, 1995
 10.25(1)    Form of Indemnification Agreement
 10.26(2)    Lease Agreement between Halmos Trading and Investment Company and the Company dated June 6, 1996
 10.27(3)    License, Development and Marketing Agreement dated July 19, 1996 between the Company and Microsoft Corporation
 10.28(4)    License, Development and Marketing Agreement dated May 9, 1997 between the Company and Microsoft Corporation
 21.1**      List of Subsidiaries
 23.1**      Consent of Ernst & Young LLP
 24.1**      Power of Attorney (Included in signature page)
 27.1**      Financial Data Schedule

--------
(1) Incorporated herein by reference to the exhibits to the Company's Registration Statement on Form S-1 (File No. 33-98542), as amended.
(2) Incorporated herein by reference to Exhibit 10 of the Company's Registration Statement on Form S-1 (File No. 333-4515), as amended.
(3) Incorporated herein by reference to Exhibit 10 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.
(4) Incorporated herein by reference to Exhibit 10 of the Company's Current Report on Form 8-K dated as of May 9, 1997.
* Indicates a management contract or any compensatory plan, contract or arrangement.
** Filed herewith.

  (B) REPORTS ON FORM 8-K.

    There were no reports on Form 8-K filed by the Company during the fourth quarter of 1997.

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

                             CITRIX SYSTEMS, INC.

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

The following consolidated financial statements of Citrix Systems, Inc. are included in Item 8:

  Consolidated Balance Sheets--December 31, 1997 and 1996

  Consolidated Statements of Income--Years ended December 31, 1997, 1996 and
  1995

  Consolidated Statements of Redeemable Convertible Preferred Stock and Common Stockholders' Equity (Deficit)--Years ended December 31, 1997, 1996 and 1995

  Consolidated Statements of Cash Flows--Years ended December 31, 1997, 1996 and 1995

  Notes to Consolidated Financial Statements--December 31, 1997

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

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Citrix Systems, Inc.

  We have audited the accompanying consolidated balance sheets of Citrix Systems, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of income, redeemable convertible preferred stock and common stockholders' (deficit) equity and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Citrix Systems, Inc. and its subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ Ernst & Young LLP

West Palm Beach, Florida
January 14, 1998, except for the second
paragraph of Note 18, the third paragraph of
Note 16, the first paragraph of Note 18 and the third paragraph of Note 18, as to which the dates are January 8, 1998, January 25,
1998, February 5, 1998 and February 25, 1998, respectively

                              CITRIX SYSTEMS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                           DECEMBER 31
                                                    --------------------------
                                                        1997          1996
                                                    ------------  ------------
ASSETS
Current assets:
  Cash and cash equivalents........................ $140,080,550  $ 99,135,049
  Short-term investments...........................   89,111,093    38,206,495
  Accounts receivable, net of allowances of
   $6,297,986 and $2,552,039 at December 31, 1997
   and 1996, respectively..........................   12,631,413     5,525,315
  Inventories......................................    2,273,196       696,336
  Prepaid expenses.................................    3,497,890       765,818
  Current portion of deferred tax assets...........   10,767,437     3,168,964
                                                    ------------  ------------
    Total current assets...........................  258,361,579   147,497,977
Property and equipment:
  Computer equipment under capital leases..........      365,725       365,725
  Computer equipment and software..................    4,106,360     1,099,012
  Office equipment and furniture...................    1,364,035       354,640
  Leasehold improvements...........................    2,906,417       739,111
                                                    ------------  ------------
                                                       8,742,537     2,558,488
  Less accumulated depreciation and amortization...   (2,064,284)     (476,929)
                                                    ------------  ------------
                                                       6,678,253     2,081,559
Long-term portion of deferred tax assets...........   16,763,680           --
Other assets, net..................................      864,513           --
                                                    ------------  ------------
                                                    $282,668,025  $149,579,536
                                                    ============  ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable................................. $    984,463  $    755,908
  Accrued royalties and other accounts payable to
   stockholder.....................................    3,043,836     1,524,126
  Other accrued expenses...........................   13,024,947     3,283,197
  Deferred revenue.................................    3,147,220     2,074,670
  Current portion of deferred revenues on contract
   with stockholder................................   15,000,000           --
  Current portion of capital lease obligations
   payable.........................................        8,396        82,434
  Income taxes payable.............................      236,410           --
                                                    ------------  ------------
    Total current liabilities......................   35,445,272     7,720,335
Long-term liabilities:
  Capital lease obligations payable................          --          8,217
  Deferred revenues on contract with stockholder...   50,375,000           --
                                                    ------------  ------------
    Total long-term liabilities....................   50,375,000         8,217
Commitments and contingency
Stockholders' equity:
  Preferred stock at $.01 par value: 5,000,000
   shares authorized, none issued and outstanding..          --            --
  Common stock at $.001 par value: 60,000,000
   shares authorized; 41,473,088 and 40,020,354
   issued and outstanding at 1997 and 1996,
   respectively....................................       41,473        40,020
  Additional paid-in capital.......................  148,747,326   135,110,115
  Retained earnings................................   48,058,954     6,700,849
                                                    ------------  ------------
    Total stockholders' equity.....................  196,847,753   141,850,984
                                                    ------------  ------------
                                                    $282,668,025  $149,579,536
                                                    ============  ============

                            See accompanying notes.

                              CITRIX SYSTEMS, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                  YEAR ENDED DECEMBER 31
                                           ------------------------------------
                                               1997        1996        1995
                                           ------------ ----------- -----------
Revenues:
  Net revenues from unrelated parties..... $114,307,807 $44,527,082 $14,567,922
  Net revenues attributable to a
   stockholder............................    9,625,000         --          --
                                           ------------ ----------- -----------
Net revenues..............................  123,932,807  44,527,082  14,567,922
                                           ------------ ----------- -----------
Cost of goods sold:
  Cost of goods sold from unrelated
   parties................................   11,264,941   5,098,975   1,955,838
  Cost of goods sold on contract with
   stockholder............................    1,039,112         --          --
                                           ------------ ----------- -----------
Total cost of goods sold..................   12,304,053   5,098,975   1,955,838
                                           ------------ ----------- -----------
Gross margin..............................  111,628,754  39,428,107  12,612,084
Operating expenses:
  Research and development................    6,947,872   3,843,162   2,343,313
  Sales, marketing and support............   35,351,495  13,741,474   6,669,560
  General and administrative..............   10,651,408   4,125,760   1,784,011
  Purchased research and development......    3,950,000         --          --
                                           ------------ ----------- -----------
Total operating expenses..................   56,900,775  21,710,396  10,796,884
                                           ------------ ----------- -----------
Income from operations....................   54,727,979  17,717,711   1,815,200
Interest income, net......................    9,894,059   4,545,176     172,915
                                           ------------ ----------- -----------
Income before income taxes................   64,622,038  22,262,887   1,988,115
Income taxes..............................   23,263,933   3,561,507      93,100
                                           ------------ ----------- -----------
Net income................................ $ 41,358,105 $18,701,380 $ 1,895,015
                                           ============ =========== ===========
Earnings per common share:
  Basic earnings per share................ $      1 .01 $     0 .50 $      0.07
                                           ============ =========== ===========
  Weighted average shares outstanding.....   40,861,046  37,770,779  27,013,593
                                           ============ =========== ===========
Earnings per common share-assuming
 dilution:
  Diluted earnings per share.............. $      0 .95 $     0 .46 $     0 .06
                                           ============ =========== ===========
  Weighted average shares outstanding.....   43,630,947  40,904,813  30,369,636
                                           ============ =========== ===========


                            See accompanying notes.

                      (THIS PAGE INTENTIONALLY LEFT BLANK)

                              CITRIX SYSTEMS, INC.

          CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED
                STOCK AND COMMON STOCKHOLDERS' EQUITY (DEFICIT)

                                         REDEEMABLE CONVERTIBLE PREFERRED STOCK
                         ---------------------------------------------------------------------------
                                SERIES A                  SERIES B                 SERIES C
                         ------------------------  -----------------------  ------------------------
                           SHARES       AMOUNT       SHARES      AMOUNT       SHARES       AMOUNT
                         ----------  ------------  ----------  -----------  ----------  ------------
Balance at December 31,
 1994...................  3,039,000  $  4,444,160   2,431,200  $ 3,756,581   3,455,173  $  5,608,386
 Exercise of stock
  options...............
 Repurchase and
  cancellation of common
  stock previously
  issued................
 Accretion to redemption
  value.................               10,275,789                7,788,333                10,303,373
 Restoration of previous
  accretion.............              (11,680,949)              (8,505,914)              (10,901,759)
 Exercise of warrants...                                                        66,661           450
 Issuance of common
  stock through public
  offering (net of
  offering costs of
  $4,237,717)...........
 Conversion of preferred
  stock to common
  stock................. (3,039,000)   (3,039,000) (2,431,200)  (3,039,000) (3,521,834)   (5,010,450)
 Net income.............
                         ----------  ------------  ----------  -----------  ----------  ------------
Balance at December 31,
 1995...................        --            --          --           --          --            --
 Exercise of stock
  options...............
 Exercise of warrants...
 Common stock issued
  under employee stock
  purchase plan.........
 Issuance of common
  stock through public
  offering (net of
  offering costs of
  $4,148,056)...........
 Tax benefit from
  employer stock plans..
 Net income.............
                         ----------  ------------  ----------  -----------  ----------  ------------
Balance at December 31,
 1996...................        --            --          --           --          --            --
 Exercise of stock
  options...............
 Repurchase and
  cancellation of common
  stock previously
  issued................
 Common stock issued
  under employee stock
  purchase plan.........
 Tax benefit from
  employer stock plans..
 Net income.............
                         ----------  ------------  ----------  -----------  ----------  ------------
Balance at December 31,
 1997...................        --   $        --          --   $       --          --   $        --
                         ==========  ============  ==========  ===========  ==========  ============


                            See accompanying notes.

                                  COMMON STOCKHOLDERS' EQUITY (DEFICIT)
------------------------  --------------------------------------------------------
       SERIES D              COMMON STOCK       ADDITIONAL
------------------------  -------------------    PAID-IN       RETAINED EARNINGS
  SHARES       AMOUNT       SHARES    AMOUNT     CAPITAL     (ACCUMULATED DEFICIT)
-----------  -----------  ----------  -------  ------------  ---------------------
  2,594,168  $ 4,799,213   3,261,549  $ 3,262  $        --       $(16,476,739)
                             469,914      470        48,479
                             (52,500)     (53)       (4,804)
               6,167,449                            (29,360)      (34,505,584)
              (6,167,449)                           169,294        37,086,777
                           8,625,000    8,625    38,878,658
(2,594,168)   (4,799,213) 23,172,411   23,172    15,864,491
                                                                    1,895,015
-----------  -----------  ----------  -------  ------------      ------------
        --           --   35,476,374   35,476    54,926,758       (12,000,531)
                             819,305      819       332,292
                             145,056      145           (48)
                              32,288       32       224,672
                           3,547,331    3,548    73,298,478
                                                  6,327,963
                                                                   18,701,380
-----------  -----------  ----------  -------  ------------      ------------
        --           --   40,020,354   40,020   135,110,115         6,700,849
                           1,443,938    1,444     2,720,724
                              (1,443)      (1)         (901)
                              10,239       10       241,765
                                                 10,675,623
                                                                   41,358,105
-----------  -----------  ----------  -------  ------------      ------------
        --   $       --   41,473,088  $41,473  $148,747,326      $ 48,058,954
===========  ===========  ==========  =======  ============      ============

                             CITRIX SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              YEAR ENDED DECEMBER 31
                                      ----------------------------------------
                                          1997           1996         1995
                                      -------------  ------------  -----------
OPERATING ACTIVITIES
Net income..........................  $  41,358,105  $ 18,701,380  $ 1,895,015
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
  Depreciation and amortization.....      1,711,763       375,720      185,157
  Tax benefit related to the
   exercise of non-statutory stock
   options and disqualified
   dispositions of incentive stock
   options..........................     10,675,623     6,327,963          --
  Deferred tax assets...............    (24,362,153)   (3,168,964)         --
  Provision for doubtful accounts...      1,398,608       624,427      241,253
  Provision for product returns.....      2,671,403     1,318,869      311,469
  Purchased research and
   development......................      3,950,000           --           --
  Changes in operating assets and
   liabilities:
    Accounts receivable.............    (12,111,977)   (5,140,099)  (1,425,755)
    Inventories.....................     (1,550,335)     (502,313)     (65,176)
    Prepaid expenses................     (2,732,072)     (535,503)    (130,003)
    Other assets....................            --         59,941      (59,941)
    Interest on note receivable from
     officer........................            --         28,910       (8,090)
    Deferred revenue................      1,072,550       852,902      813,647
    Deferred revenue on contract
     with stockholder...............     65,375,000           --           --
    Accounts payable................        228,555       209,642      256,087
    Accrued royalties and other
     accounts payable to
     stockholder....................      1,519,710     1,002,609      165,077
    Income taxes payable............        236,410       (93,100)      93,100
    Other accrued expenses..........      8,243,471     2,145,719      526,970
                                      -------------  ------------  -----------
Net cash provided by operating
 activities.........................     97,684,661    22,208,103    2,798,810
INVESTING ACTIVITIES
Purchases of short-term
 investments........................   (126,536,385)  (38,206,495)         --
Proceeds from sale of short-term
 investments........................     75,631,787           --           --
Cash paid for acquisition...........     (2,610,962)          --           --
Purchases of property and
 equipment..........................     (6,104,386)   (2,155,284)     (62,282)
Proceeds from note receivable from
 officer............................            --        100,000          --
                                      -------------  ------------  -----------
Net cash used in investing
 activities.........................    (59,619,946)  (40,261,779)     (62,282)
FINANCING ACTIVITIES
Net proceeds from issuance of common
 stock..............................      2,963,943    73,859,938   38,936,681
Repurchase of common stock
 previously issued..................           (902)          --        (4,856)
Proceeds from line of credit........            --            --       600,000
Payment on line of credit...........            --            --      (600,000)
Payments on capital lease
 obligations........................        (82,255)     (142,704)    (109,643)
                                      -------------  ------------  -----------
Net cash provided by financing
 activities.........................      2,880,786    73,717,234   38,822,182
                                      -------------  ------------  -----------
Increase in cash and cash
 equivalents........................     40,945,501    55,663,558   41,558,710
Cash and cash equivalents at
 beginning of year..................     99,135,049    43,471,491    1,912,781
                                      -------------  ------------  -----------
Cash and cash equivalents at end of
 year...............................  $ 140,080,550  $ 99,135,049  $43,471,491
                                      =============  ============  ===========
                                              YEAR ENDED DECEMBER 31
                                      ----------------------------------------
                                          1997           1996         1995
                                      -------------  ------------  -----------
SUPPLEMENTAL DISCLOSURES OF NON-CASH
 INVESTING AND FINANCING ACTIVITIES
Property and equipment acquired
 under capital lease................  $         --   $        --   $   211,338
                                      =============  ============  ===========

SUPPLEMENTAL CASH FLOW INFORMATION

  The Company paid income taxes of approximately $37,976,000 in 1997 and $829,000 in 1996. Additionally, the Company paid interest of approximately $9,000, $19,000 and $36,000 during the years ended December 31, 1997, 1996 and 1995, respectively.


                            See accompanying notes.

                             CITRIX SYSTEMS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1997

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

  The Company has formed wholly-owned subsidiaries, primarily in Europe and the Asia-Pacific region, for the purpose of expanding its international presence.

2. SIGNIFICANT ACCOUNTING POLICIES

 Consolidation Policy

  The consolidated financial statements of the Company include the accounts of its wholly-owned subsidiaries. All significant transactions between the Company and its subsidiaries have been eliminated in consolidation.

 Cash and Cash Equivalents

  For the purposes of the consolidated statements of cash flows, cash and cash equivalents include marketable securities which are primarily commercial paper, government securities, corporate notes, bonds and paper and money market funds consisting of various instruments with contractual maturities of three months or less. The Company minimizes its credit risk associated with cash and cash equivalents by using high quality credit instruments.

 Short-Term Investments

  Short-term investments at December 31, 1997 primarily consist of various government securities and commercial paper. The Company minimizes its credit risk associated with short-term investments by using high quality credit instruments. The Company follows the provisions of Statement of Financial Accounting Standards Board No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (FASB No. 115). FASB No. 115 requires investments to be classified based on management's intent in three categories: held-to-maturity securities, available-for-sale securities and trading securities. Held-to-maturity securities are recorded at amortized cost. Available-for-sale securities are recorded at market value with unrealized gains and losses reported as a separate component of stockholders' equity. Trading securities are recorded at market value with unrealized gains and losses reported in earnings. The Company classifies its short-term investments as available-for-sale securities. The average contractual maturity of the Company's short-term investments does not exceed ten months. Substantially all of the Company's short-term investments had a contractual maturity of 12 months or less.

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

                             CITRIX SYSTEMS, INC.

                               DECEMBER 31, 1997


 Inventories

  Inventories, consisting primarily of finished goods, are stated at the lower of cost (determined by the first-in, first-out method) or market.

 Property and Equipment

  Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which is approximately three years for computer equipment, software, office equipment and furniture, and approximately five years for leasehold improvements. Assets under capital lease are amortized over the shorter of the asset life or the remaining lease term which is approximately 30 months. Amortization of assets under capital lease is included in depreciation expense. Accumulated amortization of computer equipment under capital leases approximated $360,000 and $280,000 at December 31, 1997 and 1996, respectively.

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

  The Company provides most of its distributors and resellers with product return rights for stock balancing and price protection rights. Stock balancing rights permit distributors and resellers to return products to the Company for credit within specified limits and subject to ordering an equal amount of the Company's products. Price protection rights require that the Company grant retroactive price adjustments for inventories of the Company's products held by distributors or resellers if the Company lowers its prices for such products. Allowances for product returns amounted to approximately $4,599,000 and $1,928,000 at December 31, 1997 and 1996, respectively. The Company has not and has no plan to reduce its prices for inventory currently held by distributors or resellers; accordingly, there are no reserves for price protection at December 31, 1997 and 1996.

  During the year, the Company entered into a License, Development and Marketing Agreement (the "Development Agreement") with a stockholder. Pursuant to the terms of the Development Agreement, the Company received an aggregate of $75 million as a non-refundable royalty payment and for engineering and support services to be rendered by the Company. This initial fee is being recognized ratably over the term of the five year contract.

  Revenue from training programs and software maintenance, service and support arrangements totaling $4,289,705, $1,474,106 and $591,368 for the years ended December 31, 1997, 1996 and 1995, respectively, is

                             CITRIX SYSTEMS, INC.

                               DECEMBER 31, 1997

recognized when the services are provided. Such items are included in net revenue. The costs of providing training and services are included in sales, marketing and support expenses.

 Cost of Goods Sold

  All development costs incurred in connection with the Development Agreement are expensed as incurred as a separate component of cost of goods sold.

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

 Advertising Expense

  The Company expenses advertising costs as incurred. The Company recognized advertising expenses of $4,551,000, $1,733,000 and $576,000 during the years ended December 31, 1997, 1996 and 1995, respectively. These amounts are included in sales, marketing and support expenses. The Company did not incur any direct response advertising cost, as defined by SOP 93-7, "Reporting on Advertising Costs," during 1997, 1996 or 1995.

 Income Taxes

  Deferred income tax assets and liabilities are determined based upon differences between the financial statement and income tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

 Software Development Costs

  FASB No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" requires software development costs to be capitalized upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment by management with respect to certain external factors such as anticipated future revenue, estimated economic life, and changes in software and hardware technologies. Capitalizable software development costs have not been significant and have been expensed as incurred.

 Risks and Uncertainties

  The Company's operating results and financial condition have varied and may in the future vary significantly depending on a number of factors. The following factors may have a material adverse effect upon the Company's business, results of operations and financial conditions.

  Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. While the Company believes that such estimates are fair when considered

                             CITRIX SYSTEMS, INC.

                               DECEMBER 31, 1997

in conjunction with the consolidated financial position and results of operations taken as a whole, the actual amount of such estimates when known may vary from these estimates.

  Reliance Upon Strategic Relationship

  A stockholder is the leading provider of desktop operating systems. The Company is dependent upon the license of certain key technology from this stockholder including certain source and object code licenses, technical support and other materials. The Company is also dependent on its strategic alliance agreement with this stockholder which provides for cooperation in the development of technologies for advanced operating systems, and the promotion of advanced application program interfaces. Additionally, this stockholder, has significantly greater financial, technical, sales and marketing and other resources than the Company.

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

  New Product Enhancements and Technical Changes

  The market for the Company's products is relatively new and is characterized by rapid technological change, evolving industry standards, changes in end-user requirements and frequent new product introductions and enhancements, including enhancements to certain key technology licensed from a stockholder. The Company believes it will incur additional costs and royalties associated with the development, licensing, or acquisition of new technologies or enhancements to existing products which will increase the Company's costs of good sold and operating expenses.

 Accounting for Stock-Based Compensation

  Statement of Financial Accounting Standard (SFAS) No. 123, "Accounting for Stock-Based Compensation," became effective January 1, 1996. The new standard defines a fair value method of accounting for issuance of stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Pursuant to SFAS No. 123, companies are encouraged, but are not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," (APB Opinion 25) but would be required to disclose in a note to the consolidated financial statements pro forma net income and per share amounts as if the Company had applied the new method of accounting.

  The Company applies APB Opinion 25 and related interpretations in accounting for its plans and has complied with the disclosure requirements of SFAS No. 123.

 Earnings Per Share

  In 1997, the Financial Accounting Standard Board issued Statement No. 128, "Earnings per Share." Statement 128 replaced the calculation of primary and fully diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities.

                             CITRIX SYSTEMS, INC.

                               DECEMBER 31, 1997

Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements.

  Dilutive common stock equivalents consist of warrants and stock options (calculated using the treasury stock method in 1997, 1996 and 1995). All common share and per share data, except par value per share, have been retroactively adjusted to reflect the two-for-three stock split of the Company's Common Stock effective December 7, 1995, the two-for-one stock split of the Company's Common Stock effective June 4, 1996 and the three-for-two stock split of the Company's Common Stock effective subsequent to December 31, 1997, which are further discussed in Note 16.

 Reclassifications

  Certain reclassifications to the prior years' financial statements have been made to conform to the current year's presentation.

3. ACQUISITION

  On October 2, 1997, the Company completed its acquisition of DataPac Australasia Pty Limited for approximately $5.0 million. Based on appraised value, a portion of the purchase price was allocated to purchased research and development which had not reached technological feasibility and had no alternative future use. The allocation resulted in a pre-tax charge of approximately $4.0 million to the Company's operations in the fourth quarter of 1997.

4. CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

  The summary of cash and cash equivalents and short-term investments consist of the following:

                                                             DECEMBER 31
                                                       ------------------------
                                                           1997        1996
                                                       ------------ -----------
   Cash and cash equivalents:
     Cash............................................. $ 16,800,033 $ 9,065,924
     Commercial paper.................................   57,827,381   3,997,100
     Money market funds...............................    3,063,048   7,162,420
     Certificates of deposit..........................          --      600,000
     Government securities............................   43,519,541  63,409,605
     Corporate notes, bonds and paper.................   18,870,547  14,900,000
                                                       ------------ -----------
       Cash and cash equivalents...................... $140,080,550 $99,135,049
                                                       ============ ===========
   Short-term investments:
     Treasury bills................................... $  8,007,160 $       --
     Commercial paper.................................   25,661,121   3,461,450
     Corporate notes, bonds and paper.................    7,098,153   3,655,731
     Government securities............................   48,344,659  31,089,314
                                                       ------------ -----------
       Short-term investments......................... $ 89,111,093 $38,206,495
                                                       ============ ===========

  The carrying value of each marketable security including cash and cash equivalents and short-term investments approximate their fair value. The fair values of cash and cash equivalents and short-term investments are based primarily on quoted market prices for such financial instruments.

                             CITRIX SYSTEMS, INC.

                               DECEMBER 31, 1997


5. OTHER ACCRUED EXPENSES

  Other accrued expenses consist of the following:

                                                              DECEMBER 31
                                                         ----------------------
                                                            1997        1996
                                                         ----------- ----------
   Accrued employee benefits............................ $ 2,104,102 $1,033,000
   Accrued sales commissions............................     321,145    161,489
   Accrued cooperative advertising......................   6,120,178  1,190,762
   Other................................................   4,479,522    897,946
                                                         ----------- ----------
                                                         $13,024,947 $3,283,197
                                                         =========== ==========

6. LEASE CREDIT LINE

  The Company has available a $500,000 lease credit facility. During the year ended December 31, 1995, the Company leased approximately $211,000 of computer equipment and software under the terms of this facility. The leases are collateralized by the related equipment. These leases have been accounted for as capitalized lease obligations and are for a term of 30 months. An average interest rate of 9.5% is implicit in the leases. The related computer equipment is included in property and equipment.

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
                                                                     ----------
                                                                     $1,261,937
                                                                     ==========

  No shares of preferred stock were issued during 1997, 1996 or 1995. Prior to October 1995, the carrying value of the Company's Redeemable Convertible Preferred Stock (the Preferred Stock) was equal to the original issuance proceeds from the various series plus periodic accretions to redemption value. In October 1995, the terms of the Preferred Stock were amended to provide that the redemption price be equal to the original purchase price of the Preferred Stock plus any declared Preferred Stock dividends. As a result of this amendment, the Company restored all previously accreted amounts.

  On December 7, 1995, all outstanding preferred stock was converted into the Company's Common Stock at a ratio of three shares of preferred stock for two shares of Common Stock.

  Dividends on all series of the Preferred Stock are determined solely by the Board of Directors and are noncumulative. No dividends have been declared as of December 31, 1997.

  The Company has issued warrants to purchase 48,000 shares of Series B Redeemable Convertible Preferred Stock at an exercise price of $1.25 per share and warrants to purchase 27,586, 25,966 and 51,928 shares of Series C Redeemable Convertible Preferred Stock at an exercise price of $1.45 per share. The warrants expire on June 7, 1998, March 13, 2000, November 2, 1997 and January 25, 1998, respectively. Upon the consummation of the Company's initial public offering and the automatic conversion of the Redeemable Convertible Preferred Stock,

                             CITRIX SYSTEMS, INC.

                               DECEMBER 31, 1997

the warrants became exercisable on a three-for-one basis into the Company's Common Stock (adjusted to reflect the stock splits discussed in Note 16) at an exercise price of $ .63 per common share for the Series B warrants and $.73 per common share for the Series C warrants. The exercise price of the outstanding warrants is subject to adjustment in the event of recapitalizations, reorganizations, stock splits and combinations and in the event of dilutive issuances of capital stock by the Company.

  On December 7, 1995, 77,914 warrants to purchase Series C Redeemable Convertible Preferred Stock were exercised, of which 77,604 warrants were exercised on a net basis to obtain 68,350 shares of Preferred Stock. Upon the automatic conversion of the Preferred Stock into Common Stock, the Company issued 133,329 shares of Common Stock to the former warrant holders.

8. STOCKHOLDERS' EQUITY

 Stock Compensation Plans

  As of December 31, 1997, the Company has four stock-based compensation plans, which are described below. As mentioned in Note 2, the Company applies APB Opinion 25 and Related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock plans and its stock purchase plan. Had compensation cost for the Company's four stock-based compensation plans been determined based on the fair value at the grant dates for grants under those plans consistent with the method of FASB Statement 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                1997        1996        1995
                                             ----------- ----------- ----------
   Net income
     As reported............................ $41,358,105 $18,701,380 $1,895,015
                                             =========== =========== ==========
     Pro forma.............................. $33,015,715 $16,643,951 $1,895,015
                                             =========== =========== ==========
   Basic earnings per share
     As reported............................ $      1.01 $      0.50 $     0.07
                                             =========== =========== ==========
     Pro forma.............................. $      0.81 $      0.44 $     0.07
                                             =========== =========== ==========
   Diluted earnings per share
     As reported............................ $      0.95 $      0.46 $     0.06
                                             =========== =========== ==========
     Pro forma.............................. $      0.76 $      0.41 $     0.06
                                             =========== =========== ==========

  The fair value of each option is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions used:

                                                         1997 GRANTS 1996 GRANTS
                                                         ----------- -----------
   Dividend yield.......................................    none        none
   Expected volatility factor...........................     0.7         0.8
   Approximate risk free interest rate..................     5.5%        5.5%
   Expected lives.......................................  4.8 years    5 years

  Substantially all of the options granted during 1995 were granted prior to the Company's initial public offering and the value of such options are deemed to approximate their fair value, as defined pursuant to SFAS

                             CITRIX SYSTEMS, INC.

                               DECEMBER 31, 1997

No. 123. Because the determination of the fair value of all options is based on the assumptions described in the preceding paragraph, and because additional option grants are expected to be made each year, the above proforma disclosures are not representative of proforma effects on reported net income or loss for future years.

  Fixed Stock Option Plans

  The Company's 1995 Stock Plan (the 1995 Plan) was adopted by the Board on September 28, 1995 and approved by the Company's stockholders in October 1995. The 1995 Plan provides for the issuance of a maximum of 9,000,000 shares of Common Stock, plus, effective January 1, 1997 and each year thereafter, a number of shares of Common Stock equal to 5% of the total number of shares of Common Stock issued and outstanding as of December 31 of the preceding year, up to a maximum of 15,000,000 shares. Under the terms of the 1995 Plan, the Company is authorized to grant incentive stock options (ISOs) and nonqualified stock options (NSOs), make stock awards and provide the opportunity to purchase stock to employees, directors and officers and consultants of the Company. Under the 1995 Plan, ISOs may be granted at exercise prices no less than market value at the date of grant, except for ISOs granted to employees who own more than 10% of the Company's combined voting power, for which the exercise prices will be no less than 110% of the market value at the date of grant. NSOs, stock awards or stock purchases may be granted or authorized, as applicable, at prices no less than the minimum legal consideration required. ISOs and NSOs expire ten years from the date of grant. All options are exercisable upon vesting. The options vest at a rate of 25.00% of the shares underlying the option one year from the date of grant and at a rate of 2.08% monthly thereafter. The 1995 Non-Employee Director Stock Option Plan (the Director Option Plan) was adopted by the Board of Directors on September 28, 1995 and approved by the Company's stockholders in October 1995. The Director Option Plan provides for the grant of options to purchase a maximum of 900,000 shares of Common Stock of the Company to nonemployee directors of the Company.

  In April 1997, certain options previously granted during 1996 under the 1995 Option Plan were amended by reducing the exercise prices under the options to $9.96 (which was the last sale price of the Company's Common Stock on the Nasdaq on the date of the repricing). The options before amendment provided the right to acquire up to 1,462,650 shares of Common Stock at exercise prices ranging from $10.67 to $28.67 per share. In addition, employees electing to reprice their options agreed to a change in vesting which provided for a six month delay in the vesting schedule of each grant which was repriced. The Compensation Committee offered the option reprice because the Committee felt that due to changed circumstances, including the reduction in the trading price of the Company's Common Stock, the options were no longer providing the incentive they were designed to provide.

  Under the Director Option Plan, each director who is not also an employee of the Company and who is first elected as a director after the date of the Company's initial public offering will receive, upon the date of his or her initial election, an option to purchase 45,000 shares of Common Stock. Options granted under the Director Option Plan will vest as to 33.33% one year from the date of grant and will vest as to an additional 2.78% monthly thereafter. In addition, on each three-year anniversary of such director's first election to the Board of Directors, such director will receive an additional option to purchase 45,000 shares of Common Stock, vesting in accordance with the aforementioned schedule, provided that such director continues to serve on the Board of Directors at the time of grant. All options granted under the Director Option Plan will have an exercise price equal to the fair market value of the Common Stock on the date of grant and a term of ten years from the date of grant. Options are exercisable to the extent vested only while the optionee is serving as a director of the Company or within 90 days after the optionee ceases to serve as a director of the Company.

  On July 11, 1989, the Company adopted its 1989 Stock Option Plan (the 1989
Plan). The 1989 Plan, as amended, permitted the Company to grant ISOs and NSOs to purchase up to 6,314,136 shares of the Company's

                             CITRIX SYSTEMS, INC.

                               DECEMBER 31, 1997

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

  A summary of the status and activity of the Company's three fixed stock option plans is as follows:

                                           YEAR ENDED DECEMBER 31
                          ------------------------------------------------------------
                                 1997                 1996                1995
                          -------------------- ------------------- -------------------
                                      WEIGHTED            WEIGHTED            WEIGHTED
                                      AVERAGE             AVERAGE             AVERAGE
                                      EXERCISE            EXERCISE            EXERCISE
                            SHARES     PRICE    SHARES     PRICE    SHARES     PRICE
                          ----------  -------- ---------  -------- ---------  --------
Outstanding at beginning
 of year................   4,845,057   $11.29  3,447,726   $ 0.61  3,475,974   $0.19
  Granted...............   2,276,738    28.13  2,266,729    23.37    756,789    2.13
  Exercised.............  (1,434,701)    1.93   (819,155)    0.41   (469,995)   0.11
  Forfeited.............    (117,276)   14.08    (50,243)    0.96   (315,042)   0.29
                          ----------           ---------           ---------
Outstanding at end of
 year...................   5,569,818    16.82  4,845,057    11.29  3,447,726    0.61
                          ==========           =========           =========
Options exercisable at
 end of year............   1,434,045     3.86  2,544,582     0.62  3,447,726    0.61
                          ==========           =========           =========
Weighted-average fair
 value of options
 granted during the
 year...................               $17.70              $15.75              $2.13

  Information about fixed stock options outstanding as of December 31, 1997 is as follows:

                                      OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                          -------------------------------------------- -------------------------------
                                             WEIGHTED                    OPTIONS
                               OPTIONS        AVERAGE                  EXERCISABLE
                             OUTSTANDING     REMAINING     WEIGHTED         AT         WEIGHTED
                                 AT         CONTRACTUAL    AVERAGE     DECEMBER 31,    AVERAGE
RANGE OF EXERCISE PRICES  DECEMBER 31, 1997    LIFE     EXERCISE PRICE     1997     EXERCISE PRICE
------------------------  ----------------- ----------- -------------- ------------ --------------
$0.05 to $7.67..........      1,273,582        6.51         $ 1.06      1,213,282       $ 0.78
$9.96 to $9.96..........      1,583,319        8.76         $ 9.96         26,886       $ 9.96
$10.00 to $31.33........      2,039,042        9.17         $25.51        193,877       $22.25
$31.92 to $45.33........        673,875        9.79         $36.42            --        $  --
                              ---------        ----         ------      ---------       ------
                              5,569,818        8.52         $16.82      1,434,045       $ 3.86
                              =========                                 =========

  Stock Purchase Plan

  The 1995 Employee Stock Purchase Plan (the 1995 Purchase Plan) was adopted by the Board of Directors on September 28, 1995 and approved by the Company's stockholders in October 1995. The 1995 Purchase Plan took effect upon completion of the Company's initial public offering. The 1995 Purchase Plan provides for the issuance of a maximum of 2,250,000 shares of Common Stock pursuant to the exercise of nontransferable options granted to participating employees. All U.S.-based employees of the Company, whose customary employment is 20 hours or more per week and more than 5 months in any calendar year and who have completed at least one year of employment are eligible to participate in the 1995 Purchase Plan. Employees who would

                             CITRIX SYSTEMS, INC.

                               DECEMBER 31, 1997

immediately after the grant own 5% or more of the Company's Common Stock and directors who are not employees of the Company may not participate in the 1995 Purchase Plan. To participate in the 1995 Purchase Plan, an employee must authorize the Company to deduct an amount (not less than 1% nor more than 5% of a participant's total cash compensation) from his or her pay during six-month periods (each a Plan Period), the first such period commenced upon the date of the Company's initial public offering and to end on the last market trading day on or before June 30, 1996. The maximum number of shares of Common Stock an employee may purchase in any Plan Period is 1,500 shares subject to certain other limitations. The exercise price for the option for each Plan Period is 85% of the lesser of the market price of the Common Stock on the first or last business day of the Plan Period. If an employee is not a participant on the last day of the Plan Period, such employee is not entitled to exercise his or her option, and the amount of his or her accumulated payroll deductions will be refunded. An employee's rights under the 1995 Purchase Plan terminate upon his or her voluntary withdrawal from the 1995 Purchase Plan at anytime or upon termination of employment. Under the 1995 Purchase Plan, the Company issued 10,239 and 32,288 shares in 1997 and 1996, respectively.

 Common Stock

  The Company has reserved for future issuance 15,185,167 shares of Common Stock for the exercise of stock options outstanding or available for grant.

  In September 1995, the stockholders approved an increase in authorized Common Stock from 16,750,000 shares, $0.001 par value per share to 30,000,000 shares, $0.001 par value per share.

  In December 1995, the Company issued 8,625,000 shares in connection with the initial public offering of its Common Stock. In June 1996, the Company issued an additional 3,547,332 shares in connection with the second public offering of its common stock.

  On May 17, 1996, the stockholders approved an increase in authorized Common Stock from 30,000,000 shares, $0.001 par value per share to 60,000,000 shares, $0.001 par value per share.

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

  Rental expense for the years ended December 31, 1997, 1996 and 1995 totaled approximately $715,000, $620,000 and $327,000 respectively. Lease commitments under these noncancelable operating leases for the years ended December 31 are as follows:

   1998............................................................. $1,754,046
   1999.............................................................  1,900,037
   2000.............................................................  1,922,636
   2001.............................................................  1,577,934
   2002.............................................................    743,569
   Thereafter.......................................................    176,315
                                                                     ----------
   Total future minimum lease payments.............................. $8,074,537
                                                                     ==========

                             CITRIX SYSTEMS, INC.

                               DECEMBER 31, 1997

10. INCOME TAXES

  Income tax expense consists of the following:

                                                  YEAR ENDED DECEMBER 31
                                             ----------------------------------
                                                 1997         1996       1995
                                             ------------  -----------  -------
   Current:
     Federal................................ $ 39,613,000  $ 5,868,000  $93,000
     Foreign................................      565,000          --       --
     State..................................    7,448,000      863,000      --
                                             ------------  -----------  -------
   Total current............................   47,626,000    6,731,000   93,000
   Deferred.................................  (24,362,000)  (3,169,000)     --
                                             ------------  -----------  -------
     Total income tax expense............... $ 23,264,000  $ 3,562,000  $93,000
                                             ============  ===========  =======

  At December 31, 1997, the Company had no tax credits available for future use.

  The significant components of the Company's deferred income taxes are approximately as follows:

                                                             DECEMBER 31
                                                        ----------------------
                                                           1997        1996
                                                        ----------- ----------
   Deferred tax assets:
     Tax credits....................................... $       --  $  607,000
     Revenue deferred for book but not for tax
      purposes.........................................  22,087,000    809,000
     Accounts receivable allowances....................   2,364,000    995,000
     Other.............................................   3,080,000    758,000
                                                        ----------- ----------
                                                        $27,531,000 $3,169,000
                                                        =========== ==========

  During 1997, the Company generated and utilized approximately $1,492,000 of research and development tax credits. The Company also utilized all available research and development and alternative minimum tax credit carryforwards of approximately $535,000 and $72,000, respectively. At December 31, 1997, the Company had no tax credits available for future use.

  There was no change in the valuation allowance for deferred tax assets for the year ended December 31, 1997. The Company's net change in its valuation allowance for the years ended December 31, 1996 and 1995 was a decrease of $5,072,000 and $624,000, respectively.

  The differences between the provision for income taxes and the amount which results from applying the federal and state statutory tax rate of 39% in 1997 and 1996 and 38% in 1995, to income before income taxes are as follows:

                                  YEAR ENDED DECEMBER 31
                             -----------------------------------
                                1997         1996        1995
                             -----------  -----------  ---------
   Federal and state income
    tax expense............  $25,560,000  $ 8,683,000  $ 755,000
   Foreign sales
    corporation benefits...     (957,000)     (95,000)       --
   Other permanent
    differences............      180,000       98,000        --
   Tax credits.............   (1,492,000)         --         --
   Change in valuation
    allowance..............          --    (5,072,000)  (624,000)
   Other...................      (27,000)     (52,000)   (38,000)
                             -----------  -----------  ---------
                             $23,264,000  $ 3,562,000  $  93,000
                             ===========  ===========  =========

                             CITRIX SYSTEMS, INC.

                               DECEMBER 31, 1997


11. BENEFIT PLAN

  The Company has a 401(k) benefit plan allowing an employee to contribute up to a maximum of 15% of gross salary, limited to the maximum allowed by the Internal Revenue Service. To date, the Company has made no contributions to the Plan.

12. SIGNIFICANT CUSTOMERS

  The Company had net revenue attributed to individual customers in excess of 10% of total net sales as follows:

                                                        YEAR ENDED DECEMBER 31
                                                        -------------------------
                                                         1997     1996     1995
                                                        -------  -------  -------
   Customer A..........................................     17%      22%      22%
   Customer B..........................................      9%      12%       6%

13. RELATED PARTY TRANSACTIONS

  An entity which held a greater than 5% interest in the Company at December 31, 1997 and 1996 is a party to one of the licensing agreements discussed in
Note 2. The Company recognized $7,789,000, $3,461,000 and $962,000 of royalty expense in cost of sales and $-0-, $-0- and $60,000 of offsetting royalty credits in net revenue in the years ended December 31, 1997, 1996 and 1995, respectively, and has accrued royalties and other accounts payable of $3,044,000 and $1,524,000 at December 31, 1997 and 1996, respectively, in connection with this agreement.

  The Company and this entity also entered into a License, Development and Marketing Agreement (the "Development Agreement") which provides for the licensing to the entity of certain of the Company's technology. Pursuant to the terms of the Development Agreement, the Company received an aggregate of $75 million as a non-refundable initial fee. Additionally, the Company will be eligible to receive royalty payments of up to an additional $100 million based on the release and shipment of the jointly developed products. The Company has recognized approximately $9.6 million in 1997 in connection with the Development Agreement.

  During 1991 and 1992, the Company advanced an aggregate $100,000 to an officer who is also a stockholder. This advance is evidenced by a promissory note and bears interest at 6.73% with principal and interest due in August 1996. The note is secured by 160,000 shares of Common Stock of the Company. The related accrued interest amounts to approximately $29,000 at December 31, 1995. The principal and related accrued interest on this note receivable were paid to the Company during 1996.

14. INFORMATION RELATING TO EXPORT REVENUE

  Export revenue representing shipments of finished goods and services provided to international customers, by geographical areas are as follows:

                                                    YEAR ENDED DECEMBER 31
                                               ---------------------------------
                                                  1997        1996       1995
                                               ----------- ---------- ----------
   Europe..................................... $19,213,703 $4,976,829 $1,678,454
   Pacific Rim................................   4,021,939  1,342,155    637,912
   Other......................................   2,319,781    734,102    350,747
                                               ----------- ---------- ----------
                                               $25,555,423 $7,053,086 $2,667,113
                                               =========== ========== ==========

                             CITRIX SYSTEMS, INC.

                               DECEMBER 31, 1997


15. EARNINGS PER SHARE

  The following table sets forth the computation of basic and diluted earnings per share:

                                                  YEAR ENDED DECEMBER 31
                                            -----------------------------------
                                               1997        1996        1995
                                            ----------- ----------- -----------
Numerator:
  Net income............................... $41,358,105 $18,701,380 $ 1,895,015
                                            =========== =========== ===========
Denominator:
  Denominator for basic earnings per
   share--weighted average shares..........  40,861,046  37,770,779  27,013,593
Effect of dilutive securities:
  Employee stock options...................   2,769,901   2,988,978   3,049,083
  Warrants.................................         --      145,056     306,960
                                            ----------- ----------- -----------
  Dilutive potential common shares.........   2,769,901   3,134,034   3,356,043
  Denominator for diluted earnings per
   share--adjusted weighted-average
   shares..................................  43,630,947  40,904,813  30,369,636
                                            =========== =========== ===========
Basic earnings per share................... $      1.01 $      0.50 $      0.07
                                            =========== =========== ===========
Diluted earnings per share................. $      0.95 $      0.46 $      0.06
                                            =========== =========== ===========

16. STOCK SPLITS

  In October 1995, the Company declared a two-for-three stock split effective December 7, 1995.

  On May 17, 1996, the Board of Directors declared a two-for-one stock split in the form of a stock dividend to be paid on or about June 4, 1996 to stockholders of record of the Company's Common Stock on May 28, 1996.

  On January 25, 1998, the Board of Directors declared a three-for-two stock split in the form of a stock dividend to be paid on or about February 20, 1998 to stockholders of record of the Company's Common Stock on February 12, 1998.

  The number of options issuable and previously granted and their respective exercise prices under the Company's stock option plans have been proportionately adjusted to reflect these stock splits.

  The accompanying consolidated financial statements have been retroactively restated to reflect these stock splits.

17. RECENT ACCOUNTING PRONOUNCEMENTS

  During October 1997, the Accounting Standards Executive Committee (AcSEC) of the AICPA issued SOP 97-2, Software Revenue Recognition. SOP 97-2 replaces the SOP 91-1 method of distinguishing between significant and insignificant vendor obligations as a basis for recording revenue with a requirement that each element of a software licensing arrangement (e.g., postcontract customer support (PCS), specified upgrades and enhancements--even on a when-and-if available basis, additional software products and services) be separately identified and accounted for based on relative fair values of each element. Further, in order to recognize revenue for each element as delivered, stringent requirements for "vendor-specific objective evidence" must be met for each element's fair value, and no remaining undelivered elements can be essential to the functionality of the

                             CITRIX SYSTEMS, INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONCLUDED)

                               DECEMBER 31, 1997

delivered elements. The SOP is effective for transactions entered into in fiscal years beginning after December 15, 1997. Different informal and unauthoritative interpretations of certain provisions of SOP 97-2 have arisen. AcSEC is already deliberating amendments to SOP 97-2, including deferral of the effective date of certain provisions of the SOP so AcSEC can develop and issue an interpretation regarding the applicability and the method of application of those provisions. Because of the uncertainties related to the outcome of these amendments, the impact on the future financial results of the Company is not currently determinable.

  In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. This Statement established standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The new rule requires that the Company (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The Company plans to adopt SFAS No. 130 in 1998.

  Also in June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997. This Statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," and amends SFAS No. 94, "Consolidation of all Majority-Owned Subsidiaries." This Statement requires annual financial statements and interim reports to disclose information about products and services, geographic areas and major customers based on a management approach. The management approach requires disclosing financial and descriptive information about an enterprise's reportable operating segments based on reporting information the way management organizes the segments for making business decisions and assessing performance. It also eliminates the requirement to disclose additional information about subsidiaries that were not consolidated. This new management approach may result in more information being disclosed than presently practiced and require new interim information not previously presented. The Company plans to adopt SFAS No. 131 in 1998 with impact only to the Company's disclosure information and not its results of operations.

18. SUBSEQUENT EVENTS

  On February 5, 1998, the Company completed its acquisition of certain software technologies and assets of Insignia Solutions for approximately $17.5 million. In the first quarter of 1998, a non-recurring pre-tax charge of approximately $16.0 million will be recognized for purchased research and development of technology related to this acquisition.

  On January 8, 1998, the Company licensed certain technology from EPiCON, Inc. for approximately $8.0 million. The Company expects to record a charge for purchased research and development of approximately $7.9 million in the first quarter of 1998.

  The Company has recently received a letter dated February 25, 1998 from a third party alleging that certain technology incorporated in its WinFrame product line may infringe a patent held by that party, and requesting that the Company contact the third party to discuss a license to patent. The Company is in the preliminary stages of assessing the allegation. There can be no assurance that the Company would prevail in the defense of an infringement claim, if made, or that the Company could obtain a license to the patent on a reasonable basis, if at all. Any patent dispute or litigation, or any royalty-bearing license, could have a material adverse effect on the Company's business, financial condition or results of operations.

                              CITRIX SYSTEMS, INC.

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

                                    CHARGED TO CHARGED TO                  BALANCE AT
                         BEGINNING  COSTS AND    OTHER                       END OF
                         OF PERIOD   EXPENSES   ACCOUNTS     DEDUCTIONS      PERIOD
                         ---------- ---------- ----------    ----------    ----------
1997
Deducted from asset
 accounts:
  Allowance for doubtful
   accounts............. $  624,204 $1,398,608        --     $  324,064(2) $1,698,748
  Allowance for re-
   turns................  1,927,835        --  $2,671,403(1)        --      4,599,238
                         ---------- ---------- ----------    ----------    ----------
                         $2,552,039 $1,398,608 $2,671,403    $  324,064    $6,297,986
                         ========== ========== ==========    ==========    ==========
1996
Deducted from asset
 accounts:
  Allowance for doubtful
   accounts............. $  399,459 $  624,427        --     $  399,682(2) $  624,204
  Allowance for re-
   turns................    608,966        --   1,318,869(1)        --      1,927,835
  Valuation allowance
   for deferred tax
   assets...............  5,072,000        --         --      5,072,000(4)        --
                         ---------- ---------- ----------    ----------    ----------
                         $6,080,425 $  624,427 $1,318,869    $5,471,682    $2,552,039
                         ========== ========== ==========    ==========    ==========
1995
Deducted from asset
 accounts:
  Allowance for doubtful
   accounts............. $  164,983 $  241,253        --     $    6,777(2) $  399,459
  Allowance for re-
   turns................    297,497        --     311,469(1)        --        608,966
  Valuation allowance
   for deferred tax
   assets...............  5,694,801        --         --        622,801(3)  5,072,000
                         ---------- ---------- ----------    ----------    ----------
                         $6,157,281 $  241,253 $  311,469    $  629,578    $6,080,425
                         ========== ========== ==========    ==========    ==========

--------
(1) Netted against net revenues.
(2) Uncollectible accounts written off, net of recoveries.
(3) Netted against income tax expense.
(4) Recognition of deferred tax asset.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN FORT LAUDERDALE, FLORIDA ON THE 24TH DAY OF MARCH, 1997.

                                          CITRIX SYSTEMS, INC.

                                                   /s/ Roger W. Roberts
                                          By: _________________________________
                                             ROGER W. ROBERTS CHIEF EXECUTIVE
                                                          OFFICER

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

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED BELOW ON THE 24TH DAY OF MARCH, 1997.

              SIGNATURE                               TITLE(S)

     /s/ Edward E. Iacobucci           Chairman of the Board of Directors
-------------------------------------
            EDWARD E. IACOBUCCI

     /s/ Roger W. Roberts              Chief Executive Officer and Director
-------------------------------------   (Principal Executive Officer)
            ROGER W. ROBERTS

     /s/ Mark B. Templeton             President
-------------------------------------
            MARK B. TEMPLETON

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

     /s/ Marc-Andre Boisseau           Controller (Principal Accounting
-------------------------------------   Officer)
            MARC-ANDRE BOISSEAU

     /s/ Kevin R. Compton              Director
-------------------------------------
            KEVIN R. COMPTON

     /s/ Stephen M. Dow                Director
-------------------------------------
            STEPHEN M. DOW

     /s/ Robert N. Goldman             Director
-------------------------------------
            ROBERT N. GOLDMAN

     /s/ Michael W. Brown              Director
-------------------------------------
            MICHAEL W. BROWN

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
 10.23(1)    Client Software License Agreement between the Company and
              Wyse Technology dated June 15, 1995
 10.24(1)    Client/Server Software License Agreement between the
              Company and Zenith Data Systems Corporation dated June 21,
              1995
 10.25(1)    Form of Indemnification Agreement
 10.26(2)    Lease Agreement between Halmos Trading and Investment
              Company and the Company dated June 6, 1996
 10.27(3)    License, Development and Marketing Agreement dated July 19,
              1996 between the Company and Microsoft Corporation
 10.28(4)    License, Development and Marketing Agreement dated May 9,
              1997 between the Company and Microsoft Corporation
 21.1**      List of Subsidiaries
 23.1**      Consent of Ernst & Young LLP
 24.1**      Power of Attorney (Included in signature page)
 27.1**      Financial Data Schedule

--------
(1) Incorporated herein by reference to the exhibits to the Company's Registration Statement on Form S-1 (File No. 33-98542), as amended.
(2) In corporated herein by reference to Exhibit 10 of the Company's registration Statement on Form S-1 (File No. 333-4515), as amended.
(3) In corporated herein by reference to Exhibit 10 of the Company's Quarterly report on Form 10-Q for the quarter ended September 30, 1996.
(4) Incorporated herein by reference to Exhibit 10 of the Company's Current Report on Form 8-K dated as of May 9, 1997.
 * Indicates a management contract or any compensatory plan, contract or arrangement.
** Filed herewith.