Form 10-Q
period 1998-03-31
CITRIX SYSTEMS INC
filed 1998-05-15
CIK 877890

================================================================================
                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                 For the quarterly period ended March 31, 1998

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

                                      Not Applicable
-------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year if Changed Since Last Report.

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   x  No
    ----    ----

  As of May 4, 1998 there were 41,823,111 shares of the registrant's Common Stock, $.001 par value per share, outstanding.


                           Total Number of Pages: 22

================================================================================

                              CITRIX SYSTEMS, INC.

                                   FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1998


                                    CONTENTS





                                                                                          Page Number
                                                                                          -----------


PART I:   FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

                       Condensed Consolidated Balance Sheets:
                                 March 31, 1998 and December 31, 1997                           3
                       Condensed Consolidated Statements of Income:
                                 Three Months ended March 31, 1998
                                 and 1997                                                       5
                       Condensed Consolidated Statements of Cash Flows:
                                 Three Months Ended March 31, 1998 and 1997                     6
                       Notes to Condensed Consolidated Financial Statements                     7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                             10

PART II:  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds                                             18

Item 6.  Exhibits and Reports on Form 8-K                                                      18

Signatures                                                                                     19

Exhibit Index                                                                                  20

Exhibit 27.1                                                                                   21

Exhibit 27.2                                                                                   22

                         PART I: FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              CITRIX SYSTEMS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)



                                                                                MARCH 31,         DECEMBER 31,
                                                                                  1998                1997
                                                                         ----------------------------------------

ASSETS
Current assets:
 Cash and cash equivalents                                                       $119,015,968        $140,080,550
 Short-term investments                                                           102,768,101          89,111,093
 Accounts receivable, net of allowances of $6,029,242 and $6,297,986 at
  March 31, 1998 and December 31, 1997, respectively
                                                                                   20,655,147          12,631,413

 Inventories                                                                        2,274,994           2,273,196
 Prepaid expenses                                                                   4,016,231           3,497,890
 Current portion of deferred tax assets                                            17,602,360          10,767,437
                                                                                 ------------        ------------
Total current assets                                                              266,332,801         258,361,579

Property and equipment, net                                                        10,450,050           6,678,253
Long-term portion of deferred tax assets                                           14,877,811          16,763,680
Other assets, net                                                                   1,970,457             864,513
                                                                                 ------------        ------------
                                                                                 $293,631,119        $282,668,025
                                                                                 ============        ============



Continued on following page.

                              CITRIX SYSTEMS, INC.

                                  (Unaudited)



                                                                             MARCH 31,           DECEMBER 31,
                                                                                1998                 1997
                                                                      ------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                              $    941,857         $    984,463
 Accrued royalties and other accounts payable to stockholder                      3,228,717            3,043,836
 Other accrued expenses                                                          19,718,545           13,024,947
 Deferred revenue                                                                 4,011,744            3,147,220
 Current-portion of deferred revenues on contract with stockholder
                                                                                 15,000,000           15,000,000
 Current portion of capital lease obligations payable                                18,893                8,396
 Income taxes payable                                                               488,376              236,410
                                                                              -------------          -----------
Total current liabilities                                                        43,408,132           35,445,272

Long-term liabilities:
 Capital lease obligations payable                                                   24,500                   --
 Deferred revenues on contract with stockholder                                  46,625,000           50,375,000
                                                                              -------------          -----------
Total long-term liabilities                                                      46,649,500           50,375,000


Stockholders' equity:
 Preferred stock at $.01 par value--5,000,000 shares authorized, none
  issued and outstanding at March 31, 1998 and December 31, 1997                          -                    -


 Common stock at $.001 par value--60,000,000 shares authorized; and
  41,809,353 and 41,473,088 issued and outstanding at March 31, 1998
  and December 31, 1997, respectively                                                41,809               41,473


 Additional paid-in capital                                                     154,674,425          148,747,326
 Retained earnings                                                               48,857,253           48,058,954
                                                                              -------------          -----------
Total stockholders' equity                                                      203,573,487          196,847,753
                                                                              -------------          -----------
                                                                               $293,631,119         $282,668,025
                                                                              =============         ============

See accompanying notes.

                              CITRIX SYSTEMS, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                  (Unaudited)

                                                                                    THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                       ------------------------------------------
                                                                                 1998                 1997
                                                                       ------------------------------------------
Revenues:
 Net revenues                                                                   $45,551,922           $21,520,606
 Net revenues attributable to a stockholder                                       3,750,000                    --
                                                                              -------------          ------------
Net revenues                                                                     49,301,922            21,520,606
Cost of goods sold:
        Cost of goods sold                                                        3,673,608             2,193,831
        Cost of goods sold on contract with stockholder                           1,175,829                    --
                                                                              -------------          ------------
Total cost of goods sold                                                          4,849,437             2,193,831
                                                                              -------------          ------------
Gross margin                                                                     44,452,485            19,326,775

Operating expenses:
 Research and development                                                         3,397,704             1,513,230
 Sales, marketing and support                                                    14,901,027             6,198,068
 General and administrative                                                       3,766,118             1,482,665
 In-process research and development                                             23,800,000                    --
                                                                               -------------         ------------
Total operating expenses                                                         45,864,849             9,193,963
                                                                               -------------         ------------
Income (loss) from operations                                                    (1,412,364)           10,132,812

Interest income, net                                                              2,659,708             1,574,616
                                                                               -------------         ------------
Income before income taxes                                                        1,247,344            11,707,428

Income taxes                                                                        449,045             4,214,674
Net income                                                                     $    798,299          $  7,492,754
                                                                               ============          ============
Earnings per common share:
 Basic earnings per share                                                             $0.02                 $0.19
                                                                               ============          ============
 Weighted average shares outstanding                                             41,623,760            40,289,909
                                                                               ============          ============
Earnings per common share  assuming  dilution:
 Diluted earnings per share                                                           $0.02                 $0.18
                                                                               ============          ============
 Weighted average shares outstanding                                             44,807,910            42,613,863
                                                                               ============          ============

See accompanying notes.

                              CITRIX SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                                                              THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                 -----------------------------------------
                                                                                           1998                 1997
                                                                                 -----------------------------------------

OPERATING ACTIVITIES
Net income                                                                               $    798,299         $  7,492,754
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                                             1,006,040              257,630
  Provision for doubtful accounts                                                             554,819               69,460
  Provision for product returns                                                              (823,564)             154,538
  Tax benefit related to the exercise of non-statutory stock options and
   disqualified dispositions of incentive stock options                                     4,078,482              913,511

  Stock purchase plan compensation expense                                                     37,000                   --
  Deferred tax assets                                                                      (4,949,054)            (345,380)
  In-process research and development                                                      23,800,000                   --
  Changes in operating assets and liabilities:
   Accounts receivable                                                                     (7,754,989)          (1,350,483)
   Inventories                                                                                 (1,798)             (58,721)
   Prepaid expenses                                                                          (518,341)             338,787
   Deferred revenue                                                                           864,524              254,251
   Deferred revenue on contract with stockholder                                           (3,750,000)                  --
   Accounts payable                                                                           (42,606)             (77,817)
   Accrued royalties and other accounts payable to stockholder                                184,881              473,022
   Income taxes payable                                                                       251,966            3,103,615
   Other accrued expenses                                                                     818,598            1,070,056
                                                                                         ------------         ------------
Net cash provided by operating activities                                                  14,554,257           12,295,223

INVESTING ACTIVITIES
Purchases of short-term investments                                                       (33,441,932)         (11,100,245)
Proceeds from sale of short-term investments                                               19,784,924           11,600,000
Cash paid for acquisition                                                                 (17,500,000)                  --
Cash paid for licensing agreement                                                          (2,125,000)                  --
Purchases of property and equipment                                                        (4,140,991)          (1,691,126)
                                                                                         ------------         ------------
Net cash used in investing activities                                                     (37,422,999)          (1,191,371)

FINANCING ACTIVITIES
Net proceeds from issuance of common stock                                                  1,811,953              231,493
Payments on capital lease obligations                                                          (7,793)             (25,040)
                                                                                         ------------         ------------
Net cash provided by financing activities                                                   1,804,160              206,453
                                                                                         ------------         ------------

Increase (decrease) in cash and cash equivalents                                          (21,064,582)          11,310,305
Cash and cash equivalents at beginning of period                                          140,080,550           99,135,049
                                                                                         ============         ============
Cash and cash equivalents at end of period                                               $119,015,968         $110,445,354
                                                                                         ============         ============

See accompanying notes.

                              CITRIX SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 MARCH 31, 1998


   1.  BASIS OF PRESENTATION

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown are of a normal recurring nature and have been reflected in the unaudited condensed consolidated financial statements. The results of operations for the periods presented are not necessarily indicative of the
   results expected for the full fiscal year or for any future period.   The
   information included in these unaudited condensed consolidated financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and accompanying notes included in the Citrix Systems, Inc. (the Company) Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

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

   3.  REVENUE RECOGNITION

   In October 1997, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 97-2, "Software Revenue Recognition," which the Company has adopted for transactions entered during the year beginning January 1, 1998. SOP 97-2 provides guidance for recognizing revenue on software transactions and supersedes SOP 91-1, "Software Revenue Recognition." In March 1998, the AICPA issued SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition." SOP 98-4 defers, for one year, the application of certain passages in SOP 97-2 which limit what is considered vendor-specific objective evidence necessary to recognize revenue for software licenses in multiple-element arrangements when undelivered elements exist. Additional guidance is expected to be provided prior to adoption of the deferred provision of SOP 97-2. The Company will determine the impact, if any, the additional guidance will have on current revenue recognition practices when issued. Adoption of the remaining provisions of SOP 97-2 did not have a material impact on revenue recognition during the first quarter of 1998.

   4.  ACQUISITION

   On February 5, 1998, the Company completed its acquisition of certain in-process software technologies and assets of Insignia Solutions, plc for approximately $17.5 million. Based on appraised value, a portion of the purchase price was allocated to in-process research and development which had not reached technological feasibility and had no alternative future use. The allocation resulted in a pre-tax charge of approximately $16.0 million to the Company's operations in the first quarter of 1998.

   5.  LICENSED TECHNOLOGY

   In January 1998, the Company licensed certain in-process software technology from EPiCON, Inc. for approximately $8.0 million. A portion of the licensing fee was allocated to in-process research and development which had no alternative future use. The allocation resulted in a pre-tax charge of approximately $7.9 million to the Company's operations in the first quarter of 1998.

   6.  EARNINGS PER SHARE

   In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share." Statement 128 replaced the calculation of primary and fully diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements. All common share and per share data have been retroactively adjusted to reflect the three-for-two stock split in the form of a stock dividend paid on February 20, 1998, which stock dividend was paid to stockholders of record as of February 12, 1998.

   The following table sets forth the computation of basic and diluted earnings per share:


                                                                                              THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                 -----------------------------------------
                                                                                           1998                1997
                                                                                 -----------------------------------------

   Numerator:
        Net income                                                                         $   798,299         $ 7,492,754
                                                                                           ===========         ===========
   Denominator:
        Denominator for basic earnings per share - weighted average shares                  41,623,760          40,289,909
        Effect of dilutive securities:
        Employee stock options                                                               3,184,150           2,323,954
                                                                                           ===========         ===========
        Dilutive potential common shares                                                     3,184,150           2,323,954
                                                                                           ===========         ===========
   Denominator for diluted earnings per share - adjusted weighted-average
        shares                                                                              44,807,910          42,613,863
                                                                                           ===========         ===========
   Basic earnings per share                                                                $      0.02         $      0.19
                                                                                           ===========         ===========
   Diluted earnings per share                                                              $      0.02         $      0.18
                                                                                           ===========         ===========

7. RECLASSIFICATIONS

   Certain reclassifications have been made for consistent presentation.

8. LEGAL MATTERS

   The Company received a letter dated February 25, 1998 from a third party alleging that certain technology incorporated in the Company's WinFrame product line may infringe a patent held by the third party, and requesting that the Company contact the third party to discuss a licensing arrangement for such patent. The Company believes that its existing products do not infringe the patent held by the third party. There can be no assurance that the Company would prevail in the defense of an infringement claim, if made, or that the Company could obtain a license to the patent on a reasonable basis, if at all. Any patent dispute or litigation, or any royalty-bearing license, could have a material adverse effect on the Company's business, financial condition or results of operations.

9. SUBSEQUENT EVENT

   On April 17, 1998 the Company entered into an amendment to its May 1997 agreement with Microsoft Corporation. Under the terms of the amendment, assuming certain milestones are reached by Citrix with respect to Microsoft's release to manufacturing of the Windows NT 4.0 Terminal Server Edition(TM) product, Citrix's right to receive royalties on future sales of the NT Terminal Server Edition product releases 4.0 and 5.0 under the 1997 agreement would be amended to require payment of the full $100.0 million amount in quarterly payments. Further among other matters, Microsoft would commit to make commercially reasonable efforts to include NT Terminal Server functionality in its base Windows NT Server product. In the event that the milestones were not achieved, the existing royalties in the 1997 agreement of up to $100.0 million on sales of Windows NT Terminal Server Edition product would continue to apply.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  The Company develops, markets, sells and supports innovative client and application server software that enables effective and efficient deployment of enterprise applications that is designed for Microsoft Windows operating systems. The Company was incorporated in April 1989, and shipped its initial products in 1991.

  From its introduction in the second quarter of 1993 through the second quarter of 1995, the Company's WinView product represented the largest source of the Company's revenues. The Company began shipping its current principal product WinFrame in final form in the third quarter of 1995 and since then it has been the largest source of the Company's revenue.

  As a result of the Development Agreement (defined below), the Company will continue to support the Microsoft NT platform but will no longer incorporate Windows NT source code directly into the Company's future offerings. However, future WinFrame products based upon the Windows NT v.3.51 kernel may continue to be offered under the terms of the Development Agreement until at least September 30, 2001. In June 1997, the Company announced the development of MetaFrame(TM) (formerly code-named "pICAsso"), a product which, when combined with the Microsoft multi-user version of Windows NT technology, will provide capabilities similar to those currently offered in the WinFrame product line. The Company plans to continue developing enhancements to its MetaFrame product and expects that this product, existing and future enhanced WinFrame products and the royalties derived under the terms of the Development Agreement will constitute a majority of its revenues for the foreseeable future.

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

   On May 9, 1997, the Company and Microsoft Corporation ("Microsoft") entered into a License, Development and Marketing Agreement, as amended (the "Development Agreement"), which provides for the licensing to Microsoft of certain of the Company's multi-user software enhancements to Microsoft's Windows NT Server and for the cooperation between the parties for the development of future multi-user versions of Microsoft Windows NT Server, called Windows NT Server, Terminal Server Edition (formerly referred to as "Hydrix"). The Development Agreement also provides for each party to develop its own enhancements or "plug-ins" to the jointly developed products which may provide access to the Windows NT Server, Terminal Server Edition base platform from a wide variety of computing devices, such as a Company developed plug-in that implements the Independent Computer Architecture (ICA) protocol on the new platform, MetaFrame. Pursuant to the terms of the Development Agreement, in May 1997, the Company received an aggregate of $75 million as a non-refundable royalty payment and for engineering and support services to be rendered by the Company. Under the terms of the Development Agreement, the Company is entitled to receive payments of an additional $100 million based on Microsoft's release and shipment of Windows NT Server, Terminal Server Edition. In addition, Microsoft and the Company have agreed to engage in certain joint marketing efforts to promote use of Windows NT Server-based multi-user software and the Company's ICA protocol. Additionally, until at least November 1999, Microsoft has agreed to endorse only the Company's ICA protocol as the preferred way to provide multi-user Windows access for devices other than Windows client devices. Further, subject to the terms of the Development Agreement, the Company shall be entitled to license versions of its WinFrame technology based on Windows NT
v.3.51 until at least September 30, 2001.

  The Company has recently acquired or licensed technology that is related to its strategy. On October 2, 1997, the Company completed its acquisition of certain of the assets, technology and operations of DataPac Australasia Pty Limited for approximately $5.0 million. Additionally, on February 5, 1998, the Company completed its acquisition of certain in-process software technologies and assets of Insignia Solutions, plc for approximately $17.5 million. Also, in January 1998, the Company licensed certain in-process software technology from EPiCON, Inc. for approximately $8.0 million.

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



                                                                                                    CHANGE FROM THREE
                                                                      THREE MONTHS ENDED              MONTHS ENDED
                                                                          MARCH 31,                  MARCH 31, 1998
                                                                      ------------------                   VS.
                                                                       1998        1997                    1997
                                                                      -----------------------------------------------

Net revenues......................................................      100.0%     100.0%                   129.1%
Cost of goods sold................................................        9.8       10.2                    121.0
                                                                        -----      -----                   ------
Gross margin......................................................       90.2       89.8                    130.0
Operating expenses:
 Research and development.........................................        6.9        7.0                    124.5
 Sales, marketing and support.....................................       30.2       28.8                    140.4
 General and administrative.......................................        7.6        6.9                    154.0
 In-process research and development..............................       48.3          -                      *
                                                                        -----      -----                     --
  Total operating expenses........................................       93.0       42.7                    398.9
                                                                        -----      -----                   ------
Income (loss) from operations.....................................       (2.8)      47.1                   (113.9)
Interest income, net..............................................        5.3        7.3                     68.9
                                                                        -----      -----                   ------
Income  before income taxes.......................................        2.5       54.4                    (89.3)
Income taxes......................................................        0.9       19.6                    (89.3)
                                                                        -----      -----                   ------
Net income........................................................        1.6%      34.8%                   (89.3)%
                                                                        =====      =====                   ======

*  Not meaningful.

  Net Revenues. Net revenues were approximately $49.3 million and $21.5 million for the three months ended March 31, 1998 and 1997, respectively, representing an increase of 129.1%. The increases in net revenues in the first quarter of 1998 compared to the first quarter of 1997 were primarily attributable to an increase in volume of shipments of the Company's WinFrame products and, to a lesser extent, the initial recognition of revenue on the Development Agreement with Microsoft, as well as increased volume in licensing of OEM products.

  WinFrame, OEM and Development Agreement revenues approximated 71.4 %, 16.0 % and 7.6 % of revenues, respectively, in the three months ended March 31, 1998 and 66.7%, 27.7% and 0.0% of revenues, respectively, in the three months ended March 31, 1997. Both the Company's WinFrame and OEM revenues represent product license fees based upon the Company's multi-user NT-based technology.

  International. International revenues (sales outside of the United States) accounted for approximately 27.6% and 15.2% of net revenues for the three months ended March 31, 1998 and 1997, respectively.

  Cost of Goods Sold. Cost of goods sold consists primarily of the cost of royalties, product media and duplication, manuals, packaging materials and shipping expense. Cost of OEM revenues included in cost of goods sold primarily consists of cost of royalties, except where the OEM elects to purchase shrink wrapped products in which case such costs are as described in the previous sentence. All development costs incurred in connection with the Development Agreement are expensed as incurred as a separate component of cost of goods sold. Costs associated with non-recurring engineering fees are included in research and development expenses and are not separately identifiable. All development costs included in the research and development of software products and enhancements to existing products have been expensed as incurred. Consequently, there is no amortization of capitalized research and development costs included in cost of goods sold.

  Gross Margin. Gross margin increased from 89.8% in the first quarter of 1997 to 90.2% in the first quarter of 1998. The increase in gross margin was primarily attributable to changes in product mix, representing changes in the mix of OEM revenues versus product sold to distributors and resellers, and different products within the WinFrame product line.

  Research and Development Expenses. Research and development expenses consisted primarily of personnel-related costs. The increase in research and development expenses resulted primarily from additional staffing, associated salaries and related expenses required to expand and enhance the Company's product lines. These increases were partially offset by the allocation of certain research and development expenses to cost of goods sold for the portion of these expenses associated with the Development Agreement revenues.

  Sales, Marketing and Support Expenses. The increase in sales, marketing and support expenses resulted primarily from increases in promotional activities, such as advertising literature production and distribution and trade shows as well as distributor programs. Sales, marketing and support staff and associated salaries, commissions and related expenses also increased, resulting from efforts to expand the Company's product distribution.

  General and Administrative Expenses. The increase in general and administrative expenses is primarily due to increased expenses associated with additional staff, associated salaries and related expenses necessary to support overall increases in the scope of the Company's operations, as well as an increase in the provision for doubtful accounts resulting from the higher credit risk associated with an increased level of accounts receivable attributable to the period's increase in sales.

   In-Process Research and Development Expenses. On February 5, 1998, the Company completed its acquisition of certain of the assets, technology and operations of Insignia Solutions, plc for approximately $17.5 million. This transaction was accounted for using the purchase method of accounting with the purchase price being principally allocated to purchased technologies and intangible assets. Approximately $16.0 million of the total purchase price represented the value of in-process research and development that had not yet reached technological feasibility and had no alternative future use and, as such, was recorded as a non-recurring charge for in-process research and development. The value attributed to the in-process research and development was determined by an independent appraisal. Additionally, the Company licensed certain technology from EPiCON, Inc., for approximately $8.0 million. Approximately $7.9 million of the license represents the value of research and development that had not yet reached technological feasibility and had no alternative future use, and as such, was recorded as a non-recurring charge for in-process research and development.

   Interest Income, Net. The increase in interest income, net, in the three months ended March 31, 1998 was primarily due to interest income earned on additional cash generated from the receipt of an initial license fee under the terms of the Development Agreement.

  Income Taxes. The Company's effective tax rate amounted to 36% for the three months ended March 31, 1998 and 1997.

LIQUIDITY AND CAPITAL RESOURCES

  During the three months ended March 31, 1998, the Company generated positive operating cash flows of approximately $14.6 million, which is net of cash used to purchase and license in-process research and development of $23.8 million. These amounts were partially offset by an increase in accounts receivable during the period. During the same period, the Company also recognized tax benefits from the exercise of non-statutory stock options and disqualifying dispositions of incentive stock options of approximately $4.1 million. The Company purchased and sold short-term investments for approximately $33.4 million and $19.8 million, respectively, during the three months ended March 31, 1998. Additionally, the Company expended approximately $4.1 million in the same period for the purchase of leasehold improvements and equipment. These capital expenditures were primarily associated with the Company's relocation and expansion in its new facilities.

  Positive operating cash flows in the three months ended March 31, 1997, were primarily due to increased profitability during that period.

  As of March 31, 1998, the Company had approximately $119.0 million in cash and cash equivalents, $102.8 million in short-term investments and $222.9 million of working capital. The Company's cash and cash equivalents and short-term investments are invested in investment grade, interest bearing securities to minimize interest rate risk and allow for flexibility in the event of immediate cash needs. At March 31, 1998, the Company had approximately $20.7 million in accounts receivable, net of allowances, and $65.6 million of deferred revenues, of which the Company anticipates $19.0 million will be earned over the next twelve months.

  On February 5, 1998, the Company completed its acquisition of certain in-process software technologies and assets of Insignia Solutions, plc for approximately $17.5 million in cash. Additionally, on January 8, 1998, the Company has licensed certain in-process software technology from EPiCON, Inc., for approximately $8.0 million in cash, payable over a two-year period.

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

  Reliance Upon Strategic Relationship with Microsoft. Microsoft is the leading provider of desktop operating systems. The Company is dependent upon the license of certain key technology from Microsoft, including certain source and object code licenses, technical support and other materials. The Company is also dependent on its strategic alliance agreement with Microsoft which provides for cooperation in the development of technologies for advanced operating systems, and the promotion of advanced Windows application program interfaces. On May 9, 1997, the Company and Microsoft entered into a License, Development and Marketing Agreement, as amended (the "Development Agreement"), which provides for the licensing to Microsoft of certain of the Company's multi-user software enhancements to Microsoft's Windows NT Server and for the cooperation between the parties for the development of certain future multi-user versions of Microsoft Windows NT Server, known as the Windows NT Server, Terminal Server Edition. The Development Agreement also provides for each party to develop its own enhancements or "plug-ins" to the jointly developed products which may provide access to the Windows NT Server, Terminal Server Edition platform from a wide variety of computing devices, such as a Company-developed plug-in that implements the Independent Computing Architecture (ICA(R)) protocol on the new platform, MetaFrame. Pursuant to the terms of the Development Agreement, the Company received an aggregate of $75 million as a non-refundable royalty payment and for engineering and support services to be rendered by the Company. Under the terms of the Development Agreement, the Company is entitled to receive payments of an additional $100 million based on Microsoft's release of Windows NT Server, Terminal Server Edition. In addition, Microsoft and the Company have agreed to engage in certain joint marketing efforts to promote use of Windows NT Server-based multi-user software and the Company's ICA protocol. Additionally, until at least November 1999, Microsoft has agreed to endorse only the Company's ICA protocol as the preferred way to provide multi-user Windows access for devices other than Windows client devices. Further, subject to the terms of the Development Agreement, the Company shall be entitled to license versions of its WinFrame technology based on Windows NT v.3.51 until at least September 30, 2001.

  The Company's relationship with Microsoft is subject to certain risks and uncertainties. First, the Windows NT Server, Terminal Server Edition based platforms will allow Microsoft to create plug-in products that will be competitive with at least some of the Company's current WinFrame products and, may in the future compete with the Company's Windows NT Server, Terminal Server Edition plug-in product offerings. Second, as stated above, Microsoft has agreed to endorse only the Company's ICA protocol as the preferred method to provide multi-user Windows access for devices other than Windows clients until at least November 1999. Subsequent to November 1999, it is possible that Microsoft will market or endorse other methods to provide non-Windows client devices multi-user Windows access. Third, the Company's ability to successfully commercialize its future MetaFrame product will be dependent on Microsoft's ability to market and sell its Windows NT Server, Terminal Server Edition products. Finally, there may be delays in the release and shipment of Windows NT Server, Terminal Server Edition.

Microsoft's distributors and resellers are not within the control of the Company and, to the Company's knowledge, are not obligated to purchase products from Microsoft. Additionally, the Company may hire additional development, marketing and support staff to the extent they are needed in order to fulfill the Company's responsibilities under the terms of the Development Agreement. Further, if Microsoft (1) develops competitive plug-in products, (2) endorses in the future other methods to provide non-Windows client devices multi-user Windows access, (3) is unable to successfully market and sell the Windows NT Server, Terminal Server Edition products, or (4) encounters delays in the release and shipment of Windows NT Server, Terminal Server Edition, the Company's business, results of operations and financial condition could be adversely affected.

  Dependence Upon Broad-Based Acceptance of ICA Protocol. The Company believes that its success in the markets in which it competes will depend upon its ability to cause broad-based acceptance of its ICA protocol as an emerging standard for supporting distributed Windows applications, thereby creating demand for its server products.

  Dependence Upon Strategic Relationships. In addition to its relationship with Microsoft, the Company has relationships with NCD, Tektronix, Wyse and others. The Company is dependent on its strategic partners to successfully incorporate the Company's technology into their products and to successfully market and sell such products.

  Competition. The markets in which the Company competes are intensely competitive. Most of the competitors and potential competitors, including Microsoft, have significantly greater financial, technical, sales and marketing
and other resources than the Company.   Additionally, the announcement of the
release, and the actual release of products competitive to the Company's existing and future product lines, such as Microsoft's Windows NT Server, Terminal Server Edition and related plug-ins, could cause existing and potential customers of the Company to postpone or cancel plans to license certain of the Company's existing and future product offerings, which would adversely impact its net revenues, operating results and financial condition. Further, the Company's ability to market ICA, MetaFrame and other future product offerings will be dependent on Microsoft's licensing and pricing scheme to allow client devices implementing ICA, MetaFrame or any such future product offerings to attach to the Windows NT Server, Terminal Server Edition.

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

  Product Concentration. The Company anticipates that one of its product technologies and future derivative products and product lines based upon this technology, if any, will constitute a majority of its revenues for the foreseeable future. The Company's ability to generate revenue from its MetaFrame product will be highly dependent on market acceptance of Windows NT Server, Terminal Server Edition products, with which its product is intended to be combined to provide capabilities similar to those currently offered in the WinFrame technology line. The Company may experience declines in demand for products based on WinFrame technology, whether as a result of new competitive product releases, price competition, lack of success of its strategic partners, technological change or other factors. In addition, the introduction of products based upon the MetaFrame technology may be competitive with its WinFrame technology line and may delay or replace orders of either technology.

  Management of Growth and Anticipated Operating Expenses. The Company has recently experienced rapid growth in the scope of its operations, the number of its employees, and the geographic area of its operations. In addition, the Company has completed certain international acquisitions since October 1997, and assimilating the operations and personnel of such acquired companies has placed and may continue to place a significant strain on the Company's managerial, operational and financial resources. To manage its growth effectively, the Company will be required to continue to implement and improve additional management and financial systems and controls, and to expand, train and manage its employee base. Although the Company believes that it has made adequate allowances for the costs and risks associated with these expansions, there can be no assurance that the Company's systems, procedures or controls will be adequate to support the Company's current or future operations or that Company management will be able to effectively manage this expansion and still achieve the rapid execution necessary to fully exploit the market window for the Company's products and services in a timely and cost-effective manner. The Company's future operating results will also depend on its ability to manage its expanding product line, expand its sales and marketing organizations, and expand its support organization commensurate with the increasing base of its installed products. If the Company is unable to manage growth effectively or unable to achieve the rapid execution necessary to fully exploit the market window for the Company's products and services in a timely and cost-effective manner, the Company's business, results of operations and financial condition may be materially adversely affected.

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

  New Products and Technological Change. The markets for the Company's products are relatively new and are characterized by rapid technological change, evolving industry standards, changes in end-user requirements and frequent new product introductions and enhancements, including enhancements to certain key technology licensed from Microsoft. The Company believes it will incur additional costs and royalties associated with the development, licensing, or acquisition of new technologies or enhancements to existing products which will increase the Company's cost of goods sold and operating expenses. To the extent that such transactions have not yet occurred, the Company cannot currently quantify such increase. The Company may use a substantial portion of its cash and cash equivalents and short-term investments to fund these additional costs, in which case, the Company's interest income will decrease if not offset by cash flows from future operations. Additionally, the Company and others may announce new products, new MetaFrame capabilities or technologies that could replace or shorten the life cycle of the Company's existing product offerings. These market characteristics will require the Company to continuously enhance its current products and develop and introduce new products to keep pace with technological developments and respond to evolving end-user requirements. The Company may hire additional development staff to the extent they are needed in order to fulfill the Company's responsibilities under the terms of the Development Agreement. To the extent the Company is unable to add additional staff and resources in its development efforts, future enhancement and additional features to its existing or future products may be delayed, which may have a material adverse effect on the Company's business, results of operations and financial condition.

  Year 2000 Compliance.   Until recently, many computer programs were written
using two digits rather than four digits to define the applicable year in the twentieth century. Such software may recognize a date using "00" as the year 1900 rather than the year 2000. Utilizing both internal and external resources, the Company is in the process of defining, assessing and converting, or replacing, various programs, hardware and instrumentation systems to make them Year 2000 compatible. The Company's Year 2000 project is comprised of two components -- business applications and equipment. The business applications component consists of the Company's business computer systems, as well as the computer systems of third-party suppliers or customers whose Year 2000 problems could potentially impact the Company. Equipment exposures consist of personal computers, system servers, telephone equipment and elevators whose Year 2000 problems could also impact the Company. The cost of the Year 2000 initiatives is not expected to be material to the Company's results of operations or financial position.

  The Company's main product, WinFrame, is an authorized extension to Microsoft Windows NT v.3.51 server. While the Company believes both Windows NT v.3.51 server and WinFrame/Enterprise (versions 1.5, 1.6 and 1.7) are currently capable of storing four-digit year data, allowing applications to differentiate between dates from the 1900s and the year 2000 and beyond, potential incompatibility with two-digit application programs may limit the Company's sales of product in those situations. While the Company believes that its WinFrame/Enterprise (versions 1.5, 1.6 and 1.7) are capable of storing four-digit year data, it is typically the application's function to collect and properly store date data. There can be no assurance that the Company's products will not be integrated by the Company or its customers with, or otherwise interact with non-compliant software or other products which may expose the Company to claims from its customers or other third parties. The foregoing could result in the loss of or delay in market acceptance of the Company's products and services, increased service costs to the Company or payment by the Company of compensatory or other damages. Although most Windows applications do store four-digit year dates today, it is possible that some applications are now or have historically only collected two-digit year data, WinFrame cannot create four-digit year data for applications which have collected only two digits in year fields. Further, there can be no assurance that the Company's software products that are designed to be Year 2000 compliant contain all necessary technology to make them Year 2000 compliant. Many companies are expending significant resources to correct or patch their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase software products such as those offered by the Company, thus potentially resulting in stalled market sales within the industry. The foregoing could result in a material adverse effect on the Company's business, results of operations and financial condition.

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

  Revenue Recognition Process.    The Company continually re-evaluates its
programs, including specific license terms and conditions, to market its various current and future products and services. The Company may implement new programs which may include, among other things, specified and unspecified enhancements to its current and future product lines. Revenues associated with such enhancements may be recognized after the initial shipment or licensing of the software product or may be recognized over the product's life cycle. The timing of the implementation of such programs, the timing of the release of such enhancements as well as factors such as determining vendor-specific objective evidence of fair value of each element offered separately and whether upgrades and enhancements are defined as upgrade rights pursuant to Statement of Position
(SOP) 97-2 will impact the timing of the Company's recognition of revenues and related expenses associated with its products, related enhancements and services. Because of the uncertainties related to the outcome of the re-evaluation of its programs, the determination of vendor-specific objective evidence of fair value and whether upgrades and enhancements will be defined as upgrade rights pursuant to SOP 97-2, and its impact on revenue recognition, the Company cannot currently quantify the impact of such re-evaluation on its business, results of operations and financial condition.

  Product Returns and Price Reductions. The Company provides most of its distributors with product return rights for stock balancing or limited product evaluation. The Company also provides most of its distributors with price protection rights. The Company has established reserves for each of these circumstances where appropriate, based on historical trends and evaluation of current circumstances. Although the Company believes that it has adequate reserves to cover product returns, there can be no assurance that the Company will not experience significant returns in the future or that such reserves will be adequate.

  International Operations. The Company's continued growth and profitability will require expansion of its international operations. To successfully expand international sales, the Company will need to establish additional foreign operations, hire additional personnel and recruit additional international resellers. Such international operations are subject to certain risks, such as difficulties in staffing and managing foreign operations, dependence on independent relicensors, fluctuations in foreign currency exchange rates, compliance with foreign regulatory and market requirements, variability of foreign economic and political conditions and changing restrictions imposed by regulatory requirements, tariffs or other trade barriers or by United

States export laws, costs of localizing products and marketing such products in foreign countries, longer accounts receivable payment cycles, potentially adverse tax consequences, including restrictions on repatriation of earnings and the burdens of complying with a wide variety of foreign laws.

  Fluctuations in Economic and Market Conditions. The demand for the Company's products depends in part upon the general demand for computer hardware and software, which fluctuates based on numerous factors, including capital spending levels and general economic conditions.

  Growth Rate. The Company's revenue growth rate in the current year may not approach the levels attained in 1997 and 1996, which were high, due primarily to the increased market acceptance of WinFrame during that period. However, to the extent the Company's revenue growth continues, the Company believes that its cost of goods sold and certain operating expenses will also increase. Due to the fixed nature of a significant portion of such expenses, together with the possibility of slower revenue growth, the Company's income from operations and cash flows from operating and investing activities may decrease in the current year.

  Fluctuations in Quarterly Operating Results. The Company's quarterly operating results have in the past varied and may in the future vary significantly depending on factors such as the success of the Company's WinFrame or future MetaFrame products, the size, timing and recognition of revenue from significant orders, increased competition, the proportion of revenues derived from distributors, OEMs and other channels, changes in the Company's pricing policies or those of its competitors, the financial stability of major customers, new product introductions or enhancements by competitors and partners, delays in the introduction of products or product enhancements by the Company or by competitors and partners, customer order deferrals in anticipation of upgrades and new products, market acceptance of new products, the timing and nature of sales and marketing expenses (such as trade shows and other promotions), other changes in operating expenses, personnel changes (including the addition of personnel), foreign currency exchange rates and general economic conditions. The Company operates with little order backlog because its software products typically are shipped shortly after orders are received. In addition, like many systems level software companies, the Company has often recognized a substantial portion of its revenues in the last month of a quarter with these revenues frequently concentrated in the last weeks or days of the quarter. As a result, the product revenues in any quarter are substantially dependent on orders booked and shipped in that quarter, and revenues for any future quarter are not predictable with any degree of certainty. Any significant deferral of purchases of the Company's products could have a material adverse effect on the Company's business, results of operations and financial condition in any particular quarter, and to the extent significant sales occur earlier than expected, operating results for subsequent quarters may be adversely affected. Royalty and license revenues are impacted by fluctuations in OEM licensing activity and certain end user licensing and deployment activity from quarter to quarter because initial license fees generally are recognized upon customer acceptance and continuing royalty and subsequent ongoing license revenues are recognized when the amount of such licensing activity can be reasonably determined. The Company's expense levels are based, in part, on its expectations as to future orders and sales, and the Company may be unable to adjust spending in a timely manner to compensate for any sales shortfall. If sales are below expectations, operating results are likely to be adversely affected. Net income may be disproportionately affected by a reduction in sales because a significant portion of the Company's expenses do not vary with revenues. The Company may also choose to reduce prices or increase spending in response to competition or to pursue new market opportunities. In particular, if new competitors, technological advances by existing competitors or other competitive factors require the Company to invest significantly greater resources in research and development efforts, the Company's operating margins in the future may be adversely affected. Finally, any delay in the release and shipment of Windows NT Server 4.0, Terminal Server Edition or MetaFrame could adversely impact the Company's business, results of operations and financial condition.

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

         (b) A report on Form 8-K was filed with the Securities and Exchange Commission on February 24, 1998 with respect to:

             Item 5 - Other Events. To disclose the consummation of the acquisition of certain software technologies and assets of Insignia Solutions, plc by the Company and its wholly-owned subsidiary, Citrix Systems UK Limited, on February 5, 1998.

             Item 5 - Other Events. To disclose the consummation of a three-for-two stock split in the form of a stock dividend paid on February 20, 1998, which stock dividend was paid to stockholders of record of the Company as of February 12, 1998.

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 15th day of May 1998.


                                             CITRIX SYSTEMS, INC.


                                             By: /s/ Roger W. Roberts
                                             ----------------------------
                                             Roger W. Roberts
                                             President, Chief Executive Officer
                                                  and Secretary
                                             (Principal Executive Officer)
                                             By: /s/ James J. Felcyn, Jr.
                                             ----------------------------
                                             James J. Felcyn, Jr.
                                             Vice-President of Finance and
                                               Administration and Chief
                                                 Financial Officer
                                             (Principal Financial Officer)
                                             By: /s/ Marc-Andre Boisseau
                                             ----------------------------
                                             Marc-Andre Boisseau
                                             Controller
                                            (Principal Accounting Officer)

                                 EXHIBIT INDEX




                                                                Page Number
                                                                -----------


  27.1  Financial Data Schedule                                      21

  27.2  Financial Data Schedule                                      22