Form 10-Q
period 1998-06-30
CITRIX SYSTEMS INC
filed 1998-08-14
CIK 877890

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR
[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

           For the transition period from ___________ to ___________.

                         COMMISSION FILE NUMBER 0-27084

                              CITRIX SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)


           DELAWARE                                    75-2275152
(State or other jurisdiction of            (IRS Employer Identification No.)
 incorporation or organization)

          6400 N. W. 6TH WAY
       FORT LAUDERDALE, FLORIDA                           33309
(Address of principal executive offices)                (Zip Code)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (954) 267-3000

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

Yes  x   No
    ---     ---

  As of August 3, 1998 there were 42,051,274 shares of the registrant's Common Stock, $.001 par value per share, outstanding.



                          Total Number of Pages:   28
                                                  ---

                             CITRIX SYSTEMS, INC.

                                   FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1998


                                    CONTENTS

                                                                        Page Number
                                                                        -----------
PART I:  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

               Condensed Consolidated Balance Sheets:
               June 30, 1998 and December 31, 1997                            3
               Condensed Consolidated Statements of Operations:
               Three Months and Six Months ended June 30, 1998
               and 1997                                                       5
               Condensed Consolidated Statements of Cash Flows:
               Six Months Ended June 30, 1998 and 1997                        6
               Notes to Condensed Consolidated Financial Statements           7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           10

PART II: OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds                           19

Item 4.  Submission of Matters to a Vote of Security Holders                 19

Item 5.  Other Information.                                                  19

Item 6.  Exhibits and Reports on Form 8-K                                    19

Signatures                                                                   20

Exhibit Index                                                                21

Exhibit 10                                                                   22

Exhibit 27.1                                                                 27

Exhibit 27.2                                                                 28

PART I: FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             Citrix Systems, Inc.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)



                                                                                JUNE 30,         DECEMBER 31,
                                                                                  1998               1997
                                                                              --------------     --------------
ASSETS
Current assets:
 Cash and cash equivalents                                                      $152,812,285       $140,080,550
 Short-term investments                                                           79,588,728         89,111,093
 Trade receivables, net of allowances of $6,322,808 and $6,297,986 at
  June 30, 1998 and December 31, 1997, respectively                               26,199,928         12,631,413

 Account receivable from stockholder                                              10,000,000                  -
 Inventories                                                                       3,372,550          2,273,196
 Prepaid expenses                                                                  4,825,488          3,497,890
 Current portion of deferred tax assets                                           14,383,854         10,767,437
                                                                              --------------     --------------
Total current assets                                                             291,182,833        258,361,579

Property and equipment, net                                                       12,864,090          6,678,253
Long-term portion of deferred tax assets                                          40,638,725         16,763,680
Intangible assets, net                                                             9,087,007            864,513
                                                                              --------------     --------------
                                                                                $353,772,655       $282,668,025
                                                                              ==============     ==============

Continued on following page.

                             CITRIX SYSTEMS, INC.

                                  (Unaudited)


                                                                             JUNE 30,          DECEMBER 31,
                                                                               1998                1997
                                                                        ------------------   ------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                             $  2,060,864         $    984,463
 Accrued royalties and other accounts payable to stockholder                     3,144,262            3,043,836
 Acquisition related liabilities                                                39,556,570           11,712,378
 Other accrued expenses                                                         22,900,512            1,312,569

 Deferred revenue                                                                4,473,843            3,147,220
 Current-portion of deferred revenues on contract with stockholder              20,782,313
                                                                                                     15,000,000
 Current portion of capital lease obligations payable                               18,202                8,396
 Income taxes payable                                                           16,261,333              236,410
                                                                              ------------         ------------
Total current liabilities                                                      109,197,899           35,445,272

Long-term liabilities:
 Capital lease obligations payable                                                 187,485                    -
 Deferred revenues on contract with stockholder                                 42,875,000           50,375,000
                                                                              ------------         ------------
Total long-term liabilities                                                     43,062,485           50,375,000

Stockholders' equity:
 Preferred stock at $.01 par value--5,000,000 shares authorized, none issued and outstanding at June 30, 1998 and December 31, 1997
                                                                                         -                    -

 Common stock at $.001 par value--150,000,000 and 60,000,000 shares authorized; and 41,912,353 and 41,473,088 issued and outstanding at
  June 30, 1998 and December 31, 1997, respectively                                 41,912               41,473


 Additional paid-in capital                                                    157,023,847          148,747,326
 Retained earnings                                                              44,446,512           48,058,954
                                                                              ------------         ------------
Total stockholders' equity                                                     201,512,271          196,847,753
                                                                              ------------         ------------
                                                                              $353,772,655         $282,668,025
                                                                              ============         ============

See accompanying notes.

                             CITRIX SYSTEMS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                                                            THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                 JUNE 30,                         JUNE 30,
                                                             1998            1997            1998            1997
                                                      -------------------------------   ------------------------------
Revenues
 Net revenues from unrelated parties                        $48,236,021   $22,392,149       $93,787,944   $43,912,754
 Net revenues - stockholder                                   7,967,687     2,125,000        11,717,687     2,125,000
                                                            -----------   -----------       -----------   -----------
Net revenues                                                 56,203,708    24,517,149       105,505,631    46,037,754

Cost of revenues
 Cost of goods sold                                           3,628,869     2,290,551         7,302,476     4,484,381
 Cost of revenues - stockholder                               1,051,691             -         2,227,520             -
                                                            -----------   -----------       -----------   -----------
Total cost of revenues                                        4,680,560     2,290,551         9,529,996     4,484,381
                                                            -----------   -----------       -----------   -----------
Gross margin                                                 51,523,148    22,226,598        95,975,635    41,553,373

Operating expenses
 Research and development                                     4,386,875     1,622,147         7,784,579     3,135,377
 Sales, marketing and support                                18,598,278     7,480,411        33,499,307    13,678,479
 General and administrative                                   4,182,903     2,425,602         7,949,022     3,908,269
 In-process research and development                         33,796,995             -        57,596,995             -
                                                            -----------   -----------       -----------   -----------
Total operating expenses                                     60,965,051    11,528,160       106,829,903    20,722,125
                                                            -----------   -----------       -----------   -----------
Income (loss) from operations                                (9,441,903)   10,698,438       (10,854,268)   20,831,248

Interest income, net                                          2,550,120     2,268,568         5,209,828     3,843,184
                                                            -----------   -----------       -----------   -----------
Income (loss) before income taxes                            (6,891,783)   12,967,006        (5,644,440)   24,674,432

Income taxes provision (benefit)                             (2,481,042)    4,668,121        (2,031,998)    8,882,795
                                                            -----------   -----------       -----------   -----------
Net income (loss)                                           $(4,410,741)  $ 8,298,885       $(3,612,442)  $15,791,637
                                                            ===========   ===========       ===========   ===========
Earnings (loss) per common share:
 Basic earnings (loss)  per share                                $(0.11)        $0.20            $(0.09)        $0.39
                                                            ===========   ===========       ===========   ===========
 Weighted average shares outstanding                         41,870,341    40,763,794        41,748,604    40,528,191

Earnings (loss) per common share  assuming
 dilution:
 Diluted earnings (loss)  per share                              $(0.11)        $0.19            $(0.09)        $0.37
                                                            ===========   ===========       ===========   ===========
 Weighted average shares outstanding                         41,870,341    43,135,829        41,748,604    42,899,682
                                                            ===========   ===========       ===========   ===========

See accompanying notes.

                              CITRIX SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                              SIX MONTHS ENDED
                                                                                                  JUNE 30,
                                                                                          1998                 1997
                                                                                    -----------------    ----------------
OPERATING ACTIVITIES
Net income (loss)                                                                       $  (3,612,442)       $ 15,791,637
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Depreciation and amortization                                                             2,327,922             599,877
  Provision for doubtful accounts and product returns                                          24,821             396,201
  Tax benefit related to the exercise of non-statutory stock options and
   disqualified dispositions of incentive stock options                                     5,531,417           3,406,613

  Deferred tax assets                                                                     (27,491,462)        (23,647,080)
  In-process research and development                                                      57,596,995                   -
  Changes in operating assets and liabilities, net of acquisitions:
   Trade receivables                                                                      (13,150,443)         (2,212,950)
   Account receivable from stockholder                                                    (10,000,000)                  -
   Inventories                                                                             (1,099,354)           (125,946)
   Prepaid expenses                                                                          (396,881)           (224,949)
   Deferred revenue                                                                         1,326,623             983,649
   Deferred revenue on contract with stockholder                                           (1,717,687)         72,875,000
   Accounts payable                                                                           674,429            (255,737)
   Accrued royalties and other accounts payable to stockholder                                100,426             550,248
   Income taxes payable                                                                    16,024,923          22,931,372
   Other accrued expenses                                                                     344,502           2,302,508
                                                                                    -----------------    ----------------
Net cash provided by operating activities                                                  26,483,789          93,370,443

INVESTING ACTIVITIES
Purchases of short-term investments                                                      (108,680,114)        (48,171,073)
Proceeds from sale of short-term investments                                              118,202,478          29,965,035
Cash paid for acquisitions                                                                (16,951,705)                  -
Cash paid for licensing agreement                                                          (2,125,000)                  -
Purchases of property and equipment                                                        (6,975,170)         (2,396,754)
                                                                                    -----------------    ----------------
Net cash used in investing activities                                                     (16,529,511)        (20,602,792)

FINANCING ACTIVITIES
Net proceeds from issuance of common stock                                                  2,745,543             679,424
Repurchase of common stock  previously issued                                                       -                (902)
Payments on capital lease obligations                                                          31,914             (49,350)
                                                                                    -----------------    ----------------
Net cash provided by financing activities                                                   2,777,457             629,172
                                                                                    -----------------    ----------------

Increase in cash and cash equivalents                                                      12,731,735          73,396,823
Cash and cash equivalents at beginning of period                                          140,080,550          99,135,049
                                                                                    -----------------    ----------------
Cash and cash equivalents at end of period                                              $ 152,812,285        $172,531,872
                                                                                    =================    ================

See accompanying notes.

                              CITRIX SYSTEMS, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 JUNE 30, 1998


1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown are of a normal recurring nature and have been reflected in the unaudited condensed consolidated financial statements. The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or for any future period. The information included in these unaudited condensed consolidated financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations herein and the consolidated financial statements and accompanying notes included in the Citrix Systems, Inc. (the Company) Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

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

3.   REVENUE RECOGNITION

In October 1997, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 97-2, "Software Revenue Recognition," which the Company has adopted for transactions entered during the year beginning January 1, 1998. SOP 97-2 provides guidance for recognizing revenue on software transactions and supersedes SOP 91-1, "Software Revenue Recognition." In March 1998, the AICPA issued SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition." SOP 98-4 defers, for one year, the application of certain passages in SOP 97-2 which limit what is considered vendor-specific objective evidence necessary to recognize revenue for software licenses in multiple-element arrangements when undelivered elements exist. Additional guidance is expected to be provided prior to adoption of the deferred provision of SOP 97-2. The Company will determine the impact, if any, the additional guidance will have on current revenue recognition practices when issued. Adoption of the remaining provisions of SOP 97-2 did not have a material impact on revenue recognition during the first half of 1998.

4.   ACQUISITIONS

On February 5, 1998, the Company completed its acquisition of certain in-process software technologies and assets of Insignia Solutions, plc for approximately $17.5 million. Based on appraised value, a portion of the purchase price was allocated to in-process research and development, which had not reached technological feasibility and had no alternative future use. The allocation resulted in a pre-tax charge of approximately $16.0 million to the Company's operations in the first quarter of 1998. Further, on June 30, 1998, the Company completed its acquisition of APM Ltd for approximately $40.4 million. Based on appraised value, a portion of the purchase price was allocated to in-process research and development which had not reached technological feasibility and had no alternative future use. The allocation resulted in a pre-tax charge of approximately $33.8 million to the Company's operations in the second quarter of 1998.

5.   LICENSED TECHNOLOGY

In January 1998, the Company licensed certain in-process software technology from EPiCON, Inc. for approximately $8.0 million. A portion of the licensing fee was allocated to in-process research and development, which had no alternative future use. The allocation resulted in a pre-tax charge of approximately $7.9 million to the Company's operations in the first quarter of 1998.

6.   EARNINGS (LOSS) PER SHARE

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

The following table sets forth the computation of basic and diluted earnings per share:

                                                         THREE MONTHS ENDED           SIX MONTHS ENDED
                                                              JUNE 30,                    JUNE 30,
                                                          1998         1997          1998          1997
                                                    -------------------------------------------------------
   Numerator:
         Net income (loss)                            $(4,410,741)  $ 8,298,885   $(3,612,442)  $15,791,637
                                                      ===========   ===========   ===========   ===========
   Denominator:
        Denominator for basic earnings per share--
         weighted average shares                       41,870,341    40,763,794    41,748,604    40,528,191
        Effect of dilutive securities:
        Employee stock options                                  -     2,372,035             -     2,371,491
                                                      -----------   -----------   -----------   -----------
        Dilutive potential common shares                        -     2,372,035             -     2,371,491
                                                      -----------   -----------   -----------   -----------

        Denominator for diluted earnings per share
        --adjusted weighted-average shares             41,870,341    43,135,829    41,748,604    42,899,682
                                                      ===========   ===========   ===========   ===========
   Basic earnings (loss) per share                         $(0.11)        $0.20        $(0.09)        $0.39
                                                      ===========   ===========   ===========   ===========
   Diluted earnings (loss) per share                       $(0.11)        $0.19        $(0.09)        $0.37
                                                      ===========   ===========   ===========   ===========

In accordance with Statement 128, the dilutive effect of employee stock options, has not been included in the calculation of the denominator for diluted loss per share since such inclusion would be anti-dilutive for the three months and six months ended June 30, 1998.

7.   RECLASSIFICATIONS

Certain reclassifications have been made for consistent presentation.

8.   LEGAL MATTERS

The Company received a letter dated February 25, 1998 from a third party alleging that certain technology incorporated in the Company's WinFrame(R) product line may infringe a patent held by the third party, and requesting that the Company contact the third party to discuss a licensing arrangement for such patent. The Company believes that its existing products do not infringe the patent held by the third party. There can be no assurance that the Company would prevail in the defense of an infringement claim, if made, or that the Company could obtain a license to the patent on a reasonable basis, if at all. Any patent dispute or litigation, or any royalty-bearing license, could have a material adverse effect on the Company's business, financial condition or results of operations.

9.   SUBSEQUENT EVENT

In July 1998, the Company consummated an agreement to acquire certain software technology and assets of VDOnet Corporation Ltd., an Israeli firm, including VDOLive video/audio server technology. The aggregate purchase price was approximately $8.0 million and the acquisition was accounted for as a purchase. A substantial portion of the purchase price was for in-process research and development which had not reached technological feasibility and had no alternative future use and for which the Company expects to incur a one-time charge to its operations amounting to approximately $7.0 million in the quarter ending September 30, 1998.

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

     As a result of the Development Agreement (defined below), the Company will continue to support the Microsoft NT platform but will no longer incorporate Windows NT source code directly into the Company's future offerings. However, future WinFrame products based upon the Windows NT v.3.51 kernel may continue to be offered under the terms of the Development Agreement until at least September 30, 2001. In June 1997, the Company announced the development of MetaFrame(TM) product (formerly code-named "pICAsso") which, when combined with the Microsoft multi-user version of Windows NT technology, will provide capabilities similar to those currently offered in the WinFrame product line. The MetaFrame product line was first shipped in June 1998. The Company plans to continue developing enhancements to its MetaFrame product and expects that this product, existing and future enhanced WinFrame products and the royalties derived under the terms of the Development Agreement will constitute a majority of its revenues for the foreseeable future.

     Product revenues are recognized upon shipment only if no significant Company obligations remain and collection of the resulting receivable is deemed probable. The initial fee of $75 million relating to the Development Agreement is being recognized ratably over the term of the contract, which is five years. The additional $100 million due pursuant to the Development Agreement, as amended, is being recognized ratably over the remaining term of the contract effective April, 1998. In the case of non-cancelable product licensing arrangements under which certain OEMs have software reproduction rights, initial recognition of revenue also requires delivery and customer acceptance of the product master or first copy. Subsequent recognition of revenues is based upon reported royalties from the OEMs as well as estimates of royalties due through the Company's reporting date. Product returns and sales allowances, including stock rotations, are estimated and provided for at the time of sale. Non-recurring engineering fees are recognized ratably as the work is performed. Revenues from training and consulting are recognized when the services are performed. Service revenues from customer maintenance fees for ongoing customer support and product updates are recognized ratably over the term of the contract, which is typically twelve months. Service revenues, which are immaterial when compared to net revenues, are included in net revenues on the face of the statement of operations.

     On May 9, 1997, the Company and Microsoft Corporation ("Microsoft") entered into a License, Development and Marketing Agreement, as amended (the "Development Agreement"), which provides for the licensing to Microsoft of certain of the Company's multi-user software enhancements to Microsoft's Windows NT Server and for the cooperation between the parties for the development of future multi-user versions of Microsoft Windows NT Server, called Windows NT Server Terminal Server Edition (formerly referred to as "Hydrix"). The Development Agreement also provides for each party to develop its own enhancements or "plug-ins" to the jointly developed products which may provide access to the Windows NT Server Terminal Server Edition base platform from a wide variety of computing devices, such as a Company-developed plug-in (known as MetaFrame) that implements the Independent Computing Architecture (ICA) protocol on the new platform. Pursuant to the terms of the Development Agreement, in May 1997, the Company received an aggregate of $75 million as a non-refundable royalty payment and for engineering and support services to be rendered by the Company. Under the terms of the Development Agreement, as amended, the Company is entitled to receive payments of an additional $100 million in quarterly payments, a portion of which has already been received in accordance with the amendment. In addition, Microsoft and the Company have agreed to engage in certain joint marketing efforts to promote use of Windows NT Server-based multi-user software and the Company's ICA protocol. Additionally, until at least November 1999, Microsoft has agreed to endorse only the Company's ICA protocol as the preferred way to provide multi-user Windows access for devices other than Windows client devices. Further, subject to the terms of the Development Agreement, the Company shall be entitled to license versions of its WinFrame technology based on Windows NT v.3.51 until at least September 30, 2001.

     The Company has recently acquired or licensed technology that is related to its strategic objectives. On October 2, 1997, the Company completed its acquisition of certain of the assets, technology and operations of DataPac Australasia Pty Limited for approximately $5.0 million. Additionally, on February 5, 1998, the Company completed its acquisition of certain in-process software technologies and assets of Insignia Solutions, plc for approximately $17.5 million. In January 1998, the Company licensed certain in-process software technology from EPiCON, Inc. for approximately $8.0 million. Also, on June 30, 1998 the Company acquired all of the outstanding securities of APM Ltd., parent company of Digitivity Inc, for approximately $40.4 million. In July 1998, the Company completed its acquisition of VDOnet Corporation Ltd. for approximately $8 million. Based on appraised value, a portion of the purchase price was allocated to in-process research and development, which had not reached technological feasibility and had no alternative future use. The allocation will result in a pre-tax charge of approximately $7 million to the Company's operations in the third quarter of 1998.

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

                                                                                           CHANGE FROM THREE     CHANGE FROM SIX
                                             THREE MONTHS ENDED      SIX MONTHS ENDED         MONTHS ENDED          MONTHS ENDED
                                                 JUNE 30,               JUNE 30,           JUNE 30, 1998 VS.     JUNE 30, 1998 VS.
                                             ------------------     ------------------     -----------------     -----------------
                                              1998        1997       1998       1997             1997                   1997
                                             -------    -------     -------    -------     -----------------     -----------------
Net revenues............................      100.0%     100.0%      100.0%     100.0%           129.2%                 129.2%
Cost of revenues........................        8.3        9.3         9.0        9.7            104.3                  112.5
                                             -------    -------     -------    -------     -----------------     -----------------
Gross margin............................       91.7       90.7        91.0       90.3            131.8                  131.0
Operating expenses:
 Research and development...............        7.8        6.6         7.4        6.8            170.4                  148.3
 Sales, marketing and support...........       33.1       30.5        31.8       29.7            148.6                  144.9
 General and administrative.............        7.5        9.9         7.5        8.5             72.4                  103.4
 In-process research and development....       60.1          -        54.6          -                *                      *
                                             -------    -------     -------    -------     -----------------     -----------------
  Total operating expenses..............      108.5       47.0       101.3       45.0            428.8                  415.5
                                             -------    -------     -------    -------     -----------------     -----------------
Income (loss) from operations...........      (16.8)      43.7       (10.3)      45.3           (188.3)                (152.1)
Interest income, net....................        4.5        9.2         5.0        8.3             12.4                   35.6
                                             -------    -------     -------    -------     -----------------     -----------------
Income (loss) before income taxes.......      (12.3)      52.9        (5.3)      53.6           (153.1)                (122.9)
Income taxes provision (benefit)........       (4.4)      19.0        (1.9)      19.3            153.1                  122.9
                                             -------    -------     -------    -------     -----------------     -----------------
Net income (loss).......................       (7.9%)     33.9%       (3.4%)     34.3%          (153.1%)               (122.9%)
                                             =======    =======     =======    =======     =================     =================

*  Not meaningful.

      Net Revenues. Net revenues were approximately $56.2 million and $24.5 million for the three months ended June 30, 1998 and 1997, respectively, representing an increase of 129.2%. For the six months ended June 30, 1998 and 1997, net revenues were $105.5 million and $46.0 million, respectively, representing an increase of 129.2%. The increases in net revenues in the second quarter of 1998 compared to the second quarter of 1997 and the respective six month periods then ended were primarily attributable to an increase in the volume of shipments of the Company's WinFrame products and, to a lesser extent, revenues recognized in conjunction with the initial shipment of its MetaFrame product, in June 1998, which amounted to $7.7 million, as well as the recognition of revenue related to the Development Agreement with Microsoft.

     Principally, the net revenues are composed of WinFrame/MetaFrame, OEM and Development Agreement revenues which approximated 71.0%, 10.5% and 14.2% of revenues, respectively, in the three months ended June 30, 1998, and 71.2%, 13.0% and 11.1% of revenues, respectively, in the six months ended June 30, 1998. Both the Company's WinFrame/MetaFrame and OEM revenues represent product license fees based upon the Company's multi-user NT-based technology.

     International. International revenues (sales outside of the United States) accounted for approximately 27.0% and 18.3% of net revenues for the three months ended June 30, 1998 and 1997, respectively. International revenues accounted for approximately 27.3% and 16.9% of net revenues for the six months ended June 30, 1998 and 1997, respectively.

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

     Gross Margin. Gross margin increased from 90.7% in the second quarter of 1997 to 91.7% in the second quarter of 1998, and from 90.3% in the first half of 1997 to 91.0% in the first half of 1998. The increases in gross margin in both periods was primarily attributable to changes in product mix, representing changes in the mix of OEM revenues versus product sold to distributors and resellers, different products within the WinFrame product line and in particular, initial licensing of the MetaFrame product, in June 1998, which has a higher gross margin percentage. These increases were partially offset by the net contribution attributable to the Development Agreement.

     Research and Development Expenses. Research and development expenses consisted primarily of personnel-related costs. The increases in research and development expenses in the three months and six months ended June 30, 1998 as compared to the prior respective periods, resulted primarily from additional staffing, associated salaries and related expenses required to expand and enhance the Company's product lines. These increases were partially offset by the allocation of certain research and development expenses to cost of goods sold for the portion of these expenses associated with Development Agreement revenues.

     Sales, Marketing and Support Expenses. The increases in sales, marketing and support expenses in the three months and six months ended June 30, 1998 as compared to the prior respective periods, resulted primarily from increases in promotional activities, such as advertising literature production and distribution and trade shows as well as distributor programs, largely in connection with the launch of the MetaFrame product. Sales, marketing and support staff and associated salaries, commissions and related expenses also increased, resulting from efforts to expand the Company's product distribution.

     General and Administrative Expenses. The increases in general and administrative expenses in the three months and six months ended June 30, 1998 as compared to the prior respective periods, is primarily due to increased expenses associated with additional staff, associated salaries and related expenses necessary to support overall increases in the scope of the Company's operations. These amounts were partially offset by a decline in legal fees from the levels incurred in the previous period, which were high due to the costs associated with non-recurring contractual negotiations and litigation defense.

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

     On June 30, 1998, the Company completed its acquisition of APM, Ltd for approximately $40.4 million. This transaction was accounted for using the purchase method of accounting with the purchase price being principally allocated to purchased technologies and intangible assets. Approximately $33.8 million of the total purchase price represented the value of in-process research and development that had not yet reached technological feasibility and had no alternative future use and, as such, was recorded as a non-recurring charge for in-process research and development. The value attributed to the in-process research and development was determined by an independent appraisal.

     In July 1998, the Company completed its acquisition of VDOnet Corporation Ltd. for approximately $8 million. This transaction was accounted for using the purchase method of accounting with the purchase price being principally allocated to purchase technologies and intangible assets. Approximately $7 million of the total purchase price represented the value of in-process research and development that had not reached technological feasibility and had no alternative future use and, as such, was recorded as a non-recurring charge for in-process research and development in the third quarter of 1998.

     Interest Income, Net. Interest income, net, increased during the six months ended June 30, 1998 compared to the respective period in the prior year and was primarily due to interest income earned on additional cash generated from the receipt of an initial license fee under the terms of the Development Agreement.

     Income Taxes. The Company's effective tax rate amounted to 36% for the three months ended June 30, 1998 and 1997 and 36% for the six months ended June 30, 1998 and 1997.

LIQUIDITY AND CAPITAL RESOURCES

     During the six months ended June 30, 1998, the Company generated positive operating cash flows of approximately $12.7 million, which is net of cash used to purchase and license in-process research and development of $19.1 million. These amounts were partially offset by an increase in trade receivables during the period. During the same period, the Company also recognized tax benefits from the exercise of non-statutory stock options and disqualifying dispositions of incentive stock options of approximately $5.5 million. The Company purchased and sold short-term investments for approximately $108.7 million and $118.2 million, respectively, during the six months ended June 30, 1998. Additionally, the Company expended approximately $7.0 million in the same period for the purchase of leasehold improvements and equipment. These capital expenditures were primarily associated with the Company's expansion into new facilities.

     As of June 30, 1998, the Company had approximately $152.8 million in cash and cash equivalents, $79.6 million in short-term investments and $182.0 million of working capital. The Company's cash and cash equivalents and short-term investments are invested in investment grade, interest bearing securities to minimize interest rate risk and allow for flexibility in the event of immediate cash needs. At June 30, 1998, the Company had approximately $36.2 million in trade receivables, net of allowances, and $68.1 million of deferred revenues, of which the Company anticipates $25.3 million will be earned over the next twelve months.

     On June 30, 1998, the Company completed its acquisition of outstanding securities of APM Ltd for approximately $38.6 million in cash. Payment for the acquired securities was made in the third quarter of 1998.

     In addition, in July 1998, the Company acquired certain in-process software technologies and assets of VDOnet for approximately $8.0 million.

     The Company believes existing cash and cash equivalents and short-term investments will be sufficient to meet operating and capital expenditures requirements for at least the next twelve months.

     The Company paid cash amounting to approximately $3,000 in lieu of fractional shares in connection with its three-for-two stock split effected February 20, 1998. The Company does not anticipate paying any cash dividend on its Common Stock in the foreseeable future.

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

     Reliance Upon Strategic Relationship with Microsoft. Microsoft is the leading provider of desktop operating systems. The Company is dependent upon the license of certain key technology from Microsoft, including certain source and object code licenses, technical support and other materials. The Company is also dependent on its strategic alliance agreement with

Microsoft which provides for cooperation in the development of technologies for advanced operating systems, and the promotion of advanced Windows application program interfaces. On May 9, 1997, the Company and Microsoft entered into a License, Development and Marketing Agreement, as amended (the "Development Agreement"), which provides for the licensing to Microsoft of certain of the Company's multi-user software enhancements to Microsoft's Windows NT Server and for the cooperation between the parties for the development of certain future multi-user versions of Microsoft Windows NT Server, known as the Windows NT Server Terminal Server Edition. The Development Agreement also provides for each party to develop its own enhancements or "plug-ins" to the jointly developed products which may provide access to the Windows NT Server Terminal Server Edition platform from a wide variety of computing devices, such as the MetaFrame product line that implements the Independent Computing Architecture (ICA(R)) protocol on the new platform. Pursuant to the terms of the Development Agreement, the Company received an aggregate of $75 million as a non-refundable royalty payment and for engineering and support services to be rendered by the Company. Under the terms of the Development Agreement, as amended, the Company is entitled to receive payments of an additional $100 million in quarterly payments. In addition, Microsoft and the Company have agreed to engage in certain joint marketing efforts to promote use of Windows NT Server-based multi-user software and the Company's ICA protocol. Additionally, until at least November 1999, Microsoft has agreed to endorse only the Company's ICA protocol as the preferred way to provide multi-user Windows access for devices other than Windows client devices. Further, subject to the terms of the Development Agreement, the Company shall be entitled to license versions of its WinFrame technology based on Windows NT v.3.51 until at least September 30, 2001.

     The Company's relationship with Microsoft is subject to certain risks and uncertainties. First, the Windows NT Server Terminal Server Edition based platforms will allow Microsoft to create products that may be competitive with at least some of the Company's current WinFrame and MetaFrame products. Second, as stated above, Microsoft has agreed to endorse only the Company's ICA protocol as the preferred method to provide multi-user Windows access for devices other than Windows clients until at least November 1999. Subsequent to November 1999, it is possible that Microsoft will market or endorse other methods to provide non-Windows client devices multi-user Windows access. Third, the Company's ability to successfully commercialize its MetaFrame product will be dependent on Microsoft's ability to market and sell its Windows NT Server Terminal Server Edition products. Finally, there may be delays in the release and shipment of future releases of Windows NT Server Terminal Server Edition. Microsoft's distributors and resellers are not within the control of the Company and, to the Company's knowledge, are not obligated to purchase products from Microsoft. Additionally, the Company may hire additional development, marketing and support staff to the extent they are needed in order to fulfill the Company's responsibilities under the terms of the Development Agreement. Further, if Microsoft (1) develops competitive plug-in products, (2) endorses in the future other methods to provide non-Windows client devices multi-user Windows access,
(3) is unable to successfully market and sell the Windows NT Server Terminal Server Edition products, or (4) encounters delays in the release and shipment of future releases of Windows NT Server Terminal Server Edition, the Company's business, results of operations and financial condition could be adversely affected.

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

     Competition. The markets in which the Company competes are intensely competitive. Most of the competitors and potential competitors, including Microsoft, have significantly greater financial, technical, sales and marketing
and other resources than the Company.   Additionally, the announcement of the
release, and the actual release of products competitive to the Company's existing and future product lines, such as Microsoft's Windows NT Server Terminal Server Edition and related plug-ins, could cause existing and potential customers of the Company to postpone or cancel plans to license certain of the Company's existing and future product offerings, which would adversely impact its net revenues, operating results and financial condition. Further, the Company's ability to market ICA, MetaFrame and other future product offerings will be dependent on Microsoft's licensing and pricing scheme to allow client devices implementing ICA, MetaFrame or any such future product offerings to attach to the Windows NT Server Terminal Server Edition.

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

     Product Concentration. The Company anticipates that one of its product technologies and future derivative products and product lines based upon this technology, if any, will constitute a majority of its revenues for the foreseeable future. The Company's ability to generate revenue from its MetaFrame product will be highly dependent on market acceptance of Windows NT Server Terminal Server Edition products, with which its product is intended to be combined to provide capabilities similar to those currently offered in the WinFrame technology line. The Company may experience declines in demand for products based on WinFrame technology, whether as a result of new competitive product releases, price competition, lack of success of its strategic partners, technological change or other factors. In addition, the introduction of products based upon the MetaFrame technology may be competitive with its WinFrame technology line and may delay or replace orders of either technology.

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

     Potential for Undetected Errors. Despite significant testing by the Company and by current and potential customers, errors may not be found in new products until after commencement of commercial shipments. Additionally, third party products, upon which the Company's products are dependent, may contain defects, which could reduce the performance of the Company's products or render them useless.

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

     Fluctuations in Quarterly Operating Results. The Company's quarterly operating results have in the past varied and may in the future vary significantly depending on factors such as the success of the Company's WinFrame or MetaFrame products, the size, timing and recognition of revenue from significant orders, increased competition, the proportion of revenues derived from distributors, OEMs and other channels, changes in the Company's pricing policies or those of its competitors, the financial stability of major customers, new product introductions or enhancements by competitors and partners, delays in the introduction of products or product enhancements by the Company or by competitors and partners, customer order deferrals in anticipation of upgrades and new products, market acceptance of new products, the timing and nature of sales and marketing expenses (such as trade shows and other promotions), other changes in operating expenses, personnel changes (including the addition of personnel), foreign currency exchange rates and general economic conditions. The Company operates with little order backlog because its software products typically are shipped shortly after orders are received. In addition, like many systems level software companies, the Company has often recognized a substantial portion of its revenues in the last month of a quarter with these revenues frequently concentrated in the last weeks or days of the quarter. As a result, the product revenues in any quarter are substantially dependent on orders booked and shipped in that quarter, and revenues for any future quarter are not predictable with any degree of certainty. Any significant deferral of purchases of the Company's products could have a material adverse effect on the Company's business, results of operations and financial condition in any particular quarter, and to the extent significant sales occur earlier than expected, operating results for subsequent quarters may be adversely affected. Royalty and license revenues are impacted by fluctuations in OEM licensing activity and certain end user licensing and deployment activity from quarter to quarter because initial license fees generally are recognized upon customer acceptance and continuing royalty and subsequent ongoing license revenues are recognized when the amount of such licensing activity can be reasonably determined. The Company's expense levels are based, in part, on its expectations as to future orders and sales, and the Company may be unable to adjust spending in a timely manner to compensate for any sales shortfall. If sales are below expectations, operating results are likely to be adversely affected. Net income may be disproportionately affected by a reduction in sales because a significant portion of the Company's expenses do not vary with revenues. The Company may also choose to reduce prices or increase spending in response to competition or to pursue new market opportunities. In particular, if new competitors, technological advances by existing competitors or other competitive factors require the Company to invest significantly greater resources in research and development efforts, the Company's operating margins in the future may be adversely affected.

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

                          PART II: OTHER INFORMATION



Item 2.   Change in Securities and Use of Proceeds

          On December 8, 1995, the Company's registration statement on Form S-1 (File No. 33-98542) became effective. The net proceeds from the offering were $38,892,728. The Company has not utilized any of the proceeds from its initial public offering.

  Item 4. Submission of Matters to a Vote of Security Holders

          At the Company's annual meeting of stockholders held May 14, 1998 (the "1998 Annual Meeting"), the Company's stockholders took the following actions:

     (1) The Company's stockholders elected Kevin R. Compton, Stephen M. Dow and Mark B. Templeton as Class III directors, each to serve for a three-year term expiring at the Company's annual meeting of stockholders in 2001 or until his successor has been duly elected and qualified or until his early resignation or removal. Election of the directors was determined by a plurality of the votes cast at the 1998 Annual Meeting. With respect to such matter, the votes were cast as follows: 38,630,037 shares voted for the election of Mr. Compton, 38,630,292 shares voted for the election of Mr. Dow and 38,629,941 shares voted for the election of Mr. Templeton, and 150,260 shares were withheld from the election of Mr. Compton, 150,365 shares were withheld from the election of Mr. Dow, and 150,716 shares were withheld from the election of Mr. Templeton. No other persons were nominated, or received votes, for election as directors of the Company at the 1998 Annual Meeting. The other directors of the Company whose term of office continued after the annual meeting were: Edward E. Iacobucci, Michael W. Brown, Robert N. Goldman, Tyrone F. Pike, Roger
          W. Roberts. In addition, in July 1998, the Board of Directors voted to expand the Board by one and appointed John White as the person to fill the newly created vacancy.

     (2) The Company's stockholders approved and adopted an amendment to the Company's Amended and Restated Certificate of Incorporation to increase the number of authorized shares of the Company's Common Stock, par value $0.001 per share, from 60,000,000 to 150,000,000 shares. With respect to such matter, the votes were cast as follows:
          30,111,545 shares voted for the proposal, 8,650,821 shares voted against the proposal, 18,291 shares abstained from voting on the proposal.

Item 5.   Other Information

          Proposals of stockholders intended for inclusion in the proxy statement to be furnished to all stockholders entitled to vote at the next annual meeting of stockholders of the Company must be received at the Company's principal executive offices not later than December 4, 1998. The deadline for providing timely notice to the Company of matters that stockholders otherwise desire to introduce at the next annual meeting of stockholders of the Company is February 17, 1999.

Item 6.   Exhibits and Reports on Form 8-K

     (a)  The exhibits which are filed with the report as set forth on the
          Exhibit Index appearing on page 20 of this report and are incorporated herein by this reference.

     (b) A report on Form 8-K was filed with the Securities and Exchange Commission on July 15, 1998 with respect to:

          Item 2 -- Acquisition or Disposition of Assets. To disclose the consummation of the acquisition of all of the outstanding securities of APM Ltd. on June 30,1998.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of August 1998.


                                       CITRIX SYSTEMS, INC.



                                   By: /s/ ROGER W. ROBERTS
                                       -----------------------------------
                                       Roger W. Roberts
                                       Chief Executive Officer
                                       (Principal Executive Officer)



                                   By: /s/ JAMES J. FELCYN, JR.
                                       -----------------------------------
                                       James J. Felcyn, Jr.
                                       Vice-President of Finance and
                                       Administration and Chief Financial
                                       Officer (Principal Financial Officer)




                                   By: /s/ MARC-ANDRE BOISSEAU
                                       -----------------------------------
                                       Marc-Andre Boisseau
                                       Controller
                                       (Principal Accounting Officer)

                                 EXHIBIT INDEX



                                                                  Page Number
                                                                  -----------
 10*      Amendment #1 to License, Development and Marketing          22
          Agreement Dated May 9, 1997, between the Company and
          Microsoft Corporation

 27.1     Financial Data Schedule                                     27

 27.2     Financial Data Schedule                                     28


  * Confidential treatment requested under Rule 24b-2 of the Securities Exchange Act of 1934.