Form 10-Q
period 1998-09-30
CITRIX SYSTEMS INC
filed 1998-11-16
CIK 877890

 ===============================================================================

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

               For the quarterly period ended September 30, 1998

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

                                Not Applicable
     ---------------------------------------------------------------------
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

        As of November 6, 1998 there were 42,644,898 shares of the registrant's Common Stock, $.001 par value per share, outstanding.


                           Total Number of Pages: 31

================================================================================

                             CITRIX SYSTEMS, INC.

                                   FORM 10-Q
                   FOR THE QUARTER ENDED SEPTEMBER 30, 1998


                                   CONTENTS

                                                                     Page Number
                                                                     -----------
PART I:   FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements (Unaudited)

               Condensed Consolidated Balance Sheets:
                    September 30, 1998 and December 31, 1997               3
               Condensed Consolidated Statements of Income:
                    Three Months and Nine Months ended September 30,
                    1998 and 1997                                          5
               Condensed Consolidated Statements of Cash Flows:
                    Nine Months Ended September 30, 1998 and 1997          6
               Notes to Condensed Consolidated Financial Statements        7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                       10

PART II:  OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds                       25

Item 5.   Other Information                                               25

Item 6.   Exhibits and Reports on Form 8-K                                25

Signatures                                                                26

Exhibit Index                                                             27

Exhibit 3,4                                                               28

Exhibit 27.1                                                              30

Exhibit 27.2                                                              31

                         PART I: FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             CITRIX SYSTEMS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)



                                                                SEPTEMBER 30,       DECEMBER 31,
                                                                    1998               1997
                                                                ---------------------------------
ASSETS
Current assets:
 Cash and cash equivalents                                       $133,117,973        $140,080,550
 Short-term investments                                            84,942,267          89,111,093
 Trade receivables, net of allowances of $6,801,453 and
  $6,297,986 at September 30, 1998 and December 31, 1997,
  respectively                                                     33,149,929          12,631,413
 Inventories                                                        4,346,815           2,273,196
 Prepaid expenses                                                   4,869,089           3,497,890
 Current portion of deferred tax assets                            29,697,309          10,767,437
                                                                 --------------------------------
Total current assets                                              290,123,382         258,361,579

Property and equipment, net                                        14,130,563           6,678,253
Long-term portion of deferred tax assets                           25,275,540          16,763,680
Intangible assets, net                                              8,872,230             864,513
                                                                 --------------------------------
                                                                 $338,401,715        $282,668,025
                                                                 ================================

Continued on following page.

                             CITRIX SYSTEMS, INC.

                                  (Unaudited)

                                                                          SEPTEMBER 30,       DECEMBER 31,
                                                                              1998               1997
                                                                          ---------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                          $  2,948,783         $    984,463
 Accrued royalties and other accounts payable to stockholder                  2,563,646            3,043,836
 Acquisition related liabilities                                                822,184            1,312,569
 Other accrued expenses                                                      20,385,192           11,712,378
 Deferred revenue                                                             7,068,172            3,147,220
 Current portion of deferred revenues on contract with stockholder           29,523,809           15,000,000
 Current portion of capital lease obligations payable                             9,188                8,396
 Income taxes payable                                                         3,624,027              236,410
                                                                           ---------------------------------
Total current liabilities                                                    66,945,001           35,445,272

Long-term liabilities:
 Capital lease obligations payable                                              179,336                    -
 Deferred revenues on contract with stockholder                              39,125,000           50,375,000
                                                                           ---------------------------------
Total long-term liabilities                                                  39,304,336           50,375,000

Stockholders' equity:
 Preferred stock at $.01 par value--5,000,000 shares authorized, none
  issued and outstanding at September 30, 1998 and December 31, 1997                  -                    -
 Common stock at $.001 par value--150,000,000 and 60,000,000 shares authorized; and 42,432,203 and 41,473,088 issued and outstanding at
  September 30, 1998 and December 31, 1997, respectively                         42,432               41,473
 Additional paid-in capital                                                 171,961,275          148,747,326
 Retained earnings                                                           60,148,671           48,058,954
                                                                           ---------------------------------
Total stockholders' equity                                                  232,152,378          196,847,753
                                                                           ---------------------------------
                                                                           $338,401,715         $282,668,025
                                                                           =================================

See accompanying notes.

                             CITRIX SYSTEMS, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                  (Unaudited)

                                                 THREE MONTHS ENDED            NINE MONTHS ENDED
                                                    SEPTEMBER 30,                 SEPTEMBER 30,
                                                 ----------------------------------------------------
                                                 1998           1997           1998            1997
                                                 ----------------------------------------------------
Revenues
  Net revenues from unrelated parties             $57,612,659    $31,191,160    $151,400,612   $75,103,914
  Net revenues - stockholder                       10,008,504      3,750,000      21,726,191     5,875,000
                                                  --------------------------------------------------------
Net revenues                                       67,621,163     34,941,160     173,126,803    80,978,914

Cost of revenues
  Cost of revenues from unrelated parties           3,288,008      3,441,412      10,590,486     7,925,792
  Cost of revenues - stockholder                      620,630              -       2,848,150             -
                                                  --------------------------------------------------------
Total cost of revenues                              3,908,638      3,441,412      13,438,636     7,925,792
                                                  --------------------------------------------------------
Gross margin                                       63,712,525     31,499,748     159,688,167    73,053,122

Operating expenses
  Research and development                          8,829,664      1,656,414      16,614,241     4,791,791
  Sales, marketing and support                     20,115,714      9,515,451      53,613,860    23,193,930
  General and administrative                        5,456,826      3,035,646      13,407,009     6,943,914
  In-process research and development               7,200,000              -      64,796,995             -
                                                  --------------------------------------------------------
Total operating expenses                           41,602,204     14,207,511     148,432,105    34,929,635
                                                  --------------------------------------------------------
Income  from operations                            22,110,321     17,292,237      11,256,062    38,123,487

Interest income, net                                2,414,690      3,134,839       7,634,120     6,978,021
                                                  --------------------------------------------------------
Income before income taxes                         24,525,011     20,427,076      18,890,182    45,101,508

Income taxes provision                              8,822,852      7,353,748       6,800,465    16,236,543
                                                  --------------------------------------------------------
Net income                                        $15,702,159    $13,073,328    $ 12,089,717   $28,864,965
                                                  ========================================================
Earnings  per common share:
  Basic earnings  per share                       $      0.37    $      0.32    $       0.29   $      0.71
                                                  ========================================================
  Weighted average shares outstanding              42,218,841     41,003,745      41,907,043    40,689,777
                                                  ========================================================
Earnings per common share assuming dilution:
  Diluted earnings  per share                     $      0.34    $      0.30    $       0.27   $      0.66
                                                  ========================================================
  Weighted average shares outstanding              45,908,840     44,097,527      45,362,626    43,668,287
                                                  ========================================================

See accompanying notes.

                             CITRIX SYSTEMS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                         NINE MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                    ------------------------
                                                                                       1998           1997
                                                                                    ------------------------
Operating activities
Net income                                                                           $  12,089,717  $ 28,864,965
Adjustments to reconcile net income  to net cash provided by operating activities:
  Depreciation and amortization                                                          6,338,635     1,012,578
  Provision for doubtful accounts and product returns                                      503,466     4,177,772
  Tax benefit related to the exercise of non-statutory stock options and
   disqualified dispositions of incentive stock options                                 14,698,308     3,406,613
  Deferred tax assets                                                                  (27,441,732)  (25,305,333)
  In-process research and development                                                   64,796,995             -
  Changes in operating assets and liabilities, net of acquisitions:
   Trade receivables                                                                   (20,579,089)   (7,213,449)
   Inventories                                                                          (2,073,619)     (661,531)
   Prepaid expenses                                                                       (440,484)     (288,922)
   Deferred revenue                                                                      3,920,952       863,093
   Deferred revenue on contract with stockholder                                         3,273,809    69,125,000
   Accounts payable                                                                      1,562,348      (175,842)
   Accrued royalties and other accounts payable to stockholder                            (480,190)    1,309,477
   Income taxes payable                                                                  3,387,617     6,520,870
   Other accrued expenses                                                                  842,564     4,617,665
                                                                                     ---------------------------
Net cash provided by operating activities                                               60,399,297    86,252,956

INVESTING ACTIVITIES
Purchases of short-term investments                                                   (155,127,907)  (71,775,345)
Proceeds from sale of short-term investments                                           159,296,733    38,167,404
Cash paid for acquisitions                                                             (63,449,474)            -
Cash paid for licensing agreement                                                       (5,375,000)            -
Purchases of property and equipment                                                    (11,194,787)   (3,464,901)
                                                                                     ---------------------------
Net cash used in investing activities                                                  (75,850,435)  (37,072,842)

FINANCING ACTIVITIES
Net proceeds from issuance of common stock                                               8,516,600       815,560
Repurchase of common stock  previously issued                                                    -          (902)
Payments on capital lease obligations                                                      (28,039)      (75,290)
                                                                                     ---------------------------
Net cash provided by financing activities                                                8,488,561       739,368

Increase/(Decrease) in cash and cash equivalents                                        (6,962,577)   49,919,482
Cash and cash equivalents at beginning of period                                       140,080,550    99,135,049
                                                                                     ---------------------------
Cash and cash equivalents at end of period                                           $ 133,117,973  $149,054,531
                                                                                     ===========================


See accompanying notes.

                              Citrix Systems, Inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

                               SEPTEMBER 30, 1998


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

3.  REVENUE RECOGNITION

In October 1997, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 97-2, "Software Revenue Recognition," which the Company has adopted for transactions entered during the year beginning January 1, 1998. SOP 97-2 provides guidance for recognizing revenue on software transactions and supersedes SOP 91-1, "Software Revenue Recognition." In March 1998, the AICPA issued SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition." SOP 98-4 defers, for one year, the application of certain passages in SOP 97-2 which limit what is considered vendor-specific objective evidence necessary to recognize revenue for software licenses in multiple-element arrangements when undelivered elements exist. Additional guidance is expected to be provided prior to adoption of the deferred provision of SOP 97-2. The Company will determine the impact, if any, the additional guidance will have on current revenue recognition practices when issued. Adoption of the remaining provisions of SOP 97-2 did not have a material impact on revenue recognition during the first three quarters of 1998.

4.  ACQUISITIONS AND LICENSED TECHNOLOGY

During 1998 the Company completed the acquisition and licensing of certain in-process software technologies as detailed in the table below. The transactions involving Insignia Solutions, plc ("Insignia") and APM Limited ("APM/Digitivity") were subject to independent valuation appraisals, while the transactions involving EPiCON, Inc. ("EPiCON") and VDOnet Corporation, Ltd. ("VDOnet") were based on internal valuation studies. Based on these valuations, each transaction resulted in a portion of the purchase price being allocated to in-process research and development, which had not reached technological feasibility and had no alternative future use. Purchase price allocations relating to these 1998 transactions are based on estimated amounts. Final amounts may vary from these estimates based on the completion of related allocation studies.

                                                         COST                IN-PROCESS  R&D           NATURE OF
DATE                        NAME                    (IN THOUSANDS)            (IN THOUSANDS)          TRANSACTION
----                        ----                    --------------           ---------------          -----------
January 1998                EPiCON, Inc.                   $ 8,000                 $ 7,850             License of certain
                                                                                                           technology

February 1998               Insignia Solutions,            $17,500                 $15,950               Acquisition of
                            plc.                                                                       certain in-process
                                                                                                        technologies and
                                                                                                             assets

June 1998                   APM Limited.                   $40,350                 $33,797             Acquisition of all
                                                                                                         the outstanding
                                                                                                           securities

July 1998                   VDOnet                         $ 7,900                 $ 7,200               Acquisition of
                            Corporation,Ltd                                                           certain technologies

See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Certain Factors Which May Affect Future Results--Uncertainty as to IPRD Valuation."

5.  EARNINGS PER SHARE

In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share." Statement 128 replaced the calculation of primary and fully diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement No. 128 requirements. All common share and per share data have been retroactively adjusted to reflect the three-for-two stock split in the form of a stock dividend paid on February 20, 1998, which stock dividend was paid to stockholders of record as of February 12, 1998.

The following table sets forth the computation of basic and diluted earnings per share:

                                                         THREE MONTHS ENDED           NINE MONTHS ENDED
                                                            SEPTEMBER 30,               SEPTEMBER 30,
                                                      ------------------------------------------------------
                                                         1998          1997           1998          1997
                                                      ------------------------------------------------------
Numerator:
  Net income                                          $15,702,159   $13,073,328    $12,089,717   $28,864,965
                                                      ===========   ===========    ===========   ===========
Denominator:
  Denominator for basic earnings per share
   weighted average shares                             42,218,841    41,003,745     41,907,043    40,689,777

  Effect of dilutive securities:
  Employee stock options                                3,689,999     3,093,782      3,455,583     2,978,510
                                                      -----------   -----------    -----------   -----------
  Dilutive potential common shares                      3,689,999     3,093,782      3,455,583     2,978,510
                                                      -----------   -----------    -----------   -----------
  Denominator for diluted earnings per share
   adjusted weighted-average shares                    45,908,840    44,097,527     45,362,626    43,668,287
                                                      ===========   ===========    ===========   ===========
Basic earnings per share                              $      0.37   $      0.32    $      0.29   $      0.71
                                                      ===========   ===========    ===========   ===========
Diluted earnings per share                            $      0.34   $      0.30    $      0.27   $      0.66
                                                      ===========   ===========    ===========   ===========

7.  RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to current period presentation.

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

In addition, the Company may from time to time be a party to legal claims arising in the ordinary course of business. The Company believes the ultimate resolution of such claims will not have a material adverse effect on its financial position, results of operations or cash flows.

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

     From its introduction in the second quarter of 1993 through the second quarter of 1995, the Company's WinView product represented the largest source of the Company's revenues. The Company began shipping its WinFrame product in final form in the third quarter of 1995 and MetaFrame(TM) in the second quarter of 1998, and these products, together with their related options, have been the largest source of the Company's revenue.

     On May 9, 1997, the Company and Microsoft Corporation ("Microsoft") entered into a License, Development and Marketing Agreement, as amended (the "Development Agreement"), which provides for the licensing to Microsoft of certain of the Company's multi-user software enhancements to Microsoft's Windows NT Server and for the cooperation between the parties for the development of certain future multi-user versions of Microsoft Windows NT Server, called Windows NT Server Terminal Server Edition. The Development Agreement also provides for each party to develop its own enhancements or "plug-ins" to the jointly developed products which may provide access to the Windows NT Server Terminal Server Edition base platform from a wide variety of computing devices. In June 1998, the Company released its MetaFrame product, a Company-developed plug-in that implements the Independent Computing Architecture (ICA) protocol on the new platform that provides capabilities similar to those currently offered in the WinFrame product line. Pursuant to the terms of the Development Agreement, in May 1997, the Company received an aggregate of $75 million as a non-refundable royalty payment and for engineering and support services to be rendered by the Company. Under the terms of the Development Agreement, the Company is entitled to receive payments of an additional $100 million, in quarterly payments, a portion of which has already been received. In addition, Microsoft and the Company have agreed to engage in certain joint marketing efforts to promote use of Windows NT Server-based multi-user software and the Company's ICA protocol. Additionally, subject to the terms of the Development Agreement, Microsoft has agreed to endorse only the Company's ICA protocol as the preferred way to provide multi-user Windows access for devices, other than Windows client devices until at least November 1999 and the Company shall be entitled to license its WinFrame technology based on Windows NT v.3.51 until at least September 30, 2001.

     As a result of the Development Agreement, the Company will continue to support the Microsoft NT platform but the MetaFrame products and later releases will no longer incorporate Windows NT technology directly into the Company's future offerings. The MetaFrame product line was first shipped in June 1998. The Company plans to continue developing enhancements to its MetaFrame product line and expects that this product, WinFrame products and associated options and royalties derived under the terms of the Development Agreement will constitute a majority of its revenues for the foreseeable future.

     Revenue is recognized when earned. The Company's revenue recognition policies are in compliance with the American Institute of Certified Public Accountants Statement of Position 97-2 (as amended by SOP 98-4), "Software Revenue Recognition." Product revenues are recognized upon shipment only if no significant Company obligations remain and collection of the resulting receivable is deemed probable. The initial fee of $75 million relating to the Development Agreement is being recognized ratably over the term of the contract, which is five years. The additional $100 million due pursuant to the Development Agreement, as amended, is being recognized ratably over the remaining term of the contract, effective April 1998. In the case of non-cancelable product licensing arrangements under which certain Original Equipment Manufacturers
(OEMs) have software reproduction rights, initial recognition of revenue also requires delivery and customer acceptance of the product master or first copy. Subsequent recognition of revenues is based upon reported royalties from the OEMs as well as estimates of royalties due through the Company's reporting date. Product returns and sales allowances, including stock rotations, are estimated and provided for at the time of sale. Non-recurring engineering fees are recognized ratably as the work is performed. Revenues from training and consulting are recognized when the services are performed. Service revenues from customer maintenance fees for ongoing customer support and product updates are recognized ratably over the term of the contract, which is typically twelve months. Service revenues, which are immaterial when compared to net revenues, are included in net revenues on the face of the statement of income.

     The Company has acquired or licensed technology that is related to its strategic objectives. On October 2, 1997, the Company completed its acquisition of certain of the assets, technology and operations of DataPac Australasia Pty Limited for approximately $5.0 million. In January 1998, the Company licensed certain software technology from EPiCON, Inc. for approximately $8.0 million. Additionally, on February 5, 1998, the Company completed its acquisition of certain in-process software technologies and assets of Insignia Solutions, plc for approximately $17.5 million. Also, on June 30, 1998 the Company acquired all of the outstanding securities of APM Limited, the parent company of Digitivity
Inc, for approximately $40.4 million.   In July 1998, the Company completed its
acquisition of certain technologies of VDOnet Corporation Ltd. for approximately $8.0 million.

     The discussion below relating to the individual financial statement captions, the Company's overall financial performance, operations and financial position should be read in conjunction with the factors and events described in "Overview" and "Certain Factors Which May Affect Future Results" which, it is anticipated, will impact the Company's future performance and financial position.

RESULTS OF OPERATIONS

     The following table sets forth statement of income data of the Company expressed as a percentage of net revenues and as a percentage of change from period-to-period for the periods indicated.


                                                                                               INCREASE/(DECREASE) FROM
                                                                                               ------------------------
                                                                                              THREE MONTHS    NINE MONTHS
                                                                                                 ENDED           ENDED
                                                 THREE MONTHS ENDED     NINE MONTHS ENDED     SEPTEMBER 30,  SEPTEMBER 30,
                                                    SEPTEMBER 30,          SEPTEMBER 30,          1998 VS.     1998 VS.
                                                 ------------------     -----------------
                                                    1998       1997       1998       1997         1997          1997
                                                   -----      -----      -----      -----         ----          ----
Net revenues.................................      100.0%     100.0%    100.0%     100.0%         93.5%         113.8%
Cost of revenues.............................        5.8        9.8       7.8        9.8          13.6           69.6
                                                   -----      -----      ----       ----         -----          -----
Gross margin.................................       94.2       90.2      92.2       90.2         102.3          118.6
Operating expenses:
 Research and development....................       13.1        4.8       9.6        5.9         433.1          246.7
 Sales, marketing and support................       29.7       27.2      31.0       28.6         111.4          131.2
 General and administrative..................        8.1        8.7       7.6        8.6          79.8           93.1
 In-process research and development.........       10.6          -      37.5          -           *               *
                                                   -----      -----      ----       ----         -----          -----
  Total operating expenses...................       61.5       40.7      85.7       43.1         192.8          324.9
                                                   -----      -----      ----       ----         -----          -----
Income  from operations......................       32.7       49.5       6.5       47.1          27.9          (70.5)
Interest income, net.........................        3.6        9.0       4.4        8.6         (23.0)           9.4
                                                   -----      -----      ----       ----         -----          -----
Income  before income taxes..................       36.3       58.5      10.9       55.7          20.1          (58.1)
Income taxes provision.......................       13.1       21.1       3.9       20.0          20.0          (58.1)
                                                   -----      -----      ----       ----         -----          -----
Net income...................................       23.2%      37.4%      7.0%      35.7%         20.1%         (58.1%)
                                                   =====      =====      ====       ====         =====          =====

*  Not meaningful.

     Net Revenues. The increase in net revenues in the third quarter of 1998 compared to the third quarter of 1997 was primarily attributable to revenues recognized in connection with the shipment of the Company's MetaFrame product, the inter-operable products associated with the MetaFrame and WinFrame products, and the recognition of revenue related to the Development Agreement with Microsoft, which were partially off-set by a decline in the volume of shipments of its WinFrame products. The increase in net revenue in the nine month period ended September 30, 1998 compared to the nine month period ended September 30,

1997 was primarily attributable to the inter-operable products associated with the MetaFrame and WinFrame products, revenues recognized in connection with the shipment of the Company's MetaFrame product, the recognition of revenue related to the Development Agreement with Microsoft and an increase in the volume of shipments of its WinFrame products.

     An analysis of Company net revenue is detailed in the table below. Net revenue is segregated into five main categories: WinFrame-based products, MetaFrame-based products, Inter-operable products, OEM revenue, Microsoft royalties and Other revenue. Inter-operable products include additional user licenses as well as other options, which are applicable to both the MetaFrame and WinFrame product lines. The OEM revenue consists of license fees and royalties from third party manufacturers who are granted a license to incorporate and/or market the Company's multi-user technologies in their own product offerings. Both the Company's WinFrame/MetaFrame and OEM revenues represent product license fees based upon the Company's multi-user NT-based technology. Microsoft royalties represent fees recognized in connection with the Development Agreement (see discussion above).


                                                                                               INCREASE/(DECREASE) FROM
                                                                                               ------------------------
                                                                                              THREE MONTHS    NINE MONTHS
                                                                                                  ENDED          ENDED
                                                 THREE MONTHS ENDED     NINE MONTHS ENDED     SEPTEMBER 30,  SEPTEMBER 30,
                                                   SEPTEMBER 30,          SEPTEMBER 30,         1998 VS.       1998 VS.
                                                --------------------   -------------------
                                                  1998        1997       1998       1997          1997           1997
                                                ---------   --------   --------   --------        ----           ----
WinFrame- based products.....................      15%        50%         34%        51%          (42%)           42%
MetaFrame- based products....................      30          0          16          0             *              *
Inter-operable products......................      25         17          21         15           176            201
OEM revenue..................................      10         17          12         21            16             19
Microsoft royalties..........................      15         11          12          7           167            270
Other  revenue...............................       5          5           5          6           118             87
                                                  ---        ---         ---        ---           ---            ---
Net revenues.................................     100%       100%        100%       100%           94%           114%

*  Not meaningful.

     International. International revenues (sales outside of the United States) accounted for approximately 27% and 18% of net revenues for the three months ended September 30, 1998 and 1997, respectively. International revenues accounted for approximately 27% and 17% of net revenues for the nine months ended September 30, 1998 and 1997, respectively.

     Cost of Goods Sold. Cost of goods sold consists primarily of the cost of royalties, product media and duplication, manuals, packaging materials and shipping expense. Cost of OEM revenues included in cost of goods sold primarily consists of cost of royalties, except where the OEM elects to purchase shrink-wrapped products, in which case such costs are as described in the previous sentence. All development costs incurred in connection with the Development Agreement are expensed as incurred as a component of cost of goods sold. Costs associated with non-recurring engineering fees are included in research and development expenses and are not separately identifiable. All development costs included in the research and development of software products and enhancements to existing products have been expensed as incurred. Consequently, there is no amortization of capitalized research and development costs included in cost of goods sold.

     Gross Margin. The increases in gross margin in the three month and the nine month periods ended September 30, 1998, was primarily attributable to changes in product mix, representing initial licensing since June 1998, of the MetaFrame product, which has a higher gross margin percentage, an increase in the volume of shipments of inter-operable products and different products within the WinFrame product line.

     Research and Development Expenses. Research and development expenses consisted primarily of personnel-related costs. The increases in research and development expenses in the three months and nine months ended September 30, 1998 as compared to the prior respective periods, resulted mainly from additional staffing, associated salaries and related expenses as a result of recent acquisitions and additional hirings required to expand and enhance the Company's product lines. These increases were partially offset by the allocation of certain research and development expenses to cost of goods sold for the portion of these expenses associated with Development Agreement revenues.

     Sales, Marketing and Support Expenses. The increases in sales, marketing and support expenses in the three months and nine months ended September 30, 1998 as compared to the prior respective periods, resulted primarily from increases in promotional activities, such as advertising literature production and distribution and trade shows, as well as distributor programs, largely in connection with the launch of the MetaFrame product. Sales, marketing and support staff and associated salaries, commissions and related expenses also increased, resulting from efforts to expand the Company's product distribution.

     General and Administrative Expenses. The increases in general and administrative expenses in the three months and nine months ended September 30, 1998 as compared to the prior respective periods, is primarily due to increased expenses associated with additional staff, associated salaries and related expenses necessary to support overall increases in the scope of the Company's operations. The increase in the nine months ended September 30, 1998 was partially offset by a decline in legal fees from the levels incurred in the previous period, which were high due to the costs associated with non-recurring contractual negotiations and litigation defense incurred in 1997.

     In-Process Research and Development Expenses. In connection with the acquisition or licensing of certain businesses, assets or technologies, including Datapac, EPiCON, Insignia, APM/Digitivity and VDOnet the Company made allocations of the purchase price to in-process research and development, totaling approximately $65 million in 1998 and $3.95 million in 1997. These amounts were expensed as non-recurring charges on the effective dates of the respective acquisitions and licensing, because the acquired in-process technology had not yet reached technological feasibility and had no future alternative uses. Since the respective dates of acquisition and licensing, the Company has used the acquired in-process technology to develop new product offerings, which have or will become part of the Company's suite of products when completed. Functionalities included in products using the acquired in-process technology have been introduced at various times following the respective transaction dates of the acquired assets and licensing, and the Company currently expects to complete the development of the remaining projects at various dates between 1998 and 2000. Upon completion, the Company offers the related products to its customers.

     The nature of the efforts required to develop the acquired in-process technology into commercially viable products principally relate to the completion of all planning, designing and testing activities that are necessary to establish that the products can be produced to meet design requirements, including functions, features and technical performance requirements. The Company currently expects that products utilizing the acquired in-process technology will be successfully developed, but there can be no assurance that commercial viability of any of these products will be achieved. Furthermore, future developments in the software industry, particularly the thin client-server environment, changes in technology, changes in other products and offerings or other developments may cause the Company to alter or abandon product plans.

     The fair value for the in-process technology in each acquisition was based on analysis of the markets, projected cash flows and risks associated with achieving such projected cash flows. In developing these cash flow projections, revenues were forecasted based on relevant factors, including aggregate revenue growth rates for the business as a whole, individual service offering revenues, characteristics of the potential market for the service offerings and the anticipated life of the underlying technology. Operating expenses and resulting profit margins were forecasted based on the characteristics and cash flow generating potential of the acquired in-process research and development, and included assumptions that certain expenses would decline over time as operating efficiencies were obtained. Appropriate adjustments were made to operating income to derive net cash flow, and the estimated net cash flows of the in-process technologies in each acquisition were then discounted to present value using rates of return that the Company believes reflect the specific risk/return characteristics of these research and development projects. The selection of discount rates for application in each acquisition were based on the consideration of: (i) the weighted average cost of capital ("WACC"), which measures a company's cost of debt and equity financing weighted by the percentage of debt and percentage of equity in its target capital structure;
(ii) the corresponding weighted average return on assets

("WARA") which measures the after-tax return required on the assets employed in the business weighted by each asset group's percentage of the total asset portfolio; and (iii) venture capital required rates of return which typically relate to equity financing for relatively high-risk business projects.

     Failure to complete the development of these projects in their entirety, or in a timely manner, could have a material, adverse impact on the Company's operating results, financial condition and results of operations. No assurance can be given that actual revenues and operating profit attributable to acquired in-process research and development will not deviate from the projections used to value such technology in connection with each of the respective acquisitions. Ongoing operations and financial results for acquired assets or licensed technology and the Company as a whole, are subject to a variety of factors which may not have been known or estimable at the date of such transaction, and the estimates discussed below should not be considered the Company's current projections for operating results for the acquired assets or licensed technology or the Company as a whole.

     Revenues attributable to the acquired in-process technology were assumed to increase depending on the product between the first two to five years of six to seven year projection periods at annual rates ranging from 23% to 246% before decreasing over the remaining years at rates ranging from 12% to 84% as other products are released in the marketplace. Projected annual revenue attributable to the products ranged from approximately $400,000 to $255 million over the term of the projections. These projections were based on aggregate revenue growth rates for the business as a whole, individual product revenues, giving consideration to transaction volumes and prices, anticipated growth rates for the client-server market, anticipated product development and product introduction cycles, and the estimated life of the underlying technology. Projected revenues from the in-process research and development were assumed to peak during periods between 1999 and 2002, depending on the product, and decline from 2000 to 2003 as other new products are expected to enter the market.

     Gross profit was assumed to increase in the first two to five years of the projection period, depending on the product, at annual rates ranging from 23% to 248%, decreasing over the remaining years at rates ranging from 11% to 84% annually, resulting in incremental annual gross profits ranging from approximately $400,000 to $237 million. The gross profit projections assumed a growth rate approximately the same as the revenue growth rate.

     Operating profit was assumed to increase, depending on the product, in the first two to four years of the projection period at annual rates ranging between 22% and 849%, and decrease over the remaining years at rates between 3% and 75% annually, resulting in incremental annual operating profits of approximately $200,000 to $107 million. Operating profit is projected to increase at a faster rate than revenues in the earlier years of the projection primarily because all product developments costs were assumed to be incurred in the first year, reducing operating expenses as a percentage of revenue after the first year.

     The Company used discount rates ranging from 15% to 50% for valuing the in-process research and development acquired in these transactions, which the Company believes reflected the risk associated with the completion of the individual research and development projects acquired and the estimated future economic benefits to be generated subsequent to the projects' completion.

     A description of the in-process research and development and the estimates made by the Company for each of Datapac, EPiCON, Insignia, APM/Digitivity and VDOnet is summarized below. All of the projects are targeted for the client-server market. After the acquisition or license of each technology, the Company has continued the development of these in-process projects.

DATAPAC

     The in-process research and development acquired in the Datapac acquisition consisted primarily of one significant research and development project, VGA Connect, together with two minor projects. VGA Connect is designed as an add-on to WinFrame software and allows MVGA cards to be used as direct connect workstations. The Company estimated these projects were less than 25% complete at the date of acquisition. The aggregate value assigned to the Datapac in-process research and development was $3.95 million. At the time of the valuation, the expected cost to complete all such projects was approximately $220,000.

EPICON

     The in-process research and development acquired in the license of EPiCON technology consisted of one significant research and development project, Application Cloning. This project enables an application to be installed once on a server and then replicated to all other servers in a server farm configuration, and is targeted for the client-server market. After licensing the EPiCON technology, the Company continued the development of this in-process project, which the Company estimated was less than 75% complete at the date of licensing. The aggregate value assigned to the EPiCON in-process research and development was $7.9 million. At the time of the valuation, the expected cost to complete the project was approximately $300,000.

INSIGNIA

     The in-process research and development acquired in the Insignia acquisition consisted primarily of one significant research and development project, Keoke, together with three minor projects. Keoke, is a video display protocol designed to add performance and bandwidth management enhancements to ICA in WinFrame and MetaFrame software. The Company estimated these projects were between 25% and 50% complete at the date of acquisition. The aggregate value assigned to the Insignia in-process research and development was $15.95 million. At the time of the valuation, the expected cost to complete all such projects was approximately $1.9 million.

APM/DIGITIVITY

     The in-process research and development acquired in the APM/Digitivity acquisition consisted primarily of one significant research and development project, Java Server. The project is a Java application server, which is similar to WinFrame software, but actually runs Java applications rather than Windows applications. The Company estimated this project was less than 40% complete at the date of acquisition. The aggregate value assigned to the APM/Digitivity in-process research and development was $33.8 million. At the time of the valuation, the expected cost to complete the project was approximately $8.0 million.

VDONET

     The in-process research and development acquired in the VDOnet acquisition consisted primarily of one significant research and development project, ICA Video Server. This project allows video applications and applications containing video to be viewed on an ICA client, and is targeted for the client-server market. After acquiring VDOnet, the Company continued the development of this in-process project, which the Company estimates was less than 40% complete at the date of acquisition. The aggregate value assigned to the VDOnet in-process research and development was $7.2 million. At the time of the valuation, the expected cost to complete the project was approximately $200,000.

See "--Certain Factors Which May Affect Future Results--Uncertainty as to IPRD Valuation."

     Interest Income, Net. Interest income, net, increased during the nine months ended September 30, 1998 compared to the respective period in the prior year primarily due to interest income earned on additional cash generated from the receipt of an initial license fee under the terms of the Development Agreement.

     Income Taxes. The Company's effective tax rate amounted to 36% for the three months and nine months ended September 30, 1998 and 1997.

LIQUIDITY AND CAPITAL RESOURCES

     During the nine months ended September 30, 1998, the Company's activities resulted in negative operating cash flows of approximately $7.0 million, which includes cash used to purchase and license in-process research and development of $68.8 million. These amounts were also affected by an increase in trade receivables during the period. During the same period, the Company also recognized tax benefits from the exercise of non-statutory stock options and disqualifying dispositions of incentive stock options of approximately $14.7 million. The Company purchased and sold short-term investments for approximately $155.1 million and $159.3 million, respectively, during the nine months ended September 30, 1998. Additionally, the Company expended approximately $11.2 million in the same period for the purchase of leasehold improvements and equipment. These capital expenditures were primarily associated with the Company's expansion into new facilities.

     As of September 30, 1998, the Company had approximately $133.1 million in cash and cash equivalents, $84.9 million in short-term investments and $223.2 million of working capital. The Company's cash and cash equivalents and short-term investments are invested in investment grade, interest bearing securities to minimize interest rate risk and allow for flexibility in the event of immediate cash needs. At September 30, 1998, the Company had approximately $33.1 million in trade receivables, net of allowances, and $75.7 million of deferred revenues, of which the Company anticipates $36.6 million will be earned over the next twelve months.

     The Company believes existing cash and cash equivalents and short-term investments will be sufficient to meet operating and capital expenditure requirements for at least the next twelve months.

     The Company paid cash amounting to approximately $3,000 in lieu of fractional shares in connection with its three-for-two stock split effected February 20, 1998. The Company does not anticipate paying any cash dividends on its Common Stock in the foreseeable future.

YEAR 2000 READINESS DISCLOSURE STATEMENT AND RELATED INFORMATION.

     Until recently, many computer programs were written using two digits rather than four digits to define the applicable year in the twentieth century. Such software may recognize a date using "00" as the year 1900 rather than the year 2000. The consequences of this issue may include systems failures and business process interruption to the extent companies fail to upgrade, replace or otherwise address year 2000 problems. The year 2000 problem may also result in additional business and competitive differentiation. Aside from the well-known calculation problems with the use of 2-digit date formats as the year changes from 1999 to 2000, the year 2000 is a special case leap year. As a result, significant uncertainty exists in the software industry concerning the potential impact of the year 2000 problem.

     The Company believes that it has four general areas of potential exposure with respect to the year 2000 problem: (1) its own software products; (2) its internal information systems; (3) computer hardware and other equipment related systems; and (4) the effects of third party compliance efforts.

     The Company's existing principal software product lines consist of WinFrame and MetaFrame. The Company's WinFrame product line is an authorized extension to Microsoft Windows NT, v.3.51. The Company's MetaFrame product line adds additional functionality to Microsoft's Windows NT Server, Terminal Server Edition. Customers can obtain current information about the year 2000 compliance of the Company's products from the Company's web site. Information on the Company's Web site is provided to customers for the sole purpose of assisting in planning for the transition to the year 2000. Such information is the most currently available concerning the behavior of the Company's products in the next century and is provided "as is" without warranty of any kind.

     While the Company believes that the current versions of its WinFrame and MetaFrame products are currently capable of storing four-digit year data, allowing applications to differentiate between dates from the 1900s and the year 2000 and beyond, potential incompatibility with two-digit application programs may limit the Company's sales of product in those situations. Further, notwithstanding the operating system's ability to store four-digit year data, it is typically the application's function to collect and properly store date data. There can be no assurance that the Company's products will not be integrated by the Company or its customers with, or otherwise interact with, non-year 2000 compliant software or other products which may malfunction and expose the Company to claims from its customers or other third parties. The foregoing could result in the loss of or delay in market acceptance of the Company's products and services, increased service costs to the Company or payment by the Company of compensatory or other damages. Although the Company believes that many Windows applications do store four-digit year dates today, it is possible that some applications are now or have historically only collected two-digit year data, and in such cases WinFrame cannot create four-digit year data for applications which have collected only two digits in year fields. Further, there can be no assurance that the Company's software products that are designed to be year 2000 compliant contain all necessary technology to make them year 2000 compliant. If any of the Company's licensees experience year 2000 problems, such licensees could assert claims for damages against the Company.

     With respect to internal information systems, the Company has commenced, but has not yet completed, a testing and compliance program to identify any year 2000 problems. An audit will be conducted to identify all business critical applications and responses sought from vendors as to whether the application is compliant or not and what plans they have in place to ensure compliance before December 31, 1999.

     The third type of potential year 2000 exposure relates to the Company's computer hardware and other equipment related systems including such equipment as the Company's workstations, phone systems, security systems and elevator systems. The Company is in the early stages of identifying and evaluating such systems' year 2000 exposure. Due to the early stage of analysis with respect to the Company's computer hardware and other equipment related systems, the Company cannot yet estimate the costs involved, although the Company does not expect such costs to have a material adverse effect on its financial condition.


     The fourth aspect of the Company's year 2000 analysis involves evaluating the year 2000 efforts of third parties, including critical suppliers and other strategic relationships. The Company intends to contact critical suppliers and other strategic relationships through written and/or telephone inquiries. The Company is conducting such inquiries with existing personnel and does not expect the costs of such inquiries to be material. If the Company determines, after conducting the aforementioned survey, that the year 2000 exposure of any critical suppliers or other strategic relationships could result in material disruptions to their respective businesses, the Company may develop appropriate contingency plans. Further, if certain critical third party providers, such as those supplying outsourced manufacturing, electricity, water, or telecommunications services, experience difficulties resulting in a material interruption of services to the Company, such interruption would likely result in a material adverse effect on the Company's business, results of operations and financial condition.

     To date, the Company has not incurred any material expenditure in connection with identifying or evaluating year 2000 compliance issues. The Company estimates it will not incur any material levels of expenditure on this issue during 1998 and 1999 to support its compliance initiatives. Most of these expenses have been, and in the future are expected to be, related to the opportunity costs of employees evaluating the Company's financial and accounting software, the current versions of the Company's products, and year 2000 compliance matters generally. The Company believes that it is unlikely to experience a material adverse impact on its financial condition or results of operations due to year 2000 compliance issues. However, since the assessment process is ongoing, year 2000 complications are not fully known, and potential liability issues are not clear, the full potential impact of the year 2000 on the Company is not known at this time.

     As the Company has recently replaced its fundamental financial and accounting software, no significant problems are anticipated which would result in either the delay or the inability to process accounting and financial data. If the audit of the other software applications used by Company lead to the discovery of further year 2000 compliance issues, the Company intends to evaluate the need for one or more contingency plans relating to such issues.

     The Company's expectations as to the extent and timeliness of modifications required in order to achieve year 2000 compliance is a forward-looking statement subject to risks and uncertainties. Actual results may vary materially as a result of a number of factors, including, among others, those described in this paragraph. There can be no assurance however, that the Company will be able to successfully modify on a timely basis such products, services and systems to comply with year 2000 requirements, which failure could have a material adverse effect on the Company's operating results. Further, while the Company believes that its year 2000 compliance efforts will be completed on a timely basis, and in advance of the year 2000 date transition, there can be no assurance that unexpected delays or problems, including the failure to ensure year 2000 compliance by systems or products supplied to the Company by a third party, will not have an adverse effect on the Company, its financial performance, or the competitiveness or customer acceptance of its products. Further, the Company's current understanding of expected costs is subject to change as the project progresses and does not include potential costs related to actual customer claims, or the cost of internal software and hardware replaced in the normal course of business unless such installation has been accelerated to provide solutions to year 2000 compliance issues.


EUROPEAN MONETARY UNION

     On January 1, 1999 eleven of the existing members of the European Union (the "EU") will join the European Monetary Union (the "EMU"). This will lead, among many other things, to fundamental changes in the way participating EU states implement their monetary policies and manage local currency exchange rates. Ultimately, there will be a single currency within certain countries of the EU, known as the Euro and one organization, the European Central Bank, responsible for setting European monetary policy. While some believe that the change will bring a higher level of competition within Europe and a greater sense of economic stability within that region, there is no certainty that the Company's activity in this region will necessarily realize any benefits as a result of such changes. The Company has reviewed the impact the Euro will have on its business and whether this will give rise to a need for significant changes in its' commercial operations or treasury management functions. While it is uncertain whether there will be any immediate direct benefits from the planned conversion, the Company believes it is properly prepared to accommodate any changes deemed necessary after January 1, 1999 without any significant changes to its current commercial operations, treasury management and management information systems.


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

     Reliance Upon Strategic Relationship with Microsoft. Microsoft is the leading provider of desktop operating systems. The Company is dependent upon the license of certain key technology from Microsoft, including certain source and object code licenses, technical support and other materials. The Company is also dependent on its strategic alliance agreement with Microsoft which provides for cooperation in the development of technologies for advanced operating systems, and the promotion of advanced Windows application program interfaces. On May 9, 1997, the Company and Microsoft entered into a License, Development and Marketing Agreement, as amended (the "Development Agreement"), which provides for the licensing to Microsoft of certain of the Company's multi-user software enhancements to Microsoft's Windows NT Server and for the cooperation between the parties for the development of certain future multi-user versions of Microsoft Windows NT Server, known as the Windows NT Server, Terminal Server Edition. The Development Agreement also provides for each party to develop its own enhancements or "plug-ins" to the jointly developed products which may provide access to the Windows NT Server, Terminal Server Edition base platform from a wide variety of computing devices. In June 1998, the Company released its MetaFrame product, a Company-developed plug-in that implements the Independent Computing Architecture (ICA(R)) protocol on the new platform, that provides capabilities similar to those currently offered in the WinFrame product line. Pursuant to the terms of the Development Agreement, in May 1997 the Company received an aggregate of $75 million as a non-refundable royalty payment and for engineering and support services to be rendered by the Company. Under the terms of the Development Agreement, the Company is entitled to receive payments of an additional $100 million, in quarterly payments, a portion of which has already been received. In addition, Microsoft and the Company have agreed to engage in certain joint marketing efforts to promote use of Windows NT Server-based multi-user software and the Company's ICA protocol. Additionally, subject to the terms of the Development Agreement, Microsoft has agreed to endorse only the Company's ICA protocol as the preferred way to provide multi-user Windows access for devices other than Windows client devices, until at least November 1999 and the Company shall be entitled to license its WinFrame technology based on Windows NT
v.3.51 until at least September 30, 2001.

     The Company's relationship with Microsoft is subject to certain risks and uncertainties. First, the Windows NT Server, Terminal Server Edition based platforms will allow Microsoft to create products that may be competitive with the Company's current WinFrame and MetaFrame products. Second, as stated above, Microsoft has agreed to endorse only the Company's ICA protocol as the preferred method to provide multi-user Windows access for devices other than Windows clients until at least November 1999. Subsequent to November 1999, or before such date upon the occurrence of certain events contemplated by the Development Agreement, it is possible that Microsoft will market or endorse other methods to provide non-Windows client devices multi-user Windows access. Third, the Company's ability to successfully commercialize its MetaFrame product will be dependent on Microsoft's ability to market and sell its Windows NT Server, Terminal Server Edition products. Finally, there may be delays in the release and shipment of future releases of Windows NT Server, Terminal Server Edition. Microsoft's distributors and resellers are not within the control of the Company and, to the Company's knowledge, are not obligated to purchase products from Microsoft. Additionally, the Company may hire additional development, marketing and support staff to the extent they are needed in order to fulfill the Company's responsibilities under the terms of the Development Agreement. Further, if Microsoft (1) develops competitive plug-in products, (2) endorses other methods to provide non-Windows client devices multi-user Windows access,
(3) is unable to successfully market and sell the Windows NT Server, Terminal Server Edition products, or (4) encounters delays in the release and shipment of future releases of Windows NT Server, Terminal Server Edition, the Company's business, results of operations and financial condition could be adversely affected.

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

     Product Concentration. The Company anticipates that its MetaFrame and WinFrame product lines will constitute a majority of its revenues for the foreseeable future. The Company's ability to generate revenue from its MetaFrame product will be highly dependent on market acceptance of Windows NT Server, Terminal Server Edition products, with which its product is intended to be combined to provide capabilities similar to those currently offered in the WinFrame technology line. The Company expects that revenue from the MetaFrame-based products will constitute an increasing percentage of total revenue in the foreseeable future and that the revenue from WinFrame-based products will decrease over time as a percentage of total revenue. The Company may experience declines in demand for products based on WinFrame technology, whether as a result of new competitive product releases, price competition, lack of success of its strategic partners, technological change or other factors. In addition, the introduction of products based upon the MetaFrame technology may be competitive with the Company's WinFrame product line and may delay or replace orders of either technology.

     Management of Growth and Anticipated Operating Expenses. The Company has recently experienced rapid growth in the scope of its operations, the number of its employees, and the geographic area of its operations. In addition, the Company has completed certain international acquisitions since October 1997, and assimilating the operations and personnel of such acquired companies has placed and may continue to place a significant strain on the Company's managerial, operational and financial resources. To manage its growth effectively, the Company will be required to continue to implement and improve additional management and financial systems and controls, and to expand, train and manage its employee base. Although the Company believes that it has made adequate allowances for the costs and risks associated with these expansions, there can be no assurance that the Company's systems, procedures or controls will be adequate to support the Company's current or future operations or that Company management will be able to effectively manage this expansion and still achieve the rapid execution necessary to fully exploit the market opportunity for the Company's products and services in a timely and cost-effective manner. The Company's future operating results will also depend on its ability to manage its expanding product line, expand its sales and marketing organizations, and expand its support organization commensurate with the increasing base of its installed products. If the Company is unable to manage growth effectively or unable to achieve the rapid execution necessary to fully exploit the market window for the Company's products and services in a timely and cost-effective manner, the Company's business, results of operations and financial condition may be materially adversely affected.

     Additionally, the Company expects that its requirements for office facilities and equipment will grow as staffing requirements dictate. The Company plans to increase its professional staff during 1998 and 1999 as sales, marketing and support and product development efforts as well as associated administrative systems are implemented to support planned growth. As a result of this planned growth in staff, the Company believes that additional facilities will be required during 1998 and 1999. Although the Company believes that the cost of expanding in such additional facilities will not significantly impact its financial position or results of operations, the Company anticipates that operating expenses will increase during 1998 as a result of its planned growth in staff and that such increase may reduce its income from operations and cash flows from operating activities in 1998 and 1999.

     Year 2000. Until recently, many computer programs were written using two digits rather than four digits to define the applicable year in the twentieth century. Such software may recognize a date using "00" as the year 1900 rather than the year 2000. The consequences of this issue may include systems failures and business process interruption to the extent companies fail to upgrade, replace or otherwise address year 2000 problems. The year 2000 problem may also result in additional business and competitive differentiation. Aside from the well-known calculation problems with the use of 2-digit date formats as the year changes from 1999 to 2000, the year 2000 is a special case leap year and in many organizations using older technology, dates were used for special programmatic functions. As a result, significant uncertainty exists in the software industry concerning the potential impact of the year 2000 problem. The Company believes that it has four general areas of potential exposure with respect to the year 2000 problem: (1) its own software products; (2) its internal information systems; (3) computer hardware and other equipment related systems; and (4) the effects of third party compliance efforts. The Company has not yet completed its assessment of the Year 2000 compliance issues with respect to all of these areas. Since the year 2000 complications are not fully known, there can be no assurance that potential year 2000 problems will not result in the Company's business, results of operations and financial condition being materially adversely affected.

     Information Systems Conversion. The Company and its wholly-owned subsidiaries all utilize separate applications to process their accounting transactions. As a result, the Company and its subsidiaries are currently in the process of converting a significant part of its business operations to a single accounting application purchased from a third-party vendor. Although the Company believes it has addressed all the significant issues related to this conversion, there can be no assurance that unanticipated software and hardware problems will not arise, which may result in delays in customer billings and vendor payments, as well as extended accounts receivable payment cycles.

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

     New Products and Technological Change. The markets for the Company's products are relatively new and are characterized by rapid technological change, evolving industry standards, changes in end-user requirements and frequent new product introductions and enhancements, including enhancements to certain key technology licensed from Microsoft. The Company believes it will incur additional costs and royalties associated with the development, licensing, or acquisition of new technologies or enhancements to existing products which will increase the Company's cost of goods sold and operating expenses. To the extent that such transactions have not yet occurred, the Company cannot currently quantify such increase. The Company may use a substantial portion of its cash and cash equivalents and short-term investments to fund these additional costs, in which case, the Company's interest income will decrease if not offset by cash flows from future operations. Additionally, the Company and others may announce new products, new MetaFrame capabilities or technologies that could replace or shorten the life cycle of the Company's existing product offerings. These market characteristics will require the Company to continuously enhance its current products and develop and introduce new products to keep pace with technological developments and respond to evolving end-user requirements. The Company may hire additional development staff to the extent they are needed in order to fulfill the Company's responsibilities under the terms of the Development Agreement. To the extent the Company is unable to add additional staff and resources in its development efforts, future enhancements and additional features to its existing or future products may be delayed, which may have a material adverse effect on the Company's business, results of operations and financial condition.

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

     Growth Rate. The Company's revenue growth rate in the current year may not approach the levels attained in 1997 and 1996, which were high, due primarily to the increased market acceptance of WinFrame software during that period. However, to the extent the Company's revenue growth continues, the Company believes that its cost of goods sold and certain operating expenses will also increase. Due to the fixed nature of a significant portion of such expenses, together with the possibility of slower revenue growth, the Company's income from operations and cash flows from operating and investing activities may decrease in the current year.

     Fluctuations in Quarterly Operating Results. The Company's quarterly operating results have in the past varied and may in the future vary significantly depending on factors such as the success of the Company's WinFrame or MetaFrame products, the size, timing and recognition of revenue from significant orders, increased competition, the proportion of revenues derived from distributors, OEMs and other channels, changes in the Company's pricing policies or those of its competitors, the financial stability of major customers, problems caused by year 2000 complications, new product introductions or enhancements by competitors and partners, delays in the introduction of products or product enhancements by the Company or by competitors and partners, customer order deferrals in anticipation of upgrades and new products, market acceptance of new products, or new versions of existing products, the timing and nature of sales and marketing expenses (such as trade shows and other promotions), other changes in operating expenses, changes in the allocation of amounts paid for purchases of businesses and licensing of technology to in-process research and development, personnel changes (including the addition of personnel), foreign currency exchange rates and general economic conditions.
The Company operates with little order backlog because its software products typically are shipped shortly after orders are received. In addition, like many systems level software companies, the Company has often recognized a substantial portion of its revenues in the last month of a quarter with these revenues frequently concentrated in the last weeks or days of the quarter. As a result, the product revenues in any quarter are substantially dependent on orders booked and shipped in that quarter, and revenues for any future quarter are not predictable with any degree of certainty. Any significant deferral of purchases of the Company's products could have a material adverse effect on the Company's business, results of operations and financial condition in any particular quarter, and to the extent significant sales occur earlier than expected, operating results for subsequent quarters may be adversely affected. Royalty and license revenues are impacted by fluctuations in OEM licensing activity and certain end user licensing and deployment activity from quarter to quarter because initial license fees generally are recognized upon customer acceptance and continuing royalty and subsequent ongoing license revenues are recognized when the amount of such licensing activity can be reasonably determined. The Company's expense levels are based, in part, on its expectations as to future orders and sales, and the Company may be unable to adjust spending in a timely manner to compensate for any sales shortfall. If sales are below expectations, operating results are likely to be adversely affected. Net income may be disproportionately affected by a reduction in sales because a significant portion of the Company's expenses do not vary with revenues. The Company may also choose to reduce prices or increase spending in response to competition or to pursue new market opportunities. In particular, if new competitors, technological advances by existing competitors or other competitive factors require the Company to invest significantly greater resources in research and development efforts, the Company's operating margins in the future may be adversely affected.

     Uncertainty as to IPRD Valuation. The Company has recently been made aware of a letter ("SEC Letter"), dated September 1998, from the Chief Accountant of the Securities and Exchange Commission ("SEC") to the chairman of the AICPA's SEC Regulations Committee, suggesting that this committee provide additional guidance concerning accounting for in-process research and development ("IPRD") and further offering certain staff views in this area. The Company is also aware of a response letter from the chairman of the SEC Regulations Committee indicating that a broader-based working group ("AICPA Working Group"), under the auspices of the AICPA, will be formed to address the accounting, auditing and valuation issues raised in the SEC letter.

     The Company completed the purchase of business combinations and technology acquisitions involving Datapac, EPiCON, Insignia, APM/Digitivity and VDOnet, in which a portion of the purchase price was allocated to IPRD, prior to the date of the SEC letter. The Company believes the preliminary purchase price allocations recorded in connection with these acquisitions, and related amortization charges, are in accordance with widely recognized appraisal practices and generally accepted accounting principles. To date neither the AICPA Working Group nor the SEC has issued any final or transitional guidance. However, the Company is currently reviewing the potential effects of applying the SEC staff's views on the allocation of purchase price to in-process research and development. Although the impact resulting from the ultimate resolution of this matter is currently not determinable, there is a risk that there may be a material reduction in the amount of related non-cash charges reflected in the Company's financial results for the nine months ended September 30, 1998 and the year ended December 31, 1997, which in turn may materially affect future results of operations through increased amortization expense.

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

                          PART II: OTHER INFORMATION


Item 2.  Change in Securities and Use of Proceeds

         On December 8, 1995, the Company's registration statement on Form S-1 (File No. 33-98542) became effective. The net proceeds from the offering were $38,892,728. The Company utilized the remaining proceeds in July 1998 as part of the consideration to acquire APM Limited on the terms disclosed in more detail above. None of the parties receiving such payments were officers, directors, 10% or greater stockholders of the Company, or persons affiliated with the Company or with the officers, directors, or 10% or greater stockholders of the Company.

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

Item 6.  Exhibits and Reports on Form 8-K

         (a)  The exhibits, which are filed with the report as, set forth on the
              Exhibit Index appearing on page 27 of this report and are incorporated herein by this reference.
         (b) A report on Form 8-K was filed with the Securities and Exchange Commission on July 15, 1998 with respect to:

              Item 2 -- Acquisition or Disposition of Assets. To disclose the consummation of the acquisition of all of the outstanding securities of APM Limited on June 30, 1998.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 16th day of November 1998.


                                        CITRIX SYSTEMS, INC.



                                    By: /s/ ROGER W. ROBERTS
                                        --------------------
                                        Roger W. Roberts
                                        Chief Executive Officer
                                        (Principal Executive Officer)


                                    By: /s/ JAMES J. FELCYN, JR.
                                        -------------------------
                                        James J. Felcyn, Jr.
                                        Vice-President of Finance and
                                        Administration and Chief
                                           Financial Officer
                                        (Principal Financial Officer)



                                    By: /s/ MARC-ANDRE BOISSEAU
                                        --------------------------
                                        Marc-Andre Boisseau
                                        Controller
                                        (Principal Accounting Officer)

                                 EXHIBIT INDEX

                                                                     Page Number
                                                                     -----------

3      Certificate of Amendment of Amended and Restated Certificate
       of Incorporation of Citrix Systems, Inc.                         28

4      Certificate of Amendment of Amended and Restated Certificate
       of Incorporation of Citrix Systems, Inc. (filed as part of
       Exhibit 3)                                                       28

27.1   Financial Data Schedule                                          30

27.2   Financial Data Schedule                                          31
