Form 10-Q/A
period 1998-03-31
CITRIX SYSTEMS INC
filed 1999-03-10
CIK 877890

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

                         AMENDMENT NO. 1 TO FORM 10-Q

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

                                Not Applicable
                     ------------------------------------
Former Name, Former Address and Former Fiscal Year if Changed Since Last Report.


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
   -----    -----


  As of March 1, 1999 there were 43,225,492 shares of the registrant's Common Stock, $.001 par value per share, outstanding.



================================================================================

                             CITRIX SYSTEMS, INC.

                                  Form 10-Q/A
                     For the Quarter Ended March 31, 1998

  This Quarterly Report on Form 10-Q/A is being filed by Citrix Systems, Inc. (the "Company") to amend and restate Items 1 and 2 and Exhibit 27.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 to reflect the Company's re-evaluation of write-offs for in-process research and development in connection with certain acquisitions and licensing arrangements.


                                   CONTENTS


                                                                    Page Number
                                                                    -----------

PART I:   FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

               Condensed Consolidated Balance Sheets:
                     March 31, 1998 and December 31, 1997                3
               Condensed Consolidated Statements of Income:
                     Three Months ended March 31, 1998
                     and 1997                                            5
               Condensed Consolidated Statements of Cash Flows:
                     Three Months Ended March 31, 1998 and 1997          6
               Notes to Condensed Consolidated Financial Statements      7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                       11

Signatures                                                               22

Exhibit Index                                                            23

Exhibit 27.1                                                             24

                         PART I: FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             Citrix Systems, Inc.

                     Condensed Consolidated Balance Sheets
                                  (Unaudited)



                                                                                 March 31,        December 31,
                                                                                   1998               1997
                                                                            --------------------------------------
Assets
Current assets:
 Cash and cash equivalents                                                      $119,015,968       $140,080,550
 Short-term investments                                                          102,768,101         89,111,093
 Accounts receivable, net of allowances of $6,029,242 and
  $6,297,986 at March 31, 1998 and December 31, 1997,
  respectively                                                                    20,655,147         12,631,413
 Inventories                                                                       2,274,994          2,273,196
 Prepaid expenses                                                                  4,016,231          3,497,890
 Current portion of deferred tax assets                                           15,935,922         10,767,437
                                                                            --------------------------------------
Total current assets                                                             264,666,363        258,361,579

Property and equipment, net                                                       10,450,050          6,678,253
Long-term portion of deferred tax assets                                          10,087,251         16,763,680
Intangible assets, net                                                            19,906,567            864,513
                                                                            --------------------------------------
                                                                                $305,110,231       $282,668,025
                                                                            ======================================


Continued on following page.

                             Citrix Systems, Inc.

                                  (Unaudited)

                                                                               March 31,          December 31,
                                                                                  1998                1997
                                                                        -----------------------------------------
Liabilities and stockholders' equity
Current liabilities:
 Accounts payable                                                             $    941,857        $    984,463
 Accrued royalties and other accounts payable to stockholder                     3,228,717           3,043,836
 Other accrued expenses                                                         19,718,545          13,024,947
 Deferred revenue                                                                4,011,744           3,147,220
 Current-portion of deferred revenues on contract with
   stockholder                                                                  15,000,000          15,000,000
 Current portion of capital lease obligations payable                               18,893               8,396
 Income taxes payable                                                              488,376             236,410
                                                                        -----------------------------------------
Total current liabilities                                                       43,408,132          35,445,272

Long-term liabilities:
 Capital lease obligations payable                                                  24,500
 Deferred revenues on contract with stockholder                                 46,625,000          50,375,000
                                                                        -----------------------------------------
Total long-term liabilities                                                     46,649,500          50,375,000


Stockholders' equity:
 Preferred stock at $.01 par value--5,000,000 shares authorized, none issued and outstanding at March 31, 1998 and December
  31, 1997
 Common stock at $.001 par value--60,000,000 shares authorized; and
  41,809,353 and 41,473,088 issued and outstanding at March
  31, 1998 and December 31, 1997, respectively                                      41,809              41,473
 Additional paid-in capital                                                    154,674,425         148,747,326
 Retained earnings                                                              60,336,365          48,058,954
                                                                        -----------------------------------------
Total stockholders' equity                                                     215,052,599         196,847,753
                                                                        -----------------------------------------
                                                                              $305,110,231        $282,668,025
                                                                        =========================================

See accompanying notes.

                             Citrix Systems, Inc.

                  Condensed Consolidated Statements of Income

                                  (Unaudited)

                                                                              Three Months Ended
                                                                                  March 31,
                                                                     ----------------------------------
                                                                           1998               1997
                                                                     ----------------------------------
Revenues:
 Net revenues                                                           $45,551,922         $21,520,606
 Net revenues attributable to a stockholder                               3,750,000
                                                                     ----------------------------------
Net revenues                                                             49,301,922          21,520,606
Cost of goods sold:
 Cost of goods sold                                                       3,673,608           2,193,831
 Cost of goods sold on contract with stockholder                          1,175,829
                                                                     ----------------------------------
Total cost of goods sold                                                  4,849,437           2,193,831
                                                                     ----------------------------------
Gross margin                                                             44,452,485          19,326,775

Operating expenses:
 Research and development                                                 3,277,596           1,513,230
 Sales, marketing and support                                            14,887,763           6,198,068
 General and administrative                                               3,705,434           1,482,665
 Amortization of intangible assets                                          773,946
 In-process research and development                                      5,284,000
                                                                     ----------------------------------
Total operating expenses                                                 27,928,739           9,193,963
                                                                     ----------------------------------
Income from operations                                                   16,523,746          10,132,812

Interest income, net                                                      2,659,709           1,574,616
                                                                     ----------------------------------
Income before income taxes                                               19,183,455          11,707,428

Income taxes                                                              6,906,044           4,214,674
                                                                     ----------------------------------
Net income                                                              $12,277,411         $ 7,492,754
                                                                     ==================================
Earnings per common share:
 Basic earnings per share                                                     $0.29               $0.19
                                                                     ==================================
 Weighted average shares outstanding                                     41,623,760          40,289,909
                                                                     ==================================
Earnings per common share  assuming  dilution:
 Diluted earnings per share                                                   $0.27               $0.18
                                                                     ==================================
 Weighted average shares outstanding                                     44,807,910          42,613,863
                                                                     ==================================


See accompanying notes.

                             Citrix Systems, Inc.
                Condensed Consolidated Statements of Cash Flows

                                  (Unaudited)

                                                                                               Three Months Ended
                                                                                                    March 31,
                                                                                            1998                1997
                                                                                     --------------------------------------
Operating activities
Net income                                                                              $ 12,277,411        $  7,492,754
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                                            1,585,930             257,630
  Provision for doubtful accounts                                                            554,819              69,460
  Provision for product returns                                                             (823,564)            154,538
  Tax benefit related to the exercise of non-statutory stock options and
   disqualified dispositions of incentive stock options                                    4,078,482             913,511

  Deferred tax assets                                                                      1,507,944            (345,380)
  In-process research and development                                                      5,284,000                --
  Changes in operating assets and liabilities:
   Accounts receivable                                                                    (7,754,989)         (1,350,483)
   Inventories                                                                                (1,798)            (58,721)
   Prepaid expenses                                                                         (518,341)            338,787
   Deferred revenue                                                                          864,524             254,251
   Deferred revenue on contract with stockholder                                          (3,750,000)               --
   Accounts payable                                                                          (42,606)            (77,817)
   Accrued royalties and other accounts payable to stockholder                               184,881             473,022
   Income taxes payable                                                                      251,966           3,103,615
   Other accrued expenses                                                                    818,598           1,070,056
                                                                                     --------------------------------------
Net cash provided by operating activities                                                 14,517,257          12,295,223

Investing activities
Purchases of short-term investments                                                      (33,441,932)        (11,100,245)
Proceeds from sale of short-term investments                                              19,784,924          11,600,000
Cash paid for acquisition                                                                (17,500,000)               --
Cash paid for licensing agreement                                                         (2,125,000)               --
Purchases of property and equipment                                                       (4,183,781)         (1,691,126)
                                                                                     --------------------------------------
Net cash used in investing activities                                                    (37,465,789)         (1,191,371)

Financing activities
Net proceeds from issuance of common stock                                                 1,848,953             231,493
Payments on capital lease obligations                                                         34,997             (25,040)
                                                                                     --------------------------------------
Net cash provided by financing activities                                                  1,883,950             206,453
                                                                                     --------------------------------------

Increase (decrease) in cash and cash equivalents                                         (21,064,582)         11,310,305
Cash and cash equivalents at beginning of period                                         140,080,550          99,135,049
                                                                                     --------------------------------------
Cash and cash equivalents at end of period                                              $119,015,968        $110,445,354
                                                                                     ======================================

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

   2.  Restatement of Financial Statements

   In a letter to the American Institute of Certified Public Accountants ("AICPA"), the Securities and Exchange Commission ("SEC") expressed its views on the recording of in-process research and development ("IPR&D"). As a result, the Company has re-evaluated the amount of purchased IPR&D recorded in connection with its acquisition of Insignia Solutions, plc. ("Insignia") and its licensing of technology from EPiCON, Inc. ("EPiCON") based on its understanding and interpretation of the aforementioned letter. The re-evaluations resulted in a decrease in the amount of purchase price that was allocated to IPR&D and an increase in the amount allocated to purchased technology and goodwill. Specifically, the Company reduced the amount of previously reported write-offs for purchased IPR&D to $5.3 million and increased amortization of intangible assets to $0.8 million and increased intangible assets, net to $19.9 million for the quarter ended March 31, 1998.

   The effects of the adjustments on the Company's previously reported consolidated financial statements for the first quarter of 1998 is as follows:


                                                     Three Months Ended
                                                       March 31, 1998
                                                       --------------
                                                Restated          As Reported
Statement of Operations Data:
  Amortization of intangible assets.........  $    773,946        $         --
  In-process research and development.......     5,284,000          23,800,000
  Total operating expenses..................    27,928,739          45,864,849
  Income/(loss) from operations.............    16,523,746          (1,412,364)
  Income before income taxes................    19,183,455           1,247,344
  Net income................................    12,277,411             798,299
  Basic earnings per share..................          0.29                0.02
  Diluted earnings per share................  $       0.27        $       0.02



                                                      March 31, 1998
                                                      --------------
                                                Restated          As Reported
Balance Sheet Data:
 Total current assets.......................  $264,666,363        $266,332,801
 Intangible assets, net.....................    19,906,567           1,970,457
 Total assets...............................   305,110,231         293,631,119
 Retained earnings..........................    60,336,365          48,857,253
 Total stockholders' equity.................  $215,052,599        $203,573,487


   3.  Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. While the Company believes that such estimates are fair when considered in conjunction with the condensed consolidated financial position and results of operations taken as a whole, the actual amount of such estimates, when known, will vary from these estimates.

   4.  Revenue Recognition

   In October 1997, the AICPA issued Statement of Position (SOP) 97-2, "Software Revenue Recognition," which the Company has adopted for transactions entered during the year beginning January 1, 1998. SOP 97-2 provides guidance for recognizing revenue on software transactions and supersedes SOP 91-1, "Software Revenue Recognition." In March 1998, the AICPA issued SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition." SOP 98-4 defers, for one year, the application of certain passages in SOP 97-2 which limit what is considered vendor-specific objective evidence necessary to recognize revenue for software licenses in multiple-element arrangements when undelivered elements exist. Additional guidance is expected to be provided prior to adoption of the deferred provision of SOP 97-2. The Company will determine the impact, if any, the additional guidance will have on current revenue recognition practices when issued. Adoption of the remaining provisions of SOP 97-2 did not have a material impact on revenue recognition during the first quarter of 1998.

   5.  Acquisition

   On February 5, 1998, the Company completed its acquisition of certain in-process software technologies and assets of Insignia Solutions, plc for approximately $17.5 million. A portion of the purchase price was allocated to in-process research and development which had not reached technological feasibility and had no alternative future use. The allocation resulted in a pre-tax charge of approximately $2.7 million to the Company's operations in the first quarter of 1998, after giving effect to the re-revaluation described in Note 2 above.

   6.  Licensed Technology

   In January 1998, the Company licensed certain in-process software technology from EPiCON, Inc. for approximately $8.0 million. A portion of the licensing fee was allocated to in-process research and development which had no alternative future use. The allocation resulted in a pre-tax charge of approximately $2.6 million to the Company's operations in the first quarter of 1998, after giving effect to the re-revaluation described in Note 2 above.

   7.  Earnings per Share

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

   The following table sets forth the computation of basic and diluted earnings per share:


                                                                                             Three Months Ended
                                                                                                   March 31,
                                                                                    --------------------------------------
                                                                                           1998               1997
                                                                                    --------------------------------------
                                                                                          Restated
Numerator:
 Net income                                                                              $12,277,411        $ 7,492,754
                                                                                         ===========        ===========
Denominator:
 Denominator for basic earnings per share--weighted average shares                         41,623,760         40,289,909
 Effect of dilutive securities:
 Employee stock options                                                                    3,184,150          2,323,954
                                                                                         -----------        -----------
 Dilutive potential common shares                                                          3,184,150          2,323,954
                                                                                         -----------        -----------
 Denominator for diluted earnings per share--adjusted weighted-average
 Shares                                                                                   44,807,910         42,613,863
                                                                                         ===========        ===========
Basic earnings per share                                                                 $      0.29        $      0.19
                                                                                         ===========        ===========
Diluted earnings per share                                                               $      0.27        $      0.18
                                                                                         ===========        ===========


   8.  Reclassifications

       Certain reclassifications have been made for consistent presentation.

   9.  Legal Matters

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

   10.  Subsequent Events

   On April 17, 1998, the Company entered into an amendment to its May 1997 agreement with Microsoft Corporation. Under the terms of the amendment, assuming certain milestones are reached by Citrix with respect to Microsoft's release to manufacturing of the Windows NT 4.0 Terminal Server Edition(TM) product, Citrix's right to receive royalties on future sales of the NT Terminal Server Edition product releases 4.0 and 5.0 under the 1997 agreement would be amended to require payment of the full amount in quarterly payments. Further, among other matters, Microsoft would commit to make commercially reasonable efforts to include NT Terminal Server functionality in its base Windows NT Server product. In the event that the milestones were not achieved, the existing royalties in the 1997 agreement of up to $100.0 million on sales of Windows NT Terminal Server Edition product would continue to apply.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

  The Company develops, markets, sells and supports innovative client and server-based computing software that enables effective and efficient deployment of enterprise applications that is designed for Microsoft Windows operating systems. The Company was incorporated in April 1989, and shipped its initial products in 1991.

  From its introduction in the second quarter of 1993 through the second quarter of 1995, the Company's WinView product represented the largest source of the Company's revenues. The Company began shipping its current principal product WinFrame in final form in the third quarter of 1995 and since then it has been the largest source of the Company's revenue.

   On May 9, 1997, the Company and Microsoft Corporation ("Microsoft") entered into a License, Development and Marketing Agreement, as amended (the "Development Agreement"), which provides for the licensing to Microsoft of certain of the Company's multi-user software enhancements to Microsoft's Windows NT Server and for the cooperation between the parties for the development of future multi-user versions of Microsoft Windows NT Server, called Windows NT Server Terminal Server Edition (formerly referred to as "Hydrix"). The Development Agreement also provides for each party to develop its own enhancements or "plug-ins" to the jointly developed products which may provide access to the Windows NT Server Terminal Server Edition base platform from a wide variety of computing devices, such as a Company developed plug-in that implements the Independent Computer Architecture (ICA(R)) protocol on the new platform, which provides Windows NT Server, Terminal Server Edition with capabilities similar to those currently offered in the WinFrame product line. Pursuant to the terms of the Development Agreement, in May 1997, the Company received an aggregate of $75 million as a non-refundable royalty payment and for engineering and support services to be rendered by the Company. Under the terms of the Development Agreement, the Company is entitled to receive payments of an additional $100 million based on Microsoft's release and shipment of Windows NT Server Terminal Server Edition. In addition, Microsoft and the Company have agreed to engage in certain joint marketing efforts to promote use of Windows NT Server-based multi-user software and the Company's ICA protocol. Additionally, until at least November 1999, Microsoft has agreed to endorse only the Company's ICA protocol as the preferred way to provide multi-user Windows access for devices other than Windows client devices. Further, subject to the terms of the Development Agreement, the Company shall be entitled to license versions of its WinFrame technology based on Windows NT v.3.51 until at least September 30, 2001.

  As a result of the Development Agreement, the Company will continue to support the Microsoft Windows NT platform but will no longer incorporate Windows NT
source code directly into the Company's future offerings.  However,   future
WinFrame products based upon the Windows NT v.3.51 kernel may continue to be offered under the terms of the Development Agreement until at least September 30, 2001. In June 1997, the Company announced the development of MetaFrame(TM) (formerly code-named "pICAsso"), a product which, when combined with the Microsoft multi-user version of Windows NT technology, will provide capabilities similar to those currently offered in the WinFrame product line. The Company plans to continue developing enhancements to its MetaFrame product and expects that this product, existing and future enhanced WinFrame products and the royalties derived under the terms of the Development Agreement will constitute a majority of its revenues for the foreseeable future.

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

  The Company has recently acquired or licensed technology that is related to its strategic objectives. On February 5, 1998, the Company completed its acquisition of certain of the assets, technology and operations of Insignia Solutions, plc for approximately $17.5 million. In January 1998, the Company licensed certain technology from EPiCON, Inc., for approximately $8.0 million. These transactions were accounted for using the purchase method of accounting with the purchase price being principally allocated to purchased technologies and intangible assets.

  These acquisitions and licensing arrangement were accounted for under the purchase method of accounting and in accordance with Accounting Principles Board Opinion No. 16, "Accounting for Business Combinations". The Company allocated the cost of the acquisitions to the assets acquired and the liabilities assumed based on their estimated fair values using valuation methods believed to be appropriate at the time. The acquired intangible assets included in-process technology projects, among other assets, which were related to research and development that had not reached technological feasibility and for which there was no alternative future use. As a result of the SEC's letter to the AICPA dated September 9, 1998 regarding its views on write-offs of purchased in-process research and development ("IPR&D"), the Company revised its calculations of the value of the acquired in-process technology based on adjusted after-tax cash flows and reduced the amount of the write-offs for purchased IPR&D related to the Insignia acquisition and the EPiCON licensing agreement to $2.7 million and $2.6 million, respectively. These reductions have been reallocated to other intangible assets. After giving effect to the re-evaluation, the Company recorded amortization of intangible assets of $0.8 million and IPR&D of $5.3 million for the three months ended March 31, 1998 in accordance with applicable accounting pronouncements.

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




                                                                       Three Months Ended          Change from Three
                                                                             March 31,                Months Ended
                                                                    --------------------------     March 31, 1998 vs.
                                                                       1998             1997             1997
                                                                    --------------------------------------------------
Net revenues......................................................     100.0%          100.0%            129.1%
Cost of goods sold................................................       9.8            10.2             121.0
                                                                       -----           -----             -----
Gross margin......................................................      90.2            89.8             130.0
Operating expenses:
 Research and development.........................................       6.6             7.0             116.6
 Sales, marketing and support.....................................      30.2            28.8             140.2
 General and administrative.......................................       7.5             6.9             149.9
 Amortization of intangible assets................................       1.6               -                 *
 In-process research and development..............................      10.7               -                 *
                                                                       -----           -----             -----
   Total operating expenses.......................................      56.6            42.7             203.8
                                                                       -----           -----             -----
Income from operations............................................      33.5            47.1              63.1
Interest income, net..............................................       5.4             7.3              68.9
                                                                       -----           -----             -----
Income  before income taxes.......................................      38.9            54.4              63.9
Income taxes......................................................      14.0            19.6              63.9
                                                                       -----           -----             -----
Net income........................................................      24.9%           34.8%             63.9%
                                                                       =====           =====             =====

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

   Amortization of Intangible Assets. The increase in amortization of goodwill and identifiable intangible assets in the three months ended March 31, 1998 as compared to the prior period is due to the Insignia acquisition and EPiCON licensing arrangement. As of March 31, 1998, after giving effect to the re-evaluation discussed in "--Overview" and in Note 2 to the Notes to the Condensed Consolidated Financial Statements ("Note 2"), the Company had other net intangible assets of $19.9 million, associated with the DataPac Australasia Pty Limited, an October 2, 1997 acquisition, and Insignia acquisitions and the EPiCON licensing arrangement, remaining to be amortized over four years following each of the transactions. See "--In-Process Research and Development Expenses."

   In-Process Research and Development Expenses. During 1998, the Company completed the acquisition and licensing of certain in-process software technologies in which it allocated a portion of the purchase price to IPR&D.
The Company allocated $2.7 million for IPR&D related to the Insignia acquisition and $2.6 million for IPR&D related to the licensing agreement with EPiCON, after giving effect to the re-evaluation as further discussed in "--Overview" and in
Note 2.

   Since the respective dates of acquisition and licensing, the Company has used the acquired in-process technology to develop new product offerings, which have or will become part of the Company's suite of products when completed. Functionality included in products using the acquired in-process technology have been introduced at various times following the respective transaction dates of the acquired assets and licensing, and the Company currently expects to complete the development of the remaining projects at various dates between 1999 and 2000. Upon completion, the Company offers the related products to its customers.

   The nature of the efforts required to develop and integrate acquired in-process technology into commercially viable products or features and functionalities within the Citrix suite of existing products principally relate to the completion of all planning, designing and testing activities that are necessary to establish that the products can be produced to meet design requirements, including functions, features and technical performance requirements. The Company currently expects that products utilizing the acquired in-process technology will be successfully developed, but there can be no assurance that commercial viability of any of these products will be achieved. Furthermore, future developments in the software industry, particularly the thin client-server environment, changes in technology, changes in other products and offerings or other developments may cause the Company to alter or abandon product plans.

   The fair value of the in-process technology in each acquisition was based on analyses of the markets, projected cash flows and risks associated with achieving such projected cash flows. In developing these cash flow projections, revenues were estimated based on relevant factors, including aggregate revenue growth rates for the business as a whole, individual service offering revenues, characteristics of the potential market for the service offerings and the anticipated life of the underlying technology. Operating expenses and resulting profit margins were estimated based on the characteristics and cash flow generating potential of the acquired in-process research and development, and included assumptions that certain expenses would decline over time as operating efficiencies were obtained. The Company assumed material net cash inflows would commence in 1999 for the Insignia acquisition and EPiCON licensing agreement. Appropriate adjustments were made to operating income to derive net cash flow, and the estimated net cash flows of the in-process technologies in each acquisition were then discounted to present value using rates of return that the Company believes reflect the specific risk/return characteristics of these research and development projects. The selection of discount rates for application in each acquisition were based on the consideration of: (i) the weighted average cost of capital ("WACC"), which measures a company's cost of debt and equity financing weighted by the percentage of debt and percentage of equity in its target capital structure; (ii) the corresponding weighted average return on assets ("WARA") which measures the after-tax return required on the assets employed in the business weighted by each asset group's percentage of the total asset portfolio; and (iii) venture capital required rates of return which typically relate to equity financing for relatively high-risk business projects. The risk adjusted discount rates were 35% and 40% for the EPiCON licensing agreement and Insignia acquisition, respectively.

   Failure to complete the development of these projects in their entirety, or in a timely manner, could have a material, adverse impact on the Company's operating results, financial condition and results of operations. No assurance can be given that actual revenues and operating profit attributable to acquired in-process research and development will not deviate from the projections used to value such technology in connection with each of the respective acquisitions. Ongoing operations and financial results for acquired assets and licensed technology, and the Company as a whole, are subject to a variety of factors which may not have been known or estimable at the date of such transaction, and the estimates discussed below should not be considered the Company's current projections for operating results for the acquired assets or licensed technology or the Company as a whole.

   Revenues attributable to the acquired in-process technology associated with these acquisitions were assumed to increase depending on the product between the first one to two years of two to six year projection periods at annual rates ranging from 20% to 264% before decreasing over the remaining years at rates ranging from 7% to 68% as other products are released in the marketplace. Projected annual revenue attributable to the products ranged from approximately $0.6 million to $4.4 million over the term of the projections. These projections were based on aggregate revenue growth rates for the business as a whole, individual product revenues, giving consideration to transaction volumes and prices, anticipated growth rates for the server-based computing market, anticipated product development and product introduction cycles, and the estimated life of the underlying technology. Projected revenues from the in-process research and development were assumed to peak during periods between

1999 and 2000, depending on the product, and decline from 2000 to 2004 as other new products are expected to enter the market.

   Gross profit was assumed to increase in the first one to two years of the projection period, depending on the product, at annual rates ranging from 20% to 267%, decreasing over the remaining years at rates ranging from 7% to 68% annually, resulting in annual gross profits ranging from approximately $0.6 million to $4.3 million. The gross profit projections assumed a growth rate approximately the same as the revenue growth rate.

   Operating profit was assumed to increase depending on the product, in the first one to two years of the projection period at annual rates ranging between 19% and 255%, and decrease over the remaining years at rates between 8% and 75% annually, resulting in annual operating profits of approximately $0.4 million to $3.1 million. Operating profit projections assumed a growth rate approximately the same as the revenue growth rate.

   The Company used discount rates ranging from 35% to 40% for valuing the in-process research and development acquired in these transactions, which the Company believes reflected the risk associated with the completion of the individual research and development projects acquired and the estimated future economic benefits to be generated subsequent to the projects' completion.

   A description of the in-process research and development and the estimates made by the Company for EPiCON and Insignia, are summarized below. All of the acquired projects are targeted for the server-based computing market. After the acquisition or license of each technology, the Company has continued the development of these in-process projects.

EPiCON

   The in-process research and development acquired in the license of EPiCON technology consisted of one significant research and development project, Application Installation Services. This project enables an application to be installed once on a server and then replicated to all other servers in a server farm configuration, and is targeted for the server-based computing market. At the date of licensing, EPiCON was shipping its Windows NT 3.51 version of its ALTiS application deployment product and was testing its Windows NT 4.0 version. Neither the Windows NT 3.51 version nor the Windows NT 4.0 version of the ALTiS product was operating in a Citrix MetaFrame or WinFrame environment at the date of licensing. After licensing the EPiCON technology, the Company continued the development of this in-process project, which the Company estimated was less than 60% complete at the date of licensing. The aggregate value assigned to the in-process research and development was $2.6 million, after giving effect to the re-evaluation described in "--Overview" and in Note 2. At the time of the valuation, the expected cost to complete the project was approximately $300,000. As of March 31, 1998, approximately $12,000 had been incurred since the date of licensing. The Company estimates that approximately $1.1 million will be required to complete the remaining research and development project and it is expected to be completed during the first half of 1999. The remaining efforts to complete the project relate primarily to utilizing the technology in a multi-user environment. The research and development risks associated with this project primarily reside with the migration of the Application Installation Services technology to the Company's MetaFrame and WinFrame platforms, which are based on server-based computing technology.

Insignia

   The in-process research and development acquired in the Insignia acquisition consisted primarily of one significant research and development project, Keoke, a video display protocol designed to add performance and bandwidth management enhancements to ICA in WinFrame and MetaFrame software. The Company estimated this project was less than 40% complete at the date of acquisition. The aggregate value assigned to in-process research and development was $2.7 million, after giving effect to the re-evaluation described in "--Overview" and in Note 2. At the date of the valuation, the expected cost to complete the Keoke and other projects related to the acquisition was approximately $1.9 million. As of March 31, 1998, approximately $310,000 had been incurred since the date of acquisition. The Company estimates that approximately $1.0 million will be required to complete the remaining research and development and it is expected to be completed by the end of 1999. The remaining efforts to complete the project are primarily the utilization of performance enhancements and algorithmic methodologies of the Keoke protocol to create similar improvements in the Company's Independent Computing Architecture (ICA) protocol. The research and development risks associated with this project primarily relate to the integration of key performance features of Keoke into the Company's ICA protocol.

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

Liquidity and Capital Resources

  During the three months ended March 31, 1998, the Company generated positive operating cash flows of approximately $14.5 million which is net of cash used to purchase and license in-process research and development of $5.3 million. These amounts were partially offset by an increase in accounts receivable during the period. During the same period, the Company also recognized tax benefits from the exercise of non-statutory stock options and disqualifying dispositions of incentive stock options of approximately $4.1 million. The Company purchased and sold short-term investments for approximately $33.4 million and $19.8 million, respectively, during the three months ended March 31, 1998. Additionally, the Company expended approximately $4.2 million in the same period for the purchase of leasehold improvements and equipment. These capital expenditures were primarily associated with the Company's relocation and expansion in its new facilities.

  Positive operating cash flows in the three months ended March 31, 1997, were primarily due to increased profitability during that period.

  As of March 31, 1998, the Company had approximately $119.0 million in cash and cash equivalents, $102.8 million in short-term investments and $221.3 million of working capital. The Company's cash and cash equivalents and short-term investments are invested in investment grade, interest bearing securities to minimize interest rate risk and allow for flexibility in the event of immediate cash needs. At March 31, 1998, the Company had approximately $20.7 million in accounts receivable, net of allowances, and $65.6 million of deferred revenues, of which the Company anticipates $19.0 million will be earned over the next twelve months.

  On February 5, 1998, the Company completed its acquisition of certain in-process software technologies and assets of Insignia Solutions, plc for approximately $17.5 million in cash. Additionally, on January 8, 1998, the Company licensed certain in-process software technology from EPiCON, Inc. for approximately $8.0 million in cash, payable over a two-year period.

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

  Reliance Upon Strategic Relationship with Microsoft. Microsoft is the leading provider of desktop operating systems. The Company is dependent upon the license of certain key technology from Microsoft, including certain source and object code licenses, technical support and other materials. The Company is also dependent on its strategic alliance agreement with Microsoft which provides for cooperation in the development of technologies for advanced operating systems, and the promotion of advanced Windows application program interfaces. On May 9, 1997, the Company and Microsoft entered into a License, Development and Marketing Agreement, as amended (the "Development Agreement"), which provides for the licensing to Microsoft of certain of the Company's multi-user software enhancements to Microsoft's Windows NT Server and for the cooperation between the parties for the development of certain future multi-user versions of Microsoft Windows NT Server, known as the Windows NT Server Terminal Server Edition. The Development Agreement also provides for each party to develop its own enhancements or "plug-ins" to the jointly developed products which may provide access to the Windows NT Server Terminal Server Edition platform from a wide variety of computing devices, such as a Company-developed plug-in that implements the Independent Computing Architecture (ICA(R)) protocol on the new platform, MetaFrame. Pursuant to the terms of the Development Agreement, the Company received an aggregate of $75 million as a non-refundable royalty payment and for engineering and support services to be rendered by the Company. Under the terms of the Development Agreement, the Company is entitled to receive payments of an additional $100 million based on Microsoft's release of Windows NT Server Terminal Server Edition. In addition, Microsoft and the Company have agreed to engage in certain joint marketing efforts to promote use of Windows NT Server-based multi-user software and the Company's ICA protocol. Additionally, until at least November 1999, Microsoft has agreed to endorse only the Company's ICA protocol as the preferred way to provide multi-user Windows access for devices other than Windows client devices. Further, subject to the terms of the Development Agreement, the Company shall be entitled to license versions of its WinFrame technology based on Windows NT v.3.51 until at least September 30, 2001.

  The Company's relationship with Microsoft is subject to certain risks and uncertainties. First, the Windows NT Server Terminal Server Edition based platforms will allow Microsoft to create plug-in products that will be competitive with at least some of the Company's current WinFrame products and, may in the future compete with the Company's Windows NT Server Terminal Server Edition plug-in product offerings. Second, as stated above, Microsoft has agreed to endorse only the Company's ICA protocol as the preferred method to provide multi-user Windows access for devices other than Windows clients until at least November 1999. Subsequent to November 1999, it is possible that Microsoft will market or endorse other methods to provide non-Windows client devices multi-user Windows access. Third, the Company's ability to successfully commercialize its future MetaFrame product will be dependent on Microsoft's ability to market and sell its Windows NT Server Terminal Server Edition products. Finally, there may be delays in the release and shipment of Windows NT Server Terminal Server Edition. Microsoft's distributors and resellers are not within the control of the Company and, to the Company's knowledge, are not obligated to purchase products from Microsoft. Additionally, the Company may hire additional development, marketing and support staff to the extent they are needed in order to fulfill the Company's responsibilities under the terms of the Development Agreement. Further, if Microsoft (1) develops competitive plug-in products, (2) endorses in the future other methods to provide non-Windows client devices multi-user Windows access, (3) is unable to successfully market and sell the Windows NT Server Terminal Server Edition products, or (4) encounters delays in the release and shipment of Windows NT Server Terminal Server Edition, the Company's business, results of operations and financial condition could be adversely affected.

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

  Fluctuations in Quarterly Operating Results. The Company's quarterly operating results have in the past varied and may in the future vary significantly depending on factors such as the success of the Company's WinFrame or future MetaFrame products, the size, timing and recognition of revenue from significant orders, increased competition, the proportion of revenues derived from distributors, OEMs and other channels, changes in the Company's pricing policies or those of its competitors, the financial stability of major customers, new product introductions or enhancements by competitors and partners, delays in the introduction of products or product enhancements by the Company or by competitors and partners, customer order deferrals in anticipation of upgrades and new products, market acceptance of new products, the timing and nature of sales and marketing expenses (such as trade shows and other promotions), other changes in operating expenses, personnel changes (including the addition of personnel), foreign currency exchange rates and general economic conditions. The Company operates with little order backlog because its software products typically are shipped shortly after orders are received. In addition, like many systems level software companies, the Company has often recognized a substantial portion of its revenues in the last month of a quarter with these revenues frequently concentrated in the last weeks or days of the quarter. As a result, the product revenues in any quarter are substantially dependent on orders booked and shipped in that quarter, and revenues for any future quarter are not predictable with any degree of certainty. Any significant deferral of purchases of the Company's products could have a material adverse effect on the Company's business, results of operations and financial condition in any particular quarter, and to the extent significant sales occur earlier than expected, operating results for subsequent quarters may be adversely affected. Royalty and license revenues are impacted by fluctuations in OEM licensing activity and certain end user licensing and deployment activity from quarter to quarter because initial license fees generally are recognized upon customer acceptance and continuing royalty and subsequent ongoing license revenues are recognized when the amount of such licensing activity can be reasonably determined. The Company's expense levels are based, in part, on its expectations as to future orders and sales, and the Company may be unable to adjust spending in a timely manner to compensate for any sales shortfall. If sales are below expectations, operating results are likely to be adversely affected. Net income may be disproportionately affected by a reduction in sales because a significant portion of the Company's expenses do not vary with revenues. The Company may also choose to reduce prices or increase spending in response to competition or to pursue new market opportunities. In particular, if new competitors, technological advances by existing competitors or other competitive factors require the Company to invest significantly greater resources in research and development efforts, the Company's operating margins in the future may be adversely affected. Finally, any delay in the release and shipment of Windows NT Server Terminal Server Edition or MetaFrame could adversely impact the Company's business, results of operations and financial condition.

  Uncertainty as to IPR&D Valuation. With respect to the statements made regarding the adjustment of amounts previously charged to in-process research and development, the amount and rate of amortization of such amounts included in this report are subject to a number of risks and uncertainties, including, without limitation, the effects of any changes in accounting standards or
guidance adopted by the SEC or the accounting profession.   In the event of any
changes in accounting standards or guidance adopted by the SEC, such changes may materially affect future results of operations through increased amortization expense.

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

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 10th day of March 1999.


                                     CITRIX SYSTEMS, INC.




                                By:   /s/ MARK B. TEMPLETON
                                     -----------------------------------
                                     Mark B. Templeton
                                     President and Chief Executive Officer
                                     (Principal Executive Officer)



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



                                By:   /s/ MARC-ANDRE BOISSEAU
                                     -----------------------------------
                                     Marc-Andre Boisseau
                                     Controller
                                     (Principal Accounting Officer)

                                 Exhibit Index




                                                                 Page Number
                                                                 -----------



  27.1   Financial Data Schedule                                     24