Form 10-Q/A
period 1998-06-30
CITRIX SYSTEMS INC
filed 1999-03-10
CIK 877890

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

                             CITRIX SYSTEMS, INC.

                                  Form 10-Q/A
                      For the Quarter Ended June 30, 1998

  This Quarterly Report on Form 10-Q/A is being filed by Citrix Systems, Inc. (the "Company") to amend and restate Items 1 and 2 and Exihibit 27.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 to reflect the Company's re-evaluation of write-offs for in-process research and development in connection with certain acquisitions and licensing arrangements.

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

                         PART I: FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             Citrix Systems, Inc.

                     Condensed Consolidated Balance Sheets
                                  (Unaudited)



                                                                               June 30,         December 31,
                                                                                 1998               1997
                                                                         -------------------  -----------------
Assets
Current assets:
 Cash and cash equivalents                                                      $152,812,285       $140,080,550
 Short-term investments                                                           79,588,728         89,111,093
 Trade receivables, net of allowances of $6,322,808 and $6,297,986 at
  June 30, 1998 and December 31, 1997, respectively
                                                                                  26,199,928         12,631,413

 Account receivable from stockholder                                              10,000,000                  -
 Inventories                                                                       3,372,550          2,273,196
 Prepaid expenses                                                                  4,825,488          3,497,890
 Current portion of deferred tax assets                                           10,638,416         10,767,437
                                                                         -------------------  -----------------
Total current assets                                                             287,437,395        258,361,579

Property and equipment, net                                                       12,864,090          6,678,253
Long-term portion of deferred tax assets                                          30,034,632         16,763,680
Intangible assets, net                                                            48,946,820            864,513
                                                                         -------------------  -----------------
                                                                                $379,282,937       $282,668,025
                                                                         ===================  =================

Continued on following page.

                             Citrix Systems, Inc.

                                  (Unaudited)



                                                                             June 30,          December 31,
                                                                               1998                1997
                                                                      --------------------  -------------------
Liabilities and stockholders' equity
Current liabilities:
 Accounts payable                                                             $  2,060,864         $    984,463
 Accrued royalties and other accounts payable to stockholder                     3,144,262            3,043,836
 Acquisition related liabilities                                                39,556,570           11,712,378
 Other accrued expenses                                                         22,900,512            1,312,569

 Deferred revenue                                                                4,473,843            3,147,220
 Current-portion of deferred revenues on contract with stockholder              20,782,313
                                                                                                     15,000,000
 Current portion of capital lease obligations payable                               18,202                8,396
 Income taxes payable                                                           16,261,333              236,410
                                                                      --------------------  -------------------
Total current liabilities                                                      109,197,899           35,445,272

Long-term liabilities:
 Capital lease obligations payable                                                 187,485                    -
 Deferred revenues on contract with stockholder                                 42,875,000           50,375,000
                                                                      --------------------  -------------------
Total long-term liabilities                                                     43,062,485           50,375,000

Stockholders' equity:
 Preferred stock at $.01 par value--5,000,000 shares authorized, none issued and outstanding at June 30, 1998 and December 31, 1997
                                                                                         -                    -

 Common stock at $.001 par value--150,000,000 and 60,000,000 shares authorized; and 41,912,353 and 41,473,088 issued and outstanding at
  June 30, 1998 and December 31, 1997, respectively
                                                                                    41,912               41,473


 Additional paid-in capital                                                    157,023,847          148,747,326
 Retained earnings                                                              69,956,794           48,058,954
                                                                      --------------------  -------------------
Total stockholders' equity                                                     227,022,553          196,847,753
                                                                      --------------------  -------------------
                                                                              $379,282,937         $282,668,025
                                                                      ====================  ===================

See accompanying notes.

                             Citrix Systems, Inc.

                Condensed Consolidated Statements of Operations

                                  (Unaudited)

                                                               Three Months Ended                     Six Months Ended
                                                                    June 30,                              June 30,
                                                    -----------------------------------------------------------------------------
                                                            1998               1997               1998                1997
                                                    -------------------  -----------------  -----------------  ------------------
Revenues
 Net revenues from unrelated parties                        $48,236,021        $22,392,149       $ 93,787,943         $43,912,754
 Net revenues - stockholder                                   7,967,687          2,125,000         11,717,687           2,125,000
                                                    -------------------  -----------------  -----------------  ------------------
Net revenues                                                 56,203,708         24,517,149        105,505,630          46,037,754

Cost of goods sold
 Cost of goods sold                                           3,628,869          2,290,551          7,302,477           4,484,381
 Cost of goods sold - stockholder                             1,051,691                  -          2,227,520                   -
                                                    -------------------  -----------------  -----------------  ------------------
Total cost of revenues                                        4,680,560          2,290,551          9,529,997           4,484,381
                                                    -------------------  -----------------  -----------------  ------------------
Gross margin                                                 51,523,148         22,226,598         95,975,633          41,553,373

Operating expenses
 Research and development                                     4,210,840          1,622,147          7,488,436           3,135,377
 Sales, marketing and support                                18,582,944          7,480,411         33,470,707          13,678,479
 General and administrative                                   4,101,316          2,425,602          7,806,750           3,908,269
 Amortization of intangible assets                            1,446,248                  -          2,220,194                   -
 In-process research and development                         10,700,000                  -         15,984,000                   -
                                                    -------------------  -----------------  -----------------  ------------------
Total operating expenses                                     39,041,348         11,528,160         66,970,087          20,722,125
                                                    -------------------  -----------------  -----------------  ------------------
Income from operations                                       12,481,800         10,698,438         29,005,546          20,831,248

Interest income, net                                          2,550,120          2,268,568          5,209,829           3,843,184
                                                    -------------------  -----------------  -----------------  ------------------
Income before income taxes                                   15,031,920         12,967,006         34,215,375          24,674,432

Income taxes provision                                        5,411,491          4,668,121         12,317,535           8,882,795
                                                    -------------------  -----------------  -----------------  ------------------
Net income                                                  $ 9,620,429        $ 8,298,885       $ 21,897,840         $15,791,637
                                                    ===================  =================  =================  ==================
Earnings per common share:
 Basic earnings per share                                         $0.23              $0.20              $0.52               $0.39
                                                    ===================  =================  =================  ==================
 Weighted average shares outstanding                         41,870,341         40,763,794         41,748,604          40,528,191
                                                    ===================  =================  =================  ==================

Earnings per common share  assuming  dilution:
 Diluted earnings per share                                       $0.21              $0.19              $0.49               $0.37
                                                    ===================  =================  =================  ==================
 Weighted average shares outstanding                         45,418,431         43,135,829         45,106,900          42,899,682
                                                    ===================  =================  =================  ==================

See accompanying notes.

                             Citrix Systems, Inc.
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                              Six Months Ended
                                                                                                  June 30,
                                                                                 ----------------------------------------
                                                                                          1998                 1997
                                                                                 --------------------   -----------------
Operating activities
Net income (loss)                                                                       $  21,897,840        $ 15,791,637
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Depreciation and amortization                                                             4,081,103             599,877
  Provision for doubtful accounts and product returns                                          24,821             396,201
  Tax benefit related to the exercise of non-statutory stock options and
   disqualified dispositions of incentive stock options                                     5,531,417           3,406,613

  Deferred tax assets                                                                     (13,141,930)        (23,647,080)
  In-process research and development                                                      15,984,000                   -
  Changes in operating assets and liabilities, net of acquisitions:
   Trade receivables                                                                      (13,150,443)         (2,212,950)
   Account receivable from stockholder                                                    (10,000,000)                  -
   Inventories                                                                             (1,099,354)           (125,946)
   Prepaid expenses                                                                          (396,881)           (224,949)
   Deferred revenue                                                                         1,326,623             983,649
   Deferred revenue on contract with stockholder                                           (1,717,687)         72,875,000
   Accounts payable                                                                           674,429            (255,737)
   Accrued royalties and other accounts payable to stockholder                                100,426             550,248
   Income taxes payable                                                                    16,024,923          22,931,372
   Other accrued expenses                                                                     344,502           2,302,508
                                                                                 --------------------   -----------------

Net cash provided by operating activities                                                  26,483,789          93,370,443

Investing activities
Purchases of short-term investments                                                      (108,680,114)        (48,171,073)
Proceeds from sale of short-term investments                                              118,202,478          29,965,035
Cash paid for acquisitions                                                                (16,951,705)                  -
Cash paid for licensing agreement                                                          (2,125,000)                  -
Purchases of property and equipment                                                        (6,975,170)         (2,396,754)
                                                                                 --------------------   -----------------
Net cash used in investing activities                                                     (16,529,511)        (20,602,792)

Financing activities
Net proceeds from issuance of common stock                                                  2,745,543             679,424
Repurchase of common stock  previously issued                                                       -                (902)
Payments on capital lease obligations                                                          31,914             (49,350)
                                                                                 --------------------   -----------------
Net cash provided by financing activities                                                   2,777,457             629,172
                                                                                 --------------------   -----------------

Increase in cash and cash equivalents                                                      12,731,735          73,396,823
Cash and cash equivalents at beginning of period                                          140,080,550          99,135,049
                                                                                 --------------------   -----------------
Cash and cash equivalents at end of period                                              $ 152,812,285        $172,531,872
                                                                                 ====================   =================

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

2. Restatement of Financial Statements

   In a letter to the American Institute of Certified Public Accountants ("AICPA"), the Securities and Exchange Commission ("SEC") expressed its views on the recording of in-process research and development ("IPR&D"). As a result, the Company has re-evaluated the amount of purchased IPR&D recorded in connection with its acquisitions of Insignia Solutions, plc. ("Insignia") and APM Ltd., parent company of Digitivity Inc. ("APM"), and its licensing of technology from EPiCON, Inc. ("EPiCON") based on its understanding and interpretation of the aforementioned letter. The re-evaluations resulted in a decrease in the amount of purchase price that was allocated to IPR&D and an increase in the amount allocated to purchased technology and goodwill. Specifically, the Company reduced the amount of previously reported write-offs for purchased IPR&D to $10.7 million and increased amortization of intangible assets to $1.4 million and increased intangible assets, net to $48.9 million for the quarter ended June 30, 1998. For the six months ended June 30, 1998, the Company reduced the amount of previously reported write-offs for purchased IPR&D to $16.0 million and increased amortization of intangible assets to $2.2 million and increased net intangible assets to $48.9 million.

   The effects of the adjustments on the Company's previously reported consolidated financial statements for the second quarter of 1998 is as follows:


                                                            Three Months Ended                      Six Months Ended
                                                               June 30, 1998                         June 30, 1998
                                                    -----------------------------------  --------------------------------------
                                                       Restated         As Reported         Restated           As Reported
Statement of Operations Data:
Amortization of intangible assets......             $  1,446,248       $         --       $ 2,220,194          $         --
In-process research and development....               10,700,000         33,796,995        15,984,000            57,596,995
Total operating expenses...............               39,041,348         60,965,051        66,970,087           106,829,903
Income/(loss) from operations..........               12,481,800         (9,441,903)       29,005,546           (10,854,268)
Income before income taxes.............               15,031,920         (6,891,783)       34,215,375            (5,644,440)
Net income/(loss)......................                9,620,429         (4,410,741)       21,897,840            (3,612,442)
Basic earnings per share...............                     0.23              (0.11)             0.52                 (0.09)
Diluted earnings per share.............             $       0.21       $      (0.11)      $      0.49          $      (0.09)


                                                    June 30, 1998
                                                   ---------------
                                            Restated        As Reported
Balance Sheet Data:
   Total current asssets...............     $287,437,395    $291,182,833
   Intangible assets, net..............       48,946,820       9,087,007
   Total assets........................      379,282,937     353,772,655
   Retained earnings...................       69,956,794      44,446,512
   Total stockholders' equity..........     $227,022,553    $201,512,271

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

4.   Revenue Recognition

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

5.   Acquisitions

     On February 5, 1998, the Company completed its acquisition of certain in-process software technologies and assets of Insignia Solutions, plc for approximately $17.5 million. A portion of the purchase price was allocated to in-process research and development, which had not reached technological feasibility and had no alternative future use. The allocation resulted in a pre-tax charge of approximately $2.7 million to the Company's operations in the first quarter of 1998, after giving effect to the re-evaluation described in
Note 2 above. Further, on June 30, 1998, the Company completed its acquisition of APM Ltd. for approximately $40.4 million. A portion of the purchase price was allocated to in-process research and development which had not reached technological feasibility and had no alternative future use. The allocation resulted in a pre-tax charge of approximately $10.7 million to the Company's operations in the second quarter of 1998, after giving effect to the re-evaluation described in Note 2 above.

6.   Licensed Technology

     In January 1998, the Company licensed certain in-process software technology from EPiCON, Inc. for approximately $8.0 million. A portion of the licensing fee was allocated to in-process research and development, which had no alternative future use. The allocation resulted in a pre-tax charge of approximately $2.6 million to the Company's operations in the first quarter of 1998, after giving effect to the re-evaluation described in Note 2 above.

7.   Earnings (Loss) per Share

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

     The following table sets forth the computation of basic and diluted earnings per share:


                                                                Three Months Ended                      Six Months Ended
                                                                     June 30,                               June 30,
                                                    ------------------------------------------------------------------------------
                                                                1998                1997               1998               1997
                                                             -----------         -----------       -----------         -----------
                                                              Restated                              Restated
   Numerator:
         Net income                                          $ 9,620,429         $ 8,298,885       $21,897,840         $15,791,637
                                                             ===========         ===========       ===========         ===========
   Denominator:
        Denominator for basic earnings per share-
         weighted average shares                              41,870,341          40,763,794        41,748,604          40,528,191

        Effect of dilutive securities:
        Employee stock options                                 3,548,090           2,372,035         3,358,296           2,371,491
                                                             -----------         -----------       -----------         -----------
        Dilutive potential common shares                       3,548,090           2,372,035         3,358,296           2,371,491
                                                             -----------         -----------       -----------         -----------

        Denominator for diluted earnings per share-
         adjusted weighted-average shares                     45,418,431          43,135,829        45,106,900          42,899,682
                                                             ===========         ===========       ===========         ===========
   Basic earnings per share                                  $      0.23         $      0.20       $      0.52         $      0.39
                                                             -----------         -----------       -----------         -----------
   Diluted earnings per share                                $      0.21         $      0.19       $      0.49         $      0.37
                                                             ===========         ===========       ===========         ===========

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

10.  Subsequent Events

     In July 1998, the Company consummated an agreement to acquire certain software technology and assets of VDOnet Corporation Ltd., an Israeli firm, including VDOLive video/audio server technology. The aggregate purchase price was approximately $8.0 million and the acquisition was accounted for as a purchase. A portion of the purchase price was for in-process research and development which had not reached technological feasibility and had no alternative future use and for which the Company expects to incur a one-time charge to its operations amounting to approximately $2.4 million in the quarter ending September 30, 1998.

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

     On May 9, 1997, the Company and Microsoft Corporation ("Microsoft") entered into a License, Development and Marketing Agreement, as amended (the "Development Agreement"), which provides for the licensing to Microsoft of certain of the Company's multi-user software enhancements to Microsoft's Windows NT Server and for the cooperation between the parties for the development of future multi-user versions of Microsoft Windows NT Server, called Windows NT Server Terminal Server Edition (formerly referred to as "Hydrix"). The Development Agreement also provides for each party to develop its own enhancements or "plug-ins" to the jointly developed products which may provide access to the Windows NT Server Terminal Server Edition base platform from a wide variety of computing devices, such as a Company-developed plug-in (known as MetaFrame) that implements the Independent Computing Architecture (ICA(R)) protocol on the new platform, which provides Windows NT Server 4.0, Terminal Server Edition, with capabilities similar to those currently offered in the WinFrame product line. Pursuant to the terms of the Development Agreement, in May 1997, the Company received an aggregate of $75 million as a non-refundable royalty payment and for engineering and support services to be rendered by the Company. Under the terms of the Development Agreement, as amended, the Company is entitled to receive payments of an additional $100 million in quarterly payments, a portion of which has already been received in accordance with the amendment. In addition, Microsoft and the Company have agreed to engage in certain joint marketing efforts to promote use of Windows NT Server-based multi-user software and the Company's ICA protocol. Additionally, until at least November 1999, Microsoft has agreed to endorse only the Company's ICA protocol as the preferred way to provide multi-user Windows access for devices other than Windows client devices. Further, subject to the terms of the Development Agreement, the Company shall be entitled to license versions of its WinFrame technology based on Windows NT v.3.51 until at least September 30, 2001.

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

     The Company has recently acquired or licensed technology that is related to its strategic objectives. On February 5, 1998, the Company completed its acquisition of certain of the assets, technology and operations of Insignia Solutions, plc for approximately $17.5 million. In January 1998, the Company licensed certain technology from EPiCON, Inc., for approximately $8.0 million. On June 30, 1998, the Company acquired all of the outstanding securities of APM Ltd., parent company of Digitivity Inc. ("APM"), for approximately $40.4 million. These transactions were accounted for using the purchase method of accounting with the purchase price being principally allocated to purchased technologies and intangible assets.

     These acquisitions and licensing arrangement were accounted for under the purchase method of accounting and in accordance with Accounting Principles Board Opinion No. 16, "Accounting for Business Combinations." The Company allocated the cost of the acquisitions to the assets acquired and the liabilities assumed based on their estimated fair values using valuation methods believed to be appropriate at the time. The acquired intangible assets included in-process technology projects, among other assets, which were related to research and development that had not reached technological feasibility and for which there was no alternative future use. As a result of the SEC's letter to the AICPA dated September 9, 1998 regarding its views on write-offs of purchased in-process research and development ("IPR&D"), the Company revised its calculations of the value of the acquired in-process technology based on adjusted after-tax cash flows and reduced the amount of the write-offs for purchased IPR&D related to the Insignia acquisition, EPiCON licensing agreement and APM acquisition to $2.7 million, $2.6 million and $10.7 million, respectively. These reductions have been reallocated to other intangible assets. After giving effect to the re-evaluation, the Company recorded amortization of intangible assets of $1.4 million and $2.2 million and IPR&D of $10.7 million and $16.0 million for the three and six months ended June 30, 1998, respectively, in accordance with applicable accounting pronouncements.

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

                                                                                          Change from Three       Change from Six
                                              Three Months Ended    Six Months Ended         Months Ended          Months Ended
                                                   June 30,             June 30,          June 30, 1998 vs.      June 30, 1998 vs.
                                              ------------------    ----------------      -----------------      -----------------
                                                 1998       1997      1998      1997             1997                  1997
                                               --------   --------   ------  -------      -----------------      -----------------
Net revenues.................................    100.0%     100.0%   100.0%   100.0%            129.2%                129.2%
Cost of revenues.............................      8.3        9.3      9.0      9.7             104.3                 112.5
                                               --------   --------   ------  -------           -------              ---------
Gross margin.................................     91.7       90.7     91.0     90.3             131.8                 131.0
Operating expenses:
 Research and development....................      7.5        6.6      7.1      6.8             159.6                  138.8
 Sales, marketing and support................     33.1       30.5     31.7     29.7             148.4                  144.7
 General and administrative..................      7.3        9.9      7.4      8.5              69.1                   99.7
 Amortization of intangible assets...........      2.6          -      2.1        -               *                       *
 In-process research and development.........     19.0          -     15.1        -               *                       *
                                               --------   --------   ------  -------           -------              ---------
  Total operating expenses...................     69.5       47.0     63.5     45.0             238.7                  223.2
                                               --------   --------   ------  -------           -------              ---------
Income from operations.......................     22.2       43.7     27.5     45.3              16.7                   39.2
Interest income, net.........................      4.5        9.2      4.9      8.3              12.4                   35.6
                                               --------   --------   ------  -------           -------              ---------
Income before income taxes...................     26.7       52.9     32.4     53.6              15.9                   38.7
Income taxes provision.......................      9.6       19.0     11.7     19.3              15.9                   38.7
                                               --------   --------   ------  -------           -------              ---------
Net income...................................     17.1%      33.9%    20.7     34.3%             15.9%                  38.7%
                                               ========   ========   ======  =======           =======              =========

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

  Amortization of Intangible Assets. The increase in amortization of goodwill and identifiable intangible assets in the three months and six months ended June 30, 1998 as compared to the prior respective periods is due to the Insignia and APM acquisitions and EPiCON licensing arrangement. As of June 30, 1998, after giving effect to the re-evaluation discussed in "--Overview" and in Note 2 to the Notes to the Condensed Consolidated Financial Statements ("Note 2"), the Company had other net intangible assets of $48.9 million, associated with the DataPac Australasia Pty Limited, an October 2, 1997 acquisition, Insignia and APM acquisitions and the EPiCON licensing arrangement, remaining to be amortized over four years following each of the transactions. See "--In-Process Research and Development Expenses."

   In-Process Research and Development Expenses. During 1998, the Company completed the acquisition and licensing of certain in-process software technologies in which it allocated a portion of the purchase price to IPR&D.
The Company allocated $2.7 million and $10.7 million for IPR&D related to the Insignia and APM acquisitions, respectively and $2.6 million for IPR&D related to the licensing agreement with EPiCON, after giving effect to the re-evaluation as further discussed in "--Overview" and in Note 2.

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

   The nature of the efforts required to develop and integrate acquired in-process technology into commercially viable products or features and functionalities within the Citrix suite of existing products principally relate to the completion of all planning, designing and testing activities that are necessary to establish that the products can be produced to meet design requirements, including functions, features and technical performance requirements. The Company currently expects that products utilizing the acquired in-process technology will be successfully developed, but there can be no assurance that commercial viability of any of these products will be achieved. Furthermore, future developments in the software industry, particularly the server-based computing environment, changes in technology, changes in other products and offerings or other developments may cause the Company to alter or abandon product plans.

   The fair value of the in-process technology in each acquisition was based on analyses of the markets, projected cash flows and risks associated with achieving such projected cash flows. In developing these cash flow projections, revenues were estimated based on relevant factors, including aggregate revenue growth rates for the business as a whole, individual service offering revenues, characteristics of the potential market for the service offerings and the anticipated life of the underlying technology. Operating expenses and resulting profit margins were estimated based on the characteristics and cash flow generating potential of the acquired in-process research and development, and included assumptions that certain expenses would decline over time as operating efficiencies were obtained. The Company assumed material net cash inflows would commence in 1999 for the Insignia acquisition and EPiCON licensing agreement and in 2000 for the APM acquisition. Appropriate adjustments were made to operating income to derive net cash flow, and the estimated net cash flows of the in-process technologies in each acquisition were then discounted to present value using rates of return that the Company believes reflect the specific risk/return characteristics of these research and development projects. The selection of discount rates for application in each acquisition were based on the consideration of: (i) the weighted average cost of capital ("WACC"), which measures a company's cost of debt and equity financing weighted by the percentage of debt and percentage of equity in its target capital structure;
(ii) the corresponding weighted average return on assets ("WARA") which measures the after-tax return required on the assets employed in the business weighted by each asset group's percentage of the total asset portfolio; and (iii) venture capital required rates of return which typically relate to equity financing for relatively high-risk business projects. The risk adjusted discount rates were 35%, 40% and 50% for the EPiCON licensing agreement, Insignia acquisition and APM acquisition, respectively.

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

   Revenues attributable to the acquired in-process technology associated with these acquisitions were assumed to increase depending on the product between the first one to four years of two to six year projection periods at annual rates ranging from 20% to 264% before decreasing over the remaining years at rates ranging from 7% to 68% as other products are released in the marketplace. Projected annual revenue attributable to the products ranged from approximately $0.6 million to $74.6 million over the term of the projections. These projections were based on aggregate revenue growth rates for the business as a whole, individual product revenues, giving consideration to transaction volumes and prices, anticipated growth rates for the server-based computing market, anticipated product development and product introduction cycles, and the estimated life of the underlying technology. Projected revenues from the in-process research and development were assumed to peak during periods between 1999 and 2002, depending on the product, and decline from 2000 to 2004 as other new products are expected to enter the market.

   Gross profit was assumed to increase in the first one to four years of the projection period, depending on the product, at annual rates ranging from 20% to 266%, decreasing over the remaining years at rates ranging from 7% to 68% annually, resulting in annual gross profits ranging from approximately $0.6 million to $69.2 million. The gross profit projections assumed a growth rate approximately the same as the revenue growth rate.

   Operating profit was assumed to increase depending on the product, in the first one to four years of the projection period at annual rates ranging between 19% and 255%, and decrease over the remaining years at rates between 3% and 75% annually, resulting in annual operating profits of approximately $0.3 million to $31.2 million. Operating profit projections assumed a growth rate approximately the same as the revenue growth rate.

   The Company used discount rates ranging from 35% to 50% for valuing the in-process research and development acquired in these transactions, which the Company believes reflected the risk associated with the completion of the individual research and development projects acquired and the estimated future economic benefits to be generated subsequent to the projects' completion.

   A description of the in-process research and development and the estimates made by the Company for EPiCON, Insignia and APM are summarized below. All of the acquired projects are targeted for the server-based computing market. After the acquisition or license of each technology, the Company has continued the development of these in-process projects.

EPiCON

   The in-process research and development acquired in the license of EPiCON technology consisted of one significant research and development project, Application Installation Services. This project enables an application to be installed once on a server and then replicated to all other servers in a server farm configuration, and is targeted for the server-based computing market. At the date of licensing, EPiCON was shipping its Windows NT 3.51 version of its ALTiS application deployment product and was testing its Windows NT 4.0 version. Neither the Windows NT 3.51 version nor the Windows NT 4.0 version of the ALTiS product was operating in a Citrix MetaFrame or WinFrame environment at the date of licensing. After licensing the EPiCON technology, the Company continued the development of this in-process project, which the Company estimated was less than 60% complete at the date of licensing. The aggregate value assigned to the in-process research and development was $2.6 million, after giving effect to the re-evaluation described in "--Overview" and in Note 2. At the time of the valuation, the expected cost to complete the project was approximately $300,000. As of June 30, 1998, approximately $75,000 had been incurred since the date of licensing. The Company estimates that approximately $1.0 million will be required to complete the remaining research and development project and it is expected to be completed during the first half of 1999. The remaining efforts to complete the project relate primarily to utilizing the technology in a multi-user environment. The research and development risks associated with this project primarily reside with the migration of the Application Installation Services technology to the Company's MetaFrame and WinFrame platforms, which are based on server-based computing technology.

Insignia

   The in-process research and development acquired in the Insignia acquisition consisted primarily of one significant research and development project, Keoke, a video display protocol designed to add performance and bandwidth management enhancements to ICA in WinFrame and MetaFrame software. The Company estimated this project was less than 40% complete at the date of acquisition. The aggregate value assigned to in-process research and development was $2.7 million, after giving effect to the re-evaluation described in "--Overview" and in Note 2. At the date of the valuation, the expected cost to complete the Keoke and other projects related to the acquisition was approximately $1.9 million. As of June 30, 1998, approximately $420,000 had been incurred since the date of acquisition. The Company estimates that approximately $890,000 will be required to complete the remaining research and development project and it is expected to be completed by the end of 1999. The remaining efforts to complete the project are primarily the utilization of performance enhancements and algorithmic methodologies of the Keoke protocol to create similar improvements in the Company's Independent Computing Architecture (ICA) protocol. The research and development risks associated with this project primarily relate to the integration and sorting of key performance features of Keoke into the Company's ICA protocol.

APM

   The in-process research and development acquired in the APM acquisition consisted primarily of one significant research and development project. The project is a Windows NT-based application server for Java, which is similar to WinFrame software, but actually runs Java applications. At the date of the acquisition, APM was shipping a secure server-based enterprise solution that helped companies deploy and manage intranet and Internet-based Java applications. The Company estimated this project was less than 45% complete at the date of acquisition. The aggregate value assigned to the in-process research and development was $10.7 million, after giving effect to the re-evaluation described in "--Overview" and in Note 2. At the time of the valuation, the expected cost to complete the project was approximately $8.0 million and it is expected to be completed in 2000. The remaining effort to complete the project is primarily the utilization of acquired technology to develop an application server for Java that would operate in a MetaFrame and WinFrame environment. The research and development risks associated with this project relate primarily to updating the acquired technology to be compatible with Sun Microsystems' Java
2.0 application, integrating and porting such technology into a variety of server-based computing environments.

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

Liquidity and Capital Resources

  During the six months ended June 30, 1998, the Company generated positive operating cash flows of approximately $26.5 million, which is net of cash used to purchase and license in-process research and development of $16.0 million. These amounts were partially offset by an increase in trade receivables during the period. During the same period, the Company also recognized tax benefits from the exercise of non-statutory stock options and disqualifying dispositions of incentive stock options of approximately $5.5 million. The Company purchased and sold short-term investments for approximately $108.7 million and $118.2 million, respectively, during the six months ended June 30, 1998. Additionally, the Company expended approximately $7.0 million in the same period for the purchase of leasehold improvements and equipment. These capital expenditures were primarily associated with the Company's expansion into new facilities.

  As of June 30, 1998, the Company had approximately $152.8 million in cash and cash equivalents, $79.6 million in short-term investments and $178.2 million of working capital. The Company's cash and cash equivalents and short-term investments are invested in investment grade, interest bearing securities to minimize interest rate risk and allow for flexibility in the event of immediate cash needs. At June 30, 1998, the Company had approximately $36.2 million in trade receivables, net of allowances, and $68.1 million of deferred revenues, of which the Company anticipates $25.3 million will be earned over the next twelve months.

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

  Reliance Upon Strategic Relationship with Microsoft. Microsoft is the leading provider of desktop operating systems. The Company is dependent upon the license of certain key technology from Microsoft, including certain source and object code licenses, technical support and other materials. The Company is also dependent on its strategic alliance agreement with Microsoft which provides for cooperation in the development of technologies for advanced operating systems, and the promotion of advanced Windows application program interfaces. On May 9, 1997, the Company and Microsoft entered into a License, Development and Marketing Agreement, as amended (the "Development Agreement"), which provides for the licensing to Microsoft of certain of the Company's multi-user software enhancements to Microsoft's Windows NT Server and for the cooperation between the parties for the development of certain future multi-user versions of Microsoft Windows NT Server, known as the Windows NT Server Terminal Server Edition. The Development Agreement also provides for each party to develop its own enhancements or "plug-ins" to the jointly developed products which may provide access to the Windows NT Server Terminal Server Edition platform from a wide variety of computing devices, such as the MetaFrame product line that implements the Independent Computing Architecture (ICA/(R)/) protocol on the new platform. Pursuant to the terms of the Development Agreement, the Company received an aggregate of $75 million as a non-refundable royalty payment and for engineering and support services to be rendered by the Company. Under the terms of the Development Agreement, as amended, the Company is entitled to receive payments of an additional $100 million in quarterly payments. In addition, Microsoft and the Company have agreed to engage in certain joint marketing efforts to promote use of Windows NT Server-based multi-user software and the Company's ICA protocol. Additionally, until at least November 1999, Microsoft has agreed to endorse only the Company's ICA protocol as the preferred way to provide multi-user Windows access for devices other than Windows client devices. Further, subject to the terms of the Development Agreement, the Company shall be entitled to license versions of its WinFrame technology based on Windows NT v.3.51 until at least September 30, 2001.

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


                                        CITRIX SYSTEMS, INC.



                                        By: /s/ MARK B. TEMPLETON
                                           -------------------------
                                           Mark B. Templeton
                                           Chief Executive Officer
                                           (Principal Executive Officer)


                                        By: /s/ JAMES J. FELCYN, JR.
                                           -----------------------------
                                           James J. Felcyn, Jr.
                                           Vice-President of Finance and
                                           Administration and Chief
                                           Financial Officer
                                           (Principal Financial Officer)



                                        By: /s/ MARC-ANDRE BOISSEAU
                                           ------------------------------
                                           Marc-Andre Boisseau
                                           Controller
                                           (Principal Accounting Officer)

                                 Exhibit Index


                                                              Page Number
                                                              -----------

  27.1  Financial Data Schedule                                     25