Form 10-Q/A
period 1998-09-30
CITRIX SYSTEMS INC
filed 1999-03-10
CIK 877890

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

                         Commission File Number 0-27084

                              CITRIX SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                       75-2275152
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


        6400 N. W. 6th Way                                   33309
     Fort Lauderdale, Florida                              (Zip Code)
(Address of principal executive offices)


      Registrant's telephone number, including area code:  (954) 267-3000

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

                              CITRIX SYSTEMS, INC.

                                  Form 10-Q/A
                    For the Quarter Ended September 30, 1998

     This Quarterly Report on Form 10-Q/A is being filed by Citrix Systems, Inc. (the "Company") to amend and restate Items 1 and 2 and Exhibit 27.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 to reflect the Company's re-evaluation of write-offs for in-process research and development in connection with certain acquisitions and licensing arrangements.

                                    CONTENTS


                                                                     Page Number
                                                                     -----------
PART I:   FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

  Condensed Consolidated Balance Sheets:
  September 30, 1998 and December 31, 1997                                 3

  Condensed Consolidated Statements of Income:
  Three Months and Nine Months ended September 30, 1998 and 1997           5

  Condensed Consolidated Statements of Cash Flows:
  Nine Months Ended September 30, 1998 and 1997                            6

  Notes to Condensed Consolidated Financial Statements                     7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                        11

Signatures                                                                27

Exhibit Index                                                             28

Exhibit 27.1                                                              29


                         PART I: FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              Citrix Systems, Inc.

                     Condensed Consolidated Balance Sheets
                                  (Unaudited)



                                                             September 30,      December 31,
                                                                1998               1997
                                                           ---------------------------------
Assets
Current assets:
 Cash and cash equivalents                                   $133,117,973       $140,080,550
 Short-term investments                                        84,942,267         89,111,093
 Trade receivables, net of allowances of $6,801,453
  and $6,297,986 at September 30, 1998 and
  December 31, 1997, respectively                              33,149,929         12,631,413

 Inventories                                                    4,346,815          2,273,196
 Prepaid expenses                                               4,869,089          3,497,890
 Current portion of deferred tax assets                        25,522,750         10,767,437
                                                           ---------------------------------
Total current assets                                          285,948,823        258,361,579

Property and equipment, net                                    14,130,563          6,678,253
Long-term portion of deferred tax assets                       14,427,725         16,763,680
Intangible assets, net                                         50,601,044            864,513
                                                           ---------------------------------
                                                             $365,108,155       $282,668,025
                                                           =================================

Continued on following page.

                              Citrix Systems, Inc.

                                  (Unaudited)



                                                                          September 30,        December 31,
                                                                               1998                1997
                                                                      ----------------------------------------
Liabilities and stockholders' equity
Current liabilities:
 Accounts payable                                                        $  2,948,783        $    984,463
 Accrued royalties and other accounts payable to stockholder                2,563,646           3,043,836
 Acquisition related liabilities                                              822,184           1,312,569
 Other accrued expenses                                                    20,385,192          11,712,378
 Deferred revenue                                                           7,068,172           3,147,220
 Current portion of deferred revenues on contract with stockholder         29,523,809          15,000,000
 Current portion of capital lease obligations payable                           9,188               8,396
 Income taxes payable                                                       3,624,027             236,410
                                                                      -----------------------------------
Total current liabilities                                                  66,945,001          35,445,272

Long-term liabilities:
 Capital lease obligations payable                                            179,336                   -
 Deferred revenues on contract with stockholder                            39,125,000          50,375,000
                                                                      -----------------------------------
Total long-term liabilities                                                39,304,336          50,375,000

Stockholders' equity:
 Preferred stock at $.01 par value--5,000,000 shares authorized, none
  issued and outstanding at September 30, 1998 and December 31, 1997                -                   -

 Common stock at $.001 par value--150,000,000 and 60,000,000 shares authorized; and 42,432,203 and 41,473,088 issued and outstanding at
  September 30, 1998 and December 31, 1997, respectively                       42,432              41,473


 Additional paid-in capital                                               171,961,275         148,747,326
 Retained earnings                                                         86,855,111          48,058,954
                                                                      -----------------------------------
Total stockholders' equity                                                258,858,818         196,847,753
                                                                      -----------------------------------
                                                                         $365,108,155        $282,668,025
                                                                      ===================================


See accompanying notes.

                              Citrix Systems, Inc.

                  Condensed Consolidated Statements of Income

                                  (Unaudited)

                                                               Three Months Ended                    Nine Months Ended
                                                                 September 30,                         September 30,
                                                    ------------------------------------------------------------------------
                                                            1998               1997               1998               1997
                                                    ------------------------------------------------------------------------
Revenues
 Net revenues from unrelated parties                    $57,612,658        $31,191,160      $151,400,601         $75,103,914
 Net revenues - stockholder                              10,008,504          3,750,000        21,726,191           5,875,000
                                                    ------------------------------------------------------------------------
Net revenues                                             67,621,162         34,941,160       173,126,792          80,978,914

Cost of revenues
 Cost of revenues from unrelated parties                  3,288,008          3,441,412        10,590,485           7,925,792
 Cost of revenues - stockholder                             620,630                  -         2,848,150                   -
                                                    ------------------------------------------------------------------------
Total cost of revenues                                    3,908,638          3,441,412        13,438,635           7,925,792
                                                    ------------------------------------------------------------------------
Gross margin                                             63,712,524         31,499,748       159,688,157          73,053,122

Operating expenses
 Research and development                                 7,938,814          1,656,414        15,427,250           4,791,791
 Sales, marketing and support                            19,867,736          9,515,451        53,338,443          23,193,930
 General and administrative                               5,326,442          3,035,646        13,133,192           6,943,914
 Amortization of intangible assets                        4,168,211                  -         6,388,405                   -
 In-process research and development                      2,432,000                  -        18,416,000                   -
                                                    ------------------------------------------------------------------------
Total operating expenses                                 39,733,203         14,207,511       106,703,290          34,929,635
                                                    ------------------------------------------------------------------------
Income  from operations                                  23,979,321         17,292,237        52,984,867          38,123,487

Interest income, net                                      2,424,300          3,134,839         7,634,129           6,978,021
                                                    ------------------------------------------------------------------------
Income before income taxes                               26,403,621         20,427,076        60,618,996          45,101,508

Income taxes provision                                    9,505,304          7,353,748        21,822,839          16,236,543
                                                    ------------------------------------------------------------------------
Net income                                              $16,898,317        $13,073,328      $ 38,796,157         $28,864,965
                                                    ========================================================================
Earnings  per common share:
 Basic earnings  per share                                    $0.40              $0.32             $0.93               $0.71
                                                    ========================================================================
 Weighted average shares outstanding                     42,218,841         41,003,745        41,907,043          40,689,777
                                                    ========================================================================

Earnings  per common share  assuming  dilution:
 Diluted earnings  per share                                  $0.37              $0.30             $0.86               $0.66
                                                    ========================================================================
 Weighted average shares outstanding                     45,908,840         44,097,527        45,362,626          43,668,287
                                                    ========================================================================

See accompanying notes.

                              Citrix Systems, Inc.
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                              Nine Months Ended
                                                                                                September 30,
                                                                                 ----------------------------------------
                                                                                          1998                 1997
                                                                                 ----------------------------------------
Operating activities
Net income                                                                          $  38,796,157        $ 28,864,965
Adjustments to reconcile net income  to net cash provided by operating activities:
  Depreciation and amortization                                                        10,990,816           1,012,578
  Provision for doubtful accounts and product returns                                     503,466           4,177,772
  Tax benefit related to the exercise of non-statutory stock options and
   disqualified dispositions of incentive stock options                                14,698,308           3,406,613

  Deferred tax assets                                                                 (12,419,358)        (25,305,333)
  In-process research and development                                                  18,416,000                   -
  Changes in operating assets and liabilities, net of acquisitions:
   Trade receivables                                                                  (20,579,089)         (7,213,449)
   Inventories                                                                         (2,073,619)           (661,531)
   Prepaid expenses                                                                      (440,484)           (288,922)
   Deferred revenue                                                                     3,920,952             863,093
   Deferred revenue on contract with stockholder                                        3,273,809          69,125,000
   Accounts payable                                                                     1,562,348            (175,842)
   Accrued royalties and other accounts payable to stockholder                           (480,190)          1,309,477
   Income taxes payable                                                                 3,387,617           6,520,870
   Other accrued expenses                                                                 842,564           4,617,665
                                                                                 ------------------------------------
Net cash provided by operating activities                                              60,399,297          86,252,956

Investing activities
Purchases of short-term investments                                                  (155,127,907)        (71,775,345)
Proceeds from sale of short-term investments                                          159,296,733          38,167,404
Cash paid for acquisitions                                                            (63,449,474)                  -
Cash paid for licensing agreement                                                      (5,375,000)                  -
Purchases of property and equipment                                                   (11,237,577)         (3,464,901)
                                                                                 ------------------------------------
Net cash used in investing activities                                                 (75,893,225)        (37,072,842)

Financing activities
Net proceeds from issuance of common stock                                              8,516,600             815,560
Repurchase of common stock  previously issued                                                   -                (902)
Payments on capital lease obligations                                                      14,751             (75,290)
                                                                                 ------------------------------------
Net cash provided by financing activities                                               8,531,351             739,368

Increase/(decrease) in cash and cash equivalents                                       (6,962,577)         49,919,482
Cash and cash equivalents at beginning of period                                      140,080,550          99,135,049
                                                                                 ------------------------------------
Cash and cash equivalents at end of period                                          $ 133,117,973        $149,054,531
                                                                                 ====================================

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

   2.  Restatement of Financial Statements

   In a letter to the American Institute of Certified Public Accountants ("AICPA"), the Securities and Exchange Commission ("SEC") expressed its views on the recording of in-process research and development ("IPR&D"). As a result, the Company has re-evaluated the amount of purchased IPR&D recorded in connection with its acquisition of Insignia Solutions, plc. ("Insignia"), APM Ltd., parent company of Digitivity Inc. ("APM"), and VDOnet Corporation Ltd. ("VDOnet") and its licensing of technology from EPiCON, Inc. ("EPiCON") based on its understanding and interpretation of the aforementioned letter. The re-evaluations resulted in a decrease in the amount of purchase price that was allocated to IPR&D and an increase in the amount allocated to purchased technology and goodwill. Specifically, the Company reduced the amount of previously reported write-offs for purchased IPR&D to $2.4 million and increased amortization of intangible assets to $4.2 million and increased net intangible assets to $50.6 million for the quarter ended September 30, 1998. For the nine months ended September 30, 1998, the Company reduced the amount of previously reported write-offs for purchased IPR&D to $18.4 million and increased amortization of intangible assets to $6.4 million and increased net intangible assets to $50.6 million.

   The effects of the adjustments on the Company's previously reported consolidated financial statements for the third quarter of 1998 is as follows:


                                                                Three Months Ended                     Nine Months Ended
                                                                September 30, 1998                    September 30, 1998
                                                        ----------------------------------  ---------------------------------------
                                                            Restated         As Reported         Restated           As Reported
           Statement of Operations Data:
           Amortization of intangible assets.........     $  4,168,211       $         --       $  6,388,405       $         --
           In-process research and development.......        2,432,000          7,200,000         18,416,000         64,796,995
           Total operating expenses..................       39,733,203         41,602,204        106,703,290        148,432,105
           Income from operations....................       23,979,321         22,110,321         52,984,867         11,256,062
           Income before income taxes................       26,403,621         24,525,011         60,618,996         18,890,182
           Net income................................       16,898,317         15,702,159         38,796,157         12,089,717
           Basic earnings per share..................             0.40               0.37               0.93               0.29
           Diluted earnings per share................     $       0.37       $       0.34       $       0.86       $       0.27


                                                                September 30, 1998
                                                           -----------------------------
                                                            Restated        As Reported
         Balance Sheet Data:
           Total current assets......................     $285,948,823       $290,123,382
           Intangible assets, net....................       50,601,044          8,872,230
           Total assets..............................      365,108,155        338,401,715
           Retained earnings.........................       86,855,111         60,148,671
           Total stockholders' equity................     $258,858,818       $232,152,378

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

   5.  Acquisitions

   On February 5, 1998, the Company completed its acquisition of certain in-process software technologies and assets of Insignia Solutions, plc for approximately $17.5 million. A portion of the purchase price was allocated to in-process research and development, which had not reached technological feasibility and had no alternative future use. The allocation resulted in a pre-tax charge of approximately $2.7 million to the Company's operations in the first quarter of 1998, after giving effect to the re-evaluation described in Note 2 above. Further, on June 30, 1998, the Company completed its acquisition of APM Ltd. for approximately $40.4 million. A portion of the purchase price was allocated to in-process research and development which had not reached technological feasibility and had no alternative future use. The allocation resulted in a pre-tax charge of approximately $10.7 million to the Company's operations in the second quarter of 1998, after giving effect to
   the re-evaluation described in Note 2 above.   In July 1998, the Company
   completed its acquisition of VDOnet Corporation Ltd. for approximately $8 million. This transaction was accounted for using the purchase method of accounting with the purchase price being principally allocated to purchase technologies and intangible assets. Approximately $2.4 million of the total purchase price represented the value of in-process research and development that had not reached technological feasibility and had no alternative future use and, as such, was recorded as a non-recurring charge for in-process research and development in the third quarter of 1998, after giving effect to the re-evaluation described in Note 2 above.

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

   The following table sets forth the computation of basic and diluted earnings per share:


                                                                  Three Months Ended                    Nine Months Ended
                                                                     September 30,                         September 30,
                                                            -------------------------------------------------------------------
                                                               1998               1997               1998               1997
                                                            -------------------------------------------------------------------
                                                             Restated                              Restated
   Numerator:
     Net income                                             $16,898,317        $13,073,328       $38,796,157         $28,864,965
                                                            ===========        ===========       ===========         ===========
   Denominator:
     Denominator for basic earnings per share
         weighted average shares                             42,218,841         41,003,745        41,907,043          40,689,777
     Effect of dilutive securities:
     Employee stock options                                   3,689,999          3,093,782         3,455,583           2,978,510
                                                            -----------        -----------       -----------         -----------
     Dilutive potential common shares                         3,689,999          3,093,782         3,455,583           2,978,510
                                                            -----------        -----------       -----------         -----------
     Denominator for diluted earnings per share
        -adjusted weighted average shares                    45,908,840         44,097,527        45,362,626          43,668,287
                                                            ===========        ===========       ===========         ===========
   Basic earnings  per share                                $      0.40        $      0.32       $      0.93         $      0.71
                                                            ===========        ===========       ===========         ===========
   Diluted earnings  per share                              $      0.37        $      0.30       $      0.86         $      0.66
                                                            ===========        ===========       ===========         ===========

   8.  Reclassifications

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

  On May 9, 1997, the Company and Microsoft Corporation ("Microsoft") entered into a License, Development and Marketing Agreement, as amended (the "Development Agreement"), which provides for the licensing to Microsoft of certain of the Company's multi-user software enhancements to Microsoft's Windows NT Server and for the cooperation between the parties for the development of certain future multi-user versions of Microsoft Windows NT Server, called Windows NT Server, Terminal Server Edition. The Development Agreement also provides for each party to develop its own enhancements or "plug-ins" to the jointly developed products which may provide access to the Windows NT Server Terminal Server Edition base platform from a wide variety of computing devices. In June 1998, the Company released its MetaFrame product, a Company-developed plug-in that implements the Independent Computing Architecture (ICA(R)) protocol on the new platform, which provides Windows NT Server, Terminal Server Edition with capabilities similar to those currently offered in the WinFrame product line. Pursuant to the terms of the Development Agreement, in May 1997, the Company received an aggregate of $75 million as a non-refundable royalty payment and for engineering and support services to be rendered by the Company. Under the terms of the Development Agreement, the Company is entitled to receive payments of an additional $100 million, in quarterly payments, a portion of which has already been received. In addition, Microsoft and the Company have agreed to engage in certain joint marketing efforts to promote use of Windows NT Server-based multi-user software and the Company's ICA protocol. Additionally, subject to the terms of the Development Agreement, Microsoft has agreed to endorse only the Company's ICA protocol as the preferred way to provide multi-user Windows access for devices, other than Windows client devices until at least November 1999 and the Company shall be entitled to license its WinFrame technology based on Windows NT v.3.51 until at least September 30, 2001.

  As a result of the Development Agreement, the Company will continue to support the Microsoft Windows NT platform but the MetaFrame products and later releases will no longer incorporate Windows NT technology directly into the Company's future offerings. The MetaFrame product line was first shipped in June 1998. The Company plans to continue developing enhancements to its MetaFrame product line and expects that this product, WinFrame products and associated options and royalties derived under the terms of the Development Agreement will constitute a majority of its revenues for the foreseeable future.

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

  The Company has recently acquired or licensed technology that is related to its strategic objectives. On February 5, 1998, the Company completed its acquisition of certain of the assets, technology and operations of Insignia Solutions, plc for approximately $17.5 million. In January 1998, the Company licensed certain technology from EPiCON, Inc., for approximately $8.0 million. On June 30, 1998, the Company acquired all of the outstanding securities of APM Ltd., parent company of Digitivity Inc., for approximately $40.4 million. In July 1998, the Company completed its acquisition of certain technologies from VDOnet Corporation Ltd. for approximately $8.0 million. These transactions were accounted for using the purchase method of accounting with the purchase price being principally allocated to purchased technologies and intangible assets.

  These acquisitions and licensing arrangement were accounted for under the purchase method of accounting and in accordance with Accounting Principles Board Opinion No. 16, "Accounting for Business Combinations." The Company allocated the cost of the acquisitions to the assets acquired and the liabilities assumed based on their estimated fair values using valuation methods believed to be appropriate at the time. The acquired intangible assets included in-process technology projects, among other assets, which were related to research and development that had not reached technological feasibility and for which there was no alternative future use. As a result of the SEC's letter to the AICPA dated September 9, 1998 regarding its views on write-offs of purchased in-process research and development ("IPR&D"), the Company revised its calculations of the value of the acquired in-process technology based on adjusted after-tax cash flows and reduced the amount of the write-offs for purchased IPR&D related to the Insignia, APM and VDOnet acquisitions to $2.7 million, $10.7 million and $2.4 million, respectively, and $2.6 million related to the licensing agreement with EPiCON. These reductions have been reallocated to other intangible assets. After giving effect to the re-evaluation, the Company recorded amortization of intangible assets of $4.2 million and $6.4 million and IPR&D of $2.4 million and $18.4 million for the three and nine months ended September 30, 1998, respectively, in accordance with applicable accounting pronouncements.

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

                                                                                                    Increase/(Decrease) From
                                                                                           -----------------------------------------
                                                Three Months Ended    Nine Months Ended    Three Months Ended      Nine Months Ended
                                                  September 30,         September 30,         September 30,          September 30,
                                               --------------------  -------------------         1998 vs.               1998 vs.
                                                 1998       1997       1998      1997             1997                    1997
                                               --------  ----------  --------  ---------        -------                 -------
Net revenues.................................    100.0%      100.0%    100.0%     100.0%          93.5%                  113.8%
Cost of revenues.............................      5.8         9.8       7.8        9.8           13.6                    69.6
                                                 -----       -----     -----      -----          -----                   -----
Gross margin.................................     94.2        90.2      92.2       90.2          102.3                   118.6
Operating expenses:
 Research and development....................     11.7         4.8       8.9        5.9          379.3                   222.0
 Sales, marketing and support................     29.4        27.2      30.8       28.6          108.8                   130.0
 General and administrative..................      7.9         8.7       7.6        8.6           75.5                    89.1
 Amortization of intangible assets...........      6.2           -       3.7          -             *                       *
 In-process research and development.........      3.6           -      10.6          -             *                       *
                                                 -----       -----     -----      -----          -----                   -----
  Total operating expenses...................     58.8        40.7      61.6       43.1          179.7                   205.5
                                                 -----       -----     -----      -----          -----                   -----
Income  from operations......................     35.4        49.5      30.6       47.1           38.7                    39.0
Interest income, net.........................      3.6         9.0       4.4        8.6          (22.7)                    9.4
                                                 -----       -----     -----      -----          -----                   -----
Income  before income taxes..................     39.0        58.5      35.0       55.7           29.3                    34.4
Income taxes provision.......................     14.1        21.1      12.6       20.0           29.3                    34.4
                                                 -----       -----     -----      -----          -----                   -----
Net income...................................     24.9%       37.4%     22.4%      35.7%          29.3%                   34.4%
                                                 =====       =====     =====      =====          =====                   =====

*  Not meaningful.

  Net Revenues. The increase in net revenues in the third quarter of 1998 compared to the third quarter of 1997 was primarily attributable to revenues recognized in connection with the shipment of the Company's MetaFrame product, the inter-operable products associated with the MetaFrame and WinFrame products, and the recognition of revenue related to the Development Agreement with Microsoft, which were partially offset by a decline in the volume of shipments of its WinFrame products. The increase in net revenue in the nine month period ended September 30, 1998 compared to the nine month period ended September 30, 1997, was primarily attributable to the inter-operable products associated with the MetaFrame and WinFrame products, revenues recognized in connection with the shipment of the Company's MetaFrame product, the recognition of revenue related to the Development Agreement with Microsoft and an increase in the volume of shipments of its WinFrame products.

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

                                                                                                    Increase/(Decrease) From
                                                                                          ------------------------------------------
                                                Three Months Ended    Nine Months Ended    Three Months Ended      Nine Months Ended
                                                  September 30,         September 30,         September 30,           September 30,
                                               --------------------  -------------------         1998 vs.                1998 vs.
                                                 1998       1997       1998       1997            1997                     1997
                                               ---------  ---------  ---------  --------  ---------------------   ------------------
WinFrame- based products.....................        15%        50%        34%       51%            (42%)                    42%
MetaFrame- based products....................        30          -         16         -              *                       *
Inter-operable products......................        25         17         21        15             176                     201
OEM revenue..................................        10         17         12        21              16                      19
Microsoft royalties..........................        15         11         12         7             167                     270
Other  revenue...............................         5          5          5         6             118                      87
                                                   ----       ----       ----      ----            ----                    ----
Net revenues.................................       100%       100%       100%      100%             94%                    114%

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

  Amortization of Intangible Assets. The increase in amortization of goodwill and identifiable intangible assets in the three months and nine months ended September 30, 1998 as compared to the prior respective periods is due to the Insignia, APM and VDOnet acquisitions and EPiCON licensing arrangement. As of September 30, 1998, after giving effect to the re-evaluation discussed in "-- Overview" and in Note 2 to the Notes to the Condensed Consolidated Financial Statements ("Note 2"), the Company had other net intangible assets of $50.6 million, associated with the DataPac Australasia Pty Limited, an October 2, 1997 acquisition, Insignia, APM and VDOnet acquisitions and the EPiCON licensing arrangement, remaining to be amortized over four years following each of the transactions. See "--In-Process Research and Development Expenses."

  In-Process Research and Development Expenses. During 1998, the Company completed the acquisition and licensing of certain in-process software technologies in which it allocated a portion of the purchase price to IPR&D. The Company allocated $2.7 million, $10.7 million and $2.4 million for IPR&D related to the Insignia, APM and VDOnet acquisitions, respectively and $2.6 million for IPR&D related to the licensing agreement with EPiCON, after giving effect to the re-evaluation as further discussed in "--Overview" and in Note 2.

  Since the respective dates of acquisition and licensing, the Company has used the acquired in-process technology to develop new product offerings, which have or will become part of the Company's suite of products when completed.

Functionality included in products using the acquired in-process technology has been introduced at various times following the respective transaction dates of the acquired assets and licensing, and the Company currently expects to complete the development of the remaining projects at various dates between 1999 and 2000. Upon completion, the Company offers the related products to its customers.

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

   The fair value of the in-process technology in each acquisition was based on analyses of the markets, projected cash flows and risks associated with achieving such projected cash flows. In developing these cash flow projections, revenues were estimated based on relevant factors, including aggregate revenue growth rates for the business as a whole, individual service offering revenues, characteristics of the potential market for the service offerings and the anticipated life of the underlying technology. Operating expenses and resulting profit margins were estimated based on the characteristics and cash flow generating potential of the acquired in-process research and development, and included assumptions that certain expenses would decline over time as operating efficiencies were obtained. The Company assumed material net cash inflows would commence in 1999 for the Insignia acquisition and EPiCON licensing agreement and in 2000 for the APM and VDOnet acquisitions. Appropriate adjustments were made to operating income to derive net cash flow, and the estimated net cash flows of the in-process technologies in each acquisition were then discounted to present value using rates of return that the Company believes reflect the specific risk/return characteristics of these research and development projects. The selection of discount rates for application in each acquisition were based on the consideration of: (i) the weighted average cost of capital ("WACC"), which measures a company's cost of debt and equity financing weighted by the percentage of debt and percentage of equity in its target capital structure;
(ii) the corresponding weighted average return on assets ("WARA") which measures the after-tax return required on the assets employed in the business weighted by each asset group's percentage of the total asset portfolio; and (iii) venture capital required rates of return which typically relate to equity financing for relatively high-risk business projects. The risk adjusted discount rates were 35%, 40%, 50% and 50% for the EPiCON licensing agreement, Insignia, APM and VDOnet acquisitions, respectively.

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

   A description of the in-process research and development and the estimates made by the Company for EPiCON, Insignia, APM and VDOnet are summarized below. All of the acquired projects are targeted for the server-based computing market. After the acquisition or license of each technology, the Company has continued the development of these in-process projects.

EPiCON

   The in-process research and development acquired in the license of EPiCON technology consisted of one significant research and development project, Application Installation Services. This project enables an application to be installed once on a server and then replicated to all other servers in a server farm configuration, and is targeted for the server-based computing market. At the date of licensing, EPiCON was shipping its Windows NT 3.51 version of its ALTiS application deployment product and was testing its Windows NT 4.0 version. Neither the Windows NT 3.51 version or the Windows NT 4.0 version of the ALTiS product was operating in a Citrix MetaFrame or WinFrame environment at the date of licensing. After licensing the EPiCON technology, the Company continued the development of this in-process project, which the Company estimated was less than 60% complete at the date of licensing. The aggregate value assigned to the in-process research and development was $2.6 million, after giving effect of the re-evaluation described in "--Overview" and in Note 2. At the time of the valuation, the expected cost to complete the project was approximately $300,000. As of September 30, 1998, approximately $275,000 had been incurred since the date of licensing. The Company estimates that approximately $840,000 will be required to complete the remaining research and development project and it is expected to be completed during the first half of 1999. The remaining efforts to complete the project are primarily the migration of the core processing from the client environment to the server environment and the integration of such technology into the Company's MetaFrame and WinFrame products. The research and development risks associated with this project primarily reside with the migration of the Application Installation Services technology to the Company's MetaFrame and WinFrame platforms, which are based on server-based computing technology.

Insignia

   The in-process research and development acquired in the Insignia acquisition consisted primarily of one significant research and development project, Keoke, a video display protocol designed to add performance and bandwidth management enhancements to ICA in WinFrame and MetaFrame software. The Company estimated this project was less than 40% complete at the date of acquisition. The aggregate value assigned to in-process research and development was $2.7 million, after giving effect to the re-evaluation discussed in "--Overview" and in Note 2. At the date of the valuation, the expected cost to complete the Keoke and other projects related to the acquisition was approximately $1.9 million. As of September 30, 1998, approximately $500,000 had been incurred since the date of acquisition. The Company estimates that approximately $800,000 will be required to complete the remaining research and development project and it is expected to be completed by the end of 1999. The remaining efforts to complete the project are primarily the utilization of performance enhancements and algorithmic methodologies of the Keoke protocol to create similar improvements in the Company's Independent Computing Architecture (ICA) protocol. The research and development risks associated with this project primarily relate to the integration of key performance features of Keoke into the Company's ICA protocol.

APM

   The in-process research and development acquired in the APM acquisition consisted primarily of one significant research and development project. The project is a Windows NT-based application server for Java, which is similar to WinFrame software, but actually runs Java applications. At the date of the acquisition, APM was shipping a secure server-based enterprise solution that helped companies deploy and manage intranet and Internet-based Java applications. The Company estimated this project was less than 45% complete at the date of acquisition. The aggregate value assigned to the in-process research and development was $10.7 million, after giving effect to the re-evaluation discussed in "--Overview" and in Note 2. At the time of the valuation, the expected cost to complete the project was approximately $8.0 million. As of September 30, 1998, approximately $760,000 had been incurred since the date of acquisition. The Company estimates that approximately $4.8 million will be required to complete the remaining research and development project and it is expected to be completed in 2000. The remaining effort to complete the project is primarily the utilization of acquired technology to develop an application server for Java that would operate in a MetaFrame and WinFrame environment. The research and development risks associated with this project relate primarily to updating the acquired technology to be compatible with Sun Microsystems' Java 2.0, integrating and porting such technology into a variety of server-based computing environments.

VDOnet

   The in-process research and development acquired in the VDOnet acquisition consisted primarily of one significant research and development project, ICA video services. This project allows video applications and applications containing video to be viewed on an ICA client, and is targeted for the server-based computing market. At the date of acquisition, VDOnet was shipping a client/server video streaming product. The product operated in a client/server environment but was not operational in a Citrix MetaFrame or WinFrame environment. After acquiring VDOnet, the Company continued the development of this in-process project, which the Company estimates was less than 65% complete at the date of acquisition. The aggregate value assigned to the in-process research and development was $2.4 million, after giving effect to the re-evaluation discussed in "--Overview" and in Note 2. At the time of the valuation, the expected cost to complete the project was approximately $200,000. As of September 30, 1998, approximately $350,000 had been incurred since the date of acquisition. The Company estimates that approximately $2.5 million will be required to complete the remaining research and development project and it is expected to be completed in 2000. The remaining effort to complete the project is primarily the utilization of acquired technology to develop a video server that will provide video applications to an ICA client. The research and development risks associated with this project relate primarily to integrating this product into a server-based computing environment.

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

Liquidity and Capital Resources

  During the nine months ended September 30, 1998, the Company's activities resulted in positive operating cash flows of approximately $60.4 million, which includes cash used to purchase and license in-process research and development of $18.4 million. These amounts were also affected by an increase in trade receivables during the period. During the same period, the Company also recognized tax benefits from the exercise of non-statutory stock options and disqualifying dispositions of incentive stock options of approximately $14.7 million. The Company purchased and sold short-term investments for approximately $155.1 million and $159.3 million, respectively, during the nine months ended September 30, 1998. Additionally, the Company expended approximately $11.2 million in the same period for the purchase of leasehold improvements and equipment. These capital expenditures were primarily associated with the Company's expansion into new facilities.

  As of September 30, 1998, the Company had approximately $133.1 million in cash and cash equivalents, $84.9 million in short-term investments and $219.0 million of working capital. The Company's cash and cash equivalents and short-term investments are invested in investment grade, interest-bearing securities to minimize interest rate risk and allow for flexibility in the event of immediate cash needs. At September 30, 1998, the Company had approximately $33.1 million in trade receivables, net of allowances, and $75.7 million of deferred revenues, of which the Company anticipates $36.6 million will be earned over the next twelve months.

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

Year 2000 Readiness Disclosure and Related Information

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

  With respect to internal information systems, the Company has commenced, but has not yet completed, a testing and compliance program to identify any year 2000 problems. An audit will be conducted to identify all business critical applications and responses sought from vendors as to whether the application is compliant or not and what plans they have in place to ensure compliance before December 1,1999.

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

  Product Concentration. The Company anticipates that its MetaFrame and WinFrame product lines will constitute a majority of its revenues for the foreseeable future. The Company's ability to generate revenue from its MetaFrame product will be highly dependent on market acceptance of Windows NT Server, Terminal Server Edition products, with which its product is intended to be combined to provide capabilities similar to those currently offered in the WinFrame technology line. The Company expects that revenue from the MetaFrame-based products will constitute an increasing percentage of total revenue in the foreseeable future and that the revenue from WinFrame-based products will decrease over time as percentage of total revenue. The Company may experience declines in demand for products based on WinFrame technology, whether as a result of new competitive product releases, price competition, lack of success of its strategic partners, technological change or other factors. In addition, the introduction of products based upon the MetaFrame technology may be competitive with the Company's WinFrame product line and may delay or replace orders of either technology.

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



                                        CITRIX SYSTEMS, INC.



                                        By:  /s/ MARK B. TEMPLETON
                                           ---------------------------------
                                           Mark B. Templeton
                                           Chief Executive Officer
                                           (Principal Executive Officer)




                                        By:  /s/ JAMES J. FELCYN, JR.
                                           ---------------------------------
                                           James J. Felcyn, Jr.
                                           Vice-President of Finance and
                                           Administration and Chief Financial
                                           Officer (Principal Financial Officer)



                                        By:  /s/ MARC-ANDRE BOISSEAU
                                           ---------------------------------
                                           Marc-Andre Boisseau
                                           Controller
                                           (Principal Accounting Officer)

                                 Exhibit Index



                                                      Page Number
                                                      -----------

  27.1  Financial Data Schedule                           29