Form 10-K
period 1998-12-31
CITRIX SYSTEMS INC
filed 1999-03-10
CIK 877890

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

(Mark One)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended December 31, 1998

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of Common Stock held by non-affiliates of the registrant as of March 9, 1999 (based on the last reported sale price on The Nasdaq National Market as of such date) was $3,803,457,002. As of March 9, 1999 there were 43,249,339 shares of the registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 1998. Portions of such proxy statement are incorporated by reference into
Part III of this report.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

ITEM 1. BUSINESS

General

  Citrix Systems, Inc. ("Citrix" or the "Company") is a leading supplier of server-based computing products and technologies that enable the effective and efficient enterprise-wide deployment and management of applications designed for Microsoft Corporation ("Microsoft") Windows(R) operating systems. The Company's MetaFrame(TM) and WinFrame(R) product lines, developed under license and strategic alliance agreements with Microsoft, permit organizations to deploy and manage Windows applications without regard to location, network connection, or type of client hardware platform. These product lines utilize the Company's proprietary Independent Computing Architecture (ICA(R)), which allows an application's graphical user interface to be displayed on a client while its logic is executed on a server, thereby providing a bandwidth-efficient solution. The Company was incorporated in April 1989, and shipped its initial products in 1991.

Industry Background

  New information technologies have enabled enterprises to provide their employees with broad access to business-critical information, including sales, technical, human resources, vendor and supplier information. Because of their many diverse end-user requirements, enterprises have made significant investments in information systems infrastructure, frequently incorporating a variety of software operating environments, computing platforms and communications protocols. Business-critical enterprise applications and personal productivity tools typically have been supplied by a variety of different vendors, often resulting in incompatible systems and applications within and among company locations. As a result of this proliferation of technology, demand has increased for systems that offer users a standard interface, transparent communications and the ability to deliver enterprise and personal productivity applications to local and remote enterprise users.

  Organizations seeking to broadly deploy business applications are faced with a diverse set of challenges, including:

  . Platform Diversity. In addition to Microsoft Windows operating systems, the preferred environment for enterprise applications, desktop-computing systems within an enterprise may include DOS systems, UNIX workstations, X-Terminals, Macintosh systems and OS/2 workstations. These systems typically do not support 32-bit Windows applications.

  . Client Diversity. Certain organizations require simpler, relatively low-cost devices, such as personal digital assistants ("PDAs"), information kiosks and fixed function terminals for certain enterprise applications, but these devices currently cannot be effectively utilized because full Windows support is generally not available.

  . Remote Users. The diversity of network connection types, protocols and transmission speeds limits the ability of organizations to deploy Windows, Java and web-based applications on a cost-effective and efficient basis among remote users such as mobile workers, telecommuters and branch office personnel.

  . Extended Enterprise. The extension of enterprise information systems to suppliers, distributors, customers and prospects creates Windows application deployment issues that are outside the control of information systems managers, such as the quality and security of the network connection, the client platform involved and the technical expertise of the external user.

  The Company believes that these challenges have impeded effective deployment of Windows enterprise applications to many essential user communities.

The Citrix Solution

  Citrix develops, markets, sells and supports innovative client and application server software that enables the effective and efficient enterprise-wide deployment and management of Windows business applications. The Company's MetaFrame and WinFrame product lines permit organizations to deploy and manage Windows applications without regard to location or type of client hardware platforms. These products operate by executing the Windows applications on a multi-user server and provide end-users access to the server from a variety of client platforms through the Company's ICA protocol. This approach minimizes the memory and processing requirements of the client system, resulting in a highly scaleable, bandwidth-efficient solution for deployment and management of enterprise Windows applications across a range of platforms and network environments.

  The Company's products enable the broad deployment of Windows applications in a variety of environments, including:

  . Low bandwidth connections, such as dial-up, wide area networks ("WAN") and wireless;

  . The Internet, accessed through widely-available browser technology;

  . Existing Intel-based computer systems, such as 386, 486 and Pentium computers and laptops;

  . Non-Intel platforms, such as UNIX workstations, Java, X-Terminals and Macintosh systems;

  . Emerging platforms, such as hand-held wireless devices, PDAs, information kiosks, Windows-based terminals and network computers.

  To address deployment in these diverse environments, the Company has developed two key technologies: (i) ICA and (ii) multi-user Windows NT extensions developed under a source code license from Microsoft.

  ICA. The Company's ICA enables the separation of an application's graphical user interface from the application logic, allowing the user interface to be displayed on a client while the application logic itself is executed on a server. This distributed architecture allows 16- and 32-bit Windows applications to run remotely over a wide range of connection speeds, including low bandwidth connections.

  Multi-user Windows NT Extensions. The Company's multi-user Windows NT extensions allow multiple users to share an application server, with each user receiving a "virtual" Windows environment through a dedicated ICA session. The systems management and security extensions are fully integrated with the standard Windows NT administrative features, allowing for consistent and integrated multi-user server management facilities. These extensions were developed under source code license and strategic alliance agreements with Microsoft.

Products

  MetaFrame. MetaFrame software is an enhancement to Microsoft Windows NT Server 4.0, Terminal Server Edition ("NT Terminal Server"). MetaFrame is system software that incorporates Citrix's ICA protocol and extends NT Terminal Server with additional client and server functionality, including support for heterogeneous computing environments, enterprise-scale management and seamless desktop integration. The Company's MetaFrame software, in conjunction with NT Terminal Server, delivers a comprehensive server-based computing solution for the entire enterprise. The MetaFrame product line enables organizations to better deploy, manage and access applications across the extended enterprise to a variety of client devices, operating platforms or network connections, including low bandwidth environments. MetaFrame, which first shipped in June 1998, constituted 21% of the Company's revenues in 1998.

  WinFrame. WinFrame is Windows application server software based on Windows NT 3.51 that allows customers to deploy advanced Windows applications remotely, provide Windows applications to a broad array of client platforms and publish enterprise applications on a corporate intranet. The WinFrame product family consists of a version targeted for the corporate enterprise and a version targeted at departmental or workgroup environments. First shipped in August 1995, WinFrame software constituted 28% of the Company's revenues in 1998, 49% in 1997 and 63% in 1996.

  System Options Products. The Company also markets a number of enhancements to MetaFrame and WinFrame server software, including Load Balancing, which provides scalability, and Secure ICA, which provides 128-bit encryption. In addition, the Company offers additional user license packs to increase the number of users who can access WinFrame and MetaFrame server software. Collectively, these products accounted for 24% of the Company's revenues in 1998 and 19% of the Company's revenues in 1997.

  The MetaFrame and WinFrame product lines consist of the following two components:

  Server-Based Computing Services Software. MetaFrame and WinFrame server software runs on industry-standard server hardware containing one or more Intel processors. These software products, which were created using source code licenses for Microsoft Windows NT operating systems, provide three areas of functionality: (i) operating system extensions that allow each user to receive a "virtual" Windows environment; (ii) communications support to allow the Company's ICA protocol n a variety of analog and digital network connections; and (iii) configuration management software. The server software is configured at the time of sale to support a pre-specified number of concurrent users. This number can be increased easily with the purchase of additional concurrent user licenses, sold as add-on kits.

  Multi-platform Client Software. Each client that accesses a MetaFrame/NT Terminal Server or WinFrame server requires hardware that runs the ICA client software. The client establishes a communications link with the server over dial-up, local area network ("LAN"), WAN or Internet connections, and has two basic functions: (i) establishing a server connection over the specified network connection; and (ii) sending and receiving data over the network link. ICA client software is available for all the common desktop platforms, including DOS, Windows 3.x, Windows for Workgroups, Windows 95 and 98, Windows CE, Windows NT, Java, UNIX and Macintosh.

Target Markets

  Enterprise Windows Deployments. The Company's products enable the deployment and management of Windows business applications in large-scale Windows, non-Windows and heterogeneous environments. These deployments often involve complex applications running on multiple servers and supporting numerous clients. As a result, the following key features of the Company's products are required for effective deployment of these applications:

  . ICA. MetaFrame and WinFrame incorporate the Company's ICA technology which allows for the deployment in a bandwidth-efficient manner of enterprise applications with the necessary scalability, performance and reliability.

  . Integrated Management Tools. The Company's MetaFrame and WinFrame product lines incorporated sophisticated management tools, such as application publication services, help desk support features, support for desktop peripherals and other features which permit the centralized management and support of server-based computing applications.

  . Load Balancing. The Company's Load Balancing system option optimizes the use of multiple servers.

  . Secure ICA. The Company's Secure ICA system option provides 128-bit encryption for client access to MetaFrame and WinFrame installations.

For example, customers deploying large-scale enterprise resource planning applications, such as those offered by PeopleSoft, Oracle and SAP, among others, as well as internally developed client/server applications developed with languages such as VisualBasic and PowerBuilder, often require the scalability, performance and reliability provided by the Company's products.

  Remote Computing. In the remote computing market, the Company's products are used to deploy applications across the enterprise whose scale, performance, reliability and security requirements are more demanding than those associated with simple remote access. The remote computing market includes dial-in remote access for large field workforces, branch office locations and deployment of applications over an enterprise WAN. Without the use of MetaFrame/NT Terminal Server or WinFrame, remote deployment of these applications can be slow and expensive because LAN applications typically require a substantial amount of memory and fast processors on the desktop and relatively high-speed communication bandwidth.

  Web Computing. As use of the Internet and corporate intranets continues to increase, companies often need to integrate web technologies and Windows applications. The Company's MetaFrame or WinFrame server software, when used in conjunction with a web server, provides Internet and intranet access to standard and custom developed Windows applications. For example, using the Company's products, an organization could add secure interactive access to a large Lotus Notes database directly from a web page without developing any new programs or changing the existing Lotus Notes application program or database.

  Windows-based Terminals and Network Computers. Citrix has licensed its ICA technology to companies such as IBM, Wyse Technology and Boundless Technologies to enable the development of low-cost Windows-based terminals. In addition, the Company intends to continue to develop strategic relationships and work with key strategic partners to deploy Windows applications on point of sale terminals and information kiosks. The Company believes that its line of server products, when coupled with these new devices, will provide an effective alternative to character-based UNIX implementations and will capitalize on existing Windows applications, tools and development facilities.

  Hand-held PCs, PDAs and Information Appliances. Many device manufacturers, including Apple, Motorola, Sharp, Symbol Technologies and 3Com, have begun shipping low cost portable devices which offer features such as extended battery life and wireless connectivity to remote servers. However, the latest generation of Windows applications and Windows development tools require substantial RAM, processing power and communications bandwidth for adequate performance, requirements that may limit the functionality of these wireless devices. Incorporating the Company's technology into these devices will enable them to more effectively utilize the latest generation of Windows applications. To date, Citrix has licensed technology to Motorola, Sharp, Symbol Technologies, Telxon Corporation, Psion Software PLC and others for this purpose.

  UNIX, X-Terminal, DOS and Macintosh Support for Windows. The introduction of Windows 95 and 98 has caused major changes in the Windows application software market. As independent software vendors move to develop applications which capitalize on the new features of the Windows 95 and 98 operating systems, organizations are upgrading client systems in order to run these applications. However, many organizations employ a heterogeneous mix of computing platforms, including DOS systems, Windows 3.x systems, UNIX workstations, Java devices, X-Terminals and Macintosh computers, which are incapable of running such applications. Citrix's family of products can deliver Windows 32-bit applications, running on the server, to most types of network-attached client systems, including DOS, Windows 3.x, Windows for Workgroups, Windows 95 and 98, Windows NT, Windows CE, OS/2, UNIX, Java and Macintosh systems.

Strategic Relationships

  The Company has entered into a number of strategic relationships to develop its existing and future product lines, develop markets for the application of its technology and broaden deployment and acceptance of ICA as an emerging industry standard protocol for distributed Windows applications.

  Microsoft. Since inception, the Company has had a number of license agreements with Microsoft, including licenses relating to Microsoft OS/2, Windows 3.x, Windows for Workgroups and Windows NT. These agreements have provided access to certain Microsoft source and object code, technical support and other materials. In addition, the Company is permitted to license and distribute Microsoft Windows NT 3.51 server software as a part of its WinFrame line of products, pursuant to which the Company pays royalties to Microsoft. The license agreements had an initial term which expired in September 1994 and were subsequently extended until September 2001. In July 1996, the Company entered into a license, development and marketing agreement with Microsoft relating to the inclusion of ICA as an embedded component in future versions of Windows 95, Windows 98, Windows NT and the Internet Explorer for Windows. Pursuant to this agreement, the Company licenses its ICA technology to Microsoft, royalty-free, for inclusion in the above Microsoft Windows family of products.

  In May 1997, the Company entered into a five year joint license, development and marketing agreement with Microsoft, as amended, (the "Development Agreement") pursuant to which the Company licensed its multi-user Windows NT extensions to Microsoft for inclusion in future versions of Windows NT 4.x and 5.x server software. Pursuant to the Development Agreement, the Company's multi-user Windows NT extensions technology was incorporated into Microsoft's NT Terminal Server, which was released in July 1998. The Company has developed, marketed, licensed and supported ICA client software for use with the Microsoft terminal server. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview."

  Additional Strategic Relationships. During 1998, the Company entered into ICA license agreements with more than 50 companies, including Network Computer, Inc., Motorola, Compaq, Hewlett Packard, Samsung and Sharp. These new licensees joined the Company's existing ICA licensees, including, among others, IBM, Wyse and Boundless.

Research and Development

  The Company focuses its research and development efforts on developing new products and core technologies for its markets and further enhancing the functionality, reliability, performance and flexibility of existing products. The Company solicits extensive input concerning product development from users, both directly and indirectly through its channel distributors.

  The Company believes that its software development team and core technologies represent a significant competitive advantage for the Company. The software development team includes a number of key members from the engineering team that developed the original version of OS/2 at IBM. Since May 1993, this team has been involved in the development of system software products utilizing Windows NT technology.

  During 1998 and 1997 the Company recorded approximately $18.4 million and $4.0 million, respectively, charges for acquired in-process research and development that had not yet reached technological feasibility and had no alternative future use.

Sales, Marketing and Support

  Citrix markets its products through multiple indirect channels worldwide, including distributors, value-added resellers, system integrators and OEM licensees, as well as through a direct sales force. In January 1996, Citrix announced its Citrix Solutions Network ("CSN"), which provides training and certification to integrators, value-added resellers and consultants for a full-range of MetaFrame and WinFrame based application deployment solutions and services. In September 1998, Citrix officially launched the Citrix Business Alliance ("CBA"), a coalition of industry-leading companies from across the technology spectrum who work closely with Citrix to design and market complementary solutions for Citrix and CBA customers. By the end of 1998, CBA included over 350 members including Apple, BMC Software, Compaq, Computer Associates, IBM, JD Edwards, National Semiconductor, Novell, PeopleSoft, Platinum Software, Progress Software, SAP and 3Com. As of December 31, 1998, the Company had sales and marketing relationships in the United States with four national distributors, three regional distributors, 30 CSN Authorized Platinum Solutions Providers, approximately 750 CSN Authorized Gold Solutions Providers and approximately 2,500 CSN Authorized Silver Solutions Providers. Internationally, the Company had relationships with approximately 80 distributors and approximately 1,200 CSN Providers. A number of the Company's strategic partners and OEM licensees provide additional indirect sales channels for Citrix products under either a Citrix brand or private brand name.

  Citrix's sales and marketing organization actively supports its distributors and resellers. The Company's marketing department provides training, sales event support, sales collateral, advertising, direct mail and public relations coverage to its indirect channels to aid in market development and in attracting new customers. The Company's sales organization consists of field-based systems sales engineers and corporate sales professionals. These field personnel are supported by additional sales personnel based in Fort Lauderdale, Florida, London, England, Munich, Germany, Paris, France, Sydney, Australia and Tokyo, Japan. These additional sales personnel recruit prospective customers, provide technical advice with respect to Citrix products and work closely with key distributors and resellers of the Company's products. The Company plans to hire additional direct sales personnel to market its products to large corporate enterprise accounts.

  Citrix provides most of its distributors and resellers with product return rights for stock balancing or limited product evaluation. Stock balancing rights permit distributors to return products to Citrix for credit, within specified limits and subject to ordering an equal dollar amount of other Citrix products. Although the Company believes that it has adequate reserves to cover product returns, there can be no assurance that Citrix will not experience significant returns in the future or that such reserves will be adequate. The Company also provides most of its distributors and resellers with price protection rights. Price protection rights require that Citrix grant retroactive price adjustments for inventories of Citrix products held by distributors or resellers if Citrix lowers its prices for such products. In the event that the Company determines to reduce its prices, it will establish a reserve to cover exposure to distributor inventory.

  The majority of Citrix's services and support activities are related to software and network integration issues. Using Citrix's own "Shadowing" technology, support representatives are able to troubleshoot user issues remotely from Citrix call centers located in the United States, United Kingdom and Australia. Citrix also provides technical support to channel and strategic partners, who are utilized as first line support for their customers. Additionally, users can choose from a comprehensive fee-based support program ranging from one-time incident charges to an annual support agreement covering multiple sites and servers. Training for resellers is provided at the Company's Citrix Authorized Learning Centers ("CALCs"), which include a number of the world's leading IT training organizations. CALCs are staffed with Citrix Certified Instructors, who teach Citrix-developed courseware. In addition, Citrix provides technical advice through its on-line services, quarterly Solution Search CD-ROM and fax services.

  Citrix conducts its sales, marketing and support activities from its principal offices in Fort Lauderdale, Florida as well as through satellite offices in the United Kingdom, Germany, Australia, France, Japan and Italy.

Operations

  The Company controls all purchasing, inventory, scheduling, order processing and accounting functions related to its operations. All production and warehousing is performed by an independent contractor on a purchase order basis. Shipping is made primarily from the location of the independent contractor, although limited shipments are made from the Company's facilities. Master software diskettes, development of user manuals, packaging designs, initial product quality control and testing are performed at the Company's facilities. Diskette and CD-ROM duplication, printing of documentation, packaging and assembly are performed by the independent contractor to the Company's specifications. To date, the Company has not experienced any material difficulties or delays in the manufacture and assembly of its products.

  The Company has identified and evaluated alternative manufacturing vendors and believes that such alternative vendors are capable of producing the requisite quality and volumes at competitive prices. However, if difficulties and delays were to be encountered, and transition to an alternate manufacturer were not completed promptly, the Company's business, results of operations and financial condition could be materially adversely affected.

  The Company generally ships products upon receipt of an order. As a result, the Company has relatively little backlog at any given time, and does not consider backlog to be a significant indicator of future performance.

Competition

  The markets in which the Company competes are intensely competitive and offer a variety of solutions to the deployment of enterprise-wide applications. Remote computing products range from simple remote control software for a single PC to remote node hardware products to branch office routers. Competitive factors in the remote computing market include completeness of features, product quality and functionality, marketing and sales resources and customer service and support. While the Company believes that it presently competes on a favorable basis with respect to each of these factors, there can be no assurance that the Company will be able to continue to compete effectively in the face of increased competition. The Company faces competition from organizations that seek alternative approaches to remote computing from such companies as 3Com, Nortel, Cisco Systems, Microsoft, Novell and Symantec, all of whom are significantly larger than the Company and have greater financial resources.

  Additionally, the Company believes that companies, including Microsoft, have entered or will enter the market with solutions that involve a similar approach to Citrix's multi-user application server. In particular, NCD is marketing products as add-on products to NT Terminal Server. The products are based on Microsoft's Remote Desktop Protocol (RDP) and claim to have functions similar to those found in MetaFrame. See "--Strategic Relationships" and "Management's Discussion and Analysis of Financial Conditions and Results of Operations--Certain Factors Which May Affect Future Results." Additionally, the announcement of the release, and the actual release, of products competitive to the Company's existing and future product lines, such as NT Terminal Server, could cause existing and potential customers of the Company to postpone or cancel plans to license certain of the Company's existing and future product offerings, which would adversely impact its net revenues, operating results and financial condition. Further, the Company's ability to market ICA, MetaFrame software and other future product offerings will be dependent on Microsoft's licensing and pricing scheme to allow client devices implementing ICA, MetaFrame or any future product offerings to attach to NT Terminal Server.

  In addition, alternative products exist for Internet commerce that directly or indirectly compete with the Company's products. Existing or new products that extend web site software to provide database access or interactive computing can materially impact the Company's ability to sell its products in this market. Competitors in this market include Microsoft, Netscape, Sun Microsystems and other makers of web server and browser software. As markets for the Company's products continue to develop, additional companies, including companies with significant market presence in the computer hardware, software and networking industries, may enter the markets in which the Company competes and further intensify competition. These competitors and potential competitors may have significantly greater financial, technical, sales, marketing, support and other resources than the Company. There can be no assurance that the Company will be able to establish and maintain a market position in the face of increased competition. Although the Company believes that price has historically been a less significant competitive factor than product performance, reliability and functionality, the Company believes that price competition may become more significant in the future. The Company may not be able to maintain its historic prices, and an inability to do so could adversely affect the Company's business, results of operations and financial condition.

Proprietary Technology

  The Company's success is heavily dependent upon proprietary technology. While the Company has filed 95 patent applications worldwide, of which five U.S. patents and one foreign patent have been granted, and the Company takes steps to protect its technology under the copyright laws, patent protection and existing copyright laws afford only limited protection for the Company's software. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. Accordingly, the Company also relies on trade secret protection and confidentiality and proprietary information agreements to protect its proprietary technology. The loss of any material trade secret, trademark, trade name or copyright could have a material adverse effect on the Company. There can be no assurance that the Company's efforts to protect its proprietary technology rights will be successful. Despite the Company's precautions, it may be possible for unauthorized third parties to copy certain portions of the Company's products or to obtain and use information that the Company regards as proprietary. Substantially all of the Company's sales are derived from the licensing of Company products under "shrink wrap" license agreements that are not signed by licensees and, therefore, may be unenforceable under the laws of certain jurisdictions. Although the Company does not believe that its products infringe on the rights of third parties, there can be no assurance that third parties will not assert infringement claims against the Company in the future or that any such assertion will not result in costly litigation or require the Company to obtain a license to proprietary technology rights of such parties. In addition, there can be no assurance that such licenses will be available on reasonable terms or at all.

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

Employees

  As of December 31, 1998, the Company had approximately 620 employees. Twelve of the Company's employees are represented by a statutory collective bargaining agreement in France. The Company believes its relations with employees are good.

ITEM 2. PROPERTIES

  The Company's corporate offices are located in Fort Lauderdale, Florida. The corporate offices consist of leased and subleased office space in four buildings totaling approximately 141,000 square feet. In addition, the Company leases approximately 34,000 square feet of office space in other locations in the United States.

  The Company leases and subleases a total of approximately 67,000 square feet of office space in various other facilities in the United Kingdom, Germany, Australia, France, Japan and Italy.

ITEM 3. LEGAL PROCEEDINGS

  None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the fourth quarter of 1998.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                Price Range of Common Stock and Dividend Policy

  The Company's Common Stock is currently traded on The Nasdaq National Market under the symbol "CTXS." Public trading of the Common Stock commenced on December 8, 1995. Prior to that time, there was no public market for the Company's Common Stock. The following table sets forth the high and low closing prices for the Company's Common Stock as reported on The Nasdaq National Market for the periods indicated, as adjusted to the nearest 1/16 to reflect the three-for-two stock split in the form of a stock dividend paid on February 20, 1998 to holders of record of the Company's Common Stock on February 12, 1998. Such information reflects inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions. The following table does not reflect the two-for-one stock split in the form of a stock dividend declared on March 1, 1999 to be paid on or about March 25, 1999 to holders of record of the Company's Common Stock on March 17, 1999.

                                                               High       Low
                                                             --------- ---------
Year ended December 31, 1999:
  First quarter (through March 9, 1999)..................... $102 3/8  $74 15/16
Year ended December 31, 1998:
  Fourth quarter............................................ $97 1/16  $50 3/4
  Third quarter............................................. $75 1/4   $57 5/8
  Second quarter............................................ $68 5/8   $48 1/2
  First quarter............................................. $54 3/16  $37 1/2
Year ended December 31, 1997:
  Fourth quarter............................................ $55 7/16  $33 1/16
  Third quarter............................................. $37 15/16 $27 15/16
  Second quarter............................................ $29 1/4   $7 1/4
  First quarter............................................. $33 13/16 $7 1/16

  On March 9, 1999, the last reported sale price of the Common Stock on The Nasdaq National Market was $88.97 per share. As of March 9, 1999, there were approximately 449 holders of record of the Common Stock.

  The Company currently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends on its capital stock in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

  The following table does not reflect the two-for-one stock split in the form of a stock dividend declared on March 1, 1999 to be paid on or about March 25, 1999 to holders of record of the Company's Common Stock on March 17, 1999.

                                              Year Ended December 31,
                                     -----------------------------------------
                                       1998     1997    1996    1995    1994
                                     -------- -------- ------- ------- -------
                                       (in thousands, except per share data)
Consolidated Statement of Income
 Data:
Net revenues........................ $248,636 $123,933 $44,527 $14,568 $10,085
Cost of revenues....................   16,682   12,304   5,099   1,956   2,137
                                     -------- -------- ------- ------- -------
Gross margin........................  231,954  111,629  39,428  12,612   7,948
Operating expenses:
  Research and development..........   22,858    6,948   3,843   2,343   1,912
  Sales, marketing and support......   74,855   35,352  13,741   6,670   4,444
  General and administrative........   20,131   10,651   4,126   1,784   1,395
  Amortization of intangible
   assets...........................   10,190      --      --      --      --
  In-process research and
   development......................   18,416    3,950     --      --      --
                                     -------- -------- ------- ------- -------
    Total operating expenses........  146,450   56,901  21,710  10,797   7,751
                                     -------- -------- ------- ------- -------
Income from operations..............   85,504   54,728  17,718   1,815     197
Interest income, net................    9,968    9,894   4,545     173      45
                                     -------- -------- ------- ------- -------
Income before income taxes..........   95,472   64,622  22,263   1,988     242
Income taxes........................   34,370   23,264   3,562      93     --
                                     -------- -------- ------- ------- -------
Net income.......................... $ 61,102 $ 41,358 $18,701 $ 1,895 $   242
                                     ======== ======== ======= ======= =======
Diluted earnings per share.......... $   1.34 $   0.95 $  0.46 $  0.06     --
                                     ======== ======== ======= ======= =======
Diluted pro forma earnings per
 share(1)...........................      --       --      --      --  $  0.01
                                     ======== ======== ======= ======= =======
Diluted weighted average shares
 outstanding
  Historical........................   45,648   43,631  40,905  30,370     --
                                     ======== ======== ======= ======= =======
  Pro forma(1)......................      --       --      --      --   30,291
                                     ======== ======== ======= ======= =======

                                                   December 31,
                                    ------------------------------------------
                                      1998     1997     1996    1995    1994
                                    -------- -------- -------- ------- -------
                                                  (in thousands)
Consolidated Balance Sheet Data:
Working capital...................  $158,900 $222,916 $139,778 $42,688 $ 1,989
Total assets......................   431,380  282,668  149,580  46,715   3,932
Long term portion of capital lease
 obligations......................       --       --         8      88      68
Redeemable convertible preferred
 stock............................       --       --       --      --   18,608
Common stockholders' equity
 (deficit)........................   297,454  196,848  141,851  42,962 (16,473)

--------
(1) Pro forma earnings per share and the pro forma weighted average shares outstanding for the year ended December 31, 1994 are calculated using the weighted average number of common and common equivalent shares outstanding during the respective periods after giving effect to the conversion of redeemable convertible preferred stock into an aggregate of 23,039,082 shares of Common Stock on the issuance dates of the various series.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

  The Company develops, markets, sells and supports innovative client and server-based computing software that enables effective and efficient deployment of enterprise applications that are designed for Microsoft Windows operating systems.

  From its introduction in the second quarter of 1993 through the second quarter of 1995, the Company's WinView product represented the largest source of the Company's revenues. The Company began shipping its WinFrame product in final form in the third quarter of 1995 and MetaFrame in the second quarter of 1998, and these products, together with their related options, have comprised the largest source of the Company's revenue.

  On May 9, 1997, the Company and Microsoft entered into a License, Development and Marketing Agreement, as amended (the "Development Agreement"), which provides for the licensing to Microsoft of certain of the Company's multi-user software enhancements to Microsoft's Windows NT Server and for the cooperation between the parties for the development of certain future multi-user versions of Microsoft Windows NT Server, Terminal Server Edition ("NT Terminal Server"). The Development Agreement also provides for each party to develop its own enhancements to the jointly developed products which may provide access to NT Terminal Server base platform from a wide variety of computing devices. In June 1998, the Company released its MetaFrame product, a Company-developed enhancement that implements the Independent Computing Architecture (ICA) on NT Terminal Server, which provides NT Terminal Server with capabilities similar to those currently offered in the WinFrame product line. Pursuant to the terms of the Development Agreement, in May 1997, the Company received an aggregate of $75 million as a non-refundable royalty payment and for engineering and support services to be rendered by the Company. Under the terms of the Development Agreement, the Company is entitled to receive payments of an additional $100 million, in quarterly payments, a portion of which has already been received. In addition, Microsoft and the Company have agreed to engage in certain joint marketing efforts to promote use of Windows NT Server-based multi-user software and the Company's ICA protocol. Additionally, subject to the terms of the Development Agreement, Microsoft has agreed to endorse only the Company's ICA protocol as the preferred way to provide multi-user Windows access for devices other than Windows client devices until at least November 1999 and the Company shall be entitled to license its WinFrame technology based on Windows NT 3.51 until at least September 30, 2001.

  As a result of the Development Agreement, the Company will continue to support the Microsoft Windows NT platform, but the MetaFrame products and later releases will no longer incorporate Windows NT technology. The Company plans to continue developing enhancements to its MetaFrame product line and expects that this product, WinFrame products and associated options and royalties derived under the terms of the Development Agreement will constitute a majority of its revenues for the foreseeable future.

  Revenue is recognized when earned. The Company's revenue recognition policies are in compliance with the American Institute of Certified Public Accountants Statement of Position ("SOP") 97-2 (as amended by SOP 98-4), "Software Revenue Recognition" for 1998 and Statement of Position 91-1, "Software Revenue Recognition" for 1996 and 1997. Product revenues are recognized upon shipment of the software product only if no significant Company obligations remain, the fee is fixed or determinable, and collection of the resulting receivable is deemed probable. The initial fee of $75 million relating to the Development Agreement is being recognized ratably over the term of the contract, which is five years. The additional $100 million due pursuant to the Development Agreement, as amended, is being recognized ratably over the remaining term of the contract, effective April 1998. In the case of non-cancelable product licensing arrangements under which certain Original Equipment Manufacturers (OEMs) have software reproduction rights, initial recognition of revenue also requires delivery and customer acceptance of the product master or first copy. Subsequent recognition of revenues is based upon reported royalties from the OEMs as well as estimates of royalties due through the Company's reporting date. Revenue from packaged product sales to distributors and resellers is recorded when related products are shipped. In software arrangements that include rights to multiple software products, post-contract customer support, and/or other services, the Company allocates the total arrangement fee among each deliverable based on the relative fair value of each of the deliverables determined based on vendor-specific objective evidence. Product returns and sales allowances, including stock rotations, are estimated and provided for at the time of sale. Non-recurring engineering fees are recognized ratably as the work is performed. Revenues from training and consulting are recognized when the services are performed. Service and subscription revenues from customer maintenance fees for ongoing customer support and product updates and upgrades are based on the price charged or derived value of the undelivered elements and are recognized ratably over the term of the contract, which is typically twelve months. Service revenues, which are immaterial when compared to net revenues, are included in net revenues on the face of the statement of income.

 The Company has acquired and licensed technology related to its strategic objectives. On October 2, 1997, the Company completed its acquisition of certain of the assets, technology and operations of DataPac Australasia Pty Limited for approximately $5.0 million in cash. In January 1998, the Company licensed certain software technology from EPiCON, Inc., for approximately $8.0 million payable in cash. On February 5, 1998, the Company completed its acquisition of certain of the assets, technology and operations of Insignia Solutions, plc for approximately $17.5 million in cash. On June 30, 1998, the Company acquired all of the outstanding securities of APM Limited, the parent company of Digitivity Inc., for approximately $40.4 million in cash. In July 1998, the Company completed its acquisition of certain technologies of VDOnet Corporation Ltd. for approximately $8.0 million in cash.

  These acquisitions and licensing arrangement were accounted for under the purchase method of accounting and in accordance with Accounting Principles Board Opinion No. 16, "Accounting for Business Combinations." The Company allocated the cost of the acquisitions to the assets acquired and the liabilities assumed based on their estimated fair values using valuation methods believed to be appropriate at the time. The acquired intangible assets included in-process technology projects, among other assets, which were related to research and development that had not reached technological feasibility and for which there was no alternative future use. As a result of the Securities and Exchange Commission Staff's letter to the American Institute of Certified Public Accountants dated September 9, 1998 regarding its views on in-process research and development ("IPR&D") write-offs, the Company revised its calculations of the value of the acquired in-process technology based on adjusted after-tax cash flows and reduced the amount of the write-offs for purchased IPR&D to $2.7 million, $10.7 million and $2.4 million related to the Insignia, APM and VDOnet acquisitions, respectively, and $2.6 million related to the licensing agreement with EPiCON. These reductions have been reallocated to other intangible assets. After giving effect to the re-evaluation, the Company recorded amortization of intangible assets of $10.2 million and $100,000 and write-offs of IPR&D of $18.4 million and $4.0 million for the years ended December 31, 1998 and 1997, respectively, in accordance with applicable accounting pronouncements.

Results of Operations

  The following table sets forth statement of operations data of the Company expressed as a percentage of net revenues and as a percentage of change from period-to-period for the periods indicated.

                                      Year Ended
                                     December 31,          1998        1997
                                   -------------------  Compared to Compared to
                                   1998   1997   1996      1997        1996
                                   -----  -----  -----  ----------- -----------
Net revenues...................... 100.0% 100.0% 100.0%    100.6%      178.3%
Cost of revenues..................   6.7    9.9   11.5      35.6       141.3
                                   -----  -----  -----
Gross margin......................  93.3   90.1   88.5     107.8       183.1
                                   -----  -----  -----
Operating expenses:
  Research and development........   9.2    5.6    8.6     229.0        80.8
  Sales, marketing and support....  30.1   28.5   30.9     111.7       157.3
  General and administrative......   8.1    8.6    9.2      89.0       158.2
  Amortization of intangible
   assets.........................   4.1    --     --        *           *
  In-process research and
   development....................   7.4    3.2    --        *           *
                                   -----  -----  -----
    Total operating expenses......  58.9   45.9   48.7     157.4       162.1
                                   -----  -----  -----
Income from operations............  34.4   44.2   39.8      56.2       208.9
Interest income, net..............   4.0    8.0   10.2       0.7       117.7
                                   -----  -----  -----
Income before income taxes........  38.4   52.2   50.0      47.7       190.3
Income taxes......................  13.8   18.8    8.0      47.7       553.2
                                   -----  -----  -----
Net income........................  24.6%  33.4%  42.0%     47.7%      121.2%
                                   =====  =====  =====     =====       =====

--------
* not meaningful.

  Net Revenues. The Company's net revenues during 1998, 1997 and 1996 were derived primarily from product license revenues. The increase in net revenues in 1998 is primarily attributable to an increase in unit sales of the Company's new MetaFrame product, which was first shipped in June 1998, and increases in unit sales of system options products. System options products include additional user licenses as well as other options, which are applicable to both the WinFrame and MetaFrame product lines. To a lesser extent, the increase in net revenues in 1998 was attributable to an increase in unit sales of WinFrame and an increase in revenue related to the Development Agreement with Microsoft.

  The increase in net revenues in 1997 primarily reflects revenues generated from the Company's WinFrame products, and to a lesser extent, increased volume in licensing of OEM products, as well as the initial recognition of revenue related to the Development Agreement with Microsoft. These increases in net revenues during 1997 were partially offset by a decline in the Company's WinView product revenues and, to a lesser extent, an increase in the Company's provision for stock rotation of the previous version of WinFrame and product returns.

  An analysis of Company net revenue is detailed in the table below. Net revenue is segregated into five main categories: WinFrame-based products, MetaFrame-based products, system options products, OEM revenue, Microsoft royalties and other revenue. The OEM revenue consists of license fees and royalties from third party manufacturers who are granted a license to incorporate and/or market the Company's multi-user technologies in their own product offerings. The Company's WinFrame, MetaFrame and OEM revenues represent product license fees based upon the Company's multi-user NT-based technology. Microsoft royalties represent fees recognized in connection with the Development Agreement.

                                               Year Ended
                                              December 31,     Revenue  Revenue
                                             ----------------   Growth   Growth
                                                               1997 to  1996 to
                                             1998  1997  1996    1998     1997
                                             ----  ----  ----  -------- --------
WinFrame-based products.....................  28%   49%   63%     14%     110%
MetaFrame-based products....................  21   --    --        *        *
System options products.....................  24    19   --      160        *
OEM revenue.................................   9    19    26      (6)     101
Microsoft royalties.........................  13     8   --      230        *
Other revenue...............................   5     5    11      84       26
                                             ---   ---   ---     ---      ---
Net revenues................................ 100%  100%  100%    101%     169%
                                             ===   ===   ===     ===      ===

--------
* not meaningful.

  International. International revenues (sales outside of the United States) accounted for approximately 31.6%, 20.6% and 15.8% of net revenues for the years ended December 31, 1998, 1997 and 1996, respectively, and are expected to account for a larger percentage of revenue in 1999. See Note 13 to the Company's Consolidated Financial Statements appearing in Item 8 of this Annual Report.

  The Company will continue investing in international markets and expanding its international operations by establishing additional foreign operations, hiring personnel, expanding its international sales force and adding third party channel partners. International revenues may fluctuate in future periods as a result of difficulties in staffing, dependence on an independent distribution channel, competition, variability of foreign economic and political conditions and changing restrictions imposed by regulatory requirements, localized product release timing and marketing such products in foreign countries.

  Cost of Revenues. Cost of revenues consisted primarily of the cost of royalties, product media and duplication, manuals, packaging materials and shipping expense. Cost of OEM revenues included in cost of revenues primarily consisted of cost of royalties, except where the OEM elected to purchase shrink-wrapped products, in which case such costs were as described in the previous sentence. All development costs incurred in connection with the Development Agreement are expensed as incurred as a separate component of cost of revenues. All development costs included in the research and development of software products and enhancements to existing products have been expensed as incurred except for certain intangible assets related to the acquisitions and licensing arrangement described herein.

  Gross Margin. The increase in gross margin as a percent of gross revenues from 1997 to 1998 was primarily attributable to the introduction of the MetaFrame product line which has a relatively high gross margin contribution, as it bears no royalty, compared to the WinFrame product line. In the third quarter of 1997, the Company began shipping WinFrame version 1.7, which had a higher gross margin than the previous WinFrame version, due to lower royalty fees and fewer components. The overall increase in 1998 gross margin was partially offset by gross margin contribution related to the Development Agreement revenue, which has a lower gross margin as a percentage of net revenue.

  The increase in gross margin as a percent of gross revenues from 1996 to 1997 was primarily attributable to changes in product mix, representing changes in the mix of OEM revenues versus product sold to distributors and resellers, and different products within the WinFrame product line, which were partially offset by the gross margin related to the Development Agreement revenues.

  Research and Development Expenses. Research and development expenses consisted primarily of personnel-related costs. To date, all internal software development costs have been expensed as incurred. Increases in research and development expenses in 1998 and 1997 resulted primarily from additional staffing, associated salaries and related expenses required to expand and enhance the Company's product lines. Additionally, in 1998, research and development expenses increased as a result of third-party expenses associated with the translation and localization of the MetaFrame and WinFrame products, as well as increased expenses associated with the Company's software products and technology. In 1998 and 1997, these costs were partially offset by the allocation of certain research and development expenses to cost of revenues for the portion of these expenses associated with the Development Agreement revenues.

  Sales, Marketing and Support Expenses. Increases in sales, marketing and support expenses in 1998 resulted, in part, from increases in sales, marketing and support staff and associated salaries, commissions and related expenses. Increases in sales, marketing and support expenses in 1998 and 1997 resulted primarily from increases in promotional and advertising activities, which include co-op advertising programs and other promotional activities such as those directed at resellers, training programs, trade shows and other direct mail and advertising activities. Additionally, sales and marketing staff and associated salaries, commissions and related expenses, also increased. Such increases in sales, marketing and support expenses resulted from efforts to expand product-specific marketing programs, such as the MetaFrame launch in 1998, and increased efforts to expand the Company's product distribution channels in 1997.

  General and Administrative Expenses. Increases in general and administrative expenses in 1998 and 1997 resulted primarily from increased staff, associated salaries and related expenses necessary to support overall increases in the scope of the Company's operations, and in 1997, increased legal fees due to contract negotiations and litigation defense as well as an increase in the provision for doubtful accounts due to an increased level of accounts receivable attributable to each period's respective increase in sales.

  Amortization of Intangible Assets. The increase in amortization of goodwill and identifiable intangible assets in 1998 is due to the Insignia, APM and VDOnet acquisitions and EPiCON licensing arrangement. As of December 31, 1998, the Company had net goodwill of $4.6 million associated with these transactions remaining to be amortized over four years following the acquisitions. In addition, the Company had other net identifiable intangible assets of $41.6 million associated with the 1998 acquisitions and licensing arrangement remaining to be amortized over three to four years, as applicable. See "--In-Process Research and Development."

  In-Process Research and Development. During 1998, the Company completed the acquisition and licensing of certain in-process software technologies in which it allocated a portion of the purchase price to IPR&D. The Company allocated $2.7 million, $10.7 million and $2.4 million for IPR&D related to the Insignia, APM and VDOnet acquisitions, respectively, and $2.6 million for IPR&D related to the licensing agreement with EPiCON, after giving effect to the re-evaluation, as further discussed in Note 2 to the Consolidated Financial Statements and "--Overview."

  Since the respective dates of acquisition and licensing, the Company has used the acquired in-process technology to develop new product offerings and enhancements, which have or will become part of the Company's suite of products when completed. Functionality included in products using the acquired in-process technology have been introduced at various times following the respective transaction dates of the acquired assets and licensing, and the Company currently expects to complete the development of the remaining projects at various dates between 1999 and 2000. Upon completion, the Company has offered and intends to offer the related products to its customers.

  The nature of the efforts required to develop and integrate the acquired in-process technology into commercially viable products or features and functionalities within the Citrix suite of existing products principally relate to the completion of all planning, designing and testing activities that are necessary to establish that the products can be produced to meet design requirements, including functions, features and technical performance requirements. The Company currently expects that products utilizing the acquired in-process technology will be successfully developed, but there can be no assurance that commercial viability of any of these products will be achieved. Furthermore, future developments in the software industry, particularly the server-based computing environment, changes in technology, changes in other products and offerings or other developments may cause the Company to alter or abandon product plans.

  Failure to complete the development of these projects in their entirety, or in a timely manner, could have a material, adverse impact on the Company's financial condition and results of operations. No assurance can be given that actual revenues and operating profit attributable to acquired in-process research and development will not deviate from the projections used to value such technology in connection with each of the respective acquisitions. Ongoing operations and financial results for acquired assets and licensed technology, and the Company as a whole, are subject to a variety of factors which may not have been known or estimable at the date of such transaction, and the estimates discussed below should not be considered the Company's current projections for operating results for the acquired assets or licensed technology or the Company as a whole.

  The fair value of the in-process technology in each acquisition was based on analyses of the markets, projected cash flows and risks associated with achieving such projected cash flows. In developing these cash flow projections, revenues were estimated based on relevant factors, including aggregate revenue growth rates for the business as a whole, individual service offering revenues, characteristics of the potential market for the service offerings and the anticipated life of the underlying technology. Operating expenses and resulting profit margins were estimated based on the characteristics and cash flow generating potential of the acquired in-process research and development, and included assumptions that certain expenses would decline over time as operating efficiencies were obtained. The Company assumed material net cash inflows would commence in 1999 for the EPiCON licensing agreement and Insignia acquisition and in 2000 for the APM and VDOnet acquisitions. Appropriate adjustments were made to operating income to derive net cash flow, and the estimated net cash flows of the in-process technologies in each acquisition were then discounted to present value using rates of return that the Company believes reflect the specific risk/return characteristics of these research and development projects. The selection of discount rates for application in each acquisition were based on the consideration of: (i) the weighted average cost of capital, which measures a company's cost of debt and equity financing weighted by the percentage of debt and percentage of equity in its target capital structure; (ii) the corresponding weighted average return on assets which measures the after-tax return required on the assets employed in the business weighted by each asset group's percentage of the total asset portfolio; and (iii) venture capital required rates of return which typically relate to equity financing for relatively high-risk business projects. The risk adjusted discount rates were 35%, 40%, 50% and 50% for the EPiCON licensing agreement, Insignia, APM and VDOnet acquisitions, respectively.

  Revenues attributable to the acquired in-process technology were assumed to increase depending on the product between the first two to five years of six to seven year projection periods at annual rates ranging from 20% to 264% before decreasing over the remaining years at rates ranging from 7% to 68% as other products are released in the marketplace. Projected annual revenue attributable to the products ranged from approximately $0.6 million to $74.6 million over the term of the projections. These projections were based on aggregate revenue growth rates for the business as a whole, individual product revenues, giving consideration to transaction volumes and prices, anticipated growth rates for the client-server market, anticipated product development and product introduction cycles, and the estimated life of the underlying technology. Projected revenues from the in-process research and development were assumed to peak during periods between 1999 and 2002, depending on the product, and decline from 2000 to 2004 as other new products are expected to enter the market.

  Gross profit was assumed to increase in the first two to five years of the projection period, depending on the product, at annual rates ranging from 20% to 266%, decreasing over the remaining years at rates ranging from 7% to 68% annually, resulting in annual gross profits ranging from approximately $600,000 to $69.2 million. The gross profit projections assumed a growth rate approximately the same as the revenue growth rate.

  Operating profit was assumed to increase depending on the product, in the first two to four years of the projection period at annual rates ranging between 19% and 255%, and decrease over the remaining years at rates between 3% and 75% annually, resulting in annual operating profits of approximately $0.3 million to $31.2 million. Operating profit projections assumed a growth rate approximately the same as the revenue growth rate.

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

EPiCON

  The in-process research and development acquired in the license of EPiCON technology consisted of one significant research and development project, Application Installation Services. This project enables an application to be installed once on a server and then replicated to all other servers in a server farm configuration, and is targeted for the server-based computing market. At the date of licensing, EPiCON was shipping its Windows NT 3.51 version of its ALTiS application deployment product and was testing its Windows NT 4.0 version. Neither the Windows NT 3.51 version nor the Windows NT
4.0 version of the ALTiS product was operating in a Citrix MetaFrame or WinFrame environment at the date of licensing. After licensing the EPiCON technology, the Company continued the development of this in-process project, which the Company estimated was less than 60% complete at the date of licensing. The aggregate value assigned to the in-process research and development was $2.6 million, after giving effect of the re-evaluation described in "--Overview." At the time of the valuation, the expected cost to complete the project was approximately $300,000. As of December 31, 1998, approximately $700,000 had been incurred since the date of licensing. The Company estimates that approximately $400,000 will be required to complete the remaining research and development project and it is expected to be completed during the first half of 1999. The remaining efforts to complete the project are primarily the migration of the core processing from the client environment to the server environment and the integration of such technology into the Company's MetaFrame and WinFrame products. The research and development risks associated with this project primarily reside with the migration of the Application Installation Services technology to the Company's MetaFrame and WinFrame platforms, which are based on server-based computing technology.

Insignia

  The in-process research and development acquired in the Insignia acquisition consisted primarily of one significant research and development project, Keoke, a video display protocol designed to add performance and bandwidth management enhancements to ICA in WinFrame and MetaFrame software. The Company estimated this project was less than 40% complete at the date of acquisition. The aggregate value assigned to in-process research and development was $2.7 million. At the date of the valuation, the expected cost to complete the Keoke and other projects related to the acquisition was approximately $1.9 million. As of December 31, 1998, approximately $700,000 had been incurred since the date of acquisition. The Company estimates that approximately $600,000 will be required to complete the remaining research and development project and it is expected to be completed by the end of 1999. The remaining efforts to complete the project are primarily the utilization of performance enhancements and algorithmic methodologies of the Keoke protocol to create similar improvements in the Company's ICA protocol. The research and development risks associated with this project primarily relate to the integration of key performance features of Keoke into the Company's ICA protocol.

APM

  The in-process research and development acquired in the APM acquisition consisted primarily of one significant research and development project. The project is a Windows NT-based application server for Java, which is similar to WinFrame software, but actually runs Java applications. At the date of the acquisition, APM was shipping a secure server-based enterprise solution that helped companies deploy and manage intranet and Internet-based Java applications. The Company estimated this project was less than 45% complete at the date of acquisition. The aggregate value assigned to the in-process research and development was $10.7 million. At the time of the valuation, the expected cost to complete the project was approximately $8.0 million. As of December 31, 1998, approximately $2.0 million had been incurred since the date of acquisition. The Company estimates that approximately $3.6 million will be required to complete the remaining research and development project and it is expected to be completed in 2000. The remaining effort to complete the project is primarily the utilization of acquired technology to develop an application server for Java that would operate in a MetaFrame and WinFrame server environment. The research and development risks associated with this project relate primarily to updating the acquired technology to be compatible with Sun Microsystems' Java 2.0 application, integrating and porting such technology into a variety of server-based computing architectures.

VDOnet

  The in-process research and development acquired in the VDOnet acquisition consisted primarily of one significant research and development project, ICA Video Services. This project allows video applications and applications containing video to be viewed on an ICA client, and is targeted for the server-based computing market. At the date of acquisition, VDOnet was shipping a client/server video streaming product. The product operated in a client/server environment but was not operational in a Citrix MetaFrame or WinFrame environment. After acquiring VDOnet, the Company continued the development of this in-process project, which the Company estimates was less than 65% complete at the date of acquisition. The aggregate value assigned to the in-process research and development was $2.4 million. At the time of the valuation, the expected cost to complete the project was approximately $200,000. As of December 31, 1998, approximately $1.1 million had been incurred since the date of acquisition. The Company estimates that approximately $1.8 million will be required to complete the remaining research and development project and it is expected to be completed in 2000. The remaining effort to complete the project is primarily the utilization of acquired technology to develop a video server that will provide video applications to an ICA client. The research and development risks associated with this project relate primarily to integrating this product into the server-based computing environment.

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

  Income Taxes. The Company's effective tax rate amounted to 36% in 1998 and 1997 and 16% in 1996. The increase in the 1997 effective annual tax rate is primarily due to the Company's increased profitability and lack of net operating loss carryforwards to offset taxable income in the current year. Such net operating loss carryforwards were included in the computation of the effective tax rate utilized in 1996.

Liquidity and Capital Resources

  During 1998, cash provided by operating activities was $119.3 million. The cash inflow from operating activities was primarily attributable to the receipt of $55 million under the terms of the Development Agreement, recognition of tax benefits from the exercise of non-statutory stock options and disqualifying dispositions of incentive stock options of approximately $24.2 million and an increase in deferred revenue of approximately

$30.3 million. These cash inflows were partially offset by increases in accounts receivable and deferred tax assets of $19.7 million and $14.5 million, respectively. Cash used in investing activities of $148.2 million for 1998 related primarily to the purchase of investments of $284.8 million and partially offset by cash inflows from the sale of investments totaling $219.9 million. Cash was also used for acquisitions and a licensing agreement totaling $70.5 million and the expenditure of approximately $12.4 million for the purchase of leasehold improvements and equipment to support the Company's growth and expansion into new facilities. Cash provided by financing activities of $15.3 million related primarily to the proceeds from the issuance of common stock under the Company's stock option and employee stock purchase plans.

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

  In 1996, the Company generated positive operating cash flows primarily from increased profitability. In June 1996, the Company completed a public offering which generated net proceeds of approximately $73.3 million. During 1996, the Company recognized tax benefits from the exercise of non-statutory stock options and disqualifying dispositions of incentive stock options of approximately $6.3 million. Additionally, deferred tax assets increased during 1996 by approximately $3.2 million.

  At December 31, 1998, the Company had $281.6 million in cash and investments and $158.9 million of working capital. The Company's cash and cash equivalents are invested in investment grade, highly liquid securities to minimize interest rate risk and allow for flexibility in the event of immediate cash needs. At December 31, 1998, the Company had $32.8 million in accounts receivable, net of allowances, and $98.7 million of deferred revenues, of which the Company anticipates $49.9 million will be earned over the next 12 months.

  The Company believes existing cash and investments together with cash flow expected to be generated from operations, if any, will be sufficient to meet operating and capital expenditures requirements through 1999. The Company may also from time to time seek to raise additional funds through public or private financings.

Year 2000 Readiness Disclosure

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

  The Company believes that it has four general areas of potential exposure with respect to the year 2000 problem: (i) its own software products; (ii) its internal information systems; (iii) computer hardware and other equipment related systems; and (iv) the effects of third party compliance efforts.

  The Company's existing principal software product lines consist of WinFrame and MetaFrame software. The Company's WinFrame product line is an authorized extension to Microsoft Windows NT 3.51. The Company's MetaFrame product line adds additional functionality to NT Terminal Server. Customers can obtain current information about the year 2000 compliance of the Company's products from the Company's web site. Information on the Company's web site is provided to customers for the sole purpose of assisting in planning for the transition to the year 2000. Such information is the most currently available concerning the behavior of the Company's products in the next century and is provided "as is," without warranty of any kind.

  While the Company believes that the current versions of its WinFrame and MetaFrame products are capable of storing four-digit year data, allowing applications to differentiate between dates from the 1900s and the year 2000 and beyond, the potential incompatibility with two-digit application programs may limit the Company's sales of product in those situations. Further, notwithstanding the operating system's ability to store four-digit year data, it is typically the application's function to collect and properly store date data. There can be no assurance that the Company's products will not be integrated by the Company or its customers with, or otherwise interact with, non-year 2000 compliant software or other products which may malfunction and expose the Company to claims from its customers or other third parties. The foregoing could result in the loss of or delay in market acceptance of the Company's products and services, increased service costs to the Company or payment by the Company of compensatory or other damages. Although the Company believes that many Windows applications do store four-digit year dates today, it is possible that some applications are now or have historically only collected two-digit year data, and in such cases WinFrame cannot create four-digit year data for applications which have collected only two digits in year fields. Further, there can be no assurance that the Company's software products that are designed to be year 2000 compliant contain all necessary technology to make them year 2000 compliant. If any of the Company's licensees experience year 2000 problems, such licensees could assert claims for damages against the Company.

  With respect to internal information systems, the Company has commenced, but has not yet completed, a testing and compliance program to identify any year 2000 problems. An audit has been conducted to identify all business critical applications and responses sought from vendors as to whether the application is compliant or not and what plans they have in place to ensure compliance before December 31, 1999.

  The third type of potential year 2000 exposure relates to the Company's computer hardware and other equipment related systems including such equipment as the Company's workstations, phone systems, security systems and elevator systems. The Company is in the final stages of identifying and evaluating such systems' year 2000 exposure. At this point, the Company has not discovered any significant potential year 2000 exposure regarding its computer hardware and other equipment related systems. The Company expects to complete this portion of its compliance plan by the end of the second quarter of 1999. The Company does not expect costs incurred to have a material adverse effect on its financial condition.

  The fourth aspect of the Company's year 2000 analysis involves evaluating the year 2000 efforts of third parties, including critical suppliers and other partners with whom the Company has strategic relationships. The Company is in the process of contacting such critical suppliers and other parties through written and/or telephone inquiries. The Company is conducting such inquiries with existing personnel and does not expect the costs of such inquiries to be material. If the Company determines, after conducting the aforementioned survey, that the year 2000 exposure of any critical suppliers or other strategic relationships could result in material disruptions to their respective businesses, the Company may develop appropriate contingency plans. Further, if certain critical third party providers, such as those supplying outsourced manufacturing, electricity, water, or telecommunications services, experience difficulties resulting in a material interruption of services to the Company, such interruption would likely result in a material adverse effect on the Company's business, results of operations and financial condition.

  To date, the Company has not incurred any material expenditure in connection with identifying or evaluating year 2000 compliance issues. The Company estimates it will not incur any material levels of expenditure on this issue during 1999 to support its compliance initiatives. Most of these expenses have been, and in the future are expected to be, related to the opportunity costs of employees evaluating the Company's financial and accounting software, the current versions of the Company's products, and year 2000 compliance matters generally. The Company believes that it is unlikely to experience a material adverse impact on its financial condition or results of operations due to year 2000 compliance issues. However, since the assessment process is ongoing, year 2000 complications are not fully known, and potential liability issues are not clear, the full potential impact of the year 2000 on the Company is not known at this time.

  As the Company has recently replaced its fundamental financial and accounting software, no significant problems are anticipated which would result in either the delay or the inability to process accounting and financial data. If the audit of the other software applications used by Company leads to the discovery of further year 2000 compliance issues, the Company intends to evaluate the need for one or more contingency plans relating to such issues.

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

European Monetary Union

  On January 1, 1999 eleven of the existing members of the European Union ("EU") joined the European Monetary Union. This will lead, among many other things, to fundamental changes in the way participating EU states implement their monetary policies and manage local currency exchange rates. Ultimately, there will be a single currency within certain countries of the EU, known as the Euro and one organization, the European Central Bank, responsible for setting European monetary policy. While some believe that the change will bring a higher level of competition within Europe and a greater sense of economic stability within that region, there is no certainty that the Company's activity in this region will necessarily realize any benefits as a result of such changes. The Company has reviewed the impact the Euro will have on its business and whether this will give rise to a need for significant changes in its commercial operations or treasury management functions. While it is uncertain whether there will be any immediate direct benefits from the planned conversion, the Company believes it is properly prepared to accommodate any changes deemed necessary after January 1, 1999 without any significant changes to its current commercial operations, treasury management and management information systems.

Certain Factors Which May Affect Future Results

  The Company does not provide financial performance forecasts. Citrix's operating results and financial condition have varied in the past and may in the future vary significantly depending on a number of factors. Except for the historical information in this report, the matters contained in this report include forward-looking statements that involve risks and uncertainties. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report and presented elsewhere by management from time to time. Such factors, among others, may have a material adverse effect upon the Company's business, results of operations and financial condition.

 Reliance Upon Strategic Relationship with Microsoft

  Microsoft is the leading provider of desktop operating systems. Citrix depends upon the license of key technology from Microsoft, including certain source and object code licenses and technical support. Citrix also depends upon its strategic alliance agreement with Microsoft pursuant to which the Company and Microsoft have agreed to cooperate to develop advanced operating systems and promote Windows application program interfaces. The Company's relationship with Microsoft is subject to the following risks and uncertainties:

  . Competition with Microsoft. NT Terminal Server is, and future product offerings by Microsoft may be, competitive with Citrix's current WinFrame and MetaFrame products, and any future product offerings by Citrix.

  . Termination of Microsoft's Endorsement of the ICA Protocol. Microsoft has agreed to endorse only the Company's ICA protocol as the preferred method to provide multi-user Windows access for devices other than Windows clients until at least November 1999. Subsequent to November 1999, or before November 1999 if certain events occur as provided in the Development Agreement, it is possible that Microsoft will market or endorse other methods to provide non-Windows client devices multi-user Windows access.

  . Dependence on Microsoft for Commercialization. Citrix's ability to successfully commercialize its MetaFrame product depends on Microsoft's ability to market NT Terminal Server products. Citrix does not have control over Microsoft's distributors and resellers and, to the Company's knowledge, Microsoft's distributors and resellers are not obligated to purchase products from Microsoft.

  . Product Release Delays. There may be delays in the release and shipment of future versions of NT Terminal Server.

 Dependence Upon Broad-Based Acceptance of ICA Protocol

  Citrix believes that its success in the markets in which it competes will depend upon its ability to make ICA protocol a widely accepted standard for supporting Windows applications. If another standard emerges or if the Company otherwise fails to achieve wide acceptance of the ICA protocol as a standard for supporting Windows applications, the Company's business, operating results and financial condition could be materially adversely affected. Microsoft includes as a component of NT Terminal Server its Remote Desktop Protocol
(RDP) which has certain of the capabilities of the Company's ICA protocol, and may offer customers a competitive solution. The Company believes that its success is dependent on its ability to enhance and differentiate its ICA protocol, and foster broad acceptance of the ICA protocol based on its performance, scalability, reliability and enhanced features. In addition, the Company's ability to win broad market acceptance of its ICA protocol will depend upon the degree of success achieved by its strategic partners in marketing their respective platforms, product pricing and customers' assessment of its technical, managerial service and support expertise. If another standard emerges or if the Company fails to achieve wide acceptance of the ICA protocol as a standard for supporting Windows applications, the Company's business, operating results and financial condition could be materially adversely affected.

 Dependence Upon Strategic Relationships

  In addition to its relationship with Microsoft, the Company has strategic relationships with IBM, Compaq, Wyse and others. The Company depends upon its strategic partners to successfully incorporate the Company's technology into their products and to market and sell such products. If the Company is unable to maintain its current strategic relationships or develop additional strategic relationships, or if any of its key strategic partners are unsuccessful at incorporating its technology into their products or marketing or selling such products, the Company's business, operating results and financial condition could be materially adversely affected.

 Competition

  The markets in which Citrix competes are intensely competitive. Most of its competitors and potential competitors, including Microsoft, have significantly greater financial, technical, sales and marketing and other resources than the Company. The announcement of the release and the actual release of products competitive with the Company's existing and future product lines, such as NT Terminal Server and related enhancements, could cause existing and potential customers of the Company to postpone or cancel plans to license the Company's product lines. This would adversely impact the Company's business, operating results and financial condition. Further, the Company's ability to market ICA, MetaFrame and other future product offerings may be affected by Microsoft's licensing and pricing scheme for client devices implementing the Company's product offerings which attach to NT Terminal Server.

  In addition, alternative products exist for Internet commerce that directly or indirectly compete with the Company's products. Existing or new products that extend web site software to provide database access or interactive computing can materially impact the Company's ability to sell its products in this market. As markets for the Company's products continue to develop, additional companies, including companies with significant market presence in the computer hardware, software and networking industries, may enter the markets in which the Company competes and further intensify competition. Finally, although the Company believes that price has historically been a less significant competitive factor than product performance, reliability and functionality, the Company believes that price competition may become more significant in the future. The Company may not be able to maintain its historic prices, and any inability to do so could adversely affect its business, results of operations and financial condition.

  As a result of these and other factors, the Company may not be able to compete effectively with current or future competitors, which would have a material adverse effect on its business, operating results and financial condition.

 Dependence on Proprietary Technology

  Citrix relies primarily on a combination of copyright, trademark and trade secret laws, as well as confidentiality procedures and contractual provisions, to protect its proprietary rights. The Company's efforts to protect its proprietary technology rights may not be successful. The loss of any material trade secret, trademark, tradename, or copyright could have a material adverse affect on the Company. Despite the Company's precautions, it may be possible for unauthorized third parties to copy certain portions of the Company's products or to obtain and use information regarded as proprietary. Substantially all of the Company's sales are derived from the licensing of its products under "shrink wrap" license agreements that are not signed by licensees and, therefore, may be unenforceable under the laws of certain jurisdictions. In addition, the Company's ability to protect its proprietary rights may be affected by the following:

  . Differences in International Law. The laws of some foreign countries do not protect the Company's intellectual property to the same extent as do the laws of the United States and Canada.

  . Third Party Infringement Claims. Third parties may assert infringement claims against the Company in the future. This may result in costly litigation or require the Company to obtain a license to intellectual property rights of such third parties. Such licenses may not be available on reasonable terms or at all.

  As a result of these and other factors, the Company may not be able to compete effectively with current or future competitors, which would have a material adverse effect on the Company's business, operating results and financial condition.

 Product Concentration

  The Company anticipates that its MetaFrame and WinFrame product lines and related enhancements will constitute the majority of its revenue for the foreseeable future. The MetaFrame product, when combined with NT Terminal Server, provides capabilities similar to those currently offered in the WinFrame technology line. Therefore, the Company's ability to generate revenue from its MetaFrame product will depend upon market acceptance of NT Terminal Server products. The Company expects that revenue from MetaFrame-based products will constitute an increasing percentage of total revenue in the near future and that revenue from WinFrame-based products will decrease over time as a percentage of total revenue. Declines in demand for products based on WinFrame technology may occur as a result of new competitive product releases, price competition, lack of success of its strategic partners, technological change or other factors. In addition, the introduction of products based on the MetaFrame technology may create competition with its WinFrame product line and may delay or replace orders of either product line.

 Year 2000

  Until recently, many computer programs were written using two digits rather than four digits to define the applicable year in the twentieth century. Such software may recognize a date using "00" as the year 1900 rather than the year 2000. The consequences of this issue may include systems failures and business process interruption to the extent companies fail to upgrade, replace or otherwise address year 2000 problems. The year 2000 problem may also result in additional business and competitive differentiation. Aside from the well-known calculation problems with the use of 2-digit date formats as the year changes from 1999 to 2000, the year 2000 is a special case leap year and in many organizations using older technology, dates were used for special programmatic functions. As a result, significant uncertainty exists in the software industry concerning the potential impact of the year 2000 problem. The Company believes it has four general areas of potential exposure with respect to the year 2000 problem:

  . its own software products;

  . its internal information systems;

  . computer hardware and other equipment related systems; and

  . the effects of compliance efforts by third parties, including our partners, suppliers and vendors.

  While the Company believes that the current versions of its WinFrame and MetaFrame products are currently capable of storing four-digit year data, allowing applications to differentiate between dates from the 1900s and the year 2000 and beyond, the potential incompatibility with two-digit application programs may limit the Company's sales of product in those situations. There can be no assurance that the Company's products will not be integrated by the Company or its customers with, or otherwise interact with, non-year 2000 compliant software or other products which may malfunction and expose the Company to claims from its customers or other third parties.

  The Company has not yet completed its assessment of Year 2000 compliance issues with respect to all of these areas. Since the year 2000 complications are not fully known, potential year 2000 problems could materially adversely affect the Company's business, results of operations and financial condition.

 Dependence on Key Personnel

  The Company's success will depend, in large part, upon the services of a number of key employees. The Company does not have long-term employment agreements with any of its key personnel. Any officer or employee can terminate his relationship at any time.

  The effective management of the Company's anticipated growth will depend, in a large part, upon the Company's ability to (i) retain its highly skilled technical, managerial and marketing personnel; and (ii) to attract and maintain replacements for and additions to such personnel in the future. Competition for such personnel is intense and may affect the Company's ability to successfully attract, assimilate or retain sufficiently qualified personnel.

 New Products and Technological Change

  The markets for the Company's products are relatively new and are characterized by:

  . rapid technological change;

  . evolving industry standards;

  . changes in end-user requirements; and

  . frequent new product introductions and enhancements, including enhancements to certain key technology licensed from Microsoft.

  These market characteristics will require the Company to continually enhance its current products and develop and introduce new products to keep pace with technological developments and respond to evolving end-user requirements. Additionally, the Company and others may announce new product enhancements or technologies that could replace or shorten the life cycle of the Company's existing product offerings.

  The Company believes it will incur additional costs and royalties associated with the development, licensing or acquisition of new technologies or enhancements to existing products. This will increase the Company's cost of revenues and operating expenses. The Company cannot currently quantify such increase with respect to transactions that have not occurred. The Company may use a substantial portion of its cash and investments to fund these additional costs, resulting in a decrease in interest income, unless such decrease is offset by cash flows from future operations.

  The Company may need to hire additional personnel to develop new products, product enhancements and technologies and to fulfill the Company's responsibilities under the terms of the Development Agreement. If the Company is unable to add additional staff and resources, future enhancement and additional features to its existing or future products may be delayed, which may have a material adverse effect on the Company's business, results of operations and financial condition.

 Potential for Undetected Errors

  Despite significant testing by the Company and by current and potential customers, new products may contain errors after commencement of commercial shipments. Additionally, the Company's products depend upon certain third party products which may contain defects and could reduce the performance of the Company's products or render them useless. Since the Company's products are often used in mission-critical applications, errors in the Company's products or the products of third parties upon which the Company's products rely could give rise to warranty or other claims by the Company's customers.

 Reliance Upon Indirect Distribution Channels and Major Distributors

  The Company relies significantly on independent distributors and resellers for the marketing and distribution of its products. The Company does not control its distributors and resellers. Additionally, the Company's distributors and resellers are not obligated to purchase products from the Company and may also represent other lines of products.

 Need to Expand Channels of Distribution

  The Company intends to leverage its relationships with hardware and software vendors and systems integrators to encourage them to recommend or distribute the Company's products. In addition, an integral part of the Company's strategy is to expand its direct sales force and add third-party distributors both domestically and internationally. The Company is currently investing, and intends to continue to invest, significant resources to develop these channels, which could reduce the Company's profits.

 Maintainence of Growth Rate

  The Company's revenue growth rate in 1999 may not approach the levels attained in 1998, 1997 and 1996. The Company's growth during those three years is largely attributable to the introduction of MetaFrame in mid-1998 and WinFrame in late 1995. To the extent revenue growth continues, the Company believes that its cost of revenues and certain operating expenses will also increase. Due to the fixed nature of a significant portion of such expenses, together with the possibility of slower revenue growth, its income from operations and cash flows from operating and investing activities may decrease as a percentage of revenues in 1999.

 New Accounting Pronouncements

  In March 1998, the Accounting Standards Board issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The Company plans to adopt SOP 98-1 in 1999, which will require the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal use. The Company currently expenses such costs as incurred. Management has not yet determined what the effect of SOP 98-1 will be on the Company's consolidated financial position, results of operations or cash flows.

 In-Process Research and Development Valuation

  The Company recently re-evaluated the amounts previously charged to in-process research and development in connection with certain acquisitions and licensing arrangements. The amount and rate of amortization of such amounts are subject to a number of risks and uncertainties, including, without limitation, the effects of any changes in accounting standards or guidance adopted by the staff of the Commission or the accounting profession. Any changes in accounting standards or guidance adopted by the staff of the Commission, may materially adversely affect future results of operations through increased amortization expense.

 Revenue Recognition Process

  The Company continually re-evaluates its programs, including specific license terms and conditions, to market its current and future products and services. The Company may implement new programs, including offering specified and unspecified enhancements to its current and future product lines. The Company may recognize revenues associated with such enhancements after the initial shipment or licensing of the software product or over the product's life cycle. The timing of the implementation of such programs, the timing of the release of such enhancements and other factors will impact the timing of the Company's recognition of revenues and related expenses associated with its products, related enhancements and services. As a result of these factors, the Company currently cannot quantify the impact of the re-evaluation of its programs on its business, results of operations and financial condition.

 Product Returns and Price Reductions

  The Company provides certain of its distributors with product return rights for stock balancing or limited product evaluation. The Company also provides certain of its distributors with price protection rights. To cover these product returns and price protections, the Company has established reserves based on its evaluation of historical trends and current circumstances. The Company believes that it has adequate reserves to cover product returns and price protections. However, these reserves may not be sufficient in the future.

 International Operations

  The Company's continued growth and profitability will require further expansion of its international operations. To successfully expand international sales, the Company must establish additional foreign operations, hire additional personnel and recruit additional international resellers. Such international operations are subject to certain risks, such as:

  . difficulties in staffing and managing foreign operations;

  . dependence on independent relicensors;

  . fluctuations in foreign currency exchange rates;

  . compliance with foreign regulatory and market requirements;

  . variability of foreign economic and political conditions;

  . changing restrictions imposed by regulatory requirements, tariffs or other trade barriers or by United States export laws;

  . costs of localizing products and marketing such products in foreign countries;

  . longer accounts receivable payment cycles;

  . potentially adverse tax consequences, including restrictions on repatriation of earnings;

  . difficulties in protecting intellectual property; and

  . burdens of complying with a wide variety of foreign laws.

 Volatility of Stock Price

  The market price for the Company's Common Stock has been volatile and has fluctuated significantly to date. The trading price of the Common Stock is likely to continue to be highly volatile and subject to wide fluctuations in response to factors such as actual or anticipated variations in operating and financial results, anticipated revenue or earnings growth, analyst reports or recommendations and other events or factors, many of which are beyond the Company's control. In addition, the stock market in general, and The Nasdaq National Market and the market for software companies and technology companies in particular, have experienced extreme price and volume fluctuations. These broad market and industry factors may materially and adversely affect the market price of the Common Stock, regardless of the Company's actual operating performance. In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted against such companies. Such litigation, if instituted, could result in substantial costs and a diversion of management's attention and resources, which would have a material adverse effect on our business, financial condition and results of operations.

 Fluctuations in Economic and Market Conditions

  The demand for the Company's products depends in part upon the general demand for computer hardware and software, which fluctuates based on numerous factors, including capital spending levels and general economic conditions.

 Management of Growth and Higher Operating Expenses

  The Company has recently experienced rapid growth in the scope of its operations, the number of its employees and the geographic area of its operations. In addition, the Company has completed certain international acquisitions since October 1997. Such growth and assimilation of acquired operations and personnel of such acquired companies has placed and may continue to place a significant strain on the Company's managerial, operational and financial resources. To manage its growth effectively, the Company must continue to implement and improve additional management and financial systems and controls. The Company believes that it has made adequate allowances for the costs and risks associated with these expansions. However, its systems, procedures or controls may not be adequate to support its current or future operations. In addition, the Company may not be able to effectively manage this expansion and still achieve the rapid execution necessary to fully exploit the market opportunity for its products and services in a timely and cost-effective manner. The Company's future operating results will also depend on its ability to manage its expanding product line, expand our sales and marketing organizations and expand its support organization commensurate with the increasing base of its installed product.

  The Company plans to increase its professional staff during 1999 as it implements sales, marketing and support and product developments efforts, as well as associated administrative systems, to support planned growth. As a result of this planned growth in the size of its staff, the Company believes that it will require additional facilities during 1999. Although the Company believes that the cost of such additional facilities will not significantly impact its financial position or results of operations, the Company anticipates that operating expenses will increase during 1999 as a result of its planned growth in staff. Such an increase in operating expenses may reduce its income from operations and cash flows from operating activities in 1999.

 Anti-Takeover Effect of Charter, By-Laws, Delaware Law and Contractual Provisions; Availability of Preferred Stock for Issuance

  Provisions of the Company's Amended and Restated Certificate of Incorporation and By-laws, as amended, as well as Delaware law could discourage a proxy contest or make more difficult the acquisition of a substantial block of the Company's Common Stock. The Company is subject to the provisions of Section 203 of the Delaware General Corporation Law which restricts certain business combinations with interested stockholders. The Company's agreements with Microsoft contain prohibitions on assignment which could have the effect of deterring an acquisition by a third party, or limiting the price that investors might be willing to pay in the future for shares of the Company's Common Stock. In addition, the Company's Board of Directors is authorized to issue, without stockholder approval, up to 5,000,000 shares of preferred stock with voting, conversion and other rights and preferences that may be superior to the common stock and that could adversely affect the voting power or other rights of the holders of common stock. The issuance of preferred stock or of rights to purchase preferred stock could be used to discourage an unsolicited acquisition proposal.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The following discussion about the Company's market risk includes "forward-looking statements" that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. The Company does not use derivative financial instruments for speculative or trading purposes.

  The Company maintains a non-trading investment portfolio of investment grade, highly liquid, debt securities which limits the amount of credit exposure to any one issue, issuer, or type of instrument. The securities in the Company's investment portfolio are not leveraged and are generally classified as available for sale and therefore are subject to interest rate risk. The Company does not currently hedge interest rate exposure. The modeling technique used measures the change in fair values arising from an immediate hypothetical shift in market interest rates and assumes ending fair values include principal plus accrued interest, dividends and reinvestment income. If market interest rates were to increase by 100 basis points from December 31, 1998 levels, the fair value of the portfolio would decline by approximately $1.1 million.

ITEM 8. FINANCIAL STATEMENTS AND SCHEDULES

  The Company's Financial Statements, together with the report of independent certified public accountants, appear at pages F-1 through F-23, respectively, of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  There have been no changes in or disagreements with accountants on accounting or financial disclosure matters during the Company's two most recent fiscal years.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1998.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation Summary

  The following table sets forth summary information concerning the compensation paid or earned for services rendered to the Company in all capacities during the fiscal years ended December 31, 1998, 1997 and 1996 to
(i) the Company's Chief Executive Officer and (ii) each of the other four most highly compensated executive officers of the Corporation who received total annual salary and bonus in excess of $100,000 in fiscal 1998.

                          SUMMARY COMPENSATION TABLE

                                                                        Long Term
                                                                       Compensation
                                        Annual Compensation             Awards(3)
                              ----------------------------------------  Securities
  Name and Principal                                   Other Annual     Underlying     All Other
       Position          Year Salary($) Bonus($)(1) Compensation($)(2) Options (#)  Compensation($)
  ------------------     ---- --------- ----------- ------------------ ------------ ---------------
Mark B. Templeton (4)..  1998  205,000    137,128            --          150,000           --
 President, Chief        1997  160,000     90,000            --           56,250           --
 Executive
 Officer and Director    1996  140,000     69,000            --           75,000           --

Edward E. Iacobucci....  1998  200,000    101,000            --           75,000        66,259(5)
 Chairman of the Board,  1997  175,000     85,000            --          112,500           --
 Vice President--        1996  150,000     75,000            --          150,000           --
 Strategy & Technology
 and Chief Technical
 Officer

Michael F. Passaro.....  1998  175,000     66,950        120,000             --            --
 Vice President--        1997  150,000     75,000        100,000          37,500           --
 Worldwide
 Sales                   1996  130,000     12,000        150,000          37,500           --

Bruce C. Chittenden....  1998  170,000     94,770            --           40,000           --
 Vice President--        1997  150,000     75,000            --           56,250           --
 Engineering             1996  130,000     64,500            --           75,000           --

Roger W. Roberts (6)...  1998  230,000    154,590            --              --            --
 Former Chief Executive  1997  200,000    125,000            --          112,500           --
 Officer and Director    1996  165,000    105,000            --          150,000           --

--------
(1) Bonuses are reported in the year earned, even if actually paid in a subsequent year.
(2) Consists of amounts accrued pursuant to commissions.
(3) The Company did not grant any restricted stock awards or stock appreciation rights or make any long term incentive plan payouts during the fiscal years ended December 31, 1998, December 31, 1997 and December 31, 1996.
(4) Mr. Templeton was appointed Chief Executive Officer of the Company in January 1999 and President of the Company in January 1998.
(5) Consists of non-reimbursed business expenses.
(6) Mr. Roberts served as President of the Company until January 1998 and as Chief Executive Officer of the Company until December 31, 1998.

Option Grants in Last Fiscal Year

  The following table sets forth each grant of stock options made during the year ended December 31, 1998 pursuant to the Company's 1995 Stock Plan to each of the executive officers named in the Summary Compensation Table (the "Named Executive Officers"). The Company did not grant any stock options pursuant to the Company's 1989 Stock Option Plan or any stock appreciation rights to the Named Executive Officers during the fiscal year ended December 31, 1998.

                                     Individual Grants
                         ------------------------------------------   Potential Realizable
                                    % of Total                          Value at Assumed
                         Number of   Options                            Annual Rates of
                         Securities Granted to                      Stock Price Appreciation
                         Underlying Employees  Exercise                for Option Term(2)
                          Options   in Fiscal  Price(1)  Expiration ------------------------
      Name               Granted(#)    Year    ($/Share)    Date       5%($)       10%($)
      ----               ---------- ---------- --------- ---------- ----------- ------------
Mark B. Templeton.......  150,000      3.55      58.00    4/24/08     5,471,383   13,865,559
Edward E. Iacobucci.....   75,000      1.77      58.00    4/24/08     2,735,692    6,932,780
Michael F. Passaro......      --        --         --         --            --           --
Bruce C. Chittenden.....   40,000      0.95      61.38     8/3/08     1,543,936    3,912,638
Roger W. Roberts........      --        --         --         --            --           --

--------
(1) The exercise price per share of each option was determined by the Compensation Committee to be equal to the fair market value per share of Common Stock on the date of grant.
(2) Amounts reported in these columns represent amounts that may be realized upon exercise of the options immediately prior to the expiration of their term assuming the specified compounded rates of appreciation of the Company's Common Stock over the term of the options. These numbers are calculated based on rules promulgated by the Securities and Exchange Commission and do not reflect the Company's estimate of future stock price growth. Actual gains, if any, on stock option exercises and Common Stock holdings are dependent on the timing of such exercises and the future performance of the Company's Common Stock. There can be no assurance that the rates of appreciation assumed in this table can be achieved or that the amounts reflected will be received by the individuals.

Aggregate Option Exercises and Year-End Values

  The following table sets forth, for each of the Named Executive Officers, information with respect to the exercise of stock options during the year ended December 31, 1998 and the year-end value of unexercised options.

                                                                                  Value of Unexercised
                           Shares                      Numbers of Unexercised    In-the-Money Options at
                         Acquired on     Value      Options at December 31, 1998    December 31, 1998
          Name           Exercise(#) Realized($)(1)       Vested/Unvested         Vested/Unvested($)(2)
          ----           ----------- -------------- ---------------------------- -----------------------
Mark B. Templeton.......    58,000     3,744,878           52,860/243,521          3,927,896/13,042,083
Edward E. Iacobucci.....       --            --           204,217/207,034         16,384,264/12,053,500
Michael F. Passaro......    90,002     5,552,458           83,436/--               7,118,675/--
Bruce C. Chittenden.....    85,834     3,807,954           12,565/106,019            849,363/5,989,549
Roger W. Roberts........   152,502     8,834,315          385,466/132,034         33,933,521/9,123,812

--------
(1) Amounts disclosed in this column were calculated based on the difference between the fair market value of the Company's Common Stock on the date of exercise and the exercise price of the options in accordance with regulations promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and do not reflect amounts actually received by the named officers.
(2) Value is based on the difference between the option exercise price and the fair market value at December 31, 1998, the fiscal year-end ($97.063 per share), multiplied by the number of shares underlying the option.

Stock Plans

  The Company currently has three employee stock ownership plans: the 1989 Stock Option Plan, the 1995 Stock Plan and the 1995 Employee Stock Purchase Plan. The 1989 Stock Option Plan, the 1995 Stock Plan and the 1995 Employee Stock Purchase Plan are all administered by the Compensation Committee of the Board of Directors. The 1989 Stock Option Plan provides for the grant of incentive stock options and non-statutory stock options to employees, directors and consultants of the Company to purchase up to 6,314,136 shares of Common Stock. The terms of such options, including the persons to whom options will be granted, the type of option to be granted (incentive or non-statutory), the number of shares to be covered by each option and the terms and conditions upon which an option may be granted, are generally determined by the Compensation Committee. As of March 9, 1999, options to purchase an aggregate of 445,488 shares of Common Stock were issued and outstanding under the 1989 Stock Option Plan, all of which were then exercisable. The Company does not intend to grant any additional options under the 1989 Stock Option Plan.

  Under the terms of the Company's 1995 Stock Plan, the Company is authorized to make stock awards, provide eligible individuals with the opportunity to purchase stock, grant incentive stock options and grant non-statutory stock options (collectively, the "Stock Rights") to employees, consultants, directors and officers of the Company. The 1995 Stock Plan provides for the issuance of up to 9,000,000 shares plus, effective on January 1, 1996, on January 1 of each year, a number of shares of Common Stock equal to five percent (5%) of the total number of shares of Common Stock issued and outstanding as of December 31 of the preceding year. Notwithstanding the foregoing, no more than 15,000,000 shares of Common Stock may be issued pursuant to the exercise of incentive stock options granted under the 1995 Stock Plan. The terms of such Stock Rights, including number of shares subject to each Stock Right, when the Stock Right become exercisable, the exercise or purchase price of the Stock Right, the duration of the Stock Right and the time, manner and form of payment upon exercise of a Stock Right, are generally determined by the Compensation Committee. As of the March 9, 1999, options to purchase an aggregate of 7,421,375 shares of Common Stock were issued and outstanding under the 1995 Stock Plan, of which options for approximately 1,135,807 shares were then exercisable.

  The 1995 Employee Stock Purchase Plan provides for the issuance of a maximum of 2,250,000 shares of Common Stock pursuant to the exercise of nontransferable options granted to participating employees. Under the 1995 Employee Stock Purchase Plan, eligible employees of the Company may participate in semi-annual plan offerings in which payroll deductions may be used to purchase shares of Common Stock. The purchase price of such shares is the lower of 85% of the fair market value of the Common Stock on the day the offering commences or 85% of the fair market value of the Common Stock on the day the offering terminates. As of March 9, 1999, 50,142 shares of Common Stock had been purchased under the 1995 Employee Stock Purchase Plan.

Compensation Committee Interlocks and Insider Participation

  The members of the Committee are Messrs. Compton and Dow. No member of the Committee was at any time during the past year an officer or employee of the Company or any of its subsidiaries, was formerly an officer of the Company or any of its subsidiaries, or had any relationship with the Company requiring disclosure herein.

  During the last year, no executive officer of the Company served as (i) a member of the compensation committee (or other committee of the Board of Directors performing equivalent functions or, in the absence of any such committee, the entire Board of Directors) of another entity, one of whose executive officers served on the Compensation Committee of the Company; (ii) a director of another entity, one of whose executive officers served on the Compensation Committee of the Company; or (iii) a member of the compensation committee (or other committee of the Board of Directors performing equivalent functions or, in the absence of any such committee, the entire Board of Directors) of another entity, one of whose executive officers served as a director of the Company.

Compensation of Directors

  Employee Directors do not receive cash compensation for their service as members of the Board of Directors. Non-employee Directors receive a fee of $1,500 for each meeting of the Board of Directors that they attend, $200 for each meeting of the Board of Directors that they participate in via telephone and $500 for each committee meeting that they attend. Non-employee Directors are reimbursed for their reasonable out-of-pocket expenses incurred in attending such meetings.

  Non-employee directors are also eligible for participation in the 1995 Non-Employee Director Stock Option Plan. The 1995 Non-Employee Director Stock Option Plan provides for the grant of options to purchase a maximum of 900,000 shares of Common Stock to non-employee directors of the Company. The 1995 Non-Employee Director Stock Option Plan authorizes the grant to each director who is not an employee of the Company and who is first elected as a director after the date of the Company's initial public offering, an option to purchase 45,000 shares of Common Stock. Each non-employee director will also receive, on each three-year anniversary of such director's first election to the Board of Directors, an option to purchase 45,000 shares of Common Stock, provided that such director has continuously served on the Board of Directors during such three-year period. The exercise price per share for all options granted under the 1995 Non-Employee Director Stock Option Plan will be equal to 100% of the fair market value per share of the Common Stock as of the date of grant. As of March 9, 1999, 270,000 options had been granted under the 1995 Non-Employee Director Stock Option Plan, of which options for approximately 93,845 shares were then exercisable.

Employment Agreement

  The Company and Roger W. Roberts, a member of the Board of Directors and the former President and Chief Executive Officer of the Company, have entered into an employment agreement effective as of January 1, 1999 pursuant to which Mr. Roberts is employed as Employee Advisor. Under the terms of the employment agreement, Mr. Roberts receives a base salary of $120,000 and an annual performance bonus of up to $80,000, payable at the discretion of the Chief Executive Officer of the Company. Mr. Roberts is entitled to participate in the benefit plans that may be provided from time to time to the Company's employees. In the event that Mr. Roberts is terminated without cause, he will receive an amount equivalent to the base salary and bonus he would have received during the 90 days post-termination of his employment, plus Mr. Roberts shall receive the normal post-termination benefits in accordance with the Company's retirement, insurance and other benefit plans or arrangements; provided, however, that the Company shall continue to provide Mr. Roberts with coverage under its health benefit plans until the 91st day following the date that notice of termination is given. If Mr. Roberts is terminated with cause, he will not be entitled to receive any payments or benefits after the termination, except for such amounts as are required to be paid under applicable law and the normal post-termination benefits under the Company's benefit plans. The employment agreement terminates on December 31, 1999, except that it may be extended for one or more terms by the Chief Executive Officer of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  On May 9, 1997, the Company and Microsoft entered into a Development Agreement, which provides for the licensing to Microsoft of certain of the Company's multi-user software enhancements to Microsoft's Windows NT Server and for the cooperation between the parties for the development of certain future multi-user versions of NT Terminal Server. The Development Agreement also provides for each party to develop its own enhancements to the jointly developed products which may provide access to the NT Terminal Server base platform from a wide variety of computing devices. In June 1998, the Company released its MetaFrame product, which implements ICA on the NT Terminal Server platform, and which provides NT Terminal Server with capabilities similar to those currently offered in the WinFrame product line. Pursuant to the terms of the Development Agreement, in May 1997, the Company received an aggregate of $75 million as a non-refundable royalty payment and for engineering and support services to be rendered by the Company. Under the terms of the Development Agreement, the Company is entitled to receive payments of an additional $100 million, in quarterly payments, a portion of which has already been received. In addition, Microsoft and the Company have agreed to engage in certain joint marketing efforts to promote use of Windows NT Server-based multi-user software and the Company's ICA protocol. Additionally, subject to the terms of the Development Agreement, Microsoft has agreed to endorse only the Company's ICA protocol as the preferred way to provide multi-user Windows access for devices other than Windows client devices until at least November 1999, and the Company shall be entitled to license its WinFrame technology based on Windows NT 3.51 until at least September 30, 2001.

  The Company is a party to other license and distribution agreements with Microsoft, pursuant to which the Company has recognized $8.5 million of royalty expense in cost of revenues during 1998. In connection with these agreements, the Company had accrued royalties and other accounts payable of $2.9 million at December 31, 1998.

  The Company has adopted a policy that all transactions between the Company and its officers, directors, principal shareholders and their affiliates shall be on terms no less favorable to the Company than could be obtained by the Company from unrelated third parties, and shall be approved by a majority of the outside independent and disinterested directors.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) 1. Consolidated Financial Statements.

  For a list of the consolidated financial information included herein, see Index on Page F-1.

2. Financial Statement Schedules.

  The following consolidated financial statement schedule is included in Item
8:

    Valuation and Qualifying Accounts

3. List of Exhibits.

 Exhibit No.                             Description
 -----------                             -----------
   2.1(5)    Agreement and Undertaking by and among the Non-Executive Directors of APM Limited, the Executive Directors of APM Limited, and Citrix
             Systems, Inc.

   2.2(5)    Recommended Offers by Citrix Systems, Inc. for APM Limited

   3.1(1)    Amended and Restated Certificate of Incorporation of the Company

   3.2(1)    Amended and Restated By-laws of the Company

   3.3(7)    Certificate of Amendment of Amended and Restated Certificate of
             Incorporation

   4.1(1)    Specimen certificate representing the Common Stock

  10.1(1)*   1989 Stock Option Plan

  10.2(1)*   1995 Stock Plan

  10.3(1)*   1995 Non-Employee Director Stock Option Plan

  10.4(1)*   1995 Employee Stock Purchase Plan, as amended

  10.5(1) Microsoft Corporation Source Code Agreement between the Company and Microsoft Corporation ("Microsoft") dated November 15, 1989

  10.6(1) Amendment No. 1 to the Source Code Agreement between the Company and Microsoft dated October 1, 1992

  10.7(1) License Agreement for Microsoft OS/2 Version Releases 1.x, 2.x between the Company and Microsoft dated August 15, 1990

  10.8(1)    Amendment No. 1 to the License Agreement between the Company and
             Microsoft dated August 15, 1990, Contract No. 5198-0228 dated May
             6, 1991

  10.9(1)    Amendment No. 2 to License Agreement between the Company and
             Microsoft for Microsoft OS/2 Version Releases 1.x, 2.x, dated
             October 1, 1992

  10.10(1)   Amendment No. 3 to the License Agreement between the Company and
             Microsoft dated August 15, 1990, Contract No. 5198-0228 dated
             January 1, 1994

  10.11(1)   Amendment No. 4 to the License Agreement between the Company and
             Microsoft dated August 15, 1990, dated January 31, 1995

  10.12(1) Strategic Alliance Agreement between the Company and Microsoft dated December 12, 1991

  10.13(1)   Form of Indemnification Agreement

  10.14(2) Lease Agreement between Halmos Trading and Investment Company and the Company dated June 6, 1996


 Exhibit No.                           Description
 -----------                           -----------
  10.15(3)   License, Development and Marketing Agreement dated July 9, 1996 between the Company and Microsoft Corporation

  10.16(4) License, Development and Marketing Agreement dated May 9, 1997 between the Company and Microsoft Corporation

  10.17(6) Amendment No. 1 to License, Development and Marketing Agreement dated May 9, 1997 between the Company and Microsoft Corporation

  10.18** Employment Agreement dated as of January 1, 1999 by and between the Company and Roger W. Roberts.

  21.1**     List of Subsidiaries

  23.1**     Consent of Ernst & Young LLP

  24.1**     Power of Attorney (Included in signature page)

  27**       Financial Data Schedule

--------
(1) Incorporated herein by reference to the exhibits to the Company's Registration Statement on Form S-1 (File No. 33-98542), as amended.
(2) Incorporated herein by reference to Exhibit 10.27 of the Company's Registration Statement on Form S-1 (File No. 333-4515), as amended.
(3) Incorporated herein by reference to Exhibit 10 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.
(4) Incorporated herein by reference to Exhibit 10 of the Company's Current Report on Form 8-K dated as of May 9, 1997.
(5) Incorporated herein by reference to the exhibits of the Company's Current Report on Form 8-K dated as of June 30, 1998.
(6) Incorporated herein by reference to Exhibit 10 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.
(7) Incorporated herein by reference to Exhibits 3 and 4 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.
 * Indicates a management contract or any compensatory plan, contract or arrangement.
** Filed Herewith.

(b) Reports on Form 8-K.

  There were no reports on Form 8-K filed by the Company during the fourth quarter of 1998.

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

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Fort Lauderdale, Florida on the 10th day of March, 1999.

                                          CITRIX SYSTEMS, INC.

                                                   /s/ Mark B. Templeton
                                          By: _________________________________
                                                     Mark B. Templeton
                                                  Chief Executive Officer

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

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on the 10th day of March, 1999.

              Signature                                Title(s)
              ---------                                --------

     /s/ Edward E. Iacobucci            Chairman of the Board of Director
______________________________________
         Edward E. Iacobucci

      /s/ Mark B. Templeton             President, Chief Executive Officer and
______________________________________   Director (Principal Executive
          Mark B. Templeton              Officer)

     /s/ James J. Felcyn, Jr.           Vice President of Finance and
______________________________________   Administration and Chief Financial
         James J. Felcyn, Jr.            Officer (Principal Financial Officer)

     /s/ Marc-Andre Boisseau            Corporate Controller (Principal
______________________________________   Accounting Officer)
         Marc-Andre Boisseau

       /s/ Kevin R. Compton             Director
______________________________________
           Kevin R. Compton

        /s/ Stephen M. Dow              Director
______________________________________
            Stephen M. Dow

      /s/ Robert N. Goldman             Director
______________________________________
          Robert N. Goldman


              Signature                                Title(s)
              ---------                                --------

       /s/ Michael W. Brown                            Director
______________________________________
           Michael W. Brown

        /s/ Tyrone F. Pike                             Director
______________________________________
            Tyrone F. Pike

       /s/ Roger W. Roberts                            Director
______________________________________
           Roger W. Roberts

        /s/ John W. White                              Director
______________________________________
            John W. White

                             CITRIX SYSTEMS, INC.

List of Financial Statements and Financial Statement Schedule

  The following consolidated financial statements of Citrix Systems, Inc. are included in Item 8:

Report of Independent Certified Public Accountants........................  F-2
Consolidated Balance Sheets--December 31, 1998 and 1997...................  F-3
Consolidated Statements of Income--Years ended December 31, 1998, 1997 and
 1996.....................................................................  F-4
Consolidated Statements of Stockholders' Equity--Years ended December 31,
 1998, 1997 and 1996......................................................  F-5
Consolidated Statements of Cash Flows--Years ended December 31, 1998, 1997 and 1996.................................................................  F-6
Notes to Consolidated Financial Statements--December 31, 1998.............  F-7

  The following consolidated financial statement schedule of Citrix Systems, Inc. is included in Item 14(d):

    Schedule II Valuation and Qualifying Accounts.......................  F-23

  All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Citrix Systems, Inc.

  We have audited the accompanying consolidated balance sheets of Citrix Systems, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Citrix Systems, Inc. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          Ernst & Young LLP

West Palm Beach, Florida
February 19, 1999, except for
Note 17 as to which the date is March 1, 1999

                              CITRIX SYSTEMS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                               December 31
                                                            ------------------
                                                              1998      1997
                                                            --------  --------
                                                             (in thousands,
                                                            except par value)
                          Assets
Current assets:
  Cash and cash equivalents................................ $127,546  $140,081
  Short-term investments...................................   56,934    89,111
  Accounts receivable, net of allowances of $6,234 and
   $6,298 at December 31, 1998 and 1997, respectively......   32,798    12,631
  Inventories..............................................    4,071     2,273
  Prepaid expenses.........................................    6,745     3,498
  Other current assets.....................................    3,037       --
  Current portion of deferred tax assets...................   12,885    10,767
                                                            --------  --------
    Total current assets...................................  244,016   258,361
Long-term investments......................................   97,108       --
Property and equipment:
  Equipment under capital leases...........................      555       366
  Computer equipment and software..........................   11,667     4,106
  Property, equipment and furniture........................    2,900     1,364
  Leasehold improvements...................................    6,112     2,906
                                                            --------  --------
                                                              21,234     8,742
  Less accumulated depreciation and amortization...........   (7,051)   (2,064)
                                                            --------  --------
                                                              14,183     6,678
Long-term portion of deferred tax assets...................   29,274    16,764
Intangible assets:
  Core technology..........................................   40,934       --
  Other intangibles........................................   15,939       989
                                                            --------  --------
                                                              56,873       989
  Less accumulated amortization............................  (10,074)     (124)
                                                            --------  --------
                                                              46,799       865
                                                            --------  --------
                                                            $431,380  $282,668
                                                            ========  ========
           Liabilities and stockholders' equity
Current liabilities:
  Accounts payable and other accrued expenses.............. $ 29,735  $ 14,018
  Accrued royalties and other accounts payable to
   stockholder.............................................    2,891     3,044
  Deferred revenue.........................................   10,107     3,147
  Current portion of deferred revenues on contract with
   stockholder.............................................   39,830    15,000
  Income taxes payable.....................................    2,553       236
                                                            --------  --------
    Total current liabilities..............................   85,116    35,445
Deferred revenues on contract with stockholder.............   48,810    50,375
Commitments
Stockholders' equity:
  Preferred stock at $.01 par value: 5,000 shares
   authorized, none issued and outstanding.................      --        --
  Common stock at $.001 par value: 150,000 and 60,000
   shares authorized; 42,962 and 41,473 issued and
   outstanding at 1998 and 1997, respectively..............       43        41
  Additional paid-in capital...............................  188,250   148,748
  Retained earnings........................................  109,161    48,059
                                                            --------  --------
    Total stockholders' equity.............................  297,454   196,848
                                                            --------  --------
                                                            $431,380  $282,668
                                                            ========  ========

                            See accompanying notes.

                              CITRIX SYSTEMS, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                       Year ended December 31
                                                      -------------------------
                                                        1998     1997    1996
                                                      -------- -------- -------
                                                      (in thousands, except per
                                                         share information)
Revenues:
  Net revenues--unrelated parties.................... $216,901 $114,308 $44,527
  Net revenues--stockholder..........................   31,735    9,625     --
                                                      -------- -------- -------
    Net revenues.....................................  248,636  123,933  44,527
                                                      -------- -------- -------
Cost of revenues:
  Cost of revenues--unrelated parties................   13,422   11,265   5,099
  Cost of revenues--stockholder......................    3,260    1,039     --
                                                      -------- -------- -------
    Total cost of revenues...........................   16,682   12,304   5,099
                                                      -------- -------- -------
Gross margin.........................................  231,954  111,629  39,428
Operating expenses:
  Research and development...........................   22,858    6,948   3,843
  Sales, marketing and support.......................   74,855   35,352  13,741
  General and administrative.........................   20,131   10,651   4,126
  Amortization of intangible assets..................   10,190      --      --
  In-process research and development................   18,416    3,950     --
                                                      -------- -------- -------
    Total operating expenses.........................  146,450   56,901  21,710
                                                      -------- -------- -------
Income from operations...............................   85,504   54,728  17,718
Interest income, net.................................    9,968    9,894   4,545
                                                      -------- -------- -------
Income before income taxes...........................   95,472   64,622  22,263
Income taxes.........................................   34,370   23,264   3,562
                                                      -------- -------- -------
Net income........................................... $ 61,102 $ 41,358 $18,701
                                                      ======== ======== =======
Earnings per common share:
  Basic earnings per share........................... $   1.45 $   1.01 $  0.50
                                                      ======== ======== =======
  Weighted average shares outstanding................   42,118   40,861  37,771
                                                      ======== ======== =======
Earnings per common share--assuming dilution:
  Diluted earnings per share......................... $   1.34 $   0.95 $  0.46
                                                      ======== ======== =======
  Weighted average shares outstanding................   45,648   43,631  40,905
                                                      ======== ======== =======


                            See accompanying notes.

                              CITRIX SYSTEMS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 Common Stock   Additional
                                 --------------  Paid-In     Retained Earnings
                                 Shares  Amount  Capital   (Accumulated Deficit)
                                 ------  ------ ---------- ---------------------
                                                 (in thousands)
Balance at December 31, 1995...  35,476   $35    $ 54,927        $(12,000)
Exercise of stock options......     819     1         332
Exercise of warrants...........     145
Common stock issued under
 employee stock purchase plan..      32               225
Issuance of common stock
 through public offering (net
 of offering costs of $4,148)..   3,548     4      73,298
Tax benefit from employer stock
 plans.........................                     6,328
Net income.....................                                    18,701
                                 ------   ---    --------        --------
Balance at December 31, 1996...  40,020    40     135,110           6,701
Exercise of stock options......   1,444     1       2,721
Repurchase and cancellation of
 common stock previously
 issued........................      (1)               (1)
Common stock issued under
 employee stock purchase plan..      10               242
Tax benefit from employer stock
 plans.........................                    10,676
Net income.....................                                    41,358
                                 ------   ---    --------        --------
Balance at December 31, 1997...  41,473    41     148,748          48,059
Exercise of stock options......   1,481     2      14,955
Cash in lieu of fractional
 shares........................                        (3)
Common stock issued under
 employee stock purchase plan..       8               376
Tax benefit from employer stock
 plans.........................                    24,174
Net income.....................                                    61,102
                                 ------   ---    --------        --------
Balance at December 31, 1998...  42,962   $43    $188,250        $109,161
                                 ======   ===    ========        ========


                            See accompanying notes.

                             CITRIX SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    Year ended December 31
                                                 ------------------------------
                                                   1998       1997       1996
                                                 ---------  ---------  --------
                                                        (in thousands)
Operating activities
Net income.....................................  $  61,102  $  41,358  $ 18,701
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization................     15,173      1,712       376
  Tax benefit related to the exercise of non-
   statutory stock options and disqualified
   dispositions of incentive stock options.....     24,174     10,675     6,328
  In-process research and development..........     18,416      3,950       --
  (Recovery of) provision for doubtful
   accounts....................................       (106)     1,399       624
  Provision for product returns................         42      2,671     1,319
  Changes in operating assets and liabilities,
   net of effects of acquisitions:
    Accounts receivable........................    (19,660)   (12,111)   (5,140)
    Inventories................................     (1,799)    (1,550)     (502)
    Other current assets.......................     (5,443)    (2,733)     (447)
    Deferred tax assets........................    (14,536)   (24,362)   (3,169)
    Accounts payable and other accrued
     expenses..................................      9,492      8,472     2,355
    Accrued royalties and other accounts
     payable to stockholder....................       (153)     1,520     1,003
    Deferred revenue...........................      6,960      1,073       853
    Deferred revenue on contract with
     stockholder...............................     23,265     65,375       --
    Income taxes payable.......................      2,391        236       (93)
                                                 ---------  ---------  --------
Net cash provided by operating activities......    119,318     97,685    22,208
Investing activities
Purchases of investments.......................   (284,793)  (126,536)  (38,206)
Proceeds from sale of investments..............    219,861     75,632       --
Cash paid for acquisitions.....................    (63,549)    (2,611)      --
Cash paid for licensing agreement..............     (7,000)       --        --
Purchases of property and equipment............    (11,420)    (6,104)   (2,155)
Purchase of trademark..........................       (250)       --        --
Proceeds from note receivable from officer.....        --         --        100
                                                 ---------  ---------  --------
Net cash used in investing activities..........   (147,151)   (59,619)  (40,261)
Financing activities
Net proceeds from issuance of common stock.....     15,329      2,964    73,860
Repurchase of common stock previously issued...        --          (1)      --
Payments on capital lease obligations..........        (31)       (82)     (143)
                                                 ---------  ---------  --------
Net cash provided by financing activities......     15,298      2,881    73,717
                                                 ---------  ---------  --------
(Decrease)/increase in cash and cash
 equivalents...................................    (12,535)    40,946    55,664
Cash and cash equivalents at beginning of
 year..........................................    140,081     99,135    43,471
                                                 ---------  ---------  --------
Cash and cash equivalents at end of year.......  $ 127,546  $ 140,081  $ 99,135
                                                 =========  =========  ========

Supplemental cash flow information

  The Company paid income taxes of approximately $20,481 in 1998 and $37,976 in 1997. Additionally, the Company paid interest of approximately $98, $9 and $19 during the years ended December 31, 1998, 1997 and 1996, respectively.

                            See accompanying notes.

                             CITRIX SYSTEMS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1998

1. Organization

  Citrix Systems, Inc. ("Citrix" or the "Company"), a Delaware corporation founded on April 17, 1989, is a leading supplier of application server products and technologies that enable the effective and efficient enterprise-wide deployment and management of applications designed for Microsoft Windows(R) operating systems. The Company's MetaFrame(TM) and WinFrame(R) product lines, developed under license and strategic alliance agreements with Microsoft Corporation ("Microsoft"), permit organizations to deploy Windows applications without regard to location, network connection, or type of client hardware platforms. The Company markets its products through multiple indirect channels such as distributors, value-added resellers and original equipment manufacturers, primarily in the United States and Europe. The Company has formed wholly-owned subsidiaries, primarily in Europe and the Asia-Pacific region, for the purpose of expanding its international presence.

2. Restatement of Interim Financial Statements

  In a September 9, 1998 letter to the American Institute of Certified Public Accountants ("AICPA"), the staff of the Securities and Exchange Commission ("SEC") expressed its views on the recording of in-process research and development ("IPR&D"). As a result, the Company has re-evaluated the amount of purchased IPR&D recorded in connection with its acquisition of Insignia Solutions, plc. ("Insignia"), APM Ltd., parent company of Digitivity Inc. ("APM"), VDOnet Corporation Ltd. ("VDOnet") and its licensing agreement with EPiCON, Inc. ("EPiCON") based on its understanding and interpretation of the aforementioned letter. The re-evaluations resulted in a decrease in the amount of purchase price that was allocated to IPR&D and an increase in the amount allocated to purchased technology and goodwill. Specifically, the Company reduced the amount of previously reported write-offs for purchased IPR&D to $18.4 million and increased amortization of intangible assets to $10.2 million and increased net intangible assets to $46.8 million for the year ended December 31, 1998.

The following table summarizes the adjustments made to the values ascribed to IPR&D:

                                                              Write-Offs
                                                       -------------------------
                                                       As Previously
     Acquisition                                         Reported    As Restated
     -----------                                       ------------- -----------
                                                            (In thousands)
     Insignia.........................................    $15,950      $ 2,700
     EPiCON...........................................      7,850        2,584
     APM..............................................     33,800       10,700
     VDONet...........................................      7,200        2,432
                                                          -------      -------
                                                          $64,800      $18,416
                                                          =======      =======

3. Significant Accounting Policies

 Consolidation Policy

  The consolidated financial statements of the Company include the accounts of its wholly-owned subsidiaries. All significant transactions between the Company and its subsidiaries have been eliminated in consolidation.

 Cash and Cash Equivalents

  For the purposes of the consolidated statements of cash flows, cash and cash equivalents include marketable securities which are primarily municipal notes, bonds and paper; government securities; corporate notes, bonds

                             CITRIX SYSTEMS, INC.

and paper; money market funds; and commercial paper, consisting of various instruments with contractual maturities of three months or less. The Company minimizes its credit risk associated with cash and cash equivalents by investing in high quality credit instruments.

 Investments

  Short-term investments at December 31, 1998 primarily consist of municipal notes, bonds and paper; government securities; commercial paper and corporate notes, bonds and paper. Long-term investments at December 31, 1998 primarily consist of government securities. The Company minimizes its credit risk associated with short and long-term investments by using investment grade, highly liquid securities. The Company follows the provisions of Statement of Financial Accounting Standards Board No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115). SFAS No. 115 requires investments to be classified based on management's intent in three categories: held-to-maturity securities, available-for-sale securities and trading securities. Held-to-maturity securities are recorded at amortized cost. Available-for-sale securities are recorded at market value with unrealized gains and losses reported as a separate component of stockholders' equity. Trading securities are recorded at market value with unrealized gains and losses reported in earnings. The Company classifies its short and long-term investments as available-for-sale securities. The Company's short-term investments have a contractual maturity of 12 months or less and have an average contractual maturity of less than ten months. The Company's long-term investments have a contractual maturity of one to three years and have an average contractual maturity of approximately two years and three months.

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

 Property and Equipment

  Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which is approximately three years for computer equipment, software, office equipment and furniture, and the lesser of the lease term or five years for leasehold improvements. Assets under capital lease are amortized over the shorter of the asset life or the remaining lease term which is approximately 30 months. Amortization of assets under capital lease is included in depreciation expense. Accumulated amortization of equipment under capital leases approximated $2,020,000 and $360,000 at December 31, 1998 and 1997,
respectively.

 Intangible Assets

  Goodwill and other intangible assets are being amortized using the straight-line method over periods ranging from one to four years. The Company periodically reviews goodwill and other intangible assets to determine if any impairment exists based upon projected, undiscounted net cash flows of the related business unit. As of December 31, 1998, in the opinion of management, there has been no such impairment.

                             CITRIX SYSTEMS, INC.

 Revenue Recognition

  Revenue is recognized when earned. The Company's revenue recognition policies are in compliance with the American Institute of Certified Public Accountants Statement of Position ("SOP") 91-1, "Software Revenue Recognition" for 1996 and 1997 and SOP 97-2 (as amended by SOP 98-4) "Software Revenue Recognition" for 1998. Product revenues are recognized upon shipment of the software product only if no significant Company obligations remain, the fee is fixed or determinable, and collection of the resulting receivable is deemed probable. In the case of non-cancelable product licensing arrangements under which certain Original Equipment Manufacturers (OEMs) have software reproduction rights, initial recognition of revenue also requires delivery and customer acceptance of the product master or first copy. Subsequent recognition of revenues is based upon reported royalties from the OEMs as well as estimates of royalties due through the Company's reporting date. Revenue from packaged product sales to distributors and resellers is recorded when related products are shipped. In software arrangements that include rights to multiple software products, post-contract customer support, and/or other services, the Company allocates the total arrangement fee among each deliverable based on the relative fair value of each of the deliverables determined based on vendor-specific objective evidence. Product returns and sales allowances, including stock rotations, are estimated and provided for at the time of sale. Non-recurring engineering fees are recognized ratably as the work is performed. Revenues from training and consulting are recognized when the services are performed. Service and subscription revenues from customer maintenance fees for ongoing customer support and product updates and upgrades are based on the price charged or derived value of the undelivered elements and are recognized ratably over the term of the contract, which is typically twelve months. Service revenues, which are immaterial when compared to net revenues, are included in net revenues on the face of the statement of income.

  The Company provides most of its distributors with product return rights for stock balancing and price protection rights. Stock balancing rights permit distributors to return products to the Company for credit within specified limits and subject to ordering an equal amount of the Company's products. Price protection rights require that the Company grant retroactive price adjustments for inventories of the Company's products held by distributors if the Company lowers its prices for such products. Allowances for product returns amounted to approximately $4,641,000 and $4,599,000 at December 31, 1998 and 1997, respectively. The Company has not and has no plan to reduce its prices for inventory currently held by distributors or resellers; accordingly, there are no reserves for price protection at December 31, 1998 and 1997.

  During 1997, the Company entered into a License, Development and Marketing Agreement, as amended (the "Development Agreement") with a stockholder. Pursuant to the terms of the Development Agreement, the Company received an aggregate of $75 million as a non-refundable royalty payment and for engineering and support services to be rendered by the Company. This initial fee is being recognized ratably over the term of the five year contract. Under the terms of the Development Agreement, the Company is entitled to receive an additional $100 million, in quarterly payments, a portion of which has already been received. The additional $100 million is being recognized ratably over the remaining term of the contract, effective April 1998.

  Revenue from software maintenance, service, and support arrangements and training programs and materials totaling $10,531,799, $4,289,705 and $1,474,106 for the years ended December 31, 1998, 1997 and 1996, respectively, is recognized when the services are provided. Such items are included in net revenues. The costs of providing training and services are included in sales, marketing and support expenses.

 Foreign Currency Translation

  The functional currency of each of the Company's wholly-owned foreign subsidiaries is U.S. dollars. Assets and liabilities of the subsidiaries are translated into U.S. dollars at year-end exchange rates, and revenues and expenses are translated at average rates prevailing during the year. Translation adjustments and foreign currency transaction gains and losses are included in results of operations.

                             CITRIX SYSTEMS, INC.

 Cost of Revenues

  All development costs incurred in connection with the Development Agreement are expensed as incurred as a separate component of cost of revenues.

 Royalty Expense

  The Company is a party to licensing agreements with various entities which require no minimum payment commitment and give the Company the right to use certain software object code in the development of its products in exchange for the payment of certain amounts based upon the sales of the related products. The licensing agreements have terms ranging from one to five years, and include renewal options. Royalty expense related to these agreements is included in cost of revenues.

 Advertising Expense

  The Company expenses advertising costs as incurred. The Company recognized advertising expenses of approximately $9,453,000, $4,551,000 and $1,733,000 during the years ended December 31, 1998, 1997 and 1996, respectively. These amounts are included in sales, marketing and support expenses. The Company did not incur any direct response advertising cost, as defined by SOP 93-7, "Reporting on Advertising Costs," during 1998, 1997 or 1996.

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

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. While the Company believes that such estimates are fair when considered in conjunction with the consolidated financial position and results of operations taken as a whole, the actual amount of such estimates when known will vary from these estimates.

                             CITRIX SYSTEMS, INC.

 Reliance Upon Strategic Relationship

  A stockholder is the leading provider of desktop operating systems. The Company is dependent upon the license of certain key technology from this stockholder including certain source and object code licenses, technical support and other materials. The Company is also dependent on its strategic alliance agreement with this stockholder which provides for cooperation in the development of technologies for advanced operating systems, and the promotion of advanced application program interfaces. Additionally, this stockholder has significantly greater financial, technical, sales and marketing and other resources than the Company.

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

 Accounting for Stock-Based Compensation

  SFAS No. 123, "Accounting for Stock-Based Compensation," defines a fair value method of accounting for issuance of stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Pursuant to SFAS No. 123, companies are encouraged, but are not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," (APB Opinion 25) but would be required to disclose in a note to the consolidated financial statements pro forma net income and per share amounts as if the Company had applied the new method of accounting.

  The Company applies APB Opinion 25 and related interpretations in accounting for its plans and has complied with the disclosure requirements of SFAS No. 123.

 Earnings Per Share

  Dilutive common stock equivalents consist of warrants and stock options (calculated using the treasury stock method in 1998, 1997 and 1996). All common share and per share data, except par value per share, have been retroactively adjusted to reflect the two-for-one stock split of the Company's Common Stock effective June 4, 1996 and the three-for-two stock split of the Company's Common Stock effective February 20, 1998, which are further discussed in Note 15. As discussed in Note 17, the effect of the March 1999 two-for-one stock split is not reflected in these financial statements.

                             CITRIX SYSTEMS, INC.

 Reclassifications

  Certain reclassifications of the prior years' financial statements have been made to conform to the current year's presentation.

4. Acquisitions and Licensed Technology

  On February 5, 1998, the Company completed its acquisition of certain in-process software technologies and assets of Insignia Solutions, plc for approximately $17.5 million in cash. A portion of the purchase price was allocated to in-process research and development, which had not reached technological feasibility and had no alternative future use. The allocation resulted in a pre-tax charge of approximately $2.7 million to the Company's operations in the first quarter of 1998, after giving effect to the re-evaluation described in Note 2 above. Further, on June 30, 1998, the Company completed its acquisition of APM Ltd. for approximately $40.4 million in cash. A portion of the purchase price was allocated to in-process research and development which had not reached technological feasibility and had no alternative future use. The allocation resulted in a pre-tax charge of approximately $10.7 million to the Company's operations in the second quarter of 1998, after giving effect to the re-evaluation described in Note 2 above. In July 1998, the Company completed its acquisition of VDOnet Corporation Ltd. for approximately $8 million in cash. This transaction was accounted for using the purchase method of accounting with the purchase price being principally allocated to purchase technologies and intangible assets. Approximately $2.4 million of the total purchase price represented the value of in-process research and development that had not reached technological feasibility and had no alternative future use and, as such, was recorded as a non-recurring charge for in-process research and development in the third quarter of 1998, after giving effect to the re-evaluation described in Note 2 above.

  In January 1998, the Company licensed certain in-process software technology from EPiCON, Inc. for approximately $8.0 million payable in cash. A portion of the licensing fee was allocated to in-process research and development which had no alternative future use. The allocation resulted in a pre-tax charge of approximately $2.6 million to the Company's operations in the first quarter of 1998, after giving effect to the re-evaluation described in Note 2 above.

  Each of the acquisitions was accounted for under the purchase method of accounting, applying the provisions of APB Opinion No. 16 ("APB 16"). The financial statements reflect the operations of the acquired businesses for the periods after their respective dates of acquisition.

  As of the date of each of the acquisitions, the Company concluded that the in-process technology had no alternative future use after taking into consideration the potential use of the technology in different products, the stage of development and life cycle of each project, resale of the software, and internal use. The value of the purchased IPR&D was expensed at the time of each of the acquisitions.

                             CITRIX SYSTEMS, INC.

  The purchase consideration was allocated to the acquired assets and liabilities based on fair values as follows:

                                             Insignia EPiCON   APM    VDOnet
                                             -------- ------ -------  ------
                                                     (in thousands)
     Net assets acquired (net liabilities
      assumed).............................. $   400  $   -- $  (800) $ (100)
     Purchased intangibles..................  12,550   5,416  26,900   5,568
     Purchased in-process research and
      development...........................   2,700   2,584  10,700   2,432
     Goodwill...............................   1,850     --    3,600     --
                                             -------  ------ -------  ------
       Total purchase consideration......... $17,500  $8,000 $40,400  $7,900
                                             =======  ====== =======  ======

  The amounts allocated to purchased intangibles and goodwill are being amortized on a straight-line basis over three to four years from the date of each acquisition.

5. Cash and Investments

  The summary of cash and cash equivalents and investments consist of the following:

                                                                 December 31
                                                              -----------------
                                                                1998     1997
                                                              -------- --------
                                                               (In thousands)
     Cash and cash equivalents:
       Cash.................................................. $ 29,794 $ 16,800
       Commercial paper......................................    7,264   57,827
       Money market funds....................................   14,488    3,063
       Government securities.................................   52,712   43,520
       Corporate securities..................................   23,288   18,871
                                                              -------- --------
         Cash and cash equivalents........................... $127,546 $140,081
                                                              ======== ========
     Short-term investments:
       Commercial paper...................................... $    --  $ 25,661
       Corporate securities..................................    2,004    7,098
       Government securities.................................   54,930   56,352
                                                              -------- --------
         Short-term investments.............................. $ 56,934 $ 89,111
                                                              ======== ========
     Long-term investments:
       Government securities................................. $ 97,108 $    --
                                                              ======== ========

  The carrying value of each marketable security including cash and cash equivalents and investments approximate their fair value. The fair values of cash and cash equivalents and investments are based primarily on quoted market prices for such financial instruments.

                             CITRIX SYSTEMS, INC.

6. Accounts Payable and Other Accrued Expenses

  Accounts payable and other accrued expenses consist of the following:

                                                                  December 31
                                                                ---------------
                                                                 1998    1997
                                                                ------- -------
                                                                (In thousands)
     Accounts payable.......................................... $ 1,609 $   984
     Accrued compensation and employee benefits................   4,546   2,425
     Acquisition-related liabilities...........................   1,000   1,563
     Accrued cooperative advertising and marketing programs....   9,085   6,120
     Accrued taxes.............................................   7,145   1,069
     Other.....................................................   6,350   1,857
                                                                ------- -------
                                                                $29,735 $14,018
                                                                ======= =======

7. Stockholders' Equity

 Stock Compensation Plans

  As of December 31, 1998, the Company has four stock-based compensation plans, which are described below. As mentioned in Note 2, the Company applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock plans and its stock purchase plan. Had compensation cost for the Company's four stock-based compensation plans been determined based on the fair value at the grant dates for grants under those plans consistent with the method of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                         1998    1997    1996
                                                        ------- ------- -------
                                                         (In thousands, except
                                                        per share information)
     Net income............................ As reported $61,102 $41,358 $18,701
                                                        ======= ======= =======
                                            Pro forma   $39,286 $33,016 $16,644
                                                        ======= ======= =======
     Basic earnings per share.............. As reported $  1.45 $  1.01 $  0.50
                                                        ======= ======= =======
                                            Pro forma   $  0.93 $  0.81 $  0.44
                                                        ======= ======= =======
     Diluted earnings per share............ As reported $  1.34 $  0.95 $  0.46
                                                        ======= ======= =======
                                            Pro forma   $  0.86 $  0.76 $  0.41
                                                        ======= ======= =======

  The fair value of each option is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions used:

                                            1998 Grants 1997 Grants 1996 Grants
                                            ----------- ----------- -----------
     Dividend yield........................    none        none        none
     Expected volatility factor............     0.6         0.7         0.8
     Approximate risk free interest rate...     5.5%        5.5%        5.5%
     Expected lives........................ 4.89 years  4.80 years    5 years

  Substantially all of the options granted during 1995 were granted prior to the Company's initial public offering and the value of such options are deemed to approximate their fair value, as defined pursuant to SFAS No. 123. Because the determination of the fair value of all options is based on the assumptions described in the preceding paragraph, and because additional option grants are expected to be made each year, the above pro forma disclosures are not representative of pro forma effects on reported net income or loss for future years.

                             CITRIX SYSTEMS, INC.

 Fixed Stock Option Plans

  The Company's 1995 Stock Plan (the 1995 Plan) was adopted by the Board on September 28, 1995 and approved by the Company's stockholders in October 1995. Under the terms of the 1995 Plan, the Company is authorized to grant incentive stock options (ISOs) and nonqualified stock options (NSOs), make stock awards and provide the opportunity to purchase stock to employees, directors and officers and consultants of the Company. The 1995 Plan provides for the issuance of a maximum of 9,000,000 shares of Common Stock, plus, effective January 1, 1996 and each year thereafter, a number of shares of Common Stock equal to 5% of the total number of shares of Common Stock issued and outstanding as of December 31 of the preceding year. Under the 1995 Plan, a maximum of 15,000,000 ISOs may be granted and ISOs must be granted at exercise prices no less than market value at the date of grant, except for ISOs granted to employees who own more than 10% of the Company's combined voting power, for which the exercise prices will be no less than 110% of the market value at the date of grant. NSOs, stock awards or stock purchases may be granted or authorized, as applicable, at prices no less than the minimum legal consideration required. ISOs and NSOs expire ten years from the date of grant. All options are exercisable upon vesting. The options vest at a rate of 25.00% of the shares underlying the option one year from the date of grant and at a rate of 2.08% monthly thereafter. The 1995 Non-Employee Director Stock Option Plan (the Director Option Plan) was adopted by the Board of Directors on September 28, 1995 and approved by the Company's stockholders in October 1995. The Director Option Plan provides for the grant of options to purchase a maximum of 900,000 shares of Common Stock of the Company to nonemployee directors of the Company.

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

  On July 11, 1989, the Company adopted its 1989 Stock Option Plan (the 1989
Plan). The 1989 Plan, as amended, permitted the Company to grant ISOs and NSOs to purchase up to 6,314,136 shares of the Company's Common Stock. Under the 1989 Plan, options may be granted at exercise prices no less than market value at the date of grant as determined by the Board of Directors and, therefore, no compensation expense is recognized. All options are fully exercisable from the date of grant and are subject to a repurchase option in favor of the Company which lapses as to 25.00% of the shares underlying the option one year from the date of grant and as

                             CITRIX SYSTEMS, INC.

to 2.08% monthly thereafter. If the purchaser of stock pursuant to the 1989 Plan is terminated from employment with the Company, the Company has the right and option to purchase from the employee, at the price paid for the shares by the employee, the number of unvested shares at the date of termination. The Company does not intend to grant options under the 1989 Plan and subsequent to November 1999 no further options may be granted under this Plan.

  A summary of the status and activity of the Company's three fixed stock option plans is as follows:

                                            Year Ended December 31
                          -------------------------------------------------------------
                                 1998                 1997                 1996
                          -------------------- -------------------- -------------------
                                      Weighted             Weighted            Weighted
                                      Average              Average             Average
                                      Exercise             Exercise            Exercise
                            Shares     Price     Shares     Price    Shares     Price
                          ----------  -------- ----------  -------- ---------  --------
Outstanding at beginning
 of year................   5,569,818   $16.82   4,845,057   $11.29  3,447,726   $ 0.61
  Granted...............   4,303,400    56.07   2,276,738    28.13  2,266,729    23.37
  Exercised.............  (1,480,940)   10.10  (1,434,701)    1.93   (819,155)    0.41
  Forfeited.............    (322,447)   41.12    (117,276)   14.08    (50,243)    0.96
                          ----------           ----------           ---------
Outstanding at end of
 year...................   8,069,831    37.98   5,569,818    16.82  4,845,057    11.29
                          ==========           ==========           =========
Options exercisable at
 end of year............   1,535,399    14.24   1,434,045     3.86  2,544,582     0.62
                          ==========           ==========           =========
Weighted-average fair
 value of options
 granted during the
 year...................               $28.82               $17.70              $15.75

  Information about fixed stock options outstanding as of December 31, 1998 is as follows:

                                    Options Outstanding                      Options Exercisable
                     ------------------------------------------------- --------------------------------
                                           Weighted
                          Options          Average         Weighted         Options         Weighted
       Range of       Outstanding at      Remaining        Average      Exercisable at      Average
   Exercise Prices   December 31, 1998 Contractual Life Exercise Price December 31, 1998 Exercise Price
   ---------------   ----------------- ---------------- -------------- ----------------- --------------
   $0.07 to $23.75       2,031,273           7.20           $ 7.87           942,249         $ 4.75
   $23.83 to $31.92      1,377,460           8.24           $28.51           501,870         $27.56
   $32.63 to $50.13      1,929,125           9.10           $39.97            91,280         $38.90
   $50.75 to $80.94      2,731,973           9.55           $63.73               --             --
                         ---------                                         ---------
                         8,069,831           8.63           $37.98         1,535,399         $14.24
                         =========                                         =========

 Stock Purchase Plan

  The 1995 Employee Stock Purchase Plan (the 1995 Purchase Plan) was adopted by the Board of Directors on September 28, 1995 and approved by the Company's stockholders in October 1995. The 1995 Purchase Plan took effect upon completion of the Company's initial public offering. The 1995 Purchase Plan provides for the issuance of a maximum of 2,250,000 shares of Common Stock pursuant to the exercise of nontransferable options granted to participating employees. All U.S.-based employees of the Company, whose customary employment is 20 hours or more per week and more than 5 months in any calendar year and who have completed at least one year of employment are eligible to participate in the 1995 Purchase Plan. Employees who would immediately after the grant own 5% or more of the Company's Common Stock and directors who are not employees of the Company may not participate in the 1995 Purchase Plan. To participate in the 1995 Purchase Plan, an employee must authorize the Company to deduct an amount (not less than 1% nor more than 5% of a participant's total cash compensation) from his or her pay during six-month periods (each a Plan Period).

                             CITRIX SYSTEMS, INC.

The maximum number of shares of Common Stock an employee may purchase in any Plan Period is 1,500 shares subject to certain other limitations. The exercise price for the option for each Plan Period is 85% of the lesser of the market price of the Common Stock on the first or last business day of the Plan Period. If an employee is not a participant on the last day of the Plan Period, such employee is not entitled to exercise his or her option, and the amount of his or her accumulated payroll deductions will be refunded. An employee's rights under the 1995 Purchase Plan terminate upon his or her voluntary withdrawal from the 1995 Purchase Plan at anytime or upon termination of employment. Under the 1995 Purchase Plan, the Company issued 7,615, 10,239 and 32,288 shares in 1998, 1997 and 1996, respectively.

 Common Stock

  The Company has reserved for future issuance 13,569,184 shares of Common Stock for the exercise of stock options outstanding or available for grant.

  On May 17, 1996, the stockholders approved an increase in authorized Common Stock from 30,000,000 shares, $0.001 par value per share to 60,000,000 shares, $0.001 par value per share.

  In June 1996, the Company issued 3,547,332 shares in connection with the second public offering of its common stock.

  On May 14, 1998, the stockholders approved an increase of authorized Common Stock from 60,000,000 shares, $0.001 par value per share to 150,000,000 shares, $0.001 par value per share.

 Preferred Stock

  The Company is authorized to issue 5,000,000 shares of preferred stock, $0.01 par value per share. The Company has no present plans to issue such shares.

8. Commitments

  The Company leases certain office space, equipment and software under various noncancelable operating leases. Certain of these leases contain stated escalation clauses while others contain renewal options.

  Rental expense for the years ended December 31, 1998, 1997 and 1996 totaled approximately $2,787,000, $715,000 and $620,000 respectively. Lease commitments under these noncancelable operating leases for the years ended December 31 are as follows:

                                                                  (In thousands)
     1999........................................................    $ 4,594
     2000........................................................      4,631
     2001........................................................      4,183
     2002........................................................      2,715
     2003........................................................      1,432
     Thereafter..................................................        103
                                                                     -------
       Total future minimum lease payments.......................    $17,658
                                                                     =======

                             CITRIX SYSTEMS, INC.

9. Income Taxes

  The United States and foreign components of income from continuing operations before income taxes are as follows:

                                                          1998    1997    1996
                                                         ------- ------- -------
                                                             (In thousands)
     United States...................................... $93,219 $64,094 $21,728
     Foreign............................................   2,253     528     535
                                                         ------- ------- -------
       Total............................................ $95,472 $64,622 $22,263
                                                         ======= ======= =======

  The components of the provision for (benefit from) income taxes are as follows:

                                                      1998      1997     1996
                                                    --------  --------  -------
                                                         (In thousands)
     Current:
       Federal..................................... $ 39,026  $ 39,613  $ 5,868
       Foreign.....................................    1,907       565      --
       State.......................................    7,339     7,448      863
                                                    --------  --------  -------
         Total current.............................   48,272    47,626    6,731
     Deferred......................................  (13,902)  (24,362)  (3,169)
                                                    --------  --------  -------
         Total income tax expense.................. $ 34,370  $ 23,264  $ 3,562
                                                    ========  ========  =======

  The significant components of the Company's deferred income taxes are approximately as follows:

                                                                  December 31
                                                                ---------------
                                                                 1998    1997
                                                                ------- -------
                                                                (In thousands)
     Deferred tax assets:
       In-process research and development..................... $ 7,727 $ 1,334
       Deferred revenue........................................  28,882  22,087
       Accounts receivable allowances..........................   2,415   2,364
       Depreciation and amortization...........................     298      71
       Other...................................................   2,837   1,675
                                                                ------- -------
                                                                $42,159 $27,531
                                                                ======= =======

  During 1998 and 1997 respectively, the Company generated and utilized approximately $2,542,000 and $1,492,000 of research and development tax credits. During 1997, the Company also utilized all available research and development and alternative minimum tax credit carryforwards of approximately $535,000 and $72,000, respectively. At December 31, 1998, the Company had no tax credit carryovers available for future use.

  There was no change in the valuation allowance for deferred tax assets for the year ended December 31, 1998 and 1997. The Company's net change in its valuation allowance for the years ended December 31, 1996 was a decrease of $5,072,000.

                             CITRIX SYSTEMS, INC.

  A reconciliation of the Company's income tax rate to the statutory federal rate is as follows:

                                                       Year Ended December 31
                                                       ------------------------
                                                        1998     1997     1996
                                                       -------  -------  ------
                                                           (In thousands)
     Federal and statutory rate....................... $33,415  $22,618  $7,792
     State income taxes...............................   3,476    2,942     891
     Foreign sales corporation benefits...............  (1,226)    (957)    (95)
     Other permanent differences......................     109      180      98
     Tax credits......................................  (2,542)  (1,492)    --
     Change in valuation allowance....................     --       --   (5,072)
     Other............................................   1,138      (27)    (52)
                                                       -------  -------  ------
                                                       $34,370  $23,264  $3,562
                                                       =======  =======  ======

10. Benefit Plan

  The Company maintains a 401(k) benefit plan (the "Plan") allowing eligible employees to contribute up to 15% of their annual compensation, limited to an annual maximum amount as set periodically by the Internal Revenue Service. The Company, at its discretion, may contribute up to $0.50 on each dollar of employee contribution, limited to a maximum of 6% of the employee's annual contribution. In 1998, the Company matching contribution was $327,483. No matching contributions to the Plan were made prior to 1998. The Company contribution vests over a four year period at 25% per year.

11. Significant Customers

  The Company had net revenue attributed to individual customers in excess of 10% of total net sales as follows:

                                                                    Year ended
                                                                   December 31
                                                                  --------------
                                                                  1998 1997 1996
                                                                  ---- ---- ----
     Customer A..................................................  8%  17%  22%
     Customer B..................................................  6%   9%  12%
     Customer C.................................................. 11%   6%   3%
     Shareholder................................................. 13%   8%  --

12. Related Party Transactions

  An entity which held a greater than 5% interest in the Company at December 31, 1998 and 1997 is a party to one of the licensing agreements discussed in
Note 2. The Company recognized $8.5 million, $7.8 million and $3.5 million of royalty expense in cost of revenues in the years ended December 31, 1998, 1997 and 1996, respectively, and has accrued royalties and other accounts payable of $2.9 million and $3.0 million at December 31, 1998 and 1997, respectively, in connection with this agreement.

  The Company and this entity also entered into a License, Development and Marketing Agreement (the "Development Agreement") which provides for the licensing to the entity of certain of the Company's technology. Pursuant to the terms of the Development Agreement, the Company received an aggregate of $75 million as a non-refundable initial fee. Under the terms of the Development Agreement, the Company is entitled to receive payments of an additional $100 million, in quarterly payments, a portion of which has already been recieved. The Company has recognized revenue of approximately $31.7 million in 1998 and $9.6 million in 1997 in connection with the Development Agreement.

                             CITRIX SYSTEMS, INC.

13. Information Relating to Export Revenue

  Export revenue representing shipments of finished goods and services provided to international customers, by geographical areas are as follows:

                                                          Year ended December 31
                                                          ----------------------
                                                           1998    1997    1996
                                                          ------- ------- ------
                                                              (In thousands)
     Europe.............................................. $64,130 $19,214 $4,977
     Pacific Rim.........................................  10,762   4,022  1,342
     Other...............................................   2,760   2,320    734
                                                          ------- ------- ------
                                                          $77,652 $25,556 $7,053
                                                          ======= ======= ======

14. Earnings Per Share

  The following table sets forth the computation of basic and diluted earnings per share:

                                                        Year ended December 31
                                                        -----------------------
                                                         1998    1997    1996
                                                        ------- ------- -------
                                                         (In thousands, except
                                                        per share information)
Numerator:
  Net income........................................... $61,102 $41,358 $18,701
                                                        ======= ======= =======
Denominator:
  Denominator for basic earnings per share--weighted
   average shares......................................  42,118  40,861  37,771
Effect of dilutive securities:
  Employee stock options...............................   3,530   2,770   2,989
  Warrants.............................................     --      --      145
                                                        ------- ------- -------
  Dilutive potential common shares.....................   3,530   2,770   3,134
  Denominator for diluted earnings per share--adjusted
   weighted-average shares.............................  45,648  43,631  40,905
                                                        ======= ======= =======
Basic earnings per share............................... $  1.45 $  1.01 $  0.50
                                                        ======= ======= =======
Diluted earnings per share............................. $  1.34 $  0.95 $  0.46
                                                        ======= ======= =======

15. Stock Splits

  On May 17, 1996, the Board of Directors declared a two-for-one stock split in the form of a stock dividend to be paid on or about June 4, 1996 to stockholders of record of the Company's Common Stock on May 28, 1996.

  On January 25, 1998, the Board of Directors declared a three-for-two stock split in the form of a stock dividend paid on February 20, 1998 to stockholders of record of the Company's Common Stock on February 12, 1998.

  The number of options issuable and previously granted and their respective exercise prices under the Company's stock option plans have been proportionately adjusted to reflect these stock splits.

  The accompanying consolidated financial statements have been retroactively restated to reflect these stock splits.

                             CITRIX SYSTEMS, INC.

16. Recent Accounting Pronouncements

  In March 1998, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". The Company plans to adopt the SOP in 1999. The SOP will require the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal use. The Company currently expenses such costs as incurred. Management has not yet determined what the effect of SOP 98-1 will be on the Company's consolidated financial position, results of operations or cash flows.

  In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activity" ("SFAS 133"), which is required to be adopted in years beginning after June 15, 1999. The Statement permits early adoption as of the beginning of any fiscal quarter. The Company has yet to determine its date of adoption. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges of underlying transactions must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company will comply with the requirements of SFAS 133 when it becomes effective; this is not expected to have a material effect on the Company's consolidated financial position, results of operations or cash flows.

  In December 1998, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions". The SOP addresses software revenue recognition as it applies to certain multiple-element arrangements. SOP 98-9 also amends SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2", to extend the deferral of application of certain passages of SOP 97-2 through fiscal years beginning on or before March 15, 1999. All other provisions of SOP 98-9 are effective for transactions entered into in fiscal years beginning after March 15, 1999. The Company will comply with the requirements of this SOP as they become effective; this is not expected to have a material effect on the Company's consolidated financial position, results of operations or cash flows.

17. Subsequent Events

  On March 1, 1999, the Company announced a two-for-one stock split in the form of a stock dividend to be paid on or about March 25, 1999, to stockholders of record as of March 17, 1999. Earnings per share amounts appearing in this Form 10-K have not been retroactively adjusted to reflect this two-for-one stock split.

Supplemental Financial Information

Quarterly Financial Information (Unaudited)
(In thousands, except per share amounts)

                                        First  Second   Third  Fourth   Total
                                       Quarter Quarter Quarter Quarter   Year
                                       ------- ------- ------- ------- --------
1998 (a)
Net Revenues.........................  $49,302 $56,204 $67,621 $75,509 $248,636
Gross margin.........................   44,453  51,523  63,712  72,266  231,954
Income from operations...............   16,524  12,482  23,979  32,519   85,504
Net Income...........................   12,277   9,620  16,898  22,307   61,102
Basic earnings per common share (b)..     0.29    0.23    0.40    0.52     1.45
Diluted earnings per common share
 (b).................................     0.27    0.21    0.37    0.48     1.34
1997
Net Revenues.........................  $21,521 $24,517 $34,941 $42,941 $123,920
Gross margin.........................   19,327  22,226  31,500  38,576  111,629
Income from operations...............   10,133  10,698  17,292  16,605   54,728
Net Income...........................    7,493   8,299  13,073  12,493   41,358
Basic earnings per common share (b)..     0.19    0.20    0.32    0.30     1.01
Diluted earnings per common share
 (b).................................     0.18    0.19    0.30    0.28     0.95

--------
(a) The above 1998 quarterly information have been adjusted to reflect the restatement as further discussed in Note 2.
(b) Basic and diluted earnings per share amounts do not reflect stock split declared on March 1, 1999.

                              CITRIX SYSTEMS, INC.

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

                                    Charged to Charged to
                         Beginning  Costs and    Other                      Balance at
                         of Period   Expenses   Accounts     Deductions    End of Period
                         ---------- ---------- ----------    ----------    -------------
1998
Deducted from asset
 accounts:
  Allowance for doubtful
   accounts............. $1,698,748 $  619,955        --     $  726,047     $1,592,656
  Allowance for
   returns..............  4,599,238        --  $   42,229(1)        --       4,641,467
                         ---------- ---------- ----------    ----------     ----------
                         $6,297,986 $  619,955 $   42,229    $  726,047     $6,234,123
                         ========== ========== ==========    ==========     ==========
1997
Deducted from asset
 accounts:
  Allowance for doubtful
   accounts............. $  624,204 $1,398,608        --     $  324,064(2)  $1,698,748
  Allowance for
   returns..............  1,927,835        --  $2,671,403(1)        --       4,599,238
                         ---------- ---------- ----------    ----------     ----------
                         $2,552,039 $1,398,608 $2,671,403    $  324,064     $6,297,986
                         ========== ========== ==========    ==========     ==========
1996
Deducted from asset
 accounts:
  Allowance for doubtful
   accounts............. $  399,459 $  624,427        --     $  399,682(2)  $  624,204
  Allowance for
   returns..............    608,966        --   1,318,869(1)        --       1,927,835
  Valuation allowance
   for deferred tax
   assets...............  5,072,000        --         --      5,072,000(3)         --
                         ---------- ---------- ----------    ----------     ----------
                         $6,080,425 $  624,427 $1,318,869    $5,471,682     $2,552,039
                         ========== ========== ==========    ==========     ==========

--------
(1) Netted against net revenues.
(2) Uncollectible accounts written off, net of recoveries.
(3) Recognition of deferred tax asset.

                                 EXHIBIT INDEX

 Exhibit No.                          Description
 -----------                          -----------                           ---
   2.1(5)    Agreement and Undertaking by and among the Non-Executive
             Directors of APM Limited, the Executive Directors of APM
             Limited, and Citrix Systems, Inc.

   2.2(5)    Recommended Offers by Citrix Systems, Inc. for APM Limited

   3.1(1)    Amended and Restated Certificate of Incorporation of the
             Company

   3.2(1)    Amended and Restated By-laws of the Company

   3.3(7) Certificate of Amendment of Amended and Restated Certificate of Incorporation

   4.1(1)    Specimen certificate representing the Common Stock

  10.1(1)*   1989 Stock Option Plan

  10.2(1)*   1995 Stock Plan

  10.3(1)*   1995 Non-Employee Director Stock Option Plan

  10.4(1)*   1995 Employee Stock Purchase Plan, as amended

  10.5(1)    Microsoft Corporation Source Code Agreement between the
             Company and Microsoft Corporation ("Microsoft") dated
             November 15, 1989

  10.6(1)    Amendment No. 1 to the Source Code Agreement between the
             Company and Microsoft dated October 1, 1992

  10.7(1)    License Agreement for Microsoft OS/2 Version Releases 1.x,
             2.x between the Company and Microsoft dated August 15, 1990

  10.8(1) Amendment No. 1 to the License Agreement between the Company and Microsoft dated August 15, 1990, Contract No. 5198-0228 dated May 6, 1991

  10.9(1)    Amendment No. 2 to License Agreement between the Company and
             Microsoft for Microsoft OS/2 Version Releases 1.x, 2.x, dated October 1, 1992

  10.10(1) Amendment No. 3 to the License Agreement between the Company and Microsoft dated August 15, 1990, Contract No. 5198-0228 dated January 1, 1994

  10.11(1) Amendment No. 4 to the License Agreement between the Company and Microsoft dated August 15, 1990, dated January 31, 1995

  10.12(1)   Strategic Alliance Agreement between the Company and
             Microsoft dated December 12, 1991

  10.13(1)   Form of Indemnification Agreement

  10.14(2)   Lease Agreement between Halmos Trading and Investment
             Company and the Company dated June 6, 1996

  10.15(3)   License, Development and Marketing Agreement dated July 9,
             1996 between the Company and Microsoft Corporation

  10.16(4)   License, Development and Marketing Agreement dated May 9,
             1997 between the Company and Microsoft Corporation

  10.17(6)   Amendment No. 1 to License, Development and Marketing
             Agreement dated May 9, 1997 between the Company and
             Microsoft Corporation

  10.18** Employment Agreement dated as of January 1, 1999 by and between the Company and Roger W. Roberts.

  21.1**     List of Subsidiaries

  23.1**     Consent of Ernst & Young LLP

  24.1**     Power of Attorney (Included in signature page)

  27.1**     Financial Data Schedule

--------
(1) Incorporated herein by reference to the exhibits to the Company's Registration Statement on Form S-1 (File No. 33-98542), as amended.
(2) Incorporated herein by reference to Exhibit 10.27 of the Company's Registration Statement on Form S-1 (File No. 333-4515), as amended.
(3) Incorporated herein by reference to Exhibit 10 of the Company's Quarterly report on Form 10-Q for the quarter ended September 30, 1996.
(4) Incorporated herein by reference to Exhibit 10 of the Company's Current Report on Form 8-K dated as of May 9, 1997.
(5) Incorporated herein by reference to the exhibits of the Company's Current Report on Form 8-K dated as of June 30, 1998.
(6) Incorporated herein by reference to Exhibit 10 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.
(7) Incorporated herein by reference to Exhibits 3 and 4 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.
 * Indicates a management contract or any compensatory plan, contract or arrangement.
** Filed herewith.