Form 10-Q
period 1999-03-31
CITRIX SYSTEMS INC
filed 1999-05-17
CIK 877890

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  (Mark One)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999


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

Yes  x   No ___
    ---

  As of April 30, 1999 there were 87,269,955 shares of the registrant's Common Stock, $.001 par value per share, outstanding.

                             CITRIX SYSTEMS, INC.

                                   Form 10-Q
                     For the Quarter Ended March 31, 1999



                                   CONTENTS


                                                                    Page Number
                                                                    -----------
PART I:   FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements (Unaudited)

               Condensed Consolidated Balance Sheets:
               March 31, 1999 and December 31, 1998                         3

               Condensed Consolidated Statements of Income:
               Three Months Ended March 31, 1999 and 1998                   5

               Condensed Consolidated Statements of Cash Flows:
               Three Months Ended March 31, 1999 and 1998                   6

               Notes to Condensed Consolidated
               Financial Statements                                         7

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                    10

Item 3.   Qualitative & Quantitative Disclosures About Market Risk         24

PART II:  OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds                        25

Item 6.   Exhibits and Reports on Form 8-K                                 25

          Signatures                                                       26

          Exhibit Index                                                    27

          Exhibit 1.1

          Exhibit 4.1, 10.1

          Exhibit 4.2

          Exhibit 4.3, 10.2

          Exhibit 27.1

                         PART I: FINANCIAL INFORMATION

ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             Citrix Systems, Inc.

                     Condensed Consolidated Balance Sheets
                                  (Unaudited)

                                                       March 31,         December 31,
                                                          1999               1998
                                                 ---------------------------------------
                                                              (in thousands)
Assets
Current assets:
 Cash and cash equivalents                                  $413,104            $127,546
 Short-term investments                                       43,375              56,934
 Accounts receivable, net of allowances of
  $6,171 and $6,234 at March 31, 1999 and
  December 31, 1998, respectively                             43,774              32,798

 Inventories                                                   4,761               4,071
 Prepaid expenses                                              2,751               6,745
 Other current assets                                          3,746               3,037
 Current portion of deferred tax assets                       25,148              12,885
                                                            --------            --------
Total current assets                                         536,659             244,016

Long-term investments                                        162,771              97,108
Property and equipment, net                                   15,252              14,183
Long-term portion of deferred tax assets                      31,501              29,183
Other assets                                                  16,041                  91
Intangible assets, net                                        43,021              46,799
                                                            --------            --------
                                                            $805,245            $431,380
                                                            ========            ========

Continued on following page.

                             Citrix Systems, Inc.

                                  (Unaudited)

                                                       March 31,         December 31,
                                                          1999               1998
                                                 ---------------------------------------
                                                     (in thousands, except par value)
Liabilities and stockholders' equity
Current liabilities:
 Accounts payable and other accrued expenses                $ 44,333             $ 29,735
 Accrued royalties and other accounts payable
  to stockholder                                               3,198                2,891
 Deferred revenue                                             14,868               10,107
 Current portion of deferred revenues on
  contract with stockholder                                   39,898               39,830
 Income taxes payable                                         19,347                2,553
                                                            --------             --------
Total current liabilities                                    121,644               85,116

Long-term liabilities:
 Deferred revenues on contract with stockholder               38,870               48,810
 Convertible subordinated debentures                         301,894                   --
                                                            --------             --------
Total long-term liabilities                                  340,764               48,810

Stockholders' equity:
 Common stock at $.001 par value--150,000 shares
  authorized; and 87,254 and 85,923 issued and
  outstanding at March 31, 1999 and
  December 31, 1998, respectively                                 87                   86
 Additional paid-in capital                                  207,821              188,207
 Retained earnings                                           134,929              109,161
                                                            --------             --------
Total stockholders' equity                                   342,837              297,454
                                                            --------             --------
                                                            $805,245             $431,380
                                                            ========             ========

See accompanying notes.

                              Citrix Systems, Inc.

                  Condensed Consolidated Statements of Income

                                  (Unaudited)

                                                                                    Three Months Ended
                                                                                        March 31,
                                                                       ------------------------------------------
                                                                                 1999                 1998
                                                                       ------------------------------------------
                                                                      (in thousands, except per share information)
Revenues:
 Net revenues--unrelated parties                                               $75,166              $45,552
 Net revenues--stockholder                                                       9,873                3,750
                                                                               -------              -------
Net revenues                                                                    85,039               49,302
Cost of revenues:
        Cost of revenues--unrelated parties                                      4,280                3,673
        Cost of revenues--stockholder                                              242                1,176
                                                                               -------              -------
Total cost of revenues                                                           4,522                4,849
                                                                               -------              -------
Gross margin                                                                    80,517               44,453

Operating expenses:
 Research and development                                                        8,406                3,278
 Sales, marketing and support                                                   24,769               14,888
 General and administrative                                                      6,410                3,705
 Amortization of intangible assets                                               3,778                  774
 In-process research and development                                                --                5,284
                                                                               -------              -------
Total operating expenses                                                        43,363               27,929
                                                                               -------              -------
Income from operations                                                          37,154               16,524

Interest income, net                                                             3,513                2,659
Interest expense                                                                  (404)                  --
                                                                               -------              -------
Income before income taxes                                                      40,263               19,183

Income taxes                                                                    14,495                6,906
                                                                               -------              -------
Net income                                                                     $25,768              $12,277
                                                                               =======              =======
Earnings per common share:
 Basic earnings per share                                                        $0.30                $0.15
                                                                               =======              =======
 Weighted average shares outstanding                                            86,492               83,248
                                                                               =======              =======
Earnings per common share--assuming dilution:
 Diluted earnings per share                                                      $0.28                $0.14
                                                                               =======              =======
 Weighted average shares outstanding                                            93,682               89,616
                                                                               =======              =======

See accompanying notes.

                             Citrix Systems, Inc.
                Condensed Consolidated Statements of Cash Flows

                                  (Unaudited)

                                                                                             Three Months Ended
                                                                                                  March 31,
                                                                                 ----------------------------------------
                                                                                          1999                 1998
                                                                                 ----------------------------------------
                                                                                               (in thousands)
Operating activities
Net income                                                                            $  25,768            $ 12,277
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                                           5,400               1,586
  (Recovery of) provision for doubtful accounts                                             (63)                555
  Recovery of product returns                                                                --                (824)
  Tax benefit related to the exercise of non-statutory stock options and
   disqualified dispositions of incentive stock options                                   7,860               4,078
  Accretion of original issue discount                                                      391                  --
  In-process research and development                                                        --               5,284
  Changes in operating assets and liabilities, net of effects of acquisitions:
   Accounts receivable                                                                  (10,913)             (7,755)
   Inventories                                                                             (690)                 (2)
   Prepaid expenses                                                                       3,994                (518)
   Other current assets                                                                    (709)                 --
   Other assets                                                                          (6,904)                 --
   Deferred tax assets                                                                  (14,581)              1,508
   Deferred revenue                                                                       4,761                 865
   Deferred revenue on contract with stockholder                                         (9,872)             (3,750)
   Accounts payable and other accrued expenses                                           14,861                 776
   Accrued royalties and other accounts payable to stockholder                              307                 185
   Income taxes payable                                                                  16,794                 252
                                                                                       --------            --------
Net cash provided by operating activities                                                36,404              14,517

Investing activities
Purchases of investments                                                               (102,411)            (33,442)
Proceeds from sale of investments                                                        50,308              19,785
Cash paid for acquisitions                                                                   --             (17,500)
Cash paid for licensing agreement                                                          (250)             (2,125)
Purchases of property and equipment                                                      (2,691)             (4,184)
                                                                                       --------            --------
Net cash used in investing activities                                                   (55,044)            (37,466)

Financing activities
Net proceeds from issuance of common stock                                               11,755               1,849
Net proceeds from issuance of convertible subordinated debentures                       292,458                  --
Payments on capital lease obligations                                                       (15)                 35
                                                                                       --------            --------
Net cash provided by financing activities                                               304,198               1,884
                                                                                       --------            --------

Increase (decrease) in cash and cash equivalents                                        285,558             (21,065)
Cash and cash equivalents at beginning of period                                        127,546             140,081
                                                                                       --------            --------
Cash and cash equivalents at end of period                                             $413,104            $119,016
                                                                                       ========            ========

See accompanying notes.

                             Citrix Systems, Inc.
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)
                                March 31, 1999


1.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown are of a normal recurring nature and have been reflected in the unaudited condensed consolidated financial statements. The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or for any future period. The information included in these unaudited condensed consolidated financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the consolidated financial statements and accompanying notes included in the Citrix Systems, Inc. (the "Company") Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

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

3.   Revenue Recognition

Revenue is recognized when earned. The Company's revenue recognition policies are in compliance with the American Institute of Certified Public Accountants Statement of Position ("SOP") 97-2 (as amended by SOP 98-4 and SOP 98-9), "Software Revenue Recognition". Product revenues are recognized upon shipment of the software product only if no significant Company obligations remain, the fee is fixed or determinable, and collection of the resulting receivable is deemed probable. In the case of non-cancelable product licensing arrangements under which certain Original Equipment Manufacturers ("OEMs") have software reproduction rights, initial recognition of revenue also requires delivery and customer acceptance of the product master or first copy. Subsequent recognition of revenues is based upon reported royalties from the OEMs as well as estimates of royalties due through the Company's reporting date. Revenue from packaged product sales to distributors and resellers is recorded when related products are shipped. In software arrangements that include rights to multiple software products, post-contract customer support, and/or other services, the Company allocates the total arrangement fee among each deliverable based on the relative fair value of each of the deliverables determined based on vendor-specific objective evidence. Product returns and sales allowances, including stock rotations, are estimated and provided for at the time of sale. Revenues from training and consulting are recognized when the services are performed. Service and subscription revenues from customer maintenance fees for ongoing customer support and product updates and upgrades are based on the price charged or derived value of the undelivered elements and are recognized ratably over the term of the contract, which is typically twelve months. Service revenues, which are immaterial when compared to net revenues, are included in net revenues on the face of the statement of income.

4.   Convertible Subordinated Debentures

In March 1999, the Company sold $850.0 million principal amount at maturity of its zero coupon convertible subordinated debentures (the "debentures") due March 22, 2019 in a private placement. The debentures were priced with a yield to maturity of 5.25% and resulted in net proceeds to the Company of approximately $292.5 million (net of original issue discount and debt issuance costs). Except under limited circumstances, no interest will be paid on the debentures prior to maturity. The debentures are convertible at the option of the security holder at any time on or before the maturity date at a conversion rate of 7.0306 shares of the Company's common stock for each $1,000 principal amount at maturity of debentures, subject to adjustment in certain events. The Company may redeem the debentures on or after March 22, 2004. Holders may require the Company to repurchase the debentures, at set redemption prices (equal to the issue price plus accrued original issue discount) beginning on March 22, 2004.

5.   Earnings per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options. Convertible shares related to the convertible subordinated debentures were excluded from the computation of diluted earnings per share because of their antidilutive effect.

All share and per share data has been retroactively adjusted to reflect the two-for-one stock split in the form of a stock dividend paid on March 25, 1999 to stockholders of record as of March 17, 1999.

The following table sets forth the computation of basic and diluted earnings per share:

                                                                            Three Months Ended
                                                                                March 31,
                                                                 --------------------------------------
                                                                         1999               1998
                                                                 --------------------------------------
   Numerator:
  Net income                                                                 $25,768            $12,277
                                                                             =======            =======
   Denominator:
      Denominator for basic earnings per share --
        weighted-average shares outstanding                                   86,492             83,248
      Effect of dilutive securities:
        Employee stock options                                                 7,190              6,368
                                                                             -------            -------
      Denominator for diluted earnings per share --
        adjusted weighted-average shares outstanding                          93,682             89,616
                                                                             =======            =======
   Basic earnings per share                                                  $  0.30            $  0.15
                                                                             =======            =======
   Diluted earnings per share                                                $  0.28            $  0.14
                                                                             =======            =======

6.   Reclassifications

Certain reclassifications have been made for consistent presentation.

7.   Recent Accounting Pronouncements

In March 1998, the Accounting Standards Board issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". The Company has adopted the SOP during the current quarter. The SOP requires the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal use. The Company does not expect the adoption of the SOP to have a material effect on the Company's consolidated financial position, results of operations or cash flows.

In December 1998, the Accounting Standards Board issued Statement of Position ("SOP") 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions". The SOP addresses software revenue recognition as it applies to certain multiple-element arrangements. SOP 98-9 also amends SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2", to extend the deferral of application of certain passages of SOP 97-2 through fiscal years beginning on or before March 15, 1999. All other provisions of SOP 98-9 are effective for transactions entered into in fiscal years beginning after March 15, 1999. The Company will comply with the requirements of this SOP as they become effective, which the Company does not expect to have a material effect on the Company's consolidated financial position, results of operations or cash flows.

8.   Subsequent Events

On April 15, 1999, the Board of Directors approved a stock repurchase program authorizing the repurchase of up to $200 million of the Company's common stock. Purchases will be made from time to time in the open market and paid out of general corporate funds.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

  The Company develops, markets, sells and supports innovative client and serverbased computing software that enables effective and efficient deployment of enterprise applications that are designed for Microsoft Windows operating systems. The Company began shipping its WinFrame product in final form in the third quarter of 1995 and its MetaFrame product in the second quarter of 1998. These products, together with their related options, have comprised the largest source of the Company's revenue.

  On May 9, 1997, the Company and Microsoft entered into a License, Development and Marketing Agreement, as amended (the "Development Agreement"), which provides for the licensing to Microsoft of certain of the Company's multi-user software enhancements to Microsoft's Windows NT Server and for the cooperation between the parties for the development of certain future multi-user versions of Microsoft Windows NT Server, Terminal Server Edition ("NT Terminal Server"). Under the terms of the Development Agreement, as amended, the Company is entitled to receive payments of $100 million, in quarterly payments, $55 million of which has already been received.

  As a result of the Development Agreement, the Company will continue to support the Microsoft Windows NT platform, but the MetaFrame products and later releases will no longer directly incorporate Windows NT technology. The Company plans to continue developing enhancements to its MetaFrame product line and expects that this product, WinFrame products and associated options and royalties derived under the terms of the Development Agreement will constitute a majority of its revenues for the foreseeable future.

  The Company's revenue recognition policies are in compliance with the American Institute of Certified Public Accountants Statement of Position ("SOP") 97-2 (as amended by SOP 98-4 and SOP 98-9), "Software Revenue Recognition" as described in Note 3 of the Notes to Condensed Consolidated Financial Statements included in this report.

  On March 22, 1999, the Company completed a private placement of zero coupon convertible subordinated debentures due March 22, 2019 (the "debentures") which resulted in net proceeds to the Company of approximately $292.5 million (net of original issue discount and debt issuance costs). The debentures were offered at an issue price to investors equal to the principal amount at maturity of each debenture less original issue discount. The debentures are general unsecured obligations of the Company and are subordinated to all existing and future senior indebtedness of the Company. The debentures were priced with a yield to maturity of 5.25%. Except under limited circumstances, no interest will be paid on the debentures prior to maturity. The Company intends to use the net proceeds of the offering for working capital and other general corporate purposes. The debentures are convertible, unless previously redeemed or purchased, at any time on or before the maturity date at a conversion rate of 7.0306 shares of the Company's common stock for each $1,000 principal amount at maturity of debentures, subject to adjustment in certain events. The Company may redeem the debentures on or after March 22, 2004. In the event of a redemption, the debentures will be purchased for cash at a price equal to the issue price of the debentures plus accrued original issue discount through the date of redemption. Holders may also require the Company to repurchase the debentures upon a change in control. In the event of a change in control, debentures will be purchased for cash at a price equal to the issue price of the debentures plus accrued original issue discount through the date of purchase. The Company has agreed to file with the Securities and Exchange Commission a registration statement in respect of the resale of the debentures and the Common Stock issuable upon conversion of the debentures. The Company will be required to pay additional interest on the debentures if it fails to comply with certain obligations under the registration rights agreement.

  The discussion below relating to the individual financial statement captions, the Company's overall financial performance, operations and financial position should be read in conjunction with the factors and events described in "Overview" and "Certain factors which may affect future results" which, it is anticipated, may impact the Company's future performance and financial position.

Results of operations

  The following table sets forth statement of operations data of the Company expressed as a percentage of net revenues and as a percentage of change from period-to-period for the periods indicated.



                                                                                             Change from Three
                                                                     Three Months Ended        Months Ended
                                                                         March 31,            March 31, 1999
                                                                    ---------------------           vs.
                                                                     1999         1998        March 31, 1998
                                                                    --------------------------------------------
Net revenues......................................................       100.0%   100.0%            72.4%
Cost of revenues..................................................         5.3      9.8             (6.7)
                                                                         -----    -----
Gross margin......................................................        94.7     90.2             81.1
Operating expenses:
 Research and development.........................................         9.9      6.6            156.4
 Sales, marketing and support.....................................        29.1     30.2             66.4
 General and administrative.......................................         7.5      7.5             73.0
 Amortization of intangible assets................................         4.4      1.6                *
 In-process research and development..............................          --     10.7                *
                                                                         -----    -----
  Total operating expenses........................................        50.9     56.6             55.3
                                                                         -----    -----
Income from operations............................................        43.8     33.6            124.8
Interest income, net..............................................         4.1      5.4             32.1
Interest expense..................................................        (0.5)      --                *
                                                                         -----    -----
Income before income taxes........................................        47.4     39.0            109.9
Income taxes......................................................        17.0     14.0            109.9
                                                                         -----    -----
Net income........................................................        30.4%    25.0%           109.9%
                                                                         =====    =====

*  Not meaningful.

  Net Revenues. The increases in net revenues in the first quarter of 1999 compared to the first quarter of 1998 were primarily attributable to an increase in volume of shipments of the Company's MetaFrame and system options products and, to a lesser extent, an increase in revenue related to the Development Agreement with Microsoft. System option products include additional user licenses as well as other options, which are applicable to both the MetaFrame and WinFrame product lines. The overall increase in net revenues was offset by a decrease in the volume of shipments of the WinFrame product and decreased volume in licensing of OEM products.

  An analysis of Company net revenue is detailed in the table below. Net revenue is segregated into six categories: WinFrame-based products, MetaFrame-based products, system options products, OEM revenue, Microsoft royalties and other revenue. The Company's WinFrame, MetaFrame, system options products and OEM revenues represent product license fees based upon the Company's multi-user NT-based technology. The OEM revenue consists of license fees and royalties from third party manufacturers who are granted a license to incorporate and/or market the Company's multi-user technologies in their own product offerings. Microsoft royalties represent fees recognized in connection with the Development Agreement.



                                                                                           Revenue Growth for
                                                          Three Months Ended             the Three Months Ended
                                                              March 31,                      March 31, 1999
                                               ----------------------------------------            vs.
                                                      1999                 1998              March 31, 1998
                                               ------------------  --------------------  ----------------------
WinFrame-based products......................            8%                   53%                   (75%)
MetaFrame-based products.....................           46                     -                      *
System options products......................           30                    18                    177
OEM revenue..................................            2                    16                    (73)
Microsoft royalties..........................           12                     8                    163
Other revenue................................            3                     5                     (4)
                                                      ----                  ----                    ---
Net revenues.................................          100%                  100%                   114%

*  Not meaningful.

  International. International revenues (sales outside of the United States) accounted for approximately 39% and 28% of net revenues for the three months ended March 31, 1999 and 1998, respectively. The Company expects international revenue to account for a larger percentage of total revenue in 1999 than in 1998.

  The Company will continue investing in international markets and expanding its international operations by establishing additional foreign operations, hiring personnel, expanding its international direct sales force and adding third party channel partners. International revenues may fluctuate in future periods as a result of difficulties in staffing, dependence on an independent distribution channel, competition, variability of foreign economic and political conditions and changing restrictions imposed by regulatory requirements, localized product release timing and marketing such products in foreign countries.

  Cost of Revenues. Cost of revenues consists primarily of the cost of royalties, product media and duplication, manuals, packaging materials and shipping expense. Cost of OEM revenues included in cost of revenues primarily consists of cost of royalties, except where the OEM elects to purchase shrink wrapped products in which case such costs are as described in the previous sentence. All development costs incurred in connection with the Development Agreement are expensed as incurred as a separate component of cost of revenues.

  Gross Margin. Gross margin increased from 90.2% in the first quarter of 1998 to 94.7% in the first quarter of 1999 primarily due to the introduction of the MetaFrame product line and an increase in system options products. The MetaFrame product line began shipping in June 1998 and has a relatively high gross margin contribution compared to the WinFrame product line as the MetaFrame product line bears no royalties. The increase in gross margin as a percentage of revenue related to the Development Agreement also increased due to an increase in revenue related to the Development Agreement and a decrease in related development costs. The increase in gross margin was partially offset by an increase in inventory reserves.

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

  Sales, Marketing and Support Expenses. The increase in sales, marketing and support expenses resulted primarily from increased efforts in promotional and advertising activities related to specific product lines and corporate branding. Promotional activities include co-op advertising programs and other promotional activities such as those directed at resellers, training programs, trade shows and other direct mail programs. Sales, marketing and support staff and associated salaries, commissions and related expenses also increased due to efforts to increase the Company's international sales force and marketing programs.

  General and Administrative Expenses. The increase in general and administrative expenses is primarily due to increased expenses associated with additional staff, associated salaries and related expenses necessary to support overall increases in the scope of the Company's operations. The increase in general and administrative expenses was partially offset by lower bad debt expenses as compared to the same quarter of 1998.

   Amortization of Intangible Assets. The increase in amortization of goodwill and identifiable intangible assets is primarily due to the APM Ltd. and VDOnet Corporation Ltd. acquisitions. The Company acquired APM Ltd. for approximately $40.4 million in June 1998 and acquired VDOnet Corporation Ltd. for approximately $8.0 million in July 1998.

   In-Process Research and Development Expenses. During 1998, the Company completed certain acquisitions and licensing arrangement. Since the respective dates of acquisition and licensing, the Company has used the acquired in-process technology to develop new product offerings and enhancements, which have or will become part of the Company's suite of products when completed. Functionality included in products using the acquired in-process technology have been introduced at various times following the respective transaction dates of the acquired assets and licensing, and the Company currently expects to complete the development of the remaining projects at various dates between 1999 and 2000. Upon completion, the Company has offered and intends to offer the related products to its customers.

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

  A description of the in-process research and development and the estimates made by the Company for EPiCON, Insignia, APM and VDOnet is summarized below. All of the acquired projects are targeted for the server-based computing market. After the acquisition or license of each technology, the Company has continued the development of these in-process projects.

EPiCON

  In January 1998, the Company licensed certain in-process software technology from EPiCON, Inc. The in-process research and development acquired in the license of EPiCON technology consisted of one significant research and development project, termed Application Installation Services. This project involved the development of software to enable an application to be installed once on a server and then replicated to all other servers in a server farm configuration. As of March 31, 1999, the Company has completed this project and has incurred expenses totaling approximately $1.1 million since the date of licensing.

Insignia

  On February 5, 1998, the Company completed its acquisition of certain in-process software technologies and assets of Insignia Solutions, plc. The in-process research and development acquired in the Insignia acquisition consisted primarily of one significant research and development project, Keoke, a video display protocol designed to add performance and bandwidth management enhancements to ICA in WinFrame and MetaFrame software. As of March 31, 1999, expenses totaling approximately $1.0 million had been incurred since the date of acquisition. The Company estimates approximately $800,000 will be required to complete the remaining research and development project and it is expected to be completed by the end of 1999. The remaining efforts to complete the project are primarily the utilization of performance enhancements and algorithmic methodologies of the Keoke protocol to create similar improvements in the Company's ICA protocol. The research and development risks associated with this project primarily relate to the integration of key performance features of Keoke into the Company's ICA protocol.

APM

  On June 30, 1998, the Company completed its acquisition of APM Ltd. The in-process research and development acquired in the APM acquisition consisted primarily of one significant research and development project. The project is a Windows NT-based application server for Java, which is similar to WinFrame software, but runs Java applications. As of March 31, 1999, expenses totaling approximately $2.5 million had been incurred since the date of acquisition. The Company estimates approximately $2.3 million will be required to complete the remaining research and development project and it is expected to be completed in 2000. The remaining effort to complete the project is primarily the utilization of acquired technology to develop an application server for Java that would operate in a MetaFrame and WinFrame server environment. The research and development risks associated with this project relate primarily to updating the acquired technology to be compatible with Sun Microsystems' Java 2.0 application, integrating and porting such technology into a variety of server-based computing architectures.

VDOnet

  In July 1998, the Company completed its acquisition of VDOnet Corporation, Ltd. The in-process research and development acquired in the VDOnet acquisition consisted primarily of one significant research and development project, ICA Video Services. This project allows video applications and applications containing video to be viewed on an ICA client. As of

March 31, 1999, expenses totaling approximately $1.8 million had been incurred since the date of acquisition. The Company estimates approximately $2.4 million will be required to complete the remaining research and development project and it is expected to be completed in 2000. The remaining effort to complete the project is primarily the utilization of acquired technology to develop a video server that will provide video applications to an ICA client. The research and development risks associated with this project relate primarily to integrating this product into a server-based computing environment.

  There can be no assurance that the Company will not incur additional charges in subsequent periods to reflect costs associated with these transactions or that the Company will be successful in its efforts to integrate and further develop these technologies.

  Interest Income, Net. The increase in interest income, net, for the three months ended March 31, 1999 was primarily due to interest income earned on cash generated from operations and additional cash obtained from the issuance of the zero coupon convertible subordinated debentures in March 1999.

  Interest Expense. The increase in interest expense for the three months ended March 31, 1999 was due to the issuance of the zero coupon convertible subordinated debentures in March 1999.

  Income Taxes. The Company's effective tax rate amounted to 36% for the three months ended March 31, 1999 and 1998.

Liquidity and capital resources

  During the three months ended March 31, 1999, the Company generated positive operating cash flows of approximately $36.4 million. Cash provided by operating activities relate primarily to net income as adjusted for tax benefits related to the exercise of non-statutory stock options and disqualified dispositions of incentive stock options of $7.9 million and a $14.6 million increase in deferred tax assets. Accounts receivable increased $10.9 million due to higher revenue levels. Accounts payable and other accrued expenses increased $14.9 million due to accrued royalty fees and increased expenses resulting from higher levels of operating activity. Income tax payable increased $16.8 million due to greater profitability generated from higher revenue levels. Cash used in investing activities of $55.0 million related primarily to the use of a portion of the proceeds from the issuance of convertible subordinated debentures to purchase longer maturity investments. This cash outflow was partially offset by cash inflows from the sale of investments of approximately $50.3 million. Cash provided by financing activities of $304.2 million related primarily to $292.5 million of net proceeds from the issuance of convertible subordinated debentures and $11.8 million from the issuance of common stock under the Company's stock option plan.

  As of March 31, 1999, the Company had approximately $619.3 million in cash and investments and $415.0 million of working capital. The net proceeds from the issuance of convertible subordinated debentures have been invested in cash equivalents and investments. The Company intends to use the net proceeds for working capital and other general corporate purposes. The Company's cash and cash equivalents are invested in investment grade, highly liquid securities to minimize interest rate risk and allow for flexibility in the event of immediate cash needs. At March 31, 1999, the Company had approximately $43.8 million in accounts receivable, net of allowances, and $93.6 million of deferred revenues, of which the Company anticipates $54.8 million will be earned over the next twelve months.

  On April 15, 1999, the Board of Directors approved a stock repurchase program authorizing the repurchase of up to $200 million of the Company's common stock. Purchases will be made from time to time in the open market and paid out of general corporate funds.

  The Company believes existing cash and investments together with cash flow from operations, if any, will be sufficient to meet operating and capital expenditures requirements for at least the next twelve months. The Company may also from time to time seek to raise additional funds through public or private financings.

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

  The Company's existing principal software product lines consist of WinFrame and MetaFrame software. The Company's WinFrame product line is an authorized extension to Microsoft Windows NT, 3.51. The Company's MetaFrame product line adds additional functionality to NT Terminal Server. Customers can obtain current information about the year 2000 compliance of the Company's products from the Company's web site. Information on the Company's web site is provided to customers for the sole purpose of assisting in planning for the transition to the year 2000. Such information is the most currently available concerning the behavior of the Company's products in the next century and is provided "as is" without warranty of any kind.

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

  With respect to internal information systems, the Company has commenced, but has not yet completed, a testing and compliance program to identify any year 2000 problems. An audit has been conducted to identify all business critical applications and responses sought from vendors as to whether the application is compliant or not and what plans they have in place to ensure compliance before December 31, 1999. The Company expects to complete this portion of its compliance plan by the end of the third quarter of 1999.

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

  The fourth aspect of the Company's year 2000 analysis involves evaluating the year 2000 efforts of third parties, including critical suppliers and other partners with whom the Company has strategic relationships. The Company has contacted critical suppliers and other parties through written and/or telephone inquiries. Substantially all suppliers and other parties that have responded to the Company's inquires have indicated they are compliant or will be compliant before December 31, 1999. The Company will continue to follow up with suppliers and other parties that have not yet responded or have indicated a current status of noncompliance. If the Company determines that the year 2000 exposure of any critical suppliers or other strategic relationships could result in material disruptions to their respective businesses, the Company may develop appropriate contingency plans. Further, if certain critical third party providers, such as those supplying outsourced manufacturing, electricity, water, or telecommunications services, experience difficulties resulting in a material interruption of services to the Company, such interruption would likely result in a material adverse effect on the Company's business, results of operations and financial condition.

  To date, the Company has not incurred any material expenditure in connection with identifying or evaluating year 2000 compliance issues. The Company estimates it will not incur any material levels of expenditure on this issue during 1999 to support its compliance initiatives. The Company believes that it is unlikely to experience a material adverse impact on its financial condition or results of operations due to the Company's internal year 2000 compliance issues. However, since the assessment process is ongoing, year 2000 complications are not fully known, and potential liability issues are not clear, the full potential impact of the year 2000 on the Company is not known at this time.

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

Certain factors which may affect future results

  We do not provide financial performance forecasts. Our operating results and financial condition have varied in the past and may in the future vary significantly depending on a number of factors. Except for the historical information in this report, the matters contained in this report include forward-looking statements that involve risks and uncertainties. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report. Such factors, among others, may have a material adverse effect upon our business, results of operations and financial condition.

Our success is substantially dependent upon our strategic relationship with Microsoft

  Microsoft is the leading provider of desktop operating systems. We depend upon the license of key technology from Microsoft, including certain source and object code licenses, and technical support. We also depend upon our strategic alliance agreement with Microsoft pursuant to which Citrix and Microsoft have agreed to cooperate to develop advanced operating systems and promote Windows application program interfaces. Our relationship with Microsoft is subject to the following risks and uncertainties:

 . Competition with Microsoft. NT Terminal Server is, and future product offerings by Microsoft may be, competitive with our current WinFrame and MetaFrame products, and any future product offerings by Citrix.

 . Termination of Microsoft's Endorsement of the ICA Protocol. Microsoft has agreed to endorse only our ICA protocol as the preferred method to provide multi-user Windows access for devices other than Windows clients until at least November 1999. Subsequent to November 1999, or before November 1999 if certain events occur as provided in our development agreement with Microsoft, it is possible that Microsoft will market or endorse other methods to provide non-Windows client devices multi-user Windows access.

 . Dependence on Microsoft for Commercialization. Our ability to successfully commercialize our MetaFrame product depends on Microsoft's ability to market NT Terminal Server products. We do not have control over Microsoft's distributors and resellers and, to our knowledge, Microsoft's distributors and resellers are not obligated to purchase products from Microsoft.

 . Product Release Delays. There may be delays in the release and shipment of future versions of NT Terminal Server.

  If our relationship with Microsoft were terminated or adversely affected for any reason, our business, operating results and financial condition would be materially adversely affected.

Our continued growth depends upon broad-based acceptance of our ICA protocol

  We believe that our success in the markets in which we compete will depend upon our ability to make the ICA protocol a widely accepted standard for supporting Windows applications. Microsoft includes as a component of NT Terminal Server its Remote Desktop Protocol (RDP) which has certain of the capabilities of our ICA protocol, and may offer customers a competitive solution. We believe that our success is dependent on our ability to enhance and differentiate our ICA protocol, and foster broad acceptance of the ICA protocol based on its performance, scalability, reliability and enhanced features. In addition, our ability to win broad market acceptance of our ICA protocol will depend upon the degree of success achieved by our strategic partners in marketing their respective product offerings, product pricing and customers' assessment of our technical, managerial, service and support expertise. If another standard emerges or if we otherwise fail to achieve wide acceptance of the ICA protocol as a standard for supporting Windows applications, our business, operating results and financial condition could be materially adversely affected.

The success of our business also depends upon our strategic relationships with parties other than Microsoft

  In addition to our relationship with Microsoft, we have strategic relationships with IBM, Compaq, Wyse and others. We depend upon our strategic partners to successfully market and promote the use of the Company's products and incorporate our technology into their products and to market and sell such products. If we are unable to maintain our current strategic relationships or develop additional strategic relationships, or if any of our key strategic partners are unsuccessful in incorporating our technology into their products or marketing or selling such products, our business, operating results and financial condition could be materially adversely affected.

We face significant competition from other technology companies

  The markets in which we compete are intensely competitive. Most of our competitors and potential competitors, including Microsoft, have significantly greater financial, technical, sales, marketing and other resources. The announcement of the release and the actual release of products competitive with our existing and future product lines, such as NT Terminal Server and related enhancements by Microsoft or third parties, could cause our existing and potential customers to postpone or cancel plans to license our product lines. This would adversely impact our business, operating results and financial condition. Further, our ability to market MetaFrame and other future product offerings may be affected by Microsoft's licensing and pricing scheme for client devices implementing our product offerings which attach to NT Terminal Server.

  In addition, alternative products exist for Internet commerce that directly or indirectly compete with our products. Existing or new products that extend web site software to provide database access or interactive computing could materially impact our ability to sell our products in this market. As markets for our products continue to develop, additional companies, including companies with significant market presence in the computer hardware, software and networking industries, may enter the markets in which we compete and further intensify competition. Finally, although we believe that price has historically been a less significant competitive factor than product performance, reliability and functionality, we believe that price competition may become more significant in the future. We may not be able to maintain our historic prices, and any inability to do so could adversely affect our business, results of operations and financial condition.

  As a result of these and other factors, we may not be able to compete effectively with current or future competitors, which would have a material adverse effect on our business, operating results and financial condition.

Our reliance on a few products for a majority of our revenue could adversely affect our business

  We anticipate that our MetaFrame and WinFrame product lines and related enhancements will constitute the majority of our revenue for the foreseeable future. The MetaFrame product, when combined with NT Terminal Server, provides capabilities similar to those offered in the WinFrame technology line. Therefore, our ability to generate revenue from our MetaFrame product will depend upon market acceptance of NT Terminal Server products. We expect that revenue from MetaFrame-based products will constitute an increasing percentage of total revenue in the near future and that revenue from WinFrame-based products will decrease over time as a percentage of total revenue. We may experience declines in demand for our products as a result of new competitive product releases, price competition, lack of success of our strategic partners, technological change or other factors. In addition, the introduction of products based on MetaFrame technology may create competition with our WinFrame product line and may delay or replace orders of either product line. If we are unable to successfully sell our MetaFrame and WinFrame product lines and related enhancements, our business, operating results and financial condition would be materially adversely affected.

Failure to properly manage our growth could adversely affect our business

  We have recently experienced rapid growth in the scope of our operations, the number of our employees and the geographic area of our operations. In addition, we have completed certain international acquisitions since October 1997. Such growth and assimilation of operations and personnel of such acquired companies has placed and may continue to place a significant strain on our managerial, operational and financial resources. To manage our growth effectively, we must continue to implement and improve additional management and financial systems and controls. Our systems, procedures or controls may not be adequate to support our current or future operations. In addition, we may not be able to effectively manage this expansion and still achieve the rapid execution necessary to fully exploit the market opportunity for our products and services in a timely and cost-effective manner. Our future operating results will also depend on our ability to manage our expanding product line, expand our sales and marketing organizations and expand our support organization commensurate with the increasing base of our installed product. Our failure to properly manage our growth could adversely affect our business, operating results and financial condition.

  We plan to increase our professional staff during 1999 as we implement sales, marketing and support and product developments efforts, as well as associated administrative systems, to support planned growth. As a result of this planned growth in the size of our staff, we believe that we will require additional facilities during 1999. Although we believe that the cost of such additional facilities will not significantly impact our financial position or results of operations, we anticipate that operating expenses will increase during 1999 as a result of our planned growth in staff. Such an increase in operating expenses may reduce our income from operations and cash flows from operating activities in 1999.

Loss of key personnel could materially affect our business

  Our future success depends, in large part, upon the services of a number of key employees. Any officer or employee can terminate his relationship at any time. The effective management of our anticipated growth will depend, in large part, upon our ability to retain our highly skilled technical, managerial and marketing personnel, and attract and maintain replacements for and additions to such personnel in the future. Competition for such personnel is intense and may affect our ability to successfully attract, assimilate or retain sufficiently qualified personnel. The loss of one or more of our key personnel could have a material adverse affect on our business, operating results and financial condition.

Our success depends upon our ability to protect our proprietary technology

  We rely primarily on a combination of copyright, trademark and trade secret laws, as well as confidentiality procedures and contractual provisions, to protect our proprietary rights. Our efforts to protect our proprietary technology rights may not be successful. The loss of any material trade secret, trademark, trade name or copyright could have a material adverse effect on us. Despite our precautions, it may be possible for unauthorized third parties to copy certain portions of our products or to obtain and use information regarded as proprietary. Substantially all of our sales are derived from the licensing of our products under "shrink wrap" license agreements that are not signed by licensees and, therefore, may be unenforceable under the laws of certain jurisdictions. In addition, our ability to protect our proprietary rights may be affected by the following:

 . Differences in International Law.   The laws of some foreign countries do not
protect our intellectual property to the same extent as do the laws of the United States and Canada.

 . Third Party Infringement Claims.   Third parties may assert infringement
claims against us in the future. This may result in costly litigation or require us to obtain a license to intellectual property rights of such third parties. Such licenses may not be available on reasonable terms or at all.

  As a result of these and other factors, we may not be able to compete effectively with current or future competitors, which would have a material adverse effect on our business, operating results and financial condition.

If we fail to introduce new products and enhance our existing products to keep up with rapid technological change, demand for our products may decline

  The markets for our products are relatively new and are characterized by:

 . rapid technological change;

 . evolving industry standards;

 . changes in customer requirements; and

 . frequent new product introductions and enhancements, including enhancements to certain key technology licensed from Microsoft.

  These market characteristics will require us to continuously enhance our current products and develop and introduce new products to keep pace with technological developments and respond to evolving customer requirements. Additionally, we and others may announce new products, new product enhancements or technologies that could replace or shorten the life cycle of our existing product offerings.

  We believe we will incur additional costs and royalties associated with the development, licensing or acquisition of new technologies or enhancements to existing products. This will increase our cost of revenues and operating expenses. We cannot currently quantify such increase with respect to transactions that have not occurred. We may use a substantial portion of our cash and investments to fund these additional costs, resulting in a decrease in interest income, unless such decrease is offset by cash flows from future operations.

  We may need to hire additional personnel to develop new products, product enhancements and technologies. If we are unable to add staff and resources, future enhancement and additional features to our existing or future products may be delayed, which may have a material adverse effect on our business, results of operations and financial condition.

If our products contain errors, they may be costly to correct, revenue may be delayed, we could get sued and our reputation could be harmed

  Despite significant testing by us and by current and potential customers, our products may contain errors after commencement of commercial shipments. If errors are discovered, we may not be able to successfully correct them in a timely manner or at all. In addition, we may need to make significant expenditures of capital resources in order to eliminate errors and failures. Errors and failures in our products could result in loss of or delay in market acceptance of our products and could damage our reputation. If one or more of our products fails, a customer may assert warranty and other claims for substantial damages against us. The occurrence or discovery of these types of errors or failures could have a material adverse effect on our business, operating results and financial condition.

Our success depends on our ability to expand and manage distribution channels and major distributors

  To increase our sales, we must further expand and manage our indirect distribution channels, including OEMs, distributors, resellers, system integrators and service providers. We rely significantly on independent distributors and resellers for the marketing and distribution of our products. We do not control our distributors and resellers. Additionally, our distributors and resellers as well as our other indirect distribution channels are not obligated to purchase products from us and may also represent other lines of products. Our inability to expand and manage our relationship with our partners, the inability or unwillingness of our partners to effectively market and sell our products or the loss of existing partnerships could have a material adverse effect on our business, operating results and financial condition. We intend to leverage our relationships with hardware and software vendors and systems integrators to encourage them to recommend or distribute our products. In addition, an integral part of our strategy is to expand our direct sales force and add third-party distributors both domestically and internationally.
We are currently investing, and intend to continue to invest, significant resources to develop these channels, which could reduce our profits.

Our business may be affected by unexpected year 2000 problems

  Until recently, many computer programs were written using two digits rather than four digits to define the applicable year in the twentieth century. Such software may recognize a date using "00" as the year 1900 rather than the year 2000. The consequences of this issue may include systems failures and business process interruption to the extent companies fail to upgrade, replace or otherwise address year 2000 problems. The year 2000 problem may also result in additional business and competitive differentiation. Aside from the well-known calculation problems with the use of 2-digit date formats as the year changes from 1999 to 2000, the year 2000 is a special case leap year and in many organizations using older technology, dates were used for special programmatic functions. As a result, significant uncertainty exists in the software industry concerning the potential impact of the year 2000 problem. We believe we have four general areas of potential exposure with respect to the year 2000 problem:

 . our own software products;

 . our internal information systems;

 . our computer hardware and other equipment related systems; and

 . the effects of compliance efforts by third parties, including our partners, suppliers and vendors.

  While we believe that the current versions of our WinFrame and MetaFrame products are capable of storing four-digit year data allowing applications to differentiate between dates from the 1900s and the year 2000 and beyond, the potential incompatibility with two-digit application programs may limit our sales of product in those situations. There can be no assurance that our products will not be integrated by us or our customers with, or otherwise interact with, non-year 2000 compliant software or other products which may malfunction and expose us to warranty and other claims from our customers or other third parties.

  We have not yet completed our assessment of year 2000 compliance issues with respect to all of these areas. Since the year 2000 complications are not fully known, potential year 2000 problems, including changing purchasing patterns of customers impacted by year 2000 issues, could materially adversely affect our business, results of operations and financial condition.

If our growth rate does not continue our financial condition could be affected

  Our revenue growth rate in 1999 may not approach the levels attained in 1998, 1997 and 1996. Our growth during those three years was largely attributable to the introduction of MetaFrame in mid-1998 and WinFrame in late 1995. To the extent our revenue growth continues, we believe that our cost of revenues and certain operating expenses will also increase. A significant portion of our expenses, such as employee compensation and rent, are relatively fixed in the short term. Moreover, our expense levels are based, in part, on our expectations regarding future revenue levels. Our income from operations and cash flows from operating and investing activities may decrease as a percentage of revenues in 1999. If we are unable to continue to manage our growth efficiently, our business, financial condition and results of operations could be materially adversely affected.

Our quarterly operating results may fluctuate

  Our quarterly operating results have in the past varied and may in the future vary significantly depending on a number of factors, including:

 . the success of our MetaFrame products;

 . the effects of acquisitions or licenses of additional technology;

 . the size, timing and recognition of revenue from significant orders;

 . increased competition;

 . changes in our pricing policies or those of our competitors, including
  Microsoft;

 . new product introductions or enhancements by competitors;

 . delays in the introduction of products or product enhancements by us or our competitors;

 . customer order deferrals in anticipation of upgrades and new products;

 . market acceptance of new products and technologies offered by us;

 . changes in operating expenses, including for the addition of personnel;

 . foreign currency exchange rates; and

 . general economic conditions.

  We continually re-evaluate our programs, including specific license terms and conditions, to market our current and future products and services. We may implement new programs, including offering specified and unspecified enhancements to our current and future product lines. We may recognize revenues associated with such enhancements after the initial shipment or licensing of the software product or over the product's life cycle. The timing of the implementation of such programs, the timing of the release of such enhancements and other factors will impact the timing of our recognition of revenues and related expenses associated with our products, related enhancements and services. As a result of these factors, we currently cannot quantify the impact of the re-evaluation of our programs on our business, results of operations and financial condition.

  We operate with little order backlog because our software products typically are shipped shortly after orders are received. In addition, like many systems level software companies, we recognize a substantial portion of our revenues in the last month of a quarter, with these revenues frequently concentrated in the last weeks or days of the quarter. As a result, product revenues in any quarter are substantially dependent on orders booked and shipped in that quarter, and revenues for any future quarter are not predictable with any degree of certainty. We may also choose to reduce prices or increase spending in response to competition or to pursue new market opportunities. New competitors, technological advances or other factors could result in lower revenues and may require us to incur additional expenses, which, in turn, would materially adversely affect our operating margins in the future.

Insufficient reserves for product returns and price reductions could adversely affect us

  We provide certain of our distributors with product return rights for stock balancing or limited product evaluation. We also provide certain of our distributors with price protection rights. To cover these product returns and price protection rights, we have established reserves based on our evaluation of historical trends and current circumstances. These reserves may not prove to be sufficient in the future, in which case our business, operating results and financial condition could be adversely affected.

Our success depends on our ability to expand and manage our international operations

  Our continued growth and profitability will require further expansion of our international operations. To successfully expand international sales, we must establish additional foreign operations, hire additional personnel and recruit additional international resellers. Such international operations are subject to certain risks, such as:

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

Economic and market conditions may affect demand for our products

  The demand for our products depends in part upon the general demand for computer hardware and software, which fluctuates based on numerous factors, including capital spending levels and general economic conditions. If capital spending levels or general economic conditions are affected, our business, financial condition and results of operations could be materially adversely affected.

Possible volatility of our common stock price

  The market price for our common stock has been volatile and has fluctuated significantly to date. The trading price of our common stock is likely to continue to be highly volatile and subject to wide fluctuations in response to factors such as actual or anticipated variations in operating and financial results, anticipated revenue or earnings growth, analyst reports or recommendations and other events or factors, many of which are beyond our control. In addition, the stock market in general, and The Nasdaq National Market and the market for software companies and technology companies in particular, have experienced extreme price and volume fluctuations. These broad market and industry factors may materially and adversely affect the market price of the common stock, regardless of our actual operating performance. In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted against such companies. Such litigation, if instituted, could result in substantial costs and a diversion of management's attention and resources, which would have a material adverse effect on our business, financial condition and results of operations.

A re-evaluation of our revenue recognition process could affect our future results of operations

  We continually re-evaluate our programs, including specific license terms and conditions, to market our current and future products and services. We may implement new programs, including offering specified and unspecified enhancements to our current and future product lines. We may recognize revenues associated with such enhancements after the initial shipment or licensing of the software product or over the product's life cycle. The timing of the implementation of such programs, the timing of the release of such enhancements and other factors will impact the timing of our recognition of revenues and related expenses associated with our products, related enhancements and services. As a result of these factors, we currently cannot quantify the impact of the re-evaluation of our programs on our business, results of operations and financial condition.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

                          PART II.  OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

On March 22, 1999, the Company sold $850 million aggregate principal amount at maturity of its zero coupon convertible subordinated debentures due March 22, 2019 (the "debentures") in a private placement pursuant to Section 4(2) of the Securities Act of 1933 at a purchase price of $354.71 per $1,000 principal amount at maturity of the debentures resulting in net proceeds to the Company of $292.5 million. The initial purchaser, Credit Suisse First Boston Corporation, purchased the debentures at 97% of the issue price and resold the debentures in private resale transactions to qualified institutional buyers pursuant to Rule 144A of the Exchange Act of 1934. The debentures are convertible at the option of the security holder at any time on or before the maturity date at a conversion rate of 7.0306 shares of the Company's common stock for each debenture, subject to adjustment in certain events. The Company may redeem the debentures on or after March 22, 2004. Holders may require the Company to repurchase the debentures at set redemption prices (issue price plus accrued original discount) beginning on March 22, 2004 or earlier upon a change in control of the Company. The Company will use the net proceeds for working capital and other general corporate purposes.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits, which are filed with this report as set forth on the Exhibit Index appearing on page 27 of this report, are incorporated herein by this reference.


(b)  1.   A report on Form 8-K was filed with the Securities and Exchange
          Commission on March 24, 1999 with respect to:

     Item 5 -- Other Events. To disclose the private placement of $850 million aggregate amount at maturity of zero coupon convertible subordinated debentures due March 22, 2019 pursuant to Section 4(2) of the Securities Act of 1933.

     2. A report on Form 8-K was filed with the Securities and Exchange Commission on March 26, 1999 with respect to:

     Item 5 -- Other Events. To disclose the two-for one stock split in the form of a one-for-one stock dividend on March 25, 1999 paid to stockholders of record on March 17, 1999.

     3. A report on Form 8-K was filed with the Securities and Exchange Commission on April 23, 1999 with respect to:


     Item 5 -- Other Events. To disclose the authorization of a stock repurchase program to repurchase up to $200 million of the Company's common stock.

                                   SIGNATURE


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of May 1999.


                                   CITRIX SYSTEMS, INC.



                                   By: /s/ Mark B. Templeton
                                       --------------------------------------
                                       Mark B. Templeton
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)



                                   By: /s/ James J. Felcyn, Jr.
                                       --------------------------------------
                                       James J. Felcyn, Jr.
                                       Vice-President, Finance and
                                       Administration and Chief Financial
                                       Officer (Principal Financial Officer)



                                   By: Marc-Andre Boisseau
                                       --------------------------------------
                                       Marc-Andre Boisseau
                                       Vice-President, Controller
                                       (Principal Accounting Officer)

                                 Exhibit Index



 1.1 Purchase Agreement by and between the Company and Credit Suisse First Boston Corporation dated as of March 16, 1999.

 4.1, 10.1     Indenture by and between the Company and State Street Bank and
               Trust Company as Trustee dated as of March 22, 1999, including the form of Debenture.

 4.2           Form of Debenture (included in Exhibit 4.1)

 4.3, 10.2     Registration Rights Agreement by and between the Company and
               Credit Suisse First Boston Corporation dated as of March 22,
               1999.

27.1           Financial Data Schedule