Form 10-Q
period 1999-06-30
CITRIX SYSTEMS INC
filed 1999-08-16
CIK 877890

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       OR
   [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


           For the transition period from             to            .
                                          -----------    -----------

                         COMMISSION FILE NUMBER 0-27084

                              CITRIX SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                       75-2275152
 (State or other jurisdiction of              (IRS Employer Identification No.)
 incorporation or organization)

       6400 N. W. 6TH WAY
    FORT LAUDERDALE, FLORIDA                                 33309
(Address of principal executive offices)                   (Zip Code)



       Registrant's telephone number, including area code: (954) 267-3000

                                 Not Applicable
  ----------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year if Changed Since Last Report.


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   x  No
    -----   -----


  As of July 30, 1999 there were 87,831,844 shares of the registrant's Common Stock, $.001 par value per share, outstanding.

================================================================================

                              CITRIX SYSTEMS, INC.

                                    Form 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1999


                                    CONTENTS


                                                                     Page Number
                                                                     -----------

PART I:   FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

     Condensed Consolidated Balance Sheets:
          June 30, 1999 and December 31, 1998                            3
     Condensed Consolidated Statements of Operations:
          Three Months and Six Months ended June 30, 1999
          and 1998                                                       5
     Condensed Consolidated Statements of Cash Flows:
          Six Months Ended June 30, 1999 and 1998                        6
     Notes to Condensed Consolidated Financial Statements                7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                      11

Item 3.  Qualitative & Quantitative Disclosure about Market Risk        26

PART II:  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders            27

Item 6.  Exhibits and Reports on Form 8-K                               27

Signatures                                                              28

Exhibit Index                                                           29

Exhibit 3,4                                                             30

Exhibit 27                                                              32

                          PART I: FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              CITRIX SYSTEMS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



                                                                           JUNE 30,         DECEMBER 31,
                                                                             1999               1998
                                                                        ------------------------------
                                                                                (IN THOUSANDS)
Assets
Current assets:
 Cash and cash equivalents                                                 $234,853           $127,546
 Short-term investments                                                      87,342             56,934
 Accounts receivable, net of allowances of $9,075 and $6,234
  at June 30, 1999 and December 31, 1998, respectively                       44,039             32,798
 Inventories                                                                  7,544              4,071
 Prepaid expenses                                                             3,273              6,745
 Other current assets                                                         4,744              3,037
 Current portion of deferred tax assets                                      26,286             12,885
                                                                        ------------------------------
Total current assets                                                        408,081            244,016

Long-term investments                                                       334,944             97,108
Property and equipment, net                                                  16,700             14,183
Deferred tax assets                                                          33,127             29,183
Other assets, net                                                            15,306                 91
Intangible assets, net                                                       39,259             46,799
                                                                        ------------------------------
                                                                           $847,417           $431,380
                                                                        ==============================



Continued on following page.

                              CITRIX SYSTEMS, INC.

                                   (Unaudited)



                                                                           JUNE 30,           DECEMBER 31,
                                                                             1999                 1998
                                                                       ------------------------------------
                                                                          (IN THOUSANDS, EXCEPT PAR VALUE)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable and other accrued expenses                                $ 44,042             $ 29,735
 Accrued royalties and other accounts payable to stockholder                   2,660                2,891
 Deferred revenue                                                             19,633               10,107
 Current portion of deferred revenues on contract with
   stockholder                                                                39,898               39,830
 Income taxes payable                                                         12,782                2,553
                                                                       ------------------------------------
Total current liabilities                                                    119,015               85,116

Deferred revenues on contract with stockholder                                43,929               48,810
Convertible subordinated debentures                                          305,851                    -

Stockholders' equity:
 Common stock at $.001 par value--400,000 shares authorized at
   June 30, 1999; and 87,803 and 85,923 issued and outstanding at
   June 30, 1999 and December 31, 1998, respectively                              88                   86
 Additional paid-in capital                                                  217,317              188,207
 Accumulated other comprehensive loss                                         (1,497)                   -
 Retained earnings                                                           162,714              109,161
                                                                       ------------------------------------
Total stockholders' equity                                                   378,622              297,454
                                                                       ------------------------------------
                                                                            $847,417             $431,380
                                                                       ====================================


See accompanying notes.

                              CITRIX SYSTEMS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                                                        THREE MONTHS ENDED       SIX MONTHS ENDED
                                                             JUNE 30,                JUNE 30,
                                                    ------------------------------------------------
                                                         1999         1998        1999        1998
                                                    ------------------------------------------------
                                                       (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
Revenues:
 Net revenues - unrelated parties                        $84,475      $48,236    $159,641   $ 93,788
 Net revenues - stockholder                                9,940        7,968      19,813     11,718
                                                    ------------------------------------------------
Net revenues                                              94,415       56,204     179,454    105,506

Cost of revenues:
 Cost of revenues - unrelated parties                      2,897        3,629       7,176      7,302
 Cost of revenues - stockholder                              204        1,052         446      2,228
                                                    ------------------------------------------------
Total cost of revenues                                     3,101        4,681       7,622      9,530
                                                    ------------------------------------------------
Gross margin                                              91,314       51,523     171,832     95,976

Operating expenses:
 Research and development                                  8,913        4,211      17,121      7,488
 Sales, marketing and support                             29,291       18,583      53,938     33,471
 General and administrative                                8,226        4,101      14,957      7,807
 Amortization of intangible assets                         3,764        1,446       7,542      2,220
 In-process research and development                           -       10,700           -     15,984
                                                    ------------------------------------------------
Total operating expenses                                  50,194       39,041      93,558     66,970
                                                    ------------------------------------------------
Income from operations                                    41,120       12,482      78,274     29,006

Interest income                                            6,375        2,550       9,888      5,210
Interest expense                                          (4,081)           -      (4,485)         -
                                                    ------------------------------------------------
Income before income taxes                                43,414       15,032      83,677     34,216

Income taxes                                              15,629        5,412      30,124     12,318
                                                    ------------------------------------------------
Net income                                               $27,785      $ 9,620    $ 53,553   $ 21,898
                                                    ================================================
Earnings per common share:
 Basic earnings per share                                $  0.32      $  0.11    $   0.62   $   0.26
                                                    ================================================
 Weighted-average shares outstanding                      87,541       83,741      87,019     83,497
                                                    ================================================
Earnings per common share - assuming dilution:
 Diluted earnings per share                              $  0.29      $  0.11    $   0.57   $   0.24
                                                    ================================================
 Weighted-average shares outstanding                      94,490       90,837      94,089     90,214
                                                    ================================================

See accompanying notes.

                              CITRIX SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                            SIX MONTHS ENDED
                                                                                               JUNE 30,
                                                                                   ---------------------------------
                                                                                        1999                1998
                                                                                   ---------------------------------
                                                                                             (IN THOUSANDS)
OPERATING ACTIVITIES
Net income                                                                          $  53,553            $  21,898
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                                        11,068                4,081
  Provision for (recovery of) doubtful accounts                                            40                  (12)
  Provision for product returns                                                         2,990                   37
  Tax benefit related to the exercise of non-statutory stock options and
   disqualified dispositions of incentive stock options                                 9,490                5,531
  Accretion of original issue discount                                                  4,485                    -
  In-process research and development                                                       -               15,984
  Changes in operating assets and liabilities, net of effects of acquisitions:
    Accounts receivable                                                               (14,270)             (13,150)
    Account receivable from stockholder                                                     -              (10,000)
    Inventories                                                                        (3,473)              (1,099)
    Prepaid expenses                                                                    2,621                 (397)
    Other assets                                                                       (7,165)                   -
    Deferred tax assets                                                               (17,345)             (13,142)
    Deferred revenue                                                                    9,526                1,327
    Deferred revenue on contract with stockholder                                      (4,813)              (1,718)
    Accounts payable and other accrued expenses                                        14,876                1,019
    Accrued royalties and other accounts payable to stockholder                          (231)                 100
    Income taxes payable                                                               10,229               16,025
                                                                                   -------------------------------
Net cash provided by operating activities                                              71,581               26,484

INVESTING ACTIVITIES
Purchases of investments                                                             (352,859)            (108,680)
Proceeds from sale of investments                                                      83,118              118,202
Cash paid for acquisitions                                                                  -              (16,952)
Cash paid for licensing agreement                                                        (500)              (2,125)
Purchases of property and equipment                                                    (6,044)              (6,975)
                                                                                   -------------------------------
Net cash used in investing activities                                                (276,285)             (16,530)

FINANCING ACTIVITIES
Net proceeds from issuance of common stock                                             19,622                2,745
Net proceeds from issuance of convertible subordinated debentures                     292,458                    -
Other                                                                                     (69)                  32
                                                                                   -------------------------------
Net cash provided by financing activities                                             312,011                2,777
                                                                                   -------------------------------

Increase in cash and cash equivalents                                                 107,307               12,731
Cash and cash equivalents at beginning of period                                      127,546              140,081
                                                                                   -------------------------------
Cash and cash equivalents at end of period                                          $ 234,853            $ 152,812
                                                                                   ===============================

See accompanying notes.

                              CITRIX SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 1999


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

   4.  EARNINGS PER SHARE

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

   The following table sets forth the computation of basic and diluted earnings per share:


                                                                   THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                         JUNE 30,                            JUNE 30,
                                                            --------------------------------------------------------------------
                                                                 1999               1998              1999                1998
                                                            --------------------------------------------------------------------
                                                                        (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
   Numerator:
        Net income                                              $27,785            $ 9,620           $53,553             $21,898
                                                                =======            =======           =======             =======
   Denominator:
        Denominator for basic earnings per share
          -weighted-average shares                               87,541             83,741            87,019              83,497
        Effect of dilutive securities:
        Employee stock options                                    6,949              7,096             7,070               6,717
                                                             --------------------------------------------------------------------
        Dilutive potential common shares                          6,949              7,096             7,070               6,717
                                                            --------------------------------------------------------------------
         Denominator for diluted earnings per share
          -weighted-average shares                               94,490             90,837            94,089              90,214
                                                                =======            =======           =======             =======
   Basic earnings per share                                     $  0.32            $  0.11           $  0.62             $  0.26
                                                                =======            =======           =======             =======
   Diluted earnings per share                                   $  0.29            $  0.11           $  0.57             $  0.24
                                                                =======            =======           =======             =======

   5.   COMPREHENSIVE INCOME

   The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and displaying comprehensive income and its components and requires the classification of changes in the balances of items that are reported directly in a separate component of stockholders' equity on the consolidated balance sheets. The components of comprehensive income, net of related tax, for the three and six month periods ended June 30, 1999 and 1998 are as follows:



                                                           THREE MONTHS ENDED           SIX MONTHS
                                                                JUNE 30,              ENDED JUNE 30,
                                                             1999      1998          1999        1998
                                                          ----------------------------------------------
                                                                        (IN THOUSANDS)
Net income
                                                           $27,785    $9,620       $53,553       $21,898
Unrealized loss on available-for-sale securities, net       (1,497)        -        (1,497)            -
                                                           -------    ------       -------       -------
Comprehensive income
                                                           $26,288    $9,620       $52,056       $21,898
                                                           =======    ======       =======       =======

   6.  CONVERTIBLE SUBORDINATED DEBENTURES

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

   7.  STOCK REPURCHASE PROGRAM

   On April 15, 1999, the Board of Directors approved a stock repurchase program authorizing the repurchase of up to $200 million of the Company's common stock. Purchases will be made from time to time in the open market and paid out of general corporate funds. As of June 30, 1999, none of the Company's outstanding common stock has been repurchased under this program.

   8.  RECLASSIFICATIONS

   Certain reclassifications have been made for consistent presentation.

   9.  SUBSEQUENT EVENTS

   On July 27, 1999, the Company completed its acquisition of certain in-process software technologies and assets of ViewSoft, Inc., a firm specializing in software for multi-tier and Web-based application development and deployment, for approximately $33.6 million. A portion of the purchase price is expected to be allocated to in-process research and development for which the Company expects to incur a one-time charge to its operations, amounting to approximately $2.3 million in the quarter ending September 30, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW



   The Company develops, markets, sells and supports innovative client and server-based computing software that enables effective and efficient deployment of enterprise applications that are designed for Microsoft Windows(R) operating systems. The Company's MetaFrame(TM) and WinFrame(R) product lines permit organizations to deploy Windows applications without regard to location, network connection, or type of client hardware platforms. The Company began shipping its WinFrame product in the third quarter of 1995 and its MetaFrame product in the second quarter of 1998.

   On May 9, 1997, the Company and Microsoft entered into a License, Development and Marketing Agreement, as amended (the "Development Agreement"), which provides for the licensing to Microsoft of certain of the Company's multi-user software enhancements to Microsoft's Windows NT Server and for the cooperation between the parties for the development of certain future multi-user versions of Microsoft Windows NT Server, Terminal Server Edition ("NT Terminal Server"). Under the terms of the Development Agreement, as amended, the Company is entitled to receive $100 million in quarterly payments, $70 million of which has already been received.

   As a result of the Development Agreement, the Company will continue to support the Microsoft Windows NT platform, but the MetaFrame products and later releases will no longer directly incorporate Windows NT technology. The Company plans to continue developing enhancements to its MetaFrame product line and expects that this product and associated options and royalties derived under the terms of the Development Agreement will constitute a majority of its revenues for the foreseeable future.

   The Company's revenue recognition policies are in compliance with the American Institute of Certified Public Accountants Statement of Position ("SOP") 97-2 (as amended by SOP 98-4 and SOP 98-9), "Software Revenue Recognition" as described in Note 3 of the Notes to Condensed Consolidated Financial Statements included in this report.

   On April 15, 1999, the Board of Directors approved a stock repurchase program authorizing the repurchase of up to $200 million of the Company's common stock. Purchases will be made from time to time in the open market and paid out of general corporate funds. As of June 30, 1999, none of the Company's outstanding common stock has been repurchased under this program.

   On July 27, 1999, the Company completed its acquisition of certain in-process software technologies and assets of ViewSoft, Inc., a firm specializing in software for multi-tier and Web-based application development and deployment, for approximately $33.6 million. The Company will leverage this technology to build its leadership in the rapidly growing market for deploying and managing Web-based applications. A portion of the purchase price is expected to be allocated to in-process research and development for which the Company expects to incur a one-time charge to its operations, amounting to approximately $2.3 million in the quarter ending September 30, 1999.


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


                                                                                           CHANGE FROM THREE      CHANGE FROM SIX
                                                                                             MONTHS ENDED          MONTHS ENDED
                                                THREE MONTHS ENDED    SIX MONTHS ENDED      JUNE 30, 1999         JUNE 30, 1999
                                                     JUNE 30,             JUNE 30,                VS.                  VS.
                                               --------------------  --------------------
                                                 1999       1998       1999      1998       JUNE 30,  1998      JUNE 30,  1998
                                               ---------------------------------------------------------------------------------
Net revenues.................................     100.0%     100.0%    100.0%    100.0%          68.0%               70.1%
Cost of revenues.............................       3.3        8.3       4.3       9.0          (33.7)              (20.0)
                                                  -----      -----     -----     -----
Gross margin.................................      96.7       91.7      95.7      91.0           77.2                79.0
Operating expenses:
 Research and development....................       9.4        7.5       9.5       7.1          111.6               128.6
 Sales, marketing and support................      31.0       33.1      30.2      31.7           57.6                61.7
 General and administrative..................       8.7        7.3       8.2       7.4          100.6                89.0
 Amortization of intangible assets...........       4.0        2.6       4.2       2.1          160.3                 *
 In-process research and development.........         -       19.0         -      15.1         (100.0)             (100.0)
                                                  -----      -----     -----     -----
  Total operating expenses...................      53.1       69.5      52.1      63.5           28.6                39.7
                                                  -----      -----     -----     -----
Income from operations.......................      43.6       22.2      43.6      27.5          229.4               169.9
Interest income..............................       6.8        4.5       5.5       4.9          150.0                89.8
Interest expense.............................      (4.3)         -      (2.5)        -            *                   *
                                                  -----      -----     -----     -----
Income before income taxes...................      46.1       26.7      46.6      32.4          188.8               144.6
Income taxes.................................      16.6        9.6      16.8      11.7          188.8               144.6
                                                  -----      -----     -----     -----
Net income...................................      29.5%      17.1%     29.8%     20.7%         188.8%              144.6%
                                                  =====      =====     =====     =====

*  Not meaningful.

  Net Revenues. The increase in net revenues in the second quarter of 1999 compared to the second quarter of 1998 and the respective six month periods then ended were primarily attributable to increases in the volume of shipments of the Company's Windows Application Servers, consisting of MetaFrame and WinFrame products, subscriptions and additional user licenses, and, to a lesser extent, increases in the volume of shipments of Management Services Products, consisting of system option products such as Load Balancing Services, Resource Management Services and other options, which are applicable to both the MetaFrame and WinFrame product lines. Within the Windows Application Servers product group, demand for the Company's MetaFrame product, which began shipping in June 1998, resulted in increased sales of the MetaFrame product line and additional user licenses while sales of the WinFrame product line and additional user licenses decreased. The increase in the Management Services Products group was primarily due to an increase in sales of the Load Balancing Services product as end users continue to implement larger scale MetaFrame solutions. The volume of licensing of Computing Appliances Products to original equipment manufacturers ("OEM") decreased for the stated periods.

  An analysis of the Company's net revenue is detailed in the table below. Net revenue is segregated into five categories: Windows Application Servers, Computing Appliances Products, Management Services Products, Microsoft royalties and other revenue. Windows Application Servers revenue represents fees related to the licensing of the Company's MetaFrame and WinFrame products, subscriptions and additional user licenses. Computing Appliances Products revenue consists of license fees and royalties from OEMs who are granted a license to incorporate and/or market the Company's multi-user technologies in their own product offerings. Management Services Products consist of system option products such as Load Balancing Services, Resource Management Services and other options, which are applicable to both the MetaFrame and WinFrame product lines.
Microsoft royalties represent fees recognized in connection with the Development Agreement.



                                                THREE MONTHS ENDED    SIX MONTHS ENDED           INCREASE/(DECREASE) FOR
                                                     JUNE 30,             JUNE 30,       THREE MONTHS ENDED    SIX MONTHS ENDED
                                                -------------------  -------------------  JUNE 30, 1999 VS.   JUNE 30, 1998 VS.
                                                 1999       1998       1999      1998       JUNE 30, 1998       JUNE 30, 1998
                                                 ----       ----       ----      ----       -------------       -------------
Windows Application Servers..................     73%        69%       75%       69%             77%                 84%
Computing Appliances Products................      2         10         2        12             (58)                (67)
Management Services Products.................     10          3         8         4             410                 289
Microsoft royalties..........................     11         14        11        11              25                  69
Other revenue................................      4          4         4         4              83                  61
                                                 ----       ----      ----      ----
Net revenues.................................    100%       100%      100%      100%             68%                 70%


   International. International revenues (sales outside of the United States) accounted for approximately 39% and 27% of net revenues for the three months ended June 30, 1999 and 1998, respectively. International revenues accounted for approximately 39% and 27% of net revenues for the six months ended June 30, 1999 and 1998, respectively.

   Cost of Revenues. Cost of revenues consist primarily of the cost of royalties, product media and duplication, manuals, packaging materials and shipping expense. Cost of OEM revenues included in cost of revenues primarily consists of cost of royalties, except where the OEM elects to purchase shrink wrapped products in which case such costs are as described in the previous sentence. All development costs incurred in connection with the Development Agreement are expensed as incurred as a separate component of cost of revenues.

   Gross Margin. Gross margin increased from 91.7% in the second quarter of 1998 to 96.7% in the second quarter of 1999, and from 91.0% in the first half of 1998 to 95.8% in the first half of 1999 due to increases in sales of the MetaFrame product and related user licenses. The MetaFrame product line has a relatively high gross margin contribution compared to the WinFrame product line as the MetaFrame product line bears no royalties. Additionally, the increase in gross margin contribution is partly due to an adjustment to royalties payable associated with higher than expected additional user licenses deployed with MetaFrame products. The increase in gross margin as a percentage of revenue related to the Development Agreement also increased due to an increase in revenue related to the Development Agreement and a decrease in related development costs. The overall increase in gross margin as a percentage of net revenues was partially offset by an increase in inventory reserves.

   Research and Development Expenses. Research and development expenses consisted primarily of personnel-related costs. To date, all internal software development costs have been expensed as incurred. The increase in research and development expenses resulted primarily from additional staffing, associated salaries and related expenses required to expand and enhance the Company's product lines. All development costs included in the research and development of software products and enhancements to existing products have been expensed as incurred except for certain intangible assets related to the acquisitions described herein.

   Sales, Marketing and Support Expenses. The increase in sales, marketing and support expenses resulted primarily from increased efforts in promotional and advertising activities related to specific product lines and corporate branding as well as marketing programs directed at customer and business partner
acquisition and retention.   Promotional activities include co-op advertising
programs and other promotional activities such as those directed at resellers, training programs, trade shows and other direct mail programs. Sales, marketing and support staff and associated salaries, commissions and related expenses also increased due to efforts to increase the Company's international sales force and marketing programs.

   General and Administrative Expenses. The increase in general and administrative expenses is primarily due to increased expenses associated with additional staff, associated salaries and related expenses and consulting fees necessary to support overall increases in the scope of the Company's operations including additional expenditures for information systems.

   Amortization of Intangible Assets. The increase in amortization of goodwill and identifiable intangible assets is primarily due to the APM Ltd. and VDOnet Corporation Ltd. acquisitions. The Company acquired APM Ltd. for approximately $40.4 million in June 1998 and acquired VDOnet Corporation Ltd. for approximately $8.0 million in July 1998. The Company expects to incur additional amortization expense due to the acquisition of ViewSoft, Inc. as discussed in Note 9 to the Notes to the Condensed Consolidated Financial Statements.

   In-Process Research and Development Expenses. During 1998, the Company completed certain acquisitions. Since the respective dates of acquisition, the Company has used the acquired in-process technology to develop new product offerings, which have or will become part of the Company's suite of products when completed. Functionality included in products using the acquired in-process technology have been introduced at various times following the respective transaction dates of the acquired assets. The Company currently expects to complete the development of the remaining projects at various dates between 1999 and 2000. Upon completion, the Company will offer the related products to its customers.

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

   A description of the in-process research and development and the estimates made by the Company for Insignia, APM and VDOnet is summarized below. All of the acquired projects are targeted for the server-based computing market. After the acquisition of each technology, the Company has continued the development of these in-process projects.


INSIGNIA

   On February 5, 1998, the Company completed its acquisition of certain in-process software technologies and assets of Insignia Solutions, plc ("Insignia"). The in-process research and development acquired in the Insignia acquisition consisted primarily of one significant research and development project, Keoke, a video display protocol designed to add performance and bandwidth management enhancements to ICA(R) in MetaFrame and WinFrame software. As of June 30, 1999, the Company has completed this project and has incurred expenses totaling approximately $1.2 million since the date of acquisition.


APM

   On June 30, 1998, the Company completed its acquisition of APM Ltd ("APM"). The in-process research and development acquired in the APM acquisition consisted primarily of one significant research and development project. The project is an application server for Java, which is similar to WinFrame software, but runs Java applications. As of June 30, 1999, expenses totaling approximately $3.1 million had been incurred since the date of acquisition. The Company estimates approximately $1.9 million will be required to complete the remaining research and development project and it is expected to be completed in 2000. The remaining effort to complete the project is primarily the utilization of acquired technology to develop an application server for Java that would operate in a MetaFrame and WinFrame server environment. The research and development risks associated with this project relate primarily to updating the acquired technology to be compatible with Sun Microsystems' Java 2.0 application environment, integrating and porting such technology into a variety of server-based computing architectures.


VDONET

   In July 1998, the Company completed its acquisition of VDOnet Corporation, Ltd ("VDOnet"). The in-process research and development acquired in the VDOnet acquisition consisted primarily of one significant research and development project, ICA Video Services. This project allows video applications and applications containing video to be viewed on an ICA client. As of June 30, 1999, expenses totaling approximately $2.7 million had been incurred since the date of acquisition. The Company estimates approximately $1.7 million will be required to complete the remaining research and development project and it is expected to be completed in 2000. The remaining effort to complete the project is primarily the utilization of acquired technology to develop a video server that will provide video applications to an ICA client. The research and development risks associated with this project relate primarily to integrating this product into a server-based computing environment.

   The actual cost to complete the in-process and core technology acquired from Insignia has not varied materially from the estimated cost at the time of the valuation for Insignia. The estimated costs to complete the APM and VDOnet projects as of June 30, 1999 have increased from the estimated cost of $4.0 million and $200,000, respectively, at the time of the valuation, due to an increase in each of such project's scope. The completion dates of the in-process and core technology acquired are in line with expectations for the Insignia acquisition. The completion dates of the in-process and core technology acquired for the APM and VDOnet acquisitions are expected to be delayed by approximately nine months from the originally anticipated completion dates due to changes in the development of these technologies resulting from end user feedback. The Company is currently unable to determine the impact of such delays on its business, future results of operations and financial condition.

   There can be no assurance that the Company will not incur additional charges in subsequent periods to reflect costs associated with these transactions or that the Company will be successful in its efforts to integrate and further develop these technologies.

   Interest Income. Interest income increased during the six months ended June 30, 1999 compared to the respective period in the prior year primarily due to interest income earned on cash generated from operations and additional cash obtained from the issuance of the zero coupon convertible subordinated debentures in March 1999.

   Interest Expense. Interest expense increased during the six months ended June 30, 1999 compared to the respective period in the prior year primarily due to the issuance of the zero coupon convertible subordinated debentures in March 1999.

  Income Taxes. The Company's effective tax rate amounted to 36% for the three and six months ended June 30, 1999 and 1998.


LIQUIDITY AND CAPITAL RESOURCES

   During the six months ended June 30, 1999, the Company generated positive operating cash flows of approximately $71.6 million. Cash provided by operating activities relate primarily to net income of $53.6 million as adjusted for depreciation and amortization of $11.1 million, and tax benefits related to the exercise of non-statutory stock options and disqualified dispositions of incentive stock options of $9.5 million. Accounts payable and other accrued expenses increased $14.9 million due to higher expenses from increases in marketing activities and additional royalty fees. The increases in cash provided by operating activities were partially offset by a $17.3 million increase in deferred tax assets due to tax benefits from the exercise of non-statutory stock options and disqualified dispositions of incentive stock options and a $14.3 million increase in accounts receivable primarily due to higher revenue levels. Income tax payable increased $10.2 million due to greater profitability generated from higher revenue levels. Cash used in investing activities of $276.3 million related primarily to the use of the proceeds from the issuance of convertible subordinated debentures in March 1999 and also cash from operations used to purchase longer maturity investments. This cash outflow was partially offset by cash inflows from the sale of investments of approximately $83.1 million. Cash provided by financing activities of $312.0 million related primarily to $292.5 million of net proceeds from the issuance of convertible subordinated debentures and $19.6 million from the issuance of common stock under the Company's stock option plan.

   As of June 30, 1999, the Company had approximately $657.1 million in cash and investments and $289.1 million of working capital. The net proceeds from the issuance of convertible subordinated debentures have been invested in cash equivalents and investments. The Company intends to use the net proceeds for working capital and other general corporate purposes. The Company's cash and cash equivalents are invested in investment grade, highly liquid securities to minimize interest rate risk and allow for flexibility in the event of immediate cash needs. At June 30, 1999, the Company had approximately $44.0 million in accounts receivable, net of allowances, and $103.5 million of deferred revenues, of which the Company anticipates $59.5 million will be earned over the next twelve months. The Company also expects to receive an additional $30.0 million under the terms of the Development Agreement over the next twelve months.

   On April 15, 1999, the Board of Directors approved a stock repurchase program authorizing the repurchase of up to $200 million of the Company's common stock. Purchases will be made from time to time in the open market and paid out of general corporate funds. As of June 30, 1999, none of the Company's outstanding common stock has been repurchased under this program.

   On July 27, 1999, the Company completed its acquisition of certain in-process software technologies and assets of ViewSoft, Inc., a firm specializing in software for multi-tier and Web-based application development and deployment, for approximately $33.6 million. A portion of the purchase price is expected to be allocated to in-process research and development for which the Company expects to incur a one-time charge to its operations, amounting to approximately $2.3 million in the quarter ending September 30, 1999.

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

   While the Company believes that the current versions of its WinFrame and MetaFrame products are capable of storing four-digit year data, allowing applications to differentiate between dates from the 1900s and the year 2000 and beyond, the potential incompatibility with two-digit application programs may limit the Company's sales of product in those situations. Further, notwithstanding the operating system's ability to store four-digit year data, it is typically the application's function to collect and properly store date data. There can be no assurance that the Company's products will not be integrated by the Company or its customers with, or otherwise interact with, non-year 2000 compliant software or other products which may malfunction and expose the Company to claims from its customers or other third parties. The foregoing could result in the loss of or delay in market acceptance of the Company's products and services, increased service costs to the Company or payment by the Company of compensatory or other damages. Although the Company believes that many Windows applications do store four-digit year dates today, it is possible that some applications are now or have historically only collected two-digit year data, and in such cases the Company's products cannot create four-digit year data for applications which have collected only two digits in year fields. Further, there can be no assurance that the Company's software products that are designed to be year 2000 compliant contain all necessary technology to make them year 2000 compliant. If any of the Company's licensees experience year 2000 problems, such licensees could assert claims for damages against the Company.

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

   The third type of potential year 2000 exposure relates to the Company's computer hardware and other equipment related-systems, such as the Company's workstations, phone systems, security systems and elevator systems. The Company has completed its identification and evaluation of such systems' year 2000 exposure. The Company has not discovered any significant potential year 2000 exposure regarding its computer hardware and other equipment related systems.

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

   The Company's expectations as to the extent and timeliness of modifications required in order to achieve year 2000 compliance is a forward-looking statement subject to risks and uncertainties. Actual results may vary materially as a result of a number of factors, including, among others, those described in this paragraph. There can be no assurance however, that the Company will be able to successfully modify on a timely basis such products, services and systems to comply with year 2000 requirements, which failure could have a material adverse effect on the Company's operating results. Further, while the Company believes that its year 2000 compliance efforts will be completed on a timely basis, and in advance of the year 2000 date transition, there can be no assurance that unexpected delays or problems, including the failure to ensure year 2000 compliance by systems or products supplied to the Company by a third party, will not have an adverse effect on the Company, its financial performance, or the competitiveness or customer acceptance of its products. Further, the Company's current understanding of expected costs is subject to change as its year 2000 compliance project progresses and does not include potential costs related to actual customer claims, or the cost of internal software and hardware replaced in the normal course of business unless such installation has been accelerated to provide solutions to year 2000 compliance issues.


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


OUR SUCCESS IS SUBSTANTIALLY DEPENDENT UPON OUR STRATEGIC RELATIONSHIP WITH MICROSOFT

   Microsoft is the leading provider of desktop operating systems. We depend upon our strategic alliance agreement with Microsoft pursuant to which Citrix and Microsoft have agreed to cooperate to develop advanced operating systems and promote Windows application program interfaces. We also depend upon the license of key technology from Microsoft, including certain source and object code licenses, and technical support. Our relationship with Microsoft is subject to the following risks and uncertainties:

 . Competition with Microsoft.   NT Terminal Server is, and future product
  offerings by Microsoft may be, competitive with our current WinFrame and MetaFrame products, and any future product offerings by Citrix.

 . Termination of Microsoft's Endorsement of the ICA Protocol.   Microsoft has
  agreed to endorse only our ICA(R) protocol as the preferred method to provide multi-user Windows access for devices other than Windows clients until at least November 1999. Subsequent to November 1999, or before November 1999 if certain events occur as provided in our development agreement with Microsoft, it is possible that Microsoft will market or endorse other methods to provide non-Windows client devices multi-user Windows access.

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



OUR RELIANCE ON A FEW PRODUCTS FOR A MAJORITY OF OUR REVENUE COULD ADVERSELY AFFECT OUR BUSINESS


   We anticipate that our Windows Application Servers, which consists of our MetaFrame and WinFrame products, subscriptions and additional user licenses, will constitute the majority of our revenue for the foreseeable future. We further expect the MetaFrame product line will constitute the majority of our revenue within this product group for the foreseeable future. The MetaFrame product, when combined with NT Terminal Server, provides capabilities similar to those offered in the WinFrame technology line. Therefore, our ability to generate revenue from our MetaFrame product will depend upon market acceptance of NT Terminal Server products. We expect that revenue from MetaFrame-based products will constitute an increasing percentage of total revenue and that revenue from WinFrame-based products will decrease over time as a percentage of total revenue. We may experience declines in demand for our products as a result of new competitive product releases, price competition, lack of success of our strategic partners, technological change or other factors. In addition, the introduction of products based on MetaFrame technology may create competition with our WinFrame product line and may delay or replace orders of either product line. If we are unable to successfully sell our MetaFrame and WinFrame product lines, our business, operating results and financial condition would be materially adversely affected.



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

   We plan to increase our professional staff during 1999 as we implement sales, marketing and support and product development efforts, as well as associated administrative systems, to support planned growth. As a result of this planned growth in the size of our staff, we believe that we will also require additional facilities during 1999. Although we believe that the cost of such additional facilities will not significantly impact our financial position or results of operations, we anticipate that operating expenses will increase during 1999 as a result of our planned growth in staff. Such an increase in operating expenses may reduce our income from operations and cash flows from operating activities in 1999.



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



OUR SUCCESS DEPENDS UPON OUR ABILITY TO PROTECT OUR PROPRIETARY TECHNOLOGY


   We rely primarily on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality procedures and contractual provisions, to protect our proprietary rights. Our efforts to protect our proprietary technology rights may not be successful. The loss of any material trade secret, trademark, trade name or copyright could have a material adverse effect on us. Despite our precautions, it may be possible for unauthorized third parties to copy certain portions of our products or to obtain and use information regarded as proprietary. Substantially all of our sales are derived from the licensing of our products under "shrink wrap" license agreements that are not signed by licensees and, therefore, may be unenforceable under the laws of certain jurisdictions. In addition, our ability to protect our proprietary rights may be affected by the following:

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

  We will need to recruit additional personnel to develop new products, product enhancements and technologies. If we are unable to add staff and resources, future enhancements and additional features to our existing or future products may be delayed, which may have a material adverse effect on our business, results of operations and financial condition.



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



OUR SUCCESS DEPENDS ON OUR ABILITY TO EXPAND AND MANAGE DISTRIBUTION CHANNELS AND MAJOR DISTRIBUTORS, AS WELL AS ATTRACT LARGE ENTERPRISE CUSTOMERS

  To increase our sales, we must further expand and manage our indirect distribution channels, including OEMs, distributors, resellers, system integrators and service providers and attract large enterprise customers. We rely significantly on independent distributors and resellers for the marketing and distribution of our products. We do not control our distributors and resellers. Additionally, our distributors and resellers as well as our other indirect distribution channels are not obligated to purchase products from us and may also represent other lines of products. Our inability to expand and manage our relationship with our partners, the inability or unwillingness of our partners to effectively market and sell our products, the loss of existing partnerships, or the inability to attract large enterprise customers could have a material adverse effect on our business, operating results and financial condition. We intend to leverage our relationships with hardware and software vendors and systems integrators to encourage them to recommend or distribute our products. In addition, an integral part of our strategy is to expand our direct sales force and add third-party distributors both domestically and internationally. We are currently investing, and intend to continue to invest, significant resources to develop these channels, which will increase our operating expenses. Additionally, large enterprise customers usually request special pricing and generally have longer sales cycles which may negatively impact our revenues. Further, as we attempt to attract customers from different market segments, and in particular large enterprise customers, we may need to increase corporate branding activities which will increase our operating expenses.



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



OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE

  Our quarterly operating results have in the past varied and may in the future vary significantly depending on a number of factors, including:

 . the success of our Windows Application Servers product group and specifically our MetaFrame product line;
 . the effects of acquisitions or licenses of additional technology;
 . the size, timing and recognition of revenue from significant orders;
 . increased competition;
 . changes in our pricing policies or those of our competitors, including
  Microsoft;
 . new product introductions or enhancements by competitors;
 . delays in the introduction of products or product enhancements by us or our competitors;
 . customer order deferrals in anticipation of upgrades and new products;
 . market acceptance of new products and technologies offered by us;
 . changes in operating expenses, including for the addition of personnel;
 . foreign currency exchange rates; and
 . general economic conditions.


  We continually re-evaluate our programs, including specific license terms and conditions, to market our current and future products and services. We may implement new programs, including offering specified and unspecified enhancements to our current and future product lines. We may recognize revenues associated with such enhancements after the initial shipment or licensing of the software product or over the product's life cycle. We may modify our licensing fees with certain customers to a per usage basis. We may implement a different licensing model, in certain circumstances, which would result in the recognition of licensing fees over a longer period which may result in decreasing revenue. The timing of the implementation of such programs, the timing of the release of such enhancements, the timing of the implementation of a new licensing arrangement and other factors will impact the timing of our recognition of revenues and related expenses associated with our products, related enhancements and services. As a result of these factors, we currently cannot quantify the impact of the re-evaluation of our programs on our business, results of operations and financial condition.


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



POSSIBLE VOLATILITY OF OUR COMMON STOCK PRICE

  The market price for our common stock has been volatile and has fluctuated significantly to date. The trading price of our common stock is likely to continue to be highly volatile and subject to wide fluctuations in response to factors such as actual or anticipated variations in operating and financial results, anticipated revenue or earnings growth, analyst reports or recommendations and other events or factors, many of which are beyond our control. In addition, the stock market in general, and The Nasdaq National Market and the market for software companies and technology companies in particular, have experienced extreme price and volume fluctuations. These broad market and industry factors may materially and adversely affect the market price of the common stock, regardless of our actual operating performance. In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted against such companies. Such litigation, if instituted, could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect on our business, financial condition and results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The following discussion about the Company's market risk includes "forward-looking statements" that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. The Company does not use derivative financial instruments for speculative or trading purposes.

  The Company maintains a non-trading investment portfolio of investment grade, highly liquid, debt securities which limits the amount of credit exposure to any one issue, issuer, or type of instrument. The securities in the Company's investment portfolio are not leveraged and are generally classified as available for sale and therefore are subject to interest rate risk. The Company does not currently hedge interest rate exposure. The modeling technique used measures the change in fair values arising from a hypothetical shift in market interest rates and assumes ending fair values include principal plus accrued interest, dividends and reinvestment income. If market interest rates were to increase by 100 basis points from December 31, 1998 levels, the fair value of the portfolio at December 31, 1998 would decline by approximately $1.1 million. If market interest rates were to increase by 100 basis points from June 30, 1999 levels, the fair value of the portfolio at June 30, 1999 would decline by approximately $3.9 million.

                           PART II. OTHER INFORMATION



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's annual meeting of stockholders held May 13, 1999 ("the 1999 Annual Meeting"), the Company's stockholders took the following actions: (1) The Company's stockholders elected Robert N. Goldman, Tyrone F. Pike and Roger
W. Roberts as Class I directors, each to serve for a three-year term expiring at the Company's annual meeting of stockholders in 2002 or until his successor has been duly elected and qualified or until his early resignation or removal. Election of the directors was determined by a plurality of the votes cast at the 1999 Annual Meeting. With respect to such matter, the votes were cast as follows: 78,905,754 shares voted for the election of Mr. Goldman; 75,863,494 shares voted for the election of Mr. Pike and 78,903,236 shares voted for the election of Mr. Roberts; and 221,044 shares were withheld from the election of Mr. Goldman; 3,263,304 shares were withheld from the election of Mr. Pike and 223,562 shares were withheld from the election of Mr. Roberts. No other persons were nominated, or received votes, for election as directors of the Company at the 1999 Annual Meeting. The other directors of the Company whose term of office continued after the annual meeting were: Michael W. Brown, Kevin R. Compton, Stephen M. Down, Edward E. Iacobucci, Mark B. Templeton and John W. White; and (2) The Company's stockholders approved and adopted an amendment to the Company's Amended and Restated Certificate of Incorporation to increase the number of authorized shares of the Company's Common Stock, par value $0.001 per share, from 150,000,000 to 400,000,000 shares. With respect to such matter, the votes were cast as follows: 68,547,488 shares voted for the proposal, 10,495,996 shares voted against the proposal and 83,314 shares abstained from voting on the proposal.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits, which are filed with this report as set forth on the Exhibit Index appearing on page 29 of this report, are incorporated herein by this reference.

(b) A report on Form 8-K was filed with the Securities and Exchange Commission on April 23, 1999 with respect to:

Item 5 - Other Events. To disclose the authorization of a stock repurchase program to repurchase up to $200 million of the Company's common stock.

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 11th day of August 1999.



                                 CITRIX SYSTEMS, INC.



                               By:  /s/ MARK B. TEMPLETON
                                    ------------------------------------------
                                    Mark B. Templeton
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)





                               By:  /s/ JAMES J. FELCYN, JR.
                                    ------------------------------------------
                                    James J. Felcyn, Jr.
                                    Chief Financial Officer, Treasurer and
                                    Vice-President, Finance and
                                    Administration
                                    (Principal Financial Officer)



                               By:  /s/ MARC-ANDRE BOISSEAU
                                    ------------------------------------------
                                    Marc-Andre Boisseau
                                    Vice-President, Controller
                                    (Principal Accounting Officer)

                                 EXHIBIT INDEX

                                                                   Page Number
                                                                   -----------

3,4    Certificate of Amendment to Amended and Restated
         Certificate of Incorporation                                  30

27     Financial Data Schedule                                         32