Form 10-Q
period 1999-09-30
CITRIX SYSTEMS INC
filed 1999-11-15
CIK 877890

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       OR

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

      As of November 5, 1999 there were 89,610,613 shares of the registrant's Common Stock, $.001 par value per share, outstanding.

================================================================================

                             CITRIX SYSTEMS, INC.

                                   Form 10-Q
                   For the Quarter Ended September 30, 1999

                                   CONTENTS

                                                                     Page Number
                                                                     -----------
PART I:  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

             Condensed Consolidated Balance Sheets:
                 September 30, 1999 and December 31, 1998                 3
             Condensed Consolidated Statements of Operations:
                 Three Months and Nine Months ended
                 September 30, 1999 and 1998                              5
             Condensed Consolidated Statements of Cash Flows:
                 Nine Months ended September 30, 1999 and 1998            6
             Notes to Condensed Consolidated Financial Statements         7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                       10

Item 3.  Qualitative & Quantitative Disclosure about Market Risk         26

PART II: OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                27

Signatures                                                               28

Exhibit Index                                                            29

                          PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              Citrix Systems, Inc.

                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                                                      September 30,   December 31,
                                                                          1999            1998
                                                                    --------------------------------
                                                                              (in thousands)
Assets
Current assets:
   Cash and cash equivalents                                            $179,938        $127,546
   Short-term investments                                                137,251          56,934
   Accounts receivable, net of allowances of $7,657 and $6,234
     at September 30, 1999 and December 31, 1998, respectively            47,427          32,798
   Inventories                                                             8,473           4,071
   Prepaid expenses                                                        7,641           6,745
   Other current assets                                                    4,918           3,037
   Current portion of deferred tax assets                                 26,640          12,885
                                                                    --------------------------------
Total current assets                                                     412,288         244,016

Long-term investments                                                    376,721          97,108
Property and equipment, net                                               21,483          14,183
Deferred tax assets                                                       33,423          29,183
Other assets, net                                                         14,949              91
Intangible assets, net                                                    65,211          46,799
                                                                    --------------------------------
                                                                        $924,075        $431,380
                                                                    ================================

Continued on following page.

                              Citrix Systems, Inc.

                                   (Unaudited)

                                                                             September 30,      December 31,
                                                                                 1999               1998
                                                                          ------------------------------------
                                                                            (in thousands, except par value)
Liabilities and stockholders' equity
Current liabilities:
   Accounts payable and other accrued expenses                                $ 50,218           $ 29,735
   Accrued royalties and other accounts payable to stockholder                     935              2,891
   Deferred revenue                                                             23,140             10,107
   Current portion of deferred revenues on contract with
     stockholder                                                                39,898             39,830
   Income taxes payable                                                          1,882              2,553
                                                                          ------------------------------------
Total current liabilities                                                      116,073             85,116

Long-term liabilities
Deferred revenues on contract with stockholder                                  48,921             48,810
Convertible subordinated debentures                                            309,819                 --
                                                                          ------------------------------------
Total long-term liabilities                                                    358,740             48,810

Stockholders' equity:
   Common stock at $.001 par value--400,000 shares authorized at
     September 30, 1999; and 89,159 and 85,923 issued and
     outstanding at September 30, 1999 and December 31, 1998, respectively          89                 86
   Additional paid-in capital                                                  258,711            188,207
   Accumulated other comprehensive loss                                         (1,597)                --
   Retained earnings                                                           192,059            109,161
                                                                          ------------------------------------
Total stockholders' equity                                                     449,262            297,454
                                                                          ------------------------------------
                                                                              $924,075           $431,380
                                                                          ====================================

See accompanying notes.

                              Citrix Systems, Inc.

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                   Three Months Ended       Nine Months Ended
                                                      September 30,            September 30,
                                               ---------------------------------------------------
                                                    1999         1998        1999         1998
                                               ---------------------------------------------------
                                                   (in thousands, except per share information)
Revenues:
   Net revenues - unrelated parties              $  95,771    $  57,613   $ 255,412    $ 151,401
   Net revenues - stockholder                       10,009       10,008      29,821       21,726
                                               ---------------------------------------------------
Net revenues                                       105,780       67,621     285,233      173,127

Cost of revenues:
   Cost of revenues - unrelated parties              3,098        3,288      10,274       10,591
   Cost of revenues - stockholder                      205          620         651        2,848
                                               ---------------------------------------------------
Total cost of revenues                               3,303        3,908      10,925       13,439
                                               ---------------------------------------------------
Gross margin                                       102,477       63,713     274,308      159,688

Operating expenses:
   Research and development                          9,524        7,939      26,644       15,427
   Sales, marketing and support                     31,214       19,868      85,352       53,339
   General and administrative                       11,169        5,327      25,927       13,133
   Amortization of intangible assets                 5,235        4,168      12,776        6,388
   In-process research and development               2,300        2,432       2,300       18,416
                                               ---------------------------------------------------
Total operating expenses                            59,442       39,734     152,999      106,703
                                               ---------------------------------------------------
Income from operations                              43,035       23,979     121,309       52,985

Interest income                                      6,793        2,424      16,681        7,634
Interest expense                                    (3,975)          --      (8,460)          --
                                               ---------------------------------------------------
Income before income taxes                          45,853       26,403     129,530       60,619

Income taxes                                        16,507        9,505      46,631       21,823
                                               ---------------------------------------------------
Net income                                       $  29,346    $  16,898   $  82,899    $  38,796
                                               ===================================================

Earnings per common share:
   Basic earnings per share                      $    0.33    $    0.20   $    0.95    $    0.46
                                               ===================================================
   Weighted-average shares outstanding              88,542       84,438      87,533       83,814
                                               ===================================================
Earnings per common share - assuming dilution:
   Diluted earnings per share                    $    0.30    $    0.18   $    0.87    $    0.43
                                               ===================================================
   Weighted-average shares outstanding              96,568       91,818      94,918       90,725
                                               ===================================================

See accompanying notes.

                              Citrix Systems, Inc.

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                            Nine Months Ended
                                                                                              September 30,
                                                                                        --------------------------
                                                                                             1999         1998
                                                                                        --------------------------
                                                                                               (in thousands)
Operating activities
Net income                                                                                $  82,899    $  38,796
Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                          18,694       10,991
      Provision for (recovery of) doubtful accounts                                              58
      Provision for product returns                                                           1,400          633
      Tax benefit related to the exercise of non-statutory stock options and
        disqualified dispositions of incentive stock options                                 29,945       14,698
      Accretion of original issue discount                                                    8,460           --
      In-process research and development                                                     2,300       18,416
      Changes in operating assets and liabilities, net of effects of acquisitions:
         Accounts receivable                                                                (16,087)     (20,579)
         Inventories                                                                         (4,401)      (2,074)
         Prepaid expenses                                                                      (896)        (440)
         Other assets                                                                        (7,840)          --
         Deferred tax assets                                                                (17,995)     (12,419)
         Deferred revenue                                                                    13,033        3,921
         Deferred revenue on contract with stockholder                                          179        3,274
         Accounts payable and other accrued expenses                                         20,484        2,404
         Accrued royalties and other accounts payable to stockholder                         (1,956)        (480)
         Income taxes payable                                                                  (671)       3,387
                                                                                        --------------------------
Net cash provided by operating activities                                                   124,606       60,399

Investing activities
Purchases of investments                                                                   (502,511)    (155,128)
Proceeds from sale of investments                                                           140,983      159,297
Cash paid for acquisitions                                                                  (32,784)     (63,449)
Cash paid for licensing agreement                                                              (750)      (5,375)
Purchases of property and equipment                                                         (13,099)     (11,238)
                                                                                        --------------------------
Net cash used in investing activities                                                      (408,161)     (75,893)

Financing activities
Net proceeds from issuance of common stock                                                   43,563        8,517
Net proceeds from issuance of convertible subordinated debentures                           292,458           --
Other                                                                                           (74)          14
                                                                                        --------------------------
Net cash provided by financing activities                                                   335,947        8,531
                                                                                        --------------------------

Increase/(decrease) in cash and cash equivalents                                             52,392       (6,963)
Cash and cash equivalents at beginning of period                                            127,546      140,081
                                                                                        --------------------------
Cash and cash equivalents at end of period                                                $ 179,938    $ 133,118
                                                                                        ==========================

See accompanying notes.

                              Citrix Systems, Inc.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

                               September 30, 1999

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown are of a normal recurring nature and have been reflected in the unaudited condensed consolidated financial statements. The results of operations for the periods presented are not necessarily indicative of the results expected for the full year or for any future period. The information included in these unaudited condensed consolidated financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the consolidated financial statements and accompanying notes included in the Citrix Systems, Inc. (the "Company") Annual Report on Form 10-K for the year ended December 31, 1998.

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

3. Revenue Recognition

Revenue is recognized when earned. The Company's revenue recognition policies are in compliance with the American Institute of Certified Public Accountants Statement of Position ("SOP") 97-2 (as amended by SOP 98-4 and SOP 98-9), "Software Revenue Recognition". Product revenues are recognized upon shipment of the software product only if no significant Company obligations remain, the fee is fixed or determinable, and collection of the resulting receivable is deemed probable. In the case of non-cancelable product licensing arrangements under which certain Original Equipment Manufacturers ("OEMs") have software reproduction rights, initial recognition of revenue also requires delivery and customer acceptance of the product master or first copy. Subsequent recognition of revenues is based upon reported royalties from the OEMs as well as estimates of royalties due through the Company's reporting date. Revenue from packaged product sales to distributors and resellers is recorded when related products are shipped. In software arrangements that include rights to multiple software products, post-contract customer support, and/or other services, the Company allocates the total arrangement fee among each deliverable based on the relative fair value of each of the deliverables based on vendor-specific objective evidence. Product returns and sales allowances, including stock rotations, are estimated and provided for at the time of sale. Revenues from training and consulting are recognized when the services are performed. Service and subscription revenues from customer maintenance fees for ongoing customer support and product updates and upgrades are based on the price charged or derived value of the undelivered elements and are recognized ratably over the term of the contract, which is typically twelve months. Service revenues, which are immaterial when compared to net revenues, are included in net revenues on the face of the statement of operations.

4. Earnings per Share

Basic earnings per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options. The shares related to the convertible subordinated debentures were excluded from the computation of diluted earnings per share because of their antidilutive effect.

All share and per share data has been retroactively adjusted to reflect the two-for-one stock split in the form of a stock dividend paid on March 25, 1999 to stockholders of record as of March 17, 1999.

The following table sets forth the computation of basic and diluted earnings per share:

                                                   Three Months Ended        Nine Months Ended
                                                      September 30,             September 30,
                                              -----------------------------------------------------
                                                    1999         1998        1999          1998
                                              -----------------------------------------------------
                                                    (in thousands, except per share information)
Numerator:
   Net income                                   $   29,346   $   16,898   $   82,899   $   38,796
                                                ==========   ==========   ==========   ==========
Denominator:
   Denominator for basic earnings per share
     -- weighted-average shares                     88,542       84,438       87,533       83,814
   Effect of dilutive securities:
       Employee stock options                        8,026        7,380        7,385        6,911
                                                ----------   ----------   ----------   ----------
   Denominator for diluted earnings per share
     -- weighted-average shares                     96,568       91,818       94,818       90,725
                                                ==========   ==========   ==========   ==========
Basic earnings per share                        $     0.33   $     0.20   $     0.95   $     0.46
                                                ==========   ==========   ==========   ==========
Diluted earnings per share                      $     0.30   $     0.18   $     0.87   $     0.43
                                                ==========   ==========   ==========   ==========

5. Acquisition

On July 23, 1999, the Company completed its acquisition of certain in-process software technologies and assets of ViewSoft, Inc., a firm specializing in software for multi-tier, Web-based application development and deployment, for approximately $33.6 million in cash and liabilities assumed. The acquisition was accounted for under the purchase method of accounting and in accordance with Accounting Principles Board Opinion No. 16, "Accounting for Business Combinations." The Company allocated the cost of the acquisition to the assets acquired and the liabilities assumed based on their estimated fair values using an external valuation study. Based on appraised value, a portion of the purchase price was allocated to in-process research and development, which had not reached technological feasibility and had no alternative use. The allocation resulted in a pre-tax charge of approximately $2.3 million to the Company's operations in the third quarter of 1999. The Company also allocated approximately $31.2 million of the purchase price to goodwill and other intangible assets to be amortized over periods ranging from 3 to 4 years.

6. Comprehensive Income

The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and displaying comprehensive income and its components and requires the classification of changes in the balances of items that are reported directly in a separate component of stockholders' equity on the consolidated balance sheets. The components of comprehensive income, net of related tax, for the three and nine month periods ended September 30, 1999 and 1998 are as follows:

                                                             Three Months          Nine Months
                                                         Ended September 30,   Ended September 30,
                                                        -------------------------------------------
                                                          1999         1998      1999       1998
                                                        -------------------------------------------
                                                                     (in thousands)
Net income                                              $ 29,346    $ 16,898   $ 82,899    $ 38,796
Unrealized loss on available-for-sale securities, net       (100)         --     (1,597)         --
                                                        --------    --------   --------    --------
Comprehensive income                                    $ 29,246    $ 16,898   $ 81,302    $ 38,796
                                                        ========    ========   ========    ========

7. Convertible Subordinated Debentures

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

8. Stock Repurchase Program

On April 15, 1999, the Board of Directors approved a stock repurchase program authorizing the repurchase of up to $200 million of the Company's common stock. Purchases will be made from time to time in the open market and paid out of general corporate funds. As of September 30, 1999, none of the Company's outstanding common stock had been repurchased under this program.

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

      On May 9, 1997, the Company and Microsoft entered into a License, Development and Marketing Agreement, as amended (the "Development Agreement"), which provides for the licensing to Microsoft of certain of the Company's multi-user software enhancements to Microsoft's Windows NT Server and for the cooperation between the parties for the development of certain future multi-user versions of Microsoft Windows NT Server, Terminal Server Edition ("NT Terminal Server"). Under the terms of the Development Agreement, as amended, the Company is entitled to receive $100 million in quarterly payments, $85 million of which had been received as of September 30, 1999.

      As a result of the Development Agreement, the Company will continue to support the Microsoft Windows NT platform, but the MetaFrame products and later releases will no longer directly incorporate Windows NT technology. The Company plans to continue developing enhancements to its MetaFrame product line and expects that this product and associated options will constitute a majority of its revenues for the foreseeable future.

      The Company's revenue recognition policies are in compliance with the American Institute of Certified Public Accountants Statement of Position ("SOP") 97-2 (as amended by SOP 98-4 and SOP 98-9), "Software Revenue Recognition" as described in Note 3 of the Notes to Condensed Consolidated Financial Statements included in this report.

      On July 23, 1999, the Company completed its acquisition of certain in-process software technologies and assets of ViewSoft, Inc., a firm specializing in software for multi-tier, Web-based application development and deployment, for approximately $33.6 million in cash and liabilities assumed. The Company will leverage this technology to build its leadership in the rapidly growing market for deploying and managing Web-based applications. This acquisition was accounted for under the purchase method of accounting and in accordance with Accounting Principles Board Opinion No. 16, "Accounting for Business Combinations." The Company allocated the cost of the acquisition to the assets acquired and the liabilities assumed based on their estimated fair values using an external valuation study. A portion of the purchase price was allocated to in-process research and development, which had not reached technological feasibility and had no alternative use. The allocation resulted in a pre-tax charge of approximately $2.3 million to the Company's operations in the third quarter of 1999.

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

                                                                                                Change from          Change from
                                                                                                Three Months         Nine Months
                                              Three Months Ended       Nine Months Ended            Ended               Ended
                                                 September 30,            September 30,         September 30,        September 30,
                                              --------------------  ----------------------        1999 vs.             1999 vs.
                                               1999         1998        1999         1998    September 30, 1998  September 30, 1998
                                              -------------------------------------------------------------------------------------
Net revenues ...............................  100.0%       100.0%      100.0%       100.0%           56.4%              64.8%
Cost of revenues ...........................    3.1          5.8         3.8          7.8           (15.5)             (18.7)
                                              -----        -----       -----        -----
Gross margin ...............................   96.9         94.2        96.2         92.2            60.8               71.8
Operating expenses:
   Research and development ................    9.0         11.7         9.3          8.9            20.0               72.7
   Sales, marketing and support ............   29.5         29.4        29.9         30.8            57.1               60.0
   General and administrative ..............   10.6          7.9         9.1          7.6           109.7               97.4
   Amortization of intangible assets .......    4.9          6.2         4.5          3.7            25.6              100.0
   In-process research and development .....    2.2          3.6         0.8         10.6            (5.4)             (87.5)
                                              -----        -----       -----        -----
      Total operating expenses .............   56.2         58.8        53.6         61.6            49.6               43.4
                                              -----        -----       -----        -----
Income from operations .....................   40.7         35.4        42.6         30.6            79.5              128.9
Interest income ............................    6.4          3.6         5.8          4.4           180.2              118.5
Interest expense ...........................   (3.8)          --        (3.0)          --               *                  *
                                              -----        -----       -----        -----
Income before income taxes .................   43.3         39.0        45.4         35.0            73.7              113.7
Income taxes ...............................   15.6         14.1        16.3         12.6            73.7              113.7
                                              -----        -----       -----        -----
Net income .................................   27.7%        24.9%       29.1%        22.4%           73.7%             113.7%
                                              =====        =====       =====        =====

* Not meaningful.

      Net Revenues. Net revenues is segregated into five categories: Windows Application Servers, Computing Appliances Products, Management Services Products, Microsoft royalties and Other revenue. Windows Application Servers revenue represents fees related to the licensing of the Company's MetaFrame and WinFrame products, subscriptions and additional user licenses. Computing Appliances Products revenue consists of license fees and royalties from original equipment manufacturers ("OEMs") who are granted a license to incorporate and/or market the Company's multi-user technologies in their own product offerings. Management Services Products consist of system option products such as Load Balancing Services, Resource Management Services and other options, which are applicable to both the MetaFrame and WinFrame product lines. Microsoft royalties represent fees recognized in connection with the Development Agreement.

      The increase in net revenues in the third quarter of 1999 compared to the third quarter of 1998 and the respective nine month periods then ended was primarily attributable to increases in the volume of shipments of the Company's Windows Application Servers. Within the Windows Application Servers product group, demand for the Company's MetaFrame product, which began shipping in June 1998, resulted in increased sales of the MetaFrame product line and associated additional user licenses while sales of the WinFrame product line and associated additional user licenses decreased. To a lesser extent, the increase in net revenues was due to increases in the volume of shipments of Management Services Products, primarily due to higher sales levels of the Load Balancing Services product as end users continue to implement larger scale MetaFrame solutions. Net revenues of Computing Appliances Products declined for the stated periods due to decreased volume of licensing to OEMs.

An analysis of the Company's net revenues is detailed in the table below.

                                                                                                  Increase/(Decrease) for
                                                                                             Three Months           Nine Months
                                         Three Months Ended        Nine Months Ended            Ended                  Ended
                                            September 30,             September 30,          September 30,         September 30,
                                       -----------------------   -----------------------        1999 vs.             1999 vs.
                                         1999          1998        1999           1998     September 30, 1998   September 30, 1998
                                         ----          ----        ----           ----     ------------------   ------------------
Windows Application Servers .........     74.0%         65.6%       73.9%          67.1%         76.5%            81.5%
Computing Appliances Products .......      2.7          10.0         2.5           11.8         (58.5)           (65.2)
Management Services Products ........      9.9           5.3         9.3            4.4         190.7            249.0
Microsoft royalties .................      9.4          14.8        10.4           12.5           0.0             37.3
Other revenue .......................      4.0           4.3         3.9            4.2          45.9             55.3
                                         -----         -----       -----          -----
Net revenues ........................    100.0%        100.0%      100.0%         100.0%         56.4%            64.8%

      International. International revenues (sales outside of the United States) accounted for approximately 36% and 27% of net revenues for the three months ended September 30, 1999 and 1998, respectively. International revenues accounted for approximately 38% and 27% of net revenues for the nine months ended September 30, 1999 and 1998, respectively. The increase in international revenues as a percentage of net revenues were primarily due to the Company's increased sales and marketing efforts in Europe and Asia.

      Cost of Revenues. Cost of revenues consist primarily of the cost of royalties, product media and duplication, manuals, packaging materials and shipping expense. Cost of OEM revenues included in cost of revenues primarily consists of cost of royalties, except where the OEM elects to purchase shrink wrapped products in which case such costs are as described in the previous sentence. All costs incurred in connection with the Development Agreement are expensed as incurred as a separate component of cost of revenues.

      Gross Margin. Gross margin increased from 94.2% in the third quarter of 1998 to 96.9% in the third quarter of 1999, and from 92.2% in the first nine months of 1998 to 96.2% in the first nine months of 1999 due to increases in sales of the MetaFrame product and related user licenses. The MetaFrame product line has a relatively high gross margin contribution as the MetaFrame product line bears no royalties. Additionally, the increase in gross margin contribution is partly due to an adjustment to royalties payable associated with higher than expected additional user licenses deployed with MetaFrame products. The increase in gross margin related to the Development Agreement in the third quarter of 1999 compared to the third quarter of 1998 is due to a decrease in related costs. The increase in gross margin related to the Development Agreement for the first nine months of 1999 compared to the first nine months of 1998 is due to an increase in revenue related to the Development Agreement and a decrease in related costs. The overall increase in gross margin as a percentage of net revenues for the first nine months of 1999 was partially offset by an increase in inventory reserves.

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

      Sales, Marketing and Support Expenses. The increase in sales, marketing and support expenses in the third quarter of 1999 compared to the third quarter of 1998 and the respective nine month periods then ended resulted primarily from increased sales staff and associated salaries, commissions and expenses related to expansion of the Company's sales force. The increase was also due to higher levels of promotional activities and marketing programs directed at customer and business partner acquisition and retention, increased marketing staff and associated salaries, and additional advertising activities related to specific product lines and corporate branding. Promotional activities include co-op advertising programs and other promotional activities such as direct mail campaigns, programs directed at resellers, and trade shows.

      General and Administrative Expenses. The increase in general and administrative expenses is primarily due to increased expenses associated with consulting fees and additional staff, associated salaries and related expenses necessary to support overall increases in the scope of the Company's operations, including additional expenditures related to improvements to its information systems.

      Amortization of Intangible Assets. The increase in amortization of goodwill and identifiable intangible assets is primarily due to the acquisition of APM Ltd. in June 1998, VDOnet Corporation Ltd. in July 1998 and ViewSoft, Inc. in July 1999. These acquisitions resulted in additional goodwill and identifiable intangible assets of approximately $30.5 million, $5.6 million and $31.2 million, respectively, at their respective date of acquisition.

      In-Process Research and Development Expenses. During 1999 and 1998, the Company completed certain acquisitions related to its strategic objectives. Since the respective dates of acquisition, the Company has used the acquired in-process technology to develop new product offerings, which have or will become part of the Company's suite of products when completed. Functionality included in products using the acquired in-process technology have been introduced at various times following the respective transaction dates of the acquired assets. The Company currently expects to complete the development of the remaining projects at various dates in 2000. Upon completion, the Company will offer the related products to its customers.

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

      A description of the in-process research and development and the estimates made by the Company for APM, VDOnet, and ViewSoft is summarized below. After the acquisition of each technology, the Company has continued the development of these in-process projects.

APM

      In June 1998, the Company completed its acquisition of APM Ltd
("APM"). The in-process research and development acquired in the APM acquisition consisted primarily of one significant research and development project. The project is an application server for Java, which is similar to WinFrame software, but runs Java applications. This project is intended for the server-based computing market. As of September 30, 1999, expenses totaling approximately $3.6 million had been incurred since the date of acquisition. The Company estimates approximately $1.3 million will be required to complete the remaining research and development project and it is expected to be completed in 2000. The remaining effort to complete the project is primarily the utilization of acquired technology to develop an application server for Java that would operate in a MetaFrame and WinFrame server environment. The research and development risks associated with this project relate primarily to updating the acquired technology to be compatible with Sun Microsystems' Java 2.0 application environment, and integrating and porting such technology into a variety of server-based computing architectures.

VDOnet

      In July 1998, the Company completed its acquisition of VDOnet Corporation, Ltd ("VDOnet"). The in-process research and development acquired in the VDOnet acquisition consisted primarily of one significant research and development project, ICA Video Services. This project allows video applications and applications containing video to be viewed on an ICA client. This project is intended for the server-based computing market. As of September 30, 1999, expenses totaling approximately $3.2 million had been incurred since the date of acquisition. The Company estimates approximately $1.6 million will be required to complete the remaining research and development project and it is expected to be completed in 2000. The remaining effort to complete the project is primarily the utilization of acquired technology to develop a video server that will provide video applications to an ICA client. The research and development risks associated with this project relate primarily to integrating this product into a server-based computing environment.

ViewSoft

      In July 1999, the Company completed its acquisition of ViewSoft, Inc. ("ViewSoft"). The in-process research and development acquired in the ViewSoft acquisition consisted primarily of one significant research and development project, ViewSoft Internet 4.0. This project enables multi-tier, Web-based application development and deployment. At the date of the valuation, ViewSoft was in development with this product. The product was intended to operate in the multi-tier web application market and was not intended to operate in a Citrix MetaFrame or WinFrame environment. The Company estimated this project was approximately 85% complete at the date of acquisition. The aggregate value assigned to in-process research and development was $2.3 million. At the date of the valuation, the expected cost to complete the project was approximately $660,000. As of September 30, 1999, expenses totaling approximately $550,000 had been incurred since the date of acquisition and the Company estimates approximately $1.1 million will be required to complete the remaining research and development project. The project is expected to be completed in the first half of 2000. The remaining efforts to complete the project relate primarily to stress testing and, to a lesser extent, bug fixes and documentation. The research and development risks associated with this project relate primarily to potential design flaws revealed during testing.

      The fair value of the ViewSoft in-process technology was based on analyses of the markets, projected cash flows and risks associated with achieving such projected cash flows. In developing these cash flow projections, revenues were estimated based on relevant factors, including aggregate revenue growth rates for the business as a whole, individual service offering revenues, characteristics of the potential market for the service offerings and the anticipated life of the underlying technology. Operating expenses and resulting profit margins were estimated based on the characteristics and cash flow generating potential of the acquired in-process research and development, and included assumptions that certain expenses would decline over time as operating efficiencies were obtained based on the Company's historical knowledge of its operations. The Company assumed material net cash inflows would commence in 2000. Appropriate adjustments were made to operating income to derive net cash flow, and the estimated net cash flows of the in-process technology was then discounted to present value using rates of return that the Company believes reflect the specific risk/return characteristics of this research and development project. The selection of the discount rate was based on the consideration of: (i) the weighted average cost of capital, which measures a company's cost of debt and equity financing weighted by the percentage of debt and percentage of equity in its target capital structure; (ii) the corresponding weighted average return on assets which measures the after-tax return required on the assets employed in the business weighted by each asset group's percentage of the total asset portfolio; and (iii) venture capital required rates of return which typically relate to equity financing for relatively high-risk business projects.

      Revenues attributable to the acquired in-process technology were assumed to increase during the first two years of the four year projection period at annual rates ranging from 179% to 904% and then decrease at rates ranging from 14% to 26%.

Projected annual revenue ranged from approximately $10.0 million to $192.9 million over the term of the projection. These projections were based on aggregate revenue growth rates for the business as a whole, individual product revenues, giving consideration to transaction volumes and prices, anticipated growth rates for the server-based computing market, anticipated product development and product introduction cycles, and the estimated life of the underlying technology. Projected revenue from the in-process research and development was assumed to peak in 2001, and decrease during 2002 and 2003.

      Gross profit attributable to the acquired in-process technology was assumed to increase in the first two years of the projection period at annual rates ranging between 173% and 882% and then decrease over the remaining years at rates between 14% to 26%, resulting in annual gross profits ranging from approximately $4.5 to $12.3 million. The gross profit projections assumed a growth rate approximately the same as the revenue growth rate.

      Operating profit attributable to the acquired in-process technology was assumed to increase in the first two years of the projection period at annual rates ranging between 153% and -286% (due to an expected operating loss in the first year), and decrease over the remaining years at rates between 14% and 26% annually, resulting in annual operating profits ranging from approximately $2.2 million to $5.5 million. Operating profit projections assumed a growth rate approximately the same as the revenue growth rate.

      The Company used a discount rate of 30% for valuing the in-process research and development acquired, which the Company believes reflected the risk associated with the completion of the research and development project and the estimated future economic benefits to be generated subsequent to the project's completion.

      No assurance can be given that actual revenues and operating profit attributable to acquired in-process research and development will not deviate from the projections used to value such technology in connection with the acquisition. Ongoing operations and financial results for acquired assets, and the Company as a whole, are subject to a variety of factors which may not have been known or been estimable at the date of such transaction, and such estimates should not be considered the Company's current projections for operating results for the acquired assets or the Company as a whole.

      The estimated costs to complete the APM and VDOnet projects as of September 30, 1999 have increased from the estimated cost of $4.0 million and $200,000, respectively, at the time of the valuation, due to an increase in each of such project's scope and, in APM's case, the rapid pace of technological change in the Java environment. The completion dates of the in-process and core technology acquired for the APM and VDOnet acquisitions are expected to be delayed by approximately nine months and eleven months, respectively, from the originally anticipated completion dates due to changes in the development of these technologies resulting from end user feedback. The estimated cost to complete the ViewSoft project as of September 30, 1999 has increased from the estimated cost of $660,000, at the time of the valuation, due to an increase in the scope of the project. The estimated completion date of the ViewSoft project is expected to be delayed by approximately five months from the originally anticipated completion date due to increases in project scope and a longer testing period. The Company is currently unable to determine the impact of such delays on its business, future results of operations and financial condition.

       There can be no assurance that the Company will not incur additional charges in subsequent periods to reflect costs associated with these transactions or that the Company will be successful in its efforts to integrate and further develop these technologies.

      Interest Income. Interest income increased during the three and nine months ended September 30, 1999 compared to the respective periods in the prior year primarily due to interest income earned on cash obtained from the issuance of the zero coupon convertible subordinated debentures in March 1999 and cash generated from operations.

      Interest Expense. Interest expense increased during the three and nine months ended September 30, 1999 compared to the respective periods in the prior year primarily due to the issuance of the zero coupon convertible subordinated debentures in March 1999.

      Income Taxes. The Company's effective tax rate amounted to 36% for the three and nine months ended September 30, 1999 and 1998.

Liquidity and Capital Resources

      During the nine months ended September 30, 1999, the Company generated positive operating cash flows of approximately $124.6 million. Cash provided by operating activities relate primarily to net income of $82.9 million as adjusted for tax benefits related to the exercise of non-statutory stock options and disqualified dispositions of incentive stock options of $26.9 million, and depreciation and amortization of $18.7 million. Accounts payable and other accrued expenses increased $20.5 million due to higher expenses from increased marketing activities and royalty fees. The increase in cash provided by operating activities were partially offset by a $18.0 million increase in deferred tax assets primarily due to an increase in deferred revenue and a $16.1 million increase in accounts receivable primarily due to higher revenue levels. Cash used in investing activities of $408.2 million related primarily to the use of the proceeds from the issuance of convertible subordinated debentures in March 1999 and also cash from operations used to purchase longer maturity investments. Cash of approximately $32.8 million was used in the acquisition of ViewSoft, Inc. These cash outflows were partially offset by cash inflows from the sale of investments of approximately $141.0 million. Cash provided by financing activities of $335.9 million related primarily to $292.5 million of net proceeds from the issuance of convertible subordinated debentures and $43.6 million from the issuance of common stock under the Company's stock plans.

      As of September 30, 1999, the Company had approximately $693.9 million in cash and investments and $296.2 million of working capital. The net proceeds from the issuance of convertible subordinated debentures have been invested in cash equivalents and investments. The Company intends to use the net proceeds for working capital and other general corporate purposes. The Company's cash and cash equivalents are invested in investment grade, highly liquid securities to minimize interest rate risk and allow for flexibility in the event of immediate cash needs. At September 30, 1999, the Company had approximately $47.4 million in accounts receivable, net of allowances, and $112.0 million of deferred revenues, of which the Company anticipates $63.0 million will be earned over the next twelve months. The Company also expects to receive an additional $15.0 million under the terms of the Development Agreement prior to December 31, 1999.

      On April 15, 1999, the Board of Directors approved a stock repurchase program authorizing the repurchase of up to $200 million of the Company's common stock. Purchases will be made from time to time in the open market and paid out of general corporate funds. As of September 30, 1999, none of the Company's outstanding common stock had been repurchased under this program.

      On July 27, 1999, the Company completed its acquisition of certain in-process software technologies and assets of ViewSoft, Inc. for approximately $33.6 million in cash and liabilities assumed.

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

      With respect to internal information systems, the Company has completed its testing and compliance program to identify any year 2000 problems. An audit has been conducted to identify all business critical applications and responses sought from vendors as to whether the application is compliant or not and what plans they have in place to ensure compliance before December 31, 1999. The Company has not discovered any significant potential year 2000 exposure regarding its internal information systems. The third type of potential year 2000 exposure relates to the Company's computer hardware and other equipment-related systems, such as the Company's workstations, phone systems, security systems and elevator systems. The Company has completed its identification and evaluation of such systems' year 2000 exposure. The Company has not discovered any significant potential year 2000 exposure regarding its computer hardware and other equipment related systems.

      The fourth aspect of the Company's year 2000 analysis involves evaluating the year 2000 efforts of third parties, including critical suppliers and other partners with whom the Company has strategic relationships. The Company has contacted critical suppliers and other parties through written and/or telephone inquiries. All critical suppliers and other parties have responded to the Company's inquires and have indicated they are compliant or will be compliant before December 31, 1999. The Company will continue to follow up with suppliers and other parties that have indicated a current status of noncompliance. If the Company determines that the year 2000 exposure of any critical suppliers or other strategic relationships could result in material disruptions to their respective businesses, the Company may develop appropriate contingency plans. Further, if certain critical third party providers, such as those supplying outsourced manufacturing, electricity, water, or telecommunications services, experience difficulties resulting in a material interruption of services to the Company, such interruption would likely result in a material adverse effect on the Company's business, results of operations and financial condition.

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

 .     Termination of Microsoft's Endorsement of the ICA Protocol. Microsoft's
      agreement to endorse only our ICA(R) protocol as the preferred method to provide multi-user Windows access for devices other than Windows clients expired in November 1999. Microsoft may now market or endorse other methods to provide multi-user Windows access to non-Windows client devices.

 .     Dependence on Microsoft for Commercialization. Our ability to successfully commercialize our MetaFrame product depends on Microsoft's ability to market NT Terminal Server products and future product offerings. We do not have control over Microsoft's distributors and resellers and, to our knowledge, Microsoft's distributors and resellers are not obligated to purchase products from Microsoft.

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

      In addition, alternative products and technologies exist for Internet commerce that directly or indirectly compete with our products. Existing or new products that extend web site software to provide database access or interactive computing could materially impact our ability to sell our products in this market. As markets for our products continue to develop, additional companies, including companies with significant market presence in the computer hardware, software and networking industries, may enter the markets in which we compete and further intensify competition. Finally, although we believe that price has historically been a less significant competitive factor than product performance, reliability and functionality, we believe that price competition may become more significant in the future. We may not be able to maintain our historic prices, and any inability to do so could adversely affect our business, results of operations and financial condition.

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

      We plan to continue to increase our professional staff as we implement additional sales, marketing and support and product development efforts, as well as associated administrative systems, to support planned growth. As a result of this planned growth in the size of our staff, we believe that we will also require additional facilities during 1999. Although we believe that the cost of such additional facilities will not significantly impact our financial position or results of operations, we anticipate that operating expenses will increase during 1999 as a result of our planned growth in staff. Such an increase in operating expenses may reduce our income from operations and cash flows from operating activities in 1999.

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

      We continually re-evaluate our programs, including specific license terms and conditions, to market our current and future products and services. We may implement new programs, including offering specified and unspecified enhancements to our current and future product lines. We may recognize revenues associated with such enhancements after the initial shipment or licensing of the software product or over the product's life cycle. We modified our licensing fees with certain customers to a per usage basis. We may implement a different licensing model, in certain circumstances, which would result in the recognition of licensing fees over a longer period which may result in decreasing revenue. The timing of the implementation of such programs, the timing of the release of such enhancements, the timing of the implementation of a new licensing arrangement and other factors will impact the timing of our recognition of revenues and related expenses associated with our products, related enhancements and services. As a result of these factors, we currently cannot quantify the impact of the re-evaluation of our programs on our business, results of operations and financial condition.

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

      The Company maintains a non-trading investment portfolio of investment grade, highly liquid, debt securities which limits the amount of credit exposure to any one issue, issuer, or type of instrument. The securities in the Company's investment portfolio are not leveraged and are generally classified as available for sale and therefore are subject to interest rate risk. The Company does not currently hedge interest rate exposure. The modeling technique used measures the change in fair values arising from a hypothetical shift in market interest rates and assumes ending fair values include principal plus accrued interest, dividends and reinvestment income. If market interest rates were to increase by 100 basis points from December 31, 1998 levels, the fair value of the portfolio at December 31, 1998 would decline by approximately $1.1 million. If market interest rates were to increase by 100 basis points from September 30, 1999 levels, the fair value of the portfolio at September 30, 1999 would decline by approximately $4.8 million.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits, which are filed with this report as set forth on the Exhibit Index appearing on page 29 of this report, are incorporated herein by this reference.

(b) A report on Form 8-K was filed with the Securities and Exchange Commission on August 3, 1999 with respect to:

Item 5 - Other Events. To disclose the completion of the acquisition of ViewSoft, Inc. on July 23, 1999.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 15th day of November 1999.


                                       CITRIX SYSTEMS, INC.


                              By:      /s/ MARK B. TEMPLETON
                                       -------------------------------------
                                       Mark B. Templeton
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)


                              By:      /s/ JAMES J. FELCYN, JR.
                                       -------------------------------------
                                       James J. Felcyn, Jr.
                                       Chief Financial Officer, Treasurer
                                       and Vice-President, Finance and
                                       Administration
                                       (Principal Financial Officer)


                              By:      /s/ MARC-ANDRE BOISSEAU
                                       -------------------------------------
                                       Marc-Andre Boisseau
                                       Vice-President, Controller
                                       (Principal Accounting Officer)

                                  Exhibit Index

                                                                     Page Number
                                                                     -----------

     27           Financial Data Schedule                                30