Form 10-K
period 1999-12-31
CITRIX SYSTEMS INC
filed 2000-03-23
CIK 877890

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM          TO          .

                         COMMISSION FILE NUMBER 0-27084

                              CITRIX SYSTEMS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                            75-2275152
  (STATE OR OTHER JURISDICTION OF      (IRS EMPLOYER IDENTIFICATION NO.)
   INCORPORATION OR ORGANIZATION)

          6400 NW 6TH WAY                            33309
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of Common Stock held by non-affiliates of the registrant as of March 10, 2000 (based on the last reported sale price on The Nasdaq National Market as of such date) was $19,792,872,803. As of March 10, 2000 there were 184,119,747 shares of the registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     None.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ITEM 1.  BUSINESS

GENERAL

     Citrix Systems, Inc. ("Citrix" or the "Company") is a leading supplier of application server software and services that enable the effective and efficient enterprise-wide deployment and management of applications, including those designed for Microsoft Corporation ("Microsoft") Windows(R) operating systems. The Company's products permit organizations to deploy and manage applications without regard to location, network connection, or type of client hardware platform. These products utilize the Company's Independent Computing Architecture ("ICA(R)"), which allows an application's graphical user interface to be displayed on a client while its logic is executed on a server, thereby providing a manageable and bandwidth-efficient solution. The Company was incorporated in April 1989, and shipped its initial products in 1991.

INDUSTRY BACKGROUND

     New information technologies and the Internet have enabled enterprises to provide their employees with broad access to business-critical information, including sales, technical, human resources, vendor and supplier information. Because of their many diverse end-user requirements, enterprises have made significant investments in information systems infrastructure, frequently incorporating a variety of software operating environments, computing platforms and communications protocols. Business-critical enterprise applications and personal productivity tools typically have been supplied by a variety of vendors, often resulting in incompatible systems and applications within and among company locations. As a result of this proliferation of technology, demand has increased for systems that offer users a standard interface, transparent communications and the ability to deliver enterprise and personal productivity applications to local and remote enterprise users. Organizations seeking to broadly deploy applications are faced with a diverse set of challenges, including:

     - Internet and eBusiness Initiatives. Although there has been global adoption of the Internet by enterprises and application service providers ("ASPs"), these organizations lack the ability to rapidly integrate 32-bit Windows applications into standard Web browsers.

     - Platform Diversity. In addition to Microsoft Windows operating systems, the preferred environment for enterprise applications, desktop-computing systems within an enterprise may include DOS systems, UNIX(R) workstations, X-Terminals, Macintosh systems and OS/2 workstations. These systems typically do not support 32-bit Windows applications.

     - Client Diversity. Certain organizations require simpler, relatively low-cost devices, such as personal digital assistants ("PDAs"), information kiosks and fixed function terminals for certain enterprise applications, but these devices currently cannot be effectively utilized because full Windows support is generally not available.

     - Remote Users. The diversity of network connection types, protocols and transmission speeds limit the ability of organizations to deploy Windows, Java(TM) and web-based applications on a cost-effective and efficient basis among remote users such as mobile workers, telecommuters and branch office personnel.

     - Extended Enterprise. The extension of enterprise information systems to suppliers, distributors, customers and prospects creates Windows application deployment issues that are outside the control of information systems managers, such as the quality and security of the network connection, the client platform involved and the technical expertise of the external user.

     The Company believes that these challenges have impeded effective deployment of enterprise applications to many essential user communities.

THE CITRIX SOLUTION

     Citrix develops, markets, sells and supports innovative client and application server software that enables the effective and efficient enterprise-wide deployment and management of Windows business applications. The Company's Windows Application Servers and Management Services Products permit organizations to deploy and manage Windows applications without regard to location or type of client hardware platforms. These products operate by executing the Windows applications on a multi-user Windows NT server and provide end-users access to the server from a variety of client platforms through the Company's ICA protocol. This approach minimizes the memory and processing requirements of the client system, resulting in a highly scaleable, bandwidth-efficient solution for deployment and management of enterprise Windows applications across a range of platforms and network environments.

     The Company's products enable the broad deployment of Windows applications in a variety of environments, including:

     - The Internet, accessed through widely-available browser technology;

     - Emerging information appliances, such as hand-held wireless devices, PDAs, information kiosks, Windows-based terminals and network computers;

     - Low-bandwidth connections, such as dial-up, wide area networks ("WAN") and wireless;

     - Intel and non-Intel based platforms, such as 486 and Pentium computers and laptops which are not capable of running the applications locally, UNIX workstations, Java applications, X-Terminals and Macintosh systems.

     To address deployment in these diverse environments, the Company has developed two key technologies: (i) ICA and (ii) multi-user Windows NT extensions developed under a source code license from Microsoft.

     ICA. The Company's ICA technology enables the separation of an application's graphical user interface from the application logic, allowing the user interface to be displayed on a client while the application logic itself is executed on a server. This distributed architecture allows 16- and 32-bit Windows, Java or UNIX applications to run remotely over a wide range of connection speeds, including low-bandwidth connections.

     Multi-User Windows NT Extensions. The Company's multi-user Windows NT extensions allow multiple users to share an application server, with each user receiving a "virtual" Windows environment through a dedicated ICA session. The systems management and security extensions are fully integrated with the standard Windows NT administrative features, allowing for consistent and integrated multi-user server management facilities. These extensions were developed under source code license and strategic alliance agreements with Microsoft and licensed back to Microsoft under the terms of a development agreement with Microsoft as described in Item 7.

PRODUCTS

     The Company's products consist of the following:

     Windows Application Servers. The Windows Application Servers product line consists primarily of MetaFrame(TM) and WinFrame(R) products. MetaFrame software is an enhancement to Microsoft Windows NT Server 4.0, Terminal Server Edition ("NT Terminal Server") and Windows 2000 server products, which Microsoft launched in February 2000. MetaFrame is system software that incorporates Citrix's ICA protocol and extends NT Terminal Server or Windows 2000 with additional client and server functionality, including support for heterogeneous computing environments, enterprise-class end-to-end management and the ability to easily deploy applications via the Internet. The Company's MetaFrame software, in conjunction with NT Terminal Server and/or Windows 2000, delivers a comprehensive application server software computing solution for the entire enterprise. The MetaFrame product line enables organizations to better deploy, manage and access applications across the extended enterprise to a variety of client devices, operating platforms or network connections, including low bandwidth environments. WinFrame is Windows application server software based on Windows NT 3.51 that allows customers to deploy advanced Windows applications remotely, provide Windows applications to a broad array of client platforms and publish enterprise applications on a corporate intranet. The WinFrame product family consists of a version targeted for the corporate enterprise and a version targeted at departmental or workgroup environments.

     The Company's products enable the deployment and management of Windows business applications in large-scale Windows, non-Windows and heterogeneous environments. MetaFrame and WinFrame software incorporate the Company's ICA technology, which allows for the deployment in a bandwidth-efficient manner of enterprise applications with the necessary scalability, performance and reliability. These deployments often involve complex applications running on multiple servers and supporting numerous clients. In addition, the Company offers additional user license packs to increase the number of users who can access Windows Application Servers software.

     MetaFrame and WinFrame first shipped in June 1998 and August 1995, respectively. Windows Application Servers constituted approximately 74% of the Company's revenues in 1999, 69% in 1998, and 67% in 1997. Sales of MetaFrame product line accounted for approximately 46% of the Company's revenues in 1999 and 22% in 1998. Sales of WinFrame product line accounted for approximately 4%, 29% and 49% of the Company's revenues in 1999, 1998 and 1997, respectively.

     Management Services Products. Management Services Products consist of enhancements to the Windows Application Servers product line, which incorporates sophisticated management tools into the MetaFrame and WinFrame product lines. The management tools include application publishing services, help desk support features, support for desktop peripherals and other features which permit the centralized management and support of server-based applications. The Company markets the following Management Services Products:

     - Load Balancing Services. The Company's Load Balancing system provides true application-based load balancing and enterprise scalability.

     - Resource Management Services. The Company's Resource Management system provides the means to monitor and manage critical system resources.

     - Installation Management Services. The Company's Installation Management Services provides the means to easily package applications for installation on MetaFrame servers across the enterprise.

     - UNIX Integration Services. The Company's UNIX Integration Services provides X11 connectivity to Citrix MetaFrame and WinFrame Servers for UNIX-based desktops and terminals.

     - Secure ICA. The Company's Secure ICA system option provides 40-, 56- and 128-bit encryption for client access to MetaFrame and WinFrame installations.

     Collectively, these products accounted for approximately 10% of the Company's revenues in 1999, 5% in 1998 and 2% in 1997.

     Computing Appliances Products. The Company licenses Windows Application Servers clients and servers to manufacturers of computing appliances who add value to these products, and in some cases, remarket these products under their own brand names. Computing Appliances Products accounted for approximately 2% of the Company's revenues in 1999, 9% in 1998 and 19% in 1997.

     The Citrix Solution can be applied in numerous computing situations, such as:

     Remote Computing. The Company's products are used to deploy applications across the enterprise whose scale, performance, reliability and security requirements are more demanding than those associated with simple remote access. The remote computing market includes dial-in remote access for large field workforces and branch office locations and deployment of applications over an enterprise WAN. Without the use of MetaFrame/NT Terminal Server or WinFrame software, remote deployment of these applications can be slow and expensive because LAN applications typically require a substantial amount of memory and fast processors on the desktop and relatively high-speed communication bandwidth.

     Web Computing. As use of the Internet and corporate intranets continues to increase, companies often need to integrate web technologies and Windows applications. The Company's MetaFrame or WinFrame application server software, when used in conjunction with a web server, provides Internet and intranet access to standard and custom developed Windows applications. For example, using the Company's products, an organization could add secure interactive access to an application directly from a web page without developing any new programs or changing the existing application program or database.

     Terminals. Citrix has licensed its ICA technology to companies such as IBM, Acer, Sun, QNX, Wyse Technology and Boundless Technologies to enable the development of low-cost terminals. In addition, the Company intends to continue to develop strategic relationships and work with key strategic partners to deploy Windows applications on point of sale terminals and information kiosks. The Company believes that its line of application server products, when coupled with these new devices, will provide an effective alternative to character-based implementations and will capitalize on existing Windows applications, tools and development facilities.

     Hand-held PCs, PDAs and Information Appliances. Many device manufacturers, including Motorola, Sharp, Fujitsu, Hitachi, Hewlett Packard, and Symbol Technologies, are shipping low cost portable devices that offer features such as extended battery life and wireless connectivity to remote servers. However, the latest generation of Windows applications and Windows development tools require substantial RAM, processing power and communications bandwidth for adequate performance, which may limit the functionality of these wireless devices. The Company believes that incorporating the Company's technology into these devices will enable them to more effectively utilize the latest generation of Windows applications. To date, Citrix has licensed technology to Motorola, IBM, Sharp, Symbol Technologies, Telxon Corporation, Psion Software PLC and others for this purpose.

     UNIX, X-Terminal, DOS and Macintosh Support for Windows. Windows 95 and 98 caused major changes in the Windows application software market at the time they were introduced. As independent software vendors moved to develop applications that capitalized on the new features of the Windows 95 and 98 operating systems organizations upgraded client systems in order to run these applications. However, many organizations employed a heterogeneous mix of computing platforms, including DOS systems, Windows 3.x systems, UNIX workstations, Java devices, X-Terminals and Macintosh computers, each of which is incapable of running such applications without additional hardware or software. Citrix's family of products can deliver Windows 32-bit applications, running on the server, to most types of network-attached client systems, including DOS, Windows 3.x, Windows for Workgroups, Windows 95 and 98, Windows NT, Windows CE, OS/2, UNIX, Java and Macintosh systems.

TARGET MARKETS

     Corporate Customers. The Company's primary market for its products and services is large and medium-sized enterprises that require the ability to deploy, manage, and access business applications across the extended enterprise. The Company's products and technology extend the functionality of the operating system by providing enterprise application management for increased scalability, deployment and simplified application support, Web-enablement of applications, and universal application access to users.

     Application Service Providers. The rising cost of licensing and the complexity of systems administration have given rise to ASPs. ASPs function as virtual "computing utility companies" whereby businesses or consumers can access applications from a central location. The ability of ASPs to rapidly deliver such applications over the Internet and other networks, wired to wireless, is limited by bandwidth requirements, user device capabilities, and a system that is scalable, reliable and secure. The Company's products and technologies allow ASPs to deliver the largest number of applications to the broadest array of computing devices with minimum bandwidth requirements. The advanced manageability and security features of the Company's products and technologies enable ASPs to meet the demands for scalability, reliability and security.

STRATEGIC RELATIONSHIPS

     The Company has entered into a number of strategic relationships to develop its existing and future product lines, develop markets for the application of its technology and broaden deployment and acceptance of ICA as an emerging industry standard technology for distributed Windows applications.

     Microsoft. Since inception, the Company has had a number of license agreements with Microsoft, including licenses relating to Microsoft OS/2, Windows 3.x, Windows for Workgroups, Windows NT, Windows CE and Internet Explorer. These agreements have provided access to certain Microsoft source and object code, technical support and other materials. In addition, the Company is permitted to license and distribute Microsoft Windows NT 3.51 server software as a part of its WinFrame line of products, pursuant to which the Company pays royalties to Microsoft. The license agreements had an initial term that expired in September 1994 and was subsequently extended until September 2001. In July 1996, the Company entered into a license, development and marketing agreement with Microsoft relating to the inclusion of ICA as an embedded component in future versions of Windows 95, Windows 98, Windows NT, Windows 2000 and Internet Explorer for Windows. Pursuant to this agreement, the Company licenses its ICA technology to Microsoft, royalty-free, for inclusion in the above Microsoft Windows family of products.

     In May 1997, the Company entered into a five year joint license, development and marketing agreement with Microsoft, as amended (the "Development Agreement"), pursuant to which the Company licensed its multi-user Windows NT extensions to Microsoft for inclusion in future versions of Windows NT server software. Pursuant to the Development Agreement, the Company's multi-user Windows NT extensions technology was incorporated into Microsoft's NT Terminal Server, which was released in July 1998. Additionally, Microsoft's obligation to endorse only the Company's ICA protocol as the preferred way to provide multi-user Windows access for devices other than Windows client devices expired in November 1999. Microsoft may now market or endorse other methods to provide multi-user Windows access to non-Windows client devices. See "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Overview."

     Additional Strategic Relationships. During 1999, the Company entered into its 100th ICA license agreement. Currently, more than 200 different devices incorporate Citrix ICA, ranging from Linux terminals to information appliances, such as wireless phones and handheld devices. ICA licensees include IBM, Compaq, Hewlett Packard, Motorola, Samsung, Hitachi and Sharp, among others.

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

     The Company believes that its software development team and core technologies represent a significant competitive advantage for the Company. The software development team includes a number of key members from the engineering team that developed the original version of OS/2 at IBM. This team has been involved in the development of system software products utilizing Windows NT technology and UNIX.

     During 1999, 1998 and 1997, the Company incurred research and development expenses of approximately $37.4 million, $22.9 million and $6.9 million, respectively. The Company also recorded charges of approximately $2.3 million, $18.4 million and $4.0 million during the years 1999, 1998 and 1997, respectively, for acquired in-process research and development that had not yet reached technological feasibility and had no alternative future use.

SALES, MARKETING AND SUPPORT

     Citrix markets its products through multiple indirect channels worldwide, including distributors, value-added resellers, system integrators and OEM licensees, as well as through a direct sales force. Citrix provides training and certification to integrators, value-added resellers and consultants for a full-range of MetaFrame-and WinFrame-based application deployment solutions and services through its Citrix Solutions Network(TM) ("CSN") program.

     As of December 31, 1999, the Company had sales and marketing relationships with approximately 7,200 organizations around the world. The Company had relationships with seven national (domestic) distributors, approximately 50 CSN Authorized Platinum Solutions Providers, 1,000 CSN Authorized Gold Solutions Providers and 2,800 CSN Authorized Silver Solutions Providers. Internationally, the Company had relationships with approximately 80 distributors and 3,260 CSN Providers. A number of the Company's strategic partners and OEM licensees provide additional indirect sales channels for Citrix products under either a Citrix brand or private brand name.

     In September 1998, Citrix officially launched the Citrix Business Alliance(TM) ("CBA"), a coalition of industry-leading companies from across the technology spectrum who work closely with Citrix to design and market complementary solutions for Citrix and CBA customers. By the end of 1999, CBA membership included over 430 members including Apple Computer, Inc., BMC Software, Inc., Compaq Computer Corporation, Data General (a division of EMC Corporation), Hewlett Packard Company, IBM Corporation, JD Edwards, Lotus Development Corporation, National Semiconductor Corporation, Novell, Inc., PeopleSoft, Inc., Progress Software and SAP AG.

     In September 1999, Citrix launched the Citrix Developer Network ("CDN"), a development community focused on Citrix application server software technology to promote an open exchange of technical knowledge and information. This program emphasizes the commitment that Citrix has to delivering tools that empower technical relationships and integration with Citrix technology. By the end of 1999, CDN membership had grown to over 7,700 members. CDN membership consists primarily of independent software vendors, system integrators, corporate IT departments, resellers and consultants.

     During 1999, Citrix established a strategic Global Consulting Partnering program to develop alliances with several of the "Big 5" accounting and consulting firms and other global and regional consulting firms. Partnering with Citrix gives these consulting firms new opportunities to extend their reach to existing and new Citrix customers. Citrix works closely with these consulting companies to provide customers with tangible business improvements through application server software and services.

     Citrix's sales and marketing organization actively supports its distributors and resellers. The Company's marketing department provides training, sales event support, sales collateral, advertising, direct mail and public relations coverage to its indirect channels to aid in market development and in attracting new customers. The Company's sales organization consists of field-based systems sales engineers and corporate sales professionals. Additional sales personnel based in Fort Lauderdale, Florida; Toronto, Canada; London, England; Munich, Germany; Schaffhausen, Switzerland; Paris, France; Amsterdam, Netherlands; Copenhagen, Denmark; Milan, Italy; Madrid, Spain; Sydney, Australia; Melbourne, Australia; Singapore; Tokyo, Japan; Hong Kong; Bangalore, India; Sao Paolo, Brazil and Mexico City, Mexico support these field personnel. These additional sales personnel recruit prospective customers, provide technical advice with respect to Citrix products and work closely with key distributors and resellers of the Company's products. The Company plans to hire additional direct sales personnel to market its products to large corporate enterprise accounts.

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

     The majority of Citrix's services and support activities are related to software and network integration issues. Using Citrix's own "Shadowing" technology, support representatives are able to troubleshoot user issues remotely from Citrix call centers located in the United States, Ireland and Australia. Citrix also provides technical advice to channel and strategic partners, who are utilized as first line support for their customers. Additionally, users can choose from a comprehensive fee-based support program ranging from one-time incident charges to an annual support agreement covering multiple sites and servers. Training for resellers is provided at the Company's Citrix Authorized Learning Centers ("CALCs"), which include a number of the world's leading IT training organizations. CALCs are staffed with Citrix Certified Instructors, who teach Citrix-developed courseware. In addition, Citrix provides technical advice through its on-line services, quarterly Solution Search CD-ROM and fax services.

OPERATIONS

     The Company controls all purchasing, inventory, scheduling, order processing and accounting functions related to its operations. Production, warehousing and fulfillment is performed by independent contractors on a purchase order basis in the United States and in Ireland. Shipping is primarily performed at the locations of the independent contractors, although limited shipments are made from the Company's facilities. Master software diskettes, development of user manuals, packaging designs, initial product quality control and testing are performed at the Company's facilities. The independent contractors duplicate diskettes and CD-ROMs, print documentation, and package and assemble product to the Company's specifications. To date, the Company has not experienced any material difficulties or delays in the manufacture and assembly of its products.

     The Company has identified and evaluated alternative manufacturing vendors and believes that such alternative vendors are capable of producing the requisite quality and volumes at competitive prices. However, if difficulties and delays were to be encountered, and transition to an alternate manufacturer was not completed promptly, the Company's business, results of operations, and financial condition could be materially adversely affected.

     The Company generally ships products upon receipt of an order. As a result, the Company has relatively little backlog at any given time, and does not consider backlog to be a significant indicator of future performance.

COMPETITION

     The Company believes that companies, including Microsoft, have entered or will enter the market with solutions that involve a similar approach to Citrix's multi-user application server. In particular, GraphOn and SCO market products that claim to have functions similar to those found in MetaFrame. See
"-- Strategic Relationships" and "Management's Discussion and Analysis of Financial Conditions and Results of Operations-Certain Factors Which May Affect Future Results." Additionally, the announcement of the release, and the actual release, of products competitive to the Company's existing and future product lines, could cause existing and potential customers of the Company to postpone or cancel plans to license certain of the Company's existing and future product offerings, which would adversely impact the Company's business, results of operations, and financial condition.

     In addition, alternative products exist for Internet commerce that directly or indirectly compete with the Company's products. Existing or new products that extend website software to provide database access or interactive computing can materially impact the Company's ability to sell its products in this market. Competitors in this market include Microsoft, AOL, and other makers of web server and browser software. As markets for the Company's products continue to develop, additional companies, including companies with significant market presence in the computer hardware, software and networking industries, may enter the markets in which the Company competes and further intensify competition. These competitors and potential competitors may have significantly greater financial, technical, sales, marketing, support and other resources than the Company. There can be no assurance that the Company will be able to establish and maintain a market position in the face of increased competition. Although the Company believes that price has historically been a less significant competitive factor than product performance, reliability and functionality, the Company believes that price competition may become more significant in the future. The Company may not be able to maintain its historic prices, and an inability to do so could adversely affect the Company's business, results of operations and financial condition.

PROPRIETARY TECHNOLOGY

     The Company's success is heavily dependent upon proprietary technology. The Company has filed patent applications in the United States and foreign countries. A number of patents have been issued domestically and in foreign countries, while other patent applications are currently pending. The Company also takes steps to protect its technology under copyright laws. However, patent protection and existing copyright laws afford only limited protection for the Company's software. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. Accordingly, the Company also relies on trade secret protection and confidentiality and proprietary information agreements to protect its proprietary technology. The loss of any material trade secret, trademark, trade name or copyright could have a material adverse effect on the Company. There can be no assurance that the Company's efforts to protect its proprietary technology rights will be successful. Despite the Company's precautions, it may be possible for unauthorized third parties to copy certain portions of the Company's products or to obtain and use information that the Company regards as proprietary. A significant portion of the Company's sales is derived from the licensing of Company products under "shrink wrap" license agreements that are not signed by licensees and, therefore, may be unenforceable under the laws of certain jurisdictions. Although the Company does not believe that its products infringe on the rights of third parties, there can be no assurance that third parties will not assert infringement claims against the Company in the future or that any such assertion will not result in costly litigation or require the Company to obtain a license to proprietary technology rights of such parties. In addition, there can be no assurance that such licenses will be available on reasonable terms or at all.

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

EMPLOYEES

     As of December 31, 1999, the Company had approximately 1,080 employees. Twenty-one of the Company's employees are represented by a statutory collective bargaining agreement in France. The Company believes its relations with employees are good.

ITEM 2.  PROPERTIES

     The Company's corporate offices are located in Fort Lauderdale, Florida. The corporate offices consist of leased and subleased office space in various buildings totaling approximately 254,000 square feet. In addition, the Company leases approximately 51,000 square feet of office space in other locations in the United States.

     The Company leases and subleases a total of approximately 109,000 square feet of office space in various other facilities in Europe, Latin America and the Asia Pacific region.

ITEM 3.  LEGAL PROCEEDINGS

     On or about March 15, 2000, the Company learned that GraphOn Corporation ("GraphOn") filed an action in the Santa Clara County Superior Court in California against the Company and Insignia Solutions plc ("Insignia'), certain of whose assets the Company acquired in February 1998. GraphOn's claims allege that the Company and Insignia misappropriated GraphOn's trade secrets and engaged in unfair competition. GraphOn's claims are for unspecified damages. The Company intends to vigorously defend against this claim but is unable to predict the ultimate outcome.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1999.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                PRICE RANGE OF COMMON STOCK AND DIVIDEND POLICY

     The Company's Common Stock is currently traded on The Nasdaq National Market under the symbol "CTXS." The following table sets forth the high and low closing prices for the Company's Common Stock as reported on The Nasdaq National Market for the periods indicated, as adjusted to the nearest 1/16 to reflect the three-for-two stock split in the form of a stock dividend paid on February 20, 1998 to holders of record of the Company's Common Stock on February 12, 1998, the two-for-one stock split in the form of a stock dividend declared on March 1, 1999 and paid on March 25, 1999 to holders of record of the Company's Common Stock on March 17, 1999 and the two-for-one stock split in the form of a stock dividend declared on January 19, 2000 and paid on February 16, 2000 to holders of record of the Company's Common Stock on January 31, 2000. Such information reflects inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

                                                              HIGH        LOW
                                                              ----        ----
YEAR ENDED DECEMBER 31, 2000:
  First quarter (through March 10, 2000)....................  $118 9/16   $ 52 1/2
YEAR ENDED DECEMBER 31, 1999:
  Fourth quarter............................................  $ 64 5/8    $ 29 9/16
  Third quarter.............................................  $ 34 5/8    $ 22 3/4
  Second quarter............................................  $ 28 11/16  $ 14 11/16
  First quarter.............................................  $ 25 5/8    $ 17
YEAR ENDED DECEMBER 31, 1998:
  Fourth quarter............................................  $ 24 1/4    $ 12 11/16
  Third quarter.............................................  $ 18 13/16  $ 14 7/16
  Second quarter............................................  $ 17 3/16   $ 12 1/8
  First quarter.............................................  $ 13 9/16   $  9 3/8

     On March 10, 2000, the last reported sale price of the Common Stock on The Nasdaq National Market was $107.50 per share. As of March 10, 2000, there were approximately 710 holders of record of the Common Stock.

     The Company currently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends on its capital stock in the foreseeable future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                                                             YEAR ENDED DECEMBER 31,
                                               ----------------------------------------------------
                                                  1999        1998       1997      1996      1995
                                               ----------   --------   --------   -------   -------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF INCOME DATA:
Net revenues.................................  $  403,285   $248,636   $123,933   $44,527   $14,568
Cost of revenues (excluding amortization
  presented separately below)................      14,579     16,682     12,304     5,099     1,956
                                               ----------   --------   --------   -------   -------
Gross margin.................................     388,706    231,954    111,629    39,428    12,612
Operating expenses:
  Research and development...................      37,363     22,858      6,948     3,843     2,343
  Sales, marketing and support...............     121,302     74,855     35,352    13,741     6,670
  General and administrative.................      37,757     20,131     10,651     4,126     1,784
  Amortization of intangible assets..........      18,480     10,190         --        --        --
  In-process research and development........       2,300     18,416      3,950        --        --
                                               ----------   --------   --------   -------   -------
          Total operating expenses...........     217,202    146,450     56,901    21,710    10,797
                                               ----------   --------   --------   -------   -------
Income from operations.......................     171,504     85,504     54,728    17,718     1,815
Interest and other income....................      23,843     10,043      9,903     4,545       173
Interest expense.............................     (12,622)       (75)        (9)       --        --
                                               ----------   --------   --------   -------   -------
Income before income taxes...................     182,725     95,472     64,622    22,263     1,988
Income taxes.................................      65,781     34,370     23,264     3,562        93
                                               ----------   --------   --------   -------   -------
Net income...................................  $  116,944   $ 61,102   $ 41,358   $18,701   $ 1,895
                                               ==========   ========   ========   =======   =======
Diluted earnings per share(a)................  $     0.61   $   0.33   $   0.24   $  0.11   $  0.02
                                               ==========   ========   ========   =======   =======
Diluted weighted-average shares outstanding
  (a)........................................     192,566    182,594    174,524   163,620   121,480
                                               ==========   ========   ========   =======   =======

                                                                  DECEMBER 31,
                                              -----------------------------------------------------
                                                 1999        1998       1997       1996      1995
                                              ----------   --------   --------   --------   -------
                                                                 (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Working capital.............................  $  433,249   $158,900   $222,916   $139,778   $42,688
Total assets................................   1,037,857    431,380    282,668    149,580    46,715
Long term debt and capital lease
  obligations...............................     313,940         48          8          8        88
Stockholders' equity........................     533,070    297,454    196,848    141,851    42,962

---------------

(a) Adjusted to reflect the stock splits discussed in Item 5.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company develops, markets, sells and supports innovative client and server-based computing software that enables effective and efficient deployment and management of enterprise applications that are designed for Microsoft Windows(R) operating systems. The Company's Windows Application Servers primarily consist of the WinFrame(R) and MetaFrame(TM) product lines, which began shipping in the third quarter of 1995 and second quarter of 1998, respectively, together with their related options, comprise the largest source of the Company's revenue.

     On May 9, 1997, the Company and Microsoft entered into a License, Development and Marketing Agreement, as amended (the "Development Agreement"), which provides for the licensing to Microsoft of certain of the Company's multi-user software enhancements to Microsoft's Windows NT Server and for the cooperation between the parties for the development of certain future multi-user versions of Microsoft Windows NT Server, Terminal Server Edition ("NT Terminal Server"). The Development Agreement also provides for each party to develop its own enhancements to the jointly developed products which may provide access to NT Terminal Server base platforms from a wide variety of computing devices. In June 1998, the Company released its MetaFrame product, a Company-developed enhancement that implements the Independent Computing Architecture (ICA(R)) on NT Terminal Server. Pursuant to the terms of the Development Agreement, in May 1997, the Company received an aggregate of $75 million as a non-refundable royalty payment for engineering and support services to be rendered by the Company. Under the terms of the Development Agreement, as amended, the Company received additional payments totaling $100 million on a quarterly basis. No additional payments are due pursuant to the Development Agreement. In addition, Microsoft and the Company have agreed to engage in certain joint marketing efforts to promote use of Windows NT Server-based multi-user software and the Company's ICA protocol. Subject to the terms of the Development Agreement, the Company shall be entitled to license its WinFrame technology based on Windows NT
3.51 until at least September 30, 2001.

     As a result of the Development Agreement, the Company continues to support the Microsoft Windows NT platform, but the MetaFrame products and later releases no longer directly incorporate Windows NT technology. The Company plans to continue developing enhancements to its MetaFrame product line and expects that this product and associated options will constitute a majority of its revenues for the foreseeable future.

     Revenue is recognized when earned. The Company's revenue recognition policies are in compliance with the American Institute of Certified Public Accountants Statement of Position ("SOP") 97-2 (as amended by SOP 98-4 and SOP 98-9) and related interpretations, "Software Revenue Recognition" for 1999 and 1998 and SOP 91-1, "Software Revenue Recognition" for 1997. Product revenues are recognized upon shipment of the software product only if no significant Company obligations remain, the fee is fixed or determinable, and collection of the resulting receivable is deemed probable. The initial fee of $75 million relating to the Development Agreement is being recognized ratably over the five year term of the contract, which began in May 1997. The additional $100 million received pursuant to the Development Agreement, as amended, is being recognized ratably over the remaining term of the contract, effective April 1998. In the case of non-cancelable product licensing arrangements under which certain Original Equipment Manufacturers ("OEMs") have software reproduction rights, initial recognition of revenue also requires delivery and customer acceptance of the product master or first copy. Subsequent recognition of revenues is based upon reported royalties from the OEMs as well as estimates of royalties due through the Company's reporting date. Revenue from packaged product sales to distributors and resellers is recorded when related products are shipped. In software arrangements that include rights to multiple software products, post-contract customer support ("PCS"), and/or other services, the Company allocates the total arrangement fee among each deliverable based on the relative fair value of each of the deliverables determined based on vendor-specific objective evidence ("VSOE"). The Company sells software and PCS separately and VSOE is determined by the price charged when each element is sold separately. Product returns and sales allowances, including stock rotations, are estimated and provided for at the time of sale. Non-recurring engineering fees are recognized ratably as the work is performed. Revenues from training and consulting are recognized when the services are performed. Service and subscription revenues from customer maintenance fees for ongoing customer support and product updates and upgrades are based on the price charged or derived value of the undelivered elements and are recognized ratably over the term of the contract, which is typically twelve months. Service revenues, which are immaterial when compared to net revenues, are included in net revenues on the face of the statement of income.

     The Company has acquired and licensed technology related to its strategic objectives. In January 1998, the Company licensed certain software technology from EPiCON, Inc., for approximately $8.0 million payable in cash. In February 1998, the Company completed its acquisition of certain of the assets, technology and operations of Insignia Solutions, plc for approximately $17.5 million in cash. In June 1998, the Company acquired all of the outstanding securities of APM Limited, the parent company of Digitivity Inc., for approximately $40.4 million in cash. In July 1998, the Company completed its acquisition of certain technologies of VDOnet Corporation Ltd. for approximately $7.9 million in net cash. In July 1999, the Company completed its acquisition of certain software technologies and assets of ViewSoft, Inc. for approximately $33.5 million in cash and liabilities assumed.

     In December 1999, the Company amended its license agreement with EPiCON to allow the Company access to additional software technology and to extend the exclusive license term for an additional $4.0 million, of which $1.3 million was paid in cash at the amendment date.

     In February 2000, the Company acquired all of the operating assets of the Innovex Group, Inc. ("Innovex") for approximately $47.8 million in cash, of which $28.7 million was paid at the closing date and the balance is payable, in equal installments, 18 and 24 months after the closing date, contingent upon future events, as defined in the acquisition agreement.

     These acquisitions and licensing arrangement were accounted for under the purchase method of accounting and in accordance with Accounting Principles Board Opinion No. 16, "Accounting for Business Combinations." The Company allocated the cost of the acquisitions to the assets acquired and the liabilities assumed based on their estimated fair values. Except for Innovex, the acquired intangible assets included in-process technology projects, among other assets, which were related to research and development that had not reached technological feasibility and for which there was no alternative future use.

RESULTS OF OPERATIONS

     The following table sets forth statement of operations data of the Company expressed as a percentage of net revenues and as a percentage of change from period-to-period for the periods indicated.

                                                    YEAR ENDED DECEMBER 31,     1999       1998
                                                    -----------------------   COMPARED   COMPARED
                                                    1999     1998     1997    TO 1998    TO 1997
                                                    -----    -----    -----   --------   --------
Net revenues......................................  100.0%   100.0%   100.0%    62.2%     100.6%
Cost of revenues (excluding amortization presented
  separately below)...............................    3.6      6.7      9.9    (12.6)      35.6
                                                    -----    -----    -----
Gross margin......................................   96.4     93.3     90.1     67.6      107.8
Operating expenses:
  Research and development........................    9.3      9.2      5.6     63.5      229.0
  Sales, marketing and support....................   30.1     30.1     28.5     62.0      111.7
  General and administrative......................    9.4      8.1      8.6     87.6       89.0
  Amortization of intangible assets...............    4.6      4.1       --     81.4          *
  In-process research and development.............    0.5      7.4      3.2        *          *
                                                    -----    -----    -----
          Total operating expenses................   53.9     58.9     45.9     48.3      157.4
                                                    -----    -----    -----
Income from operations............................   42.5     34.4     44.2    100.6       56.2
Interest and other income.........................    5.9      4.0      8.0    138.9        0.7
Interest expense..................................   (3.1)      --       --        *         --
                                                    -----    -----    -----
Income before income taxes........................   45.3     38.4     52.2     91.4       47.7
Income taxes......................................   16.3     13.8     18.8     91.4       47.7
                                                    -----    -----    -----
Net income........................................   29.0%    24.6%    33.4%    91.4       47.7
                                                    =====    =====    =====

---------------

* not meaningful.

     Net Revenues. Net revenues are presented below in five categories: Windows Application Servers, Computing Appliances Products, Management Services Products, Microsoft Royalties and Other Revenue. Windows Application Servers revenue represents fees related to the licensing of the Company's MetaFrame and WinFrame products, subscriptions and additional user licenses. Computing Appliances Products revenue consists of license fees and royalties from OEMs who are granted a license to incorporate and/or market the Company's multi-user technologies in their own product offerings. Management Services Products consist of system option products such as Load Balancing Services, Resource Management Services and other options, which are applicable to both the MetaFrame and WinFrame product lines. Microsoft royalties represent fees recognized in connection with the Development Agreement.

     The increase in net revenues in 1999 was primarily attributable to increases in the volume of shipments of the Company's MetaFrame product line and associated additional user licenses, which began shipping in June 1998, while sales of the WinFrame product line and associated additional user licenses decreased. The Company expects that revenue from MetaFrame-based products will constitute an increasing percentage of net revenue and that revenue from WinFrame-based products will decrease as a percentage of net revenues. To a lesser extent, the increase in net revenues in 1999 was due to an increase in revenue related to the Development Agreement with Microsoft and increases in the volume of shipments of Management Services Products, primarily due to higher sales levels of the Load Balancing Services product as end users continue to implement larger scale MetaFrame solutions. The Company anticipates the revenue from the Development Agreement with Microsoft will account for a decreasing percentage of net revenues. Net revenues of Computing Appliances Products declined in 1999 due to decreased volume of licensing to OEMs.

     The increase in net revenues in 1998 was primarily attributable to an increase in unit sales of the Company's MetaFrame product and additional user licenses, which were first shipped in June 1998, and increases in unit sales of Management Services Products. To a lesser extent, the increase in net revenues in

1998 was attributable to an increase in unit sales of WinFrame and an increase in revenue related to the Development Agreement with Microsoft.

     An analysis of the Company's net revenues is detailed in the table below:

                                                YEAR ENDED DECEMBER 31,     REVENUE        REVENUE
                                                -----------------------      GROWTH         GROWTH
                                                1999     1998     1997    1998 TO 1999   1997 TO 1998
                                                -----    -----    -----   ------------   ------------
Windows Application Servers...................   74.2%    69.4%    66.5%      73.5%         109.6%
Computing Appliances Products.................    2.4      8.8     19.4      (55.2)          (9.6)
Management Services Products..................    9.5      4.8      2.3      222.6          316.3
Microsoft royalties...........................    9.9     12.8      7.8       25.5          229.7
Other revenue.................................    4.0      4.2      4.0       49.3          111.2
                                                -----    -----    -----
Net revenues..................................  100.0%   100.0%   100.0%      62.2          100.6
                                                =====    =====    =====

     International and Segment Revenues. International revenues (sales outside of the United States) accounted for approximately 37.1%, 31.6% and 20.6% of net revenues for the years ended December 31, 1999, 1998 and 1997, respectively. See
Note 12 to the Company's Consolidated Financial Statements appearing in Item 8 of this Annual Report. The increase in international revenues as a percentage of net revenues was primarily due to the Company's increased sales and marketing efforts in Europe and Asia. The Company anticipates that international revenues will account for an increasing percentage of net revenues in the future.

     An analysis of geographic segment net revenue is detailed in the table below:

                                                YEAR ENDED DECEMBER 31,     REVENUE        REVENUE
                                                -----------------------      GROWTH         GROWTH
                                                1999     1998     1997    1998 TO 1999   1997 TO 1998
                                                -----    -----    -----   ------------   ------------
Americas......................................   50.9%    48.0%    54.1%      71.9%          78.1%
EMEA..........................................   31.8     25.8     16.1      100.0          220.4
Asia Pacific..................................    5.0      4.3      2.2       87.6          297.6
Other.........................................   12.3     21.9     27.6       (8.8)          59.1
                                                -----    -----    -----
Consolidated net revenues.....................  100.0%   100.0%   100.0%      62.2          100.6
                                                =====    =====    =====

     The increase in net revenues in 1999 was primarily attributable to continued demand for Citrix products in the Americas and Europe, Middle East & Africa ("EMEA") regions and larger scale MetaFrame implementations in these regions. The EMEA revenue increase is also due to greater sales and marketing efforts in Europe and the opening and expansion of additional sales offices in that region. The decrease in other revenue, which primarily consists of revenue related to the Development Agreement with Microsoft and revenue from OEMs, decreased due to a lower volume of licensing to OEMs.

     The increase in net revenues in 1998 was primarily attributable to higher sales volumes in the Americas and EMEA regions due to the release of the Company's MetaFrame product, which was first shipped in June 1998. EMEA revenue also increased due to a greater sales and marketing presence in Europe via the addition and expansion of offices in various European countries. To a lesser extent, the increase in net revenues in 1998 was attributable to an increase in other revenue due to an increase related to the Development Agreement with Microsoft.

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

     Cost of Revenues. Cost of revenues consisted primarily of the cost of royalties, product media and duplication, manuals, packaging materials and shipping expense. Cost of OEM revenues included in cost of revenues primarily consisted of cost of royalties, except where the OEM elected to purchase shrink-wrapped products, in which case such costs were as described in the previous sentence. All development costs incurred in connection with the Development Agreement are expensed as incurred as a separate component of cost of revenues. The Company's cost of revenues exclude the amortization of core technology.

     Gross Margin. The increase in gross margin as a percent of net revenues from 1998 to 1999 was primarily due to increases in sales of the MetaFrame product and related user licenses. The MetaFrame product line has a relatively high gross margin contribution as the MetaFrame product line bears no royalties. Additionally, the increase in gross margin contribution is partly due to an adjustment to royalties payable associated with higher than expected additional user licenses deployed with MetaFrame products. Gross margin related to the Development Agreement increased from 1998 to 1999 due primarily to an increase in revenue related to the Development Agreement as well as a decrease in related engineering and support expenses which decreased due to the maturity level of the MetaFrame product. The overall increase in gross margin as a percentage of net revenues for 1999 was partially offset by an increase in inventory reserves. The Company anticipates gross margin as a percentage of net revenues will decrease as the Company increases its consulting services offering which has a lower gross profit margin as a percentage of net revenues.

     The increase in gross margin as a percent of net revenues from 1997 to 1998 was primarily attributable to the introduction of the MetaFrame product line which has a relatively high gross margin contribution, as it bears no royalty, compared to the WinFrame product line. In the third quarter of 1997, the Company began shipping WinFrame version 1.7, which had a higher gross margin than the previous WinFrame version, due to lower royalty fees and fewer components. The overall increase in 1998 gross margin was partially offset by gross margin contribution related to the Development Agreement revenue, which has a lower gross margin as a percentage of net revenues.

     Research and Development Expenses. Research and development expenses consisted primarily of personnel-related costs. To date, all internal software development costs have been expensed as incurred. Increases in research and development expenses in 1999 and 1998 resulted primarily from additional staffing, associated salaries and related expenses required to expand and enhance the Company's product lines. Additionally, in 1998, research and development expenses increased as a result of third-party expenses associated with the translation and localization of the MetaFrame and WinFrame products. These costs were partially offset by the allocation of certain research and development expenses to cost of revenues for the portion of these expenses associated with the Development Agreement revenues. All development costs included in the research and development of software products and enhancements to existing products have been expensed as incurred except for certain intangible assets related to the acquisitions and licensing described herein.

     Sales, Marketing and Support Expenses. The increase in sales, marketing and support expenses in 1999 resulted, in part, from increased sales staff and associated salaries, commissions and expenses related to expansion of the Company's sales force. The increase was also due to higher levels of promotional activities and marketing programs directed at customer and business partner acquisition and retention, increased marketing staff and associated salaries, and additional advertising activities related to specific product lines and corporate branding. Promotional activities include various demand generation programs and other promotional activities such as direct mail campaigns, programs directed at resellers and trade shows.

     Increases in sales, marketing and support expenses in 1998 resulted primarily from increases in promotional and advertising activities to expand product-specific marketing programs, such as the MetaFrame launch in 1998. The increase was also due to increased sales and marketing staff and associated salaries, commissions and related expenses.

     General and Administrative Expenses. Increases in general and administrative expenses in 1999 and 1998 resulted primarily from increased staff, associated salaries and related expenses necessary to support overall increases in the scope of the Company's operations and in 1999, for additional expenditures related to improvements to its information systems.

     Amortization of Intangible Assets. The increase in amortization of goodwill and identifiable intangible assets in 1999 and 1998 is primarily due to the acquisition of Insignia Solutions, plc in February 1998, APM

Ltd. in June 1998, VDOnet Corporation Ltd. in July 1998, and the EPiCON licensing arrangement in January 1998. These acquisitions resulted in additional goodwill and identifiable intangible assets of approximately $14.4 million, $30.5 million, $5.6 million and $5.4 million, respectively, at their respective date of acquisition or licensing. Additionally, for 1999, the increase was due to the acquisition of ViewSoft, Inc. in July 1999 which resulted in additional goodwill and identifiable intangible assets of approximately $31.1 million. As of December 31, 1999, the Company had net goodwill and identifiable intangible assets of $63.4 million, associated with these transactions, remaining to be amortized over four years following the acquisitions. The Company anticipates that amortization of goodwill and identifiable intangible assets will increase due to the continuation of the Company's acquisition efforts.

     In-Process Research and Development. In 1999, the Company completed the acquisition of certain in-process software technologies from ViewSoft, in which it allocated $2.3 million of the purchase price to IPR&D. During 1998, the Company completed acquisitions and a licensing of certain in-process software technologies in which it allocated a portion of the purchase price to IPR&D. The Company allocated $2.7 million, $10.7 million and $2.4 million for IPR&D related to the Insignia, APM and VDOnet acquisitions, respectively, and $2.6 million for IPR&D related to the licensing agreement with EPiCON.

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

     Failure to complete the development of these projects in their entirety, or in a timely manner, could have a material adverse impact on the Company's financial condition and results of operations. No assurance can be given that actual revenues and operating profit attributable to acquired in-process research and development will not deviate from the projections used to value such technology in connection with each of the respective acquisitions. Ongoing operations and financial results for acquired assets and licensed technology, and the Company as a whole, are subject to a variety of factors which may not have been known or estimable at the date of such transactions, and the estimates discussed below should not be considered the Company's current projections for operating results for the acquired assets or licensed technology or the Company as a whole.

     The fair value of the in-process technology in each acquisition was based on analyses of the markets, projected cash flows and risks associated with achieving such projected cash flows. In developing these cash flow projections, revenues were estimated based on relevant factors, including aggregate revenue growth rates for the business as a whole, individual service offering revenues, characteristics of the potential market for the service offerings and the anticipated life of the underlying technology. Operating expenses and resulting profit margins were estimated based on the characteristics and cash flow generating potential of the acquired in-process research and development, and included assumptions that certain expenses would decline over time, although there are no acquirer-specific synergies identified in the assumption model. The Company assumed material net cash inflows would commence in 1999 for the EPiCON licensing agreement and Insignia acquisition and in 2000 for the APM, VDOnet and ViewSoft acquisitions. Appropriate adjustments were made to operating income to derive net cash flow, and the estimated net cash flows of the in-process technologies in each acquisition were then discounted to present value using rates of return that the Company believes reflect the specific risk/return characteristics of these research and development projects. The selection of discount rates for application in each acquisition were based on the consideration of: (i) the weighted average cost of capital, which measures a company's cost of debt and equity financing weighted by the percentage of debt and percentage of equity in its target capital structure; (ii) the corresponding weighted average return on assets which measures the after-tax return required on the assets employed in the business weighted by each asset group's percentage of the total asset portfolio; and (iii) venture capital required rates of return which typically relate to equity financing for relatively high-risk business projects. The risk adjusted discount rates were 35%, 40%, 50%, 50% and 30% for the EPiCON licensing agreement, Insignia, APM, VDOnet and ViewSoft acquisitions, respectively.

     Revenues attributable to the acquired in-process technology were assumed to increase, depending on the product, between the first two to five years of six to seven year projection periods at annual rates ranging from 20% to 904% before decreasing over the remaining years at rates ranging from 7% to 68% as other products are released in the marketplace. Projected annual revenue attributable to the products ranged from approximately $0.6 million to $74.6 million over the term of the projections. These projections were based on aggregate revenue growth rates for the business as a whole, individual product revenues, giving consideration to transaction volumes and prices, anticipated growth rates for the client-server market, anticipated product development and product introduction cycles, and the estimated life of the underlying technology. Projected revenues from the in-process research and development were assumed to peak during periods between 1999 and 2002, depending on the product, and decline from 2000 to 2004 as other new products are expected to enter the market.

     Gross profit was assumed to increase in the first two to five years of the projection period, depending on the product, at annual rates ranging from 20% to 882%, decreasing over the remaining years at rates ranging from 7% to 68% annually, resulting in annual gross profits ranging from approximately $0.6 million to $69.2 million. Increases and decreases in gross profit are assumed to move in tandem with increases and decreases in revenue. The gross profit projections assumed a growth rate approximately the same as the revenue growth rate. The assumption model's expected gross profit percentage was used consistently throughout the respective periods.

     Operating profit was assumed to increase depending on the product, in the first two to four years of the projection period at annual rates ranging between 19% and -286% (due to an expected operating loss in the first year of one of the projects), and decrease over the remaining years at rates between 3% and 75% annually, resulting in annual operating profits of approximately $0.3 million to $31.2 million. General and administrative expenses are assumed to move in tandem with increases and decreases in revenue. Selling and marketing expenses are expected to decline over time compared to revenues due to general business trends associated with the life cycle of the product. Operating profit projections assumed a growth rate approximately the same as the revenue growth rate.

     The Company used discount rates ranging from 30% to 50% for valuing the in-process research and development acquired in these transactions, which the Company believes reflected the risk associated with the completion of the individual research and development projects acquired and the estimated future economic benefits to be generated subsequent to the completion of the projects.

     A description of the in-process research and development and the estimates made by the Company for each of EPiCON, Insignia, APM, VDOnet and ViewSoft is summarized below. All of the acquired projects are targeted for the server-based computing market. After the acquisition or license of each technology, the Company has continued the development of these in-process projects.

EPiCON

     The in-process research and development acquired in the license of EPiCON technology consisted of one significant research and development project, Installation Management. This project enables an application to be installed once on a server and then replicated to all other servers in a server farm configuration, and is targeted for the server-based computing market. At the date of licensing, EPiCON was shipping its Windows

NT 3.51 version of its ALTiS application deployment product and was testing its Windows NT 4.0 version. Neither the Windows NT 3.51 version nor the Windows NT
4.0 version, which was currently under development, was operating in a Citrix MetaFrame or WinFrame environment at the date of licensing. However, EPiCON was in the process of modifying their technology to operate in a WinFrame and MetaFrame environment. The Company estimated that the project was less than 60% complete at the date of licensing. After licensing the EPiCON technology, the Company continued the development of the project to operate in a Windows NT 4.0 environment and the integration of the technology into a MetaFrame and WinFrame environment. The aggregate value assigned to the in-process research and development was $2.6 million. See a summary of the projections made in the valuation of the in-process research and development and an updated status of completion of each project in the tables that follow.

Insignia

     The in-process research and development acquired in the Insignia acquisition consisted primarily of one significant research and development project, Keoke, a video display protocol designed to add performance and bandwidth enhancements to ICA in WinFrame and MetaFrame software. At the date of the acquisition, Insignia was shipping software that enhanced WinFrame and was in the process of modifying this product to incorporate changes necessary for it to interface with MetaFrame. Insignia was also developing Keoke, a video display protocol designed to add performance and bandwidth enhancements to ICA in WinFrame and MetaFrame software. Following the acquisition, the Company continued the process of incorporating changes necessary to interface with MetaFrame and to add the Keoke functionality to the Company's ICA protocol.

     The Company estimated this project was less than 40% complete at the date of acquisition. The aggregate value assigned to in-process research and development was $2.7 million. See the summary of projections made in the valuation of the in-process research and development and an updated status of completion for each project in the tables that follow.

APM

     The in-process research and development acquired in the APM acquisition consisted primarily of one significant research and development project. The project is a Windows NT-based application server for Java applications, which is similar to WinFrame software, but actually runs Java applications. At the date of the acquisition, APM was shipping a Java application server solution that allowed an enterprise user to access Java-applets from the Internet and execute these applets outside the corporate firewall in a server-based computing configuration in a fashion that was transparent to the enterprise user. APM was in the process of modifying its software product to incorporate changes necessary for it to interface with Java 2.0, which was a major new release that included major rewrites to the Java desktop. Following the acquisition, the Company planned on continuing the process of incorporating changes necessary to interface with Java 2.0, and in addition, planned on further developing the software product into an application server for Java 2.0 that would operate in a MetaFrame and WinFrame server environment.

     The Company estimated this project was less than 45% complete at the date of acquisition. The aggregate value assigned to the in-process research and development was $10.7 million. The remaining efforts to complete the project are primarily the incorporation of changes necessary to interface with Java 2.0 and the utilization of acquired technology to develop an application server for Java that would operate in a MetaFrame and a WinFrame server environment. The research and development risks associated with this project relate primarily to updating the acquired technology to be compatible with Sun Microsystems' Java
2.0 application, integrating and porting such technology into a variety of server-based computing architectures. See the summary of projections made in the valuation of the in-process research and development and an updated status of completion for each project in the tables that follow.

VDOnet

     The in-process research and development acquired in the VDOnet acquisition consisted primarily of one significant research and development project, ICA Video Services. This project allows video applications and applications containing video to be viewed on an ICA client, and is targeted for the server-based computing market. At the date of the acquisition, VDOnet was shipping a client server video streaming product that was not operational in a Windows NT or in a WinFrame or a MetaFrame environment. VDOnet was in the process of modifying its software to be operational in a Windows NT environment. In addition, VDOnet was developing enhancements that would provide for a live camera feed and multicast, which is intended to direct a video stream to multiple client devices simultaneously. Following the acquisition, the Company continued the process of modifying the VDOnet software to be operational in a Windows NT environment and is continuing the development of enhancements that would provide for live camera feed and multicast. In addition, the Company plans on further developing the software to be operational in a WinFrame and a MetaFrame environment.

     The Company estimates this project was less than 65% complete at the date of acquisition. The aggregate value assigned to the in-process research and development was $2.4 million. The remaining efforts to complete the project are primarily the modification of the VDOnet software to be operational in a Windows NT environment and the continuation of enhancements that provide for live camera feed and multicast functionality and the utilization of acquired technology to develop a video server that is operational in a MetaFrame and a WinFrame server environment. The research and development risks associated with this project relate primarily to integrating this product into the server-based computing environment. See the summary of projections made in the valuation of the in-process research and development and an updated status of completion for each project in the tables that follow.

ViewSoft

     The in-process research and development acquired in the ViewSoft acquisition consisted primarily of one significant research and development project, ViewSoft Internet 4.0. This project enables multi-tier, Web-based application development and deployment. At the date of the valuation, ViewSoft was in development with this product. The product was intended to operate in the multi-tier web application market and was not intended to operate in a MetaFrame or a WinFrame environment.

     The Company estimated this project was approximately 85% complete at the date of acquisition. The aggregate value assigned to in-process research and development was $2.3 million. The remaining efforts to complete the project relate primarily to stress testing and, to a lesser extent, bug fixes and documentation. The research and development risks associated with this project relate primarily to potential design flaws revealed during testing. See the summary of projections made in the valuation of the in-process research and development and an updated status of completion for each project in the tables that follow.

     Projections made in the valuations of in-process research and development are summarized for each acquisition in the table that follows:

                                      EPiCON       Insignia        APM          VDOnet        ViewSoft
                                   ------------  ------------  ------------  ------------  --------------
PROJECTION PERIOD................  1998 - 2000   1998 - 2004   1999 - 2004   1999 - 2004    2000 - 2004
REVENUE:
  Range of annual increases......      20%       114% - 264%   113% - 211%       172%       179% - 904%
  Range of annual decreases......      40%         7% - 68%     14% - 64%     21% - 48%      14% - 26%
  Year of projected peak.........      1999          2000          2002          2000           2001
GROSS PROFIT:
  Range of annual increases......      20%       114% - 266%   113% - 211%       172%       173% - 882%
  Range of annual decreases......      40%         7% - 68%     14% - 64%     21% - 48%      14% - 26%
OPERATING PROFIT:
  Range of annual increases......      19%       112% - 255%   137% - 200%       181%      153% - (286%)*
  Range of annual decreases......      34%         8% - 75%      3% - 64%     21% - 52%      14% - 26%
GROSS MARGIN:
  Range of gross margin
    percentages..................      98%        97% - 98%        93%           98%         88% - 92%
SELLING & MARKETING EXPENSES:
  Range of annual increases......      20%       117% - 287%    58% - 197%       172%            **
  Range of annual decreases......      53%         6% - 68%     29% - 64%     21% - 48%          **
GENERAL & ADMINISTRATIVE
  EXPENSES**:
  Range of annual increases......      20%       118% - 290%   113% - 180%       171%       192% - 857%
  Range of annual decreases......      40%         5% - 68%     14% - 64%     21% - 48%      14% - 26%
DISCOUNT RATE....................      35%           40%           50%           50%            30%

---------------

 * The negative increase in operating profit for the ViewSoft acquisition is due to an expected operating loss in the first year.
** Selling & marketing expenses appear as part of general & administrative expenses as such amounts were combined for purposes of valuation for the ViewSoft acquisition.

     The actual and estimated costs to complete and completion dates of the in-process and core technology acquired or licensed for each acquisition are as follows:

                                   EPiCON          Insignia             APM             VDOnet          ViewSoft
                               --------------   ---------------   ---------------   --------------   --------------
                                                                  (IN THOUSANDS)
Date Acquired/Licensed.......   January 1998     February 1998       June 1998        July 1998        July 1999
Cost Incurred to Date........  $   1,118        $    1,221        $    4,024        $   3,758        $   1,238
Estimated Cost to Complete...        --               --                950             1,050            2,550
                               --------------   ---------------   ---------------   --------------   --------------
Total Estimated Project
  Cost.......................  $   1,118        $    1,221        $    4,974        $   4,808        $   3,788
                               ==============   ===============   ===============   ==============   ==============
Estimated Cost to Complete at
  Date of Valuation..........  $    300         $    1,900        $    4,000        $    200         $    660
                               ==============   ===============   ===============   ==============   ==============
Estimated Completion Date at
  Date of Valuation..........  First Quarter     First Quarter     First Quarter    Second Quarter   Fourth Quarter
                                  of 1998           of 1998           of 1999          of 1999          of 1999
Current Estimated Completion
  Date.......................   Completed in     Completed in      Third Quarter    Third Quarter    Third Quarter
                               First Quarter    Second Quarter        of 2000          of 2000          of 2000
                                  of 1999           of 1999

     The estimated completion date of the in-process and core technology related to the APM acquisition has been extended as certain personnel working on this project have been allocated to other projects. The completion date of the in-process and core technology acquired from VDOnet has been delayed from the originally anticipated completion date due to changes in the development of these technologies resulting from end user feedback. The estimated completion date of the ViewSoft project has been delayed from the originally anticipated completion date due to increases in project scope and a longer testing period. The Company is currently unable to determine the impact of such delays on its business, future results of operations and financial condition. There can be no assurance that the Company will not incur additional charges in subsequent periods to reflect costs associated with completing these projects or that the Company will be successful in its efforts to integrate and further develop these technologies.

     Interest and Other Income. The increase in interest and other income in 1999 was primarily due to interest earned on the invested net proceeds from the issuance of the zero coupon convertible subordinated debentures in March 1999. The Company may acquire or make investments in companies it believes are related to its strategic objectives. Such investments will reduce the Company's cash and/or investment balances and therefore may reduce interest income.

     Interest Expense. Interest expense in 1999 was primarily due to interest related to the zero coupon convertible subordinated debentures issued in March 1999.

     Income Taxes. The Company's effective tax rate amounted to 36% in 1999, 1998 and 1997. In July 1999, the Company changed its organizational structure whereby it moved certain operational and administrative processes to overseas subsidiaries. The Company provides current income taxes on foreign earnings as if those earnings will be repatriated. The Company is in the process of evaluating what amount, if any, of the foreign earnings that will be permanently reinvested. Based on the results of the Company's evaluation process, the level of permanent reinvestment of foreign earnings may change and may significantly impact results of operations in the period of change.

LIQUIDITY AND CAPITAL RESOURCES

     During 1999, cash provided by operating activities was $184.0 million related primarily to net income of $116.9 million, tax benefits from the exercise of non-statutory stock options and disqualifying dispositions of incentive stock options of $50.8 million, depreciation and amortization expenses of $27.6 million and an increase in accounts payable and other accrued expenses of $27.5 million due to increased marketing expenses, accrued taxes and royalty fees and an increase in product returns of $18.0 million primarily due to product swaps caused by the release of MetaFrame 1.8 and the overall increase in the Company's revenues. These cash inflows were partially offset by increases in accounts receivable of $41.1 million due primarily to higher revenue levels and an increase of prepaid expenses of $32.8 million due primarily to a receivable from estimated tax payments in excess of the tax liability. Cash used in investing activities of $457.5 million for 1999 related primarily to the net purchases of investments of $396.2 million, the acquisition of ViewSoft of $35.0 million and the expenditure of $26.3 million for the purchase of leasehold improvements and equipment to support the Company's growth and expansion into new facilities. Cash provided by financing activities of $362.1 million related primarily to the net proceeds from the issuance of convertible subordinated debentures and $70.4 million from the issuance of common stock under the Company's stock option and employee stock purchase plans.

     During 1998, cash provided by operating activities was $119.3 million related primarily to net income of $61.1 million, tax benefits from the exercise of non-statutory stock options and disqualifying dispositions of incentive stock options of approximately $24.2 million, the write off of in-process research and development of approximately $18.4 million related to the acquisition of Insignia, APM and VDOnet and the licensing of EPiCON, depreciation and amortization of $15.2 million and an increase in deferred revenue of approximately $23.3 million related to the Development Agreement. These cash inflows were partially offset by increases in accounts receivable and deferred tax assets of $28.9 million and $14.5 million, respectively. Cash used in investing activities of $147.2 million for 1998 related primarily to the purchase of investments of $284.8 million and partially offset by cash inflows from the sale of investments totaling $219.9 million. Cash was also used for acquisitions and a licensing agreement totaling $70.5 million and the expenditure of approximately $11.4 million for the purchase of leasehold improvements and equipment to support the Company's growth and expansion into new facilities. Cash provided by financing activities of $15.3 million related primarily to the proceeds from the issuance of common stock under the Company's stock option and employee stock purchase plans.

     During 1997, the Company generated positive operating cash flows primarily from the receipt of an initial license fee of $75.0 million related to the Development Agreement. The revenues from this Development

Agreement are being recognized ratably over the contract period of five years, which caused a substantial increase in deferred revenue relating to the Development Agreement. Additionally, during the same period, the Company increased profitability, which was partially offset by an increase in deferred tax assets attributable to the taxability of the initial license fee received under the terms of the Development Agreement. The Company also recognized tax benefits from the exercise of non-statutory stock options and disqualifying dispositions of incentive stock options of approximately $10.7 million. The Company also purchased and sold short-term investments for approximately $126.5 million and $75.6 million, respectively, during 1997. Additionally, the Company spent approximately $6.1 million in the same period for the purchase of leasehold improvements and equipment. These capital expenditures were primarily associated with the Company's relocation and expansion in its new facilities.

     At December 31, 1999, the Company had $763.8 million in cash and investments and $433.2 million of working capital. The Company's cash and cash equivalents are invested in investment grade, highly liquid securities to minimize interest rate risk and allow for flexibility in the event of immediate cash needs. At December 31, 1999, the Company had $55.3 million in accounts receivable, net of allowances, and $121.7 million of deferred revenues, of which the Company anticipates $67.8 million will be earned over the next 12 months.

     On April 15, 1999, the Board of Directors approved a stock repurchase program authorizing the repurchase of up to $200 million of the Company's common stock. Purchases will be made from time to time in the open market and paid out of general corporate funds. As of December 31, 1999, none of the Company's outstanding common stock had been repurchased under this program.

     In February 2000, the Company completed its acquisition of all of the operating assets of Innovex Group, Inc. for approximately $47.8 million, of which $28.7 million was paid in cash at the closing date and the balance is payable, in equal installments, 18 and 24 months after the closing date. The Company's ultimate purchase price is contingent upon future events.

     The Company believes existing cash and investments together with cash flow expected from operations will be sufficient to meet operating and capital expenditures requirements through 2000. The Company may from time to time seek to raise additional funds through public or private financings. The Company may also acquire or make investments in companies it believes are related to its strategic objectives. Such investments will reduce the Company's available working capital.

YEAR 2000 READINESS DISCLOSURE

     Last year, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its identification and testing of systems. As a result of those efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company has not incurred any material expenditure in connection with identifying or evaluating Year 2000 compliance issues. The Company estimates it will not incur any material levels of expenditure on this issue during 2000 to support its compliance initiatives. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its computer systems and those of its suppliers and vendors to ensure that any latent Year 2000 matters that may arise are addressed promptly.

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

  Reliance Upon Strategic Relationship with Microsoft

     Microsoft is the leading provider of desktop operating systems. Citrix depends upon the license of key technology from Microsoft, including certain source and object code licenses and technical support. Citrix also depends upon its strategic alliance agreement with Microsoft pursuant to which the Company and Microsoft have agreed to cooperate to develop advanced operating systems and promote Windows application program interfaces. The Company's relationship with Microsoft is subject to the following risks and uncertainties:

     - Competition with Microsoft. NT Terminal Server is, and future product offerings by Microsoft may be, competitive with Citrix's current WinFrame and MetaFrame products, and any future product offerings by Citrix.

     - Expiration of Microsoft's Endorsement of the ICA Protocol. Microsoft's obligation to endorse only the Company's ICA protocol as the preferred method to provide multi-user Windows access for devices other than Windows clients expired in November 1999. Microsoft may now market or endorse other methods to provide multi-user Windows access to non-Windows client devices.

     - Dependence on Microsoft for Commercialization. Citrix's ability to successfully commercialize its MetaFrame product depends on Microsoft's ability to market NT Terminal Server products. Citrix does not have control over Microsoft's distributors and resellers and, to the Company's knowledge, Microsoft's distributors and resellers are not obligated to purchase products from Microsoft.

     - Product Release Delays. There may be delays in the release and shipment of future versions of NT Terminal Server.

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

  Dependence Upon Strategic Relationships

     In addition to its relationship with Microsoft, the Company has strategic relationships with IBM, Compaq, Hewlett Packard and others. The Company depends upon its strategic partners to successfully incorporate the Company's technology into their products and to market and sell such products. If the Company is unable to maintain its current strategic relationships or develop additional strategic relationships, or if any of its key strategic partners are unsuccessful at incorporating its technology into their products or marketing or selling such products, the Company's business, operating results and financial condition could be materially adversely affected.

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

     In addition, alternative products exist for Internet commerce that directly or indirectly compete with the Company's products. Existing or new products that extend website software to provide database access or interactive computing can materially impact the Company's ability to sell its products in this market. As markets for the Company's products continue to develop, additional companies, including companies with significant market presence in the computer hardware, software and networking industries, may enter the markets in which the Company competes and further intensify competition. Finally, although the Company believes that price has historically been a less significant competitive factor than product performance, reliability and functionality, the Company believes that price competition may become more significant in the future. The Company may not be able to maintain its historic prices, and any inability to do so could adversely affect its business, results of operations and financial condition.

  Dependence on Proprietary Technology

     Citrix relies primarily on a combination of copyright, trademark and trade secret laws, as well as confidentiality procedures and contractual provisions, to protect its proprietary rights. The Company's efforts to protect its proprietary technology rights may not be successful. The loss of any material trade secret, trademark, tradename, or copyright could have a material adverse effect on the Company. Despite the Company's precautions, it may be possible for unauthorized third parties to copy certain portions of the Company's products or to obtain and use information regarded as proprietary. A significant portion of the Company's sales are derived from the licensing of its products under a "shrink wrap" license agreement that is not signed by licensees and, therefore, may be unenforceable under the laws of certain jurisdictions. In addition, the Company's ability to protect its proprietary rights may be affected by the following:

     - Differences in International Law. The laws of some foreign countries do not protect the Company's intellectual property to the same extent as do the laws of the United States and Canada.

     - Third Party Infringement Claims. Third parties may assert infringement claims against the Company in the future. This may result in costly litigation or require the Company to obtain a license to intellectual property rights of such third parties. Such licenses may not be available on reasonable terms or at all.

  Product Concentration

     The Company anticipates that its MetaFrame product line and related enhancements will constitute the majority of its revenue for the foreseeable future. The Company's ability to generate revenue from its MetaFrame product will depend upon market acceptance of NT Terminal Server products. The Company expects that revenue from MetaFrame-based products will constitute an increasing percentage of total revenue in the near future and that revenue from WinFrame-based products will continue to decrease over time as a percentage of total revenue. Declines in demand for products based on MetaFrame technology may occur as a result of new competitive product releases, price competition, lack of success of its strategic partners, technological change or other factors.

  Dependence on Key Personnel

     The Company's success will depend, in large part, upon the services of a number of key employees. The Company does not have long-term employment agreements with any of its key personnel. Any officer or employee can terminate his or her relationship at any time.

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

  New Products and Technological Change

     The markets for the Company's products are relatively new and are characterized by:

     - rapid technological change;

     - evolving industry standards;

     - changes in end-user requirements; and

     - frequent new product introductions and enhancements, including enhancements to certain key technology licensed from Microsoft.

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

     The Company believes it will incur additional costs and royalties associated with the development, licensing or acquisition of new technologies or enhancements to existing products. This will increase the Company's cost of revenues and operating expenses. The Company cannot currently quantify such increase with respect to transactions that have not occurred. The Company may use a substantial portion of its cash and investments to fund these additional costs.

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

  Need to Attract Large Enterprise Customers

     The Company intends to attract and service large enterprise customers by expanding its direct sales force and offering consulting services. The Company's inability to attract large enterprise customers could have a material adverse effect on its business, operating results and financial condition. Additionally, large enterprise customers usually request special pricing and generally have longer sales cycles which could negatively impact our revenues. Further, as the Company attempts to attract large enterprise customers, we may need to increase corporate branding activities which will increase our operating expenses, but may not proportionally increase our operating revenues.

  Maintenance of Growth Rate

     The Company's revenue growth rate in 2000 may not approach the levels attained in 1999, 1998 and 1997. The Company's growth during those three years is largely attributable to the introduction of MetaFrame in mid-1998 and WinFrame in late 1995. To the extent revenue growth continues, the Company believes that its cost of revenues and certain operating expenses will also increase. Due to the fixed nature of a significant portion of such expenses, together with the possibility of slower revenue growth, its income from operations and cash flows from operating and investing activities may decrease as a percentage of revenues in 2000.

  In-Process Research and Development Valuation

     The Company has in the past re-evaluated the amounts charged to in-process research and development in connection with certain acquisitions and licensing arrangements. The amount and rate of amortization of such amounts are subject to a number of risks and uncertainties, including, without limitation, the effects of any changes in accounting standards or guidance adopted by the staff of the Securities and Exchange Commission or the accounting profession. Any changes in accounting standards or guidance adopted by the staff of the Securities and Exchange Commission, may materially adversely affect future results of operations through increased amortization expense.

  Revenue Recognition Process

     The Company continually re-evaluates its programs, including specific license terms and conditions, to market its current and future products and services. The Company may implement new programs, including offering specified and unspecified enhancements to its current and future product lines. The Company may recognize revenues associated with such enhancements after the initial shipment or licensing of the software product or over the product's life cycle. The Company modified its licensing fees with certain customers to a per usage basis. The Company may implement a different licensing model, in certain circumstances, which would result in the recognition of licensing fees over a longer period which may result in decreasing revenue. The timing of the implementation of such programs, the timing of the release of such enhancements and other factors will impact the timing of the Company's recognition of revenues and related expenses associated with its products, related enhancements and services. As a result of these factors, the Company currently cannot quantify the impact of the re-evaluation of its programs on its business, results of operations and financial condition.

  Product Returns and Price Reductions

     The Company provides certain of its distributors with product return rights for stock balancing or limited product evaluation. The Company also provides certain of its distributors with price protection rights. To cover these product returns and price protections, the Company has established reserves based on its evaluation of historical trends and current circumstances. These reserves may not be sufficient to cover product returns and price protections in the future, in which case the Company's operating results may be adversely affected.

  International Operations

     The Company's continued growth and profitability will require further expansion of its international operations. To successfully expand international sales, the Company must establish additional foreign operations, hire additional personnel and recruit additional international resellers. Such international operations are subject to certain risks, such as:

     - difficulties in staffing and managing foreign operations;

     - dependence on independent distributors and resellers;

     - fluctuations in foreign currency exchange rates;

     - compliance with foreign regulatory and market requirements;

     - variability of foreign economic and political conditions;

     - changing restrictions imposed by regulatory requirements, tariffs or other trade barriers or by United States export laws;

     - costs of localizing products and marketing such products in foreign countries;

     - longer accounts receivable payment cycles;

     - potentially adverse tax consequences, including restrictions on repatriation of earnings;

     - difficulties in protecting intellectual property; and

     - burdens of complying with a wide variety of foreign laws.

  Volatility of Stock Price

     The market price for the Company's Common Stock has been volatile and has fluctuated significantly to date. The trading price of the Common Stock is likely to continue to be highly volatile and subject to wide fluctuations in response to factors such as actual or anticipated variations in operating and financial results, anticipated revenue or earnings growth, analyst reports or recommendations and other events or factors, many of which are beyond the Company's control. In addition, the stock market in general, and The Nasdaq National Market and the market for software companies and technology companies in particular, have experienced extreme price and volume fluctuations. These broad market and industry factors may materially and adversely affect the market price of the Common Stock, regardless of the Company's actual operating performance. In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted against such companies. Such litigation, if instituted, could result in substantial costs and a diversion of management's attention and resources, which would have a material adverse effect on the Company's business, financial condition and results of operations.

  Fluctuations in Economic and Market Conditions

     The demand for the Company's products depends in part upon the general demand for computer hardware and software, which fluctuates based on numerous factors, including capital spending levels and general economic conditions. Fluctuations in the demand for the Company's products could have a material adverse effect on the Company's business, financial condition and results of operations.

  Management of Growth and Higher Operating Expenses

     The Company has recently experienced rapid growth in the scope of its operations, the number of its employees and the geographic area of its operations. In addition, the Company has completed certain domestic and international acquisitions since October 1997. Such growth and assimilation of acquired operations and personnel of such acquired companies has placed and may continue to place a significant strain on the Company's managerial, operational and financial resources. To manage its growth effectively, the Company must continue to implement and improve additional management and financial systems and controls. The Company believes that it has made adequate allowances for the costs and risks associated with these expansions. However, its systems, procedures or controls may not be adequate to support its current or future operations. In addition, the Company may not be able to effectively manage this expansion and still achieve the rapid execution necessary to fully exploit the market opportunity for its products and services in a timely and cost-effective manner. The Company's future operating results will also depend on its ability to manage its expanding product line, expand its sales and marketing organizations and expand its support organization commensurate with the increasing base of its installed product.

     The Company plans to increase its professional staff during 2000 as it implements sales, marketing and support and product development efforts, as well as associated administrative systems, to support planned growth. As a result of this planned growth in the size of its staff, the Company believes that it will require additional facilities during 2000. Although the Company believes that the cost of such additional facilities will not significantly impact its financial position or results of operations, the Company anticipates that operating expenses will increase during 2000 as a result of its planned growth in staff. Such an increase in operating expenses may reduce its income from operations and cash flows from operating activities in 2000.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The following discussion about the Company's market risk includes "forward-looking statements" that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

     The Company does not use derivative financial instruments for speculative or trading purposes. The Company maintains a non-trading investment portfolio of investment grade, highly liquid, debt securities which limits the amount of credit exposure to any one issue, issuer, or type of instrument. The securities in the Company's investment portfolio are not leveraged and are generally classified as available-for-sale and therefore are subject to interest rate risk. The Company does not currently hedge interest rate exposure. The modeling technique used measures the change in fair values arising from an immediate hypothetical shift in market interest rates and assumes ending fair values include principal plus accrued interest, dividends and reinvestment income. If market interest rates were to increase by 100 basis points from December 31, 1999 and 1998 levels, the fair value of the portfolio would decline by approximately $4.5 million and $1.1 million, respectively.

ITEM 8.  FINANCIAL STATEMENTS AND SCHEDULES

     The Company's Financial Statements and related financial statement schedule, together with the report of independent certified public accountants, appear at pages F-1 through F-27, respectively, of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in or disagreements with accountants on accounting or financial disclosure matters during the Company's two most recent fiscal years.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the director nominees to be elected at the Meeting, the directors and the executive officers of the Company, their ages, and the positions currently held by each such person with the Company.

                   NAME                      AGE                    POSITION
                   ----                      ---                    --------
Mark B. Templeton..........................   47   President, Chief Executive Officer and
                                                   Director
Edward E. Iacobucci........................   46   Chairman of the Board, Senior Vice
                                                   President, Strategy & Technology, and Chief
                                                   Technical Officer
John P. Cunningham.........................   62   Chief Financial Officer, Treasurer, Senior
                                                   Vice President, Finance and Administration,
                                                   and Assistant Secretary
Bruce C. Chittenden........................   51   Senior Vice President, Software Product
David A.G. Jones...........................   45   Senior Vice President, Worldwide Sales
Douglas A. Wheeler.........................   37   Senior Vice President, Marketing
John C. Burris.............................   45   Vice President, Worldwide Customer Services
Leslie A. Pendergrast......................   38   Vice President, Human Resources
David D. Urbani............................   54   Vice President, Controller
Kevin R. Compton(1)(2).....................   41   Director
Stephen M. Dow(1)..........................   44   Director
Robert N. Goldman(2).......................   50   Director
Michael W. Brown...........................   53   Director
John W. White..............................   61   Director
Tyrone F. Pike.............................   45   Director
Roger W. Roberts...........................   55   Director

---------------

(1) Member of Compensation Committee.
(2) Member of Audit Committee.

     Mark B. Templeton has served as President of the Company since January 1998 and as its Chief Executive Officer since January 1999. He was elected to the Board of Directors in May 1998. Prior to January 1998, he served as Vice President, Marketing since joining the Company in June 1995. From April 1994 to June 1995, Mr. Templeton served as Group Director, Corporate Marketing for UB Networks, Inc. (formerly Ungermann-Bass, Inc.), a computer network hardware manufacturer. From November 1993 to April 1994, he served as Executive Vice President for Softblox, Inc., a software company. From July 1991 to November 1993, Mr. Templeton served as Vice President, Marketing for Keyfile Corporation, a group collaboration software company. Mr. Templeton also serves on the Board of Directors of Active Word Systems, Inc.

     Edward E. Iacobucci, co-founder of the Company, has served as a director since the Company's inception in 1989 and as Chairman of the Board since September 1991. From the Company's inception until April 1999, Mr. Iacobucci served as Chief Technical Officer and Vice President, Strategy & Technology. Mr. Iacobucci is the author of the well-known OS/2 Programmer's Guide. In April 1999, Mr. Iacobucci was promoted to Senior Vice President, Strategy & Technology. Prior to forming the Company in 1989, Mr. Iacobucci was employed for eleven years by IBM, where he was most recently responsible for the design and architecture of IBM PC operating systems and led the joint IBM/Microsoft design team that conceived the original OS/2 product. Earlier at IBM, Mr. Iacobucci had overall responsibility for the design and architecture of the IBM network management product, NetView. Mr. Iacobucci also serves on the Board of Directors of Caldera Systems, Inc.

     John P. Cunningham joined the Company as its Chief Financial Officer, Senior Vice President, Finance and Administration, Treasurer and Assistant Secretary in November 1999. Prior to joining the Company,

Mr. Cunningham served as Executive Vice-President and Chief Financial Officer of Getronics NV (formerly Wang Global), a computer services firm, from 1998 to 1999. Prior to that, he served as Chief Financial Officer at Whirlpool Corporation, a diversified manufacturer, from 1996 to 1998 and Maytag Corporation, a diversified manufacturer, from 1994 to 1996. Mr. Cunningham has also served as Corporate Controller and held other general management at International Business Machines Corporation.

     Bruce C. Chittenden joined the Company in 1993 as Vice President, Engineering. In April 1999, Mr. Chittenden was promoted to Senior Vice President, Software Products. Prior to joining the Company, he served as Vice President, Engineering and Manufacturing of Uniquest, Inc., a network software manufacturer, from March to November 1993. From July 1991 to March 1993, Mr. Chittenden served as Executive Vice President of Computone Corporation, a computer peripherals manufacturer, and from April 1984 to July 1991 he served as Vice President, Engineering of The Santa Cruz Operation, Inc., a systems software manufacturer.

     David A.G. Jones joined the Company in October 1998 as Vice President, International. In April 1999, Mr. Jones was promoted to Senior Vice President, Worldwide Sales. Prior to joining the Company, he served as President of The Vision Factory, Inc., a developer of e-commerce software tools, from 1997 to 1998. From 1996 to 1997, he served as Vice President -- International of mFactory Inc., a developer of multimedia development software. From 1993 to 1996, Mr. Jones served as Senior Director for Apple Computer, Inc., a computer company.

     Douglas A. Wheeler joined the Company in October 1999 as Senior Vice President, Marketing. Prior to joining the Company, he served as Vice President, Corporate Marketing for Compaq Computer Corporation, a computer manufacturer from 1997 to 1999. From 1996 to 1997, he served as Vice President, Corporate Marketing for Tandem Computers, a computer manufacturer. From 1993 to 1995, he served as Vice President, Corporate Marketing for UB Networks, a computer network hardware manufacturer.

     John C. Burris joined the Company in July 1999 as Vice President, Worldwide Customer Services. Prior to joining the Company, Mr. Burris was employed by Lucent Technologies, from 1996 to 1999 as Vice President and General Manager of the Gulf States region. Prior to 1996, Mr. Burris was employed in various customer service capacities for AT&T Corporation including a term as managing director for AT&T's Asia/Pacific region.

     Leslie A. Pendergrast joined the Company in July 1996 as Director, Human Resources. In April 1999, Ms. Pendergrast was promoted to Vice President, Human Resources. Prior to joining the Company, Ms. Pendergrast served as Manager, Human Resources for Certified Vacations, a travel services company, from 1995 to 1996.

     David D. Urbani joined the Company in March 2000 as Vice President, Controller. Prior to joining the Company, Mr. Urbani served as Vice President, Treasurer for Maytag Corporation, a diversified manufacturer, from 1995 to 2000.

     Kevin R. Compton has served as a director of the Company since March 1991. Since 1990, Mr. Compton has served as a general partner of Kleiner Perkins Caufield & Byers, a venture capital investment firm. From May 1985 to December 1990, Mr. Compton was the vice president and general manager of the network systems team at Businessland, Inc., a computer retailer, and at AmeriSource Corporation prior to its acquisition by Businessland. Mr. Compton serves on the Board of Directors of OneWorld Systems, Digital Generations Systems, Corsair Communications and VeriSign and is also a director of several privately-held companies.

     Stephen M. Dow has served as a director of the Company since 1989. Since 1983, Mr. Dow has served as a general partner of Sevin Rosen Funds, a venture capital investment firm. Mr. Dow serves on the Board of Directors of ArQule, Inc. and Corsair Communications and is also a director of several privately-held companies.

     Robert N. Goldman has served as a director of the Company since June 1995. In November 1995, Mr. Goldman was named President and Chief Executive Officer of eXcelon Corporation, formerly know as Object Design, Inc., a developer of object data management software. From 1986 to August 1995,

Mr. Goldman served as Chairman of the Board of Trinzic, Inc. and its predecessor software companies that were engaged in the development and marketing of client/server middleware software products. Trinzic was formed by the merger of AICorp and AION Corporation in 1992. Mr. Goldman served as AICorp President and Chief Executive Officer from 1986 to 1992. From 1983 to 1986, Mr. Goldman served as President and Chief Operating Officer of Cullinet Software, Inc., a software developer. Mr. Goldman serves on the Board of Directors of SystemSoft Corporation, Parametric Technology Corporation and several privately-held companies.

     Michael W. Brown has served as a director of the Company since July 1997. Mr. Brown served in various positions at Microsoft Corporation from 1989 through January 1998, including as Chief Financial Officer until July 1997. Mr. Brown is a member of the Board of Governors of the National Association of Security Dealers and Chairman of the Board of Directors of The Nasdaq National Market. Mr. Brown also serves on the Board of Directors of Wang Laboratories Inc. and Adminstaff, Inc.

     John W. White has served as a director of the Company since 1998. From March 1994 to August 1998, Mr. White served as Vice President and Chief Information Officer at Compaq Computer Corporation, a computer company and supplier of computer systems. Prior to joining Compaq, Mr. White spent more than 28 years at Texas Instruments, a diversified electronics company, most recently as President of the Information Technology Group. Prior to his tenure at Texas Instruments, Mr. White worked at Electronic Data Systems Corporation, a technology based professional services firm. Mr. White serves on the Board of Directors of Metasolv and Fast Software.

     Tyrone F. Pike has served as a director of the Company since 1993. Mr. Pike is CEO, President and Chairman of VPNX.com, Inc., formerly known as SwitchSoft Systems, Inc., a network management software company, which he founded in August 1996. From January 1994 to August 1996, Mr. Pike served in various positions at UB Networks, Inc., a computer network hardware manufacturer, including Senior Vice President and Chief Technical Officer from April 1995 to August 1996, Senior Vice President and General Manager Network Products Division from August 1994 to April 1995, and Senior Vice President and General Manager Network Services Division from January to August 1994. Prior to joining UB Networks, Mr. Pike served as a partner of Pike Associates, a consulting firm, from September 1992 to January 1994. From March to September 1992, Mr. Pike served as President and CEO of Global Village Communications, Inc., a Macintosh software and hardware supplier. From May 1991 to June 1992, he served as Manager, Strategic Planning & Business Development of Intel Corporation, a manufacturer of computer chips. From April 1983 to May 1991, Mr. Pike served as Founder, Chairman and President of LANSystems, Inc., a local area network company and a network management software provider, of which he served as a director until February 1994. Mr. Pike serves on the Board of Directors for Kaspia Systems, Inc. and Puma Technology.

     Roger W. Roberts has served as a director since joining the Company in June 1990. He also served as Chief Executive Officer of the Company from June 1990 until December 1998 and served as President of the Company from June 1990 until January 1998. Prior to joining the Company, Mr. Roberts was employed for over twenty years by Texas Instruments, a diversified electronics company, where he held technical, marketing and general management positions. Most recently at Texas Instruments, Mr. Roberts was Director of Marketing for the Peripheral Products Division, responsible for the MicroLaser printers and TravelMate notebooks.

     Executive officers of the Company are elected by the Board of Directors on an annual basis and serve until their successors have been duly elected and qualified.

ITEM 11.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION SUMMARY

     The following table sets forth summary information concerning the compensation paid or earned for services rendered to the Corporation in all capacities during the fiscal years ended December 31, 1999, 1998 and 1997 to (i) the Company's Chief Executive Officer during 1999 and (ii) each of the other four most highly compensated executive officers of the Company who received total annual salary and bonus in excess of $100,000 in fiscal 1999.

                           SUMMARY COMPENSATION TABLE

                                                                                              LONG TERM
                                                                                             COMPENSATION
                                                         ANNUAL COMPENSATION                  AWARDS(3)
                                             --------------------------------------------     SECURITIES
                                                                          OTHER ANNUAL        UNDERLYING        ALL OTHER
    NAME AND PRINCIPAL POSITION       YEAR   SALARY($)   BONUS($)(1)   COMPENSATION($)(2)     OPTIONS(#)     COMPENSATION($)
    ---------------------------       ----   ---------   -----------   ------------------   --------------   ---------------
Mark B. Templeton...................  1999    307,500      176,396           4,859            1,200,000                --
  President, Chief Executive          1998    205,000      137,128              --              600,000                --
  Officer and Director                1997    160,000       90,000              --              225,000                --
Edward E. Iacobucci.................  1999    232,500       83,298           6,868              200,000                --
  Chairman of the Board,              1998    200,000      101,000              --              300,000          66,259(4)
  Senior Vice President, Strategy     1997    175,000       85,000              --              450,000                --
  & Technology and Chief Technical
    Officer
David A.G. Jones....................  1999    190,000      112,697              --              220,000           1,512(5)
  Senior Vice President,              1998     42,500       20,000              --              300,000         129,663(5)
  Worldwide Sales                     1997         --           --              --                   --                --
Bruce C. Chittenden.................  1999    190,000       78,398           1,401              180,000                --
  Senior Vice President,              1998    170,000       94,770              --              160,000                --
  Software Products                   1997    150,000       75,000              --              225,000                --
James J. Felcyn, Jr.(6).............  1999    185,000       68,598           9,332               80,000                --
  Former Chief Financial              1998    170,000       76,128              --              160,000                --
  Officer, Treasurer, Vice            1997    150,000       55,000              --              225,000                --
  President, Finance, Administration
  and Assistant Secretary
Marc-Andre Boisseau(7)..............  1999    127,500       26,350              --              120,000                --
  Former Vice President,              1998    106,792           --              --               56,400                --
  Controller and Principal            1997     76,000           --              --              116,850                --
  Accounting Officer

---------------

(1) Bonuses are reported in the year earned, even if actually paid in a subsequent year.
(2) Consists of amounts paid in lieu of such officer's inability to defer certain matching 401(k) contributions due to the terms of the Company's 401(k) Plan.
(3) The Company did not grant any restricted stock awards or stock appreciation rights or make any long term incentive plan payouts during the fiscal years ended December 31, 1999, December 31, 1998 and December 31, 1997. On February 20, 1998, the Company effected a 3-for-2 stock split in the form of a 50% stock dividend to the stockholders of record of the Company's Common Stock on February 12, 1998. On March 25, 1999, the Company effected a 2-for-1 stock split in the form of a 100% stock dividend to the stockholders of record of the Company's Common Stock on March 17, 1999. On February 16, 2000, the Company effected a 2-for-1 stock split in the form of a 100% stock dividend to the stockholders of record of the Company's Common Stock on January 31, 2000. All share numbers in this table and elsewhere in this proxy statement reflect such stock splits.
(4) Consists on non-reimbursed business expenses.
(5) Consists of relocation expenses.
(6) Mr. Felcyn resigned from his officerships in the Company effective November 30, 1999 and currently serves as a consultant/advisor to the Company.
(7) Mr. Boisseau resigned from the Company effective January 3, 2000.

  Option Grants in Last Fiscal Year

     The following table sets forth each grant of stock options made during the year ended December 31, 1999 pursuant to the Company's 1995 Stock Plan to each of the executive officers named in the Summary Compensation Table (the "Named Executive Officers"). The Company did not grant any stock options pursuant to the Company's 1989 Stock Option Plan or any stock appreciation rights to the Named Executive Officers during the fiscal year ended December 31, 1999.

                                                    INDIVIDUAL GRANTS
                                           -----------------------------------
                                             NUMBER     % OF TOTAL                            POTENTIAL REALIZABLE VALUE AT
                                               OF        OPTIONS                              ASSUMED ANNUAL RATES OF STOCK
                                           SECURITIES   GRANTED TO                            PRICE APPRECIATION FOR OPTION
                                           UNDERLYING   EMPLOYEES    EXERCISE                            TERM(2)
                                            OPTIONS     IN FISCAL    PRICE(1)    EXPIRATION   ------------------------------
                  NAME                     GRANTED(#)      YEAR      ($/SHARE)      DATE         5%($)            10%($)
                  ----                     ----------   ----------   ---------   ----------   ------------     -------------
Mark B. Templeton........................   400,000        1.91        19.66      2/28/09      4,944,684        12,530,800
                                            400,000        1.91        22.60      2/28/09      3,765,304        11,351,420
                                            400,000        1.91        25.55      2/28/09      2,585,924        10,172,040
Edward E. Iacobucci......................   200,000        0.95        24.38      5/31/09      3,065,861         7,769,494
David A.G. Jones.........................   120,000        0.57        24.38      5/31/09      1,839,517         4,661,696
                                            100,000        0.48        25.44       8/1/09      1,599,751         4,054,082
Bruce C. Chittenden......................    80,000        0.38        24.38      5/31/09      1,226,345         3,107,797
                                            100,000        0.48        25.44       8/1/09      1,559,751         4,054,082
James J. Felcyn, Jr......................    80,000        0.38        24.38      5/31/09      1,226,345         3,107,797
Marc-Andre Boisseau......................    60,000        0.29        24.38      5/31/09        919,759         2,330,848
                                             60,000        0.29        25.44       8/1/09        959,850         2,432,449

---------------

(1) The exercise price per share of each option was determined by the Compensation Committee to be equal to the fair market value per share of Common Stock on the date of grant. The fair market value per share of Common Stock as of March 10, 2000 was $107.50.
(2) Amounts reported in these columns represent amounts that may be realized upon exercise of the options immediately prior to the expiration of their term assuming the specified compounded rates of appreciation of the Company's Common Stock over the term of the options. These numbers are calculated based on rules promulgated by the Securities and Exchange Commission and do not reflect the Company's estimate of future stock price growth. Actual gains, if any, on stock option exercises and Common Stock holdings are dependent on the timing of such exercises and the future performance of the Company's Common Stock. There can be no assurance that the rates of appreciation assumed in this table can be achieved or that the amounts reflected will be received by the individuals.

AGGREGATE OPTION EXERCISES AND YEAR-END VALUES

     The following table sets forth, for each of the Named Executive Officers, information with respect to the exercise of stock options during the year ended December 31, 1999 and the year-end value of unexercised options.

                                                                                                   VALUE OF UNEXERCISED
                                 SHARES                           NUMBERS OF UNEXERCISED          IN-THE-MONEY OPTIONS AT
                               ACQUIRED ON        VALUE        OPTIONS AT DECEMBER 31, 1999          DECEMBER 31, 1999
            NAME               EXERCISE(#)   REALIZED($)(1)     EXERCISABLE/UNEXERCISABLE     EXERCISABLE/UNEXERCISABLE($)(2)
            ----               -----------   ---------------   ----------------------------   -------------------------------
Mark B. Templeton............    304,846        6,975,128           397,858/1,682,820              19,847,837/70,334,407
Edward E. Iacobucci..........    525,928        9,261,423             678,442/640,632              36,104,334/30,069,650
David A.G. Jones.............     87,494        1,530,498                   2/432,504                      90/17,580,739
Bruce C. Chittenden..........    206,304        3,475,926              28,544/419,488               1,505,238/18,709,692
James J. Felcyn, Jr..........    222,914        4,964,690              10,940/309,488                 598,836/14,732,118
Marc-Andre Boisseau..........     73,018        1,653,631               2,437/197,547                  137,535/8,364,958

---------------

(1) Amounts disclosed in this column were calculated based on the difference between the fair market value of the Company's Common Stock on the date of exercise and the exercise price of the options in accordance with regulations promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and do not reflect amounts actually received by the named officers.
(2) Value is based on the difference between the option exercise price and the fair market value at December 31, 1999, the fiscal year-end ($62.50 per share), multiplied by the number of shares underlying the option.

STOCK PLANS

     The Company currently has three employee stock ownership plans: the 1989 Stock Option Plan, the 1995 Stock Plan and the 1995 Employee Stock Purchase Plan. The 1989 Stock Option Plan, the 1995 Stock Plan and the 1995 Employee Stock Purchase Plan are all administered by the Compensation Committee of the Board of Directors. The 1989 Stock Option Plan has expired and no further options may be granted pursuant to such plan. As of March 10, 2000, options to purchase an aggregate of 824,332 shares of Common Stock were issued and outstanding under the 1989 Stock Option Plan, all of which were then exercisable.

     Under the terms of the Company's 1995 Stock Plan, the Company is authorized to make stock awards, provide eligible individuals with the opportunity to purchase stock, grant incentive stock options and grant non-statutory stock options to employees, consultants, directors and officers of the Company. The 1995 Stock Plan originally provided for the issuance of up to 36,000,000 shares (adjusted for stock splits), plus, effective on January 1, 1997, on January 1 of each year, a number of shares of Common Stock equal to five percent (5%) of the total number of shares of Common Stock issued and outstanding as of December 31 of the preceding year. Notwithstanding the foregoing, no more than 60,000,000 shares (adjusted for stock splits) of Common Stock may be issued pursuant to the exercise of incentive stock options granted under the 1995 Stock Plan. The terms of such Stock Rights, including number of shares subject to each Stock Right, when the Stock Right becomes exercisable, the exercise or purchase price of the Stock Right, the duration of the Stock Right and the time, manner and form of payment upon exercise of a Stock Right, are generally determined by the Compensation Committee. As of March 10, 2000, options to purchase an aggregate of 40,735,457 shares of Common Stock were issued and outstanding under the 1995 Stock Plan, of which options for approximately 4,676,735 shares were then exercisable. The Company proposes to amend and restate the 1995 Stock Plan at the upcoming Annual Meeting of Stockholders to be held on May 18, 2000.

     The 1995 Employee Stock Purchase Plan provides for the issuance of a maximum of 9,000,000 shares of Common Stock (adjusted for stock splits) pursuant to the exercise of nontransferable options granted to participating employees. Under the 1995 Employee Stock Purchase Plan, eligible employees of the Company may participate in semi-annual plan offerings in which payroll deductions may be used to purchase shares of Common Stock. The purchase price of such shares is the lower of 85% of the fair market value of the Common Stock on the day the offering commences or 85% of the fair market value of the Common Stock on the day the offering terminates. As of March 10, 2000, 227,572 shares of Common Stock had been purchased under the 1995 Employee Stock Purchase Plan.

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

COMPENSATION OF DIRECTORS

     Employee Directors do not receive cash compensation for their service as members of the Board of Directors. Non-employee Directors receive a fee of $1,500 for each meeting of the Board of Directors that they attend, $200 for each meeting of the Board of Directors that they participate in via telephone, and $500 for each committee meeting that they attend. Non-employee Directors are reimbursed for their reasonable out-of-pocket expenses incurred in attending such meetings.

     Non-employee directors are also eligible for participation in the 1995 Non-Employee Director Stock Option Plan. The 1995 Non-Employee Director Stock Option Plan provides for the grant of options to purchase a maximum of 3,600,000 shares (adjusted for stock splits) of Common Stock to non-employee directors of the Company. The 1995 Non-Employee Director Stock Option Plan authorizes the grant to each director who is not an employee of the Company and who is first elected as a director after the date of the Company's initial public offering, an option to purchase 180,000 shares of Common Stock (adjusted for stock splits). Each non-employee director will also receive, on each three-year anniversary of such director's first election to the Board of Directors, an option to purchase 180,000 shares of Common Stock (adjusted for stock splits), provided that such director has continuously served on the Board of Directors during such three-year period. The exercise price per share for all options granted under the 1995 Non-Employee Director Stock Option Plan will be equal to 100% of the fair market value per share of the Common Stock as of the date of grant. As of March 10, 2000, 1,106,475 options had been granted under the 1995 Non-Employee Director Stock Option Plan, of which options for approximately 520,051 shares were then exercisable.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of the Record Date: (i) by each person who is known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock; (ii) by each director or nominee of the Company; (iii) by each present or former executive officer of the Company named in the Summary Compensation Table and (iv) by all directors, executive officers and nominees of the Company as a group. On February 16, 2000, the Company effected a 2-for-1 stock split in the form of a 100% stock dividend to stockholders of record of the Company's Common Stock on January 31, 2000. All share numbers in this table and elsewhere in this proxy statement reflect such stock split.

                                                            SHARES BENEFICIALLY    PERCENTAGE OF SHARES
NAME OF BENEFICIAL OWNER                                         OWNED(1)         BENEFICIALLY OWNED(1)
------------------------                                    -------------------   ----------------------
Morgan Stanley Dean Witter & Co. (2)......................      10,091,952                  5.5%
  1585 Broadway
  New York, NY 10036
FMR Corp.(3)..............................................      14,253,346                  7.7%
  83 Devonshire Street
  Boston, MA 02109
AMVESCAP PLC(4)...........................................      13,683,702                  7.4%
  11 Devonshire Square
  United Kingdom ECZM 4YR
Roger W. Roberts (5)......................................       1,667,495                     *
Edward E. Iacobucci (6)...................................       1,556,909                     *
Mark B. Templeton (7).....................................         854,167                     *
Michael W. Brown (8)......................................         165,000                     *
Kevin R. Compton (9)......................................         271,422                     *
Stephen M. Dow (10).......................................         180,516                     *
Robert N. Goldman (11)....................................          55,000                     *
Tyrone F. Pike (12).......................................         207,748                     *
Bruce C. Chittenden (13)..................................          46,143                     *
David A.G. Jones (14).....................................          12,501                     *
John W. White (15)........................................          10,875                     *
James J. Felcyn, Jr.(16)..................................          47,808                     *
Marc-Andre Boisseau.......................................               0                     *
All executive officers, directors and nominees as a group
  (17)....................................................       5,087,786                  2.8%

---------------

  * Represents less than 1% of the outstanding Common Stock
 (1) Applicable percentage of ownership as of March 10, 2000 is based upon 184,119,747 shares of Common Stock outstanding. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the "Commission"), and includes voting and investment power with respect to shares. Unless otherwise indicated below, to the knowledge of the Company, all persons listed below have sole voting and investment power with respect to their shares of Common Stock, except to the extent authority is shared by spouses under applicable law. Pursuant to the rules of the Commission, the number of shares of Common Stock deemed outstanding includes shares issuable pursuant to options held by the respective person or group which may be exercised within 60 days of March 10, 2000 ("presently exercisable stock options").
 (2) With respect to information relating to Morgan Stanley Dean Witter & Co., the Company has relied on information supplied by such entity in its
     Schedule 13G filing with the Commission on February 1, 2000. Morgan Stanley Dean Witter & Co. shares voting power with certain account holders with respect to 10,000,578 shares and shares investment power with certain account holders with respect to 10,091,952 shares.
 (3) With respect to information relating to FMR Corp., the Company has relied on information supplied by such entity in its Schedule 13G filing with the Commission on February 11, 2000.
 (4) With respect to information relating to AMVESCAP PLC, the Company has relied on information supplied by such entity in its Schedule 13G filing with the Commission on February 4, 2000. AMVESCAP PLC shares voting power and investment power with certain affiliated entities with respect to 13,683,702 shares.
 (5) Includes 1,271,875 shares of Common Stock issuable pursuant to presently exercisable stock options.
 (6) Includes 290,949 shares of Common Stock issuable pursuant to presently exercisable stock options.
 (7) Includes 754,893 shares of Common Stock issuable pursuant to presently exercisable stock options.
 (8) Consists of 165,000 shares of Common Stock issuable pursuant to presently exercisable stock options.
 (9) Includes 180,000 shares of Common Stock issuable pursuant to presently exercisable stock options.
(10) Includes 90,000 shares of Common Stock issuable pursuant to presently exercisable stock options.
(11) Consists of 55,000 shares of Common Stock issuable pursuant to presently exercisable stock options.
(12) Includes 91,816 shares of Common Stock issuable pursuant to presently exercisable stock options. Also includes 2,400 shares of Common Stock held in trust for the benefit of Mr. Pike's children.
(13) Consists of 46,143 shares of Common Stock issuable pursuant to presently exercisable stock options.
(14) Consists of 12,501 shares of Common Stock issuable pursuant to presently exercisable stock options.
(15) Includes 10,075 shares of Common Stock issuable pursuant to presently exercisable stock options.
(16) Consists of 47,808 shares of Common Stock issuable pursuant to presently exercisable stock options.
(17) Includes presently exercisable stock options to purchase an aggregate of 3,024,762 shares of Common Stock. See footnotes (5), (6), (7), (8), (9),
     (10), (11), (12), (13), (14), (15) and (16).

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

(a)1. CONSOLIDATED FINANCIAL STATEMENTS.

     For a list of the consolidated financial information included herein, see Index on Page F-1.

   2. FINANCIAL STATEMENT SCHEDULES.

     The following consolidated financial statement schedule is included in Item 8:

          Valuation and Qualifying Accounts

3. LIST OF EXHIBITS.

EXHIBIT NO.                                DESCRIPTION
-----------                                -----------
2.1(1)        --   Agreement and Undertaking by and among the Non-Executive
                   Directors of APM Limited, the Executive Directors of APM
                   Limited, and Citrix Systems, Inc.
2.2(1)        --   Recommended Offers by Citrix Systems, Inc. for APM Limited
2.3           --   Asset Purchase Agreement dated February 15, 2000 by and
                   among the Company, Innovex Group, Inc. and certain
                   stockholders of Innovex
3.1(2)        --   Amended and Restated Certificate of Incorporation of the
                   Company
3.2(2)        --   Amended and Restated By-laws of the Company
3.3(3)        --   Certificate of Amendment of Amended and Restated Certificate
                   of Incorporation
4.1(2)        --   Specimen certificate representing the Common Stock
4.2(4)        --   Indenture by and between the Company and State Street Bank and Trust Company as Trustee dated as of March 22, 1999,
                   including the form of Debenture.
4.3(4)        --   Form of Debenture (included in Exhibit 4.1).
4.3(4)        --   Registration Rights Agreement by and between the Company and
                   Credit Suisse First Boston Corporation dated as of March 22,
                   1999.
10.1(2)*      --   1989 Stock Option Plan
10.2(2)*      --   1995 Stock Plan
10.3(2)*      --   1995 Non-Employee Director Stock Option Plan
10.4(2)*      --   1995 Employee Stock Purchase Plan
10.5(2)       --   Microsoft Corporation Source Code Agreement between the
                   Company and Microsoft Corporation ("Microsoft") dated
                   November 15, 1989
10.6(2)       --   Amendment No. 1 to the Source Code Agreement between the
                   Company and Microsoft dated October 1, 1992
10.7(2)       --   License Agreement for Microsoft OS/2 Version Releases 1.x,
                   2.x between the Company and Microsoft dated August 15, 1990
10.8(2)       --   Amendment No. 1 to the License Agreement between the Company and Microsoft dated August 15, 1990, Contract No. 5198-0228 dated May 6, 1991
10.9(2)       --   Amendment No. 2 to License Agreement between the Company and
                   Microsoft for Microsoft OS/2 Version Releases 1.x, 2.x,
                   dated October 1, 1992
10.10(2)      --   Amendment No. 3 to the License Agreement between the Company and Microsoft dated August 15, 1990, Contract No. 5198-0228 dated January 1, 1994
10.11(2)      --   Amendment No. 4 to the License Agreement between the Company and Microsoft dated August 15, 1990, dated January 31, 1995
10.12(2)      --   Strategic Alliance Agreement between the Company and
                   Microsoft dated December 12, 1991
10.13(2)      --   Form of Indemnification Agreement
10.14(5)      --   Lease Agreement between Halmos Trading and Investment
                   Company and the Company dated June 6, 1996
10.15(6)      --   License, Development and Marketing Agreement dated July 9,
                   1996 between the Company and Microsoft Corporation
10.16(7)      --   License, Development and Marketing Agreement dated May 9,
                   1997 between the Company and Microsoft Corporation
10.17(8)      --   Amendment No. 1 to License, Development and Marketing
                   Agreement dated May 9, 1997 between the Company and
                   Microsoft Corporation

EXHIBIT NO.                                DESCRIPTION
-----------                                -----------
10.18(9)      --   Employment Agreement dated as of January 1, 1999 by and
                   between the Company and Roger W. Roberts.
21.1          --   List of Subsidiaries
23.1          --   Consent of Ernst & Young LLP
24.1          --   Power of Attorney (Included in signature page)
27            --   Financial Data Schedule

---------------

(1) Incorporated herein by reference to the exhibits of the Company's Current Report on Form 8-K dated as of June 30, 1998.
(2) Incorporated herein by reference to the exhibits to the Company's Registration Statement on Form S-1 (File No. 33-98542), as amended.
(3) Incorporated herein by reference to Exhibits 3 and 4 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.
(4) Incorporated herein by reference to exhibits of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.
(5) Incorporated herein by reference to Exhibit 10.27 of the Company's Registration Statement on Form S-1 (File No. 333-4515), as amended.
(6) Incorporated herein by reference to Exhibit 10 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.
(7) Incorporated herein by reference to Exhibit 10 of the Company's Current Report on Form 8-K dated as of May 9, 1997.
(8) Incorporated herein by reference to Exhibit 10 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.
(9) Incorporated herein by reference to Exhibit 10.18 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998.
  * Indicates a management contract or any compensatory plan, contract or arrangement.

(b) REPORTS ON FORM 8-K.

     There were no reports on Form 8-K filed by the Company during the fourth quarter of 1999.

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Fort Lauderdale, Florida on the 23rd day of March, 2000.

                                          CITRIX SYSTEMS, INC.

                                          By:     /s/ MARK B. TEMPLETON
                                            ------------------------------------
                                                     Mark B. Templeton
                                                  Chief Executive Officer

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on the 23rd day of March, 2000.

                      SIGNATURE                                           TITLE(S)
                      ---------                                           --------

               /s/ EDWARD E. IACOBUCCI                 Chairman of the Board of Director
-----------------------------------------------------
                 Edward E. Iacobucci

                /s/ MARK B. TEMPLETON                  President, Chief Executive Officer and
-----------------------------------------------------  Director (Principal Executive Officer)
                  Mark B. Templeton

               /s/ JOHN P. CUNNINGHAM                  Chief Financial Officer and Senior Vice
-----------------------------------------------------  President of Finance and Administration
                 John P. Cunningham                    (Principal Financial Officer)

                  /s/ DAVID URBANI                     Vice President, Corporate Controller
-----------------------------------------------------  (Principal Accounting Officer)
                    David Urbani

                /s/ KEVIN R. COMPTON                   Director
-----------------------------------------------------
                  Kevin R. Compton

                 /s/ STEPHEN M. DOW                    Director
-----------------------------------------------------
                   Stephen M. Dow

                /s/ ROBERT N. GOLDMAN                  Director
-----------------------------------------------------
                  Robert N. Goldman

                      SIGNATURE                         TITLE(S)
                      ---------                         --------

                /s/ MICHAEL W. BROWN                   Director
-----------------------------------------------------
                  Michael W. Brown

                 /s/ TYRONE F. PIKE                    Director
-----------------------------------------------------
                   Tyrone F. Pike

                  /s/ JOHN W. WHITE                    Director
-----------------------------------------------------
                    John W. White

                /s/ ROGER W. ROBERTS                   Director
-----------------------------------------------------
                  Roger W. Roberts

                              CITRIX SYSTEMS, INC.

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

     The following consolidated financial statements of Citrix Systems, Inc. are included in Item 8:

Report of Independent Certified Public Accountants..........   F-2
Consolidated Balance Sheets -- December 31, 1999 and 1998...   F-3
Consolidated Statements of Income -- Years ended December
  31, 1999, 1998 and 1997...................................   F-4
Consolidated Statements of Stockholders' Equity -- Years
  ended December 31, 1999, 1998 and 1997....................   F-5
Consolidated Statements of Cash Flows -- Years ended
  December 31, 1999, 1998 and 1997..........................   F-6
Notes to Consolidated Financial Statements -- December 31,
  1999......................................................   F-8
     The following consolidated financial statement schedule
      of Citrix Systems, Inc. is included in Item 14(a):
          Schedule II Valuation and Qualifying Accounts.....  F-27
     All other schedules for which provision is made in the
applicable accounting regulation of the Securities and Exchange
Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Citrix Systems, Inc.

     We have audited the accompanying consolidated balance sheets of Citrix Systems, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Citrix Systems, Inc. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                  ERNST & YOUNG LLP

West Palm Beach, Florida
January 14, 2000, except for the seventh paragraph of Note 7, as to which the date is January 19, 2000

                              CITRIX SYSTEMS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                        DECEMBER 31
                                                              --------------------------------
                                                                   1999               1998
                                                              --------------      ------------
                                                              (IN THOUSANDS, EXCEPT PAR VALUE)
                            ASSETS
Current assets:
  Cash and cash equivalents.................................    $  216,116          $127,546
  Short-term investments....................................       221,978            56,934
  Accounts receivable, net of allowances of $8,242 and
     $6,234 at 1999 and 1998, respectively..................        55,327            32,798
  Inventories...............................................         7,731             4,071
  Prepaid expenses..........................................        35,364             6,745
  Other current assets......................................         7,184             3,037
  Current portion of deferred tax assets....................        26,544            12,885
                                                                ----------          --------
          Total current assets..............................       570,244           244,016
Long-term investments.......................................       325,755            97,108
Property and equipment, net.................................        31,530            14,183
Intangible assets, net......................................        63,396            46,799
Long-term portion of deferred tax assets....................        30,197            29,183
Other assets, net...........................................        16,735                91
                                                                ----------          --------
                                                                $1,037,857          $431,380
                                                                ==========          ========
                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and other accrued expenses...............    $   59,561          $ 29,735
  Accrued royalties and other accounts payable to
     stockholder............................................           427             2,891
  Deferred revenues.........................................        27,907            10,107
  Current portion of deferred revenues on contract with
     stockholder............................................        39,898            39,830
  Income taxes payable......................................         9,202             2,553
                                                                ----------          --------
          Total current liabilities.........................       136,995            85,116
Deferred revenues on contract with stockholder..............        53,912            48,810
Convertible subordinated debentures.........................       313,880                --
Commitments
Stockholders' equity:
  Preferred stock at $.01 par value: 5,000 shares
     authorized, none issued and outstanding................            --                --
  Common stock at $.001 par value: 400,000 shares
     authorized; 181,093 and 171,846 issued and outstanding
     at 1999 and 1998, respectively.........................           181               172
  Additional paid-in capital................................       309,321           188,121
  Retained earnings.........................................       226,105           109,161
  Accumulated other comprehensive loss......................        (2,537)               --
                                                                ----------          --------
          Total stockholders' equity........................       533,070           297,454
                                                                ----------          --------
                                                                $1,037,857          $431,380
                                                                ==========          ========

                            See accompanying notes.

                              CITRIX SYSTEMS, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                  YEAR ENDED DECEMBER 31
                                                             --------------------------------
                                                               1999        1998        1997
                                                             --------    --------    --------
                                                             (IN THOUSANDS, EXCEPT PER SHARE
                                                                       INFORMATION)
Revenues:
  Net revenues.............................................  $363,455    $216,901    $114,308
  Net revenues -- related party............................    39,830      31,735       9,625
                                                             --------    --------    --------
     Net revenues..........................................   403,285     248,636     123,933
                                                             --------    --------    --------
Cost of revenues:
  Cost of revenues (excluding amortization presented
     separately below).....................................    13,745      13,422      11,265
  Cost of revenues -- related party........................       834       3,260       1,039
                                                             --------    --------    --------
          Total cost of revenues...........................    14,579      16,682      12,304
                                                             --------    --------    --------
Gross margin...............................................   388,706     231,954     111,629
Operating expenses:
  Research and development.................................    37,363      22,858       6,948
  Sales, marketing and support.............................   121,302      74,855      35,352
  General and administrative...............................    37,757      20,131      10,651
  Amortization of intangible assets........................    18,480      10,190          --
  In-process research and development......................     2,300      18,416       3,950
                                                             --------    --------    --------
          Total operating expenses.........................   217,202     146,450      56,901
                                                             --------    --------    --------
Income from operations.....................................   171,504      85,504      54,728
Interest and other income..................................    23,843      10,043       9,903
Interest expense...........................................   (12,622)        (75)         (9)
                                                             --------    --------    --------
Income before income taxes.................................   182,725      95,472      64,622
Income taxes...............................................    65,781      34,370      23,264
                                                             --------    --------    --------
Net income.................................................  $116,944    $ 61,102    $ 41,358
                                                             ========    ========    ========
Earnings per common share:
  Basic earnings per share.................................  $   0.66    $   0.36    $   0.25
                                                             ========    ========    ========
  Weighted average shares outstanding......................   176,260     168,473     163,444
                                                             ========    ========    ========
Earnings per common share -- assuming dilution:
  Diluted earnings per share...............................  $   0.61    $   0.33    $   0.24
                                                             ========    ========    ========
  Weighted average shares outstanding......................   192,566     182,594     174,524
                                                             ========    ========    ========

                            See accompanying notes.

                              CITRIX SYSTEMS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                    ACCUMULATED
                                     COMMON STOCK     ADDITIONAL       OTHER                      TOTAL
                                   ----------------    PAID-IN     COMPREHENSIVE   RETAINED   STOCKHOLDERS'
                                   SHARES    AMOUNT    CAPITAL         LOSS        EARNINGS      EQUITY
                                   -------   ------   ----------   -------------   --------   -------------
                                                                (IN THOUSANDS)
Balance at December 31, 1996.....  160,082    $160     $134,990       $    --      $  6,701     $141,851
Exercise of stock options........    5,776       6        2,716            --            --        2,722
Repurchase and cancellation of
  common stock previously
  issued.........................       (6)     --           (1)           --            --           (1)
Common stock issued under
  employee stock purchase plan...       40      --          242            --            --          242
Tax benefit from employer stock
  plans..........................       --      --       10,676            --            --       10,676
Net income.......................       --      --           --            --        41,358       41,358
                                   -------    ----     --------       -------      --------     --------
Balance at December 31, 1997.....  165,892     166      148,623            --        48,059      196,848
Exercise of stock options........    5,924       6       14,951            --            --       14,957
Cash in lieu of fractional
  shares.........................       --      --           (3)           --            --           (3)
Common stock issued under
  employee stock purchase plan...       30      --          376            --            --          376
Tax benefit from employer stock
  plans..........................       --      --       24,174            --            --       24,174
Net income.......................       --      --           --            --        61,102       61,102
                                   -------    ----     --------       -------      --------     --------
Balance at December 31, 1998.....  171,846     172      188,121            --       109,161      297,454
Exercise of stock options........    9,220       9       69,753            --            --       69,762
Common stock issued under
  employee stock purchase plan...       27      --          604            --            --          604
Tax benefit from employer stock
  plans..........................       --      --       50,843            --            --       50,843
Net income.......................       --      --           --            --       116,944      116,944
Unrealized loss on
  available-for-sale securities,
  net of related taxes...........       --      --           --        (2,537)           --       (2,537)
                                   -------    ----     --------       -------      --------     --------
Balance at December 31, 1999.....  181,093    $181     $309,321       $(2,537)     $226,105     $533,070
                                   =======    ====     ========       =======      ========     ========

                            See accompanying notes.

                              CITRIX SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   YEAR ENDED DECEMBER 31
                                                              --------------------------------
                                                                1999       1998        1997
                                                              --------   ---------   ---------
                                                                       (IN THOUSANDS)
OPERATING ACTIVITIES
Net income..................................................  $116,944   $  61,102   $  41,358
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation and amortization..........................    27,563      15,173       1,712
     Tax benefit related to the exercise of non-statutory
       stock options and disqualified dispositions of
       incentive stock options..............................    50,843      24,174      10,675
     In-process research and development....................     2,300      18,416       3,950
     Provision for doubtful accounts........................       584         620       1,399
     Provision for product returns..........................    17,996       8,580       5,809
     Provision for inventory obsolescence...................     1,982         417          --
     Accretion of original issue discount and amortization
       of financing cost....................................    12,592          --          --
     Changes in operating assets and liabilities, net of
       effects of acquisitions:
       Accounts receivable..................................   (41,110)    (28,924)    (15,249)
       Inventories..........................................    (5,641)     (2,216)     (1,550)
       Prepaid expenses.....................................   (32,762)     (5,352)     (2,733)
       Other assets.........................................    (7,277)        (91)         --
       Deferred tax assets..................................   (14,674)    (14,536)    (24,362)
       Accounts payable and other accrued expenses..........    27,526       9,492       8,472
       Accrued royalties and other accounts payable to
          stockholder.......................................    (2,464)       (153)      1,520
       Deferred revenues....................................    17,800       6,960       1,073
       Deferred revenues on contract with stockholder.......     5,170      23,265      65,375
       Income taxes payable.................................     6,649       2,391         236
                                                              --------   ---------   ---------
Net cash provided by operating activities...................   184,021     119,318      97,685

INVESTING ACTIVITIES
Purchases of investments....................................  (547,510)   (284,793)   (126,536)
Proceeds from sale of investments...........................   151,284     219,861      75,632
Cash paid for acquisitions, net of cash acquired............   (35,006)    (63,549)     (2,611)
Cash paid for licensing agreement...........................        --      (7,000)         --
Purchases of property and equipment.........................   (26,313)    (11,420)     (6,104)
Purchase of trademark.......................................        --        (250)         --
                                                              --------   ---------   ---------
Net cash used in investing activities.......................  (457,545)   (147,151)    (59,619)

                              CITRIX SYSTEMS, INC.

                                                                   YEAR ENDED DECEMBER 31
                                                              --------------------------------
                                                                1999       1998        1997
                                                              --------   ---------   ---------
                                                                       (IN THOUSANDS)
FINANCING ACTIVITIES
Net proceeds from issuance of common stock..................    70,366      15,329       2,964
Net proceeds from issuance of convertible subordinated
  debentures................................................   291,920          --          --
Other.......................................................      (192)        (31)        (84)
                                                              --------   ---------   ---------
Net cash provided by financing activities...................   362,094      15,298       2,880
                                                              --------   ---------   ---------
Change in cash and cash equivalents.........................    88,570     (12,535)     40,946
Cash and cash equivalents at beginning of year..............   127,546     140,081      99,135
                                                              --------   ---------   ---------
Cash and cash equivalents at end of year....................  $216,116   $ 127,546   $ 140,081
                                                              ========   =========   =========

SUPPLEMENTAL CASH FLOW INFORMATION

     The Company paid income taxes of approximately $40,894, $20,481 and $37,976 in 1999, 1998 and 1997, respectively. Additionally, the Company paid interest of approximately $7, $98 and $9 during the years ended December 31, 1999, 1998 and 1997, respectively.

                            See accompanying notes.

                              CITRIX SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1999

1.  ORGANIZATION

     Citrix Systems, Inc. ("Citrix" or the "Company"), a Delaware corporation founded on April 17, 1989, is a leading supplier of application server products and technologies that enable the effective and efficient enterprise-wide deployment and management of applications designed for Microsoft Windows(R) operating systems. The Company's MetaFrame(TM) and WinFrame(R) product lines, developed under license and strategic alliance agreements with Microsoft Corporation ("Microsoft"), permit organizations to deploy Windows applications without regard to location, network connection, or type of client hardware platforms. The Company markets its products through multiple indirect channels such as distributors, value-added resellers and original equipment manufacturers, primarily in the United States, Europe and Asia-Pacific.

2.  SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION POLICY

     The consolidated financial statements of the Company include the accounts of its wholly-owned subsidiaries, primarily in Europe and Asia-Pacific. All significant transactions and balances between the Company and its subsidiaries have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

     For the purposes of the consolidated statements of cash flows, cash and cash equivalents include marketable securities which are primarily commercial paper, money market funds, government securities, and corporate securities with contractual maturities of three months or less. The Company minimizes its credit risk associated with cash and cash equivalents by investing in high quality, investment grade instruments and periodically evaluating the credit quality of its primary financial institutions.

INVESTMENTS

     Short-term investments at December 31, 1999 primarily consist of government securities, corporate securities, and commercial paper. Long-term investments at December 31, 1999 primarily consist of government securities and corporate securities. The Company minimizes its credit risk associated with investments by investing in high quality investment grade securities. Investments are classified as available-for-sale and are stated at fair value with unrealized gains and losses, net of taxes, reported in other comprehensive income. The Company's short-term investments have a contractual maturity of 12 months or less and have an average contractual maturity of less than eight months. The Company's long-term investments have a contractual maturity of one to three years and have an average contractual maturity of approximately one year and ten months.

ACCOUNTS RECEIVABLE

     Substantially all of the Company's accounts receivable are due from distributors and value-added resellers of microcomputer software. Collateral is not required. Credit losses and expected product returns are provided for in the consolidated financial statements and have been within management's expectations. No significant customer or group of customers within a certain geographical region represent a significant concentration of credit risks.

INVENTORIES

     Inventories, consisting primarily of raw materials, are stated at the lower of cost (determined by the first-in, first-out method) or market.

                              CITRIX SYSTEMS, INC.

PROPERTY AND EQUIPMENT

     Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which is approximately three years for computer equipment, software, office equipment and furniture, and the lesser of the lease term or five years for leasehold improvements. Assets under capital lease are amortized over the shorter of the asset life or the remaining lease term, which on average is approximately 30 months. Amortization of assets under capital leases is included in depreciation expense. Accumulated amortization of equipment under capital leases approximated $504,700 and $425,700 at December 31, 1999 and 1998, respectively.

     Property and equipment consist of the following:

                                                                  DECEMBER 31
                                                              -------------------
                                                                1999       1998
                                                              --------    -------
                                                                (IN THOUSANDS)
  Equipment under capital leases............................  $    630    $   555
  Computer equipment and software...........................    29,163     11,667
  Property, equipment and furniture.........................     5,679      2,900
  Leasehold improvements....................................    11,981      6,112
                                                              --------    -------
                                                                47,453     21,234
  Less accumulated depreciation and amortization............   (15,923)    (7,051)
                                                              --------    -------
                                                              $ 31,530    $14,183
                                                              ========    =======

INTANGIBLE ASSETS

     Intangible assets are being amortized using the straight-line method over periods ranging from three to four years. The Company periodically reviews core technology, goodwill and other intangible assets to determine if any impairment exists based upon projected, undiscounted net cash flows of the related technology. As of December 31, 1999, in the opinion of management, there has been no such impairment.

     Intangible assets consist of the following:

                                                                 DECEMBER 31
                                                              ------------------
                                                               1999       1998
                                                              -------    -------
                                                                (IN THOUSANDS)
Core technology.............................................  $46,730    $40,934
Goodwill and other intangibles..............................   45,454     15,939
                                                              -------    -------
                                                               92,184     56,873
Less accumulated amortization...............................  (28,788)   (10,074)
                                                              -------    -------
                                                              $63,396    $46,799
                                                              =======    =======

REVENUE RECOGNITION

     Revenue is recognized when earned. The Company's revenue recognition policies are in compliance with the American Institute of Certified Public Accountants Statement of Position ("SOP") 91-1, "Software Revenue Recognition" for 1997 and SOP 97-2 (as amended by SOP 98-4) "Software Revenue Recognition" for 1998 and 1999. Product revenues are recognized upon shipment of the software product only if no significant Company obligations remain, the fee is fixed or determinable, and collection of the resulting receivable is deemed probable. In the case of non-cancelable product licensing arrangements under which certain Original Equipment Manufacturers ("OEMs") have software reproduction rights, initial recognition of revenue also requires delivery and customer acceptance of the product master or first copy. Subsequent

                              CITRIX SYSTEMS, INC.

recognition of revenues is based upon reported royalties from the OEMs as well as estimates of royalties due through the Company's reporting date. Revenue from packaged product sales to distributors and resellers is recorded when related products are shipped. In software arrangements that include rights to multiple software products, post-contract customer support ("PCS"), and/or other services, the Company allocates the total arrangement fee among each deliverable based on the relative fair value of each of the deliverables determined based on vendor-specific objective evidence ("VSOE"). The Company sells software and PCS separately and VSOE is determined by the price charged when each element is sold separately. Product returns and sales allowances, including stock rotations, are estimated and provided for at the time of sale. Non-recurring engineering fees are recognized ratably as the work is performed. Revenues from training and consulting are recognized when the services are performed. Service and subscription revenues from customer maintenance fees for ongoing customer support and product updates and upgrades are based on the price charged or derived value of the undelivered elements and are recognized ratably over the term of the contract, which is typically twelve months. Service revenues, which are immaterial when compared to net revenues, are included in net revenues on the face of the statement of income.

     The Company provides most of its distributors with product return rights for stock balancing and price protection rights. Stock balancing rights permit distributors to return products to the Company for credit within specified limits and subject to ordering an equal amount of the Company's products. Price protection rights require that the Company grant retroactive price adjustments for inventories of the Company's products held by distributors if the Company lowers its prices for such products. Allowances for product returns amounted to approximately $6,697,000 and $4,641,000 at December 31, 1999 and 1998,
respectively. The Company has not and has no plan to reduce its prices for inventory currently held by distributors or resellers; accordingly, there are no reserves for price protection at December 31, 1999 and 1998.

     During 1997, the Company entered into a License, Development and Marketing Agreement, as amended (the "Development Agreement") with a stockholder. According to the Development Agreement, all intellectual property rights which each party owned at the effective date of the agreement (May 1997) remained as the sole and exclusive property of such party. As to the technology and enhancements developed under this agreement, the Company retains ownership of any Citrix plug-in software, any component or implementation of ICA developed by Citrix, and other Citrix value added software not encompassed by the scope of the agreement. Pursuant to the terms of the Development Agreement, the Company received an aggregate of $75 million as a non-refundable royalty payment for engineering and support services to be rendered by the Company. This initial fee is being recognized ratably over the five year term of the contract, which began in May 1997. Under the terms of the Development Agreement, as amended, the Company received additional payments totaling $100 million on a quarterly basis. No additional payments are due pursuant to the Development Agreement. There was no risk of financial loss as the related products had already been released and achieved acceptance in the marketplace. Contractually, the Company is not obligated to repay any of the proceeds received, as the royalty fees are non-refundable.

     Revenue from software maintenance, service, and support arrangements and training programs and materials, which totaled $15,750,000, $10,531,799 and $4,289,705 for the years ended December 31, 1999, 1998 and 1997, respectively, is recognized when the services are provided. Such items are included in net revenues. The costs of providing training and services are included in sales, marketing and support expenses.

FOREIGN CURRENCY TRANSLATION

     The functional currency of each of the Company's wholly-owned foreign subsidiaries is the U.S. dollar however, some of the subsidiaries' books and records are maintained in local currency. Assets and liabilities of the subsidiaries are remeasured into U.S. dollars at year-end exchange rates, and revenues and expenses are remeasured at average rates prevailing during the year. Translation adjustments and foreign currency

                              CITRIX SYSTEMS, INC.

transaction gains (losses) of approximately $(745,000), $19,000, and $49,000 for the years ended December 31, 1999, 1998 and 1997, respectively are included in interest and other income.

COST OF REVENUES

     All development costs incurred in connection with the Development Agreement are expensed as incurred as a separate component of cost of revenues. Cost of revenues exclude amortization of core technology.

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

ADVERTISING EXPENSE

     The Company expenses advertising costs as incurred. The Company has cooperative advertising agreements with certain distributors and resellers whereby the Company will reimburse distributors and resellers for qualified advertising of Citrix products. Reimbursement is made once the distributor or reseller provides substantiation of qualified expenditures. The Company estimates the impact of this program and records it at the time of product sale. The Company recognized advertising expenses of approximately $12,569,000, $9,453,000 and $4,551,000 during the years ended December 31, 1999, 1998 and 1997, respectively. These amounts are included in sales, marketing and support expenses.

INCOME TAXES

     Deferred income tax assets and liabilities are determined based upon differences between the financial statement and income tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. In July 1999, the Company changed its organizational structure whereby it moved certain operational and administrative processes to overseas subsidiaries. The Company provides current income taxes on foreign earnings as if those earnings will be repatriated. The Company is in the process of evaluating what amount, if any, of the foreign earnings that will be permanently reinvested. Based on the results of the Company's evaluation process, the level of permanent reinvestment of foreign earnings may change and may significantly impact results of operations in the period of change.

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

                              CITRIX SYSTEMS, INC.

BUSINESS AND OTHER RISKS

     The Company's operating results and financial condition have varied and may in the future vary significantly depending on a number of factors. The following factors may have a material adverse effect upon the Company's business, results of operations and financial conditions:

          Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. While the Company believes that such estimates are fair when considered in conjunction with the consolidated financial position and results of operations taken as a whole, the actual amount of such estimates when known may vary from these estimates.

          Reliance Upon Strategic Relationship. A stockholder is the leading provider of desktop operating systems. The Company is dependent upon the license of certain key technology from this stockholder including certain source and object code licenses, technical support and other materials. The Company is also dependent on its strategic alliance agreement with this stockholder which provides for cooperation in the development of technologies for advanced operating systems, and the promotion of advanced application program interfaces. Additionally, this stockholder has significantly greater financial, technical, sales and marketing and other resources than the Company.

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

ACCOUNTING FOR STOCK-BASED COMPENSATION

     SFAS No. 123, "Accounting for Stock-Based Compensation," defines a fair value method of accounting for issuance of stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Pursuant to SFAS No. 123, companies are encouraged, but are not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," (APB Opinion 25) but are required to disclose in a note to the consolidated financial statements pro forma net income and per share amounts as if the Company had applied methods prescribed by SFAS No. 123.

     The Company applies APB Opinion 25 and related interpretations in accounting for its plans and has complied with the disclosure requirements of SFAS No. 123.

EARNINGS PER SHARE

     Dilutive common stock equivalents consist of stock options (calculated using the treasury stock method). All common share and per share data, except par value per share, have been retroactively adjusted to reflect the three-for-two stock split of the Company's Common Stock effective February 20, 1998, the two-for-one stock split of the Company's Common Stock effective March 25, 1999 and the two-for-one stock split of the Company's Common Stock effective February 16, 2000, which are further discussed in Note 7. The convertible subordinated debentures are common stock equivalents but have been excluded from the diluted earnings per share calculation as their effect is anti-dilutive.

                              CITRIX SYSTEMS, INC.

SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE

     In 1999, the Company adopted Accounting Standards Executive Committee Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". The SOP requires the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal use. These costs generally include external direct costs of materials and services consumed in the project and internal costs such as payroll and benefits of those employees directly associated with the development of the software. The amount of costs capitalized in 1999 and 1998 relating to internal use software were $5.4 million and $100,000, respectively, consisting principally of software purchased and services provided from external vendors. These costs are being amortized over the estimated useful life of the software developed, which is generally three years, and are included in property and equipment, net, in the accompanying consolidated balance sheets.

COMPREHENSIVE INCOME

     In the second quarter of 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components and requires the classification of changes in the balances of items that are reported directly in a separate component of stockholders' equity on the consolidated balance sheets. The adoption of SFAS 130 had no impact on the Company's consolidated financial position, results of operations or cash flows.

SEGMENT INFORMATION

     During 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting information about operating segments and related disclosures about products, geographic information and major customers. This information is required to be reported based on how management internally evaluates operating performance and allocates resources. The adoption of SFAS 131 had no impact on the Company's consolidated financial position, results of operations or cash flows.

RECLASSIFICATIONS

     Certain reclassifications of the prior years' financial statements have been made to conform to the current year's presentation.

3.  ACQUISITIONS AND LICENSED TECHNOLOGY

     In February 1998, the Company completed its acquisition of certain in-process software technologies and assets of Insignia Solutions, plc ("Insignia") approximately $17.5 million in cash. A portion of the purchase price was allocated to in-process research and development, which had not reached technological feasibility and had no alternative future use. The allocation resulted in a pre-tax charge of approximately $2.7 million to the Company's operations in the first quarter of 1998.

     In June 1998, the Company completed its acquisition of APM Ltd. ("APM") for approximately $40.4 million in cash. A portion of the purchase price was allocated to in-process research and development which had not reached technological feasibility and had no alternative future use. The allocation resulted in a pre-tax charge of approximately $10.7 million to the Company's operations in the second quarter of 1998.

     In July 1998, the Company completed its acquisition of VDOnet Corporation Ltd. ("VDOnet") for approximately $8 million in cash. This transaction was accounted for using the purchase method of accounting with the purchase price being principally allocated to purchased technologies and intangible assets. A portion of the total purchase price was allocated to in-process research and development which had not reached

                              CITRIX SYSTEMS, INC.

technological feasibility and had no alternative future use. The allocation resulted in a pre-tax charge of approximately $2.4 million to the Company's operations in the third quarter of 1998.

     In July 1999, the Company completed its acquisition of certain in-process software technologies and assets of ViewSoft, Inc. ("ViewSoft") for approximately $33.5 million in cash and liabilities assumed. A portion of the purchase price was allocated to in-process research and development, which had not reached technological feasibility and had no alternative future use. The allocation resulted in a pre-tax charge of approximately $2.3 million to the Company's operations in the third quarter of 1999.

     In January 1998, the Company licensed certain in-process software technology from EPiCON, Inc., ("EPiCON") for approximately $8.0 million payable in cash under a three year licensing agreement. A portion of the licensing fee was allocated to in-process research and development which had no alternative future use. The allocation resulted in a pre-tax charge of approximately $2.6 million to the Company's operations in the first quarter of 1998. In December 1999, the Company amended its license agreement with EPiCON to allow the Company access to additional software technology and to extend the exclusive license term for an additional $4.0 million, of which $1.3 million was paid in cash at the amendment date.

     Each of the transactions was accounted for under the purchase method of accounting, applying the provisions of APB Opinion No. 16. The consolidated financial statements reflect the operations of the acquired businesses for the periods after their respective dates of acquisition.

     As of the date of each of the transactions, the Company concluded that the in-process technology had no alternative future use after taking into consideration the potential use of the technology in different products, the stage of development and life cycle of each project, resale of the software, and internal use. The value of the purchased IPR&D was expensed at the time of each of the transactions.

     The purchase consideration was allocated to the acquired assets and liabilities based on fair values as follows:

                                             Insignia   EPiCON     APM     VDOnet   ViewSoft
                                             --------   ------   -------   ------   --------
                                                             (IN THOUSANDS)
  Net assets acquired (net liabilities
     assumed)..............................  $   400    $   --   $  (800)  $ (100)  $   128
  Purchased intangibles....................   12,550     5,416    26,900    5,568     2,200
  Purchased in-process research and
     development...........................    2,700     2,584    10,700    2,432     2,300
  Goodwill.................................    1,850        --     3,600       --    28,904
                                             -------    ------   -------   ------   -------
          Total purchase consideration.....  $17,500    $8,000   $40,400   $7,900   $33,532
                                             =======    ======   =======   ======   =======

     The amounts allocated to purchased intangibles and goodwill are being amortized on a straight-line basis over three to four years from the date of each acquisition.

                              CITRIX SYSTEMS, INC.

4.  CASH AND INVESTMENTS

     The summary of cash and cash equivalents and investments consist of the following:

                                                                  DECEMBER 31
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
                                                                 (IN THOUSANDS)
Cash and cash equivalents:
  Cash......................................................  $ 36,049    $ 29,794
  Commercial paper..........................................     2,106       7,264
  Money market funds........................................    33,139      14,488
  Government securities.....................................    86,196      52,712
  Corporate securities......................................    58,626      23,288
                                                              --------    --------
     Cash and cash equivalents..............................  $216,116    $127,546
                                                              ========    ========
Short-term investments:
  Commercial paper..........................................  $ 12,236    $     --
  Corporate securities......................................    49,989       2,004
  Government securities.....................................   159,753      54,930
                                                              --------    --------
     Short-term investments.................................  $221,978    $ 56,934
                                                              ========    ========
Long-term investments:
  Corporate securities......................................  $ 27,801    $     --
  Government securities.....................................   292,704      97,108
  Other.....................................................     5,250          --
                                                              --------    --------
     Long-term investments..................................  $325,755    $ 97,108
                                                              ========    ========

     The unrealized gain (loss) associated with each individual category of cash and investments is not significant.

5.  ACCOUNTS PAYABLE AND OTHER ACCRUED EXPENSES

     Accounts payable and other accrued expenses consist of the following:

                                                                 DECEMBER 31
                                                              ------------------
                                                               1999       1998
                                                              -------    -------
                                                                (IN THOUSANDS)
  Accounts payable..........................................  $ 6,518    $ 1,609
  Accrued compensation and employee benefits................    6,686      4,546
  Accrued royalties.........................................    4,996         47
  Acquisition-related liabilities...........................    2,667      1,000
  Accrued cooperative advertising and marketing programs....   16,521      9,085
  Accrued taxes.............................................   15,232      7,145
  Other.....................................................    6,941      6,303
                                                              -------    -------
                                                              $59,561    $29,735
                                                              =======    =======

6.  EMPLOYEE STOCK COMPENSATION AND BENEFIT PLANS

STOCK COMPENSATION PLANS

     As of December 31, 1999, the Company has four stock-based compensation plans, which are described below. The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. As mentioned in Note 2, the Company applies APB

                              CITRIX SYSTEMS, INC.

Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock plans and its stock purchase plan. Had compensation cost for the Company's four stock-based compensation plans been determined based on the fair value at the grant dates for grants under those plans consistent with the method of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                               1999        1998       1997
                                                             ---------   --------   --------
                                                             (IN THOUSANDS, EXCEPT PER SHARE
                                                                      INFORMATION)
  Net income.................................  As reported   $116,944    $61,102    $41,358
                                                             ========    =======    =======
                                                 Pro forma   $ 64,069    $39,286    $33,016
                                                             ========    =======    =======
  Basic earnings per share...................  As reported   $   0.66    $  0.36    $  0.25
                                                             ========    =======    =======
                                                 Pro forma   $   0.36    $  0.23    $  0.20
                                                             ========    =======    =======
  Diluted earnings per share.................  As reported   $   0.61    $  0.33    $  0.24
                                                             ========    =======    =======
                                                 Pro forma   $   0.33    $  0.22    $  0.19
                                                             ========    =======    =======

     For purposes of the proforma calculations, the fair value of each option is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions used:

                                                              1999 GRANTS   1998 GRANTS   1997 GRANTS
                                                              -----------   -----------   -----------
Dividend yield..............................................        none          none          none
Expected volatility factor..................................         0.6           0.6           0.7
Approximate risk free interest rate.........................        5.5%          5.5%          5.5%
Expected lives..............................................  4.50 years    4.89 years    4.80 years

     The determination of the fair value of all options is based on the assumptions described in the preceding paragraph, and because additional option grants are expected to be made each year, the above pro forma disclosures are not representative of pro forma effects on reported net income or loss for future years.

FIXED STOCK OPTION PLANS

     The Company's 1995 Stock Plan (the 1995 Plan) was adopted by the Board on September 28, 1995 and approved by the Company's stockholders in October 1995. Under the terms of the 1995 Plan, the Company is authorized to grant incentive stock options (ISOs) and nonqualified stock options (NSOs), make stock awards and provide the opportunity to purchase stock to employees, directors and officers and consultants of the Company. The 1995 Plan originally provided for the issuance of a maximum of 36,000,000 (as adjusted for stock splits) shares of Common Stock, plus, effective January 1, 1997 and each year thereafter, a number of shares of Common Stock equal to 5% of the total number of shares of Common Stock issued and outstanding as of December 31 of the preceding year. Under the 1995 Plan, a maximum of 60,000,000 ISOs may be granted and ISOs must be granted at exercise prices no less than market value at the date of grant, except for ISOs granted to employees who own more than 10% of the Company's combined voting power, for which the exercise prices will be no less than 110% of the market value at the date of grant. NSOs, stock awards or stock purchases may be granted or authorized, as applicable, at prices no less than the minimum legal consideration required. ISOs and NSOs expire ten years from the date of grant. All options are exercisable upon vesting. The options typically vest at a rate of 25.00% of the shares underlying the option one year from the date of grant and at a rate of 2.08% monthly thereafter. The 1995 Non-Employee Director Stock Option Plan (the Director Option Plan) was adopted by the Board of Directors on September 28, 1995 and approved by the Company's stockholders in October 1995. The Director Option Plan provides for the grant of options to

                              CITRIX SYSTEMS, INC.

purchase a maximum of 3,600,000 shares of Common Stock of the Company to nonemployee directors of the Company.

     In April 1997, certain options previously granted during 1996 under the 1995 Option Plan were amended by reducing the exercise prices under the options to $2.49 (which was the last sale price of the Company's Common Stock on the Nasdaq on the date of the repricing). The options before amendment provided the right to acquire up to 5,850,600 shares of Common Stock at exercise prices ranging from $2.67 to $7.17 per share. In addition, employees electing to reprice their options agreed to a change in vesting which provided for a six month delay in the vesting schedule of each grant which was repriced. The Compensation Committee offered the option reprice because the Committee felt that due to changed circumstances, including the reduction in the trading price of the Company's Common Stock, the options were no longer providing the incentive they were designed to provide.

     Under the Director Option Plan, each director who is not also an employee of the Company and who is first elected as a director after the date of the Company's initial public offering will receive, upon the date of his or her initial election, an option to purchase 180,000 shares of Common Stock. Options granted under the Director Option Plan will vest at a rate of 33.33% one year from the date of grant and will vest at a rate of 2.78% monthly thereafter. In addition, on each three-year anniversary of such director's first election to the Board of Directors, such director will receive an additional option to purchase 180,000 shares of Common Stock, vesting in accordance with the aforementioned schedule, provided that such director continues to serve on the Board of Directors at the time of grant. All options granted under the Director Option Plan will have an exercise price equal to the fair market value of the Common Stock on the date of grant and a term of ten years from the date of grant. Options are exercisable to the extent vested only while the optionee is serving as a director of the Company or within 90 days after the optionee ceases to serve as a director of the Company.

     On July 11, 1989, the Company adopted its 1989 Stock Option Plan (the 1989
Plan). The 1989 Plan, as amended, permitted the Company to grant ISOs and NSOs to purchase up to 25,256,544 shares of the Company's Common Stock. Under the 1989 Plan, options may be granted at exercise prices no less than market value at the date of grant as determined by the Board of Directors and, therefore, no compensation expense is recognized. All options are fully exercisable from the date of grant and are subject to a repurchase option in favor of the Company which lapses as to 25.00% of the shares underlying the option one year from the date of grant and as to 2.08% monthly thereafter. If the purchaser of stock pursuant to the 1989 Plan is terminated from employment with the Company, the Company has the right and option to purchase from the employee, at the price paid for the shares by the employee, the number of unvested shares at the date of termination. Effective November 1999 no further options may be granted under this Plan.

     A summary of the status and activity of the Company's stock option plans is as follows:

                                                              YEAR ENDED DECEMBER 31,
                                       ---------------------------------------------------------------------
                                               1999                    1998                    1997
                                       ---------------------   ---------------------   ---------------------
                                                    WEIGHTED                WEIGHTED                WEIGHTED
                                                    AVERAGE                 AVERAGE                 AVERAGE
                                                    EXERCISE                EXERCISE                EXERCISE
                                         SHARES      PRICE       SHARES      PRICE       SHARES      PRICE
                                       ----------   --------   ----------   --------   ----------   --------
Outstanding at beginning of year.....  32,279,324    $ 9.50    22,279,272    $ 4.21    19,380,228    $ 2.83
  Granted............................  21,157,900     26.80    17,213,600     14.02     9,106,952      7.04
  Exercised..........................  (9,221,440)     7.57    (5,923,760)     2.53    (5,738,804)     0.49
  Forfeited..........................  (1,857,434)    15.99    (1,289,788)    10.28      (469,104)     3.52
                                       ----------              ----------              ----------
Outstanding at end of year...........  42,358,350     18.28    32,279,324      9.50    22,279,272      4.21
                                       ==========              ==========              ==========
Options exercisable at end of year...   7,062,760      7.86     6,141,596      3.56     5,736,180      0.97
                                       ==========              ==========              ==========
Weighted-average fair value of
  options granted during the year....                $14.37                  $ 7.21                  $ 4.43

                              CITRIX SYSTEMS, INC.

     Information about fixed stock options outstanding as of December 31, 1999 is as follows:

                                                        OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                                       -----------------------------------------------------   ----------------------------------
                                                               WEIGHTED
                                            OPTIONS            AVERAGE           WEIGHTED           OPTIONS           WEIGHTED
              RANGE OF                  OUTSTANDING AT        REMAINING          AVERAGE        EXERCISABLE AT        AVERAGE
           EXERCISE PRICES             DECEMBER 31, 1999   CONTRACTUAL LIFE   EXERCISE PRICE   DECEMBER 31, 1999   EXERCISE PRICE
-------------------------------------  -----------------   ----------------   --------------   -----------------   --------------
  $0.02 to $3.81.....................      4,436,782             6.3              $ 2.04           2,220,629           $ 1.59
  $5.35 to $11.95....................      8,091,971             7.6              $ 8.31           2,907,717           $ 7.73
  $12.25 to $17.89...................      8,798,211             8.5              $15.39           1,901,784           $15.16
  $18.91 to $27.81...................     16,393,336             9.4              $23.82              32,630           $20.23
  $29.31 to $53.03...................      4,638,050             9.8              $37.11                  --           $   --
                                          ----------                                               ---------
                                          42,358,350             8.6              $18.28           7,062,760           $ 7.86
                                          ==========                                               =========

STOCK PURCHASE PLAN

     The 1995 Employee Stock Purchase Plan (the 1995 Purchase Plan) was adopted by the Board of Directors on September 28, 1995 and approved by the Company's stockholders in October 1995. The 1995 Purchase Plan took effect upon completion of the Company's initial public offering. The 1995 Purchase Plan provides for the issuance of a maximum of 9,000,000 shares of Common Stock upon the exercise of nontransferable options granted to participating employees. All U.S.-based employees of the Company, whose customary employment is 20 hours or more per week and more than five months in any calendar year and who have completed at least one year of employment are eligible to participate in the 1995 Purchase Plan. Employees who would immediately after the grant own 5% or more of the Company's Common Stock and directors who are not employees of the Company may not participate in the 1995 Purchase Plan. To participate in the 1995 Purchase Plan, an employee must authorize the Company to deduct an amount (not less than 1% nor more than 5% of a participant's total cash compensation) from his or her pay during six-month periods (each a Plan Period).

     The maximum number of shares of Common Stock an employee may purchase in any Plan Period is 6,000 shares subject to certain other limitations. The exercise price for the option for each Plan Period is 85% of the lesser of the market price of the Common Stock on the first or last business day of the Plan Period. If an employee is not a participant on the last day of the Plan Period, such employee is not entitled to exercise his or her option, and the amount of his or her accumulated payroll deductions will be refunded. An employee's rights under the 1995 Purchase Plan terminate upon his or her voluntary withdrawal from the 1995 Purchase Plan at any time or upon termination of employment. Under the 1995 Purchase Plan, the Company issued 27,004, 30,460 and 40,956 shares in 1999, 1998 and 1997, respectively.

BENEFIT PLAN

     The Company maintains a 401(k) benefit plan (the "Plan") allowing eligible employees to contribute up to 15% of their annual compensation, limited to an annual maximum amount as set periodically by the Internal Revenue Service. The Company, at its discretion, may contribute up to $0.50 on each dollar of employee contribution, limited to a maximum of 6% of the employee's annual contribution. The Company's matching contributions for 1999 and 1998 were $605,087 and $327,483, repectively. No matching contributions to the Plan were made prior to 1998. The Company's contributions vest over a four year period at 25% per year.

                              CITRIX SYSTEMS, INC.

7.  CAPITAL STOCK

COMMON STOCK

     The Company has reserved for future issuance 49,340,302 shares of Common Stock for the exercise of stock options outstanding or available for grant and 11,952,000 shares for the conversion of the zero coupon convertible debentures into common stock.

     On May 14, 1998, the stockholders approved an increase of authorized Common Stock from 60,000,000 shares, $0.001 par value per share to 150,000,000 shares, $0.001 par value per share.

     On May 13, 1999, the stockholders approved an increase of authorized Common Stock from 150,000,000 shares, $0.001 par value per share to 400,000,000 shares, $0.001 par value per share.

STOCK REPURCHASE PROGRAM

     On April 15, 1999, the Board of Directors approved a stock repurchase program authorizing the repurchase of up to $200 million of the Company's common stock. Purchases, if any, will be made from time to time in the open market and paid out of general corporate funds. As of December 31, 1999, none of the Company's outstanding common stock had been repurchased under this program.

STOCK SPLITS

     On January 25, 1998, the Board of Directors declared a three-for-two stock split in the form of a stock dividend paid on February 20, 1998 to stockholders of record of the Company's Common Stock on February 12, 1998.

     On March 1, 1999, the Company announced a two-for-one stock split in the form of a stock dividend paid on March 25, 1999, to stockholders of record as of March 17, 1999.

     On January 19, 2000, the Company announced a two-for-one stock split in the form of a stock dividend paid on February 16, 2000, to stockholders of record as of January 31, 2000.

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

8.  CONVERTIBLE SUBORDINATED DEBENTURES

     In March 1999, the Company sold $850 million principal amount at maturity of its zero coupon convertible subordinated debentures (the "Debentures") due March 22, 2019 in a private placement. The debentures were priced with a yield to maturity of 5.25% and resulted in net proceeds to the Company of approximately $291.9 million, net of original issue discount and net of debt issuance costs of $9.6 million. Except under limited circumstances, no interest will be paid on the Debentures prior to maturity. The Debentures are convertible at the option of the security holder at any time on or before the maturity date at a conversion rate of 14.0612 shares of the Company's common stock for each $1,000 principal amount at maturity of Debentures, subject to adjustment in certain events. The Company may redeem the Debentures on or after March 22, 2004. Holders may require the Company to repurchase the debentures, at set

                              CITRIX SYSTEMS, INC.

redemption prices (equal to the issue price plus accrued original issue discount) beginning on March 22, 2004. Interest expense related to the Debentures was $12.6 million in 1999.

9.  FAIR VALUES OF FINANCIAL INSTRUMENTS

     The fair value of the Company's investment in debt securities, by contractual maturity, is as follows:

                                                                  DECEMBER 31
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
                                                                 (IN THOUSANDS)
  Due in less than 1 year...................................  $402,045    $154,686
  Due in 1 to 3 years.......................................   320,505      97,108
  Due in greater than 3 years...............................     5,250          --
                                                              --------    --------
                                                              $727,800    $251,794
                                                              ========    ========

     The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair value due to the short maturity of these items. The Company's investments are classified as available-for-sale securities and are carried at fair value on the accompanying Consolidated Balance Sheets, based primarily on quoted market prices for such financial instruments. The carrying amount of the Company's Debentures at December 31, 1999 was approximately $314 million. The fair value of the Debentures, based on the quoted market price as of December 31, 1999, was approximately $434 million.

10.  COMMITMENTS

     The Company leases certain office space, equipment and software under various operating leases. Certain of these leases contain stated escalation clauses while others contain renewal options.

     Rental expense for the years ended December 31, 1999, 1998 and 1997 totaled approximately $4,954,000, $2,787,000 and $715,000, respectively. Lease commitments under noncancelable operating leases with remaining terms in excess of one year are as follows:

                                                              (IN THOUSANDS)
December 31,
     2000...................................................     $ 9,414
     2001...................................................       9,206
     2002...................................................       6,988
     2003...................................................       4,711
     2004...................................................       2,630
     Thereafter.............................................       7,846
                                                                 -------
                                                                 $40,795
                                                                 =======

11.  INCOME TAXES

     The United States and foreign components of income from continuing operations before income taxes are as follows:

                                                             1999      1998      1997
                                                           --------   -------   -------
                                                                  (IN THOUSANDS)
United States............................................  $122,131   $93,219   $64,094
Foreign..................................................    60,594     2,253       528
                                                           --------   -------   -------
          Total..........................................  $182,725   $95,472   $64,622
                                                           ========   =======   =======

                              CITRIX SYSTEMS, INC.

     The components of the provision for (benefit from) income taxes are as follows:

                                                             1999      1998      1997
                                                            -------   -------   -------
                                                                  (IN THOUSANDS)
Current:
  Federal.................................................  $53,060   $39,026   $39,613
  Foreign.................................................   16,782     1,907       565
  State...................................................    9,256     7,339     7,448
                                                            -------   -------   -------
          Total current...................................   79,098    48,272    47,626
Deferred..................................................  (13,317)  (13,902)  (24,362)
                                                            -------   -------   -------
          Total income tax expense........................  $65,781   $34,370   $23,264
                                                            =======   =======   =======

     The significant components of the Company's deferred tax assets and liabilities consisted of the following:

                                                                 DECEMBER 31
                                                              ------------------
                                                               1999       1998
                                                              -------    -------
                                                                (IN THOUSANDS)
Deferred tax assets:
  Acquired technology.......................................  $ 8,827    $ 7,727
  Deferred revenue..........................................   36,752     28,882
  Accounts receivable allowances............................    2,658      2,415
  Depreciation and amortization.............................    7,646        298
  Tax credits...............................................    8,355         --
  Other.....................................................    1,256      2,746
                                                              -------    -------
          Total deferred tax assets.........................   65,494     42,068
Deferred tax liabilities:
  Foreign earnings..........................................   (8,753)        --
                                                              -------    -------
          Total deferred tax liabilities....................   (8,753)        --
                                                              -------    -------
          Total net deferred tax assets.....................  $56,741    $42,068
                                                              =======    =======

     During 1999 and 1998, the Company generated approximately $5,251,000 and $2,542,000 of research and development tax credits, respectively. Due to the Tax Relief Extension Act of 1999, use of $2,625,000 of the research credit generated in 1999 is suspended until October 1, 2000 and, therefore, reflected as a deferred tax asset. During 1999, the Company generated approximately $5,730,000 of foreign tax credit carryforwards in the United Kingdom that expire in the year 2004.

     During the years ended 1999, 1998 and 1997, the Company realized tax benefits related to the exercise of employee stock options in the amount of $50,843,000, $24,174,000, and $10,675,000, respectively. This benefit was recorded to additional paid-in capital.

                              CITRIX SYSTEMS, INC.

     A reconciliation of the Company's income taxes to amounts calculated at the statutory federal rate is as follows:

                                                              YEAR ENDED DECEMBER 31
                                                            ---------------------------
                                                             1999      1998      1997
                                                            -------   -------   -------
                                                                  (IN THOUSANDS)
Federal statutory taxes...................................  $63,954   $33,415   $22,618
State income taxes, net of federal tax benefit............    5,378     3,476     2,942
Foreign sales corporation benefits........................   (2,556)   (1,226)     (957)
Interest income...........................................   (4,555)       --        --
Intangible assets.........................................    8,260        --        --
Other permanent differences...............................    5,220       109       180
Tax credits...............................................  (10,981)   (2,542)   (1,492)
Other.....................................................    1,061     1,138       (27)
                                                            -------   -------   -------
                                                            $65,781   $34,370   $23,264
                                                            =======   =======   =======

12.  GEOGRAPHIC INFORMATION AND SIGNIFICANT CUSTOMERS

     During 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting information about operating segments and related disclosures about products, geographic information and major customers. This information is required to be reported based on how management internally evaluates operating performance and allocates resources.

     The Company operates in a single market consisting of the design, development, marketing and support of client and server-based computing software for enterprise applications. Design, development, marketing and support operations outside of the United States are conducted through subsidiaries located primarily in Europe and the Asia Pacific region.

     The Company tracks revenue and gross margin by geography and product category but does not track operating expenses nor identifiable assets on a product category basis. The Company does not engage in intercompany transfers between segments. The Company's management evaluates performance based primarily on revenues and profit in the geographic locations that the Company operates. Segment profit for each segment includes sales and marketing expenses directly attributable to the segment and excludes certain expenses which are managed outside the reportable segments. Costs excluded from segment profit primarily consist of cost of revenues, research and development costs, interest, corporate expenses, including income taxes, as well as non-recurring charges for purchased in-process technology, and overhead costs, including rent, utilities, depreciation and amortization. Corporate expenses are comprised primarily of corporate marketing costs, operations and other general and administrative expenses which are separately managed. Accounting policies of the segments are the same as the Company's consolidated accounting policies.

     During 1999, wholly-owned subsidiaries were formed in various locations within Europe, Middle East and Africa ("EMEA") and these subsidiaries are responsible for sales and distribution of the Company's products. Prior to this change, sales in this geographic segment were classified as export sales from the Americas segment (see below). For purposes of the presentation of segment information, the sales previously reported as Americas export sales have been reclassified to the geographical segments where the sale was made for each of the periods presented.

                              CITRIX SYSTEMS, INC.

     Net revenues and segment profit, classified by the major geographic area in which the Company operates, are as follows:

                                                           1999       1998       1997
                                                         --------   --------   --------
                                                                 (IN THOUSANDS)
Net revenues:
  Americas.............................................  $205,267   $119,376   $ 67,038
  EMEA.................................................   128,242     64,130     20,014
  Asia Pacific.........................................    20,192     10,762      2,707
  Other(1).............................................    49,584     54,368     34,174
                                                         --------   --------   --------
  Consolidated.........................................  $403,285   $248,636   $123,933
                                                         ========   ========   ========
Segment profit:
  Americas.............................................  $166,521   $ 82,468   $ 46,094
  EMEA.................................................   102,404     46,540     14,476
  Asia Pacific.........................................    10,795      6,510      1,422
  Other (1)............................................    49,584     54,368     34,174
  Unallocated expenses (2):
       Cost of revenues................................   (14,579)   (16,682)   (12,304)
       Overhead costs..................................   (51,721)   (28,298)    (7,658)
       Research and development........................   (37,363)   (22,858)    (6,948)
       In-process research and development.............    (2,300)   (18,416)    (3,950)
       Net interest....................................    11,221      9,968      9,894
       Other corporate expenses........................   (51,837)   (18,128)   (10,578)
                                                         --------   --------   --------
Consolidated income before income taxes................  $182,725   $ 95,472   $ 64,622
                                                         ========   ========   ========

---------------

(1) Represents OEM revenue and royalty fees in connection with the Development Agreement.
(2) Represents expenses presented to management only on a consolidated basis and not allocated to the geographic operating segments.

     The Americas' identifiable assets accounted for greater than 90% of the total identifiable assets for all segments as of December 31, 1999, 1998 and 1997.

     Export revenue represents shipments of finished goods and services from the United States to international customers. As of July 1, 1999, the Company began shipping finished goods to European customers from its warehouse location in Europe. Shipments from the United States were as follows:

                                                              YEAR ENDED DECEMBER 31
                                                            ---------------------------
                                                             1999      1998      1997
                                                            -------   -------   -------
                                                                  (IN THOUSANDS)
EMEA......................................................  $60,590   $64,130   $19,214
Asia Pacific..............................................   20,202    10,762     4,022
Other.....................................................    6,289     2,760     2,320
                                                            -------   -------   -------
                                                            $87,081   $77,652   $25,556
                                                            =======   =======   =======

     For the years ended December 31, 1999, 1998 and 1997, sales to four customers in the Americas accounted for 42%, 38% and 40% of net revenues, respectively.

                              CITRIX SYSTEMS, INC.

     Additional information regarding revenue by products and services groups is as follows:

                                                                  YEAR ENDED DECEMBER 31
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Revenue:
  Windows Application Servers...............................  $299,510   $172,663   $ 82,372
  Computing Appliances Products.............................     9,754     21,776     24,080
  Management Services Products..............................    38,441     11,916      2,862
  Microsoft Royalties.......................................    39,830     31,735      9,625
  Other Revenue.............................................    15,750     10,546      4,994
                                                              --------   --------   --------
  Net Revenues..............................................  $403,285   $248,636   $123,933
                                                              ========   ========   ========

13.  RELATED PARTY TRANSACTIONS

     An entity which held a greater than 5% interest in the Company at December 31, 1999, 1998 and 1997 is a party to one of the licensing agreements discussed in Note 2. The Company recognized $1.9 million, $8.5 million and $7.8 million of royalty expense in cost of revenues in the years ended December 31, 1999, 1998 and 1997, respectively, and has accrued royalties and other accounts payable of $0.4 million and $2.9 million at December 31, 1999 and 1998, respectively, in connection with this agreement.

     The Company and this entity also entered into a License, Development and Marketing Agreement (the "Development Agreement") which provides for the licensing to the entity of certain of the Company's technology. Pursuant to the terms of the Development Agreement, the Company received an aggregate of $75 million as a non-refundable initial fee. Under the terms of the Development Agreement, as amended, the Company received non-refundable payments of an additional $100 million, of which $10 million was received on July 2, 1998 and $15 million was received at the beginning of each quarter through the fourth quarter of 1999. The Company has recognized revenue of approximately $39.8 million, $31.7 million and $9.6 million in 1999, 1998 and 1997, respectively, in connection with the Development Agreement, as amended.

14.  EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                               YEAR ENDED DECEMBER 31
                                                           -------------------------------
                                                             1999        1998       1997
                                                           ---------   --------   --------
                                                           (IN THOUSANDS, EXCEPT PER SHARE
                                                                    INFORMATION)
Numerator:
  Net income.............................................  $116,944    $61,102    $41,358
                                                           ========    =======    =======
Denominator:
  Denominator for basic earnings per share -- weighted
     average shares......................................   176,260    168,473    163,444
  Effect of dilutive securities:
     Employee stock options..............................    16,306     14,121     11,080
                                                           --------    -------    -------
  Denominator for diluted earnings per share -- adjusted
     weighted-average shares.............................   192,566    182,594    174,524
                                                           ========    =======    =======
Basic earnings per share.................................  $   0.66    $  0.36    $  0.25
                                                           ========    =======    =======
Diluted earnings per share...............................  $   0.61    $  0.33    $  0.24
                                                           ========    =======    =======

                              CITRIX SYSTEMS, INC.

15.  RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1999, the Financial Accounting Standards Board (FASB) issued SFAS 137, Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement 133. The Statement defers the effective date of SFAS 133 to fiscal 2001. Management is evaluating SFAS 133 and does not believe that adoption of the Statement will have a material impact on its financial statements.

16.  SUBSEQUENT EVENTS

     On February 15, 2000, the Company acquired all of the operating assets of the Innovex Group, Inc., a privately owned e-business consulting services organization specializing in the design, development and implementation of Web-based solutions and systems integration, for approximately $47.8 million in cash of which $28.7 million was paid at the closing date and the balance is payable, in equal installments, 18 and 24 months after the closing date, contingent on future events, as defined in the acquisition agreement.

                       SUPPLEMENTAL FINANCIAL INFORMATION

                  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                 FIRST    SECOND     THIRD      FOURTH
                                                QUARTER   QUARTER   QUARTER    QUARTER    TOTAL YEAR
                                                -------   -------   --------   --------   ----------
1999
Net revenues..................................  $85,039   $94,415   $105,780   $118,051    $403,285
Gross margin..................................   80,517    91,314    102,477    114,398     388,706
Income from operations........................   37,154    41,120     43,035     50,195     171,504
Net income....................................   25,768    27,785     29,346     34,045     116,944
Basic earnings per common share (a)...........     0.15      0.16       0.17       0.19        0.66
Diluted earnings per common share (a).........     0.14      0.15       0.15       0.17        0.61

1998
Net revenues..................................  $49,302   $56,204   $ 67,621   $ 75,509    $248,636
Gross margin..................................   44,453    51,523     63,712     72,266     231,954
Income from operations........................   16,524    12,482     23,979     32,519      85,504
Net income....................................   12,277     9,620     16,898     22,307      61,102
Basic earnings per common share (a)...........     0.07      0.06       0.10       0.13        0.36
Diluted earnings per common share (a).........     0.07      0.05       0.09       0.12        0.33

---------------

(a) The above quarterly information has been adjusted to reflect the stock split as further discussed in Note 7.

                              CITRIX SYSTEMS, INC.

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

                                                      CHARGED TO   CHARGED TO
                                          BEGINNING   COSTS AND      OTHER                     BALANCE AT
                                          OF PERIOD    EXPENSES     ACCOUNTS     DEDUCTIONS   END OF PERIOD
                                          ---------   ----------   ----------    ----------   -------------
                                                                   (IN THOUSANDS)
1999
Deducted from asset accounts:
  Allowance for doubtful accounts.......   $1,593       $  584      $    --       $   632(2)     $1,545
  Allowance for returns.................    4,641           --       17,996(1)     15,941         6,696
  Provision for inventory...............      402        1,982           --         1,472           912
                                           ------       ------      -------       -------        ------
                                           $6,636       $2,566      $17,996       $18,045        $9,153
                                           ======       ======      =======       =======        ======
1998
Deducted from asset accounts:
  Allowance for doubtful accounts.......   $1,699       $  620      $    --       $   726(2)     $1,593
  Allowance for returns.................    4,599           --        8,580(1)      8,538         4,641
  Provision for inventory...............       --          417           --            15           402
                                           ------       ------      -------       -------        ------
                                           $6,298       $1,037      $ 8,580       $ 9,279        $6,636
                                           ======       ======      =======       =======        ======
1997
Deducted from asset accounts:
  Allowance for doubtful accounts.......   $  624       $1,399      $    --       $   324(2)     $1,699
  Allowance for returns.................    1,928           --        5,809(1)      3,138         4,599
                                           ------       ------      -------       -------        ------
                                           $2,552       $1,399      $ 5,809       $ 3,462        $6,298
                                           ======       ======      =======       =======        ======

---------------

(1) Netted against revenues.
(2) Uncollectible accounts written off, net of recoveries.

                                 EXHIBIT INDEX

EXHIBIT NO.                               DESCRIPTION
-----------                               -----------
2.1(1)       --   Agreement and Undertaking by and among the Non-Executive
                  Directors of APM Limited, the Executive Directors of APM
                  Limited, and Citrix Systems, Inc.
2.2(1)       --   Recommended Offers by Citrix Systems, Inc. for APM Limited
2.3          --   Asset Purchase Agreement dated February 15, 2000 by and
                  among the Company, Innovex Group, Inc. and certain
                  stockholders of Innovex
3.1(2)       --   Amended and Restated Certificate of Incorporation of the
                  Company
3.2(2)       --   Amended and Restated By-laws of the Company
3.3(3)       --   Certificate of Amendment of Amended and Restated Certificate
                  of Incorporation
4.1(2)       --   Specimen certificate representing the Common Stock
4.2(4)       --   Indenture by and between the Company and State Street Bank and Trust Company as Trustee dated as of March 22, 1999,
                  including the form of Debenture.
4.3(4)       --   Form of Debenture (included in Exhibit 4.1).
4.3(4)       --   Registration Rights Agreement by and between the Company and
                  Credit Suisse First Boston Corporation dated as of March 22,
                  1999.
10.1(2)*     --   1989 Stock Option Plan
10.2(2)*     --   1995 Stock Plan
10.3(2)*     --   1995 Non-Employee Director Stock Option Plan
10.4(2)*     --   1995 Employee Stock Purchase Plan
10.5(2)      --   Microsoft Corporation Source Code Agreement between the
                  Company and Microsoft Corporation ("Microsoft") dated
                  November 15, 1989
10.6(2)      --   Amendment No. 1 to the Source Code Agreement between the
                  Company and Microsoft dated October 1, 1992
10.7(2)      --   License Agreement for Microsoft OS/2 Version Releases 1.x,
                  2.x between the Company and Microsoft dated August 15, 1990
10.8(2)      --   Amendment No. 1 to the License Agreement between the Company and Microsoft dated August 15, 1990, Contract No. 5198-0228 dated May 6, 1991
10.9(2)      --   Amendment No. 2 to License Agreement between the Company and
                  Microsoft for Microsoft OS/2 Version Releases 1.x, 2.x,
                  dated October 1, 1992
10.10(2)     --   Amendment No. 3 to the License Agreement between the Company and Microsoft dated August 15, 1990, Contract No. 5198-0228 dated January 1, 1994
10.11(2)     --   Amendment No. 4 to the License Agreement between the Company and Microsoft dated August 15, 1990, dated January 31, 1995
10.12(2)     --   Strategic Alliance Agreement between the Company and
                  Microsoft dated December 12, 1991
10.13(2)     --   Form of Indemnification Agreement
10.14(5)     --   Lease Agreement between Halmos Trading and Investment
                  Company and the Company dated June 6, 1996
10.15(6)     --   License, Development and Marketing Agreement dated July 9,
                  1996 between the Company and Microsoft Corporation
10.16(7)     --   License, Development and Marketing Agreement dated May 9,
                  1997 between the Company and Microsoft Corporation
10.17(8)     --   Amendment No. 1 to License, Development and Marketing
                  Agreement dated May 9, 1997 between the Company and
                  Microsoft Corporation
10.18(9)     --   Employment Agreement dated as of January 1, 1999 by and
                  between the Company and Roger W. Roberts.
21.1         --   List of Subsidiaries
23.1         --   Consent of Ernst & Young LLP

EXHIBIT NO.                               DESCRIPTION
-----------                               -----------
24.1         --   Power of Attorney (Included in signature page)
27           --   Financial Data Schedule

---------------

(1) Incorporated herein by reference to the exhibits of the Company's Current Report on Form 8-K dated as of June 30, 1998.
(2) Incorporated herein by reference to the exhibits to the Company's Registration Statement on Form S-1 (File No. 33-98542), as amended.
(3) Incorporated herein by reference to Exhibits 3 and 4 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.
(4) Incorporated herein by reference to exhibits of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.
(5) Incorporated herein by reference to Exhibit 10.27 of the Company's Registration Statement on Form S-1 (File No. 333-4515), as amended.
(6) Incorporated herein by reference to Exhibit 10 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.
(7) Incorporated herein by reference to Exhibit 10 of the Company's Current Report on Form 8-K dated as of May 9, 1997.
(8) Incorporated herein by reference to Exhibit 10 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.
(9) Incorporated herein by reference to Exhibit 10.18 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998.
  * Indicates a management contract or any compensatory plan, contract or arrangement.