Form 10-Q
period 2000-03-31
CITRIX SYSTEMS INC
filed 2000-05-12
CIK 877890

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

Yes [X]  No [ ]

     As of April 28, 2000 there were 185,114,935 shares of the registrant's Common Stock, $.001 par value per share, outstanding.


===============================================================================

                              CITRIX SYSTEMS, INC.

                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2000



                                    CONTENTS


                                                                                            Page Number
                                                                                            -----------
PART I:   FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets:
                           March 31, 2000 and December 31, 1999                                    3
                  Condensed Consolidated Statements of Income:
                           Three Months Ended March 31, 2000 and 1999                              5
                  Condensed Consolidated Statements of Cash Flows:
                           Three Months Ended March 31, 2000 and 1999                              6
                  Notes to Condensed Consolidated Financial Statements                             7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                                12

Item 3.  Qualitative & Quantitative Disclosures About Market Risk                                 25

PART II:   OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                                         26

Signatures                                                                                        27

Exhibit Index                                                                                     28



                          PART I: FINANCIAL INFORMATION


ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              CITRIX SYSTEMS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



                                                                                March 31,       December 31,
                                                                                  2000             1999
                                                                               ----------        ----------
                                                                                      (in thousands)
ASSETS
Current assets:
   Cash and cash equivalents ..........................................        $  265,142        $  216,116
   Short-term investments .............................................           238,381           221,978
   Accounts receivable, net of allowances of $6,956 and $8,242 at March
       31, 2000 and December 31, 1999, respectively....................            82,974            55,327
   Inventories ........................................................            10,489             7,731
   Prepaid taxes ......................................................            89,566            30,394
   Other prepaid expenses .............................................             5,617             4,970
   Other current assets ...............................................             4,828             7,184
   Current portion of deferred tax assets .............................            25,556            26,544
                                                                               ----------        ----------
Total current assets ..................................................           722,553           570,244

Long-term investments .................................................           321,920           325,755
Property and equipment, net ...........................................            36,438            31,530
Intangible assets, net ................................................            84,107            63,396
Long-term portion of deferred tax assets ..............................            24,928            30,197
Other assets, net .....................................................            15,863            16,735
                                                                               ----------        ----------
                                                                               $1,205,809        $1,037,857
                                                                               ==========        ==========



CONTINUED ON FOLLOWING PAGE.

                              CITRIX SYSTEMS, INC.

                                   (Unaudited)



                                                                               March 31,        December 31,
                                                                                 2000               1999
                                                                            -----------        -----------
                                                                           (in thousands, except par value)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and other accrued expenses .....................        $    77,424        $    59,561
   Accrued royalties and other accounts payable to stockholder .....                263                427
   Deferred revenues ...............................................             35,732             27,907
   Current portion of deferred revenues on contract with stockholder             39,898             39,898
   Income taxes payable ............................................              6,676              9,202
                                                                            -----------        -----------
Total current liabilities ..........................................            159,993            136,995

Deferred revenues on contract with stockholder .....................             43,972             53,912
Convertible subordinated debentures ................................            317,951            313,880

Stockholders' equity:
   Common stock at $.001 par value: 400,000 shares authorized;
        184,857 and 181,093 issued and outstanding at March 31, 2000
        and December 31, 1999, respectively ........................                185                181
   Additional paid-in capital ......................................            411,455            309,321
   Retained earnings ...............................................            264,650            226,105
   Accumulated other comprehensive income (loss) ...................              7,603             (2,537)
                                                                            -----------        -----------
Total stockholders' equity .........................................            683,893            533,070
                                                                            -----------        -----------
                                                                            $ 1,205,809        $ 1,037,857
                                                                            ===========        ===========


SEE ACCOMPANYING NOTES.

                              CITRIX SYSTEMS, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                                                    Three Months Ended
                                                                                        March 31,
                                                                                --------------------------
                                                                                  2000               1999
                                                                               ---------         ---------
                                                                             (in thousands, except per share
                                                                                       information)
Revenues:
   Net revenues .......................................................        $ 117,575         $  75,166
   Net revenues--related party ........................................            9,940             9,873
                                                                               ---------         ---------
         Net revenues .................................................          127,515            85,039
                                                                               ---------         ---------
Cost of revenues:
   Cost of revenues (excluding amortization presented separately below)            4,967             4,280
   Cost of revenues--related party ....................................              162               242
                                                                               ---------         ---------
         Total cost of revenues .......................................            5,129             4,522
                                                                               ---------         ---------
Gross margin ..........................................................          122,386            80,517
Operating expenses:
   Research and development ...........................................           12,112             8,406
   Sales, marketing and support .......................................           41,189            24,769
   General and administrative .........................................           12,655             6,410
   Amortization of intangible assets ..................................            6,819             3,778
                                                                               ---------         ---------
         Total operating expenses .....................................           72,775            43,363
                                                                               ---------         ---------
Income from operations ................................................           49,611            37,154
Interest and other income .............................................            9,596             3,513
Interest expense ......................................................           (4,143)             (404)
                                                                               ---------         ---------
Income before income taxes ............................................           55,064            40,263
Income taxes ..........................................................           16,519            14,495
                                                                               ---------         ---------
Net income ............................................................        $  38,545         $  25,768
                                                                               =========         =========
Earnings per common share:
   Basic earnings per share ...........................................        $    0.21         $    0.15
                                                                               =========         =========
   Weighted average shares outstanding ................................          183,151           172,983
                                                                               =========         =========
Earnings per common share--assuming dilution:
   Diluted earnings per share .........................................        $    0.19         $    0.14
                                                                               =========         =========
   Weighted average shares outstanding ................................          208,309           187,363
                                                                               =========         =========


SEE ACCOMPANYING NOTES.

                              CITRIX SYSTEMS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                         ---------------------------
                                                                                           2000              1999
                                                                                         ---------         ---------
                                                                                               (in thousands)
OPERATING ACTIVITIES
Net income ......................................................................        $  38,545         $  25,768
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization ................................................           10,783             5,400
   Tax benefit related to the exercise of non-statutory stock options and
     disqualified dispositions of incentive stock options .......................           63,735             7,860
   Provision for (recovery of) doubtful accounts ................................              313               (37)
   Provision for product returns ................................................            1,813             3,695
   Provision for inventory reserves .............................................              971               860
   Accretion of original issue discount and amortization of financing cost ......            4,143               390
   Changes in operating assets and liabilities, net of effects of acquisitions:
      Accounts receivable .......................................................          (29,087)          (14,633)
      Inventories ...............................................................           (3,729)           (1,550)
      Prepaid taxes .............................................................          (59,172)               --
      Other prepaid expenses ....................................................            1,789             3,994
      Other assets ..............................................................              801            (7,613)
      Deferred tax assets .......................................................            6,257           (14,581)
      Accounts payable and other accrued expenses ...............................           17,522            14,861
      Accrued royalties and other accounts payable to stockholder ...............             (163)              307
      Deferred revenues .........................................................            7,825             4,761
      Deferred revenues on contract with stockholder ............................           (9,940)           (9,872)
      Income taxes payable ......................................................           (2,526)           16,794
                                                                                         ---------         ---------
Net cash provided by operating activities .......................................           49,880            36,404

INVESTING ACTIVITIES
Purchases of investments ........................................................          (56,143)         (102,411)
Proceeds from sale of investments ...............................................           53,713            50,308
Cash paid for acquisitions, net of cash acquired ................................          (28,112)               --
Cash paid for licensing agreement ...............................................               --              (250)
Purchases of property and equipment .............................................           (8,670)           (2,691)
                                                                                         ---------         ---------
Net cash used in investing activities ...........................................          (39,212)          (55,044)

FINANCING ACTIVITIES
Net proceeds from issuance of common stock ......................................           38,404            11,755
Net proceeds from issuance of convertible subordinated debentures ...............               --           292,458
Payments on capital lease obligations ...........................................              (46)              (15)
                                                                                         ---------         ---------
Net cash provided by financing activities .......................................           38,358           304,198
                                                                                         ---------         ---------

Increase in cash and cash equivalents ...........................................           49,026           285,558
Cash and cash equivalents at beginning of period ................................          216,116           127,546
                                                                                         ---------         ---------
Cash and cash equivalents at end of period ......................................        $ 265,142         $ 413,104
                                                                                         =========         =========


SEE ACCOMPANYING NOTES.

                              CITRIX SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2000


1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown are of a normal recurring nature and have been reflected in the unaudited condensed consolidated financial statements. The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or for any future period. The information included in these unaudited condensed consolidated financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the consolidated financial statements and accompanying notes included in the Citrix Systems, Inc. (the "Company") Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

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

3. REVENUE RECOGNITION

Revenue is recognized when earned. The Company's revenue recognition policies are in compliance with the American Institute of Certified Public Accountants Statement of Position ("SOP") 97-2 (as amended by SOP 98-4 and SOP 98-9) "Software Revenue Recognition." Product revenues are recognized upon shipment of the software product only if no significant Company obligations remain, the fee is fixed or determinable, and collection of the resulting receivable is deemed probable. In the case of non-cancelable product licensing arrangements under which certain Original Equipment Manufacturers ("OEMs") have software reproduction rights, initial recognition of revenue also requires delivery and customer acceptance of the product master or first copy. Subsequent recognition of revenues is based upon reported royalties from the OEMs as well as estimates of royalties due through the Company's reporting date. Revenue from packaged product sales to distributors and resellers is recorded when related products are shipped. In software arrangements that include rights to multiple software products, post-contract customer support ("PCS"), and/or other services, the Company allocates the total arrangement fee among each deliverable based on the relative fair value of each of the deliverables based on vendor-specific objective evidence ("VSOE"). The Company sells software and PCS separately and VSOE is determined by the price charged when each element is sold separately. Product returns and sales allowances, including stock rotations, are estimated and provided for at the time of sale. Non-recurring engineering fees are recognized ratably as the work is performed. Revenues from training and consulting are recognized when the services are performed. Service and subscription revenues from customer maintenance fees for ongoing customer support and product updates and upgrades are based on the price charged or derived value of the undelivered elements and are recognized ratably over the term of the contract, which is typically twelve months. Service revenues, which are immaterial when compared to net revenues, are included in net revenues on the face of the consolidated statements of income.

4. EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options. The shares related to the convertible subordinated debentures were excluded from the computation of diluted earnings per share due to their antidilutive effect.

All share and per share data have been retroactively adjusted to reflect the two-for-one stock split in the form of a stock dividend paid on March 25, 1999 to stockholders of record as of March 17, 1999 and the two-for-one stock split in the form of a stock dividend paid on February 16, 2000 to stockholders of record as of January 31, 2000.

The following table sets forth the computation of basic and diluted earnings per share:


                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                  --------------------------
                                                                                    2000              1999
                                                                                  ---------        ---------
                                                                                       (in thousands)
 Numerator:
     Net income..........................................................         $  38,545        $  25,768
                                                                                  =========        =========
 Denominator:
     Denominator for basic earnings per share--weighted average shares....          183,151          172,983
        Effect of dilutive securities:
        Employee stock options...........................................            25,158           14,380
                                                                                  ---------        ---------
      Denominator for diluted earnings per share--adjusted weighted-
            average shares...............................................           208,309          187,363
                                                                                  =========        =========
 Basic earnings per share................................................         $    0.21        $    0.15
                                                                                  =========        =========
 Diluted earnings per share..............................................         $    0.19        $    0.14
                                                                                  =========        =========

5. ACQUISITION

In February 2000, the Company acquired all of the operating assets of the Innovex Group, Inc. ("Innovex"), a privately owned e-business consulting services organization specializing in the design, development and implementation of Web-based solutions and systems integration, for approximately $47.8 million, of which $28.7 million was paid at the closing date and the balance is payable, in equal installments 18 and 24 months after the closing date, contingent on future events, as set forth in the acquisition agreement.

The acquisition was accounted for as a purchase. The cost in excess of net tangible assets acquired was approximately $45.5 million, of which $9.0 million was allocated to the acquired workforce and $13.5 million was allocated to goodwill. The acquired workforce and goodwill are both being amortized on a straight line basis over four years. The results of operations of Innovex are included in the Company's results of operations from the date of acquisition. The allocation of the purchase price was based on an independent report. Contingent payments made at a future date, if any, will be accounted for as additional purchase price and amortized over the remaining life of the intangible assets acquired.

6. SEGMENT INFORMATION

The Company operates in a single market consisting of the design, development, marketing and support of client and server-based computing software for enterprise applications. Design, development, marketing and support operations outside of the United States are conducted through subsidiaries located primarily in Europe and the Asia Pacific region.

The Company tracks revenue and gross margin by geography and product category but does not track operating expenses nor identifiable assets on a product category basis. The Company does not engage in intercompany transfers between segments. The Company's management evaluates performance based primarily on revenues and profit in the geographic locations in which the Company operates. Segment profit for each segment includes sales and marketing expenses directly attributable to the segment and excludes certain expenses which are managed outside the reportable segments. Costs excluded from segment profit primarily consist of cost of revenues, research and development costs, interest, corporate expenses, including income taxes, as well as non-recurring charges for purchased in-process technology, and overhead costs, including rent, utilities, depreciation and amortization. Corporate expenses are comprised primarily of corporate marketing costs, operations and other general and administrative expenses which are separately managed. Accounting policies of the segments are the same as the Company's consolidated accounting policies.

Net revenues and segment profit, classified by the major geographic area in which the Company operates, are as follows:


                                                           Three Months Ended
                                                                March 31,
                                                        ---------------------------
                                                          2000               1999
                                                        --------           --------
                                                            (in thousands)
    Net revenues:
             Americas.............................      $ 66,691           $ 40,383
             EMEA.................................        43,731             28,024
             Asia Pacific.........................         5,176              5,010
             Other (1)............................        11,917             11,622
                                                        --------           --------
             Consolidated.........................      $127,515           $ 85,039
                                                        ========           ========

    Segment profit:
             Americas.............................      $ 56,764           $ 31,772
             EMEA.................................        35,050             22,449
             Asia Pacific.........................         2,591              3,074
             Other (1)............................        11,917             11,622
             Unallocated expenses (2):
                 Cost of revenues.................        (5,129)            (4,522)
                 Overhead costs...................       (18,640)           (10,157)
                 Research and development.........       (12,112)            (8,406)
                 Net interest.....................         5,453              3,109
                 Other corporate expenses.........       (20,830)            (8,678)
                                                        --------           --------
    Consolidated income before income taxes.......      $ 55,064           $ 40,263
                                                        ========           ========


(1) Primarily represents royalty fees earned in connection with the License, Development and Marketing Agreement with Microsoft and OEM revenue.

(2) Represents expenses presented to management only on a consolidated basis and not allocated to the geographic operating segments.

Additional information regarding revenue by products and services groups is as follows:


                                                                        Three Months Ended
                                                                             March 31,
                                                                       ---------------------
                                                                         2000         1999
                                                                       --------      -------
                                                                           (in thousands)
Revenue:
 Windows Application Servers....................................        $91,382      $64,333
 Web Application Servers........................................          4,123           --
 Management Services Products...................................         13,481        5,624
 Computing Appliances Products..................................          1,976        2,119
 Microsoft Royalties............................................          9,940        9,872
 Other Revenue..................................................          6,613        3,091
                                                                       --------      -------
 Net Revenues...................................................       $127,515      $85,039
                                                                       ========      =======

7. COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, for the three month periods ended March 31, 2000 and 1999 are as follows:


                                                                    Three Months Ended
                                                                         March 31,
                                                                 ------------------------
                                                                   2000            1999
                                                                 -------          -------
                                                                      (in thousands)
Net income.....................................................  $38,545          $25,768
Unrealized gain on available-for-sale securities, net..........   10,140               --
                                                                 -------          -------
Comprehensive income...........................................  $48,685          $25,768
                                                                 =======          =======

8. INCOME TAXES

In July 1999, the Company changed its organizational structure whereby it moved certain operational and administrative processes to overseas subsidiaries. The restructuring resulted in foreign earnings being taxed at lower foreign tax rates. Effective January 1, 2000, these earnings will be permanently reinvested overseas in order to fund the Company's growth in overseas markets. As a result, the Company's effective tax rate was reduced to 30% for the three month period ended March 31, 2000 from 36% for the same period in the prior year.

9. CONVERTIBLE SUBORDINATED DEBENTURES

In March 1999, the Company completed a private placement of $850.0 million principal amount at maturity of its zero coupon convertible subordinated debentures (the "debentures") due March 22, 2019. The debentures were priced with a yield to maturity of 5.25% and resulted in net proceeds to the Company of approximately $291.9 million, net of original issue discount and net of debt issuance costs of $9.6 million. Except under limited circumstances, no interest will be paid on the debentures prior to maturity. The debentures are convertible at the option of the security holder at any time on or before the maturity date at a conversion rate of 14.0612 shares of the Company's common stock for each $1,000 principal amount at maturity of debentures, subject to adjustment in certain events. The Company may redeem the debentures on or after March 22, 2004. Holders may require the Company to repurchase the debentures, at set redemption prices (equal to the issue price plus accrued original issue discount) beginning on March 22, 2004. Interest expense related to the Debentures was $4.1 million and $0.4 million for the three month periods ended March 31, 2000 and March 31, 1999, respectively.

10. STOCK REPURCHASE PROGRAM

On April 15, 1999, the Board of Directors approved a stock repurchase program authorizing the repurchase of up to $200 million of the Company's common stock. Purchases, if any, will be made from time to time in the open market and paid out of general corporate funds. As of March 31, 2000, none of the Company's outstanding common stock had been repurchased under this program.

11. RECLASSIFICATIONS

Certain reclassifications have been made for consistent presentation.

12. RECENT ACCOUNTING PRONOUNCEMENTS

In June 1999, the Financial Accounting Standards Board (FASB) issued SFAS 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement 133. The Statement defers the effective date of SFAS 133 to fiscal 2001. Management is evaluating SFAS 133 and does not believe that adoption of the Statement will have a material impact on its financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      The Company develops, markets, sells and supports innovative client and server-based computing software that enables effective and efficient deployment and management of enterprise applications that are designed for Microsoft Windows(R) operating systems. The Company's Windows Application Servers, which comprise the largest source of the Company's revenue, primarily consist of the MetaFrame(TM) product line and related options. The MetaFrame product line, which began shipping in the second quarter of 1998, permits organizations to deploy Windows applications without regard to location, network connection, or type of client hardware platforms.

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

      The Company's revenue recognition policies are in compliance with the American Institute of Certified Public Accountants Statement of Position ("SOP") 97-2 (as amended by SOP 98-4 and SOP 98-9) and related interpretations, "Software Revenue Recognition" as described in Note 3 of the Notes to Condensed Consolidated Financial Statements included in this report.

      In February 2000, the Company acquired all of the operating assets of the Innovex Group, Inc. ("Innovex"), a privately owned e-business consulting services organization specializing in the design, development and implementation of Web-based solutions and systems integration, for approximately $47.8 million, of which $28.7 million was paid at the closing and the balance is payable, in equal installments, 18 and 24 months after the closing date, contingent on future events.

      The discussion below relating to the individual financial statement captions, the Company's overall financial performance, operations and financial position should be read in conjunction with the factors and events described in "OVERVIEW" and "CERTAIN FACTORS WHICH MAY AFFECT FUTURE RESULTS" which may impact the Company's future performance and financial position.

RESULTS OF OPERATIONS

      The following table sets forth statement of operations data of the Company expressed as a percentage of net revenues and as a percentage of change from period-to-period for the periods indicated.


                                                                                          Change From
                                                                                         Three Months
                                                                 Three Months Ended          Ended
                                                                      March 31           March 31, 2000
                                                                ---------------------          vs.
                                                                 2000          1999      March 31, 1999
                                                                ------         ------    --------------
Net revenues .........................................          100.0%         100.0%          49.9%
Cost of revenues (excluding amortization presented
  separately below) ..................................            4.0            5.3           13.4
                                                                -----          -----
Gross margin .........................................           96.0           94.7           52.0
Operating expenses:
   Research and development ..........................            9.5            9.9           44.1
   Sales, marketing and support ......................           32.3           29.1           66.3
   General and administrative ........................            9.9            7.5           97.4
   Amortization of intangible assets .................            5.3            4.4           80.5
                                                                -----          -----
     Total operating expenses ........................           57.0           50.9           67.8
                                                                -----          -----
Income from operations ...............................           39.0           43.8           33.5
Interest and other income ............................            7.5            4.1          173.2
Interest expense .....................................           (3.2)          (0.5)         925.5
                                                                -----          -----
Income before income taxes ...........................           43.3           47.4           36.8
Income taxes .........................................           13.0           17.0           14.0
                                                                -----          -----
Net income ...........................................           30.3%          30.4%          49.6%
                                                                =====          =====

      NET REVENUES. Net revenues are presented below in six categories: Windows Application Servers, Web Application Servers, Management Services Products, Computing Appliances Products, Microsoft Royalties and Other Revenue. Windows Application Servers revenue represents fees related primarily to the licensing of the Company's MetaFrame product, subscription for product updates and upgrades, and additional user licenses. Web Application Servers revenue represents fees related primarily to the licensing of the Company's MetaFrame for UNIX product and related subscriptions and additional user licenses. Computing Appliances Products revenue consists of license fees and royalties from OEMs who are granted a license to incorporate and/or market the Company's multi-user technologies in their own product offerings. Management Services Products consist of system option products such as Load Balancing Services, Resource Management Services and other options. Microsoft royalties represent fees recognized in connection with the Development Agreement.

      In terms of product mix, the increase in net revenues in the first quarter of 2000 compared to the first quarter of 1999 was primarily attributable to an increase in the volume of shipments of Windows Application Servers, specifically, the MetaFrame product and additional user licenses. To a lesser extent, the increase in net revenues was due to an increase in the volume of shipments of Management Services Products, specifically, Load Balancing Services and Resource Management Services products, as end users continued to implement larger scale MetaFrame solutions, and the introduction of the Web Application Servers, which began shipping in March 2000.

      An analysis of the Company's net revenues by category is presented in the table below:


                                                                  Revenue
                                                                Growth for
                                                                 the Three
                                       Three Months Ended      Months Ended
                                             March 31,        March 31, 2000
                                        ----------------            vs.
                                        2000        1999      March 31, 1999
                                        ----        ----      --------------

   Windows Application Servers .         72%         76%           42.0%
   Web Application Servers .....          3          --               *
   Management Services Products          11           7           139.7
   Computing Appliances Products          1           2            (6.7)
   Microsoft Royalties .........          8          11             0.7
   Other Revenue ...............          5           4           114.0
                                        ----        ---
   Net Revenues ................        100%        100%           49.9
                                        ===         ===

*  Not meaningful.

         INTERNATIONAL AND SEGMENT REVENUES. International revenues (sales outside of the United States) accounted for approximately 39% of net revenues for the three months ended March 31, 2000 and March 31, 1999. See Note 6 to the Company's Condensed Consolidated Financial Statements appearing in this report. The increase in international revenues was primarily due to the Company's increased sales and marketing efforts in Europe and Asia.

     An analysis of net revenues by operating segment is presented in the table below:


                                                               Revenue
                                                             Growth for
                                                              the Three
                                    Three Months Ended      Months Ended
                                          March 31,        March 31, 2000
                                     ----------------            vs.
                                     2000        1999      March 31, 1999
                                     ----        ----      --------------

   Americas........................   52%          47%          65.1%
   EMEA............................   34           33           56.0
   Asia Pacific....................    4            6            3.3
   Other (1).......................   10           14            2.5
                                     ---          ---
   Consolidated net revenues.......  100%         100%          49.9
                                     ===          ===

(1) Primarily represents royalty fees earned in connection with the Development Agreement and OEM revenue.

      In terms of operating segments, the increase in net revenues in the first quarter of 2000 compared to the first quarter of 1999 was primarily attributable to continued demand for Citrix products in the Americas and Europe, Middle East and Africa ("EMEA") regions and larger scale MetaFrame implementations in these regions. The EMEA revenue increase is also due to greater sales and marketing efforts in Europe and the opening and expansion of additional sales offices in that region. Other revenue has remained relatively stable, from the first quarter of 1999 to the first quarter of 2000, but has decreased as a percentage of net revenues due to the growth of the other segments.

      The Company expects to continue investing in international markets and expanding its international operations by establishing additional foreign operations, hiring personnel, expanding its international sales force and continuing to add third party channel partners.

      COST OF REVENUES. Cost of revenues consists primarily of the cost of royalties, product media and duplication, manuals, packaging materials and shipping expense. All development costs incurred in connection with the Development Agreement were expensed as incurred as a separate component of cost of revenues. The Company's cost of revenues excludes amortization of core technology.

      GROSS MARGIN. Gross margin increased in the first quarter of 2000 compared to the first quarter of 1999 primarily due to higher sales volumes of the MetaFrame product line and additional user licenses compared to sales of the WinFrame product line since the MetaFrame product line has a relatively high gross margin contribution as it bears no royalties. To a lesser extent, the increase in gross margin was attributable to higher sales volumes of Management Services Products, particularly Load Management Services, and the introduction of Web Application Servers both of which have relatively high gross margins. The Company anticipates gross margin as a percentage of net revenues will decrease as the Company increases its consulting services offering which has a lower gross profit margin.

      RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consisted primarily of personnel-related costs. To date, all internal software development costs have been expensed as incurred. The increase in research and development expenses resulted primarily from additional staffing, associated salaries and related expenses required to expand and enhance the Company's product lines. All development costs included in the research and development of software products and enhancements to existing products have been expensed as incurred except for certain intangible assets related to certain acquisitions and licensing arrangements.

      SALES, MARKETING AND SUPPORT EXPENSES. The increase in sales, marketing and support expenses resulted primarily from increased corporate branding and advertising activities related to specific product lines. The increase was also due to higher headcount levels of sales, services and marketing staff and associated salaries, commissions and related expenses in order to increase the Company's sales, consulting and marketing efforts.

      GENERAL AND ADMINISTRATIVE EXPENSES. The increase in general and administrative expenses is primarily due to increased expenses associated with additional staff, associated salaries and related expenses necessary to support overall increases in the scope of the Company's operations.

      AMORTIZATION OF INTANGIBLE ASSETS. The increase in amortization of goodwill and identifiable intangible assets is primarily due to the acquisition of ViewSoft, Inc. ("ViewSoft") in July 1999 and Innovex in February 2000 which resulted in additional goodwill and identifiable intangible assets of $31.1 million and $26.7 million, respectively. As of March 31, 2000, the Company had net goodwill and identifiable intangible assets of $84.1 million associated with these and other transactions which will be fully amortized over the next three to four years. The Company anticipates that amortization of goodwill and identifiable intangible assets will increase as the Company continues its acquisition efforts.

      IN-PROCESS RESEARCH AND DEVELOPMENT. In connection with the acquisition of certain in-process software technologies from ViewSoft, the Company allocated $2.3 million of the purchase price to in-process research and development ("IPR&D"). During 1998, the Company completed acquisitions of certain in-process software technologies in which it allocated a portion of the purchase price to IPR&D. The Company allocated $10.7 million and $2.4 million for IPR&D related to the APM Ltd ("APM") and VDOnet Corporation, Ltd ("VDOnet") acquisitions, respectively.

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

      A description of the in-process research and development and the estimates made by the Company for APM, VDOnet, and ViewSoft is summarized below. After the acquisition of each technology, the Company has continued the development of these in-process projects. The updated status of completion for each project is set forth in the table below.

APM

      The in-process research and development acquired in the APM acquisition consisted primarily of one significant research and development project. The project is a Windows NT-based application server which runs Java applications. At the date of the acquisition, APM was shipping a Java application server solution that allowed an enterprise user to access Java-applets from the Internet and execute these applets outside the corporate firewall in a server-based computing configuration in a fashion that was transparent to the enterprise user. APM was in the process of modifying its software product to incorporate changes necessary for it to interface with Java 2.0, which was a major new release that included significant rewrites to the Java desktop. Following the acquisition, the Company planned on continuing the process of incorporating changes necessary to interface with Java 2.0, and in addition, planned on further developing the software product into an application server for Java 2.0 that would operate in a MetaFrame server environment.

      The remaining efforts to complete the project are primarily the continuing incorporation of changes necessary to interface with Java 2.0 and the utilization of acquired technology to develop an application server for Java that will operate in a MetaFrame server environment. The research and development risks associated with this project relate primarily to updating the acquired technology to be compatible with Sun Microsystems' Java 2.0 application, integrating and porting such technology into a variety of server-based computing architectures.

VDONET

      The in-process research and development acquired in the VDOnet acquisition consisted primarily of one significant research and development project, ICA Video Services. This project allows video applications and applications containing video to be viewed on an ICA client, and is targeted for the server-based computing market. At the date of the acquisition, VDOnet was shipping a client server video streaming product that was not operational in a Windows NT or in a MetaFrame environment. VDOnet was in the process of modifying its software to be operational in a Windows NT environment. In addition, VDOnet was developing enhancements that would provide for a live camera feed and multicast, which is intended to direct a video stream to multiple client devices simultaneously. Following the acquisition, the Company continued the process of modifying the VDOnet software to be operational in a Windows NT environment and is continuing the development of enhancements that would provide for live camera feed and multicast. In addition, the Company plans on further developing the software to be operational in a MetaFrame environment.

      The remaining efforts to complete the project are primarily the continuing modification of the VDOnet software to be operational in a Windows NT environment and the continuation of enhancements that provide for live camera feed and multicast functionality and the utilization of acquired technology to develop a video server that is operational in a MetaFrame server environment. The research and development risks associated with this project relate primarily to integrating this product into the server-based computing environment.

VIEWSOFT

      The in-process research and development acquired in the ViewSoft acquisition consisted primarily of one significant research and development project, ViewSoft Internet 4.0. This project enables multi-tier, Web-based application development and deployment. At the date of the valuation, ViewSoft was in development with this product. The product was intended to operate in the multi-tier web application market and was not intended to operate in a MetaFrame environment.

      The remaining efforts to complete the project relate primarily to on-going stress testing and, to a lesser extent, bug fixes and documentation. The research and development risks associated with this project relate primarily to potential design flaws revealed during testing.

      The actual and estimated costs to complete and completion dates of the in-process and core technology acquired for each acquisition are as follows:


                                                    APM                  VDOnet                ViewSoft
                                              -----------------    -------------------     ----------------
                                                            (dollar amounts in thousands)

Date Acquired...........................         June 1998             July 1998              July 1999
Cost Incurred to Date...................           $4,200                $4,180                 $1,990
Estimated Cost to Complete..............              770                   630                  1,800
                                              -----------------    -------------------     -----------------
Total Estimated Project Cost............           $4,970                $4,810                 $3,790
                                              =================    ===================     =================

Estimated Cost to Complete at Date of
Valuation...............................           $4,000                $ 200                  $ 660
                                              =================    ===================     =================

Estimated Completion Date at Date of          First Quarter        Second Quarter of       Fourth Quarter
Valuation...............................      of 1999              1999                    of 1999

Current Estimated Completion  Date......      Third Quarter        Third Quarter of        Third Quarter
                                              of 2000              2000                    of 2000


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

      INTEREST AND OTHER INCOME. The increase in interest and other income for the three months ended March 31, 2000 was primarily due to interest earned on the invested net proceeds from the issuance of the zero coupon convertible subordinated debentures in March 1999. The Company may acquire or make investments in companies it believes are related to its strategic objectives. Such investments will reduce the Company's cash and/or investment balances and therefore may reduce interest income.

      INTEREST EXPENSE. The increase in interest expense for the three months ended March 31, 2000 was primarily due to interest related to the zero coupon convertible subordinated debentures issued in March 1999.

      INCOME TAXES. The Company's effective tax rate amounted to 30% for the three months ended March 31, 2000 and 36% for the three months ended March 31, 1999. In July 1999, the Company changed its organizational structure whereby it moved certain operational and administrative processes to overseas subsidiaries. The restructuring resulted in foreign earnings being taxed at lower foreign tax rates. These earnings will be permanently reinvested overseas in order to fund the Company's growth in overseas markets.

LIQUIDITY AND CAPITAL RESOURCES

      During the three months ended March 31, 2000, the Company generated positive operating cash flows of approximately $49.9 million. Cash provided by operating activities related primarily to tax benefits from the exercise of non-statutory stock options and disqualified dispositions of incentive stock options of $63.7 million, net income of $38.5 million, an increase of $17.5 million in accounts payable and other accrued expenses due to increased accrued taxes and increased expenses resulting from higher levels of operating activity, and depreciation and amortization of $10.8 million. These cash inflows were partially offset by an increase in prepaid taxes of $59.2 million primarily due to a receivable from estimated tax payments in excess of the tax liability and an increase in accounts receivable of $25.8 million due to higher revenue levels. Cash used in investing activities of $39.2 million related primarily to the purchase of investments of $56.1 million and net cash paid for the acquisition of Innovex of $28.1 million. This cash outflow was partially offset by cash inflows from the sale of investments of approximately $53.7 million. Cash provided by financing activities of $38.4 million related primarily to proceeds from the issuance of common stock under the Company's stock option plan.

      As of March 31, 2000, the Company had approximately $825.4 million in cash and investments and $562.6 million of working capital. The Company's cash and cash equivalents are invested in investment grade, highly liquid securities to minimize interest rate risk and allow for flexibility in the event of immediate cash needs. At March 31, 2000, the Company had approximately $83.0 million in accounts receivable, net of allowances, and $119.6 million of deferred revenues, of which the Company anticipates $75.6 million will be earned over the next twelve months.

      On April 15, 1999, the Board of Directors approved a stock repurchase program authorizing the repurchase of up to $200 million of the Company's common stock. Purchases will be made from time to time in the open market and paid out of general corporate funds. As of March 31, 2000, none of the Company's outstanding common stock had been repurchased under this program.

      In February 2000, the Company completed its acquisition of all of the operating assets of Innovex for approximately $47.8 million, of which $28.7 million was paid in cash at the closing date and the balance is payable, in equal installments, 18 and 24 months after the closing date, contingent upon future events.

      The Company believes existing cash and investments together with cash flow expected from operations will be sufficient to meet operating and capital expenditures requirements through 2000. The Company may from time to time seek to raise additional funds through public or private financing. The Company may also acquire or make investments in companies it believes are related to its strategic objectives. Such investments will reduce the Company's available working capital.

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


OUR SUCCESS IS SUBSTANTIALLY DEPENDENT UPON OUR STRATEGIC RELATIONSHIP WITH MICROSOFT

      Microsoft is the leading provider of desktop operating systems. We depend upon the license of key technology from Microsoft, including certain source and object code licenses, and technical support. We also depend upon our strategic alliance agreement with Microsoft pursuant to which Citrix and Microsoft have agreed to cooperate to develop advanced operating systems. Our relationship with Microsoft is subject to the following risks and uncertainties:

      o COMPETITION WITH MICROSOFT. NT Terminal Server is, and future product offerings by Microsoft may be, competitive with our current MetaFrame products, and any future product offerings by Citrix.

      o EXPIRATION OF MICROSOFT'S ENDORSEMENT OF THE ICA PROTOCOl. Microsoft's obligation to endorse only our ICA protocol as the preferred method to provide multi-user Windows access for devices other than Windows clients expired in November 1999. Microsoft may now market or endorse other methods to provide multi-user Windows access to non-Windows client devices.

      o DEPENDENCE ON MICROSOFT FOR COMMERCIALIZATION. Our ability to successfully commercialize our MetaFrame product depends on Microsoft's ability to market NT Terminal Server products. We do not have control over Microsoft's distributors and resellers and, to our knowledge, Microsoft's distributors and resellers are not obligated to purchase products from Microsoft.

      o PRODUCT RELEASE DELAYS. There may be delays in the release and shipment of future versions of NT Terminal Server.

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


THE SUCCESS OF OUR BUSINESS ALSO DEPENDS UPON OUR STRATEGIC RELATIONSHIPS WITH PARTIES OTHER THAN MICROSOFT

      In addition to our relationship with Microsoft, we have strategic relationships with IBM, Compaq, Hewlett Packard and others. We depend upon our strategic partners to successfully market and promote the use of the Company's products and incorporate our technology into their products and to market and sell such products. If we are unable to maintain our current strategic relationships or develop additional strategic relationships, or if any of our key strategic partners are unsuccessful in incorporating our technology into their products or marketing or selling such products, our business, operating results and financial condition could be materially adversely affected.


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

      In addition, alternative products exist for Internet commerce that directly or indirectly compete with our products. Existing or new products that extend website software to provide database access or interactive computing could materially impact our ability to sell our products in this market. As markets for our products continue to develop, additional companies, including companies with significant market presence in the computer hardware, software and networking industries, may enter the markets in which we compete and further intensify competition. Finally, although we believe that price has historically been a less significant competitive factor than product performance, reliability and functionality, we believe that price competition may become more significant in the future. We may not be able to maintain our historic prices, and any inability to do so could adversely affect our business, results of operations and financial condition.

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

FAILURE TO PROPERLY MANAGE OUR GROWTH COULD ADVERSELY AFFECT OUR BUSINESS

      We have recently experienced rapid growth in the scope of our operations, the number of our employees and the geographic area of our operations. In addition, we have recently completed certain acquisitions. Such growth and assimilation of operations and personnel of such acquired companies has placed and may continue to place a significant strain on our managerial, operational and financial resources. We believe we have made adequate allowances for the costs and risks associated with these expansions. However, our systems, procedures or controls may not be adequate to support our current or future operations. In addition, we may not be able to effectively manage this expansion and still achieve the rapid execution necessary to fully exploit the market opportunity for our products and services in a timely and cost-effective manner. Our future operating results will also depend on our ability to manage our expanding product line, expand our sales and marketing organizations and expand our support organization commensurate with the increasing base of our installed product. Our failure to properly manage our growth could adversely affect our business, operating results and financial condition.

      We plan to increase our professional staff during 2000 as we implement sales, marketing and support and product developments efforts, as well as associated administrative systems, to support planned growth. As a result of this planned growth in the size of our staff, we believe that we will require additional facilities during 2000. Although we believe that the cost of such additional facilities will not significantly impact our financial position or results of operations, we anticipate that operating expenses will increase during 2000 as a result of our planned growth in staff. Such an increase in operating expenses may reduce our income from operations and cash flows from operating activities.


OUR SUCCESS DEPENDS UPON OUR ABILITY TO PROTECT OUR PROPRIETARY TECHNOLOGY

      We rely primarily on a combination of copyright, trademark and trade secret laws, as well as confidentiality procedures and contractual provisions, to protect our proprietary rights. Our efforts to protect our proprietary technology rights may not be successful. The loss of any material trade secret, trademark, tradename or copyright could have a material adverse effect on us. Despite our precautions, it may be possible for unauthorized third parties to copy certain portions of our products or to obtain and use information regarded as proprietary. A significant portion of our sales are derived from the licensing of our products under "shrink wrap" license agreements that are not signed by licensees and, therefore, may be unenforceable under the laws of certain jurisdictions. In addition, our ability to protect our proprietary rights may be affected by the following:

      o Differences in International Law. The laws of some foreign countries do not protect our intellectual property to the same extent as do the laws of the United States and Canada.

      o Third Party Infringement Claims. Third parties may assert infringement claims against us in the future. This may result in costly litigation or require us to obtain a license to intellectual property rights of such third parties. Such licenses may not be available on reasonable terms or at all.

IF WE FAIL TO INTRODUCE NEW PRODUCTS AND ENHANCE OUR EXISTING PRODUCTS TO KEEP UP WITH RAPID TECHNOLOGICAL CHANGE, DEMAND FOR OUR PRODUCTS MAY DECLINE

      The markets for our products are relatively new and are characterized by:

      o   rapid technological change;

      o   evolving industry standards;

      o   changes in customer requirements; and

      o frequent new product introductions and enhancements, including enhancements to certain key technology licensed from Microsoft.

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

     We may need to hire additional personnel to develop new products, product enhancements and technologies and to fulfill our responsibilities under the terms of the Development Agreement. If we are unable to add staff and resources, future enhancement and additional features to our existing or future products may be delayed, which may have a material adverse effect on our business, results of operations and financial condition.

IF OUR PRODUCTS CONTAIN ERRORS, THEY MAY BE COSTLY TO CORRECT, REVENUE MAY BE DELAYED, WE COULD GET SUED AND OUR REPUTATION COULD BE HARMED

     Despite significant testing by us and by current and potential customers, new products may contain errors after commencement of commercial shipments. Additionally, our products depend upon certain third party products which may contain defects and could reduce the performance of our products or render them useless. Since our products are often used in mission-critical applications, errors in our products or the products of third parties upon which our products rely could give rise to warranty or other claims by our customers. The occurrence or discovery of these types of errors or failures could have a material adverse effect on our business, operating results and financial condition.

OUR SUCCESS DEPENDS ON OUR ABILITY TO EXPAND AND MANAGE DISTRIBUTION CHANNELS AND MAJOR DISTRIBUTORS

     We rely significantly on independent distributors and resellers for the marketing and distribution of our products. We do not control our distributors and resellers. Additionally, our distributors and resellers are not obligated to purchase products from us and may also represent other lines of products.

OUR SUCCESS DEPENDS UPON OUR ABILITY TO EXPAND OUR DISTRIBUTION CHANNELS

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

OUR SUCCESS DEPENDS UPON OUR ABILITY TO ATTRACT LARGE ENTERPRISE CUSTOMERS

     We intend to attract and service large enterprise customers by expanding our direct sales force and offering consulting services. Our inability to attract large enterprise customers could have a material adverse effect on our business, operating results and financial condition. Additionally, large enterprise customers usually request special pricing and generally have longer sales cycles which could negatively impact our revenues. Further, as we attempt to attract large enterprise customers, we may need to increase corporate branding activities which will increase our operating expenses, but may not proportionally increase our operating revenues.

OUR SUCCESS DEPENDS UPON BROAD-BASED ACCEPTANCE OF INTERNET-BASED BUSINESS SOFTWARE SOLUTIONS

     We intend to leverage our relationships with application service providers ("ASP") to encourage them to use our products in providing their solutions to end users. The ASP market is in its nascent stage of development but is evolving quickly. We cannot predict when or if the ASP market will fully evolve into a commercially viable market. We are currently investing, and intend to continue to invest, significant resources to develop these channels, which could reduce our profits.

IF OUR GROWTH RATE DOES NOT CONTINUE OUR FINANCIAL CONDITION COULD BE AFFECTED

     Our revenue growth rate in 2000 may not approach the levels attained in recent years. To the extent our revenue growth continues, we believe that our cost of revenues and certain operating expenses will also increase. A significant portion of our expenses, such as employee compensation and rent, are relatively fixed in the short term. Moreover, our expense levels are based, in part, on our expectations regarding future revenue levels. Our income from operations and cash flows from operating and investing activities may decrease as a percentage of revenues in 2000.


OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE

     Our quarterly operating results have in the past varied and may in the future vary significantly depending on a number of factors, including:

      o   the success of our MetaFrame products;

      o   the effects of acquisitions or licenses of additional technology;

      o   the size, timing and recognition of revenue from significant orders;

      o   increased competition;

      o changes in our pricing policies or those of our competitors, including Microsoft;

      o   new product introductions or enhancements by competitors;

      o delays in the introduction of products or product enhancements by us or our competitors;

      o   customer order deferrals in anticipation of upgrades and new products;

      o   market acceptance of new products and technologies offered by us;

      o changes in operating expenses, including for the addition of personnel;

      o   foreign currency exchange rates; and

      o   general economic conditions.

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

OUR SUCCESS DEPENDS ON OUR ABILITY TO EXPAND AND MANAGE OUR INTERNATIONAL OPERATIONS

     Our continued growth and profitability will require further expansion of our international operations. To successfully expand international sales, we must establish additional foreign operations, hire additional personnel and recruit additional international resellers. Such international operations are subject to certain risks, such as:

      o   difficulties in staffing and managing foreign operations;

      o   fluctuations in foreign currency exchange rates;

      o   compliance with foreign regulatory and market requirements;

      o   variability of foreign economic and political conditions;

      o changing restrictions imposed by regulatory requirements, tariffs or other trade barriers or by United States export laws;

      o costs of localizing products and marketing such products in foreign countries;

      o   longer accounts receivable payment cycles;

      o potentially adverse tax consequences, including restrictions on repatriation of earnings;

      o   difficulties in protecting intellectual property; and

      o   burdens of complying with a wide variety of foreign laws.

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

     The Company does not use derivative financial instruments for speculative or trading purposes. The Company maintains a non-trading investment portfolio of investment grade, highly liquid, debt securities which limits the amount of credit exposure to any one issue, issuer, or type of instrument. The securities in the Company's investment portfolio are not leveraged and are generally classified as available-for-sale and therefore are subject to interest rate risk. The Company does not currently hedge interest rate exposure. The modeling technique used measures the change in fair values arising from an immediate hypothetical shift in market interest rates and assumes ending fair values include principal plus accrued interest, dividends and reinvestment income. If market interest rates were to increase by 100 basis points from December 31, 1999 levels, the fair value of the portfolio would decline by approximately $4.5 million. If market interest rates were to increase by 100 basis points from March 31, 2000 levels, the fair value of the portfolio would decline by approximately $4.9 million.

                           PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits, which are filed with this report as set forth on the Exhibit Index appearing on page 28 of this report, are incorporated herein by this reference.

(b) There were no reports on Form 8-K filed by the Company during the first quarter of 2000.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 12th day of May 2000.


                                CITRIX SYSTEMS, INC.




                                By: /s/ MARK B. TEMPLETON
                                    --------------------------------------------
                                    Mark B. Templeton
                                    President, Chief Executive Officer and
                                    Director (Principal Executive Officer)



                                By: /s/ JOHN P. CUNNINGHAM
                                    --------------------------------------------
                                    John P. Cunningham
                                    Chief Financial Officer and Senior
                                    Vice-President of Finance and Administration
                                    (Principal Financial Officer)



                                By: /s/ DAVID D. URBANI
                                    --------------------------------------------
                                    David D. Urbani
                                    Vice-President, Corporate Controller
                                    (Principal Accounting Officer)

                                  EXHIBIT INDEX



     27.1         Financial Data Schedule