Form 10-Q
period 2000-06-30
CITRIX SYSTEMS INC
filed 2000-08-11
CIK 877890

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended June 30, 2000

                                      OR

      [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934



           For the transition period from ___________ to ___________.

                         COMMISSION FILE NUMBER 0-27084

                              CITRIX SYSTEMS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                       75-2275152
-------------------------------               ---------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

            6400 N. W. 6TH WAY
         FORT LAUDERDALE, FLORIDA                                       33309
 ----------------------------------------                           ----------
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      As of August 3, 2000 there were 185,721,213 shares of the registrant's Common Stock, $.001 par value per share, outstanding.



===============================================================================

                              CITRIX SYSTEMS, INC.

                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2000

                                    CONTENTS

                                                                               PAGE NUMBER
                                                                               -----------
PART I: FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets:
                           June 30, 2000 and December 31, 1999 ...........             3
                  Condensed Consolidated Statements of Income:
                           Three Months and Six Months ended June 30, 2000
                           and 1999 ......................................             5
                  Condensed Consolidated Statements of Cash Flows:
                           Six Months Ended June 30, 2000 and 1999 .......             6
                  Notes to Condensed Consolidated Financial Statements ...             7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations .......................................            13

Item 3.  Qualitative & Quantitative Disclosure about Market Risk .........            27

PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings ...............................................            28

Item 4.  Submission of Matters to a Vote of Security Holders .............            28

Item 6.  Exhibits and Reports on Form 8-K ................................            29

Signatures ...............................................................            30

Exhibit Index ............................................................            31

Exhibit 3, 4

Exhibit 10.1

Exhibit 10.2

Exhibit 27


                          PART I: FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              CITRIX SYSTEMS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                            JUNE 30,       DECEMBER 31,
                                                                              2000             1999
                                                                          ---------------------------------
                                                                                 (IN THOUSANDS)
ASSETS
Current assets:
   Cash and cash equivalents .........................................      $  350,960      $  216,116
   Short-term investments ............................................         276,065         221,978
   Accounts receivable, net of allowances of $8,181 and $8,242 at
     June 30, 2000 and December 31, 1999, respectively ...............          57,282          55,327
   Inventories .......................................................           8,840           7,731
   Prepaid taxes .....................................................          62,688          30,394
   Other prepaid expenses ............................................           6,823           4,970
   Other current assets ..............................................           3,810           7,184
   Current portion of deferred tax assets ............................          27,787          26,544
                                                                            ----------      ----------
Total current assets .................................................         794,255         570,244

Long-term investments ................................................         261,227         325,755
Property and equipment, net ..........................................          42,595          31,530
Intangible assets, net ...............................................          75,432          63,396
Long-term portion of deferred tax assets .............................          30,934          30,197
Other assets, net ....................................................          16,899          16,735
                                                                            ----------      ----------
                                                                            $1,221,342      $1,037,857
                                                                            ==========      ==========



CONTINUED ON FOLLOWING PAGE.

                              CITRIX SYSTEMS, INC.

                                   (Unaudited)

                                                                                   JUNE 30,         DECEMBER 31,
                                                                                     2000               1999
                                                                             --------------------------------------
                                                                                  (IN THOUSANDS, EXCEPT PAR VALUE)

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and other accrued expenses ................................      $    71,019      $    59,988
   Current portion of deferred revenues .......................................           76,813           67,805
   Income taxes payable .......................................................            3,268            9,202
                                                                                     -----------      -----------
Total current liabilities .....................................................          151,100          136,995

Long term portion of deferred revenues ........................................           34,099           53,912
Convertible subordinated debentures ...........................................          322,044          313,880

Stockholders' equity:
   Preferred stock at $.01 par value--5,000,000 shares authorized, none issued and outstanding at June 30, 2000 and December 31, 1999,
        respectively ..........................................................               --               --
   Common stock at $.001 par value: 1,000,000 shares authorized;
        185,995 and 181,093 issued and outstanding at June 30, 2000 and
        December 31, 1999, respectively .......................................              186              181
   Additional paid-in capital .................................................          431,915          309,321
   Retained earnings ..........................................................          279,623          226,105
   Accumulated other comprehensive income (loss) ..............................            2,375           (2,537)
                                                                                     -----------      -----------
Total stockholders' equity ....................................................          714,099          533,070
                                                                                     -----------      -----------
                                                                                     $ 1,221,342      $ 1,037,857
                                                                                     ===========      ===========

SEE ACCOMPANYING NOTES.

                              CITRIX SYSTEMS, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                             THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                  JUNE 30,                            JUNE 30,
                                                      ------------------------------------------------------------------------
                                                            2000              1999             2000              1999
                                                      ------------------------------------------------------------------------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
Revenues:
  Revenues ...................................         $  96,146          $  84,475          $ 213,720          $ 159,641
  Other revenues .............................             9,940              9,940             19,881             19,813
                                                       ---------          ---------          ---------          ---------
   Net revenues ..............................           106,086             94,415            233,601            179,454
                                                       ---------          ---------          ---------          ---------

Cost of revenues:
  Cost of revenues (excluding amortization
    presented separately below) ..............             8,246              2,897             13,212              7,176
  Cost of other revenues .....................               158                204                320                446
                                                       ---------          ---------          ---------          ---------
    Total cost of revenues ...................             8,404              3,101             13,532              7,622
                                                       ---------          ---------          ---------          ---------
Gross margin .................................            97,682             91,314            220,069            171,832
Operating expenses:
   Research and development ..................            12,300              8,913             24,413             17,121
   Sales, marketing and support ..............            45,425             29,291             86,614             53,938
   General and administrative ................            16,213              8,226             28,868             14,957
   Amortization of intangible assets .........             7,842              3,764             14,661              7,542
                                                       ---------          ---------          ---------          ---------
         Total operating expenses ............            81,780             50,194            154,556             93,558
                                                       ---------          ---------          ---------          ---------
Income from operations .......................            15,902             41,120             65,513             78,274
Interest and other income ....................             9,734              6,375             19,330              9,888
Interest expense .............................            (4,246)            (4,081)            (8,389)            (4,485)
                                                       ---------          ---------          ---------          ---------
Income before income taxes ...................            21,390             43,414             76,454             83,677
Income taxes .................................             6,417             15,629             22,936             30,124
                                                       ---------          ---------          ---------          ---------
Net income ...................................         $  14,973          $  27,785          $  53,518          $  53,553
                                                       =========          =========          =========          =========
Earnings per common share:
   Basic earnings per share ..................         $    0.08          $    0.16          $    0.29          $    0.31
                                                       =========          =========          =========          =========
   Weighted average shares outstanding .......           185,356            175,083            184,279            174,039
                                                       =========          =========          =========          =========
Earnings per common share--assuming dilution:
   Diluted earnings per share ................         $    0.07          $    0.15          $    0.26          $    0.28
                                                       =========          =========          =========          =========
   Weighted average shares outstanding .......           203,316            188,981            205,833            188,179
                                                       =========          =========          =========          =========


SEE ACCOMPANYING NOTES

                              CITRIX SYSTEMS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                             SIX MONTHS ENDED
                                                                                                 JUNE 30,
                                                                                     ------------------------------------
                                                                                           2000             1999
                                                                                     ------------------------------------
                                                                                               (IN THOUSANDS)

OPERATING ACTIVITIES
Net income ......................................................................       $  53,518        $  53,553
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization ................................................          23,015           11,238
   Provision for (recovery of) doubtful accounts ................................           1,504              (33)
   Provision for product returns ................................................           9,621           13,135
   Provision for inventory reserves .............................................           3,421              860
   Tax benefit related to the exercise of non-statutory stock options and
     disqualifying dispositions of incentive stock options ......................          72,472            9,490
   Accretion of original issue discount and amortization of financing cost ......           8,311            4,485
    Changes in operating assets and liabilities, net of effects of acquisitions:
       Accounts receivable ......................................................         (11,559)         (24,342)
       Inventories ..............................................................          (4,531)          (4,333)
       Prepaid taxes ............................................................         (32,295)           4,236
       Other prepaid expenses ...................................................           1,602           (2,491)
       Other assets .............................................................            (310)          (6,289)
       Deferred tax assets ......................................................          (1,980)         (17,345)
       Deferred revenues ........................................................         (10,805)           4,713
       Accounts payable and other accrued expenses ..............................          10,695           14,645
       Income taxes payable .....................................................          (5,935)          10,229
                                                                                        ---------        ---------
Net cash provided by operating activities .......................................         116,744           71,751

INVESTING ACTIVITIES
Purchases of investments ........................................................         (90,754)        (354,356)
Proceeds from sale of investments ...............................................         106,105           84,615
Cash paid for acquisitions, net of cash acquired ................................         (28,112)              --
Cash paid for licensing agreement ...............................................              --             (500)
Purchases of property and equipment .............................................         (19,217)          (6,214)
                                                                                        ---------        ---------
Net cash used in investing activities ...........................................         (31,978)        (276,455)

FINANCING ACTIVITIES
Net proceeds from issuance of common stock ......................................          50,127           19,622
Net proceeds from issuance of convertible subordinated debentures ...............              --          292,458
Other ...........................................................................             (49)             (69)
                                                                                        ---------        ---------
Net cash provided by financing activities .......................................          50,078          312,011
                                                                                        ---------        ---------

Increase in cash and cash equivalents ...........................................         134,844          107,307
Cash and cash equivalents at beginning of period ................................         216,116          127,546
                                                                                        ---------        ---------
Cash and cash equivalents at end of period ......................................       $ 350,960        $ 234,853
                                                                                        =========        =========


SEE ACCOMPANYING NOTES.

                              CITRIX SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  JUNE 30, 2000

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

        4.   EARNINGS PER SHARE

       Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options. The shares related to the Company's convertible subordinated debentures were excluded from the computation of diluted earnings per share due to of their antidilutive effect.

       All share and per share data have been retroactively adjusted to reflect the two-for-one stock split in the form of a stock dividend paid on March 25, 1999 to stockholders of record as of March 17, 1999, and the two-for-one stock split in the form of a stock dividend paid on February 16, 2000 to stockholders of record as of January 31, 2000.

       The following table sets forth the computation of basic and diluted earnings per share:

                                                         THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                         ---------------------------   ---------------------------
                                                            2000           1999           2000           1999
                                                          --------       --------       --------       --------
                                                              (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
       Numerator:
         Net income ...............................       $ 14,973       $ 27,785       $ 53,518       $ 53,553
                                                          --------       --------       --------       --------
       Denominator:
         Denominator for basic earnings per share
               - weighted-average shares ..........        185,356        175,083        184,279        174,039
         Effect of dilutive securities:
         Employee stock options ...................         17,960         13,898         21,554         14,140
                                                          --------       --------       --------       --------
         Dilutive potential common shares .........         17,960         13,898         21,554         14,140
                                                          --------       --------       --------       --------
         Denominator for diluted earnings per share
               - weighted-average shares ..........        203,316        188,981        205,833        188,179
                                                          ========       ========       ========       ========

       Basic earnings per share ...................       $   0.08       $   0.16       $   0.29       $   0.31
                                                          ========       ========       ========       ========
       Diluted earnings per share .................       $   0.07       $   0.15       $   0.26       $   0.28
                                                          ========       ========       ========       ========


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

       The acquisition was accounted for as a purchase. The cost in excess of net tangible assets acquired was approximately $26.1 million, of which $9.0 million was allocated to the acquired workforce and $17.1 million was allocated to goodwill. The cost associated with the acquired workforce and goodwill are both being amortized on a straight-line basis over six and four years, respectively. The results of operations of Innovex are included in the Company's results of operations from the date of acquisition. The allocation of the purchase price was based on an independent report. Contingent payments to be made at future dates, if any, will be accounted for as additional purchase price and amortized over the remaining life of the intangible assets acquired.

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

       Net revenues and segment profit, classified by the major geographic areas in which the Company operates, are as follows:

                                              THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                              --------------------------        --------------------------
                                                 2000            1999             2000             1999
                                              ---------        ---------        ---------        ---------
                                                                  (IN THOUSANDS)

Net revenues:
         Americas .....................       $  51,303        $  46,047        $ 117,994        $  86,430
         EMEA(1) ......................          37,582           30,772           81,313           58,796
         Asia Pacific .................           6,055            5,331           11,231           10,341
         Other (2) ....................          11,146           12,265           23,063           23,887
                                              ---------        ---------        ---------        ---------
         Consolidated .................       $ 106,086        $  94,415        $ 233,601        $ 179,454
                                              =========        =========        =========        =========

Segment profit:
         Americas .....................       $  41,546        $  34,410        $  98,310        $  66,182
         EMEA(1) ......................          28,845           24,748           63,895           47,197
         Asia Pacific .................           3,123            3,185            5,714            6,259
         Other (2) ....................          11,146           12,265           23,063           23,887
         Unallocated expenses (3):
             Cost of revenues .........          (8,404)          (3,101)         (13,532)          (7,622)
             Overhead costs ...........         (20,602)         (11,335)         (39,243)         (21,493)
             Research and Development..         (12,300)          (8,913)         (24,413)         (17,121)
             Net interest .............           5,488            2,294           10,941            5,403
             Other corporate expenses .         (27,452)         (10,139)         (48,281)         (19,015)
                                              ---------        ---------        ---------        ---------
Consolidated income before income taxes       $  21,390        $  43,414        $  76,454        $  83,677
                                              =========        =========        =========        =========

       (1)  Europe, Middle East and Africa ("EMEA").

       (2) Primarily represents royalty fees earned in connection with the License, Development and Marketing Agreement with Microsoft and OEM revenue.

       (3) Represents expenses presented to management only on a consolidated basis and not allocated to the geographic operating segments.

Additional information regarding revenue by product line is as follows:

                                           THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                           ---------------------------  --------------------------
                                             2000           1999             2000          1999
                                           --------       --------         --------       --------
                                                              (IN THOUSANDS)

  Revenue:
       Windows Application Servers......   $ 72,870       $ 68,734         $168,373       $133,598
       Management Services Products.....     14,416          9,646           27,897         14,739
       Computing Appliances Products....      1,206          2,202            3,182          4,320
       Microsoft Royalties .............      9,940          9,940           19,881         19,813
       Other Revenue ...................      7,654          3,893           14,268          6,984
                                           --------       --------         --------       --------
       Net Revenues ....................   $106,086       $ 94,415         $233,601       $179,454
                                           ========       ========         ========       ========


7. COMPREHENSIVE INCOME

The components of comprehensive income, net of related taxes, are as follows:

                                                             THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                                             ---------------------------   ----------------------------
                                                               2000             1999             2000            1999
                                                             --------         --------         --------        --------
                                                                                  (IN THOUSANDS)
Net income ..........................................        $ 14,973         $ 27,785         $ 53,518        $ 53,553
Unrealized loss on available-for-sale securities, net          (5,228)          (1,497)           4,912          (1,497)
                                                             --------         --------         --------        --------
Comprehensive income ................................        $  9,745         $ 26,288         $ 58,430        $ 52,056
                                                             ========         ========         ========        ========

8. INCOME TAXES

In July 1999, the Company changed its organizational structure whereby it moved certain operational and administrative processes to overseas subsidiaries. The restructuring resulted in foreign earnings being taxed at lower foreign tax rates. Effective January 1, 2000, these earnings will be permanently reinvested overseas in order to fund the Company's growth in overseas markets. As a result, the Company's effective tax rate was reduced to 30% for the three and six month periods ended June 30, 2000 from 36% for the same periods in the prior year.

9. CONVERTIBLE SUBORDINATED DEBENTURES

In March 1999, the Company completed a private placement of $850.0 million principal amount at maturity of its zero coupon convertible subordinated debentures (the "debentures") due March 22, 2019. The debentures were priced with a yield to maturity of 5.25% and resulted in net proceeds to the Company of approximately $291.9 million, net of original issue discount and net of debt issuance costs of $9.6 million. Except under limited circumstances, no interest will be paid on the debentures prior to maturity. The debentures are convertible at the option of the security holder at any time on or before the maturity date at a conversion rate of 14.0612 shares of the Company's common stock for each $1,000 principal amount at maturity of debentures, subject to adjustment in certain events. The Company may redeem the debentures on or after March 22, 2004. Holders may require the Company to repurchase the debentures, at set redemption prices (equal to the issue price plus accrued original issue discount) beginning on March 22, 2004. Interest expense related to the debentures was $4.2 million and $4.1 million for the three month periods ended June 30, 2000 and 1999, respectively. Interest expense related to the debentures was $8.4 million and $4.5 million for the six month periods ended June 30, 2000 and 1999, respectively. In March and April of 2000, holders of an aggregate face value amount of $200,000 of debentures converted the notes into approximately 2,810 shares of the Company's common stock. The Company made immaterial payments in connection with these conversions.

10.  OTHER REVENUES

In May 1997, the Company entered into an agreement, as amended (the "Agreement"), with Microsoft Corporation ("Microsoft"), which provides for the licensing of certain of the Company's multi-user software enhancements and for the cooperation between the parties for the development of certain future software. At the time of the agreement, Microsoft held in excess of 5% of the Company's outstanding common stock and also had a representative on the Company's Board of Directors. Microsoft is no longer a significant shareholder and no longer has Board representation. Amounts arising from the Agreement are designated as other revenue. Deferred revenue at June 30, 2000 and December 31, 1999 includes $73.9 million and $93.8 million, respectively, related to this agreement which is being recognized ratably over the five year term of the Agreement, which began in May 1997.

11. STOCK REPURCHASE PROGRAM

On April 15, 1999, the Board of Directors approved a stock repurchase program authorizing the repurchase of up to $200 million of the Company's common stock. Purchases, if any, will be made from time to time in the open market and paid out of general corporate funds. As of June 30, 2000, none of the Company's outstanding common stock had been repurchased under this program. As of August 8, 2000, the Company purchased 1,050,000 shares of outstanding common stock on the open market at an average price $15.12 per share.

On August 8, 2000, the Company entered into an agreement with a counterparty in a private transaction to purchase up to 5.8 million shares of the Company's common stock at various times through the third quarter of 2002. Pursuant to the terms of the agreement, $100 million will be paid to the counterparty in August 2000. The ultimate number of shares repurchased will depend on market conditions. Shares received under the agreement will be recorded as treasury stock.

12. LEGAL PROCEEDINGS

In June 2000, the Company and certain of its officers and directors were named as defendants in several securities class action lawsuits filed in the United States District Court for the Southern District of Florida. These actions, which were filed on behalf of purchasers of the Company's common stock during the period October 20, 1999 to June 9, 2000, generally allege that, during the class period, the defendants made misstatements to the investing public about the Company's financial condition and prospects. The complaints seek unspecified damages. The Company believes the plaintiffs' claims lack merit and intends to vigorously defend the lawsuits.

13. RECLASSIFICATIONS

Certain reclassifications have been made for consistent presentation.

14. RECENT ACCOUNTING PRONOUNCEMENTS

In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement 133. The Statement defers the effective date of SFAS 133 to fiscal 2001. Management is evaluating SFAS 133 and does not believe that adoption of the Statement will have a material impact on its financial statements.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes the requirements that must be met in order to recognize revenue and provides guidance for disclosure of revenue recognition policies. In June 2000, the SEC issued SAB No. 101B which delays the implementation date of SAB 101 until no later than the fourth quarter of fiscal

2000. The Company does not expect the adoption of SAB 101 to have a material effect on its financial position or results of operation.

In March 2000, the FASB issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB Opinion No. 25 ("APB 25"). FIN 44 clarifies the application of APB 25 with respect to: the definition of an employee for the purposes of applying APB 25, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequences of various modifications to the terms of a previously fixed stock option or awards, and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The Company does not expect the adoption of FIN 44 to have a material effect of its financial position or results of operation.

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

      On May 9, 1997, the Company and Microsoft entered into a License, Development and Marketing Agreement, as amended (the "Development Agreement"), which provides for the licensing to Microsoft of certain of the Company's multi-user software enhancements to Microsoft's Windows NT Server and for the cooperation between the parties for the development of certain future multi-user versions of Microsoft Windows NT Server, including Microsoft Windows NT Server, Terminal Server Edition and Microsoft Windows 2000 (collectively, "NT Server"). As a result of the Development Agreement, the Company continues to support the Microsoft Windows NT platform, but the MetaFrame products and later releases will no longer directly incorporate Windows NT technology. The Company plans to continue developing enhancements to its MetaFrame product line and expects that this product and associated options will constitute a majority of its revenues for the foreseeable future.

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

      The following discussion relating to the individual financial statement captions, the Company's overall financial performance, operations and financial position should be read in conjunction with the factors and events described in "OVERVIEW" and "CERTAIN FACTORS WHICH MAY AFFECT FUTURE RESULTS" which may impact the Company's future performance and financial position.

RESULTS OF OPERATIONS

     The following table sets forth statement of income data of the Company expressed as a percentage of net revenues and as a percentage of change from period-to-period for the periods indicated.


                                                                                               INCREASE/(DECREASE) FOR THE
                                                                                               THREE MONTHS     SIX MONTHS
                                           THREE MONTHS ENDED          SIX MONTHS ENDED           ENDED          ENDED
                                                JUNE 30,                   JUNE 30,           JUNE 30, 2000  JUNE 30, 2000
                                           -----------------         -------------------           VS.             VS.
                                           2000         1999          2000          1999      JUNE 30, 1999  JUNE 30, 1999
                                           ----         ----          ----          ----      -------------  -------------

Net revenues .......................       100.0%        100.0%        100.0%        100.0%         12.4%         30.2%
Cost of revenues (excluding
    amortization presented
     separately below) .............         7.9           3.3           5.8           4.3         171.0          77.5
                                          ------        ------        ------        ------
Gross margin .......................        92.1          96.7          94.2          95.7           7.0          28.1
Operating expenses:
   Research and development ........        11.6           9.4          10.5           9.5          38.0          42.6
   Sales, marketing and support ....        42.8          31.0          37.1          30.2          55.1          60.6
   General and administrative ......        15.3           8.7          12.3           8.2          97.1          93.0
   Amortization of intangible assets         7.4           4.0           6.3           4.2         108.3          94.4
                                          ------        ------        ------        ------
     Total operating expenses ......        77.1          53.1          66.2          52.1          62.9          65.2
                                          ------        ------        ------        ------
Income from operations .............        15.0          43.6          28.0          43.6         (61.3)        (16.3)
Interest and other income ..........         9.2           6.8           8.3           5.5          52.7          95.5
Interest expense ...................        (4.0)         (4.3)         (3.6)         (2.5)          4.0          87.0
                                          ------        ------        ------        ------
Income before income taxes .........        20.2          46.1          32.7          46.6         (50.7)         (8.6)
Income taxes .......................         6.1          16.6           9.8          16.8         (58.9)        (23.9)
                                          ------        ------        ------        ------
Net income .........................        14.1%         29.5%         22.9%         29.8%        (46.1)%        (0.1)%
                                          ======        ======        ======        ======


      NET REVENUES. Net revenues are presented below in five categories: Windows Application Servers, Management Services Products, Computing Appliances Products, Microsoft Royalties and Other Revenue. Windows Application Servers revenue represents fees related primarily to the licensing of the Company's MetaFrame product, subscription for product updates and upgrades and additional user licenses. Computing Appliances Products revenue consists of license fees and royalties from OEMs who are granted a license to incorporate and/or market the Company's multi-user technologies in their own product offerings. Management Services Products consist of system option products such as Load Balancing Services, Resource Management Services and other options. Microsoft royalties represent fees recognized in connection with the Development Agreement.

      With respect to product mix, the increase in net revenues for the three months ended June 30, 2000 compared to the three months ended June 30, 1999 was primarily attributable to an increase in the volume of shipments of Management Services Products and an increase in Windows Application Servers revenue which was due to an increase in the number of MetaFrame licenses sold. The increase in Windows Application Servers revenue was partially offset by a decrease in revenue from the WinFrame product line. The increase in net revenues was also due to an increase in other revenue due mainly to customer support revenue. The Company anticipates Management Services Products will continue to account for an increasing percentage of net revenues.

      The increase in net revenues for the six months ended June 30, 2000 compared to the six months ended June 30, 1999 was primarily attributable to an increase in Windows Application Servers revenue due primarily to an increase in the number of MetaFrame licenses sold. To a lesser extent, the increase in net revenues was due to an increase in the volume of shipments of Management Services Products, specifically, Load Balancing Services and Resource Management Services Products.

      An analysis of the Company's net revenues by product line is presented in the table below:

                                                                                                   INCREASE/(DECREASE) FOR THE
                                                                                                  THREE MONTHS      SIX MONTHS
                                           THREE MONTHS ENDED            SIX MONTHS ENDED            ENDED             ENDED
                                                JUNE 30.                     JUNE 30,            JUNE 30, 2000     JUNE 30, 2000
                                          -------------------          -------------------            VS.               VS.
                                          2000          1999           2000           1999       JUNE 30, 1999     JUNE 30, 1999
                                          ----          ----           ----           ----       -------------     -------------
Windows Application Servers..            69%            73%            72%            75%             6%             26%
Management Services Products.            14             10             12              8             49              89
Computing Appliances Products             1              2              1              2            (45)            (26)
Microsoft royalties .........             9             11              9             11             --              --
Other revenue ...............             7              4              6              4             97             104
                                        ---            ---           ----           ----
Net revenues ................           100%           100%           100%           100%            12%             30%


      SEGMENT REVENUES. The increase in net revenues by operating segment was primarily due to the Company's increased sales and marketing efforts in Europe, Middle East and Africa ("EMEA") and in the Americas however, revenue by operating segment as a percentage of net revenues remained relatively constant for the three and six month periods ended June 30, 2000 compared to the same periods in 1999.

     An analysis of net revenues by operating segment is presented in the table below:


                                                                                        INCREASE/(DECREASE) FOR THE
                                                                                       THREE MONTHS      SIX MONTHS
                                THREE MONTHS ENDED            SIX MONTHS ENDED            ENDED             ENDED
                                     JUNE 30,                     JUNE 30,            JUNE 30, 2000     JUNE 30, 2000
                               ------------------           -------------------            VS.               VS.
                               2000          1999           2000           1999       JUNE 30, 1999     JUNE 30, 1999
                               ----          ----           ----           ----       -------------     -------------
      Americas ............    48%             49%             50%             48%             11%              37%
      EMEA ................    35              33              35              33              22               38
      Asia Pacific.........     6               5               5               6              14                9
      Other (1) ...........    11              13              10              13              (9)              (3)
                              ---             ---             ---             ---
      Net revenues.........   100%            100%            100%            100%             12%              30%

       (1) Primarily represents royalty fees earned in connection with the Development Agreement and OEM revenue.

      With respect to operating segments, the increase in net revenues for the three and six months ended June 30, 2000 was primarily attributable to continued demand for Citrix products in the Americas and EMEA regions and larger scale MetaFrame implementations in these regions. Other revenue has remained relatively stable, from the second quarter of 1999 to the second quarter of 2000, but has decreased as a percentage of net revenues due to the growth of the other segments.

      The Company expects to continue investing in international markets and expanding its international operations by establishing additional foreign operations, hiring personnel, expanding its international sales force and continuing to add third party channel partners.

      COST OF REVENUES. Cost of revenues consists primarily of the cost of royalties, product media and duplication, manuals, packaging materials and shipping expense. All development costs incurred in connection with the Development Agreement were expensed as incurred as a separate component of cost of revenues. The Company's cost of revenues excludes amortization of core technology. Cost of revenues also consists of compensation and other personnel-related costs for consulting services.

      GROSS MARGIN. Gross margin decreased for the three and six months ended June 30, 2000 primarily due to a reserve for obsolete inventory. To a lesser extent, the decrease in gross margin was attributable to costs associated with the Innovex acquisition as the consultants obtained in that acquisition are not yet fully integrated into the Company's consulting services business. The Company anticipates gross margin as a percentage of net revenues will increase from current levels but will remain below historical levels as the Company increases its consulting services offering which has a lower gross profit margin than that associated with the sale of software licenses.

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

      SALES, MARKETING AND SUPPORT EXPENSES. The increase in sales, marketing and support expenses for the three and six months ended June 30, 2000 resulted primarily from increased advertising and corporate branding and marketing activities directed at customer and business partner acquisition and retention. The increase was also due to higher headcount levels of sales, services and marketing staff and associated salaries, commissions and related expenses in order to increase the Company's sales, consulting and marketing efforts.

      GENERAL AND ADMINISTRATIVE EXPENSES. The increase in general and administrative expenses for the three and six months ended June 30, 2000 was primarily due to increased expenses associated with additional staff, associated salaries and related expenses necessary to support overall increases in the scope and geographical diversity of the Company's operations. The increase was also due to an increase in the provision for doubtful accounts resulting from the reserve of specific customers' accounts receivable balances, an increase in consulting fees for information systems projects and an increase in legal fees relating to litigation defense. The Company is in the early stages of an enterprise resource planning implementation project. While a significant portion of the costs associated with this project will be capitalized, certain costs will be expensed during the course of the project, which is expected to continue through 2001.

      AMORTIZATION OF INTANGIBLE ASSETS. The increase in amortization of goodwill and identifiable intangible assets is primarily due to the acquisition of ViewSoft, Inc. ("ViewSoft") in July 1999 and Innovex in February 2000 which resulted in additional goodwill and identifiable intangible assets of $31.1 million and $26.7 million, respectively. As of June 30, 2000, the Company had net goodwill and identifiable intangible assets of $75.4 million associated with these and other transactions which will be fully amortized over two to six years. The Company anticipates that amortization of goodwill and identifiable intangible assets will increase as the Company continues to search for suitable acquisition candidates.

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

In the second quarter of 2000, management changed the Java application server to a Java Performance Pack product, which adds performance enhancements and management tools to other Citrix products. The remaining efforts to complete the project are primarily the continuing incorporation of changes necessary to interface with Java 2.0 and the utilization of acquired technology to develop a Java Performance Pack product that will operate in a MetaFrame server environment. The research and development risks associated with this project relate primarily to updating the acquired technology to be compatible with Sun Microsystems' Java 2.0 application, integrating and porting such technology into a variety of server-based computing architectures.

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

      The actual and estimated costs to complete and completion dates of the in-process and core technology acquired for each acquisition are as follows:

                                                    APM                  VDONET                VIEWSOFT
                                              -----------------    -------------------     -----------------
                                                                   (IN THOUSANDS)
Date acquired...........................         June 1998             July 1998              July 1999
Cost incurred to date...................            $4,260                $4,230                 $2,840
Estimated cost to complete..............                50                   580                    950
                                              -----------------    -------------------     -----------------
Total estimated project cost............            $4,310                $4,810                 $3,790
                                              =================    ===================     =================
Estimated cost to complete at date of
valuation...............................            $4,000                $  200                 $  660
                                              =================    ===================     =================

Estimated completion date at date of          First Quarter        Second Quarter of       Fourth Quarter
valuation...............................      of 1999              1999                    of 1999

Current estimated completion  date......      Third Quarter        Fourth Quarter of       Third Quarter
                                              of 2000              2000                    of 2000


      The estimated completion date of the in-process and core technology related to the APM acquisition has been extended from the originally anticipated completion date as certain personnel working on this project have been allocated to other projects and as development efforts of the APM technology have been redirected from a Java application server to a Java Performance Pack to accommodate changes in the development of the Java market. The completion date of the in-process and core technology acquired from VDOnet has been delayed from the originally anticipated completion date due to changes in the development of these technologies resulting from end user feedback. The estimated completion date of the ViewSoft project has been delayed from the originally anticipated completion date due to increases in project scope and a longer testing period. The Company is currently unable to determine the impact of such delays on its business, future results of operations and financial condition. There can be no assurance that the Company will not incur additional charges in subsequent periods to reflect costs associated with completing these projects or that the Company will be successful in its efforts to integrate and further develop these technologies.

      INTEREST AND OTHER INCOME. The increase in interest and other income for the three and six months ended June 30, 2000 was primarily due to interest earned on the invested net proceeds from the issuance of the zero coupon convertible subordinated debentures in March 1999 and from an increase in cash from operations. The Company may acquire or make investments in companies it believes are related to its strategic objectives. Such investments will reduce the Company's cash and/or investment balances and therefore may reduce interest income.

      INTEREST EXPENSE. The increase in interest expense for the three and six months ended June 30, 2000 was primarily due to interest related to the zero coupon convertible subordinated debentures issued in March 1999.

      INCOME TAXES. In July 1999, the Company changed its organizational structure whereby it moved certain operational and administrative processes to overseas subsidiaries. The restructuring resulted in foreign earnings being taxed at lower foreign tax rates. These earnings will be permanently reinvested overseas in order to fund the Company's growth in overseas markets. As a result of these organizational changes, the Company's effective tax rate amounted to 30% for the three and six month periods ended June 30, 2000 and 36% for the three and six month periods ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

      During the six months ended June 30, 2000, the Company generated positive operating cash flows of approximately $116.7 million. Cash provided by operating activities was derived primarily from net income of $53.5 million, adjusted for, among other things, tax benefits from the exercise of non-statutory stock options and disqualifing dispositions of incentive stock options of $72.5 million, non-cash charges for depreciation and amortization of $23.0 million, offset by a net decrease of $55.1 from changes in operating assets and liabilities. Cash used in investing activities of $32.0 million related primarily to the purchase of investments of $90.8 million, net cash paid for the acquisition of Innovex of $28.1 million and the purchase of property and equipment of $19.2 million. These cash outflows were offset by cash inflows from the sale of investments of approximately $106.1 million. Cash provided by financing activities of $50.1 million is a result of the proceeds from the issuance of common stock under the Company's stock option plan.

      As of June 30, 2000, the Company had approximately $888.3 million in cash and investments and $643.2 million of working capital. The Company's cash and cash equivalents are invested in investment grade, highly liquid securities to minimize interest rate risk and allow for flexibility in the event of immediate cash needs. At June 30, 2000, the Company had approximately $57.3 million in accounts receivable, net of allowances, and $110.9 million of deferred revenues, of which the Company anticipates $76.8 million will be earned over the next twelve months.

      On April 15, 1999, the Board of Directors approved a stock repurchase program authorizing the repurchase of up to $200 million of the Company's common stock. Purchases will be made from time to time in the open market and paid out of general corporate funds. As of June 30, 2000, none of the Company's outstanding common stock had been repurchased under this program. As of August 8, 2000, the Company purchased 1,050,000 shares of outstanding common stock on the open market at an average price $15.12 per share.

      On August 8, 2000, the Company entered into an agreement with a counterparty in a private transaction to purchase up to 5.8 million shares of the Company's common stock at various times through the third quarter of 2002. Pursuant to the terms of the agreement, $100 million will be paid to the counterparty in August 2000. The ultimate number of shares repurchased will depend on market conditions.

      In February 2000, the Company completed its acquisition of all of the operating assets of Innovex for approximately $47.8 million, of which $28.1 million was paid in cash at the closing date and the balance is payable, in equal installments, 18 and 24 months after the closing date, contingent upon future events.

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

OUR SUCCESS IS SUBSTANTIALLY DEPENDENT UPON OUR STRATEGIC RELATIONSHIP WITH MICROSOFT

      Microsoft is the leading provider of desktop operating systems. We depend upon the license of key technology from Microsoft, including certain source and object code licenses, and technical support. We also depend upon our strategic alliance agreement with Microsoft pursuant to which Citrix and Microsoft have agreed to cooperate to develop advanced operating systems. Our relationship with Microsoft is subject to the following risks and uncertainties:

o COMPETITION WITH MICROSOFT. NT Server is, and future product offerings by Microsoft may be, competitive with our current MetaFrame products, and any future product offerings by Citrix.

o EXPIRATION OF MICROSOFT'S ENDORSEMENT OF THE ICA PROTOCOL. Microsoft's obligation to endorse only our ICA protocol as the preferred method to provide multi-user Windows access for devices other than Windows clients expired in November 1999. Microsoft may now market or endorse other methods to provide multi-user Windows access to non-Windows client devices.

o DEPENDENCE ON MICROSOFT FOR COMMERCIALIZATION. Our ability to successfully commercialize our MetaFrame product depends on Microsoft's ability to market NT Server products. We do not have control over Microsoft or any of its distributors or resellers. Microsoft is not obligated to continue marketing specific NT Server products, and could discontinue one or more NT Server products at any time. Further, to our knowledge, Microsoft's distributors and resellers are not obligated to purchase products from Microsoft.

o PRODUCT RELEASE DELAYS. There may be delays in the release and shipment of future versions of NT Server.

o IMPACT OF MICROSOFT ANTITRUST LITIGATION ON CITRIX INTELLECTUAL PROPERTY. The United States District Court for the District of Columbia, in the matter of UNITED STATES V. MICROSOFT, Civ. No. 98-1232 ET SEQ., by order of June 7, 2000 directed that Microsoft be required to share certain intellectual property with certain other firms in the information technology industry. The scope of the District Court's order, and its potential impact, if any, upon any intellectual property licensed by Citrix to Microsoft, have not been clarified by the District Court or otherwise, because the District Court, by order of June 20, 2000, stayed its order of June 7, 2000 until the currently pending appeals in the matter have been concluded, or until the District Court's stay is earlier vacated by an appellate court.

      If our relationship with Microsoft were terminated or adversely affected for any reason, our business, operating results and financial condition would be materially adversely affected.

OUR CONTINUED GROWTH DEPENDS UPON BROAD-BASED ACCEPTANCE OF OUR ICA PROTOCOL

      We believe that our success in the markets in which we compete will depend upon our ability to make the ICA protocol a widely accepted standard for supporting Windows applications. Microsoft includes as a component of NT
Server its Remote Desktop Protocol (RDP) which has certain of the capabilities of our ICA protocol, and may offer customers a competitive solution. We believe that our success is dependent on our ability to enhance and differentiate our ICA protocol, and foster broad acceptance of the ICA protocol based on its performance, scalability, reliability and enhanced features. In addition, our ability to win broad market acceptance of our ICA protocol will depend upon the degree of success achieved by our strategic partners in marketing their respective product offerings, product pricing and customers' assessment of our technical, managerial, service and support expertise. If another standard emerges or if we otherwise fail to achieve wide acceptance of the ICA protocol as a standard for supporting Windows applications, our business, operating results and financial condition could be materially adversely affected.

THE SUCCESS OF OUR BUSINESS ALSO DEPENDS UPON OUR STRATEGIC RELATIONSHIPS WITH PARTIES OTHER THAN MICROSOFT

      In addition to our relationship with Microsoft, we have strategic relationships with IBM, Compaq, Hewlett Packard and others. We depend upon our strategic partners to successfully market and promote the use of our products and incorporate our technology into their products and to market and sell such products. If we are unable to maintain our current strategic relationships or develop additional strategic relationships, or if any of our key strategic partners are unsuccessful in incorporating our technology into their products or marketing or selling such products, our business, operating results and financial condition could be materially adversely affected.

WE FACE SIGNIFICANT COMPETITION FROM OTHER TECHNOLOGY COMPANIES

      The markets in which we compete are intensely competitive. Most of our competitors and potential competitors, including Microsoft, have significantly greater financial, technical, sales, marketing and other resources. The announcement of the release and the actual release of products competitive with our existing and future product lines, such as NT Server and related enhancements by Microsoft or third parties, could cause our existing and potential customers to postpone or cancel plans to license our product lines. This would adversely impact our business, operating results and financial condition. Further, our ability to market MetaFrame and other future product offerings may be affected by Microsoft's licensing and pricing scheme for client devices implementing our product offerings which attach to NT Server.

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

OUR RELIANCE ON A FEW PRODUCTS FOR A MAJORITY OF OUR REVENUE COULD ADVERSELY AFFECT OUR BUSINESS

      The Company anticipates that its MetaFrame product line and related enhancements will constitute the majority of its revenue for the foreseeable future. The Company's ability to generate revenue from its MetaFrame product will depend upon market acceptance of NT Server products. Declines in demand for products based on MetaFrame technology may occur as a result of new competitive product releases, price competition, lack of success of its strategic partners, technological change or other factors.

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

OUR SUCCESS DEPENDS UPON OUR ABILITY TO PROTECT OUR PROPRIETARY TECHNOLOGY

      We rely primarily on a combination of copyright, trademark and trade secret laws, as well as confidentiality procedures and contractual provisions, to protect our proprietary rights. Our efforts to protect our proprietary technology rights may not be successful. The loss of any material trade secret, trademark, tradename or copyright could have a material adverse effect on us. Despite our precautions, it may be possible for unauthorized third parties to copy certain portions of our products or to obtain and use information regarded as proprietary. A significant portion of our sales are derived from license agreements for packaged products. Such license agreements are not signed by licensees and, therefore, may be unenforceable under the laws of certain jurisdictions. In addition, our ability to protect our proprietary rights may be affected by the following:

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

OUR SUCCESS DEPENDS UPON OUR ABILITY TO EXPAND OUR DISTRIBUTION CHANNELS

     We intend to leverage our relationships with hardware and software vendors and systems integrators to encourage them to recommend or distribute our products. In addition, an integral part of our strategy is to expand our large account channels and add third-party distributors both domestically and internationally. We are currently investing, and intend to continue to invest, significant resources to develop these channels, which could reduce our profits.

OUR SUCCESS DEPENDS UPON OUR ABILITY TO ATTRACT LARGE ENTERPRISE CUSTOMERS

     We intend to attract and service large enterprise customers by expanding our large account channels and offering consulting services. Our inability to attract large enterprise customers could have a material adverse effect on our business, operating results and financial condition. Additionally, large enterprise customers usually request special pricing and generally have longer sales cycles which could negatively impact our revenues. Further, as we attempt to attract large enterprise customers, we may need to increase corporate branding activities which will increase our operating expenses, but may not proportionally increase our operating revenues.

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

POSSIBLE VOLATILITY OF OUR COMMON STOCK PRICE

     The market price for our common stock has been volatile and has fluctuated significantly to date. The trading price of our common stock is likely to continue to be highly volatile and subject to wide fluctuations in response to factors such as actual or anticipated variations in operating and financial results, anticipated revenue or earnings growth, analyst reports or recommendations and other events or factors, many of which are beyond our control. In addition, the stock market in general, and The Nasdaq National Market and the market for software companies and technology companies in particular, have experienced extreme price and volume fluctuations. These broad market and industry factors may materially and adversely affect the market price of the common stock, regardless of our actual operating performance. Following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted against such companies. For example, on June 23, 2000, the Company and certain of its officers and directors were named as defendants in several securities class action lawsuits filed in the United States District Court for the Southern District of Florida. These actions, which were filed on behalf of purchasers of the Company's common stock during the period October 20, 1999 to June 9, 2000, generally allege that, during the class period, the defendants made misstatements to the investing public about the Company's financial condition and prospects. The complaints seek unspecified damages. The Company believes the plaintiffs' claims lack merit and intends to vigorously defend the lawsuits.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The following discussion about the Company's market risk includes "forward-looking statements" that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

     The Company does not use derivative financial instruments for speculative or trading purposes. The Company maintains a non-trading investment portfolio of investment grade, highly liquid, debt securities which limits the amount of credit exposure to any one issue, issuer, or type of instrument. The securities in the Company's investment portfolio are not leveraged and are generally classified as available-for-sale and therefore are subject to interest rate risk. The Company does not currently hedge interest rate exposure, however, the Board of Directors adopted a Foreign Exchange Risk Management Policy on July 27, 2000. The modeling technique used measures the change in fair values arising from an immediate hypothetical shift in market interest rates and assumes ending fair values include principal plus accrued interest, dividends and reinvestment income. If market interest rates were to increase by 100 basis points from December 31, 1999 levels, the fair value of the portfolio would decline by approximately $4.5 million. If market interest rates were to increase by 100 basis points from June 30, 2000 levels, the fair value of the portfolio would decline by approximately $3.1 million.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     In June 2000, the Company and certain of its officers and directors were named as defendants in several securities class action lawsuits filed in the United States District Court for the Southern District of Florida. These actions, which were filed on behalf of purchasers of the Company's common stock during the period October 20, 1999 to June 9, 2000, generally allege that, during the class period, the defendants made misstatements to the investing public about the Company's financial condition and prospects. The complaints seek unspecified damages. The Company believes the plaintiffs' claims lack merit and intends to vigorously defend the lawsuits.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company's annual meeting of stockholders held May 18, 2000 (the "2000 Annual Meeting"), the Company's stockholders took the following actions:

(1) The Company's stockholders elected Edward E. Iacobucci, Michael W. Brown and John W. White, each as Class II directors, each to serve for a three-year term expiring at the Company's annual meeting of stockholders in 2003 or until his successor has been duly elected and qualified or until his early resignation or removal. Election of the directors was determined by a plurality of the votes cast at the 2000 Annual Meeting. With respect to such matter, the votes were cast as follows: 163,070,436 shares voted for the election of Mr. Iacobucci; 163,204,753 shares voted for the election of Mr. Brown and 163,217,672 shares voted for the election of Mr. White; and 666,575 shares were withheld from the election of Mr. Iacobucci; 532,258 shares were withheld from the election of Mr. Brown and 519,339 shares were withheld from the election of Mr. White. No other persons were nominated, or received votes, for election as directors of the Company at the 2000 Annual Meeting. The other directors of the Company whose term of office continued after the annual meeting were: Robert N. Goldman, Tyrone F. Pike, Roger W. Roberts, Mark B. Templeton, Kevin R. Compton, and Stephen M. Dow.

(2) The Company's stockholders approved and adopted an amendment to the Company's Amended and Restated Certificate of Incorporation, as amended, to increase the number of authorized shares of the Company's Common Stock, par value $0.001 per share, from 400,000,000 to 1,000,000,000 shares. With respect to such matter, the votes were cast as follows: 139,634,051 shares voted for the proposal, 23,641,925 shares voted against the proposal and 461,035 shares abstained from voting on the proposal.

(3) The Company's stockholders approved the Corporation's 2000 Director and Officer Stock Option and Incentive Plan. With respect to such matter, the votes were cast as follows: 68,240,919 shares voted for the proposal, 57,398,893 voted against the proposal, 735,858 shares abstained from voting on the proposal, and 35,842,601 shares did not vote with respect to the proposal. The Company's annual meeting of stockholders adjourned without voting on one proposal.

     On June 2, 2000, the Company's annual meeting of stockholders was reconvened, and the Company's stockholders approved an amendment and restatement to the Corporation's 1995 Stock Plan increasing from 69,945,623 (adjusted for stock splits) to 80,000,000 the number of shares of Common stock available under the 1995 Stock Plan. With respect to such matter, the votes were cast as follows: 64,514,386 shares voted for the proposal, 63,147,895 shares voted against the proposal, 530,582 shares abstained from voting on the proposal, and 35,699,908 shares did not vote with respect to the proposal.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits, which are filed with this report as set forth on the Exhibit Index appearing on page 31 of this report, are incorporated herein by this reference.

(b) A report on Form 8-K was filed with the Securities and Exchange Commission on June 23, 2000 with respect to:

Item 5 - Other Events. To disclose several corporate changes, including changes in the management team and the resignation of certain directors from the Board of Directors.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 10th day of August 2000.

                     CITRIX SYSTEMS, INC.

                     By:  /s/  JOHN P. CUNNINGHAM
                        ----------------------------------------------------
                          John P. Cunningham
                          Chief Financial Officer and Senior Vice-President
                          of Finance and Administration
                          (Authorized Officer and Principal Financial Officer)

                                  EXHIBIT INDEX

3, 4 Certificate of Amendment of the Amended and Restated Certificate of Incorporation

10.1  Second Amended and Restated 1995 Stock Plan

10.2 Amended and Restated 2000 Director and Officer Stock Option and Incentive Plan

27.1  Financial Data Schedule