Form 10-Q
period 2000-09-30
CITRIX SYSTEMS INC
filed 2000-11-13
CIK 877890

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

       (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 2000

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

         Yes [X] No [ ]

         As of November 3, 2000 there were 185,271,416 shares of the registrant's Common Stock, $.001 par value per share, outstanding.


================================================================================

                              CITRIX SYSTEMS, INC.

                                    FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                    CONTENTS

                                                                          PAGE
                                                                         NUMBER
                                                                         ------

 PART I: FINANCIAL INFORMATION

 Item 1.  Condensed Consolidated Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets:
                        September 30, 2000 and December 31, 1999           3
           Condensed Consolidated Statements of Income:
                        Three Months and Nine Months ended September
                        30, 2000 and 1999                                  5
           Condensed Consolidated Statements of Cash Flows:
                        Nine Months ended September 30, 2000 and 1999      6
            Notes to Condensed Consolidated Financial Statements           7

 Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              13

 Item 3.  Qualitative & Quantitative Disclosure about Market Risk          29

 PART II:  OTHER INFORMATION

 Item 1.  Legal Proceedings                                                30

 Item 6.  Exhibits and Reports on Form 8-K                                 30

 Signatures                                                                31

 Exhibit Index                                                             32

                          PART I: FINANCIAL INFORMATION

               ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              CITRIX SYSTEMS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



                                                                     SEPTEMBER 30,    DECEMBER 31,
                                                                         2000             1999
                                                                    --------------   ----------------
                                                                              (IN THOUSANDS)
ASSETS
Current assets:
   Cash and cash equivalents                                            $  322,408      $  216,116
   Short-term investments                                                  286,476         221,978
   Accounts receivable, net of allowances of $11,508 and $8,242 at
       September 30, 2000 and December 31, 1999, respectively               53,111          55,327
   Inventories                                                               5,107           7,731
   Prepaid taxes                                                            67,467          30,394
   Other prepaid expenses                                                    5,458           4,970
   Other current assets                                                      5,233           7,184
   Current portion of deferred tax assets                                   27,392          26,544
                                                                        ----------      ----------
Total current assets                                                       772,652         570,244

Long-term investments                                                      193,744         325,755
Property and equipment, net                                                 49,155          31,530
Intangible assets, net                                                      69,300          63,396
Long-term portion of deferred tax assets                                    17,967          30,197
Other assets, net                                                           16,767          16,735
                                                                        ----------      ----------
                                                                        $1,119,585      $1,037,857
                                                                        ==========      ==========


CONTINUED

                              CITRIX SYSTEMS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)




                                                                     SEPTEMBER 30,          DECEMBER 31,
                                                                         2000                   1999
                                                                    --------------         ----------------
                                                                     (IN THOUSANDS, EXCEPT PAR VALUE)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

    Accounts payable and other accrued expenses                              $    71,973       $    59,988
    Current portion of deferred revenues                                          77,601            67,805
    Income taxes payable                                                           3,460             9,202
                                                                             -----------       -----------
Total current liabilities                                                        153,034           136,995

Long term portion of deferred revenues                                            24,091            53,912
Convertible subordinated debentures                                              326,221           313,880
Commitments and contingencies

Stockholders' equity:
   Preferred stock at $.01 par value--5,000,000 shares authorized, none issued and outstanding at September 30, 2000 and December 31,
        1999, respectively                                                            --                --
   Common stock at $.001 par value: 1,000,000 shares authorized;
        187,060 and 181,093 issued at September 30, 2000 and December
        31, 1999, respectively                                                       187               181
   Additional paid-in capital                                                    344,741           309,321
   Retained earnings                                                             301,240           226,105
   Accumulated other comprehensive loss                                           (2,355)           (2,537)
                                                                             -----------       -----------
                                                                                 643,813           533,070
   Less - common stock in treasury, at cost                                      (27,574)               --
                                                                             -----------       -----------
Total stockholders' equity                                                       616,239           533,070
                                                                             -----------       -----------
                                                                             $ 1,119,585       $ 1,037,857
                                                                             ===========       ===========


SEE ACCOMPANYING NOTES.

                              CITRIX SYSTEMS, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                    THREE MONTHS ENDED          NINE MONTHS ENDED
                                                      SEPTEMBER 30,               SEPTEMBER 30,
                                                 -----------------------     -----------------------
                                                   2000          1999          2000          1999
                                                 ---------     ---------     ---------     ---------
                                                    (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

Revenues:
    Revenues                                     $ 103,482     $  95,771     $ 317,202     $ 255,412
    Other revenues                                  10,009        10,009        29,890        29,821
                                                 ---------     ---------     ---------     ---------
         Net revenues                              113,491       105,780       347,092       285,233

Cost of revenues:
    Cost of revenues (excluding amortization
        presented separately below)                  8,694         3,098        21,907        10,274
    Cost of other revenues                             160           205           480           651
                                                 ---------     ---------     ---------     ---------
        Total cost of revenues                       8,854         3,303        22,387        10,925
                                                 ---------     ---------     ---------     ---------
Gross margin                                       104,637       102,477       324,705       274,308
Operating expenses:
   Research and development                         12,532         9,524        36,945        26,644
   Sales, marketing and support                     43,999        31,214       130,613        85,352
   General and administrative                       14,305        11,169        43,173        25,927
   Amortization of intangible assets                 7,890         5,235        22,550        12,776
   In-process research and development                  --         2,300            --         2,300
                                                 ---------     ---------     ---------     ---------
       Total operating expenses                     78,726        59,442       233,281       152,999
                                                 ---------     ---------     ---------     ---------
Income from operations                              25,911        43,035        91,424       121,309
Interest and other income                            9,220         6,793        28,551        16,681
Interest expense                                    (4,250)       (3,975)      (12,639)       (8,460)
                                                 ---------     ---------     ---------     ---------
Income before income taxes                          30,881        45,853       107,336       129,530
Income taxes                                         9,264        16,507        32,201        46,631
                                                 ---------     ---------     ---------     ---------
Net income                                       $  21,617     $  29,346     $  75,135     $  82,899
                                                 =========     =========     =========     =========
Earnings per common share:
   Basic earnings per share                      $    0.12     $    0.17     $    0.41     $    0.47
                                                 =========     =========     =========     =========
   Weighted average shares outstanding             185,627       177,084       184,749       175,065
                                                 =========     =========     =========     =========
Earnings per common share--assuming dilution:
   Diluted earnings per share                    $    0.11     $    0.15     $    0.37     $    0.44
                                                 =========     =========     =========     =========
   Weighted average shares outstanding             192,879       193,137       201,536       189,836
                                                 =========     =========     =========     =========


SEE ACCOMPANYING NOTES.

                              CITRIX SYSTEMS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                 NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,
                                                                             -----------------------
                                                                                2000          1999
                                                                             ---------     ---------
                                                                                 (IN THOUSANDS)

OPERATING ACTIVITIES
Net income                                                                   $  75,135     $  82,899
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                                36,345        18,694
   Provision for doubtful accounts                                               1,167           172
   Provision for product returns                                                20,377        17,583
   Provision for inventory reserves                                              7,028         1,124
   Tax benefit related to the exercise of non-statutory stock options and
     disqualifying dispositions of incentive stock options                      72,026        26,945
   Accretion of original issue discount and amortization of financing
      cost                                                                      12,560         8,460
   In-process research and development                                              --         2,300
    Changes in operating assets and liabilities, net of effects of acquisitions:
       Accounts receivable                                                     (17,721)      (32,384)
       Inventories                                                              (4,343)       (5,525)
       Prepaid taxes                                                           (37,073)          146
       Other prepaid expenses                                                    1,738        (2,924)
       Other assets                                                               (251)       (5,958)
       Deferred tax assets                                                      11,382       (17,995)
       Deferred revenues                                                       (20,025)       13,212
       Accounts payable and other accrued expenses                              11,437        18,528
       Income taxes payable                                                     (5,742)         (671)
                                                                             ---------     ---------
Net cash provided by operating activities                                      164,040       124,606

INVESTING ACTIVITIES
Purchases of investments                                                      (153,198)     (502,511)
Proceeds from sale of investments                                              220,892       140,983
Cash paid for acquisitions, net of cash acquired                               (30,102)      (32,784)
Cash paid for licensing agreement                                                   --          (750)
Purchases of property and equipment                                            (31,106)      (13,099)
                                                                             ---------     ---------
Net cash provided by (used in) investing activities                              6,486      (408,161)

FINANCING ACTIVITIES
Net proceeds from issuance of common stock                                      57,727        43,563
Cash paid under stock repurchase programs                                     (121,901)           --
Net proceeds from issuance of convertible subordinated debentures                   --       292,458
Other                                                                              (60)          (74)
                                                                             ---------     ---------
Net cash (used in) provided by financing activities                            (64,234)      335,947
                                                                             ---------     ---------
Increase in cash and cash equivalents                                          106,292        52,392
Cash and cash equivalents at beginning of period                               216,116       127,546
                                                                             ---------     ---------
Cash and cash equivalents at end of period                                   $ 322,408     $ 179,938
                                                                             =========     =========

SEE ACCOMPANYING NOTES.

                              CITRIX SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                               SEPTEMBER 30, 2000

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

    3.    REVENUE RECOGNITION

    Revenue is recognized when earned. The Company's revenue recognition policies are in compliance with the American Institute of Certified Public Accountants Statement of Position ("SOP") 97-2 (as amended by SOP 98-4 and SOP 98-9) "Software Revenue Recognition." Product revenues are recognized upon shipment of the software product only if no significant Company obligations remain, the fee is fixed or determinable, and collection of the resulting receivable is deemed probable. Revenue from packaged product sales to distributors and resellers is recorded when related products are shipped. In software arrangements that include rights to multiple software products, post-contract customer support ("PCS"), and/or other services, the Company allocates the total arrangement fee among each deliverable based on the relative fair value of each of the deliverables based on vendor-specific objective evidence ("VSOE"). The Company sells software and PCS separately and VSOE is determined by the price charged when each element is sold separately. Product returns and sales allowances, including stock rotations, are estimated and provided for at the time of sale. Non-recurring engineering fees are recognized ratably as the work is performed. Revenues from training and consulting are recognized when the services are performed. Service and subscription revenues from customer maintenance fees for ongoing customer support and product updates and upgrades are based on the price charged or derived value of the undelivered elements and are recognized ratably over the term of the contract, which is typically twelve months. Service revenues are included in net revenues on the face of the consolidated statements of income.

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

    The following table sets forth the computation of basic and diluted earnings per share:

                                                       THREE MONTHS ENDED              NINE MONTHS ENDED
                                                           SEPTEMBER 30,                   SEPTEMBER 30,
                                                      ------------------------        ------------------------
                                                        2000             1999           2000            1999
                                                      --------        --------        --------        --------
                                                            (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
        Numerator:
          Net income                                  $ 21,617        $ 29,346        $ 75,135        $ 82,899
                                                      --------        --------        --------        --------
        Denominator:
          Denominator for basic earnings per
               share - weighted-average shares         185,627         177,084         184,749         175,065
          Effect of dilutive securities:
              Employee stock options                     7,252          16,053          16,787          14,771
                                                      --------        --------        --------        --------
          Dilutive potential common shares               7,252          16,053          16,787          14,771
                                                      --------        --------        --------        --------
          Denominator for diluted earnings per
               share - weighted-average shares         192,879         193,137         201,536         189,836
                                                      ========        ========        ========        ========
        Basic earnings per share                      $   0.12        $   0.17        $   0.41        $   0.47
                                                      ========        ========        ========        ========
        Diluted earnings per share                    $   0.11        $   0.15        $   0.37        $   0.44
                                                      ========        ========        ========        ========


    5.  ACQUISITION

    In February 2000, the Company acquired all of the operating assets of the Innovex Group, Inc. ("Innovex"), a privately owned e-business consulting services organization specializing in the design, development and implementation of Web-based solutions and systems integration. The purchase price was approximately $47.8 million, of which $28.7 million was paid at the closing date and the balance is payable, in equal installments 18 and 24 months after the closing date, contingent on future events, as set forth in the acquisition agreement.

    The acquisition was accounted for as a purchase and the allocation of the purchase price was based on an independent report. The cost in excess of net tangible assets acquired was approximately $26.1 million, of which $9.0 million was allocated to the acquired workforce and $17.1 million was allocated to goodwill. The cost associated with the acquired workforce and goodwill are both being amortized on a straight-line basis over four years. The results of operations of Innovex are included in the Company's results of operations from the date of acquisition. Contingent payments to be made at future dates, if any, will be accounted for as additional purchase price and amortized over the remaining life of the intangible assets acquired.

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

                                                       THREE MONTHS ENDED              NINE MONTHS ENDED
                                                           SEPTEMBER 30,                   SEPTEMBER 30,
                                                   -------------------------      - ------------------------
                                                      2000            1999           2000            1999
                                                   ---------       ---------       ---------       ---------
                                                                              (IN THOUSANDS)

        Net revenues:
                 Americas                          $  63,195       $  55,797       $ 181,189       $ 142,227
                 EMEA(1)                              32,328          32,108         113,641          90,904
                 Asia Pacific                          6,677           5,052          17,908          15,393
                 Other (2)                            11,291          12,823          34,354          36,709
                                                   ---------       ---------       ---------       ---------
                 Consolidated                      $ 113,491       $ 105,780       $ 347,092       $ 285,233
                                                   =========       =========       =========       =========

        Segment profit:
                 Americas                          $  52,775       $  46,410       $ 151,085       $ 112,592
                 EMEA(1)                              25,120          25,966          89,015          73,163
                 Asia Pacific                          2,459           2,568           8,173           8,827
                 Other (2)                            11,291          12,823          34,354          36,710
                 Unallocated expenses (3):
                     Cost of revenues                 (8,854)         (3,303)        (22,387)        (10,925)
                     Overhead costs                  (22,271)        (13,556)        (61,513)        (35,049)
                     Research and development        (12,532)         (9,524)        (36,945)        (26,644)
                     Net interest                      4,970           2,818          15,912           8,221
                     Other corporate expenses        (22,077)        (18,349)        (70,358)        (37,365)
                                                   ---------       ---------       ---------       ---------
        Consolidated income before income
              taxes                                $  30,881       $  45,853       $ 107,336       $ 129,530
                                                   =========       =========       =========       =========

--------------
    (1)  Europe, Middle East and Africa ("EMEA").

    (2) Primarily represents royalty fees earned in connection with the License, Development and Marketing Agreement with Microsoft and OEM revenue.

    (3) Represents expenses presented to management on a consolidated basis only and not allocated to the geographic operating segments.

    Additional information regarding revenue by product line is as follows:


                                                                                THREE MONTHS                      NINE MONTHS
                                                                             ENDED SEPTEMBER 30,              ENDED SEPTEMBER 30,
                                                                          -------------------------       ------------------------
                                                                            2000            1999            2000           1999
                                                                          ---------       ---------       ---------      ---------
                                                                                             (IN THOUSANDS)
                Revenue:
                     Windows Application Servers                          $  80,168       $  78,250       $ 248,087      $ 210,676
                     Management Services Products                            14,440          10,506          42,791         26,417
                     Computing Appliances Products                            1,282           2,815           4,465          7,135
                     Microsoft Royalties                                     10,009          10,009          29,889         29,821
                     Other Revenue                                            7,592           4,200          21,860         11,184
                                                                          ---------       ---------       ---------      ---------
                     Net Revenues                                         $ 113,491       $ 105,780       $ 347,092      $ 285,233
                                                                          =========       =========       =========      =========




    7. COMPREHENSIVE INCOME

    The components of comprehensive income, net of related taxes, are as follows:


                                                                                THREE MONTHS                      NINE MONTHS
                                                                             ENDED SEPTEMBER 30,              ENDED SEPTEMBER 30,
                                                                          -------------------------       ------------------------
                                                                            2000            1999            2000           1999
                                                                          ---------       ---------       ---------      ---------
                                                                                             (IN THOUSANDS)

        Net income                                                        $  21,617       $  29,346       $  75,135      $  82,899
        Unrealized gain (loss) on available-for-sale securities, net         (4,730)           (100)            182         (1,597)
                                                                          ---------       ---------       ---------      ---------
        Comprehensive income                                              $  16,887       $  29,246       $  75,317      $  81,302
                                                                          =========       =========       =========      =========

    8. INCOME TAXES

    In July 1999, the Company changed its organizational structure whereby it moved certain operational and administrative processes to overseas subsidiaries. The restructuring resulted in foreign earnings being taxed at lower foreign tax rates. Effective January 1, 2000, these earnings will be permanently reinvested overseas in order to fund the Company's growth in overseas markets. As a result, the Company's effective tax rate was reduced to 30% for the three and nine month periods ended September 30, 2000 from 36% for the same periods in the prior year.

    9. CONVERTIBLE SUBORDINATED DEBENTURES

    In March 1999, the Company completed a private placement of $850.0 million principal amount at maturity of its zero coupon convertible subordinated debentures (the "debentures") due March 22, 2019. The debentures were priced with a yield to maturity of 5.25% and resulted in net proceeds to the Company of approximately $291.9 million, net of original issue discount and net of debt issuance costs of $9.6 million. Except under limited circumstances, no interest will be paid on the debentures prior to maturity. The debentures are convertible at the option of the security holder at any time on or before the maturity date at a conversion rate of 14.0612 shares of the Company's common stock for each $1,000 principal amount at maturity of debentures, subject to adjustment in certain events. The Company may redeem the debentures on or after March 22, 2004. Holders may require the Company to repurchase the debentures, at set redemption prices (equal to the issue price plus accrued original issue discount) beginning on March 22, 2004. Interest expense related to the debentures was $4.3 million and $4.0 million for the three month periods ended September 30, 2000 and 1999, respectively. Interest expense related to the debentures was $12.6 million and $8.5 million for the nine month periods ended September 30, 2000 and 1999, respectively. In March and April of 2000, holders of an aggregate face value amount of $200,000 of debentures converted the notes into approximately 2,810 shares of the Company's common stock. The Company made immaterial payments in connection with these conversions.

    10. OTHER REVENUES

    In May 1997, the Company entered into an agreement, as amended (the "Agreement"), with Microsoft Corporation ("Microsoft"), which provides for the licensing of certain of the Company's multi-user software enhancements and for the cooperation between the parties for the development of certain future software. At the time of the agreement, Microsoft held in excess of 5% of the Company's outstanding common stock and also had a representative on the Company's Board of Directors. Microsoft is no longer a significant shareholder and no longer has Board representation. Amounts arising from the Agreement are designated as other revenue. Deferred revenue at September 30, 2000 and December 31, 1999 includes $63.9 million and $93.8 million, respectively, related to this agreement which is being recognized ratably over the five year term of the Agreement, which began in May 1997.

    11. STOCK REPURCHASE PROGRAM

    On April 15, 1999, the Board of Directors approved a stock repurchase program authorizing the repurchase of up to $200 million of the Company's common stock. Purchases may be made from time to time in the open market and paid out of general corporate funds. As of September 30, 2000, the Company purchased 1,350,000 shares of outstanding common stock on the open market at an average price of $16.22 per share. These shares have been recorded as treasury stock.

    On August 8, 2000, the Company entered into an agreement with a counterparty in a private transaction to purchase up to 5.8 million shares of the Company's common stock at various times through the third quarter of 2002. Pursuant to the terms of the agreement, $100 million was paid to the counterparty in the third quarter of 2000. The $100 million was recorded as a reduction of additional paid-in capital and shares delivered to the Company over the term of the agreement will be recorded in treasury stock. The ultimate number of shares repurchased will depend on market conditions. As of September 30, 2000, the Company received 336,000 shares under this agreement at an average price of $16.87 per share. These shares have been recorded as treasury stock.

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

    In September 2000, a shareholder filed a claim in the Court of Chancery of the State of Delaware against the Company and nine of its officers and directors alleging breach of fiduciary duty. The complaint seeks unspecified damages. The Company believes the plaintiff's claim lacks merit and intends to vigorously defend the lawsuit.

    13. RECLASSIFICATIONS

    Certain reclassifications have been made for consistent presentation.

    14. RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement 133. The Statement defers the effective date of SFAS 133 (as amended by SFAS 138, issued in June 2000) to fiscal 2001. Management is evaluating SFAS 133, 137, and 138 and does not believe that adoption of these Statements will have a material impact on its financial statements.

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes the requirements that must be met in order to recognize revenue and provides guidance for disclosure of revenue recognition policies. In June 2000, the SEC issued SAB No. 101B which delays the implementation date of SAB 101 until no later than the fourth quarter of fiscal 2000. The Company has assessed the impact of SAB 101 and does not expect the adoption to have a material effect on its financial position or results of operation.

    In March 2000, the FASB issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB Opinion No. 25 ("APB 25"). FIN 44 clarifies the application of APB 25 with respect to: the definition of an employee for the purposes of applying APB 25, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequences of various modifications to the terms of a previously fixed stock option or awards, and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The Company has assessed the impact of FIN 44 and does not expect the adoption to have a material effect on its financial position or results of operation based on the Company's existing stock compensation arrangements.

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



                                                                                                   INCREASE/(DECREASE) FOR THE
                                                                                                   THREE MONTHS    NINE MONTHS
                                                                                                       ENDED          ENDED
                                                                                                   SEPTEMBER 30,   SEPTEMBER 30,
                                               THREE MONTHS ENDED          NINE MONTHS ENDED           2000          2000
                                                  SEPTEMBER 30,              SEPTEMBER 30,              Vs.           Vs.
                                               ------------------          ---- -------------      SEPTEMBER 30,   SEPTEMBER 30,
                                               2000          1999          2000          1999          1999          1999
                                               ----          ----          ----          ----      -------------   -------------
        Net revenues                          100.0%        100.0%        100.0%        100.0%          7.3%         21.7%
        Cost of revenues (excluding
             amortization presented
             separately below)                  7.8           3.1           6.5           3.8         168.0         104.9
                                              ------        ------        ------        ------
        Gross margin                           92.2          96.9          93.5          96.2           2.1          18.4
        Operating expenses:
           Research and development            11.0           9.0          10.6           9.3          31.6          38.7
           Sales, marketing and support        38.8          29.5          37.6          29.9          41.0          53.0
           General and administrative          12.6          10.6          12.5           9.1          28.1          66.5
           Amortization of intangible
            assets                              7.0           4.9           6.5           4.5          50.7          76.5
           In-process research and
            development                          --           2.2            --           0.8        (100.0)       (100.0)
                                              ------        ------        ------        ------
             Total operating expenses          69.4          56.2          67.2          53.6          32.4          52.5
                                              ------        ------        ------        ------
        Income from operations                 22.8          40.7          26.3          42.6         (39.8)        (24.6)
        Interest and other income               8.1           6.4           8.2           5.8          35.7          71.2
        Interest expense                       (3.7)         (3.8)         (3.6)         (3.0)          6.9          49.4
                                              ------        ------        ------        ------
        Income before income taxes             27.2          43.3          30.9          45.4         (32.7)        (17.1)
        Income taxes                            8.2          15.6           9.3          16.3         (43.9)        (30.9)
                                              ------        ------        ------        ------
        Net income                             19.0%         27.7%         21.6%         29.1%        (26.3)%        (9.4)%
                                              ======        ======        ======        ======

    NET REVENUES. Net revenues are presented below in five categories: Windows Application Servers, Management Services Products, Computing Appliances Products, Microsoft Royalties and Other Revenue. Windows Application Servers revenue represents fees related primarily to the licensing of the Company's MetaFrame product, subscription for product support, updates and upgrades and additional user licenses. Management Services Products consist of system option products such as Load Balancing Services, Resource Management Services and other options. Computing Appliances Products revenue consists of license fees and royalties from OEMs who are granted a license to incorporate and/or market the Company's multi-user technologies in their own product offerings. The Company sells packaged products and electronic licenses through its distribution channels. As the Company has experienced an increase in electronic sales as a percentage of revenue, our traditional packaged product has declined as a percentage of product mix. Microsoft royalties represent fees recognized in connection with the Development Agreement. Other Revenue consists primarily of services and consulting revenues.

    With respect to product mix, the increase in net revenues for the three months ended September 30, 2000 compared to the three months ended September 30, 1999 was primarily attributable to an increase in the volume of shipments of Management Services Products and an increase in Windows Application Servers revenue which was due to an increase in the number of MetaFrame licenses sold. The increase in Windows Application Servers revenue was partially offset by an increase in the reserve for returns and a decrease in revenue from the WinFrame product line, the Company's Windows application server software based on Windows NT 3.51. The reserve for returns increased this quarter due to an increased level of stock balancing from the Company's distributors and resellers. The increase in net revenues was also due to an increase in Other Revenue due mainly to consulting revenue.

    The increase in net revenues for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999 was primarily attributable to an increase in Windows Application Servers revenue due primarily to an increase in the number of MetaFrame licenses sold, partially offset by a decrease in revenue from the WinFrame product line. The increase in net revenues was also due to an increase in the volume of shipments of Management Services Products, specifically, Load Balancing Services and Resource Management Services Products, and to a lesser extent, an increase in Other Revenue due mainly to consulting revenue.

    An analysis of the Company's net revenues by product line is presented in the table below:

                                                                                                    INCREASE/(DECREASE) FOR THE
                                                                                                     THREE MONTHS    NINE MONTHS
                                                                                                        ENDED           ENDED
                                                                                                    SEPTEMBER 30,    SEPTEMBER 30,
                                        THREE MONTHS ENDED              NINE MONTHS ENDED              2000             2000
                                          SEPTEMBER 30,                   SEPTEMBER 30,                  Vs.             Vs.
                                        --------------------            --------------------        SEPTEMBER 30,    SEPTEMBER 30,
                                        2000            1999            2000            1999            1999             1999
                                        ----            ----            ----            ----       -------------    --------------

Windows Application Servers              70%             74%             72%             74%              2%              18%
Management Services Products             13              10              12               9              37               62
Computing Appliances Products             1               3               1               3             (54)             (37)
Microsoft royalties                       9               9               9              10              --               --
Other revenue                             7               4               6               4              81               95
                                        ----            ----            ----            ----
Net revenues                            100%            100%            100%            100%              7%              22%

    SEGMENT REVENUES. The increase in net revenues by operating segment for the three months ended September 30, 2000 compared to the three months ended September 30, 1999 was primarily due to the Company's increased sales and marketing efforts and continued demand for Citrix products in the Americas and Asia Pacific regions, while Europe, Middle East and Africa ("EMEA") remained relatively stable this quarter due to some market weakness in Europe. The increase in net revenues by operating segment for the nine months ended September 30, 2000 compared to the same period in 1999 was primarily due to the Company's increase sales and marketing efforts and continued demand for Citrix products in the Americas and EMEA regions. Other revenue has remained relatively stable, from the third quarter of 1999 to the third quarter of 2000, but has decreased as a percentage of net revenues due to the growth of the other segments. Revenue by operating segment as a percentage of net revenues remained relatively constant for the three and nine month periods ended September 30, 2000 compared to the same periods in 1999.

    An analysis of net revenues by operating segment is presented in the table below:

                                                                                   INCREASE/(DECREASE) FOR THE
                                                                                   THREE MONTHS     NINE MONTHS
                                                                                      ENDED           ENDED
                                                                                   SEPTEMBER 30,    SEPTEMBER 30,
                        THREE MONTHS ENDED              NINE MONTHS ENDED              2000             2000
                          SEPTEMBER 30,                   SEPTEMBER 30,                  Vs.             Vs.
                        --------------------            --------------------       SEPTEMBER 30,    SEPTEMBER 30,
                        2000            1999            2000            1999            1999             1999
                        ----            ----            ----            ----       -------------    --------------
Americas                 56%             53%             52%             50%             13%              27%
EMEA                     28              30              33              32               1               25
Asia Pacific              6               5               5               5              32               16
Other (1)                10              12              10              13             (12)              (6)
                       ----            ----            ----            ----
Net revenues            100%            100%            100%            100%              7%              22%


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

    GROSS MARGIN. Gross margin as a percentage of net revenue decreased for the three and nine months ended September 30, 2000 primarily due to reserves for obsolete inventory on-hand and the impact of the consulting services business which has a lower gross profit margin as a percentage of net revenue than that associated with the sale of software licenses. The Company anticipates gross margin as a percentage of net revenues will increase from current levels but will remain below historical levels as the Company increases its consulting services offering.

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

    SALES, MARKETING AND SUPPORT EXPENSES. The increase in sales, marketing and support expenses for the three months ended September 30, 2000 resulted primarily from higher headcount levels of sales, services and marketing staff and associated salaries, commissions and related expenses in order to increase the Company's sales, consulting and marketing efforts. The increase for the nine months ended September 30, 2000 resulted from higher headcount levels and increased advertising and corporate branding and marketing activities directed at customer and business partner acquisition and retention.

    GENERAL AND ADMINISTRATIVE EXPENSES. The increase in general and administrative expenses for the three and nine months ended September 30, 2000 was primarily due to increased expenses associated with additional staff, associated salaries and related expenses necessary to support overall increases in the scope and geographical diversity of the Company's operations. The increase for the nine months ended September 30, 2000 was also due to an increase in the provision for doubtful accounts in the second quarter of 2000 resulting from the reserve of specific customers' accounts receivable balances, an increase in consulting fees for information systems projects and an increase in legal fees relating to litigation defense. The Company is in the early stages of an enterprise resource planning implementation project. While a significant portion of the costs associated with this project will be capitalized, certain costs will be expensed during the course of the project, which is expected to continue through 2001. This project is not expected to have a material impact on our general and administrative expenses.

    AMORTIZATION OF INTANGIBLE ASSETS. The increase in amortization of goodwill and identifiable intangible assets is primarily due to the acquisition of ViewSoft, Inc. ("ViewSoft") in July 1999 and Innovex in February 2000 which resulted in additional goodwill and identifiable intangible assets of $31.1 million and $26.7 million, respectively. As of September 30, 2000, the Company had net goodwill and identifiable intangible assets of $69.3 million associated with these and other transactions which will be fully amortized over two to four years. The Company anticipates that amortization of goodwill and identifiable intangible assets will increase as the Company continues to search for suitable acquisition candidates.

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

    Since the respective dates of acquisition, the Company has used the acquired in-process technology to develop new product offerings and enhancements, which have or will become part of the Company's suite of products when completed. Functionality included in products using the acquired in-process technology have been introduced at various times following the respective transaction dates of the acquired assets. The Company currently expects to complete the development of the remaining projects at various dates in 2001. Upon completion, the Company has offered and intends to offer the related products to its customers.

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

VDONET

    The in-process research and development acquired in the VDOnet acquisition consisted primarily of one significant research and development project, ICA Video Services. This project allows video applications and applications containing video to be viewed on an ICA client, and is targeted for the server-based computing market. At the date of the acquisition, VDOnet was shipping a client server video streaming product that was not operational in a Windows NT or in a MetaFrame environment. VDOnet was in the process of modifying its software to be operational in a Windows NT environment. In addition, VDOnet was developing enhancements that would provide for a live camera feed and multicast, which is intended to direct a video stream to multiple client devices simultaneously. Following the acquisition, the Company continued the process of modifying the VDOnet software to be operational in a Windows NT environment.

    The Company is currently exploring alternative uses of the technology acquired in the VDOnet acquisition. These uses relate primarily to delivering video applications in a server-based computing environment and video streaming within ICA devices. The Company is reviewing potential modifications to its future cash flow projections based on alternative uses of the acquired technology and the remaining efforts necessary to complete these alternative projects. The Company expects to complete their evaluation in the fourth quarter of 2000. Based on the results of the evaluation, the Company may record a write-down if the net realizable value of the acquired technology is less than its carrying amount. The carrying amount of the technology acquired from VDOnet was approximately $2.1 million as of September 30, 2000, and the Company has incurred approximately $4.2 million in expenses to date. At the date of valuation, the project was expected to be completed in the second quarter of 1999 and the expected cost to complete the project was approximately $200,000.

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

    In the second quarter of 2000, management changed the Java application server to a Java Performance Pack product, which adds performance enhancements and management tools to other Citrix products. The remaining efforts to complete the project are primarily the continuing incorporation of changes necessary to interface with Java 2.0 and the utilization of acquired technology to develop a Java Performance Pack product that will operate in a MetaFrame server environment. The research and development risks associated with this project relate primarily to updating the acquired technology to be compatible with Sun Microsystems' Java 2.0 application, and integrating and porting such technology into a variety of server-based computing architectures.

VIEWSOFT

    The in-process research and development acquired in the ViewSoft acquisition consisted primarily of one significant research and development project, ViewSoft Internet 4.0. This project enables multi-tier, Web-based application development and deployment. At the date of the valuation, ViewSoft was in development with this product. The product was intended to operate in the multi-tier web application market and was not intended to operate in a MetaFrame environment. The Company is currently exploring the use of the product for the development of portal-ware applets.

    The remaining efforts to complete the project relate primarily to applet development, on-going stress testing and, to a lesser extent, bug fixes and documentation. The research and development risks associated with this project relate primarily to potential product limitations revealed during testing.

    The actual and estimated costs to complete and completion dates of the in-process and core technology acquired for the APM and ViewSoft acquisitions are as follows:

                                                                        APM                    VIEWSOFT
                                                                     ---------                ----------
                                                                             (IN THOUSANDS)
  Date acquired                                                       June 1998                July 1999
  Cost incurred to date                                                  $4,275                   $3,520
  Estimated cost to complete                                                 35                    3,500
                                                                      ---------               ----------
  Total estimated project cost                                           $4,310                   $7,020
                                                                      =========               ==========
  Estimated cost to complete at date of valuation                        $4,000                   $  660
                                                                      =========               ==========

  Estimated completion date at date of valuation                  First Quarter           Fourth Quarter
                                                                  of 1999                 of 1999

  Current estimated completion  date                .             First Quarter           First Quarter
                                                                  of 2001                 of 2001


    The estimated completion date of the in-process and core technology related to the APM acquisition has been extended from the originally anticipated completion date as certain personnel working on this project have been allocated to other projects and as development efforts of the APM technology have been redirected from a Java application server to a Java Performance Pack to accommodate changes in the development of the Java market. The estimated completion date of the ViewSoft project has been delayed from the originally anticipated completion date due to increases in project scope, a longer testing period, and transition of the development team. The Company is currently unable to determine the impact of such delays on its business, future results of operations and financial condition. There can be no assurance that the Company will not incur additional charges in subsequent periods to reflect costs associated with completing these projects or that the Company will be successful in its efforts to integrate and further develop these technologies.

    INTEREST AND OTHER INCOME. The increase in interest and other income for the three and nine months ended September 30, 2000 was primarily due to interest earned on the invested net proceeds from the issuance of the zero coupon convertible subordinated debentures in March 1999 and from an increase in cash from operations. The Company may acquire or make investments in companies it believes are related to its strategic objectives. Such investments will reduce the Company's cash and/or investment balances and therefore may reduce interest income.

    INTEREST EXPENSE. The increase in interest expense for the three and nine months ended September 30, 2000 was primarily due to interest related to the zero coupon convertible subordinated debentures issued in March 1999.

    INCOME TAXES. In July 1999, the Company changed its organizational structure whereby it moved certain operational and administrative processes to overseas subsidiaries. The restructuring resulted in foreign earnings being taxed at lower foreign tax rates. These earnings will be permanently reinvested overseas in order to fund the Company's growth in overseas markets. As a result of these organizational changes, the Company's effective tax rate amounted to 30% for the three and nine month periods ended September 30, 2000 and 36% for the three and nine month periods ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

    During the nine months ended September 30, 2000, the Company generated positive operating cash flows of approximately $164.0 million. Cash provided by operating activities was derived primarily from net income of $75.1 million, adjusted for, among other things, tax benefits from the exercise of non-statutory stock options and disqualifying dispositions of incentive stock options of $72.0 million, non-cash charges for depreciation and amortization of $36.3 million and provisions for product returns of $20.4 million, offset by a net decrease of $60.6 million from changes in operating assets and liabilities. Cash provided by investing activities of $6.5 million related to the proceeds from the sale of investments of $220.9 million offset by cash outflows from the purchase of investments of $153.2 million, purchase of property and equipment of $31.1 million, and net cash paid for acquisitions, primarily Innovex, of $30.1 million. Cash used in financing activities of $64.2 million is a result of cash paid under the Company's stock repurchase programs of $121.9 million offset by the proceeds from the issuance of common stock under the Company's stock option plan of $57.7 million.

    As of September 30, 2000, the Company had approximately $802.6 million in cash and investments and $619.6 million of working capital. The Company's cash and cash equivalents are invested in investment grade, highly liquid securities to minimize interest rate risk and allow for flexibility in the event of immediate cash needs. At September 30, 2000, the Company had approximately $53.1 million in accounts receivable, net of allowances, and $101.7 million of deferred revenues, of which the Company anticipates $77.6 million will be earned over the next twelve months.

    On April 15, 1999, the Board of Directors approved a stock repurchase program authorizing the repurchase of up to $200 million of the Company's common stock. Purchases will be made from time to time in the open market and paid out of general corporate funds. As of September 30, 2000, the Company purchased 1,350,000 shares of outstanding common stock on the open market at an average price of $16.22 per share. These shares have been recorded as treasury stock.

    On August 8, 2000, the Company entered into an agreement with a counterparty in a private transaction to purchase up to 5.8 million shares of the Company's common stock at various times through the third quarter of 2002. Pursuant to the terms of the agreement, $100 million was paid to the counterparty in the third quarter of 2000. The ultimate number of shares repurchased will depend on market conditions. As of September 30, 2000, the Company received 336,000 shares under this agreement at an average price of $16.87 per share. These shares have been recorded as treasury stock.

    In connection with the Company's stock repurchase program, in October 2000, the Board of Directors approved a program authorizing the Company to sell put warrants that entitle the holder of each warrant to sell to the Company, generally by physical delivery, one share of common stock at a specified price.

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

o EXPIRATION OF MICROSOFT'S ENDORSEMENT OF THE ICA PROTOCOL. Microsoft's obligation to endorse only our ICA protocol as the preferred method to provide multi-user Windows access for devices other than Windows clients expired in November 1999. Microsoft may now market or endorse other methods to provide multi-tier Windows access to non-Windows client devices.

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

OUR CONTINUED GROWTH DEPENDS UPON BROAD-BASED ACCEPTANCE OF OUR ICA PROTOCOL

    We believe that our success in the markets in which we compete will depend upon our ability to make the ICA protocol a widely accepted standard for supporting Windows applications. Microsoft includes as a component of NT Server its Remote Desktop Protocol (RDP) which has certain of the capabilities of our ICA protocol, and may offer customers a competitive solution. In October 2000, Microsoft announced a new licensing program involving RDP which may make it more competitive in the market. We believe that our success is dependent on our ability to enhance and differentiate our ICA protocol, and foster broad acceptance of the ICA protocol based on its performance, scalability, reliability and enhanced features. In addition, our ability to win broad market acceptance of our ICA protocol will depend upon the degree of success achieved by our strategic partners in marketing their respective product offerings, product pricing and customers' assessment of our technical, managerial, service and support expertise. If another standard emerges or if we otherwise fail to achieve wide acceptance of the ICA protocol as a standard for supporting Windows applications, our business, operating results and financial condition could be materially adversely affected.

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

    We plan to continue to increase our professional staff during 2000 and 2001 as we implement sales, marketing and support and product developments efforts, as well as associated administrative systems, to support planned growth. As a result of this planned growth in the size of our staff, we believe that we will require additional facilities during 2000 and 2001. Although we believe that the cost of such additional facilities will not significantly impact our financial position or results of operations, we anticipate that operating expenses will increase during 2000 and 2001 as a result of our planned growth in staff. Such an increase in operating expenses may reduce our income from operations and cash flows from operating activities.

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

OUR FAILURE TO COMPLETE CERTAIN OF OUR ACQUIRED RESEARCH AND DEVELOPMENT PROJECTS COULD ADVERSELY AFFECT OUR BUSINESS

    Failure to complete the development of acquired in-process research and development projects in their entirety, or in a timely manner, could have a material adverse impact on the Company's financial condition and results of operations. No assurance can be given that actual revenues and operating profit attributable to acquired in-process research and development will not deviate from the projections used to value such technology in connection with each of the respective acquisitions. Ongoing operations and financial results for acquired assets, and the Company as a whole, are subject to a variety of factors which may not have been known or estimable at the date of such transactions, and the estimates disclosed in this report should not be considered the Company's current projections for operating results for the acquired assets or the Company as a whole.

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

OUR SUCCESS DEPENDS ON OUR ABILITY TO EXPAND AND MANAGE DISTRIBUTION CHANNELS AND MAJOR DISTRIBUTORS

    We rely significantly on independent distributors and resellers for the marketing and distribution of our products. We do not control our distributors and resellers. Additionally, our distributors and resellers are not obligated to purchase products from us and may also represent other lines of products. We must expand our distribution channels and provide appropriate incentives to our distributors to continue our growth rate.

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

o    foreign currency exchange rates;

o    general economic conditions; and

o changes in distribution mix, including packaged product versus electronic license.

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

POSSIBLE VOLATILITY OF OUR COMMON STOCK PRICE

    The market price for our common stock has been volatile and has fluctuated significantly to date. The trading price of our common stock is likely to continue to be highly volatile and subject to wide fluctuations in response to factors such as actual or anticipated variations in operating and financial results, anticipated revenue or earnings growth, analyst reports or recommendations and other events or factors, many of which are beyond our control. In addition, the stock market in general, and The Nasdaq National Market and the market for software companies and technology companies in particular, have experienced extreme price and volume fluctuations. These broad market and industry factors may materially and adversely affect the market price of the common stock, regardless of our actual operating performance. Following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted against such companies. For example, in June 2000, the Company and certain of its officers and directors were named as defendants in several securities class action lawsuits filed in the United States District Court for the Southern District of Florida. These actions, which were filed on behalf of purchasers of the Company's common stock during the period October 20, 1999 to June 9, 2000, generally allege that, during the class period, the defendants made misstatements to the investing public about the Company's financial condition and prospects. The complaints seek unspecified damages. The Company believes the plaintiffs' claims lack merit and intends to vigorously defend the lawsuits.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The following discussion about the Company's market risk includes "forward-looking statements" that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

    Prior to September 30, 2000, the Company did not use derivative financial instruments for speculative or trading purposes. The Company maintains a non-trading investment portfolio of investment grade, highly liquid, debt securities which limits the amount of credit exposure to any one issue, issuer, or type of instrument. The securities in the Company's investment portfolio are not leveraged and are generally classified as available-for-sale and therefore are subject to interest rate risk. The Company does not currently hedge interest rate exposure, however, the Board of Directors adopted a Foreign Exchange Risk Management Policy on July 27, 2000. The modeling technique used measures the change in fair values arising from an immediate hypothetical shift in market interest rates and assumes ending fair values include principal plus accrued interest, dividends and reinvestment income. If market interest rates were to increase by 100 basis points from December 31, 1999 levels, the fair value of the portfolio would decline by approximately $4.5 million. If market interest rates were to increase by 100 basis points from September 30, 2000 levels, the fair value of the portfolio would decline by approximately $2.6 million.

    In connection with the Company's stock repurchase program, in October 2000, the Board of Directors approved a program authorizing the Company to sell put warrants that entitle the holder of each warrant to sell to the Company, generally by physical delivery, one share of common stock at a specified price.

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

In September 2000, a shareholder filed a claim in the Court of Chancery of the State of Delaware against the Company and nine of its officers and directors alleging breach of fiduciary duty. The complaint seeks unspecified damages. The Company believes the plaintiff's claim lacks merit and intends to vigorously defend the lawsuit.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits, which are filed with this report as set forth on the Exhibit Index appearing on page 33 of this report, are incorporated herein by reference.

(b) There were no reports on Form 8-K filed by the Company during the third quarter of 2000.

                                    SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 13th day of November 2000.

                             CITRIX SYSTEMS, INC.

                             By:      /s/ JOHN P. CUNNINGHAM
                                    ------------------------------------------
                                      John P. Cunningham
                                      Chief Financial Officer and Senior
                                      Vice-President of Finance and
                                      Administration
                                      (Authorized Officer and
                                      Principal Financial Officer)

                                  EXHIBIT INDEX

27.1      Financial Data Schedule