Form 10-K
period 2000-12-31
CITRIX SYSTEMS INC
filed 2001-03-22
CIK 877890

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

          FOR THE TRANSITION PERIOD FROM             TO             .

                         COMMISSION FILE NUMBER 0-27084

                              CITRIX SYSTEMS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    DELAWARE                                        75-2275152
        (STATE OR OTHER JURISDICTION OF                           (IRS EMPLOYER
         INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)

                6400 NW 6TH WAY
            FORT LAUDERDALE, FLORIDA                                  33309
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                        (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (954) 267-3000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                         COMMON STOCK, $.001 PAR VALUE
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of Common Stock held by non-affiliates of the registrant as of March 12, 2001 (based on the last reported sale price on The Nasdaq National Market as of such date) was $3,650,239,491. As of March 12, 2001 there were 185,408,990 shares of the registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The information required pursuant to Part III of this report is incorporated by reference from the Company's definitive proxy statement, relating to the annual meeting of stockholders to be held in May 2001, pursuant to Regulation 14A to be filed with the Securities and Exchange Commission.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ITEM 1.  BUSINESS

GENERAL

     Citrix Systems, Inc. ("Citrix" or the "Company") is a leading supplier of application delivery and management software and services that enable the effective and efficient enterprise-wide deployment and management of applications, including those designed for Microsoft Corporation ("Microsoft") Windows(R) operating systems and UNIX(R) operating systems. The Company's products permit organizations to deploy and manage applications without regard to location, network connection, or type of client hardware platform. These products utilize the Company's Independent Computing Architecture ("ICA(R)"), which allows an application's graphical user interface to be displayed on a client while its logic is executed on a server, thereby providing a manageable and bandwidth-efficient solution. The Company was incorporated in April 1989, and shipped its initial products in 1991.

INDUSTRY BACKGROUND

     New information technologies and the Internet have enabled enterprises to provide their employees with broad access to business-critical information, including sales, technical, human resources, vendor and supplier information. Because of their many diverse end-user requirements, enterprises have made significant investments in information systems infrastructure, frequently incorporating a variety of software operating environments, computing platforms and communications protocols. Business-critical enterprise applications and personal productivity tools typically have been supplied by a variety of vendors, often resulting in incompatible systems and applications within and among company locations. As a result of this proliferation of technology, demand has increased for systems that offer users a standard interface, transparent communications and the ability to deliver enterprise and personal productivity applications to local and remote enterprise users via secure networks including the Internet. Companies are faced with significant challenges associated with speeding web-based delivery of corporate applications and content or broadly deploying applications across the enterprise, including:

     - Internet and eBusiness Initiatives. Although there has been global adoption of the Internet by enterprises and application service providers ("ASPs"), many organizations may lack the ability to aggregate existing business applications such as 32-bit Windows applications or existing UNIX applications into web-browser based corporate portals, intranets, extranets, and e-business infrastructures that may not natively support these applications and securely deploy these applications via the Internet.

     - Mixed Application Environments. The vast majority of businesses today operate in an environment where mixed applications of all types may be resident. Since many organizations may have a mixture of 32-bit Windows applications and UNIX-based applications, the need to provide consistent, managed, and secure application delivery and management is a critical part of corporate computing.

     - Platform Diversity. In addition to managing applications based upon Microsoft Windows operating systems or UNIX operating systems such as Sun Solaris, HP-UX, or IBM-AIX, (collectively, "UNIX Operating Systems") computing systems within an enterprise may include a variety of Windows desktops and laptops, DOS systems, UNIX workstations, X-Terminals, Macintosh systems, Pocket PCs, personal digital assistants ("PDAs") and OS/2 workstations that do not support access to the native Windows or UNIX applications.

     - Client Diversity. Many organizations require simpler, relatively low-cost devices, such as PDAs, information kiosks and fixed function terminals for certain enterprise applications, but these devices currently cannot be effectively utilized because full Windows support is generally not available.

     - Remote Users. The diversity of network connection types, protocols and transmission speeds limit the ability of organizations to deploy Windows, UNIX, Java(TM) and web-based applications on a cost-effective and efficient basis among remote users such as mobile workers, telecommuters and branch office personnel.

     - Extended Enterprise. The extension of enterprise information systems to suppliers, distributors, customers and prospects creates application deployment issues that are outside the control of information systems managers, such as the quality, performance and security of the network connection, the client platform involved and the technical expertise of the external user.

     The Company believes that these challenges have impeded effective deployment of enterprise applications to many essential user communities.

THE CITRIX SOLUTION

     The Company develops, markets, sells and supports comprehensive application delivery and management software that enables the effective and efficient enterprise-wide deployment and management of applications, including those designed for Microsoft Windows(R) operating systems and UNIX Operating Systems. The Company's products enable organizations to deploy and manage certain applications without regard to location or type of client hardware platforms. These products operate by executing the applications on a multi-user Windows NT(R), Windows 2000 or UNIX server and provide end-users access to the server from a variety of client platforms through the Company's ICA protocol. This approach minimizes the memory and processing requirements of the client system, resulting in a highly scaleable, secure and bandwidth-efficient solution for deployment and management of enterprise applications across a range of platforms and network environments.

     The Company's products enable the broad deployment of Windows or UNIX applications in a variety of environments, including:

     - The Internet, accessed through widely-available browser technologies or corporate portal technologies;

     - Emerging information appliances, such as hand-held wireless devices, PDAs, information kiosks, Windows-based terminals and network computers;

     - Low-bandwidth connections, such as dial-up, wide area networks ("WAN") and wireless; and

     - Intel and non-Intel based platforms, such as 486 and Pentium computers and laptops, which are not capable of running the applications locally, UNIX workstations, Java applications, X-Terminals and Macintosh systems.

     To address deployment in these diverse environments, the Company has developed four key technologies: (i) ICA, (ii) multi-user Windows NT and Windows 2000 extensions developed under a source code license from Microsoft, (iii) NFuse(TM) application portal software, and (iv) MetaFrame for UNIX technologies.

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

     Multi-User Windows NT and Windows 2000 Extensions. The Company's multi-user Windows NT and Windows 2000 extensions allow multiple users to share an application server, with each user receiving a "virtual" Windows environment through a dedicated ICA session. The systems management and security extensions are fully integrated with the standard Windows NT and Windows 2000 administrative features, allowing for consistent and integrated multi-user server management facilities. These extensions were developed under source code license and strategic alliance agreements with Microsoft and licensed back to Microsoft under the terms of a development agreement with Microsoft as described below in "Strategic Relationships."

     NFuse. The Company's NFuse application portal software gives companies the power to securely integrate and publish interactive applications into any standard web browser. With NFuse, businesses can enhance the computing experience of employees, customers and vendors by aggregating personalized content and application access based upon a user ID or profile while maintaining the security, performance and scalability when deploying applications over the web.

     MetaFrame for UNIX. MetaFrame for UNIX is comprised of technologies that enable businesses to deliver and manage UNIX applications from a web browser, application portal, or a wide variety of client platforms via the Citrix ICA protocol. This can be achieved with minimal bandwidth requirements, with no need to connect via the less efficient X.11 protocol, and no dependence upon X-terminal client software.

PRODUCTS AND SERVICES

     The Company's products and services consist of the following:

     Application Servers. The Application Servers product line consists primarily of MetaFrame(TM) products. MetaFrame software is an enhancement to Microsoft Windows NT Server 4.0, Terminal Server Edition and Windows 2000 servers (collectively, "Windows Server Operating Systems") and UNIX Operating Systems products. MetaFrame is system software that incorporates the Company's ICA protocol and extends the base Windows Server Operating Systems or UNIX Operating Systems with additional client and server functionality, including support for heterogeneous computing environments, enterprise-class end-to-end management and the ability to easily deploy applications via the Internet. The Company's MetaFrame software, in conjunction with Windows Server Operating Systems or UNIX Operating Systems, delivers a comprehensive application delivery and management solution for the entire enterprise. The MetaFrame products, in conjunction with Windows Server Operating Systems or UNIX Operating Systems, enable organizations to better deploy, manage and access applications across the extended enterprise to a variety of client devices, operating platforms or network connections, including low bandwidth environments.

     The Company's products enable the deployment and management of business applications in large-scale Windows, non-Windows and heterogeneous environments. MetaFrame software incorporates the Company's ICA technology, which allows for the deployment in a bandwidth-efficient manner of enterprise applications with the necessary scalability, performance and reliability. These deployments often involve complex applications running on multiple servers and supporting numerous clients. In addition, the Company offers additional user license packs to increase the number of users who can access MetaFrame software.

     MetaFrame for Windows first shipped in June 1998. MetaFrame for UNIX -- Sun Solaris first shipped in March 2000, and MetaFrame for UNIX -- HP-UX and IBM-AIX first shipped in September 2000. The Company distributes its software as packaged product and through electronic licensing. Application Servers constituted approximately 71% of the Company's revenues in 2000, 74% in 1999, and 69% in 1998. To date, a significant majority of Application Servers revenue was related to MetaFrame software for Windows Server Operating Systems.

     In February 2001, the Company announced the launch of the MetaFrame XP(TM) product family, the Company's new application serving and management platform release optimized for Windows 2000 and future Microsoft platforms. MetaFrame XP is designed to support large-scale application serving implementations with as many as 100,000 users on 1,000 or more servers. With this new platform release, the Company is offering MetaFrame XP using a "connection-based" licensing model, where the price will be stated as a "cost per concurrent connection" regardless of server configuration.

     Management Products. Management Products primarily consist of enhancements to the Application Servers product line, which incorporates into the MetaFrame products sophisticated management tools, such as application publishing services, help desk support features, support for desktop peripherals and other features which permit the centralized management and support of server-based applications. The Company markets the following Management Products:

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

     - Extranet. The Company's Extranet product provides the means to create secure, encrypted and authenticated virtual private networks (VPN) ensuring secure application delivery via public networks.

     Collectively, these products accounted for approximately 12% of the Company's revenues in 2000, 10% in 1999 and 5% in 1998.

     Computing Appliances Products. The Company licenses Application Servers clients and servers to manufacturers of computing appliances who add value to these products, and in some cases, remarket these products under their own brand names. Computing Appliances Products accounted for approximately 1% of the Company's revenues in 2000, 2% in 1999 and 9% in 1998.

     Services and Other Revenue. Services and Other Revenue consists primarily of consulting in the delivery of implementation services and systems integration solutions as well as customer support. Services and other revenue accounted for approximately 7% of the Company's revenues in 2000, 4% in 1999, and 4% in 1998.

     Citrix's solution can be applied in numerous computing situations, such as:

     Remote Computing. The Company's products are used to deploy applications across the enterprise whose scale, performance, reliability and security requirements are more demanding than those associated with simple remote access. The remote computing market includes dial-in remote access for large field workforces and branch office locations and deployment of applications over an enterprise WAN. Without the use of MetaFrame software, remote deployment of these applications can be slow and expensive because LAN applications typically require a substantial amount of memory and fast processors on the desktop and relatively high-speed communication bandwidth.

     Web Computing. As use of the Internet and corporate intranets continues to increase, companies often need to integrate web technologies and Windows applications. The Company's MetaFrame application server software and NFuse application portal product provide web-based access to standard and custom developed Windows or UNIX applications, and content via the Internet, extranet, or intranet when used in conjunction with a web server. For example, using the Company's products, an organization could add secure interactive access to an application directly from a web page without developing any new programs or changing the existing application program or database.

     Terminals. The Company has licensed its ICA technology to companies such as IBM, Acer, Sun, QNX, Wyse Technology and Boundless Technologies to enable the development of low-cost terminals. In addition, the Company intends to continue to develop strategic relationships and work with key strategic partners to deploy Windows applications on point of sale terminals and information kiosks. The Company believes that its line of application server products, when coupled with these new devices, will provide an effective alternative to character-based implementations and will capitalize on existing Windows applications, tools and development facilities.

     Hand-held PCs, PDAs and Information Appliances. Many device manufacturers, including Psion, Compaq, Motorola, Sharp, Fujitsu, Hitachi, Hewlett Packard, and Symbol Technologies, are shipping low cost portable devices that offer features such as extended battery life and wireless connectivity to remote servers. However, the latest generation of Windows applications and Windows development tools require substantial memory, processing power and communications bandwidth for adequate performance, which may limit the functionality of these wireless devices. Incorporating the Company's technology into these devices will enable them to more effectively utilize the latest generation of Windows applications. To date, the Company has licensed technology to Compaq, Motorola, IBM, Sharp, Symbol Technologies, Telxon Corporation, Psion Software PLC and others for incorporation into certain devices.

     UNIX, X-Terminal, DOS and Macintosh Support for Windows. Windows operating systems caused major changes in the Windows application software market at the time they were introduced. As independent software vendors moved to develop applications that capitalized on the new features of the Windows 95, Windows 98, Windows NT and Windows 2000 operating systems organizations upgraded client systems in order to run these applications. However, many organizations employed a heterogeneous mix of computing platforms, including DOS systems, Windows 3.x systems, UNIX workstations, Java devices, X-Terminals and Macintosh computers, which are incapable of running such applications. The Company's family of products can deliver Windows 32-bit applications or UNIX applications running on the server, to most types of network-attached client systems, including DOS, Windows 3.x, Windows for Workgroups, Windows 95 and 98, Windows NT, Windows 2000, Windows CE, OS/2, UNIX, Java and Macintosh systems.

TARGET MARKETS

     Corporate Customers. The Company's primary market for its products and services is large and medium-sized enterprises that require the ability to securely deploy, manage, and access business applications across the extended enterprise. The Company's products and technology extend the functionality of the operating system by providing enterprise application management for increased scalability, deployment and simplified application support, Web-enablement of applications, and universal application access to users. The Company has experienced increased market acceptance by larger enterprise customers requiring larger scale deployments.

     Application Service Providers. The rising cost of licensing and the complexity of systems administration have given rise to ASPs. ASPs function as virtual "computing utility companies" whereby businesses or consumers can access applications from a central location. The ability for ASPs to rapidly deliver such applications over the Internet and other networks, wired to wireless, is limited by bandwidth requirements, user device capabilities, and a system that is scalable, reliable and secure. The Company's products and technologies allow ASPs to deliver the largest number of applications to the broadest array of computing devices with minimum bandwidth requirements. The advanced manageability and security features of the Company's products and technologies enable ASPs to meet the demands for scalability, reliability and security.

STRATEGIC RELATIONSHIPS

     The Company has entered into a number of strategic relationships to develop its existing and future product lines, develop markets for the application of its technology and broaden deployment and acceptance of ICA as an emerging industry standard technology for distributed Windows and non-Windows applications.

     Microsoft. Since inception, the Company has had a number of license agreements with Microsoft, including licenses relating to Microsoft OS/2, Windows 3.x, Windows for Workgroups, Windows NT, Windows CE and Internet Explorer. These agreements have provided the Company with access to certain Microsoft source and object code, technical support and other materials. The license agreements had an initial term that expired in September 1994 and was subsequently extended until September 2001. In July 1996, the Company entered into a license, development and marketing agreement with Microsoft relating to the inclusion of ICA as an embedded component in future versions of Windows 95, Windows 98, Windows NT, Windows 2000 and Internet Explorer for Windows. Pursuant to this agreement, as amended, the Company licenses its ICA technology to Microsoft, royalty-free. Microsoft agreed to make commercially reasonable efforts to include this technology in the above Microsoft Windows family of products.

     In May 1997, the Company entered into a five year joint license, development and marketing agreement with Microsoft, as amended (the "Development Agreement"), pursuant to which the Company licensed its multi-user Windows NT extensions to Microsoft for inclusion in future versions of Windows NT server software. Pursuant to the Development Agreement, the Company's multi-user Windows NT extensions technology was incorporated into Microsoft's NT Terminal Server, which was released in July 1998, and Windows 2000 Server, which was released in February 2000. Additionally, Microsoft's obligation to endorse only the Company's ICA protocol as the preferred way to provide multi-user Windows access for devices other than Windows client devices expired in November 1999. Microsoft may now market or endorse other methods to provide multi-user Windows access to non-Windows client devices, which compete with products of the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview," and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Which May Affect Future Results."

     Additional Strategic Relationships. As of December 31, 2000, the Company has entered into approximately 150 ICA license agreements. Currently, more than 200 different devices incorporate Citrix ICA, ranging from Linux terminals to information appliances, such as wireless phones and handheld devices. ICA licensees include IBM, Compaq, Hewlett Packard, Motorola, Samsung, Hitachi and Sharp, among others.

RESEARCH AND DEVELOPMENT

     The Company focuses its research and development efforts on developing new products and core technologies for its markets and further enhancing the functionality, reliability, performance and flexibility of existing products. The Company solicits extensive input concerning product development from users, both directly and indirectly through its channel partners.

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

     During 2000, 1999 and 1998, the Company incurred research and development expenses of approximately $50.6 million, $37.4 million and $22.9 million, respectively.

SALES, MARKETING AND SUPPORT

     The Company markets its products through multiple indirect channels worldwide, including distributors, value-added resellers, system integrators and original equipment manufacturers (OEM) licensees, as well as through a direct sales force. The Company provides training and certification to integrators, value-added resellers and consultants for a full-range of MetaFrame-based application deployment and management solutions and services through its Citrix Solutions Network(TM) ("CSN") program.

     As of December 31, 2000, the Company had relationships with approximately 90 distributors and approximately 7,500 CSN Providers worldwide. A number of the Company's strategic partners and OEM licensees provide additional indirect sales channels for the Company's products under either a Citrix brand or private brand name.

     In September 1998, the Company officially launched the Citrix Business Alliance(TM) ("CBA"), a coalition of industry-leading companies from across the technology spectrum who work closely with the Company to design and market complementary solutions for the Company and CBA customers. By the end of 2000, CBA membership had grown to more than 625 members, including key hardware, software, global and regional consulting partners. A sampling of the Company's membership includes Compaq, IBM, Hewlett Packard, Siebel Systems, PeopleSoft, SAP AG, Computer Associates, BMC Software, JD Edwards and National Semiconductor.

     The Company's sales and marketing organization actively supports its distributors and resellers. The Company's marketing department provides training, sales event support, sales collateral, advertising, direct mail and public relations coverage to its indirect channels to aid in market development and in attracting new customers. The Company's sales organization consists of field-based systems sales engineers and corporate sales professionals. Additional sales personnel, including those based in Fort Lauderdale, Florida; New York, New York; Atlanta, Georgia; Chicago, Illinois; San Mateo, California; Toronto, Canada; London, England; Munich, Germany; Schaffhausen, Switzerland; Paris, France; Amsterdam, Netherlands; Copenhagen, Denmark; Milan, Italy; Madrid, Spain; Sydney, Australia; Melbourne, Australia; Singapore; Tokyo, Japan; Hong Kong; Bangalore, India; Sao Paolo, Brazil and Mexico City, Mexico, support these field personnel. These additional sales personnel recruit prospective customers, provide technical advice with respect to the Company's products and work closely with key distributors and resellers of the Company's products. The Company plans to hire additional direct sales personnel to market its products to large corporate enterprise accounts.

     The Company provides most of its distributors with product return rights for stock balancing. Stock balancing rights permit distributors to return products to the Company for credit, within specified limits and subject to ordering an equal dollar amount of other Citrix products. Although the Company believes that it has adequate reserves to cover product returns, there can be no assurance that the Company will not experience significant returns in the future or that such reserves will be adequate. The Company also provides most of its distributors with price protection rights. Price protection rights require that the Company grant retroactive price adjustments for inventories of Citrix products held by distributors if the Company lowers its prices for such products. In the event that the Company determines to reduce its prices, it will establish a reserve to cover exposure to distributor inventory.

     The majority of the Company's services and support activities are related to software and network integration issues. Using the Company's own "shadowing" technology, support representatives are able to troubleshoot user issues remotely from Citrix call centers located in the United States, Ireland and Australia. The Company also provides technical advice to channel and strategic partners, who are utilized as first line support for their customers. Additionally, users can choose from a comprehensive fee-based support program ranging from one-time incident charges to an annual support agreement covering multiple sites and servers. Training for resellers is provided at the Company's Citrix Authorized Learning Centers ("CALCs"), which include a number of the world's leading IT training organizations. CALCs are staffed with Citrix Certified Instructors, who teach Citrix-developed courseware. In addition, the Company provides technical advice through its on-line services, quarterly Solution Search CD-ROM and fax services.

OPERATIONS

     The Company controls all purchasing, inventory, scheduling, order processing and accounting functions related to its operations. Production, warehousing and fulfillment are performed by independent contractors on a purchase order basis in the United States and in Ireland. Shipping is primarily performed at the locations of the independent contractors, although limited shipments are made from the Company's facilities. Master software diskettes, development of user manuals, packaging designs, initial product quality control and testing are performed at the Company's facilities. The independent contractors duplicate diskettes and CD-ROMs, print documentation, and package and assemble product to the Company's specifications. To date, the Company has not experienced any material difficulties or delays in the manufacture and assembly of its products.

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

     The Company generally ships products upon receipt of an order. As a result, the Company does not have significant backlog at any given time, and does not consider backlog to be a significant indicator of future performance.

COMPETITION

     The Company believes that companies, including Microsoft, have entered or will enter the market with solutions that involve a similar approach to the Company's multi-user application server. In particular, GraphOn Corporation and Santa Cruz Operation market products that claim to have functions similar to those found in MetaFrame, and Microsoft includes as a component of Windows Server Operating Systems its Remote Desktop Protocol (RDP), which has certain capabilities of the Company's ICA protocol. See "--Strategic Relationships" and "Management's Discussion and Analysis of Financial Conditions and Results of Operations -- Certain Factors Which May Affect Future Results." Additionally, the announcement of the release, and the actual release, of products competitive to the Company's existing and future product lines, could cause existing and potential customers of the Company to postpone or cancel plans to license certain of the Company's existing and future product offerings, which would adversely impact the Company's business, results of operations, and financial condition.

     In addition, alternative products exist for web applications in the internet software market that directly or indirectly compete with the Company's products. Existing or new products that extend internet software to provide database access or interactive computing can materially impact the Company's ability to sell its products in this market. Competitors in this market include Microsoft, AOL Time Warner, and other makers of web server application and browser software. As markets for the Company's products continue to develop, additional companies, including companies with significant market presence in the computer hardware, software and networking industries, may enter the markets in which the Company competes and further intensify competition. These competitors and other potential competitors may have significantly greater financial, technical, sales, marketing, support and other resources than the Company. There can be no assurance that the Company will be able to establish and maintain a market position in the face of increased competition. Although the Company believes that price has historically been a less significant competitive factor than product performance, reliability and functionality, the Company believes that price competition may become more significant in the future. The Company may not be able to maintain its historic prices, and an inability to do so could adversely affect the Company's business, results of operations and financial condition.

PROPRIETARY TECHNOLOGY

     The Company's success is heavily dependent upon proprietary technology. The Company has filed patent applications in the United States and foreign countries. A number of patents have been issued domestically and in foreign countries, while other patent applications are currently pending. The Company also takes steps to protect its technology under copyright laws. However, patent protection and existing copyright laws afford only limited protection for the Company's technology. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent, as do the laws of the United States. Accordingly, the Company also relies on trade secret protection and confidentiality and proprietary information agreements to protect its proprietary technology. The loss of any material trade secret, trademark, trade name or copyright could have a material adverse effect on the Company. There can be no assurance that the Company's efforts to protect its proprietary technology rights will be successful. Despite the Company's precautions, it may be possible for unauthorized third parties to copy certain portions of the Company's products or to obtain and use information that the Company regards as proprietary. A significant portion of the Company's sales is derived from the licensing of Company packaged products under "shrink wrap" license agreements that are not signed by licensees and electronic licensing agreements, which may be unenforceable under the laws of certain foreign jurisdictions. Although the Company does not believe that its products infringe on the rights of third parties, there can be no assurance that third parties will not assert infringement claims against the Company in the future or that any such assertion will not result in costly litigation or require the Company to obtain a license to proprietary technology rights of such parties. In addition, there can be no assurance that such licenses will be available on reasonable terms or at all.

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

EMPLOYEES

     As of December 31, 2000, the Company had approximately 1,400 employees. The Company's relations with its French employees are governed by certain labor regulations in the region. The Company believes its relations with employees are good.

ITEM 2.  PROPERTIES

     The Company's corporate offices are located in Fort Lauderdale, Florida. The corporate offices consist of leased and subleased office space in various buildings totaling approximately 257,000 square feet. To consolidate certain of the Company's corporate offices and to accommodate the Company's projected growth, the Company entered into a lease agreement for approximately 140,000 square feet of space in Fort Lauderdale beginning in the second quarter of 2001. Upon occupancy of this new facility, the Company plans to sublease certain of the space in the various buildings for the remainder of their respective lease terms. In addition, the Company leases approximately 68,000 square feet of office space in other locations in the United States and Canada.

     The Company leases and subleases a total of approximately 154,000 square feet of office space in various other facilities in Europe, Latin America and the Asia Pacific region. The Company has entered into an agreement to lease approximately 43,000 square feet of office space in the United Kingdom beginning in the second quarter of 2001. In addition, the Company has entered into an agreement to purchase land and buildings in the United Kingdom with approximately 41,000 square feet of office space for a total purchase consideration of approximately $22 million.

ITEM 3.  LEGAL PROCEEDINGS

     In June 2000, the Company and certain of its officers and directors were named as defendants in several securities class action lawsuits filed in the United States District Court for the Southern District of Florida on behalf of purchasers of the Company's Common Stock during the period October 20, 1999 to June 9, 2000 ("class period"). These actions have been consolidated as In Re Citrix Systems, Inc. Securities Litigation. These lawsuits generally allege that, during the class period, the defendants made misstatements to the investing public about the Company's financial condition and prospects. The complaint seeks unspecified damages and other relief. Although the Company believes that the plaintiffs' claims lack merit and intends to vigorously defend the lawsuits, there can be no assurance that the outcome of this matter will not have a material adverse effect on the financial condition of the Company.

     In September 2000, a shareholder filed a claim in the Court of Chancery of the State of Delaware against the Company and nine of its officers and directors alleging breach of fiduciary duty by failing to disclose all material information concerning the Company's financial condition at the time of the proxy solicitation. The complaint seeks unspecified damages. By order of the court in January 2001, the action was conditionally stayed. The Company believes the plaintiff's claim lacks merit and should the action ultimately proceed in Delaware court or elsewhere, the Company intends to vigorously defend the lawsuit. In February 2001, the plaintiff filed a motion with the court for award of attorney's fees and litigation costs in the amount of $2,000,000 and $60,000, respectively. While the Company is unable to determine the ultimate outcome of these matters, the Company believes the plaintiff's motion lacks merit and intends to vigorously defend it.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                PRICE RANGE OF COMMON STOCK AND DIVIDEND POLICY

     The Company's Common Stock is currently traded on The Nasdaq National Market under the symbol "CTXS." The following table sets forth the high and low closing prices for the Company's Common Stock as reported on The Nasdaq National Market for the periods indicated, as adjusted to the nearest 1/16 to reflect the two-for-one stock split in the form of a stock dividend declared on March 1, 1999 and paid on March 25, 1999 to holders of record of the Company's Common Stock on March 17, 1999, and the two-for-one stock split in the form of a stock dividend declared on January 19, 2000 and paid on February 16, 2000 to holders of record of the Company's Common Stock on January 31, 2000. Such information reflects inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

                                                              HIGH         LOW
                                                              ----         ---
YEAR ENDED DECEMBER 31, 2001:
  First quarter (through March 12, 2001)....................  $ 36 5/8     $19 11/16
YEAR ENDED DECEMBER 31, 2000:
  Fourth quarter............................................  $ 30 7/8     $17 1/8
  Third quarter.............................................  $ 23 3/4     $14 5/16
  Second quarter............................................  $ 83 11/16   $18 7/16
  First quarter.............................................  $118 9/16    $52 1/2
YEAR ENDED DECEMBER 31, 1999:
  Fourth quarter............................................  $ 64 5/8     $29 9/16
  Third quarter.............................................  $ 34 5/8     $22 3/4
  Second quarter............................................  $ 28 11/16   $14 11/16
  First quarter.............................................  $ 25 5/8     $17

     On March 12, 2001, the last reported sale price of the Common Stock on The Nasdaq National Market was $19 11/16 per share. As of March 12, 2001, there were approximately 1,128 holders of record of the Common Stock.

     The Company currently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends on its capital stock in the foreseeable future.

     In connection with the Company's stock repurchase program, in October 2000, the Board of Directors approved a program authorizing the Company to sell put warrants that entitle the holder of each warrant to sell to the Company, generally by physical delivery, one share of the Company's Common Stock at a specified price. As of December 31, 2000, the Company sold 1.3 million put warrants at an average strike price of $26.17, expiring on various dates between January and March 2001, and received proceeds of $4.9 million. Put warrants are typically exercisable three months after the date of sale. As of December 31, 2000, the Company has a total potential repurchase obligation of approximately $34.0 million associated with the outstanding put warrants. The issuance of these securities is exempt from registration under Section 4(2) of the Securities Act of 1933.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                                                                     YEAR ENDED DECEMBER 31,
                                                     --------------------------------------------------------
                                                        2000         1999        1998       1997       1996
                                                     ----------   ----------   --------   --------   --------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF INCOME DATA:
Net revenues.......................................  $  470,446   $  403,285   $248,636   $123,933   $ 44,527
Cost of revenues (excluding amortization presented
  separately below)................................      29,054       14,579     16,682     12,304      5,099
                                                     ----------   ----------   --------   --------   --------
Gross margin.......................................     441,392      388,706    231,954    111,629     39,428
Operating expenses:
  Research and development.........................      50,622       37,363     22,858      6,948      3,843
  Sales, marketing and support.....................     180,384      121,302     74,855     35,352     13,741
  General and administrative.......................      58,685       37,757     20,131     10,651      4,126
  Amortization of intangible assets................      30,395       18,480     10,190         --         --
  In-process research and development..............          --        2,300     18,416      3,950         --
  Write-down of technology(a)......................       9,081           --         --         --         --
                                                     ----------   ----------   --------   --------   --------
    Total operating expenses.......................     329,167      217,202    146,450     56,901     21,710
                                                     ----------   ----------   --------   --------   --------
Income from operations.............................     112,225      171,504     85,504     54,728     17,718
Interest and other income..........................      39,781       23,843     10,043      9,903      4,545
Interest expense...................................     (16,989)     (12,622)       (75)        (9)        --
                                                     ----------   ----------   --------   --------   --------
Income before income taxes.........................     135,017      182,725     95,472     64,622     22,263
Income taxes.......................................      40,505       65,781     34,370     23,264      3,562
                                                     ----------   ----------   --------   --------   --------
Net income.........................................  $   94,512   $  116,944   $ 61,102   $ 41,358   $ 18,701
                                                     ==========   ==========   ========   ========   ========
Diluted earnings per share(b)......................  $     0.47   $     0.61   $   0.33   $   0.24   $   0.11
                                                     ==========   ==========   ========   ========   ========
Diluted weighted-average shares outstanding(b).....     199,731      192,566    182,594    174,524    163,620
                                                     ==========   ==========   ========   ========   ========

                                                                 DECEMBER 31,
                                           --------------------------------------------------------
                                              2000         1999        1998       1997       1996
                                           ----------   ----------   --------   --------   --------
                                                                (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Working capital..........................  $  427,344   $  433,249   $158,900   $222,916   $139,778
Total assets.............................   1,112,573    1,037,857    431,380    282,668    149,580
Long term debt, capital lease obligations
  and put warrants.......................     346,229      313,940         48          8          8
Stockholders' equity.....................     592,875      533,070    297,454    196,848    141,851

---------------

(a) In the fourth quarter of 2000, the Company recorded impairment write-downs of previously acquired core technology of $9.1 million, as further discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations."

(b) Diluted earnings per share and diluted weighted-average shares outstanding have been adjusted to reflect the two-for-one stock split in the form of a stock dividend declared on May 17, 1996 and paid on June 4, 1996 to holders of record of the Company's Common Stock on May 28, 1996; the three-for-two stock split in the form of a stock dividend declared on January 25, 1998 and paid on February 20, 1998 to holders of record of the Company's Common Stock on February 12, 1998; the two-for-one stock split in the form of a stock dividend declared on March 1, 1999 and paid on March 25, 1999 to holders of record of the Company's Common Stock on March 17, 1999; and the two-for-one stock split in the form of a stock dividend declared on January 19, 2000 and paid on February 16, 2000 to holders of record of the Company's Common Stock on January 31, 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company develops, markets, sells and supports comprehensive delivery and management software that enables effective and efficient deployment and management of enterprise applications, including those designed for Microsoft Windows(R) operating systems and UNIX(R) operating systems. The Company's Application Servers product line, which comprises the largest source of the Company's revenue, primarily consists of the MetaFrame(TM) products and related options. The MetaFrame products, which began shipping in the second quarter of 1998, permit organizations to deploy and manage applications without regard to location, network connection or type of client hardware platforms.

     On May 9, 1997, the Company and Microsoft entered into a License, Development and Marketing Agreement, as amended (the "Development Agreement"), which provides for the licensing to Microsoft of certain of the Company's multi-user software enhancements to Microsoft's Windows NT Server and for the cooperation between the parties for the development of certain future multi-user versions of Microsoft Windows NT Server, Terminal Server Edition and Microsoft Windows 2000 (collectively, "Windows Server Operating Systems"). The Development Agreement also provides for each party to develop its own enhancements to the jointly developed products, which may provide access to Windows Server Operating Systems base platforms from a wide variety of computing devices. In June 1998, the Company released its MetaFrame product, a Company-developed enhancement that implements the Independent Computing Architecture (ICA(R)) on the Windows Server Operating Systems. In addition, Microsoft and the Company have agreed to engage in certain joint marketing efforts to promote the use of Windows Server Operating Systems-based multi-user software and the Company's ICA protocol. Pursuant to the terms of the Development Agreement, in May 1997, the Company received $75 million as a non-refundable royalty payment for engineering and support services to be rendered by the Company. Under the terms of the Development Agreement, as amended, the Company received additional payments totaling $100 million. No additional payments are due pursuant to the Development Agreement.

     As a result of the Development Agreement, the Company continues to support the Microsoft Windows NT platform, but the MetaFrame products and later releases no longer directly incorporate Windows NT technology. For example, the Company's MetaFrame for UNIX products enable the deployment and management of applications designed for UNIX operating systems such as Sun Solaris, HP-UX, or IBM-AIX (collectively, "UNIX Operating Systems.") The Company plans to continue developing enhancements to its MetaFrame products and expects that these products and associated options will constitute a majority of its revenues for the foreseeable future.

     Revenue is recognized when earned. The Company's revenue recognition policies are in compliance with the American Institute of Certified Public Accountants Statement of Position ("SOP") 97-2 (as amended by SOP 98-4 and SOP 98-9) and related interpretations, "Software Revenue Recognition." Product revenues are recognized upon shipment of the software product only if no significant Company obligations remain, the fee is fixed or determinable, and collection of the resulting receivable is deemed probable. The initial fee of $75 million relating to the Development Agreement is being recognized ratably over the five-year term of the contract, which began in May 1997. The additional $100 million received pursuant to the Development Agreement, as amended, is being recognized ratably over the remaining term of the contract, effective April 1998. In the case of non-cancelable product licensing arrangements under which certain Original Equipment Manufacturers ("OEMs") have software reproduction rights, initial recognition of revenue also requires delivery and customer acceptance of the product master or first copy. Subsequent recognition of revenues is based upon reported royalties from the OEMs. Revenue from packaged product sales to distributors and resellers is recorded when related products are shipped. The Company also distributes software through electronic licensing. These revenues are recognized when the customer is provided with the activation keys that allow the customer to take immediate possession of the software pursuant to an agreement or purchase order. In software arrangements that include rights to multiple software products, post-contract customer support ("PCS"), and/or other services, the Company allocates the total arrangement fee among each deliverable based on the relative fair value of each of the deliverables determined based on vendor-specific objective evidence ("VSOE"). The Company sells software and PCS separately and VSOE is determined by the price charged when each element is sold separately. Product returns and sales allowances, including stock rotations, are estimated and provided for at the time of sale. Non-recurring engineering fees are recognized ratably as the work is performed. Revenues from training and consulting are recognized when the services are performed. Service and subscription revenues from customer maintenance fees for ongoing customer support and product updates and upgrades are based on the price charged or derived value of the undelivered elements and are recognized ratably over the term of the contract, which is typically twelve to twenty-four months. Service revenues are included in net revenues on the face of the consolidated statements of income.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB
101). The Company adopted the provisions of SAB 101 in October 2000. SAB 101 does not supersede the software industry specific revenue recognition guidance, but provides current interpretations of software revenue recognition requirements. The adoption of SAB 101 did not have a significant effect on the Company's financial position or results of operations.

     The Company has acquired and licensed technology related to its strategic objectives. In February 1998, June 1998, July 1998 and July 1999, the Company completed the acquisitions of Insignia Solutions, plc for approximately $17.5 million, APM Limited for approximately $40.4 million, VDOnet Corporation Limited for approximately $7.9 million, and ViewSoft, Inc. for approximately $33.5 million, respectively.

     In January 1998, the Company licensed certain software technology from EPiCON, Inc., for approximately $8.0 million payable in cash. In December 1999, the Company amended its license agreement with EPiCON to allow the Company access to additional software technology and to extend the exclusive license term for an additional $4.0 million, payable in equal installments upon completion of project phases, of which $1.3 million was paid in cash at the amendment date, $1.3 million was paid in 2000, and the remainder is expected to be paid in 2001.

     In February 2000, the Company acquired all of the operating assets of the Innovex Group, Inc ("Innovex") for approximately $47.8 million in cash, of which $28.7 million was paid at the closing date, and the balance is payable, in equal installments, 18 and 24 months after the closing date contingent upon future events, as defined in the acquisition agreement.

     These acquisitions and the licensing arrangement were accounted for under the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16, "Accounting for Business Combinations." The Company allocated the cost of the acquisitions to the assets acquired and the liabilities assumed based on their estimated fair values. Except for Innovex, the acquired intangible assets included in-process technology projects, among other assets, which were related to research and development that had not reached technological feasibility and for which there was no alternative future use.

     The following discussion relating to the individual financial statement captions, the Company's overall financial performance, operations and financial position should be read in conjunction with the factors and events described in "-- Overview" and "-- Certain Factors Which May Affect Future Results" which may impact the Company's future performance and financial position.

RESULTS OF OPERATIONS

     The following table sets forth statement of income data of the Company expressed as a percentage of net revenues and as a percentage of change from period-to-period for the periods indicated:

                                                                             2000        1999
                                                YEAR ENDED DECEMBER 31,    COMPARED    COMPARED
                                                -----------------------       TO          TO
                                                2000     1999     1998       1999        1998
                                                -----    -----    -----    --------    --------
Net revenues..................................  100.0%   100.0%   100.0%     16.7%         62.2%
Cost of revenues (excluding amortization
  presented separately below).................    6.2      3.6      6.7      99.3         (12.6)
                                                -----    -----    -----
Gross margin..................................   93.8     96.4     93.3      13.6          67.6
Operating expenses:
  Research and development....................   10.8      9.3      9.2      35.5          63.5
  Sales, marketing and support................   38.3     30.1     30.1      48.7          62.0
  General and administrative..................   12.5      9.4      8.1      55.4          87.6
  Amortization of intangible assets...........    6.5      4.6      4.1      64.5          81.4
  In-process research and development.........     --      0.5      7.4         *             *
  Write-down of technology....................    1.9       --       --         *             *
                                                -----    -----    -----
     Total operating expenses.................   70.0     53.9     58.9      51.5          48.3
                                                -----    -----    -----
Income from operations........................   23.8     42.5     34.4     (34.6)        100.6
Interest and other income.....................    8.5      5.9      4.0      66.8         138.9
Interest expense..............................   (3.6)    (3.1)      --      34.6             *
                                                -----    -----    -----
Income before income taxes....................   28.7     45.3     38.4     (26.1)         91.4
Income taxes..................................    8.6     16.3     13.8     (38.4)         91.4
                                                -----    -----    -----
Net income....................................   20.1%    29.0%    24.6%    (19.2)         91.4
                                                =====    =====    =====

---------------
* not meaningful.

     Net Revenues.  Net revenues are presented below in five categories:
Application Servers, Management Products, Computing Appliances Products, Microsoft Royalties and Services and Other Revenue. Application Servers revenue primarily represents fees related to the licensing of the Company's MetaFrame products, subscriptions for product support, updates and upgrades and additional user licenses. Management Products consist of Load Balancing Services, Resource Management Services and other options. Computing Appliances Products revenue consists of license fees and royalties from OEMs who are granted a license to incorporate and/or market the Company's multi-user technologies in their own product offerings. Microsoft Royalties represent fees recognized in connection with the Development Agreement. Services and Other Revenue consist primarily of consulting in the delivery of implementation services and systems integration solutions, as well as customer support.

     The increase in net revenues in 2000 was primarily attributable to an increase in Application Servers revenue resulting from an increase in the number of MetaFrame licenses sold. This increase was partially offset by a decrease in revenue from the WinFrame product line. WinFrame is Windows application server software based on Windows NT 3.51. The Company expects that sales of MetaFrame-based products will continue to make up a large percentage of net revenues. The increase in net revenues in 2000 was also due to an increase in the volume of shipments of Management Products, specifically, Load Balancing Services and Resource Management Services, and to a lesser extent an increase in Services revenue due mainly to additional consulting revenue resulting from the Innovex acquisition. The Company anticipates that revenue from the Development Agreement with Microsoft will account for a decreasing percentage of net revenues. Net revenues from Computing Appliances Products declined in 2000 due to decreased volume of licensing to OEMs.

     The increase in net revenues in 1999 was primarily attributable to increases in the volume of shipments of the Company's MetaFrame products and associated additional user licenses, which began shipping in June 1998, while sales of the WinFrame products and associated additional user licenses decreased. To a lesser extent, the increase in net revenues in 1999 was due to an increase in revenue related to the Development Agreement with Microsoft and increases in the volume of shipments of Management Products, primarily due to higher sales levels of the Load Balancing Services product as end users implemented larger scale MetaFrame solutions. Net revenues of Computing Appliances Products declined in 1999 due to decreased volume of licensing to OEMs.

     An analysis of the Company's net revenues is presented below:

                                            YEAR ENDED DECEMBER 31,      REVENUE         REVENUE
                                            -----------------------       GROWTH          GROWTH
                                            2000     1999     1998     1999 TO 2000    1998 TO 1999
                                            -----    -----    -----    ------------    ------------
Application Servers.......................   71.4%    74.2%    69.4%       12.2%           73.5%
Management Products.......................   12.3      9.5      4.8        50.8           222.6
Computing Appliances Products.............    1.0      2.4      8.8       (49.4)          (55.2)
Microsoft Royalties.......................    8.5      9.9     12.8         0.2            25.5
Services and Other Revenue................    6.8      4.0      4.2       100.3            49.3
                                            -----    -----    -----
Net Revenues..............................  100.0%   100.0%   100.0%       16.7            62.2
                                            =====    =====    =====

     International and Segment Revenues. International revenues (sales outside of the United States) accounted for approximately 40.3%, 38.7% and 31.6% of net revenues for the years ended December 31, 2000, 1999 and 1998, respectively. For additional information on the breakdown of international revenues, please refer to Note 12 to the Company's Consolidated Financial Statements appearing in Item 8 of this Annual Report. The increase in international revenues as a percentage of net revenues was primarily due to the Company's increased sales and marketing efforts and continued demand for the Company's products in Europe and Asia. The Company anticipates that international revenues will account for an increasing percentage of net revenues in the future.

     An analysis of geographic segment net revenue is presented below:

                                            YEAR ENDED DECEMBER 31,      REVENUE         REVENUE
                                            -----------------------       GROWTH          GROWTH
                                            2000     1999     1998     1999 TO 2000    1998 TO 1999
                                            -----    -----    -----    ------------    ------------
Americas..................................   52.8%    53.0%    57.1%       16.3%           50.5%
EMEA......................................   33.7     32.1     25.8        22.4           101.9
Asia Pacific..............................    5.0      5.0      4.3        16.2            87.3
Other.....................................    8.5      9.9     12.8         0.2            25.5
                                            -----    -----    -----
Consolidated net revenues.................  100.0%   100.0%   100.0%       16.7            62.2
                                            =====    =====    =====

     The increase in net revenues in 2000 and 1999 was primarily attributable to greater sales and marketing efforts and continued demand for the Company's products in the Americas and Europe, Middle East & Africa ("EMEA") regions and larger scale MetaFrame implementations in these regions. The EMEA revenue increase in 1999 was also due to the opening and expansion of additional sales offices in that region.

     The Company expects to continue investing in international markets and expanding its international operations by establishing additional foreign operations, hiring personnel, expanding its international sales force and adding new third party channel partners. International revenues may fluctuate in future periods as a result of difficulties in staffing, dependence on an independent distribution channel, competition, variability of foreign economic and political conditions and changing restrictions imposed by regulatory requirements, localized product release timing and related issues of marketing such products in foreign countries.

     Cost of Revenues. Cost of revenues consisted primarily of the cost of royalties, product media and duplication, manuals, packaging materials and shipping expense. All development costs incurred in connection with the Development Agreement are expensed as incurred and are reported as cost of revenues. The

Company's cost of revenues exclude amortization of core technology. Cost of revenues also consists of compensation and other personnel-related costs for consulting services.

     Gross Margin. The decrease in gross margin as a percent of net revenues from 1999 to 2000 was primarily due to reserves for obsolete inventory on hand and the impact of the consulting services business which has a lower gross profit margin as a percentage of net revenue than that associated with the sale of software licenses. The inventory reserved for obsolescence was destroyed in 2000. This decrease was slightly offset by an increase in sales of electronic licenses, which have a higher gross margin versus traditional packaged product as a percentage of product revenue. The Company anticipates gross margin as a percentage of net revenues will increase from current levels but will remain below historical levels as the Company increases its consulting services offering.

     The increase in gross margin as a percent of net revenues from 1998 to 1999 was primarily due to increases in sales of the MetaFrame product and related user licenses. The MetaFrame products have a relatively high gross margin contribution as the MetaFrame products bear less royalties than those associated with the WinFrame products. Gross margin related to the Development Agreement increased from 1998 to 1999 due primarily to an increase in revenue related to the Development Agreement as well as a decrease in related engineering and support expenses which resulted from the maturity level of the MetaFrame product. The overall increase in gross margin as a percentage of net revenues for 1999 was partially offset by an increase in inventory reserves.

     Research and Development Expenses. Research and development expenses consisted primarily of personnel-related costs. All development costs included in the research and development of software products and enhancements to existing products have been expensed as incurred except for certain intangible assets related to the acquisitions and licensed technology described herein. Increases in research and development expenses in 2000 and 1999 resulted primarily from additional staffing, associated salaries and related expenses required to expand and enhance the Company's product lines.

     Sales, Marketing and Support Expenses. The increase in sales, marketing and support expenses in 2000 and 1999 resulted primarily from increased headcount levels of sales, services and marketing staff and associated salaries, commissions and expenses in order to increase the Company's sales, consulting and marketing efforts. The increase was also due to higher levels of promotional activities and marketing programs directed at customer and business partner acquisition and retention, and additional advertising activities related to specific product lines and corporate branding. Promotional activities include various demand generation programs as well as direct mail campaigns, programs directed at resellers and trade shows.

     General and Administrative Expenses. Increases in general and administrative expenses in 2000 and 1999 resulted primarily from increased staff, associated salaries and related expenses necessary to support overall increases in the scope of the Company's operations. The increase in 2000 was also due to an increase in legal fees relating to litigation and general corporate matters.

     Amortization of Intangible Assets. The increases in amortization of goodwill and identifiable intangible assets in 2000 and 1999 are primarily due to the acquisition of APM Ltd. in June 1998, VDOnet Corporation Ltd. in July 1998, and ViewSoft, Inc. in July 1999. These acquisitions resulted in additional goodwill and identifiable intangible assets of approximately $30.5 million, $5.6 million and $31.1 million, respectively, at their respective date of acquisition. Additionally, for 2000, the increase was also due to the acquisition of Innovex in February 2000 which resulted in additional goodwill and identifiable intangible assets of approximately $26.7 million. As of December 31, 2000, the Company had net goodwill and identifiable intangible assets of $43.3 million, associated with these transactions, remaining to be amortized over three to four years following the acquisitions. The Company anticipates that amortization of goodwill and identifiable intangible assets will decrease from 2000 levels due to the write-downs of core technology recorded in the fourth quarter of 2000 (see further discussion under "-- Write-Down of Technology.")

     In-Process Research and Development. In 1999, the Company completed the acquisition of certain in-process software technologies from ViewSoft, in which it allocated $2.3 million of the purchase price to IPR&D. During 1998, the Company completed acquisitions and a licensing of certain in-process software technologies in which it allocated a portion of the purchase price to IPR&D. The Company allocated $2.7 million, $10.7 million and $2.4 million in 1998 for IPR&D related to the Insignia, APM and VDOnet acquisitions, respectively, and $2.6 million in 1998 for IPR&D related to the licensing agreement with EPiCON.

     Since the respective dates of acquisition and licensing, the Company has used some of the acquired in-process technology to develop new product offerings and enhancements, which have or will become part of the Company's suite of products when completed. For projects completed, such as those associated with the EPiCON and Insignia transactions, functionality included in products using the acquired in-process technology have been introduced at various times following the respective transaction dates of the acquired assets and licensing. Acquired technology associated with the APM and VDOnet acquisitions were written down in the fourth quarter of 2000, as further discussed below under "-- Write-Down of Technology." The Company currently expects to complete the development of the remaining projects associated with the ViewSoft acquisition in 2001. Upon completion, the Company intends to offer the related products to its customers.

     The nature of the efforts required to develop and integrate the acquired in-process technology into commercially viable products or features and functionalities within the Company's suite of existing products principally relate to the completion of all planning, designing and testing activities that are necessary to establish that the products can be produced to meet design requirements, including functions, features and technical performance requirements. The Company currently expects that products utilizing the remaining acquired in-process technology will be successfully developed, but there can be no assurance that commercial viability of any of these products will be achieved. Furthermore, future developments in the software industry, particularly in the server-based computing environment, changes in technology, changes in other products and offerings or other developments may cause the Company to alter or abandon product plans.

     Failure to complete the development of the ViewSoft project in its entirety, or in a timely manner, could have a material adverse impact on the Company's financial condition and results of operations. No assurance can be given that actual revenues and operating profit attributable to acquired in-process research and development will not deviate from the projections used to initially value such technology when acquired. Ongoing operations and financial results for acquired assets and licensed technology, and the Company as a whole, are subject to a variety of factors, which may not have been known or estimable at the date of such transactions.

     A description of the in-process research and development and the estimates made by the Company for each of the APM, VDOnet and ViewSoft transactions is summarized below. All of the acquired projects were targeted for the server-based computing market.

APM

     The in-process research and development acquired in the APM acquisition consisted primarily of one significant research and development project. The project is a Windows NT-based application server for Java applications. At the date of the acquisition, APM was shipping a Java application server solution that allowed an enterprise user to access Java-applets from the Internet and execute these applets outside the corporate firewall in a server-based computing configuration in a fashion that was transparent to the enterprise user. APM was in the process of modifying its software product to incorporate changes necessary for it to interface with Java 2.0, which was a major new release that included major rewrites to the Java desktop. Following the acquisition, the Company planned on continuing the process of incorporating changes necessary to interface with Java 2.0, and in addition, planned on further developing the software product into an application server for Java 2.0 that would operate in a MetaFrame server environment.

     The Company estimated this project was less than 45% complete at the date of acquisition. The aggregate value assigned to the in-process research and development was $10.7 million. In the second quarter of 2000, management changed the Java application server to a Java Performance Pack product, which adds performance enhancements and management tools to other Citrix products.

     At the time of the acquisition, it was anticipated that there was a growing need and momentum in the market to develop and run Java client applications. Since the acquisition, the market has not developed as anticipated. As a result, the Company has no current plans to further develop this technology.

VDONET

     The in-process research and development acquired in the VDOnet acquisition consisted primarily of one significant research and development project, ICA Video Services. This project allows video applications and applications containing video to be viewed on an ICA client, and was targeted for the server-based computing market. At the date of the acquisition, VDOnet was shipping a client server video streaming product that was not operational in a Windows NT or in a MetaFrame environment. VDOnet was in the process of modifying its software to be operational in a Windows NT environment. In addition, VDOnet was developing enhancements that would provide for a live camera feed and multicast, which was intended to direct a video stream to multiple client devices simultaneously. The Company estimates this project was less than 65% complete at the date of acquisition. The aggregate value assigned to the in-process research and development was $2.4 million.

     Following the acquisition, the Company continued the process of modifying the VDOnet software to be operational in a Windows NT environment. Subsequent development efforts resulted in the VideoFrame 1.0 product, which was shipped in the third quarter of 1999, but has resulted in few sales to end users. Since the acquisition, the Company explored alternative uses for the acquired technology. These uses related primarily to delivering video applications in a server-based computing environment and video streaming with ICA devices. Currently, the Company has no plans to further develop this technology.

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

     The actual and estimated costs to complete and completion dates of the in-process and core technology acquired for each acquisition are as follows:

                                                    APM          VDONET       VIEWSOFT
                                                 ----------    ----------    ----------
                                                             (IN THOUSANDS)
Date Acquired..................................   June 1998     July 1998     July 1999
Cost Incurred to Date..........................      $4,275        $4,230        $4,370
Estimated Cost to Complete.....................          --            --         4,988
                                                 ----------    ----------    ----------
Total Estimated Project Cost...................      $4,275        $4,230        $9,358
                                                 ==========    ==========    ==========
Estimated Cost to Complete at Date of
  Valuation....................................      $4,000         $ 200         $ 660
                                                 ==========    ==========    ==========
Estimated Completion Date at Date of
  Valuation....................................  First         Second        Fourth
                                                 Quarter of    Quarter of    Quarter of
                                                 1999          1999          1999
Estimated Completion Date......................         N/A           N/A    Third
                                                                             Quarter of
                                                                             2001

     The estimated completion date of the ViewSoft project has been delayed from the originally anticipated completion date due to increases in project scope, a longer testing period and transition of the development team. The Company is currently unable to determine the impact of such delays on its business, future results of operations and financial condition. There can be no assurance that the Company will not incur additional charges in subsequent periods to reflect costs associated with completing this project or that the Company will be successful in its efforts to integrate and further develop this technology.

     Write-Down of Technology. The Company periodically reviews its goodwill and other intangible assets to determine if any impairment exists. In June 1998, the Company completed its acquisition of APM Ltd. The acquired core technology consisted primarily of a Java software product that would operate in a MetaFrame server environment. At the time of acquisition, it was anticipated that there was a growing need and momentum in the market to develop and run Java client applications. Since the acquisition, the market has not developed as anticipated. In the second quarter of 2000, management changed the Java application server to a Java Performance Pack product, which adds performance enhancements and management tools to other Citrix products. By the fourth quarter of 2000, the Company had developed a Java Performance Pack and was assessing the market demand for this technology. As of December 31, 2000, the Company did not believe that there were sufficient projected cash flows to support the net book value of the core technology associated with the APM acquisition. In addition, the Company determined that there was no alternative future use for the acquired technology. As a result, the Company recorded a write-down of $7.3 million, representing the net book value of the APM core technology as of December 31, 2000.

     In July 1998, the Company completed its acquisition of VDOnet Corporation Ltd. The acquired core technology consisted primarily of the ICA Video Services project which allowed video applications and applications containing videos to be viewed on an ICA client. Subsequent development efforts resulted in the VideoFrame 1.0 product, which was shipped in the third quarter of 1999, but has resulted in few sales to end users. Since the acquisition, the Company has explored alternative uses for the acquired technology. By the third quarter of 2000, the Company was exploring uses related primarily to delivering video applications in a server-based computing environment and video streaming with ICA devices. In the fourth quarter of 2000, the Company reviewed potential modifications to its cash flow projections based on alternative uses for the technology. As a result of its evaluation, the Company did not believe that there were sufficient projected cash flows to support the carrying value of the core technology. As a result, the Company recorded a write-down of $1.8 million, representing the net book value of the VDOnet core technology as of December 31, 2000.

     Interest and Other Income. The increase in interest and other income in 2000 was primarily due to the full year effect of interest earned on the invested net proceeds from the issuance of the zero coupon convertible subordinated debentures (the "Debentures") in March 1999 and interest earned from the increase in cash from operations. In addition, other income increased as the Company changed the composition of its investment portfolio in the fourth quarter of 2000 from tax-exempt and taxable to predominantly taxable securities. The increase in interest and other income in 1999 was primarily due to interest earned on the invested net proceeds from the issuance of Debentures in March 1999. The Company may acquire or make investments in companies it believes are related to its strategic objectives. Such investments will reduce the Company's cash and/or investment balances and therefore may reduce interest income.

     Interest Expense. The increases in interest expense in 2000 and 1999 were primarily due to interest related to the Debentures issued in March 1999.

     Income Taxes. In July 1999, the Company changed its organizational structure whereby it moved certain operational and administrative processes to overseas subsidiaries. The restructuring resulted in foreign earnings being taxed at lower foreign tax rates. In 2000, the Company determined that foreign earnings will be permanently reinvested overseas in order to fund the Company's growth in overseas markets. As a result of these organizational changes, the Company's effective tax rate amounted to 30% in 2000, as compared to 36% in 1999 and 1998.

LIQUIDITY AND CAPITAL RESOURCES

     During 2000, the Company generated positive operating cash flows of $243.2 million related primarily to net income of $94.5 million, adjusted for non-cash items including tax benefits from the exercise of non-statutory stock options and disqualifying dispositions of incentive stock options of $63.9 million, depreciation and amortization expenses of $50.2 million, and provisions for product returns and inventory obsolescence of $34.8 million primarily due to stock rotations and the overall increase in the Company's revenues. These cash inflows were partially offset by an aggregate decrease in cash flow from operating assets and liabilities of $26.6 million. Cash used in investing activities of $1.8 million for 2000 related primarily to the expenditure of $43.5 million for the purchase of computer equipment, leasehold improvements and office equipment to support the Company's growth and expansion, and net cash paid for acquisitions, primarily the Innovex Group, of $30.1 million, partially offset by cash inflows from the net sale of investments totaling $73.2 million. Cash used in financing activities of $82.6 million related primarily to the expenditure of $157.9 million for stock repurchase programs, partially offset by $70.5 million from the issuance of common stock under the Company's stock option and employee stock purchase plans and $4.9 million generated from premiums charged in the sale of put warrants.

     During 1999, cash provided by operating activities of $184.0 million related primarily to net income of $116.9 million, adjusted for non-cash items including tax benefits from the exercise of non-statutory stock options and disqualifying dispositions of incentive stock options of $50.8 million, depreciation and amortization expenses of $27.6 million and an increase in accounts payable and other accrued expenses of $25.1 million due to increased marketing expenses, accrued taxes and royalty fees and provisions for product returns of $20.9 million primarily due to stock rotation caused by the release of MetaFrame 1.8 and the overall increase in the Company's revenues. These cash inflows were partially offset by increases in accounts receivable of $44.0 million due primarily to higher revenue levels and an increase of prepaid expenses of $32.8 million due primarily to a receivable from estimated tax payments in excess of the tax liability. Cash used in investing activities of $457.5 million for 1999 related primarily to the net purchases of investments of $396.2 million, the net cash paid for the acquisition of ViewSoft of $32.7 million and the expenditure of $26.3 million for the purchase of leasehold improvements and equipment to support the Company's growth and expansion into new facilities. Cash provided by financing activities of $362.1 million related primarily to the net proceeds from the issuance of convertible subordinated debentures and $70.4 million from the issuance of common stock under the Company's stock option and employee stock purchase plans.

     At December 31, 2000, the Company had $849.2 million in cash and investments, including $375.0 million in cash and cash equivalents, and $427.3 million of working capital. The Company's cash and cash equivalents are invested in investment grade, highly liquid securities to minimize interest rate risk and allow for flexibility in the event of immediate cash needs.

     In December 2000, the Company, through a wholly-owned subsidiary, entered into a forward bond purchase agreement ("Bond Purchase Agreement") with an investment advisor. Pursuant to the Bond

Purchase Agreement, the Company will purchase zero coupon bonds ("Forward Bonds") from the investment advisor at certain scheduled dates pursuant to the Bond Purchase Agreement. The purchase price of the Forward Bonds will equal the expected future coupon or principal payment amounts received on six underlying corporate securities. The corporate securities, which have an aggregate amortized cost of $158.2 million at December 31, 2000, generally provide for semi-annual interest payments and mature at various dates between December 2003 and March 2004. The Forward Bonds will mature on March 15, 2004 with an aggregate maturity value of approximately $195 million. The Bond Purchase Agreement and the underlying corporate securities are classified as held-to-maturity, therefore, the Company does not recognize changes in the fair value of these investments unless a decline in the fair value of the investments is other than temporary, in which case a loss would be recognized in earnings. The underlying corporate securities have been pledged as security for the Company's future obligations to purchase the Forward Bonds.

     In December 2000, the Company invested $158.1 million in a trust ("Trust") held by an investment advisor. The Trust primarily consists of assets which in turn invest in AAA-rated zero-coupon corporate securities that mature on March 22, 2004 with an aggregate maturity value of approximately $195 million. The investment advisor entered into a credit risk swap agreement with the Trust which effectively increased the yield on the trust assets and for which value the Trust assumed the credit risk of ten specific A-rated or better companies. The Company records the investment as held-to-maturity zero-coupon corporate securities. The Company does not recognize changes in the fair market value of these investments unless a decline in the fair value of the Trust assets is other than temporary, in which case a loss would be recognized in earnings.

     At December 31, 2000, the Company had $37.3 million in accounts receivable, net of allowances, and $94.7 million of deferred revenues, of which the Company anticipates $80.6 million will be earned over the next 12 months.

     On April 15, 1999, the Board of Directors approved a stock repurchase program authorizing the repurchase of up to $200 million of the Company's Common Stock. Purchases will be made from time to time in the open market and paid out of general corporate funds. As of December 31, 2000, the Company purchased 2,750,000 shares of outstanding Common Stock on the open market at an average price of $21.04 per share. These shares have been recorded as treasury stock.

     On August 8, 2000, the Company entered into an agreement, as amended, with a counterparty in a private transaction to purchase up to approximately 4.8 million shares of the Company's Common Stock at various times through the third quarter of 2002. Pursuant to the terms of the agreement, $100 million was paid to the counterparty in the third quarter of 2000. The ultimate number of shares repurchased will depend on market conditions. As of December 31, 2000, the Company received 1,067,108 shares under this agreement at an average price of $17.00 per share. These shares have been recorded as treasury stock.

     In connection with the Company's stock repurchase program, in October 2000, the Board of Directors approved a program authorizing the Company to sell put warrants that entitle the holder of each warrant to sell to the Company, generally by physical delivery, one share of the Company's Common Stock at a specified price. The Company has engaged in various put warrant transactions that expire on various dates between January and March 2001 and have exercise prices ranging from $20.89 to $29.64. As of December 31, 2000, the Company sold
1.3 million put warrants at an average strike price of $26.17 and received proceeds of $4.9 million. As of December 31, 2000, the Company has a total potential repurchase obligation of approximately $34.0 million associated with the outstanding put warrants, of which $15.7 million is classified as a put warrants obligation on the balance sheet.

     In October 2000, the Board of Directors approved a program authorizing the Company to repurchase up to $25 million of the Debentures in open market purchases. As of December 31, 2000, none of the Company's Debentures had been repurchased under this program.

     In February 2000, the Company completed its acquisition of all of the operating assets of Innovex Group, Inc. for approximately $47.8 million, of which $28.7 million was paid in cash at the closing date. The balance is payable, in equal installments, 18 and 24 months after the closing date, contingent upon future events.

     The Company believes existing cash and investments together with cash flow expected from operations will be sufficient to meet operating and capital expenditures requirements through 2001. The Company may from time to time seek to raise additional funds through public or private financings. The Company may also acquire or make investments in companies it believes are related to its strategic objectives. Such investments may reduce the Company's available working capital.

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

  Reliance Upon Strategic Relationship with Microsoft

     Microsoft is the leading provider of desktop operating systems. The Company depends upon the license of key technology from Microsoft, including certain source and object code licenses and technical support. The Company also depends upon its strategic alliance agreement with Microsoft pursuant to which the Company and Microsoft have agreed to cooperate to develop advanced operating systems and promote Windows application program interfaces. The Company's relationship with Microsoft is subject to the following risks and uncertainties:

     - Competition with Microsoft. Windows Server Operating Systems are, and future product offerings by Microsoft may be, competitive with the Company's current MetaFrame products, and any future product offerings by the Company.

     - Expiration of Microsoft's Endorsement of the ICA Protocol. Microsoft's obligation to endorse only the Company's ICA protocol as the preferred method to provide multi-user Windows access for devices other than Windows clients expired in November 1999. Microsoft may now market or endorse other methods to provide multi-user Windows access to non-Windows client devices.

     - Dependence on Microsoft for Commercialization. The Company's ability to successfully commercialize certain of its MetaFrame products depends on Microsoft's ability to market Windows Server Operating Systems products. The Company does not have control over Microsoft's distributors and resellers and, to the Company's knowledge, Microsoft's distributors and resellers are not obligated to purchase products from Microsoft.

     - Product Release Delays. There may be delays in the release and shipment of future versions of Windows Server Operating Systems.

     - Termination of Development Agreement Obligations. The Company's Development Agreement with Microsoft expires in May 2002. Upon expiration, Microsoft may change its Windows NT, Terminal Server Edition or Windows 2000 products to render them inoperable with the Company's MetaFrame product offerings. Further, upon termination of the Development Agreement, Microsoft may facilitate the ability of third parties to compete with the Company's MetaFrame products. Finally, future product offerings by Microsoft do not need to provide for interoperability with the Company's products. The lack of interoperability between present or future Microsoft products and the Company's products could cause a material adverse effect in the Company's business, results of operations and financial condition.

  Dependence Upon Broad-Based Acceptance of ICA Protocol

     The Company believes that its success in the markets in which it competes will depend upon its ability to make ICA protocol a widely accepted standard for supporting Windows and UNIX applications. If another standard emerges or if the Company otherwise fails to achieve wide acceptance of the ICA protocol as a standard for supporting Windows or UNIX applications, the Company's business, operating results and financial condition could be materially adversely affected. Microsoft includes as a component of Windows Server Operating Systems its Remote Desktop Protocol (RDP), which has certain of the capabilities of the Company's ICA protocol, and may offer customers a competitive solution. The Company believes that its success is dependent on its ability to enhance and differentiate its ICA protocol, and foster broad acceptance of the ICA protocol based on its performance, scalability, reliability and enhanced features. In addition, the Company's ability to win broad market acceptance of its ICA protocol will depend upon the degree of success achieved by its strategic partners in marketing their respective platforms, product pricing and customers' assessment of its technical, managerial service and support expertise. If another standard emerges or if the Company fails to achieve wide acceptance of the ICA protocol as a standard for supporting Windows and UNIX applications, the Company's business, operating results and financial condition could be materially adversely affected.

  Dependence Upon Strategic Relationships

     In addition to its relationship with Microsoft, the Company has strategic relationships with IBM, Compaq, Hewlett Packard and others. The Company depends upon its strategic partners to successfully incorporate the Company's technology into their products and to market and sell such products. If the Company is unable to maintain its current strategic relationships or develop additional strategic relationships, or if any of its key strategic partners are unsuccessful at incorporating the Company's technology into their products or marketing or selling such products, the Company's business, operating results and financial condition could be materially adversely affected.

  Competition

     The markets in which the Company competes are intensely competitive. Most of its competitors and potential competitors, including Microsoft, have significantly greater financial, technical, sales and marketing and other resources than the Company. The announcement of the release and the actual release of products competitive with the Company's existing and future product lines, such as Windows Server Operating Systems and related enhancements, could cause existing and potential customers of the Company to postpone or cancel plans to license the Company's products. This would adversely impact the Company's business, operating results and financial condition. Further, the Company's ability to market ICA, MetaFrame and other future product offerings may be affected by Microsoft's licensing and pricing scheme for client devices implementing the Company's product offerings, which attach to Windows Server Operating Systems.

     In addition, alternative products exist for web applications in the internet software market that directly or indirectly compete with the Company's products. Existing or new products that extend internet software to provide database access or interactive computing can materially impact the Company's ability to sell its products in this market. As markets for the Company's products continue to develop, additional companies, including companies with significant market presence in the computer hardware, software and networking industries, may enter the markets in which the Company competes and further intensify competition. Finally, although the Company believes that price has historically been a less significant competitive factor than product performance, reliability and functionality, the Company believes that price competition may become more significant in the future. The Company may not be able to maintain its historic prices, and any inability to do so could adversely affect its business, results of operations and financial condition.

  Dependence on Proprietary Technology

     The Company relies primarily on a combination of copyright, trademark and trade secret laws, as well as confidentiality procedures and contractual provisions, to protect its proprietary rights. The Company's efforts to protect its proprietary technology rights may not be successful. The loss of any material trade secret, trademark, tradename, or copyright could have a material adverse effect on the Company. Despite the Company's precautions, it may be possible for unauthorized third parties to copy certain portions of the Company's products or to obtain and use information regarded as proprietary. A significant portion of the

Company's sales are derived from the licensing of its packaged products under "shrink wrap" license agreements that are not signed by licensees and electronic licensing agreements that may be unenforceable under the laws of certain foreign jurisdictions. In addition, the Company's ability to protect its proprietary rights may be affected by the following:

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

  Product Concentration

     The Company anticipates that its MetaFrame product line and related enhancements will constitute the majority of its revenue for the foreseeable future. The Company's ability to generate revenue from its MetaFrame product will depend upon market acceptance of Windows Server Operating Systems and/or UNIX Operating Systems. Declines in demand for products based on MetaFrame technology may occur as a result of new competitive product releases, price competition, new products or updates to existing products, lack of success of the Company's strategic partners, technological change or other factors.

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

  New Products and Technological Change

     The markets for the Company's products are relatively new and are characterized by:

     - rapid technological change;

     - evolving industry standards;

     - changes in end-user requirements; and

     - frequent new product introductions and enhancements

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

     The Company may need to hire additional personnel to develop new products, product enhancements and technologies and to fulfill the Company's responsibilities under the terms of the Development Agreement. If the Company is unable to add the necessary staff and resources, future enhancement and additional features to its existing or future products may be delayed, which may have a material adverse effect on the Company's business, results of operations and financial condition.

  Potential for Undetected Errors

     Despite significant testing by the Company and by current and potential customers, new products may contain errors after commencement of commercial shipments. Additionally, the Company's products depend upon certain third party products, which may contain defects and could reduce the performance of the Company's products or render them useless. Since the Company's products are often used in mission-critical applications, errors in the Company's products or the products of third parties upon which the Company's products rely could give rise to warranty or other claims by the Company's customers.

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

  Need to Expand Channels of Distribution

     The Company intends to leverage its relationships with hardware and software vendors and systems integrators to encourage them to recommend or distribute the Company's products. In addition, an integral part of the Company's strategy is to expand its ability to reach large enterprise customers by adding channel partners and expanding its offering of consulting services. The Company is currently investing, and intends to continue to invest, significant resources to develop these channels, which could reduce the Company's profits.

  Need to Attract Large Enterprise Customers

     The Company intends to expand its ability to reach large enterprise customers by adding channel partners and expanding its offering of consulting services. The Company's inability to attract large enterprise customers could have a material adverse effect on its business, operating results and financial condition. Additionally, large enterprise customers usually request special pricing and generally have longer sales cycles, which could negatively impact the Company's revenues. Further, as the Company attempts to attract large enterprise customers, it may need to increase corporate branding activities, which will increase the Company's operating expenses, but may not proportionally increase its operating revenues.

  Maintenance of Growth Rate

     The Company's revenue growth rate in 2001 may not approach the levels attained in recent years. The Company's growth during recent years is largely attributable to the introduction of MetaFrame for Windows in mid-1998 and WinFrame in late 1995. To the extent revenue growth continues, the Company believes that its cost of revenues and certain operating expenses will also increase. Due to the fixed nature of a significant portion of such expenses, together with the possibility of slower revenue growth, its income from operations and cash flows from operating and investing activities may decrease as a percentage of revenues in 2001.

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

  Role of Mergers and Acquisitions

     Acquisitions involve numerous risks, including the following:

     - difficulties in integration of the operations, technologies, and products of the acquired companies;

     - the risk of diverting management's attention from normal daily operations of the business;

     - potential difficulties in completing projects associated with purchased in-process research and development;

     - risks of entering markets in which the Company has no or limited direct prior experience and where competitors in such markets have stronger market positions;

     - the potential loss of key employees of the acquired company; and

     - an uncertain sales and earnings stream from the acquired entity, which may result in unexpected dilution to the Company's earnings.

     Mergers and acquisitions of high-technology companies are inherently risky, and no assurance can be given that the Company's previous or future acquisitions will be successful and will not have a material adverse affect on the Company's business, operating results or financial condition. The Company must also focus on its ability to manage and integrate any such acquisition. Failure to manage growth effectively and successfully integrate acquired companies could adversely affect the Company's business and operating results.

  Revenue Recognition Process

     The Company continually re-evaluates its programs, including specific license terms and conditions, to market its current and future products and services. The Company may implement new programs, including offering specified and unspecified enhancements to its current and future product lines. The Company may recognize revenues associated with such enhancements after the initial shipment or licensing of the software product or over the product's life cycle. The Company has implemented a new licensing model associated with the release of a new product in 2001. The Company may implement a different licensing model, in certain circumstances, which would result in the recognition of licensing fees over a longer period, which may result in decreasing revenue. The timing of the implementation of such programs, the timing of the release of such enhancements and other factors will impact the timing of the Company's recognition of revenues and related expenses associated with its products, related enhancements and services. As a result of these factors, the Company currently cannot quantify the impact of the re-evaluation of its programs on its business, results of operations and financial condition.

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

  Volatility of Stock Price

     The market price for the Company's Common Stock has been volatile and has fluctuated significantly to date. The trading price of the Common Stock is likely to continue to be highly volatile and subject to wide fluctuations in response to factors such as actual or anticipated variations in operating and financial results, anticipated revenue or earnings growth, analyst reports or recommendations and other events or factors, many of which are beyond the Company's control. In addition, the stock market in general, and The Nasdaq National Market and the market for software companies and technology companies in particular, have experienced extreme price and volume fluctuations. These broad market and industry factors may materially and adversely affect the market price of the Common Stock, regardless of the Company's actual operating performance. In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted against such companies. Such litigation could result in substantial costs and a diversion of management's attention and resources, which would have a material adverse effect on the Company's business, financial condition and results of operations.

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

     The Company's short and long-term investments with various financial institutions are subject to risks inherent with fluctuations in general economic and market conditions. Such fluctuations could cause an adverse effect in the value of such investments and could even result in a total loss of certain of the Company's investments. A total loss of one or more investments could result in a material adverse effect in the Company's financial position.

  Management of Growth and Higher Operating Expenses

     The Company has recently experienced rapid growth in the scope of its operations, the number of its employees and the geographic area of its operations. In addition, the Company has completed certain domestic and international acquisitions. Such growth and assimilation of acquired operations and personnel of such acquired companies has placed and may continue to place a significant strain on the Company's managerial, operational and financial resources. To manage its growth effectively, the Company must continue to implement and improve additional management and financial systems and controls. The Company believes that it has made adequate allowances for the costs and risks associated with these expansions. However, its systems, procedures or controls may not be adequate to support its current or future operations. In addition, the Company may not be able to effectively manage this expansion and still achieve the rapid execution necessary to fully exploit the market opportunity for its products and services in a timely and cost-effective manner. The Company's future operating results will also depend on its ability to manage its expanding product line, expand its sales and marketing organizations and expand its support organization commensurate with the increasing base of its installed product.

     The Company plans to increase its professional staff during 2001 as it expands sales, marketing and support and product development efforts, as well as associated administrative systems, to support planned growth. As a result of this planned growth in the size of its staff, the Company believes that it may require additional domestic and international facilities during 2001. Although the Company believes that the cost of such additional facilities will not significantly impact its financial position or results of operations, the Company anticipates that operating expenses will increase during 2001 as a result of its planned growth in staff. Such an increase in operating expenses may reduce its income from operations and cash flows from operating activities in 2001.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The following discussion about the Company's market risk includes "forward-looking statements" that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

     The Company is exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. To mitigate foreign currency risk, the Company utilizes derivative financial instruments. The Company does not use derivative financial instruments for speculative or trading purposes. All of the potential changes noted below are based on sensitivity analyses performed on the Company's financial positions at December 31, 2000. Actual results may differ materially.

     The Company maintains a non-trading investment portfolio of investment grade, highly liquid, debt securities, which limits the amount of credit exposure to any one issue, issuer, or type of instrument. The securities in the Company's investment portfolio are not leveraged. The securities classified as available-for-sale are subject to interest rate risk. The modeling technique used measures the change in fair values arising from an immediate hypothetical shift in market interest rates and assumes that ending fair values include principal plus accrued interest, dividends and reinvestment income. If market interest rates were to increase by 100 basis points from December 31, 2000 and 1999 levels, the fair value of the portfolio would decline by approximately $10.4 million and $4.5 million, respectively.

     A substantial majority of the Company's overseas expense and capital purchasing activities are transacted in local currencies, primarily British Pounds Sterling, Euros, Swiss Francs, and Australian Dollars. To protect against reductions in value and the volatility of future cash flows caused by changes in currency exchange rates, the Company has established a hedging program. The Company uses foreign currency contracts to hedge certain firmly committed and forecasted foreign currency expenditures. The Company's hedging program reduces, but does not entirely eliminate, the impact of currency exchange rate movements. A sensitivity analysis was performed on the Company's hedging portfolio as of December 31, 2000. This analysis indicated that a hypothetical 10% appreciation of the U.S. dollar from December 31, 2000 market rates would increase the fair value of the Company's forward contracts by $5.4 million. Conversely, a hypothetical 10% depreciation of the U.S. dollar from December 31, 2000 market rates would decrease the fair value of the Company's forward contracts by $5.4 million. The Company does not anticipate any material adverse impact to its consolidated financial position, results of operations, or cash flows as a result of these forward foreign exchange contracts. These estimates are not necessarily indicative of future performance, and actual results may differ materially.

ITEM 8.  FINANCIAL STATEMENTS AND SCHEDULES

     The Company's Financial Statements and related financial statement schedule, together with the report of independent certified public accountants, appear at pages F-1 through F-29, respectively, of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in or disagreements with accountants on accounting or financial disclosure matters during the Company's two most recent fiscal years.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 2000.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 2000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 2000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 2000.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)1. CONSOLIDATED FINANCIAL STATEMENTS.

     For a list of the consolidated financial information included herein, see Index on Page F-1.

   2. FINANCIAL STATEMENT SCHEDULES.

     The following consolidated financial statement schedule is included in Item 8:

        Valuation and Qualifying Accounts

   3. LIST OF EXHIBITS.

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
  2.1(1)      Agreement and Undertaking by and among the Non-Executive
              Directors of APM Limited, the Executive Directors of APM
              Limited, and Citrix Systems, Inc.
  2.2(1)      Recommended Offers by Citrix Systems, Inc. for APM Limited
  2.3(2)      Asset Purchase Agreement dated February 15, 2000 by and
              among the Company, Innovex Group, Inc. and certain
              stockholders of Innovex
  3.1(3)      Amended and Restated Certificate of Incorporation of the
              Company
  3.2(3)      Amended and Restated By-laws of the Company
  3.3(4)      Certificate of Amendment of Amended and Restated Certificate
              of Incorporation
  4.1(3)      Specimen certificate representing the Common Stock
  4.2(5)      Indenture by and between the Company and State Street Bank and Trust Company as Trustee dated as of March 22, 1999,
              including the form of Debenture.
  4.3(5)      Form of Debenture (included in Exhibit 4.2).
  4.3(5)      Registration Rights Agreement by and between the Company and
              Credit Suisse First Boston Corporation dated as of March 22,
              1999.
 10.1(3)*     1989 Stock Option Plan
 10.2(4)*     Second Amended and Restated 1995 Stock Plan
 10.3(3)*     1995 Non-Employee Director Stock Option Plan
 10.4*        Amended and Restated 1995 Employee Stock Purchase Plan
 10.5(6)*     Amended and Restated 2000 Director and Officer Stock Option
              and Incentive Plan
 10.6(3)      Microsoft Corporation Source Code Agreement between the
              Company and Microsoft Corporation ("Microsoft") dated
              November 15, 1989
 10.7(3)      Amendment No. 1 to the Source Code Agreement between the
              Company and Microsoft dated October 1, 1992
 10.8(3)      License Agreement for Microsoft OS/2 Version Releases 1.x,
              2.x between the Company and Microsoft dated August 15, 1990
 10.9(3)      Amendment No. 1 to the License Agreement between the Company and Microsoft dated August 15, 1990, Contract No. 5198-0228 dated May 6, 1991
 10.10(3)     Amendment No. 2 to License Agreement between the Company and
              Microsoft for Microsoft OS/2 Version Releases 1.x, 2.x,
              dated October 1, 1992
 10.11(3)     Amendment No. 3 to the License Agreement between the Company and Microsoft dated August 15, 1990, Contract No. 5198-0228 dated January 1, 1994
 10.12(3)     Amendment No. 4 to the License Agreement between the Company and Microsoft dated August 15, 1990, dated January 31, 1995
 10.13(3)     Strategic Alliance Agreement between the Company and
              Microsoft dated December 12, 1991
 10.14(3)     Form of Indemnification Agreement

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
 10.15(7)     License, Development and Marketing Agreement dated July 9,
              1996 between the Company and Microsoft Corporation
 10.16(8)     License, Development and Marketing Agreement dated May 9,
              1997 between the Company and Microsoft Corporation
 10.17(9)     Amendment No. 1 to License, Development and Marketing
              Agreement dated May 9, 1997 between The Company and
              Microsoft Corporation
 10.18(10)    Employment Agreement dated as of January 1, 1999 by and
              between the Company and Roger W. Roberts.
 10.19        Severance Agreement and General Release dated June 5, 2000 between the Company and Douglas Wheeler.
 21.1         List of Subsidiaries
 23.1         Consent of Ernst & Young LLP
 24.1         Power of Attorney (Included in signature page)

---------------
(1) Incorporated herein by reference to the exhibits of the Company's Current Report on Form 8-K dated as of June 30, 1998.

(2) Incorporated herein by reference to Exhibit 2.3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

(3) Incorporated herein by reference to the exhibits to the Company's Registration Statement on Form S-1 (File No. 33-98542), as amended.

(4) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(5) Incorporated herein by reference to exhibits of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

(6) Incorporated herein by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(7) Incorporated herein by reference to Exhibit 10 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

(8) Incorporated herein by reference to Exhibit 10 of the Company's Current Report on Form 8-K dated as of May 9, 1997.

(9) Incorporated herein by reference to Exhibit 10 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

(10) Incorporated herein by reference to Exhibit 10.18 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

  * Indicates a management contract or any compensatory plan, contract or arrangement.

(b) REPORTS ON FORM 8-K.

     There were no reports on Form 8-K filed by the Company during the fourth quarter of 2000.

(c) EXHIBITS.

     The Company hereby files as part of this Form 10-K the exhibits listed in
Item 14(a)(3) above. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the Securities and Exchange Commission, 450 Fifth Street, N.W., Room 1024, Washington, D.C., and at the Commission's regional offices at CitiCorp Center, 500 West Madison Street, Suite 1400, Chicago, IL 60661-2511 and Seven World Trade Center, Suite 1300, New York, NY 10048. Copies of such material can also be obtained from the Public Reference Section of the Commission, 450 Fifth Street, N.W., Washington, D.C. 29549, at prescribed rates.

(d) FINANCIAL STATEMENT SCHEDULE.

     The Company hereby files as part of this Form 10-K the consolidated financial statement schedule listed in Item 14(a)(2) above, which is attached hereto.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Fort Lauderdale, Florida on the 22nd day of March, 2001.

                                          CITRIX SYSTEMS, INC.

                                          By: /s/   MARK B. TEMPLETON
                                            ------------------------------------
                                                     Mark B. Templeton
                                                         President

                        POWER OF ATTORNEY AND SIGNATURES

     We, the undersigned officers and directors of Citrix Systems, Inc., hereby severally constitute and appoint Roger W. Roberts and John P. Cunningham, and each of them singly, our true and lawful attorneys, with full power to them and each of them singly, to sign for us in our names in the capacities indicated below, all amendments to this report, and generally to do all things in our names and on our behalf in such capacities to enable Citrix Systems, Inc. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on the 22nd day of March, 2001.

                  SIGNATURE                                      TITLE(S)
                  ---------                                      --------
            /s/ ROGER W. ROBERTS               Chairman of the Board of Directors and Chief
---------------------------------------------    Operating Officer
              Roger W. Roberts

            /s/ MARK B. TEMPLETON              President and Director (Principal Executive
---------------------------------------------    Officer)
              Mark B. Templeton

           /s/ JOHN P. CUNNINGHAM              Chief Financial Officer and Senior Vice
---------------------------------------------    President of Finance and Administration
             John P. Cunningham                  (Principal Financial Officer)

              /s/ DAVID URBANI                 Vice President, Corporate Controller
---------------------------------------------    (Principal Accounting Officer)
                David Urbani

            /s/ KEVIN R. COMPTON               Director
---------------------------------------------
              Kevin R. Compton

             /s/ STEPHEN M. DOW                Director
---------------------------------------------
               Stephen M. Dow

            /s/ ROBERT N. GOLDMAN              Director
---------------------------------------------
              Robert N. Goldman

             /s/ TYRONE F. PIKE                Director
---------------------------------------------
               Tyrone F. Pike

              /s/ JOHN W. WHITE                Director
---------------------------------------------
                John W. White

                              CITRIX SYSTEMS, INC.

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

     The following consolidated financial statements of Citrix Systems, Inc. are included in Item 8:

Report of Independent Certified Public Accountants..........   F-2
Consolidated Balance Sheets -- December 31, 2000 and 1999...   F-3
Consolidated Statements of Income -- Years ended December
  31, 2000, 1999 and 1998...................................   F-4
Consolidated Statements of Stockholders' Equity -- Years
  ended December 31, 2000, 1999 and 1998....................   F-5
Consolidated Statements of Cash Flows -- Years ended
  December 31, 2000, 1999 and 1998..........................   F-6
Notes to Consolidated Financial Statements..................   F-7

     The following consolidated financial statement schedule of Citrix Systems, Inc. is included in
Item 14(a):

Schedule II Valuation and Qualifying Accounts...............  F-29

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Citrix Systems, Inc.

     We have audited the accompanying consolidated balance sheets of Citrix Systems, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Citrix Systems, Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ ERNST & YOUNG LLP

West Palm Beach, Florida
January 17, 2001, except for
Note 17, as to which the
date is March 21, 2001

                              CITRIX SYSTEMS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                    DECEMBER 31
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
                                                               (IN THOUSANDS, EXCEPT
                                                                    PAR VALUE)
                                       ASSETS
Current assets:
  Cash and cash equivalents.................................  $  375,025   $  216,116
  Short-term investments....................................      91,612      221,978
  Accounts receivable, net of allowances of $10,601 and
     $8,242 at 2000 and 1999, respectively..................      37,299       55,327
  Inventories...............................................       4,622        7,731
  Prepaid taxes.............................................      26,715       30,394
  Other prepaids and current assets.........................      11,493       12,154
  Current portion of deferred tax assets....................      39,965       26,544
                                                              ----------   ----------
     Total current assets...................................     586,731      570,244
Long-term investments.......................................     382,524      325,755
Property and equipment, net.................................      55,559       31,530
Intangible assets, net......................................      52,339       63,396
Long-term portion of deferred tax assets....................      18,977       30,197
Other assets, net...........................................      16,443       16,735
                                                              ----------   ----------
                                                              $1,112,573   $1,037,857
                                                              ==========   ==========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses.....................  $   78,739   $   69,190
  Current portion of deferred revenues......................      80,648       67,805
                                                              ----------   ----------
     Total current liabilities..............................     159,387      136,995
Long-term portion of deferred revenues......................      14,082       53,912
Convertible subordinated debentures.........................     330,497      313,880
Commitments and contingencies
Put warrants................................................      15,732           --
Stockholders' equity:
  Preferred stock at $.01 par value: 5,000 shares
     authorized, none issued and outstanding................          --           --
  Common stock at $.001 par value: 1,000,000 shares
     authorized; 187,872 and 181,093 issued at 2000 and
     1999, respectively.....................................         188          181
  Additional paid-in capital................................     351,053      309,321
  Retained earnings.........................................     320,617      226,105
  Accumulated other comprehensive loss......................      (2,943)      (2,537)
                                                              ----------   ----------
                                                                 668,915      533,070
  Less -- common stock in treasury, at cost (3,817 shares in
     2000)..................................................     (76,040)          --
                                                              ----------   ----------
     Total stockholders' equity.............................     592,875      533,070
                                                              ----------   ----------
                                                              $1,112,573   $1,037,857
                                                              ==========   ==========

                            See accompanying notes.

                              CITRIX SYSTEMS, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                  YEAR ENDED DECEMBER 31
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                  (IN THOUSANDS, EXCEPT
                                                                  PER SHARE INFORMATION)
Net revenues:
  Revenues..................................................  $430,548   $363,455   $216,901
  Other revenues............................................    39,898     39,830     31,735
                                                              --------   --------   --------
     Total net revenues.....................................   470,446    403,285    248,636
                                                              --------   --------   --------
Cost of revenues:
  Cost of revenues (excluding amortization presented
     separately below)......................................    28,483     13,745     13,422
  Cost of other revenues....................................       571        834      3,260
                                                              --------   --------   --------
     Total cost of revenues.................................    29,054     14,579     16,682
                                                              --------   --------   --------
Gross margin................................................   441,392    388,706    231,954
Operating expenses:
  Research and development..................................    50,622     37,363     22,858
  Sales, marketing and support..............................   180,384    121,302     74,855
  General and administrative................................    58,685     37,757     20,131
  Amortization of intangible assets.........................    30,395     18,480     10,190
  In-process research and development.......................        --      2,300     18,416
  Write-down of technology..................................     9,081         --         --
                                                              --------   --------   --------
     Total operating expenses...............................   329,167    217,202    146,450
                                                              --------   --------   --------
Income from operations......................................   112,225    171,504     85,504
Interest and other income...................................    39,781     23,843     10,043
Interest expense............................................   (16,989)   (12,622)       (75)
                                                              --------   --------   --------
Income before income taxes..................................   135,017    182,725     95,472
Income taxes................................................    40,505     65,781     34,370
                                                              --------   --------   --------
Net income..................................................  $ 94,512   $116,944   $ 61,102
                                                              ========   ========   ========
Earnings per common share:
  Basic earnings per share..................................  $   0.51   $   0.66   $   0.36
                                                              ========   ========   ========
  Weighted average shares outstanding.......................   184,804    176,260    168,473
                                                              ========   ========   ========
Earnings per common share -- assuming dilution:
  Diluted earnings per share................................  $   0.47   $   0.61   $   0.33
                                                              ========   ========   ========
  Weighted average shares outstanding.......................   199,731    192,566    182,594
                                                              ========   ========   ========

                            See accompanying notes.

                              CITRIX SYSTEMS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                ACCUMULATED     COMMON
                                      COMMON STOCK     ADDITIONAL                  OTHER       STOCK IN       TOTAL
                                    ----------------    PAID-IN     RETAINED   COMPREHENSIVE   TREASURY   STOCKHOLDERS'
                                    SHARES    AMOUNT    CAPITAL     EARNINGS      INCOME       AT COST       EQUITY
                                    -------   ------   ----------   --------   -------------   --------   -------------
                                                                      (IN THOUSANDS)
Balance at December 31, 1997......  165,892    $166     $148,623    $ 48,059      $    --      $     --     $196,848
Exercise of stock options.........    5,924       6       14,951          --           --            --       14,957
Cash in lieu of fractional
  shares..........................       --      --           (3)         --           --            --           (3)
Common stock issued under employee
  stock purchase plan.............       30      --          376          --           --            --          376
Tax benefit from employer stock
  plans...........................       --      --       24,174          --           --            --       24,174
Net income........................       --      --           --      61,102           --            --       61,102
                                    -------    ----     --------    --------      -------      --------     --------
Balance at December 31, 1998......  171,846     172      188,121     109,161           --            --      297,454
Exercise of stock options.........    9,220       9       69,753          --           --            --       69,762
Common stock issued under employee
  stock purchase plan.............       27      --          604          --           --            --          604
Tax benefit from employer stock
  plans...........................       --      --       50,843          --           --            --       50,843
Unrealized loss on
  available-for-sale securities,
  net of related taxes............       --      --           --          --       (2,537)           --       (2,537)
Net income........................       --      --           --     116,944           --            --      116,944
                                    -------    ----     --------    --------      -------      --------     --------
Balance at December 31, 1999......  181,093     181      309,321     226,105       (2,537)           --      533,070
Exercise of stock options.........    6,698       7       69,146          --           --            --       69,153
Common stock issued under employee
  stock purchase plan.............       78      --        1,262          --           --            --        1,262
Common stock issued upon debt
  conversion......................        3      --           73          --           --            --           73
Tax benefit from employer stock
  plans...........................       --      --       63,923          --           --            --       63,923
Proceeds from sale of put
  warrants........................       --      --        4,870          --           --            --        4,870
Put warrant obligations...........       --      --      (15,732)         --           --            --      (15,732)
Repurchase of common stock........       --      --           --          --           --       (76,040)     (76,040)
Cash paid in advance for share
  repurchase contract, net of
  shares received.................       --      --      (81,810)         --           --            --      (81,810)
Unrealized loss on
  available-for-sale securities,
  net of related taxes............       --      --           --          --         (406)           --         (406)
Net income........................       --      --           --      94,512           --            --       94,512
                                    -------    ----     --------    --------      -------      --------     --------
Balance at December 31, 2000......  187,872    $188     $351,053    $320,617      $(2,943)     $(76,040)    $592,875
                                    =======    ====     ========    ========      =======      ========     ========

                            See accompanying notes.

                              CITRIX SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    YEAR ENDED DECEMBER 31
                                                              -----------------------------------
                                                                2000         1999         1998
                                                              ---------    ---------    ---------
                                                                        (IN THOUSANDS)
OPERATING ACTIVITIES
Net income..................................................  $  94,512    $ 116,944    $  61,102
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization.............................     50,248       27,563       15,173
  Write-down of technology..................................      9,081           --           --
  Tax benefit related to the exercise of non-statutory stock options and disqualified dispositions of incentive stock
    options.................................................     63,923       50,843       24,174
  In-process research and development.......................         --        2,300       18,416
  Provision for doubtful accounts...........................        377          584          620
  Provision for product returns.............................     27,883       20,879        8,580
  Provision for inventory obsolescence......................      6,932        1,982          417
  Accretion of original issue discount and amortization of
    financing cost..........................................     16,911       12,592           --
  Changes in operating assets and liabilities, net of
    effects of acquisitions:
    Accounts receivable.....................................     (8,625)     (43,993)     (28,924)
    Inventories.............................................     (3,762)      (5,641)      (2,216)
    Prepaid expenses and other current assets...............      4,614      (32,762)      (5,352)
    Other assets............................................         (2)      (7,277)         (91)
    Deferred tax assets.....................................     (2,200)     (14,674)     (14,536)
    Accounts payable and accrued expenses...................     18,799       25,062        9,339
    Deferred revenues.......................................    (26,987)      22,970       30,225
    Income taxes payable....................................     (8,467)       6,649        2,391
                                                              ---------    ---------    ---------
Net cash provided by operating activities...................    243,237      184,021      119,318
INVESTING ACTIVITIES
Purchases of investments....................................   (569,795)    (547,510)    (284,793)
Proceeds from sales and maturities of investments...........    642,986      151,284      219,861
Purchases of property and equipment.........................    (43,532)     (26,313)     (11,420)
Cash paid for acquisitions, net of cash acquired............    (30,102)     (32,673)     (63,549)
Cash paid for licensing agreement...........................     (1,333)      (2,333)      (7,000)
Purchase of trademark.......................................         --           --         (250)
                                                              ---------    ---------    ---------
Net cash used in investing activities.......................     (1,776)    (457,545)    (147,151)
FINANCING ACTIVITIES
Net proceeds from issuance of common stock..................     70,488       70,366       15,329
Net proceeds from issuance of convertible subordinated
  debentures................................................         --      291,920           --
Cash paid under stock repurchase programs...................   (157,850)          --           --
Proceeds from sale of put warrants..........................      4,870           --           --
Other.......................................................        (60)        (192)         (31)
                                                              ---------    ---------    ---------
Net cash (used in) provided by financing activities.........    (82,552)     362,094       15,298
                                                              ---------    ---------    ---------
Change in cash and cash equivalents.........................    158,909       88,570      (12,535)
Cash and cash equivalents at beginning of year..............    216,116      127,546      140,081
                                                              ---------    ---------    ---------
Cash and cash equivalents at end of year....................  $ 375,025    $ 216,116    $ 127,546
                                                              =========    =========    =========

SUPPLEMENTAL CASH FLOW INFORMATION

     The Company paid income taxes of approximately $9,277, $40,894 and $20,481 in 2000, 1999 and 1998, respectively. Additionally, the Company paid interest of approximately $23, $7 and $98 during the years ended December 31, 2000, 1999 and 1998, respectively.
                            See accompanying notes.

                              CITRIX SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

     Citrix Systems, Inc. ("Citrix" or the "Company"), a Delaware corporation founded on April 17, 1989, is a leading supplier of application delivery and management software and services that enable the effective and efficient enterprise-wide deployment and management of applications including those designed for Microsoft Windows(R) operating systems and UNIX(R) operating systems. The Company's MetaFrame(TM) products, developed under license and strategic alliance agreements with Microsoft Corporation ("Microsoft"), permit organizations to deploy and manage applications without regard to location, network connection, or type of client hardware platforms. The Company markets its products through multiple indirect channels such as distributors, value-added resellers and original equipment manufacturers, primarily in the United States, Europe and Asia-Pacific.

2. SIGNIFICANT ACCOUNTING POLICIES

  Consolidation Policy

     The consolidated financial statements of the Company include the accounts of its wholly-owned subsidiaries, primarily in Europe and Asia-Pacific. All significant transactions and balances between the Company and its subsidiaries have been eliminated in consolidation.

  Cash and Cash Equivalents

     For the purposes of the consolidated statements of cash flows, cash and cash equivalents include marketable securities which are primarily commercial paper, government securities, money market funds, and corporate securities with contractual maturities of three months or less. The Company minimizes its credit risk associated with cash and cash equivalents by investing in high quality, investment grade instruments and periodically evaluating the credit quality of its primary financial institutions.

  Investments

     Short-term investments at December 31, 2000 primarily consist of government securities, corporate securities, and commercial paper. Long-term investments at December 31, 2000 primarily consist of corporate securities, government securities and strategic investments in equity securities. The Company minimizes its credit risk associated with investments by investing primarily in high quality investment grade securities. Investments classified as available-for-sale are stated at fair value with unrealized gains and losses, net of taxes, reported in other comprehensive income. Investments classified as held-to-maturity are stated at amortized cost, therefore, the Company does not recognize changes in the fair value of these items. The Company's short-term investments have a maturity at December 31, 2000 of 12 months or less and have an average contractual maturity of less than 19 months. The Company's long-term investments have a maturity at December 31, 2000 of one year to three years and three months with an average contractual maturity of approximately two years and seven months. From time to time, the Company makes strategic equity investments that are accounted for under the cost or equity method depending on the extent of the Company's ownership interest. As of December 31, 2000 and 1999, such investments were recorded at the lower of cost or estimated net realizable value. The Company periodically evaluates the carrying value of its investments to determine if there has been any impairment of value that is other-than-temporary.

     The Company maintains short- and long-term investments with various financial institutions. These financial institutions are located throughout the country and the Company's policy is designed to limit exposure to any one institution. The Company performs periodic evaluations of the relative credit standing of those financial institutions that are considered in the Company's investment strategy. The Company does not require collateral on these financial instruments.

                              CITRIX SYSTEMS, INC.

  Accounts Receivable

     Substantially all of the Company's accounts receivable are due from distributors and value-added resellers of microcomputer software. Collateral is not required. Credit losses and expected product returns are provided for in the consolidated financial statements and have been within management's expectations. No significant customer or group of customers within a certain geographical region represent a significant concentration of credit risk.

  Inventories

     Inventories, consisting primarily of raw materials, are stated at the lower of cost (determined by the first-in, first-out method) or market.

  Property and Equipment

     Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which is approximately three years for computer equipment, software, office equipment and furniture, and the lesser of the lease term or five years for leasehold improvements. Assets under capital lease are amortized over the shorter of the asset life or the remaining lease term, which on average is approximately 60 months. Amortization of assets under capital leases is included in depreciation expense. Accumulated amortization of equipment under capital leases approximated $374,700 and $504,700 at December 31, 2000 and 1999, respectively.

     Property and equipment consist of the following:

                                                                  DECEMBER 31
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
                                                                 (IN THOUSANDS)
Equipment under capital leases..............................  $    406    $    630
Computer equipment and software.............................    59,670      29,163
Property, equipment and furniture...........................    10,937       5,679
Leasehold improvements......................................    19,915      11,981
                                                              --------    --------
                                                                90,928      47,453
Less accumulated depreciation and amortization..............   (35,369)    (15,923)
                                                              --------    --------
                                                              $ 55,559    $ 31,530
                                                              ========    ========

  Intangible Assets

     Goodwill and other intangible assets are being amortized using the straight-line method over periods ranging from three to four years. Core technology and certain specifically identified intangible assets acquired in previous business combinations are periodically reviewed to determine if any impairment exists based upon projected undiscounted net cash flows of the related technology and acquired assets. The Company periodically reviews goodwill to determine if any impairment exists based upon projected, undiscounted net cash flows of the Company.

                              CITRIX SYSTEMS, INC.

     Intangible assets consist of the following:

                                                                  DECEMBER 31
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
                                                                 (IN THOUSANDS)
Core technology.............................................  $ 37,650    $ 46,730
Goodwill and other intangibles..............................    73,900      45,454
                                                              --------    --------
                                                               111,550      92,184
Less accumulated amortization...............................   (59,211)    (28,788)
                                                              --------    --------
                                                              $ 52,339    $ 63,396
                                                              ========    ========

  Revenue Recognition

     Revenue is recognized when earned. The Company's revenue recognition policies are in compliance with the American Institute of Certified Public Accountants Statement of Position ("SOP") 97-2 (as amended by SOP 98-4 and SOP 98-9) and related interpretations, "Software Revenue Recognition." Product revenues are recognized upon shipment of the software product only if no significant Company obligations remain, the fee is fixed or determinable, and collection of the resulting receivable is deemed probable. In May 1997, the Company entered into a five year joint license, development and marketing agreement with Microsoft, as amended (the "Development Agreement,") pursuant to which the Company licensed its multi-user Windows NT extensions to Microsoft for inclusion in future versions of Windows NT server software. The initial fee of $75 million relating to the Development Agreement is being recognized ratably over the five-year term of the contract, which began in May 1997. The additional $100 million received pursuant to the Development Agreement, as amended, is being recognized ratably over the remaining term of the contract, effective April 1998. In the case of non-cancelable product licensing arrangements under which certain Original Equipment Manufacturers ("OEMs") have software reproduction rights, initial recognition of revenue also requires delivery and customer acceptance of the product master or first copy. Subsequent recognition of revenues is based upon reported royalties from the OEMs. Revenue from packaged product sales to distributors and resellers is recorded when related products are shipped. The Company also distributes software through electronic licensing. These revenues are recognized when the customer is provided with the activation keys that allow the customer to take immediate possession of the software pursuant to an agreement or purchase order. In software arrangements that include rights to multiple software products, post-contract customer support ("PCS"), and/or other services, the Company allocates the total arrangement fee among each deliverable based on the relative fair value of each of the deliverables determined based on vendor-specific objective evidence ("VSOE"). The Company sells software and PCS separately and VSOE is determined by the price charged when each element is sold separately. Product returns and sales allowances, including stock rotations, are estimated and provided for at the time of sale. Non-recurring engineering fees are recognized ratably as the work is performed. Revenues from training and consulting are recognized when the services are performed. Service and subscription revenues from customer maintenance fees for ongoing customer support and product updates and upgrades are based on the price charged or derived value of the undelivered elements and are recognized ratably over the term of the contract, which is typically 12-24 months. Service revenues are included in net revenues on the face of the consolidated statements of income.

     The Company provides most of its distributors with product return rights for stock balancing and price protection rights. Stock balancing rights permit distributors to return products to the Company for credit within specified limits and subject to ordering an equal amount of the Company's products. Price protection rights require that the Company grant retroactive price adjustments for inventories of the Company's products held by distributors if the Company lowers its prices for such products. Allowances for estimated product returns amounted to approximately $9,170,000 and $6,696,000 at December 31, 2000 and 1999, respectively.

                              CITRIX SYSTEMS, INC.

The Company has not and has no plan to reduce its prices for inventory currently held by distributors or resellers; accordingly, there are no reserves for price protection at December 31, 2000 and 1999.

     Revenue from consulting, software maintenance, service, and support arrangements and training programs and materials, which totaled $30,392,000, $15,750,000 and $10,531,799 for the years ended December 31, 2000, 1999 and
1998, respectively, is recognized when the services are provided. Such items are included in net revenues. The costs for providing consulting services are included in cost of sales. The costs of providing training and services are included in sales, marketing and support expenses.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB
101). The Company adopted the provisions of SAB 101 in October 2000. SAB 101 does not supersede the software industry specific revenue recognition guidance, but provides current interpretations of software revenue recognition requirements. The adoption of SAB 101 did not have a significant effect on the Company's financial position or results of operations.

  Foreign Currency

     The functional currency of each of the Company's wholly-owned foreign subsidiaries is the U.S. dollar. Assets and liabilities of the subsidiaries are remeasured into U.S. dollars at year-end exchange rates, and revenues and expenses are remeasured at average rates prevailing during the year. Translation adjustments and foreign currency transaction gains (losses) of approximately $(121,000), $(745,000), and $19,000 for the years ended December 31, 2000, 1999 and 1998, respectively are included in interest and other income in the statements of income.

     The Company uses forward foreign exchange contracts that are designated to reduce a portion of its exposure to foreign currency risk from operational exposures resulting from changes in foreign currency exchange rates. The Company's accounting policies for these instruments are based on whether the instruments meet the Company's criteria for designation as hedging transactions. The criteria the Company uses for designating an instrument as a hedge include the instrument's effectiveness in risk reduction and one-to-one matching of derivative instruments to underlying transactions. Gains and losses on currency forward contracts for which a firm commitment has been attained are deferred and recognized in income in the same period that the underlying transactions are settled. Notional amounts outstanding for forward contracts at December 31, 2000 were $53.0 million. The Company's forward contracts are scheduled to expire in 2001. The Company does not use derivative financial instruments for speculative or trading purposes.

  Cost of Revenues

     Cost of revenues includes the cost of media, product packaging and documentation. The costs of providing consulting services are included in cost of revenues. The Company is a party to licensing agreements with various entities, which give the Company the right to use certain software object code in its products or in the development of future products in exchange for the payment of a fixed fee or certain amounts based upon the sales of the related product. The licensing agreements have terms ranging from one to five years, and generally include renewal options. Royalty expense related to these agreements is included in cost of revenues. All development costs incurred in connection with the Development Agreement are expensed as incurred as cost of other revenues. The Company's cost of revenues exclude amortization of core technology.

  Advertising Expense

     The Company expenses advertising costs as incurred. The Company has cooperative advertising agreements with certain distributors and resellers whereby the Company will reimburse distributors and resellers for qualified advertising of Citrix products. Reimbursement is made once the distributor or reseller provides substantiation of qualified expenditures. The Company estimates the impact of this program and

                              CITRIX SYSTEMS, INC.

records it at the time of product sale. The Company recognized advertising expenses of approximately $15,390,000, $12,958,000, and $9,453,000 during the years ended December 31, 2000, 1999, and 1998, respectively. These amounts are included in sales, marketing and support expenses.

  Income Taxes

     Deferred income tax assets and liabilities are determined based upon differences between the financial statement and income tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. In July 1999, the Company changed its organizational structure whereby it moved certain operational and administrative processes to overseas subsidiaries. The restructuring resulted in foreign earnings being taxed at lower foreign tax rates. These earnings will be permanently reinvested in order to fund the Company's growth in overseas markets.

  Software Development Costs

     Statement of Financial Accounting Standards ("SFAS") No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" requires software development costs to be capitalized upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment by management with respect to certain external factors such as anticipated future revenue, estimated economic life, and changes in software and hardware technologies. Capitalizable software development costs have not been significant and have been expensed as incurred.

  Business and Other Risks

     The Company's operating results and financial condition have varied and may in the future vary significantly depending on a number of factors. The following factors may have a material adverse effect upon the Company's business, results of operations and financial conditions:

     Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. While the Company believes that such estimates are fair when considered in conjunction with the consolidated financial position and results of operations taken as a whole, the actual amounts of such estimates, when known, will vary from these estimates.

     Reliance Upon Strategic Relationship. The party to the Development Agreement is the leading provider of desktop operating systems. The Company is dependent upon the license of certain key technology from this party including certain source and object code licenses, technical support and other materials. The Company is also dependent on its strategic alliance agreement with this party, which provides for cooperation in the development of technologies for advanced operating systems, and the promotion of advanced application program interfaces. Additionally, this party has significantly greater financial, technical, sales and marketing and other resources than the Company.

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

                              CITRIX SYSTEMS, INC.

  Accounting for Stock-Based Compensation

     SFAS No. 123, "Accounting for Stock-Based Compensation," defines a fair value method of accounting for issuance of stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Pursuant to SFAS No. 123, companies are not required to adopt the fair value method of accounting for employee stock-based transactions. Companies are permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," (APB Opinion 25) but are required to disclose in a note to the consolidated financial statements pro forma net income and per share amounts as if the Company had applied the methods prescribed by SFAS No. 123.

     The Company applies APB Opinion 25 and related interpretations in accounting for its plans and has complied with the disclosure requirements of SFAS No. 123.

  Earnings Per Share

     Dilutive common stock equivalents consist of stock options (calculated using the treasury stock method) and put warrants (calculated using the reverse treasury stock method). All common share and per share data, except par value per share, have been retroactively adjusted to reflect the three-for-two stock split of the Company's Common Stock effective February 20, 1998, the two-for-one stock split of the Company's Common Stock effective March 25, 1999 and the two-for-one stock split of the Company's Common Stock effective February 16, 2000, which are further discussed in Note 7. The convertible subordinated debentures are common stock equivalents but have been excluded from the diluted earnings per share calculation, as their effect is anti-dilutive.

  Software Developed or Obtained for Internal Use

     In 1999, the Company adopted Accounting Standards Executive Committee Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The SOP requires the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal use. These costs generally include external direct costs of materials and services used in the project and internal costs such as payroll and benefits of those employees directly associated with the development of the software. The amount of costs capitalized in 2000 and 1999 relating to internal use software were $11.3 million and $5.4 million, respectively, consisting principally of software purchased from and services provided by external vendors. These costs are being amortized over the estimated useful life of the software developed, which is generally three years, except for the enterprise resource planning system that will be amortized over seven years. These costs are included in property and equipment, net, in the accompanying consolidated balance sheets.

  Reclassifications

     Certain reclassifications of the prior years' financial statements have been made to conform to the current year's presentation.

3. ACQUISITIONS AND LICENSED TECHNOLOGY

     In February 1998, June 1998, July 1998, and July 1999, the Company completed the acquisitions of Insignia Solutions, plc for approximately $17.5 million, APM Limited for approximately $40.4 million, VDOnet Corporation Limited for approximately $7.9 million, and ViewSoft, Inc. for approximately $33.5 million, respectively. A portion of the purchase price for each of these acquisitions was allocated to in-process research and development ("IPR&D"), which had not reached technological feasibility and had no

                              CITRIX SYSTEMS, INC.

alternative future use. The allocations resulted in pre-tax charges to the Company's operations of approximately $2.7 million in the first quarter of 1998, $10.7 million in the second quarter of 1998, $2.4 million in the third quarter of 1998, and $2.3 million in the third quarter of 1999 associated with the acquisitions of Insignia, APM, VDOnet, and ViewSoft, respectively.

     In January 1998, the Company licensed certain in-process software technology from EPiCON, Inc. for approximately $8.0 million, payable in cash under a three-year licensing agreement. A portion of the licensing fee was allocated to in-process research and development, which had no alternative future use. The allocation resulted in a pre-tax charge of approximately $2.6 million to the Company's operations in the first quarter of 1998. In December 1999, the Company amended its license agreement with EPiCON to allow the Company access to additional software technology and to extend the exclusive license term for an additional $4.0 million, of which $1.3 million was paid in cash at the amendment date.

     As of the date of each of the transactions, the Company concluded that the respective in-process technologies had no alternative future uses after taking into consideration the potential use of the technologies in different products, the stage of development and life cycle of each project, resale of the software, and internal use. The value of the respective purchased IPR&D was expensed at the time of each of the transactions.

     In February 2000, the Company acquired all of the operating assets of the Innovex Group, Inc. ("Innovex"), a privately owned e-business consulting services organization specializing in the design, development and implementation of Web-based solutions and systems integration. The purchase price was approximately $47.8 million, of which $28.7 million, excluding $275,000 in transaction costs, was paid at the closing date. The balance is payable in equal installments 18 and 24 months after the closing date, contingent on future events, as set forth in the acquisition agreement. Contingent payment to be made at future dates, if any, will be accounted for primarily as additional purchase price and amortized over the remaining life of the intangible assets acquired.

     Each of the acquisitions was accounted for under the purchase method of accounting. The consolidated financial statements reflect the operations of the acquired businesses for the periods after their respective dates of acquisition.

     The purchase consideration was allocated to the acquired assets and liabilities based on fair values as follows:

                                           INSIGNIA   EPICON      APM     VDONET    VIEWSOFT   INNOVEX
                                           --------   -------   -------   -------   --------   -------
                                                                 (IN THOUSANDS)
Net assets acquired (net liabilities
  assumed)...............................  $   400    $    --   $  (800)  $  (100)  $   128    $ 2,259
Purchased identifiable intangibles.......   12,550      9,416    26,900     5,568     2,200      9,908
Purchased in-process research and
  development............................    2,700      2,584    10,700     2,432     2,300         --
Goodwill.................................    1,850         --     3,600        --    28,904     16,788
                                           -------    -------   -------   -------   -------    -------
     Total purchase consideration........  $17,500    $12,000   $40,400   $ 7,900   $33,532    $28,955
                                           =======    =======   =======   =======   =======    =======

     The acquired core technology in the APM acquisition consisted primarily of a Java software product that would operate in a MetaFrame server environment. At the time of acquisition, it was anticipated that there was a growing need and momentum in the market to develop and run Java client applications. Since the acquisition, the market has not developed as anticipated. In the second quarter of 2000, management changed the Java application server to a Java Performance Pack product, which adds performance enhancements and management tools to other Citrix products. By the fourth quarter of 2000, the Company had developed a Java Performance Pack and was assessing the market demand for this technology. As of December 31, 2000, the Company did not believe that there were sufficient projected cash flows to support the net book value of the

                              CITRIX SYSTEMS, INC.

core technology associated with the APM acquisition. In addition, the Company determined that there was no alternative future use for the acquired technology. As a result, the Company recorded a write-down of $7.3 million, representing the net book value of the APM core technology as of December 31, 2000.

     The acquired core technology in the VDOnet acquisition consisted primarily of the ICA Video Services project which allowed video applications and applications containing videos to be viewed on an ICA client. Subsequent development efforts resulted in the VideoFrame 1.0 product, which was shipped in the third quarter of 1999, but has resulted in few sales to end users. Since the acquisition, the Company has explored alternative uses for the acquired technology. These uses related primarily to delivering video applications in a server-based computing environment and video streaming with ICA devices. In the fourth quarter of 2000, the Company reviewed potential modifications to its cash flow projections based on alternative uses for the technology. As a result of its evaluation, the Company did not believe that there were sufficient projected cash flows to support the carrying value and continued development of the core technology. As a result, the Company recorded a write-down of $1.8 million, representing the net book value of the VDOnet core technology as of December 31, 2000.

4. CASH AND INVESTMENTS

     The summary of cash and cash equivalents and investments consists of the following:

                                                                  DECEMBER 31
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
                                                                 (IN THOUSANDS)
Cash and cash equivalents:
  Cash......................................................  $114,570    $ 36,049
  Commercial paper..........................................   131,248       2,106
  Money market funds........................................    44,157      33,139
  Government securities.....................................    85,050      86,196
  Corporate securities......................................        --      58,626
                                                              --------    --------
     Cash and cash equivalents..............................  $375,025    $216,116
                                                              ========    ========
Short-term investments:
  Commercial paper..........................................  $ 14,078    $ 12,236
  Corporate securities......................................    37,062      49,989
  Government securities.....................................    40,472     159,753
                                                              --------    --------
     Short-term investments.................................  $ 91,612    $221,978
                                                              ========    ========
Long-term investments:
  Corporate securities......................................  $334,961    $ 27,801
  Government securities.....................................    42,945     292,704
  Other.....................................................     4,618       5,250
                                                              --------    --------
     Long-term investments..................................  $382,524    $325,755
                                                              ========    ========

     The unrealized gain (loss) associated with each individual category of cash and investments is not significant.

     In December 2000, the Company, through a wholly-owned subsidiary, entered into a forward bond purchase agreement ("Bond Purchase Agreement") with an investment advisor. Pursuant to the Bond Purchase Agreement, the Company will purchase zero coupon bonds ("Forward Bonds") from the investment advisor at certain scheduled dates pursuant to the Bond Purchase Agreement. The purchase price of the

                              CITRIX SYSTEMS, INC.

Forward Bonds will equal the expected future coupon or principal payment amounts received on six underlying corporate securities. The corporate securities, which have an aggregate amortized cost of $158.2 million at December 31, 2000, generally provide for semi-annual interest payments and mature at various dates between December 2003 and March 2004. The Forward Bonds will mature on March 15, 2004 with an aggregate maturity value of approximately $195 million. The Bond Purchase Agreement and the underlying corporate securities are classified as held-to-maturity, therefore, the Company does not recognize changes in the fair value of these investments unless a decline in the fair value of the investments is other than temporary, in which case a loss would be recognized in earnings. The underlying corporate securities have been pledged as security for the Company's future obligations to purchase the Forward Bonds.

     In December 2000, the Company invested $158.1 million in a trust ("Trust") held by an investment advisor. The Trust primarily consists of assets which in turn invest in AAA-rated zero-coupon corporate securities that mature on March 22, 2004 with an aggregate maturity value of approximately $195 million. The investment advisor entered into a credit risk swap agreement with the Trust which effectively increased the yield on the trust assets and for which value the Trust assumed the credit risk of ten specific A-rated or better companies. The Company records the investment as held-to-maturity zero-coupon corporate securities. The Company does not recognize changes in the fair value of these investments unless a decline in the fair value of the Trust assets is other than temporary, in which case a loss would be recognized in earnings.

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consist of the following:

                                                                 DECEMBER 31
                                                              ------------------
                                                               2000       1999
                                                              -------    -------
                                                                (IN THOUSANDS)
Accounts payable............................................  $ 7,123    $ 6,518
Accrued compensation and employee benefits..................   11,857      6,686
Accrued royalties...........................................    2,638      5,423
Accrued cooperative advertising and marketing programs......   21,034     16,521
Accrued taxes...............................................   19,627     24,434
Other.......................................................   16,460      9,608
                                                              -------    -------
                                                              $78,739    $69,190
                                                              =======    =======

6. EMPLOYEE STOCK COMPENSATION AND BENEFIT PLANS

  Stock Compensation Plans

     As of December 31, 2000, the Company has five stock-based compensation plans, which are described below. The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. As mentioned in Note 2, the Company applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock plans and its stock purchase plan. Had compensation cost for the Company's five stock-based compensation plans been determined based on the fair value at the grant dates for grants under

                              CITRIX SYSTEMS, INC.

those plans consistent with the method of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                        2000        1999       1998
                                                      --------    --------    -------
                                                           (IN THOUSANDS, EXCEPT
                                                          PER SHARE INFORMATION)
Net income (loss)
  As reported.......................................  $ 94,512    $116,944    $61,102
                                                      ========    ========    =======
  Pro forma.........................................  $(38,036)   $ 64,069    $39,286
                                                      ========    ========    =======
Basic earnings (loss) per share
  As reported.......................................  $   0.51    $   0.66    $  0.36
                                                      ========    ========    =======
  Pro forma.........................................  $  (0.21)   $   0.36    $  0.23
                                                      ========    ========    =======
Diluted earnings (loss) per share
  As reported.......................................  $   0.47    $   0.61    $  0.33
                                                      ========    ========    =======
  Pro forma.........................................  $  (0.19)   $   0.33    $  0.22
                                                      ========    ========    =======

     For purposes of the proforma calculations, the fair value of each option is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions used:

                                                  2000 GRANTS    1999 GRANTS    1998 GRANTS
                                                  -----------    -----------    -----------
Dividend yield..................................     none           none           none
Expected volatility factor......................     0.8            0.6            0.6
Approximate risk free interest rate.............     6.0%           5.5%           5.5%
Expected lives..................................  4.64 years     4.50 years     4.89 years

     The determination of the fair value of all options is based on the assumptions described in the preceding paragraph, and because additional option grants are expected to be made each year, the above pro forma disclosures are not representative of pro forma effects on reported net income or loss for future years.

  Fixed Stock Option Plans

     The Company's 1995 Stock Plan (the 1995 Plan) was adopted by the Board on September 28, 1995 and approved by the Company's stockholders in October 1995. Under the terms of the 1995 Plan the Company is authorized to grant incentive stock options (ISOs) and nonqualified stock options (NSOs), make stock awards and provide the opportunity to purchase stock to employees, directors and officers and consultants of the Company. The 1995 Plan originally provided for the issuance of a maximum of 36,000,000 (as adjusted for stock splits) shares of Common Stock, plus, effective January 1, 1997 and each year thereafter, a number of shares of Common Stock equal to 5% of the total number of shares of Common Stock issued and outstanding as of December 31 of the preceding year. An amendment to the 1995 Plan to increase the authorized shares from 69,945,623 to 80,000,000 was proposed to the stockholders in connection with the stockholders' annual meeting in May 2000. The amendment did not receive enough votes to pass at the May 2000 meeting and, due to confusion among the Company's stockholders resulting from inaccurate information published by a third party, the meeting was adjourned without closing the polls on the amendment. The meeting was reconvened on June 2, 2000 and the amendment passed. In July 2000, the 1995 Plan was further amended by the Board of Directors to remove the ability under the 1995 Plan to re-price options. In September 2000, a lawsuit was filed challenging the validity of stockholders' approval to the amendment of the 1995 Plan. In December 2000, the Delaware Court of Chancery issued an opinion, in a case unrelated to the Company, which represented a significant development in the law concerning the obligations of a company when it adjourns its annual

                              CITRIX SYSTEMS, INC.

meeting while leaving the polls open on a stockholder vote. In light of this guidance, the Board of Directors of the Company decided to withdraw the amendment to the 1995 Plan, which was passed by the stockholders on June 2, 2000. To accomplish this, in January 2001, the Board of Directors approved an amendment to the 1995 Plan to nullify the increase approved at the stockholders' annual meeting in May 2000. Under the 1995 Plan, a maximum of 60,000,000 ISOs may be granted and ISOs must be granted at exercise prices no less than market value at the date of grant, except for ISOs granted to employees who own more than 10% of the Company's combined voting power, for which the exercise prices will be no less than 110% of the market value at the date of grant. NSOs, stock awards or stock purchases may be granted or authorized, as applicable, at prices no less than the minimum legal consideration required. ISOs and NSOs expire ten years from the date of grant. All options are exercisable upon vesting. The options typically vest over four years at a rate of 25.00% of the shares underlying the option one year from the date of grant and at a rate of 2.08% monthly thereafter.

     The Company's amended and restated 2000 Director and Officer Stock Option and Incentive Plan (the 2000 Plan) was originally adopted by the Board of Directors and approved by the Company's stockholders on May 18, 2000. Under the terms of the 2000 Plan, the Company is authorized to make stock awards, provide eligible individuals with the opportunity to purchase stock, grant ISOs and grant NSOs to officers and directors of the Company. The 2000 Plan provides for the issuance of up to 4,000,000 shares, plus, effective on January 1, 2001, on January 1 of each year, a number of shares of Common Stock equal to one-half of one percent (0.5%) of the total number of shares of Common Stock issued and outstanding as of December 31 of the preceding year. Notwithstanding the foregoing, no more than 3,000,000 shares of Common Stock may be issued pursuant to the exercise of incentive stock options granted under the 2000 Plan. Under the 2000 Plan, ISOs must be granted at exercise prices no less than market value at the date of grant, provided however, that if an NSO is expressly granted in lieu of a reasonable amount of salary or cash bonus, the exercise price may be equal to or greater than 85% of the fair market value at the date of such grant. ISOs and NSOs expire ten years from date of grant. All options are exercisable upon vesting. The options typically vest over four years at a rate of 25% of the shares underlying the option one year from date of grant and at a rate of 2.08% monthly thereafter.

     The 1995 Non-Employee Director Stock Option Plan (the Director Option Plan) was adopted by the Board of Directors on September 28, 1995 and approved by the Company's stockholders in October 1995. The Director Option Plan provides for the grant of options to purchase a maximum of 3,600,000 (as adjusted for stock splits) shares of Common Stock of the Company to non-employee directors of the Company.

     Under the Director Option Plan, each director who is not also an employee of the Company and who is first elected as a director will receive, upon the date of his or her initial election, an option to purchase 180,000 shares of Common Stock. Options granted under the Director Option Plan vest at a rate of 33.33% one year from the date of grant and vest at a rate of 2.78% monthly thereafter. In addition, on each three-year anniversary of such director's first election to the Board of Directors, such director will receive an additional option to purchase 180,000 shares of Common Stock, vesting in accordance with the aforementioned schedule, provided that such director continues to serve on the Board of Directors at the time of grant. All options granted under the Director Option Plan have an exercise price equal to the fair market value of the Common Stock on the date of grant and a term of ten years from the date of grant. Options are exercisable to the extent vested only while the optionee is serving as a director of the Company or within 90 days after the optionee ceases to serve as a director of the Company.

     On July 11, 1989, the Company's 1989 Stock Option Plan (the 1989 Plan) as amended, permitted the Company to grant ISOs and NSOs to purchase up to 25,256,544 (as adjusted for stock splits) shares of the Company's Common Stock. Under the 1989 Plan, options may be granted at exercise prices no less than market value at the date of grant. All options are fully exercisable from the date of grant and are subject to a repurchase option in favor of the Company which lapses as to 25.00% of the shares underlying the option one year from the date of grant and as to 2.08% monthly thereafter. If the purchaser of stock pursuant to the 1989

                              CITRIX SYSTEMS, INC.

Plan is terminated from employment with the Company, the Company has the right and option to purchase from the employee, at the price paid for the shares by the employee, the number of unvested shares at the date of termination. No shares have been repurchased under this Plan. Effective November 1999 no further options may be granted under this Plan.

     A summary of the status and activity of the Company's stock option plans is as follows:

                                                          YEAR ENDED DECEMBER 31
                                   ---------------------------------------------------------------------
                                           2000                    1999                    1998
                                   ---------------------   ---------------------   ---------------------
                                                WEIGHTED                WEIGHTED                WEIGHTED
                                                AVERAGE                 AVERAGE                 AVERAGE
                                                EXERCISE                EXERCISE                EXERCISE
                                     SHARES      PRICE       SHARES      PRICE       SHARES      PRICE
                                   ----------   --------   ----------   --------   ----------   --------
Outstanding at beginning of
  year...........................  42,358,350    $18.28    32,279,324    $ 9.50    22,279,272    $ 4.21
  Granted........................  12,671,582     42.38    21,157,900     26.80    17,213,600     14.02
  Exercised......................  (6,692,488)    10.32    (9,221,440)     7.57    (5,923,760)     2.53
  Forfeited......................  (5,048,604)    25.65    (1,857,434)    15.99    (1,289,788)    10.28
                                   ----------              ----------              ----------
Outstanding at end of year.......  43,288,840     25.67    42,358,350     18.28    32,279,324      9.50
                                   ==========              ==========              ==========
Options exercisable at end of
  year...........................  14,364,325     16.49     7,062,760      7.86     6,141,596      3.56
                                   ==========              ==========              ==========
Weighted-average fair value of
  options granted during the
  year...........................                $28.07                  $14.37                  $ 7.21

     Information about stock options outstanding as of December 31, 2000 is as follows:

                                    OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                   -----------------------------------------------------   ----------------------------------
                                           WEIGHTED
                        OPTIONS            AVERAGE           WEIGHTED           OPTIONS           WEIGHTED
    RANGE OF        OUTSTANDING AT        REMAINING          AVERAGE        EXERCISABLE AT        AVERAGE
 EXERCISE PRICES   DECEMBER 31, 2000   CONTRACTUAL LIFE   EXERCISE PRICE   DECEMBER 31, 2000   EXERCISE PRICE
 ---------------   -----------------   ----------------   --------------   -----------------   --------------
$ 0.02 to $ 14.31      8,952,432             6.51             $ 7.29           5,747,871           $ 6.09
$14.50 to $ 15.69      8,199,015             8.80             $15.49           1,460,302           $15.11
$15.84 to $ 24.38      9,914,095             8.26             $20.54           3,361,796           $20.39
$25.44 to $ 48.44     10,788,173             8.65             $28.97           3,668,598           $28.50
$53.00 to $104.00      5,435,125             9.12             $74.10             125,758           $53.07
                      ----------                                              ----------
                      43,288,840             8.20             $25.67          14,364,325           $16.49
                      ==========                                              ==========

  Stock Purchase Plan

     The 1995 Employee Stock Purchase Plan (the 1995 Purchase Plan) was adopted by the Board of Directors on September 28, 1995 and approved by the Company's stockholders in October 1995. The 1995 Purchase Plan provides for the issuance of a maximum of 9,000,000 shares of Common Stock upon the exercise of nontransferable options granted to participating employees. All U.S.-based employees of the Company, whose customary employment is 20 hours or more per week and more than five months in any calendar year, and employees of certain international subsidiaries, are eligible to participate in the 1995 Purchase Plan. In June 2000, the 1995 Purchase Plan was amended to allow employees to deduct up to 10% of their total cash compensation, up from 5% previously, and to remove the requirement that employees complete at least one year of employment to be eligible to participate in the plan. Employees who would immediately after the grant own 5% or more of the Company's Common Stock, and directors who are not employees of the Company, may not participate in the 1995 Purchase Plan. To participate in the 1995 Purchase Plan, an employee must authorize the Company to deduct an amount (not less than 1% nor more than 10% of a participant's total cash compensation) from his or her pay during six-month periods (each a Plan Period).

                              CITRIX SYSTEMS, INC.

     The maximum number of shares of Common Stock an employee may purchase in any Plan Period is 6,000 shares subject to certain other limitations. The exercise price for the option for each Plan Period is 85% of the lesser of the market price of the Common Stock on the first or last business day of the Plan Period. If an employee is not a participant on the last day of the Plan Period, such employee is not entitled to exercise his or her option, and the amount of his or her accumulated payroll deductions are refunded. An employee's rights under the 1995 Purchase Plan terminate upon his or her voluntary withdrawal from the 1995 Purchase Plan at any time or upon termination of employment. Under the 1995 Purchase Plan, the Company issued 77,781, 27,004 and 30,460 shares in 2000, 1999 and 1998, respectively.

  Benefit Plan

     The Company maintains a 401(k) benefit plan (the "Plan") allowing eligible U.S.-based employees to contribute up to 15% of their annual compensation, limited to an annual maximum amount as set periodically by the Internal Revenue Service. The Company, at its discretion, may contribute up to $0.50 on each dollar of employee contribution, limited to a maximum of 6% of the employee's annual contribution. The Company's matching contributions for 2000 and 1999 were $1,179,279 and $605,087, respectively. The Company's contributions vest over a four-year period at 25% per year.

7. CAPITAL STOCK

  Common Stock

     The Company has reserved for future issuance 60,009,534 shares of Common Stock for the exercise of stock options outstanding or available for grant and 11,950,594 shares for the conversion of the zero coupon convertible debentures into Common Stock.

     On May 13, 1999, the stockholders approved an increase of authorized Common Stock from 150,000,000 shares, $0.001 par value per share to 400,000,000 shares, $0.001 par value per share.

     On May 18, 2000, the stockholders approved an increase of authorized Common Stock from 400,000,000 shares, $0.001 par value per share to 1,000,000,000 shares, $0.001 par value per share.

  Stock Repurchase Programs

     On April 15, 1999, the Board of Directors approved a stock repurchase program authorizing the repurchase of up to $200 million of the Company's Common Stock. Purchases will be made from time to time in the open market and paid out of general corporate funds. As of December 31, 2000, the Company had purchased 2,750,000 shares of outstanding Common Stock on the open market at a total cost of $57.9 million. These shares have been recorded as treasury stock.

     On August 8, 2000, the Company entered into an agreement, as amended, with a counterparty in a private transaction to purchase up to approximately 4.8 million shares of the Company's Common Stock at various times through the third quarter of 2002. Pursuant to the terms of the agreement, $100 million was paid to the counterparty in the third quarter of 2000. The ultimate number of shares repurchased will depend on market conditions. As of December 31, 2000 the Company received 1,067,108 shares under this agreement at a total cost of $18.1 million. These shares have been recorded as treasury stock.

     In connection with the Company's stock repurchase program, in October 2000, the Board of Directors approved a program authorizing the Company to sell put warrants that entitle the holder of each warrant to sell to the Company, generally by physical delivery, one share of the Company's Common Stock at a specified price. As of December 31, 2000, the Company sold 1.3 million put warrants with exercise prices ranging from $20.89 to $29.64, and expiring on various dates between January and March 2001, and received premium proceeds of $4.9 million. As of December 31, 2000, the Company has a total potential repurchase obligation of

                              CITRIX SYSTEMS, INC.

approximately $34.0 million associated with the outstanding put warrants, of which $15.7 million is classified as a put warrant obligation on the face of the balance sheet. The remaining $18.3 million of outstanding put warrants permit a net-share settlement at the Company's option and do not result in a put warrant obligation on the balance sheet. The outstanding put warrants classified as a put warrants obligation on the balance sheet will be reclassified to equity when the warrant is exercised or expires. Under the terms of the put warrant agreements, the Company must maintain certain levels of cash and investments balances. As of December 31, 2000, the Company has approximately $349.2 million of cash and investments in excess of required levels.

  Stock Splits

     On May 17, 1996, the Board of Directors declared a two-for-one stock split in the form of a stock dividend paid on June 4, 1996, to stockholders of record of the Company's Common Stock on May 28, 1996.

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

8. CONVERTIBLE SUBORDINATED DEBENTURES

     In March 1999, the Company sold $850 million principal amount at maturity of its zero coupon convertible subordinated debentures (the "Debentures") due March 22, 2019 in a private placement. The Debentures were priced with a yield to maturity of 5.25% and resulted in net proceeds to the Company of approximately $291.9 million, net of original issue discount and net of debt issuance costs of $9.6 million. Except under limited circumstances, no interest will be paid on the Debentures prior to maturity. The Debentures are convertible at the option of the security holder at any time on or before the maturity date at a conversion rate of 14.0612 shares of the Company's Common Stock for each $1,000 principal amount at maturity of Debentures, subject to adjustment in certain events. The Company may redeem the Debentures on or after March 22, 2004. Holders may require the Company to repurchase the Debentures, at set redemption prices (equal to the issue price plus accrued original issue discount) beginning on March 22, 2004. In October 2000, the Board of Directors approved a program authorizing the Company to repurchase up to $25 million of the Debentures in open market purchases. As of December 31, 2000, none of the Company's Debentures had been repurchased under this program. Interest expense related to the Debentures was $17.0 and $12.6 million in 2000 and 1999, respectively.

                              CITRIX SYSTEMS, INC.

9. FAIR VALUES OF FINANCIAL INSTRUMENTS

     The fair value of the Company's investments in commercial paper, government securities, and corporate securities, by contractual maturity, is as follows:

                                                                  DECEMBER 31
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
                                                                 (IN THOUSANDS)
Due in less than 1 year.....................................  $307,910    $368,906
Due in 1 to 3 years.........................................    61,253     320,505
Due in greater than 3 years.................................   321,423          --
                                                              --------    --------
                                                              $690,586    $689,411
                                                              ========    ========

     The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair value due to the short maturity of these items. The Company's investments classified as available-for-sale securities are carried at fair value on the accompanying Consolidated Balance Sheets, based primarily on quoted market prices for such financial instruments. The Company's investments associated with the Bond Purchased Agreement and the Trust are classified as held-to-maturity and are carried at amortized cost on the accompanying Consolidated Balance Sheets. The carrying amount of the Company's Debentures at December 31, 2000 and 1999 were approximately $330.5 and $313.9 million, respectively. The fair value of the Debentures, based on the quoted market price as of December 31, 2000 and 1999 were approximately $352.7 and $751.8 million, respectively. The fair value of the underlying securities associated with the Bond Purchase Agreement was approximately $163.0 million at December 31, 2000. The investments held in the Trust have an aggregate fair value of $158.4 million at December 31, 2000. The fair value of the outstanding put warrants was approximately $6.2 million at December 31, 2000.

10. COMMITMENTS

     The Company leases certain office space, equipment and software under various operating leases. Certain of these leases contain stated escalation clauses while others contain renewal options.

     Rental expense for the years ended December 31, 2000, 1999 and 1998 totaled approximately $8,707,000, $4,954,000 and $2,787,000 respectively. Lease commitments under non-cancelable operating leases with remaining terms in excess of one year are as follows:

                                                              (IN THOUSANDS)
Years ending December 31,
  2001......................................................     $ 12,510
  2002......................................................       12,368
  2003......................................................       10,755
  2004......................................................        7,513
  2005......................................................        6,274
  Thereafter................................................       57,224
                                                                 --------
                                                                 $106,644
                                                                 ========

     To consolidate certain of the Company's corporate offices and to accommodate the Company's projected growth, the Company entered into a lease agreement for office space at its Corporate headquarters beginning in the second quarter of 2001. Lease commitments under this lease agreement are included in the table above. Upon occupancy of this new facility, the Company plans to sublease the space in certain existing buildings for the remainder of their respective lease terms.

                              CITRIX SYSTEMS, INC.

11. INCOME TAXES

     The United States and foreign components of income from continuing operations before income taxes are as follows:

                                                        2000        1999       1998
                                                      --------    --------    -------
                                                              (IN THOUSANDS)
United States.......................................  $ 80,465    $122,131    $93,219
Foreign.............................................    54,552      60,594      2,253
                                                      --------    --------    -------
     Total..........................................  $135,017    $182,725    $95,472
                                                      ========    ========    =======

     The components of the provision for (benefit from) income taxes are as follows:

                                                       2000        1999        1998
                                                      -------    --------    --------
                                                              (IN THOUSANDS)
Current:
  Federal...........................................  $29,252    $ 53,060    $ 39,026
  Foreign...........................................    3,428      16,782       1,907
  State.............................................    1,585       9,256       7,339
                                                      -------    --------    --------
     Total current..................................   34,265      79,098      48,272
Deferred............................................    6,240     (13,317)    (13,902)
                                                      -------    --------    --------
     Total income tax expense.......................  $40,505    $ 65,781    $ 34,370
                                                      =======    ========    ========

     The significant components of the Company's deferred tax assets and liabilities consisted of the following:

                                                                 DECEMBER 31
                                                              ------------------
                                                               2000       1999
                                                              -------    -------
                                                                (IN THOUSANDS)
Deferred tax assets:
  Acquired technology.......................................  $18,362    $ 8,827
  Deferred revenue..........................................   21,549     36,752
  Accounts receivable allowances............................    1,915      2,658
  Depreciation and amortization.............................    4,458      7,646
  Tax credits...............................................   12,047      8,355
  Other.....................................................    9,364      1,256
                                                              -------    -------
     Total deferred tax assets..............................   67,695     65,494
Deferred tax liabilities:
  Foreign earnings..........................................   (8,753)    (8,753)
                                                              -------    -------
     Total deferred tax liabilities.........................   (8,753)    (8,753)
                                                              -------    -------
     Total net deferred tax assets..........................  $58,942    $56,741
                                                              =======    =======

     During the years ended December 31, 2000, 1999, and 1998, the Company recognized tax benefits related to the exercise of employee stock options in the amount of $63,923,000, $50,843,000, and $24,174,000, respectively. This benefit was recorded to additional paid-in capital. In 2000, the tax benefit relating to the exercise of employee stock options resulted in the Company generating a U.S. net operating loss for the year. The Company is able to carry back the net operating loss generated in 2000 and receive a refund of U.S. taxes paid in 1999 and 1998.

                              CITRIX SYSTEMS, INC.

     At December 31, 2000, the Company has approximately $35,793,000 of U.S. net operating loss carryforwards remaining, a substantial portion of which begins to expire in 2020. The Company will record the benefit of the net operating loss carryforwards generated from the exercise of employee stock options, through additional paid-in capital when the net operating loss carryforwards are utilized. Approximately $5,242,000 of the U.S. net operating loss carryforwards is limited under Internal Revenue Code section 382.

     At December 31, 2000, the Company had research and development tax credit carryforwards of approximately $8,224,000 that expire beginning in 2018. Additionally, the Company had foreign tax credit carryforwards of approximately $3,823,000 at December 31, 2000 that expire beginning in 2003.

     Effective January 1, 2000, the Company does not expect to remit earnings from its foreign subsidiaries. Accordingly, the Company has not provided for deferred taxes on these earnings pursuant to FAS 109.

     A reconciliation of the Company's income taxes to amounts calculated at the statutory federal rate is as follows:

                                                          YEAR ENDED DECEMBER 31
                                                      -------------------------------
                                                        2000        1999       1998
                                                      --------    --------    -------
                                                              (IN THOUSANDS)
Federal statutory taxes.............................  $ 47,256    $ 63,954    $33,415
State income taxes, net of federal tax benefit......     5,134       5,378      3,476
Foreign sales corporation benefits..................        --      (2,556)    (1,226)
Foreign operations..................................   (19,634)         --         --
Interest income.....................................    (5,979)     (4,555)        --
Intangible assets...................................     3,047       8,260         --
Other permanent differences.........................     3,143       5,220        109
Tax credits.........................................       632     (10,981)    (2,542)
Other...............................................     6,906       1,061      1,138
                                                      --------    --------    -------
                                                      $ 40,505    $ 65,781    $34,370
                                                      ========    ========    =======

12. GEOGRAPHIC INFORMATION AND SIGNIFICANT CUSTOMERS

     The Company operates in a single market consisting of the design, development, marketing and support of application delivery and management software and services for enterprise applications. Design, development, marketing and support operations outside of the United States are conducted through subsidiaries located primarily in Europe and the Asia Pacific region.

     The Company tracks revenue by geography and product category but does not track expenses or identifiable assets on a product category basis. The Company does not engage in intercompany transfers between segments. The Company's management evaluates performance based primarily on revenues in the geographic locations that the Company operates. Segment profit for each segment includes sales and marketing expenses directly attributable to the segment and excludes certain expenses that are managed outside the reportable segments. Costs excluded from segment profit primarily consist of cost of revenues, research and development costs, interest, corporate expenses, including income taxes, as well as non-recurring charges for purchased in-process technology and technology write-downs, and overhead costs, including rent, utilities, depreciation and amortization. Corporate expenses are comprised primarily of corporate marketing costs, operations and other general and administrative expenses, which are separately managed. Accounting policies of the segments are the same as the Company's consolidated accounting policies.

     During 1999 and 2000, wholly-owned subsidiaries were formed in various locations within Europe, Middle East and Africa (EMEA) and Asia Pacific, respectively. These subsidiaries are responsible for sales

                              CITRIX SYSTEMS, INC.

and distribution of the Company's products. Prior to this change, sales in these geographic segments were classified as export sales from the Americas segment (see below). For purposes of the presentation of segment information, the sales previously reported as Americas export sales have been reclassified to the geographical segments where the sale was made for each of the periods presented.

     Net revenues and segment profit, classified by the major geographic area in which the Company operates, are as follows:

                                                       2000        1999        1998
                                                     --------    --------    --------
                                                              (IN THOUSANDS)
Net revenues:
  Americas.........................................  $248,398    $213,575    $141,876
  EMEA.............................................   158,645     129,649      64,222
  Asia Pacific.....................................    23,505      20,231      10,803
  Other(1).........................................    39,898      39,830      31,735
                                                     --------    --------    --------
  Consolidated.....................................  $470,446    $403,285    $248,636
                                                     ========    ========    ========
Segment profit:
  Americas.........................................  $206,984    $174,829    $104,968
  EMEA.............................................   123,056     103,811      46,632
  Asia Pacific.....................................    10,238      10,834       6,551
  Other(1).........................................    39,898      39,830      31,735
  Unallocated expenses(2):
     Cost of revenues..............................   (29,054)    (14,579)    (16,682)
     Overhead costs................................   (84,129)    (51,721)    (28,298)
     Research and development......................   (50,622)    (37,363)    (22,858)
     In-process research and development...........        --      (2,300)    (18,416)
     Write-down of technology......................    (9,081)         --          --
     Net interest..................................    22,792      11,221       9,968
     Other corporate expenses......................   (95,065)    (51,837)    (18,128)
                                                     --------    --------    --------
     Consolidated income before income taxes.......  $135,017    $182,725    $ 95,472
                                                     ========    ========    ========

---------------
(1) Represents royalty fees in connection with the Development Agreement.

(2) Represents expenses presented to management only on a consolidated basis and not allocated to the geographic operating segments.

     The Americas' identifiable assets accounted for greater than 90% of the total identifiable assets for all segments as of December 31, 2000, 1999 and 1998.

     Export revenue represents shipments of finished goods and services from the United States to international customers. As of July 1, 1999 and July 1, 2000, the Company began shipping finished goods to

                              CITRIX SYSTEMS, INC.

European and Asia Pacific customers, respectively, from its warehouse location in Europe. Shipments from the United States were as follows:

                                                           YEARS ENDED DECEMBER 31
                                                        -----------------------------
                                                         2000       1999       1998
                                                        -------    -------    -------
                                                               (IN THOUSANDS)
EMEA..................................................  $    --    $60,590    $64,130
Asia Pacific..........................................   11,249     20,202     10,762
Other.................................................    7,274      6,289      2,760
                                                        -------    -------    -------
                                                        $18,523    $87,081    $77,652
                                                        =======    =======    =======

     The Company had net revenue attributed to individual customers in excess of 10% of total net sales as follows:

                                                              YEAR ENDED DECEMBER 31
                                                              ----------------------
                                                              2000     1999     1998
                                                              ----     ----     ----
Customer A..................................................   13%      13%      11%
Customer B..................................................   12%      10%       6%
Customer C..................................................   10%       9%       8%

     Additional information regarding revenue by products and services groups is as follows:

                                                             YEAR ENDED DECEMBER 31
                                                         ------------------------------
                                                           2000       1999       1998
                                                         --------   --------   --------
                                                                 (IN THOUSANDS)
Revenues:
  Application Servers..................................  $336,113   $299,510   $172,663
  Management Products..................................    57,952     38,441     11,916
  Computing Appliances Products........................     4,931      9,754     21,776
  Microsoft Royalties..................................    39,898     39,830     31,735
  Services and Other Revenue...........................    31,552     15,750     10,546
                                                         --------   --------   --------
  Net Revenues.........................................  $470,446   $403,285   $248,636
                                                         ========   ========   ========

13. RELATED PARTY TRANSACTIONS

     An entity which held a greater than 5% interest in the Company at December 31, 1999 and 1998 is a party to one of the licensing agreements discussed in
Note 2. The Company recognized $0.3 million, $1.9 million and $8.5 million of royalty expense in cost of revenues in the years ended December 31, 2000, 1999 and 1998, respectively, and has accrued royalties and other accounts payable of $100,000 and $400,000 at December 31, 2000 and 1999, respectively, in connection with this agreement. The Company has recognized revenue of approximately $39.9 million, $39.8 million and $31.7 million in 2000, 1999 and 1998, respectively, in connection with the Development Agreement, as amended, discussed in Note 2.

                              CITRIX SYSTEMS, INC.

14. EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                              YEAR ENDED DECEMBER 31
                                                        ----------------------------------
                                                          2000         1999         1998
                                                        --------   ------------   --------
                                                            (IN THOUSANDS, EXCEPT PER
                                                                SHARE INFORMATION)
Numerator:
  Net income..........................................  $ 94,512     $116,944     $ 61,102
                                                        ========     ========     ========
Denominator:
  Denominator for basic earnings per share -- weighted
     average shares...................................   184,804      176,260      168,473
  Effect of dilutive securities:
     Put warrants.....................................        41           --           --
     Employee stock options...........................    14,886       16,306       14,121
                                                        --------     --------     --------
  Denominator for diluted earnings per
     share -- adjusted weighted-average shares........   199,731      192,566      182,594
                                                        ========     ========     ========
Basic earnings per share..............................  $   0.51     $   0.66     $   0.36
                                                        ========     ========     ========
Diluted earnings per share............................  $   0.47     $   0.61     $   0.33
                                                        ========     ========     ========

15. RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement 133," which amended SFAS 133 to change the effective date to fiscal quarters of fiscal years beginning after June 15, 2000. In June 2000, the FASB also issued SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- An Amendment to FASB Statement No. 133." SFAS 138 amends the accounting and reporting standards of SFAS 133 for certain derivative instruments and certain hedging activities. SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires the Company to record all derivatives as either assets or liabilities in the Consolidated Balance Sheet and measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow, or foreign currency hedges, and establishes accounting standards for reporting changes in the fair value of the derivative instrument. The method of accounting for changes in the fair value depends on the intended use of the derivative and the resulting designation.

     The Company adopted SFAS No. 133 in the first quarter of fiscal 2001 and, given the Company's current use of derivatives and hedging activities, the impact to transition to this statement was not material on its consolidated financial statements. The impact of SFAS 133 on the Company's future financial statements will depend on a variety of factors, including the future level of forecasted and actual foreign currency transactions, the extent of the Company's hedging activities, the types of hedging instruments used and the effectiveness of such instruments.

16. LEGAL MATTERS

     In June 2000, the Company and certain of its officers and directors were named as defendants in several securities class action lawsuits filed in the United States District Court for the Southern District of Florida on behalf of purchasers of the Company's Common Stock during the period October 20, 1999 to June 9, 2000

                              CITRIX SYSTEMS, INC.

("class period"). These actions have been consolidated as In Re Citrix Systems, Inc. Securities Litigation. These lawsuits generally allege that, during the class period, the defendants made misstatements to the investing public about the Company's financial condition and prospects. The complaint seeks unspecified damages and other relief. While the Company is unable to determine the ultimate outcome of these matters, the Company believes the plaintiffs' claims lack merit and intends to vigorously defend the lawsuits.

     In September 2000, a stockholder filed a claim in the Court of Chancery of the State of Delaware against the Company and nine of its officers and directors alleging breach of fiduciary duty by failing to disclose all material information concerning the Company's financial condition at the time of the proxy solicitation. The complaint seeks unspecified damages. By order of the court in January 2001, the action was conditionally stayed. The Company believes the plaintiff's claim lacks merit and should the action ultimately proceed in Delaware court or elsewhere, the Company intends to vigorously defend the lawsuit. In February 2001, the plaintiff filed a motion with the court for award of attorney's fees and litigation costs in the amount of $2,000,000 and $60,000, respectively. While the Company is unable to determine the ultimate outcome of these matters, the Company believes the plaintiff's motion lacks merit and intends to vigorously defend it.

     In addition, the Company is a defendant in various matters of litigation generally arising out of the normal course of business. Although it is difficult to predict the ultimate outcome of these cases, management believes, based on discussions with counsel, that any ultimate liability would not materially affect the Company's financial position, results of operations, or liquidity.

17. SUBSEQUENT EVENT

     On March 21, 2001, the Company announced that it had entered into a definitive agreement to acquire Sequoia Software Corp. for approximately $184.6 million in an all-cash tender offer. Sequoia Software Corporation is a provider of XML-pure portal software. The acquisition has been approved by the board of directors of each company and is subject to customary conditions and approvals. Holders of a majority of the outstanding shares of Sequoia have agreed to tender their shares in the tender offer. This acquisition will be accounted for using the purchase method of accounting and is expected to be completed during the second quarter of 2001.

                       SUPPLEMENTAL FINANCIAL INFORMATION

                  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                               FIRST      SECOND     THIRD       FOURTH
                                              QUARTER    QUARTER    QUARTER    QUARTER(b)   TOTAL YEAR
                                              --------   --------   --------   ----------   ----------
2000
  Net revenues..............................  $127,515   $106,086   $113,491    $123,354     $470,446
  Gross margin..............................   122,386     97,682    104,637     116,687      441,392
  Income from operations....................    49,611     15,902     25,911      20,801      112,225
  Net income................................    38,545     14,973     21,617      19,377       94,512
  Basic earnings per common share(a)........      0.21       0.08       0.12        0.10         0.51
  Diluted earnings per common share(a)......      0.19       0.07       0.11        0.10         0.47
1999
  Net revenues..............................  $ 85,039   $ 94,415   $105,780    $118,051     $403,285
  Gross margin..............................    80,517     91,314    102,477     114,398      388,706
  Income from operations....................    37,154     41,120     43,035      50,195      171,504
  Net income................................    25,768     27,785     29,346      34,045      116,944
  Basic earnings per common share(a)........      0.15       0.16       0.17        0.19         0.66
  Diluted earnings per common share(a)......      0.14       0.15       0.15        0.17         0.61

---------------

(a) Adjusted to reflect the stock splits as further discussed in Note 7.

(b) In the fourth quarter of 2000, the Company recorded impairment write-downs of previously acquired core technology of $9.1 million, as further discussed in Note 3.

                              CITRIX SYSTEMS, INC.

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

                                                 CHARGED TO    CHARGED TO
                                    BEGINNING    COSTS AND       OTHER                      BALANCE AT
                                    OF PERIOD     EXPENSES      ACCOUNTS     DEDUCTIONS    END OF PERIOD
                                    ---------    ----------    ----------    ----------    -------------
                                                               (IN THOUSANDS)
2000
Deducted from asset accounts:
  Allowance for doubtful
     accounts.....................   $1,545        $  377       $    --       $   491(2)      $ 1,431
  Allowance for returns...........    6,696            --        27,883(1)     25,409           9,170
  Provision for inventory
     obsolescence.................      912         6,932            --         7,122             722
                                     ------        ------       -------       -------         -------
                                     $9,153        $7,309       $27,883       $33,022         $11,323
                                     ======        ======       =======       =======         =======
1999
Deducted from asset accounts:
  Allowance for doubtful
     accounts.....................   $1,593        $  584       $    --       $   632(2)      $ 1,545
  Allowance for returns...........    4,641            --        20,879(1)     18,824           6,696
  Provision for inventory
     obsolescence.................      402         1,982            --         1,472             912
                                     ------        ------       -------       -------         -------
                                     $6,636        $2,566       $20,879       $20,928         $ 9,153
                                     ======        ======       =======       =======         =======
1998
Deducted from asset accounts:
  Allowance for doubtful
     accounts.....................   $1,699        $  620       $    --       $   726(2)      $ 1,593
  Allowance for returns...........    4,599            --         8,580(1)      8,538           4,641
  Provision for inventory
     obsolescence.................       --           417            --            15             402
                                     ------        ------       -------       -------         -------
                                     $6,298        $1,037       $ 8,580       $ 9,279         $ 6,636
                                     ======        ======       =======       =======         =======

---------------
(1) Netted against revenues.

(2) Uncollectible accounts written off, net of recoveries.

                                 EXHIBIT INDEX

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
  2.1(1)      Agreement and Undertaking by and among the Non-Executive
              Directors of APM Limited, the Executive Directors of APM
              Limited, and Citrix Systems, Inc.
  2.2(1)      Recommended Offers by Citrix Systems, Inc. for APM Limited
  2.3(2)      Asset Purchase Agreement dated February 15, 2000 by and
              among the Company, Innovex Group, Inc. and certain
              stockholders of Innovex
  3.1(3)      Amended and Restated Certificate of Incorporation of the
              Company
  3.2(3)      Amended and Restated By-laws of the Company
  3.3(4)      Certificate of Amendment of Amended and Restated Certificate
              of Incorporation
  4.1(3)      Specimen certificate representing the Common Stock
  4.2(5)      Indenture by and between the Company and State Street Bank and Trust Company as Trustee dated as of March 22, 1999,
              including the form of Debenture.
  4.3(5)      Form of Debenture (included in Exhibit 4.2).
  4.3(5)      Registration Rights Agreement by and between the Company and
              Credit Suisse First Boston Corporation dated as of March 22,
              1999.
 10.1(3)*     1989 Stock Option Plan
 10.2(4)*     Second Amended and Restated 1995 Stock Plan
 10.3(3)*     1995 Non-Employee Director Stock Option Plan
 10.4*        Amended and Restated 1995 Employee Stock Purchase Plan
 10.5(6)*     Amended and Restated 2000 Director and Officer Stock Option
              and Incentive Plan
 10.6(3)      Microsoft Corporation Source Code Agreement between the
              Company and Microsoft Corporation ("Microsoft") dated
              November 15, 1989
 10.7(3)      Amendment No. 1 to the Source Code Agreement between the
              Company and Microsoft dated October 1, 1992
 10.8(3)      License Agreement for Microsoft OS/2 Version Releases 1.x,
              2.x between the Company and Microsoft dated August 15, 1990
 10.9(3)      Amendment No. 1 to the License Agreement between the Company and Microsoft dated August 15, 1990, Contract No. 5198-0228 dated May 6, 1991
 10.10(3)     Amendment No. 2 to License Agreement between the Company and
              Microsoft for Microsoft OS/2 Version Releases 1.x, 2.x,
              dated October 1, 1992
 10.11(3)     Amendment No. 3 to the License Agreement between the Company and Microsoft dated August 15, 1990, Contract No. 5198-0228 dated January 1, 1994
 10.12(3)     Amendment No. 4 to the License Agreement between the Company and Microsoft dated August 15, 1990, dated January 31, 1995
 10.13(3)     Strategic Alliance Agreement between the Company and
              Microsoft dated December 12, 1991
 10.14(3)     Form of Indemnification Agreement
 10.15(7)     License, Development and Marketing Agreement dated July 9,
              1996 between the Company and Microsoft Corporation
 10.16(8)     License, Development and Marketing Agreement dated May 9,
              1997 between the Company and Microsoft Corporation
 10.17(9)     Amendment No. 1 to License, Development and Marketing
              Agreement dated May 9, 1997 between The Company and
              Microsoft Corporation
 10.18(10)    Employment Agreement dated as of January 1, 1999 by and
              between the Company and Roger W. Roberts.

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
 10.19        Severance Agreement and General Release dated June 5, 2000 between the Company and Douglas Wheeler.
 21.1         List of Subsidiaries
 23.1         Consent of Ernst & Young LLP
 24.1         Power of Attorney (Included in signature page)

---------------
(1) Incorporated herein by reference to the exhibits of the Company's Current Report on Form 8-K dated as of June 30, 1998.

(2) Incorporated herein by reference to Exhibit 2.3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

(3) Incorporated herein by reference to the exhibits to the Company's Registration Statement on Form S-1 (File No. 33-98542), as amended.

(4) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(5) Incorporated herein by reference to exhibits of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

(6) Incorporated herein by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(7) Incorporated herein by reference to Exhibit 10 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

(8) Incorporated herein by reference to Exhibit 10 of the Company's Current Report on Form 8-K dated as of May 9, 1997.

(9) Incorporated herein by reference to Exhibit 10 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

(10) Incorporated herein by reference to Exhibit 10.18 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

  * Indicates a management contract or any compensatory plan, contract or arrangement.