Form 10-Q
period 2001-03-31
CITRIX SYSTEMS INC
filed 2001-05-15
CIK 877890

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

       (Mark One)

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the quarterly period ended March 31, 2001

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

Yes [X] No [ ]

         As of May 4, 2001 there were 184,695,005 shares of the registrant's Common Stock, $.001 par value per share, outstanding.

================================================================================

                              CITRIX SYSTEMS, INC.

                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                    CONTENTS

                                                                                                   PAGE
                                                                                                  NUMBER
                                                                                                  ------
                       PART I: FINANCIAL INFORMATION

                       Item 1.  Condensed Consolidated Financial Statements (Unaudited)

                                    Condensed Consolidated Balance Sheets:
                                          March 31, 2001 and December 31, 2000                      3

                                    Condensed Consolidated Statements of Income:
                                         Three Months ended March 31, 2001 and 2000                 5

                                    Condensed Consolidated Statements of Cash Flows:
                                          Three Months ended March 31, 2001 and 2000                6

                                     Notes to Condensed Consolidated Financial Statements           7

                       Item 2.  Management's Discussion and Analysis of Financial
                                    Condition and Results of Operations                             16

                       Item 3.  Qualitative & Quantitative Disclosure about Market Risk             31

                       PART II:  OTHER INFORMATION

                       Item 1.  Legal Proceedings                                                   32

                       Item 6. Exhibits and Reports on Form 8-K                                     32

                       Signature                                                                    33




                          PART I: FINANCIAL INFORMATION

               ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              CITRIX SYSTEMS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                    MARCH 31,      DECEMBER 31,
                                                                                       2001            2000
                                                                                  -------------------------------
                                                                                          (IN THOUSANDS)
       ASSETS
       Current assets:
         Cash and cash equivalents......................................          $   328,123     $   375,025
         Short-term investments.........................................               83,981          91,612
         Accounts receivable, net of allowances of $13,667 and $10,601 at
           March  31, 2001 and December 31, 2000, respectively..........               43,057          37,299
         Inventories....................................................                4,593           4,622
         Prepaid taxes...................................................              30,342          26,715
         Other prepaids and current assets...............................              16,435          11,493
         Current portion of deferred tax assets..........................              32,811          39,965
                                                                                  -----------     -----------
            Total current assets.........................................             539,342         586,731

       Long-term investments.............................................             465,496         382,524
       Property and equipment, net.......................................              73,327          55,559
       Intangible assets, net............................................              46,034          52,339
       Long-term portion of deferred tax assets..........................              19,083          18,977
       Other assets, net.................................................              16,610          16,443
                                                                                  -----------     -----------
                                                                                   $1,159,892     $ 1,112,573
                                                                                  ===========     ===========

        CONTINUED

                              CITRIX SYSTEMS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                                    MARCH 31,         DECEMBER 31,
                                                                                       2001               2000
                                                                               --------------------------------------
                                                                               (IN THOUSANDS, EXCEPT PAR VALUE)
       LIABILITIES AND STOCKHOLDERS' EQUITY
       Current liabilities:
         Accounts payable and accrued expenses .............................       $    78,999        $    78,739
         Current portion of deferred revenues ..............................            88,850             80,648
                                                                                   -----------        -----------
       Total current liabilities ...........................................           167,849            159,387

       Long-term portion of deferred revenues ..............................             8,210             14,082
       Convertible subordinated debentures .................................           334,782            330,497

       Commitments and contingencies

       Put warrants ........................................................             6,064             15,732

       Stockholders' equity:
         Preferred stock at $.01 par value: 5,000 shares authorized, none
           issued and outstanding ..........................................                --                 --
         Common stock at $.001 par value: 1,000,000 shares authorized;
           189,914 and 187,872 issued at March 31, 2001 and December 31,
           2000, respectively ..............................................               190                188
         Additional paid-in capital ........................................           410,660            351,053
         Retained earnings .................................................           349,552            320,617
         Accumulated other comprehensive income (loss) .....................               803             (2,943)
                                                                                   -----------        -----------
                                                                                       761,205            668,915
         Less-- common stock in treasury, at cost (5,407 and 3,817 shares at
           March 31, 2001 and December 31, 2000, respectively) .............          (118,218)           (76,040)
                                                                                   -----------        -----------
            Total stockholders' equity .....................................           642,987            592,875
                                                                                   -----------        -----------
                                                                                   $ 1,159,892        $ 1,112,573
                                                                                   ===========        ===========


                             SEE ACCOMPANYING NOTES

                              CITRIX SYSTEMS, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                                          THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                  -----------------------------------
                                                                                       2001              2000
                                                                                  --------------- -------------------
                                                                                   (IN THOUSANDS, EXCEPT PER SHARE
                                                                                             INFORMATION)
       Revenues:
           Revenues .............................................................       $ 122,940        $ 117,575
           Other revenues .......................................................           9,872            9,940
                                                                                        ---------        ---------
                Total net revenues ..............................................         132,812          127,515

       Cost of revenues:
           Cost of revenues (excluding amortization presented separately below) .           7,312            4,967
           Cost of other revenues ...............................................              --              162
                                                                                        ---------        ---------
               Total cost of revenues ...........................................           7,312            5,129
                                                                                        ---------        ---------
       Gross margin .............................................................         125,500          122,386
       Operating expenses:
          Research and development ..............................................          16,173           12,112
          Sales, marketing and support ..........................................          49,412           41,189
          General and administrative ............................................          18,015           12,655
          Amortization of intangible assets .....................................           6,304            6,819
                                                                                        ---------        ---------
              Total operating expenses ..........................................          89,904           72,775
                                                                                        ---------        ---------
       Income from operations ...................................................          35,596           49,611
       Interest and other income ................................................           8,953            9,596
       Interest expense .........................................................          (4,362)          (4,143)
                                                                                        ---------        ---------
       Income before income taxes ...............................................          40,187           55,064
       Income taxes .............................................................          11,252           16,519
                                                                                        ---------        ---------
       Net income ...............................................................       $  28,935        $  38,545
                                                                                        =========        =========
       Earnings per common share:
          Basic earnings per share ..............................................       $    0.16        $    0.21
                                                                                        =========        =========
          Weighted average shares outstanding ...................................         184,832          183,151
                                                                                        =========        =========
       Earnings per common share--assuming dilution:
          Diluted earnings per share ............................................       $    0.15        $    0.19
                                                                                        =========        =========
          Weighted average shares outstanding ...................................         195,669          208,309
                                                                                        =========        =========


                             SEE ACCOMPANYING NOTES.

                              CITRIX SYSTEMS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                           THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                   ---------------------------------
                                                                                        2001             2000
                                                                                   ---------------- ----------------
                                                                                            (IN THOUSANDS)

       OPERATING ACTIVITIES
       Net income ..............................................................       $  28,935        $  38,545
       Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization ........................................          12,744           10,783
          Other-than-temporary decline in market value of investments ..........           3,947               --
          Provision for doubtful accounts ......................................           1,842              313
          Provision for product returns ........................................           7,481            1,813
          Provision for inventory reserves .....................................             678              971
          Tax benefit related to the exercise of non-statutory stock options and
              disqualifying dispositions of incentive stock options ............          10,324           63,735
          Accretion of original issue discount and amortization of financing
              cost .............................................................           4,360            4,143
          Changes in operating assets and liabilities, net of effects of acquisitions:
              Accounts receivable ..............................................         (15,082)         (29,087)
              Inventories ......................................................            (649)          (3,729)
              Prepaid expenses and other current assets ........................          (6,276)         (57,383)
              Other assets .....................................................            (243)             801
              Deferred tax assets ..............................................           6,900            6,257
              Accounts payable and accrued expenses ............................            (603)          17,359
              Deferred revenues ................................................           2,329           (2,115)
              Income taxes payable .............................................             189           (2,526)
                                                                                       ---------        ---------
       Net cash provided by operating activities ...............................          56,876           49,880

       INVESTING ACTIVITIES
       Purchases of investments ................................................        (146,540)         (56,143)
       Proceeds from sales and maturities of investments .......................          69,529           53,713
       Cash paid for acquisitions, net of cash acquired ........................              --          (28,112)
       Purchases of property and equipment .....................................         (24,206)          (8,670)
                                                                                       ---------        ---------
       Net cash used in investing activities ...................................        (101,217)         (39,212)

       FINANCING ACTIVITIES
       Net proceeds from issuance of common stock ..............................          25,164           38,404
       Cash paid under stock repurchase programs ...............................         (29,868)              --
       Proceeds from sale of put warrants ......................................           2,143               --
       Other ...................................................................              --              (46)
                                                                                       ---------        ---------
       Net cash (used in) provided by financing activities .....................          (2,561)          38,358
                                                                                       ---------        ---------
       Change in cash and cash equivalents .....................................         (46,902)          49,026
       Cash and cash equivalents at beginning of period ........................         375,025          216,116
                                                                                       ---------        ---------
       Cash and cash equivalents at end of period ..............................       $ 328,123        $ 265,142
                                                                                       =========        =========



                             SEE ACCOMPANYING NOTES.

                              CITRIX SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 MARCH 31, 2001

    1. BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown are of a normal recurring nature and have been reflected in the unaudited condensed consolidated financial statements. The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or for any future period. The information included in these unaudited condensed consolidated financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the consolidated financial statements and accompanying notes included in the Citrix Systems, Inc. (the "Company") Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

    2. USE OF ESTIMATES

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. While the Company believes that such estimates are fair when considered in conjunction with the condensed consolidated financial position and results of operations taken as a whole, the actual amount of such estimates, when known, will vary from these estimates.

    3. REVENUE RECOGNITION

    Revenue is recognized when earned. The Company's revenue recognition policies are in compliance with the American Institute of Certified Public Accountants Statement of Position ("SOP") 97-2 (as amended by SOP 98-4 and SOP 98-9) and related interpretations, "Software Revenue Recognition." Product revenues are recognized upon shipment of the software product only if no significant Company obligations remain, the fee is fixed or determinable, and collection of the resulting receivable is deemed probable. In May 1997, the Company entered into a five year joint license, development and marketing agreement with Microsoft Corporation ("Microsoft"), as amended (the "Development Agreement,") pursuant to which the Company licensed its multi-user Windows NT extensions to Microsoft for inclusion in future versions of Windows NT server software. The initial fee of $75 million relating to the Development Agreement is being recognized ratably over the five-year term of the contract, which began in May 1997. The additional $100 million received pursuant to the Development Agreement, as amended, is being recognized ratably over the remaining term of the contract, effective April 1998. Revenue from packaged product sales to distributors and resellers is recorded when related products are shipped. The Company also distributes software through electronic licensing. These revenues are recognized when the customer is provided with the activation keys that allow the customer to take immediate possession of the software pursuant to an agreement or purchase order. In software arrangements that include rights to multiple software products, post-contract customer support ("PCS"), and/or other services, the Company allocates the total arrangement fee among each deliverable based on the relative fair value of each of the deliverables determined based on vendor-specific objective evidence ("VSOE"). The Company sells software and PCS separately and VSOE is determined by the price charged when each element is sold separately. Product returns and sales allowances, including stock rotations, are estimated and provided for at the time of sale. Non-recurring engineering fees are recognized ratably as the work is performed. Revenues from training and consulting are recognized when the services are performed. Service and subscription revenues from customer maintenance fees for ongoing customer support and product updates and upgrades are based on the price charged or derived value of the undelivered elements and are recognized ratably over the term of the contract, which is typically 12-24 months. Service revenues are included in net revenues on the face of the condensed consolidated statements of income.

    4. EARNINGS PER SHARE

    Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options (calculated using the treasury stock method), and put warrants (calculated using the reverse treasury stock method). The shares of Common Stock issuable upon conversion of the Company's convertible subordinated debentures were excluded from the computation of diluted earnings per share due to their anti-dilutive effect.

    All share and per share data have been retroactively adjusted to reflect the two-for-one stock split in the form of a stock dividend paid on February 16, 2000 to stockholders of record as of January 31, 2000.

    The following table sets forth the computation of basic and diluted earnings per share:


                                                       THREE MONTHS ENDED MARCH 31,
                                                   ----------------- ------------------
                                                         2001                2000
                                                   ----------------   -----------------
                                                      (IN THOUSANDS, EXCEPT PER SHARE
                                                               INFORMATION)
       Numerator:
         Net income .........................            $ 28,935            $ 38,545
                                                         ========            ========
       Denominator:
         Denominator for basic earnings per
              share - weighted-average shares             184,832             183,151
         Effect of dilutive securities:
             Put warrants ...................                  86                  --
             Employee stock options .........              10,751              25,158
                                                         --------            --------
         Dilutive potential common shares ...              10,837              25,158
                                                         --------            --------
         Denominator for diluted earnings per
              share - weighted-average shares             195,669             208,309
                                                         ========            ========
       Basic earnings per share .............            $   0.16            $   0.21
                                                         ========            ========
       Diluted earnings per share ...........            $   0.15            $   0.19
                                                         ========            ========


    5.   SEGMENT INFORMATION

    The Company operates in a single market consisting of the design, development, marketing and support of application delivery and management software and services for enterprise applications. Design, development, marketing and support operations outside of the United States are conducted through subsidiaries located primarily in Europe and the Asia Pacific region.

    The Company tracks revenue by geography and product category but does not track expenses or identifiable assets on a product category basis. The Company does not engage in intercompany transfers between segments. The Company's management evaluates performance based primarily on revenues in the geographic locations in which the Company operates. Segment profit for each segment includes sales and marketing expenses directly attributable to the segment and excludes certain expenses that are managed outside the reportable segments. Costs excluded from segment profit primarily consist of cost of revenues, research and development costs, interest, corporate expenses, including income taxes, and overhead costs, including rent, utilities, depreciation and amortization. Corporate expenses are comprised primarily of corporate marketing costs, operations and other general and administrative expenses which are separately managed. Accounting policies of the segments are the same as the Company's consolidated accounting policies.

    During 1999 and 2000, wholly-owned subsidiaries were formed in various locations within Europe, Middle East and Africa (EMEA) and Asia Pacific, respectively. These subsidiaries are responsible for sales and distribution of the Company's products. Prior to this change, sales in these geographic segments were classified as export sales from the Americas segment. For purposes of the presentation of segment information, the sales previously reported as Americas export sales have been reclassified to the geographical segments where the sale was made for each of the periods presented.

     Net revenues and segment profit, classified by the major geographic areas in which the Company operates, are as follows:


                                                             THREE MONTHS ENDED MARCH 31,
                                                          ----------------- ------------------
                                                                2001               2000
                                                          ---------------      ---------------
                                                                    (IN THOUSANDS)

            Net revenues:
                     Americas (1) ...............            $  64,897             $  68,283
                     EMEA .......................               48,007                44,116
                     Asia Pacific ...............               10,036                 5,176
                     Other (2) ..................                9,872                 9,940
                                                             ---------             ---------
                     Consolidated ...............            $ 132,812             $ 127,515
                                                             =========             =========
            Segment profit:
                     Americas (1) ...............            $  52,501             $  58,356
                     EMEA .......................               37,575                35,435
                     Asia Pacific ...............                6,854                 2,591
                     Other (2) ..................                9,872                 9,940
                     Unallocated expenses (3):
                         Cost of revenues .......               (7,312)               (5,129)
                         Overhead costs .........              (20,953)              (18,640)
                         Research and development              (16,173)              (12,112)
                         Net interest ...........                4,591                 5,453
                         Other corporate expenses              (26,768)              (20,830)
                                                             ---------             ---------
            Consolidated income before income
                  taxes .........................            $  40,187             $  55,064
                                                             =========             =========

-----------------
(1) The Americas segment is comprised of the United States, Canada and Latin America.

(2)  Represents royalty fees in connection with the Development Agreement.

(3) Represents expenses presented to management on a consolidated basis only and not allocated to the geographic operating segments.

     Additional information regarding revenue by products and services groups is as follows:


                                                        THREE MONTHS ENDED MARCH 31,
                                                      ---------------------------------
                                                           2001               2000
                                                      --------------    ---------------
                                                                (IN THOUSANDS)
            Revenue:
                 Application Servers .........            $ 97,825            $ 95,505
                 Management Products .........              14,410              13,481
                 Computing Appliances Products               1,124               1,976
                 Microsoft Royalties .........               9,872               9,940
                 Services and Other Revenue ..               9,581               6,613
                                                          --------            --------
                 Net Revenues ................            $132,812            $127,515
                                                          ========            ========


     6. DERIVATIVE FINANCIAL INSTRUMENTS

     On January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", and its corresponding amendments under SFAS No. 138. SFAS 133 establishes accounting and reporting standards for derivative instruments, hedging activities, and exposure definition. SFAS 133 requires the Company to record all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. Management does not believe that ongoing application of SFAS No. 133 will significantly alter the Company's hedging strategies. However, its application may impact the volatility of other income and other comprehensive income.

     For derivative instruments that hedge the exposure of variability in expected future cash flows that is attributable to a particular risk and that are designated as cash flow hedges, the effective portion of the net gain or loss on the derivative instrument is reported as a component of other comprehensive income in stockholders' equity and reclassified into earnings in the same period or periods during which the hedged transaction also affects earnings. The remaining net gain or loss on the derivative instrument in excess of the cumulative change in the present value of the future cash flows on the hedged item, if any, is recognized in current earnings. For derivative instruments not designated as hedging instruments, changes in fair value are recognized in earnings in the current period.

     For foreign currency forward contracts designated as cash flow hedges, hedge effectiveness is measured based on changes in the fair value of the contract attributable to changes in the forward exchange rate. Changes in the expected future cash flows on the forecasted hedged transaction and changes in the fair value of the forward hedge are both measured from the contract rate to the forward exchange rate associated with the forward contract's maturity date.

     The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes attributing all derivatives that are designated as cash flow hedges to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the inception of the hedge and on an ongoing basis, whether each derivative is highly effective in offsetting changes in cash flows of the hedged item. If it is determined that a derivative is not highly effective as a hedge or if a derivative ceases to be a highly effective hedge, the Company will discontinue hedge accounting prospectively for the affected derivative. The Company does not use derivative financial instruments for speculative or trading purposes.

     A substantial portion of the Company's anticipated overseas expense and capital purchasing activities are transacted in local currencies. To protect against reductions in value and the volatility of future cash flows caused by changes in currency exchange rates, the Company has established a hedging program. The Company uses forward foreign exchange contracts to reduce a portion of its exposure to these potential changes. The terms of such instruments, and the hedging transactions to which they relate, generally do not exceed 12 months. Principal currencies hedged are British Pounds Sterling, Euros, Swiss Francs, and Australian Dollars. The Company may not hedge certain foreign exchange transaction exposures due to immateriality, prohibitive economic cost of hedging particular exposures, and availability of appropriate hedging instruments.

     The Company has a forward purchase agreement under which the Company will purchase zero coupon bonds at fixed prices on certain scheduled dates between January 2001 and February 2004. The agreement is designated as a hedge of the forecasted purchases of bonds as it eliminates the variability of the forecasted purchase price of those bonds.

     In accordance with SFAS 133, hedges related to anticipated or forecasted transactions are designated and documented at hedge inception as cash flow hedges and evaluated for hedge effectiveness quarterly. For currency forward contracts, hedge effectiveness is measured based on changes in the fair value of the contract attributable to changes in the forward exchange rate. Changes in the expected future cash flows on the hedged transaction and changes in the fair value of the forward hedge are both measured from the contract rate to the forward exchange rate associated with the forward contract's maturity date. The effective portions of the net gains or losses on forward contracts are reported as components of other comprehensive income in stockholders' equity and reclassified into earnings during the period in which the hedged transactions affect earnings. Any residual changes in fair value of the instruments, including ineffectiveness, are recognized in current earnings in interest and other income.

     There was no transition adjustment impact recorded in earnings or accumulated other comprehensive income as a result of recognizing derivatives designated as cash flow hedging instruments at fair value. For the quarter ended March 31, 2001, the Company recorded a net loss in operating expenses of approximately $48,000, representing the effective net loss on derivative instruments that settled in the first quarter. The hedge ineffectiveness on existing derivative instruments for the quarter ended March 31, 2001 was not material. In addition, there were no gains or losses resulting from the discontinuance of cash flow hedges, as all originally forecasted transactions are expected to occur. As of March 31, 2001, the Company recorded $2.3 million of derivative instrument assets and $0.7 million of derivative instrument liabilities, representing the fair values of the Company's outstanding forward contracts.

     DERIVATIVE ACTIVITY IN ACCUMULATED OTHER COMPREHENSIVE INCOME

     As of March 31, 2001, the Company had a net deferred gain associated with cash flow hedges of approximately $1.5 million, net of taxes, a majority of which is expected to be reclassified to earnings by the end of the current year. The following table summarizes activity in other comprehensive income
     (OCI) related to derivatives, net of taxes, during the quarter ended March 31, 2001:

                                                            (in thousands)
     Cumulative effect of adopting SFAS No. 133..........        $   --
     Changes in fair value of derivatives................         1,468
     Gains/losses reclassified from OCI..................            --
                                                                 ------
         Accumulated derivative gain.....................        $1,468
                                                                 ======

     7. COMPREHENSIVE INCOME

     Comprehensive income is comprised of two components, net income and other comprehensive income. Other comprehensive income refers to revenue, expenses, gains and losses that under accounting principles generally accepted in the United States are recorded as an element of stockholders' equity but are excluded from net income. The Company's other comprehensive income is comprised of changes in fair value of derivatives designated as and effective as cash flow hedges and unrealized gains and losses, net of taxes, on marketable securities categorized as available-for-sale. The components of comprehensive income, net of tax, are as follows:


                                                                            THREE MONTHS ENDED MARCH 31,
                                                                        -------------------------------------
                                                                              2001               2000
                                                                        ---------------    ---------------
                                                                                   (IN THOUSANDS)

       Net income ..............................................            $28,935            $38,545
       Other comprehensive income:
          Change in unrealized gain (loss) on available-for-sale
             securities ........................................              2,278             10,140
          Change in unrealized gain on derivative instruments ..              1,468                 --
                                                                            -------            -------
       Comprehensive income ....................................            $32,681            $48,685
                                                                            =======            =======

     8. INCOME TAXES

     The Company maintains certain operational and administrative processes in overseas subsidiaries. As a result, foreign earnings are taxed at lower foreign tax rates. These earnings are permanently reinvested overseas in order to fund the Company's growth in overseas markets. The Company's effective tax rate was reduced to 28% for the three months ended March 31, 2001 from 30% for the same period in the prior year, primarily resulting from higher revenue and profits in foreign entities with lower tax rates.

     9. OTHER REVENUES

     In May 1997, the Company entered into the Development Agreement with Microsoft, which provides for the licensing of certain of the Company's multi-user software enhancements and for the cooperation between the parties for the development of certain future software. At the time of the agreement, Microsoft held in excess of 5% of the Company's outstanding common stock and also had a representative on the Company's Board of Directors. Microsoft is no longer a significant shareholder and no longer has Board representation. Amounts arising from the Development Agreement are designated as other revenue. Deferred revenue at March 31, 2001 and December 31, 2000 includes $44.0 million and $53.9 million, respectively, related to this agreement which is being recognized ratably over the five year term of the Development Agreement, which began in May 1997.

     10. STOCK REPURCHASE PROGRAMS

     On April 15, 1999, the Board of Directors approved a stock repurchase program authorizing the repurchase of up to $200 million of the Company's Common Stock. Purchases will be made from time to time in the open market and paid out of general corporate funds. During the quarter ended March 31, 2001, the Company purchased 493,000 shares of outstanding Common Stock on the open market at a total cost of $15.9 million. These shares have been recorded as treasury stock.

     On August 8, 2000, the Company entered into an agreement, as amended, with a counterparty in a private transaction to purchase up to approximately 4.8 million shares of the Company's Common Stock at various times through the third quarter of 2002. Pursuant to the terms of the agreement, $100 million was paid to the counterparty in the third quarter of 2000. The ultimate number of shares repurchased will depend on market conditions. During the quarter ended March 31, 2001, the Company received 597,000 shares under this agreement at a total cost of $12.3 million. These shares have been recorded as treasury stock.

     In connection with the Company's stock repurchase program, in October 2000, the Board of Directors approved a program authorizing the Company to sell put warrants that entitle the holder of each warrant to sell to the Company, generally by physical delivery, one share of the Company's Common Stock at a specified price. During the quarter ended March 31, 2001, the Company sold 490,000 put warrants at an average strike price of $32.44 and received proceeds of $2.1 million. In the first quarter of 2001, the Company paid $13.9 million for the purchase of 500,000 shares upon the exercise of outstanding put warrants, while 800,000 put warrants expired unexercised. The common shares purchased upon exercise of these put warrants have been recorded as treasury stock. As of March 31, 2001, 490,000 put warrants were outstanding, expiring on various dates in April and May 2001 with exercise prices ranging from $29.44 to $34.88. As of March 31, 2001, the Company has a total potential repurchase obligation of approximately $15.9 million associated with the outstanding put warrants, of which $6.1 million is classified as a put warrants obligation on the condensed consolidated balance sheets. The remaining $9.8 million of outstanding put warrants permit a net-share settlement at the Company's option and do not result in a put warrant obligation on the balance sheet. The outstanding put warrants classified as a put warrants obligation on the condensed consolidated balance sheets will be reclassified to stockholders' equity when the warrant is exercised or expires. Under the terms of the put warrant agreements, the Company must maintain certain levels of cash and investments balances. As of March 31, 2001, the Company has approximately $377.6 million of cash and investments in excess of those required levels.

     11. LEGAL PROCEEDINGS

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

     12. RECLASSIFICATIONS

     Certain reclassifications have been made for consistent presentation.

     13. SUBSEQUENT EVENTS

     On April 30, 2001, the Company completed the acquisition of Sequoia Software Corp. for approximately $184.6 million in cash. Sequoia Software Corporation is a provider of XML-pure portal software. The acquisition was accounted for as a purchase and the allocation of the purchase price will be based on an independent valuation report, which is currently in process. The cost in excess of net tangible assets acquired will be allocated to identified intangible assets and goodwill. A portion of the purchase price will be allocated to in-process research and development, for which the Company expects to incur a pre-tax charge of approximately $2.6 million in the second quarter of 2001.

     On April 26, 2001, the Board of Directors increased the scope of the repurchase program by authorizing the Company to repurchase up to an additional $200 million of the Company's Common Stock. Purchases may be made from time to time in the open market and paid out of general corporate funds.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     OVERVIEW

         The Company develops, markets, sells and supports comprehensive delivery and management software that enables effective and efficient deployment and management of enterprise applications, including those designed for Microsoft Windows(R) operating systems and UNIX(R) operating systems. The Company's Application Servers product line, which comprises the largest source of the Company's revenue, primarily consists of the MetaFrameTM products and related options. The MetaFrame products, which began shipping in the second quarter of 1998, permits organizations to deploy and manage applications without regard to location, network connection or type of client hardware platforms.

         On May 9, 1997, the Company and Microsoft entered into a License, Development and Marketing Agreement, as amended (the "Development Agreement"), which provides for the licensing to Microsoft of certain of the Company's multi-user software enhancements to Microsoft's Windows NT Server and for the cooperation between the parties for the development of certain future multi-user versions of Microsoft Windows NT Server, Terminal Server Edition and Microsoft Windows 2000. As a result of the Development Agreement, the Company continues to support the Microsoft Windows NT platform, but the MetaFrame products and later releases no longer directly incorporate Windows NT technology. The Company plans to continue developing enhancements to its MetaFrame product line and expects that these products and associated options will constitute a majority of its revenues for the foreseeable future.

         The Company's revenue recognition policies are in compliance with the American Institute of Certified Public Accountants Statement of Position ("SOP") 97-2 (as amended by SOP 98-4 and SOP 98-9) and related interpretations, "Software Revenue Recognition" as described in Note 3 of the Notes to Condensed Consolidated Financial Statements included in this report.

         On April 30, 2001, the Company completed the acquisition of Sequoia Software Corporation ("Sequoia") for approximately $184.6 million in cash. Sequoia is a provider of XML-pure portal software. The acquisition was accounted for as a purchase.

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


                                                                                      INCREASE/(DECREASE) FOR THE
                                                              THREE MONTHS ENDED          THREE MONTHS ENDED
                                                                     MARCH 31,              MARCH 31, 2001
                                                              ---------------------               VS.
                                                                  2001      2000           MARCH 31, 2000
                                                              ---------- ----------       -----------------

        Net revenues ..........................................    100.0%     100.0%               4.2%
        Cost of revenues (excluding  amortization
           presented separately below) ........................      5.5        4.0               42.6
                                                                   -----      -----
        Gross margin ..........................................     94.5       96.0                2.5
        Operating expenses:
           Research and development ...........................     12.2        9.5               33.5
           Sales, marketing and support .......................     37.2       32.3               20.0
           General and administrative .........................     13.6        9.9               42.4
           Amortization of intangible assets ..................      4.7        5.3               (7.5)
                                                                   -----      -----

             Total operating expenses .........................     67.7       57.0               23.5
                                                                   -----      -----
        Income from operations ................................     26.8       39.0              (28.2)
        Interest and other income .............................      6.7        7.5               (6.7)
        Interest expense ......................................     (3.3)      (3.2)               5.3
                                                                   -----      -----
        Income before income taxes ............................     30.2       43.3              (27.0)
        Income taxes ..........................................      8.4       13.0              (31.9)
                                                                   -----      -----
        Net income ............................................     21.8%      30.3%             (24.9)%
                                                                   =====      =====

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

         With respect to product mix, the increase in net revenues for the three months ended March 31, 2001 compared to the three months ended March 31, 2000 was primarily attributable to an increase in Services and Other Revenue due mainly to additional consulting revenue resulting from the Innovex acquisition in February 2000, and an increase in Application Servers revenue resulting from an increase in the number of licenses sold of MetaFrame for Windows operating systems.

         An analysis of the Company's net revenues is presented below:

                                                                                        INCREASE/(DECREASE) FOR THE
                                                              THREE MONTHS ENDED             THREE MONTHS ENDED
                                                                   MARCH 31,                   MARCH 31, 2001
                                                          -------------------------                 VS.
                                                              2001          2000               MARCH 31, 2000
                                                          ------------  -----------      ----------------------------
      Application Servers............................          74%          75%                      2%
      Management Products............................          11           11                       7
      Computing Appliances Products..................           1            1                     (43)
      Microsoft Royalties............................           7            8                      (1)
      Services and Other Revenue.....................           7            5                      45
                                                              ---          ---
      Net Revenues...................................         100%         100%                      4%
                                                              ===          ===


         INTERNATIONAL AND SEGMENT REVENUES. International revenues (sales outside of the United States) accounted for approximately 51% and 39% of net revenues for the three months ended March 31, 2001 and 2000, respectively. The increase in international revenues as a percentage of net revenues was primarily due to the Company's increased sales and marketing efforts and continued demand for the Company's products in Europe and Asia. The increase was also impacted by a decline in U.S. revenue which reflected the typical seasonal pattern of information technology spending in the United States. For detailed information on international revenues, please refer to Note 5 to the Company's Condensed Consolidated Financial Statements appearing in this report.

         An analysis of geographic segment net revenue is presented below:

                                                                        INCREASE/(DECREASE) FOR THE
                                               THREE MONTHS ENDED            THREE MONTHS ENDED
                                                   MARCH 31,                   MARCH 31, 2001
                                          --------------------------                 VS.
                                                2001         2000               MARCH 31, 2000
                                          --------------- ----------         --------------------

       Americas (1)..........................    49%          53%                    (5)%
       EMEA .................................    36           35                      9
       Asia Pacific..........................     8            4                     94
       Other (2) ............................     7            8                     (1)
                                                ---          ---
       Net revenues.........................    100%         100%                     4%
                                                ===          ===

------------

(1) The Americas segment is comprised of the United States, Canada and Latin America.

(2) Primarily represents royalty fees earned in connection with the Development Agreement.

         In terms of geographic segments, the increase in net revenues for the three months ended March 31, 2001 compared to the three months ended March 31, 2000 was primarily due to the Company's increased sales and marketing efforts and continued demand for the Company's products in Europe and Asia. The decline in Americas revenue resulted primarily from the typical seasonal pattern of information technology spending in the United States. Revenue by geographic segment as a percentage of net revenues for the three month period ended March 31, 2001 compared to the same period in 2000 reflects an increases in Asia, particularly due to increased market acceptance in Japan, and Europe, while the Americas decreased as a percentage of net revenue for the reasons previously discussed.

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

         GROSS MARGIN. Gross margin as a percentage of net revenue decreased for the three months ended March 31, 2001 compared to the three months ended March 31, 2000 primarily due to an increase in royalty fees and the impact of the consulting services business which has a lower gross profit margin as a percentage of net revenue than that associated with the sale of software licenses. The Company anticipates gross margin as a percentage of net revenues will remain relatively stable as compared with current levels.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consisted primarily of personnel-related costs. All development costs included in the research and development of software products and enhancements to existing products have been expensed as incurred except for certain intangible assets related to certain acquisitions described herein. The increase in research and development expenses was primarily due to costs incurred for third party software and external consultants and developers to expand and enhance the Company's product lines.

         SALES, MARKETING AND SUPPORT EXPENSES. The increase in sales, marketing and support expenses resulted primarily from increased headcount levels and associated salaries, commissions and related expenses. The increase was also due to a higher level of marketing programs directed at customer and business partner acquisition and retention, and additional promotional activities related to specific products, such as MetaFrame XP introduced in February 2001, and corporate branding.

         GENERAL AND ADMINISTRATIVE EXPENSES. The increase in general and administrative expenses for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000 resulted primarily from increased staff, associated salaries and related expenses necessary to support overall increases in the scope of the Company's operations. The increase was also due to an increase in legal fees relating to litigation matters, accounting fees, and the provision for doubtful accounts resulting from the reserve of specific customers' accounts receivable balances.

         AMORTIZATION OF INTANGIBLE ASSETS. The amortization of goodwill and identifiable intangible assets decreased in the first quarter of 2001 as compared to the first quarter of 2000 due to the write-downs of core technology recorded in the fourth quarter of 2000. As of March 31, 2001, the Company had net goodwill and identifiable intangible assets of $46.0 million which will be fully amortized over the next one to four years. The Company anticipates that amortization of goodwill and identifiable intangible assets will increase as a result of the Company's acquisition of Sequoia.

         INTEREST AND OTHER INCOME. Interest and other income for the three months ended March 31, 2001 as compared to the same period in 2000, decreased primarily due to a $3.9 million loss resulting from an other-than-temporary decline in market value of certain of the Company's equity investments. This loss was partially offset by an increase in interest income as the Company changed the composition of its investment portfolio in the fourth quarter of 2000 from tax-exempt and taxable to predominantly taxable securities, as well as an increase in cash from operations. The Company may acquire or make investments in companies it believes are related to its strategic objectives. Such investments will reduce the Company's cash and/or investment balances and therefore may reduce interest income.

         INTEREST EXPENSE. The increase in interest expense for the three months ended March 31, 2001 as compared to the same period in 2000 was primarily due to the accretion of the original issue discount related to the zero coupon convertible subordinated debentures.

         INCOME TAXES. The Company maintains certain operational and administrative processes in overseas subsidiaries. As a result, foreign earnings are taxed at lower foreign tax rates. These earnings are permanently reinvested overseas in order to fund the Company's growth in overseas markets. The Company's effective tax rate was reduced to 28% for the three months ended March 31, 2001 from 30% for the same period in the prior year, primarily resulting from higher revenue and profits in foreign entities with lower tax rates.

     IN-PROCESS RESEARCH AND DEVELOPMENT

         In 1999, the Company completed the acquisition of certain in-process software technologies from ViewSoft, in which it allocated $2.3 million of the purchase price to in-process research and development.

         Since the date of acquisition, the Company has used some of the acquired in-process technology to develop new product offerings and enhancements, which will become part of the Company's suite of products when completed. The Company currently expects to complete the development of the project associated with the Viewsoft acquisition in the third quarter of 2002. Upon completion, the Company intends to embed this technology into portal technology offerings.

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

         Failure to complete the development of this project in its entirety, or in a timely manner, could have a material adverse impact on the Company's financial condition and results of operations. No assurance can be given that actual revenues and operating profit attributable to acquired in-process research and development will not deviate from the projections used to initially value such technology when acquired. Ongoing operations and financial results for acquired assets, and the Company as a whole, are subject to a variety of factors, which may not have been known or estimable at the date of such transactions.

         The in-process research and development acquired in the ViewSoft acquisition consisted primarily of one significant research and development project, ViewSoft Internet 4.0. This project enables multi-tier, Web-based application development and deployment. At the date of the valuation, ViewSoft was in development with this product. The product was intended to operate in the multi-tier web application market and was not intended to operate in a MetaFrame environment. The Company is currently exploring the potential for integrating this technology into its portal products.

         The remaining efforts to complete the project relate primarily to integration work and any associated design, development or rework that may be required to support this integration. The research and development risks associated with this project relate primarily to potential product limitations and any rework that will be required for integration with the Company's portal software.

         The actual and estimated costs to complete and completion dates of the in-process and core technology acquired are as follows:

                                                                   VIEWSOFT
                                                              -----------------
                                                                (IN THOUSANDS)
        Date acquired.....................................        July 1999
        Cost incurred to date.............................            $5,700
        Estimated cost to complete........................               510
                                                               --------------
        Total estimated project cost......................            $6,210
                                                               =============
        Estimated cost to complete at date of valuation...            $  660
                                                               ==============

        Estimated completion date at date of valuation....      Fourth Quarter
                                                                   of 1999

        Estimated completion date.........................      Third Quarter
                                                                   of 2002

         The estimated completion date of the ViewSoft project has been delayed from the originally anticipated completion date due to increases in project scope, a longer testing period, transition of the development team, and design, development and rework required to integrate the technology with the Company's portal offerings. The Company is currently unable to determine the impact of such delays on its business, future results of operations and financial condition. There can be no assurance that the Company will not incur additional charges in subsequent periods to reflect costs associated with completing this project or that the Company will be successful in its efforts to integrate and further develop this technology.

     LIQUIDITY AND CAPITAL RESOURCES

         During the three months ended March 31, 2001, the Company generated positive operating cash flows of $56.9 million, related primarily to net income of $28.9 million, adjusted for, among other things, tax benefits from the exercise of non-statutory stock options and disqualifying dispositions of incentive stock options of $10.3 million, non-cash charges including depreciation and amortization expense of $12.7 million, and provisions for product returns of $7.5 million primarily due to stock rotations. These cash inflows were partially offset by an aggregate decrease in cash flow from operating assets and liabilities of $13.4 million. Cash used in investing activities of $101.2 million related primarily to the net purchase of investments of $77.0 million and the expenditure of $24.2 million for the purchase of property and buildings and costs associated with the Company's enterprise resource planning implementation. Cash used in financing activities of $2.6 million related to the expenditure of $29.9 million for stock repurchase programs, partially offset by the proceeds from the issuance of common stock under the Company's stock option plans of $25.2 million.

         As of March 31, 2001, the Company had $877.6 million in cash and investments, including $328.1 million in cash and cash equivalents, and $371.5 million of working capital. The Company's cash and cash equivalents are invested in investment grade, highly liquid securities to minimize interest rate risk and allow for flexibility in the event of immediate cash needs.

         In December 2000, the Company, through a wholly-owned subsidiary, entered into a forward bond purchase agreement ("Bond Purchase Agreement") with an investment advisor. Pursuant to the Bond Purchase Agreement, the Company will purchase zero coupon bonds ("Forward Bonds") from the investment advisor at certain scheduled dates pursuant to the Bond Purchase Agreement. The purchase price of the Forward Bonds will equal the expected future coupon or principal payment amounts received on six underlying corporate securities. The corporate securities, which have an aggregate amortized cost of $160.9 million at March 31, 2001, generally provide for semi-annual interest payments and mature at various dates between December 2003 and March 2004. The Forward Bonds will mature on March 15, 2004 with an aggregate maturity value of approximately $195 million. The Bond Purchase Agreement and the underlying corporate securities are classified as held-to-maturity, therefore, the Company does not recognize changes in the fair value of these investments unless a decline in the fair value of the investments is other than temporary, in which case a loss would be recognized in earnings. The underlying corporate securities have been pledged as security for the Company's future obligations to purchase the Forward Bonds.

         In December 2000, the Company invested $158.1 million in a trust ("Trust") held by an investment advisor. The Trust primarily consists of assets which in turn invest in AAA-rated zero-coupon corporate securities that mature on March 22, 2004 with an aggregate maturity value of approximately $195 million. The investment advisor entered into a credit risk swap agreement with the Trust which effectively increased the yield on the trust assets and for which value the Trust assumed the credit risk of ten specific A-rated or better companies. In the first quarter of 2001, one of the ten specific companies was downgraded from a AA to BBB rating. The Company records the investment as held-to-maturity zero-coupon corporate securities. The Company does not recognize changes in the fair market value of these investments unless a decline in the fair value of the Trust assets is other than temporary, in which case a loss would be recognized in earnings. The aggregate amortized cost of the investment in the Trust was $160.7 million at March 31, 2001.

         At March 31, 2001, the Company had approximately $43.1 million in accounts receivable, net of allowances, and $97.1 million of deferred revenues, of which the Company anticipates $88.9 million will be earned over the next twelve months.

         On April 15, 1999, the Board of Directors approved a stock repurchase program authorizing the repurchase of up to $200 million of the Company's Common Stock. Purchases will be made from time to time in the open market and paid out of general corporate funds. During the quarter ended March 31, 2001, the Company purchased 493,000 shares of outstanding Common Stock on the open market at an average price of $32.35 per share. These shares have been recorded as treasury stock.

         On August 8, 2000, the Company entered into an agreement, as amended, with a counterparty in a private transaction to purchase up to approximately 4.8 million shares of the Company's Common Stock at various times through the third quarter of 2002. Pursuant to the terms of the agreement, $100 million was paid to the counterparty in the third quarter of 2000. The ultimate number of shares repurchased will depend on market conditions. During the quarter ended March 31, 2001, the Company received 597,000 shares under this agreement at an average price of $20.62 per share. These shares have been recorded as treasury stock.

         In connection with the Company's stock repurchase program, in October 2000, the Board of Directors approved a program authorizing the Company to sell put warrants that entitle the holder of each warrant to sell to the Company, generally by physical delivery, one share of the Company's Common Stock at a specified price. During the quarter ended March 31, 2001, the Company sold 490,000 put warrants at an average strike price of $32.44 and received proceeds of $2.1 million. In the first quarter of 2001, the Company paid $13.9 million for the purchase of 500,000 shares upon the exercise of outstanding put warrants, while 800,000 put warrants expired unexercised. The common shares purchased upon exercise of these put warrants have been recorded as treasury stock. As of March 31, 2001, 490,000 put warrants were outstanding, expiring on various dates in April and May 2001 with exercise prices ranging from $29.44 to $34.88. As of March 31, 2001, the Company has a total potential repurchase obligation of approximately $15.9 million associated with the outstanding put warrants, of which $6.1 million is classified as a put warrants obligation on the condensed consolidated balance sheets.

         On April 26, 2001, the Board of Directors increased the scope of the repurchase program by authorizing the Company to repurchase up to an additional $200 million of the Company's Common Stock. Purchases may be made from time to time in the open market and paid out of general corporate funds.

         In October 2000, the Board of Directors approved a program authorizing the Company to repurchase up to $25 million of the zero coupon convertible subordinated debentures in open market purchases. As of March 31, 2001, none of the Company's debentures had been repurchased under this program.

         On April 30, 2001, the Company completed the acquisition of Sequoia Software Corporation for approximately $184.6 million in cash, all of which is expected to be paid in the second quarter.

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

     RELIANCE UPON STRATEGIC RELATIONSHIP WITH MICROSOFT

         Microsoft is the leading provider of desktop operating systems. The Company depends upon the license of key technology from Microsoft, including certain source and object code licenses and technical support. The Company also depends upon its strategic alliance agreement with Microsoft pursuant to which the Company and Microsoft have agreed to cooperate to develop advanced operating systems and promote Windows application program interfaces. The Company's relationship with Microsoft is subject to the following risks and uncertainties:

         o COMPETITION WITH MICROSOFT. Microsoft Windows NT Server, Terminal Server Edition and Microsoft Windows 2000 (collectively, "Windows Server Operating Systems") are, and future product offerings by Microsoft may be, competitive with the Company's current MetaFrame products, and any future product offerings by the Company.

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

         o TERMINATION OF DEVELOPMENT AGREEMENT OBLIGATIONS. The Company's Development Agreement with Microsoft expires in May 2002. Upon expiration, Microsoft may change its Windows NT, Terminal Server Edition or Windows 2000 products to render them inoperable with the Company's MetaFrame product offerings. Further, upon termination of the Development Agreement, Microsoft may facilitate the ability of third parties to compete with the Company's MetaFrame products. Finally, future product offerings by Microsoft do not need to provide for interoperability with the Company's products. The lack of interoperability between present or future Microsoft products and the Company's products could cause a material adverse effect in the Company's business, results of operations and financial condition.

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

     COMPETITION

         The markets in which the Company competes, including the application server market and the portal market, are intensely competitive. Most of its competitors and potential competitors, including Microsoft, have significantly greater financial, technical, sales and marketing and other resources than the Company. The announcement of the release and the actual release of products competitive with the Company's existing and future product lines, such as Windows Server Operating Systems and related enhancements, could cause existing and potential customers of the Company to postpone or cancel plans to license the Company's products. This would adversely impact the Company's business, operating results and financial condition. Further, the Company's ability to market ICA, MetaFrame and other future product offerings may be affected by Microsoft's licensing and pricing scheme for client devices implementing the Company's product offerings, which attach to Windows Server Operating Systems.

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

     NEW PRODUCTS AND TECHNOLOGICAL CHANGE

         The markets for the Company's products are relatively new and are characterized by:

         o  rapid technological change;

         o  evolving industry standards;

         o  changes in end-user requirements; and

         o  frequent new product introductions and enhancements

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

         The Company believes that it will continue to rely on third party licensing arrangements to enhance and differentiate the Company's products. Such licensing arrangements are subject to a number of risks and uncertainties such as undetected errors in third party software, disagreement over the scope of the license and other key terms, such as royalties payable, and infringement actions brought by such third party licensees. In addition, the loss or inability to maintain any of these third party licenses could result in delays in the shipment or release of the Company products, which could have a material adverse effect on the Company's business, results of operations and financial condition.

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

     MAINTENANCE OF GROWTH RATE

         The Company's revenue growth rate in 2001 may not approach the levels attained in recent years. The Company's growth during recent years is largely attributable to the introduction of MetaFrame for Windows in mid-1998 and WinFrame in late 1995. There can be no assurance that the markets in which the Company operates, including the application server market, the ASP market and the portal market, will grow in the manner predicted by independent third parties. In addition, to the extent revenue growth continues, the Company believes that its cost of revenues and certain operating expenses will also increase. Due to the fixed nature of a significant portion of such expenses, together with the possibility of slower revenue growth, its income from operations and cash flows from operating and investing activities may decrease as a percentage of revenues in 2001.

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

     ROLE OF MERGERS AND ACQUISITIONS

         Acquisitions involve numerous risks, including the following:

         o difficulties in integration of the operations, technologies, and products of the acquired companies;

         o the risk of diverting management's attention from normal daily operations of the business;

         o potential difficulties in completing projects associated with purchased in process research and development;

         o risks of entering markets in which the Company has no or limited direct prior experience and where competitors in such markets have stronger market positions;

         o  the potential loss of key employees of the acquired company; and

         o an uncertain sales and earnings stream from the acquired entity, which may result in unexpected dilution to the Company's earnings.

         Mergers and acquisitions of high-technology companies, including the Company's recent acquisition of Sequoia Software Corporation, are inherently risky, and no assurance can be given that the Company's previous or future acquisitions will be successful and will not have a material adverse affect on the Company's business, operating results or financial condition. In addition, there can be no assurance that the combined company resulting from any such acquisition can continue to support the growth achieved by the companies separately. The Company must also focus on its ability to manage and integrate any such acquisition. Failure to manage growth effectively and successfully integrate acquired companies could adversely affect the Company's business and operating results.

     REVENUE RECOGNITION PROCESS

         The Company continually re-evaluates its programs, including specific license terms and conditions, to market its current and future products and services. The Company may implement new programs, including offering specified and unspecified enhancements to its current and future product lines. The Company may recognize revenues associated with such enhancements after the initial shipment or licensing of the software product or over the product's life cycle. The Company has implemented a new licensing model associated with the release of MetaFrame XP in February 2001. The Company may implement a different licensing model, in certain circumstances, which would result in the recognition of licensing fees over a longer period, which may result in decreasing revenue. The timing of the implementation of such programs, the timing of the release of such enhancements and other factors may impact the timing of the Company's recognition of revenues and related expenses associated with its products, related enhancements and services and could adversely affect the Company's business and operating results.

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

         o  dependence on independent distributors and resellers;

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

     VOLATILITY OF STOCK PRICE

         The market price for the Company's Common Stock has been volatile and has fluctuated significantly to date. The trading price of the Common Stock is likely to continue to be highly volatile and subject to wide fluctuations in response to factors such as actual or anticipated variations in operating and financial results, anticipated revenue or earnings growth, analyst reports or recommendations and other events or factors, many of which are beyond the Company's control. In addition, the stock market in general, and The Nasdaq National Market and the market for software companies and technology companies in particular, have experienced extreme price and volume fluctuations. These broad market and industry factors may materially and adversely affect the market price of the Common Stock, regardless of the Company's actual operating performance. In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted against such companies. For example, several action lawsuits were instituted against the Company, its directors, and certain of its officers last year following a decline in the Company's stock price. Such litigation, and other future litigation, could result in substantial costs and a diversion of management's attention and resources, which would have a material adverse effect on the Company's business, financial condition and results of operations.

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

     ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes with respect to the information on Quantitative and Qualitative Disclosures About Market Risk appearing in
     Part II, Item 7A to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

                           PART II. OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS

     There have been no material developments with respect to the information presented in Part I, Item 3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) There are no exhibits to be filed with this report.

     (b) There were no reports on Form 8-K filed by the Company during the first quarter of 2001.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 15th day of May 2001.

                     CITRIX SYSTEMS, INC.

                     By:     /s/ JOHN P. CUNNINGHAM
                          -------------------------------------------------
                         John P. Cunningham
                         Chief Financial Officer and Senior Vice-President
                         of  Finance and Administration
                         (Authorized Officer and Principal Financial Officer)