Form 10-Q
period 2001-06-30
CITRIX SYSTEMS INC
filed 2001-08-14
CIK 877890

===============================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

       (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2001

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

           6400 N.W. 6TH WAY
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

           Yes [X] No [ ]

         As of August 3, 2001 there were 187,054,066 shares of the registrant's Common Stock, $.001 par value per share, outstanding.

===============================================================================

                              CITRIX SYSTEMS, INC.

                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                    CONTENTS

                                                                                                 PAGE
                                                                                                 NUMBER
                                                                                                 ------

                     PART I: FINANCIAL INFORMATION

                     Item 1.  Condensed Consolidated Financial Statements (Unaudited)

                                  Condensed Consolidated Balance Sheets:
                                        June 30, 2001 and December 31, 2000                        3

                                  Condensed Consolidated Statements of Income:
                                       Three Months and Six Months ended June 30, 2001
                                       and 2000                                                    5

                                  Condensed Consolidated Statements of Cash Flows:
                                       Six Months ended June 30, 2001 and 2000                     6

                                  Notes to Condensed Consolidated Financial Statements             7

                     Item 2.  Management's Discussion and Analysis of Financial
                                  Condition and Results of Operations                              16

                     Item 3.  Quantitative & Qualitative Disclosures about Market Risk             32

                     PART II:  OTHER INFORMATION

                     Item 1.  Legal Proceedings                                                    32

                     Item 4.  Submission of Matters to a Vote of Security Holders                  33

                     Item 6. Exhibits and Reports on Form 8-K                                      33

                     Signature                                                                     34





                          PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              CITRIX SYSTEMS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                     JUNE 30,      DECEMBER 31,
                                                                                       2001            2000
                                                                                  --------------- ---------------
                                                                                          (IN THOUSANDS)
       ASSETS
       Current assets:
         Cash and cash equivalents.......................................         $   215,261     $   375,025
         Short-term investments..........................................              46,917          91,612
         Accounts receivable, net of allowances of $13,147 and $10,601
           at June 30, 2001 and December 31, 2000, respectively..........              55,596          37,299
         Inventories.....................................................               4,136           4,622
         Prepaid taxes...................................................               4,308          26,715
         Other prepaid and current assets................................              20,422          11,493
         Current portion of deferred tax assets..........................              29,340          39,965
                                                                                  -----------     -----------
            Total current assets.........................................             375,980         586,731

       Long-term investments.............................................             478,794         382,524
       Property and equipment, net.......................................              79,407          55,559
       Intangible assets, net............................................             203,206          52,339
       Long-term portion of deferred tax assets..........................              16,635          18,977
       Other assets, net.................................................              31,408          16,443
                                                                                  -----------     -----------
                                                                                   $1,185,430     $ 1,112,573
                                                                                  ===========     ===========

        CONTINUED

                              CITRIX SYSTEMS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                                      JUNE 30,       DECEMBER 31,
                                                                                        2001             2000
                                                                                     ----------       -----------
                                                                                (IN THOUSANDS, EXCEPT PAR VALUE)
      LIABILITIES AND STOCKHOLDERS' EQUITY
      Current liabilities:
        Accounts payable and accrued expenses .............................         $    89,736          $    78,739
        Current portion of deferred revenues ..............................              93,242               80,648
                                                                                    -----------          -----------
      Total current liabilities ...........................................             182,978              159,387

      Long-term portion of deferred revenues ..............................               4,096               14,082
      Convertible subordinated debentures .................................             339,171              330,497
      Other long-term liabilities .........................................                 107                   --

      Commitments and contingencies

      Put warrants ........................................................                  --               15,732
      Common stock subject to repurchase ..................................               6,645                   --

      Stockholders' equity:
        Preferred stock at $.01 par value: 5,000 shares authorized, none
          issued and outstanding ..........................................                  --                   --
        Common stock at $.001 par value: 1,000,000 shares
          authorized; 191,109 and 187,872 issued at June 30, 2001
          and  December 31, 2000, respectively ............................                 191                  188
        Additional paid-in capital ........................................             437,733              351,053
        Retained earnings .................................................             372,446              320,617
        Accumulated other comprehensive income (loss) .....................               1,785               (2,943)
                                                                                    -----------          -----------
                                                                                        812,155              668,915
        Less--common stock in treasury, at cost (7,007 and 3,817 shares at
          June 30, 2001 and December 31, 2000, respectively) ..............            (159,722)             (76,040)
                                                                                    -----------          -----------
           Total stockholders' equity .....................................             652,433              592,875
                                                                                    -----------          -----------
                                                                                    $ 1,185,430          $ 1,112,573
                                                                                    ===========          ===========



                             SEE ACCOMPANYING NOTES.

                              CITRIX SYSTEMS, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                 THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                      JUNE 30,                        JUNE 30,
                                                              -------------------------       -------------------------
                                                                2001             2000           2001            2000
                                                              ---------       ---------       ---------       ---------
                                                                    (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
      Revenues:
          Revenues .....................................      $ 137,334       $  96,146       $ 260,273       $ 213,720
          Other revenues ...............................          9,940           9,940          19,813          19,881
                                                              ---------       ---------       ---------       ---------
               Total net revenues ......................        147,274         106,086         280,086         233,601

      Cost of revenues (excluding amortization presented
         separately below) .............................          7,223           8,404          14,534          13,532
                                                              ---------       ---------       ---------       ---------
      Gross margin .....................................        140,051          97,682         265,552         220,069
      Operating expenses:
         Research and development ......................         18,150          12,300          34,324          24,413
         Sales, marketing and support ..................         56,840          45,425         106,251          86,614
         General and administrative ....................         19,061          16,213          37,076          28,868
         Amortization of intangible assets .............         12,228           7,842          18,533          14,661
         In-process research and development ...........          2,580              --           2,580              --
                                                              ---------       ---------       ---------       ---------
             Total operating expenses ..................        108,859          81,780         198,764         154,556
                                                              ---------       ---------       ---------       ---------
      Income from operations ...........................         31,192          15,902          66,788          65,513
      Interest income ..................................         11,311           9,760          24,358          18,792
      Interest expense .................................         (4,465)         (4,246)         (8,827)         (8,389)
      Other (expense) income, net ......................         (3,111)            (26)         (7,204)            538
                                                              ---------       ---------       ---------       ---------
      Income before income taxes .......................         34,927          21,390          75,115          76,454
      Income taxes .....................................         12,033           6,417          23,286          22,936
                                                              ---------       ---------       ---------       ---------
      Net income .......................................      $  22,894       $  14,973       $  51,829       $  53,518
                                                              =========       =========       =========       =========
      Earnings per common share:
         Basic earnings per share ......................      $    0.12       $    0.08       $    0.28       $    0.29
                                                              =========       =========       =========       =========
         Weighted average shares outstanding ...........        184,490         185,356         184,660         184,279
                                                              =========       =========       =========       =========
      Earnings per common share--assuming dilution:
         Diluted earnings per share ....................      $    0.12       $    0.07       $    0.27       $    0.26
                                                              =========       =========       =========       =========
         Weighted average shares outstanding ...........        194,001         203,316         194,794         205,833
                                                              =========       =========       =========       =========



                             SEE ACCOMPANYING NOTES.

                              CITRIX SYSTEMS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                         SIX MONTHS ENDED
                                                                                            JUNE 30,
                                                                                     -------------------------
                                                                                       2001             2000
                                                                                     ---------       ---------
                                                                                          (IN THOUSANDS)

      OPERATING ACTIVITIES
      Net income ..............................................................      $  51,829       $  53,518
      Adjustments to reconcile net income to net cash provided by operating activities:
         Amortization of intangible assets ....................................         18,533          14,661
         Depreciation and amortization of property and equipment ..............         13,669           8,354
         Other-than-temporary decline in market value of investments ..........          6,182              --
         In-process research and development ..................................          2,580              --
         Provision for doubtful accounts ......................................          1,620           1,504
         Provision for product returns ........................................         12,042           9,621
         Provision for inventory reserves .....................................          1,665           3,421
         Tax benefit related to the exercise of non-statutory stock options and
             disqualifying dispositions of incentive stock options ............         10,324          72,472
         Accretion of original issue discount and amortization of financing
             cost .............................................................          8,825           8,311
         Changes in operating assets and liabilities, net of effects of acquisitions:
             Accounts receivable ..............................................        (29,574)        (11,559)
             Inventories ......................................................         (1,179)         (4,531)
             Prepaid expenses and other current assets ........................         15,527         (30,693)
             Other assets .....................................................        (14,366)           (310)
             Deferred tax assets ..............................................         14,547          (1,980)
             Accounts payable and accrued expenses ............................         (5,208)         10,695
             Deferred revenues ................................................          2,503         (10,805)
             Income taxes payable .............................................          4,717          (5,935)
                                                                                     ---------       ---------
      Net cash provided by operating activities ...............................        114,236         116,744

      INVESTING ACTIVITIES
      Purchases of investments ................................................       (173,434)        (90,754)
      Proceeds from sales and maturities of investments .......................        121,533         106,105
      Cash paid for acquisitions, net of cash acquired ........................       (173,266)        (28,112)
      Purchases of property and equipment .....................................        (32,420)        (19,217)
                                                                                     ---------       ---------
      Net cash used in investing activities ...................................       (257,587)        (31,978)

      FINANCING ACTIVITIES
      Net proceeds from issuance of common stock ..............................         39,762          50,127
      Cash paid under stock repurchase programs ...............................        (58,590)             --
      Proceeds from sale of put warrants ......................................          2,418              --
      Other ...................................................................             (3)            (49)
                                                                                     ---------       ---------
      Net cash (used in) provided by financing activities .....................        (16,413)         50,078
                                                                                     ---------       ---------
      Change in cash and cash equivalents .....................................       (159,764)        134,844
      Cash and cash equivalents at beginning of period ........................        375,025         216,116
                                                                                     ---------       ---------
      Cash and cash equivalents at end of period ..............................      $ 215,261       $ 350,960
                                                                                     =========       =========



                             SEE ACCOMPANYING NOTES.

                              CITRIX SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 2001

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown are of a normal recurring nature and have been reflected in the unaudited condensed consolidated financial statements. The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or for any future period. The information included in these unaudited condensed consolidated financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the consolidated financial statements and accompanying notes included in the Citrix Systems, Inc. (the "Company") Annual Report on Form 10-K for the year ended December 31, 2000.

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

     INVESTMENTS

     The Company has made strategic equity investments that are accounted for under the cost method. The Company does not recognize changes in the fair value of these investments in earnings unless a decline in the fair value of the investments is considered other than temporary. For the three and six months ended June 30, 2001, the Company recorded $2.2 and $6.2 million in investment write-downs, which are included in other (expense) income, net on the condensed consolidated statements of income.

     In July 2001, the Company approved the sale and reinvestment of certain long-term corporate securities to preserve the overall credit quality and to rebalance the short and long-term maturity of its overall portfolio subsequent to the recent cash expenditure of $187.1 million to fund the Sequoia Software Corporation acquisition discussed below. Accordingly, at June 30, 2001, the Company transferred corporate securities with a fair value of $167.1 million from the held-to-maturity category to the available-for-sale category. The fair value of amounts transferred was approximately $3.5 million in excess of their amortized costs, which was included in accumulated other comprehensive income. To the extent the Company's available-for-sale securities are sold, amounts included in accumulated other comprehensive income will be included in earnings as of the date of the transaction.

     REVENUE RECOGNITION

     Revenue is recognized when earned. The Company's revenue recognition policies are in compliance with the American Institute of Certified Public Accountants Statement of Position ("SOP") 97-2 (as amended by SOP 98-4 and SOP 98-9) and related interpretations, "Software Revenue Recognition." Product revenues are recognized upon shipment of the software product only if no significant Company obligations remain, the fee is fixed or determinable, and collection of the resulting receivable is deemed probable. Revenue from packaged product sales to distributors and resellers is recorded when related products are shipped. The Company also distributes software through electronic licensing. These revenues are recognized when the customer is provided with the activation keys that allow the customer to take immediate possession of the software pursuant to an executed agreement and purchase order. In software arrangements that include rights to multiple software products, post-contract customer support ("PCS"), and/or other services, the Company allocates the total arrangement fee among each deliverable based on the relative fair value of each of the deliverables determined based on vendor-specific objective evidence ("VSOE"). The Company sells software and PCS separately and VSOE is determined by the price charged when each element is sold separately. Product returns and sales allowances, including stock rotations, are estimated and provided for at the time of sale. Non-recurring engineering fees are recognized ratably as the work is performed. Revenues from training and consulting are recognized when the services are performed. Service and subscription revenues from customer maintenance fees for ongoing customer support and product updates and upgrades are based on the price charged or derived value of the undelivered elements and are recognized ratably over the term of the contract, which is typically 12-24 months. Service revenues are included in net revenues on the face of the condensed consolidated statements of income.

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

3.   EARNINGS PER SHARE

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

     The following table sets forth the computation of basic and diluted earnings per share:


                                                           THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                             2001             2000             2001           2000
                                                           ---------        --------         --------       --------
                                                               (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
           Numerator:
             Net income.........................           $  22,894        $ 14,973         $ 51,829       $ 53,518
                                                           =========        ========         ========       ========
           Denominator:
             Denominator for basic earnings per
                  share - weighted-average shares            184,490         185,356          184,660        184,279
             Effect of dilutive securities:
                 Put warrants...................                   9              --                8             --
                 Employee stock options.........               9,502          17,960           10,126         21,554
                                                           ---------        --------         --------       --------
             Dilutive potential common shares...               9,511          17,960           10,134         21,554
                                                           ---------        --------         --------       --------
             Denominator for diluted earnings per
                  share - weighted-average shares            194,001         203,316          194,794        205,833
                                                           =========        ========         ========       ========

           Basic earnings per share.............           $    0.12        $   0.08         $   0.28       $   0.29
                                                           =========        ========         ========       ========
           Diluted earnings per share...........           $    0.12        $   0.07         $   0.27       $   0.26
                                                           =========        ========         ========       ========


4.   ACQUISITION

     On April 30, 2001, the Company completed the acquisition of Sequoia Software Corporation ("Sequoia"), a provider of XML-pure portal software, for approximately $187.1 million in cash, including approximately $2.7 million in transaction costs, all of which was paid in the second quarter of 2001. The acquisition was accounted for as a purchase. The cost in excess of net tangible assets acquired was approximately $171.8 million, of which $29.4 million was allocated to core technology, $17.2 million to other identified intangibles and $122.6 million to goodwill. The goodwill and intangible assets are being amortized on a straight line basis over periods ranging from three to five years. A portion of the purchase price was allocated to in-process research and development, which had not reached technological feasibility and had no alternative future use, for which the Company incurred a pre-tax charge of approximately $2.6 million in the second quarter of 2001. The results of operations of Sequoia are included in the Company's results of operations from the date of the acquisition. The allocation of the purchase price was based on an independent valuation report. The purchase price allocation is subject to finalization of pre-existing contingencies and other purchase accounting adjustments, none of which are expected to be material.

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

     During 1999 and 2000, wholly-owned subsidiaries were formed in various locations within Europe, the Middle East and Africa (EMEA) and Asia Pacific, respectively. These subsidiaries are responsible for sales and distribution of the Company's products. Prior to this change, sales in these geographic segments were classified as export sales from the Americas segment. For purposes of the presentation of segment information, the sales previously reported as Americas export sales have been reclassified to the geographical segments where the sale was made for each of the periods presented.

     Net revenues and segment profit, classified by the major geographic areas in which the Company operates, are as follows:



                                                             THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                                2001             2000          2001             2000
                                                             ---------       ---------       ---------       ---------
                                                                                      (IN THOUSANDS)
      Net revenues:
               Americas (1) ...........................      $  72,596       $  51,983       $ 137,492       $ 120,265
               EMEA ...................................         54,540          38,091         102,547          82,207
               Asia Pacific ...........................         10,198           6,072          20,234          11,248
               Other (2) ..............................          9,940           9,940          19,813          19,881
                                                             ---------       ---------       ---------       ---------
               Consolidated ...........................      $ 147,274       $ 106,086       $ 280,086       $ 233,601
                                                             =========       =========       =========       =========

      Segment profit:
               Americas (1) ...........................      $  59,302       $  42,226       $ 111,802       $ 100,581
               EMEA ...................................         42,521          29,354          80,096          64,789
               Asia Pacific ...........................          6,585           3,140          13,439           5,731
               Other (2) ..............................          9,940           9,940          19,813          19,881
               Unallocated expenses (3):
                   Cost of revenues ...................         (7,223)         (8,404)        (14,534)        (13,532)
                   Overhead costs .....................        (29,512)        (20,602)        (50,465)        (39,243)
                   Research and development ...........        (18,150)        (12,300)        (34,324)        (24,413)
                   In-process research and development          (2,580)             --          (2,580)             --
                   Net interest and other expense .....          3,735           5,488           8,327          10,941
                   Other corporate expenses ...........        (29,691)        (27,452)        (56,459)        (48,281)
                                                             ---------       ---------       ---------       ---------
               Consolidated income before income taxes.      $  34,927       $  21,390       $  75,115       $  76,454
                                                             =========       =========       =========       =========

----------------
     (1) The Americas segment is comprised of the United States, Canada and Latin America.

     (2)  Represents royalty fees in connection with the Development Agreement.

     (3) Represents expenses presented to management on a consolidated basis only and not allocated to the geographic operating segments.

     Additional information regarding revenue by products and services groups is as follows:

                                           THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                                2001         2000           2001          2000
                                              --------      --------      --------      --------
                                                                (IN THOUSANDS)
      Revenue:
           Application Servers .........      $113,323      $ 72,870      $211,148      $168,373
           Management Products .........        12,841        14,416        27,251        27,897
           Computing Appliances Products           923         1,206         2,047         3,182
           Microsoft Royalties .........         9,940         9,940        19,813        19,881
           Services and Other Revenue ..        10,247         7,654        19,827        14,268
                                              --------      --------      --------      --------
           Net Revenues ................      $147,274      $106,086      $280,086      $233,601
                                              ========      ========      ========      ========


6.   DERIVATIVE FINANCIAL INSTRUMENTS

     On January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", and its corresponding amendments under SFAS No. 138. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, hedging activities, and exposure definition. SFAS No. 133 requires the Company to record all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Derivatives not designated as hedging instruments must be adjusted to fair value through earnings in the current period. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The application of the provisions of SFAS No. 133 may impact the volatility of other income and other comprehensive income.

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

     A substantial portion of the Company's anticipated overseas expense and capital purchasing activities are transacted in local currencies. To protect against reductions in value and the volatility of future cash flows caused by changes in currency exchange rates, the Company has established a hedging program. The Company uses forward foreign exchange contracts to reduce a portion of its exposure to these potential changes. The terms of such instruments, and the hedging transactions to which they relate, generally do not exceed 12 months. Principal currencies hedged are British Pounds Sterling, Euros, Swiss Francs, and Australian Dollars. The Company may choose not to hedge certain foreign exchange transaction exposures due to immateriality, prohibitive economic cost of hedging particular exposures, and availability of appropriate hedging instruments.

     The Company has a forward bond purchase agreement under which the Company will purchase zero coupon bonds at fixed prices on certain scheduled dates through February 2004. The agreement is designated as a hedge of the forecasted purchases of bonds as it eliminates the variability of the forecasted purchase price of those bonds.

     In accordance with SFAS No. 133, hedges related to anticipated or forecasted transactions are designated and documented at hedge inception as cash flow hedges and evaluated for hedge effectiveness quarterly. For currency forward contracts, hedge effectiveness is measured based on changes in the fair value of the contract attributable to changes in the forward exchange rate. Changes in the expected future cash flows on the hedged transaction and changes in the fair value of the forward hedge are both measured from the contract rate to the forward exchange rate associated with the forward contract's maturity date. The effective portions of the net gains or losses on forward contracts are reported as components of other comprehensive income in stockholders' equity and reclassified into earnings during the period in which the hedged transactions affect earnings. Any residual changes in fair value of the instruments, including ineffectiveness, are recognized in current earnings in interest and other income.

     There was no transition adjustment impact recorded in earnings or accumulated other comprehensive income as a result of recognizing derivatives designated as cash flow hedging instruments at fair value. For the three and six months ended June 30, 2001, the Company recorded net losses in operating expenses of approximately $685,000 and $733,000, respectively, representing the effective net loss on derivative instruments that settled in the respective periods. The hedge ineffectiveness on existing derivative instruments for the three and six months ended June 30, 2001, was not material. In addition, there were no gains or losses resulting from the discontinuance of cash flow hedges, as all originally forecasted transactions are expected to occur. As of June 30, 2001, the Company recorded $1.3 million of derivative assets and $2.3 million of derivative liabilities, representing the fair values of the Company's outstanding derivative instruments.

     DERIVATIVE ACTIVITY IN ACCUMULATED OTHER COMPREHENSIVE INCOME

     As of June 30, 2001, the Company had a net deferred loss associated with cash flow hedges of approximately $1.1 million, net of taxes, all of which are expected to be reclassified to earnings by the end of the current year. The following table summarizes activity in other comprehensive income (OCI) related to derivatives, net of taxes, during the three and six months ended June 30, 2001:


                                                      THREE MONTHS ENDED      SIX MONTHS ENDED
                                                        JUNE 30, 2001           JUNE 30, 2001
                                                      -------------------    ---------------------
                                                                 (IN THOUSANDS)
      Cumulative effect of adopting SFAS No. 133            $    --             $    --
      Changes in fair value of derivatives .....             (2,141)               (673)
      (Gains) losses reclassified from OCI .....               (456)               (456)
                                                            -------             -------
          Change in unrealized derivative loss .            $(2,597)            $(1,129)
                                                            =======             =======

7.   COMPREHENSIVE INCOME

     Comprehensive income is comprised of two components, net income and other comprehensive income. Other comprehensive income refers to revenue, expenses, gains and losses that under accounting principles generally accepted in the United States are recorded as an element of stockholders' equity, but are excluded from net income. The Company's other comprehensive income is comprised of changes in fair value of derivatives designated as and effective as cash flow hedges and unrealized gains and losses, net of taxes, on marketable securities categorized as available-for-sale. The components of comprehensive income, net of tax, are as follows:


                                                         THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                                           2001              2000              2001              2000
                                                         --------          --------          --------          --------
                                                                                 (IN THOUSANDS)
      Net income ...............................         $ 22,894          $ 14,973          $ 51,829          $ 53,518
      Other comprehensive income:
         Change in unrealized gain (loss) on
            available-for-sale securities ......            3,579            (5,228)            5,857             4,912
         Change in unrealized loss on derivative
            instruments ........................           (2,597)               --            (1,129)               --
                                                         --------          --------          --------          --------
      Comprehensive income .....................         $ 23,876          $  9,745          $ 56,557          $ 58,430
                                                         ========          ========          ========          ========

     The components of accumulated other comprehensive income, net of tax, are as follows:


                                                          JUNE 30,       DECEMBER 31,
                                                            2001             2000
                                                        -----------       -----------
                                                                (IN THOUSANDS)

      Unrealized gain (loss) on investments .......         $ 2,914          $(2,943)
      Unrealized loss on derivative instruments ...          (1,129)              --
                                                            -------          -------
      Accumulated other comprehensive income (loss)         $ 1,785          $(2,943)
                                                            =======          =======

8.   INCOME TAXES

     The Company maintains certain operational and administrative processes in overseas subsidiaries. As a result, foreign earnings are taxed at lower foreign tax rates. These earnings are permanently reinvested overseas in order to fund the Company's growth in overseas markets. The Company's estimated annual effective tax rate is 31% for 2001, up from 30% in 2000 as a result of the non-tax deductible goodwill and intangible amortization associated with the Sequoia acquisition, offset primarily by higher revenue and profits in foreign entities with lower tax rates in the current year.

9.   OTHER REVENUES

     In May 1997, the Company entered into the Development Agreement with Microsoft, which provides for the licensing of certain of the Company's multi-user software enhancements and for the cooperation between the parties for the development of certain future software. At the time of the agreement, Microsoft held in excess of 5% of the Company's outstanding common stock and also had a representative on the Company's Board of Directors. Microsoft is no longer a significant stockholder and no longer has Board representation. Amounts arising from the Development Agreement are designated as other revenue. Development costs incurred in connection with the Development Agreement are immaterial and are expensed as incurred in cost of revenues. Deferred revenue at June 30, 2001 and December 31, 2000 includes $34.1 million and $53.9 million, respectively, related to this agreement which is being recognized ratably over the five year term of the Development Agreement, which began in May 1997.

10.  STOCK REPURCHASE PROGRAMS

     On April 15, 1999, the Board of Directors approved a stock repurchase program authorizing the repurchase of up to $200 million of the Company's Common Stock. On April 26, 2001, the Board of Directors increased the scope of the repurchase program by authorizing the Company to repurchase up to $400 million of the Company's Common Stock (inclusive of the $200 million approved in April 1999). Purchases will be made from time to time in the open market and paid out of general corporate funds. During the six months ended June 30, 2001, the Company purchased 1,136,000 shares of outstanding Common Stock on the open market at a total cost of $31.7 million. These shares have been recorded as treasury stock.

     On August 8, 2000, the Company entered into an agreement, as amended, with a counterparty in a private transaction to purchase up to approximately 4.8 million shares of the Company's Common Stock at various times through the third quarter of 2002. Pursuant to the terms of the agreement, $100 million was paid to the counterparty in the third quarter of 2000. The ultimate number of shares repurchased will depend on market conditions. During the six months ended June 30, 2001, the Company received 1,164,000 shares under this agreement at a total cost of $25.1 million. These shares have been recorded as treasury stock.

     In connection with the Company's stock repurchase program, in October 2000, the Board of Directors approved a program authorizing the Company to sell put warrants that entitle the holder of each warrant to sell to the Company, generally by physical delivery, one share of the Company's Common Stock at a specified price. During the six months ended June 30, 2001, the Company sold 590,000 put warrants at an average strike price of $31.93 and received premium proceeds of $2.4 million. In the first six months of 2001, the Company paid $26.9 million for the purchase of 890,000 shares upon the exercise of outstanding put warrants, while 900,000 put warrants expired unexercised. The common shares purchased upon exercise of these put warrants have been recorded as treasury stock. As of June 30, 2001, 100,000 put warrants were outstanding, expiring in August 2001 with an exercise price of $29.44. As of June 30, 2001, the Company has a total potential repurchase obligation of approximately $2.9 million associated with the outstanding put warrants, all of which permit a net-share settlement at the Company's option and do not result in a put warrant obligation on the balance sheet.

     In connection with the Company's stock repurchase program, in June 2001, the Company entered into an agreement with a counterparty requiring that counterparty to sell to the Company up to 300,000 shares of the Company's Common Stock at fixed prices if the Company's stock trades at designated levels between June 15, 2001 and July 20, 2001. As of June 30, 2001, the Company had a potential repurchase obligation associated with this agreement of approximately $6.6 million, which is classified as common stock subject to repurchase on the condensed consolidated balance sheets. On July 20, 2001, the agreement expired and ultimately no shares were repurchased under this arrangement.

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

     In September 2000, a stockholder filed a claim in the Court of Chancery of the State of Delaware against the Company and nine of its officers and directors alleging breach of fiduciary duty by failing to disclose all material information concerning the Company's financial condition at the time of the proxy solicitation. The complaint seeks unspecified damages. By order of the court in January 2001, the action was conditionally stayed. In February 2001, the plaintiff filed a motion with the court for award of attorney's fees and litigation costs in the amount of $2,000,000 and $60,000, respectively. In July 2001, in furtherance of its fee petition, plaintiff voluntarily dismissed the action without prejudice. The Company believes the plaintiff's claim lacks merit, however, should the action be re-filed and ultimately proceed in Delaware court or elsewhere, the Company is unable to determine the ultimate outcome of this matter and intends to vigorously defend it.

12.  RECLASSIFICATION

     Certain reclassifications have been made for consistent presentation.

13.  RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, BUSINESS COMBINATIONS. SFAS No. 141 eliminates the use of the pooling of interests method for all business combinations initiated after June 30, 2001. SFAS No. 141 also provides new criteria to determine whether an acquired intangible asset should be recognized separately from goodwill, and requires expanded disclosure requirements. All business combinations completed after June 30, 2001 will be subject to the provisions of the statement. The Company will adopt SFAS No. 141 in the third quarter of 2001, and the impact is not expected to be material to its consolidated financial statements.

     In July 2001, the FASB issued SFAS No. 142, GOODWILL AND INTANGIBLE ASSETS. SFAS No. 142 eliminates amortization of goodwill, and requires an impairment-only model to recording the value of goodwill. SFAS No. 142 requires that impairment be tested at least annually at the reporting unit level, using a two-step impairment test. The first step determines if goodwill is impaired by comparing the fair value of the reporting unit as a whole to the book value. If a deficiency exists, the second step measures the amount of the impairment loss as the difference between the implied fair value of goodwill and its carrying amount. Other purchased intangibles with indefinite economic lives are required to be tested for impairment annually using a lower of cost or fair value approach. The provisions of the statement will be effective for fiscal years beginning after December 15, 2001. Upon adoption, goodwill related to acquisitions completed before the date of adoption would be subject to the provisions of the statement. Amortization of the remaining book value of goodwill would cease and the new impairment-only approach would apply. Impairment charges within the first six months of adoption would be reported as a cumulative effect of a change in accounting principle in the income statement. Impairment charges thereafter would be reported in operating income. The Company plans to adopt SFAS No. 142 in the first quarter of 2002 and is unable to reasonably estimate the effect of adoption on its financial position or results of operations.

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS

     OVERVIEW

        The Company develops, markets, sells and supports comprehensive delivery and management software that enables effective and efficient deployment and management of enterprise applications, including those designed for Microsoft Windows(R) operating systems and UNIX(R) operating systems. The Company's Application Servers product category, which comprises the largest source of the Company's revenue, primarily consists of the MetaFrame(R) products and related options. The MetaFrame products, which began shipping in the second quarter of 1998, permit organizations to deploy and manage applications without regard to location, network connection or type of client hardware platforms.

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

        The Company's revenue recognition policies are in compliance with the American Institute of Certified Public Accountants Statement of Position ("SOP") 97-2 (as amended by SOP 98-4 and SOP 98-9) and related interpretations, "Software Revenue Recognition" as described in Note 2 of the Notes to Condensed Consolidated Financial Statements included in this report.

       On April 30, 2001, the Company completed the acquisition of Sequoia Software Corporation ("Sequoia") for approximately $187.1 million in cash, including $2.7 million in acquisition costs. Sequoia is a provider of XML-pure portal software. The acquisition was accounted for as a purchase.

        The following discussion relating to the individual financial statement captions, the Company's overall financial performance, operations and financial position should be read in conjunction with the factors and events described in "-OVERVIEW" and "-CERTAIN FACTORS WHICH MAY AFFECT FUTURE RESULTS" which may impact the Company's future performance and financial position.

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

                                                                                            INCREASE/(DECREASE) FOR THE
                                                                                            THREE MONTHS      SIX MONTHS
                                            THREE MONTHS ENDED       SIX MONTHS ENDED            ENDED           ENDED
                                               JUNE 30,                  JUNE 30,           JUNE 30, 2001     JUNE 30, 2001
                                           ------------------        ------------------          VS.               VS.
                                           2001         2000          2001        2000      JUNE 30, 2000     JUNE 30, 2000
                                           -----        -----        -----        -----    --------------     --------------
      Net revenues ..................      100.0%       100.0%       100.0%       100.0%        38.8%              19.9%
      Cost of revenues (excluding
         amortization presented
         separately below) ..........        4.9          7.9          5.2          5.8        (14.1)               7.4
                                           -----        -----        -----        -----
      Gross margin ..................       95.1         92.1         94.8         94.2         43.4               20.7
      Operating expenses:
         Research and development ...       12.3         11.6         12.3         10.5         47.6               40.6
         Sales, marketing and support       38.6         42.8         37.9         37.1         25.1               22.7
         General and administrative .       12.9         15.3         13.2         12.3         17.6               28.4
         Amortization of intangible
          assets ....................        8.3          7.4          6.6          6.3         55.9               26.4
         In-process research and
          development ...............        1.8           --          0.9           --            *                  *
                                           -----        -----        -----        -----
           Total operating expenses .       73.9         77.1         70.9         66.2         33.1               28.6
                                           -----        -----        -----        -----
      Income from operations ........       21.2         15.0         23.9         28.0         96.2                1.9
      Interest income ...............        7.6          9.2          8.7          8.1         15.9               29.6
      Interest expense ..............       (3.0)        (4.0)        (3.2)        (3.6)         5.2                5.2
      Other (expense) income, net ...       (2.1)          --         (2.6)         0.2            *                  *
                                           -----        -----        -----        -----
      Income before income taxes ....       23.7         20.2         26.8         32.7         63.3               (1.8)
      Income taxes ..................        8.2          6.1          8.3          9.8         87.5                1.5
                                           -----        -----        -----        -----
      Net income ....................       15.5%        14.1%        18.5%        22.9%        52.9%              (3.2)%
                                           =====        =====        =====        =====


      -----------
      * Not meaningful

       NET REVENUES. Net revenues are presented below in five categories:
     Application Servers, Management Products, Computing Appliances Products, Microsoft Royalties and Services and Other Revenue. Application Servers revenue primarily represents fees related to the licensing of the Company's MetaFrame products, subscriptions for product support, updates and upgrades and additional user licenses. Management Products consist of Load Balancing Services, Resource Management Services and other options. Computing Appliances Products revenue consists of license fees and royalties from OEMs who are granted a license to incorporate and/or market the Company's multi-user technologies in their own product offerings. Microsoft Royalties represent fees recognized in connection with the Development Agreement. Services and Other Revenue consists primarily of customer support, as well as consulting in the delivery of implementation services and systems integration solutions.

        With respect to product mix, the increase in net revenues for the three and six months ended June 30, 2001 compared to the three and six months ended June 30, 2000 was primarily attributable to an increase in Application Servers revenue resulting from an increase in the number of licenses sold of MetaFrame for Windows operating systems. Some of the management capabilities such as Load Balancing Services and Resource Management Services, traditionally included in Management Products, have been bundled into the MetaFrame XP products introduced in the first quarter of 2001. Therefore, as MetaFrame XP becomes a larger proportion of the Company's product mix, the Application Servers revenue will increase while Management Products revenue will continue to decrease.

       An analysis of the Company's net revenues is presented below:


                                                                                             INCREASE/(DECREASE) FOR THE
                                                                                            THREE MONTHS       SIX MONTHS
                                            THREE MONTHS ENDED       SIX MONTHS ENDED         ENDED               ENDED
                                                 JUNE 30,                JUNE 30,          JUNE 30, 2001       JUNE 30, 2001
                                          ----------------------- ---------------------         VS.                 VS.
                                             2001         2000       2001        2000      JUNE 30, 2000       JUNE 30, 2000
                                          ----------   ---------- ----------    -------    -------------       -------------
      Application Servers .........          77%          69%          75%          72%          56%               25%
      Management Products .........           9           14           10           12          (11)               (2)
      Computing Appliances Products           *            1            1            1          (23)              (36)
      Microsoft Royalties .........           7            9            7            9           --                --
      Services and Other Revenue ..           7            7            7            6           34                39
                                            ---          ---          ---          ---
      Net Revenues ................         100%         100%         100%         100%          39%               20%


       ----------
       *  less than one percent.

       INTERNATIONAL AND SEGMENT REVENUES. International revenues (sales outside of the United States) accounted for approximately 47% and 43% of net revenues for the three months ended June 30, 2001 and 2000, respectively, and approximately 48% and 41% of net revenues for the six months ended June 30, 2001 and 2000, respectively. The increase in international revenues as a percentage of net revenues was primarily due to the Company's increased sales and marketing efforts and continued demand for the Company's products in Europe and Asia. For detailed information on international revenues, please refer to Note 5 to the Company's Condensed Consolidated Financial Statements appearing in this report.

       An analysis of geographic segment net revenue is presented below:

                                                                                            INCREASE/(DECREASE) FOR THE
                                                                                           THREE MONTHS      SIX MONTHS
                              THREE MONTHS ENDED              SIX MONTHS ENDED                 ENDED            ENDED
                                  JUNE 30,                       JUNE 30,                  JUNE 30, 2001    JUNE 30, 2001
                          -------------------------       -----------------------                VS.              VS.
                             2001           2000             2001           2000           JUNE 30, 2000    JUNE 30, 2000
                          ----------     ----------       ----------       ------          -------------    -------------
      Americas (1)             49%             49%             49%           51%                 40%             14%
      EMEA .......             37              36              37            35                  43              25
      Asia Pacific              7               6               7             5                  68              80
      Other (2) ..              7               9               7             9                  --              --
                              ---             ---             ---           ---
      Net Revenues            100%            100%            100%          100%                 39%             20%


     ----------------
     (1) The Americas segment is comprised of the United States, Canada and Latin America.

     (2) Primarily represents royalty fees earned in connection with the Development Agreement.

       In terms of geographic segments, the increase in net revenues for the three and six months ended June 30, 2001 compared to the same periods in 2000 was primarily due to the Company's increased sales and marketing efforts and continued demand for the Company's products across all geographic segments. Revenues have notably increased in the Asia Pacific segment, particularly due to increased market acceptance in Japan. Revenue by geographic segment as a percentage of net revenues remained relatively constant for the three and six month periods ended June 30, 2001 compared to the same periods in 2000.

       The Company expects to continue investing in international markets and expanding its international operations by establishing additional foreign operations, hiring personnel, expanding its international sales force and adding new third party channel partners.

       COST OF REVENUES. Cost of revenues consisted primarily of compensation and other personnel-related costs for consulting services, as well as the cost of royalties, product media and duplication, manuals, packaging materials and shipping expense. All development costs incurred in connection with the Development Agreement are immaterial and are expensed as incurred in cost of revenues. The Company's cost of revenues exclude amortization of core technology.

       GROSS MARGIN. Gross margin as a percentage of net revenue increased for the three and six months ended June 30, 2001 compared to the three and six months ended June 30, 2000 primarily due to a reserve for obsolete inventory recorded in the second quarter of 2000. The Company anticipates gross margin as a percentage of net revenues will remain relatively stable as compared with current levels.

       RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consisted primarily of personnel-related costs. All development costs included in the research and development of software products and enhancements to existing products have been expensed as incurred except for certain intangible assets related to acquisitions described herein. The increase in research and development expenses for the three months ended June 30, 2001 as compared to the same period in the prior year resulted primarily from increased staffing, associated salaries and related expenses required to expand the Company's product lines. The increase in research and development expenses for the six months ended June 30, 2001 as compared to the same period in the prior year was primarily due to costs incurred for third party software and external consultants and developers to expand and enhance the Company's product lines, as well as increased staffing and associated costs.

       SALES, MARKETING AND SUPPORT EXPENSES. The increase in sales, marketing and support expenses for the three and six months ended June 30, 2001 resulted primarily from increased headcount levels and associated salaries, commissions and related expenses. The increase was also due to a higher level of marketing programs directed at customer and business partner acquisition and retention, and additional promotional activities related to specific products, such as MetaFrame XP introduced in February 2001.

       GENERAL AND ADMINISTRATIVE EXPENSES. The increase in general and administrative expenses for the three and six months ended June 30, 2001 as compared to the comparable periods in 2000 resulted primarily from increased staff, associated salaries and related expenses necessary to support overall increases in the scope of the Company's operations. The increase was also due to an increase in legal fees relating to litigation matters and accounting fees.

       AMORTIZATION OF INTANGIBLE ASSETS. The amortization of goodwill and identifiable intangible assets increased for the three and six months ended June30, 2001 as compared to the comparable periods in 2000 due to the acquisition of Sequoia in the second quarter of 2001. As of June 30, 2001, the Company had net goodwill and identifiable intangible assets of $203.2 million with remaining useful lives of one to five years. The Company anticipates that amortization of goodwill and identifiable intangible assets will increase for the remainder of 2001 primarily due to the full quarter effect of the acquisition of Sequoia, and as the Company continues to search for suitable acquisition candidates.

       In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, BUSINESS COMBINATIONS, and No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangibles will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. As a result, application of the nonamortization provisions of the statements is expected to result in a decrease in amortization of goodwill and identifiable intangibles in the first quarter of 2002. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite-lived intangible assets as of January 1, 2002, and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

       INTEREST INCOME. Interest income for the three and six months ended June 30, 2001 as compared to the same periods in 2000, increased as the Company changed the composition of its investment portfolio in the fourth quarter of 2000 from tax-exempt and taxable to predominantly taxable securities. The Company may acquire or make investments in companies it believes are related to its strategic objectives. Such investments will reduce the Company's cash and/or investment balances and therefore may reduce interest income.

       INTEREST EXPENSE. The increase in interest expense for the three and six months ended June 30, 2001 as compared to the same periods in 2000 was primarily due to the accretion of the original issue discount related to the zero coupon convertible subordinated debentures.

       OTHER (EXPENSE) INCOME, NET. The increase in other (expense) income, net for the three and six months ended June 30, 2001 as compared to the same periods in 2000, was primarily due to a $3.9 and $2.2 million loss in the first and second quarters of 2001, respectively, resulting from an other-than-temporary decline in fair value of certain of the Company's equity investments. The Company may acquire or make investments in companies it believes are related to its strategic objectives. The Company periodically evaluates the carrying value of its investments to determine if there has been any impairment of value that is other-than-temporary.

       INCOME TAXES. The Company's estimated annual effective tax rate is 31% for 2001, up from 30% in 2000 as a result of the non-tax deductible goodwill and intangible amortization associated with the Sequoia acquisition, offset primarily by higher revenue and profits in foreign entities with lower tax rates in the current year.

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

       The actual and estimated costs to complete and completion dates of the in-process and core technology acquired are as follows:


                                                                           VIEWSOFT
                                                                           --------
                                                                        (IN THOUSANDS)

        Date acquired...........................................           July 1999
        Cost incurred to date...................................              $5,800
        Estimated cost to complete..............................                 410
                                                                       -------------
        Total estimated project cost............................              $6,210
                                                                       =============
        Estimated cost to complete at date of valuation.........              $  660
                                                                       =============

        Estimated completion date at date of valuation..........        Fourth Quarter
                                                                           of 1999

        Estimated completion date...............................        Third Quarter
                                                                           of 2002


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

       In April 2001, the Company completed the acquisition of Sequoia Software Corporation. A portion of the purchase price was allocated to in-process research and development, which had not reached technological feasibility and had no alternative future use, for which the Company incurred a pre-tax charge of approximately $2.6 million in the second quarter of 2001.

     LIQUIDITY AND CAPITAL RESOURCES

       During the six months ended June 30, 2001, the Company generated positive operating cash flows of $114.2 million, related primarily to net income of $51.8 million, adjusted for, among other things, tax benefits from the exercise of non-statutory stock options and disqualifying dispositions of incentive stock options of $10.3 million, non-cash charges including depreciation and amortization expense of $32.2 million, and provisions for product returns of $12.0 million primarily due to stock rotations. These cash inflows were partially offset by an aggregate decrease in cash flow from operating assets and liabilities of $13.0 million. Cash used in investing activities of $257.6 million related primarily to net cash paid for the acquisition of Sequoia of $173.3 million, the net purchase of investments of $51.9 million and the expenditure of $32.4 million for the purchase of property and buildings and costs associated with the Company's enterprise resource planning implementation. Cash used in financing activities of $16.4 million related to the expenditure of $58.6 million for stock repurchase programs, partially offset by the proceeds from the issuance of common stock under the Company's stock option plans of $39.8 million.

       As of June 30, 2001, the Company had $741.0 million in cash and investments, including $215.3 million in cash and cash equivalents, and $193.0 million of working capital. The Company's cash and cash equivalents are invested in investment grade, highly liquid securities to minimize interest rate risk and allow for flexibility in the event of immediate cash needs. The Company's short- and long-term investments consist primarily of corporate securities, government securities, commercial paper, and strategic equity investments. The Company's investments are classified as available for sale or as held-to-maturity, therefore, the Company does not recognize changes in the fair value of these investments in earnings unless a decline in the fair value of the investments is other than temporary.

       The Company regularly evaluates interest rate sensitivity as well as the scheduled maturity dates of its underlying cash and investments portfolio. From time-to-time, the Company may execute transactions to preserve the overall credit quality of its investments and to rebalance the short and long-term maturity of the overall portfolio to match planned sources and uses of such funds. In July 2001, the Company approved certain investment transactions which include the sale and reinvestment of certain long-term corporate security investments. These transactions are designed to preserve the overall credit quality and to rebalance the short and long-term maturity of the overall portfolio subsequent to the recent cash expenditure of $187.1 million to fund the Sequoia Software Corporation acquisition discussed below.

       At June 30, 2001, the Company had approximately $55.6 million in accounts receivable, net of allowances, and $97.3 million of deferred revenues, of which the Company anticipates $93.2 million will be earned over the next twelve months.

       On April 15, 1999, the Board of Directors approved a stock repurchase program authorizing the repurchase of up to $200 million of the Company's Common Stock. On April 26, 2001, the Board of Directors increased the scope of the repurchase program by authorizing the Company to repurchase up to $400 million of the Company's Common Stock (inclusive of the $200 million approved in April 1999). Purchases will be made from time to time in the open market and paid out of general corporate funds. During the six months ended June 30, 2001, the Company purchased 1,136,000 shares of outstanding Common Stock on the open market at an average price of $27.93 per share. These shares have been recorded as treasury stock.

       On August 8, 2000, the Company entered into an agreement, as amended, with a counterparty in a private transaction to purchase up to approximately 4.8 million shares of the Company's Common Stock at various times through the third quarter of 2002. Pursuant to the terms of the agreement, $100 million was paid to the counterparty in the third quarter of 2000. The ultimate number of shares repurchased will depend on market conditions. During the six months ended June 30, 2001, the Company received 1,164,000 shares under this agreement at an average price of $21.56 per share. These shares have been recorded as treasury stock.

       In connection with the Company's stock repurchase program, in October 2000, the Board of Directors approved a program authorizing the Company to sell put warrants that entitle the holder of each warrant to sell to the Company, generally by physical delivery, one share of the Company's Common Stock at a specified price. During the six months ended June 30, 2001, the Company sold 590,000 put warrants at an average strike price of $31.93 and received premium proceeds of $2.4 million. In the first six months of 2001, the Company paid $26.9 million for the purchase of 890,000 shares upon the exercise of outstanding put warrants, while 900,000 put warrants expired unexercised. The common shares purchased upon exercise of these put warrants have been recorded as treasury stock. As of June 30, 2001, 100,000 put warrants were outstanding, expiring in August 2001 with an exercise price of $29.44. As of June 30, 2001, the Company has a total potential repurchase obligation of approximately $2.9 million associated with the outstanding put warrants.

       In connection with the Company's stock repurchase program, in June 2001, the Company entered into an agreement with a counterparty requiring that counterparty to sell to the Company up to 300,000 shares of the Company's Common Stock at fixed prices if the Company's stock trades at designated levels between June 15, 2001 and July 20, 2001. As of June 30, 2001, the Company had a potential repurchase obligation associated with this agreement of approximately $6.6 million, which is classified as common stock subject to repurchase on the condensed consolidated balance sheet. On July 20, 2001, the agreement expired and ultimately no shares were repurchased under this arrangement.

       In October 2000, the Board of Directors approved a program authorizing the Company to repurchase up to $25 million of the zero coupon convertible subordinated debentures in open market purchases. As of June 30, 2001, none of the Company's debentures had been repurchased under this program.

       On April 30, 2001, the Company completed the acquisition of Sequoia Software Corporation for approximately $187.1 million in cash, including approximately $2.7 million in transaction costs, all of which was paid in the second quarter of 2001.

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

     RELIANCE UPON STRATEGIC RELATIONSHIP WITH MICROSOFT

       Microsoft is the leading provider of desktop operating systems. The Company depends upon the license of key technology from Microsoft, including certain source and object code licenses and technical support. The Company also depends upon its strategic alliance agreement with Microsoft pursuant to which the Company and Microsoft have agreed to cooperate to develop advanced operating systems and promote Windows application program interfaces. The Company's relationship with Microsoft is subject to the following risks and uncertainties, which individually, or in the aggregate, could cause a material adverse effect in the Company's business, results of operations and financial condition:

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

     COMPETITION

       The markets in which the Company competes, including the application server market and the portal market, are intensely competitive. Most of its competitors and potential competitors, including Microsoft, have significantly greater financial, technical, sales and marketing and other resources than the Company. The announcement of the release and the actual release of products competitive with the Company's existing and future product lines, such as Windows Server Operating Systems and related enhancements, could cause existing and potential customers of the Company to postpone or cancel plans to license the Company's products. This would adversely impact the Company's business, operating results and financial condition. Furthermore, the Company's ability to market ICA, MetaFrame and other future product offerings may be affected by Microsoft's licensing and pricing scheme for client devices implementing the Company's product offerings, which attach to Windows Server Operating Systems.

       In addition, alternative products exist for web applications in the internet software market that directly or indirectly compete with the Company's products. Existing or new products that extend internet software to provide database access or interactive computing may materially impact the Company's ability to sell its products in this market. As markets for the Company's products continue to develop, additional companies, including companies with significant market presence in the computer hardware, software and networking industries, may enter the markets in which the Company competes and further intensify competition. Finally, although the Company believes that price has historically been a less significant competitive factor than product performance, reliability and functionality, the Company believes that price competition may become more significant in the future. The Company may not be able to maintain its historic prices and margins, and any inability to do so could adversely affect its business, results of operations and financial condition.

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

     NEW PRODUCTS AND TECHNOLOGICAL CHANGE

       The markets for the Company's products are relatively new and are characterized by:

       o rapid technological change;

       o evolving industry standards;

       o changes in end-user requirements; and

       o frequent new product introductions and enhancements.

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

       The Company believes that it will continue to rely, in part, on third party licensing arrangements to enhance and differentiate the Company's products. Such licensing arrangements are subject to a number of risks and uncertainties such as undetected errors in third party software, disagreement over the scope of the license and other key terms, such as royalties payable, and infringement actions brought by third party licensees. In addition, the loss or inability to maintain any of these third party licenses could result in delays in the shipment or release of the Company products, which could have a material adverse effect on the Company's business, results of operations and financial condition.

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

     VOLATILITY OF STOCK PRICE

       The market price for the Company's Common Stock has been volatile and has fluctuated significantly to date. The trading price of the Common Stock is likely to continue to be highly volatile and subject to wide fluctuations in response to factors such as actual or anticipated variations in operating and financial results, anticipated revenue or earnings growth, analyst reports or recommendations and other events or factors, many of which are beyond the Company's control. In addition, the stock market in general, and The Nasdaq National Market and the market for software companies and technology companies in particular, have experienced extreme price and volume fluctuations. These broad market and industry factors may materially and adversely affect the market price of the Common Stock, regardless of the Company's actual operating performance. In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted against such companies. For example, several class-action lawsuits were instituted against the Company, its directors, and certain of its officers last year following a decline in the Company's stock price. Such litigation, and other future litigation, could result in substantial costs and a diversion of management's attention and resources, which would have a material adverse effect on the Company's business, financial condition and results of operations.

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

     ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       The Company's market risks at June 30, 2001 are not significantly different from those discussed in "Part II, Item 7A - Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Also, refer to "Note 6 - Derivative Financial Instruments," of this Form 10-Q for additional discussion regarding the Company's market risks, its accounting for derivatives, and the impact of adoption of SFAS No. 133.

                           PART II: OTHER INFORMATION

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

       In September 2000, a stockholder filed a claim in the Court of Chancery of the State of Delaware against the Company and nine of its officers and directors alleging breach of fiduciary duty by failing to disclose all material information concerning the Company's financial condition at the time of the proxy solicitation. The complaint seeks unspecified damages. By order of the court in January 2001, the action was conditionally stayed. In February 2001, the plaintiff filed a motion with the court for award of attorney's fees and litigation costs in the amount of $2,000,000 and $60,000, respectively. In July 2001, in furtherance of its fee petition, plaintiff voluntarily dismissed the action without prejudice. The Company believes the plaintiff's claim lacks merit, however, should the action be re-filed and ultimately proceed in Delaware court or elsewhere, the Company is unable to determine the ultimate outcome of this matter and intends to vigorously defend it.

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company's annual meeting of stockholders held May 17, 2001, the Company's stockholders took the following actions:

         (1) The Company's stockholders elected Mark B. Templeton, Kevin R. Compton and Stephen M. Dow, each as Class III directors, to serve for a three-year term expiring at the Company's annual meeting of stockholders in 2003 or until his successor has been duly elected and qualified or until his earlier resignation or removal. Election of the directors was determined by a plurality of the votes cast at the 2001 Annual Meeting. With respect to such matter, the votes were cast as follows: 151,442,470 shares voted for the election of Mr. Templeton; 151,500,341 shares voted for the election of Mr. Compton and 151,496,704 shares voted for the election of Mr. Dow; and 1,541,051 shares were withheld from the election of Mr. Templeton; 1,483,180 shares were withheld from the election of Mr. Compton and 1,486,817 shares were withheld from the election of Mr. Dow. No other persons were nominated, nor received votes, for election as directors of the Company at the 2001 Annual Meeting. The other directors of the Company whose term of office continued after the annual meeting were: Robert N. Goldman, Tyrone F. Pike, Roger W. Roberts, John W. White and Marvin W. Adams.

         (2) The Company's stockholders did not approve the proposal of the 2001 Director and Officer Stock Option and Incentive Plan. With respect to such matter, the votes were cast as follows: 33,005,213 shares voted for the proposal, 65,712,918 shares voted against the proposal, 795,322 shares were withheld from the voting on the proposal, and 53,465,168 shares did not vote with respect to the proposal.

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  There are no exhibits to be filed with this report.

     (b) There were no reports on Form 8-K filed by the Company during the second quarter of 2001.

                                    SIGNATURE

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of August 2001.

                     CITRIX SYSTEMS, INC.

                     By:     /s/ JOHN P. CUNNINGHAM
                          ----------------------------------
                         John P. Cunningham
                         Chief Financial Officer and Senior Vice-President
                         of Finance and Operations, Treasurer and
                         Assistant Secretary
                         (Authorized Officer and Principal Financial Officer)