Form 10-Q
period 2001-09-30
CITRIX SYSTEMS INC
filed 2001-11-14
CIK 877890

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                For the quarterly period ended September 30, 2001

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

      As of November 5, 2001 there were 187,717,774 shares of the registrant's Common Stock, $.001 par value per share, outstanding.

================================================================================

                              CITRIX SYSTEMS, INC.

                                    FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                    CONTENTS

                                                                                                                  Page
                                                                                                                 Number
          PART I: FINANCIAL INFORMATION

          Item 1.  Condensed Consolidated Financial Statements (Unaudited)

                   Condensed Consolidated Balance Sheets:
                        September 30, 2001 and December 31, 2000                                                    3

                   Condensed Consolidated  Statements of Income:
                        Three Months and Nine Months ended September 30, 2001 and 2000                              5

                   Condensed Consolidated Statements of Cash Flows:
                        Nine Months ended September 30, 2001 and 2000                                               6

                   Notes to Condensed Consolidated Financial Statements                                             7

          Item 2.  Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                                                         17

          Item 3.  Quantitative & Qualitative Disclosures about Market Risk                                        34

          PART II:  OTHER INFORMATION

          Item 1.  Legal Proceedings                                                                               34

          Item 6. Exhibits and Reports on Form 8-K                                                                 34

          Signature                                                                                                35

                          PART I: FINANCIAL INFORMATION

               ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              CITRIX SYSTEMS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                  SEPTEMBER 30,      DECEMBER 31,
                                                                                      2001              2000
                                                                                   ----------------------------
                                                                                          (IN THOUSANDS)
         ASSETS
         Current assets:
           Cash and cash equivalents ......................................        $  162,225        $  375,025
           Short-term investments .........................................            53,680            91,612
           Accounts receivable, net of allowances of $13,976 and $10,601 at
              September 30, 2001 and December 31, 2000, respectively ......            79,203            37,299
           Inventories ....................................................             3,733             4,622
           Prepaid taxes ..................................................             5,986            26,715
           Other prepaid and current assets ...............................            18,335            11,493
           Current portion of deferred tax assets .........................            29,969            39,965
                                                                                   ----------        ----------
              Total current assets ........................................           353,131           586,731

         Long-term investments ............................................           534,201           382,524
         Property and equipment, net ......................................            79,682            55,559
         Intangible assets, net ...........................................           196,390            52,339
         Long-term portion of deferred tax assets .........................            18,984            18,977
         Other assets, net ................................................            29,546            16,443
                                                                                   ----------        ----------
                                                                                   $1,211,934        $1,112,573
                                                                                   ==========        ==========


         Continued

                              CITRIX SYSTEMS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                                     SEPTEMBER 30,       DECEMBER 31,
                                                                                        2001                2000
                                                                                    -------------------------------
                                                                                    (IN THOUSANDS, EXCEPT PAR VALUE)
         LIABILITIES AND STOCKHOLDERS' EQUITY
         Current liabilities:
           Accounts payable and accrued expenses ...........................        $    98,989         $    78,739
           Current portion of deferred revenues ............................             88,820              80,648
                                                                                    -----------         -----------
         Total current liabilities .........................................            187,809             159,387

         Long-term portion of deferred revenues ............................              5,230              14,082
         Convertible subordinated debentures ...............................            343,570             330,497

         Commitments and contingencies

         Put warrants ......................................................             19,284              15,732

         Stockholders' equity:
           Preferred stock at $.01 par value: 5,000 shares authorized, none
              issued and outstanding........................................                 --                  --
           Common stock at $.001 par value: 1,000,000 shares authorized;
              195,524 and 187,872 issued at September 30, 2001 and
              December 31, 2000, respectively...............................                196                 188
           Additional paid-in capital ......................................            471,325             351,053
           Retained earnings ...............................................            400,236             320,617
           Accumulated other comprehensive income (loss) ...................               (740)             (2,943)
                                                                                    -----------         -----------
                                                                                        871,017             668,915
           Less -- common stock in treasury, at cost (8,874 and 3,817 shares
                  at September 30, 2001 and December 31, 2000, respectively)           (214,976)            (76,040)
                                                                                    -----------         -----------
              Total stockholders' equity ...................................            656,041             592,875
                                                                                    -----------         -----------
                                                                                    $ 1,211,934         $ 1,112,573
                                                                                    ===========         ===========

           See accompanying notes.

                              CITRIX SYSTEMS, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                   THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                 SEPTEMBER 30,
                                                                ------------------------      ------------------------
                                                                   2001           2000           2001           2000
                                                                ---------      ---------      ---------      ---------
                                                                    (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
         Revenues:
             Revenues .....................................     $ 143,486      $ 103,482      $ 403,759      $ 317,202
             Other revenues ...............................        10,009         10,009         29,822         29,890
                                                                ---------      ---------      ---------      ---------
                  Total net revenues ......................       153,495        113,491        433,581        347,092

         Cost of revenues (excluding amortization presented
            separately below) .............................         7,573          8,854         22,107         22,387
                                                                ---------      ---------      ---------      ---------
         Gross margin .....................................       145,922        104,637        411,474        324,705
         Operating expenses:
            Research and development ......................        16,899         12,532         51,223         36,945
            Sales, marketing and support ..................        59,067         43,999        165,318        130,613
            General and administrative ....................        22,677         14,305         59,753         43,173
            Amortization of intangible assets .............        14,895          7,890         33,428         22,550
            In-process research and development ...........            --             --          2,580             --
                                                                ---------      ---------      ---------      ---------
                Total operating expenses ..................       113,538         78,726        312,302        233,281
                                                                ---------      ---------      ---------      ---------
         Income from operations ...........................        32,384         25,911         99,172         91,424
         Interest income ..................................         9,757          9,885         34,114         28,677
         Interest expense .................................        (6,400)        (4,281)       (15,354)       (12,665)
         Other income (expense), net ......................         4,534           (634)        (2,542)          (100)
                                                                ---------      ---------      ---------      ---------
         Income before income taxes .......................        40,275         30,881        115,390        107,336
         Income taxes .....................................        12,485          9,264         35,771         32,201
                                                                ---------      ---------      ---------      ---------
         Net income .......................................     $  27,790      $  21,617      $  79,619      $  75,135
                                                                =========      =========      =========      =========
         Earnings per common share:
            Basic earnings per share ......................     $    0.15      $    0.12      $    0.43      $    0.41
                                                                =========      =========      =========      =========
            Weighted average shares outstanding ...........       186,308        185,627        185,215        184,749
                                                                =========      =========      =========      =========
         Earnings per common share--assuming dilution:
            Diluted earnings per share ....................     $    0.14      $    0.11      $    0.41      $    0.37
                                                                =========      =========      =========      =========
            Weighted average shares outstanding ...........       196,835        192,879        195,648        201,536
                                                                =========      =========      =========      =========

         See accompanying notes.

                              CITRIX SYSTEMS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                NINE MONTHS ENDED
                                                                                                  SEPTEMBER 30,
                                                                                             ------------------------
                                                                                                2001           2000
                                                                                             ---------      ---------
                                                                                                  (IN THOUSANDS)
         OPERATING ACTIVITIES
         Net income ....................................................................     $  79,619      $  75,135
         Adjustments to reconcile net income to net cash provided by operating activities:
            Amortization of intangible assets ..........................................        33,428         22,550
            Depreciation and amortization of property and equipment ....................        20,831         13,795
            Other-than-temporary decline in market value of investments ................         7,688             --
            In-process research and development ........................................         2,580             --
            Provision for doubtful accounts ............................................         2,367          1,167
            Provision for product returns ..............................................        18,965         20,377
            Provision for inventory reserves ...........................................         1,901          7,028
            Tax benefit related to the exercise of non-statutory stock options and
                disqualifying dispositions of incentive stock options ..................        22,532         72,026
            Accretion of original issue discount and amortization of financing
                cost ...................................................................        13,302         12,560
            Changes in operating assets and liabilities, net of effects of acquisitions:
                Accounts receivable ....................................................       (60,850)       (17,721)
                Inventories ............................................................        (1,012)        (4,343)
                Prepaid expenses and other current assets ..............................        17,224        (35,335)
                Other assets ...........................................................       (13,332)          (251)
                Deferred tax assets ....................................................        11,723         11,382
                Accounts payable and accrued expenses ..................................         6,158         11,437
                Deferred revenues ......................................................          (785)       (20,025)
                Income taxes payable ...................................................         4,890         (5,742)
                                                                                             ---------      ---------
         Net cash provided by operating activities .....................................       167,229        164,040

         INVESTING ACTIVITIES
         Purchases of investments ......................................................      (520,760)      (153,198)
         Proceeds from sales and maturities of investments .............................       401,964        220,892
         Cash paid for acquisitions, net of cash acquired ..............................      (183,733)       (30,102)
         Purchases of property and equipment ...........................................       (39,857)       (31,106)
                                                                                             ---------      ---------
         Net cash (used in) provided by investing activities ...........................      (342,386)         6,486

         FINANCING ACTIVITIES
         Net proceeds from issuance of common stock ....................................       106,299         57,727
         Cash paid under stock repurchase programs .....................................      (151,462)      (121,901)
         Proceeds from sale of put warrants ............................................         7,528             --
         Other .........................................................................            (8)           (60)
                                                                                             ---------      ---------
         Net cash used in financing activities .........................................       (37,643)       (64,234)
                                                                                             ---------      ---------

         Change in cash and cash equivalents ...........................................      (212,800)       106,292
         Cash and cash equivalents at beginning of period ..............................       375,025        216,116
                                                                                             ---------      ---------
         Cash and cash equivalents at end of period ....................................     $ 162,225      $ 322,408
                                                                                             =========      =========

         See accompanying notes.

                              CITRIX SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2001

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

     INVESTMENTS

     The Company invests in marketable equity and corporate debt securities that are classified as either held-to-maturity or available-for-sale. The Company also makes strategic equity investments that are accounted for under the cost method. The Company does not recognize changes in the fair value of these investments in earnings unless a decline in the fair value of the investments is considered other than temporary. For the three and nine months ended September 30, 2001, the Company recorded $1.5 and $7.7 million, respectively, in investment write-downs, which are included in other income (expense), net on the condensed consolidated statements of income.

     In order to preserve the overall credit quality and rebalance the short- and long-term maturity of its available-for-sale investment portfolio, the Company sold corporate securities investments in September 2001 and purchased higher credit quality corporate securities with differing maturities. The sale of securities resulted in a realized gain of approximately $8.0 million for the three months ended September 30, 2001, which is included in other income (expense) on the accompanying statements of income. Amounts included in accumulated other comprehensive income
     (loss) in prior periods were reclassified to earnings using the specific identification method.

     REVENUE RECOGNITION

     Revenue is recognized when earned. The Company's revenue recognition policies are in compliance with the American Institute of Certified Public Accountants Statement of Position ("SOP") 97-2 (as amended by SOP 98-4 and SOP 98-9) and related interpretations, SOFTWARE REVENUE RECOGNITION. Product revenues are recognized upon shipment of the software product only if no significant Company obligations remain, the fee is fixed or determinable, and collection of the resulting receivable is deemed probable. Revenue from packaged product sales to distributors and resellers is recorded when related products are shipped. The Company also distributes software through electronic licensing. These revenues are recognized when the customer is provided with the activation keys that allow the customer to take immediate possession of the software pursuant to an executed agreement and purchase order. In software arrangements that include rights to multiple software products, post-contract customer support ("PCS"), and/or other services, the Company allocates the total arrangement fee among each deliverable based on the relative fair value of each of the deliverables determined based on vendor-specific objective evidence ("VSOE"). The Company sells software and PCS separately and VSOE is determined by the price charged when each element is sold separately. Product returns and sales allowances, including stock rotations, are estimated, based on an analysis of historical experience, and provided for at the time of sale. Non-recurring engineering fees are recognized ratably as the work is performed. Revenues from training and consulting are recognized when the services are performed. Service and subscription revenues from customer maintenance fees for ongoing customer support and product updates and upgrades are based on the price charged or derived value of the undelivered elements and are recognized ratably over the term of the contract, which is typically 12-24 months. Service revenues are included in net revenues on the face of the condensed consolidated statements of income.

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

     The following table sets forth the computation of basic and diluted earnings per share:

                                                  THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                                  --------------------------------    -------------------------------
                                                      2001              2000              2001              2000
                                                    --------          --------          --------          --------
                                                            (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
         Numerator:
           Net income .........................     $ 27,790          $ 21,617          $ 79,619          $ 75,135
                                                    ========          ========          ========          ========
         Denominator:
           Denominator for basic earnings per
                share - weighted-average shares      186,308           185,627           185,215           184,749
           Effect of dilutive securities:
                Put warrants ..................           76                --               198                --
                Employee stock options ........       10,451             7,252            10,235            16,787
                                                    --------          --------          --------          --------
           Dilutive potential common shares ...       10,527             7,252            10,433            16,787
                                                    --------          --------          --------          --------
           Denominator for diluted earnings per
                share - weighted-average shares      196,835           192,879           195,648           201,536
                                                    ========          ========          ========          ========

         Basic earnings per share .............     $   0.15          $   0.12          $   0.43          $   0.41
                                                    ========          ========          ========          ========
         Diluted earnings per share ...........     $   0.14          $   0.11          $   0.41          $   0.37
                                                    ========          ========          ========          ========


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

     In February 2000, the Company acquired all of the operating assets of the Innovex Group, Inc. ("Innovex") for approximately $47.8 million, of which $28.7 million, excluding $275,000 in transaction costs, was paid at the closing date, and the balance payable in equal installments 18 and 24 months after the closing date, contingent on future events, as set forth in the acquisition agreement. In August 2001, the Company made a contingent payment of approximately $10.5 million, of which $8.1 million was recorded as additional purchase price to be amortized over the remaining life of the intangible assets acquired. The remaining payment is due in February 2002.

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

     The Company tracks revenue by geography and product category but does not track expenses or identifiable assets on a product category basis. The Company does not engage in intercompany transfers between segments. The Company's management evaluates performance based primarily on revenues in the geographic locations in which the Company operates. Segment profit for each segment includes cost of goods sold and operating expenses directly attributable to the segment and excludes certain expenses that are managed outside the reportable segments. Costs excluded from segment profit primarily consist of research and development costs, amortization of intangible assets, interest, corporate expenses, income taxes, and non-recurring charges for purchased in-process technology. Corporate expenses are comprised primarily of corporate marketing costs, operations and other corporate general and administrative expenses which are separately managed. Accounting policies of the segments are the same as the Company's consolidated accounting policies.

     During 1999 and 2000, wholly-owned subsidiaries were formed in various locations within Europe, the Middle East and Africa ("EMEA") and Asia Pacific, respectively. These subsidiaries are responsible for sales and distribution of the Company's products. Prior to this change, sales in these geographic segments were classified as export sales from the Americas segment. For purposes of the presentation of segment information, the sales previously reported as Americas export sales have been reclassified to the geographical segments where the sale was made for each of the periods presented.

     Net revenues and segment profit, classified by the major geographic areas in which the Company operates, are as follows:

                                                             THREE MONTHS ENDED SEPTEMBER 30,      NINE MONTHS ENDED SEPTEMBER 30,
                                                             --------------------------------      -------------------------------
                                                                 2001               2000               2001               2000
                                                              ---------          ---------          ---------          ---------
                                                                                        (IN THOUSANDS)
         Net revenues:
                  Americas (1) ..........................     $  75,432          $  64,128          $ 212,924          $ 184,391
                  EMEA ..................................        53,955             32,677            156,503            114,885
                  Asia Pacific ..........................        14,099              6,677             34,332             17,926
                  Other (2) .............................        10,009             10,009             29,822             29,890
                                                              ---------          ---------          ---------          ---------
                  Consolidated ..........................     $ 153,495          $ 113,491          $ 433,581          $ 347,092
                                                              =========          =========          =========          =========

         Segment profit:
                  Americas (1) ..........................     $  39,984          $  37,365          $ 120,110          $ 110,862
                  EMEA ..................................        34,418             20,510             98,766             74,909
                  Asia Pacific ..........................         8,084                214             18,054              2,783
                  Other (2) .............................        10,009             10,009             29,822             29,890
                  Unallocated expenses (3):
                      Amortization of intangibles .......       (14,895)            (7,890)           (33,428)           (22,550)
                      In process research and development            --                 --             (2,580)                --
                      Research and development...........       (16,899)           (12,532)           (51,223)           (36,945)
                      Net interest ......................         7,891              4,970             16,218             15,913
                      Other corporate expenses ..........       (28,317)           (21,765)           (80,349)           (67,526)
                                                              ---------          ---------          ---------          ---------
                 Consolidated income before income taxes      $  40,275          $  30,881          $ 115,390          $ 107,336
                                                              =========          =========          =========          =========

     (1) The Americas segment is comprised of the United States, Canada and Latin America.

     (2)  Represents royalty fees in connection with the Development Agreement.

     (3) Represents expenses presented to management on a consolidated basis only and not allocated to the geographic operating segments.

     Additional information regarding revenue by products and services groups is as follows:

                                               THREE MONTHS ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
                                               --------------------------------     -------------------------------
                                                   2001              2000              2001              2000
                                                 --------          --------          --------          --------
                                                                         (IN THOUSANDS)
         Revenue:
              License Revenue .............      $132,497          $ 95,894          $373,017          $295,346
              Services Revenue ............        10,989             7,588            30,742            21,856
              Royalty Revenue .............        10,009            10,009            29,822            29,890
                                                 --------          --------          --------          --------
              Net Revenues ................      $153,495          $113,491          $433,581          $347,092
                                                 ========          ========          ========          ========

      6.      DERIVATIVE FINANCIAL INSTRUMENTS

      On January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, and its corresponding amendments under SFAS No. 138. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, hedging activities, and exposure definition. SFAS No. 133 requires the Company to record all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Derivatives not designated as hedging instruments must be adjusted to fair value through earnings in the current period. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The application of the provisions of SFAS No. 133 may impact the volatility of other income and other comprehensive income.

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

      The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes attributing all derivatives that are designated as cash flow hedges to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the inception of the hedge and on an ongoing basis, whether each derivative is highly effective in offsetting changes in cash flows of the hedged item. Fluctuations in the value of the derivative instruments are generally offset by changes in the cash flows being hedged; however, if it is determined that a derivative is not highly effective as a hedge or if a derivative ceases to be a highly effective hedge, the Company will discontinue hedge accounting prospectively for the affected derivative. The Company does not use derivative financial instruments for speculative or trading purposes.

      A substantial portion of the Company's anticipated overseas expense and capital purchasing activities are transacted in local currencies. To protect against reductions in value and the volatility of future cash flows caused by changes in currency exchange rates, the Company has established a hedging program. The Company uses forward foreign exchange contracts and purchase currency options to reduce a portion of its exposure to these potential changes. The terms of such instruments, and the hedging transactions to which they relate, generally do not exceed 12 months. Principal currencies hedged are British Pounds Sterling, Euros, Swiss Francs, and Australian Dollars. The Company may choose not to hedge certain foreign exchange transaction exposures due to immateriality, prohibitive economic cost of hedging particular exposures, and availability of appropriate hedging instruments.

      In connection with the efforts to manage the credit quality and maturities of its available-for-sale investment portfolio, during the third quarter of 2001 the Company terminated a forward bond purchase agreement previously designated as a hedge of forecasted purchases of corporate security investments. As a result, the Company recorded a realized gain of $1.4 million, which is included in other income (expense) on the 2001 condensed consolidated statements of income.

      In accordance with SFAS No. 133, hedges related to anticipated or forecasted transactions are designated and documented at hedge inception as cash flow hedges and evaluated for hedge effectiveness quarterly. The effective portions of the net gains or losses on forward contracts and currency options are reported as components of other comprehensive income in stockholders' equity and reclassified into earnings during the period in which the hedged transactions affect earnings. Any residual changes in fair value of the instruments, including ineffectiveness or time value of the option contracts, are recognized in current earnings in interest and other income.

      There was no transition adjustment impact recorded in earnings or accumulated other comprehensive income as a result of recognizing derivatives designated as cash flow hedging instruments at fair value. For the three and nine months ended September 30, 2001, the Company recorded net losses in operating expenses of approximately $955,000 and $1,688,000, respectively, representing the effective net loss on derivative instruments that settled in the respective periods. The hedge ineffectiveness and changes in the time value of option contracts on existing derivative instruments for the three and nine months ended September 30, 2001, was not material. In addition, there were no gains or losses resulting from the discontinuance of cash flow hedges, as all originally forecasted transactions are expected to occur. As of September 30, 2001, the Company recorded $0.5 million of derivative assets and $0.9 million of derivative liabilities, representing the fair values of the Company's outstanding derivative instruments.

      DERIVATIVE ACTIVITY IN ACCUMULATED OTHER COMPREHENSIVE INCOME

      As of September 30, 2001, the Company had a net deferred loss associated with cash flow hedges of approximately $0.4 million, net of taxes, all of which are expected to be reclassified to earnings by the end of the current year. The following table summarizes activity in other comprehensive income ("OCI") related to derivatives, net of taxes, during the three and nine months ended September 30, 2001:


                                                              THREE MONTHS ENDED     NINE MONTHS ENDED
                                                              SEPTEMBER 30, 2001     SEPTEMBER 30, 2001
                                                              ------------------     ------------------
                                                                           (IN THOUSANDS)
     Cumulative effect of adopting SFAS No. 133 ......                $ --                 $  --
     Changes in fair value of derivatives ............                 365                  (308)
     Losses (gains) reclassified from OCI ............                 328                  (128)
                                                                      ----                 -----
          Change in unrealized derivative loss .......                $693                 $(436)
                                                                      ====                 =====

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

                                                                THREE MONTHS ENDED SEPTEMBER 30,  NINE MONTHS ENDED SEPTEMBER 30,
                                                                --------------------------------  -------------------------------
                                                                      2001             2000             2001             2000
                                                                    -------          -------          -------          -------
                                                                                          (IN THOUSANDS)

     Net income ...........................................         $27,790          $21,617          $79,619          $75,135
     Other comprehensive income:
        Change in unrealized gain (loss) on
             available-for-sale securities ................          (3,218)          (4,730)           2,639              182
        Change in unrealized loss on derivative instruments             693               --             (436)              --
                                                                    -------          -------          -------          -------
     Comprehensive income .................................         $25,265          $16,887          $81,822          $75,317
                                                                    =======          =======          =======          =======

     The components of accumulated other comprehensive income, net of tax, are as follows:

                                                      SEPTEMBER 30, 2001    DECEMBER 31, 2000
                                                      ------------------    -----------------
                                                                  (IN THOUSANDS)
     Unrealized loss on investments ..............         $(304)                $(2,943)
     Unrealized loss on derivative instruments ...          (436)                     --
                                                           -----                 -------
     Accumulated other comprehensive income (loss)         $(740)                $(2,943)
                                                           =====                 =======

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

     9.   OTHER REVENUES

      In May 1997, the Company entered into the Development Agreement with Microsoft, which provides for the licensing of certain of the Company's multi-user software enhancements and for the cooperation between the parties for the development of certain future software. At the time of the agreement, Microsoft held in excess of 5% of the Company's outstanding common stock and also had a representative on the Company's Board of Directors. Microsoft is no longer a significant stockholder and no longer has Board representation. Amounts arising from the Development Agreement are designated as other revenue. Development costs incurred in connection with the Development Agreement are immaterial and are expensed as incurred in cost of revenues. Deferred revenue at September 30, 2001 and December 31, 2000 includes $24.1 million and $53.9 million, respectively, related to this agreement which is being recognized ratably over the five year term of the Development Agreement, which began in May 1997.

     10.  STOCK REPURCHASE PROGRAMS

      On April 15, 1999, the Board of Directors approved a stock repurchase program authorizing the repurchase of up to $200 million of the Company's Common Stock. On April 26, 2001, the Board of Directors increased the scope of the repurchase program by authorizing the Company to repurchase up to $400 million of the Company's Common Stock (inclusive of the $200 million approved in April 1999). Purchases will be made from time to time in the open market and paid out of general corporate funds. During the nine months ended September 30, 2001, the Company purchased 2,436,000 shares of outstanding Common Stock on the open market at a total cost of $74.6 million. These shares have been recorded as treasury stock.

      On August 8, 2000, the Company entered into an agreement, as amended, with a counterparty in a private transaction to purchase up to approximately
      4.8 million shares of the Company's Common Stock at various times through the third quarter of 2002. Pursuant to the terms of the agreement, $100 million was paid to the counterparty in the third quarter of 2000. The ultimate number of shares repurchased will depend on market conditions. During the nine months ended September 30, 2001, the Company received 1,731,000 shares under this agreement at a total cost of $37.5 million. These shares have been recorded as treasury stock. In September 2001, the Company entered into a second agreement with the same counterparty in a private transaction to purchase up to approximately 2.5 million shares of the Company's Common Stock at various times from January 2002 through December 2003. Pursuant to the terms of the agreement, $50 million was paid to the counterparty in the third quarter of 2001. The ultimate number of shares repurchased will depend on market conditions.

      In connection with the Company's stock repurchase program, in October 2000, the Board of Directors approved a program authorizing the Company to sell put warrants that entitle the holder of each warrant to sell to the Company, generally by physical delivery, one share of the Company's Common Stock at a specified price. During the nine months ended September 30, 2001, the Company sold 1,890,000 put warrants at an average strike price of $32.55 and received premium proceeds of $7.5 million. In the first nine months of 2001, the Company paid $26.9 million for the purchase of 890,000 shares upon the exercise of outstanding put warrants, while 1,000,000 put warrants expired unexercised. The common shares purchased upon exercise of these put warrants have been recorded as treasury stock. As of September 30, 2001, 1,300,000 put warrants were outstanding, expiring on various dates from October through December 2001, with exercise prices ranging from $30.84 to $35.96. As of September 30, 2001, the Company has a total potential repurchase obligation of approximately $42.7 million associated with the outstanding put warrants, of which $19.3 million is classified as a put warrants obligation on the condensed consolidated balance sheets. The remaining $23.4 million of outstanding put warrants permit a net-share settlement at the Company's option and do not result in a put warrant obligation on the balance sheet. The outstanding put warrants classified as a put warrants obligation on the condensed consolidated balance sheets will be reclassified to stockholders' equity when the warrant is exercised or expires. Under the terms of the put warrant agreements, the Company must maintain certain levels of cash and investments balances. As of September 30, 2001, the Company has approximately $250.1 million of cash and investments in excess of those required levels.

     11.  LEGAL PROCEEDINGS

      In June 2000, the Company and certain of its officers and directors were named as defendants in several securities class action lawsuits filed in the United States District Court for the Southern District of Florida on behalf of purchasers of the Company's Common Stock during the period October 20, 1999 to June 9, 2000 (the "Class Period"). These actions were consolidated as In Re Citrix Systems, Inc. Securities Litigation. The lawsuits allege that, during the Class Period, the defendants made misstatements to the investing public about the Company's financial condition and prospects. In September 2001, the Court granted the Company's motion to dismiss the complaint without prejudice. The plaintiffs were given until October 22, 2001 to file an amended complaint. The plaintiffs chose not to file an amended complaint and the court dismissed the action with prejudice on October 30, 2001.

      In September 2000, a stockholder filed a claim in the Court of Chancery of the State of Delaware against the Company and nine of its officers and directors alleging breach of fiduciary duty by failing to disclose all material information concerning the Company's financial condition at the time of the proxy solicitation. The complaint sought unspecified damages. In January 2001, a portion of the action was stayed by the court and later dismissed by the plaintiff without prejudice to refiling the action at a later date. In February 2001, the plaintiff filed a motion with the court for award of attorney's fees and litigation costs in the amount of $2,000,000 and $60,000, respectively. In September 2001, the court awarded plaintiff $140,000 and $8,250, respectively.

     12.  RECLASSIFICATION

      Certain reclassifications have been made for consistent presentation.

     13.  RECENT ACCOUNTING PRONOUNCEMENTS

      In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, BUSINESS COMBINATIONS. SFAS No. 141 eliminates the use of the pooling of interests method for all business combinations initiated after June 30, 2001. SFAS No. 141 also provides new criteria to determine whether an acquired intangible asset should be recognized separately from goodwill, and requires expanded disclosure requirements. All business combinations completed after June 30, 2001 will be subject to the provisions of the statement. The Company adopted SFAS No. 141 in the third quarter of 2001, and the impact was not material to its consolidated financial statements.

      In July 2001, the FASB issued SFAS No. 142, GOODWILL AND INTANGIBLE ASSETS. SFAS No. 142 eliminates amortization of goodwill, and requires an impairment-only model to recording the value of goodwill. SFAS No. 142 requires that impairment be tested at least annually at the reporting unit level, using a two-step impairment test. The first step determines if goodwill is impaired by comparing the fair value of the reporting unit as a whole to the book value. If a deficiency exists, the second step measures the amount of the impairment loss as the difference between the implied fair value of goodwill and its carrying amount. Other purchased intangibles with indefinite economic lives are required to be tested for impairment annually using a lower of cost or fair value approach. Intangible assets with estimable useful lives are required to be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS Statement No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. The provisions of the statement will be effective for fiscal years beginning after December 15, 2001. Upon adoption, goodwill related to acquisitions completed before the date of adoption would be subject to the provisions of the statement. Amortization of the remaining book value of goodwill would cease and the new impairment-only approach would apply. Impairment charges within the first six months of adoption would be reported as a cumulative effect of a change in accounting principle in the income statement.

      Impairment charges thereafter would be reported in operating income. The Company plans to adopt SFAS No. 142 in the first quarter of 2002.

      As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $145.0 million and unamortized identified intangibles with estimable useful lives in the amount of $36.1 million, all of which will be subject to the provisions of Statements 141 and 142. In the first quarter of adoption, the Company expects a pre-tax reduction in amortization expense of approximately $11 million. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate whether the Company will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      OVERVIEW

           The Company develops, markets, sells and supports comprehensive delivery and management software that enables effective and efficient deployment and management of enterprise applications, including those designed for Microsoft Windows(R) operating systems and UNIX(R) operating systems. The Company's largest source of revenue consists of the MetaFrame(R) products and related options. The MetaFrame products, which began shipping in the second quarter of 1998, permit organizations to deploy and manage applications without regard to location, network connection or type of client hardware platforms.

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

           The Company's revenue recognition policies are in compliance with the American Institute of Certified Public Accountants Statement of Position ("SOP") 97-2 (as amended by SOP 98-4 and SOP 98-9) and related interpretations, SOFTWARE REVENUE RECOGNITION as described in Note 2 of the Notes to Condensed Consolidated Financial Statements included in this report.

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


                                                                                                 INCREASE/(DECREASE) FOR THE
                                                                                            ---------------------------------------
                                                                                               THREE MONTHS          NINE MONTHS
                                                   THREE MONTHS ENDED    NINE MONTHS ENDED         ENDED                ENDED
                                                      SEPTEMBER 30,        SEPTEMBER 30,    SEPTEMBER 30, 2001   SEPTEMBER 30, 2001
                                                     --------------        --------------             VS.                VS.
                                                     2001     2000         2001     2000    SEPTEMBER 30, 2000   SEPTEMBER 30, 2000
                                                     -----    -----        -----    -----   ------------------   ------------------

     Net revenues ............................       100.0%   100.0%       100.0%   100.0%          35.2%               24.9%
     Cost of revenues (excluding amortization
        presented separately below) ..........         4.9      7.8          5.1      6.5          (14.5)               (1.3)
                                                     -----    -----        -----    -----
     Gross margin ............................        95.1     92.2         94.9     93.5           39.5                26.7
     Operating expenses:
        Research and development .............        11.0     11.0         11.8     10.6           34.8                38.6
        Sales, marketing and support .........        38.5     38.8         38.1     37.6           34.2                26.6
        General and administrative ...........        14.8     12.6         13.8     12.5           58.5                38.4
        Amortization of intangible assets ....         9.7      7.0          7.7      6.5           88.8                48.2
        In-process research and
          development ........................          --       --          0.6       --             *                   *
                                                     -----    -----        -----    -----
          Total operating expenses ...........        74.0     69.4         72.0     67.2           44.2                33.9
                                                     -----    -----        -----    -----
     Income from operations ..................        21.1     22.8         22.9     26.3           25.0                 8.5
     Interest income .........................         6.4      8.7          7.9      8.2           (1.3)               19.0
     Interest expense ........................        (4.2)    (3.7)        (3.5)    (3.6)          49.5                21.2
     Other income (expense), net .............         2.9     (0.6)        (0.6)      --             *                   *
                                                     -----    -----        -----    -----
     Income before income taxes ..............        26.2     27.2         26.7     30.9           30.4                 7.5
     Income taxes ............................         8.1      8.2          8.3      9.3           34.8                11.1
                                                     -----    -----        -----    -----
     Net income ..............................        18.1%    19.0%        18.4%    21.6%          28.6%               (6.0)%
                                                     =====    =====        =====    =====

      * Not meaningful.

          Net Revenues. Previously, the Company presented revenues in the following five categories: Application Servers, Management Products, Computing Appliances Products, Microsoft Royalties and Services and Other Revenue. Application Servers revenue primarily represented fees related to the licensing of the Company's MetaFrame products, subscriptions for product support, updates and upgrades and additional user licenses. Management Products consisted of Load Balancing Services, Resource Management Services and other options. Computing Appliances Products revenue consisted of license fees and royalties from OEMs who are granted a license to incorporate and/or market the Company's multi-user technologies in their own product offerings. Microsoft Royalties represented fees recognized in connection with the Development Agreement. Services and Other Revenue consisted primarily of customer support, as well as consulting in the delivery of implementation services and systems integration solutions.

         Some of the management capabilities such as Load Balancing Services and Resource Management Services, traditionally included in Management Products, have been bundled into the MetaFrame XP products introduced in the first quarter of 2001. As a result, the Company has reclassified net revenues into the following three categories as presented below: License Revenue, Services Revenue, and Royalty Revenue. License Revenue primarily represents fees related to the licensing of the Company's MetaFrame products, subscriptions for product support, updates and upgrades, additional user licenses, management options such as Load Balancing Services and Resource

     Management Services, and license fees from OEMs who are granted a license to incorporate and/or market the Company's multi-user technologies in their own product offerings. Services Revenue consists primarily of customer support and consulting in the delivery of implementation services and systems integration solutions. Royalty Revenue represents the fees recognized in connection with the Development Agreement.

         With respect to product mix, the increase in net revenues for the three and nine months ended September 30, 2001 compared to the three and nine months ended September 30, 2000 was primarily attributable to an increase in License Revenue resulting from an increase in the number of licenses sold of MetaFrame for Windows operating systems. The Company expects that License Revenues will continue to make up a large percentage of net revenues.

         An analysis of the Company's net revenues is presented below:


                                                                                           INCREASE FOR THE
                                                                              ----------------------------------------
                                                                                 THREE MONTHS           NINE MONTHS
                               THREE MONTHS ENDED       NINE MONTHS ENDED           ENDED                  ENDED
                                 SEPTEMBER 30,             SEPTEMBER 30,      SEPTEMBER 30, 2001    SEPTEMBER 30, 2001
                               ------------------       ------------------           VS.                    VS.
                               2001          2000       2001          2000    SEPTEMBER 30, 2000    SEPTEMBER 30, 2000
                               ----          ----       ----          ----    ------------------    ------------------

     License Revenue........    86%           84%        86%           85%          38%                    26%
     Services Revenue.......     7             7          7             6           45                     41
     Royalty Revenue........     7             9          7             9           --                     --
                               ---           ---        ---           ---
     Net Revenues...........   100%          100%       100%          100%          35%                    25%


      International and Geographic Segment Revenues. International revenues (sales outside of the United States) accounted for approximately 47% and 37% of net revenues for the three months ended September 30, 2001 and 2000, respectively, and approximately 48% and 40% of net revenues for the nine months ended September 30, 2001 and 2000, respectively. The increase in international revenues as a percentage of net revenues was primarily due to the Company's increased sales and marketing efforts and continued demand for the Company's products in Europe and Asia. For detailed information on international revenues, please refer to Note 5 to the Company's Condensed Consolidated Financial Statements appearing in this report.

         An analysis of geographic segment net revenue is presented below:


                                                                                              INCREASE FOR THE
                                                                                  ----------------------------------------
                                                                                     THREE MONTHS           NINE MONTHS
                           THREE MONTHS ENDED          NINE MONTHS ENDED                ENDED                  ENDED
                               SEPTEMBER 30,              SEPTEMBER 30,           SEPTEMBER 30, 2001    SEPTEMBER 30, 2001
                           ------------------          -----------------                  VS.                    VS.
                           2001          2000          2001         2000          SEPTEMBER 30, 2000    SEPTEMBER 30, 2000
                           ----          ----          ----         ----          ------------------    ------------------

     Americas (1).......    49%           56%           49%           53%                 18%                  15%
     EMEA...............    35            29            36            33                  65                   36
     Asia Pacific.......     9             6             8             5                 111                   92
     Other (2)..........     7             9             7             9                  --                   --
                           ---           ---           ---           ---
     Net Revenues.......   100%          100%          100%          100%                 35%                  25%

(1) The Americas segment is comprised of the United States, Canada and Latin America.
(2) Primarily represents royalty fees earned in connection with the Development Agreement.

         In terms of geographic segments, the increase in net revenues for the three and nine months ended September 30, 2001 compared to the same periods in 2000 was primarily due to the Company's increased sales and marketing efforts and continued demand for the Company's products across all geographic segments. Revenues have notably increased in the Asia Pacific segment, particularly due to increased market acceptance in Japan, and in the EMEA segment, particularly due to increased market acceptance in Europe. Revenue by geographic segment as a percentage of net revenues for the three and nine month periods ended September 30, 2001 compared to the same periods in 2000 reflects a decrease in the Americas as revenues in the EMEA and Asia Pacific segments have increased.

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

         Gross Margin. Gross margin as a percentage of net revenue increased for the three and nine months ended September 30, 2001 compared to the three and nine months ended September 30, 2000 primarily due to reserves for obsolete inventory recorded in the second and third quarters of 2000. The Company anticipates gross margin as a percentage of net revenues will remain relatively stable as compared with current levels.

         Research and Development Expenses. Research and development expenses consisted primarily of personnel-related costs. All development costs included in the research and development of software products and enhancements to existing products have been expensed as incurred except for certain intangible assets related to acquisitions described herein. The increase in research and development expenses for the three months ended September 30, 2001 as compared to the same period in the prior year resulted primarily from increased staffing, associated salaries and related expenses required to expand the Company's product lines. The increase in research and development expenses for the nine months ended September 30, 2001 as compared to the same period in the prior year was primarily due to increased staffing and associated costs, as well as costs incurred for third party software and external consultants and developers to expand and enhance the Company's product lines.

         Sales, Marketing and Support Expenses. The increase in sales, marketing and support expenses for the three and nine months ended September 30, 2001 resulted primarily from increased headcount levels and associated salaries, commissions and related expenses. The increase was also due to a higher level of marketing programs directed at customer and business partner acquisition and retention, and additional promotional activities related to specific products, such as MetaFrame XP introduced in February 2001.

         General and Administrative Expenses. The increase in general and administrative expenses for the three and nine months ended September 30, 2001 as compared to the comparable periods in 2000 resulted primarily from increased staff, associated salaries and related expenses necessary to support overall increases in the scope of the Company's operations. The increase was also due to a reallocation of certain overhead costs from other departments into certain general and administrative costs centers. Additionally, the increase for the nine months ended September 30, 2001 as compared to the comparable period in 2000 was due to an increase in legal fees relating to litigation matters and accounting fees.

          Amortization of Intangible Assets. The amortization of goodwill and identifiable intangible assets increased for the three and nine months ended September 30, 2001 as compared to the comparable periods in 2000 due to the acquisition of Sequoia in the second quarter of 2001, and payment of the first installment in August 2001 of the contingent payments associated with the Innovex acquisition, resulting in an additional $8.1 million of goodwill. As of September 30, 2001, the Company had net goodwill and identifiable intangible assets of $196.4 million with remaining useful lives of one to five years. The Company anticipates that amortization of goodwill and identifiable intangible assets will increase for the remainder of 2001 primarily due to the full quarter effect of the Innovex contingent payment made in the third quarter of 2001 and as the Company continues to search for suitable acquisition candidates.

          In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, BUSINESS COMBINATIONS, and No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with these statements. Other intangibles will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $145.0 million and unamortized identified intangibles with estimable useful lives in the amount of $36.1 million, all of which will be subject to the provisions of Statements 141 and 142. In the first quarter of adoption, the Company expects a pre-tax reduction in amortization expense of approximately $11 million as a result of applying the nonamortization provisions of the statement. During 2002, the Company will complete the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle, or what the effect of these tests will be on the earnings and financial position of the Company.

         Interest Income. Interest income for the three months ended September 30, 2001 remained relatively flat while the nine months ended September 30, 2001 as compared to the same period in 2000 increased as the Company changed the composition of its investment portfolio in the fourth quarter of 2000 from tax-exempt and taxable to predominantly taxable securities. The Company may acquire or make investments in companies it believes are related to its strategic objectives. Such investments will reduce the Company's cash and/or investment balances and therefore may reduce interest income.

         Interest Expense. The increase in interest expense for the three and nine months ended September 30, 2001 as compared to the same periods in 2000 was primarily due to interest on contingent payments associated with the Innovex acquisition, as well as the accretion of the original issue discount related to the zero coupon convertible subordinated debentures.

          Other Income (Expense), Net. The increase in other income (expense), net for the three months ended September 30, 2001 compared to the same period in 2000 was primarily due to realized gains of $8.0 million associated with purchases and sales of available-for-sale securities and associated contracts, partially offset by a $1.5 million loss in the third quarter of 2001 resulting from an other-than-temporary decline in fair value of certain of the Company's equity investments. The decrease in other income (expense), net for the nine months ended September 30, 2001 compared to the same period in 2000 was primarily due to $7.7 million of losses recorded in the first nine months of 2001 resulting from other-than-temporary declines in fair value of certain of the Company's equity investments. The Company may acquire or make investments in companies it believes are related to its strategic objectives. The Company periodically evaluates the carrying value of its investments to determine if there has been any impairment of value that is other-than-temporary.

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

         The actual and estimated costs to complete and completion dates of the in-process and core technology acquired are as follows:

                                                                                                       VIEWSOFT
                                                                                                    --------------
                                                                                                    (IN THOUSANDS)
           Date acquired................................................................              July 1999
           Cost incurred to date........................................................                $5,900
           Estimated cost to complete...................................................                   310
                                                                                                        ------
           Total estimated project cost.................................................                $6,210
                                                                                                        ======
           Estimated cost to complete at date of valuation..............................                $  660
                                                                                                        ======

           Estimated completion date at date of valuation...............................            Fourth Quarter
                                                                                                       of 1999

           Estimated completion date....................................................            Third Quarter
                                                                                                       of 2002

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

      LIQUIDITY AND CAPITAL RESOURCES

         During the nine months ended September 30, 2001, the Company generated positive operating cash flows of $167.2 million, related primarily to net income of $79.6 million, adjusted for, among other things, tax benefits from the exercise of non-statutory stock options and disqualifying dispositions of incentive stock options of $22.5 million, non-cash charges including depreciation and amortization expense of $54.3 million, and provisions for product returns of $19.0 million primarily due to stock rotations. These cash inflows were partially offset by an aggregate decrease in cash flow from operating assets and liabilities of $36.0 million. Cash used in investing activities of $342.4 million related primarily to net cash paid for acquisitions, primarily Sequoia, of $183.7 million, the net purchase of investments of $118.8 million and the expenditure of $39.9 million for the purchase of property and buildings and costs associated with the Company's enterprise resource planning implementation. Cash used in financing activities of $37.6 million related to the expenditure of $151.5 million for stock repurchase programs, partially offset by the proceeds from the issuance of common stock under the Company's stock option plans of $106.3 million.

         As of September 30, 2001, the Company had $750.1 million in cash and investments, including $162.2 million in cash and cash equivalents, and $165.3 million of working capital. The Company's cash and cash equivalents are invested in investment grade, highly liquid securities to minimize interest rate risk and allow for flexibility in the event of immediate cash needs. The Company's short- and long-term investments consist primarily of corporate securities, government securities, commercial paper, and strategic equity investments. The Company's investments are classified as available for sale or as held-to-maturity, therefore, the Company does not recognize changes in the fair value of these investments in earnings unless a decline in the fair value of the investments is other than temporary.

          The Company regularly evaluates interest rate sensitivity as well as the scheduled maturity dates of its underlying cash and investments portfolio. From time-to-time, the Company may execute transactions to preserve the overall credit quality of its investments and to rebalance the short and long-term maturity of the overall portfolio to match planned sources and uses of such funds. To the extent that such transactions result in the liquidation of securities classified as available for sale, gains and losses will be reclassified from other comprehensive income
      (loss) and be realized in the period of such transaction.

         At September 30, 2001, the Company had approximately $79.2 million in accounts receivable, net of allowances, and $94.1 million of deferred revenues, of which the Company anticipates $88.8 million will be earned over the next twelve months.

         On April 15, 1999, the Board of Directors approved a stock repurchase program authorizing the repurchase of up to $200 million of the Company's Common Stock. On April 26, 2001, the Board of Directors increased the scope of the repurchase program by authorizing the Company to repurchase up to $400 million of the Company's Common Stock (inclusive of the $200 million approved in April 1999). Purchases will be made from time to time in the open market and paid out of general corporate funds. During the nine months ended September 30, 2001, the Company purchased 2,436,000 shares of outstanding Common Stock on the open market at an average price of $30.62 per share, for an aggregate cost of $74.6 million. These shares have been recorded as treasury stock.

          On August 8, 2000, the Company entered into an agreement, as amended, with a counterparty in a private transaction to purchase up to approximately 4.8 million shares of the Company's Common Stock at various times through the third quarter of 2002. Pursuant to the terms of the agreement, $100 million was paid to the counterparty in the third quarter of 2000. The ultimate number of shares repurchased will depend on market conditions. During the nine months ended September 30, 2001, the Company received 1,731,000 shares under this agreement at an average price of $21.65 per share, for an aggregate cost of $37.5 million. These shares have been recorded as treasury stock. In September 2001, the Company entered into a second agreement with the same counterparty in a private transaction to purchase up to approximately 2.5 million shares of the Company's Common Stock at various times from January 2002 through December 2003. Pursuant to the terms of the agreement, $50 million was paid to the counterparty in the third quarter of 2001. The ultimate number of shares repurchased will depend on market conditions.

         In connection with the Company's stock repurchase program, in October 2000, the Board of Directors approved a program authorizing the Company to sell put warrants that entitle the holder of each warrant to sell to the Company, generally by physical delivery, one share of the Company's Common Stock at a specified price. During the nine months ended September 30, 2001, the Company sold 1,890,000 put warrants at an average strike price of $32.55 and received premium proceeds of $7.5 million. In the first nine months of 2001, the Company paid $26.9 million for the purchase of 890,000 shares upon the exercise of outstanding put warrants, while 1,000,000 put warrants expired unexercised. The common shares purchased upon exercise of these put warrants have been recorded as treasury stock. As of September 30, 2001, 1,300,000 put warrants were outstanding, expiring on various dates from October through December 2001 with exercise prices ranging from $30.84 to $35.96. As of September 30, 2001, the Company has a total potential repurchase obligation of approximately $42.7 million associated with the outstanding put warrants. Under the terms of the put warrant agreements, the Company must maintain certain levels of cash and investments balances. As of September 30, 2001, the Company has approximately $250.1 million of cash and investments in excess of those required levels.

         In October 2000, the Board of Directors approved a program authorizing the Company to repurchase up to $25 million of the zero coupon convertible subordinated debentures in open market purchases. As of September 30, 2001, none of the Company's debentures had been repurchased under this program.

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

      Reliance Upon Strategic Relationship with Microsoft

         Microsoft is the leading provider of desktop operating systems. The Company depends upon the license of key technology from Microsoft, including certain source and object code licenses and technical support. The Company also depends upon its strategic alliance agreement with Microsoft pursuant to which the Company and Microsoft have agreed to cooperate to develop advanced operating systems and promote Windows application program interfaces. The Company's relationship with Microsoft is subject to the following risks and uncertainties, which individually, or in the aggregate, could cause a material adverse effect in the Company's business, results of operations and financial condition:

         - Competition with Microsoft. Microsoft Windows NT Server, Terminal Server Edition and Microsoft Windows 2000 (collectively, "Windows Server Operating Systems") are, and future product offerings by Microsoft may be, competitive with the Company's current MetaFrame products, and any future product offerings by the Company.

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

      New Products and Technological Change

         The markets for the Company's products are relatively new and are characterized by:

         - rapid technological change;

         - evolving industry standards;

         - changes in end-user requirements; and

         - frequent new product introductions and enhancements.

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

         - potential difficulties in completing projects associated with purchased in process research and development;

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

      ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The Company's market risks at September 30, 2001 are not significantly different from those discussed in "Part II, Item 7A - Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Also, refer to "Note 6
      - Derivative Financial Instruments," of this Form 10-Q for additional discussion regarding the Company's market risks, its accounting for derivatives, and the impact of adoption of SFAS No. 133.

                           PART II. OTHER INFORMATION

      ITEM 1.  LEGAL PROCEEDINGS

          In June 2000, the Company and certain of its officers and directors were named as defendants in several securities class action lawsuits filed in the United States District Court for the Southern District of Florida on behalf of purchasers of the Company's Common Stock during the period October 20, 1999 to June 9, 2000 (the "Class Period"). These actions were consolidated as In Re Citrix Systems, Inc. Securities Litigation. The lawsuits allege that, during the Class Period, the defendants made misstatements to the investing public about the Company's financial condition and prospects. In September 2001, the Court granted the Company's motion to dismiss the complaint without prejudice. The plaintiffs were given until October 22, 2001 to file an amended complaint. The plaintiffs chose not to file an amended complaint and the court dismissed the action with prejudice on October 30, 2001.

          In September 2000, a stockholder filed a claim in the Court of Chancery of the State of Delaware against the Company and nine of its officers and directors alleging breach of fiduciary duty by failing to disclose all material information concerning the Company's financial condition at the time of the proxy solicitation. The complaint sought unspecified damages. In January 2001, a portion of the action was stayed by the court and later dismissed by the plaintiff without prejudice to refiling the action at a later date. In February 2001, the plaintiff filed a motion with the court for award of attorney's fees and litigation costs in the amount of $2,000,000 and $60,000, respectively. In September 2001, the court awarded plaintiff $140,000 and $8,250, respectively.


      ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   There are no exhibits to be filed with this report.

      (b) There were no reports on Form 8-K filed by the Company during the third quarter of 2001.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 14 day of November, 2001.


                                CITRIX SYSTEMS, INC.

                                By:    /s/ JOHN P. CUNNINGHAM
                                   --------------------------------------
                                   John P. Cunningham
                                   Chief Financial Officer and Senior
                                   Vice-President of Finance and Operations,
                                   Treasurer and Assistant Secretary
                                   (Authorized Officer and
                                   Principal Financial Officer)