Form 10-K
period 2001-12-31
CITRIX SYSTEMS INC
filed 2002-03-27
CIK 877890

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

 (Mark One)
    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]



             FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001



                                   OR




    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]



             FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 0-27084
                             ---------------------
                              CITRIX SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      75-2275152
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)

         851 WEST CYPRESS CREEK ROAD                               33309
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of Common Stock held by non-affiliates of the registrant as of March 14, 2002 (based on the last reported sale price on The Nasdaq National Market as of such date) was $3,342,189,858. As of March 14, 2002 there were 182,834,163 shares of the registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The information required pursuant to Part III of this report is incorporated by reference from the Company's definitive proxy statement, relating to the annual meeting of stockholders to be held in May 2002, pursuant to Regulation 14A to be filed with the Securities and Exchange Commission.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ITEM 1.  BUSINESS

GENERAL

     Citrix Systems, Inc. ("Citrix" or the "Company"), a Delaware corporation founded on April 17, 1989, is a leading supplier of corporate application and information infrastructure software and services that enable the effective and efficient enterprise-wide deployment and management of applications and information, including those designed for Microsoft Windows(R) operating systems, UNIX(R) operating systems and for Web-based information systems. The Company's MetaFrame(R) products permit organizations to provide virtual access to Windows-based and UNIX applications without regard to location, network connection, or type of client hardware platforms. The Company also provides portal software and services that are designed to provide personalized, secure Web-based access to a wide variety of business information from any location, device or connection. The Company markets its products through multiple direct and indirect channels such as distributors, value-added resellers and original equipment manufacturers worldwide. The Company also promotes its products through strategic alliance agreements with a wide variety of industry partners, including Microsoft Corporation ("Microsoft").

THE BUSINESS NEED FOR VIRTUAL ACCESS TO INFORMATION

     Globalization, increased worker mobility and the expectation of "instant" results set by the Internet have made it vital for businesses to supply users with fast, simple, secure information access so they can work effectively from anywhere, on any type of device or network connection. However, enterprises face significant roadblocks to true virtual access, especially incompatibilities among computing platforms and infrastructures, applications and communications protocols. Demand has increased for systems that offer users a standard, consistent interface on any device, fast transmission of data over a variety of networks, and the ability to deliver applications and information securely to local and remote users over public networks, especially the Internet. Some of the challenges to true virtual access are:

     - Mixed Application Environments. Many businesses today use a mix of application platforms, making it difficult to deploy the full digital workplace to all users. For example, deploying both UNIX and Windows applications to a user may require separate devices or emulation software.

     - Mixed Device Environments. The growing popularity of wireless and diverse information appliances are adding to the wide array of client devices used in many enterprises. Such a mix of devices can cause accessibility and support problems.

     - Remote Users. The diversity of network connection types, protocols and transmission speeds limit the ability of organizations to deploy Windows, UNIX, Java(TM) and Web-based applications on a cost-effective and efficient basis to remote users such as mobile workers, telecommuters and branch office personnel.

     - Extended Enterprise. The extension of enterprise information systems to external users, such as suppliers, distributors and customers, creates application deployment issues that are outside the control of information systems managers. These include the quality, performance and security of the network connection, the client platform involved and the technical expertise of the external user.

     - Internet and e-Business Initiatives. With the global adoption of the Internet and the drive to e-business, organizations need solutions for Web-enabling existing business applications without the time and cost required for re-engineering so they can be quickly included in corporate portals, intranets, extranets, and e-business infrastructures.

     - Security. Delivering sensitive business information to remote users, especially over the Internet, raises concerns about protecting data and ensuring privacy.

CREATING A VIRTUAL WORKPLACE THROUGH VIRTUAL ACCESS TO THE DIGITAL OFFICE

     Citrix addresses these challenges by offering solutions that are designed to provide virtual access to information, content and applications that workers need to be productive -- regardless of their location, network connection, client hardware or software platform. Citrix application serving and portal products and services permit organizations to centrally deliver, manage and support applications, including those designed for Windows and UNIX operating systems, and to integrate these applications along with other business information into a virtual workplace that offers seamless connectivity and a consistent user experience across the Internet, intranets, extranets, wide area networks, local area networks and wireless networks. Citrix solutions deliver cost efficiency, productivity, business continuity, user mobility and enhanced e-business opportunities by enabling companies to optimize existing information technology ("IT") resources while providing secure, personalized information access to employees, partners, customers and suppliers.

THE CITRIX SOLUTIONS

     The Citrix solutions for the virtual workplace attempt to solve the core business and technology problems that customers face today. The Citrix value proposition is simple: Citrix solutions promote an organization's ability to save money, increase employee productivity and gain additional flexibility in their data centers.

     - Remote Office Connectivity. Citrix provides users in remote offices access to any application, quickly and without compromise. Citrix's scalable server-based architecture allows instant delivery of full-featured enterprise applications, which means new application or user provisioning that once took weeks can now be completed in minutes. Companies can leverage existing IT investments and extend their existing computing environments to offices anywhere. And because control is server-based, applications can be delivered and managed with speed, ease, and confidence from a single reliable point. Users get what they need: a no-compromise experience of consistent and reliable performance and full-featured functionality.

     - Application Deployment. Citrix provides a server-based system to streamline application delivery, consolidate key corporate data and reduce the time and resources required to deploy, implement and manage a full range of business applications -- from enterprise resource planning and customer resource management to office productivity software. Updates to client code occur on a centralized server, reducing the impact on users and IT staff when market pressures force business processes to change. New users and acquired companies can be quickly added to the application user base, leading to near-immediate access and productivity. This solution Web-enables any existing Windows or UNIX applications, and can offer substantial savings and improvements in security and stability.

     - Workforce Mobility. This Citrix solution enhances workforce productivity through a "desktop-to-go" that can be accessed anywhere, over any connection -- wireless to Web -- giving the mobile workforce secure, real-time access to full-featured applications without the need to download data. With Citrix workforce mobility solutions, mobile professionals enjoy the same feature-rich software as their colleagues at headquarters. Overworked IT staffs gain the ability to centrally add and effortlessly support new users and applications as needs change. And corporate leaders welcome the enhanced performance and security of a system in which applications and data reside safely on a centrally managed server with only mouse clicks and screen refreshes crossing the network.

     - Business Continuity. Citrix solutions are designed to deliver uninterrupted access to enterprise applications across servers when a sudden information system interruption occurs. Citrix provides a vital component of a complete business continuity solution that can reduce the impact of natural, accidental, or man-made business interruptions by securely delivering critical applications and information from a fail-over data center not effected by the interruption. Files and applications are stored and managed centrally, giving users fast, easy and secure Web-based access to the resources they need and freeing IT staffs to focus on restoring corporate systems rather than reinstalling individual desktops. Citrix technology can preserve employees' ability to access corporate information from alternative locations, enabling the organization to conduct business without significant interruption.

CITRIX TECHNOLOGY

     Citrix products are based on a full range of industry standard Internet-based technologies and the Company's proprietary Independent Computing Architecture ("ICA") technologies. The Company's MetaFrame product family incorporates ICA(R) and allows an application's graphical user to be displayed on virtually any client device while the application logic is executed on a central server. Because no processing takes place on the client, this server-based approach enables centralized management of applications, users, servers, licenses and other system components for greater efficiency and lower cost.

     This technology also minimizes the amount of data traveling across a user's network. Only screen refreshes, keystrokes and mouse clicks are transported to and from the client, which allows the latest, most powerful applications to be accessed rapidly over standard networks.

     Citrix portal products are based upon the industry-standard Extensible Markup Language ("XML"). Leveraging XML assures open systems interaction for customers regardless of data source or platform. As the standard for future Web-services based applications, Citrix helps with delivering a means for customers to get from the client server world of today to the Web-services environments of tomorrow.

CITRIX PRODUCTS

     - Client/Server Products. The Company's client/server product line consists primarily of MetaFrame(R) products, which include MetaFrame 1.8 for Windows Terminal Server and the MetaFrame XP product family. The Company's MetaFrame software runs on both Windows-based server operating systems or UNIX operating systems, and provides a comprehensive application and information access system for the entire enterprise. MetaFrame products can enable organizations to better deploy, manage and access applications across the extended enterprise to a variety of client devices, operating platforms or network connections.

       MetaFrame software incorporates the Company's ICA technology, which allows for the deployment in a bandwidth-efficient manner of enterprise applications with the necessary scalability, performance and reliability. These deployments often involve complex applications running on multiple servers and accessed by numerous end-customers. Licenses are available in both "starter kits" and "additional user license packs" to meet customer needs for pilot installations, medium-size systems and enterprise-wide adoption. The Company distributes its software as packaged product and through electronic licensing.

       MetaFrame 1.0 for Microsoft Windows Terminal Server first shipped in June 1998. MetaFrame for UNIX-Sun Solaris first shipped in March 2000, and MetaFrame for UNIX - HP-UX and IBM-AIX first shipped in September 2000.

       In February 2001, Citrix launched the MetaFrame XP(TM) for Windows product family, a more powerful and feature-rich application serving product optimized for Windows 2000 and Windows XP. MetaFrame XP is designed to support large-scale application serving implementations with as many as 100,000 users on 1,000 or more servers. Citrix MetaFrame XP is offered as a product family with three editions -- XP Server, XP Advanced and XP Enterprise. Each edition is tailored to specific customer needs and computing environments.

       Late in 2001, Citrix introduced Citrix Secure Gateway ("CSG"), which allows users of Citrix MetaFrame XP for Windows or MetaFrame for UNIX to simply and securely deliver Windows and UNIX applications via the Internet without additional client software installation. CSG secures all ICA protocol traffic traveling across the Internet between the MetaFrame client and the CSG server using industry-standard Secure Socket Layer ("SSL") encryption technology. CSG can make firewall traversal easier, provide heightened security with SSL encryption, simplify application deployment and enable tight integration with MetaFrame and NFuse, the Company's application access portal.

       To provide customers with the easiest and most convenient way to keep their Citrix software current, the Company markets Subscription Advantage for an additional fee. Subscription Advantage is the Company's terminology for post contract support ("PCS"). Subscription Advantage is an annual, renewable program that provides subscribers with automatic delivery of software upgrades, enhance-ments and maintenance releases when and if they become available during the term of their subscription.

     - The Company also offers add-on management products for its MetaFrame 1.8 customers that provide enhanced management tools including Load Balancing Services, Resource Management Services and Installation Management Services. These management products are available for an additional license fee on each MetaFrame 1.8 server on which they are installed. The Company's MetaFrame XP product family incorporates the features of these management products and do not need to be purchased by users of the various MetaFrame XP Editions.

       Citrix Extranet(TM). The Citrix Extranet(TM) product, licensed from V-ONE Corporation, provides the means to create secure, encrypted and authenticated virtual private networks ("VPN") that can secure application delivery via public networks like the Internet.

     Collectively, these products accounted for approximately 86%, 85% and 86% of the Company's net revenues in 2001, 2000 and 1999, respectively.

     - Web Products. Citrix's new access portal family is a second line of products designed to deliver the virtual workplace to Citrix end-customers. Initially, the Company's new line of Web-products will comprise of two separately priced and marketed products:

        - Citrix NFuse(TM) Classic. NFuse Classic, formerly known as Citrix NFuse, is the Company's application access portal software that can enable customers to integrate personalized access to existing Windows and UNIX applications into standard Web browsers without rewriting code. NFuse Classic allows organizations to rapidly and cost-effectively deploy their applications on the Web. The current version of NFuse Classic is incorporated into MetaFrame 1.8, MetaFrame XP and MetaFrame for UNIX products and is available for no additional cost to current MetaFrame 1.8 customers.

        - Citrix NFuse(TM) Elite. During 2001, the Company previewed this channel-ready portal software product as Project South Beach at its annual customer conference, Citrix iForum. NFuse Elite is a development-stage technology acquired by the Company as part of the purchase of Sequoia Software Corporation ("Sequoia") in April 2001 and scheduled to be launched as a new product offering in 2002. NFuse Elite has been designed to significantly simplify and accelerate customers' portal implementations while providing for personalized, secure application and information access. NFuse Elite has been further designed to allow completely Web-based access to Windows, UNIX and Java applications, native Web-applications, and internal and external content, through a single, secure and personalized Web-interface.

     The Company currently believes that, when and if successfully introduced by the Company, NFuse Elite will become a key component of its solutions that allow for a virtual workplace.

CITRIX SERVICES

     Citrix provides a portfolio of services designed to allow the Company's business partners and end-customers to maximize the value they receive from the Company's software infrastructure products. These services are available as a feature of our business-partnering program and are available for additional fees to end-customers.

     - Citrix Consulting Services ("CCS"). The objective of CCS is to help ensure the successful implementation of Citrix technologies. Tested methodologies, certified professionals and best practices developed from real-world experience allow CCS to provide expert guidance and support to our partners and customers to maximize the effectiveness of their total application server computing environment.

     - Support Services. To accommodate the unique support needs of customers, preferred support services are specifically designed to address the variety of challenges facing application server software environments. Citrix offers five levels of support options, global coverage and personalized relations management.

     - Training & Certification. A series of courses are designed to allow customers and channel members to learn new skills and effective strategies to help plan, implement and administer Citrix products. Students may attend courses at one of 300 Citrix Authorized Learning Centers ("CALC") worldwide.

     Services revenue accounted for approximately 7% of the Company's net revenues in 2001 and 2000 and 4% in 1999.

CITRIX CUSTOMERS

     Citrix's primary target market for its products and services is large and medium-sized organizations that require the ability to securely manage and provide access to business applications and information across the extended enterprise. Currently, Citrix has more than 120,000 customers worldwide, including 100% of the Fortune 100, 95% of the Fortune 500 and 95% of the Financial Times FT Europe 100. During 2001, Citrix acquired a number of new large enterprise customers requiring larger-scale deployments, such as AT&T Wireless, the Bank of Nova Scotia, Care Tech Solutions, the Commonwealth Bank of Australia, Compagnie Generale de Eaux-Vivendi, Ericsson Global IT, France Telecom, New York State Electric & Gas Corp., Petroleo Brasileiro S/A (Petrobas), Telecomputing-Norway and Telefonica Moviles Espana.

     The Company markets software products through indirect channels such as distributors and value-added resellers. Citrix offers several licensing programs to meet a variety of deployment and purchasing needs. In 2001, most of the Company's sales were of packaged product sold through indirect channels to medium and small-sized businesses. The software license is delivered with the packaged product.

     For medium to large-sized organizations, the Company also offers volume-based Corporate, Premium and Enterprise Licensing Programs. These license arrangements consist of large multi-server farm environments typically found in large business enterprises that want to deploy the Company's products on a department or enterprise-wide basis. For convenience, the licenses under these arrangements are electronically delivered to the customer and serve as keys to activate the configuration ordered by the customer. Depending on the license type and customer preference, the software media is delivered by either a channel partner or directly by the Company. The Company has invested, and continues to invest, in direct sales resources and channel partners to penetrate these larger customers. In addition, the strong adoption of the MetaFrame XP product family, designed to support large-scale application serving implementations and licensed under electronic licensing arrangements has contributed to an increase in sales under these electronic licensing arrangements in 2001 compared to 2000. For the years ended December 31, 2001 and 2000, sales from corporate and enterprise licensing was 28% and 24%, respectively, of product sales, a portion of which has been deferred. The Company plans to hire additional end-customer sales professionals to increase its marketing efforts aimed at large corporate enterprise accounts.

STRATEGIC RELATIONSHIPS

     The Company has entered into a number of strategic relationships to develop customer markets for its products, broaden the use of the ICA protocol as an emerging industry standard technology for distributed Windows and non-Windows applications and to accelerate the development of its existing and future product lines.

     Microsoft. Since its inception, the Company has had a number of license agreements with Microsoft, including licenses relating to Microsoft OS/2, Windows 3.x, Windows for Workgroups, Windows NT, Windows CE and Internet Explorer. These agreements have provided the Company with access to certain Microsoft source and object code, technical support and other materials. The license agreements had an initial term that expired in September 1994 and was subsequently extended until September 2001. In July 1996, the Company entered into a license, development and marketing agreement with Microsoft relating to the inclusion of ICA as an embedded component in future versions of Windows 95, Windows 98, Windows NT, Windows 2000 and Internet Explorer for Windows. Pursuant to this agreement, as amended, the Company licenses its ICA technology to Microsoft, royalty-free, and Microsoft agreed to make commercially reasonable efforts to include this technology in the above Microsoft Windows family of products. Generally, under the July 1996 license, development and marketing agreement, Microsoft is not permitted to distribute or sub-license a product derived from the Company's ICA technology.

     In May 1997, the Company entered into a five year joint license, development and marketing agreement with Microsoft, (as amended, the "Development Agreement"), pursuant to which the Company licensed its multi-user Windows NT extensions to Microsoft for inclusion in future versions of Windows NT server software. Pursuant to the Development Agreement, the Company's multi-user Windows NT extensions technology was incorporated into Microsoft's NT Terminal Server, which was released in July 1998, and Windows 2000 Server, which was released in February 2000. Additionally, Microsoft agreed to endorse only the Company's ICA protocol as the preferred way to provide multi-user Windows access for devices other than Windows client devices, which obligation expired in November 1999. Since November 1999, Microsoft has been permitted to market or endorse other methods to provide multi-user Windows access to non-Windows client devices, which methods compete with products of the Company. See "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Overview," and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Which May Affect Future Results."

     There can be no assurances that the Company's agreements with Microsoft will be extended or renewed by Microsoft upon their respective expirations or that, if renewed or extended, such agreements will be on terms favorable to the Company or its stockholders.

     Additional Strategic Relationships. As of December 31, 2001, the Company has entered into approximately 150 ICA license agreements. Currently, more than 200 different devices incorporate Citrix ICA, ranging from Linux terminals to information appliances, such as wireless phones and handheld devices. ICA licensees include IBM, Compaq, Wyse Technologies, Hewlett Packard, Hitachi, Motorola, Samsung, Sharp, Symbol Technologies and Nokia, among others.

     In addition, the Citrix Business Alliance(TM) ("CBA") is a coalition of industry-leading companies from across the IT spectrum who work with the Company to design and market complementary solutions for the Company and CBA customers. By the end of 2001, CBA membership had grown to approximately 900 members, including hardware, software, global and regional consulting partners. CBA members include Microsoft, Compaq, IBM, EMC2, Hewlett Packard, Siebel Systems, PeopleSoft, SAP AG, Computer Associates, BMC Software, JD Edwards and National Semiconductor.

RESEARCH AND DEVELOPMENT

     The Company focuses its research and development efforts on developing new products and core technologies for its markets and further enhancing the functionality, reliability, performance and flexibility of existing products. The Company solicits extensive input concerning product development from users, both directly from end-customers and indirectly through its channel partners.

     The Company believes that its software development team and core technologies represent a significant competitive advantage for the Company. Included in the software development team is a group focused on research activities that include prototyping ways to integrate emerging technologies and standards into the Company's product offerings, such as emerging Web services technologies and Microsoft's new .NET technologies. Other groups within the software development team have expertise in XML-based software development, multi-tier Web-based application development and deployment, and Java applets "sandbox" technologies from the Internet. The software development team also includes a number of key employees who were instrumental in the release of Microsoft's Window's NT 4.0 Terminal Server Edition, have expertise in UNIX operating system environments (Solaris, AIX, HP-UX, and Linux), and were key members from the engineering team that developed the original version of OS/2 at IBM. During 2001, 2000 and 1999, the Company incurred research and development expenses of approximately $67.7 million, $50.6 million and $37.4 million, respectively.

     The Company's research and development efforts have recently included the development of a new channel-ready portal product, scheduled for release in 2002. See "-- Citrix Products -- Web Products."

SALES, MARKETING AND SUPPORT

     The Company markets its products through multiple indirect channels worldwide, including distributors, value-added resellers, system integrators, independent software vendors and original equipment manufacturer ("OEM") licensees, as well as through a end-customer sales force. The Company provides training and certification to integrators, value-added resellers and consultants for a full-range of MetaFrame-based application deployment and management solutions and services through its Citrix Solutions Network(TM) ("CSN") program.

     As of December 31, 2001, the Company had relationships with approximately 100 distributors and approximately 7,150 CSN providers worldwide. A number of the Company's strategic partners and OEM licensees provide additional end-customer sales channels for the Company's products under either a Citrix brand or embedded in the licensee's own software product.

     The Company's sales and marketing organization actively supports its distributors and resellers. The Company's marketing department provides training, sales event support, sales collateral, advertising, direct mail and public relations coverage to its indirect channels to aid in market development and in attracting new customers. The Company's sales organization consists of field-based systems sales engineers and corporate sales professionals. Additional sales personnel, based in North America, Europe, Africa, Asia, India, Australia and South America, support these field personnel. These additional sales personnel recruit prospective customers, provide technical advice with respect to the Company's products and work closely with key distributors and resellers of the Company's products. During 2001, the Company grew its end-customer sales force to include sales professionals working closely with medium and large enterprise customers to bring the appropriate combination of partners for licensing, integration and consulting to meet the customer's needs. These and other account penetration efforts are part of the Company's strategy to reach higher within the customer's IT organization. The Company currently plans to expand end-customer sales efforts to market its products to large corporate enterprise accounts.

     The Company provides most of its distributors with product return rights for stock balancing, which are estimated and provided for at the time of sale as a reduction of revenue. Stock balancing rights permit distributors to return products to the Company for credit, within specified limits and subject to ordering an equal dollar amount of other Citrix products. The Company is not obligated to accept product returns from its distributors under any other conditions, unless the product item is defective in manufacture. Product items returned to the Company under the stock balancing program must be in new, unused and in unopened condition . The Company also provides most of its distributors with price protection rights. Price protection rights require that the Company grant retroactive price adjustments for inventories of Citrix products held by distributors if the Company lowers its prices for such products within a specified time period. In the event that the Company determines to reduce its prices, it will establish a reserve to cover exposure to distributor inventory. The Company has no current plans to reduce the prices of its products.

     The majority of the Company's service activities are related to post-sale technical support, pre- and post-sale consulting and Citrix product training services. Technical support is offered to channel partners and end-customers through Citrix call centers located in the United States, Ireland and Australia. The Company provides technical advice to channel and strategic partners, who are utilized as first line support for their end-customers, in most cases. End-customers can choose from a comprehensive fee-based support program ranging from one-time incident charges to an enterprise-level support agreement covering multiple sites and servers. In addition, the Company provides technical advice through its on-line services, including its Web-based Knowledge Center. Citrix consulting services provides on-site systems design and implementation services targeted primarily at enterprise-level clients with complex IT environments, and is also responsible for the development of implementation of best practices that are disseminated to Citrix partners and end-customers. Leveraging these solutions enables Citrix and its channel partners to sell deeper and more strategically, reaching new buyers within existing customer organizations and delivering a compelling business message to prospective customers. Sales and technical training is provided through the Company's CALC program, which includes a number of the world's leading IT training organizations. These training programs are designed for business partners and end-customers and include courses for system administration and advanced system integration. CALCs are staffed with instructors that have been Citrix certified and teach their students using Citrix-developed courseware.

OPERATIONS

     The Company controls all purchasing, inventory, scheduling, order processing and accounting functions related to its operations. Production, warehousing and fulfillment are performed by independent contractors on a purchase order basis in the United States and in Ireland. Shipping is primarily performed at the locations of the independent contractors, although limited shipments are made from the Company's facilities. Master software CD-ROMs, development of user manuals, packaging designs, initial product quality control and testing are performed at the Company's facilities. The independent contractors duplicate CD-ROMs, print documentation, and package and assemble product to the Company's specifications. To date, the Company has not experienced any material difficulties or delays in the manufacture and assembly of its products.

     During 2001, the Company experienced an increase in market acceptance of its corporate and enterprise licensing programs. Such increased market acceptance reduced the level of packaged inventory the Company must maintain to fulfill customer orders.

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

COMPETITION

     The Company believes that other software companies have entered or will enter the market with solutions that involve a similar approach to the Company's Windows client/server product. In particular, Novell, Inc., GraphOn Corporation, Tarantella Inc. and New Moon Systems, Inc. market products that claim to have functions similar to those found in Citrix MetaFrame. Additionally, Microsoft includes as a component of the Microsoft Windows NT Server 4.0, Terminal Server Editions and Windows 2000 Servers (collectively, "Windows Operating Systems"), certain capabilities of the Company's MetaFrame Product. See "-- Strategic Relationships" and "Management's Discussion and Analysis of Financial Conditions and Results of Operations -- Certain Factors Which May Affect Future Results." The announcement of the release, and the actual release, of products competitive to the Company's existing and future product lines, could cause existing and potential customers of the Company to postpone or cancel plans to license certain of the Company's existing and future product offerings, which would adversely impact the Company's business, results of operations, and financial condition.

     In addition, alternative products exist for Web-applications in the Internet software market that directly or indirectly compete with the Company's products and anticipated future product offerings. Existing or new products that extend Internet software to provide database access or interactive computing may materially impact the Company's ability to sell its products in this market. Competitors in this market include Microsoft, AOL Time Warner, ORACLE, Sun Microsystems and other makers of Web application software. As markets for the Company's products continue to develop, additional companies, including companies with significant market presence in the computer hardware, software and networking industries may enter the markets in which the Company competes and further intensify competition. These competitors and other potential competitors may have significantly greater financial, technical, sales, marketing, support and other resources than the Company. There can be no assurance that the Company will be able to establish and maintain a market position in the face of increased competition. Additionally, price competition may become more significant in the future; although the Company believes that price has historically been a less significant competitive factor than product performance, reliability and functionality. The Company may not be able to maintain its historic prices, which could adversely affect the Company's business, results of operations and financial condition.

PROPRIETARY TECHNOLOGY

     The Company's success is heavily dependent upon proprietary technology. The Company has filed patent applications in the United States and foreign countries. A number of patents have been issued domestically and in foreign countries, while other patent applications are currently pending. The Company also takes steps to protect its technology under copyright laws. However, patent protection and existing copyright laws afford only limited protection for the Company's technology. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent, as do the laws of the United States. Accordingly, the Company also relies on trade secret protection and confidentiality and proprietary information agreements to protect its proprietary technology. The Company has trademarks or registered trademarks in the United States and other countries, including Citrix(R) , ICA(R), MetaFrame(R), WinFrame(R), Citrix Business Alliance(TM), Citrix Extranet(TM), NFuse(TM), Classic, NFuse(TM), Bilte, MetaFrameXP(TM), VideoFrame(TM), and the Citrix(R) logo. The loss of any material trade secret, trademark, trade name or copyright could have a material adverse effect on the Company. There can be no assurance that the Company's efforts to protect its proprietary technology rights will be successful. Despite the Company's precautions, it may be possible for unauthorized third parties to copy certain portions of the Company's products or to obtain and use information that the Company regards as proprietary. A significant portion of the Company's sales is derived from the licensing of Company packaged products under "shrink wrap" license agreements that are not signed by licensees and electronic licensing agreements, which may be unenforceable under the laws of certain foreign jurisdictions. Although the Company does not believe that its products infringe on the rights of third parties, there can be no assurance that third parties will not assert infringement claims against the Company in the future or that any such assertion will not result in costly litigation or require the Company to obtain a license to proprietary technology rights of such parties. In addition, there can be no assurance that such licenses will be available on reasonable terms or at all.

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

EMPLOYEES

     As of December 31, 2001, the Company had approximately 1,880 employees. The Company's relations with its French employees are governed by certain labor regulations in the region. The Company believes its relations with employees are good.

ITEM 2.  PROPERTIES

     The Company's corporate offices are located in Fort Lauderdale, Florida. To consolidate certain of the Company's corporate offices and to accommodate the Company's projected growth, the Company leased approximately 140,000 square feet of space in Fort Lauderdale and plans to occupy this new facility during 2002. Upon occupancy of this new facility, the Company plans to sublease certain of the space in the various buildings for the remainder of their respective lease terms. Including this new facility, the Company's corporate offices currently consist of leased and subleased office space totaling approximately 406,000 square feet. In addition, the Company leases approximately 137,000 square feet of office space in other locations in the United States and Canada.

     The Company leases and subleases a total of approximately 218,000 square feet of office space in various other facilities in Europe, Latin America and the Asia Pacific region. In addition, during 2001, the Company purchased land and buildings in the United Kingdom with approximately 41,000 square feet of office space for a total purchase consideration of approximately $27 million.

ITEM 3.  LEGAL PROCEEDINGS

     In June 2000, the Company and certain of its officers and directors were named as defendants in several securities class action lawsuits filed in the United States District Court for the Southern District of Florida on behalf of purchasers of the Company's Common Stock during the period October 20, 1999 to June 9, 2000 (the "Class Period"). These actions were consolidated as In Re Citrix Systems, Inc. Securities Litigation. The lawsuits generally alleged that, during the Class Period, the defendants made misstatements to the investing public about the Company's financial condition and prospects. The Court dismissed the action with prejudice on October 30, 2001.

     In September 2000, a shareholder filed a claim in the Court of Chancery of the State of Delaware against the Company and nine of its officers and directors alleging breach of fiduciary duty by failing to disclose all material information concerning the Company's financial condition at the time of the proxy solicitation. The complaint sought unspecified damages. In January 2001, a portion of the action was stayed by the Court and later dismissed by the plaintiff without prejudice to refiling the action at a later date. In February 2001, the plaintiff filed a motion with the Court for award of attorneys' fees and litigation costs in the amount of $2,000,000 and $60,000, respectively. In September 2001, the Court awarded the plaintiff $140,000 and $8,250 for attorneys' fees and litigation costs, respectively. On February 22, 2002, plaintiffs refiled the remaining portion of the action. The Company believes that the claim lacks merit, however, the Company is unable to determine the ultimate outcome of this matter and intends to vigorously defend it.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                PRICE RANGE OF COMMON STOCK AND DIVIDEND POLICY

     The Company's Common Stock is currently traded on The Nasdaq National Market under the symbol "CTXS." The following table sets forth the high and low closing prices for the Company's Common Stock as reported on The Nasdaq National Market for the periods indicated, as adjusted to the nearest cent and to reflect the two-for-one stock split in the form of a stock dividend declared on January 19, 2000 and paid on February 16, 2000 to holders of record of the Company's Common Stock on January 31, 2000. Such information reflects inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

                                                               HIGH      LOW
                                                              -------   ------
YEAR ENDED DECEMBER 31, 2002:
  First quarter (through March 14, 2002)....................  $ 23.98   $13.50
YEAR ENDED DECEMBER 31, 2001:
  Fourth quarter............................................  $ 25.80   $19.81
  Third quarter.............................................  $ 36.69   $18.38
  Second quarter............................................  $ 34.90   $18.19
  First quarter.............................................  $ 36.63   $17.31
YEAR ENDED DECEMBER 31, 2000:
  Fourth quarter............................................  $ 30.88   $17.13
  Third quarter.............................................  $ 23.75   $14.31
  Second quarter............................................  $ 83.69   $18.44
  First quarter.............................................  $118.56   $52.50

     On March 14, 2002, the last reported sale price of the Common Stock on The Nasdaq National Market was $18.41 per share. As of March 14, 2002, there were approximately 1,094 holders of record of the Common Stock.

     The Company currently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends on its capital stock in the foreseeable future.

     In connection with the Company's stock repurchase program, as discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Liquidity and Capital Resources," in October 2000, the Board of Directors approved a program authorizing the Company to sell put warrants that entitle the holder of each warrant to sell to the Company, generally by physical delivery, one share of the Company's Common Stock at a specified price. The issuance of these securities is exempt from registration under Section 4(2) of the Securities Act of 1933.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                                                                 YEAR ENDED DECEMBER 31,
                                                ----------------------------------------------------------
                                                   2001         2000         1999        1998       1997
                                                ----------   ----------   ----------   --------   --------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF INCOME DATA:
Net revenues..................................  $  591,629   $  470,446   $  403,285   $248,636   $123,933
Cost of revenues (excluding amortization,
  presented separately below).................      29,848       29,054       14,579     16,682     12,304
                                                ----------   ----------   ----------   --------   --------
Gross margin..................................     561,781      441,392      388,706    231,954    111,629
Operating expenses:
  Research and development....................      67,699       50,622       37,363     22,858      6,948
  Sales, marketing and support................     224,108      180,384      121,302     74,855     35,352
  General and administrative..................      85,212       58,685       37,757     20,131     10,651
  Amortization of intangible assets...........      48,831       30,395       18,480     10,190         --
  In-process research and development.........       2,580           --        2,300     18,416      3,950
  Write-down of technology(a).................          --        9,081           --         --         --
                                                ----------   ----------   ----------   --------   --------
    Total operating expenses..................     428,430      329,167      217,202    146,450     56,901
                                                ----------   ----------   ----------   --------   --------
Income from operations........................     133,351      112,225      171,504     85,504     54,728
Interest income...............................      42,006       41,313       25,302     10,878     10,447
Interest expense..............................     (20,553)     (17,099)     (12,532)      (133)        --
Other expense, net............................      (2,253)      (1,422)      (1,549)      (777)      (553)
                                                ----------   ----------   ----------   --------   --------
Income before income taxes....................     152,551      135,017      182,725     95,472     64,622
Income taxes..................................      47,291       40,505       65,781     34,370     23,264
                                                ----------   ----------   ----------   --------   --------
Net income....................................  $  105,260   $   94,512   $  116,944   $ 61,102   $ 41,358
                                                ==========   ==========   ==========   ========   ========
Diluted earnings per share(b).................  $     0.54   $     0.47   $     0.61   $   0.33   $   0.24
                                                ==========   ==========   ==========   ========   ========
Diluted weighted-average shares
  outstanding(b)..............................     194,498      199,731      192,566    182,594    174,524
                                                ==========   ==========   ==========   ========   ========

                                                                       DECEMBER 31,
                                                ----------------------------------------------------------
                                                   2001         2000         1999        1998       1997
                                                ----------   ----------   ----------   --------   --------
                                                                      (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Working capital...............................  $  153,554   $  427,344   $  433,249   $158,900   $222,916
Total assets..................................   1,208,230    1,112,573    1,037,857    431,380    282,668
Long term debt, capital lease obligations and
  put warrants................................     362,768      346,229      313,940         48          8
Stockholders' equity..........................     647,330      592,875      533,070    297,454    196,848

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company develops, markets, sells and supports comprehensive corporate application and information infrastructure software and services that enable effective and efficient enterprise-wide deployment and management of applications and information, including those designed for Microsoft Windows operating systems,UNIX operating systems and for Web-based information systems. The Company's largest source of revenue consists of the MetaFrame(R) products and related options. The MetaFrame products, which began shipping in the second quarter of 1998, permit organizations to provide virtual access to Windows-based and UNIX applications without regard to location, network connection or type of client hardware platforms. The Company also provides portal software and services that are designed to provide personalized, secure Web-based access to a wide variety of business information from any location, device or connection. The Company markets its products through multiple direct and indirect channels such as distributors, value-added resellers and original equipment manufacturers worldwide.

     On May 9, 1997, the Company and Microsoft entered into a License, Development and Marketing Agreement (as amended, the "Development Agreement"), which provides for the licensing to Microsoft of certain of the Company's multi-user software enhancements to Microsoft's Windows NT Server and for the Windows NT Server, Terminal Server Edition and Microsoft Windows 2000 (collectively, "Windows Server Operating Systems"). The Development Agreement also provides for each party to develop its own enhancements to the jointly developed products, which may provide access to Windows Server Operating Systems base platforms from a wide variety of computing devices. In June 1998, the Company released its MetaFrame product, a Company-developed enhancement that implements the Independent Computing Architecture ("ICA(R)") on the Windows Server Operating Systems. In addition, Microsoft and the Company have agreed to engage in certain joint marketing efforts to promote the use of Windows Server Operating Systems-based multi-user software and the Company's ICA protocol. Pursuant to the terms of the Development Agreement, in May 1997, the Company received $75 million as a non-refundable royalty payment for engineering and support services to be rendered by the Company. Under the terms of the Development Agreement, the Company received additional payments totaling $100 million in April 1998. No additional payments are due pursuant to the Development Agreement. The initial fee of $75 million relating to the Development Agreement is being recognized ratably over the five-year term of the contract, which began in May 1997. The additional $100 million received pursuant to the Development Agreement is being recognized ratably over the remaining term of the contract, effective April 1998.

     As a result of the Development Agreement, the Company continues to support the Microsoft Windows NT platform, but the MetaFrame products and later releases no longer directly incorporate Windows NT technology. The Company currently plans to continue developing enhancements to its MetaFrame products and currently expects that these products and associated options will constitute a majority of its revenues for the foreseeable future. The term of the Development Agreement expires in May 2002.

ACQUISITIONS

     The Company has acquired technology related to its strategic objectives. In July 1999 and April 2001, the Company completed the acquisitions of ViewSoft, Inc. ("Viewsoft") and Sequoia Software Corporation ("Sequoia") for approximately $33.5 million and $182.6 million, respectively.

     In February 2000, the Company acquired all of the operating assets of the Innovex Group, Inc. ("Innovex") for approximately $47.8 million. At the date of acquisition, the Company paid approximately $28.9 million in consideration and closing costs. Pursuant to the acquisition agreement, the remaining purchase consideration, plus interest, was contingently payable based on future events. During 2001, these contingencies were met, resulting in approximately $16.2 million of additional purchase price and $2.9 million in compensation to the former owners. Pursuant to the acquisition agreement, payment of the contingent amounts and associated interest were made in August 2001 and February 2002 for $10.5 million and $10.7 million, respectively. There are no remaining contingent obligations.

     These acquisitions were accounted for under the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16, Accounting for Business Combinations. The Company allocated the cost of the acquisitions to the assets acquired and the liabilities assumed based on their estimated fair values. Except for Innovex, the acquired intangible assets included in-process technology projects, among other assets, which were related to research and development that had not reached technological feasibility and for which there was no alternative future use.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an ongoing basis, management evaluates its estimates, including those that relate to product returns, multiple-element revenue arrangements, customer programs, bad debts, investments, intangible assets, income tax contingencies and litigation. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. If actual results significantly differ from management's estimates, the Company's financial condition and results of operations could be materially impacted.

     The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. The Company records estimated reductions to revenue for customer programs and incentive offerings including volume-based incentives and price protection. If market conditions were to decline, the Company may take actions to increase customer incentive offerings and possibly result in an incremental reduction to revenue at the time the incentive is offered. The Company also records a reduction in revenue for estimated sales returns and stock rotations. These estimates are based on historical sales returns, analysis of credit memo data and other known factors. If the historical data the Company uses to calculate these estimates does not properly reflect future returns, revenue may be misstated.

     Revenue is recognized when earned. The Company's revenue recognition policies are in compliance with the American Institute of Certified Public Accountants Statement of Position ("SOP") 97-2 (as amended by SOP 98-4 and SOP 98-9) and related interpretations, Software Revenue Recognition. Product revenues are recognized upon shipment of the software product only if no significant Company obligations remain, the fee is fixed or determinable, and collection of the resulting receivable is deemed probable at the outset of the arrangement. In the case of non-cancelable product licensing arrangements under which certain original equipment manufacturers ("OEMs") have software reproduction rights, initial recognition of revenue also requires delivery and customer acceptance of the product master or first copy. Subsequent recognition of revenues is based upon reported royalties from the OEMs. Revenue from packaged product sales to distributors and resellers is recorded when related products are shipped. Revenues from enterprise and corporate licensing arrangements are recognized when the related products are shipped and the customer has been electronically provided with the licenses that include the activation keys that allow the customer to take immediate possession of the software pursuant to an agreement or purchase order. In software arrangements that include rights to multiple software products, post-contract customer support ("PCS"), and/or other services, the Company allocates the total arrangement fee among each deliverable based on the relative fair value of each of the deliverables determined based on vendor-specific objective evidence ("VSOE"). The Company sells software and PCS separately and VSOE is determined by the price charged when each element is sold separately. Product returns and sales allowances, including stock rotations, are estimated and provided for at the time of sale. Non-recurring engineering fees are recognized ratably as the work is performed. Revenues from training and consulting are recognized when the services are performed. Service and PCS revenues from customer maintenance fees for ongoing customer support and product updates and upgrades are based on the price charged or derived value of the undelivered elements and are recognized ratably over the term of the contract, which is typically 12 to 24 months. Service revenues are included in net revenues on the face of the consolidated statements of income.

     The Company adopted the provisions of the Securities and Exchange Commission's Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB101") in October 2000. SAB 101 does not supersede the software industry specific revenue recognition guidance, but provides current interpretations of revenue recognition requirements. The adoption of SAB 101 did not have a significant effect on the Company's financial position or results of operations.

     The Company provides for potential uncollectible accounts receivable based on customer specific information and historical collection experience. If market conditions decline, actual collection experience may not meet expectations and may result in increased bad debt expenses.

     The carrying value of the Company's net deferred tax assets assumes that the Company will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. If these estimates and assumptions change in the future, the Company may be required to record valuation allowances against its deferred tax assets resulting in additional income tax expenses.

     In assessing the recoverability of the Company's goodwill and other intangible assets, the Company must make estimates of expected future cash flows and other factors to determine the fair value of the respective assets. If these estimates and their related assumptions change in the future, the Company may be required to record impairment charges. The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, on January 1, 2002 and will be required to analyze its goodwill for impairment on an annual basis. The Company does not expect to record any impairment charges as a result of the adoption of this statement.

     The fair value of certain of the Company's cash equivalents and investments is dependent on the performance of the companies or funds in which the Company has invested, as well as the volatility inherent in the external markets for these investments. In assessing the potential impairment for these investments, the Company considers these factors as well as forecasted financial performance of its investees. During the year ended December 31, 2001, the Company recorded $7.7 million of losses resulting from other-than-temporary declines in fair value of certain of the Company's equity investments.

     The following discussion relating to the individual financial statement captions, the Company's overall financial performance, operations and financial position should be read in conjunction with the factors and events described in "-- Overview" and "-- Certain Factors Which May Affect Future Results" which may impact the Company's future performance and financial position.

RESULTS OF OPERATIONS

     The following table sets forth the consolidated statements of income data of the Company expressed as a percentage of net revenues and as a percentage of change from period-to-period for the periods indicated:

                                                YEAR ENDED DECEMBER 31,       2001          2000
                                                ------------------------   COMPARED TO   COMPARED TO
                                                 2001     2000     1999       2000          1999
                                                ------   ------   ------   -----------   -----------
Net revenues..................................  100.0%   100.0%   100.0%      25.8%          16.7%
Cost of revenues (excluding amortization,
  presented separately below).................    5.1      6.2      3.6        0.3           99.3
                                                -----    -----    -----
Gross margin..................................   94.9     93.8     96.4       27.3           13.6
Operating expenses:
  Research and development....................   11.4     10.8      9.3       33.7           35.5
  Sales, marketing and support................   37.9     38.3     30.1       24.2           48.7
  General and administrative..................   14.4     12.5      9.4       45.2           55.4
  Amortization of intangible assets...........    8.3      6.5      4.6       60.7           64.5
  In-process research and development.........    0.4       --      0.5          *              *
  Write-down of technology....................     --      1.9       --          *              *
                                                -----    -----    -----
     Total operating expenses.................   72.4     70.0     53.9       30.2           51.5
                                                -----    -----    -----
Income from operations........................   22.5     23.8     42.5       18.8          (34.6)
Interest income...............................    7.1      8.8      6.3        1.7           63.3
Interest expense..............................   (3.5)    (3.6)    (3.1)      20.2           36.4
Other expense, net............................   (0.3)    (0.3)    (0.4)      58.4           (8.2)
                                                -----    -----    -----
Income before income taxes....................   25.8     28.7     45.3       13.0          (26.1)
Income taxes..................................    8.0      8.6     16.3       16.8          (38.4)
                                                -----    -----    -----
Net income....................................   17.8%    20.1%    29.0%      11.4          (19.2)
                                                =====    =====    =====

---------------

* not meaningful.

     Net Revenues. The Company's operations consist of the design, development, marketing and support of corporate application and information infrastructure software and services for enterprise-wide deployment and management of applications and information. Previously, the company presented revenues in the following five categories: Application Servers, Management Products, Computing Appliances Products, Microsoft Royalties and Services and Other Revenue. Application Servers revenue primarily represented fees related to the licensing of the Company's MetaFrame products, Subscription Advantage, the Company's terminology for PCS, and additional user licenses. Management Products consisted of load balancing services, resource management services and other options. Computing Appliances Products revenue consisted of license fees and royalties from OEMs who are granted a license to incorporate and/or market the Company's multi-user technologies in their own product offerings. Microsoft Royalties represented fees recognized in connection with the Development Agreement. Services and Other Revenue consisted primarily of customer support, as well as consulting in the delivery of implementation services and systems integration solutions.

     Certain of the Company's software management products such as load balancing services and resource management services, traditionally included in Management Products, have been bundled into the MetaFrame XP products introduced in the first quarter of 2001. As a result, the Company has reclassified net revenues into the following three categories as presented below: License Revenue, Services Revenue, and Royalty Revenue. License Revenue primarily represents fees related to the licensing of the Company's MetaFrame products, Subscription Advantage, additional user licenses, unbundled management products (such as load balancing services and resource management services), and license fees from OEMs who are granted a license to incorporate and/or market the Company's multi-user technologies in their own product offerings. Services Revenue consists primarily of customer support and consulting in the delivery of implementation services and systems integration solutions. Royalty Revenue represents the fees recognized in connection with the Development Agreement.

     The increase in net revenues in 2001 was primarily attributable to an increase in License Revenue resulting from an increase in the number of MetaFrame licenses sold for Windows operating systems, specifically due to market acceptance of the Company's MetaFrame XP family of products introduced in February 2001. The Company expects that License Revenues will continue to represent a large percentage of net revenues. The increase in net revenues in 2001 was also due to an increase in Services Revenue due primarily to an increase in larger scale corporate and enterprise licensing arrangements that typically require professional services to ensure successful implementation of Citrix technologies. The revenue from the Development Agreement with Microsoft will terminate in May 2002 upon the expiration of the term of the Development Agreement.

     The increase in net revenues in 2000 was primarily attributable to an increase in License Revenue resulting from an increase in the number of MetaFrame licenses sold. This increase was partially offset by a decrease in revenue from the WinFrame(R) product line. WinFrame is the Company's Windows application server software based on Windows NT 3.51. The increase in net revenues in 2000 was also due to an increase in the volume of shipments of certain management products included in License Revenue, specifically, load balancing services and resource management services, and to a lesser extent an increase in Services Revenue due to consulting revenue resulting from the Company's corporate and enterprise customers and initiatives utilizing personnel acquired in the Innovex acquisition.

     An analysis of the Company's net revenues is presented below:

                                                YEAR ENDED DECEMBER 31,      REVENUE        REVENUE
                                                ------------------------      GROWTH         GROWTH
                                                 2001     2000     1999    2000 TO 2001   1999 TO 2000
                                                ------   ------   ------   ------------   ------------
License Revenue...............................   86.4%    85.0%    86.2%       27.7%          15.1%
Services Revenue..............................    6.9      6.5      3.9        33.8           93.0
Royalty Revenue...............................    6.7      8.5      9.9        (0.2)           0.2
                                                -----    -----    -----
Net Revenues..................................  100.0%   100.0%   100.0%       25.8           16.7
                                                =====    =====    =====

     International and Segment Revenues. International revenues (sales outside of the United States) accounted for approximately 48.0%, 40.3% and 38.7% of net revenues for the years ended December 31, 2001, 2000 and 1999, respectively. The increase in international revenues as a percentage of net revenues was primarily due to the Company's increased sales and marketing efforts and continued demand for the Company's products in Europe and Asia, as well as the economic impact of slower IT spending in the United States during 2001. The Company is unable to determine if slower IT spending will continue in the United States during 2002.

     Geographic segment revenues have notably increased in the Asia-Pacific segment, particularly due to increased sales in Japan, and in the EMEA segment, particularly due to increased sales in Europe. The increased market acceptance overseas during 2001 represents the result of the Company's investment in global operations and development of international markets over the past two years. The Company currently anticipates that international revenues will account for an increasing percentage of net revenues in the future as the Company continues to invest in overseas markets. For additional information on international revenues, please refer to Note 12 to the Company's Consolidated Financial Statements appearing in Item 8 of this Annual Report.

     An analysis of geographic segment net revenue is presented below:

                                                YEAR ENDED DECEMBER 31,      REVENUE        REVENUE
                                                ------------------------      GROWTH         GROWTH
                                                 2001     2000     1999    2000 TO 2001   1999 TO 2000
                                                ------   ------   ------   ------------   ------------
Americas(1)...................................   48.9%    52.8%    53.0%       16.4%          16.3%
EMEA(2).......................................   36.6     33.7     32.1        36.6           22.4
Asia-Pacific..................................    7.8      5.0      5.0        95.8           16.2
Other(3)......................................    6.7      8.5      9.9        (0.2)           0.2
                                                -----    -----    -----
Consolidated net revenues.....................  100.0%   100.0%   100.0%       25.8           16.7
                                                =====    =====    =====

---------------

(1) The Americas segment is comprised of the United States, Canada and Latin America.

(2) Defined as Europe, Middle East and Africa.

(3) Represents royalty fees in connection with the Development Agreement.

     The Company currently expects to continue investing in international markets and expanding its international operations by establishing additional foreign locations, hiring personnel, expanding its international sales force and adding new third party channel partners. International revenues may fluctuate in future periods as a result of difficulties in staffing, dependence on an independent distribution channel, competition, variability of foreign economic and political conditions and changing restrictions imposed by regulatory requirements, localized product release timing and related issues of marketing such products in foreign countries.

     Cost of Revenues. Cost of revenues consisted primarily of compensation and other personnel-related costs for consulting services, as well as, the cost of royalties, product media and duplication, manuals, packaging materials and shipping expense. All development costs incurred in connection with the Development Agreement are expensed as incurred and are reported as cost of revenues. The Company's cost of revenues exclude amortization of core technology. The increases in cost of revenues for 2001 and 2000 was due to the overall increase in packaged product sales and increases in compensation and other costs of providing services revenues. These increases were offset in part by a reduction of the level of inventory necessary to fulfill customer orders due to increased market acceptance of corporate and enterprise licenses. As previously mentioned, corporate and enterprise license sales are typically fulfilled with a nominal level of product media and the licenses are delivered electronically. The cost of fulfilling such sales is less than traditional packaged product sales, thereby reducing costs of revenues as a percentage of revenue.

     Gross Margin. The increase in gross margin as a percentage of net revenue from 2000 to 2001 was primarily due to larger reserves for obsolete inventory recorded in 2000. To a lesser extent, this increase was also due to an increase in sales of corporate and enterprise licensing, which have a higher gross margin versus traditional packaged product as a percentage of product revenue. The Company currently anticipates that gross margin as a percentage of net revenues will remain relatively stable as compared with current levels. However, gross margin may fluctuate from time to time based on these factors.

     The decrease in gross margin as a percentage of net revenues from 1999 to 2000 was primarily due to obsolescence charges and the impact of higher consulting services revenue, which has a lower gross profit margin than that associated software licenses. The identified obsolete inventory was destroyed in 2000.

     Research and Development Expenses. Research and development expenses consisted primarily of personnel-related costs. All development costs included in the research and development of software products and enhancements to existing products have been expensed as incurred except for certain intangible assets related to the acquisitions described herein. Increases in research and development expenses in 2001 and 2000 resulted primarily from additional staffing, associated salaries and related expenses. The increase in 2001 was also due to costs incurred for third party software and external consultants and developers used to expand and enhance the Company's product lines, including feature releases of MetaFrame and research and development efforts on anticipated future product offerings.

     Sales, Marketing and Support Expenses. The increase in sales, marketing and support expenses in 2001 and 2000 resulted primarily from increased personnel for sales, services and marketing and associated salaries, commissions and related expenses in order to increase the Company's sales, consulting and marketing efforts. Included in such marketing efforts in 2001 was the Company's expansion of its end-customer sales force in connection with marketing to large corporate enterprise accounts. The increase was also due to a higher level of marketing programs directed at customer and business partner acquisition and retention, and additional promotional activities related to specific products, such as MetaFrame XP introduced in February 2001.

     General and Administrative Expenses. Increases in general and administrative expenses in 2001 and 2000 resulted primarily from increased staff, associated salaries and related expenses necessary to support overall increases in the scope of the Company's operations. The increase during 2001 was also due to increased depreciation from the Company's enterprise resource planning system implemented in 2001, as well as the reallocation of certain overhead costs from other departments into certain general and administrative cost centers and an increase in consulting and accounting fees. The increase in 2000 was also due to an increase in legal fees relating to litigation and general corporate matters.

     Amortization of Intangible Assets. The increases in amortization of goodwill and identifiable intangible assets in 2001 and 2000 are primarily due to the acquisitions of ViewSoft in July 1999, Innovex in February 2000 and Sequoia in April 2001. These acquisitions resulted in additional goodwill and identifiable intangible assets of approximately $31.1 million, $26.7 million and $169.9 million, respectively, at their respective dates of acquisition. Additionally, for 2001, the increase was also due to additional goodwill of approximately $16.2 million associated with purchase price contingencies related to the acquisition of Innovex. As of December 31, 2001, the Company had net goodwill and identifiable intangible assets of $185.9 million, associated with these transactions.

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, which were adopted by the Company on July 1, 2001 and January 1, 2002, respectively. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to an annual impairment test. Other intangibles will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. At the date of adoption, the Company had unamortized goodwill, including acquired work force, in the amount of $152.4 million, which will not be amortized in the future and which will be subject to the annual impairment test of SFAS 142. At January 1, 2002, the Company had unamortized identified intangibles with estimable useful lives in the amount of $36.6 million, which will continue to be amortized in accordance with the provisions of SFAS 141 and 142. For the quarter ended March 31, 2002, the Company expects to record amortization expense of approximately $3.5 million related to these assets. The Company has completed the required impairment tests of goodwill and indefinite-lived intangible assets as of January 1, 2002 and does not anticipate an impairment charge during 2002 upon the adoption of this statement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Which May Affect Future Results."

     In-Process Research and Development. In 1999, the Company completed the acquisition of certain in-process software technologies from ViewSoft, in which it allocated $2.3 million of the purchase price to in-process research and development ("IPR&D"). In April 2001, the Company acquired Sequoia, of which $2.6 million of the purchase price was allocated to IPR&D. The amounts allocated to IPR&D in the respective acquisitions had not reached technological feasibility, had no alternative future use and were written off at the acquisition dates.

     The Company's efforts with respect to the acquired technologies currently consist of integration work and any associated design, development or rework that may be required to support the integration of the technologies into the Company's anticipated future product offerings. The nature of the efforts required to develop and integrate the acquired in-process technology into commercially viable products or features and functionalities within the Company's suite of existing products principally relate to the completion of all planning, designing and testing activities that are necessary to establish that the products can be produced to meet design requirements, including functions, features and technical performance requirements. The

Company currently expects that it will successfully develop products utilizing the acquired in-process technology, but there can be no assurance that commercial viability of any of these products will be achieved. Furthermore, future developments in the software industry, particularly in the server-based computing environment, changes in technology, changes in other products and offerings or other developments may cause the Company to alter or abandon product plans.

     Write-Down of Technology. The Company periodically reviews its goodwill and other intangible assets to determine if any impairment exists. In June 1998, the Company completed its acquisition of APM Ltd. ("APM"). The acquired core technology consisted primarily of a Java software product that would operate in a MetaFrame server environment. At the time of the acquisition, it was anticipated that there was a growing demand for Java client applications. Since the acquisition, the market has not developed as originally anticipated. In the second quarter of 2000, management changed the Java application server product to a Java Performance Pack product, which adds performance enhancements and management tools to other Citrix products. By the fourth quarter of 2000, the Company had developed a Java Performance Pack and was assessing the market demand for this technology. As of December 31, 2000, the Company did not believe that there were sufficient projected cash flows to support the net book value of the core technology associated with the APM acquisition. In addition, the Company determined that there was no alternative future use for the acquired technology. As a result, the Company recorded a write-down of $7.3 million, representing the net book value of the APM core technology as of December 31, 2000.

     In July 1998, the Company completed its acquisition of VDOnet Corporation Ltd. ("VDOnet"). The acquired core technology consisted primarily of the ICA Video Services project which allowed video applications and applications containing videos to be viewed on an ICA client. Subsequent development efforts resulted in the VideoFrame(TM) 1.0 product, which was shipped in the third quarter of 1999, but has resulted in few sales to end-customers. Since the acquisition, the Company has explored alternative uses for the acquired technology. By the third quarter of 2000, the Company was exploring uses related primarily to delivering video applications in a server-based computing environment and video streaming with ICA devices. In the fourth quarter of 2000, the Company reviewed potential modifications to its cash flow projections based on identified alternative uses for the technology. As a result of its evaluation, the Company did not believe that there were sufficient projected cash flows to support the carrying value of the core technology. As a result, the Company recorded a write-down of $1.8 million, representing the net book value of the VDOnet core technology as of December 31, 2000.

     Interest Income. Interest income increased in 2001 as compared to 2000 principally from the Company changing the composition of its investment portfolio in the fourth quarter of 2000 from tax-exempt and taxable to predominantly taxable securities, partially offset by a decrease in interest rates during 2001. The increase in 2000 was primarily due to the full year effect of interest earned on the invested net proceeds from the issuance of the zero coupon convertible subordinated debentures in March 1999 and interest from the increase in cash from operations.

     Interest Expense. The increase in interest expense for 2001 as compared to 2000 was primarily due to interest on contingent payments associated with the Innovex acquisition, as well as the accretion of the original issue discount related to the zero coupon convertible subordinated debentures issued in March 1999. The increase in interest expense in 2000 compared to 1999 was due primarily to accretion of the original issue discount related to the convertible subordinated debentures.

     Other Expense, Net. The change in other expense, net for 2001 compared to 2000 was the result of $7.7 million of losses recorded in 2001 resulting from other-than-temporary declines in the fair value of certain of the Company's equity investments, as well as approximately $2.4 million of foreign exchange losses partially offset by realized gains of $8.0 million associated with purchases and sales of available-for-sale securities and associated contracts.

     Income Taxes. The increase in the effective tax rate from 30% in 2000 to 31% in 2001 resulted primarily from non-deductible goodwill associated with the acquisition of Sequoia offset in part by a rate decrease resulting from increased foreign earnings which were taxed at lower foreign tax rates. In July 1999, the Company changed its organizational structure whereby it moved certain operational and administrative processes to overseas subsidiaries. The repositioning resulted in foreign earnings being taxed at lower foreign tax rates, as the Company's foreign earnings are considered permanently reinvested overseas. As a result of these organizational changes, the Company's effective tax rate decreased to 30% in 2000 from 36% in 1999.

LIQUIDITY AND CAPITAL RESOURCES

     During 2001, the Company generated positive operating cash flows of $229.8 million related primarily to net income of $105.3 million, adjusted for non-cash items including tax benefits from the exercise of non-statutory stock options and disqualifying dispositions of incentive stock options of $28.0 million, depreciation and amortization expenses of $79.6 million, provisions for product returns of $22.5 million (primarily due to the Company's stock rotation program) and the accretion of original issue discount and amortization of financing costs on the Company's convertible subordinated debentures of $17.9 million. These cash inflows were partially offset by an aggregate decrease in cash flow from operating assets and liabilities of $39.4 million. Cash used in investing activities of $382.2 million related primarily to net cash paid for acquisitions (primarily in connection with the acquisition of Sequoia), of $183.8 million, the net purchase of investments of $137.9 million and $60.6 million for the purchase of property and equipment and costs associated with the Company's enterprise resource planning ("ERP") system implementation. Approximately $11.9 million has been capitalized through December 31, 2001 related to the Company's ERP system, and no future capital expenditures are planned in connection with the Company's ERP system. Cash used in financing activities of $83.0 million related primarily to the expenditure of $210.2 million for stock repurchase programs, partially offset by the proceeds from the issuance of common stock under the Company's stock option plans of $117.4 million and $12.0 million generated from premiums received upon the sale of put warrants.

     During 2000, the Company generated positive operating cash flows of $243.2 million related primarily to net income of $94.5 million, adjusted for non-cash items including tax benefits from the exercise of non-statutory stock options and disqualifying dispositions of incentive stock options of $63.9 million, depreciation and amortization expenses of $50.2 million, and provisions for product returns and inventory obsolescence of $34.8 million (primarily due to the Company's stock rotation program). These cash inflows were partially offset by an aggregate decrease in cash flow from operating assets and liabilities of $26.6 million. Cash used in investing activities of $1.8 million for 2000 related primarily to the expenditure of $43.5 million for the purchase of computer equipment, leasehold improvements and office equipment to support the Company's growth and expansion, and net cash paid for acquisitions, primarily Innovex of $30.1 million, partially offset by cash inflows from the net sale of investments totaling $73.2 million. Cash used in financing activities of $82.6 million related primarily to the expenditure of $157.9 million for stock repurchase programs, partially offset by $70.5 million from the issuance of common stock under the Company's stock option and employee stock purchase plans and $4.9 million generated from premiums charged in the sale of put warrants.

     At December 31, 2001, the Company's working capital was $153.6 million compared to $427.3 million at December 31, 2000. The decrease in working capital is primarily due to a shift of cash and investments from short to long-term investments.

     At December 31, 2001, the Company had $65.0 million in accounts receivable, mostly due under normal 30-day payment terms, net of allowances. The increase in accounts receivable compared to 2000 is primarily attributed to the increase in the Company's revenues. From time to time, Citrix may maintain individually significant accounts receivable balances from its distributors or customers, which are comprised of large business enterprises, governments and small and medium-sized businesses. If the financial condition of its distributors or customers deteriorates, the Company's operating results could be adversely affected. One such distributor accounted for approximately 14% of accounts receivable as of December 31, 2001. In 2000, this distributor accounted for 17% of accounts receivable. During these periods, no other distributor or customer accounted for more than 10% of accounts receivable.

     At December 31, 2001, the Company had $746.7 million in cash and investments, including $139.7 million in cash and cash equivalents. The Company's cash and cash equivalents are generally invested in investment grade, highly liquid securities to minimize interest rate risk and allow for flexibility in the event of immediate cash needs. The Company's short and long-term investments consist primarily of corporate securities, municipal securities and commercial paper. The Company's investments are classified as available-for-sale or as held-to-maturity; therefore, the Company does not recognize changes in the fair value of these investments in earnings unless a decline in the fair value of the investments is other-than-temporary. From time to time, the Company makes equity investments that are accounted for under the cost method due to the limited extent of the Company's ownership interest and lack of the Company's ability to exert significant influence over the investees. As of December 31, 2001 and 2000, such investments were recorded at the lower of cost or estimated net realizable value. During 2001, the Company recorded $7.7 million of losses resulting from other-than-temporary declines in fair value of certain of the Company's equity investments. At December 31, 2001, the Company's remaining equity investments were not material.

     The Company leases a significant portion of its worldwide facilities under non-cancelable operating leases. Future payments due under these non-cancelable operating leases are $20.8 million, $18.4 million, $14.7 million, $13.4 million and $11.6 million for the years ending December 31, 2002, 2003, 2004, 2005 and 2006, respectively. Thereafter, payments due total $76.6 million.

     During 2001, the Company purchased Sequoia for approximately $182.6 million in cash. In order to improve the overall credit quality and rebalance the short and long-term maturity of its investment portfolio subsequent to the cash expenditure, the Company sold corporate debt securities that were previously designated as held-to-maturity and purchased higher credit quality corporate debt securities with interest rates that reset quarterly. Additionally, during 2001, the Company terminated a forward bond purchase agreement previously designated as a hedge of forecasted purchases of corporate security investments. The sale of securities and the termination of the forward bond purchase agreement resulted in a realized gain of approximately $8.0 million, which is included in other expense, net on the accompanying consolidated statements of income.

     In March 1999, the Company sold $850 million principal amount at maturity of its zero coupon convertible subordinated debentures (the "Debentures") due in March 2019, in a private placement. The Debentures were priced with a yield to maturity of 5.25% and resulted in net proceeds to the Company of approximately $291.9 million, net of original discount and net of debt issuance costs of $9.6 million. Except under limited circumstances, no interest will be paid prior to maturity. The Debentures are convertible at the option of the security holder at any time on or before the maturity date at a conversion rate of 14.0612 shares of the Company's Common Stock for each $1,000 principal amount at maturity of the Debentures, subject to adjustment in certain events. The Company may redeem the Debentures on or after March 22, 2004, and holders may require the Company to repurchase the Debentures, on fixed dates and at set redemption prices (equal to the issue price plus accrued original discount), beginning on March 22, 2004. The Company's investment program considered the possible redemption of the Debentures in 2004, and it is the current intention of the Company to maintain sufficient liquidity in the event that redemption is required, or the Debentures are otherwise repurchased at the Company's option.

     In December 2000, the Company invested $158.1 million in a trust ("Trust") managed by an investment advisor. The Company's investment comprises all of the Trust's assets. The Trust assets primarily consist of AAA-rated zero-coupon corporate securities that mature on March 22, 2004. The Trust entered into a credit risk swap agreement with the investment advisor, which effectively increased the yield on the Trust assets and for which value the Trust assumed the credit risk of ten investment-grade companies. The effective yield of the Trust, including the credit risk swap agreement, is 6.72% and the principal balance will accrete to $195 million in March 2004. In addition, in November 2001, the Company entered into an interest rate swap agreement with a notional amount of approximately $175 million which has the effect of converting a like amount of floating rate notes in the Company's investment portfolio to a synthetic zero coupon investment due in March 2004 with a maturity value of approximately $190 million. The Company believes that the combined proceeds of these investment transactions will be sufficient to substantially fund the redemption of the Debentures in 2004, if required.

     In October 2000, the Board of Directors approved a program authorizing the Company to repurchase up to $25 million of the Debentures in open market purchases. As of December 31, 2001, 4,500 units of the Company's Debentures representing $1.8 million in principal amount at maturity, had been repurchased under this program for $2.1 million. The Board of Directors' limited authorization to repurchase the Debentures allows the Company to repurchase Debentures when market conditions are favorable.

     On April 15, 1999, the Board of Directors approved a stock repurchase program authorizing the repurchase of up to $200 million of the Company's Common Stock. On April 26, 2001, the Board of Directors increased the scope of the repurchase program by authorizing the Company to repurchase up to $400 million of the Company's Common Stock (inclusive of the $200 million approved in April
1999). In January 2002, the Board of Directors authorized an additional $200 million of repurchase authority under the program, bringing the aggregate amount authorized for repurchase to $600 million. The objective of the Company's stock repurchase program is to minimize the dilutive effect of its stock option programs.

     Pursuant to the Company's stock repurchase program, the Company is authorized to make open market purchases. Purchases will be made from time to time in the open market and paid out of general corporate funds. During 2001 and 2000, the Company purchased 3,135,500 and 2,750,000 shares, respectively, of outstanding Common Stock on the open market for approximately $90.7 million and $57.9 million, respectively. These shares have been recorded as treasury stock.

     Additionally, pursuant to the stock repurchase program, the Company entered into two agreements, with a single counterparty in private transactions to purchase approximately 7.3 million shares of the Company's Common Stock at various times through December 2003. Pursuant to the terms of the agreements, $100 million was paid to the counterparty in 2000 and $50 million was paid in 2001. The ultimate number of shares repurchased will depend on market conditions. During 2001 and 2000, the Company repurchased 2,307,450 shares and 1,067,108 shares, respectively, under this agreement at a total cost of $50.3 million and $18.2 million, respectively. The shares have been recorded as treasury stock.

     In connection with the Company's stock repurchase program, in October 2000, the Board of Directors approved a program authorizing the Company to sell put warrants that entitle the holder of each warrant to sell to the Company, generally by physical delivery, one share of the Company's Common Stock at a specified price. During 2001, the Company sold 3,190,000 put warrants at an average strike price of $28.95 and received premium proceeds of $12.0 million. During 2001, the Company paid $69.5 million for the purchase of 2,190,000 shares upon the exercise of outstanding put warrants, while 1,000,000 put warrants expired unexercised. The Common Shares purchased upon exercise of these put warrants have been recorded as treasury stock. As of December 31, 2001, 1,300,000 put warrants were outstanding, and expired or will expire on various dates between January and March 2002, with exercise prices ranging from $20.75 to $26.42. As of December 31, 2001, the Company has a total potential repurchase obligation of approximately $30.8 million associated with the outstanding put warrants, of which $16.6 million is classified as a put warrant obligation on the consolidated balance sheet. The remaining $14.2 million of outstanding put warrants permit a net-share settlement at the Company's option and do not result in a put warrant obligation on the consolidated balance sheet. The outstanding put warrants classified as a put warrant obligation on the consolidated balance sheet will be reclassified to stockholders' equity when the warrant is exercised or when it expires. Under the terms of the put warrant agreements, the Company must maintain certain levels of cash and investments balances. As of December 31, 2001, the Company had approximately $246.7 million of cash and investments in excess of those required levels.

     During 2001 and 2000, the Company expended an aggregate of $198.2 million and $153.0 million, net of put warrant premiums received, respectively, under all stock repurchase transactions.

     On April 30, 2001, the Company completed the acquisition of Sequoia, a provider of XML-pure portal software, for approximately $182.6 million in cash, including approximately $2.7 million in transaction costs, all of which were paid during 2001. The acquisition was accounted for as a purchase.

     In February 2000, the Company acquired all of the operating assets of Innovex for approximately $47.8 million. At the date of acquisition, the Company paid approximately $28.9 million in consideration and closing costs. Pursuant to the acquisition agreement, the remaining purchase consideration, plus interest, was contingently payable based on future events. During 2001, these contingencies were met, resulting in approximately $16.2 million of additional purchase price and $2.9 million in compensation to the former owners. Pursuant to the acquisition agreement, payment of the contingent amounts and associated interest were made in August 2001 and February 2002 for $10.5 million and $10.7 million, respectively. There are no remaining contingent obligations.

     During 2001 and 2000, a significant portion of the Company's cash inflows were generated by operations. Although the Company believes existing cash and investments together with cash flow expected from operations will be sufficient to meet operating and capital expenditures requirements through 2002, there can be no assurance that future operating results will not vary if the Company experiences a decrease in customer demand or acceptance of future product offerings. The Company may from time to time seek to raise additional funds through public or private offerings of debt or equity securities. There can be no guarantee that such financings will be available when needed or desired or that, if available, such financings will be at terms favorable to the Company or its stockholders. The Company continues to search for suitable acquisition candidates and may acquire or make investments in companies it believes are related to its strategic objectives. Such investments may reduce the Company's available working capital.

CERTAIN FACTORS WHICH MAY AFFECT FUTURE RESULTS

     The Company's operating results and financial condition have varied in the past and may in the future vary significantly depending on a number of factors. From time to time, information provided by the Company or statements made by its employees may contain "forward-looking" information that involves risks and uncertainties. In particular, statements contained in this Form 10-K, and in the documents incorporated by reference into this Form 10-K, that are not historical facts, including, but not limited to statements concerning new prospects, goals, products, product pricing, hiring and marketing plans, license revenues, development of the MetaFrame enhancements and the contribution of MetaFrame to license revenues, the Development Agreement, growth of international revenues, investments in foreign operations and markets, reinvestment of foreign earnings, gross margins, goodwill, intangible assets, impairment charges, amortization, in-process research and development, obsolescence of acquired technologies, anticipated operating and capital expenditure requirements, upgrading of Company's systems, acquisitions, debt redemption obligations, stock repurchases, and potential debt or equity financings constitute forward-looking statements and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are neither promises nor guarantees. The Company's actual results of operations and financial condition have varied and may in the future vary significantly from those stated in any forward-looking statements. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Form 10-K, in the documents incorporated by reference into this Form 10-K or presented elsewhere by management from time to time. Such factors, among others, may have a material adverse effect upon the Company's business, results of operations and financial condition.

  Reliance Upon Strategic Relationship with Microsoft

     Microsoft is the leading provider of desktop operating systems. The Company depends upon the license of key technology from Microsoft, including certain source and object code licenses and technical support. The Company also depends upon its strategic alliance agreement with Microsoft pursuant to which the Company and Microsoft have agreed to cooperate to develop advanced operating systems and promote Windows application program interfaces. The Company's relationship with Microsoft is subject to the following risks and uncertainties, which individually, or in the aggregate, could cause a material adverse effect in the Company's business, results of operations and financial condition:

     - Competition with Microsoft. Microsoft Windows NT Server, Terminal Server Edition and Microsoft Windows 2000 (collectively "Windows Server Operating Systems") are, and future product offerings by Microsoft may be, competitive with the Company's current MetaFrame products, and any future product offerings by the Company.

     - Expiration of Microsoft's Endorsement of the ICA Protocol. Microsoft's obligation to endorse only the Company's ICA protocol as the preferred method to provide multi-user Windows access for devices other than Windows clients expired in November 1999. Microsoft may market or endorse other methods to provide multi-user Windows access to non-Windows client devices, including Microsoft's Remote Desktop Protocol ("RDP").

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

     - Termination of Development Agreement Obligations. The Company's Development Agreement with Microsoft expires in May 2002. Upon expiration, Microsoft may change its Windows Server Operating Systems to render them inoperable with the Company's MetaFrame product offerings. Further, upon termination of the Development Agreement, Microsoft may help third parties compete with the Company's MetaFrame products. Finally, future product offerings by Microsoft may not provide for interoperability with the Company's products. The lack of interoperability between present or future Microsoft products and the Company's products could cause a material adverse effect on the Company's business, results of operations and financial condition.

     - Termination of the Development Agreement Revenues. Upon the expiration of the Company's Development Agreement with Microsoft, the Company will no longer recognize any royalty revenue from the Development Agreement.

     There can be no assurances that the Company's agreements with Microsoft will be extended or renewed by Microsoft upon their respective expirations or that, if renewed or extended, such agreements will be on terms favorable to the Company or its stockholders.

  Fluctuations in Economic and Market Conditions

     The demand for the Company's products depends in part upon the general demand for computer hardware and software, which fluctuates based on numerous factors, including capital spending levels, the spending levels and growth of the Company's current and prospective customers and general economic conditions. Fluctuations in the demand for the Company's products could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the impact of slower IT spending in the future, if any, could impact the Company's financial condition and results of operations.

     The Company's short and long-term investments with various financial institutions are subject to risks inherent with fluctuations in general economic and market conditions. Such fluctuations could cause an adverse effect in the value of such investments and could even result in a total loss of certain of the Company's investments. A total loss of one or more investments could result in an adverse effect on the Company's results of operations and financial condition.

  New Products and Technological Change

     The markets for the Company's products are relatively new and are characterized by:

     - rapid technological change;

     - evolving industry standards;

     - changes in end-customer requirements; and

     - frequent new product introductions and enhancements.

     These market characteristics will require the Company to continually enhance its current products and develop and introduce new products to keep pace with technological developments and respond to evolving end-customer requirements. As is common in the computer software industry, the Company may experience delays in the introduction of new products. Moreover, the Company may experience delays in market acceptance of any new products or new releases of its current products. Additionally, the Company and others may announce new product enhancements or technologies that could replace or shorten the life cycle of the Company's existing product offerings. For example, there can be no guarantee that the Company's development stage, channel-ready portal software product, NFuse Elite, will be introduced when anticipated or desired by the Company, or that upon introduction, NFuse Elite will be accepted by the Company's channel and strategic partners, customers or prospective customers. There can be no assurance that the Company will be able to respond effectively to technological changes or new product announcements by others. If the Company experiences material delays or sales shortfalls with respect to new products or new releases of its current products, such delays and shortfalls could have a material adverse effect on the Company's business, results of operations and financial condition.

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

  Charges in the Event of Impairment

     In January 2002, the Company adopted SFAS No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. As a result, the Company no longer amortizes goodwill and intangible assets deemed to have indefinite lives. However, the Company will continue to have amortization related to certain product and core technologies, trademarks, patents and other intangibles, and the Company must evaluate its intangible assets, including goodwill, at least annually for impairment. If the Company determines that any of its intangible assets are impaired, the Company will be required to take a related charge to earnings.

     Furthermore, at January 1, 2002, the Company had unamortized identified intangibles with estimable useful lives in the amount of $36.6 million, of which $34.0 million consists of product and core technology purchased by the Company in its acquisition of Sequoia. The Company currently intends to commercialize such technology through its new access portal line of products that includes NFuse Elite. If the Company's new access portal line of products is not accepted by the Company's channel and strategic partners, customers or prospective customers, the Company may determine that the value of such purchased technology is impaired and may be required to take a related charge to earnings. Such a charge to earnings could result in a material adverse effect on the Company's results of operations and financial condition.

  Competition

     The markets in which the Company competes are intensely competitive. Certain of its competitors and potential competitors, including Microsoft and Novell, Inc., have significantly greater financial, technical, sales and marketing and other resources than the Company. The announcement of the release and the actual release of products competitive with the Company's existing and future product lines, such as Windows Server

Operating Systems and related enhancements, could cause existing and potential customers of the Company to postpone or cancel plans to license the Company's products. This would adversely impact the Company's business, operating results and financial condition. Further, the Company's ability to market ICA, MetaFrame and other future product offerings may be affected by Microsoft's licensing and pricing scheme for client devices implementing the Company's product offerings, which attach to Windows Server Operating Systems.

     In addition, alternative products exist for Web applications in the Internet software market that directly or indirectly compete with the Company's current products and anticipated future product offerings. Existing or new products that extend Internet software to provide database access or interactive computing (including but not limited to, Microsoft products) can materially impact the Company's ability to sell its products in this market. As markets for the Company's products continue to develop, additional companies, including companies with significant market presence in the computer hardware, software and networking industries may enter the markets in which the Company competes and further intensify competition. Competitors in this market include Microsoft, AOL Time Warner, ORACLE, Sun Microsystems and other makers of Web server application and browser software. Finally, although the Company believes that price has historically been a less significant competitive factor than product performance, reliability and functionality, the Company believes that price competition may become more significant in the future. The Company may not be able to maintain its historic prices and margins, and any inability to do so could adversely affect its business, results of operations and financial condition.

  Dependence Upon Strategic Relationships

     In addition to its relationship with Microsoft, the Company has strategic relationships with IBM, Compaq, Hewlett-Packard and others. The Company depends upon its strategic partners to successfully incorporate the Company's technology into their products and to market and sell such products. If the Company is unable to maintain its current strategic relationships or develop additional strategic relationships, or if any of its key strategic partners are unsuccessful at incorporating the Company's technology into their products or marketing or selling such products, the Company's business, operating results and financial condition could be materially adversely affected.

  Dependence on Proprietary Technology

     The Company relies primarily on a combination of copyright, trademark and trade secret laws, as well as confidentiality procedures and contractual provisions, to protect its proprietary rights. The Company's efforts to protect its proprietary technology rights may not be successful. The loss of any material trade secret, trademark, trade name, or copyright could have a material adverse effect on the Company. Despite the Company's precautions, it may be possible for unauthorized third parties to copy certain portions of the Company's products or to obtain and use information regarded as proprietary. A significant portion of the Company's sales are derived from the licensing of its packaged products under "shrink wrap" license agreements that are not signed by licensees and electronic licensing agreements that may be unenforceable under the laws of certain foreign jurisdictions. In addition, the Company's ability to protect its proprietary rights may be affected by the following:

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

  Need to Attract and Penetrate Large Enterprise Customers

     The Company intends to expand its ability to reach and penetrate large enterprise customers by adding channel partners and expanding its offering of consulting services. The Company's inability to attract and penetrate large enterprise customers could have a material adverse effect on its business, operating results and financial condition. Large enterprise customers usually request special pricing and generally have longer sales cycles, which could negatively impact the Company's revenues. Additionally, as the Company attempts to attract and penetrate large enterprise customers, it may need to increase corporate branding activities, which will increase the Company's operating expenses, but may not proportionally increase its operating revenues.

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

     Further, the Company may maintain individually significant accounts receivable balances with certain distributors. For example, one such distributor accounted for approximately 14% of accounts receivable as of December 31, 2001. In 2000, the same distributor accounted for 17% of accounts receivable. If the financial condition of such distributors deteriorates and such distributors significantly delay or default on their payment obligations, such delays or defaults could result in a material adverse effect on the Company's business, results of operations and financial condition.

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

  Maintenance of Growth Rate

     The Company's revenue growth rate in 2002 may not approach the levels attained in recent years. The Company's growth during recent years is largely attributable to the introduction of MetaFrame for Windows in mid-1998. There can be no assurance that the markets in which the Company operates, including the application server market and the Internet products market, will grow in the manner predicted by independent third parties. In addition, to the extent revenue growth continues, the Company believes that its cost of revenues and certain operating expenses will also increase. Due to the fixed nature of a significant portion of such expenses, together with the possibility of slower revenue growth, the Company's income from operations and cash flows from operating and investing activities may decrease as a percentage of revenues in 2002.

  In-Process Research and Development Valuation

     The Company has in the past re-evaluated the amounts charged to in-process research and development in connection with certain acquisitions and licensing arrangements. The amount and rate of amortization of such amounts are subject to a number of risks and uncertainties, including, without limitation, the effects of any changes in accounting standards or guidance adopted by the staff of the Securities and Exchange Commission or the accounting profession. Any changes in accounting standards or guidance adopted by the staff of the Securities and Exchange Commission, may materially adversely affect future results of operations through increased amortization expense. Moreover, no assurance can be given that actual revenues and operating profit attributable to acquired in-process research and development will not deviate from the projections used to initially value in-process research and development when acquired. Ongoing operations and financial results for acquired assets and licensed technology, and the Company as a whole, are subject to a variety of factors, which may not have been known or estimable at the date of such transactions.

     Additionally, in 1999, the Company completed the acquisition of certain in-process software technologies from ViewSoft, in which it allocated $2.3 million of the purchase price to in process research and development. In April 2001, the Company acquired Sequoia, of which $2.6 million of the purchase price was allocated to in-process research and development. The Company's efforts with respect to the acquired technologies currently consist of integration work and any associated design, development or rework that may be required to support the integration of the technology into the Company's anticipated future product offerings. Failure to complete the development of the Company's anticipated future product offerings in their entirety, or in a timely manner, could have a material adverse impact on the Company's financial condition and results of operations. The Company is currently unable to determine the impact of such delays on its business, future results of operations and financial condition. There can be no assurance that the Company will not incur additional charges in subsequent periods to reflect costs associated with completing such projects or that the Company will be successful in its efforts to integrate and further develop these technologies.

  Role of Mergers and Acquisitions

     Mergers and acquisitions involve numerous risks, including the following:

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

     Mergers and acquisitions of high-technology companies are inherently risky, and no assurance can be given that the Company's previous, including the Company's acquisition of Sequoia, or future acquisitions will be successful and will not have a material adverse affect on the Company's business, operating results or financial condition. In addition, there can be no assurance that the combined company resulting from any such acquisition can continue to support the growth achieved by the companies separately. The Company must also focus on its ability to manage and integrate any such acquisition. Failure to manage growth effectively and successfully integrate acquired companies could adversely affect the Company's business and operating results.

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

  Dependence on Key Personnel

     The Company's success will depend, in large part, upon the services of a number of key employees. The Company does not have long-term employment agreements with any of its key personnel. Any officer or employee can terminate his or her relationship with the Company at any time.

     The effective management of the Company's anticipated growth will depend, in a large part, upon the Company's ability to (i) retain its highly skilled technical, managerial and marketing personnel; and (ii) to attract and maintain replacements for and additions to such personnel in the future. Competition for such personnel may affect the Company's ability to successfully attract, assimilate or retain sufficiently qualified personnel.

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

  Volatility of Stock Price

     The market price for the Company's Common Stock has been volatile and has fluctuated significantly to date. The trading price of the Common Stock is likely to continue to be highly volatile and subject to wide fluctuations in response to factors such as actual or anticipated variations in operating and financial results, anticipated revenue or earnings growth, analyst reports or recommendations and other events or factors, many of which are beyond the Company's control. In addition, the stock market in general, and The Nasdaq National Market and the market for software companies and technology companies in particular, have experienced extreme price and volume fluctuations. These broad market and industry factors may materially and adversely affect the market price of the Common Stock, regardless of the Company's actual operating performance. In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted against such companies. For example, several class-action lawsuits were instituted against the Company, its directors, and certain of its officers in 2000 following a decline in the Company's stock price. Such litigation could result in substantial costs and a diversion of management's attention and resources, which would have a material adverse effect on the Company's business, financial condition and results of operations.

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

     The Company plans to increase its professional staff during 2002 as it expands sales, marketing and support and product development efforts, as well as associated administrative systems, to support planned growth and business objectives. As a result of this planned growth in the size of its staff, the Company believes that it may require additional domestic and international facilities during 2002. Although the Company believes that the cost of such additional facilities will not significantly impact its financial position or results of operations, the Company anticipates that operating expenses will increase during 2002 as a result of its planned growth in staff. Such an increase in operating expenses may reduce its income from operations and cash flows from operating activities in 2002.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The following discussion about the Company's market risk includes "forward-looking statements" that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. The analysis methods used by the Company to assess and mitigate risk discussed below should not be considered projections of future events, gains or losses.

     The Company is exposed to financial market risks, including changes in interest rates and foreign currency exchange rates which may adversely affect its results of operations or financial condition. To mitigate foreign currency and interest rate risk, the Company utilizes derivative financial instruments. The Company does not use derivative financial instruments for speculative or trading purposes. The counter-parties to the Company's derivative instruments are major financial institutions. All of the potential changes noted below are based on sensitivity analyses performed on the Company's financial position at December 31, 2001. Actual results may differ materially.

     Discussions of the Company's accounting policies for derivatives and hedging activities are included in Notes 2 and 13 of "Notes to Consolidated Financial Statements," which appears in Item 8 of this report.

 Exposure to Exchange Rates

     A substantial majority of the Company's overseas expense and capital purchasing activities are transacted in local currencies, primarily British pounds sterling, Euros, Swiss francs, and Australian dollars. To protect against increases in expenses and the volatility of resulting future cash flows caused by changes in currency exchange rates, the Company has established a hedging program. The Company uses foreign currency forward contracts to hedge certain forecasted foreign currency expenditures. The Company's hedging program reduces, but does not entirely eliminate, the impact of currency exchange rate movements.

     At December 31, 2001 and 2000, the Company had in place foreign currency forward contracts with a notional amount of $47.9 million and $53.0 million, respectively. The fair value of these contracts at December 31, 2001 and 2000 were $0.2 million and $1.1 million, respectively. Based on a hypothetical 10% appreciation of the U.S. dollar from December 31, 2001 market rates the fair value of the Company's foreign currency forward contracts would decrease by $4.8 million. Conversely, a hypothetical 10% depreciation of the U.S. dollar from December 31, 2001 market rates would increase the fair value of the Company's foreign currency forward contracts by $4.8 million. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates quantified above, changes in exchange rates may also change the dollar value of sales and affect the volume of sales as competitors products become more or less attractive. The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in levels of local currency prices or sales reported in U.S. dollars. The Company does not anticipate any material adverse impact to its consolidated financial position, results of operations, or cash flows as a result of these forward foreign exchange contracts.

 Exposure to Interest Rates

     In order to better manage its exposure to interest rate risk, in November 2001 the Company entered into an interest rate swap agreement. The swap agreement, with a notional amount of $174.6 million converts the floating rate return on the Company's non-trading investment portfolio, to a fixed rate. The fair value of the interest rate swap at December 31, 2001 was $0.1 million. Based upon a hypothetical 1% increase in the market interest rate as of December 31, 2001, the fair value of this asset would have decreased by approximately $3.6 million. The Company also maintains a non-trading investment portfolio of investment grade, highly liquid, debt securities, which limits the amount of credit exposure to any one issue, issuer, or type of instrument. The securities in the Company's investment portfolio are not leveraged. The securities classified as available-for-sale are subject to interest rate risk. The modeling technique used measures the change in fair values arising from an immediate hypothetical shift in market interest rates and assumes that ending fair values include principal plus accrued interest, dividends and reinvestment income. If market interest rates were to increase by 100 basis points from December 31, 2001 and 2000 levels, the fair value of the portfolio would decline by approximately $1.1 million and $10.4 million, respectively.

     These amounts are determined by considering the impact of the hypothetical interest rates on the Company's interest rate swap agreements and non-trading investment portfolio. This analysis does not consider the effect of credit risk as a result of the reduced level of overall economic activity that could exist in such an environment.

ITEM 8. FINANCIAL STATEMENTS AND SCHEDULES

     The Company's Consolidated Financial Statements and related financial statement schedule, together with the report of independent certified public accountants, appear at pages F-1 through F-32, respectively, of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in or disagreements with accountants on accounting or financial disclosure matters during the Company's two most recent fiscal years.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 2001.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 2001.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 2001.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 2001.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1. CONSOLIDATED FINANCIAL STATEMENTS.

     For a list of the consolidated financial information included herein, see Index on Page F-1.

     2. FINANCIAL STATEMENT SCHEDULES.

     The following consolidated financial statement schedule is included in Item 8:

        Valuation and Qualifying Accounts

     3. LIST OF EXHIBITS.

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
  2.1(1)      Agreement and Undertaking by and among the Non-Executive
              Directors of APM Limited, the Executive Directors of APM
              Limited, and Citrix Systems, Inc.
  2.2(1)      Recommended Offers by Citrix Systems, Inc. for APM Limited
  2.3(2)      Asset Purchase Agreement dated February 15, 2000 by and
              among the Company, Innovex Group, Inc. and certain
              stockholders of Innovex
  2.4(10)     Agreement and Plan of Merger, dated as of March 20, 2001, by and among Citrix Systems, Inc., Soundgarden Acquisition
              Corp. and Sequoia Software Corporation
  3.1(3)      Amended and Restated Certificate of Incorporation of the
              Company
  3.2(3)      Amended and Restated By-laws of the Company
  3.3(4)      Certificate of Amendment of Amended and Restated Certificate
              of Incorporation
  4.1(3)      Specimen certificate representing the Common Stock
  4.2(5)      Indenture by and between the Company and State Street Bank and Trust Company as Trustee dated as of March 22, 1999,
              including the form of Debenture.
  4.3(5)      Form of Debenture (included in Exhibit 4.2).
  4.3(5)      Registration Rights Agreement by and between the Company and
              Credit Suisse First Boston Corporation dated as of March 22,
              1999.
 10.1(3)*     1989 Stock Option Plan
 10.2*        Third Amended and Restated 1995 Stock Plan
 10.3*        Second Amended and Restated 1995 Non-Employee Director Stock
              Option Plan
 10.4*        Second Amended and Restated 1995 Employee Stock Purchase
              Plan
 10.5(6)*     Amended and Restated 2000 Director and Officer Stock Option
              and Incentive Plan
 10.6(3)      Microsoft Corporation Source Code Agreement between the
              Company and Microsoft Corporation ("Microsoft") dated
              November 15, 1989
 10.7(3)      Amendment No. 1 to the Source Code Agreement between the
              Company and Microsoft dated October 1, 1992
 10.8(3)      License Agreement for Microsoft OS/2 Version Releases 1.x,
              2.x between the Company and Microsoft dated August 15, 1990
 10.9(3)      Amendment No. 1 to the License Agreement between the Company and Microsoft dated August 15, 1990, Contract No. 5198-0228 dated May 6, 1991
 10.10(3)     Amendment No. 2 to License Agreement between the Company and
              Microsoft for Microsoft OS/2 Version Releases 1.x, 2.x,
              dated October 1, 1992
 10.11(3)     Amendment No. 3 to the License Agreement between the Company and Microsoft dated August 15, 1990, Contract No. 5198-0228 dated January 1, 1994
 10.12(3)     Amendment No. 4 to the License Agreement between the Company and Microsoft dated August 15, 1990, dated January 31, 1995
 10.13(3)     Strategic Alliance Agreement between the Company and
              Microsoft dated December 12, 1991
 10.14(3)     Form of Indemnification Agreement
 10.15(7)     License, Development and Marketing Agreement dated July 9,
              1996 between the Company and Microsoft Corporation

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
 10.16(8)     License, Development and Marketing Agreement dated May 9,
              1997 between the Company and Microsoft Corporation
 10.17(9)     Amendment No. 1 to License, Development and Marketing
              Agreement dated May 9, 1997 between The Company and
              Microsoft Corporation
 10.18        Employment Agreement dated as of August 1, 2001 by and
              between the Company and Roger W. Roberts
 10.19        Amendment to Employment Agreement with Roger W. Roberts as of January 17, 2002
 21.1         List of Subsidiaries
 23.1         Consent of Ernst & Young LLP
 24.1         Power of Attorney (Included in signature page)

---------------

  * Indicates a management contract or any compensatory plan, contract or arrangement.

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

 (6) Incorporated herein by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

 (7) Incorporated herein by reference to Exhibit 10 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

 (8) Incorporated herein by reference to Exhibit 10 of the Company's Current Report on Form 8-K dated as of May 9, 1997.

 (9) Incorporated herein by reference to Exhibit 10 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

(10) Incorporated by reference herein to Exhibit 2 of the Company's Schedule 13D Report dated as of March 28, 2001.

(b) REPORTS ON FORM 8-K.

     There were no reports on Form 8-K filed by the Company during the fourth quarter of 2001.

(c) EXHIBITS.

     The Company hereby files as part of this Form 10-K the exhibits listed in
Item 14(a)(3) above. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the Securities and Exchange Commission, 450 Fifth Street, N.W., Room 1024, Washington, D.C., and at the Commission's regional offices at CitiCorp Center, 500 West Madison Street, Suite 1400, Chicago, IL 60661-2511 233 Broadway, 13th floor, New York, NY 10279. Copies of such material can also be obtained from the Public Reference Section of the Commission, 450 Fifth Street, N.W., Washington, D.C. 29549, at prescribed rates.

(d) FINANCIAL STATEMENT SCHEDULE.

     The Company hereby files as part of this Form 10-K the consolidated financial statement schedule listed in Item 14(a)(2) above, which is attached hereto.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Fort Lauderdale, Florida on the 27th day of March, 2002.

                                          CITRIX SYSTEMS, INC.

                                          By: /s/   MARK B. TEMPLETON
                                            ------------------------------------
                                                     Mark B. Templeton
                                               President and Chief Executive
                                                           Officer

                        POWER OF ATTORNEY AND SIGNATURES

     We, the undersigned officers and directors of Citrix Systems, Inc., hereby severally constitute and appoint Mark B. Templeton and John P. Cunningham, and each of them singly, our true and lawful attorneys, with full power to them and each of them singly, to sign for us in our names in the capacities indicated below, all amendments to this report, and generally to do all things in our names and on our behalf in such capacities to enable Citrix Systems, Inc. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on the 27th day of March, 2002.

                    SIGNATURE                                             TITLE(S)
                    ---------                                             --------

               /s/ ROGER W. ROBERTS                  Chairman of the Board of Directors
 ------------------------------------------------
                 Roger W. Roberts

              /s/ MARK B. TEMPLETON                  President, Chief Executive Officer and Director
 ------------------------------------------------      (Principal Executive Officer)
                Mark B. Templeton

              /s/ JOHN P. CUNNINGHAM                 Chief Financial Officer and Senior Vice President
 ------------------------------------------------      of Finance and Operations (Principal Financial
                John P. Cunningham                     Officer)

                 /s/ DAVID URBANI                    Vice President, Finance (Principal Accounting
 ------------------------------------------------      Officer)
                   David Urbani

               /s/ KEVIN R. COMPTON                  Director
 ------------------------------------------------
                 Kevin R. Compton

                /s/ STEPHEN M. DOW                   Director
 ------------------------------------------------
                  Stephen M. Dow

              /s/ ROBERT N. GOLDMAN                  Director
 ------------------------------------------------
                Robert N. Goldman

                    SIGNATURE                                             TITLE(S)
                    ---------                                             --------


                /s/ TYRONE F. PIKE                   Director
 ------------------------------------------------
                  Tyrone F. Pike

                /s/ JOHN W. WHITE                    Director
 ------------------------------------------------
                  John W. White

               /s/ MARVIN W. ADAMS                   Director
 ------------------------------------------------
                 Marvin W. Adams

              /s/ KENNETH E. LONCHAR                 Director
 ------------------------------------------------
                Kenneth E. Lonchar

                              CITRIX SYSTEMS, INC.

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

     The following consolidated financial statements of Citrix Systems, Inc. are included in Item 8:

Report of Independent Certified Public Accountants..........    F-2
Consolidated Balance Sheets -- December 31, 2001 and 2000...    F-3
Consolidated Statements of Income -- Years ended December
  31, 2001, 2000 and 1999...................................    F-4
Consolidated Statements of Stockholders' Equity -- Years
  ended December 31, 2001, 2000 and 1999....................    F-5
Consolidated Statements of Cash Flows -- Years ended
  December 31, 2001, 2000 and 1999..........................    F-6
Notes to Consolidated Financial Statements..................    F-7

     The following consolidated financial statement schedule of Citrix Systems, Inc. is included in Item 14(a):

Schedule II Valuation and Qualifying Accounts...............   F-32

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Citrix Systems, Inc.

     We have audited the accompanying consolidated balance sheets of Citrix Systems, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Citrix Systems, Inc. at December 31, 2001 and 2000 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ ERNST & YOUNG LLP

West Palm Beach, Florida
January 17, 2002, except for the
  second paragraph of Note 17, as
  to which the date is February 22, 2002

                              CITRIX SYSTEMS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
                                                               (IN THOUSANDS, EXCEPT
                                                                    PAR VALUE)
                                       ASSETS
Current assets:
  Cash and cash equivalents.................................  $  139,693   $  375,025
  Short-term investments....................................      77,078       91,612
  Accounts receivable, net of allowances of $12,069 and
     $10,601 at 2001 and 2000, respectively.................      65,032       37,299
  Inventories...............................................       3,568        4,622
  Prepaid taxes.............................................       6,069       26,715
  Other prepaids and current assets.........................      21,444       11,493
  Current portion of deferred tax assets....................      33,171       39,965
                                                              ----------   ----------
     Total current assets...................................     346,055      586,731
Long-term investments.......................................     529,894      382,524
Property and equipment, net.................................      90,110       55,559
Intangible assets, net......................................     188,977       52,339
Long-term portion of deferred tax assets, net...............      25,071       18,977
Other assets, net...........................................      28,123       16,443
                                                              ----------   ----------
                                                              $1,208,230   $1,112,573
                                                              ==========   ==========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses.....................  $  111,928   $   78,739
  Current portion of deferred revenues......................      80,573       80,648
                                                              ----------   ----------
     Total current liabilities..............................     192,501      159,387
Long-term portion of deferred revenues......................       5,631       14,082
Convertible subordinated debentures.........................     346,214      330,497
Commitments and contingencies
Put warrants................................................      16,554       15,732
Stockholders' equity:
  Preferred stock at $.01 par value: 5,000 shares
     authorized, none issued and outstanding................          --           --
  Common stock at $.001 par value: 1,000,000 shares
     authorized; 196,627 and 187,872 issued at 2001 and
     2000, respectively.....................................         197          188
  Additional paid-in capital................................     507,857      351,053
  Retained earnings.........................................     425,877      320,617
  Accumulated other comprehensive loss......................         (84)      (2,943)
                                                              ----------   ----------
                                                                 933,847      668,915
  Less -- common stock in treasury, at cost (11,450 and
     3,817 shares in 2001 and 2000, respectively)...........    (286,517)     (76,040)
                                                              ----------   ----------
     Total stockholders' equity.............................     647,330      592,875
                                                              ----------   ----------
                                                              $1,208,230   $1,112,573
                                                              ==========   ==========

                            See accompanying notes.

                              CITRIX SYSTEMS, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2001        2000        1999
                                                              ---------   ---------   ---------
                                                               (IN THOUSANDS, EXCEPT PER SHARE
                                                                        INFORMATION)
Revenues:
  Revenues..................................................  $551,799    $430,548    $363,455
  Other revenues............................................    39,830      39,898      39,830
                                                              --------    --------    --------
     Total net revenues.....................................   591,629     470,446     403,285
                                                              --------    --------    --------
Cost of revenues:
  Cost of revenues (excluding amortization, presented
     separately below)......................................    29,848      28,483      13,745
  Cost of other revenues....................................        --         571         834
                                                              --------    --------    --------
     Total cost of revenues.................................    29,848      29,054      14,579
                                                              --------    --------    --------
Gross margin................................................   561,781     441,392     388,706
Operating expenses:
  Research and development..................................    67,699      50,622      37,363
  Sales, marketing and support..............................   224,108     180,384     121,302
  General and administrative................................    85,212      58,685      37,757
  Amortization of intangible assets.........................    48,831      30,395      18,480
  In-process research and development.......................     2,580          --       2,300
  Write-down of technology..................................        --       9,081          --
                                                              --------    --------    --------
     Total operating expenses...............................   428,430     329,167     217,202
                                                              --------    --------    --------
Income from operations......................................   133,351     112,225     171,504
Interest income.............................................    42,006      41,313      25,302
Interest expense............................................   (20,553)    (17,099)    (12,532)
Other expense, net..........................................    (2,253)     (1,422)     (1,549)
                                                              --------    --------    --------
Income before income taxes..................................   152,551     135,017     182,725
Income taxes................................................    47,291      40,505      65,781
                                                              --------    --------    --------
Net income..................................................  $105,260    $ 94,512    $116,944
                                                              ========    ========    ========
Earnings per common share:
  Basic earnings per share..................................  $   0.57    $   0.51    $   0.66
                                                              ========    ========    ========
  Weighted average shares outstanding.......................   185,460     184,804     176,260
                                                              ========    ========    ========
Earnings per common share -- assuming dilution:
  Diluted earnings per share................................  $   0.54    $   0.47    $   0.61
                                                              ========    ========    ========
  Weighted average shares outstanding.......................   194,498     199,731     192,566
                                                              ========    ========    ========

                            See accompanying notes.

                              CITRIX SYSTEMS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                  ACCUMULATED     COMMON
                                        COMMON STOCK     ADDITIONAL                  OTHER       STOCK IN        TOTAL
                                      ----------------    PAID-IN     RETAINED   COMPREHENSIVE   TREASURY    STOCKHOLDERS'
                                      SHARES    AMOUNT    CAPITAL     EARNINGS       LOSS         AT COST        EQUITY
                                      -------   ------   ----------   --------   -------------   ---------   --------------
                                                                         (IN THOUSANDS)
Balance at December 31, 1998........  171,846    $172     $188,121    $109,161      $    --      $      --      $297,454
Exercise of stock options...........    9,220       9       69,753          --           --             --        69,762
Common stock issued under employee
  stock purchase plan...............       27      --          604          --           --             --           604
Tax benefit from employer stock
  plans.............................       --      --       50,843          --           --             --        50,843
Unrealized loss on
  available-for-sale securities, net
  of related taxes..................       --      --           --          --       (2,537)            --        (2,537)
Net income..........................       --      --           --     116,944           --             --       116,944
                                      -------    ----     --------    --------      -------      ---------      --------
Balance at December 31, 1999........  181,093     181      309,321     226,105       (2,537)            --       533,070
Exercise of stock options...........    6,698       7       69,146          --           --             --        69,153
Common stock issued under employee
  stock purchase plan...............       78      --        1,262          --           --             --         1,262
Common stock issued upon debt
  conversion........................        3      --           73          --           --             --            73
Tax benefit from employer stock
  plans.............................       --      --       63,923          --           --             --        63,923
Proceeds from sale of put
  warrants..........................       --      --        4,870          --           --             --         4,870
Put warrant obligations.............       --      --      (15,732)         --           --             --       (15,732)
Repurchase of common stock..........       --      --           --          --           --        (76,040)      (76,040)
Cash paid in advance for share
  repurchase contract, net of shares
  received..........................       --      --      (81,810)         --           --             --       (81,810)
Unrealized loss on
  available-for-sale securities, net
  of related taxes..................       --      --           --          --         (406)            --          (406)
Net income..........................       --      --           --      94,512           --             --        94,512
                                      -------    ----     --------    --------      -------      ---------      --------
Balance at December 31, 2000........  187,872     188      351,053     320,617       (2,943)       (76,040)      592,875
Exercise of stock options...........    8,541       9      113,331          --           --             --       113,340
Common stock issued under employee
  stock purchase plan...............      214      --        4,008          --           --             --         4,008
Common stock issued upon debt
  conversion........................       --      --            2          --           --             --             2
Tax benefit from employer stock
  plans.............................       --      --       28,011          --           --             --        28,011
Proceeds from sale of put
  warrants..........................       --      --       12,019          --           --             --        12,019
Put warrant obligations, net of
  expired put warrants..............       --      --         (822)         --           --             --          (822)
Repurchase of common stock..........       --      --           --          --           --       (210,477)     (210,477)
Cash paid in advance for share
  repurchase contract, net of shares
  received..........................       --      --          255          --           --             --           255
Unrealized gain on forward contracts
  and interest rate swap, net of
  reclassification adjustments and
  net of related taxes..............       --      --           --          --           84             --            84
Unrealized gain on
  available-for-sale securities, net
  of related taxes..................       --      --           --          --        2,775             --         2,775
Net income..........................       --      --           --     105,260           --             --       105,260
                                      -------    ----     --------    --------      -------      ---------      --------
Balance at December 31, 2001........  196,627    $197     $507,857    $425,877      $   (84)     $(286,517)     $647,330
                                      =======    ====     ========    ========      =======      =========      ========

                            See accompanying notes.

                              CITRIX SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2001        2000        1999
                                                              ---------   ---------   ---------
                                                                       (IN THOUSANDS)
OPERATING ACTIVITIES
Net income..................................................  $ 105,260   $  94,512   $ 116,944
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Amortization of intangible assets.........................     48,831      30,395      18,480
  Depreciation and amortization of property and equipment...     30,757      19,853       9,083
  Other-than-temporary decline in fair value of
    investments.............................................      7,689          --          --
  In-process research and development.......................      2,580          --       2,300
  Write-down of technology..................................         --       9,081          --
  Provision for doubtful accounts receivable................      2,784         377         584
  Provision for product returns.............................     22,533      27,883      20,879
  Provision for inventory obsolescence......................      2,292       6,932       1,982
  Tax benefit related to the exercise of non-statutory stock options and disqualified dispositions of incentive stock
    options.................................................     28,011      63,923      50,843
  Accretion of original issue discount and amortization of
    financing cost..........................................     17,853      16,911      12,592
  Other non-cash items......................................        607          --          --
  Changes in operating assets and liabilities, net of
    effects of acquisitions:
    Accounts receivable.....................................    (50,665)     (8,625)    (43,993)
    Inventories.............................................     (1,238)     (3,762)     (5,641)
    Prepaid expenses and other current assets...............     12,648       4,614     (32,762)
    Other assets............................................    (12,034)         (2)     (7,277)
    Deferred tax assets.....................................      2,471      (2,200)    (14,674)
    Accounts payable and accrued expenses...................      5,523      18,799      25,062
    Deferred revenues.......................................     (8,630)    (26,987)     22,970
    Income taxes payable....................................     12,571      (8,467)      6,649
                                                              ---------   ---------   ---------
Net cash provided by operating activities...................    229,843     243,237     184,021
INVESTING ACTIVITIES
Purchases of investments....................................   (553,490)   (569,795)   (547,510)
Proceeds from sales and maturities of investments...........    415,633     642,986     151,284
Purchases of property and equipment.........................    (60,557)    (43,532)    (26,313)
Cash paid for acquisitions, net of cash acquired............   (183,754)    (30,102)    (32,673)
Cash paid for licensing agreement...........................         --      (1,333)     (2,333)
                                                              ---------   ---------   ---------
Net cash used in investing activities.......................   (382,168)     (1,776)   (457,545)
FINANCING ACTIVITIES
Net proceeds from issuance of common stock..................    117,350      70,488      70,366
Net proceeds from issuance of convertible subordinated
  debentures................................................         --          --     291,920
Cash paid to repurchase convertible subordinated
  debentures................................................     (2,141)         --          --
Cash paid under stock repurchase programs...................   (210,222)   (157,850)         --
Proceeds from sale of put warrants..........................     12,019       4,870          --
Other.......................................................        (13)        (60)       (192)
                                                              ---------   ---------   ---------
Net cash (used in) provided by financing activities.........    (83,007)    (82,552)    362,094
                                                              ---------   ---------   ---------
Change in cash and cash equivalents.........................   (235,332)    158,909      88,570
Cash and cash equivalents at beginning of year..............    375,025     216,116     127,546
                                                              ---------   ---------   ---------
Cash and cash equivalents at end of year....................  $ 139,693   $ 375,025   $ 216,116
                                                              =========   =========   =========

SUPPLEMENTAL CASH FLOW INFORMATION

     The Company paid income taxes of approximately $7,991, $9,277 and, $40,894 in 2001, 2000 and 1999, respectively. Additionally, the Company paid interest of approximately $1,221, $23, and $7 during the years ended December 31, 2001, 2000 and 1999, respectively.

                            See accompanying notes.

                              CITRIX SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION

     Citrix Systems, Inc. ("Citrix" or the "Company"), a Delaware corporation founded on April 17, 1989, is a leading supplier of corporate application and information infrastructure software and services that enable the effective and efficient enterprise-wide deployment and management of applications and information, including those designed for Microsoft Windows(R) operating systems, UNIX(R) operating systems and for Web-based information systems. The Company's MetaFrame(R) products permit organizations to provide virtual access to Windows-based and UNIX applications without regard to location, network connection, or type of client hardware platforms. The Company also provides portal software and services that are designed to provide personalized, secure Web-based access to a wide variety of business information from any location, device or connection. The Company markets its products through multiple direct and indirect channels such as distributors, value-added resellers and original equipment manufacturers worldwide. The Company also promotes its products through strategic alliance agreements with a wide variety of industry partners, including Microsoft Corporation ("Microsoft").

2.  SIGNIFICANT ACCOUNTING POLICIES

  Consolidation Policy

     The consolidated financial statements of the Company include the accounts of its wholly-owned subsidiaries, primarily in Europe and Asia-Pacific. All significant transactions and balances between the Company and its subsidiaries have been eliminated in consolidation.

  Cash and Cash Equivalents

     For the purposes of the consolidated statements of cash flows, cash and cash equivalents include marketable securities which are primarily commercial paper, money market funds, municipal securities, government securities and corporate securities with initial or remaining contractual maturities when purchased of three months or less. The Company minimizes its credit risk associated with cash and cash equivalents by investing in high quality, investment grade instruments and periodically evaluating the credit quality of its primary financial institutions.

  Investments

     Short-term investments at December 31, 2001 primarily consist of municipal securities, corporate securities, and commercial paper. Long-term investments at December 31, 2001 primarily consist of commercial paper, municipal securities and corporate securities. Investments classified as available-for-sale are stated at fair value with unrealized gains and losses, net of taxes, reported in other comprehensive loss. Investments classified as held-to-maturity are stated at amortized cost. The Company does not recognize changes in the fair value of these investments in income currently unless a decline in value is considered other-than-temporary. From time to time, the Company makes equity investments that are accounted for under the cost method due to the limited extent of the Company's ownership interest and the lack of the Company's ability to exert significant influence over the investees. As of December 31, 2001 and 2000, such investments were recorded at the lower of cost or estimated net realizable value. The Company periodically evaluates the carrying value of its investments to determine if there has been any impairment of value that is other-than-temporary. During 2001, the Company recorded $7.7 million of losses resulting from other-than-temporary declines in fair value of certain of the Company's equity investments. At December 31, 2001, the Company's remaining equity investments were not material.

     The Company minimizes its credit risk associated with investments by investing primarily in high quality investment grade securities. The Company maintains investments with various financial institutions. The Company's policy is designed to limit exposure to any one institution depending on credit quality and periodic

                              CITRIX SYSTEMS, INC.

evaluations of the relative credit standing of those financial institutions are considered in the Company's investment strategy.

  Accounts Receivable

     Substantially all of the Company's accounts receivable are due from distributors and value-added resellers of computer software. Collateral is not required. Credit losses and expected product returns are provided for in the consolidated financial statements and have been within management's expectations. If the financial condition of a significant distributor or customer were to deteriorate, the Company's operating results could be adversely affected. One distributor accounted for approximately 14% and 17% of accounts receivable at December 31, 2001 and 2000, respectively. No other distributor or customer accounted for more than 10% of accounts receivable.

  Inventories

     Inventories, consisting primarily of finished goods, are stated at the lower of cost (determined by the first-in, first-out method) or market. When necessary, a provision has been made to reduce obsolete or excess inventories to market.

  Property and Equipment

     Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which is generally three years for computer equipment, software, office equipment and furniture, the lesser of the lease term or five years for leasehold improvements and seven years for the enterprise resource planning system. Assets under capital leases are amortized over the shorter of the asset life or the remaining lease term. Amortization of assets under capital leases is included in depreciation expense. Accumulated amortization of equipment under capital leases approximated $0.4 million at December 31, 2001 and 2000, respectively.

     Property and equipment consist of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
Computer equipment..........................................  $ 50,561   $ 37,834
Software....................................................    38,028     21,836
Property, equipment and furniture...........................    30,833     10,937
Leasehold improvements......................................    25,930     19,915
Land........................................................     9,062         --
Equipment under capital leases..............................       451        406
                                                              --------   --------
                                                               154,865     90,928
Less accumulated depreciation and amortization..............   (64,755)   (35,369)
                                                              --------   --------
                                                              $ 90,110   $ 55,559
                                                              ========   ========

  Intangible Assets

     Goodwill and other intangible assets are amortized using the straight-line method over periods ranging from two to five years.

                              CITRIX SYSTEMS, INC.

     Intangible assets consist of the following:

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2001        2000
                                                              ---------   --------
                                                                 (IN THOUSANDS)
Goodwill....................................................  $ 192,713   $ 53,400
Core technology.............................................     65,706     37,650
Other intangibles...........................................     38,600     20,500
                                                              ---------   --------
                                                                297,019    111,550
Less accumulated amortization...............................   (108,042)   (59,211)
                                                              ---------   --------
                                                              $ 188,977   $ 52,339
                                                              =========   ========

  Long-Lived Assets

     The Company reviews long-lived assets and goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. If this review indicates that such assets will not be recoverable, as generally determined based on estimated undiscounted cash flows over the remaining amortization period, the carrying amount of such assets would be adjusted to fair value.

  Revenue Recognition

     The Company markets software products through indirect channels such as distributors and value-added resellers. Product configurations consist of traditional packaged products and enterprise and corporate licensing programs. Packaged products are typically purchased by medium and small-sized businesses with fewer locations and the actual software license is delivered with the packaged product. Enterprise and corporate license arrangements consist of multi-server environments typically found in large business enterprises that want to deploy the Company's products on a department or enterprise-wide basis and which may require differences in product features and functionality at various customer locations. The end-customer license agreement with enterprise customers is typically customized based on these factors. Once the Company receives a purchase order and configuration parameters from the channel partner, the licenses are electronically delivered to the customer and serves as keys to activate the configuration ordered by the customer. Depending on the size of the enterprise, software may be delivered by the indirect channel partner or directly from the Company pursuant to the purchase order from the channel partner.

     Revenue is recognized when earned. The Company's revenue recognition policies are in compliance with the American Institute of Certified Public Accountants Statement of Position ("SOP") 97-2 (as amended by SOP 98-4 and SOP 98-9) and related interpretations, Software Revenue Recognition. Product revenues are recognized upon shipment of the software product only if no significant Company obligations remain, the fee is fixed or determinable, and collection of the resulting receivable is deemed probable at the outset of the arrangement. In the case of non-cancelable product licensing arrangements under which certain original equipment manufacturers ("OEMs") have software reproduction rights, initial recognition of revenue also requires delivery and customer acceptance of the product master or first copy. Subsequent recognition of revenues is based upon reported royalties from the OEMs. Revenue from packaged product sales to distributors and resellers is recorded when related products are shipped. Revenues from enterprise and corporate licensing arrangements are recognized when related products are shipped and the customer has been electronically provided with licenses that include the activation keys that allow the customer to take immediate possession of the software pursuant to an agreement or purchase order. In software arrangements that include rights to multiple software products, post-contract customer support ("PCS"), and/or other services, the Company allocates the total arrangement fee among each deliverable based on the relative fair

                              CITRIX SYSTEMS, INC.

value of each of the deliverables determined based on vendor-specific objective evidence ("VSOE"). The Company sells software and PCS separately, and VSOE is determined by the price charged when each element is sold separately. Product returns and sales allowances, including stock rotations, are estimated and provided for at the time of sale. Non-recurring engineering fees are recognized ratably as the work is performed. Revenues from training and consulting are recognized when the services are performed. Service and PCS revenues from customer maintenance fees for ongoing customer support and product updates and upgrades are based on the price charged or derived value of the undelivered elements and are recognized ratably over the term of the contract, which is typically 12 to 24 months. Service revenues are included in net revenues on the face of the consolidated statements of income.

     The Company provides most of its distributors with product return rights for stock balancing and price protection rights. Stock balancing rights permit distributors to return products to the Company for credit within specified limits and subject to ordering an equal amount of the Company's products. Price protection rights require that the Company grant retroactive price adjustments for inventories of the Company's products held by distributors if the Company lowers its prices for such products. The Company provides for estimated returns and rotation at the time of the sale. These estimates are based on the Company's experience considering, among other things, historical return rates for both specific products and customers. Allowances for estimated product returns amounted to approximately $8.3 million and $9.2 million at December 31, 2001 and 2000, respectively. The Company has not and has no plans to reduce its prices for inventory currently held by distributors or resellers; accordingly, there were no reserves for price protection at December 31, 2001 and 2000.

     As indicated above, the Company provides consulting services to certain license customers. The services consist of network configuration and optimization and are typically performed prior to the customers' purchase and implementation of the Company's software products. Services are not essential to the functionality of the Company's software and do not constitute modifications to the Company's software. Revenue from services, support arrangements and training programs and materials, which totaled $40.7 million, $30.4 million, and $15.8 million for the years ended December 31, 2001, 2000 and 1999, respectively, is recognized when the services are provided. Such items are included in net revenues. The costs for providing consulting services are included in cost of sales. The costs of providing training and services are included in sales, marketing and support expenses.

     In May 1997, the Company entered into a five year joint license, development and marketing agreement with Microsoft, (as amended, the "Development Agreement"), pursuant to which the Company licensed its multi-user Windows NT extensions to Microsoft for inclusion in future versions of Windows NT server software. The initial fee of $75 million relating to the Development Agreement is being recognized ratably over the five-year term of the contract. The Company received an additional $100 million in connection with the April 1998 amendment to the Development Agreement, which is being recognized ratably over the remaining term.

     The Company adopted Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101") in October 2000. SAB 101 did not supersede the software industry specific revenue recognition guidance, but provides current interpretations of revenue recognition requirements. The adoption of SAB 101 did not have a significant effect on the Company's financial position or results of operations.

  Cost of Revenues

     Cost of revenues consist primarily of compensation and other personnel-related costs for consulting services, as well as, the cost of royalties, product media and duplication, manuals, packaging materials and shipping expense. The Company is a party to licensing agreements with various entities, which give the Company the right to use certain software object code in its products or in the development of future products in exchange for the payment of a fixed fee or certain amounts based upon the sales of the related product. The

                              CITRIX SYSTEMS, INC.

licensing agreements have terms ranging from one to five years, and generally include renewal options. Royalties and other costs related to these agreements are included in cost of revenues. All development costs incurred in connection with the Development Agreement, if any, are expensed as incurred as cost of other revenues. The Company's cost of revenues excludes amortization of acquired core technology.

  Foreign Currency

     The functional currency of each of the Company's wholly-owned foreign subsidiaries is the U.S. dollar. Assets and liabilities of the subsidiaries are remeasured into U.S. dollars at year-end exchange rates, and revenues and expenses are remeasured at average rates prevailing during the year. Translation adjustments and foreign currency transaction losses of approximately $2.4 million, $0.1 million and, $0.7 million for the years ended December 31, 2001, 2000, and 1999, respectively, are included in other expense, net in the accompanying consolidated statements of income.

  Derivatives and Hedging Activities

     On January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, and its corresponding amendments under SFAS No. 138. This guidance establishes accounting and reporting standards for derivative instruments, hedging activities, and exposure definition. Pursuant to the new standard, the Company records all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Derivatives not designated as hedging instruments, if any, are adjusted to fair value through earnings in the current period. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or be recognized in other comprehensive income until the hedged item is recognized in earnings. The application of the provisions of SFAS No. 133 may impact the volatility of other income and accumulated other comprehensive loss.

     The Company utilizes derivative instruments that hedge the exposure of variability in expected future cash flows that is attributable to a particular risk and that are designated as cash flow hedges. The effective portion of the net gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive income in stockholders' equity and reclassified into earnings in the same period or periods during which the hedged transaction also affects earnings. The remaining net gain or loss on the derivative instrument in excess of the cumulative change in the present value of the future cash flows on the hedged item, if any, is recognized in current earnings.

     The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes attributing all derivatives that are designated as cash flow hedges to floating rate assets or liabilities or forecasted transactions. The Company also formally assesses, both at the inception of the hedge and on an ongoing basis, whether each derivative is highly effective in offsetting changes in cash flows of the hedged item. Fluctuations in the value of the derivative instruments are generally offset by changes in the cash flows being hedged; however, if it is determined that a derivative is not highly effective as a hedge or if a derivative ceases to be a highly effective hedge, the Company will discontinue hedge accounting prospectively for the affected derivative. The Company does not use derivative financial instruments for speculative or trading purposes.

  Advertising Expense

     The Company expenses advertising costs as incurred. The Company has cooperative advertising agreements with certain distributors and resellers whereby the Company will reimburse distributors and resellers for qualified advertising of Citrix products. Reimbursement is made once the distributor or reseller

                              CITRIX SYSTEMS, INC.

provides substantiation of qualified expenditures. The Company estimates the impact of this program and recognizes it at the time of product sale. The Company recognized advertising expenses of approximately $23.4 million, $15.4 million and $13.0 million, during the years ended December 31, 2001, 2000 and 1999, respectively. These amounts are included in sales, marketing and support expenses in the accompanying consolidated statements of income.

  Income Taxes

     Deferred income tax assets and liabilities are determined based upon differences between the financial statement and income tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The realization of deferred tax assets is based on historical tax positions and expectations about future taxable income. Valuation allowances are recorded related to deferred tax assets if their realization does not meet the "not more likely than not" criteria of SFAS 109, Accounting for Income Taxes.

     In July 1999, the Company changed its organizational structure whereby it moved certain operational and administrative processes to overseas subsidiaries. The repositioning resulted in foreign earnings being taxed at lower foreign tax rates. These earnings will be permanently reinvested overseas in order to fund the Company's growth in overseas markets.

  Software Development Costs

     SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, requires certain software development costs to be capitalized upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment by management with respect to certain external factors such as anticipated future revenue, estimated economic life, and changes in software and hardware technologies. Capitalizable software development costs have not been significant and have been expensed as incurred.

  Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Such estimates made by management include a provision for doubtful accounts receivables, provision for sales returns and stock rotation, and the amortization and depreciation periods for intangible and fixed assets. While the Company believes that such estimates are fair when considered in conjunction with the consolidated financial position and results of operations taken as a whole, the actual amounts of such estimates, when known, will vary from these estimates.

  Product Concentration

     The Company derives a substantial portion of its revenues from one software product and anticipates that this product and future derivative products and product lines based upon this technology, if any, will constitute a majority of its revenue for the foreseeable future. The Company may experience declines in demand for products, whether as a result of general economic conditions, new competitive product releases, price competition, lack of success of its strategic partners, technological change or other factors.

  Accounting for Stock-Based Compensation

     SFAS No. 123, Accounting for Stock-Based Compensation, defines a fair value method of accounting for issuance of stock options and other equity instruments. Under the fair value method, compensation cost is

                              CITRIX SYSTEMS, INC.

measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Pursuant to SFAS No. 123, companies are not required to adopt the fair value method of accounting for employee stock-based transactions. Companies are permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB Opinion 25"), but are required to disclose in a note to the consolidated financial statements pro forma net income and per share amounts as if the Company had applied the methods prescribed by SFAS No. 123.

     The Company applies APB Opinion 25 and related interpretations in accounting for its plans and has complied with the disclosure requirements of SFAS No. 123.

  Earnings Per Share

     Dilutive common stock equivalents consist of stock options (calculated using the treasury stock method) and put warrants (calculated using the reverse treasury stock method). All common share and per share data, except par value per share, have been retroactively adjusted to reflect the two-for-one stock split of the Company's Common Stock effective March 25, 1999 and the two-for-one stock split of the Company's Common Stock effective February 16, 2000, which are further discussed in Note 7.

  Software Developed or Obtained for Internal Use

     The Company accounts for internal use software pursuant to SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Pursuant to the SOP, the Company capitalizes external direct costs of materials and services used in the project and internal costs such as payroll and benefits of those employees directly associated with the development of the software. The amount of costs capitalized in 2001 and 2000 relating to internal use software were $16.2 million and $11.3 million, respectively, consisting principally of purchased software and services provided by external vendors. These costs are being amortized over the estimated useful life of the software developed, which is generally three to seven years and are included in property and equipment in the accompanying consolidated balance sheets.

  Reclassifications

     Certain reclassifications of the prior years' financial statements have been made to conform to the current year's presentation.

3.  ACQUISITIONS

     In July 1999 and April 2001, the Company completed the acquisitions of ViewSoft, Inc. ("Viewsoft") and Sequoia Software Corporation ("Sequoia") for approximately $33.5 million and $182.6 million, respectively. A portion of the purchase price for each of these acquisitions was allocated to in-process research and development ("IPR&D"), for which the Company concluded that the respective in-process technologies had not reached technological feasibility and for which there was no alternative future use after taking into consideration the potential use of technologies in different products, the stage of development and life cycle of each project, resale of the software and internal use. The value of the respective purchased IPR&D was expensed at the time of each of the transactions and resulted in pre-tax charges to the Company's operations of approximately $2.3 million in 1999 and $2.6 million in 2001 associated with these acquisitions, respectively.

     In February 2000, the Company acquired all of the operating assets of the Innovex Group, Inc. ("Innovex") for approximately $47.8 million. At the date of acquisition, the Company paid approximately $28.7 million in consideration and $0.2 million in transaction costs, respectively. Pursuant to the acquisition agreement, the remaining purchase consideration, plus interest, was contingently payable based on future events. During 2001, these contingencies were met, resulting in approximately $16.2 million of additional

                              CITRIX SYSTEMS, INC.

purchase price and $2.9 million in compensation to the former owners. Pursuant to the acquisition agreement, payment of $10.5 million of the contingent amounts and associated interest were made in August 2001 and $10.7 million was paid in 2002. There are no remaining contingent obligations.

     Each of the acquisitions was accounted for under the purchase method of accounting. The consolidated financial statements reflect the operations of the acquired businesses for the periods after their respective dates of acquisition.

     The purchase consideration was allocated to the acquired assets and liabilities based on fair values as follows:

                                                         VIEWSOFT   INNOVEX   SEQUOIA
                                                         --------   -------   --------
                                                                (IN THOUSANDS)
Net assets acquired....................................  $   128    $ 2,259   $ 10,058
Purchased identifiable intangibles.....................    2,200      9,908     46,775
Purchased in-process research and development..........    2,300         --      2,580
Goodwill...............................................   28,904     32,944    123,157
                                                         -------    -------   --------
     Total purchase consideration......................  $33,532    $45,111   $182,570
                                                         =======    =======   ========

     During the fourth quarter of 2000, the Company did not believe that there were sufficient projected cash flows or alternative future uses to support the net book value of core technology associated with certain previous acquisitions. As a result, the Company wrote off $9.1 million of certain core technology as of December 31, 2000.

4.  CASH AND INVESTMENTS

     The summary of cash and cash equivalents and investments consists of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
Cash and cash equivalents:
  Cash......................................................  $ 55,209   $114,570
  Commercial paper..........................................     3,950    131,248
  Money market funds........................................    20,515     44,157
  Municipal securities......................................    16,855         --
  Government securities.....................................     3,682     85,050
  Corporate securities......................................    39,482         --
                                                              --------   --------
     Cash and cash equivalents..............................  $139,693   $375,025
                                                              ========   ========
Short-term investments:
  Commercial paper..........................................  $  3,990   $ 14,078
  Corporate securities......................................    68,912     37,062
  Government securities.....................................        --     40,472
  Municipal securities......................................     4,176         --
                                                              --------   --------
     Short-term investments.................................  $ 77,078   $ 91,612
                                                              ========   ========

                              CITRIX SYSTEMS, INC.

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
Long-term investments:
  Commercial paper..........................................  $ 22,063   $     --
  Municipal securities......................................     3,132         --
  Corporate securities......................................   503,138    334,961
  Government securities.....................................        --     42,945
  Other.....................................................     1,561      4,618
                                                              --------   --------
     Long-term investments..................................  $529,894   $382,524
                                                              ========   ========

     The Company's cash and cash equivalents have an initial or remaining maturity of three months or less when purchased. The unrealized gain (loss) associated with each individual category of cash and investments is not significant.

     In December 2000, the Company invested $158.1 million in a trust ("Trust") managed by an investment advisor. The Trust assets primarily consist of AAA-rated zero-coupon corporate securities that mature on March 22, 2004. The Trust entered into a credit risk swap agreement with the investment advisor, which effectively increased the yield on the Trust assets and for which value the Trust assumed the credit risk of ten investment-grade companies. The effective yield of the Trust, including the credit risk swap agreement, is 6.72% and the principal balance will accrete to $195 million in March 2004. The Company records the investment as held-to-maturity zero-coupon corporate securities. The Company does not recognize changes in the fair value of these investments unless a decline in the fair value of the Trust assets is other-than-temporary, in which case a loss would be recognized in earnings. At December 31, 2001 and 2000, the amortized cost of the Company's investments were $169.0 million and $158.5 million, respectively, which are classified above as long-term corporate securities.

     Other than the Trust investments described above, the Company's short and long-term investments are classified as available-for-sale and are recorded at fair value. At December 31, 2001, the unrealized gain (loss) associated with each individual category of investments is not significant. Amounts included in accumulated other comprehensive loss in prior periods are reclassified to earnings using the specific identification method. At December 31, 2001, the average contractual and remaining maturity of the Company's short-term investments was approximately 15 and seven months, respectively. The Company's long-term available-for-sale investments at December 31, 2001 include $202.2 million of investments with contractual maturities of one to 30 years and $157.1 million of investments in mortgage backed securities not due at a single maturity date.

     As discussed in Note 3, the Company purchased Sequoia for approximately $182.6 million in cash. In order to improve the overall credit quality and rebalance the short and long-term maturity of its investment portfolio subsequent to the cash expenditure, the Company sold corporate debt securities that were previously designated as held-to-maturity and purchased higher credit quality corporate debt securities with interest rates that reset quarterly. Additionally, during 2001, the Company terminated a forward bond purchase agreement previously designated as a hedge of forecasted purchases of corporate security investments. The sale of securities and the termination of the forward bond purchase agreement resulted in a realized gain of approximately $8.0 million, which is included in other expense, net on the 2001 consolidated statement of income.

                              CITRIX SYSTEMS, INC.

5.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consist of the following:

                                                                 DECEMBER 31,
                                                              ------------------
                                                                2001      2000
                                                              --------   -------
                                                                (IN THOUSANDS)
Accounts payable............................................  $ 10,635   $ 7,123
Accrued compensation and employee benefits..................    17,510    11,857
Accrued cooperative advertising and marketing programs......    20,368    21,034
Accrued taxes...............................................    35,885    19,627
Other.......................................................    27,530    19,098
                                                              --------   -------
                                                              $111,928   $78,739
                                                              ========   =======

6.  EMPLOYEE STOCK COMPENSATION AND BENEFIT PLANS

  Stock Compensation Plans

     As of December 31, 2001, the Company has five stock-based compensation plans, which are described below. The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. As mentioned in Note 2, the Company applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock plans and its stock purchase plan. Had compensation cost for the Company's five stock-based compensation plans been determined based on the fair value at the grant dates for grants under those plans consistent with the method of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                       2001        2000        1999
                                                     --------    --------    --------
                                                     (IN THOUSANDS, EXCEPT PER SHARE
                                                               INFORMATION)
Net income (loss)
  As reported......................................  $105,260    $ 94,512    $116,944
                                                     ========    ========    ========
  Pro forma........................................  $(41,188)   $(38,036)   $ 64,069
                                                     ========    ========    ========
Basic earnings (loss) per share
  As reported......................................  $   0.57    $   0.51    $   0.66
                                                     ========    ========    ========
  Pro forma........................................  $  (0.22)   $  (0.21)   $   0.36
                                                     ========    ========    ========
Diluted earnings (loss) per share
  As reported......................................  $   0.54    $   0.47    $   0.61
                                                     ========    ========    ========
  Pro forma........................................  $  (0.22)   $  (0.21)   $   0.33
                                                     ========    ========    ========

     For purposes of the proforma calculations, the fair value of each option is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions used:

                                                     2001 GRANTS   2000 GRANTS   1999 GRANTS
                                                     -----------   -----------   -----------
Dividend yield.....................................     none          none          none
Expected volatility factor.........................      0.6           0.8           0.6
Approximate risk free interest rate................     5.0%          6.0%          5.5%
Expected lives.....................................  4.68 years    4.64 years    4.50 years

     The determination of the fair value of all options is based on the assumptions described in the preceding paragraph, and because additional option grants are expected to be made each year, the above pro forma disclosures are not representative of pro forma effects on reported net income or loss for future years.

                              CITRIX SYSTEMS, INC.

  Fixed Stock Option Plans

     The Company's amended and restated 1995 Stock Plan (the "1995 Plan") was originally adopted by the Board on September 28, 1995 and approved by the Company's stockholders in October 1995. Under the terms of the 1995 Plan the Company is authorized to grant incentive stock options ("ISOs") and nonqualified stock options ("NSOs"), make stock awards and provide the opportunity to purchase stock to employees, directors and officers and consultants of the Company. The 1995 Plan, as amended, provides for the issuance of a maximum of 69,945,623 (as adjusted for stock splits) shares of Common Stock, plus, effective January 1, 2001 and each year thereafter, a number of shares of Common Stock equal to 5% of the total number of shares of Common Stock issued and outstanding as of December 31 of the preceding year. Under the 1995 Plan, a maximum of 60,000,000 ISOs may be granted and ISOs must be granted at exercise prices no less than market value at the date of grant, except for ISOs granted to employees who own more than 10% of the Company's combined voting power, for which the exercise prices will be no less than 110% of the market value at the date of grant. NSOs, stock awards or stock purchases may be granted or authorized, as applicable, at prices no less than the minimum legal consideration required. Under the 1995 Plan, as amended, ISOs must be granted at exercise prices no less than market value at the date of grant, provided however, that if an NSO is expressly granted in lieu of a reasonable amount of salary or cash bonus, the exercise price may be equal to or greater than 85% of the fair market value at the date of such grant. ISOs and NSOs expire ten years from the date of grant. All options are exercisable upon vesting. The options typically vest over four years at a rate of 25.00% of the shares underlying the option one year from the date of grant and at a rate of 2.08% monthly thereafter.

     The Company's amended and restated 2000 Director and Officer Stock Option and Incentive Plan (the "2000 Plan") was originally adopted by the Board of Directors and approved by the Company's stockholders on May 18, 2000. Under the terms of the 2000 Plan, the Company is authorized to make stock awards, provide eligible individuals with the opportunity to purchase stock, grant ISOs and grant NSOs to officers and directors of the Company. The 2000 Plan provides for the issuance of up to 4,000,000 shares, plus, effective on January 1, 2001, on January 1 of each year, a number of shares of Common Stock equal to one-half of one percent (0.5%) of the total number of shares of Common Stock issued and outstanding as of December 31 of the preceding year. Notwithstanding the foregoing, no more than 3,000,000 shares of Common Stock may be issued pursuant to the exercise of incentive stock options granted under the 2000 Plan. Under the 2000 Plan, ISOs must be granted at exercise prices no less than market value at the date of grant, provided however, that if an NSO is expressly granted in lieu of a reasonable amount of salary or cash bonus, the exercise price may be equal to or greater than 85% of the fair market value at the date of such grant. ISOs and NSOs expire ten years from date of grant. All options are exercisable upon vesting. The options typically vest over four years at a rate of 25% of the shares underlying the option one year from date of grant and at a rate of 2.08% monthly thereafter.

     The amended and restated 1995 Non-Employee Director Stock Option Plan (the "Director Option Plan") was adopted by the Board of Directors on September 28, 1995 and approved by the Company's stockholders in October 1995. The Director Option Plan provides for the grant of options to purchase a maximum of 3,600,000 (as adjusted for stock splits) shares of Common Stock of the Company to non-employee directors of the Company.

     Under the original terms of the Director Option Plan, each director who was not also an employee of the Company and who is first elected as a director would receive, upon the date of his or her initial election, an option to purchase 180,000 shares of Common Stock. Options granted under the Director Option Plan vest at a rate of 33.33% one year from the date of grant and vest at a rate of 2.78% monthly thereafter. In addition, on each three-year anniversary of such director's first election to the Board of Directors, such director will receive an additional option to purchase 180,000 shares of Common Stock, vesting in accordance with the aforementioned schedule, provided that such director continues to serve on the Board of Directors at the time

                              CITRIX SYSTEMS, INC.

of grant. In July 2001, the Director Option Plan was amended so that each director who is not also an employee of the Company and who is first elected as a director will receive, upon the date of his or her initial election, an option to purchase 60,000 shares of Common Stock. Such options will vest at a rate of 33.33% per year from the date of the grant and vest at a rate of 2.78% monthly thereafter. In addition, on each one-year anniversary of such director's first election to the Board of directors, such director would receive an additional option to purchase 20,000 shares of Common Stock, which shall vest at a rate of 8.33% per month, provided such director continues to serve on the Board of Directors at the time of grant. All options granted under the Director Option Plan have an exercise price equal to the fair market value of the Common Stock on the date of grant and a term of ten years from the date of grant. In January 2002, the Company amended the Director Option Plan to, among other things, change the date of the annual grant of options to the first day of the month following the Annual Stockholders' Meeting. Options are exercisable to the extent vested only while the optionee is serving as a director of the Company or within 90 days after the optionee ceases to serve as a director of the Company.

     The Company's 1989 Stock Option Plan (the "1989 Plan") as amended, permitted the Company to grant ISOs and NSOs to purchase up to 25,256,544 (as adjusted for stock splits) shares of the Company's Common Stock. Under the 1989 Plan, options may be granted at exercise prices no less than market value at the date of grant. All options are fully exercisable from the date of grant and are subject to a repurchase option in favor of the Company which lapses as to 25.00% of the shares underlying the option one year from the date of grant and as to 2.08% monthly thereafter. If the purchaser of stock pursuant to the 1989 Plan is terminated from employment with the Company, the Company has the right and option to purchase from the employee, at the price paid for the shares by the employee, the number of unvested shares at the date of termination. No shares have been repurchased under this Plan. Effective November 1999 no further options may be granted under this Plan.

     A summary of the status and activity of the Company's stock option plans is as follows:

                                                          YEAR ENDED DECEMBER 31,
                                   ---------------------------------------------------------------------
                                           2001                    2000                    1999
                                   ---------------------   ---------------------   ---------------------
                                                WEIGHTED                WEIGHTED                WEIGHTED
                                                AVERAGE                 AVERAGE                 AVERAGE
                                                EXERCISE                EXERCISE                EXERCISE
                                     SHARES      PRICE       SHARES      PRICE       SHARES      PRICE
                                   ----------   --------   ----------   --------   ----------   --------
Outstanding at beginning of
  year...........................  43,288,840    $25.67    42,358,350    $18.28    32,279,324    $ 9.50
  Granted........................   8,351,092     30.68    12,671,582     42.38    21,157,900     26.80
  Exercised......................  (8,545,575)    13.27    (6,692,488)    10.32    (9,221,440)     7.57
  Forfeited......................  (3,498,079)    31.06    (5,048,604)    25.65    (1,857,434)    15.99
                                   ----------              ----------              ----------
Outstanding at end of year.......  39,596,278     28.92    43,288,840     25.67    42,358,350     18.28
                                   ==========              ==========              ==========
Options exercisable at end of
  year...........................  18,140,094     26.02    14,364,325     16.49     7,062,760      7.86
                                   ==========              ==========              ==========
Weighted-average fair value of
  options granted during the
  year...........................                $20.92                  $28.07                  $14.37

                              CITRIX SYSTEMS, INC.

     Information about stock options outstanding as of December 31, 2001 is as follows:

                                    OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                   -----------------------------------------------------   ----------------------------------
                                           WEIGHTED
                        OPTIONS            AVERAGE           WEIGHTED           OPTIONS           WEIGHTED
    RANGE OF        OUTSTANDING AT        REMAINING          AVERAGE        EXERCISABLE AT        AVERAGE
 EXERCISE PRICES   DECEMBER 31, 2001   CONTRACTUAL LIFE   EXERCISE PRICE   DECEMBER 31, 2001   EXERCISE PRICE
 ---------------   -----------------   ----------------   --------------   -----------------   --------------
$  .13 to $ 15.69     10,703,849             6.94             $12.25           6,662,017           $10.48
$15.84 to $ 23.87      8,047,806             7.78             $20.47           3,705,371           $19.92
$24.38 to $ 29.31      7,960,956             7.65             $25.68           4,158,869           $25.70
$29.69 to $ 48.44      8,241,710             9.02             $35.18           1,477,363           $38.51
$53.38 to $104.00      4,641,957             8.14             $76.44           2,136,474           $76.99
                      ----------                                              ----------
                      39,596,278             7.83             $28.92          18,140,094           $26.02
                      ==========                                              ==========

  Stock Purchase Plan

     The amended and restated 1995 Employee Stock Purchase Plan (the "1995 Purchase Plan") was originally adopted by the Board of Directors on September 28, 1995 and approved by the Company's stockholders in October 1995. The 1995 Purchase Plan provides for the issuance of a maximum of 9,000,000 shares of Common Stock upon the exercise of nontransferable options granted to participating employees. All U.S.-based employees of the Company, whose customary employment is 20 hours or more per week and more than five months in any calendar year, and employees of certain international subsidiaries, are eligible to participate in the 1995 Purchase Plan. In June 2000, the 1995 Purchase Plan was amended to allow employees to deduct up to 10% of their total cash compensation, up from 5% previously, and to remove the requirement that employees complete at least one year of employment to be eligible to participate in the plan. Employees who would immediately after the grant own 5% or more of the Company's Common Stock, and directors who are not employees of the Company, may not participate in the 1995 Purchase Plan. To participate in the 1995 Purchase Plan, an employee must authorize the Company to deduct an amount (not less than 1% nor more than 10% of a participant's total cash compensation) from his or her pay during six-month periods (each a Plan Period).

     The maximum number of shares of Common Stock an employee may purchase in any Plan Period is 6,000 shares subject to certain other limitations. The exercise price for the option for each Plan Period is 85% of the lesser of the market price of the Common Stock on the first or last business day of the Plan Period. If an employee is not a participant on the last day of the Plan Period, such employee is not entitled to exercise his or her option, and the amount of his or her accumulated payroll deductions are refunded. An employee's rights under the 1995 Purchase Plan terminate upon his or her voluntary withdrawal from the 1995 Purchase Plan at any time or upon termination of employment. In January 2002, the Company amended the 1995 Purchase Plan to change the payment periods. Under the 1995 Purchase Plan, the Company issued 213,907, 77,781 and 27,004 shares in 2001, 2000, and 1999, respectively.

  Benefit Plan

     The Company maintains a 401(k) benefit plan (the "Plan") allowing eligible U.S.-based employees to contribute up to 15% of their annual compensation, limited to an annual maximum amount as set periodically by the Internal Revenue Service. The Company, at its discretion, may contribute up to $0.50 on each dollar of employee contribution, limited to a maximum of 6% of the employee's annual contribution. The Company's matching contributions for 2001, 2000 and 1999 were $1.8 million, $1.2 million and $0.6 million, respectively. The Company's contributions vest over a four-year period at 25% per year.

                              CITRIX SYSTEMS, INC.

7. CAPITAL STOCK

  Common Stock

     The Company has reserved for future issuance 61,587,699 shares of Common Stock for the exercise of stock options outstanding or available for grant and 11,885,862 shares for the conversion of the zero coupon convertible debentures into Common Stock.

     On May 13, 1999, the stockholders approved an increase of authorized Common Stock from 150,000,000 shares, $0.001 par value per share to 400,000,000 shares, $0.001 par value per share.

     On May 18, 2000, the stockholders approved an increase of authorized Common Stock from 400,000,000 shares, $0.001 par value per share to 1,000,000,000 shares, $0.001 par value per share.

  Stock Repurchase Programs

     On April 15, 1999, the Board of Directors approved a stock repurchase program authorizing the repurchase of up to $200 million of the Company's Common Stock. On April 26, 2001, the Board of Directors increased the scope of the repurchase program by authorizing the Company to repurchase up to $400 million of the Company's Common Stock (inclusive of the $200 million approved in April
1999). In January 2002, the Board of Directors authorized an additional $200 million of repurchase authority under the program, bringing the aggregate amount authorized for repurchase to $600 million.

     Pursuant to the Company's stock repurchase program, the Company is authorized to make open market purchases. Purchases will be made from time to time in the open market and paid out of general corporate funds. During 2001 and 2000, the Company purchased 3,135,500 shares and 2,750,000 shares, respectively, of outstanding Common Stock on the open market for approximately $90.7 million and $57.9 million (at an average price of $28.92 and $21.04 per share), respectively. These shares have been recorded as treasury stock.

     Additionally, pursuant to the stock repurchase program, the Company entered into two agreements, with a single counterparty in private transactions to purchase approximately 7.3 million shares of the Company's Common Stock at various times through December 2003. Pursuant to the terms of the agreements, $100 million was paid to the counterparty in 2000 and $50 million was paid in 2001. The ultimate number of shares repurchased will depend on market conditions. During 2001 and 2000, the Company repurchased 2,307,450 shares and 1,067,108 shares, respectively, under this agreement at a total cost of $50.3 million and $18.2 million, respectively. The shares have been recorded as treasury stock.

     In connection with the Company's stock repurchase program, in October 2000, the Board of Directors approved a program authorizing the Company to sell put warrants that entitle the holder of each warrant to sell to the Company, generally by physical delivery, one share of the Company's Common Stock at a specified price. During 2001, the Company sold 3,190,000 put warrants at an average strike price of $28.95 and received premium proceeds of $12.0 million. During 2001, the Company paid $69.5 million for the purchase of 2,190,000 shares upon the exercise of outstanding put warrants, while 1,000,000 put warrants expired unexercised. The Common Shares purchased upon exercise of these put warrants have been recorded as treasury stock. As of December 31, 2001, 1,300,000 put warrants were outstanding, with exercise prices ranging from $20.75 to $26.42 which mature on various dates between January and March 2002. As of December 31, 2001, the Company has a total potential repurchase obligation of approximately $30.8 million associated with the outstanding put warrants, of which $16.6 million is classified as a put warrant obligation on the consolidated balance sheet. The remaining $14.2 million of outstanding put warrants permit a net-share settlement at the Company's option and do not result in a put warrant obligation on the consolidated balance sheet. The outstanding put warrants classified as a put warrant obligation on the consolidated balance sheet will be reclassified to equity when the warrant is exercised or when it expires. Under the terms of certain of the put warrant agreements, the Company must maintain certain levels of cash and investments balances. As of

                              CITRIX SYSTEMS, INC.

December 31, 2001, the Company has approximately $246.7 million of cash and investments in excess of required levels.

  Stock Splits

     On March 1, 1999, the Company announced a two-for-one stock split in the form of a stock dividend paid on March 25, 1999, to stockholders of record as of March 17, 1999.

     On January 19, 2000, the Company announced a two-for-one stock split in the form of a stock dividend paid on February 16, 2000, to stockholders of record as of January 31, 2000.

     The number of options issuable and previously granted and their respective exercise prices under the Company's stock option plans have been proportionately adjusted to reflect stock splits. The accompanying consolidated financial statements have been retroactively restated to reflect stock splits.

  Preferred Stock

     The Company is authorized to issue 5,000,000 shares of preferred stock, $0.01 par value per share. The Company has no present plans to issue such shares.

8.  CONVERTIBLE SUBORDINATED DEBENTURES

     In March 1999, the Company sold $850 million principal amount at maturity of its zero coupon convertible subordinated debentures (the "Debentures") due March 22, 2019, in a private placement. The Debentures were priced with a yield to maturity of 5.25% and resulted in net proceeds to the Company of approximately $291.9 million, net of original issue discount and net of debt issuance costs of $9.6 million. Except under limited circumstances, no interest will be paid on the Debentures prior to maturity. The Debentures are convertible at the option of the security holder at any time on or before the maturity date at a conversion rate of 14.0612 shares of the Company's Common Stock for each $1,000 principal amount at maturity of Debentures, subject to adjustment in certain events. The Company may redeem the Debentures on or after March 22, 2004. Holders may require the Company to repurchase the Debentures, on fixed dates and at set redemption prices (equal to the issue price plus accrued original issue discount), beginning on March 22, 2004. In October 2000, the Board of Directors approved a program authorizing the Company to repurchase up to $25 million of the Debentures in open market purchases. As of December 31, 2001, 4,500 units of the Company's Debentures, representing $1.8 million in principal amount at maturity, had been repurchased under this program for $2.1 million. Interest expense related to the Debentures was $17.9 million, $17.0 million and $12.6 million in 2001, 2000 and 1999, respectively.

9.  FAIR VALUES OF FINANCIAL INSTRUMENTS

     The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair value due to the short maturity of these items. The Company's investments classified as available-for-sale securities are carried at fair value on the accompanying consolidated balance sheets, based primarily on quoted market prices for such financial instruments. The Company's held-to-maturity investments had a carrying value of $169.0 million and $158.1 million at December 31, 2001 and 2000, respectively, and an aggregate fair value of $170.7 million and $158.4 million at December 31, 2001 and 2000, respectively, based on dealer quotation. The carrying amount of the Company's Debentures at December 31, 2001 and 2000 were approximately $346.2 and $330.5 million, respectively. The fair value of the Debentures, based on the quoted market price as of December 31, 2001 and 2000 were approximately $388.0 million and $352.7 million, respectively.

                              CITRIX SYSTEMS, INC.

10.  COMMITMENTS

     The Company leases certain office space and equipment under various operating leases. Certain of these leases contain stated escalation clauses while others contain renewal options.

     Rental expense for the years ended December 31, 2001, 2000 and 1999 totaled approximately $17.1 million, $8.7 million and $5.0 million, respectively. Lease commitments under non-cancelable operating leases with initial or remaining terms in excess of one year are as follows:

                                                               (IN THOUSANDS)
Years ending December 31,
  2002......................................................      $ 20,792
  2003......................................................        18,364
  2004......................................................        14,702
  2005......................................................        13,392
  2006......................................................        11,645
  Thereafter................................................        76,606
                                                                  --------
                                                                  $155,501
                                                                  ========

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

11.  INCOME TAXES

     The United States and foreign components of income before income taxes are as follows:

                                                         2001       2000       1999
                                                       --------   --------   --------
                                                               (IN THOUSANDS)
United States........................................  $ 57,096   $ 80,465   $122,131
Foreign..............................................    95,455     54,552     60,594
                                                       --------   --------   --------
     Total...........................................  $152,551   $135,017   $182,725
                                                       ========   ========   ========

     The components of the provision for income taxes are as follows:

                                                          2001      2000       1999
                                                         -------   -------   --------
                                                                (IN THOUSANDS)
Current:
  Federal..............................................  $38,469   $29,252   $ 53,060
  Foreign..............................................    6,319     3,428     16,782
  State................................................    3,566     1,585      9,256
                                                         -------   -------   --------
     Total current.....................................   48,354    34,265     79,098
Deferred...............................................   (1,063)    6,240    (13,317)
                                                         -------   -------   --------
     Total provision for income taxes..................  $47,291   $40,505   $ 65,781
                                                         =======   =======   ========

                              CITRIX SYSTEMS, INC.

     The significant components of the Company's deferred tax assets and liabilities consisted of the following:

                                                                DECEMBER 31,
                                                              -----------------
                                                               2001      2000
                                                              -------   -------
                                                               (IN THOUSANDS)
Deferred tax assets:
  Acquired technology.......................................  $16,726   $18,362
  Deferred revenue..........................................    5,833    21,549
  Accounts receivable allowances............................    2,901     1,915
  Depreciation and amortization.............................    4,597     4,458
  Tax credits...............................................   13,264    12,047
  Net operating losses......................................   17,346        --
  Other.....................................................    6,328     9,364
                                                              -------   -------
     Total deferred tax assets..............................   66,995    67,695
Deferred tax liabilities:
  Foreign earnings..........................................   (8,753)   (8,753)
                                                              -------   -------
     Total deferred tax liabilities.........................   (8,753)   (8,753)
                                                              -------   -------
     Total net deferred tax assets..........................  $58,242   $58,942
                                                              =======   =======

     During the years ended December 31, 2001, 2000, and 1999, the Company recognized tax benefits related to the exercise of employee stock options in the amount of $28.0 million, $63.9 million and $50.8 million, respectively. This benefit was recorded to additional paid-in capital. At December 31, 2001, the Company had approximately $64.5 million of U.S. net operating loss carryforwards, a substantial portion of which begins to expire in 2020. The Company will record the benefit of the net operating loss carryforwards generated from the exercise of employee stock options, through additional paid-in capital when the net operating loss carryforwards are utilized.

     During 2001, the Company acquired an entity with approximately $37.9 million of net operating loss carryforwards. Additionally, the Company had approximately $6.8 million of net operating loss carryforwards from prior acquisitions. These net operating loss carryforwards are limited in any one year pursuant to Internal Revenue Code Section 382 and begin to expire in 2010.

     At December 31, 2001, the Company had research and development tax credit carryforwards of approximately $7.0 million that expire beginning in 2018. Additionally, the Company had foreign tax credit carryforwards of approximately $6.3 million at December 31, 2001 that expire beginning in 2003.

     The Company does not expect to remit earnings from its foreign subsidiaries. Accordingly, the Company did not provide for deferred taxes on foreign earnings.

                              CITRIX SYSTEMS, INC.

     A reconciliation of the Company's income taxes to amounts calculated at the statutory federal rate is as follows:

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2001       2000       1999
                                                       --------   --------   --------
                                                               (IN THOUSANDS)
Federal statutory taxes..............................  $ 53,393   $ 47,256   $ 63,954
State income taxes, net of federal tax benefit.......     5,771      5,134      5,378
Foreign sales corporation benefits...................        --         --     (2,556)
Foreign operations...................................   (30,701)   (19,634)        --
Interest income......................................        --     (5,979)    (4,555)
Intangible assets....................................    11,236      3,047      8,260
Other permanent differences..........................     2,780      3,143      5,220
Tax credits..........................................    (1,217)       632    (10,981)
Other................................................     6,029      6,906      1,061
                                                       --------   --------   --------
                                                       $ 47,291   $ 40,505   $ 65,781
                                                       ========   ========   ========

12.  GEOGRAPHIC INFORMATION AND SIGNIFICANT CUSTOMERS

     The Company operates in a single market consisting of the design, development, marketing and support of application delivery and management software and services for enterprise applications. Design, development, marketing and support operations outside of the United States are conducted through subsidiaries located primarily in Europe and the Asia-Pacific region.

     The Company tracks revenues by geography and product category but does not track expenses or identifiable assets on a product category basis. The Company does not engage in intercompany transfers between segments. The Company's management evaluates performance based primarily on revenues in the geographic locations that the Company operates. Segment profit for each segment includes costs of goods sold and operating expenses directly attributable to the segment and excludes certain expenses that are managed outside the reportable segments. Costs excluded from segment profit primarily consist of research and development costs, amortization of intangible assets, interest, corporate expenses, income taxes, and non-recurring charges for purchased in-process technology and technology write downs. Corporate expenses are comprised primarily of corporate marketing costs, operations and other corporate general and administrative expenses, which are separately managed. Accounting policies of the segments are the same as the Company's consolidated accounting policies.

     During 1999 and 2000, wholly-owned subsidiaries were formed in various locations within Europe, Middle East and Africa (EMEA) and Asia-Pacific, respectively. These subsidiaries are responsible for sales and distribution of the Company's products. Prior to this time, sales in these geographic segments were classified as export sales from the Americas segment (see below). For purposes of the presentation of segment information, the sales previously reported as Americas export sales have been reclassified to the geographical segments where the sale was made for each of the periods presented.

     In July 2001, the Company implemented a new enterprise resource planning system. The new system was designed to provide a structure that would meet the growing demands of the Company and to provide management improved focus on the results of operations and the Company's financial resources. The features and functionality of the new system allowed the Company to summarize and classify information included in the results of operations differently than that provided by the Company's legacy information systems. The Company began planning for the new information system in 2000, and as a result, detailed transaction information for 2001 and 2000, prior to the implementation of the new system, was retained and converted to

                              CITRIX SYSTEMS, INC.

the new system. Detailed transaction information for 1999 is not available and therefore, it is impracticable for the Company to present 1999 information in the same fashion as 2001 and 2000.

     Net revenues and segment profit for 2001 and 2000, classified by the major geographic area in which the Company operates, are presented below.

                                                                2001        2000
                                                              ---------   --------
                                                                 (IN THOUSANDS)
Net revenues:
  Americas..................................................  $ 289,017   $248,398
  EMEA......................................................    216,766    158,645
  Asia-Pacific..............................................     46,016     23,505
  Other(1)..................................................     39,830     39,898
                                                              ---------   --------
  Consolidated..............................................  $ 591,629   $470,446
                                                              =========   ========
Segment profit:
  Americas..................................................  $ 163,621   $149,856
  EMEA......................................................    134,096    102,356
  Asia-Pacific..............................................     22,880      2,610
  Other(1)..................................................     39,830     39,898
  Unallocated expenses(2):
     Amortization of intangibles............................    (48,831)   (30,395)
     In-process research and development....................     (2,580)        --
     Research and development...............................    (67,699)   (50,622)
     Write-down of technology...............................         --     (9,081)
     Net interest and other income..........................     19,200     22,792
     Other corporate expenses...............................   (107,966)   (92,397)
                                                              ---------   --------
     Consolidated income before income taxes................  $ 152,551   $135,017
                                                              =========   ========

---------------

(1) Represents royalty fees in connection with the Development Agreement.

(2) Represents expenses presented to management only on a consolidated basis and not allocated to the geographic operating segments.

                              CITRIX SYSTEMS, INC.

     Net revenues and segment profit for 2000 and 1999, classified by major geographic area in which the Company operates is included below as previously presented:

                                                                2000       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
Net revenues:
  Americas..................................................  $248,398   $213,575
  EMEA......................................................   158,645    129,649
  Asia-Pacific..............................................    23,505     20,231
  Other(1)..................................................    39,898     39,830
                                                              --------   --------
  Consolidated..............................................  $470,446   $403,285
                                                              ========   ========
Segment profit:
  Americas..................................................  $206,984   $174,829
  EMEA......................................................   123,056    103,811
  Asia-Pacific..............................................    10,238     10,834
  Other(1)..................................................    39,898     39,830
  Unallocated expenses(2):
     Cost of revenues.......................................   (29,054)   (14,579)
     Overhead costs.........................................   (84,129)   (51,721)
     Research and development...............................   (50,622)   (37,363)
     In-process research and development....................        --     (2,300)
     Write-down of technology...............................    (9,081)        --
     Net interest...........................................    22,792     11,221
     Other corporate expenses...............................   (95,065)   (51,837)
                                                              --------   --------
     Consolidated income before income taxes................  $135,017   $182,725
                                                              ========   ========

---------------

(1) Represents royalty fees in connection with the Development Agreement.

(2) Represents expenses presented to management only on a consolidated basis and not allocated to the geographic operating segments.

     Identifiable assets classified by major geographic area in which the Company operates are shown below. Long-lived assets consist of property, plant and equipment, net at December 31:

                                                                 2001         2000
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
Identifiable assets:
  Americas..................................................  $  945,299   $  964,205
  EMEA......................................................     241,943      132,440
  Asia-Pacific..............................................      20,988       15,928
                                                              ----------   ----------
  Total identifiable assets.................................  $1,208,230   $1,112,573
                                                              ==========   ==========

                              CITRIX SYSTEMS, INC.

                                                                 2001         2000
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
Long-lived assets:
  United States.............................................  $   50,601   $   43,775
  United Kingdom............................................      33,029        6,078
  Other foreign countries...................................       6,480        5,706
                                                              ----------   ----------
  Total long-lived assets...................................  $   90,110   $   55,559
                                                              ==========   ==========

     Export revenue represents shipments of finished goods and services from the United States to international customers. As of July 1, 1999 and July 1, 2000, the Company began shipping finished goods to European and Asia-Pacific customers, respectively, from its warehouse location in Europe. Shipments from the United States were as follows:

                                                           YEARS ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2001      2000      1999
                                                          -------   -------   -------
                                                                (IN THOUSANDS)
EMEA....................................................  $    --   $    --   $60,590
Asia-Pacific............................................       --    11,249    20,202
Other...................................................   21,392     7,274     6,289
                                                          -------   -------   -------
                                                          $21,392   $18,523   $87,081
                                                          =======   =======   =======

     The Company had net revenue attributed to individual customers in excess of 10% of total net sales as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                              2001      2000      1999
                                                              ----      ----      ----
Customer A.................................................    13%       13%       13%
Customer B.................................................    10%       12%       10%
Customer C.................................................     9%       10%        9%

     Additional information regarding revenue by products and services groups is as follows:

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2001       2000       1999
                                                       --------   --------   --------
                                                               (IN THOUSANDS)
Revenues:
  License Revenue....................................  $511,147   $400,156   $347,705
  Services Revenue...................................    40,652     30,392     15,750
  Royalty Revenue....................................    39,830     39,898     39,830
                                                       --------   --------   --------
  Net Revenues.......................................  $591,629   $470,446   $403,285
                                                       ========   ========   ========

13.  DERIVATIVE FINANCIAL INSTRUMENTS

     Forward Foreign Currency Contracts. A substantial portion of the Company's anticipated overseas expense and capital purchasing activities are transacted in local currencies. To protect against reductions in value and the volatility of future cash flows caused by changes in currency exchange rates, the Company has established a hedging program. The Company uses forward foreign exchange contracts to reduce a portion of its exposure to these potential changes. The terms of such instruments, and the hedging transactions to which they relate, generally do not exceed 12 months. Principal currencies hedged are British pounds sterling, Euros,

                              CITRIX SYSTEMS, INC.

Swiss francs, and Australian dollars. The Company may choose not to hedge certain foreign exchange transaction exposures due to immateriality, prohibitive economic cost of hedging particular exposures, and availability of appropriate hedging instruments.

     Interest Rate Agreement. In order to manage its exposure to interest rate risk, in November 2001, the Company entered into an interest rate swap agreement with a notional amount of $174.6 million that expires in March 2004. The swap converts the floating rate return on certain of the Company's available for sale investment securities to a fixed interest rate. At December 31, 2001, the fair value of the swap is not material and is recorded in accrued expenses in the accompanying consolidated financial statements.

     In connection with the efforts to manage the credit quality and maturities of its available-for-sale investment portfolio, during 2001 the Company terminated a forward bond purchase agreement previously designated as a hedge of forecasted purchases of corporate security investments. As a result, the Company recorded a realized gain of $1.4 million, which is included in other expense, net on the 2001 consolidated statements of income. At the time of the sale, the Company realized approximately $0.5 million of amounts previously classified in accumulated other comprehensive loss.

     The ineffectiveness of hedges on existing derivative instruments for the year ended December 31, 2001, was not material. In addition, there were no gains or losses resulting from the discontinuance of cash flow hedges, as all originally forecasted transactions are expected to occur. The income tax expense (benefit) associated with any individual item of comprehensive income (loss) is not significant. As of December 31, 2001, the Company recorded $0.6 million of derivative assets and $0.5 million of derivative liabilities, representing the fair values of the Company's outstanding derivative instruments.

  Derivative Activity in Accumulated Other Comprehensive Income

     As of December 31, 2001, the Company had a net deferred gain associated with cash flow hedges and the interest rate swap of approximately $84,000, net of taxes, a substantial portion of which are expected to be reclassified to earnings by the end of 2002. The following table summarizes activity in other comprehensive income ("OCI") related to derivatives, net of taxes, during the year ended December 31, 2001 (in thousands):

Cumulative effect of adopting SFAS No.......................   $  --
Net changes in fair value of derivative.....................    (224)
Net unrealized losses (gains) reclassified into earnings....     308
                                                               -----
     Change in net unrealized losses on derivative
      instruments...........................................   $  84
                                                               =====

14.  RELATED PARTY TRANSACTIONS

     Microsoft, which held a greater than 5% equity interest in the Company at December 31, 1999, is a party to one of the licensing agreements discussed in
Note 2. The Company recognized $0.2 million, $0.3 million and $1.9 million of royalty expense in cost of revenues in the years ended December 31, 2001, 2000 and 1999, respectively, and accrued royalties and other accounts payable of $100,000 at December 31, 2000 in connection with this agreement. The Company has recognized revenue of approximately $39.8 million, $39.9 million and $39.8 million in 2001, 2000 and 1999, respectively, in connection with the Development Agreement, as amended, discussed in Note 2.

                              CITRIX SYSTEMS, INC.

15.  EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                            YEAR ENDED DECEMBER 31,
                                                       ---------------------------------
                                                         2001        2000        1999
                                                       ---------   ---------   ---------
                                                        (IN THOUSANDS, EXCEPT PER SHARE
                                                                 INFORMATION)
Numerator:
  Net income.........................................  $105,260    $ 94,512    $116,944
                                                       ========    ========    ========
Denominator:
  Denominator for basic earnings per
     share -- weighted average shares................   185,460     184,804     176,260
Effect of dilutive securities:
  Put warrants.......................................        --          41          --
  Employee stock options.............................     9,038      14,886      16,306
                                                       --------    --------    --------
Denominator for diluted earnings per share --adjusted
  weighted-average shares............................   194,498     199,731     192,566
                                                       ========    ========    ========
Basic earnings per share.............................  $   0.57    $   0.51    $   0.66
                                                       ========    ========    ========
Diluted earnings per share...........................  $   0.54    $   0.47    $   0.61
                                                       ========    ========    ========
Antidilutive weighted shares.........................    43,789      41,612      38,002
                                                       ========    ========    ========

     The above antidilutive weighted shares to purchase shares of Common Stock includes certain shares under the Company's stock option program and Common Stock potentially issuable on the conversion of the Debentures and on the exercise of outstanding put warrants and were not included in computing diluted earnings per share because their effects were antidilutive for the respective periods.

16.  RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, which were adopted by the Company on July 1, 2001 and January 1, 2002, respectively. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to an annual impairment test. Other intangibles will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. At the date of adoption, the Company had unamortized goodwill, including acquired work force, in the amount of $152.4 million, which will not be amortized in the future and which will be subject to the annual impairment test of SFAS 142. At January 1, 2002, the Company had unamortized identified intangibles with estimable useful lives in the amount of $36.6 million, which will continue to be amortized in accordance with the provisions of SFAS 141 and 142. For the quarter ended March 31, 2002, the Company expects to record amortization expense of approximately $3.5 million related to these assets. The Company has completed the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and does not anticipate an impairment charge as a result of the adoption of this statement.

     SFAS 143, Accounting for Asset Retirement Obligations, establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The Company expects that the provisions of SFAS 143 will not have a material impact on its consolidated results

                              CITRIX SYSTEMS, INC.

of operations and financial position upon adoption. The Company plans to adopt SFAS 143 effective January 1, 2003.

     SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS 144 supersedes SFAS Statement No. 121 and APB Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively. The Company plans to adopt SFAS 144 effective January 1, 2002 and does not expect that the adoption will have a material impact on its consolidated results of operations and financial position.

17.  LEGAL MATTERS

     In June 2000, the Company and certain of its officers and directors were named as defendants in several securities class action lawsuits filed in the United States District Court for the Southern District of Florida on behalf of purchasers of the Company's Common Stock during the period October 20, 1999 to June 9, 2000 (the "Class Period"). These actions were consolidated as In Re Citrix Systems, Inc. Securities Litigation. The lawsuits generally alleged that, during the Class Period, the defendants made misstatements to the investing public about the Company's financial condition and prospects. The Court dismissed the action with prejudice on October 30, 2001.

     In September 2000, a shareholder filed a claim in the Court of Chancery of the State of Delaware against the Company and nine of its officers and directors alleging breach of fiduciary duty by failing to disclose all material information concerning the Company's financial condition at the time of the proxy solicitation. The complaint sought unspecified damages. In January 2001, a portion of the action was stayed by the Court and later dismissed by the plaintiff without prejudice to refiling the action at a later date. In February 2001, the plaintiff filed a motion with the court for award of attorneys' fees and litigation costs in the amount of $2,000,000 and $60,000, respectively. In September 2001, the Court awarded the plaintiff $140,000 and $8,250 for attorneys' fees and litigation costs, respectively. On February 22, 2002, plantiffs refiled the remaining portion of the action. The Company believes the plantiffs' claim lacks merit, however, the Company is unable to determine the ultimate outcome of this matter and intends to vigorously defend it.

     In addition, the Company is a defendant in various matters of litigation generally arising out of the normal course of business. Although it is difficult to predict the ultimate outcome of these cases, management believes, based on discussions with counsel, that any ultimate liability would not materially affect the Company's financial position, results of operations, or liquidity.

                       SUPPLEMENTAL FINANCIAL INFORMATION

                  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                           FIRST      SECOND     THIRD       FOURTH
                                          QUARTER    QUARTER    QUARTER    QUARTER(A)   TOTAL YEAR
                                          --------   --------   --------   ----------   ----------
                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
2001
  Net revenues..........................  $132,812   $147,274   $153,495    $158,048     $591,629
  Gross margin..........................   125,500    140,051    145,922     150,308      561,781
  Income from operations................    35,596     31,192     32,384      34,179      133,351
  Net income............................    28,935     22,894     27,790      25,641      105,260
  Basic earnings per common share.......      0.16       0.12       0.15        0.14         0.57
  Diluted earnings per common share.....      0.15       0.12       0.14        0.13         0.54
2000
  Net revenues..........................  $127,515   $106,086   $113,491    $123,354     $470,446
  Gross margin..........................   122,386     97,682    104,637     116,687      441,392
  Income from operations................    49,611     15,902     25,911      20,801      112,225
  Net income............................    38,545     14,973     21,617      19,377       94,512
  Basic earnings per common share.......      0.21       0.08       0.12        0.10         0.51
  Diluted earnings per common share.....      0.19       0.07       0.11        0.10         0.47

---------------

(a) In the fourth quarter of 2000, the Company recorded impairment write-downs of previously acquired core technology of $9.1 million, as discussed in Note 3.

                                                                     SCHEDULE II

                              CITRIX SYSTEMS, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                                                    CHARGED TO    CHARGED                       BALANCE
                                        BEGINNING   COSTS AND     TO OTHER                      AT END
                                        OF PERIOD    EXPENSES     ACCOUNTS      DEDUCTIONS     OF PERIOD
                                        ---------   ----------   ----------     ----------   -------------
                                                                  (IN THOUSANDS)
2001
Deducted from asset accounts:
  Allowance for doubtful accounts.....   $ 1,431      $2,784      $ 2,483(3)     $ 2,972(2)     $ 3,726
  Allowance for returns...............     9,170          --       22,533(1)      23,360          8,343
  Allowance for inventory
     obsolescence.....................       722       2,292           --          1,444          1,570
                                         -------      ------      -------        -------        -------
                                         $11,323      $5,076      $25,016        $27,776        $13,639
                                         =======      ======      =======        =======        =======
2000
Deducted from asset accounts:
  Allowance for doubtful accounts.....   $ 1,545      $  377      $    --        $   491(2)     $ 1,431
  Allowance for returns...............     6,696          --       27,883(1)      25,409          9,170
  Allowance for inventory
     obsolescence.....................       912       6,932           --          7,122            722
                                         -------      ------      -------        -------        -------
                                         $ 9,153      $7,309      $27,883        $33,022        $11,323
                                         =======      ======      =======        =======        =======
1999
Deducted from asset accounts:
  Allowance for doubtful accounts.....   $ 1,593      $  584      $    --        $   632(2)     $ 1,545
  Allowance for returns...............     4,641          --       20,879(1)      18,824          6,696
  Allowance for inventory
     obsolescence.....................       402       1,982           --          1,472            912
                                         -------      ------      -------        -------        -------
                                         $ 6,636      $2,566      $20,879        $20,928        $ 9,153
                                         =======      ======      =======        =======        =======

---------------

(1) Netted against revenues.

(2) Uncollectible accounts written off, net of recoveries.

(3) Addition from the Sequoia acquisition.

                                 EXHIBIT INDEX

 EXHIBIT
   NO.                              DESCRIPTION
 -------                            -----------
 2.1(1)     Agreement and Undertaking by and among the Non-Executive
            Directors of APM Limited, the Executive Directors of APM
            Limited, and Citrix Systems, Inc.
 2.2(1)     Recommended Offers by Citrix Systems, Inc. for APM Limited
 2.3(2)     Asset Purchase Agreement dated February 15, 2000 by and
            among the Company, Innovex Group, Inc. and certain
            stockholders of Innovex
 2.4(10)    Agreement and Plan of Merger, dated as of March 20, 2001, by and among Citrix Systems, Inc., Soundgarden Acquisition
            Corp. and Sequoia Software Corporation
 3.1(3)     Amended and Restated Certificate of Incorporation of the
            Company
 3.2(3)     Amended and Restated By-laws of the Company
 3.3(4)     Certificate of Amendment of Amended and Restated Certificate
            of Incorporation
 4.1(3)     Specimen certificate representing the Common Stock
 4.2(5)     Indenture by and between the Company and State Street Bank and Trust Company as Trustee dated as of March 22, 1999,
            including the form of Debenture.
 4.3(5)     Form of Debenture (included in Exhibit 4.2).
 4.3(5)     Registration Rights Agreement by and between the Company and
            Credit Suisse First Boston Corporation dated as of March 22,
            1999.
10.1(3)*    1989 Stock Option Plan
10.2*       Third Amended and Restated 1995 Stock Plan
10.3*       Second Amended and Restated 1995 Non-Employee Director Stock
            Option Plan
10.4*       Second Amended and Restated 1995 Employee Stock Purchase
            Plan
10.5(6)*    Amended and Restated 2000 Director and Officer Stock Option
            and Incentive Plan
10.6(3)     Microsoft Corporation Source Code Agreement between the
            Company and Microsoft Corporation ("Microsoft") dated
            November 15, 1989
10.7(3)     Amendment No. 1 to the Source Code Agreement between the
            Company and Microsoft dated October 1, 1992
10.8(3)     License Agreement for Microsoft OS/2 Version Releases 1.x,
            2.x between the Company and Microsoft dated August 15, 1990
10.9(3)     Amendment No. 1 to the License Agreement between the Company and Microsoft dated August 15, 1990, Contract No. 5198-0228 dated May 6, 1991
10.10(3)    Amendment No. 2 to License Agreement between the Company and
            Microsoft for Microsoft OS/2 Version Releases 1.x, 2.x,
            dated October 1, 1992
10.11(3)    Amendment No. 3 to the License Agreement between the Company and Microsoft dated August 15, 1990, Contract No. 5198-0228 dated January 1, 1994
10.12(3)    Amendment No. 4 to the License Agreement between the Company and Microsoft dated August 15, 1990, dated January 31, 1995
10.13(3)    Strategic Alliance Agreement between the Company and
            Microsoft dated December 12, 1991
10.14(3)    Form of Indemnification Agreement
10.15(7)    License, Development and Marketing Agreement dated July 9,
            1996 between the Company and Microsoft Corporation
10.16(8)    License, Development and Marketing Agreement dated May 9,
            1997 between the Company and Microsoft Corporation
10.17(9)    Amendment No. 1 to License, Development and Marketing
            Agreement dated May 9, 1997 between The Company and
            Microsoft Corporation
10.18       Employment Agreement dated as of August 1, 2001 by and
            between the Company and Roger W. Roberts

 EXHIBIT
   NO.                              DESCRIPTION
 -------                            -----------
10.19       Amendment to Employment Agreement with Roger W. Roberts as of January 17, 2002
21.1        List of Subsidiaries
23.1        Consent of Ernst & Young LLP
24.1        Power of Attorney (Included in signature page)

---------------

  * Indicates a management contract or any compensatory plan, contract or arrangement.

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

 (6) Incorporated herein by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

 (7) Incorporated herein by reference to Exhibit 10 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

 (8) Incorporated herein by reference to Exhibit 10 of the Company's Current Report on Form 8-K dated as of May 9, 1997.

 (9) Incorporated herein by reference to Exhibit 10 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

(10) Incorporated by reference herein to Exhibit 2 of the Company's Schedule 13D Report dated as of March 28, 2001.