Form 10-Q
period 2002-03-31
CITRIX SYSTEMS INC
filed 2002-05-14
CIK 877890

     ================================================================================

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.

Commission File Number 0-27084

CITRIX SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-2275152 (IRS Employer Identification No.)

851 West Cypress Creek Road Fort Lauderdale, Florida (Address of principal executive offices)	33309 (Zip Code)

Registrant’s Telephone Number, Including Area Code: (954) 267-3000

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes [X]   No [   ]

     As of May 3, 2002 there were 182,000,203 shares of the registrant’s Common Stock, $.001 par value per share, outstanding.

     ================================================================================

CITRIX SYSTEMS, INC.

Form 10-Q
For the Quarterly Period Ended March 31, 2002

CONTENTS

Page
Number

PART I: FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets:
March 31, 2002 and December 31, 2001	3

Condensed Consolidated Statements of Income:
Three Months ended March 31, 2002 and 2001	5

Condensed Consolidated Statements of Cash Flows:
Three Months ended March 31, 2002 and 2001	6

Notes to Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Qualitative & Quantitative Disclosure about Market Risk	33

PART II: OTHER INFORMATION

Item 1. Legal Proceedings	34

Item 5. Other Information	34

Item 6. Exhibits and Reports on Form 8-K	34

Signature	35

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Citrix Systems, Inc.

Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2002	2001

	(in thousands)
ASSETS

Current assets:

Cash and cash equivalents	$84,570	$139,693

Short-term investments	100,468	77,078

Accounts receivable, net of allowances of $10,053 and $12,069 at March 31, 2002 and December 31, 2001, respectively	79,504	65,032

Inventories	3,014	3,568

Prepaid taxes	8,836	6,069

Other prepaids and current assets	24,147	21,444

Current portion of deferred tax assets	33,415	33,171

Total current assets	333,954	346,055

Long-term investments	515,900	529,894

Property and equipment, net	89,465	90,110

Goodwill, net	152,364	152,364

Other intangible assets, net	33,481	36,613

Long-term portion of deferred tax assets	24,979	25,071

Other assets	27,345	28,123

	$1,177,488	$1,208,230

Continued

Citrix Systems, Inc.

Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2002	2001

	(in thousands, except par value)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable and accrued expenses	$101,496	$111,928

Current portion of deferred revenues	77,888	80,573

Total current liabilities	179,384	192,501

Long-term portion of deferred revenues	6,345	5,631

Convertible subordinated debentures	345,498	346,214

Commitments and contingencies

Put warrants	4,983	16,554

Stockholders’ equity:

Preferred stock at $.01 par value: 5,000 shares authorized, none issued and outstanding	—	—

Common stock at $.001 par value: 1,000,000 shares authorized; 196,917 and 196,627 issued at March 31, 2002 and December 31,

2001, respectively	197	197

Additional paid-in capital	545,513	507,857

Retained earnings	452,566	425,877

Accumulated other comprehensive loss	(337)	(84)

	997,939	933,847

Less— common stock in treasury, at cost (14,972 and 11,450 shares at March 31, 2002 and December 31, 2001, respectively)	(356,661)	(286,517)

Total stockholders’ equity	641,278	647,330

	$1,177,488	$1,208,230

See accompanying notes

Citrix Systems, Inc.

Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	March 31,

	2002	2001

	(in thousands, except per share
	information)

Revenues:

Revenues	$132,438	$122,940

Other revenues	9,872	9,872

Total net revenues	142,310	132,812

Cost of revenues (excluding amortization, presented separately below)	4,752	7,312

Gross margin	137,558	125,500

Operating expenses:

Research and development	18,849	16,173

Sales, marketing and support	61,199	49,412

General and administrative	23,237	18,015

Amortization of intangible assets	3,331	6,304

Total operating expenses	106,616	89,904

Income from operations	30,942	35,596

Interest income	7,324	13,047

Interest expense	(4,608)	(4,381)

Other income (expense), net	126	(4,075)

Income before income taxes	33,784	40,187

Income taxes	7,095	11,252

Net income	$26,689	$28,935

Earnings per common share:

Basic earnings per share	$0.14	$0.16

Weighted average shares outstanding	184,174	184,832

Earnings per common share—assuming dilution:

Diluted earnings per share	$0.14	$0.15

Weighted average shares outstanding	187,465	195,669

See accompanying notes

Citrix Systems, Inc.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,

	2002	2001

	(in thousands)
OPERATING ACTIVITIES

Net income	$26,689	$28,935

Adjustments to reconcile net income to net cash provided by operating activities:

Amortization of intangible assets	3,331	6,304

Depreciation and amortization of property and equipment	8,665	6,440

Other-than-temporary decline in fair value of investments	—	3,947

Provision for doubtful accounts receivable	65	1,842

Provision for product returns	4,678	7,481

Provision for inventory obsolescence	74	678

Tax benefit related to the exercise of non-statutory stock options and disqualifying dispositions of incentive stock options	5,255	10,324

Accretion of original issue discount and amortization of financing cost	4,525	4,360

Other non-cash item	42	—

Changes in operating assets and liabilities, net of effects of acquisitions:

Accounts receivable	(19,215)	(15,082)

Inventories	480	(649)

Other prepaids and current assets	(5,576)	(6,276)

Other assets	1,326	(243)

Deferred tax assets	(256)	6,900

Accounts payable and accrued expenses	(211)	(414)

Deferred revenues	(1,971)	2,329

Net cash provided by operating activities	27,901	56,876

INVESTING ACTIVITIES

Purchases of investments	(30,715)	(146,540)

Proceeds from sales and maturities of investments	20,983	69,529

Purchases of property and equipment	(8,218)	(24,206)

Cash paid for acquisitions	(10,680)	—

Net cash used in investing activities	(28,630)	(101,217)

FINANCING ACTIVITIES

Proceeds from issuance of common stock	1,727	25,164

Cash paid under stock repurchase programs	(52,605)	(29,868)

Cash paid to repurchase convertible subordinated debentures	(5,075)	—

Proceeds from sale of put warrants	1,564	2,143

Other	(5)	—

Net cash used in financing activities	(54,394)	(2,561)

Change in cash and cash equivalents	(55,123)	(46,902)

Cash and cash equivalents at beginning of period	139,693	375,025

Cash and cash equivalents at end of period	$84,570	$328,123

See accompanying notes

Citrix Systems, Inc.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
March 31, 2002

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown are of a normal recurring nature and have been reflected in the unaudited condensed consolidated financial statements. The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or for any future period. The information included in these unaudited condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the consolidated financial statements and accompanying notes included in the Citrix Systems, Inc. (the “Company”) Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

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

Revenue Recognition

Revenue is recognized when earned. The Company’s revenue recognition policies are in compliance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2 (as amended by SOP 98-4 and SOP 98-9) and related interpretations, “Software Revenue Recognition.” Product revenues are recognized upon shipment of the software product only if no significant Company obligations remain, the fee is fixed or determinable, and collection of the resulting receivable is deemed probable at the outset of the arrangement. In the case of non-cancelable product licensing arrangements under which certain original equipment manufacturers (“OEMs”) have software reproduction rights, initial recognition of revenue also requires delivery and customer acceptance of the product master or first copy. Subsequent recognition of revenues is based upon reported royalties from the OEMs. Revenue from packaged product sales to distributors and resellers is recorded when related products are shipped. Revenues from enterprise and corporate licensing arrangements are recognized when related products are shipped and the customer has been electronically provided with licenses that include the activation keys that allow the customer to take immediate possession of the software pursuant to an agreement or purchase order. In software arrangements that include rights to multiple software products, post-contract customer support (“PCS”), and/or other services, the Company allocates the total arrangement fee among each deliverable based on the relative fair value of each of the deliverables determined based on vendor-specific objective evidence (“VSOE”). The

Company sells software and PCS separately, and VSOE is determined by the price charged when each element is sold separately. Product returns and sales allowances, including stock rotations, are estimated and provided for at the time of sale. Non-recurring engineering fees are recognized ratably as the work is performed. Revenues from training and consulting are recognized when the services are performed. Service and PCS revenues from customer maintenance fees for ongoing customer support and product updates and upgrades are based on the price charged or derived value of the undelivered elements and are recognized ratably over the term of the contract, which is typically 12 to 24 months. Service revenues are included in net revenues on the face of the condensed consolidated statements of income.

In May 1997, the Company entered into a five year joint license, development and marketing agreement with Microsoft, (as amended, the “Development Agreement”), pursuant to which the Company licensed its multi-user Windows NT extensions to Microsoft for inclusion in future versions of Windows NT server software. The initial fee of $75 million relating to the Development Agreement is being recognized ratably over the five-year term of the contract. The Company received an additional $100 million in connection with the April 1998 amendment to the Development Agreement, which is being recognized ratably over the remaining term. The Development Agreement expired in May 2002. Revenues recognized pursuant to the Development Agreement are included in other revenues on the face of the condensed consolidated statements of income.

3. Earnings Per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options (calculated using the treasury stock method), and put warrants (calculated using the reverse treasury stock method). Certain shares under the Company’s stock option program, Common Stock potentially issuable upon conversion of the Company’s convertible subordinated debentures and Common Stock potentially issuable on the exercise of certain outstanding put warrants were excluded from the computation of diluted earnings per share due to their anti-dilutive effect for the respective periods. The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,

	2002	2001

	(in thousands, except per share
	information)

Numerator:

Net income	$26,689	$28,935

Denominator:

Denominator for basic earnings per share — weighted-average shares	184,174	184,832

Effect of dilutive securities:

Put warrants	—	86

Employee stock options	3,291	10,751

Dilutive potential common shares	3,291	10,837

Denominator for diluted earnings per share — weighted-average shares	187,465	195,669

Basic earnings per share	$0.14	$0.16

Diluted earnings per share	$0.14	$0.15

Anti-dilutive weighted shares	50,389	42,228

4. Goodwill and Other Intangible Assets

ADOPTION OF STATEMENT NO. 142 — GOODWILL AND OTHER INTANGIBLE ASSETS. Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” As a result of adopting SFAS No. 142, a significant amount of the Company’s goodwill and intangible assets are no longer amortized, but will be subject to an annual impairment test. In accordance with SFAS No. 142, the Company ceased amortizing goodwill with a net book value of $152.4 million as of the beginning of 2002, including $10.1 million of acquired workforce previously classified as purchased intangible assets. The Company has no intangible assets deemed to have indefinite lives at March 31, 2002.

The following table provides a reconciliation of reported net income for the three months ended March 31, 2001 to adjusted net income as if SFAS No. 142 had been applied as of the beginning of 2001:

Three Months Ended
March 31, 2001

(in thousands, except
per share amounts)

Net income as reported	$28,935

Add back: Goodwill amortization	4,177

Adjusted net income	$33,112

BASIC EARNINGS PER SHARE:

Net income as reported	$0.16

Goodwill amortization	0.02

Adjusted net income	$0.18

DILUTED EARNINGS PER SHARE:

Net income as reported	$0.15

Goodwill amortization	0.02

Adjusted net income	$0.17

GOODWILL. There were no changes in the carrying amount of goodwill for the three months ended March 31, 2002. Substantially all of the Company’s goodwill at March 31, 2002 was associated with the Americas reportable segment.

INTANGIBLE ASSETS. Intangible assets are recorded at cost, less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally one to five years.

Intangible assets consist of the following (in thousands):

	March 31,		December 31,
	2002		2001

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized intangible assets:

Core technologies	$65,706	$41,103	$65,706	$38,788

	19,107	10,229	18,908	9,213

Other Total amortized intangible assets	$84,813	$51,332	$84,614	$48,001

Amortization expense for the three months ended March 31, 2002 was $3.3 million. Estimated future amortization expense is as follows:

(in thousands)
Year ending December 31,

2002	$11,203

2003	9,985

2004	7,194

2005	5,969

2006	2,041

5. Segment Information

The Company operates in a single market consisting of the design, development, marketing and support of application delivery and management software and services for enterprise applications. Design, development, marketing and support operations outside of the United States are conducted through subsidiaries located primarily in Europe and the Asia-Pacific region.

The Company tracks revenue by geography and product category but does not track expenses or identifiable assets on a product category basis. The Company does not engage in intercompany transfers between segments. The Company’s management evaluates performance based primarily on revenues in the geographic locations in which the Company operates. Segment profit for each segment includes sales, marketing, support and certain administrative expenses directly attributable to the segment and excludes certain expenses that are managed outside the reportable segments. Costs excluded from segment profit primarily consist of research and development costs, amortization of intangible assets, interest, corporate expenses and income taxes. Corporate expenses are comprised primarily of corporate marketing costs, operations and other corporate general and administrative expenses, which are separately managed. Accounting policies of the segments are the same as the Company’s consolidated accounting policies.

In July 2001, the Company implemented a new enterprise resource planning system. The new system was designed to provide a structure that would meet the growing demands of the Company and to provide management improved focus on the results of operations and the Company’s financial resources. The features and functionality of the new system provide the Company the ability to summarize and classify information included in the results of operations differently than that provided by the Company’s legacy information systems. The Company began planning for the new information system in 2000, and as a result, detailed transaction information for 2001, prior to the implementation of the new system, was retained and converted to the new system. Information for the three months ended March 31, 2001 has been reclassified to reflect these changes.

Net revenues and segment profit, classified by the major geographic areas in which the Company operates, are as follows:

	Three Months Ended March 31,

	2002	2001

	(in thousands)
Net revenues:

Americas (1)	$69,828	$64,897

EMEA(2)	51,049	48,007

Asia-Pacific	11,561	10,036

Other (3)	9,872	9,872

Consolidated	$142,310	$132,812

Segment profit:

Americas (1)	$36,848	$36,876

EMEA(2)	28,902	29,394

Asia-Pacific	4,546	5,078

Other (3)	9,872	9,872

Unallocated expenses (4):

Amortization of intangible assets	(3,331)	(6,304)

Research and development	(18,849)	(16,173)

Net interest and other income	2,842	4,591

Other corporate expenses	(27,046)	(23,147)

Consolidated income before income taxes	$33,784	$40,187

(1)	The Americas segment is comprised of the United States, Canada and Latin America.

(2)	Defined as Europe, Middle East and Africa

(3)	Represents royalty fees in connection with the Development Agreement which expired in May 2002.

(4)	Represents expenses presented to management on a consolidated basis only and not allocated to the geographic operating segments.

Additional information regarding revenue by products and services groups is as follows:

	Three Months Ended March 31,

	2002	2001

	(in thousands)
Revenue:

License revenue	$121,725	$113,374

Services revenue	10,713	9,566

Royalty revenue	9,872	9,872

Net revenues	$142,310	$132,812

6. Derivative Financial Instruments

In accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” hedges related to anticipated or forecasted transactions are designated and documented at hedge inception as cash flow hedges and evaluated for hedge effectiveness quarterly. For currency forward contracts, hedge effectiveness is measured based on changes in the fair value of the contract attributable to changes in the forward exchange rate. Changes in the expected future cash flows on the hedged transaction and changes in the fair value of the forward hedge are both measured from the contract rate to the forward exchange rate associated with the forward contract’s maturity date. The effective portions of the net gains or losses on forward contracts are reported as components of accumulated other comprehensive loss in stockholders’ equity and reclassified into earnings during the period in which the hedged transactions affect earnings. Any residual changes in fair value of the instruments, including ineffectiveness, are recognized in current earnings in interest and other income. The Company does not use derivative financial instruments for speculative or trading purposes.

FORWARD FOREIGN CURRENCY CONTRACTS. A substantial portion of the Company’s anticipated overseas expense and capital purchasing activities are transacted in local currencies. To protect against reductions in value and the volatility of future cash flows caused by changes in currency exchange rates, the Company has established a hedging program. The Company uses forward foreign exchange contracts to reduce a portion of its exposure to these potential changes. The terms of such instruments, and the hedging transactions to which they relate, generally do not exceed 12 months. Principal currencies hedged are British Pounds Sterling, Euros, Swiss Francs, Japanese Yen, and Australian Dollars. The Company may not hedge certain foreign exchange transaction exposures due to immateriality, prohibitive economic cost of hedging particular exposures, and availability of appropriate hedging instruments.

For foreign currency forward contracts designated as cash flow hedges, hedge effectiveness is measured based on changes in the fair value of the contract attributable to changes in the forward exchange rate. Changes in the expected future cash flows on the forecasted hedged transaction and changes in the fair value of the forward hedge are both measured from the contract rate to the forward exchange rate associated with the forward contract’s maturity date. As of March 31, 2002, the Company recorded $0.5 million of derivative assets and $0.9 million of derivative liabilities, representing the fair values of the Company’s outstanding foreign currency contracts.

INTEREST RATE AGREEMENT. In order to manage its exposure to interest rate risk, in November 2001, the Company entered into an interest rate swap agreement with a notional amount of $174.6 million that expires in March 2004. The swap converts the floating rate return on certain of the Company’s available-for-sale investment securities to a fixed interest rate. At March 31, 2002, the swap was classified as an effective cash flow hedge. Accordingly, the fair value of the swap of $0.8 million was recorded in other assets in the accompanying condensed consolidated balance sheet.

The ineffectiveness of hedges on existing derivative instruments for the period ended March 31, 2002, was not material. In addition, there were no gains or losses resulting from the discontinuance of cash flow hedges, as all originally forecasted transactions are expected to occur. The income tax expense (benefit) associated with any individual item of comprehensive loss is not significant.

7. Comprehensive Income

Comprehensive income is comprised of two components, net income and other comprehensive income. Other comprehensive income refers to revenue, expenses, gains and losses that under accounting principles generally accepted in the United States are recorded as an element of stockholders’ equity but are excluded from net income. The Company’s other comprehensive income is comprised of changes in fair value of derivatives designated and effective as cash flow hedges and unrealized gains and losses, net of taxes, on marketable securities categorized as available-for-sale. The components of comprehensive income, net of tax, are as follows:

	Three Months Ended March 31,

	2002	2001

	(in thousands)
Net income	$26,689	$28,935

Other comprehensive income:

Change in unrealized gain (loss) on available-for-sale securities	(206)	2,278

Change in unrealized gain (loss) on derivative instruments	(47)	1,468

Comprehensive income	$26,436	$32,681

8. Income Taxes

The Company maintains certain operational and administrative processes in overseas subsidiaries. As a result, foreign earnings are taxed at lower foreign tax rates. These earnings are considered permanently reinvested overseas in order to fund the Company’s growth in overseas markets. The Company’s effective tax rate was reduced to 21% for the three months ended March 31, 2002 from 28% for the same period in the prior year, primarily due to the adoption of SFAS No. 142, pursuant to which amortization of goodwill, which was previously non-deductible for tax purposes, ceased. The reduction in the tax rate was also due to a higher proportion of expected revenue and profits in foreign entities with lower tax rates primarily in connection with the expiration of the Development Agreement in May 2002.

9. Stock Repurchase Programs

In January 2002, the Board of Directors authorized an additional $200 million of repurchase authority under the Company’s stock repurchase program, bringing the aggregate amount authorized for repurchase to $600 million. The objective of the Company’s stock repurchase program is to manage dilution.

The Company is authorized to make open market purchases. Purchases will be made from time to time in the open market and paid out of general corporate funds. During the first quarter of 2002, the Company purchased 1,400,000 shares of outstanding Common Stock on the open market for approximately $21.8 million (at an average price of $15.55). These shares have been recorded as treasury stock.

Additionally, pursuant to the stock repurchase program, the Company is party to two agreements, with a single counterparty in private transactions to purchase approximately 7.3 million shares of the Company’s Common Stock at various times through December 2003. Pursuant to the terms of the agreements, an aggregate of $150 million was paid to the counterparty, with the ultimate number of shares repurchased dependent on market conditions. During the first quarter of 2002, the Company received 821,800 shares under this agreement at a total cost of $17.5 million. As of March 31, 2002, 3,521,800 cumulative shares have been received pursuant to these agreements. The shares have been recorded as treasury stock. During May 2002 the Company terminated these agreements and as a result, received 3.0 million of the remaining shares.

From time to time the Company sells put warrants that entitle the holder of each warrant to sell to the Company, generally by physical delivery, one share of the Company’s Common Stock at a specified price. During the first quarter of 2002, the Company sold 750,000 put warrants at an average strike price of $16.09 and received premium proceeds of $1.6 million. During the first quarter of 2002, the Company paid $30.8 million for the purchase of 1,300,000 shares upon the exercise of outstanding put warrants. The Common Shares purchased upon exercise of these put warrants have been recorded as treasury stock. As of March 31, 2002, 750,000 put warrants were outstanding, with exercise prices ranging from $13.75 to $17.20, which mature on various dates during May 2002. As of March 31, 2002, the Company has a total potential repurchase obligation of approximately $12.1 million associated with the outstanding put warrants, of which $5.0 million is classified as a put warrant obligation on the condensed consolidated balance sheet. The remaining $7.1 million of outstanding put warrants permit a net-share settlement at the Company’s option and do not result in a put warrant obligation on the condensed consolidated balance sheet. The outstanding put warrants classified as a put warrant obligation on the condensed consolidated balance sheet will be reclassified to equity when the warrant is exercised or when it expires. Under the terms of certain of the put warrant agreements, the Company must maintain certain levels of cash and investments balances. As of March 31, 2002, the Company has approximately $200.9 million of cash and investments in excess of required levels.

10. Legal Proceedings

In February 2002, a stockholder filed a complaint (the “Complaint”) in the Court of Chancery of the State of Delaware against the Company and certain of its officers and directors. The Complaint purports to state a direct claim on behalf of a putative class of stockholders and a derivative claim nominally on behalf of the Company for breach of fiduciary duties by failing to disclose all material information concerning the Company's annual meeting of stockholders in April 2000. The Complaint asserts claims similar to those alleged by such stockholder in a suit that was filed in September 2000, and subsequently voluntarily dismissed without prejudice in July 2001. The Complaint seeks compensatory damages, rescission of the Company’s 2000 Director and Officer Stock Option and Incentive Plan, and other related relief. The Company believes the plaintiff’s claim lacks merit, however, the Company is unable to determine the ultimate outcome of this matter and intends to vigorously defend it.

In addition, the Company is a defendant in various matters of litigation generally arising out of the normal course of business. Although it is difficult to predict the ultimate outcome of these cases, management believes, based on discussions with counsel, that any ultimate liability would not materially affect the Company’s financial position, results of operations, or liquidity.

11. Reclassifications

Certain reclassifications have been made for consistent presentation.

12. Subsequent Events

In April 2002, the Company entered into a synthetic lease arrangement totaling $61 million related to office space utilized for its corporate headquarters. A synthetic lease represents a form of off-balance sheet financing under which an unrelated third party funds 100% of the costs of the acquisition of the property and leases the asset to a lessee. The Company’s synthetic lease qualifies as an operating lease for accounting purposes and as a financing lease for tax purposes, and will not be reflected as an asset or liability on the Company’s consolidated balance sheet. Payments in accordance with the synthetic lease will be included in the Company’s rental expense beginning April 2002.

The initial term of the arrangement is seven years with two renewal options, at two years per renewal, upon approval by the lessor. The facility bears interest at the London Interbank Offered Rate (“LIBOR”) plus a margin. At any time during the lease term, upon thirty-day written notice, the Company may purchase the property for the outstanding loan balance. At any time during the lease term the Company also has the option to re-lease the property or remarket the property for sale to a third party. If the Company elects not to purchase the property at the end of the lease term, the Company has guaranteed a minimum residual value of approximately $51.9 million. Additionally, the lease arrangement is subject to a covenant that the Company maintain a pledged balance of approximately $63 million in cash and/or investment securities as collateral for the specified obligations under the lease agreement for the duration of the lease term.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company develops, markets, sells and supports comprehensive corporate application and information infrastructure software and services that enable effective and efficient enterprise-wide deployment and management of applications and information, including those designed for Microsoft Windows operating systems, UNIX operating systems and for Web-based information systems. The Company’s largest source of revenue consists of the MetaFrame® products and related options. The MetaFrame products, which began shipping in the second quarter of 1998, permit organizations to provide virtual access to Windows-based and UNIX applications without regard to location, network connection or type of client hardware platforms. The Company also provides portal software and services that are designed to provide personalized, secure Web-based access to a wide variety of business information from any location, device or connection. The Company markets its products through multiple direct and indirect channels such as distributors, value-added resellers and original equipment manufacturers worldwide.

In May 1997, the Company entered into a five year joint license, development and marketing agreement with Microsoft, (as amended, the “Development Agreement”), pursuant to which the Company licensed its multi-user Windows NT extensions to Microsoft for inclusion in future versions of Windows NT server software. The initial fee of $75 million relating to the Development Agreement was recognized ratably over the five-year term of the contract. The Company received an additional $100 million in connection with the April 1998 amendment to the Development Agreement, which is being recognized ratably over the remaining term. The Development Agreement expired in May 2002.

The Company’s revenue recognition policies are in compliance with American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2 (as amended by SOP 98-4 and SOP 98-9) and related interpretations, “Software Revenue Recognition” as described in Note 2 of the Notes to Condensed Consolidated Financial Statements included in this report.

On April 30, 2001, the Company completed the acquisition of Sequoia Software Corporation (“Sequoia”) for approximately $182.6 million in cash. Sequoia is a provider of XML-pure portal software. The acquisition was accounted for under the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16, “Accounting for Business Combinations.”

The following discussion relating to the individual financial statement captions, the Company’s overall financial performance, operations and financial position should be read in conjunction with the factors and events described in “Overview” and “Certain Factors Which May Affect Future Results” which may impact the Company’s future performance and financial position.

Results of Operations

     The following table sets forth statement of income data of the Company expressed as a percentage of net revenues and as a percentage of change from period-to-period.

			Increase/(decrease) for the
	Three Months Ended		Three Months ended
	March 31,		March 31, 2002
			vs.
	2002	2001	March 31, 2001

Net revenues	100.0%	100.0%	7.2%

Cost of revenues (excluding amortization, presented separately below)	3.3	5.5	(35.0)

Gross margin	96.7	94.5	9.6

Operating expenses:

Research and development	13.3	12.2	16.5

Sales, marketing and support	43.0	37.2	23.9

General and administrative	16.3	13.6	29.0

Amortization of intangible assets	2.3	4.7	(47.2)

Total operating expenses	74.9	67.7	18.6

Income from operations	21.8	26.8	(13.1)

Interest income	5.1	9.8	(43.9)

Interest expense	(3.2)	(3.3)	5.2

Other income (expense), net	0.1	(3.1)	103.1

Income before income taxes	23.8	30.2	(15.9)

Income taxes	5.0	8.4	(36.9)

Net income	18.8%	21.8%	(7.8)%

     NET REVENUES. The Company’s operations consist of the design, development, marketing and support of corporate application and information infrastructure software and services for enterprise-wide deployment and management of applications and information. Prior to the third quarter of 2001, the company presented revenues in the following five categories: Application Servers, Management Products, Computing Appliances Products, Microsoft Royalties and Services and Other Revenue. Application Servers revenue primarily represented fees related to the licensing of the Company’s MetaFrame products, Subscription Advantage, the Company’s terminology for PCS, and additional user licenses. Management Products consisted of load balancing services, resource management services and other options. Computing Appliances Products revenue consisted of license fees and royalties from OEMs who are granted a license to incorporate and/or market the Company’s multi-user technologies in their own product offerings. Microsoft Royalties represented fees recognized in connection with the Development Agreement. Services and Other Revenue consisted primarily of customer support, as well as consulting in the delivery of implementation services and systems integration solutions.

     Certain of the Company’s software management products such as load balancing services and resource management services, traditionally included in Management Products, have been bundled into the MetaFrame XP products introduced in the first quarter of 2001. As a result, the Company has reclassified net revenues into the following three categories as presented below: License Revenue, Services Revenue, and Royalty Revenue. License Revenue primarily represents fees related to the licensing of the Company’s MetaFrame products, Subscription Advantage, additional user licenses, unbundled management products (such as load balancing services and resource management services), and license fees from OEMs who are granted a license to incorporate and/or market the Company’s multi-user technologies in their own product offerings. Services Revenue consists primarily of customer support and consulting in the delivery of implementation services and systems integration solutions. Royalty Revenue represents the fees recognized in connection with the Development Agreement.

     With respect to product mix, the increase in net revenues for the three months ended March 31, 2002 compared to the three months ended March 31, 2001 was primarily attributable to an increase in License Revenue due mainly to an increase in the number of MetaFrame licenses sold for Windows operating systems, specifically due to market acceptance of the Company’s MetaFrame XP family of products, introduced in February 2001. The recognition of royalty revenue in connection with the Development Agreement terminated in May 2002.

     Services and PCS revenues from customer maintenance fees or ongoing customer support are recognized ratably over the term of the contract, typically 12 to 24 months. Deferred revenues, excluding deferred revenues associated with the Development Agreement, increased approximately $7.9 million compared to December 31, 2001. This increase was due primarily to increased renewals of Subscription Advantage, the Company’s PCS offering, during the three months ended March 31, 2002.

     An analysis of the Company’s net revenues is presented below (as a percentage of net revenue):

			Increase for the
	Three Months Ended		Three Months ended
	March 31,		March 31, 2002
			vs.
	2002	2001	March 31, 2001

License revenue	85.6%	85.4%	7.4%

Services revenue	7.5	7.2	12.0

Royalty revenue	6.9	7.4	—

Net revenues	100%	100%	7.2%

     INTERNATIONAL AND SEGMENT REVENUES. International revenues (sales outside of the United States) accounted for approximately 48% of net revenues for the three months ended March 31, 2002 and 2001. For detailed information on international revenues, please refer to Note 5 to the Company’s Condensed Consolidated Financial Statements appearing in this report.

     An analysis of geographic segment net revenue is presented below (as a percentage of net revenue):

			Increase for the
	Three Months Ended		Three Months ended
	March 31,		March 31, 2002
			vs.
	2002	2001	March 31, 2001

Americas (1)	49.1%	48.9%	7.6%

EMEA (2)	35.9	36.1	6.3

Asia-Pacific	8.1	7.6	15.2

Other (3)	6.9	7.4	—

Net revenues	100%	100%	7.2%

(1)	The Americas segment is comprised of the United States, Canada and Latin America.

(2)	Defined as Europe, Middle East and Africa.

(3)	Represents royalty fees earned in connection with the Development Agreement which expired in May 2002.

In terms of the mix of revenues between geographic segments, there were no significant changes in individual segment revenue as a percentage of net revenues when compared to the same quarter in the prior year. The overall increase in geographic segment revenue was due to increased market acceptance of the Company’s Metaframe XP family of products, specifically corporate and enterprise licensing programs, across all geographic segments.

The Company currently expects to continue investing in international markets and expanding its international operations by establishing additional foreign operations, hiring personnel, expanding its international sales force and adding new third party channel partners. International revenues may fluctuate in future periods as a result of difficulties in staffing foreign operations, dependence on independent distribution channels, competition, variability of foreign economic and political conditions and changing restrictions imposed by regulatory requirements, localized product release timing and related issues of marketing such products in foreign countries.

COST OF REVENUES. Cost of revenues consisted primarily of the cost of royalties, product media and duplication, manuals, packaging materials and shipping expense. Cost of revenues also consists of compensation and other personnel-related costs of generating services revenue. All development costs incurred in connection with the Development Agreement are expensed as incurred and are reported as cost of revenues. The Company’s cost of revenues exclude amortization of core technology. During 2001, the Company implemented a new enterprise resource planning system. As a result of this implementation, management has an enhanced ability to obtain information regarding services expenses. The decrease in cost of revenues for the three months ended March 31, 2002 compared to the three months ended March  31, 2001 is primarily attributed to the Company’s ability to identify certain non-revenue generating services expenses and classify such costs as operating expenses.

GROSS MARGIN. Gross margin as a percentage of net revenue increased for the three months ended March 31, 2002 compared to the three months ended March 31, 2001 primarily due to the decrease in cost of revenues as discussed above. The Company currently anticipates that gross margin as a percentage of net revenues will remain relatively stable as compared with current levels. However, gross margin will fluctuate from time to time based on a number of factors attributable to the cost of revenues discussed above.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consisted primarily of personnel-related costs. All development costs included in the research and development of software products and enhancements to existing products have been expensed as incurred except for certain intangible assets related to certain acquisitions described in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2002. The increase in research and development expenses for the three months ended March 31, 2002 compared to the three months ended March 31, 2001, was primarily due to costs incurred for severance and relocation of employees associated with the consolidation of the Company’s Salt Lake City development team into the Company’s remaining engineering facilities in Columbia, Maryland and Fort Lauderdale, Florida. To a lesser extent, the increase was also due to additional staffing, associated salaries and related expenses primarily from the acquisition of Sequoia in the second quarter of 2001, partially offset by costs incurred in the first quarter of 2001 for third party software and external consultants and developers.

SALES, MARKETING AND SUPPORT EXPENSES. The increase in sales, marketing and support expenses for the three months ended March 31, 2002 compared to the three months ended March 31, 2001 resulted primarily from increased personnel for sales, services and marketing and associated salaries, commissions and related expenses as a result of the Sequoia acquisition in the second quarter of 2001 as well as additional end-customer sales personnel who work closely with medium and large enterprise customers to bring the appropriate combination of partners for licensing, integration and consulting to meet the customer’s needs. This increase was partially offset by the reallocation of certain overhead costs, primarily depreciation expense, to certain general and administrative cost centers.

GENERAL AND ADMINISTRATIVE EXPENSES. The increase in general and administrative expenses for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001 resulted primarily from a reallocation of certain overhead costs from other departments, primarily depreciation expense from certain sales, marketing and support cost centers into certain general and administrative cost centers, as well as an increase in depreciation from various worldwide capital expenditures, particularly the Company’s enterprise resource planning system, implemented in the third quarter of 2001.

AMORTIZATION OF INTANGIBLE ASSETS. On January 1, 2002, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Under the new rules, goodwill, and intangible assets deemed to have indefinite lives, are no longer amortized, but are subject to an annual impairment test. Other intangibles will continue to be amortized over their useful lives. At the date of adoption, the Company had unamortized goodwill, including acquired workforce, in the amount of $152.4 million, which was not amortized during the quarter. The decrease in amortization of intangible assets for the three months ended March 31, 2002 as compared to March 31, 2001 was substantially due to the adoption of SFAS No. 142.

At January 1, 2002, the Company had unamortized identified intangible assets with estimable useful lives in the amount of $36.6 million, net, which were amortized during the quarter in accordance with the provisions of SFAS No. 142. For the quarter ended March 31, 2002, the Company recorded $3.3 million in amortization expense related to these assets.

The Company completed the required impairment tests of goodwill and indefinite-lived intangible assets as of January 1, 2002. There were no impairment charges recorded during the first quarter as a result of the adoption of SFAS No. 142. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Factors Which May Affect Future Results.”

INTEREST INCOME. Interest income decreased for the three months ended March 31, 2002 compared to March 31, 2001, due primarily to lower cash and investment balances and a decrease in interest rates.

INTEREST EXPENSE. Interest expense remained relatively unchanged for the three months ended March 31, 2002 compared to the three months ended March 31, 2001.

OTHER INCOME (EXPENSE), NET. The change in other income (expense), net for the three months ended March 31, 2002 compared to the three months ended March 31, 2001, was due primarily to a $3.9 million loss resulting from an other-than-temporary decline in the market value of certain of the Company’s equity investments that was recorded during the three months ended March 31, 2001.

INCOME TAXES. The Company maintains certain operational and administrative processes in overseas subsidiaries. As a result, foreign earnings are taxed at lower foreign tax rates. These earnings are considered permanently reinvested overseas in order to fund the Company’s growth in overseas markets. The Company’s effective tax rate was reduced to 21% for the three months ended March 31, 2001 from 28% for the same period in the prior year, primarily due to the adoption of SFAS No. 142, pursuant to which amortization of goodwill, which was previously non-deductible for tax purposes, ceased. The reduction in the tax rate was also due to a higher proportion of expected revenue and profits in foreign entities with lower tax rates primarily in connection with the expiration of the Development Agreement in May 2002.

Liquidity and Capital Resources

During the three months ended March 31, 2002, the Company generated positive operating cash flows of $27.9 million, related to net income of $26.7 million, adjusted for, among other things, tax benefits from the exercise of non-statutory stock options and disqualifying dispositions of incentive stock options of $5.3 million, non-cash charges including depreciation and amortization expense of $12.0 million, provisions for product returns of $4.7 million (primarily due to the Company’s stock rotation program) and the accretion of original issue discount and amortization of financing costs on the Company’s convertible subordinated debentures of $4.5 million. These cash inflows were partially offset by an aggregate decrease in cash flow from operating assets (primarily accounts receivable) and liabilities of $25.4 million. Cash used in investing activities of $28.6 million related primarily to net cash paid for acquisitions (a contingent payment in connection with the Innovex acquisition in February 2000) of $10.7 million, the net purchase of investments of $9.7 million and $8.2 million for the purchase of property and equipment. Cash used in financing activities of $54.4 million related primarily to the expenditure of $52.6 million in the Company’s stock repurchase programs, and $5.1 million in the Company’s debt repurchase program.

As of March 31, 2002, the Company had $700.9 million in cash and investments, including $84.6 million in cash and cash equivalents. In addition, the Company had $154.6 million of working capital at March 31, 2002. The decrease in cash and investments compared to December 31, 2001 is due primarily to increased stock repurchases during the quarter, partially offset by sales and maturities of investments. The Company’s cash and cash equivalents are generally invested in investment grade, highly liquid securities to minimize interest rate risk and allow for flexibility in the event of immediate cash needs.

At March 31, 2002, the Company had approximately $79.5 million in accounts receivable, net of allowances. The $14.5 million increase in accounts receivable, net when compared to December 31, 2001 is primarily due to an increase in sales in the last month of the quarter, specifically under the Company’s corporate and enterprise licensing programs, in which the licenses are delivered electronically.

In April 2002, the Company entered into a synthetic lease arrangement totaling $61 million related to office space utilized for its corporate headquarters. A synthetic lease represents a form of off-balance sheet financing under which an unrelated third party funds 100% of the costs of the acquisition and/or construction of the property and leases the asset to a lessee, and at least 3% of the third party funds represent at risk equity. The Company’s synthetic lease qualifies as an operating lease for accounting purposes and as a financing lease for tax purposes, and will not be reflected as an asset or liability on the Company’s consolidated balance sheet. Payments in accordance with the synthetic lease will be included in the Company’s rental expense beginning in April 2002.

The initial term of the arrangement is seven years with two renewal options, at two years per renewal, upon approval by the lessor. The facility bears interest at the London Interbank Offered Rate (“LIBOR”) plus a margin. At any time during the lease term, upon thirty-day written notice, the Company may purchase the property for the outstanding loan balance. At any time during the lease term the Company also has the option to re-lease the property or remarket the property for sale to a third party. If the Company elects not to purchase the property at the end of the lease term, the Company has guaranteed a minimum residual value of approximately $51.9 million. Additionally, the lease arrangement is subject to a covenant that the Company maintain a pledged balance of approximately $63 million in cash and/or investment securities as collateral for the specified obligations under the lease agreement for the duration of the lease term.

The Company has subleased some of its leased real property to other entities. If the fair value of the building were to significantly decline, there may be a material adverse effect on the Company’s results of operations and financial condition.

In March 1999, the Company sold $850 million principal amount at maturity of its zero coupon convertible subordinated debentures (the “Debentures”) due in March 2019, in a private placement. The Debentures were priced with a yield to maturity of 5.25% and resulted in net proceeds to the Company of approximately $291.9 million, net of original discount and net of debt issuance costs of $9.6 million. Except under limited circumstances, no interest will be paid prior to maturity. The Debentures are convertible at the option of the security holder at any time on or before the maturity date at a conversion rate of 14.0612 shares of the Company’s Common Stock for each $1,000 principal amount at maturity of the Debentures, subject to adjustment in certain events. The Company may redeem the Debentures on or after March 22, 2004, and holders may require the Company to repurchase the Debentures, on fixed dates and at set redemption prices (equal to the issue price plus accrued original discount), beginning on March 22, 2004. The Company’s investment program considered the possible redemption of the Debentures in 2004, and it is the current intention of the Company to maintain sufficient liquidity in the event that redemption is required, or the Debentures are otherwise repurchased at the Company’s option.

In December 2000, the Company invested $158.1 million in a trust (“Trust”) managed by an investment advisor. The Company’s investment comprises all of the Trust’s assets. The Trust assets primarily consist of AAA-rated zero-coupon corporate securities that mature on March 22, 2004. The Trust entered into a credit risk swap agreement with the investment advisor, which effectively increased the yield on the Trust assets and for which value the Trust assumed the credit risk of ten investment-grade companies. The effective yield of the Trust, including the credit risk swap agreement, is 6.72% and the principal balance will accrete to $195 million in March 2004. In addition, in November 2001, the Company entered into an interest rate swap agreement with a notional amount of approximately $175 million which has the effect of converting a like amount of floating rate notes in the Company’s investment portfolio to a synthetic zero coupon investment due in March 2004 with a maturity value of approximately $190 million. The Company currently believes that the combined proceeds of these investment transactions will be sufficient to substantially fund the redemption of the Debentures in 2004, if required.

In October 2000, the Board of Directors approved a program authorizing the Company to repurchase up to $25 million of the Debentures in open market purchases. As of March 31, 2002, 17,000 units of the Company’s Debentures representing $17.0 million in principal amount at maturity, had been repurchased under this program for $7.2 million. The Board of Directors’ limited authorization to repurchase the Debentures allows the Company to repurchase Debentures when market conditions are favorable.

Pursuant to the Company’s stock repurchase program, the Company is authorized to make open market purchases. The objective of the Company’s stock repurchase program is to manage dilution. Purchases will be made from time to time in the open market and paid out of general corporate funds. In January 2002, the Board of Directors of the Company authorized an additional $200 million of repurchase under the Company’s stock repurchase program, bringing the aggregate amount authorized for repurchase to $600 million. During the first quarter of 2002, the Company purchased 1,400,000 shares of outstanding Common Stock on the open market for approximately $21.8 million (at an average price of $15.55). These shares have been recorded as treasury stock.

Additionally, pursuant to the stock repurchase program, the Company is party to two agreements, with a single counterparty in private transactions to purchase approximately 7.3 million shares of the Company’s Common Stock at various times through December 2003. Pursuant to the terms of the agreements, an aggregate of $150 million was paid to the counterparty with the ultimate number of shares repurchased dependent on market conditions. During the first quarter of 2002, the Company received 821,800 shares under this agreement at a total cost of $17.5 million. As of March 31, 2002, 3,521,800 cumulative shares have been received pursuant to these agreements. The shares have been recorded as treasury stock. During May 2002 the Company terminated these agreements and as a result, received 3.0 million shares of the remaining shares.

From time to time the Company sells put warrants that entitle the holder of each warrant to sell to the Company, generally by physical delivery, one share of the Company’s Common Stock at a specified price. During the first quarter of 2002, the Company sold 750,000 put warrants at an average strike price of $16.09 and received premium proceeds of $1.6 million. During the first quarter of 2002, the Company paid $30.8 million for the purchase of 1,300,000 shares upon the exercise of outstanding put warrants. The Common Shares purchased upon exercise of these put warrants have been recorded as treasury stock. As of March 31, 2002, 750,000 put warrants were outstanding, with exercise prices ranging from $13.75 to $17.20, which mature on various dates during May 2002. As of March 31, 2002, the Company has a total potential repurchase obligation of approximately $12.1 million associated with the outstanding put warrants, of which $5.0 million is classified as a put warrant obligation on the condensed consolidated balance sheet. The remaining $7.1 million of outstanding put warrants permit a net-share settlement at the Company’s option and do not result in a put warrant obligation on the condensed consolidated balance sheet. The outstanding put warrants classified as a put warrant obligation on the condensed consolidated balance sheet will be reclassified to equity when the warrant is exercised or when it expires. Under the terms of certain of the put warrant agreements, the Company must maintain certain levels of cash and investments balances. As of March 31, 2002, the Company has approximately $200.9 million of cash and investments in excess of required levels.

During the three months ended March 31, 2002 and 2001, the Company expended an aggregate of $51.0 million and $27.7 million, net of put warrant premiums received, respectively, under all stock repurchase transactions.

During the three months ended March 31, 2002 and 2001, a significant portion of the Company’s cash inflows were generated by operations. Although the Company believes existing cash and investments together with cash flow expected from operations will be sufficient to meet operating and capital expenditures requirements through 2002, there can be no assurance that future operating results will not vary if the Company experiences a decrease in customer demand or acceptance of future product offerings. The Company may from time to time seek to raise additional funds through public or private offerings of debt or equity securities. There can be no guarantee that such financings will be available when needed or desired or that, if available, such financings will be at terms favorable to the Company or its stockholders. The Company continues to search for suitable acquisition candidates and may acquire or make investments in companies it believes are related to its strategic objectives. Such investments may reduce the Company’s available working capital.

Certain Factors Which May Affect Future Results

The Company’s operating results and financial condition have varied in the past and may in the future vary significantly depending on a number of factors. From time to time, information provided by the Company or statements made by its employees may contain “forward-looking” information that involves risks and uncertainties. In particular, statements contained in this Form 10-Q, and in the documents incorporated by reference into this Form 10-Q, that are not historical facts, including, but not limited to statements concerning new products, product development, deferred revenues, the Development Agreement, growth of international revenues, investments in foreign operations and markets, reinvestment of foreign earnings, gross margins, goodwill, intangible assets, impairment charges, amortization, foreign currency hedging transactions, anticipated operating and capital expenditure requirements, leasing and subleasing activities, acquisitions, debt redemption obligations, stock repurchases, investment transactions, litigation matters, trading plans and potential debt or equity financings constitute forward-looking statements and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are neither promises nor guarantees. The Company’s actual results of operations and financial condition have varied and may in the future vary significantly from those stated in any forward-looking statements. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Form 10-Q, in the documents incorporated by reference into this Form 10-Q or presented elsewhere by management from time to time. Such factors, among others, may have a material adverse effect upon the Company’s business, results of operations and financial condition.

Reliance Upon Strategic Relationship With Microsoft

Microsoft is the leading provider of desktop operating systems. The Company depends upon the license of key technology from Microsoft, including certain source and object code licenses and technical support. The Company’s Development Agreement with Microsoft expired in May 2002. The Company’s relationship with Microsoft is subject to the following risks and uncertainties, which individually, or in the aggregate, could cause a material adverse effect in the Company’s business, results of operations and financial condition:

•	COMPETITION WITH MICROSOFT. Microsoft Windows NT Server, Terminal Server Edition and Microsoft Windows 2000 (collectively “Windows Server Operating Systems”) are, and future product offerings by Microsoft may be, competitive with the Company’s current MetaFrame products, and any future product offerings by the Company.

•	EXPIRATION OF MICROSOFT’S ENDORSEMENT OF THE ICA PROTOCOL. Microsoft’s obligation to endorse only the Company’s ICA protocol as the preferred method to provide multi-user Windows access for devices other than Windows clients expired in November 1999. Microsoft may market or endorse other methods to provide multi-user Windows access to non-Windows client devices, including Microsoft’s Remote Desktop Protocol (“RDP”).

•	DEPENDENCE ON MICROSOFT FOR COMMERCIALIZATION. The Company’s ability to successfully commercialize certain of its MetaFrame products depends on Microsoft’s ability to market Windows Server Operating Systems products. The Company does not have control over Microsoft’s distributors and resellers and, to the Company’s knowledge, Microsoft’s distributors and resellers are not obligated to purchase products from Microsoft.

•	PRODUCT RELEASE DELAYS. There may be delays in the release and shipment of future versions of Windows Server Operating Systems.

•	TERMINATION OF DEVELOPMENT AGREEMENT OBLIGATIONS. Microsoft may now change its Windows Server Operating Systems to render them inoperable with the Company’s MetaFrame product offerings. Further, Microsoft may help third parties compete with the Company’s MetaFrame products. Finally, future product offerings by Microsoft may not provide for interoperability with the Company’s products. The lack of interoperability between present or future Microsoft products and the Company’s products could cause a material adverse effect on the Company’s business, results of operations and financial condition.

•	TERMINATION OF THE DEVELOPMENT AGREEMENT REVENUES. Since the expiration of the Company’s Development Agreement with Microsoft, the Company no longer recognizes any royalty revenue from the Development Agreement.

There can be no assurances that the Company’s agreements with Microsoft will be renewed by Microsoft after their respective expirations or that, if renewed such agreements will be on terms favorable to the Company or its stockholders. A failure by the Company to renew certain terms of its agreements with Microsoft could result in an adverse effect on the Company's business, results of operations and financial condition.

Fluctuations in Economic and Market Conditions

The demand for the Company’s products depends in part upon the general demand for computer hardware and software, which fluctuates based on numerous factors, including capital spending levels, the spending levels and growth of the Company’s current and prospective customers and general economic conditions. Fluctuations in the demand for the Company’s products could have a material adverse effect on the Company’s business, financial condition and results of operations. In addition, if the current trend of slower IT spending is experienced in the future, it will have a continued impact on the Company’s financial condition and results of operations.

The Company’s short and long-term investments with various financial institutions are subject to risks inherent with fluctuations in general economic and market conditions. Such fluctuations could cause an adverse effect in the value of such investments and could even result in a total loss of certain of the Company’s investments. A total loss of one or more investments could result in an adverse effect on the Company’s results of operations and financial condition.

New Products and Technological Change

The markets for the Company’s products are relatively new and are characterized by:

•	rapid technological change;

•	evolving industry standards;

•	changes in end-customer requirements; and

•	frequent new product introductions and enhancements.

These market characteristics will require the Company to continually enhance its current products and develop and introduce new products to keep pace with technological developments and respond to evolving end-customer requirements. As is common in the computer software industry, the Company may experience delays in the introduction of new products. Moreover, the Company may experience delays in market acceptance of any new products or new releases of its current products. Additionally, the Company and others may announce new product enhancements or technologies that could replace or shorten the life cycle of the Company’s existing product offerings. For example, there can be no guarantee that the Company’s development stage, channel-ready portal software product, NFuse Elite, will be introduced when anticipated or desired by the Company, or that upon introduction, NFuse Elite will be accepted by the Company’s channel and strategic partners, customers or prospective customers. There can be no assurance that the Company will be able to respond effectively to technological changes or new product announcements by others. If the Company experiences material delays or sales shortfalls with respect to new products or new releases of its current products, such delays and shortfalls could have a material adverse effect on the Company’s business, results of operations and financial condition.

The Company believes it will incur additional costs and royalties associated with the development, licensing or acquisition of new technologies or enhancements to existing products. This will increase the Company’s cost of revenues and operating expenses. The Company cannot currently quantify such increase with respect to transactions that have not occurred. The Company may use a substantial portion of its cash and investments to fund these additional costs.

The Company believes that it will continue to rely, in part, on third party licensing arrangements to enhance and differentiate the Company’s products. Such licensing arrangements are subject to a number of risks and uncertainties such as undetected errors in third party software, disagreement over the scope of the license and other key terms, such as royalties payable, and infringement actions brought by third party licensees. In addition, the loss or inability to maintain any of these third party licenses could result in delays in the shipment or release of the Company products, which could have a material adverse effect on the Company’s business, results of operations and financial condition.

The Company may need to hire additional personnel to develop new products, product enhancements and technologies. If the Company is unable to add the necessary staff and resources, future enhancement and additional features to its existing or future products may be delayed, which may have a material adverse effect on the Company’s business, results of operations and financial condition.

Charges in the Event of Impairment

In January 2002, the Company adopted SFAS No. 141, Business Combinations, and No. 142, “Goodwill and Other Intangible Assets.” As a result, the Company no longer amortizes goodwill and intangible assets deemed to have indefinite lives. However, the Company will continue to have amortization related to certain product and core technologies, trademarks, patents and other intangibles, and the Company must evaluate its intangible assets, including goodwill, at least annually for impairment. If the Company determines that any of its intangible assets are impaired, the Company will be required to take a related charge to earnings.

Furthermore, at March 31, 2002, the Company had unamortized identified intangibles with estimable useful lives in the amount of $33.5 million, net, of which $31.6 million consists of product and core technology purchased by the Company in its acquisition of Sequoia. The Company currently intends to commercialize such technology through its new access portal line of products that includes NFuse Elite. If the Company’s new access portal line of products is not accepted by the Company’s channel and strategic partners, customers or prospective customers, the Company may determine that the value of such purchased technology is impaired and may be required to take a related charge to earnings. Such a charge to earnings could result in a material adverse effect on the Company’s results of operations and financial condition.

Risks Associated With Synthetic Lease

In April 2002 the Company entered into a synthetic lease arrangement, with an initial term of seven years, related to the Company’s headquarters office buildings in Fort Lauderdale, Florida. The lease arrangement qualifies for operating lease accounting treatment under SFAS No. 13, “Accounting for Leases,” and, as such, neither the property nor the lease debt is included on the Company’s consolidated balance sheet. The lease arrangement is subject to a covenant that the Company maintain a pledged balance of approximately $63 million in cash and/or investment securities to an affiliate of the lessor, serving as collateral agent in the arrangement. If the Company defaults on its commitments under the synthetic lease arrangement and is unable to remedy the default in a timely manner, the lessor may use the pledged assets to effect a transfer of the ownership of the real estate to the Company. At any time during the lease term, upon a thirty-day written notice, the Company may purchase the property for the outstanding loan balance. If the Company purchases the property, it will be required to add the property to its consolidated balance sheet. At any time during the lease term, the Company also has the option to re-lease the property or remarket the property for sale to a third party. If the Company remarkets the property for sale to a third party, the Company could be required to find alternate headquarter facilities on terms that may not be as favorable as the current arrangement. In addition, if the fair value of the property were to significantly decline either during the term of the lease or at the end of the lease term, such a decline could have a material adverse effect on the Company’s results of operations and financial condition. For further information on the Company’s synthetic lease, please refer to “Liquidity and Capital Resources” and Note 12 of the Company’s Notes to Condensed Consolidated Financial Statements.

Competition

The markets in which the Company competes are intensely competitive. Certain of its competitors and potential competitors, including Microsoft and Novell, Inc., have significantly greater financial, technical, sales and marketing and other resources than the Company. The announcement of the release and the actual release of products competitive with the Company’s existing and future product lines, such as Windows Server Operating Systems and related enhancements, could cause existing and potential customers of the Company to postpone or cancel plans to license the Company’s products. This would adversely impact the Company’s business, operating results and financial condition. Further, the Company’s ability to market ICA, MetaFrame and other future product offerings may be affected by Microsoft’s licensing and pricing scheme for client devices implementing the Company’s product offerings, which attach to Windows Server Operating Systems.

In addition, alternative products exist for Web applications in the Internet software market that directly or indirectly compete with the Company’s current products and anticipated future product offerings. Existing or new products that extend Internet software to provide database access or interactive computing (including but not limited to, Microsoft products) can materially impact the Company’s ability to sell its products in this market. As markets for the Company’s products continue to develop, additional companies, including companies with significant market presence in the computer hardware, software and networking industries may enter the markets in which the Company competes and further intensify competition. Competitors in this market include Microsoft, AOL Time Warner, ORACLE, Sun Microsystems and other makers of Web server application and browser software. Finally, although the Company believes that price has historically been a less significant competitive factor than product performance, reliability and functionality, the Company believes that price competition may become more significant in the future. The Company may not be able to maintain its historic prices and margins, and any inability to do so could adversely affect its business, results of operations and financial condition.

Dependence Upon Strategic Relationships

In addition to its relationship with Microsoft, the Company has strategic relationships with IBM, Compaq, Hewlett-Packard and others. The Company depends upon its strategic partners to successfully incorporate the Company’s technology into their products and to market and sell such products. If the Company is unable to maintain its current strategic relationships or develop additional strategic relationships, or if any of its key strategic partners are unsuccessful at incorporating the Company’s technology into their products or marketing or selling such products, the Company’s business, operating results and financial condition could be materially adversely affected.

Dependence On Proprietary Technology

The Company relies primarily on a combination of copyright, trademark and trade secret laws, as well as confidentiality procedures and contractual provisions, to protect its proprietary rights. The Company’s efforts to protect its proprietary technology rights may not be successful. The loss of any material trade secret, trademark, trade name, or copyright could have a material adverse effect on the Company. Despite the Company’s precautions, it may be possible for unauthorized third parties to copy certain portions of the Company’s products or to obtain and use information regarded as proprietary. A significant portion of the Company’s sales are derived from the licensing of its packaged products under “shrink wrap” license agreements that are not signed by licensees and electronic licensing agreements that may be unenforceable under the laws of certain foreign jurisdictions. In addition, the Company’s ability to protect its proprietary rights may be affected by the following:

•	DIFFERENCES IN INTERNATIONAL LAW. The laws of some foreign countries do not protect the Company’s intellectual property to the same extent as do the laws of the United States and Canada.

•	THIRD PARTY INFRINGEMENT CLAIMS. Third parties may assert infringement claims against the Company in the future. This may result in costly litigation or require the Company to obtain a license to intellectual property rights of such third parties. Such licenses may not be available on reasonable terms or at all.

Product Concentration

The Company anticipates that its MetaFrame product line and related enhancements will constitute the majority of its revenue for the foreseeable future. The Company’s ability to generate revenue from its MetaFrame product will depend upon market acceptance of Windows Server Operating Systems and/or UNIX Operating Systems. Declines in demand for products based on MetaFrame technology may occur as a result of new competitive product releases, price competition, new products or updates to existing products, lack of success of the Company’s strategic partners, technological change or other factors.

Need to Attract and Penetrate Large Enterprise Customers

The Company intends to expand its ability to reach and penetrate large enterprise customers by adding channel partners and expanding its offering of consulting services. The Company’s inability to attract and penetrate large enterprise customers could have a material adverse effect on its business, operating results and financial condition. Large enterprise customers usually request special pricing and generally have longer sales cycles, which could negatively impact the Company’s revenues. Additionally, as the Company attempts to attract and penetrate large enterprise customers, it may need to increase corporate branding activities, which will increase the Company’s operating expenses, but may not proportionally increase its operating revenues.

Need to Expand Channels of Distribution

The Company intends to leverage its relationships with hardware and software vendors and systems integrators to encourage them to recommend or distribute the Company’s products. In addition, an integral part of the Company’s strategy is to expand its ability to reach large enterprise customers by adding channel partners and expanding its offering of consulting services. The Company is currently investing, and intends to continue to invest, significant resources to develop these channels, which could reduce the Company’s profits.

Reliance Upon Indirect Distribution Channels and Major Distributors

The Company relies significantly on independent distributors and resellers for the marketing and distribution of its products. The Company does not control its distributors and resellers. Additionally, the Company’s distributors and resellers are not obligated to purchase products from the Company and may also represent other lines of products.

Further, the Company may maintain individually significant accounts receivable balances with certain distributors. For example, one such distributor accounted for approximately 11% and 14% of gross accounts receivable as of March 31, 2002 and December 2001, respectively. If the financial condition of such distributors deteriorates and such distributors significantly delay or default on their payment obligations, such delays or defaults could result in a material adverse effect on the Company’s business, results of operations and financial condition.

Dependence Upon Broad-based Acceptance of Ica Protocol

The Company believes that its success in the markets in which it competes will depend upon its ability to make ICA protocol a widely accepted standard for supporting Windows and UNIX applications. If another standard emerges or if the Company otherwise fails to achieve wide acceptance of the ICA protocol as a standard for supporting Windows or UNIX applications, the Company’s business, operating results and financial condition could be materially adversely affected. Microsoft includes as a component of Windows Server Operating Systems its Remote Desktop Protocol (RDP), which has certain of the capabilities of the Company’s ICA protocol, and may offer customers a competitive solution. The Company believes that its success is dependent on its ability to enhance and differentiate its ICA protocol, and foster broad acceptance of the ICA protocol based on its performance, scalability, reliability and enhanced features. In addition, the Company’s ability to win broad market acceptance of its ICA protocol will depend upon the degree of success achieved by its strategic partners in marketing their respective platforms, product pricing and customers’ assessment of its technical, managerial service and support expertise. If another standard emerges or if the Company fails to achieve wide acceptance of the ICA protocol as a standard for supporting Windows and UNIX applications, the Company’s business, operating results and financial condition could be materially adversely affected.

Potential for Undetected Errors

Despite significant testing by the Company and by current and potential customers, new products may contain errors after commencement of commercial shipments. Additionally, the Company’s products depend upon certain third party products, which may contain defects and could reduce the performance of the Company’s products or render them useless. Since the Company’s products are often used in mission-critical applications, errors in the Company’s products or the products of third parties upon which the Company’s products rely could give rise to warranty or other claims by the Company’s customers.

Maintenance of Growth Rate

The Company’s revenue growth rate in 2002 may not approach the levels attained in recent years. The Company’s growth during recent years is largely attributable to the introduction of MetaFrame for Windows in mid-1998. There can be no assurance that the markets in which the Company operates, including the application server market and the Internet products market, will grow in the manner predicted by independent third parties. In addition, to the extent revenue growth continues, the Company believes that its cost of revenues and certain operating expenses will also increase. Due to the fixed nature of a significant portion of such expenses, together with the possibility of slower revenue growth, the Company’s income from operations and cash flows from operating and investing activities may decrease as a percentage of revenues in 2002.

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

Additionally, in 1999, the Company completed the acquisition of certain in-process software technologies from ViewSoft, in which it allocated $2.3 million of the purchase price to in process research and development. In April 2001, the Company acquired Sequoia, of which $2.6 million of the purchase price was allocated to in-process research and development. The Company’s efforts with respect to the acquired technologies currently consist of integration work and any associated design, development or rework that may be required to support the integration of the technology into the Company’s anticipated future product offerings. Failure to complete the development of the Company’s anticipated future product offerings in their entirety, or in a timely manner, could have a material adverse impact on the Company’s financial condition and results of operations. The Company is currently unable to determine the impact of such delays on its business, future results of operations and financial condition. There can be no assurance that the Company will not incur additional charges in subsequent periods to reflect costs associated with completing such projects or that the Company will be successful in its efforts to integrate and further develop these technologies.

Role of Mergers and Acquisitions

Mergers and acquisitions involve numerous risks, including the following:

•	difficulties in integration of the operations, technologies, and products of the acquired companies;

•	the risk of diverting management’s attention from normal daily operations of the business;

•	potential difficulties in completing projects associated with purchased in-process research and development;

•	risks of entering markets in which the Company has no or limited direct prior experience and where competitors in such markets have stronger market positions;

•	the potential loss of key employees of the acquired company; and

•	an uncertain sales and earnings stream from the acquired entity, which may result in unexpected dilution to the Company’s earnings.

Mergers and acquisitions of high-technology companies are inherently risky, and no assurance can be given that the Company’s previous, including the Company’s acquisition of Sequoia, or future acquisitions will be successful and will not have a material adverse affect on the Company’s business, operating results or financial condition. In addition, there can be no assurance that the combined company resulting from any such acquisition can continue to support the growth achieved by the companies separately. The Company must also focus on its ability to manage and integrate any such acquisition. Failure to manage growth effectively and successfully integrate acquired companies could adversely affect the Company’s business and operating results.

Revenue Recognition Process

The Company continually re-evaluates its programs, including specific license terms and conditions, to market its current and future products and services. The Company may implement new programs, including offering specified and unspecified enhancements to its current and future product lines. The Company may recognize revenues associated with such enhancements after the initial shipment or licensing of the software product or over the product’s life cycle. The Company has implemented a new licensing model associated with the release of MetaFrame XP in February 2001. The Company may implement a different licensing model, in certain circumstances, which would result in the recognition of licensing fees over a longer period, which may result in decreasing revenue. The timing of the implementation of such programs, the timing of the release of such enhancements and other factors may impact the timing of the Company’s recognition of revenues and related expenses associated with its products, related enhancements and services and could adversely affect the Company’s business and operating results.

Dependence On Key Personnel

The Company’s success will depend, in large part, upon the services of a number of key employees. The Company does not have long-term employment agreements with any of its key personnel. Any officer or employee can terminate his or her relationship with the Company at any time.

The effective management of the Company’s anticipated growth will depend, in a large part, upon the Company’s ability to (i) retain its highly skilled technical, managerial and marketing personnel; and (ii) to attract and maintain replacements for and additions to such personnel in the future. Competition for such personnel may affect the Company’s ability to successfully attract, assimilate or retain sufficiently qualified personnel.

Product Returns and Price Reductions

The Company provides certain of its distributors with product return rights for stock balancing or limited product evaluation. The Company also provides certain of its distributors with price protection rights. To cover these product returns and price protections, the Company has established reserves based on its evaluation of historical trends and current circumstances. These reserves may not be sufficient to cover product returns and price protections in the future, in which case the Company’s operating results may be adversely affected.

International Operations

The Company’s continued growth and profitability will require further expansion of its international operations. To successfully expand international sales, the Company must establish additional foreign operations, hire additional personnel and recruit additional international resellers. Such international operations are subject to certain risks, such as:

•	difficulties in staffing and managing foreign operations;

•	dependence on independent distributors and resellers;

•	fluctuations in foreign currency exchange rates;

•	compliance with foreign regulatory and market requirements;

•	variability of foreign economic and political conditions;

•	changing restrictions imposed by regulatory requirements, tariffs or other trade barriers or by United States export laws;

•	costs of localizing products and marketing such products in foreign countries;

•	longer accounts receivable payment cycles;

•	potentially adverse tax consequences, including restrictions on repatriation of earnings;

•	difficulties in protecting intellectual property; and

•	burdens of complying with a wide variety of foreign laws.

Volatility of Stock Price

The market price for the Company’s Common Stock has been volatile and has fluctuated significantly to date. The trading price of the Common Stock is likely to continue to be highly volatile and subject to wide fluctuations in response to factors such as actual or anticipated variations in operating and financial results, anticipated revenue or earnings growth, analyst reports or recommendations and other events or factors, many of which are beyond the Company’s control. In addition, the stock market in general, and The NASDAQ National Market and the market for software companies and technology companies in particular, have experienced extreme price and volume fluctuations. These broad market and industry factors may materially and adversely affect the market price of the Common Stock, regardless of the Company’s actual operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted against such companies. For example, several class-action lawsuits were instituted against the Company, its directors, and certain of its officers in 2000 following a decline in the Company’s stock price. Such litigation could result in substantial costs and a diversion of management’s attention and resources, which would have a material adverse effect on the Company’s business, financial condition and results of operations.

Management of Growth and Higher Operating Expenses

The Company has recently experienced rapid growth in the scope of its operations, the number of its employees and the geographic area of its operations. In addition, the Company has completed certain domestic and international acquisitions. Such growth and assimilation of acquired operations and personnel of such acquired companies has placed and may continue to place a significant strain on the Company’s managerial, operational and financial resources. To manage its growth effectively, the Company must continue to implement and improve additional management and financial systems and controls. The Company believes that it has made adequate allowances for the costs and risks associated with these expansions. However, its systems, procedures or controls may not be adequate to support its current or future operations. In addition, the Company may not be able to effectively manage this expansion and still achieve the rapid execution necessary to fully exploit the market opportunity for its products and services in a timely and cost-effective manner. The Company’s future operating results will also depend on its ability to manage its expanding product line, expand its sales and marketing organizations and expand its support organization commensurate with the increasing base of its installed product.

The Company plans to increase its professional staff during 2002 as it expands sales, marketing and support and product development efforts, as well as associated administrative systems, to support planned growth and business objectives. As a result of this planned growth, the Company believes that it may also require additional domestic and international facilities during 2002. Although the Company believes that the cost of such additional staff and facilities will not significantly impact its financial position or results of operations, the Company anticipates that operating expenses will increase during 2002 as a result of its planned growth in staff. Such an increase in operating expenses may reduce its income from operations and cash flows from operating activities in 2002.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes with respect to the information on Quantitative and Qualitative Disclosures About Market Risk appearing in Part II, Item 7A to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In February 2002, a stockholder filed a complaint (the “Complaint”) in the Court of Chancery of the State of Delaware against the Company and certain of its officers and directors. The Complaint purports to state a direct claim on behalf of a putative class of stockholders and a derivative claim nominally on behalf of the Company for breach of fiduciary duties by failing to disclose all material information concerning the Company's annual meeting of stockholders in April 2000. The Complaint asserts claims similar to those alleged by such stockholder in a suit that was filed in September 2000, and subsequently voluntarily dismissed without prejudice in July 2001. The Complaint seeks compensatory damages, rescission of the Company’s 2000 Director and Officer Stock Option and Incentive Plan, and other related relief. The Company believes the plaintiff’s claim lacks merit, however, the Company is unable to determine the ultimate outcome of this matter and intends to vigorously defend it.

In addition, the Company is a defendant in various matters of litigation generally arising out of the normal course of business. Although it is difficult to predict the ultimate outcome of these cases, management believes, based on discussions with counsel, that any ultimate liability would not materially affect the Company’s financial position, results of operations, or liquidity.

ITEM 5. OTHER INFORMATION

The Company’s policy governing transactions in its securities by its directors, officers and employees permits its officers, directors and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The Company has been advised that its Chairman of the Board of Directors, Roger W. Roberts (who will retire from the Company’s Board of Directors upon the expiration of his term as a Class I director at the Annual Meeting of Stockholders in May 2002) entered into a trading plan for the period included in this report in accordance with Rule 10b5-1 and the Company’s policy governing transactions in its securities. The Company anticipates that, as permitted by Rule 10b5-1 and its policy governing transactions in its securities, some or all of its officers, directors and employees may establish trading plans in the future. The Company intends to disclose the names of executive officers and directors who establish a trading plan in compliance with Rule 10b5-1 in its securities in its future quarterly and annual reports on Form 10-Q and 10-K filed with the Securities and Exchange Commission. However, the Company undertakes no obligation to update or revise the information provided herein, including for revision or termination of an established trading plan.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  There are no exhibits to be filed with this report.

(b)  There were no reports on Form 8-K filed by the Company during the first quarter of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of May 2002.

CITRIX SYSTEMS, INC.

By: /s/ John P. Cunningham

John P. Cunningham Chief Financial Officer, Senior Vice-President of Finance and Operations and Assistant Secretary (Authorized Officer and Principal Financial Officer)