Form 10-Q
period 2002-06-30
CITRIX SYSTEMS INC
filed 2002-08-14
CIK 877890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.

Commission File Number 0-27084

CITRIX SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-2275152 (IRS Employer Identification No.)

851W. Cypress Creek Road Fort Lauderdale, Florida (Address of principal executive offices)	33309 (Zip Code)

Registrant’s Telephone Number, Including Area Code: (954) 267-3000

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

     As of August 5, 2002 there were 174,953,084 shares of the registrant’s Common Stock, $.001 par value per share, outstanding.

CITRIX SYSTEMS, INC.

Form 10-Q
For the Quarterly Period Ended June 30, 2002

CONTENTS

Page
Number

PART I: FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets: June 30, 2002 and December 31, 2001	3

Condensed Consolidated Statements of Income: Three Months and Six Months ended June 30, 2002 and 2001	5

Condensed Consolidated Statements of Cash Flows: Six Months ended June 30, 2002 and 2001	6

Notes to Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3. Quantitative & Qualitative Disclosures About Market Risk	37

PART II: OTHER INFORMATION

Item 1. Legal Proceedings	38

Item 4. Submission of Matters to a Vote of Security Holders	38

Item 6. Exhibits and Reports on Form 8-K	39

Signature	40

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Citrix Systems, Inc.

Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2002	2001

	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$93,301	$139,693
Short-term investments	104,539	77,078
Accounts receivable, net of allowances of $8,573 and $12,069 at June 30, 2002 and December 31, 2001, respectively	69,665	65,032
Inventories	2,438	3,568
Prepaid taxes	18,214	6,069
Other prepaid and current assets	35,181	21,444
Current portion of deferred tax assets	34,104	33,171

Total current assets	357,442	346,055

Long-term investments	521,499	529,894
Property and equipment, net	85,267	90,110
Goodwill, net	152,364	152,364
Other intangible assets, net	31,052	36,613
Long-term portion of deferred tax assets	22,762	25,071
Other assets	31,083	28,123

	$1,201,469	$1,208,230

Continued

Citrix Systems, Inc.

Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2002	2001

	(in thousands, except par value)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$94,122	$111,928
Current portion of deferred revenues	81,026	80,573

Total current liabilities	175,148	192,501
Long-term portion of deferred revenues	6,738	5,631
Convertible subordinated debentures	350,027	346,214
Commitments and contingencies
Put warrants	—	16,554
Stockholders’ equity:
Preferred stock at $.01 par value: 5,000 shares authorized, none issued and outstanding	—	—
Common stock at $.001 par value: 1,000,000 shares authorized; 197,298 and 196,627 issued at June 30, 2002 and December 31, 2001, respectively	197	197
Additional paid-in capital	632,082	507,857
Retained earnings	463,415	425,877
Accumulated other comprehensive income (loss)	6,607	(84)

	1,102,301	933,847
Less— common stock in treasury, at cost (18,735 and 11,450 shares at June 30, 2002 and December 31, 2001, respectively)	(432,745)	(286,517)

Total stockholders’ equity	669,556	647,330

	$1,201,469	$1,208,230

See accompanying notes.

Citrix Systems, Inc.

Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

	(in thousands, except per share information)
Revenues:
Revenues	$113,246	$137,334	$245,684	$260,273
Other revenues	4,210	9,940	14,082	19,813

Total net revenues	117,456	147,274	259,766	280,086
Cost of revenues (excluding amortization, presented separately below)	4,758	7,223	9,510	14,534

Gross margin	112,698	140,051	250,256	265,552
Operating expenses:
Research and development	17,059	18,150	35,908	34,324
Sales, marketing and support	61,413	56,840	122,611	106,251
General and administrative	21,339	19,061	44,577	37,076
Amortization of intangible assets	2,611	12,228	5,942	18,533
In-process research and development	—	2,580	—	2,580

Total operating expenses	102,422	108,859	209,038	198,764

Income from operations	10,276	31,192	41,218	66,788
Interest income	6,869	11,311	14,193	24,358
Interest expense	(4,612)	(4,574)	(9,220)	(8,954)
Other expense, net	(1,684)	(3,002)	(1,558)	(7,077)

Income before income taxes	10,849	34,927	44,633	75,115
Income taxes	—	12,033	7,095	23,286

Net income	$10,849	$22,894	$37,538	$51,829

Earnings per common share:
Basic earnings per share	0.06	$0.12	$0.21	$0.28

Weighted average shares outstanding	179,935	184,490	182,043	184,660

Earnings per common share-assuming dilution:
Diluted earnings per share	$0.06	$0.12	$0.20	$0.27

Weighted average shares outstanding	181,262	194,001	184,352	194,794

See accompanying notes.

Citrix Systems, Inc.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,

	2002	2001

	(in thousands)
Operating Activities
Net income	$37,538	$51,829
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	5,942	18,533
Depreciation and amortization of property and equipment	16,549	13,669
Loss on abandonment of fixed assets	461	—
Other-than-temporary decline in market value of investments	607	6,182
In-process research and development	—	2,580
Provision for doubtful accounts receivable	240	1,620
Provision for product returns	8,481	12,042
Provision for inventory obsolescence	956	1,665
Tax benefit related to the exercise of non-statutory stock options and disqualifying dispositions of incentive stock options	20,719	10,324
Accretion of original issue discount and amortization of financing cost	9,136	8,825
Other	42	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(13,354)	(29,574)
Inventories	174	(1,179)
Prepaid taxes	(12,145)	22,639
Other prepaid and current assets	(8,446)	(7,112)
Other assets	2,745	(14,366)
Deferred tax assets	(1,278)	14,547
Accounts payable and accrued expenses	(9,146)	(491)
Deferred revenues	1,560	2,503

Net cash provided by operating activities	60,781	114,236
Investing Activities
Purchases of investments	(71,735)	(173,434)
Proceeds from sales and maturities of investments	52,150	121,533
Cash paid for acquisitions, net of cash acquired	(10,680)	(173,266)
Purchases of property and equipment	(12,547)	(32,420)

Net cash used in investing activities	(42,812)	(257,587)
Financing Activities
Proceeds from issuance of common stock	3,833	39,762
Cash paid under stock repurchase programs	(64,673)	(58,590)
Cash paid to repurchase convertible subordinated debentures	(5,075)	—
Proceeds from sale of put warrants	1,564	2,418
Other	(10)	(3)

Net cash used in financing activities	(64,361)	(16,413)

Change in cash and cash equivalents	(46,392)	(159,764)
Cash and cash equivalents at beginning of period	139,693	375,025

Cash and cash equivalents at end of period	$93,301	$215,261

See accompanying notes.

Citrix Systems, Inc.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
June 30, 2002

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments, which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown, are of a normal recurring nature and have been reflected in the unaudited condensed consolidated financial statements. The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or for any future period. The information included in these unaudited condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the consolidated financial statements and accompanying notes included in the Citrix Systems, Inc. (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2001.

Certain reclassifications have been made for consistent presentation.

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

Investments

The Company does not recognize changes in the fair value of certain investments in earnings unless a decline in the fair value of the investments is considered other-than-temporary. For the three and six months ended June 30, 2002 the Company recorded $0.6 million in investment write-downs and for the three and six months ended June 30, 2001, the Company recorded $2.2 and $6.2 million, respectively, in investment write-downs, which are included in other expense, net in the accompanying condensed consolidated statements of income.

At June 30, 2002, approximately $63 million in investment securities were pledged as collateral for specified obligations under the Company’s synthetic lease arrangement. For further information see Note 11.

Revenue Recognition

Revenue is recognized when earned. The Company’s revenue recognition policies are in compliance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2 (as amended by SOP 98-4 and SOP 98-9) and related interpretations, “Software Revenue Recognition.” Product revenues are recognized upon shipment of the software product only if no significant Company obligations remain, the fee is fixed or determinable, and collection of the resulting receivable is deemed probable at the outset of the arrangement. Revenue from packaged product sales to distributors and resellers is recorded when related products are shipped. Revenues from enterprise and corporate licensing arrangements are recognized when related products are shipped and the customer has been electronically provided with licenses that include the activation keys that allow the customer to take immediate possession of the software pursuant to an agreement or purchase order. In software arrangements that include rights to multiple software products, post-contract customer support (“PCS”), and/or other services, the Company allocates the total arrangement fee among each deliverable based on the relative fair value of each of the deliverables determined based on vendor-specific objective evidence (“VSOE”). The Company sells software and PCS separately, and VSOE is determined by the price charged when each element is sold separately. Product returns and sales allowances, including stock rotations, are estimated and provided for at the time of sale. Non-recurring engineering fees are recognized ratably as the work is performed. Revenues from training and consulting are recognized when the services are performed. Service and PCS revenues from customer maintenance fees for ongoing customer support and product updates and upgrades are based on the price charged or derived value of the undelivered elements and are recognized ratably over the term of the contract, which is typically 12 to 24 months. Service revenues are included in net revenues in the accompanying condensed consolidated statements of income.

In May 1997, the Company entered into a five year joint license, development and marketing agreement with Microsoft Corporation (“Microsoft”) (as amended, the “Microsoft Development Agreement”), pursuant to which the Company licensed its multi-user Windows NT extensions to Microsoft for inclusion in future versions of Windows NT server software. Revenue from the Microsoft Development Agreement was recognized ratably over the five-year term of the contract, which expired in May 2002. Revenues recognized pursuant to the Microsoft Development Agreement are included in other revenues in the accompanying condensed consolidated statements of income.

3. Earnings Per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options (calculated using the treasury stock method), and put warrants (calculated using the reverse treasury stock method). Certain shares under the Company’s stock option program and Common Stock potentially issuable upon conversion of the Company’s convertible subordinated debentures were excluded from the computation of diluted earnings per share due to their anti-dilutive effect for the respective periods.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

	(in thousands, except per share information)
Numerator:
Net income	$10,849	$22,894	$37,538	$51,829

Denominator:
Denominator for basic earnings per share — weighted-average shares	179,935	184,490	182,043	184,660
Effect of dilutive securities:
Put warrants	—	9	—	8
Employee stock options	1,327	9,502	2,309	10,126

Dilutive common share equivalents	1,327	9,511	2,309	10,134

Denominator for diluted earnings per share — weighted-average shares	181,262	194,001	184,352	194,794

Basic earnings per share	$0.06	$0.12	$0.21	$0.28

Diluted earnings per share	$0.06	$0.12	$0.20	$0.27

Anti-dilutive weighted shares	50,909	44,528	49,982	43,905

4. Acquisition

On April 30, 2001, the Company completed the acquisition of Sequoia Software Corporation (“Sequoia”), a provider of XML-based portal software, for approximately $182.6 million. The acquisition was accounted for as a purchase. The cost in excess of net tangible assets acquired was approximately $172.5 million, of which $29.4 million was allocated to core technology, $11.2 million to other identifiable intangibles and $129.3 million to goodwill. Goodwill was amortized through December 31, 2001. The core technologies and other identifiable intangible assets are being amortized on a straight-line basis over periods ranging from three to five years. Approximately $2.6 million of the purchase price was allocated to in-process research and development, which had not reached technological feasibility and had no alternative future use, and which the Company wrote-off at the acquisition date. The results of operations of Sequoia are included in the Company’s results of operations from the date of the acquisition. The allocation of the purchase price was based on an independent valuation report.

5. Goodwill and Other Intangible Assets

Adoption of Statement No. 142 — Goodwill and Other Intangible Assets. Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“ SFAS” ) No. 142, “Goodwill and Other Intangible Assets.” As a result of adopting SFAS No. 142, the Company’s goodwill and certain intangible assets are no longer amortized, but are subject to an annual impairment test. In accordance with SFAS No. 142, the Company ceased amortizing goodwill with a net book value of $152.4 million as of the beginning of 2002, including $10.1 million of acquired workforce previously classified as purchased intangible assets. Excluding goodwill, the Company has no intangible assets deemed to have indefinite lives. Substantially all of the Company’s goodwill at June 30, 2002 was associated with the Americas reportable segment. See Note 6 for segment information.

The following table provides a reconciliation of reported net income for the three and six months ended June 30, 2001 to net income adjusted as if SFAS No. 142 had been applied as of the beginning of 2001:

	Three Months Ended June	Six Months Ended
	30, 2001	June 30, 2001

	(in thousands, except per share amounts)
Net income as reported	$22,894	$51,829
Goodwill amortization, net of taxes	7,850	11,982

Adjusted net income	$30,744	$63,811

BASIC EARNINGS PER SHARE:
Net income as reported	$0.12	$0.28
Goodwill amortization, net of taxes	0.04	0.06

Adjusted net income	$0.17*	$0.35*

DILUTED EARNINGS PER SHARE:
Net income as reported	$0.12	$0.27
Goodwill amortization, net of taxes	0.04	0.06

Adjusted net income	$0.16	$0.33

*     Does not add due to rounding

Intangible Assets. Intangible assets are recorded at cost, less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally three to five years.

Intangible assets consist of the following (in thousands):

	June 30, 2002		December 31, 2001

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized intangible assets:
Core technologies	$65,706	$42,680	$65,706	$38,788
Other	19,289	11,263	18,908	9,213

Total amortized intangible assets	$84,995	$53,943	$84,614	$48,001

Amortization expense for the three and six months ended June 30, 2002 was $2.6 million and $5.9 million, respectively. Estimated amortization expense is as follows:

Year ending December 31,	(in thousands)
2002	$11,203
2003	9,985
2004	7,194
2005	5,969
2006	2,041

6. Segment Information

The Company operates in a single market consisting of the design, development, marketing and support of application delivery and management software and services for enterprise applications. Design, development, marketing and support operations outside of the United States are conducted through subsidiaries located primarily in Europe and the Asia-Pacific region.

The Company tracks revenue by both geographic location and product category but tracks expenses and identifiable assets by geographic location only. The Company does not engage in intercompany transfers between segments. The Company’s management evaluates performance based primarily on revenues in the geographic locations in which the Company operates. Segment profit for each segment includes sales and marketing expenses directly attributable to the segment and excludes certain expenses that are managed outside the reportable segments. Costs excluded from segment profit primarily consist of research and development costs, amortization of intangible assets, interest, corporate expenses, and income taxes, as well as non-recurring charges for purchased in-process technology. Corporate expenses are comprised primarily of corporate marketing costs, operations and certain general and administrative expenses, which are separately managed. Accounting policies of the segments are the same as the Company’s consolidated accounting policies.

In July 2001, the Company implemented a new enterprise resource planning system. The new system was designed to provide a structure that would meet the growing demands of the Company and to provide management improved focus on the results of operations and the Company’s financial resources. The features and functionality of the new system provide the Company the ability to summarize and classify information included in the results of operations differently than that provided by the Company’s legacy information systems. The Company began planning for the information system in 2000, and as a result, detailed transaction information for 2001, prior to the implementation of the new systems, was retained and converted to the new system. Information for the three and six months ended June 30, 2001 has been reclassified to reflect these changes.

Net revenues and segment profit, classified by the major geographic locations in which the Company operates, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

		(in thousands)
Net revenues:
Americas (1)	$54,321	$72,596	$124,150	$137,492
EMEA (2)	46,979	54,540	98,028	102,547
Asia-Pacific	11,946	10,198	23,506	20,234
Other (3)	4,210	9,940	14,082	19,813

Consolidated	$117,456	$147,274	$259,766	$280,086

Segment profit:
Americas (1)	$20,952	$43,262	$57,802	$80,126
EMEA (2)	25,127	34,943	54,029	64,338
Asia-Pacific	4,208	4,917	8,753	9,983
Other (3)	4,210	9,940	14,082	19,813
Unallocated expenses (4):
Amortization of intangible assets	(2,611)	(12,228)	(5,942)	(18,533)
Research and development	(17,059)	(18,150)	(35,908)	(34,324)
Net interest and other expense	573	3,735	3,415	8,327
In-process research and development	—	(2,580)	—	(2,580)

Other corporate expenses	(24,551)	(28,912)	(51,598)	(52,035)

Consolidated income before income taxes	$10,849	$34,927	$44,633	$75,115

(1)	The Americas segment is comprised of the United States, Canada and Latin America, excluding royalty fees in (3) below.

(2)	Defined as Europe, Middle East and Africa.

(3)	Represents royalty fees in connection with the Microsoft Development Agreement, which expired in May 2002.

(4)	Represents expenses presented to management on a consolidated basis only and not allocated to the geographic operating segments.

Additional information regarding revenue by products and services groups is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

		(in thousands)
Revenue:
License Revenue	$102,028	$127,147	$223,752	$240,519
Services Revenue	11,218	10,187	21,932	19,754
Royalty Revenue	4,210	9,940	14,082	19,813

Net Revenues	$117,456	$147,274	$259,766	$280,086

7. Derivative Financial Instruments

In accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted, hedges related to anticipated or forecasted transactions are designated and documented at hedge inception as cash flow hedges and evaluated for hedge effectiveness quarterly. The effective portions of the net gains or losses on derivative contracts are reported as components of accumulated other comprehensive income (loss) in stockholders’ equity and reclassified into earnings during the period in which the hedged transactions affect earnings. Any residual changes in fair value of the instruments, including hedge ineffectiveness, are recognized in current earnings in net interest income and other expense. The Company does not use derivative financial instruments for speculative or trading purposes.

Foreign Currency Forward Contracts. A substantial portion of the Company’s anticipated overseas expense and capital purchasing activities are transacted in local currencies. To reduce exposure to reductions in US dollar value and the volatility of future cash flows caused by changes in currency exchange rates, the Company uses foreign exchange forward contracts. The terms of such instruments, and the hedging transactions to which they relate, generally do not exceed 12 months. Principal currencies hedged are British pounds sterling, euros, Swiss francs, Japanese yen, and Australian dollars. The Company may not hedge certain foreign exchange transaction exposures due to immateriality, prohibitive economic cost of hedging particular exposures, and availability of appropriate hedging instruments.

For foreign currency forward contracts designated as cash flow hedges, hedge effectiveness is measured based on changes in the fair value of the contract attributable to changes in the forward exchange rate. Changes in the expected future cash flows on the forecasted hedged transaction and changes in the fair value of the forward hedge are both measured from the contract rate to the forward exchange rate associated with the forward contract’s maturity date. As of June 30, 2002, the Company recorded $5.9 million of derivative assets and $2.5 million of derivative liabilities, representing the fair values of the Company’s outstanding foreign currency forward contracts.

Interest Rate Agreement. In order to manage its exposure to interest rate risk, in November 2001, the Company entered into an interest rate swap agreement with a notional amount of $174.6 million that expires in March 2004. The swap converts the floating rate return on certain of the Company’s available-for-sale investment securities to a fixed interest rate. At June 30, 2002, the swap was classified as an effective cash flow hedge. Accordingly, the fair value of the swap of $6.0 million was recorded in other assets in the accompanying condensed consolidated balance sheet.

The ineffectiveness of hedges on existing derivative instruments for the period ended June 30, 2002, was not material. In addition, there were no gains or losses resulting from the discontinuance of cash flow hedges, as all forecasted transactions are expected to occur.

8. Comprehensive Income

Comprehensive income is comprised of two components, net income and other comprehensive income. Other comprehensive income refers to amounts that under accounting principles generally accepted in the United States are recorded as an element of stockholders’ equity, but are excluded from net income. The Company’s other comprehensive income is comprised of changes in fair value of derivatives designated as and effective as cash flow hedges and unrealized gains and losses, net of taxes, on marketable securities categorized as available-for-sale. The components of comprehensive income, net of tax, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

		(in thousands)
Net income	$10,849	$22,894	$37,538	$51,829
Other comprehensive income:
Changes in fair value of available-for-sale securities	259	3,579	53	5,857
Changes in fair value of derivative instruments	6,685	(2,597)	6,637	(1,129)

Comprehensive income	$17,793	$23,876	$44,228	$56,557

The components of accumulated other comprehensive income (loss), are as follows:

	June 30,	December 31,
	2002	2001

	(in thousands)
Unrealized loss on available-for-sale securities	$(114)	$(168)
Unrealized gain on derivative instruments (net of taxes of $2.7 million at June 30, 2002)	6,721	84

Accumulated other comprehensive income (loss)	$6,607	$(84)

The tax expense (benefit) associated with individual items of accumulated comprehensive income (loss) not stated separately above was not significant.

9. Income Taxes

The Company maintains certain operational and administrative processes in overseas subsidiaries. As a result, foreign earnings are taxed at lower foreign tax rates. These earnings are considered permanently reinvested overseas in order to fund the Company’s growth in overseas markets. The Company’s effective tax rate was reduced to 16% for the six months ended June 30, 2002 from 31% for the same period in the prior year, primarily due to the adoption of SFAS No. 142, pursuant to which amortization of goodwill, which was previously non-deductible for tax purposes, ceased. The reduction in the tax rate was also due to a higher proportion of revenue and profits in foreign subsidiaries with lower tax rates partially due to expanding international markets, weaker sales in the United States and the cessation of revenues from the Microsoft Development Agreement, which expired in May 2002. During the three month period ended June 30, 2002, the Company changed its estimate of the projected annual effective tax rate for 2002 as a result of the change in the mix of geographic revenues anticipated for the full fiscal year 2002. As a result, no taxes were required to be recorded in the three month period ended June 30, 2002.

10. Stock Repurchase Programs

In January 2002, the Board of Directors authorized an additional $200 million of repurchase authority under the Company’s stock repurchase program, bringing the aggregate amount authorized for repurchase to $600 million. The objective of the Company’s stock repurchase program is to manage anticipated dilution. All shares repurchased are recorded as treasury stock.

The Company is authorized to make open market purchases from time to time paid out of general corporate funds. During the six months ended June 30, 2002, the Company purchased 1,400,000 shares of outstanding Common Stock on the open market for approximately $21.8 million (at an average per share price of $15.55).

Pursuant to the stock repurchase program, the Company was a party to two agreements, executed during 2000 and the 2001, respectively, with a single counterparty, to purchase approximately 7.3 million shares of the Company’s Common Stock at various times in private transactions. Pursuant to the terms of the agreements, an aggregate of $150 million was paid to the counterparty, with the ultimate number of shares repurchased dependent on market conditions. In May 2002, the agreements were terminated and, as a result, the Company received 3.0 million of the remaining shares. The Company received 7,209,286 shares pursuant to these agreements.

Pursuant to the stock repurchase program, the Company sells put warrants that entitle the holder of each warrant to sell to the Company, generally by physical delivery, one share of the Company’s Common Stock at a specified price. During the six months ended June 30, 2002, the Company sold 750,000 put warrants at an average strike price of $16.09 and received premium proceeds of $1.6 million. During the six months ended June 30, 2002, the Company paid $42.9 million for the purchase of 2,050,000 shares upon the exercise of outstanding put warrants. As of June 30, 2002, there were no put warrants outstanding.

11. Commitments

In April 2002, the Company entered into a synthetic lease arrangement with a substantive lessor totaling approximately $61 million related to office space utilized for its corporate headquarters. The arrangement represents a form of off-balance sheet financing under which an unrelated third party funds 100% of the costs of the acquisition of the property and leases the asset to a lessee. The arrangement qualifies as an operating lease for accounting purposes and as a financing for tax purposes, and is not reflected as an asset or liability on the Company’s condensed consolidated balance sheet. Accordingly, payments made pursuant to the lease are included in operating expenses in the accompanying condensed consolidated statements of income. The purpose of the arrangement is to lease the Company's headquarters properties under more favorable terms than under previous lease arrangements.

The initial term of the arrangement is seven years with two renewal options, at two years per renewal, upon approval by the lessor. The facility bears interest at the London Interbank Offered Rate (“LIBOR”) plus a margin. At any time during the lease term, upon thirty-day written notice, the Company may purchase the property for the outstanding loan balance. At any time during the lease term, the Company also has the option to re-lease the property or remarket the property for sale to a third party. If the Company elects not to purchase the property at the end of the lease term, the Company has guaranteed a minimum residual value of approximately $51.9 million. The lease arrangement is subject to a covenant that the Company maintain a pledged balance of approximately $63 million in cash and/or investment securities as collateral for the specified obligations under the lease agreement for the duration of the lease term. Additionally, under the terms of the arrangement, the Company must maintain certain levels of cash and investment balances. As of June 30, 2002, the Company had approximately $205.6 million of cash and investments in excess of those required levels.

12. Legal Proceedings

In February 2002, a stockholder filed a complaint (the “Complaint”) in the Court of Chancery of the State of Delaware against the Company and certain of its current and former officers and directors. The Complaint purports to state a direct claim on behalf of a putative class of stockholders and a derivative claim nominally on behalf of the Company for breach of fiduciary duty based on the Company’s alleged failure to disclose all material information concerning the Company’s business and operations in connection with a proposal to be voted on at the Company’s annual meeting of stockholders in May 2000. The Complaint asserts claims similar to those alleged by such stockholder in a suit that was filed in September 2000, and subsequently voluntarily dismissed without prejudice in July 2001. The Complaint seeks compensatory damages, rescission of the Company’s 2000 Director and Officer Stock Option and Incentive Plan, and other related relief. The Company moved to dismiss the Complaint. A hearing on the Company’s motion has been scheduled. The Company believes the plaintiff’s claims lack merit; however, the Company is unable to determine the ultimate outcome of this matter and intends to vigorously defend it.

In addition, the Company is a defendant in various matters of litigation generally arising out of the normal course of business. Although it is difficult to predict the ultimate outcome of these cases, management believes, based on discussions with counsel, that any ultimate liability would not materially affect the Company’s financial position, result of operations or cash flows.

13. Recent Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145, among other things, requires gains and losses on extinguishment of debt to be classified as part of continuing operations rather than treated as extraordinary, as previously required in accordance with SFAS 4. SFAS No. 145 also modifies accounting for subleases where the original lessee remains the secondary obligor and requires certain modifications to capital leases to be treated as a sale-leaseback transaction. The Company adopted SFAS No. 145 on April 1, 2002 with no material impact to its consolidated financial statements.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 nullifies the guidance previously provided under Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Among other things, SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred as opposed to when there is commitment to a restructuring plan as set forth under the nullified guidance. The Company plans to adopt SFAS No. 146 on January 1, 2003 and expects no material impact on its financial position, results of operations or cash flows.

14. Subsequent Events

During the third quarter of 2002, the Company reduced its worldwide workforce by approximately 10% and consolidated certain functions from its Columbia, Maryland facility into its Fort Lauderdale, Florida facility. As a result of such actions, the Company expects to incur aggregate charges estimated in the range of $8 million to $9 million during the third and fourth quarters of 2002, primarily for severance and related facility charges. These facility charges primarily represent the Company’s estimate of future lease commitments after considering sublease opportunities and leasehold improvements. Although the Company intends to market the location for sublease, the ultimate time required to obtain an acceptable sublease may extend beyond initial estimates. Lease obligations related to the Columbia, Maryland facility continue into 2006. The Company believes that these actions will reduce overall operating expenses commencing in the fourth quarter of 2002.

In accordance with the Company’s debt repurchase program, during July 2002 the Company repurchased 50,000 units of its zero coupon convertible subordinated debentures due March 2019, representing $50.0 million in principal amount at maturity, at a cost of approximately $19.3 million in a private transaction. In addition the Company also repurchased 9,000 units on the open market at a cost of approximately $3.4 million representing

$9.0 million in principal amount at maturity. In accordance with SFAS No. 145, the Company will record an operating gain of approximately $1.6 million during the third quarter of 2002 as a result of these transactions.

Pursuant to the Company’s stock repurchase program, during the third quarter of 2002, the Company repurchased 3.6 million shares of outstanding Common Stock on the open market for approximately $19.5 million (at an average per share price of $5.40). These shares will be recorded as treasury stock during the third quarter of 2002.

Additionally, pursuant to the Company’s stock repurchase program, during the third quarter of 2002, the Company entered into an agreement with a single counterparty in a private transaction to purchase approximately 4.8 million shares of the Company’s Common Stock through February 2003. Pursuant to the terms of the agreement, $25 million was paid to the counterparty. The purpose of this agreement is to lower the Company’s average cost to acquire shares over the term of the agreement. The ultimate number of shares repurchased will depend on market conditions.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                OPERATIONS

Overview

The Company develops, markets, sells and supports comprehensive corporate application and information infrastructure software and services that enable effective and efficient enterprise-wide deployment and management of applications and information, including those designed for Microsoft Windows® operating systems, UNIX® operating systems, such as Sun Solaris, HP-UX, or IBM-AIX (collectively, “UNIX operating systems”) and for Web-based information systems. The Company’s products provide the ability to access, manage, and execute the above mentioned applications and information from a variety of platforms including the Microsoft Windows operating systems, UNIX operating systems, LINUX operating systems, Apple Macintosh operating systems, IBM OS2 operating systems, and others. The Company’s largest source of revenue consists of its MetaFrame® products and related options. MetaFrame products, which began shipping in the second quarter of 1998, permit organizations to provide virtual access to Windows-based and UNIX applications without regard to location, network connection or type of client hardware platforms. The Company also provides portal software and services that are designed to provide personalized, secure Web-based access to a wide variety of business information from virtually any location, device or connection. The Company markets its products through multiple direct and indirect channels such as distributors, value-added resellers and original equipment manufacturers (“OEM”) worldwide.

Citrix, the Citrix logo, ICA, MetaFrame, MetaFrame XP, NFuse, NFuse Elite, and other Citrix product names referenced herein are registered trademarks or trademarks of Citrix Systems, Inc. in the United States and other jurisdictions. All other product names, company names, and marks are trademarks of their respective owners.

In May 1997, the Company entered into a five year joint license, development and marketing agreement with Microsoft Corporation (“Microsoft”) (as amended, the “Microsoft Development Agreement”), pursuant to which the Company licensed its multi-user Windows NT extensions to Microsoft for inclusion in future versions of Windows NT server software. Revenue from the Microsoft Development Agreement was recognized ratably over the five-year term of the contract, which expired in May 2002. Revenues recognized pursuant to the Microsoft Development Agreement are included in other revenues in the accompanying condensed consolidated statements of income.

In May 2002, the Company joined the Microsoft Source Licensing Program. As a participant in the program, the Company will have access to source code for current and future Microsoft server operating systems, including access to terminal services source code, during the three-year term of the program agreement. Microsoft may terminate the program agreement before the expiration of the three-year term for the breach by and upon a change of control of the Company. The program agreement does not provide for payments to or from Microsoft.

The Company’s revenue recognition policies are in compliance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2 (as amended by SOP 98-4 and SOP 98-9) and related interpretations, “Software Revenue Recognition” as described in Note 2 of the Notes to condensed consolidated financial statements included in this report.

On April 30, 2001, the Company completed the acquisition of Sequoia Software Corporation (“Sequoia”) for approximately $182.6 million in cash. Sequoia is a provider of XML-based portal software. The acquisition was accounted for under the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16, “Accounting for Business Combinations.”

The following discussion relating to the individual financial statement captions, the Company’s overall financial performance, operations and financial position should be read in conjunction with the factors and events described in “Overview” and “Certain Factors Which May Affect Future Results” which may impact the Company’s future performance and financial position.

Results of Operations

The following table sets forth statement of income data of the Company expressed as a percentage of net revenues and as a percentage of change from period-to-period. Some amounts may not add due to rounding.

					Increase/(Decrease) for the

					Three Months	Six Months
	Three Months Ended		Six Months Ended		Ended	Ended
	June 30,		June 30,		June 30, 2002	June 30, 2002
					Vs.	Vs.
	2002	2001	2002	2001	June 30, 2001	June 30, 2001

Net revenues	100.0%	100.0%	100.0%	100.0%	(20.2)%	(7.3)%
Cost of revenues (excluding amortization, presented separately below)	4.1	4.9	3.7	5.2	(34.1)	(34.6)

Gross margin	95.9	95.1	96.3	94.8	(19.5)	(5.8)
Operating expenses:
Research and development	14.5	12.3	13.8	12.3	(6.0)	4.6
Sales, marketing and support	52.3	38.6	47.2	37.9	8.0	15.4
General and administrative	18.2	12.9	17.2	13.2	12.0	20.2
Amortization of intangible assets	2.2	8.3	2.3	6.6	(78.7)	(67.9)
In-process research and development	—	1.8	—	0.9	*	*

Total operating expenses	87.2	73.9	80.5	71.0	(5.9)	5.2

Income from operations	8.7	21.2	15.9	23.9	(67.1)	(38.3)
Interest income	5.8	7.7	5.5	8.7	(39.3)	(41.7)
Interest expense	(3.9)	(3.1)	(3.5)	(3.2)	0.8	3.0
Other expense, net	(1.4)	(2.0)	(0.6)	(2.5)	(43.9)	(78.0)

Income before income taxes	9.2	23.7	17.2	26.8	(68.9)	(40.6)
Income taxes	—	8.2	2.7	8.3	(100.0)	(69.5)

Net income	9.2%	15.5%	14.5%	18.5%	(52.6)%	(27.6)%

* Not meaningful.

Net Revenues. The Company’s operations consist of the design, development, marketing and support of corporate application and information infrastructure software and services for enterprise-wide deployment and management of applications and information. Prior to the third quarter of 2001, the Company presented revenues in the following five categories: Application Servers, Management Products, Computing Appliances Products, Microsoft Royalties and Services and Other Revenue. Application Servers revenue primarily represented fees related to the licensing of the Company’s MetaFrame products, post-contract customer support (“PCS”), and additional user licenses. Management Products consisted of load balancing services, resource management services and other options. Computing Appliances Products revenue consisted of license fees and royalties from OEMs who are granted a license to incorporate and/or market the Company’s multi-user technologies in their own product offerings. Microsoft Royalties represented fees recognized in connection with the Microsoft Development

Agreement. Services and Other Revenue consisted primarily of technical support, as well as consulting in the best practice of implementation and systems integration of the Company’s software products.

Certain of the Company’s software management products such as load balancing services and resource managements services, traditionally included in Management Products, were bundled into the MetaFrame XPTM products line introduced in the first quarter of 2001. As a result, the Company has reclassified net revenues into the following three categories as presented below: License Revenue, Services Revenue, and Royalty Revenue. License Revenue primarily represents fees related to the licensing of the Company’s MetaFrame products, PCS, additional user licenses, unbundled management software products (such as load balancing services and resource management services), and license fees from OEMs who are granted a license to incorporate and/or market the Company’s technologies in their own product offerings. Services Revenue consists primarily of technical support and consulting in the best practice of implementation and systems integration of the Company’s software products. Royalty Revenue represents the fees recognized in connection with the Microsoft Development Agreement.

With respect to product mix, the decrease in net revenues for the three and six months ended June 30, 2002 compared to the three and six months ended June 30, 2001 was primarily attributable to a decrease in License Revenue resulting from a decrease in the number of MetaFrame licenses sold for Windows operating systems. This decrease was primarily the result of a weakness in packaged product sales to the Company’s distributors and resellers, impacted by an overall weakness in IT spending, as well as a reduction in packaged product inventory held by the Company’s distributors. The Company anticipates further reductions in packaged product inventory held by its distributors in the future. To a lesser extent, the decrease in net revenue also resulted from a decline in Royalty Revenue due to the expiration of the Microsoft Development Agreement in May 2002. The overall decrease in net revenue was partially offset by an increase in electronic licensing sales, mainly to medium and large customers.

Services and PCS revenues from customer maintenance fees or ongoing customer support are recognized ratably over the term of the contract, typically 12 to 24 months. Deferred revenues, excluding those deferred revenues associated with the Microsoft Development Agreement, increased approximately $16 million compared to December 31, 2001. This increase was due primarily to increased renewals of Subscription Advantage, one of the Company’s PCS offerings, during the three and six months ended June 30, 2002.

An analysis of the Company’s net revenues is presented below:

					Increase/(Decrease) for the

	Three Months Ended		Six Months Ended		Three Months Ended	Six Months Ended
	June 30,		June 30,		June 30, 2002	June 30, 2002
					Vs.	Vs.
	2002	2001	2002	2001	June 30, 2001	June 30, 2001

License Revenue	86.8%	86.4	86.2	85.9%	(19.8)%	(7.0)%
Services Revenue	9.6	6.9	8.4	7.0	10.1	12.0
Royalty Revenue	3.6	6.7	5.4	7.1	(57.6)	(28.9)

Net Revenues	100.0%	100.0%	100.0%	100.0%	(20.2)%	(7.3)%

International and Segment Revenues. International revenues (sales outside of the United States) accounted for approximately 56% and 47% of net revenues for the three months ended June 30, 2002 and 2001, respectively, and approximately 52% and 48% of net revenues for the six months ended June 30, 2002 and 2001, respectively. The increase in international revenues as a percentage of net revenues was primarily due to a weakness in packaged product sales in the United States and the expiration of the Microsoft Development Agreement in May 2002. For detailed information on international revenues, please refer to Note 6 to the Company’s condensed consolidated financial statements appearing in this report.

An analysis of geographic segment net revenue is presented below:

					Increase/(Decrease) for the

	Three Months Ended		Six Months Ended		Three Months Ended	Six Months Ended
	June 30,		June 30,		June 30, 2002	June 30, 2002
					Vs.	Vs.
	2002	2001	2002	2001	June 30, 2001	June 30, 2001

Americas (1)	46.2%	49.3%	47.8%	49.1%	(25.2)%	(9.7)%
EMEA (2)	40.0	37.0	37.7	36.6	(13.9)	(4.4)
Asia-Pacific	10.2	6.9	9.1	7.2	17.1	16.2
Other (3)	3.6	6.8	5.4	7.1	(57.6)	(28.9)

Net Revenues	100.0%	100.0%	100.0%	100.0%	(20.2)%	(7.3)%

(1)	The Americas segment is comprised of the United States, Canada and Latin America, excluding royalty fees in (3) below.

(2)	Defined as Europe, Middle East and Africa.

(3)	Represents royalty fees earned in connection with the Microsoft Development Agreement, which expired in May 2002.

In terms of the mix of revenues between geographic segments, the decrease in net revenues for the three and six months ended June 30, 2002 compared to the same periods in 2001 was primarily due to the factors mentioned above, as well as weakness in packaged product sales in Europe, partially offset by an increase in the Asia-Pacific segment resulting from continued sales and marketing efforts and market acceptance in the region.

Cost of Revenues. Cost of revenues consisted primarily of the cost of royalties, product media and duplication, manuals, packaging materials and shipping expense. Cost of revenue also consists of compensation and other personnel-related costs of generating services revenue. All development costs incurred in connection with the Microsoft Development Agreement were immaterial and expensed as incurred in cost of revenues. The Company’s cost of revenues excludes amortization of core technology, which is shown as a component of amortization expense in the accompanying condensed consolidated statements of income. During 2001, the Company implemented a new enterprise resource planning system. As a result of this implementation, management has an enhanced ability to obtain information regarding services expenses. The decrease in the cost of revenues for the three and six month periods ended June 30, 2002, is primarily attributed to the Company’s ability to identify certain non-revenue generating services expenses and classify such costs as operating expenses.

Gross Margin. Gross margin as a percentage of net revenue increased for the three and six months ended June 30, 2002 compared to the three and six months ended June 30, 2001 primarily due to the decrease in cost of revenues as discussed above. The Company currently anticipates that gross margin as a percent of net revenues will remain relatively unchanged as compared with current levels. However, gross margin will fluctuate from time to time based on a number of factors attributable to the cost of revenues as discussed above.

Research and Development Expenses. Research and development expenses consisted primarily of personnel-related costs. All development costs included in the research and development of software products and enhancements to existing products have been expensed as incurred except for core technologies from acquisitions. The decrease in research and development expenses for the three months ended June 30, 2002 compared to the three months ended June 30, 2001, was primarily due to a reduction in costs incurred for external consultants and developers.

The increase in research and development expenses for the six months ended June 30, 2002 as compared to the same period in the prior year resulted primarily from costs incurred for severance and relocation of employees associated with the consolidation of the Company’s Salt Lake City development team into the Company’s remaining engineering facilities partially offset by a reduction in costs for third party software, external consultants and developers.

Sales, Marketing and Support Expenses. The increase in sales, marketing and support expenses for the three and six months ended June 30, 2002 compared to the three and six month periods ended June 30, 2001 was due primarily to the Sequoia acquisition during the second quarter of 2001, that resulted in additional personnel related salaries, commissions and related expenses. To a lesser extent the increase resulted from additional end-customer sales personnel. The increase was partially offset by the reallocation of certain overhead costs, primarily depreciation expense, to certain general and administrative cost centers as well as a decrease in marketing programs spending.

General and Administrative Expenses. The increase in general and administrative expenses for the three and six months ended June 30, 2002 as compared to the same periods in 2001 resulted primarily from a reallocation of certain overhead costs from other departments, primarily depreciation expense from certain sales, marketing and support cost centers into certain general and administrative cost centers.

During the third quarter of 2002, the Company reduced its worldwide workforce by approximately 10% and consolidated certain functions from its Columbia, Maryland facility into its Fort Lauderdale, Florida facility. As a result of such actions, the Company expects to incur aggregate charges estimated in the range of $8 million to $9 million during the third and fourth quarters of 2002, primarily for severance and related facility charges. These facility charges primarily represent the Company’s estimate of future lease commitments after considering sublease opportunities and leasehold improvements. The Company believes that these actions will reduce overall operating expenses commencing in the fourth quarter of 2002.

Amortization of Intangible Assets. On January 1, 2002, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Under the new rules, goodwill, and intangible assets deemed to have indefinite lives, are no longer amortized, but are subject to an annual impairment test. Other intangibles will continue to be amortized over their useful lives. At the date of adoption, the Company had unamortized goodwill, including acquired workforce, in the amount of $152.4 million, which is no longer amortized. The decrease in amortization of intangible assets for the three and six months ended June 30, 2002 as compared to June 30, 2001 was substantially due to the adoption of SFAS No. 142.

At January 1, 2002, the Company had unamortized identified intangible assets with estimable useful lives in the amount of $36.6 million, net, which will continue to be amortized in accordance with the provisions of SFAS No. 142. For the three and six months ended June 30, 2002, the Company recorded $2.6 million and $5.9 million, respectively, in amortization expense related to these assets.

The Company completed the required impairment tests of goodwill and indefinite-lived intangible assets as of January 1, 2002. There were no impairment charges recorded as a result of the adoption of SFAS No. 142. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Factors Which May Affect Future Results.”

In-Process Research and Development. In April 2001, the Company acquired Sequoia, of which $2.6 million of the purchase price was allocated to in-process research and development (“IPR&D”). The amounts allocated to IPR&D had not reached technological feasibility, had no alternative future use and were written off at the time of the acquisition. There were no write-offs of IPR&D during the six months ended June 30, 2002.

Interest Income. Interest income for the three and six months ended June 30, 2002 as compared to the same periods in 2001, decreased primarily due to lower cash and investment balances and a decrease in interest rates.

Interest Expense. Interest expense remained relatively unchanged for the three and six months ended June 30, 2002 as compared to the same periods in 2001 and primarily represents the accretion of the original issue discount related to the zero coupon convertible subordinated debentures due in 2019 (the “Debentures”).

Other Expense, Net. The decrease in other expense, net for the three and six months ended June 30, 2002 as compared to the same periods in 2001, was primarily due to a $3.9 and $2.2 million loss in the first and second quarters of 2001, respectively, partially offset by a $0.6 million loss recorded during the second quarter of 2002, resulting from other-than-temporary declines in the fair value of certain of the Company’s equity investments. The Company may acquire or make investments in companies it believes are related to its strategic objectives. The Company periodically evaluates the carrying value of its investments to determine if there has been any impairment of value that is other-than-temporary.

Income Taxes. The Company maintains certain operational and administrative processes in overseas subsidiaries. As a result, foreign earnings are taxed at lower foreign tax rates. These earnings are considered permanently reinvested overseas in order to fund the Company’s growth in overseas markets. The Company’s effective tax rate was reduced to 16% for the six months ended June 30, 2002 from 31% for the same period in the prior year, primarily due to the adoption of SFAS No. 142, pursuant to which amortization of goodwill, which was previously non-deductible for tax purposes, ceased. The reduction in the tax rate was also due to a higher proportion of revenue and profits in foreign subsidiaries with lower tax rates partially due to expanding international markets, weaker sales in the United States and the cessation of revenues from the Microsoft Development Agreement, which expired in May 2002. During the three month period ended June 30, 2002, the Company changed its estimate of the projected annual effective tax rate for 2002 as a result of the change in the mix of geographic revenues anticipated for the full fiscal year 2002. As a result, no taxes were required to be recorded in the three month period ended June 30, 2002.

Liquidity and Capital Resources

During the six months ended June 30, 2002, the Company generated positive operating cash flows of $60.8 million, related primarily to net income of $37.5 million, adjusted for, among other things, tax benefits from the exercise of non-statutory stock options and disqualifying dispositions of incentive stock options of $20.7 million, non-cash charges, including depreciation and amortization expense of $22.5 million, provisions for product returns of $8.5 million primarily due to the Company’s stock rotation program and the accretion of original issue discount and amortization of financing costs on the Company’s convertible subordinated debentures of $9.1 million. These cash inflows were partially offset by an aggregate decrease in cash flow from operating assets (primarily prepaid taxes) and liabilities of $39.9 million. Cash used in investing activities of $42.8 million related primarily to the net purchase of investments of $19.6 million, the expenditure of $12.5 million for the purchase of property and equipment and net cash paid for acquisitions (a contingent payment in connection with the Innovex acquisition in February 2000 of approximately $10.7 million). Cash used in financing activities of $64.4 million related to the expenditure of $69.7 million for the stock and debt repurchase programs, partially offset by the proceeds from the issuance of common stock under the Company’s stock option plans of $3.8 million.

As of June 30, 2002, the Company had $719.3 million in cash and investments, including $93.3 million in cash and cash equivalents. In addition the Company had $182.3 million of working capital at June 30, 2002. The decrease in cash and investments compared to December 31, 2001 is due primarily to increased stock and debt repurchases during the first six months of the year, partially offset by cash flow from operations. The Company’s cash and cash equivalents are generally invested in investment grade, highly liquid securities to minimize interest rate risk and allow for flexibility in the event of immediate cash needs.

At June 30, 2002, the Company had approximately $69.7 million in accounts receivable, net of allowances. The $4.6 million increase in accounts receivable, net when compared to December 31, 2001 is primarily due to a decrease in the allowance for returns and an increase in sales in the last month of the quarter ending June 30, 2002. This allowance reduction is the result of the Company’s corporate and enterprise licensing programs, in which the licenses are delivered electronically, and a reduction in inventory held by distributors.

In April 2002, the Company entered into a synthetic lease arrangement with a substantive lessor totaling approximately $61 million related to office space utilized for its corporate headquarters. The arrangement represents a form of off-balance sheet financing under which an unrelated third party funds 100% of the costs of the acquisition of the property and leases the asset to a lessee. The arrangement qualifies as an operating lease for accounting purposes and as a financing for tax purposes, and is not reflected as an asset or liability on the Company’s condensed consolidated balance sheet. Accordingly, payments made pursuant to the lease are included in operating expenses in the accompanying condensed consolidated statements of income. The purpose of the arrangement is to lease the Company's headquarters properties under more favorable terms than under previous lease arrangements.

The initial term of the arrangement is seven years with two renewal options, at two years per renewal, upon approval by the lessor. The facility bears interest at the London Interbank Offered Rate (“LIBOR”) plus a margin. At any time during the lease term, upon thirty-day written notice, the Company may purchase the property for the outstanding loan balance. At any time during the lease term, the Company also has the option to re-lease the property or remarket the property for sale to a third party. If the Company elects not to purchase the property at the end of the lease term, the Company has guaranteed a minimum residual value of approximately $51.9 million. The lease arrangement is subject to a covenant that the Company maintain a pledged balance of approximately $63 million in cash and/or investment securities as collateral for the specified obligations under the lease agreement for the duration of the lease term. Additionally, under the terms of the arrangement, the Company must maintain certain levels of cash and investment balances. As of June 30, 2002, the Company had approximately $205.6 million of cash and investments in excess of those required levels.

The Company has subleased some of its leased real property under the arrangement to other entities. If the fair value of the building were to significantly decline, there may be a material adverse effect on the Company’s results of operations and financial condition.

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

In October 2000, the Board of Directors approved a program authorizing the Company to repurchase up to $25 million of the Debentures in open market purchases. Additionally, in April 2002, the Audit and Finance Committees of the Board of Directors granted additional authority of $100 million to the Company to repurchase shares through private transactions. As of June 30, 2002, 17,000 units of the Company’s Debentures representing $17.0 million in principal amount at maturity, had been repurchased under this program for $7.2 million. During July 2002 the Company repurchased 50,000 units of the Company’s Debentures, representing $50.0 million in principal amount at maturity, at a cost of approximately $19.3 million in a private transaction. In addition the Company also repurchased 9,000 units on the open market at a cost of approximately $3.4 million representing $9.0 million in principal amount at maturity. In accordance with SFAS No. 145, the Company will record an operating gain of approximately $1.6 million during the third quarter of 2002 as a result of these transactions. The Board of Directors’ limited authorization to repurchase the Debentures allows the Company to repurchase Debentures when market conditions are favorable.

In January 2002, the Board of Directors authorized an additional $200 million of repurchase authority under the Company’s stock repurchase program, bringing the aggregate amount authorized for repurchase to $600 million. The objective of the Company’s stock repurchase program is to manage anticipated dilution. All shares repurchased are recorded as treasury stock.

The Company is authorized to make open market purchases from time to time paid out of general corporate funds. During the six months ended June 30, 2002, the Company purchased 1,400,000 shares of outstanding Common Stock on the open market for approximately $21.8 million (at an average per share price of $15.55). Additionally, during the third quarter of 2002, the Company repurchased 3.6 million shares of outstanding Common Stock on the open market for approximately $19.5 million (at an average per share price of $5.40).

Pursuant to the stock repurchase program, the Company was a party to two agreements, executed during 2000 and 2001, respectively, with a single counterparty, to purchase approximately 7.3 million shares of the Company’s Common Stock at various times in private transactions. Pursuant to the terms of the agreements, an aggregate of $150 million was paid to the counterparty, with the ultimate number of shares repurchased dependent on market conditions. In May 2002, the agreements were terminated and, as a result, the Company received 3.0 million of the remaining shares. The Company received 7,209,286 shares pursuant to these agreements.

Pursuant to the stock repurchase program, the Company sells put warrants that entitle the holder of each warrant to sell to the Company, generally by physical delivery, one share of the Company’s Common Stock at a specified price. During the six months ended June 30, 2002, the Company sold 750,000 put warrants at an average strike price of $16.09 and received premium proceeds of $1.6 million. During the six months ended June 30, 2002, the Company paid $42.9 million for the purchase of 2,050,000 shares upon the exercise of outstanding put warrants. As of June 30, 2002, there were no put warrants outstanding.

Additionally, pursuant to the Company’s stock repurchase program, during the third quarter of 2002, the Company entered into an agreement with a single counterparty in a private transaction to purchase approximately 4.8 million shares of the Company’s Common Stock through February 2003. Pursuant to the terms of the agreement, $25 million was paid to the counterparty. The purpose of this agreement is to lower the Company’s average cost to acquire shares over the term of the agreement. The ultimate number of shares repurchased will depend on market conditions.

During the six months ended June 30, 2002 and 2001, the Company expended an aggregate amount of $63.1 million and $56.2 million, respectively, net of put warrant premiums received, under all stock repurchase transactions.

As previously discussed, during the third quarter of 2002, the Company took actions to reduce expenses. The facility charges expected to be incurred as a result of these actions primarily represent the Company’s estimate of future lease commitments after considering sublease opportunities and leasehold improvements. Although the Company intends to market the location for sublease, the ultimate time required to obtain an acceptable sublease may extend beyond initial estimates. Lease obligations related to the Columbia, Maryland facility extend into 2006.

During the six months ended June 30, 2002 and 2001, significant portions of the Company’s cash inflows were generated by operations. Although the Company believes existing cash and investments together with cash flow expected from operations will be sufficient to meet operating and capital expenditures requirements through 2002, future operating results and expected cash flow from operations may vary if the Company experiences a decrease in customer demand or acceptance of future product offerings. The Company may from time to time seek to raise additional funds through public or private offerings of debt or equity securities. There can be no guarantee that such financings will be available when needed or desired or that, if available, such financings will be at terms favorable to the Company or its stockholders. The Company continues to search for suitable acquisition candidates and may acquire or make investments in companies it believes are related to its strategic objectives. Such investments may reduce the Company’s available working capital.

Certain Factors Which May Affect Future Results

The Company’s operating results and financial condition have varied in the past and may in the future vary significantly depending on a number of factors. From time to time, information provided by the Company or statements made by its employees may contain “forward-looking” information that involves risks and uncertainties. In particular, statements contained in this Form 10-Q, and in the documents incorporated by reference into this Form 10-Q, that are not historical facts, including, but not limited to statements concerning new products, product development, deferred revenues, the Microsoft Development Agreement, the Microsoft Source Licensing Program, economic and market conditions, revenue recognition, growth of revenues, product concentration, market competition, strategic relationships, investments in foreign operations and markets, reinvestment of foreign earnings, gross margins, goodwill, intangible assets, impairment charges, amortization, reserves, in-process research and development valuation, foreign currency hedging transactions, anticipated operating and capital expenditure requirements, reductions in operating expenses, leasing and subleasing activities, acquisitions, debt redemption obligations, stock repurchases, investment transactions, litigation matters, intellectual property matters, distribution channels, inventories of the Company’s products held by its distributors and resellers, stock price, trading plans and potential debt or equity financings constitute forward-looking statements and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are neither promises nor guarantees. The Company’s actual results of operations and financial condition have varied and may in the future vary significantly from those stated in any forward-looking statements. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Form 10-Q, in the documents incorporated by reference into this Form 10-Q or presented elsewhere by management from time to time. Such factors, among others, may have a material adverse effect upon the Company’s business, results of operations and financial condition.

Reliance Upon Strategic Relationship with Microsoft

Microsoft is the leading provider of desktop operating systems. The Company depends upon the license of key technology from Microsoft, including certain source and object code licenses and technical support. The Microsoft Development Agreement expired in May 2002. In May 2002, the Company signed an agreement with Microsoft to formalize continued access to Microsoft Windows Server source code. Under this agreement, the Company will have access to source code for current and future Microsoft server operating systems, including access to terminal services source code during the three year term of the agreement. The Company’s relationship with Microsoft is subject to the following risks and uncertainties, which individually, or in the aggregate, could cause a material adverse effect in the Company’s business, results of operations and financial condition:

•	Competition with Microsoft. Microsoft Windows NT Server, Terminal Server Edition, Microsoft Windows 2000 Server, Windows XP and Windows .Net Server (collectively “Windows Server Operating Systems”) are, and future product offerings by Microsoft may be, competitive with the Company’s current MetaFrame products, and any future product offerings by the Company. Additionally, Microsoft includes as a component in certain Windows Server Operating systems, its Remote Desktop Protocol (“RDP”), which has certain of the capabilities of the Company’s ICA® protocol, and may offer customers a competitive solution.

•	Dependence on Microsoft for Commercialization. The Company’s ability to successfully commercialize certain of its MetaFrame and NFuse Elite products depends on Microsoft’s ability to market Windows Server Operating Systems products. The Company does not have control over Microsoft’s distributors and resellers and, to the Company’s knowledge, Microsoft’s distributors and resellers are not obligated to purchase products from Microsoft. Additionally, there may be delays in the release and shipment of future versions of Windows Server Operating Systems.

•	Termination of Microsoft Development Agreement Obligations. Microsoft may now change its Windows Server Operating Systems to render them inoperable with the Company’s MetaFrame product offerings. Further, Microsoft may help third parties compete with the Company’s MetaFrame products. Finally, future product offerings by Microsoft may not provide for interoperability with the Company’s products. The lack of interoperability between present or future Microsoft products and the Company’s products could cause a material adverse effect on the Company’s business, results of operations and financial condition.

•	Termination of the Microsoft Source Licensing Agreement. Microsoft may terminate the current agreement before the expiration of the three-year term for breach and upon a change of control of the Company.

The Company’s agreements with Microsoft are short in duration. There can be no assurances that the Company’s current agreements with Microsoft will be extended or renewed by Microsoft after their respective expirations or that, if renewed such agreements will be on terms favorable to the Company or its stockholders. A failure by the Company to renew certain terms of its agreements with Microsoft could result in an adverse effect on the Company’s business, results of operations and financial condition.

Fluctuations in Economic and Market Conditions

The demand for the Company’s products depends substantially upon the general demand for business-related computer hardware and software, which fluctuates based on numerous factors, including capital spending levels, the spending levels and growth of the Company’s current and prospective customers and general economic conditions. Fluctuations in the demand for the Company’s products could have a material adverse effect on the Company’s business, financial condition and results of operations. Recently, economic conditions negatively impacted the Company’s financial results. If the current trend of decreased and slower IT spending is experienced in the future, it will have a continued negative impact on the Company’s financial condition and results of operations.

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

Maintenance of Growth Rate and Fluctuations in Revenue

The Company’s revenue growth rate in 2002 is not expected to approach the levels attained in recent years. The Company’s growth during recent years is largely attributable to the introduction of the MetaFrame application for Windows operating systems in mid-1998. There can be no assurance that the markets in which the Company operates, including the application server market and the portal software products market, will grow in the manner predicted by independent third parties.

In addition, to the extent revenue growth continues, if at all, the Company believes that its cost of revenues and certain operating expenses will also increase. The Company has recently taken actions to reduce operating expenses commencing in the fourth quarter of 2002. There can be no assurances that the Company’s operating expenses will be lower than estimated or actual revenues in any given quarter. If the Company experiences a shortfall in revenue in any given quarter, the Company probably will not be able to further reduce operating expenses quickly in response. Therefore, any significant shortfall in revenue could have an immediate adverse effect on the Company’s results of operations for that quarter.

Due to the fixed nature of a significant portion of the Company’s expenses, together with the Company’s current expectation of slower revenue growth, the Company’s income from operations and cash flows from operating and investing activities may be lower than in recent quarters.

Charges in the Event of Impairment

In July 2001, the Company adopted SFAS No. 141, Business Combinations, and in January 2002 it adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” As a result, the Company no longer amortizes goodwill and intangible assets deemed to have indefinite lives. However, the Company will continue to have amortization related to certain product and core technologies, trademarks, patents and other intangibles, and the Company must evaluate its intangible assets, including goodwill, at least annually for impairment. If the Company determines that any of its intangible assets are impaired, the Company will be required to take a related charge to earnings.

Furthermore, at June 30, 2002, the Company had unamortized identified intangibles with estimable useful lives in the amount of $31.1 million, net, of which $29.4 million consists of product and core technology purchased by the Company in its acquisition of Sequoia. The Company currently intends to commercialize such technology through its new access portal server line of products that includes NFuse Elite. If the Company’s new access portal server line of products is not accepted by the Company’s channel and strategic partners, customers or prospective customers, the Company may determine that the value of such purchased technology is impaired and may be required to take a related charge to earnings. Such a charge to earnings could result in a material adverse effect on the Company’s results of operations and financial condition.

New Products and Technological Change

The markets for the Company’s products are relatively new and are characterized by:

•	rapid technological change;

•	evolving industry standards;

•	fluctuations in customer demand;

•	changes in end-customer requirements; and

•	frequent new product introductions and enhancements.

These market characteristics will require the Company to continually enhance its current products and develop and introduce new products to keep pace with technological developments and respond to evolving end-customer requirements. As is common in the computer software industry, the Company may experience delays in the introduction of new products. Moreover, the Company may experience delays in market acceptance of any new products or new releases of its current products. Additionally, the Company and others may announce new product enhancements or technologies that could replace or shorten the life cycle of the Company’s existing product offerings. For example, there can be no guarantee that the Company’s new access portal server product, NFuse Elite®, will be accepted by the Company’s channel and strategic partners, customers or prospective customers. There can be no assurance that the Company will be able to respond effectively to technological changes or new product announcements by others. If the Company experiences material delays or sales shortfalls with respect to new products or new releases of its current products, such delays and shortfalls could have a material adverse effect on the Company’s business, results of operations and financial condition.

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

Risks Associated with Synthetic Lease

In April 2002, the Company entered into a synthetic lease arrangement with a substantive lessor with an initial term of seven years related to the Company’s headquarters office buildings in Fort Lauderdale, Florida. The arrangement qualifies for operating lease accounting treatment under SFAS No. 13, “Accounting for Leases,” and, as such, neither the property nor the lease debt is included on the Company’s condensed consolidated balance sheet. The arrangement is subject to a covenant that the Company maintain a pledged balance of approximately $63 million in cash and/or investment securities with an affiliate of the lessor, serving as collateral agent in the arrangement. If the Company defaults on its commitments under the synthetic lease arrangement and is unable to remedy the default in a timely manner, the lessor may use the pledged assets to affect a transfer of the ownership of the real estate to the Company. At any time during the lease term, upon a thirty-day written notice, the Company may purchase the property for the outstanding loan balance. If the Company purchases the property, it will be required to add the property to its consolidated balance sheet. At any time during the lease term, the Company also has the option to re-lease the property or remarket the property for sale to a third party. If the Company remarkets the property for sale to a third party, the Company could be required to find alternate headquarter facilities on terms that may not be as favorable as the current arrangement. In addition, if the fair value of the property were to significantly decline either during the term of the lease or at the end of the lease term, such a decline could have a material adverse effect on the Company’s results of operations and financial condition. For further information on the Company’s synthetic lease, please refer to “Liquidity and Capital Resources” and Note 11 of the Company’s Notes to condensed consolidated financial statements.

Competition

The markets in which the Company competes are intensely competitive. Certain of its competitors and potential competitors, including Microsoft and Novell, Inc., have significantly greater financial, technical, sales and marketing and other resources than the Company. The announcement of the release and the actual release of products competitive with the Company’s existing and future product lines, such as Windows Server Operating Systems and related enhancements, could cause existing and potential customers of the Company to postpone or cancel plans to license the Company’s products. This would adversely impact the Company’s business, operating results and financial condition. Further, the Company’s ability to market the MetaFrame products, the NFuse Elite access portal products and other future product offerings may be affected by Microsoft’s licensing and pricing scheme for client devices, which attach to Windows Server Operating Systems and utilize the Company’s products.

In addition, alternative products exist for Web applications in the Internet software market that directly or indirectly compete with the Company’s current products and anticipated future product offerings. Existing or new products that extend Internet software to provide web-based information access or interactive computing (including but not limited to, Microsoft products) can materially impact the Company’s ability to sell its products in this market. As markets for the Company’s products continue to develop, additional companies, including companies with significant market presence in the computer hardware, software and networking industries may enter the markets in which the Company competes and further intensify competition. Competitors in this market include Microsoft, AOL Time Warner, ORACLE, Sun Microsystems and other makers of Web application server software. Finally, although the Company believes that price has historically been a less significant competitive factor than product performance, reliability and functionality, the Company believes that price competition may become more significant in the future. The Company may not be able to maintain its historic prices and margins, and any inability to do so could adversely affect its business, results of operations and financial condition.

Dependence Upon Strategic Relationships

In addition to its relationship with Microsoft, the Company has strategic relationships with IBM, Hewlett-Packard and others. The Company depends upon its strategic partners to successfully incorporate the Company’s technology into their products and to market and sell such products. If the Company is unable to maintain its current strategic relationships or develop additional strategic relationships, or if any of its key strategic partners are unsuccessful at incorporating the Company’s technology into their products or marketing or selling such products, the Company’s business, operating results and financial condition could be materially adversely affected.

Dependence on Proprietary Technology

The Company relies primarily on a combination of copyright, trademark and trade secret laws, as well as confidentiality procedures and contractual provisions, to protect its proprietary rights. The Company’s efforts to protect its proprietary technology rights may not be successful. The loss of any material trade secret, trademark, trade name, or copyright could have a material adverse effect on the Company. Despite the Company’s precautions, it may be possible for unauthorized third parties to copy certain portions of the Company’s products or to obtain and use information regarded as proprietary. A significant portion of the Company’s sales are derived from the licensing of its packaged products under “shrink wrap” license agreements that are not signed by licensees and electronic licensing agreements that may be unenforceable under the laws of certain foreign jurisdictions. In addition, the Company’s ability to protect its proprietary rights may be affected by the following:

•	Differences in International Law. The laws of some foreign countries do not protect the Company’s intellectual property to the same extent as do the laws of the United States and Canada.

•	Third Party Infringement Claims. Third parties have asserted infringement claims against the Company and may do so in the future. This may result in costly litigation or require the Company to obtain a license to intellectual property rights of such third parties. Such licenses may not be available on reasonable terms or at all.

Product Concentration

The Company anticipates that its MetaFrame product line and related enhancements will constitute the majority of its revenue for the foreseeable future. The Company’s ability to generate revenue from its MetaFrame product will depend upon market acceptance of Windows Server Operating Systems and/or UNIX Operating Systems. Declines in demand for products based on the MetaFrame technology may occur as a result of new competitive product releases, price competition, new products or updates to existing products, lack of success of the Company’s strategic partners, technological change, IT spending levels, general economic conditions or other factors.

Need to Attract and Penetrate Large Enterprise Customers

The Company intends to expand its ability to reach and penetrate large enterprise customers by adding channel partners and expanding its offering of consulting services. The Company’s inability to attract and penetrate large enterprise customers could have a material adverse effect on its business, operating results and financial condition. Large enterprise customers usually request special pricing and generally have longer sales cycles, which could negatively impact the Company’s revenues. Additionally, as the Company attempts to attract and penetrate large enterprise customers, it may need to increase corporate branding and marketing activities, which will increase the Company’s operating expenses, but may not proportionally increase its operating revenues.

Need to Expand Channels of Distribution

The Company intends to leverage its relationships with hardware and software vendors and systems integrators to encourage them to recommend or distribute the Company’s products. In addition, an integral part of the Company’s strategy is to expand its ability to reach large enterprise customers by adding channel partners that cater to large enterprise customers and expanding its offering of consulting services, while reducing channel partners that cater to small and medium customers. The Company is currently investing, and intends to continue to invest, significant resources to develop these channels, which could reduce the Company’s profits.

Reliance Upon Indirect Distribution Channels and Major Distributors

The Company relies significantly on independent distributors and resellers for the marketing and distribution of its products. The Company does not control its distributors and resellers. Additionally, the Company’s distributors and resellers are not obligated to purchase products from the Company and may also represent other lines of products. Certain of the Company’s distributors and resellers maintain inventories of the Company’s packaged products for resale to the Company’s smaller end-user customers. In the quarter ended June 30, 2002, the Company believes that the level of packaged product inventories held by its distributors and resellers declined as compared to inventory levels held by its distributors and resellers in recent quarters. The Company anticipates further reductions in packaged product inventories held by its distributors and resellers in the future. If the Company’s distributors and resellers further decrease the level of inventories of the Company’s packaged products they hold, such decreases in inventory levels could adversely affect the Company’s results of operations and financial condition.

Further, the Company may maintain individually significant accounts receivable balances with certain distributors. For example, one such distributor accounted for approximately 15% and 14% of gross accounts receivable as of June 30, 2002 and December 2001, respectively. If the financial condition of such distributors deteriorates and such distributors significantly delay or default on their payment obligations, such delays or defaults could result in a material adverse effect on the Company’s business, results of operations and financial condition.

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

Additionally, in 1999, the Company completed the acquisition of certain in-process software technologies from ViewSoft, Inc. in which it allocated $2.3 million of the purchase price to in process research and development. In April 2001, the Company acquired Sequoia, of which $2.6 million of the purchase price was allocated to in-process research and development. The Company’s efforts with respect to the acquired technologies currently consist of integration work and any associated design, development or rework that may be required to support the integration of the technology into the Company’s anticipated future product offerings. Failure to complete the development of the Company’s anticipated future product offerings in their entirety, or in a timely manner, could have a material adverse impact on the Company’s financial condition and results of operations. The Company is currently unable to determine the impact of such delays on its business, future results of operations and financial condition. There can be no assurance that the Company will not incur additional charges in subsequent periods to reflect costs associated with completing such projects or that the Company will be successful in its efforts to integrate and further develop these technologies.

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

Revenue Recognition Process

The Company continually re-evaluates its licensing programs, including specific license models, terms and conditions, to market its current and future products and services. The Company may implement new programs, including offering specified and unspecified enhancements to its current and future product lines. The Company may recognize revenues associated with such enhancements after the initial shipment or licensing of the software product or over the product’s life cycle. The Company has implemented a new licensing model associated with the release of MetaFrame XP in February 2001. The Company may implement a different licensing model, in certain circumstances, which would result in the recognition of licensing fees over a longer period, which may result in decreasing revenue. The timing of the implementation of such programs, the timing of the release of such enhancements and other factors may impact the timing of the Company’s recognition of revenues and related expenses associated with its products, related enhancements and services and could adversely affect the Company’s business and operating results.

Dependence on Key Personnel

The Company’s success will depend, in large part, upon the services of a number of key employees. The Company does not have long-term employment agreements with any of its key personnel. Any officer or employee can terminate his or her relationship with the Company at any time.

The effective management of the Company’s growth, if any, will depend, in a large part, upon the Company’s ability to (i) retain its highly skilled technical, managerial and marketing personnel; and (ii) to attract and maintain replacements for and, if required, additions to such personnel in the future. Competition for such personnel may affect the Company’s ability to successfully attract, assimilate or retain sufficiently qualified personnel.

Stock Rotations and Price Reductions

The Company provides certain of its distributors with stock rotation rights for stock balancing. The Company also provides certain of its distributors with price protection rights. To cover these stock rotation rights and price protections, the Company has established reserves based on its evaluation of historical trends and current circumstances. Additionally, because of the recent commercial release of the Company’s new access portal server product, NFuse Elite, the Company is currently unable to adequately forecast reserves related to the NFuse Elite product. The Company’s reserves may not be sufficient to cover stock rotation rights and price protections in the future, in which case the Company’s operating results may be adversely affected.

International Operations

The Company’s continued growth and profitability will require further expansion of its international operations. To successfully expand international sales, the Company must establish additional foreign operations, hire additional personnel and recruit additional international resellers. Such international operations are subject to certain risks and international revenues may fluctuate as a result of:

•	difficulties in staffing and managing foreign operations;

•	dependence on independent distributors and resellers;

•	fluctuations in foreign currency exchange rates, including the Company’s ability to adequately hedge its foreign exchange risks;

•	compliance with foreign regulatory and market requirements;

•	variability of foreign economic and political conditions;

•	changing restrictions imposed by regulatory requirements, tariffs or other trade barriers or by United States export laws;

•	costs of localizing products and marketing such products in foreign countries;

•	longer accounts receivable payment cycles;

•	potentially adverse tax consequences, including restrictions on repatriation of earnings;

•	difficulties in protecting intellectual property; and

•	burdens of complying with a wide variety of foreign laws.

Dependence Upon Broad-based Acceptance of ICA Protocol

Historically, the Company’s success in the markets in which it competes depended on its ability to make the ICA protocol a widely accepted standard for supporting Windows and UNIX applications. Microsoft includes as a component of Windows Server Operating Systems its Remote Desktop Protocol (“RDP”), which has certain of the capabilities of the Company’s ICA protocol, and offers customers an alternative solution. The Company believes that its success is dependent on its ability to enhance and differentiate its ICA protocol, and foster broad acceptance of the ICA protocol based on its performance, scalability, reliability and enhanced features. In addition, the Company’s ability to continue broad market acceptance of its ICA protocol will depend upon the degree of success achieved by its strategic partners in marketing their respective platforms, product pricing and customers’ assessment of its technical, managerial service and support expertise. If another standard emerges as a standard for supporting Windows and UNIX applications, the Company’s business, operating results and financial condition could be materially adversely affected.

Volatility of Stock Price

The market price for the Company’s Common Stock has been volatile and has fluctuated significantly to date. The trading price of the Common Stock is likely to continue to be highly volatile and subject to wide fluctuations in response to factors such as actual or anticipated variations in operating and financial results, anticipated revenue or earnings, analyst reports or recommendations and other events or factors, many of which are beyond the Company’s control. In addition, the stock market in general, and The Nasdaq National Market and the market for software companies and technology companies in particular, have experienced extreme price and volume fluctuations. These broad market and industry factors may materially and adversely affect the market price of the Common Stock, regardless of the Company’s actual operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted against such companies. For example, several class-action lawsuits were instituted against the Company, its directors, and certain of its officers in 2000 following a decline in the Company’s stock price. Such litigation could result in substantial costs and a diversion of management’s attention and resources, which would have a material adverse effect on the Company’s business, financial condition and results of operations.

Management of Operations and Higher Operating Expenses

The Company has historically experienced rapid growth in the scope of its operations, the number of its employees and the geographic area of its operations. In addition, the Company has completed certain domestic and international acquisitions. Such growth and assimilation of acquired operations and personnel of such acquired companies placed and may continue to place a significant strain on the Company’s managerial, operational and financial resources. To manage its future growth effectively, the Company must continue to implement and improve additional management and financial systems and controls. The Company believes that it has made adequate allowances for the costs and risks associated with its prior expansions. However, its systems, procedures or controls may not be adequate to support its current or future operations. In addition, the Company may not be able to effectively manage its current scope of operations or future growth and still achieve the rapid execution necessary to fully exploit the market opportunity for its products and services in a timely and cost-effective manner. The Company’s future operating results will also depend on its ability to manage an expanding product line, manage its sales and marketing organizations and manage its support organization commensurate with the increasing base of its installed product.

In anticipation of growth in its business, the Company increased its professional staff and expanded its sales, marketing and support and product development efforts, as well as associated administrative systems. As a result of such planned growth in staff, the Company increased operating expenses throughout 2001 and the first half of 2002. The Company has recently taken actions to reduce operating expenses commencing in the fourth quarter of 2002, but operating expenses in 2002 may continue to exceed operating expense levels experienced by the Company in 2001. Such an increase in operating expenses may reduce the Company’s income from operations and cash flows from operating activities in 2002.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In April 2002, the Company entered into a synthetic lease arrangement with a substantive lessor totaling approximately $61 million related to office space utilized for its corporate headquarters. Payments under this arrangement are indexed to a variable interest rate (LIBOR plus a margin). Based upon the Company’s interest rate exposure under this arrangement at June 30, 2002, a 100 basis point change in the current interest rate would have an immaterial effect on the Company’s financial position and results of operations. In addition to interest rate exposure, if the fair value of the Company’s headquarters building in Fort Lauderdale, Florida were to significantly decline, there may be a material adverse effect on the Company’s results of operations and financial condition.

The Company is also exposed to other financial market risks including changes in interest rates and foreign currency exchange rates, which may adversely affect its results of operations or financial condition. The Company’s exposure to these market risks at June 30, 2002, except as discussed above, are not significantly different from those discussed in “Part II, Item 7A — Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. Also, refer to “Note 7 - Derivative Financial Instruments,” of this Form 10-Q for additional discussion regarding the Company’s market risks and its accounting for derivatives.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In February 2002, a stockholder filed a complaint (the “Complaint”) in the Court of Chancery of the State of Delaware against the Company and certain of its current and former officers and directors. The Complaint purports to state a direct claim on behalf of a putative class of stockholders and a derivative claim nominally on behalf of the Company for breach of fiduciary duty based on the Company’s alleged failure to disclose all material information concerning the Company’s business and operations in connection with a proposal to be voted on at the Company’s annual meeting of stockholders in May 2000. The Complaint asserts claims similar to those alleged by such stockholder in a suit that was filed in September 2000, and subsequently voluntarily dismissed without prejudice in July 2001. The Complaint seeks compensatory damages, rescission of the Company’s 2000 Director and Officer Stock Option and Incentive Plan, and other related relief. The Company moved to dismiss the Complaint. A hearing on the Company’s motion has been scheduled. The Company believes the plaintiff’s claims lack merit; however, the Company is unable to determine the ultimate outcome of this matter and intends to vigorously defend it.

In addition, the Company is a defendant in various matters of litigation generally arising out of the normal course of business. Although it is difficult to predict the ultimate outcome of these cases, management believes, based on discussions with counsel, that any ultimate liability would not materially affect the Company’s financial position, result of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s annual meeting of stockholders held May 16, 2002, the Company’s stockholders took the following action: The Company’s stockholders elected Tyrone F. Pike and Kenneth E. Lonchar, each as a Class I director, to serve for a three-year term expiring at the Company’s annual meeting of stockholders in 2005 or until his successor has been duly elected and qualified or until his earlier resignation or removal. Election of the directors was determined by a plurality of the votes cast at the 2002 Annual Meeting. With respect to such matter, the votes were cast as follows: 155,676,596 shares voted for the election of Mr. Pike and 155,718,182 shares voted for the election of Mr. Lonchar; and 1,951,704 shares were withheld from the election of Mr. Pike and 1,910,118 shares were withheld from the election of Mr. Lonchar. No other persons were nominated, nor received votes, for election as directors of the Company at the 2002 Annual Meeting. The other directors of the Company whose terms of office continued after the annual meeting were: Marvin W. Adams. Kevin R. Compton, Stephen M. Dow, Mark B. Templeton and John W. White.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

Exhibit No	Description

10.1	Third Amended and Restated 1995 Employee Stock Purchase Plan

10.2	Microsoft Master Source Code Agreement by and between the Company and Microsoft, dated May 15, 2002

10.3	License Form by and between the Company and Microsoft Corporation, dated May 15, 2002 (with certain information omitted pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission)

10.4	Participation Agreement dated as of April 23, 2002, by and among Citrix Systems, Inc., Citrix Capital Corp., Selco Service Corporation and Key Corporate Capital, Inc. (the “Participation Agreement”) (with certain information omitted pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission)

10.5	Amendment No. 1 to Participation Agreement dated as of June 17, 2002 (with certain information omitted pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission)

10.6	Master Lease dated as of April 23, 2002 by and between Citrix Systems, Inc. and Selco Service Corporation (with certain information omitted pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission)

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

(b)  There were no reports on Form 8-K filed by the Company during the second quarter of 2002.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of August 2002.

CITRIX SYSTEMS, INC.

By: /s/ DAVID D. URBANI

David D. Urbani Vice President of Finance and Acting Chief Financial Officer (Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No	Description

10.1	Third Amended and Restated 1995 Employee Stock Purchase Plan

10.2	Microsoft Master Source Code Agreement by and between the Company and Microsoft, dated May 15, 2002

10.3	License Form by and between the Company and Microsoft Corporation, dated May 15, 2002 (with certain information omitted pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission)

10.4	Participation Agreement dated as of April 23, 2002, by and among Citrix Systems, Inc., Citrix Capital Corp., Selco Service Corporation and Key Corporate Capital, Inc. (the “Participation Agreement”) (with certain information omitted pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission)

10.5	Amendment No. 1 to Participation Agreement dated as of June 17, 2002 (with certain information omitted pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission)

10.6	Master Lease dated as of April 23, 2002 by and between Citrix Systems, Inc. and Selco Service Corporation (with certain information omitted pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission)

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002