Form 10-Q
period 2002-09-30
CITRIX SYSTEMS INC
filed 2002-11-12
CIK 877890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.

Commission File Number 0-27084

CITRIX SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-2275152 (IRS Employer Identification No.)

851 West Cypress Creek Road, Fort Lauderdale, Florida (Address of principal executive offices)	33309 (Zip Code)

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

Yes   ☒             No   ☐

     As of November 5, 2002 there were 171,019,661 shares of the registrant’s Common Stock, $.001 par value per share, outstanding.

CITRIX SYSTEMS, INC.

Form 10-Q
For the Quarterly Period Ended September 30, 2002

CONTENTS

Page
Number

PART I: FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets:

September 30, 2002 and December 31, 2001.	3

Condensed Consolidated Statements of Income:

Three Months and Nine Months Ended September 30, 2002 and 2001.	5

Condensed Consolidated Statements of Cash Flows:

Nine Months Ended September 30, 2002 and 2001.	6

Notes to Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3. Quantitative & Qualitative Disclosures about Market Risk	39

Item 4. Controls and Procedures	40

PART II: OTHER INFORMATION

Item 1. Legal Proceedings	40

Item 6. Exhibits and Reports on Form 8-K	41

Signature	42

Certifications	43

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Citrix Systems, Inc.

Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2002	2001

	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$117,560	$139,693
Short-term investments	129,250	77,078
Accounts receivable, net of allowances of $12,770 and $12,069 at September 30, 2002 and December 31, 2001, respectively	51,895	65,032
Inventories	2,538	3,568
Prepaid taxes	—	6,069
Other prepaid and current assets	29,882	21,444
Current portion of deferred tax assets	32,926	33,171

Total current assets	364,051	346,055
Long-term investments	425,698	529,894
Property and equipment, net	81,986	90,110
Goodwill, net	152,364	152,364
Other intangible assets, net	28,649	36,613
Long-term portion of deferred tax assets	23,006	25,071
Other assets, net	33,104	28,123

	$1,108,858	$1,208,230

Continued

Citrix Systems, Inc.

Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2002	2001

	(in thousands, except par value)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$82,951	$111,928
Current portion of deferred revenues	85,998	80,573

Total current liabilities	168,949	192,501
Long-term portion of deferred revenues	7,774	5,631
Convertible subordinated debentures	329,347	346,214

Commitments and contingencies

Put warrants	3,604	16,554

Stockholders’ equity:
Preferred stock at $.01 par value: 5,000 shares authorized, none issued and outstanding	—	—
Common stock at $.001 par value: 1,000,000 shares authorized; 197,340 and 196,627 issued at September 30, 2002 and December 31, 2001, respectively	197	197
Additional paid-in capital	586,325	507,857
Retained earnings	480,230	425,877
Accumulated other comprehensive income (loss)	4,432	(84)

	1,071,184	933,847
Less — common stock in treasury, at cost (25,707 and 11,450 shares at September 30, 2002 and December 31, 2001, respectively)	(472,000)	(286,517)

Total stockholders’ equity	599,184	647,330

	$1,108,858	$1,208,230

See accompanying notes.

Citrix Systems, Inc.

Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(in thousands, except per share information)
Revenues:
Revenues	$118,898	$143,486	$364,582	$403,759
Other revenues	—	10,009	14,082	29,822

Total net revenues	118,898	153,495	378,664	433,581
Cost of revenues (excluding amortization, presented separately below)	4,375	7,573	13,885	22,107

Gross margin	114,523	145,922	364,779	411,474
Operating expenses:
Research and development	17,146	16,899	53,054	51,223
Sales, marketing and support	56,291	59,067	178,902	165,318
General and administrative	21,072	22,677	65,649	59,753
Amortization of intangible assets	2,646	14,895	8,588	33,428
In-process research and development	—	—	—	2,580

Total operating expenses	97,155	113,538	306,193	312,302

Income from operations	17,368	32,384	58,586	99,172
Interest income	7,068	9,757	21,261	34,114
Interest expense	(4,303)	(6,400)	(13,523)	(15,354)
Other income (expense), net	(821)	4,534	(2,379)	(2,542)

Income before income taxes	19,312	40,275	63,945	115,390
Income taxes	2,497	12,485	9,592	35,771

Net income	$16,815	$27,790	$54,353	$79,619

Earnings per common share:
Basic earnings per share	$0.10	$0.15	$0.30	$0.43

Weighted average shares outstanding	175,127	186,308	179,712	185,215

Earnings per common share—assuming dilution:
Diluted earnings per share	$0.10	$0.14	$0.30	$0.41

Weighted average shares outstanding	175,891	196,835	181,503	195,648

See accompanying notes.

Citrix Systems, Inc.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,

	2002	2001

	(in thousands)
Operating Activities
Net income	$54,353	$79,619
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	8,588	33,428
Depreciation and amortization of property and equipment	23,637	20,831
Loss on abandonment of fixed assets	966	—
Realized losses and other-than-temporary decline in market value of investments	980	7,688
In-process research and development	—	2,580
Provision for doubtful accounts	1,939	2,367
Provision for product returns	18,040	18,965
Provision for inventory reserves	946	1,901
Tax benefit related to the exercise of non-statutory stock options and disqualifying dispositions of incentive stock options	22,082	22,532
Accretion of original issue discount and amortization of financing cost	13,423	13,302
Gain on repurchase of convertible subordinated debentures	(1,547)	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(6,841)	(60,850)
Inventories	84	(1,012)
Prepaid expenses and other current assets	(5,056)	(3,505)
Prepaid taxes	6,069	20,729
Other assets	4,247	(13,332)
Deferred tax assets	(5,010)	11,723
Accounts payable and accrued expenses	(19,973)	11,048
Deferred revenues	7,568	(785)

Net cash provided by operating activities	124,495	167,229
Investing Activities
Purchases of investments	(105,727)	(520,760)
Proceeds from sales and maturities of investments	156,717	401,964
Cash paid for acquisitions	(10,680)	(183,733)
Purchases of property and equipment	(17,102)	(39,857)

Net cash provided by (used in) investing activities	23,208	(342,386)
Financing Activities
Proceeds from issuance of common stock	3,930	106,299
Cash paid under stock repurchase programs	(148,034)	(151,462)
Cash paid to repurchase convertible subordinated debentures	(27,773)	—
Proceeds from sale of put warrants	2,057	7,528
Other	(16)	(8)

Net cash used in financing activities	(169,836)	(37,643)

Change in cash and cash equivalents	(22,133)	(212,800)
Cash and cash equivalents at beginning of period	139,693	375,025

Cash and cash equivalents at end of period	$117,560	$162,225

See accompanying notes.

Citrix Systems, Inc.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
September 30, 2002

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

Investments

The Company does not recognize changes in the fair value of certain investments in earnings unless a decline in the fair value of the investments is considered other-than-temporary. For the three and nine months ended September 30, 2002, the Company recorded $0.4 and $1.0 million, respectively, in investment losses and write-downs and for the three and nine months ended September 30, 2001, the Company recorded $1.5 and $7.7 million, respectively, in investment write-downs, which are included in other income (expense), net in the accompanying condensed consolidated statements of income. These amounts were offset in part in 2001 by the sale of corporate securities investments resulting in a realized gain of approximately $8.0 million for the three and nine months ended September 30, 2001. Other than $0.7 million of equity investments, the Company’s investment portfolio at September 30, 2002 consists of interest bearing securities.

At September 30, 2002 approximately $63 million in investment securities were pledged as collateral for specified obligations under the Company’s synthetic lease arrangement. The Company maintains the ability to manage the composition of the pledged investments and accordingly, these securities are not reflected as restricted investments in the accompanying condensed consolidated balance sheets. For further information see Note 11.

Revenue Recognition

The Company markets software products through indirect channels such as distributors and value-added resellers. Products are licensed by means of traditional packaged products and enterprise and corporate licensing programs. Packaged products are typically purchased by medium and small-sized businesses with fewer locations and the actual software license is delivered with the packaged product. Enterprise and corporate license arrangements consist of more complex multi-server environments typically found in large business enterprises that want to deploy the Company’s products on a department or enterprise-wide basis, which may require differences in product features and functionality at various customer locations. The end-customer license agreement with enterprise customers is typically customized based on these factors. Once the Company receives a purchase order and configuration parameters from the channel partner, the enterprise or corporate licenses are electronically delivered to the customer and serves as keys to activate the configuration ordered by the customer. Depending on the size of the enterprise, software may be delivered indirectly by the channel partner or directly by the Company pursuant to a purchase order from the channel partner.

Revenue is recognized when earned. The Company’s revenue recognition policies are in compliance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2 (as amended by SOP 98-4 and SOP 98-9) and related interpretations, “Software Revenue Recognition.” Product revenues are recognized upon shipment of the software product only if no significant Company obligations remain, the fee is fixed or determinable, and collection of the resulting receivable is deemed probable at the outset of the arrangement. Revenue from packaged product sales to distributors and resellers is recognized when related products are shipped. Revenues from enterprise and corporate licensing arrangements are recognized when related products are shipped and the customer has been electronically provided with licenses that include the activation keys that allow the customer to take immediate possession of the software pursuant to an agreement or purchase order. In software arrangements that include rights to multiple software products, post-contract customer support (“PCS”), and/or other services, the Company allocates the total arrangement fee among each deliverable based on the relative fair value of each of the deliverables determined based on vendor-specific objective evidence (“VSOE”). The Company sells software and PCS separately, and VSOE is determined by the price charged when each element is sold separately. Revenues from training and consulting are recognized when the services are performed. Service and PCS revenues from customer maintenance fees for ongoing customer support and product updates and upgrades are based on the price charged or derived value of the undelivered elements and are recognized ratably over the term of the contract, which is typically 12 to 24 months. Service revenues are included in net revenues in the accompanying condensed consolidated statements of income. If the Company cannot objectively determine the fair value of each deliverable based on VSOE, revenue is deferred until all elements are delivered, services have been performed, or until fair value can be objectively determined.

In the normal course of business, the Company does not permit product returns, except that it provides most of its distributors and value added resellers with stock balancing and price protection rights. Stock balancing rights permit distributors to return products to the Company for credit, subject to ordering an equal amount of the Company’s products. Price protection rights require that the Company grant retroactive price adjustments for inventories of the Company’s products held by distributors or resellers if the Company lowers its prices for such products. Provisions for estimated returns for stock balancing and price protection rights, as well as other sales allowances, are established by the Company concurrently with the recognition of revenue. The provisions are established based upon consideration of a variety of factors, including, among other things, historical return rates for both specific products and customers, estimated customer inventory levels by product, the impact of any new product releases and projected economic conditions. Actual product returns for stock balancing and price protection provisions incurred are, however, dependent upon future events, including the amount of stock balancing activity by the Company’s customers and the level of customer inventories at the time of any price adjustments. The Company continually monitors the factors that influence the pricing of its products and customer inventory levels and makes adjustments to these provisions when management believes actual returns and other allowances may differ from established reserves. Allowances for estimated product returns amounted to approximately $7.9 and $8.3 million at September 30, 2002 and December 31, 2001, respectively. The Company has not and has no plans to reduce its prices for inventory currently held by distributors or resellers; accordingly, there were no reserves required for price protection at September 30, 2002 or December 31, 2001.

In May 1997, the Company entered into a five year joint license, development and marketing agreement with Microsoft Corporation (“Microsoft”) (as amended, the “Microsoft Development Agreement”), pursuant to which the Company licensed its multi-user Windows NT extensions to Microsoft for inclusion in certain versions of Windows NT server software. Revenue from the Microsoft Development Agreement was recognized ratably over the five-year term of the contract, which expired in May 2002. Revenues recognized pursuant to the Microsoft Development Agreement are included in other revenues in the accompanying condensed consolidated statements of income.

3. Earnings Per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options (calculated using the treasury stock method), and put warrants (calculated using the reverse treasury stock method). Certain shares under the Company’s stock option program, certain put options under the Company’s stock repurchase programs and Common Stock potentially issuable upon conversion of the Company’s convertible subordinated debentures were excluded from the computation of diluted earnings per share due to their anti-dilutive effect for the respective periods.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(in thousands, except per share information)
Numerator:
Net income	$16,815	$27,790	$54,353	$79,619

Denominator:
Denominator for basic earnings per share — weighted-average shares	175,127	186,308	179,712	185,215
Effect of dilutive securities:
Put warrants	9	76	—	198
Employee stock options	755	10,451	1,791	10,235

Dilutive common share equivalents	764	10,527	1,791	10,433

Denominator for diluted earnings per share — weighted-average shares	175,891	196,835	181,503	195,648

Basic earnings per share	$0.10	$0.15	$0.30	$0.43

Diluted earnings per share	$0.10	$0.14	$0.30	$0.41

Anti-dilutive weighted shares	51,303	40,845	48,421	37,694

4. Acquisition

     On April 30, 2001, the Company completed the acquisition of Sequoia Software Corporation (“Sequoia”), a provider of XML-based portal software, for approximately $182.6 million. The acquisition was accounted for as a purchase.

The cost in excess of net tangible assets acquired was approximately $172.5 million, of which $29.4 million was allocated to core technology, $11.2 million to other identifiable intangibles and $129.3 million to goodwill. Goodwill was amortized through December 31, 2001. The core technologies and other identifiable intangible assets are being amortized on a straight-line basis over periods ranging from three to five years. Approximately $2.6 million of the purchase price was allocated to in-process research and development, which had not reached technological feasibility and had no alternative future use, and which the Company wrote-off upon acquisition. The results of operations of Sequoia are included in the Company’s results of operations from the date of the acquisition. The allocation of the purchase price was based on an independent valuation report.

In accordance with Statement of Financial Accounting Standards (“ SFAS” ) No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” the Company reviews its core and product technology for impairment on a periodic basis by comparing the estimated net realizable value to the unamortized cost of the technology. The purchased Sequoia core and product technology form the basis for the Company’s new access portal server line of products. Therefore, the recoverability of such technology is primarily dependent upon the Company’s ability to commercialize its new line of products. If such products are not ultimately accepted by the Company’s channel, strategic partners, or customers and there is no future use for the technology, the Company may determine that the remaining carrying value of the purchased technology is impaired and may be required to take a related charge to earnings. Such a charge to earnings could result in a material adverse effect on the Company’s results of operations.

5. Goodwill and Other Intangible Assets

Adoption of Statement No. 142 — Goodwill and Other Intangible Assets. Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” As a result of adopting SFAS No. 142, the Company’s goodwill and certain intangible assets are no longer amortized, but are subject to an annual impairment test. In accordance with SFAS No. 142, the Company ceased amortizing goodwill with a net book value of $152.4 million as of the beginning of 2002, including $10.1 million of acquired workforce previously classified as purchased intangible assets. Excluding goodwill, the Company has no intangible assets deemed to have indefinite lives. Substantially all of the Company’s goodwill at September 30, 2002 was associated with the Americas reportable segment. See Note 6 for segment information.

The following table provides a reconciliation of reported net income for the three and nine months ended September 30, 2001 to net income adjusted as if SFAS No. 142 had been applied as of the beginning of 2001:

	Three Months Ended	Nine Months Ended
	September 30, 2001	September 30, 2001

	(in thousands, except per share amounts)
Net income as reported	$27,790	$79,619
Goodwill amortization, net of taxes	9,844	21,826

Adjusted net income	$37,634	$101,445

BASIC EARNINGS PER SHARE:
Earnings per share as reported	$0.15	$0.43
Goodwill amortization, net of taxes	0.05	0.12

Adjusted earnings per share	$0.20	$0.55

DILUTED EARNINGS PER SHARE:
Earnings per share as reported	$0.14	$0.41
Goodwill amortization, net of taxes	0.05	0.11

Adjusted earnings per share	$0.19	$0.52

Intangible Assets. Intangible assets are recorded at cost, less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally three to five years, except for patents, which are amortized over 10 years.

Intangible assets consist of the following (in thousands):

	September 30, 2002		December 31, 2001

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized intangible assets:
Core technologies	$65,706	$44,275	$65,706	$38,788
Other	19,532	12,314	18,908	9,213

Total amortized intangible assets	$85,238	$56,589	$84,614	$48,001

Estimated annual amortization expense is as follows:

(in thousands)
Year ending December 31,
2002	$11,232
2003	10,027
2004	7,237
2005	6,012
2006	2,084

6. Segment Information

The Company operates in a single market consisting of the design, development, marketing, sales and support of application delivery and management software and services for enterprise applications. The Company’s revenues are derived from sales in the Americas, Europe, the Middle East and Africa (“EMEA”) and Asia-Pacific regions. These three geographic regions constitute the Company’s reportable segments.

The Company does not engage in intercompany revenue transfers between segments. The Company’s management evaluates performance based primarily on revenues in the geographic locations in which the Company operates. Segment profit for each segment includes certain sales, marketing, general and administrative expenses directly attributable to the segment and excludes certain expenses that are managed outside the reportable segments. Costs excluded from segment profit primarily consist of research and development costs, amortization of intangible assets, interest, corporate expenses and income taxes, as well as, non-recurring charges for in-process research and development. Corporate expenses are comprised primarily of corporate marketing costs, operations and certain general and administrative expenses, which are separately managed. Accounting policies of the segments are the same as the Company’s consolidated accounting policies.

In July 2001, the Company implemented a new enterprise resource planning system to provide a structure that would meet the growing demands of the Company and provide management improved focus on the Company’s results of operations and financial resources. The features and functionality of the new system provide the Company the ability to summarize and classify information included in the results of operations differently than that provided by the Company’s legacy information systems. The Company began planning for the information system in 2000, and as a result, detailed transaction information for 2001, prior to the implementation of the new systems, was retained and converted to the new system. Information for the three and nine months ended September 30, 2001 has been reclassified to reflect these changes.

Net revenues and segment profit, classified by the major geographic locations in which the Company operates, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

		(in thousands)
Net revenues:
Americas (1)	$61,067	$75,432	$185,218	$212,924
EMEA	46,847	53,955	144,874	156,503
Asia-Pacific	10,984	14,099	34,490	34,332
Other (2)	—	10,009	14,082	29,822

Consolidated	$118,898	$153,495	$378,664	$433,581

Segment profit:
Americas (1)	$25,948	$39,984	$83,749	$120,110
EMEA	26,368	34,418	80,396	98,766
Asia-Pacific	3,414	8,084	12,169	18,054
Other (2)	—	10,009	14,082	29,822
Unallocated expenses (3):
Amortization of intangibles	(2,646)	(14,895)	(8,588)	(33,428)
In process research and development	—	—	—	(2,580)
Research and development	(17,146)	(16,899)	(53,054)	(51,223)
Net interest and other income	1,944	7,891	5,359	16,218
Other corporate expenses	(18,570)	(28,317)	(70,168)	(80,349)

Consolidated income before income taxes	$19,312	$40,275	$63,945	$115,390

(1)	The Americas segment is comprised of the United States, Canada and Latin America, excluding royalty fees in (3) below.

(2)	Represents royalty fees in connection with the Microsoft Development Agreement, which expired in May 2002.

(3)	Represents expenses presented to management on a consolidated basis only and not allocated to the geographic operating segments.

The Company also tracks revenue according to the following three product/service categories: License Revenue, Services Revenue and Royalty Revenue, but does not track expenses or identifiable assets by product/service category. As a result, these product/service categories do not constitute segments in accordance with SFAS 131, “Disclosures About Segments of an Enterprise and Related Information.” Additional information regarding revenue by product/service categories is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

		(in thousands)
Revenue:
License Revenue	$108,423	$132,497	$332,175	$373,017
Services Revenue	10,475	10,989	32,407	30,742
Royalty Revenue	—	10,009	14,082	29,822

Net Revenues	$118,898	$153,495	$378,664	$433,581

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

For foreign currency forward contracts designated as cash flow hedges, hedge effectiveness is measured based on changes in the fair value of the contract attributable to changes in the forward exchange rate. Changes in the expected future cash flows on the forecasted hedged transaction and changes in the fair value of the forward hedge are both measured from the contract rate to the forward exchange rate associated with the forward contract’s maturity date. As of September 30, 2002, the Company recorded $4.0 million of derivative assets and $2.2 million of derivative liabilities, representing the fair values of the Company’s outstanding foreign currency forward contracts.

Interest Rate Swap Agreement. In order to manage its exposure to interest rate risk, in November 2001, the Company entered into an interest rate swap agreement with a notional amount of $174.6 million that expires in March 2004. The swap converts the floating rate return on certain of the Company’s available-for-sale investment securities to a fixed interest rate. At September 30, 2002, the swap was classified as an effective cash flow hedge. Accordingly, the fair value of the swap of $10.2 million was recorded in other assets in the accompanying condensed consolidated balance sheet, a portion of which has been recognized in interest income in the accompanying condensed consolidated statements of income. Changes in the value of the swap are included in other comprehensive income, net of applicable income taxes.

The ineffectiveness of hedges on existing derivative instruments for the period ended September 30, 2002, was not material. In addition, there were no gains or losses resulting from the discontinuance of cash flow hedges, as all forecasted transactions are expected to occur.

8. Comprehensive Income

Comprehensive income is comprised of two components, net income and other comprehensive income. Other comprehensive income refers to amounts that under accounting principles generally accepted in the United States are recorded as an element of stockholders’ equity, but are excluded from net income. The Company’s other comprehensive income is comprised of changes in fair value of derivatives designated as and effective as cash flow hedges and unrealized gains and losses, net of taxes, on available-for-sale marketable securities. The components of comprehensive income, net of tax, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

		(in thousands)
Net income	$16,815	$27,790	$54,353	$79,619
Other comprehensive income:
Change in fair value of available-for-sale securities	(86)	(3,218)	(32)	2,639
Change in fair value of derivative instruments	(2,089)	693	4,548	(436)

Comprehensive income	$14,640	$25,265	$58,869	$81,822

The components of accumulated other comprehensive income (loss), net of tax, are as follows:

	September 30, 2002	December 31, 2001

	(in thousands)
Unrealized loss on available-for-sale securities (net of tax benefit of $0.1 and $0.1 million, respectively)	$(200)	$(168)
Unrealized gain on derivative instruments (net of taxes of $2.2 million and $0.07 million, respectively)	4,632	84

Accumulated other comprehensive income (loss)	$4,432	$(84)

9. Income Taxes

The Company maintains certain operational and administrative processes in overseas subsidiaries. As a result, foreign earnings are taxed at lower foreign tax rates. These earnings are considered permanently reinvested. The Company’s effective tax rate was reduced to 15% for the nine months ended September 30, 2002 from 31% for the same period in the prior year, primarily due to the adoption of SFAS No. 142, pursuant to which amortization of goodwill, which was previously non-deductible for tax purposes, ceased. The reduction in the tax rate was also due to a higher proportion of revenue and profits in foreign subsidiaries with lower tax rates resulting from weaker sales in the United States and the cessation of revenues from the Microsoft Development Agreement, which expired in May 2002.

10. Stock Repurchase Programs

The Company’s Board of Directors has authorized $600 million of repurchase authority under the Company’s stock repurchase program, the objective of which is to manage anticipated dilution. All shares repurchased are recorded as treasury stock.

The Company is authorized to make open market purchases from time to time paid out of general corporate funds. During the nine months ended September 30, 2002, the Company purchased 7,300,000 shares of outstanding Common Stock on the open market for approximately $55.1 million (at an average per share price of $7.55).

From time to time, the Company enters into arrangements with financial institutions as part of its share repurchase program in order to lower the Company’s average cost to acquire shares. These arrangements are described below.

Pursuant to the stock repurchase program, the Company was a party to two agreements, executed during 2000 and 2001, with a large financial institution, to purchase approximately 7.3 million shares of the Company’s Common Stock at various times in private transactions. Pursuant to the terms of the agreements, an aggregate of $150 million was paid to this institution, with the ultimate number of shares repurchased dependent on market conditions. In May 2002, the agreements were terminated and, as a result, the Company received 3.0 million of the remaining shares upon termination. The Company received a total of 7,209,286 shares pursuant to these agreements.

Pursuant to the stock repurchase program, the Company sells put warrants that entitle the holder of each warrant to sell to the Company, generally by physical delivery, one share of the Company’s Common Stock at a specified price. During the nine months ended September 30, 2002, the Company sold 1,350,000 put warrants at an average strike price of $11.61 and received premium proceeds of approximately $2.1 million. As of September 30, 2002, 600,000 put warrants were outstanding, with exercise prices ranging from $5.97 to $6.06, which expire on various dates during November 2002. As of September 30, 2002, the Company has a total potential repurchase obligation of approximately $3.6 million associated with outstanding put warrants, which is classified as a put warrant obligation in the accompanying condensed consolidated balance sheet. The outstanding put warrants classified as a put warrant obligation on the condensed consolidated balance sheet will be reclassified to stockholders’ equity when each warrant is exercised or when it expires. Under the terms of certain put warrant agreements, the Company must maintain certain levels of cash and investments balances. As of September 30, 2002, the Company was in compliance with the required levels.

Additionally, pursuant to the Company’s stock repurchase program, during the third quarter of 2002, the Company entered into an agreement with a large financial institution to purchase up to 4.5 million shares of the Company’s Common Stock at various times through February 2003. Pursuant to the terms of the agreement, $25 million was paid to this institution in the third quarter of 2002. The ultimate number of shares repurchased will depend on market conditions. During the three months ended September 30, 2002, the Company received 1,072,130 shares under this agreement with a total value of $5.9 million.

During August 2002, the Company entered into a private structured stock repurchase transaction with a large financial institution. Under the terms of the agreement and in exchange for an up front payment of $25 million, the Company will receive approximately 4.8 million shares of its Common Stock or a predetermined cash amount at the expiration of the arrangement in December 2002. The form of settlement at maturity of the transaction will be dependent upon the closing market price of the Company’s Common Stock at maturity.

11. Commitments

In April 2002, the Company entered into a synthetic lease arrangement with a substantive lessor totaling approximately $61.0 million related to office space utilized for its corporate headquarters. The arrangement represents a form of off-balance sheet financing under which an unrelated third party funds 100% of the costs of the acquisition of the property and leases the asset to a lessee. The arrangement qualifies as an operating lease for accounting purposes and as a financing lease for tax purposes, and is not reflected as an asset or liability on the

Company’s condensed consolidated balance sheet. Accordingly, payments made pursuant to the lease are included in operating expenses in the accompanying condensed consolidated statements of income. The primary purpose of the arrangement is to lease the Company’s headquarters properties under more favorable terms than under previous lease arrangements.

The initial term of the arrangement is seven years with two renewal options, at two years per renewal, upon approval by the lessor. The facility bears interest at the London Interbank Offered Rate (“LIBOR”) plus a margin. At any time during the lease term, upon thirty-day written notice, the Company may purchase the property for the outstanding loan balance. At any time during the lease term, the Company also has the option to re-lease the property or remarket the property for sale to a third party. If the Company elects not to purchase the property at the end of the lease term, the Company has guaranteed a minimum residual value of approximately $51.9 million. The lease arrangement is subject to a covenant that the Company maintain a pledged balance of approximately $63 million in cash and/or investment securities as collateral for the specified obligations under the lease agreement for the duration of the lease term. The Company maintains the ability to manage the composition of the pledged investments and accordingly, these securities are not reflected as restricted investments in the accompanying condensed consolidated balance sheets. Additionally, under the terms of the arrangement, the Company must maintain certain levels of cash and investment balances. As of September 30, 2002, the Company was in compliance with the required levels.

During 2002 and 2001, the Company took actions to consolidate certain of its offices, including the exit of certain leased office space and the abandonment of certain leasehold improvements. Lease obligations related to these existing operating leases continue to October 2006 with a total remaining obligation of approximately $21.1 million, of which $5.1 million, net of anticipated sublease income, was accrued for as of September 30, 2002, and is reflected in accrued expenses in the accompanying condensed consolidated financial statements. In calculating this accrual, the Company made estimates, based on market information, including the estimated vacancy periods and sublease rates and opportunities. If actual circumstances prove to be materially worse than management has estimated, the total charges for these vacant facilities could be significantly higher.

12. Legal Proceedings

In February 2002, a stockholder filed a complaint (the “Complaint”) in the Court of Chancery of the State of Delaware against the Company and certain of its current and former officers and directors. The Complaint purports to state a direct claim on behalf of a putative class of stockholders and a derivative claim nominally on behalf of the Company for breach of fiduciary duty based on the Company’s alleged failure to disclose all material information concerning the Company’s business and operations in connection with a proposal to be voted on at the Company’s annual meeting of stockholders in May 2000. The Complaint asserts claims similar to those alleged by such stockholder in a suit that was filed in September 2000, and subsequently voluntarily dismissed without prejudice in July 2001. The Complaint seeks compensatory damages, rescission of the Company’s 2000 Director and Officer Stock Option and Incentive Plan, and other related relief. The Company moved to dismiss the Complaint. The Company’s motion to dismiss was granted, in part, and denied in part. The Company believes the plaintiff’s claims lack merit; however, the Company is unable to determine the ultimate outcome of this matter and intends to vigorously defend it.

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

In accordance with the Company’s debt repurchase program, during July 2002 the Company repurchased 50,000 units of its zero coupon convertible subordinated debentures due March 2019, representing $50.0 million in principal amount at maturity, for approximately $19.3 million in a private transaction. In addition, during July 2002, the Company repurchased 9,000 units on the open market for approximately $3.4 million representing $9.0 million in principal amount at maturity. In accordance with SFAS No. 145, the Company recorded an operating gain of approximately $1.6 million during the third quarter of 2002 as a result of these transactions.

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

14. Subsequent Events

In October 2002, the Company terminated its interest rate swap agreement with a notional amount of $174.6 million. Upon termination, the Company received a cash payment of $9.2 million as settlement under the swap agreement, and there was approximately $2.4 million in accumulated other comprehensive income, net of taxes. The swap was previously accounted for as an effective cash flow hedge, and in accordance with the provisions of SFAS No. 133, the remaining $2.4 million, net of taxes, in accumulated other comprehensive income will be recognized in interest income ratably through the original termination date of the swap in March 2004.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company designs, develops, markets, sells and supports comprehensive corporate application and information infrastructure software and services that enable effective and efficient enterprise-wide deployment and management of applications and information, including those designed for Microsoft Windows® operating systems, UNIX® operating systems, such as Sun Solaris, HP-UX, or IBM-AIX (collectively, “UNIX operating systems”) and for Web-based information systems. The Company’s products provide the ability to access, manage, and execute the above-mentioned applications and information from a variety of platforms including the Microsoft Windows operating systems, UNIX operating systems, LINUX operating systems, Apple Macintosh operating systems, IBM OS2 operating systems, and others. The Company’s largest source of revenue consists of its MetaFrame® products and related options. MetaFrame products, which began shipping in the second quarter of 1998, permit organizations to provide access to Windows-based and UNIX applications without regard to location, network connection or type of client hardware platforms. The Company also provides portal software and services that are designed to provide personalized, secure Web-based access to a wide variety of business information from virtually any location, device or connection. The Company markets its products through multiple direct and indirect channels such as distributors, value-added resellers and original equipment manufacturers (“OEM”) worldwide.

The Company’s products are licensed by means of traditional packaged products and enterprise and corporate licensing programs. Packaged products are typically purchased by medium and small-sized businesses with fewer locations and the actual software license is delivered with the packaged product. Enterprise and corporate license arrangements consist of more complex multi-server environments typically found in large business enterprises that want to deploy the Company’s products on a department or enterprise-wide basis, which may require differences in product features and functionality at various customer locations. The end-customer license agreement with enterprise customers is typically customized based on these factors. Once the Company receives a purchase order and configuration parameters from the channel partner, the enterprise or corporate licenses are electronically delivered to the customer and serves as keys to activate the configuration ordered by the customer. Depending on the size of the enterprise, software may be delivered indirectly by the channel partner or directly by the Company pursuant to a purchase order from the channel partner.

In the normal course of business, the Company does not permit product returns, except that it provides most of its distributors and value added resellers with stock balancing and price protection rights. Stock balancing rights permit distributors to return products to the Company for credit, subject to ordering an equal amount of the Company’s products. Price protection rights require that the Company grant retroactive price adjustments for inventories of the Company’s products held by distributors or resellers if the Company lowers its prices for such products. Provisions for estimated returns for stock balancing and price protection rights, as well as other sales allowances, are established by the Company concurrently with the recognition of revenue. The provisions are established based upon consideration of a variety of factors, including, among other things, historical return rates for both specific products and customers, estimated customer inventory levels by product, the impact of any new product releases and projected economic conditions. Actual product returns for stock balancing and price protection provisions incurred are, however, dependent upon future events, including the amount of stock balancing activity by the Company’s customers and the level of customer inventories at the time of any price adjustments. The Company continually monitors the factors that influence the pricing of its products and customer inventory levels and makes adjustments to these provisions when management believes actual returns and other allowances may differ from established reserves.

Citrix®, the Citrix logo, ICA®, MetaFrame®, MetaFrame XPTM, NFuse® Classic, NFuse® Elite, Citrix® Secure Gateway and other Citrix product names referenced herein are registered trademarks or trademarks of Citrix Systems, Inc. in the United States and other jurisdictions. All other product names, company names, and marks are trademarks of their respective owners.

In May 1997, the Company entered into a five year joint license, development and marketing agreement with Microsoft Corporation (“Microsoft”) (as amended, the “Microsoft Development Agreement”), pursuant to which the Company licensed its multi-user Windows NT extensions to Microsoft for inclusion in certain versions of Windows NT server software. Revenue from the Microsoft Development Agreement was recognized ratably over the five-year term of the contract, which expired in May 2002. Revenues recognized pursuant to the Microsoft Development Agreement are included in other revenues in the accompanying condensed consolidated statements of income.

In May 2002, the Company signed an agreement with Microsoft to formalize continued access to Microsoft Windows Server source code. Under this agreement, the Company will have access to source code for current and future Microsoft server operating systems, including access to terminal services source code during the three-year term of the agreement. This agreement does not provide for payments to or from Microsoft.

On April 30, 2001, the Company completed the acquisition of Sequoia Software Corporation (“Sequoia”) for approximately $182.6 million in cash and was accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16, “Accounting for Business Combinations.” Sequoia was a provider of XML-based portal software. The Sequoia technology formed the basis for the Company’s new access portal server line of products and has been integrated into the Company’s related engineering activities.

During the third quarter of 2002, the Company reduced its worldwide workforce by approximately 10% (approximately 200 employees) and consolidated certain functions from its Columbia, Maryland facility into its Fort Lauderdale, Florida facility. As a result of such actions, the Company incurred approximately $6.6 million in expenses in the third quarter, primarily for severance costs and related facility charges, of which approximately $3.5, $2.4 and $0.7 million were included in research and development expenses, sales, marketing and support expenses, and general and administrative expenses, respectively. Facility charges primarily represent the Company’s estimate of future lease commitments, after considering estimated sublease income, and the write-off of unamortized leasehold improvements. The Company does not anticipate any significant future charges related to these actions.

The Company’s revenue recognition policies are in compliance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2 (as amended by SOP 98-4 and SOP 98-9) and related interpretations, “Software Revenue Recognition” as described in Note 2 of the Notes to condensed consolidated financial statements included in this report.

The following discussion and analysis relating to the individual financial statement captions and the Company’s overall financial performance, operations and financial position should be read in conjunction with related notes to the consolidated financial statements, management’s discussion and analysis of financial condition and results of operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, the unaudited interim condensed consolidated financial statements and the related notes to unaudited interim condensed consolidated financial statements included in Item 1 of this quarterly report on Form 10-Q, and the factors and events described in “Overview” and “Certain Factors Which May Affect Future Results,” which may impact the Company’s future performance and financial position.

Results of Operations

The following table sets forth statement of income data of the Company expressed as a percentage of net revenues and as a percentage of change from period-to-period. Some amounts may not add due to rounding.

					Increase/(Decrease) For The
					Three Months	Nine Months
	Three Months Ended		Nine Months Ended		Ended	Ended
	September 30,		September 30,		September 30, 2002	September 30, 2002
					vs.	vs.
	2002	2001	2002	2001	September 30, 2001	September 30, 2001

Net revenues	100.0%	100.0%	100.0%	100.0%	(22.5)%	(12.7)%
Cost of revenues (excluding amortization, presented separately below)	3.7	4.9	3.7	5.1	(42.2)	(37.2)

Gross margin	96.3	95.1	96.3	94.9	(21.5)	(11.3)
Operating expenses:
Research and development	14.4	11.0	14.0	11.8	1.5	3.6
Sales, marketing and support	47.3	38.5	47.2	38.1	(4.7)	8.2
General and administrative	17.7	14.8	17.3	13.8	(7.1)	9.9
Amortization of intangible assets	2.2	9.7	2.3	7.7	(82.2)	(74.3)
In-process research and development	—	—	—	0.6	*	*

Total operating expenses	81.7	74.0	80.9	72.0	(14.4)	(2.0)

Income from operations	14.6	21.1	15.5	22.9	(46.4)	(40.9)
Interest income	5.9	6.4	5.6	7.9	(27.6)	(37.7)
Interest expense	(3.6)	(4.2)	(3.6)	(3.5)	(32.8)	(11.9)
Other income (expense), net	(0.1)	2.9	(0.1)	(0.6)	(118.1)	(6.4)

Income before income taxes	16.2	26.2	16.9	26.7	(52.0)	(44.6)
Income taxes	2.1	8.1	2.5	8.3	(80.0)	(73.2)

Net income	14.1%	18.1%	14.4%	18.4%	(39.5)	(31.7)

*	Not meaningful.

Net Revenues. The Company’s operations consist of the design, development, marketing, sales and support of comprehensive corporate application and information infrastructure software and services for enterprise-wide deployment and management of applications and information.

The Company presents net revenues in the following three categories as presented below: License Revenue, Services Revenue, and Royalty Revenue. License Revenue primarily represents fees related to the licensing of the Company’s MetaFrame products, PCS, additional user licenses, unbundled management software products (such as load balancing services and resource management services), and license fees from OEMs. Services Revenue consists primarily of technical support and consulting related to implementation and systems integration of the Company’s software products. Services and PCS revenues from customer maintenance fees or ongoing customer support are recognized ratably over the term of the contract, typically 12 to 24 months. Royalty Revenue represents the fees recognized in connection with the Microsoft Development Agreement.

With respect to product mix, the decrease in net revenues for the three and nine months ended September 30, 2002 compared to the three and nine months ended September 30, 2001 was primarily attributable to a decrease in the number of MetaFrame licenses sold, primarily resulting from a decrease in packaged product sales due to an overall weakness in IT spending, as well as a reduction in packaged product inventory held by the Company’s distributors. In the near term, the Company does not anticipate further material reductions in packaged product inventory held by the Company’s distributors. To a lesser extent, the decrease in net revenue also resulted from a decline in Royalty Revenue due to the expiration of the Microsoft Development Agreement in May 2002. The decrease in packaged product sales was partially offset by an increase in electronic licensing sales, mainly to medium and large customers.

Deferred revenues as of September 30 2002, primarily related to services and PCS and excluding those deferred revenues associated with the Microsoft Development Agreement, increased approximately $22 million compared to December 31, 2001. This increase was due primarily to increased renewals of Subscription Advantage, one of the Company’s PCS offerings, during the three and nine months ended September 30, 2002.

An analysis of the Company’s net revenues is presented below:

					Increase/(Decrease) For The
					Three Months	Nine Months
	Three Months Ended		Nine Months Ended		Ended	Ended
	September 30,		September 30,		September 30, 2002	September 30, 2002
					vs.	vs.
	2002	2001	2002	2001	September 30, 2001	September 30, 2001

License Revenue	91.2%	86.3%	87.7%	86.0%	(18.2)%	(10.9)%
Services Revenue	8.8	7.2	8.6	7.1	(4.7)	5.4
Royalty Revenue	—	6.5	3.7	6.9	(100.0)	(52.8)

Net Revenues	100.0%	100%	100.0%	100.0%	(22.5)	(12.7)

International and Geographic Segment Revenues. International revenues (sales outside of the United States) accounted for approximately 53% and 47% of net revenues for the three months ended September 30, 2002 and 2001, respectively, and approximately 52% and 48% of net revenues for the nine months ended September 30, 2002 and 2001, respectively. The increase in international revenues as a percentage of net revenues was primarily due to a weakness in packaged product sales in the United States and the expiration of the Microsoft Development Agreement in May 2002. For detailed information on international revenues, please refer to Note 6 to the Company’s condensed consolidated financial statements appearing in this report.

An analysis of geographic segment net revenue is presented below:

					Increase/(Decrease) For The
					Three Months	Nine Months
	Three Months Ended		Nine Months Ended		Ended	Ended
	September 30,		September 30,		September 30, 2002	September 30, 2002
					vs.	vs.
	2002	2001	2002	2001	September 30, 2001	September 30, 2001

Americas (1)	51.4%	49.1%	48.9%	49.1%	(19.0)%	(13.0)%
EMEA (2)	39.4	35.2	38.3	36.1	(13.2)	(7.4)
Asia-Pacific	9.2	9.2	9.1	7.9	(22.1)	0.5
Other (3)	—	6.5	3.7	6.9	(100.0)	(52.8)

Net Revenues	100.0%	100.0%	100.0%	100.0%	(22.5)	(12.7)

(1)	The Americas segment is comprised of the United States, Canada and Latin America, excluding royalty fees in (3) below.

(2)	Defined as Europe, Middle East and Africa.

(3)	Primarily represents royalty fees earned in connection with the Microsoft Development Agreement, which expired in May 2002.

In terms of the mix of revenues between geographic segments, the decrease in net revenues for the three and nine months ended September 30, 2002 compared to the same periods in 2001 was primarily due to the factors mentioned above, as well as weakness in packaged product sales in Europe. Additionally, revenues in the Asia-Pacific segment were down for the three months ended September 30, 2002 compared to the same period in 2001, primarily due to weaker packaged product sales in Japan.

Cost of Revenues. Cost of revenues consists of the cost of royalties, product media and duplication, manuals, packaging materials and shipping expense. Cost of revenues also consists of compensation and other personnel-related costs of generating services revenue. All development costs incurred in connection with the Microsoft Development Agreement were immaterial and expensed as incurred in cost of revenues. The Company’s cost of revenues excludes amortization of core technology, which is shown as a component of amortization expense in the accompanying condensed consolidated statements of income. During 2001, the Company implemented a new enterprise resource planning system. As a result of this implementation, management has an enhanced ability to obtain information regarding services expenses. The decrease in the cost of revenues for the three and nine month periods ended September 30, 2002, is primarily attributed to the Company’s ability to identify certain non-revenue generating services expenses and classify such costs as operating expenses.

Gross Margin. Gross margin as a percentage of net revenue increased for the three and nine months ended September 30, 2002 compared to the three and nine months ended September 30, 2001 primarily due to the decrease in cost of revenues as discussed above. The Company currently anticipates that gross margin as a percentage of net revenues will remain relatively unchanged in the next quarter as compared with current levels. However, gross margin will fluctuate from time to time based on a number of factors attributable to the cost of revenues as discussed above.

Research and Development Expenses. Research and development expenses consisted primarily of personnel-related costs. All development costs included in the research and development of software products and enhancements to existing products have been expensed as incurred except for core technologies from acquisitions. The increase in research and development expenses for the three months ended September 30, 2002 compared to the three months ended September 30, 2001, was primarily due to facility charges related to the closing of the Company’s Columbia, Maryland engineering facility and severance charges incurred in association with the Company’s worldwide workforce reduction, partially offset by reductions in salaries and related expenses as a result of the Company’s worldwide workforce reduction and costs incurred for external consultants and developers. To a lesser extent, the increase was offset by a reduction in employee relocation costs incurred during the three months ended September 30, 2001, related to the integration of Sequoia employees into the Company’s existing operations.

The increase in research and development expenses for the nine months ended September 30, 2002 as compared to the same period in the prior year resulted primarily from severance, relocation and facility related charges associated with the consolidation during 2002 of the Company’s Salt Lake City, Utah and Columbia, Maryland development teams into the Company’s remaining engineering facilities and increased staffing costs for employees acquired from Sequoia in the second quarter of 2001. These increases were partially offset by reductions in salaries and related expenses as a result of the Company’s worldwide workforce reduction and costs for third party software, external consultants and developers.

Sales, Marketing and Support Expenses. The decrease in sales, marketing and support expenses for the three months ended September 30, 2002 compared to the three months ended September 30, 2001 was due primarily to a refocus in marketing programs spending based on the current operating environment. To a lesser extent the decrease was due to a reduction in salaries and related expenses as a result of the Company’s worldwide workforce reduction. These decreases were partially offset by increases in compensation of certain levels of sales staff, the reallocation of certain non-revenue generating services expense from cost of revenues to operating expenses and severance charges incurred in association with the Company’s worldwide workforce reduction.

The increase in sales, marketing and support expenses for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001 was due primarily to the Sequoia acquisition during the second quarter of 2001, that resulted in additional personnel related salaries, commissions and related expenses, and from additional end-customer sales personnel hired in 2001. This increase was also due to severance charges incurred in association with the Company’s worldwide reduction in workforce and the reallocation of certain non-revenue generating services expense from cost of revenues to operating expenses. The increase was partially offset by a decrease in marketing programs spending as discussed above. To a lesser extent, the increase was offset by a reduction in salaries and related expenses as a result of the Company’s worldwide workforce reduction.

General and Administrative Expenses. The decrease in general and administrative expenses for the three months ended September 30, 2002 compared to the three months ended September 30, 2001 was due primarily to a reduction in costs for external consultants and a reduction in employee related event costs. General and administrative expenses for the three months ended September 30, 2002 also included a $1.6 million gain on repurchase of the Company’s convertible debentures and was offset by an increase in the provision for doubtful accounts.

The increase in general and administrative expenses for the nine months ended September 30, 2002 as compared to the same period in 2001 resulted primarily from a reallocation of certain overhead expenses from other departments to general and administrative expenses, primarily depreciation expense from certain sales, marketing and support cost centers into certain general and administrative cost centers.

Amortization of Intangible Assets. On January 1, 2002, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Under the new rules, goodwill, and intangible assets deemed to have indefinite lives, are no longer amortized, but are subject to an annual impairment test. Other intangibles will continue to be amortized over their useful lives. At the date of adoption, the Company had unamortized goodwill, including acquired workforce, in the amount of $152.4 million, which is no longer amortized. The decrease in amortization of intangible assets for the three and nine months ended September 30, 2002 as compared to the same periods in 2001 was substantially due to the adoption of SFAS No. 142.

At January 1, 2002, the Company had unamortized identified intangible assets with estimable useful lives in the amount of $36.6 million, net, which will continue to be amortized in accordance with the provisions of SFAS No. 142. For the three and nine months ended September 30, 2002, the Company recorded $2.6 million and $8.5 million, respectively, in amortization expense related to these assets.

The Company completed the required impairment tests of goodwill and indefinite-lived intangible assets as of January 1, 2002. There were no impairment charges recorded as a result of the adoption of SFAS No. 142. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Certain Factors Which May Affect Future Results.”

In-Process Research and Development. In April 2001, the Company acquired Sequoia, of which $2.6 million of the purchase price was allocated to in-process research and development (“IPR&D”). The amounts allocated to IPR&D had not reached technological feasibility, had no alternative future use and were written off at the time of the acquisition. There were no write-offs of IPR&D during the nine months ended September 30, 2002.

Interest Income. Interest income for the three and nine months ended September 30, 2002 as compared to the same periods in 2001, decreased primarily due to lower cash and investment balances and a decrease in interest rates.

Interest Expense. The decrease in interest expense for the three and nine months ended September 30, 2002 as compared to the same periods in 2001 was primarily due to interest expense on contingent payments associated with the Innovex acquisition incurred during 2001.

Other Income (Expense), Net. The decrease in other income (expense), net for the three months ended September 30, 2002 compared to the same period in 2001 was primarily due to realized gains in the third quarter of 2001 of $8.0 million associated with purchases and sales of available-for-sale securities and associated contracts, partially offset by a $1.5 million loss in the third quarter of 2001 resulting from an other-than-temporary decline in the fair value of certain of the Company’s equity investments, and a reduction in foreign exchange losses compared to the same period last year.

Other income (expense), net for the nine months ended September 30, 2002 compared to the same period in 2001 remained relatively unchanged, as there was a reduction in foreign exchange losses offset by a net increase in investment losses.

The Company may acquire or make investments in companies it believes are related to its strategic objectives. The Company periodically evaluates the carrying value of investments to determine if there has been any impairment of value that is other-than-temporary.

Income Taxes. The Company’s effective tax rate was reduced to 15% for the nine months ended September 30, 2002 from 31% for the same period in the prior year, primarily due to the adoption of SFAS No. 142, pursuant to which amortization of goodwill, which was previously non-deductible for tax purposes, ceased. The reduction in the tax rate was also due to a higher proportion of revenue and profits in foreign subsidiaries with lower tax rates resulting from weaker sales in the United States and the cessation of revenues from the Microsoft Development Agreement, which expired in May 2002.

Liquidity And Capital Resources

During the nine months ended September 30, 2002, the Company generated positive operating cash flows of $124.5 million, related primarily to net income of $54.4 million, adjusted for, among other things, tax benefits from the exercise of non-statutory stock options and disqualifying dispositions of incentive stock options of $22.1 million, non-cash charges, including depreciation and amortization expense of $32.2 million, provisions for product returns of $18.0 million primarily due to the Company’s stock rotation program and the accretion of original issue discount and amortization of financing costs on the Company’s convertible subordinated debentures of $13.4 million. These cash inflows were partially offset by an aggregate decrease in cash flow from operating assets and liabilities (primarily accounts payable and accrued expenses) of $18.9 million. Cash provided by investing activities of $23.2 million related primarily to the net proceeds, after reinvestment, from sales and maturities of investments of $51.0 million, the expenditure of $17.1 million for the purchase of property and equipment and net cash paid for acquisitions (a contingent payment in connection with the Innovex acquisition in February 2000) of approximately $10.7 million. Cash used in financing activities of $169.8 million related primarily to the expenditure of $175.8 million for the stock and debt repurchase programs.

As of September 30, 2002, the Company had $672.5 million in cash and investments, including $117.6 million in cash and cash equivalents. In addition the Company had $195.1 million of working capital at September 30, 2002. The decrease in cash and investments compared to December 31, 2001 is due primarily to increased stock and debt repurchases during the first nine months of the year, partially offset by cash flow from operations. The Company’s cash and cash equivalents are generally invested in investment grade, highly liquid securities to allow for flexibility in the event of immediate cash needs. The Company’s short and long-term investments, other than $0.7 million of equity investments, consist of interest bearing securities.

At September 30, 2002, the Company had approximately $51.9 million in accounts receivable, net of allowances. The $13.1 million decrease in accounts receivable, net when compared to December 31, 2001 is primarily due to higher sales in December 2001 compared to September 2002.

In April 2002, the Company entered into a synthetic lease arrangement with a substantive lessor totaling approximately $61.0 million related to office space utilized for its corporate headquarters. The arrangement represents a form of off-balance sheet financing under which an unrelated third party funds 100% of the costs of the acquisition of the property and leases the asset to a lessee. The arrangement qualifies as an operating lease for accounting purposes and as a financing lease for tax purposes, and is not reflected as an asset or liability on the Company’s condensed consolidated balance sheet. Accordingly, payments made pursuant to the lease are included in operating expenses in the accompanying condensed consolidated statements of income. The primary purpose of the arrangement is to lease the Company’s headquarters properties under more favorable terms than under previous lease arrangements.

The initial term of the arrangement is seven years with two renewal options, at two years per renewal, upon approval by the lessor. The facility bears interest at the London Interbank Offered Rate (“LIBOR”) plus a margin. At any time during the lease term, upon thirty-day written notice, the Company may purchase the property for the outstanding loan balance. At any time during the lease term, the Company also has the option to re-lease the property or remarket the property for sale to a third party. If the Company elects not to purchase the property at the end of the lease term, the Company has guaranteed a minimum residual value of approximately $51.9 million. The lease arrangement is subject to a covenant that the Company maintain a pledged balance of approximately $63 million in cash and/or investment securities as collateral for the specified obligations under the lease agreement for the duration of the lease term. The Company maintains the ability to manage the composition of the pledged investments and accordingly, these securities are not reflected as restricted investments in the accompanying condensed consolidated balance sheets. Additionally, under the terms of the arrangement, the Company must maintain certain levels of cash and investment balances. As of September 30, 2002, the Company was in compliance with the required levels.

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

In December 2000, the Company invested $158.1 million in a trust (the “Trust”) managed by an investment advisor. The Company’s investment comprises all of the Trust’s assets. The Trust assets primarily consist of AAA-rated zero-coupon corporate securities, and it matures on March 22, 2004. The Trust entered into a credit risk swap agreement with the investment advisor, which effectively increased the yield on the Trust assets and for which value the Trust assumed the credit risk of ten investment-grade companies. The effective yield of the Trust, including the credit risk swap agreement, is 6.72% and the principal balance will accrete to $195 million in March 2004. In addition, in November 2001, the Company entered into an interest rate swap agreement with a notional amount of approximately $174.6 million which has the effect of converting a like amount of floating rate notes in the Company’s investment portfolio to a synthetic zero coupon investment due in March 2004 with a maturity value of approximately $190.0 million. In October 2002, the Company terminated this interest rate swap agreement. Upon termination, the Company received a cash payment of $9.2 million as settlement under the swap agreement, and there was approximately $2.4 million in accumulated other comprehensive income, net of taxes. The swap was previously accounted for as a cash flow hedge and in accordance with the provisions of SFAS No. 133, the remaining $2.4 million, net of taxes, in accumulated other comprehensive income will be recognized in interest income ratably through the original termination date of the swap in March 2004. The Company currently believes that the combined proceeds of these investment transactions will be sufficient to substantially fund the redemption of the Debentures in 2004, if required.

In October 2000, the Board of Directors approved a program authorizing the Company to repurchase up to $25 million of the Debentures in open market purchases. Additionally, in April 2002, the Finance Committee of the Board of Directors granted additional authority of $100 million to the Company to repurchase Debentures through private transactions, bringing the total repurchase authority to $125 million. As of September 30, 2002, 76,000 units of the Company’s Debentures representing $76.0 million in principal amount at maturity, have been repurchased under these programs for $29.9 million. In accordance with SFAS No. 145, the Company recorded an operating gain of approximately $1.6 million during the third quarter of 2002 as a result of Debenture repurchases during the quarter. The Board of Directors’ authorization to repurchase the Debentures allows the Company to repurchase Debentures when market conditions are favorable.

The Company’s Board of Directors has authorized $600 million of repurchase authority under the Company’s stock repurchase program, the objective of which is to manage anticipated dilution. All shares repurchased are recorded as treasury stock.

The Company is authorized to make open market purchases from time to time paid out of general corporate funds. During the nine months ended September 30, 2002, the Company purchased 7,300,000 shares of outstanding Common Stock on the open market for approximately $55.1 million (at an average per share price of $7.55).

From time to time, the Company enters into arrangements with financial institutions as part of the share repurchase program in order to lower the Company’s average cost to acquire shares. These arrangements are described below.

Pursuant to the stock repurchase program, the Company was a party to two agreements, executed during 2000 and 2001, with a large financial institution, to purchase approximately 7.3 million shares of the Company’s Common Stock at various times in private transactions. Pursuant to the terms of the agreements, an aggregate of $150 million was paid to this institution, with the ultimate number of shares repurchased dependent on market conditions. In May 2002, the agreements were terminated and, as a result, the Company received 3.0 million of the remaining shares upon termination. The Company received a total of 7,209,286 shares pursuant to these agreements.

Pursuant to the stock repurchase program, the Company sells put warrants that entitle the holder of each warrant to sell to the Company, generally by physical delivery, one share of the Company’s Common Stock at a specified price. During the nine months ended September 30, 2002, the Company sold 1,350,000 put warrants at an average strike price of $11.61 and received premium proceeds of approximately $2.1 million. As of September 30, 2002, 600,000 put warrants were outstanding, with exercise prices ranging from $5.97 to $6.06, which expire on various dates during November 2002. As of September 30, 2002, the Company has a total potential repurchase obligation of approximately $3.6 million associated with outstanding put warrants, which is classified as a put warrant obligation in the accompanying condensed consolidated balance sheet. The outstanding put warrants classified as a put warrant obligation on the condensed consolidated balance sheet will be reclassified to stockholders’ equity when each warrant is exercised or when it expires. Under the terms of certain put warrant agreements, the Company must maintain certain levels of cash and investments balances. As of September 30, 2002, the Company was in compliance with the required levels.

Additionally, pursuant to the Company’s stock repurchase program, during the third quarter of 2002, the Company entered into an agreement with a large financial institution in a private transaction to purchase up to 4.5 million                     shares of the Company’s Common Stock at various times through February 2003. Pursuant to the terms of the agreement, $25 million was paid to this institution during the third quarter of 2002. The ultimate number of shares repurchased will depend on market conditions. During the three months ended September 30, 2002, the Company received 1,072,130 shares under this agreement with a total value of $5.9 million.

During August 2002, the Company entered into a private structured stock repurchase transaction with a large financial institution. Under the terms of the agreement and in exchange for an up front payment of $25 million, the

Company will receive approximately 4.8 million shares of its Common Stock or a predetermined cash amount at the expiration of the arrangement in December 2002. The form of settlement at maturity of the transaction will be dependent upon the closing market price of the Company’s Common Stock at maturity.

During the nine months ended September 30, 2002 and 2001, the Company expended an aggregate amount of $146.0 million and $143.9 million, respectively, net of put warrant premiums received, under all stock repurchase transactions.

During 2002 and 2001, the Company took actions to consolidate certain of its offices, including the exit of certain leased office space and the abandonment of certain leasehold improvements. Lease obligations related to these existing operating leases continue to October 2006 with a total remaining obligation of approximately $21.1 million, of which $5.1 million, net of anticipated sublease income, was accrued for as of September 30, 2002, and is reflected in accrued expenses in the accompanying condensed consolidated financial statements. In calculating this accrual, the Company made estimates, based on market information, including the estimated vacancy periods and sublease rates and opportunities. If actual circumstances prove to be materially worse than management has estimated, the total charges for these vacant facilities could be significantly higher.

During the nine months ended September 30, 2002 and 2001, significant portions of the Company’s cash inflows were generated by operations. Although the Company believes existing cash and investments together with cash flow expected from operations will be sufficient to meet operating and capital expenditures requirements through the next twelve months, future operating results and expected cash flow from operations may vary if the Company experiences a decrease in customer demand or a decrease in customer acceptance of future product offerings. The Company may from time to time seek to raise additional funds through public or private offerings of debt or equity securities. There can be no guarantee that such financings will be available when needed or desired or that, if available, such financings will be at terms favorable to the Company or its stockholders. The Company continues to search for suitable acquisition candidates and may acquire or make investments in companies it believes are related to its strategic objectives. Such investments may reduce the Company’s available working capital.

Certain Factors Which May Affect Future Results

The Company’s operating results and financial condition have varied in the past and may in the future vary significantly depending on a number of factors. From time to time, information provided by the Company or statements made by its employees may contain “forward-looking” information that involves risks and uncertainties. In particular, statements contained in this Form 10-Q, and in the documents incorporated by reference into this Form 10-Q, that are not historical facts, including, but not limited to statements concerning new products, product development, deferred revenues, the Microsoft source code license agreement, economic and market conditions, revenue recognition, growth of revenues, product concentration, market competition, strategic relationships, investments in foreign operations and markets, reinvestment of foreign earnings, gross margins, goodwill, intangible assets, impairment charges, amortization, reserves, in-process research and development valuation, foreign currency hedging transactions, interest income, anticipated operating and capital expenditure requirements, reductions in operating expenses, expense related to workforce reductions, leasing and subleasing activities, acquisitions, debt redemption obligations, stock repurchases, investment transactions, litigation matters, intellectual property matters, distribution channels, packaged product inventories, stock price, trading plans and potential debt or equity financings constitute forward-looking statements and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are neither promises nor guarantees. The Company’s actual results of operations and financial condition have varied and may in the future vary significantly from those stated in any forward-looking statements. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Form 10-Q, in the documents incorporated by reference into this Form 10-Q or presented elsewhere by management from time to time. Such factors, among others, may have a material adverse effect upon the Company’s business, results of operations and financial condition.

Reliance Upon Strategic Relationship With Microsoft

Microsoft is the leading provider of desktop operating systems. The Company depends upon the license of key technology from Microsoft, including certain source and object code licenses and technical support. The Microsoft Development Agreement expired in May 2002. In May 2002, the Company signed an agreement with Microsoft to formalize continued access to Microsoft Windows Server source code. Under this agreement, the Company will have access to source code for current and future Microsoft server operating systems, including access to terminal services source code during the three year term of the agreement. The Company’s relationship with Microsoft is subject to the following risks and uncertainties, which individually, or in the aggregate, could cause a material adverse effect in the Company’s business, results of operations and financial condition:

•	Competition with Microsoft. Microsoft Windows NT Server, Terminal Server Edition, Microsoft Windows 2000 Server, Windows XP and Windows. Net Server (collectively “Windows Server Operating Systems”) are, and future product offerings by Microsoft may be, competitive with the Company’s current MetaFrame and NFuse products, and any future product offerings by the Company. Additionally, Microsoft includes as a component in certain Windows Server Operating systems, its Remote Desktop Protocol (“RDP”), which has certain of the capabilities of the Company’s ICA® protocol, and may offer customers a competitive solution.

•	Dependence on Microsoft for Commercialization. The Company’s ability to successfully commercialize certain of its MetaFrame and NFuse Elite products depends on Microsoft’s ability to market Windows Server Operating Systems products. The Company does not have control over Microsoft’s distributors and resellers and, to the Company’s knowledge, Microsoft’s distributors and resellers are not obligated to purchase products from Microsoft. Additionally, there may be delays in the release and shipment of future versions of Windows Server Operating Systems.

•	Termination of Microsoft Development Agreement Obligations. Microsoft may now change its Windows Server Operating Systems to render them inoperable with the Company’s MetaFrame product offerings. Further, Microsoft may help third parties compete with the Company’s MetaFrame products. Finally, future product offerings by Microsoft may not provide for interoperability with the Company’s products. The lack of interoperability between present or future Microsoft products and the Company’s products could cause a material adverse effect on the Company’s business, results of operations and financial condition.

•	Termination of the Microsoft Source Licensing Agreement. Microsoft may terminate the current agreement before the expiration of the three-year term for breach and upon a change of control of the Company.

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

Maintenance of Growth Rate and Fluctuations in Revenue

The Company’s revenue growth rate in 2002 is not expected to approach the levels attained in recent years. The Company’s growth during recent years is largely attributable to the introduction of the MetaFrame application for Windows operating systems in mid-1998. There can be no assurance that the markets in which the Company operates, including the application server market and the portal software products market, will grow.

In addition, to the extent revenue grows, if at all, the Company believes that its cost of revenues and certain operating expenses will also increase. The Company has recently taken actions to reduce operating expenses commencing in the fourth quarter of 2002. There can be no assurances that the Company’s operating expenses will be lower than estimated or actual revenues in any given quarter. If the Company experiences a shortfall in revenue in any given quarter, the Company probably will not be able to further reduce operating expenses quickly in response. Therefore, any significant shortfall in revenue could have an immediate adverse effect on the Company’s results of operations for that quarter.

Due to the fixed nature of a significant portion of the Company’s expenses, together with the Company’s current expectation concerning revenue growth, the Company’s income from operations and cash flows from operating and investing activities may be lower than in recent years.

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

Furthermore, at September 30, 2002, the Company had unamortized identified intangibles with estimable useful lives in the amount of $28.6 million, net, of which $26.9 million consists of product and core technology purchased by the Company in its acquisition of Sequoia. The Company currently intends to commercialize such technology through its new access portal server line of products that includes NFuse Elite. If the Company’s new access portal server line of products is not accepted by the Company’s channel and strategic partners, customers or prospective customers, the Company may determine that the value of such purchased technology is impaired and may be required to take a related charge to earnings. Such a charge to earnings could result in a material adverse effect on the Company’s results of operations.

New Products and Technological Change

The markets for the Company’s products are characterized by:

•	rapid technological change;

•	evolving industry standards;

•	fluctuations in customer demand;

•	changes in end-customer requirements; and

•	frequent new product introductions and enhancements.

These market characteristics will require the Company to continually enhance its current products and develop and introduce new products to keep pace with technological developments and respond to evolving end-customer requirements. As is common in the computer software industry, the Company may experience delays in the introduction of new products. Moreover, the Company may experience delays in market acceptance of any new products or new releases of its current products. Additionally, the Company and others may announce new product enhancements or technologies that could replace or shorten the life cycle of the Company’s existing product offerings. For example, there can be no guarantee that the Company’s new access portal server product, NFuse® Elite, will be accepted by the Company’s channel and strategic partners, customers or prospective customers. There can be no assurance that the Company will be able to respond effectively to technological changes or new product announcements by others. If the Company experiences material delays or sales shortfalls with respect to new products or new releases of its current products, such delays and shortfalls could have a material adverse effect on the Company’s business, results of operations and financial condition.

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

Risks Associated with Synthetic Lease

In April 2002, the Company entered into a synthetic lease arrangement with a substantive lessor with an initial term of seven years related to the Company’s headquarters office buildings in Fort Lauderdale, Florida. The arrangement qualifies for operating lease accounting treatment under SFAS No. 13, “Accounting for Leases,” and, as such, neither the property nor the lease debt is included on the Company’s condensed consolidated balance sheet. If proposals currently under consideration by accounting standards organizations and governmental authorities are adopted, the Company may be required to include the property and the lease debt in its financial statements and as a result would incur additional depreciation expenses. The arrangement is subject to a covenant that the Company maintain a pledged balance of approximately $63 million in cash and/or investment securities with an affiliate of the lessor, serving as collateral agent in the arrangement. The Company maintains the ability to manage the composition of the pledged investments and accordingly, these securities are not reflected as restricted investments in the accompanying condensed consolidated balance sheets. If the Company defaults on its commitments under the synthetic lease arrangement and is unable to remedy the default in a timely manner, the lessor may use the pledged assets to affect a transfer of the ownership of the real estate to the Company. At any time during the lease term, upon a thirty-day written notice, the Company may purchase the property for the outstanding loan balance. If the Company purchases the property, it will be required to add the property to its consolidated balance sheet. At any time during the lease term, the Company also has the option to re-lease the property or remarket the property for sale to a third party. If the Company remarkets the property for sale to a third party, the Company could be required to find alternate headquarter facilities on terms that may not be as favorable as the current arrangement. If the Company elects not to purchase the property at the end of the lease term, the Company has guaranteed a minimum residual value of approximately $51.9 million. Therefore, if the fair value of the property were to significantly decline either during the term of the lease or at the end of the lease term, such a decline could have a material adverse effect on the Company’s results of operations and financial condition. For further information on the Company’s synthetic lease, please refer to “Liquidity and Capital Resources” and Note 11 of the Company’s Notes to condensed consolidated financial statements.

Competition

The markets in which the Company competes are intensely competitive. Certain of its competitors and potential competitors, including Microsoft, IBM and Sun Microsystems, have significantly greater financial, technical, sales and marketing and other resources than the Company. The announcement of the release and the actual release of products competitive with the Company’s existing and future product lines, such as Windows Server Operating Systems and related enhancements, could cause existing and potential customers of the Company to postpone or cancel plans to license the Company’s products. This would adversely impact the Company’s business, operating results and financial condition. Further, the Company’s ability to market the MetaFrame products, the NFuse Elite access portal products and other future product offerings may be affected by Microsoft’s licensing and pricing scheme for client devices, which attach to Windows Server Operating Systems and utilize the Company’s products.

In addition, alternative products exist for Web applications in the Internet software market that directly or indirectly compete with the Company’s current products and anticipated future product offerings. Existing or new products that extend Internet software to provide web-based information access or interactive computing (including but not limited to, Microsoft products) can materially impact the Company’s ability to sell its products in this market. As markets for the Company’s products continue to develop, additional companies, including companies with significant market presence in the computer hardware, software and networking industries may enter the markets in which the Company competes and further intensify competition. Competitors in this market include Microsoft, ORACLE, Sun Microsystems, and other makers of Web application server software. Finally, although the Company believes that price has historically been a less significant competitive factor than product performance, reliability and functionality, the Company believes that price competition may become more significant in the future. The Company may not be able to maintain its historic prices and margins, and any inability to do so could adversely affect its business, results of operations and financial condition.

Dependence Upon Strategic Relationships

In addition to its relationship with Microsoft, the Company has strategic relationships with IBM, Hewlett-Packard and others. The Company depends upon its strategic partners to successfully test, integrate with and/or incorporate the Company’s technology into their product offerings. If the Company is unable to maintain its current strategic relationships or develop additional strategic relationships, or if any of its key strategic partners are unsuccessful at incorporating the Company’s technology into their products or marketing or selling such products, the Company’s business, operating results and financial condition could be materially adversely affected.

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

Need to Leverage and Diversify Channels of Distribution

The Company intends to leverage its relationships with hardware and software vendors and system integrators to encourage them to recommend or distribute the Company’s products. In addition, an integral part of the Company’s strategy is to diversify its base of partners by adding more partners with abilities to reach larger enterprise customers, as well as expanding our sales and service coverage of these customers. In addition to this diversification of our base, the Company intends to maintain its healthy mix of partners who cater to smaller transaction sales activities across our customer base, adding and removing partners as needed to maintain customer satisfaction and a steady adoption rate of our products. The Company is currently investing, and intends to continue to invest, significant resources to develop these channels, which could reduce the Company’s profits.

Reliance Upon Indirect Distribution Channels and Major Distributors

The Company relies significantly on independent distributors and resellers for the marketing and distribution of its products. The Company does not control its distributors and resellers. Additionally, the Company’s distributors and resellers are not obligated to purchase products from the Company and may also represent other lines of products. Certain of the Company’s distributors and resellers maintain inventories of the Company’s packaged products for resale to the Company’s smaller end-user customers. In the quarter ended September 30, 2002, the Company believes that the level of packaged product inventories held by its distributors and resellers declined as compared to inventory levels held by its distributors and resellers in recent quarters. In the near term, the Company does not anticipate further reductions in packaged product inventory held by its distributors.

Further, the Company may maintain individually significant accounts receivable balances with certain distributors. For example, one such distributor accounted for approximately 8% and 14% of gross accounts receivable as of September 30, 2002 and December 2001, respectively. If the financial condition of such distributors deteriorates and such distributors significantly delay or default on their payment obligations, such delays or defaults could result in a material adverse effect on the Company’s business, results of operations and financial condition.

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

New Licensing Models

The Company continually re-evaluates its licensing programs, including specific license models, delivery methods terms and conditions, to market its current and future products and services. The Company may implement new programs, including offering specified and unspecified enhancements to its current and future product lines. The Company may recognize revenues associated with such enhancements after the initial shipment or licensing of the software product or over the product’s life cycle. On October 1, 2002, the Company implemented a new licensing model known as Citrix “Easy Licensing.” The Company may implement a different licensing model, in certain circumstances, which would result in the recognition of licensing fees over a longer period, which may result in decreasing revenue. The timing of the implementation of such programs, the timing of the release of such enhancements and other factors may impact the timing of the Company’s recognition of revenues and related expenses associated with its products, related enhancements and services and could adversely affect the Company’s business and operating results.

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

Continued Market Acceptance of ICA Protocol

Historically, the Company’s success in the markets in which it competes depended on its ability to make the ICA protocol a widely accepted standard for supporting Windows and UNIX applications. Microsoft includes as a component of Windows Server Operating Systems its Remote Desktop Protocol (“RDP”), which has certain of the capabilities of the Company’s ICA protocol and offers customers an alternative to the Company’s ICA protocol. The Company’s ICA protocol, however, offers customers more enhanced performance, scalability, reliability and features than RDP. ICA’s superior functionality allows customers to maximize the value of the Company’s MetaFrame and NFuse Elite Solutions. Broad market acceptance of the Company’s ICA protocol, therefore, is important to the Company because its market acceptance enables the Company to provide to its customers superior product solutions. If ICA no longer offered enhanced performance as compared to RDP, or if customers fail to perceive sufficient value in the high quality of the Company’s solutions accessed through ICA, the Company’s business, results of operations and financial condition could be materially adversely affected.

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

Management of Operations and Higher Operating Expenses

The Company has historically experienced rapid growth in the scope of its operations, the number of its employees and the geographic area of its operations. In addition, the Company has completed certain domestic and international acquisitions. Such growth and assimilation of acquired operations and personnel of such acquired companies placed and may continue to place a significant strain on the Company’s managerial, operational and financial resources. To manage its future growth effectively, the Company must continue to implement and improve additional management and financial systems and controls. The Company believes that it has made adequate allowances for the costs and risks associated with its prior expansions. However, its systems, procedures or controls may not be adequate to support its future operations. In addition, the Company may not be able to effectively manage its current scope of operations or future growth and still achieve the rapid execution necessary to fully exploit the market opportunity for its products and services in a timely and cost-effective manner. The Company’s future operating results will also depend on its ability to manage an expanding product line, manage its sales and marketing organizations and manage its support organization commensurate with the increasing base of its installed product.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In April 2002, the Company entered into a synthetic lease arrangement with a substantive lessor totaling approximately $61 million related to office space utilized for its corporate headquarters. Payments under this arrangement are indexed to a variable interest rate (LIBOR plus a margin). Based upon the Company’s interest rate exposure under this arrangement at September 30, 2002, a 100 basis point change in the current interest rate would have an immaterial effect on the Company’s financial position and results of operations. In addition to interest rate exposure, if the fair value of the Company’s headquarters building in Fort Lauderdale, Florida were to significantly decline, there may be a material adverse effect on the Company’s results of operations and financial condition.

The Company is also exposed to other financial market risks including changes in interest rates and foreign currency exchange rates, which may adversely affect its results of operations or financial condition. The Company’s exposure to these market risks at September 30, 2002, except as discussed above, are not significantly different from those discussed in “Part II, Item 7A – Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. Also, refer to “Note 7 — Derivative Financial Instruments,” of this Form 10-Q for additional discussion regarding the Company’s market risks and its accounting for derivatives.

ITEM 4. CONTROLS AND PROCEDURES

As of a date (the “Evaluation Date”) within ninety days prior to the filing date of this Quarterly Report on Form 10-Q, the Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Vice President Finance and Acting Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Vice President Finance and Acting Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in ensuring that material information relating to the Company (including its consolidated subsidiaries) required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and the Company’s Vice President Finance and Acting Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There were no significant changes in the Company’s internal controls or, to the knowledge of the Company, in other factors that could significantly affect the Company’s internal controls subsequent to the Evaluation Date.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In February 2002, a stockholder filed a complaint (the “Complaint”) in the Court of Chancery of the State of Delaware against the Company and certain of its current and former officers and directors. The Complaint purports to state a direct claim on behalf of a putative class of stockholders and a derivative claim nominally on behalf of the Company for breach of fiduciary duty based on the Company’s alleged failure to disclose all material information concerning the Company’s business and operations in connection with a proposal to be voted on at the Company’s annual meeting of stockholders in May 2000. The Complaint asserts claims similar to those alleged by such stockholder in a suit that was filed in September 2000, and subsequently voluntarily dismissed without prejudice in July 2001. The Complaint seeks compensatory damages, rescission of the Company’s 2000 Director and Officer Stock Option and Incentive Plan, and other related relief. The Company moved to dismiss the Complaint. The Company’s motion to dismiss was granted in part, and denied in part. The Company believes the plaintiff’s claims lack merit; however, the Company is unable to determine the ultimate outcome of this matter and intends to vigorously defend it.

In addition, the Company is a defendant in various matters of litigation generally arising out of the normal course of business. Although it is difficult to predict the ultimate outcome of these cases, management believes, based on discussions with counsel, that any ultimate liability would not materially affect the Company’s financial position, result of operations or cash flows.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

Exhibit No.	Description

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

(b) There were no reports on Form 8-K filed by the Company during the third quarter of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 12th day of November, 2002.

CITRIX SYSTEMS, INC

By: /s/ DAVID URBANI

David Urbani Acting Chief Financial Officer and Vice-President Finance, Treasurer and Assistant Secretary (Authorized Officer and Principal Financial Officer)

CERTIFICATIONS

I, Mark B. Templeton, certify that:

     1.     I have reviewed this quarterly report on Form 10-Q of Citrix Systems, Inc.;

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b. evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 12, 2002

/s/ Mark B. Templeton

Mark B. Templeton Chief Executive Officer (Principal Executive Officer)

CERTIFICATIONS

I, David D. Urbani, certify that:

     1.     I have reviewed this quarterly report on Form 10-Q of Citrix Systems, Inc.;

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b. evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 12, 2002

/s/ David D. Urbani

David D. Urbani Acting Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002