Form 10-K
period 2002-12-31
CITRIX SYSTEMS INC
filed 2003-03-24
CIK 877890

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from to

Commission File Number 0-27084

CITRIX SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	75-2275152
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
851 West Cypress Creek Road Fort Lauderdale, Florida (Address of principal executive offices)	33309 (Zip Code)

Registrant’s telephone number, including area code:

(954) 267-3000

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 Par Value

(Title of class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐

      The aggregate market value of Common Stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (based on the last reported sale price on The Nasdaq National Market as of such date) was $1,071,867,321. As of March 7, 2003 there were 164,990,942 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      The information required pursuant to Part III of this report is incorporated by reference from the Company’s definitive proxy statement, relating to the annual meeting of stockholders to be held in May 2003, pursuant to Regulation 14A to be filed with the Securities and Exchange Commission.

ITEM 1.     BUSINESS

General

      Citrix Systems, Inc. (“Citrix” or the “Company”), a Delaware corporation founded on April 17, 1989, is a leading supplier of access infrastructure software and services that enable the effective and efficient enterprise-wide deployment and management of applications and information, including those designed for Microsoft® Windows® operating systems, for UNIX® operating systems, such as Sun SolarisTM, HP-UX or IBM® AIX® (collectively “UNIX operating systems”) and for Web-based information systems. The Company’s MetaFrame® products permit organizations to provide secure access to Windows based, Web-based and UNIX applications without regard to location, network connection, or type of client hardware platforms. The Company markets and licenses its products through multiple channels such as value-added resellers, distributors, system integrators and independent software vendors, managed by the Company’s worldwide sales force. The Company also promotes its products through relationships with a wide variety of industry participants, including Microsoft Corporation (“Microsoft”).

The Business Need for Simplified Access to Information

      Globalization, increasing worker mobility and computing devices and the expectation of “instant” results set by the Internet have made it vital for businesses to supply users with fast, simple and secure access to information and applications so that they can work effectively from anywhere, on any type of device or network connection. However, enterprises face significant roadblocks to access, especially complexities and incompatibilities among computing platforms and infrastructures, applications and communications protocols. Demand has increased for systems that offer users a standard, consistent interface on any device, fast transmission of data over a variety of networks, and the ability to deliver applications and information securely to local and remote users over public networks, especially the Internet. Some of the challenges to true virtual access are:

•	Mixed Application Environments. Many businesses today use a mix of application platforms, making it difficult to deploy applications and information to all users. For example, deploying both UNIX and Windows applications to a user may require separate devices or emulation software.

•	Mixed Device Environments. The growing popularity of wireless and diverse information appliances is adding to the wide array of client devices used in many enterprises. Such a mix of devices can cause accessibility and support problems.

•	Remote Users. The diversity of network connection types, protocols and transmission speeds limits the ability of organizations to deploy Windows, UNIX, Java™ and Web-based applications on a cost-effective and efficient basis to remote users such as mobile workers, telecommuters and branch office personnel.

•	Extended Enterprise. The extension of enterprise information systems to external users, such as suppliers, distributors and customers, creates application deployment issues that are outside the control of information systems managers. These include the quality, performance and security of the network connection, the client platform involved and the technical expertise of the external user.

•	Internet and e-Business Initiatives. With the global adoption of the Internet and the drive to e-business, organizations need solutions for Web-enabling existing business applications without the time and cost required for re-engineering so they can be quickly included in corporate portals, intranets, extranets, and e-business infrastructures.

•	Security. Delivering sensitive business information to remote users, especially over the Internet, raises concerns about protecting data and ensuring privacy.

Enabling “The On-Demand Enterprise”

      Citrix aims to address these challenges by enabling any number of people, from anywhere in the world, using any kind of computing device, over any network connection, to access the on-demand enterprise.

Citrix access infrastructure software enables workers to find, organize and interactively work with business applications and information securely from virtually anywhere. At the same time, Citrix access infrastructure software enables corporate information technology (“IT”) teams to centrally provide, manage and support secure access to applications, including those designed for Windows, Web and UNIX operating systems, while monitoring service quality, measuring resource usage and controlling access. Citrix® products and services enable enterprise resources to be efficiently and securely available “on demand” across the Internet, intranets, extranets, wide area networks, local area networks and wireless networks to remote and mobile employees.

      Citrix access infrastructure software enables organizations to reduce the costs of corporate computing, increase employee productivity, gain flexibility to technological change within their data centers, improve resilience to business interruption and gain greater control over the quality of enterprise IT services.

The Citrix® Software Suite For Enterprise Resource Access

      Citrix’s strategy is to provide an integrated suite of technologies, products and services that allow customers to achieve the following business solutions for enterprise resource access:

•	Remote Office Connectivity. Citrix provides users in remote offices with what they need for maximum productivity: full-featured access to virtually any application, quickly and with no compromise to the user experience, and with consistent and reliable performance. Citrix’s scalable server-based architecture allows instant delivery of enterprise applications, which means new application or user provisioning that once took weeks can now be completed in minutes. Companies can leverage existing IT investments and extend their existing computing environments to offices nearly anywhere. And because control is server-based, applications can be delivered and managed with speed, ease, and confidence from a single reliable point.

•	Application Deployment. Citrix provides a server-based system to streamline application delivery, consolidate key corporate data and reduce the time and resources required to deploy, implement and manage a full range of business applications — from enterprise resource planning and customer resource management to office productivity software. Updates to client code occur on a centralized server, reducing the impact on users and IT staff when market pressures force business processes to change. New users and acquired companies can be quickly added to the application user base, leading to near-immediate access and productivity. This solution Web-enables any existing Windows or UNIX applications, makes Web-based applications more efficient and easier to manage, and can offer substantial savings and improvements in security and stability.

•	Workforce Mobility. Citrix access infrastructure software and services enhance workforce productivity by allowing virtually “any location, any device, any network” connectivity to full-featured enterprise applications and information without the need to download data provided minimum system and network requirements are met. With Citrix workforce mobility solutions, mobile professionals can access the same feature-rich software as their colleagues at headquarters. IT staffs gain the ability to centrally add and more easily support new users and applications as needs change. And corporate leaders appreciate the cost effectiveness of enhanced performance and security provided by a system in which applications and data reside safely on a centrally managed server with only mouse clicks and screen refreshes crossing the network.

•	Business Continuity. Citrix access infrastructure software and services are designed to deliver uninterrupted access to enterprise applications across servers when a sudden information system interruption occurs. Citrix provides a vital component of a complete business continuity solution that can reduce the impact of natural, accidental, or man-made disruptions to the business by securely delivering critical applications and information from a fail-over data center not affected by the interruption. Files and applications are stored and managed centrally, giving users fast, easy and secure Web-based access to the resources they need and freeing IT staffs to focus on restoring corporate systems rather than reinstalling individual desktops. Citrix technology can preserve employees’ ability to access corporate information from alternative locations, enabling the organization to conduct business without significant interruption.

Citrix Technology

      Citrix products are based on a full range of industry-standard technologies. In addition, some Citrix products also include the Company’s proprietary technologies known as the Independent Computing Architecture (“ICA”) protocol, which allows an application’s graphical user interface to be displayed on virtually any client device while the application logic is executed on a central server. Because the ICA® protocol moves client-based application processing to the server, this approach enables centralized management of applications, users, servers, licenses and other system components for greater efficiency and lower cost.

      The Company’s ICA® technology also minimizes the amount of data traveling across a user’s network as only encrypted screen refreshes, keystrokes and mouse clicks are transported to and from the client device. This increases remote access security, improves application performance and allows even wireless access to the latest, most powerful applications and information.

      The Citrix products are also based on the industry-standard Extensible Markup Language (“XML”). Leveraging XML assures open systems interaction for customers regardless of data source or platform. And by supporting XML, which is the standard for future Web services-based applications, Citrix helps customers get from the client/server world of today to the Web services environments of tomorrow.

Citrix Products

      The Company’s products are marketed under the Citrix MetaFrame® brand and include MetaFrame 1.8 for Windows Terminal Server and the MetaFrame XP™ presentation servers and the MetaFrame Secure Access Manager. Citrix MetaFrame products run primarily on Microsoft Windows server operating systems. The Company also provides a MetaFrame presentation server that runs on UNIX operating systems. This suite of infrastructure software and services enable organizations to better deploy, manage and access applications across the extended enterprise to a variety of client devices, operating platforms or network connections.

      The MetaFrame software suite includes two products that work together and can also be used separately. These products are licensed with software subscription, or Citrix Subscription AdvantageTM, offering customers all updates, when and if they become available during the first year of their license.

•	MetaFrame Presentation Servers. Citrix MetaFrame presentation servers are available for both Windows based applications and UNIX based applications. The MetaFrame XP presentation servers for Windows based products are optimized for Windows NT®, Windows 2000 and Windows XP applications. These servers are designed to support large-scale implementations with as many as 100,000 users on 1,000 or more servers. MetaFrame XP presentation server for Windows is offered in three editions — MetaFrame XPs, MetaFrame XPa and MetaFrame XPe. Each edition is tailored to specific customer needs and computing environments.

•	Citrix MetaFrame Secure Access Manager. Introduced in June 2002 as NFuse® Elite, Citrix MetaFrame Secure Access Manager is based on technology acquired from Sequoia Software Corporation in April 2001. Citrix MetaFrame Secure Access Manager provides secure, single-point access over the Web to a wide range of internal and external information resources including applications, data resources, documents, Web content and services. With a powerful set of easy-to-use, wizard-driven configuration tools, information technology administrators can enable browser-based access to the entire enterprise — personalized to each user’s needs, with secure connectivity over the Web.

•	Citrix Subscription Advantage. To provide customers with the easiest and most convenient way to keep their Citrix software current, the Company markets software under the Citrix Subscription Advantage brand for an additional fee. Citrix Subscription Advantage is the Company’s terminology for post-contract support (“PCS”). Citrix Subscription Advantage is an annual, renewable program that provides subscribers with automatic delivery of software upgrades, enhancements and maintenance releases when and if they become available during the term of their subscription.

      Collectively, these products accounted for approximately 89%, 86%, and 85% of the Company’s net revenues in 2002, 2001, and 2000, respectively.

Citrix® Services

      Citrix provides a portfolio of technical services designed to allow the Company’s end-customers and entities with which it has a technology relationship to maximize the value of Citrix access infrastructure software. These services are available as a feature of the Company’s business-development program and are available for additional fees to end-customers.

•	Citrix Consulting ServicesTM (“CCS”). The objective of CCS is to help ensure the successful implementation of Citrix technologies. Tested methodologies, certified professionals and best practices developed from real-world experience allow CCS to provide expert guidance and support to our partners and customers to maximize the effectiveness of their total application server computing environment.

•	Citrix Technical Support Services. To accommodate the unique ongoing support needs of customers, preferred support services are specifically designed to address the variety of challenges facing application server software environments. Citrix offers five support-level options, global coverage and personalized relations management.

•	Product Training & Certification. A series of courses are designed to allow customers and channel members to learn new skills and effective strategies to help plan, implement and administer Citrix products. Students may attend courses at one of over 300 Citrix Authorized Learning CentersTM (“CALC”) worldwide.

      Services revenue accounted for approximately 8% of the Company’s net revenues in 2002 and 7% in 2001 and 2000.

Citrix Customers

      Citrix’s primary target markets for its current products and services are large and medium-sized organizations in commercial, government and education sectors. Currently, Citrix has more than 120,000 customers worldwide, including 100% of the Fortune 100, 95% of the Fortune 500 and 95% of the Financial Times FT Europe 100. During 2002, Citrix’s enterprise customers included U.S. Department of Health and Human Services, Deutsche Telecom, Banco Bilbao Vizcaya Argentaris, Swiss Federal Railways, Deutsche Angestellten Krankenkasse and Ministry of Finance of the State of North Rhine Westphalia.

      The Company’s software licenses are generally perpetual and are offered in both “shrink wrapped” and electronic-based forms. The Company distributes its software using various formats including traditional “boxed” packages for small projects and customers, and electronically downloaded formats for its large projects and customers.

      For medium to large-sized projects, which typically consist of large “multi-server” environments, the Company offers electronic volume-based licensing programs. These programs provide for volume-based licensing that allow usage of the Company’s products both on a department or enterprise-wide basis. These licenses include electronically delivered “software activation keys” that enable feature configuration ordered by the customer. Depending on the license type and customer preference, the software media is delivered by a channel distributor or directly by the Company. The Company has invested, and continues to invest, in large-account relationship professionals, license fulfillment channels and entities with which we have service-oriented system integration relationships to assist these larger customers with broader usage of the Company’s software infrastructure.

      These large-account selling investments have contributed to an increase in sales of MetaFrame software under these electronically delivered volume-based licensing arrangements in 2002 as compared to 2001. For the years ended December 31, 2002 and 2001, sales under volume-based licensing arrangements constituted

39% and 27%, respectively, of product sales, a portion of which has been deferred. The Company plans to hire additional end-customer sales professionals to increase its marketing efforts aimed at large corporate accounts.

Technology Relationships

      The Company has entered into a number of technology relationships to develop customer markets for its products, broaden the use of the ICA protocol as an emerging industry standard technology for distributed Windows and non Windows applications and to accelerate the development of its existing and future product lines.

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

      In May 1997, the Company entered into a five-year joint license, development and marketing agreement with Microsoft, (as amended, the “Microsoft Development Agreement”), pursuant to which the Company licensed its multi-user Windows NT extensions to Microsoft for inclusion in future versions of Windows NT server software. Pursuant to the Microsoft Development Agreement, the Company’s multi-user Windows NT extensions technology was incorporated into Microsoft’s NT Terminal Server, which was released in July 1998, and Windows 2000 Server, which was released in February 2000. Additionally, Microsoft agreed to endorse only the Company’s ICA protocol as the preferred way to provide multi-user Windows access for devices other than Windows client devices, an obligation that expired in November 1999. Since November 1999, Microsoft has been permitted to market or endorse other methods to provide multi-user Windows access to non-Windows client devices, and these methods compete with products of the Company. This agreement with Microsoft expired in May 2002. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Factors Which May Affect Future Results.”

      In May 2002, the Company signed an agreement with Microsoft to formalize continued access to Microsoft Windows Server source code. Under this agreement, the Company will have access to source code for Microsoft server operating systems from Windows 2000 Server and beyond, including access to terminal services source code, during the three-year term of the agreement. This agreement does not provide for payments to or from Microsoft.

      There can be no assurances that the Company’s agreements with Microsoft will be extended or renewed by Microsoft upon their respective expirations or that, if renewed or extended, such agreements will be on terms favorable to the Company.

      Additional Relationships. As of December 31, 2002, the Company had entered into approximately 130 ICA license agreements. Currently, more than 200 different devices incorporate Citrix ICA, ranging from Linux terminals to information appliances, such as wireless phones and handheld devices. ICA licensees include Wyse Technologies, Hewlett-Packard, Neoware, Fujitsu, Hitachi, Motorola, Samsung, Sharp, Symbol Technologies and Nokia, among others.

      In addition, the Citrix Business Alliance™ (“CBA”) is a coalition of industry-leading companies from across the IT spectrum who work with the Company to design and market complementary solutions for the Company and CBA customers. By the end of 2002, CBA membership had grown to approximately 1,200 members, including hardware, software, global and regional consulting alliances. CBA members include Microsoft, Dell, IBM, EMC2, Hewlett-Packard, Siebel Systems, PeopleSoft, SAP AG, JD Edwards, Mercury Interactive, Fujitsu, Verizon Wireless, Sprint PCS, Sun Microsystems and National Semiconductor.

Research and Development

      The Company focuses its research and development efforts on developing new products and core technologies for its markets and further enhancing the functionality, reliability, performance and flexibility of existing products. The Company solicits extensive input concerning product development from users, both directly from end-customers and indirectly through its channel distributors.

      The Company believes that its software development team and core technologies represent a significant competitive advantage for the Company. Included in the software development team is a group focused on research activities that include prototyping ways to integrate emerging technologies and standards into the Company’s product offerings, such as emerging Web services technologies and Microsoft’s new Windows Server 2003 technologies. Other groups within the software development team have expertise in XML-based software development, multi-tier Web-based application development and deployment, secure sockets layers-based (“SSL”) secure access, and application “sandbox” technologies. The software development team also includes a number of key employees who were instrumental in the release of Microsoft’s Window’s NT 4.0 Terminal Server Edition, have expertise in UNIX operating system environments (Solaris, AIX, HP-UX, and Linux), and were key members from the engineering team that developed the original version of OS/2 at IBM. During 2002, 2001 and 2000, the Company incurred research and development expenses of approximately $68.9 million, $67.7 million and $50.6 million, respectively.

Sales, Marketing and Support

      The Company markets and licenses its products through multiple channels worldwide, including value added resellers, distributors, System Integrators (“SI”s) and Independent Software Vendors (“ISV”s), managed by the Company’s worldwide sales force. The Company provides training and certification to integrators, value-added resellers and consultants for a full-range of MetaFrame-based application deployment and management solutions and services through its Citrix Solutions Network™ (“CSN”) program.

      As of December 31, 2002, the Company had relationships with approximately 100 distributors and approximately 5,200 CSN providers worldwide. A number of entities with which the Company has channel relationships provide additional end-customer sales channels for the Company’s products under either a Citrix brand or embedded in the licensee’s own software product.

      During 2002, the Company took steps to improve the effectiveness of its channel relationships. The Company plans to continue to take actions to strengthen its channel relationships, including improving channel incentive programs, eliminating non-performing channel relationships, adding new members with expertise in selling into new vertical markets and forming additional relationships with global and regional SIs and ISVs. SIs and ISVs are currently expected to become a more central part of Citrix’s strategy in the enterprise and government markets. New programs supporting each group were launched in 2002. The SI program includes members such as IBM, HP, Computer Sciences Corporation, Electronic Data Systems Corporation, Schlumberger, Siemens and Unisys. The ISV program has a strong representation across industry verticals such as healthcare, telecom, financial, manufacturing, retail and government. Vendors in the ISV program include Amdocs, Cerner, Dell, McKesson, Siemens Medical Health Solutions, Reynolds & Reynolds and ESRI.

      The Company’s sales and marketing organization actively supports its distributors and resellers. The Company’s marketing department provides training, sales event support, sales collateral, advertising, direct mail and public relations coverage to its indirect channels to aid in market development and in attracting new customers. The Company’s sales organization consists of field-based systems sales engineers and corporate sales professionals. Additional sales personnel, based in North America, Europe, Africa, Asia, Australia and South America, support these field personnel. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” and Note 12 to the Company’s Notes to Consolidated Financial Statements for information regarding the Company’s geographic segments. These additional sales personnel recruit prospective customers, provide technical advice with respect to the Company’s products and work closely with key distributors and resellers of the Company’s products. During 2002, the Company grew its end-customer sales force of sales professionals that work closely with medium and large enterprise customers to achieve the appropriate combination of relationships for licensing, integration and consulting to meet customers’ needs. These and other account penetration efforts are part of the Company’s strategy to increase the usage of Citrix software within the customer’s IT organization.

      The Company provides most of its distributors with product return rights only for the purpose of stock balancing. These transactions are estimated and provided for at the time of sale as a reduction of revenue. Stock balancing rights permit distributors to return products to the Company, subject to ordering an equal dollar amount of other Citrix products. The Company is not obligated to accept product returns from its distributors under any other conditions, unless the product item is defective in manufacture. Product items returned to the Company under the stock-balancing program must be in new, unused and unopened condition. The Company also provides most of its distributors with price protection rights. Price protection rights require that the Company grant retroactive price adjustments for inventories of Citrix products held by distributors if the Company lowers its prices for such products within a specified time period. In the event that the Company decides to reduce its prices, it will establish a reserve to cover exposure to distributor inventory. The Company has not reduced and has no current plans to reduce the prices of its products for inventory currently held by distributors or resellers.

      The majority of the Company’s service activities are related to post-sale technical support, pre- and post-sale consulting and product training services. Post-sale technical support is offered through Citrix-operated support centers located in the United States, Ireland and Australia. The Company provides technical advice to channel distributors and entities with which the Company has a technology relationship, who act as the first line of technical assistance for end-customers, in most cases. In some cases, end-customers can also choose from a Citrix-delivered fee-based support program ranging from one-time incident charges to an enterprise-level support agreement covering multiple sites and servers. In addition, the Company also provides free technical advice through on-line support systems, including its Web-based “Knowledge Center.” For pre-and post-sale consulting, Citrix Consulting Services (“CCS”), a consulting services organization, provides both exploratory and fee-based consulting services. These services include on-site systems design and implementation services targeted primarily at enterprise-level clients with complex IT environments. The CCS organization is also responsible for the development of best practice knowledge that is disseminated to businesses with which Citrix has a business relationship and end-customers through training and written documentation. Leveraging these best practices enables the Company’s integration resellers to provide more complex systems, reach new buyers within existing customer organizations and provide more sophisticated system proposals to prospective customers. Training services in selling techniques and technical expertise areas are provided through the Company’s CALC program, which includes approximately 300 of the world’s leading IT training organizations. These training programs are designed for businesses and end-customers and include courses for system administration and advanced system integration. CALCs are staffed with instructors that have been certified by Citrix and teach their students using Citrix-developed courseware.

Operations

      The Company controls all purchasing, inventory, scheduling, order processing and accounting functions related to its operations. Production, warehousing and shipping are performed both internally and by independent contractors on a purchase order basis in the United States and in Ireland, depending upon the customer’s geographic market. Master software CD-ROMs, development of user manuals, packaging designs, initial product quality control and testing are performed at the Company’s facilities. In some cases, independent contractors duplicate CD-ROMs, print documentation, and package and assemble product to the Company’s specifications. To date, the Company has not experienced any material difficulties or delays in the manufacture and assembly of its products. Internal manufacturing capabilities and independent contractors provide a redundant source of manufacture and assembly.

      The Company generally ships products upon receipt of an order. As a result, the Company does not have significant backlog at any given time, and does not consider backlog to be a significant indicator of future performance.

Competition

      The Company believes that other software companies have entered or could enter the market with solutions that involve a similar approach to the Citrix access infrastructure software. In particular, Tarantella Inc., GraphOn Corporation, Netilla Networks, Inc., and New Moon Systems, Inc. market products that claim to have functions similar to those found in Citrix MetaFrame.

      In addition, alternative products exist that directly or indirectly compete with the Company’s products and anticipated future product offerings. Existing or new products that extend Internet software to provide database access or interactive computing could materially impact the Company’s ability to sell its products in this market. Competitors in this market include Microsoft, IBM, Oracle, Sun Microsystems and other makers of Web-application software. As markets for the Company’s products continue to develop, additional companies, including companies with significant market presence in the computer hardware, software and networking industries could enter the markets in which the Company competes and further intensify competition. These competitors and other potential competitors often have significantly greater financial, technical, sales, marketing, support and other resources than the Company. There can be no assurance that the Company will be able to establish and maintain a market position in the face of increased competition. Additionally, price competition could become more significant in the future; although the Company believes that price has historically been a less significant competitive factor than product performance, reliability and functionality. The Company may not be able to maintain its historic prices, which could adversely affect the Company’s business, results of operations and financial condition.

      See “— Technology Relationships” and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations — Certain Factors Which May Affect Future Results.” The announcement of the release, and the actual release, of products competitive to the Company’s existing and future product lines, could cause existing and potential customers of the Company to postpone or cancel plans to license certain of the Company’s existing and future product offerings, which would adversely impact the Company’s business, results of operations and financial condition.

Proprietary Technology

      The Company’s success is dependent upon certain proprietary technologies and core intellectual property. The Company has been awarded a number of domestic and foreign patents and has a number of pending patent applications in the United States and foreign countries. The Company’s technology is also protected under copyright laws. However, patent protection and existing copyright laws afford only limited protection for the Company’s technology. In addition, the laws of some foreign countries do not protect the Company’s proprietary rights to the same extent, as do the laws of the United States. Accordingly, the Company also relies on trade secret protection and confidentiality and proprietary information agreements to protect its proprietary technology. The Company has trademarks or registered trademarks in the United States and other countries, including Citrix(R), ICA(R), MetaFrame(R), MetaFrameXPTM and the Citrix(R) logo. The loss of any material trade secret, trademark, trade name or copyright could have a material adverse effect on the Company. There can be no assurance that the Company’s efforts to protect its proprietary technology rights will be successful. Despite the Company’s precautions, it could be possible for unauthorized third parties to copy certain portions of the Company’s products or to obtain and use information that the Company regards as proprietary. A significant portion of the Company’s sales is derived from the licensing of Company packaged products under “shrink wrap” and “click-to-accept” electronic license agreements that are not signed by licensees and volume-based licensing agreements that are delivered electronically, all of which could be unenforceable under the laws of many jurisdictions in which the Company licenses its products. Additionally, third parties have asserted infringement claims against the Company and, as the number of products and competitors in its industry segments increases and the functionality of these products overlap, the Company could become increasingly subject to infringement claims. Companies and inventors are more frequently seeking to patent software and business methods because of developments in the law that could extend the ability to obtain such patents. As a result, the Company could receive more patent infringement claims. Responding to any infringement claim, regardless of its validity, could result in costly litigation or require the Company to obtain a license to intellectual property rights of those third parties. Licenses may not be available on reasonable terms or at all. In addition, attention to these claims could divert management’s time and attention from developing the Company’s business. Although the Company does not believe that its products infringe on the rights of third parties, if a successful claim is made against the Company and the Company fails to develop or license a substitute technology, the Company’s business, results of operations, financial condition or cash flows could be materially adversely affected.

      While the Company’s competitive position could be affected by its ability to protect its proprietary information, the Company believes that because of the rapid pace of technological change in the industry, factors such as the technical expertise, knowledge and innovative skill of the Company’s management and technical personnel, its technology relationships, name recognition, the timeliness and quality of support services provided by the Company and its ability to rapidly develop, enhance and market software products could be more significant in maintaining the Company’s competitive position. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Factors Which May Affect Future Results.”

Available Information

      The Company’s Internet address is http://www.citrix.com. The Company makes available, free of charge, on or through the Company’s Internet website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statement on Form DEF 14A and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

Employees

      As of December 31, 2002, the Company had approximately 1,670 employees. The Company believes its relations with employees are good. The Company’s relations with its French employees are governed by certain labor regulations in the region.

ITEM 2.     PROPERTIES

      The Company’s corporate offices are located in Fort Lauderdale, Florida. The Company has either subleased or plans to sublease certain of the space in various buildings for the remainder of their respective lease terms. The Company’s corporate offices occupy leased and subleased office space totaling approximately 390,000 square feet, including leased space under the Company’s synthetic lease. For more information regarding the Company’s synthetic lease, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Note 10 to the Consolidated Financial Statements. In addition, the Company leases approximately 139,000 square feet of office space in other locations in the United States and Canada.

      The Company leases and subleases a total of approximately 238,000 square feet of office space in various other facilities in Europe, Latin America and the Asia Pacific region. In addition, the Company owns land and buildings in the United Kingdom with approximately 48,000 square feet of office space.

ITEM 3.     LEGAL PROCEEDINGS

      In February 2002, a stockholder filed a complaint (the “Complaint”) in the Court of Chancery of the State of Delaware against the Company and certain of its current and former officers and directors. The Complaint purported to state a direct claim on behalf of a putative class of stockholders and a derivative claim nominally on behalf of the Company for breach of fiduciary duty based on the Company’s alleged failure to disclose all material information concerning the Company’s business and operations in connection with a proposal to be voted on at the Company’s annual meeting of stockholders in May 2000. The Complaint asserted claims similar to those alleged by such stockholder in a suit that was filed in September 2000, and subsequently voluntarily dismissed without prejudice in July 2001. The Complaint sought compensatory damages, rescission of the Company’s 2000 Director and Officer Stock Option and Incentive Plan, and other related relief. The parties have since agreed to a non-monetary settlement of the action not involving the validity of the 2000 Director and Officer Stock Option and Incentive Plan. The settlement is subject to approval by the court. A hearing on the approval of the settlement has not yet been scheduled.

      In addition, the Company is a defendant in various matters of litigation generally arising out of the normal course of business. Although it is difficult to predict the ultimate outcome of these cases, management believes, based on discussions with counsel, that any ultimate liability would not materially affect the Company’s financial position, result of operations or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock and Dividend Policy

      The Company’s Common Stock is currently traded on The Nasdaq National Market under the symbol “CTXS.” The following table sets forth the high and low closing prices for the Company’s Common Stock as reported on The Nasdaq National Market for the periods indicated, as adjusted to the nearest cent. Such information reflects inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

	High	Low

Year Ended December 31, 2003:
First quarter (through March 7, 2003)	$14.76	$11.59
Year Ended December 31, 2002:
Fourth quarter	$13.33	$5.87
Third quarter	$6.52	$5.00
Second quarter	$17.39	$5.51
First quarter	$23.98	$13.50
Year Ended December 31, 2001:
Fourth quarter	$25.80	$19.81
Third quarter	$36.69	$18.38
Second quarter	$34.90	$18.19
First quarter	$36.63	$17.31

      On March 7, 2003, the last reported sale price of the Common Stock on The Nasdaq National Market was $11.65 per share. As of March 7, 2003, there were approximately 1,129 holders of record of the Common Stock.

      The Company currently intends to retain any earnings for use in its business and to repurchase shares of its Common Stock. The Company does not currently anticipate paying any cash dividends on its capital stock in the foreseeable future.

      In connection with the Company’s stock repurchase program, in October 2000, the Board of Directors approved a program authorizing the Company to sell put warrants that entitle the holder of each warrant to sell to the Company, generally by physical delivery, one share of the Company’s Common Stock at a specified price. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources,” for information regarding the Company’s sale of put warrants during 2002. The issuance of these securities is exempt from registration under Section 4(2) of the Securities Act of 1933.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

	Year Ended December 31,

	2002	2001	2000	1999	1998

	(In thousands, except per share data)
Consolidated Statements of Income Data:
Net revenues	$527,448	$591,629	$470,446	$403,285	$248,636
Cost of revenues (excluding amortization, presented separately below)	19,030	29,848	29,054	14,579	16,682

Gross margin	508,418	561,781	441,392	388,706	231,954
Operating expenses:
Research and development	68,923	67,699	50,622	37,363	22,858
Sales, marketing and support	235,393	224,108	180,384	121,302	74,855
General and administrative	88,946	85,212	58,685	37,757	20,131
Amortization of intangible assets(a)	11,296	48,831	30,395	18,480	10,190
In-process research and development	—	2,580	—	2,300	18,416
Write-down of technology(b)	—	—	9,081	—	—

Total operating expenses	404,558	428,430	329,167	217,202	146,450

Income from operations	103,860	133,351	112,225	171,504	85,504
Interest income	30,943	42,006	41,313	25,302	10,878
Interest expense	(18,163)	(20,553)	(17,099)	(12,532)	(133)
Other expense, net	(3,483)	(2,253)	(1,422)	(1,549)	(777)

Income before income taxes	113,157	152,551	135,017	182,725	95,472
Income taxes	19,237	47,291	40,505	65,781	34,370

Net income	$93,920	$105,260	$94,512	$116,944	$61,102

Diluted earnings per share(c)	$0.52	$0.54	$0.47	$0.61	$0.33

Diluted weighted-average shares outstanding(c)(d)	179,359	194,498	199,731	192,566	182,594

	December 31,

	2002	2001	2000	1999	1998

	(In thousands)
Consolidated Balance Sheet Data:
Working capital	$186,410	$153,554	$427,344	$433,249	$158,900
Total assets	1,161,531	1,208,230	1,112,573	1,037,857	431,380
Long term debt, capital lease obligations, put warrants and common stock subject to repurchase	350,024	362,768	346,229	313,940	48
Stockholders’ equity	614,590	647,330	592,875	533,070	297,454

(a)	On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. Pursuant to SFAS No. 142, the Company ceased amortizing goodwill. See Note 2 to the Company’s consolidated financial statements.

(b)	In the fourth quarter of 2000, the Company recorded impairment write-downs of previously acquired core technology of $9.1 million, as further discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.”

(c)	Diluted earnings per share and diluted weighted-average shares outstanding have been adjusted to reflect the two-for-one stock split in the form of a stock dividend declared on May 17, 1996 and paid on June 4, 1996 to holders of record of the Company’s Common Stock on May 28, 1996; the three-for-two stock split in the form of a stock dividend declared on January 25, 1998 and paid on February 20, 1998 to holders of record of the Company’s Common Stock on February 12, 1998; the two-for-one stock split in the form of a stock dividend declared on March 1, 1999 and paid on March 25, 1999 to holders of record of the Company’s Common Stock on March 17, 1999; and the two-for-one stock split in the form of a stock dividend declared on January 19, 2000 and paid on February 16, 2000 to holders of record of the Company’s Common Stock on January 31, 2000.

(d)	Pursuant to the Company’s stock repurchase programs, the effect on the calculation of weighted average shares outstanding from repurchase activities was 8.2 million, 3.2 million and 0.8 million in 2002, 2001 and 2000, respectively. There were no stock repurchases prior to 2000.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

      We develop, market, license and support access infrastructure software and services that enable effective and efficient enterprise-wide deployment and management of applications and information, including those designed for Microsoft Windows operating systems, for UNIX operating systems, such as Sun Solaris, HP-UX or IBM-AIX, or collectively UNIX operating systems, and for Web-based information systems. Our largest source of revenue is the MetaFrame XPTM Presentation Server products. Our MetaFrame products, which we began shipping in the second quarter of 1998, permit organizations to provide access to Windows based, Web-based, and UNIX applications without regard to location, network connection or type of client hardware platforms. We market and license our products through multiple channels such as value-added resellers, distributors, system integrators and independent software vendors, managed by our worldwide sales force. We also promote our products through relationships with a wide variety of industry participants, including Microsoft Corporation.

      In May 1997, we entered into a five-year joint license, development and marketing agreement with Microsoft, which expired in May 2002. Under that agreement, or the Microsoft Development Agreement, we licensed our multi-user Windows NT extensions to Microsoft for inclusion in certain versions of its Windows NT server software. We recognized revenue from the Microsoft Development Agreement ratably over the five-year term of the contract in other revenues in the accompanying consolidated statements of income.

      In May 2002, we signed an agreement with Microsoft to formalize continued access to Microsoft Windows Server source code. Under this agreement, we will have access to source code for current and future Microsoft server operating systems from Windows 2000 Server and beyond, including access to terminal services source code, during the three-year term of the agreement. This agreement does not provide for payments to or from Microsoft.

Acquisitions

      We have acquired technology related to our strategic objectives. In April 2001, we acquired Sequoia Software Corporation for $182.6 million in cash. Sequoia provided XML-based portal software. The Sequoia technology is a core component of our MetaFrame Secure Access Manager software that was launched in June 2002 as NFuse Elite.

      In February 2000, we acquired all of the operating assets of Innovex Group, Inc. for approximately $47.8 million. On the date of the acquisition, we paid approximately $28.9 million in cash, including closing costs. Under the terms of the acquisition agreement, we were required to pay the remaining purchase price, plus interest, if certain events occurred. During 2001, these events occurred and, as a result, we paid the remaining purchase price and the associated interest of $10.5 million in cash in August 2001 and $10.7 million in cash in February 2002. We have no remaining contingent obligations.

      We accounted for these acquisitions under the purchase method of accounting in accordance with Accounting Principles Board, or APB, Opinion No. 16, Accounting for Business Combinations. We allocated the cost of the acquisitions to the assets acquired and the liabilities assumed based on their estimated fair values. Except for the Innovex acquisition, a portion of the acquired intangible assets were related to research and development that had not reached technological feasibility and for which there was no alternative future use.

Critical Accounting Policies and Estimates

      Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. We base these estimates on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances, and these estimates form the basis for our judgments concerning the carrying values of assets and liabilities that are not readily apparent from other sources. We periodically evaluate these estimates and judgments based on available information and experience. Actual results could differ from our estimates under different assumptions and conditions. If actual results significantly differ from our estimates, our financial condition and results of operations could be materially impacted.

      We believe that the accounting policies described below are critical to understanding our business, results of operations and financial condition because they involve more significant judgments and estimates used in the preparation of our consolidated financial statements. We have discussed the development, selection and application of our critical accounting policies with the audit committee of our board of directors, and our audit committee has reviewed our disclosure relating to our critical accounting policies in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

      Other significant accounting policies, primarily those with lower levels of uncertainty than those discussed below, are also critical to understanding our consolidated financial statements. The notes to our consolidated financial statements contain additional information related to our accounting policies and should be read in conjunction with this discussion.

      Cash Equivalents and Investments. The fair value of certain of our cash equivalents and investments is dependent on the performance of the companies or funds in which we invest, including equity investments that are accounted for under the cost method due to the limited extent of our ownership interest and lack of our ability to exert significant influence, and the volatility inherent in these investment markets. We periodically evaluate the carrying value of our investments to determine if there has been any impairment of value that is other-than-temporary, which would require us to write-down the investments. In assessing potential impairment, we consider the extent to which recorded costs exceed market values, the duration of any decline in market values and the forecasted financial performance of the issuers. During the year ended December 31, 2002, we recorded $1.3 million and during the year ended December 31, 2001, we recorded $7.7 million of write-downs resulting from other-than-temporary declines in fair value of certain of our investments. At December 31, 2002, we had $0.2 million in remaining equity investments classified as long-term investments in our consolidated balance sheet. For further information regarding risks related to our cash and investments balances, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources,” “Quantitative and Qualitative Disclosures About Market Risk” and note 2 to our consolidated financial statements.

      We rely on third party valuations in order to adjust the carrying value of certain of our investments and derivative instruments to fair value at the end of each period. Fair values are based on valuation models that use market quotes and, for certain investments, assumptions as to the creditworthiness of the entities issuing those underlying investments.

      At December 31, 2002, approximately $63 million in investment securities were pledged as collateral for specified obligations under our synthetic lease. In addition, at December 31, 2002, approximately $109 million in investment securities were pledged as collateral for our credit default contracts. We maintain the ability to manage the composition of the pledged investments and accordingly, these securities are not reflected as restricted investments in our accompanying consolidated balance sheets. For further information see notes 10 and 13 to our consolidated financial statements.

      Provision for Doubtful Accounts Receivable. Our judgment is required in the assessment of the collectibility of our customer accounts and other receivables. We provide for potential uncollectible accounts receivable based on an evaluation of customer specific information, historical collection experience and economic market conditions. If market conditions decline, or if the financial condition of our customers or distributors deteriorates, actual collection experience may not meet our prior expectations and could result in increased bad debt expenses. The allowance for doubtful accounts receivable was $6.1 million at December 31, 2002 and $3.7 million at December 31, 2001. The increase during 2002 represents reserves based on the financial condition of certain distributors, none of which are individually significant. In previous years our bad debt write-offs have not been significant.

      Long-lived Assets. The determination of the useful lives of our long-lived assets and whether an asset’s value is impaired involves significant judgment. These judgments include, but are not limited to obsolescence, market conditions and contract life. Useful lives of internal use software, property and equipment are generally from three to seven years. We depreciate buildings over a 40-year period.

      We review for impairment of long-lived assets and certain identifiable intangible assets to be held and used whenever we believe that events or changes in circumstances indicate that we may not fully recover the carrying amount of such assets. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. We base measurement of an impairment loss for long-lived assets and certain identifiable intangible assets that our management expects to hold and use on the fair value of the asset. We report long-lived assets and certain identifiable intangible assets to be disposed of at the lower of the carrying amount or fair value minus the costs to sell such assets. During 2002, we recognized $2.0 million in asset impairment charges primarily due to the consolidation of certain of our offices that resulted in the abandonment of certain leasehold improvements. As of December 31, 2002, we have determined that there were no other triggering events requiring additional impairment analysis.

      Effective January 1, 2002, we adopted Statement of Financial Accounting Standard, or SFAS, No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 supersedes SFAS No. 121 and APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Our adoption of these policies did not have a material impact on our consolidated results of operations and financial position.

      Core and Product Technology Assets. We review acquired core and product technology assets for impairment on a periodic basis by comparing the estimated net realizable value to the unamortized cost of the technology. The core and product technology assets acquired in our Sequoia acquisition form the basis for our MetaFrame Secure Access Manager product, launched in June 2002 as NFuse Elite. The recoverability of this technology is primarily dependent upon our ability to commercialize these products. The estimated net realizable value of the purchased Sequoia technology is based on the estimated undiscounted future cash flows associated with our MetaFrame Secure Access Manager. Our revenues are forecasted based on data received from pilot evaluations and early adopters, rate projections on our installed customer base, and estimates from our sales channels and end-customer sales force. Our assumptions about future revenues and expenses require significant judgment associated with the forecast of MetaFrame Secure Access Manager. Due to the lack of historical data related to MetaFrame Secure Access Manager, actual revenues and costs could vary significantly from these forecasted amounts. As of December 31, 2002, we estimated that the net realizable value of these core and product technology assets is greater than the $24.5 million unamortized cost of these assets. If these products are not ultimately accepted by our channel or entities with which we have technology relationships or customers, and there is no alternative future use for this technology, we could determine that some or all of the remaining $24.5 million carrying value of the related core and product technology assets are impaired. In the event of impairment, we could be required to incur a charge to earnings that could have a material adverse effect on our results of operations.

      Goodwill and Other Intangibles. At December 31, 2002, we had $152.4 million in indefinite lived goodwill and other intangibles primarily related to our acquisition of Sequoia. We operate in a single market consisting of the design, development, marketing and support of access infrastructure software and services for enterprise applications. Our revenues are derived from sales in the Americas, Europe, the Middle East and Africa, or EMEA, and Asia-Pacific regions. These three geographic regions constitute our reportable segments. See note 12 to our consolidated financial statements for additional information regarding our geographic segments. We evaluate goodwill along these geographic segments. Substantially all of our goodwill at December 31, 2002 was associated with our Americas reportable segment.

      On January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets. As a result of adopting SFAS No. 142, our goodwill and certain intangible assets are no longer amortized but are subject to an annual impairment test. In accordance with SFAS No. 142, we ceased amortizing goodwill with a net book value at January 1, 2002 of $152.4 million, including $10.1 million of acquired workforce previously classified as purchased intangible assets. Excluding goodwill, we have no intangible assets deemed to have indefinite lives.

      We use judgment in assessing goodwill and other intangible assets for impairment. Goodwill is reviewed for impairment annually, or sooner if events or changes in circumstances indicate that the carrying amount could exceed fair value. Fair values are based on discounted cash flows using a discount rate determined by our management to be consistent with industry discount rates and the risks inherent in our current business model. As of December 31, 2002, we concluded that we could realize our goodwill and other intangibles based upon projected discounted cash flows. Due to uncertain market conditions and potential changes in our strategy and product portfolio, it is possible that the forecasts we use to support our goodwill and other intangible assets could change in the future, which could result in non-cash charges that would adversely affect our results of operations and financial condition.

      Current and Deferred Tax Assets. We are required to estimate our income taxes in each of the jurisdictions in which we operate as part of the process of preparing our consolidated financial statements. We determined the $55.1 million carrying value of our net deferred tax assets based upon certain estimates and assumptions, including the assumption that we will be able to generate enough future tax deductions in certain tax jurisdictions. If these estimates and assumptions change in the future, we could be required to record valuation allowances against our deferred tax assets resulting in additional income tax expenses.

      Revenue Recognition. The accounting related to revenue recognition in the software industry is complex and affected by interpretations of the rules and an understanding of industry practices, both of which are subject to change. As a result, revenue recognition accounting rules require us to make significant judgments. In addition, our judgment is required in assessing the probability of collection, which is generally based on evaluation of customer specific information, historical collection experience and economic market conditions.

      We market and license software products through value-added resellers, channel distributors, system integrators and independent software vendors, managed by our worldwide sales force. Our software licenses are generally perpetual, and are delivered by means of traditional packaged products and electronically, typically under volume-based licensing programs. Our packaged products are typically purchased by medium and small-sized businesses with fewer locations and the software license is delivered with the packaged product.

      Volume-based license arrangements are used with more complex multi-server environments typically found in larger business enterprises that deploy our products on a department or enterprise-wide basis, which could require differences in product features and functionality at various customer locations. The end-customer license agreement with enterprise customers is typically customized based on these factors. Once we receive a purchase order from the channel distributor, the volume-based licenses are electronically delivered to the customer with “software activation keys” that enable the feature configuration ordered by the end-customer. Depending on the size of the enterprise, software may be delivered indirectly by the channel distributor or directly by us pursuant to a purchase order from the channel distributor.

      We recognize revenue when it is earned. Our revenue recognition policies are in compliance with the American Institute of Certified Public Accountants Statement of Position, or SOP, 97-2 (as amended by SOP 98-4 and SOP 98-9) and related interpretations, Software Revenue Recognition. We recognize revenue when all of the following criteria are met: persuasive evidence of the arrangement exists; delivery has occurred and we have no remaining obligations; the fee is fixed or determinable; and collectibility is probable. We define these four criteria as follows:

•	Persuasive evidence of the arrangement exists. We recognize revenue on packaged product upon shipment to distributors and resellers. For packaged product sales, it is our customary practice to require a purchase order from distributors who have previously negotiated a master packaged product distribution or resale agreement. For volume-based licensing, we typically require a purchase order from the distributor or reseller and an executed standard software license agreement from the end-customer. We require a purchase order for training and services.

•	Delivery has occurred and we have no remaining obligations. Our standard delivery method is free-on-board shipping point. Consequently, we consider delivery of our packaged product to have occurred when the products are shipped to distributors pursuant to an agreement and purchase order. We consider delivery of licenses under electronic licensing agreements to have occurred when the related products are shipped and the end-customer has been electronically provided with the licenses that include the activation keys that allow the end-customer to take immediate possession of the software. For training and service revenue recognition, we fulfill our obligation when the services are performed.

•	The fee is fixed or determinable. In the normal course of business, we do not provide end-customers the right to a refund of any portion of their license fees or extended payment terms. When we sell our software products separately, we determine vendor specific objective evidence, or VSOE, by the price charged for each product. In software arrangements that include the rights to multiple software products, post-contract customer support, or PCS, and/or other services, we allocate the total arrangement fee among each deliverable based on the relative fair value of each of the deliverables based on VSOE. If we cannot objectively determine the fair value of each undelivered element based on VSOE, we defer revenue until all elements are delivered, all services have been performed, or until fair value can be objectively determined.

•	Collectibility is probable. We determine collectibility on a customer-by-customer basis. We typically sell to distributors or resellers for whom there are histories of successful collection. New customers are subject to a credit review process that evaluates the customers’ financial position and ultimately their ability to pay. Customers are subject to an ongoing credit review process. If we determine from the outset of an arrangement that collectibility is not probable, we defer revenue recognition until customer payment is received and the other parameters of revenue recognition described above have been achieved. Our judgment is required in assessing the probability of collection, which is generally based on evaluation of customer specific information, historical experience and economic market conditions. If market conditions decline, or, if the financial condition of our distributors or end-customers deteriorates, we may be unable to determine that collectibility is probable, and we could be required to defer the recognition of revenues until we receive customer payment.

      For certain software products that are only sold bundled with PCS, we allocate revenue to the delivered software product using the residual method. Under the residual method, we do not sell the software products separately and thus we are generally unable to determine VSOE of fair value for the product. Therefore, we allocate discounts inherent in the arrangement entirely to the software product and the portion of the fee initially allocated to PCS and deferred is generally higher than in arrangements with established VSOE for the software product. Depending on future product releases or changes in customer demand, we may offer additional products that are only sold bundled with PCS. If we do this, the use of the residual method will become more prevalent, which could impact the timing of our revenue recognition since more of the sales proceeds would be allocated to the PCS portion of the arrangement and recognized over the PCS period. We also sell PCS separately through our Citrix Subscription Advantage renewal program, and we determine VSOE by the renewal price charged. We base technical service and PCS revenues from customer maintenance fees for ongoing customer support and product updates and upgrades on the price charged or derived value of the undelivered elements and are recognized ratably over the term of the contract, which is typically 12 to 24 months. We include technical service revenues in net revenues in the consolidated statements of income.

      In the normal course of business, we do not permit product returns, but we do provide most of our distributors and value added resellers with stock balancing and price protection rights. Stock balancing rights permit distributors to return products to us, subject to ordering an equal dollar amount of our products. Price protection rights require that we grant retroactive price adjustments for inventories of our products held by distributors or resellers if we lower our prices for such products. We establish provisions for estimated returns for stock balancing and price protection rights, as well as other sales allowances, concurrently with the recognition of revenue. The provisions are established based upon consideration of a variety of factors, including, among other things, historical return rates for both specific products and distributors, estimated distributor inventory levels by product, the impact of any new product releases and projected economic conditions. Actual product returns for stock balancing and price protection provisions incurred are, however, dependent upon future events, including the amount of stock balancing activity by our distributors and the level of distributor inventories at the time of any price adjustments. We continually monitor the factors that influence the pricing of our products and distributor inventory levels and makes adjustments to these provisions when we believe actual returns and other allowances could differ from established reserves. Our ability to recognize revenues upon shipment to our distributors is predicated on our ability to reliably estimate future product returns and rotation. If actual return experience or changes in market condition impairs our ability to estimate returns and rotation, we would be required to defer the recognition of revenue until the delivery of the product to the end-user customer. Allowances for estimated product returns amounted to approximately $10.5 million at December 31, 2002 and $8.3 million at December 31, 2001. We have not reduced and have no current plans to reduce our prices for inventory currently held by distributors or resellers. Accordingly, there were no reserves required for price protection at December 31, 2002 or 2001. We record estimated reductions to revenue for customer programs and incentive offerings including volume-based incentives. If market conditions were to decline, we could take actions to increase our customer incentive offerings and possibly result in an incremental reduction to our revenue at the time the incentive is offered.

      Accounting for Stock-Based Compensation. SFAS No. 123, Accounting for Stock-Based Compensation, defines a fair value method of accounting for issuance of stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Pursuant to SFAS No. 123, companies are not required to adopt the fair value method of accounting for employee stock-based transactions. Companies are permitted to account for such transactions under APB Opinion No. 25, Accounting for Stock Issued to Employees, but are required to disclose in a note to the consolidated financial statements pro forma net income and per share amounts as if a company had applied the methods prescribed by SFAS No. 123.

      We apply APB Opinion No. 25 and related interpretations, which do not require us to recognize compensation cost, in accounting for stock options granted to employees and non-employee directors, and we have complied with the disclosure requirements of SFAS No. 123. Except for non-employee directors, we have not granted any options to non-employees. For further information regarding our stock option plans, see note 6 to our consolidated financial statements.

      The following discussion relating to the individual financial statement captions, our overall financial performance, operations and financial position should be read in conjunction with the factors and events described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Factors Which May Affect Future Results” which could impact our future performance and financial position.

Results of Operations

      The following table sets forth our consolidated statements of income data and presentation of that data as a percentage of change from period-to-period.

	Year Ended December 31,			2002	2001
				Compared to	Compared to
	2002	2001	2000	2001	2000

Net revenues	$527,448	$591,629	$470,446	(10.8)%	25.8%
Cost of revenues (excluding amortization, presented separately below)	19,030	29,848	29,054	(36.2)	2.7

Gross margin	508,418	561,781	441,392	(9.5)	27.3
Operating expenses:
Research and development	68,923	67,699	50,622	1.8	33.7
Sales, marketing and support	235,393	224,108	180,384	5.0	24.2
General and administrative	88,946	85,212	58,685	4.4	45.2
Amortization of intangible assets	11,296	48,831	30,395	(76.9)	60.7
In-process research and development	—	2,580	—	*	*
Write-down of technology	—	—	9,081	*	*

Total operating expenses	404,558	428,430	329,167	(5.6)	30.2

Income from operations	103,860	133,351	112,225	(22.1)	18.8
Interest income	30,943	42,006	41,313	(26.3)	1.7
Interest expense	(18,163)	(20,553)	(17,099)	(11.6)	20.2
Other expense, net	(3,483)	(2,253)	(1,422)	54.6	58.4

Income before income taxes	113,157	152,551	135,017	(25.8)	13.0
Income taxes	19,237	47,291	40,505	(59.3)	16.8

Net income	$93,920	$105,260	$94,512	(10.8)	11.4

*	not meaningful.

      Net Revenues. Our operations consist of the design, development, marketing and support of access infrastructure software and services that enable effective and efficient enterprise-wide deployment and management of applications and information.

      We present net revenues in the following three categories outlined below: License Revenue, Technical Services Revenue, and Royalty Revenue. License Revenue primarily represents fees related to the licensing of our MetaFrame products, Subscription Advantage (our terminology for PCS), additional user licenses and management products (such as load balancing and resource management products). Technical Services Revenue consists primarily of technical support services, product training and certification, and consulting services related to implementation of our software products. We recognize Technical Services and PCS revenues from customer maintenance fees or ongoing customer support ratably over the term of the contract, which is typically 12 to 24 months. Royalty Revenue represents the fees recognized in connection with the Microsoft Development Agreement, which expired in May 2002.

      The decrease in net revenues in 2002 was due primarily to a decrease in the number of MetaFrame licenses sold, which resulted from a decrease in packaged product sales due to an overall weakness in information technology spending and a reduction in packaged product inventory held by our distributors. In the near term, we do not anticipate further material reductions in packaged product inventory held by our distributors. The decrease in packaged product sales was partially offset by an increase in volume-based licensing sales, mainly to medium and large customers. In addition, the decrease in net revenue also resulted from a significant decline in Royalty Revenue due to the expiration of the Microsoft Development Agreement in May 2002.

      The increase in net revenues in 2001 was primarily attributable to an increase in License Revenue resulting from an increase in the number of MetaFrame licenses sold for Windows operating systems, specifically due to market acceptance of our MetaFrame XP access infrastructure software introduced in February 2001. The increase in net revenues in 2001 also resulted from an increase in Technical Services Revenue due primarily to an increase in larger scale volume-based licensing arrangements that typically require professional services to ensure successful implementation of our technologies.

      Deferred revenues as of December 31, 2002 primarily related to Citrix Subscription Advantage and Technical Services revenues. Excluding those deferred revenues associated with the Microsoft Development Agreement, deferred Citrix Subscription Advantage and Technical Services Revenues increased approximately $32 million as compared to December 31, 2001. This increase was due primarily to increased renewals of Citrix Subscription Advantage.

      An analysis of our net revenues is presented below:

	Year Ended December 31,			Revenue	Revenue
				Growth	Growth
	2002	2001	2000	2001 to 2002	2000 to 2001

License Revenue	$468,827	$511,147	$400,156	(8.3)%	27.7%
Technical Services Revenue	44,539	40,652	30,392	9.6	33.8
Royalty Revenue	14,082	39,830	39,898	(64.6)	(0.2)

Net Revenues	$527,448	$591,629	$470,446	(10.8)	25.8

      International and Segment Revenues. International revenues (sales outside of the United States) accounted for approximately 53.7% of our net revenues for the year ended December 31, 2002, 48.0% of our net revenues for the year ended December 31, 2001, and 40.3% of our net revenues for the year ended December 31, 2000. During 2002, the significant increase in our international revenues as a percentage of net revenues was primarily due to a weakness in packaged product sales in the United States and the expiration of the Microsoft Development Agreement in May 2002. During 2001, the significant increase in our international revenues as a percentage of net revenues was primarily the result of increased sales and marketing efforts and continued demand for our products in Europe and Asia, as well as the economic impact of slower information technology spending in the United States during 2001. We expect that the difficult economic conditions that existed in 2002 will persist in 2003.

      An analysis of our geographic segment net revenue as a percentage of net revenue is presented below:

	Year Ended December 31,			Revenue	Revenue
				Growth	Growth
	2002	2001	2000	2001 to 2002	2000 to 2001

Americas(1)	48.4%	48.9%	52.8%	(11.6)%	16.4%
EMEA(2)	39.7	36.6	33.7	(3.3)	36.6
Asia-Pacific	9.2	7.8	5.0	5.2	95.8
Other(3)	2.7	6.7	8.5	(64.6)	(0.2)

Consolidated net revenues	100.0%	100.0%	100.0%	(10.8)	25.8

(1)	Our Americas segment is comprised of the United States, Canada and Latin America.

(2)	Defined as Europe, Middle East and Africa.

(3)	Represents royalty fees in connection with the Microsoft Development Agreement, which expired during May 2002.

     With respect to our geographic segment revenues, the decrease in net revenues during 2002 as compared to 2001 was due primarily to the factors mentioned above, as well as a decline in packaged product sales in Europe. During 2001, revenues notably increased in our Asia-Pacific segment, particularly due to increased sales in Japan, and in our EMEA segment, particularly due to increased sales in Europe. For additional information on international revenues, please refer to note 12 to our consolidated financial statements.

      Cost of Revenues. Cost of revenues consisted primarily of the cost of royalties, product media and duplication, manuals, packaging materials and shipping expense. Cost of revenues also consisted of compensation and other personnel-related costs of providing consulting services. We expensed all development costs incurred in connection with the Microsoft Development Agreement as incurred in cost of other revenues. Our cost of revenues excludes amortization of core technology, which is shown as a component of amortization expense in our consolidated statements of income. During 2001, we implemented a new enterprise resource planning system. As a result of this implementation, we have an enhanced ability to obtain information regarding personnel-related costs of providing consulting services revenues. The decrease in the cost of revenues for 2002 as compared to 2001, is primarily attributable to our ability to identify certain non-revenue generating services expenses and classify such costs as operating expenses. Volume-based license sales are typically fulfilled with a nominal level of product media and the licenses are delivered electronically. The cost of fulfilling such sales is less than traditional packaged product sales, thereby reducing costs of revenues as a percentage of revenue.

      The increase in cost of revenues for 2001 was due to an overall increase in our packaged product sales and increases in compensation and other costs of providing services revenues. These increases were offset in part by a reduction of the level of inventory necessary to fulfill customer orders due to increased market acceptance of volume-based licenses.

      Gross Margin. Gross margin as a percent of revenue was 96.4% for 2002, 95.0% for 2001 and 93.8% for 2000. The increase in gross margin as a percentage of net revenue from 2001 to 2002 was primarily due to the decrease in cost of revenues as discussed above. The increase in gross margin as a percentage of net revenue from 2000 to 2001 was primarily due to larger reserves for obsolete inventory recorded in 2000. To a lesser extent, the increase in gross margin during 2001 was also due to an increase in volume-based licensing, as discussed above. We currently anticipate that in the next 12 months, gross margin as a percentage of net revenues will remain relatively unchanged as compared with current levels. However, gross margin could fluctuate from time to time based on a number of factors attributable to the cost of revenues as described above.

      As further discussed below, during 2002 we reduced our worldwide workforce by approximately 10% (approximately 200 employees) and consolidated certain functions from our Salt Lake City, Utah and Columbia, Maryland facilities into our Fort Lauderdale, Florida facility. As a result of such actions, we incurred expenses of approximately $10.9 million, primarily for severance and related facility expenses, of which approximately $7.0 million were included in research and development expenses, $2.8 million were included in sales, marketing and support expenses and $1.1 million were included in general and administrative expenses. We currently expect that increases in insurance premiums and higher foreign currency expenses, impacted by a weaker dollar exchange rate, and investments in new products, will offset savings from these actions.

      Research and Development Expenses. Research and development expenses consisted primarily of personnel-related costs. We expensed all development costs included in the research and development of software products and enhancements to existing products as incurred except for core technologies acquired. Research and development expenses increased during 2002 primarily from an increase in staffing and associated salaries that primarily related to the Sequoia acquisition in the second quarter of 2001, additional costs for severance for the worldwide workforce reduction, and relocation and facility related charges associated with the consolidation of our Salt Lake City, Utah and Columbia, Maryland development teams into our remaining engineering facilities during 2002. These increases were partially offset by a reduction in costs for third party software, external consultants and developers and a decrease in personnel costs due to the worldwide workforce reduction.

      Research and development expenses increased in 2001 primarily from additional staffing, associated salaries and related expenses. The increase in 2001 was also due to costs incurred for third party software and external consultants and developers used to expand and enhance our product lines, including feature releases of MetaFrame and research and development efforts on anticipated future product offerings.

      Sales, Marketing and Support Expenses. Sales, marketing and support expenses increased during 2002 primarily from additional end-customer sales personnel hired during 2001 and 2002 particularly for medium to large customers, an increase in staffing and associated salaries related to the Sequoia acquisition during 2001, and severance charges associated with our worldwide workforce reduction. To a lesser extent, the reallocation of certain non-revenue generating services expense from cost of revenues to operating expenses also contributed to the increase. The increase was partially offset by a reduction in marketing costs due to a refocus in marketing programs spending based on the current operating environment, and the reallocation of certain overhead expenses to other departments, primarily depreciation expense to certain general and administrative cost centers.

      Sales, marketing and support expenses increased in 2001 primarily from increased personnel for sales, services and marketing and associated salaries, commissions and related expenses focused on our sales, consulting and marketing efforts. Included in such marketing efforts in 2001 was the expansion of our end-customer sales force in connection with marketing to large corporate enterprise accounts. The increase was also due to a higher level of marketing programs directed at customer and business partner acquisition and retention, and additional promotional activities related to specific products, such as MetaFrame XP introduced in February 2001.

      General and Administrative Expenses. General and administrative expenses increased in 2002 primarily from a reallocation of certain overhead expenses from other departments to general and administrative expenses, primarily depreciation expense from certain sales, marketing and support cost centers into certain general and administrative cost centers.

      General and administrative expenses increased in 2001 primarily from increased staff, associated salaries and related expenses necessary to support overall increases in the scope of our operations. The increase during 2001 also resulted from increased depreciation from our enterprise resource planning system implemented in 2001, as well as the reallocation of certain overhead costs from other departments into certain general and administrative cost centers and an increase in consulting and accounting fees.

      Amortization of Intangible Assets. On January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets. Under the new rules, we no longer amortize goodwill and intangible assets deemed to have indefinite lives but subject them to an annual impairment test. At the date of adoption, we had unamortized goodwill, including acquired workforce, in the amount of $152.4 million, which is no longer amortized. The decrease in amortization of intangible assets during 2002 was substantially due to the adoption of SFAS No. 142. Other intangibles of $36.6 million at January 1, 2002 continue to be amortized over their useful lives. As of December 31, 2002, we had unamortized identified intangible assets with estimable useful lives in the net amount of $30.8 million. We recorded $11.3 million during 2002 and $48.8 million, during 2001 in amortization expense.

      In accordance with SFAS No. 142, we completed the required impairment tests of goodwill and indefinite-lived intangible assets at the date of adoption and again during the fourth quarter of 2002. There were no impairment charges recorded as a result of the adoption of SFAS No. 142 or impairment tests. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Factors Which May Affect Future Results.”

      The increase in amortization of goodwill and identifiable intangible assets in 2001 was primarily due to our acquisition of Sequoia in April 2001. This acquisition resulted in additional goodwill and identifiable intangible assets of approximately $169.9 million at the date of acquisition. Additionally, for 2001, the increase was also due to additional goodwill of approximately $16.2 million associated with contingent purchase price payments related to the acquisition of Innovex.

      In-Process Research and Development. In April 2001, we acquired Sequoia, of which $2.6 million of the purchase price was allocated to in-process research and development, or IPR&D. The amounts allocated to

IPR&D had not yet reached technological feasibility, had no alternative future use and were written off at the time of the acquisition. There were no write-offs of IPR&D during 2002.

      Write-Down of Technology. We periodically review our finite lived intangible assets to determine if any impairment exists. In June 1998, we completed the acquisition of APM Ltd., or APM. The acquired core technology consisted primarily of a Java software product that would operate in a MetaFrame server environment. At the time of the acquisition, we anticipated that there would be a growing demand for Java client applications. After the acquisition, the market did not develop as we originally anticipated. In the second quarter of 2000, we changed the Java application server product to a Java Performance Pack product, which adds performance enhancements and management tools to our other products. By the fourth quarter of 2000, we had developed a Java Performance Pack and had assessed the market demand for this technology. As of December 31, 2000, we did not believe that there were sufficient projected cash flows to support the net book value of the core technology associated with the APM acquisition. In addition, we determined that there was no alternative future use for the acquired technology. As a result, we recorded a write-down of $7.3 million, representing the net book value of the APM core technology as of December 31, 2000.

      In July 1998, we completed the acquisition of VDOnet Corporation Ltd., or VDOnet. The acquired core technology consisted primarily of the ICA Video Services project, which allowed video applications and applications containing videos to be viewed on an ICA client. Subsequent development efforts resulted in the VideoFrame™ 1.0 product, which shipped in the third quarter of 1999, but resulted in few sales to end-customers. After the acquisition, we explored alternative uses for the acquired technology. By the third quarter of 2000, we had explored uses related primarily to delivering video applications in a server-based computing environment and video streaming with ICA devices. In the fourth quarter of 2000, we reviewed potential modifications to our cash flow projections based on identified alternative uses for the technology. As a result of our evaluation, we did not believe that there were sufficient projected cash flows to support the carrying value of the core technology. As a result, we recorded a write-down of $1.8 million, representing the net book value of the VDOnet core technology as of December 31, 2000.

      Interest Income. Interest income decreased during 2002 primarily due to a decrease in interest rates. During 2002, we terminated an interest rate swap agreement with a notional amount of $174.6 million and in December 2002, we sold the investments underlying this swap agreement. As a result, the decrease in interest income during 2002 was partially offset by interest income of approximately $3.4 million recognized as a result of the termination of this interest rate swap and the hedging relationship. For more information see “Liquidity and Capital Resources” and note 13 to our consolidated financial statements.

      Interest income increased in 2001 as compared to 2000 principally from our decision to change the composition of our investment portfolio in the fourth quarter of 2000 from tax-exempt and taxable to predominantly taxable securities, partially offset by a decrease in interest rates during 2001.

      Interest Expense. The decrease in interest expense for 2002 as compared to 2001 was due primarily to interest expense incurred during 2001 on contingent payments associated with the Innovex acquisition.

      The increase in interest expense for 2001 as compared to 2000 was primarily due to interest on contingent payments associated with the Innovex acquisition, as well as the accretion of the original issue discount related to the zero coupon convertible subordinated debentures issued in March 1999.

      Other Expense, Net. Other expense, net is primarily comprised of other-than-temporary declines in the value of our equity investments and realized gains (losses) on the sale of available-for-sale investments, as well as, remeasurement and foreign currency transaction gains (losses). The increase in other expense, net for 2002 as compared to other expense, net in 2001 was the result of $2.1 million of losses from other-than-temporary declines in the fair value of certain of our equity investments and realized losses on the sale of available-for-sale securities, as well as approximately $1.1 million in remeasurement and foreign currency transaction losses.

      The change in other expense, net for 2001 as compared to other expense, net for 2000 was the result of $7.7 million of losses recorded in 2001 resulting from other-than-temporary declines in the fair value of certain of our equity investments, as well as approximately $2.4 million in remeasurement and foreign currency transaction losses partially offset by realized gains of $8.0 million associated with purchases and sales of available-for-sale securities and associated contracts.

      Income Taxes. The decrease in the effective tax rate from 31% in 2001 to 17% in 2002 was due primarily to the adoption of SFAS No. 142, pursuant to which amortization of goodwill, which previously increased taxable income in the determination of our effective tax rate, ceased. The reduction in the tax rate was also due to higher tax credits related to our foreign operations and research and development, and the cessation of revenues from the Microsoft Development Agreement, which expired in May 2002.

      The increase in the effective tax rate from 30% in 2000 to 31% in 2001 resulted primarily from non-deductible goodwill associated with the acquisition of Sequoia offset in part by a rate decrease resulting from increased foreign earnings which were taxed at lower foreign tax rates.

Liquidity and Capital Resources

      During 2002, we generated positive operating cash flows of $187.1 million. These cash flows related primarily to net income of $93.9 million, adjusted for, among other things, tax benefits from the exercise of non-statutory stock options and disqualifying dispositions of incentive stock options of $25.7 million, non-cash charges, including depreciation and amortization expenses of $41.4 million, provisions for product returns of $25.3 million (primarily due to our stock rotation program) and the accretion of original issue discount and amortization of financing costs on our convertible subordinated debentures of $17.7 million. These cash inflows were partially offset by an aggregate decrease in cash flow from our operating assets and liabilities of $16.9 million. Our investing activities provided $0.1 million of cash consisting primarily of the net proceeds, after reinvestment, from sales and maturities of investments of $29.0 million, offset by the expenditure of $19.1 million for the purchase of property and equipment and net cash paid for acquisitions (a contingent payment resulting from the February 2000 Innovex acquisition) of approximately $10.7 million. Our financing activities used cash of $184.2 million related primarily to the expenditure of $192.1 million for the stock and debt repurchase programs, partially offset by the proceeds received from employee stock compensation plans and the sale of put warrants of $8.0 million.

      During 2001, we generated positive operating cash flows of $229.8 million. These cash flows related primarily to net income of $105.3 million, adjusted for, among other things, tax benefits from the exercise of non-statutory stock options and disqualifying dispositions of incentive stock options of $28.0 million, non-cash charges, including depreciation and amortization expenses of $79.6 million, provisions for product returns of $22.5 million (primarily due to our stock rotation program) and the accretion of original issue discount and amortization of financing costs on our convertible subordinated debentures of $17.9 million. These cash inflows were partially offset by an aggregate decrease in cash flow from our operating assets and liabilities of $38.3 million. Our investing activities used $382.2 million of cash consisting primarily of net cash paid for acquisitions (primarily in connection with the acquisition of Sequoia) of $183.8 million, the net purchase of investments of $137.9 million and $60.6 million for our purchase of property and equipment and costs associated with our enterprise resource planning, or ERP, system implementation. Approximately $12.0 million was capitalized through December 31, 2001, related to our ERP system. We used $83.0 million in cash in financing activities related primarily to our expenditure of $210.2 million for stock repurchase programs, partially offset by the proceeds from the issuance of common stock under our employee stock compensation plans of $117.4 million and $12.0 million generated from premiums received upon the sale of put warrants.

Cash and Investments

      As of December 31, 2002, we had $719.4 million in cash and investments, including $142.7 million in cash and cash equivalents. In addition, we had $186.4 million in working capital at December 31, 2002. The $27.3 million decrease in cash and investments as compared to December 31, 2001, is due primarily to continued common stock and debt repurchases, capital expenditures and a contingent acquisition payment as discussed above, partially offset by positive cash flow from operations. We generally invest our cash and cash equivalents in investment grade, highly liquid securities to allow for flexibility in the event of immediate cash needs. Our short and long-term investments, other than $0.2 million of equity investments, consist of interest bearing securities.

      In December 2000, we invested $158.1 million in a trust managed by an investment advisor. The purpose of the trust is to maintain sufficient liquidity in the event that our debentures are redeemed in March 2004. Our investment in the trust matures on March 22, 2004, and comprises all of the trust’s assets. The trust’s assets primarily consist of AAA-rated zero-coupon corporate securities. The trust entered into a credit risk swap agreement with the investment advisor, which effectively increased the yield on the trust’s assets and for which value the trust assumed the credit risk of ten investment-grade companies. The effective yield of the trust, including the credit risk swap agreement, is 6.72% and the principal balance will accrete to $195 million in March 2004. Therefore, beginning with the quarter ending March 31, 2003, we will classify the investment as a short-term investment in our consolidated balance sheet to reflect the amount that will be due within one year of the balance sheet date. We record our investment in the trust and the underlying investments and swap as held-to-maturity zero-coupon corporate security in our consolidated financial statements. We do not recognize changes in the fair value of the held-to-maturity investment unless a decline in the fair value of the trust is other-than-temporary, in which case we would recognize a loss in earnings. Our investment is at risk to the extent that one of the underlying corporate securities has a credit event resulting in non-payment to the counterparty that may include bankruptcy, dissolution, or insolvency of the issuers. There have been no losses associated with the trust’s underlying corporate securities to date. The amortized cost of our investment in the trust was approximately $180.4 million at December 31, 2002 and $169.0 million at December 31, 2001, which we classified as long-term corporate investments in our consolidated balance sheets. At December 31, 2002, the fair value of the trust’s assets was $180.2 million.

      In addition, we have invested in other instruments with similar credit risk features. This means that these investments are at risk to the extent that the entities issuing the underlying corporate securities have credit events above specified amounts that result in a loss to the counterparty. There have been no credit events associated with the entities issuing the underlying corporate securities to date. For more information see notes 4 and 13 to our consolidated financial statements.

      In November 2001, we entered into an interest rate swap agreement with a notional amount of approximately $174.6 million. The interest rate swap agreement effectively converted a like amount of floating rate notes in our investment portfolio to a synthetic zero coupon investment due in March 2004 with a maturity value of approximately $190 million. In October 2002, we terminated this interest rate swap agreement. Upon termination, we received a cash payment of $9.2 million as settlement under the swap agreement, and gained approximately $2.4 million in accumulated other comprehensive income (loss), net of taxes. We previously accounted for the interest rate swap as a cash flow hedge in accordance with the provisions of SFAS No. 133. During December 2002, certain investments underlying the swap were sold, and hedge accounting was terminated and the associated other comprehensive income was recognized through earnings.

Accounts Receivable, Net

      At December 31, 2002, we had approximately $69.5 million in accounts receivable, net of allowances. The modest increase in accounts receivable as compared to 2001 is primarily attributed to an increase in sales in the Asia-Pacific region for the fourth quarter of 2002 as compared to the fourth quarter of 2001, partially offset by an increase in worldwide allowances. From time to time, we could maintain individually significant accounts receivable balances from our distributors or customers, which are comprised of large business enterprises, governments and small and medium-sized businesses. If the financial condition of our distributors or customers deteriorates, our operating results could be adversely affected. One such distributor accounted for approximately 7% of gross accounts receivable as of December 31, 2002. In 2001, this distributor accounted for 14% of gross accounts receivable. During these periods, no other distributor or customer accounted for more than 10% of accounts receivable.

Convertible Subordinated Debentures

      In March 1999, we sold $850 million principal amount at maturity of our zero coupon convertible subordinated debentures due in March 2019, in a private placement. The debentures were priced with a yield to maturity of 5.25%. Our net proceeds were approximately $291.9 million, net of original issue discount and net of debt issuance costs of $9.6 million. Except under limited circumstances, we will pay no interest prior to maturity. The security holders can convert the debentures at any time on or before the maturity date at a conversion rate of 14.0612 shares of our common stock for each $1,000 principal amount at maturity of the debentures, subject to adjustment in certain events. We can redeem the debentures on or after March 22, 2004, and the holders of the debentures can require us to repurchase the debentures on fixed dates and at set redemption prices (equal to the issue price plus accrued original issue discount) beginning on March 22, 2004. Accordingly, beginning with the quarter ended March 31, 2003, we will classify the debentures as a current liability on our consolidated balance sheet to reflect the amount that will be payable on demand within one year of the balance sheet date. We will maintain sufficient liquidity in the event that holders of the debentures require us to redeem or we elect to repurchase the debentures.

      In October 2000, our board of directors approved a program authorizing us to spend up to $25 million to repurchase debentures in open market purchases. Additionally, in April 2002 our board of directors granted us the additional authority to repurchase up to $100 million in debentures through private transactions, bringing our total repurchase authority up to $125 million. As of December 31, 2002, we have repurchased 76,000 units for approximately $29.9 million, which represents $76.0 million in principal amount at maturity. During 2002, we adopted SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections earlier than required, and therefore we recorded an operating gain of approximately $1.6 million during 2002 as a result of our debenture repurchases. The board of directors’ limited authorization to repurchase the debentures allows us to repurchase debentures when market conditions are favorable.

      In December 2000, we invested $158.1 million in investments accounted for as held-to-maturity corporate securities to maintain sufficient liquidity in the event that our debentures are redeemed in March 2004. Based on the $195.0 million expected maturity value of the investments in March 2004, the proceeds of the investments will be sufficient to fund the redemption of approximately 55% of the debentures, if required. We believe that we will have sufficient cash and investments to fund the redemption of the remaining debentures in 2004, if required.

Stock Repurchase Program

      Our board of directors has authorized $600 million of repurchase authority under our stock repurchase program, in order to manage actual and anticipated dilution. We record all repurchased shares as treasury stock.

      We are authorized to make open market purchases of our common stock using general corporate funds. During 2002, we purchased 9,300,000 shares of outstanding common stock on the open market for approximately $75.7 million (at an average per share price of $8.14).

      From time to time, we enter into arrangements with financial institutions as part of our share repurchase program in order to lower our average cost to acquire shares. These arrangements are described below.

      We were party to two agreements, executed during 2001 and 2000, with a large financial institution, to purchase approximately 7.3 million shares of our common stock at various times in private transactions. Under the terms of the agreements, we paid this institution an aggregate of $150 million, with the ultimate number of shares repurchased dependent on market conditions. In May 2002, the agreements were terminated and, upon termination, we received 3.0 million of the remaining shares. We received a total of 7,209,286 shares pursuant to these agreements. During 2002, we entered into a new agreement, as amended, with this financial institution in a private transaction to purchase up to 3.8 million shares of our common stock at various times through February 2003. Pursuant to the terms of the agreement, we paid $25 million to this institution during the third quarter of 2002. During 2002, we received 2,655,469 shares under this agreement with a total value of

$18.5 million. The agreement matured in February 2003 and we received 390,830 of the remaining shares with a total value of $6.5 million.

      During 2002, we entered into two private structured stock repurchase transactions with a large financial institution. Under the terms of the first agreement and in exchange for an up front payment of $25 million, we were entitled to receive shares of our common stock or a predetermined cash amount at the expiration of the agreement dependent upon the closing price of our common stock at maturity. Upon expiration of the agreement in December 2002, we received approximately $29.3 million in cash. Under the terms of the second agreement and in exchange for an up front payment of $25 million, we are entitled to receive approximately 2.2 million shares of our common stock or a predetermined cash amount at expiration of the agreement in March 2003. The form of settlement at maturity of the second transaction will be dependent upon the closing market price of our common stock.

      We sell put warrants that entitle the holder of each warrant to sell to us, generally by physical delivery, one share of our common stock at a specified price. During 2002, we sold 2,300,000 put warrants at an average strike price of $11.10 and received premium proceeds of $3.3 million. During 2002, we paid $42.9 million for the purchase of 2,050,000 shares upon the exercise of outstanding put warrants, and 600,000 put warrants expired unexercised. As of December 31, 2002, 950,000 put warrants with exercise prices ranging from $7.18 to $12.58 were outstanding, and expired on various dates between January and March 2003. As of December 31, 2002, we had a total potential repurchase obligation of approximately $9.9 million associated with the outstanding put warrants, of which $7.3 million is classified as a put warrant obligation on our consolidated balance sheet. The remaining $2.6 million of outstanding put warrants permit a net-share settlement at our option and are not recorded as a put warrant obligation in our consolidated balance sheet. The outstanding put warrants classified as a put warrant obligation in our consolidated balance sheet will be reclassified to stockholders’ equity when the warrant is exercised or when it expires. Under the terms of the put warrant agreements, we must maintain certain levels of cash and investment balances. As of December 31, 2002, we were in compliance with those required levels.

      In December 2002, we entered into an agreement with a counterparty, which required that the counterparty sell to us up to 1,560,000 shares of our common stock at fixed prices if our common stock trades at designated levels between December 16, 2002 and January 23, 2003. As of December 31, 2002, we had a potential remaining repurchase obligation associated with this agreement of approximately $9.1 million, which is classified as common stock subject to repurchase in our consolidated balance sheet. During January 2003, this agreement expired and no shares were repurchased.

      We expended an aggregate of $161.1 million during 2002 and $198.2 million during 2001, net of premiums received under all stock repurchase transactions. Since inception of our stock repurchase programs, the average cost of shares acquired was $16.41 per share compared to an average close price during open trading windows of $20.26 per share. Due to the fact that the amount of certain shares received will not be determined until contract maturity, these per share amounts exclude up front payments under structured stock repurchase contracts that had a maturity subsequent to December 31, 2002.

Commitments

      In April 2002, we entered into a synthetic lease with a substantive lessor totaling approximately $61.0 million for our corporate headquarters office space in Fort Lauderdale, Florida. The synthetic lease represents a form of off-balance sheet financing under which an unrelated third party lessor funded 100% of the costs of acquiring the property and leases the asset to us. The synthetic lease qualifies as an operating lease for accounting purposes and as a financing lease for tax purposes. We do not include the property or the lease debt as an asset or a liability on our consolidated balance sheet. Consequently, we include payments made pursuant to the lease as operating expenses in our consolidated statements of income. We entered into the synthetic lease in order to lease our headquarters properties under more favorable terms than under our previous lease arrangements.

      The initial term of the synthetic lease is seven years. Upon approval by the lessor, we can renew the lease twice for additional two-year periods. The lease payments vary based on the London Interbank Offered Rate, or LIBOR, plus a margin. At any time during the lease term, we have the option to sublease the property, and upon thirty-days’ written notice, we have the option to purchase the property for an amount representing the original property cost and transaction fees of approximately $61.0 million plus any lease breakage costs and outstanding amounts owed. Upon at least 180 days notice prior to the termination of the initial lease term, we have the option to remarket the property for sale to a third party. If we choose not to purchase the property at the end of the lease term, we have guaranteed a residual value to the lessor of approximately $51.9 million and possession of the buildings will be returned to the lessor. If the fair value of the building were to decline below $51.9 million, we would have to make up the difference under our residual value guarantee, which could have a material adverse effect on our results of operations and financial condition.

      The synthetic lease includes certain financial covenants including a requirement for us to maintain a pledged balance of approximately $63.0 million in cash and/or investment securities as collateral. We manage the composition of the pledged investments and investment earnings are available for operating purposes. Additionally, we must maintain a minimum cash and investment balance of $100.0 million, excluding our debentures, collateralized investments and equity investments, as of the end of each fiscal quarter. As of December 31, 2002, we had approximately $113.5 million in cash and investments in excess of those required levels. The synthetic lease includes non-financial covenants including the maintenance of the properties and adequate insurance, prompt delivery of financial statements to the lender of the lessor and prompt payment of taxes associated with the properties. As of December 31, 2002 we were in compliance with all material provisions of the arrangement.

      Estimated future payments due under this lease are $1.4 million for 2003, $2.6 million for 2004, $3.6 million for 2005, $3.7 for 2006 million and $3.7 million for 2007. Estimated lease payments thereafter total $4.8 million. We have subleased to other entities some of our leased real property under the synthetic lease.

      We lease a significant portion of our worldwide facilities under non-cancelable operating leases. Future payments due under these non-cancelable operating leases are $18.2 million for the year ending December 31, 2003, $15.7 million for the year ending December 31, 2004, $15.2 million for the year ending December 31, 2005, $14.3 million for the year ending December 31, 2006 and 11.6 million for the year ending December 31, 2007. Thereafter, payments due total $41.2 million.

      Capital expenditures were $19.1 million during 2002, $60.6 million during 2001 and $43.5 million during 2000. During 2002, capital expenditures were primarily related to leasehold improvements on newly occupied buildings. The decrease, as compared to 2001, is due to expenditures in 2001 for buildings, land and our ERP system. In the normal course of business, we enter into commitments related to capital expenditures, however, we currently have no material contractual commitments for capital expenditures over the next 12 months.

      During 2002 and 2001, we took actions to consolidate certain of our offices, including the exit of certain leased office space and the abandonment of certain leasehold improvements. Lease obligations related to these existing operating leases continue to October 2018 with a total remaining obligation of approximately $28.5 million, of which $6.8 million, net of anticipated sublease income, was accrued for as of December 31, 2002, and is reflected in accrued expenses in our consolidated financial statements. In calculating this accrual, we made estimates, based on market information, including the estimated vacancy periods and sublease rates and opportunities. If actual circumstances prove to be materially worse than management has estimated, the total charges for these vacant facilities could be significantly higher.

      During 2002 and 2001, significant portions of our cash inflows were generated by operations. Although we believe existing cash and investments together with cash flow expected from operations will be sufficient to meet operating and capital expenditures requirements for the next 12 months, future operating results and expected cash flow from operations could vary if we experience a decrease in customer demand or a decrease in customer acceptance of future product offerings. We could from time to time seek to raise additional funds through the issuance of debt or equity securities. We continue to search for suitable acquisition candidates and could acquire or make investments in companies we believe are related to our strategic objectives. Such investments could reduce our available working capital. We currently expect that the difficult economic conditions that existed during 2002 will persist in 2003.

Certain Factors Which May Affect Future Results

      Our operating results and financial condition have varied in the past and could in the future vary significantly depending on a number of factors. From time to time, information provided by us or statements made by our employees could contain “forward-looking” information that involves risks and uncertainties. In particular, statements contained in this Form 10-K, and in the documents incorporated by reference into this Form 10-K, that are not historical facts, including, but not limited to statements concerning new products, product development and offerings, product and price competition, deferred revenues, the Microsoft source licensing agreement, economic and market conditions, revenue recognition, growth of revenues, product concentration, market competition, marketing efforts, technology relationships, investments in foreign operations and markets, reinvestment of foreign earnings, gross margins, goodwill, intangible assets, impairment charges, accounts receivable, amortization, reserves, in-process research and development valuation, foreign currency hedging transactions, interest income, anticipated operating and capital expenditure requirements, reductions in operating expenses, expenses related to workforce reductions, leasing and subleasing activities, acquisitions, debt redemption obligations, stock repurchases, investment transactions, litigation matters, intellectual property matters, including proprietary technology protection, distribution channels, packaged product inventories, stock price, deferred tax assets, licensing models, sales cycles, trading plans and potential debt or equity financings constitute forward-looking statements and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are neither promises nor guarantees. Our actual results of operations and financial condition have varied and could in the future vary significantly from those stated in any forward-looking statements. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Form 10-K, in the documents incorporated by reference into this Form 10-K or presented elsewhere by our management from time to time. Such factors, among others, could have a material adverse effect upon our business, results of operations and financial condition.

If Microsoft terminates or fails to renew our license agreement, fails to continue to commercialize Windows or designs Windows so that it is no longer interoperable with our products, our business could be adversely affected.

      Microsoft is the leading provider of desktop operating systems. We depend upon the license of key technology from Microsoft, including certain source and object code licenses and technical support. In May 2002, we signed an agreement with Microsoft to formalize continued access to Microsoft Windows Server source code. Under this agreement, we will have access to source code for current and future Microsoft server operating systems, including access to terminal services source code, during the three year term of the agreement. Our relationship with Microsoft is subject to the following risks and uncertainties, which individually, or in the aggregate, could cause a material adverse effect in our business, results of operations and financial condition:

•	Dependence on Microsoft for Commercialization. Our ability to successfully commercialize Citrix MetaFrame access infrastructure depends on Microsoft’s ability to market Windows NT Server 4.0, Terminal Server Editions and Windows 2000 Servers and the upcoming Windows Server 2003, or collectively Windows Server Operating Systems, products. We do not have control over Microsoft’s distributors and resellers and, to our knowledge, Microsoft’s distributors and resellers are not obligated to purchase products from Microsoft. Additionally, there could be delays in the release and shipment of future versions of Windows Server Operating Systems.

•	Termination of the Microsoft Source Licensing Agreement. Microsoft could terminate the current agreement before the expiration of the three-year term for breach and upon our change of control. If Microsoft does terminate the current agreement, our restricted access to source code for current and future Microsoft server operating systems could negatively impact our ability to release future products and enhancements.

•	Interoperability. Future product offerings by Microsoft may not provide for interoperability with our products. The lack of interoperability between present or future Microsoft products and our products, could cause a material adverse effect on our business, results of operations and financial condition.

      Our agreements with Microsoft are short in duration. There can be no assurances that our current agreements with Microsoft will be extended or renewed by Microsoft after their respective expirations or that, if renewed such agreements will be on terms favorable to us. Our failure to renew certain terms of these agreements with Microsoft could result in an adverse effect on our business, results of operations and financial condition.

Our business could be adversely impacted by conditions affecting the information technology market in particular.

      The demand for our products depends substantially upon the general demand for business-related computer hardware and software, which fluctuates based on numerous factors, including capital spending levels, the spending levels and growth of our current and prospective customers and general economic conditions. Fluctuations in the demand for our products could have a material adverse effect on our business, results of operations and financial condition. In 2002, adverse economic conditions decreased demand for our products and negatively impacted our financial results. If the current trend of decreased and slower informational technology spending continues, it could continue to negatively impact our business, results of operations and financial condition.

Our long sales cycle for enterprise-wide sales could make it difficult to predict our quarterly operating results.

      In recent quarters, a growing number of our large and medium-sized customers have decided to implement our volume-based licensing programs on a department or enterprise-wide basis. For convenience, the licenses under these arrangements are electronically delivered to our customers. Our long sales cycle for these large-scale deployments makes it difficult to predict when these sales will occur, and we may not be able to sustain these sales on a predictable basis. For example, our electronically delivered licensing arrangements constituted 39% of our product sales in the year ended December 31, 2002, a portion of which has been deferred.

      We have a long sales cycle for these enterprise-wide sales because:

•	our sales force generally needs to explain and demonstrate the benefits of a large-scale deployment of our product to potential and existing customers prior to sale;

•	our service personnel typically spend a significant amount of time assisting potential customers in their testing and evaluation of our product;

•	our customers are typically large and medium size organizations that carefully research their technology needs and the many potential projects prior to making capital expenditures for software infrastructure; and

•	before making a purchase, our potential customers usually must get approvals from various levels of decision makers within their organizations, and this process can be lengthy.

      The continued long sales cycle for these large-scale deployment sales could make it difficult to predict the quarter in which sales will occur. Delays in sales could cause significant variability in our revenue and operating results for any particular period.

Our accounting policies could require us to take an impairment charge to earnings, particularly during difficult economic conditions.

      We have adopted accounting policies that could require us to take a charge to earnings related to our Sequoia acquisition. In July 2001, we adopted SFAS No. 141, Business Combinations, and in January 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets. As a result, we no longer amortize goodwill and intangible assets deemed to have indefinite lives. However, we continue to amortize certain product and core technologies, trademarks, patents and other intangibles. We periodically evaluate our intangible assets, including goodwill, for impairment. If we determine that any of our intangible assets are impaired, we could be required to take a related charge to earnings.

      In particular, at December 31, 2002, we had $30.8 million, net, of unamortized identified intangibles with estimable useful lives, of which $24.5 million consists of product and core technology we purchased in the acquisition of Sequoia. We commercialized and currently market the Sequoia technology through our secure access infrastructure software, which includes Citrix MetaFrame Secure Access Manager. However, our channel distributors and entities with which we have technology relationships, customers or prospective customers may not purchase or widely accept our new line of products. If we are unsuccessful in selling this new line of products, we could determine that the value of the purchased technology is impaired in whole or in part and take a charge to earnings. An impairment charge could have a material adverse effect on our results of operations and financial condition.

If we do not develop new products and enhancements to our existing products, we may not be successful.

      The markets for our products are characterized by:

•	rapid technological change;

•	evolving industry standards;

•	fluctuations in customer demand;

•	changes in customer requirements; and

•	frequent new product introductions and enhancements.

      Our future success depends on our ability to continually enhance our current products and develop and introduce new products that our customers choose to buy. If we are unable to keep pace with technological developments and customer demands by introducing new products and enhancements, our business, results of operations and financial condition could be adversely affected. Our future success could be hindered by:

•	delays in our introduction of new products;

•	delays in market acceptance of new products or new releases of our current products; and

•	our, or a competitor’s, announcement of new product enhancements or technologies that could replace or shorten the life cycle of our existing product offerings.

      For example, we cannot guarantee that our secure access infrastructure software, Citrix MetaFrame Secure Access Manager, will achieve the broad market acceptance by our channel and entities with which we have a technology relationship, customers and prospective customers necessary to generate significant revenue. In addition, we cannot guarantee that we will be able to respond effectively to technological changes or new product announcements by others. If we experience material delays or sales shortfalls with respect to our new products or new releases of our current products, those delays or shortfalls could have a material adverse effect on our business, results of operations and financial condition.

      We believe that we could incur additional costs and royalties as we develop, license or buy new technologies or enhancements to our existing products. These added costs and royalties could increase our cost of revenues and operating expenses. However, we cannot currently quantify the costs for such transactions that have not yet occurred. In addition, we may need to use a substantial portion of our cash and investments to fund these additional costs.

We face intense competition, which could result in fewer customer orders and reduced revenues and margins.

      We compete in intensely competitive markets. Some of our competitors and potential competitors have significantly greater financial, technical, sales and marketing and other resources than us.

      Microsoft includes its Remote Desktop Protocol, or RDP, as a component in certain Windows Server Operating Systems, which has certain of the capabilities of our ICA® protocol, and offers customers a competitive solution. Further, our ability to market the MetaFrame product suite, the MetaFrame Secure Access Manager products and other future product offerings could be affected by Microsoft’s licensing and pricing scheme for client devices, which attach to Windows Server Operating Systems and utilize our products. Moreover, the announcement of the release, and the actual release, of new Window based server operating systems or products incorporating similar features to our products could cause our existing and potential customers to postpone or cancel plans to license certain of our existing and future product offerings, which could adversely impact our business, results of operations and financial condition. Future product offerings by Microsoft could be competitive with our current MetaFrame software suite, and any of our future product offerings.

      Furthermore, the Microsoft Development Agreement expired in May 2002. Consequently, Microsoft is no longer contractually restricted from changing its Windows Server Operating Systems to render them inoperable with our MetaFrame product offerings. Further, Microsoft is no longer restricted from assisting third parties to compete with our MetaFrame products.

      In addition, alternative products for Web applications in the Internet software market directly and indirectly compete with our current products and anticipated future product offerings. Existing or new products that extend Internet software to provide Web-based information access or interactive computing (such as Microsoft Windows Server 2003 products) can materially impact our ability to sell our products in this market. Our competitors in this market include Microsoft, Oracle, Sun Microsystems, and other makers of Web application server software.

      As the markets for our products continue to develop, additional companies, including companies with significant market presence in the computer hardware, software and networking industries could enter the markets in which we compete and further intensify competition. In addition, we believe price competition could become a more significant competitive factor in the future. As a result, we may not be able to maintain our historic prices and margins, which could adversely affect our business, results of operations and financial condition.

We could change our licensing models or the percentage of our revenue represented by deferred revenues could increase, which could negatively impact our recognition of revenue.

      We continually re-evaluate our licensing programs, including specific license models, delivery methods, and terms and conditions, to market our current and future products and services. We could implement new licensing programs, including offering specified and unspecified enhancements to our current and future product and service lines. For example, on October 1, 2002, we implemented new volume-based licensing programs. We could recognize revenues associated with those enhancements after the initial shipment or licensing of the software product or over the product’s life cycle. We could implement different licensing models in certain circumstances, for which we would recognize licensing fees over a longer period, which could decrease our current revenue. For example, we recognize Citrix Subscription Advantage and Technical Services revenues from customer maintenance fees or ongoing customer support ratably over the term of the contract, which is typically 12 to 24 months. Deferred revenues from Citrix Subscription Advantage and Technical Services increased by approximately $32 million in 2002 as compared to 2001. The timing of the implementation of new licensing programs, the timing of the release of such enhancements and other factors could impact the timing of our recognition of revenues and related expenses associated with our products, related enhancements and services and could adversely affect our operating results and financial condition.

As our international sales and operations grow, we could become increasingly subject to additional risks that could harm our business.

      We conduct significant sales and customer support operations in countries outside of the United States. For the year ended December 31, 2002, we derived 53.7% of our revenues from sales outside the United States. Our continued growth and profitability could require us to further expand our international operations.

To successfully expand international sales, we must establish additional foreign operations, hire additional personnel and recruit additional international resellers. Our international operations are subject to a variety of risks, which could cause international revenues to fluctuate. These risks include:

•	fluctuations in foreign currency exchange rates, including our ability to adequately hedge our foreign exchange risks;

•	compliance with foreign regulatory and market requirements;

•	variability of foreign economic, political and labor conditions;

•	changing restrictions imposed by regulatory requirements, tariffs or other trade barriers or by United States export laws;

•	longer accounts receivable payment cycles;

•	potentially adverse tax consequences, including restrictions on repatriation of earnings;

•	difficulties in protecting intellectual property; and

•	burdens of complying with a wide variety of foreign laws.

      Our success depends, in part, on our ability to anticipate and address these risks. We cannot guarantee that these or other factors will not adversely affect our business or operating results. In particular, a decrease in demand for software and services in any particular region could adversely affect our future operating results.

      Our results are subject to fluctuations in foreign currency exchange rates. Changes in the value of foreign currencies in 2002 relative to the value of the U.S. dollar were generally hedged to minimize adverse impacts on our operating profit. However, since we generally hedge only one year in advance of anticipated foreign currency expenses, operations will be impacted adversely in fiscal 2003. The U.S. dollar weakened during 2002 relative to other currencies. If the value of the U.S. dollar continues to weaken relative to other currencies in which we do business, our results could be adversely affected in 2004 as well when these currencies are remeasured for the purposes of converting them to U.S. dollars for our financial statements.

Sales of our MetaFrame product suite constitutes a substantial majority of our revenue.

      We anticipate that sales of our MetaFrame product suite and related enhancements will constitute a substantial majority of our revenue for the foreseeable future. Our ability to continue to generate revenue from our MetaFrame product line will depend on market acceptance of Windows Server Operating Systems and/or UNIX Operating Systems. Declines in demand for our MetaFrame products could occur as a result of:

•	new competitive product releases and updates to existing products,

•	price competition,

•	technological change,

•	decreasing or stagnant information technology spending levels,

•	general economic conditions, or

•	lack of success of entities with which we have a technology relationship.

      If our customers do not continue to purchase our MetaFrame products as a result of these or other factors, our revenue would decrease and our results of operations and financial condition would be adversely affected.

Our synthetic lease is an off-balance sheet arrangement that could negatively affect our financial condition and results.

      In April 2002, we entered into a seven-year synthetic lease with a substantive lessor for our headquarters office buildings in Fort Lauderdale, Florida. The synthetic lease qualifies for operating lease accounting treatment under SFAS No. 13, Accounting for Leases, so we do not include the property or the lease debt on our consolidated balance sheet. If new or proposed accounting standards are adopted by accounting standards organizations and governmental authorities, we may be required to include the property and the lease debt in our consolidated financial statements, and as a result we would incur additional depreciation expenses.

      Under the lease, we must maintain a pledged balance of approximately $63 million in cash and/or investment securities with an affiliate of the lessor, serving as collateral agent. We are able to manage the composition of the pledged investments and investment earnings are available for operating purposes. If we default on our commitments under the synthetic lease and cannot remedy the default in a timely manner, the lessor could take the pledged assets and transfer ownership of the real estate to us.

      We could purchase the property at any time during the lease term, with thirty days’ written notice, for the original property cost plus transaction fees and lease breakage fees. If we purchase the property, we will be required to add the property to our consolidated balance sheet. At any time during the lease term, we could also re-lease the property or remarket the property for sale to a third party. If we remarket the property for sale to a third party, we could be required to find alternate headquarter facilities on terms that may not be as favorable as the current arrangement. If we elect not to purchase the property at the end of the lease term, we have guaranteed a minimum residual value of approximately $51.9 million to the lessor. Therefore, if the fair value of the property declines below $51.9 million, we would have to make up the difference under our residual value guarantee, which could have a material adverse effect on our results of operations and financial condition. For further information on our synthetic lease, please refer to “Liquidity and Capital Resources” and note 10 to our consolidated financial statements.

Our proprietary rights could offer only limited protection. Our products could infringe third-party intellectual property rights, which could result in material costs.

      Our efforts to protect our proprietary rights may not be successful. We rely primarily on a combination of copyright, trademark, patent and trade secret laws, confidentiality procedures and contractual provisions, to protect our proprietary rights. The loss of any material trade secret, trademark, trade name, patent or copyright could have a material adverse effect on our business. Despite our precautions, it could be possible for unauthorized third parties to copy or reverse engineer certain portions of our products or to otherwise obtain and use our proprietary information. If we cannot protect our proprietary technology against unauthorized copying or use, we may not remain competitive. Any patents owned by us could be invalidated, circumvented or challenged. Any of our pending or future patent applications, whether or not being currently challenged, may not be issued with the scope we seek, if at all, and if issued, may not provide any meaningful protection or competitive advantage.

      In addition, our ability to protect our proprietary rights could be affected by:

•	Differences in International Law; Enforceability of Licenses. The laws of some foreign countries do not protect our intellectual property to the same extent as do the laws of the United States and Canada. For example, we derive a significant portion of our sales from licensing our packaged products under “shrink wrap” license agreements that are not signed by licensees and electronic volume-based licensing agreements that could be unenforceable under the laws of certain foreign jurisdictions.

•	Third Party Infringement Claims. As the number of products and competitors in our industry segments increases and the functionality of these products overlap, we could become increasingly subject to infringement claims. Companies and inventors are more frequently seeking to patent software and business methods because of developments in the law that could extend the ability to obtain such patents. As a result, we could receive patent infringement claims. Responding to any infringement claim, regardless of its validity, could result in costly litigation or require us to obtain a license to intellectual property rights of those third parties. Licenses may not be available on reasonable terms or at all. In addition, attention to these claims could divert our management’s time and attention from developing our business. If a successful claim is made against us and we fail to develop or license a substitute technology, our business, results of operations, financial condition or cash flows could be materially adversely affected.

We are subject to risks associated with our technology relationships.

      Our business depends on technology relationships. We cannot assure you that those relationships will continue in the future. In addition to our relationship with Microsoft, we rely on technology relationships with IBM, HP, Dell and others. We depend on the entities with which we have technology relationships to successfully test our products, to incorporate our technology into their products and to market and sell those products. We cannot assure you that we will be able to maintain our current technology relationships or to develop additional technology relationships. If any entities in which we have a technology relationship are unable to incorporate our technology into their products or to market or sell those products, our business, operating results and financial condition could be materially adversely affected.

If we lose access to third party licenses, shipments of our products could be delayed.

      We believe that we will continue to rely, in part, on third party licenses to enhance and differentiate our products. Third party licensing arrangements are subject to a number of risks and uncertainties, including:

•	undetected errors in the third party’s software;

•	disagreement over the scope of the license and other key terms, such as royalties payable; and

•	infringement actions brought by third party licensees.

      If we lose or are unable to maintain any of these third party licenses, it could delay the shipment or release of our products. Any delays could have a material adverse effect on our business, results of operations and financial condition.

Our success depends on our ability to attract and retain large enterprise customers.

      We must retain and continue to expand our ability to reach and penetrate large enterprise customers by adding effective channel distributors and expanding our consulting services. Our inability to attract and retain large enterprise customers could have a material adverse effect on our business, results of operations and financial condition. Large enterprise customers usually request special pricing and generally have longer sales cycles, which could negatively impact our revenues. Additionally, as we attempt to attract and penetrate large enterprise customers, we could need to increase corporate branding and marketing activities, which could increase our operating expenses. These efforts may not proportionally increase our operating revenues and could reduce our profits.

Our business could be adversely affected if we are unable to expand and diversify our distribution channels.

      We intend to continue to expand our distribution channels by leveraging our relationships with independent hardware and software vendors and system integrators to encourage them to recommend or distribute our products. In addition, an integral part of our strategy is to diversify our base of channel relationships by adding more channel members with abilities to reach larger enterprise customers. This will require additional resources as we will need to expand our internal sales and service coverage of these customers. If we fail in these efforts and cannot expand or diversify our distribution channels, our business could be adversely affected. In addition to this diversification of our base, we will need to maintain a healthy mix of members who cater to smaller customers. We could need to add and remove distribution members to maintain customer satisfaction and a steady adoption rate of our products, which could increase our operating expenses. We are currently investing, and intend to continue to invest, significant resources to develop these channels, which could reduce our profits.

If we do not generate sufficient cash flow from operations in the future, we may not be able to fund our operations and fulfill our future obligations.

      Our ability to generate sufficient cash flow from operations to fund our product development and offerings and make payments on our debt and other obligations depends on a range of economic, competitive and business factors, many of which are outside our control. We cannot assure you that our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or at all, or that we will be able to liquidate our investments, sell assets or raise equity when needed or desirable. In December 2000, we invested $158.1 million in a trust managed by an investment advisor in order to maintain sufficient liquidity in the event that our debentures are redeemed in March 2004. If the value of the investments in the trust significantly decreases, the proceeds of the trust combined with our other cash and investments may not be sufficient to fund the redemption of our outstanding debentures in 2004, if required. An inability to fund our operations or fulfill outstanding obligations could have a material adverse effect on our business, financial condition and results of operations. For further information, please refer to “Liquidity and Capital Resources.”

We rely on indirect distribution channels and major distributors that we do not control.

      We rely significantly on independent distributors and resellers to market and distribute our products. We do not control our distributors and resellers. Additionally, our distributors and resellers are not obligated to buy our products and could also represent other lines of products. Some of our distributors and resellers maintain inventories of our packaged products for resale to our smaller end-user customers. If distributors and resellers reduce their inventory of our packaged products, our business could be adversely affected. In the quarter ended December 31, 2002, we believe that our distributors and resellers held smaller inventories of packaged products as compared to inventories they held in prior quarters. Further, we could maintain individually significant accounts receivable balances with certain distributors. For example, one of our distributors accounted for approximately 7% of gross accounts receivable as of December 31, 2002. As of December 31, 2001, the same distributor accounted for 14% of gross accounts receivable. The financial condition of our distributors could deteriorate and distributors could significantly delay or default on their payment obligations. Any significant delays or defaults could have a material adverse effect on our business, results of operations and financial condition.

Our products could contain errors that could delay the release of new products and may not be detected until after our products are shipped.

      Despite significant testing by us and by current and potential customers, our products, especially new products or releases, could contain errors. In some cases, these errors may not be discovered until after commercial shipments have been made. Errors in our products could delay the development or release of new products and could adversely affect market acceptance of our products. Additionally, our products depend on third party products, which could contain defects and could reduce the performance of our products or render them useless. Because our products are often used in mission-critical applications, errors in our products or the products of third parties upon which our products rely could give rise to warranty or other claims by our customers.

Our research and development purchased in acquisitions is subject to certain risks.

      In the past we have re-evaluated the amounts charged to in-process research and development in connection with acquisitions and licensing arrangements. The amount and rate of amortization of those amounts are subject to a number of risks and uncertainties. The risks and uncertainties include the effects of any changes in accounting standards or guidance adopted by the SEC or the accounting profession. Any changes in accounting standards or guidance adopted by the SEC could materially adversely affect our future results of operations through increased amortization expense. We cannot assure you that actual revenues and operating profit attributable to acquired in-process research and development will match the projections we used to initially value in-process research and development when we acquired it. Ongoing operations and financial results for acquired assets and licensed technology, and for our business as a whole, are subject to a variety of risks, which we may not have known or been able to estimate at the time of the transactions.

      Furthermore, we cannot guarantee that we will succeed in our efforts to integrate and further develop our acquired technologies. In 1999 and 2001, we acquired certain in-process software technologies from ViewSoft and Sequoia. We are currently working on integrating some of the acquired technologies into our anticipated future product offerings and on associated design, development and rework required to integrate the technologies. However, we cannot guarantee we will be successful in our efforts to integrate and further develop these technologies. If we fail to complete the development of our anticipated future product offerings, or if we fail to complete them in a timely manner, our financial condition and results of operations could be materially adversely affected. We cannot currently determine the impact those delays could have on our business, future results of operations and financial condition. We could incur additional charges in later periods to reflect costs associated with completing those projects.

Acquisitions present many risks, and we may not realize the financial and strategic goals we anticipate at the time of an acquisition.

      Acquisitions of high-technology companies are inherently risky. We cannot assure anyone that our previous acquisitions, including the purchase of Sequoia, or any future acquisitions will be successful. The risks we commonly encounter are:

•	difficulties integrating the operations, technologies, and products of the acquired companies;

•	the risk of diverting management’s attention from normal daily operations of the business;

•	potential difficulties in completing projects associated with purchased in-process research and development;

•	risks of entering markets in which we have no or limited direct prior experience and where competitors have stronger market positions;

•	the potential loss of key employees of the acquired company; and

•	an uncertain sales and earnings stream from the acquired company, which could unexpectedly dilute our earnings.

      These factors could have a material adverse effect on our business, results of operations and financial condition. We cannot guarantee that the combined company resulting from any acquisition can continue to support the growth achieved by the companies separately. We must also focus on our ability to manage and integrate any acquisition. Our failure to manage growth effectively and successfully integrate acquired companies could adversely affect our business and operating results.

If we lose key personnel or cannot hire enough qualified employees, our ability to manage our business could be adversely affected.

      Our success depends, in large part, upon the services of a number of key employees. We do not have long-term employment agreements with any of our key personnel. Any officer or employee can terminate his or her relationship with us at any time. The effective management of our growth, if any, could depend upon our ability to retain our highly skilled technical, managerial, finance and marketing personnel. If any of those employees leave, we will need to attract and retain replacements for them. We could also need to add key personnel in the future. The market for these qualified employees is competitive. We could find it difficult to successfully attract, assimilate or retain sufficiently qualified personnel. Also, we could need to hire additional personnel to develop new products, product enhancements and technologies. If we cannot add the necessary staff and resources, our ability to develop future enhancements and features to our existing or future products could be delayed. Any delays could have a material adverse effect on our business, results of operations and financial condition.

If product returns or price adjustments exceed our reserves, our operating results could be adversely affected.

      We provide most of our distributors with product return rights only for the purpose of stock balancing, which generally permit our distributors to return products to us, subject to ordering an equal dollar amount of our products. We also provide price protection rights to most of our distributors. Price protection rights require that we grant retroactive price adjustments for inventories of our products held by distributors if we lower our prices for those products within a specified time period. To cover our exposure to these product returns and price adjustments, we establish reserves based on our evaluation of historical product trends and current marketing plans. However, we cannot assure you that our reserves will be sufficient to cover our future product returns and price adjustments. If we inadequately forecast reserves, our operating results could be adversely affected.

Increased political and social turmoil could adversely impact our business.

      Increasing political and social turmoil, such as terrorist and military actions, can be expected to put further pressure on economic conditions in the United States and foreign jurisdictions. These conditions make it difficult for us, and our customers, to accurately forecast and plan future business activities and could have a material adverse effect on our business, financial condition and results of operations.

Our stock price could be volatile, and you could lose the value of your investment.

      Our stock price has been volatile and has fluctuated significantly to date. The trading price of our stock is likely to continue to be highly volatile and subject to wide fluctuations. Your investment in our stock could lose value. Some of the factors that could significantly affect the market price of our stock include:

•	actual or anticipated variations in operating and financial results;

•	analyst reports or recommendations;

•	changes in interest rates; and

•	other events or factors, many of which are beyond our control.

      The stock market in general, The Nasdaq National Market and the market for software companies and technology companies in particular, have experienced extreme price and volume fluctuations. These broad market and industry factors could materially and adversely affect the market price of our stock, regardless of our actual operating performance.

If we fail to manage our operations and control expenses effectively, our future operating results could be adversely affected.

      Historically, the scope of our operations, the number of our employees and the geographic area of our operations have grown rapidly. In addition, we have acquired both domestic and international companies. This growth and the assimilation of acquired operations and their employees could continue to place a significant strain on our managerial, operational and financial resources. To manage our growth, if any, effectively, we need to continue to implement and improve additional management and financial systems and controls. We may not be able to manage the current scope of our operations or future growth effectively and still exploit market opportunities for our products and services in a timely and cost-effective way. Our future operating results could also depend on our ability to manage:

•	our expanding product line,

•	our marketing and sales organizations, and

•	our client support organization as installations of our products increase.

      We took steps to reduce operating expenses commencing in the fourth quarter of 2002, however our operating expenses in 2003 could exceed our operating expenses in 2002. An increase in operating expenses could reduce our income from operations and cash flows from operating activities in the future.

Our business and investments could be adversely impacted by unfavorable economic conditions.

      General economic and market conditions, and other factors outside our control, could adversely affect our business and impair the value of our investments. Any further downturn in general economic conditions could result in a reduction in demand for our products and services and could harm our business. In addition, an economic downturn could result in an impairment in the value of our investments requiring us to record losses related to such investments. An impairment in the value of these investments may disrupt our ongoing business and distract management. As of December 31, 2002, we had $576.7 million of short and long-term investments with various issuers and financial institutions. In many cases we do not attempt to reduce or eliminate our market exposure on these investments and could incur losses related to the impairment of these investments. Fluctuations in economic and market conditions could adversely effect the value of our investments, and we could lose some of our investment portfolio. A total loss of an investment could adversely affect our results of operations and financial condition. For further information on these investments, please refer to “Liquidity and Capital Resources.”

Our revenue may not grow, and if we do not successfully manage our expenses, our business could be negatively impacted.

      We attribute most of our growth during recent years to the introduction of the MetaFrame software for Windows operating systems in mid-1998. We cannot assure you that the infrastructure software markets in which we operate, will grow. We cannot assure that the release of our secure access infrastructure software suite, including the MetaFrame Secure Access Manager, or other new products will increase our revenue growth rate.

      In addition, to the extent our revenue grows, if at all, we believe that our cost of revenues and certain operating expenses could also increase. In the third quarter of 2002, we took actions to reduce operating expenses starting in the fourth quarter of 2002. We cannot assure you that our operating expenses will be lower than our estimated or actual revenues in any given quarter. If we experience a shortfall in revenue in any given quarter, we likely will not be able to further reduce operating expenses quickly in response. Any significant shortfall in revenue could immediately and adversely affect our results of operations for that quarter. Also, due to the fixed nature of many of our expenses and our current expectation for revenue growth, our income from operations and cash flows from operating and investing activities could be lower than in recent years.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The following discussion about our market risk includes “forward-looking statements” that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. The analysis methods we used to assess and mitigate risk discussed below should not be considered projections of future events, gains or losses.

      We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates that could adversely affect our results of operations or financial condition. To mitigate foreign currency and interest rate risk, we utilize derivative financial instruments. The counter-parties to our derivative instruments are major financial institutions. All of the potential changes noted below are based on sensitivity analyses performed on our financial position as of December 31, 2002. Actual results could differ materially.

      Discussions of our accounting policies for derivatives and hedging activities are included in notes 2 and 13 to our consolidated financial statements.

     Exposure to Exchange Rates

      A substantial majority of our overseas expense and capital purchasing activities are transacted in local currencies, primarily British pounds sterling, Euros, Swiss francs, Japanese yen and Australian dollars. To reduce exposure to reduction in U.S. dollar value and the volatility of future cash flows caused by changes in currency exchange rates, we have established a hedging program. We use foreign currency forward contracts to hedge certain forecasted foreign currency expenditures. Our hedging program significantly reduces, but does not entirely eliminate, the impact of currency exchange rate movements.

      At December 31, 2002 and 2001, we had in place foreign currency forward sale contracts with a notional amount of $48.9 million and $13.1 million, respectively, and foreign currency forward purchase contracts with a notional amount of $128.4 million and $60.9 million, respectively. At December 31, 2002 and 2001, these contracts had an aggregate fair value of $3.6 million and $0.2 million, respectively. Based on a hypothetical 10% appreciation of the U.S. dollar from December 31, 2002 market rates the fair value of our foreign currency forward contracts would decrease by $8.3 million. Conversely, a hypothetical 10% depreciation of the U.S. dollar from December 31, 2002 market rates would increase the fair value of our foreign currency forward contracts by $8.3 million. Foreign operating costs in these hypothetical movements would move in the opposite direction. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates quantified above, changes in exchange rates could also change the dollar value of sales and affect the volume of sales as competitors products become more or less attractive. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in levels of local currency prices or sales reported in U.S. dollars. We do not anticipate any material adverse impact to our consolidated financial position, results of operations, or cash flows as a result of these forward foreign exchange contracts.

     Exposure to Interest Rates

      In order to better manage our exposure to interest rate risk, in December 2002 we entered into 12 interest rate swap agreements. The swap agreements, with an aggregate notional amount of $208.0 million convert the fixed rate return on 12 of our available-for-sale securities, to a floating rate. The aggregate fair value of the interest rate swaps at December 31, 2002 was a liability of $3.4 million. Based upon a hypothetical 1% increase in the market interest rate as of December 31, 2002, the fair value of these aggregated liabilities would have decreased by approximately $8.2 million. Based on a hypothetical 1% decrease in the market interest rate as of December 31, 2002, the fair value of these aggregated liabilities would have increased by approximately $8.4 million. The underlying assets would experience offsetting gains and losses. We also maintain available-for-sale and held-to-maturity investments in debt securities, which limits the amount of credit exposure to any one issue, issuer, or type of instrument. The securities in our investment portfolio are not leveraged. The securities classified as available-for-sale are subject to interest rate risk. The modeling technique used measures the change in fair values arising from an immediate hypothetical shift in market interest rates and assumes that ending fair values include principal plus accrued interest, dividends and reinvestment income. If market interest rates were to increase by 100 basis points from December 31, 2002 and 2001 levels, the fair value of the available-for-sale portfolio would decline by approximately $0.6 million and $1.1 million, respectively. This sensitivity analysis on our available-for-sale portfolio excludes the underlying investments to our 12 interest rate swaps discussed above, as the interest rate risk related to those investments has been effectively hedged. For more information see note 13 to our consolidated financial statements.

      These amounts are determined by considering the impact of the hypothetical interest rates on our interest rate swap agreements and its available-for-sale and held-to-maturity investment portfolios. This analysis does not consider the effect of credit risk as a result of the reduced level of overall economic activity that could exist in such an environment.

      In April 2002, we entered into a synthetic lease with a substantive lessor totaling approximately $61 million related to office space utilized for our corporate headquarters. Payments under this synthetic lease are indexed to a variable interest rate (LIBOR plus a margin). Based upon our interest rate exposure under this synthetic lease at December 31, 2002, a 100 basis point change in the current interest rate would have an immaterial effect on our financial position and results of operations. In addition to interest rate exposure, if the fair value of our headquarters building in Fort Lauderdale, Florida were to significantly decline, there could be a material adverse effect on our results of operations and financial condition.

ITEM 8.	FINANCIAL STATEMENTS AND SCHEDULES

      The Company’s Consolidated Financial Statements and related financial statement schedule, together with the report of independent certified public accountants, appear at pages F-1 through F-37, respectively, of this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There have been no changes in or disagreements with accountants on accounting or financial disclosure matters during the Company’s two most recent fiscal years.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2002.

ITEM 11.	EXECUTIVE COMPENSATION

      The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2002.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2002.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2002.

ITEM 14.	CONTROLS AND PROCEDURES

      As of a date (the “Evaluation Date”) within ninety days prior to the filing date of this Annual Report on Form 10-K, the Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Vice President, Finance and Acting Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Vice President, Finance and Acting Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in ensuring that material information relating to the Company (including its consolidated subsidiaries) required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and the Company’s Vice President, Finance and Acting Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There were no significant changes in the Company’s internal controls or, to the knowledge of the Company, in other factors that could significantly affect the Company’s internal controls subsequent to the Evaluation Date.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. Consolidated Financial Statements.

      For a list of the consolidated financial information included herein, see Index on Page F-1.

      2. Financial Statement Schedules.

      The following consolidated financial statement schedule is included in Item 8:

           Valuation and Qualifying Accounts

      3. List of Exhibits.

Exhibit No.	Description

2.3(1)	Asset Purchase Agreement dated February 15, 2000 by and among the Company, Innovex Group, Inc. and certain stockholders of Innovex
2.4(9)	Agreement and Plan of Merger, dated as of March 20, 2001, by and among Citrix Systems, Inc., Soundgarden Acquisition Corp. and Sequoia Software Corporation
3.1(2)	Amended and Restated Certificate of Incorporation of the Company
3.2(2)	Amended and Restated By-laws of the Company
3.3(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation
4.1(2)	Specimen certificate representing the Common Stock
4.2(4)	Indenture by and between the Company and State Street Bank and Trust Company as Trustee dated as of March 22, 1999, including the form of Debenture.
4.3(4)	Form of Debenture (included in Exhibit 4.2).
4.3(4)	Registration Rights Agreement by and between the Company and Credit Suisse First Boston Corporation dated as of March 22, 1999.
10.1(2)*	1989 Stock Option Plan
10.2(10)*	Third Amended and Restated 1995 Stock Plan
10.3(10)*	Second Amended and Restated 1995 Non-Employee Director Stock Option Plan
10.4*	Third Amended and Restated 1995 Employee Stock Purchase Plan
10.5(5)*	Amended and Restated 2000 Director and Officer Stock Option and Incentive Plan
10.6(2)	Microsoft Corporation Source Code Agreement between the Company and Microsoft Corporation (“Microsoft”) dated November 15, 1989
10.7(2)	Amendment No. 1 to the Source Code Agreement between the Company and Microsoft dated October 1, 1992
10.8(2)	License Agreement for Microsoft OS/2 Version Releases 1.x, 2.x between the Company and Microsoft dated August 15, 1990
10.9(2)	Amendment No. 1 to the License Agreement between the Company and Microsoft dated August 15, 1990, Contract No. 5198-0228 dated May 6, 1991
10.10(2)	Amendment No. 2 to License Agreement between the Company and Microsoft for Microsoft OS/2 Version Releases 1.x, 2.x, dated October 1, 1992
10.11(2)	Amendment No. 3 to the License Agreement between the Company and Microsoft dated August 15, 1990, Contract No. 5198-0228 dated January 1, 1994
10.12(2)	Amendment No. 4 to the License Agreement between the Company and Microsoft dated August 15, 1990, dated January 31, 1995
10.13(2)	Strategic Alliance Agreement between the Company and Microsoft dated December 12, 1991
10.14(2)	Form of Indemnification Agreement

Exhibit No.	Description

10.15(6)	License, Development and Marketing Agreement dated July 9, 1996 between the Company and Microsoft Corporation
10.16(7)	License, Development and Marketing Agreement dated May 9, 1997 between the Company and Microsoft Corporation
10.17(8)	Amendment No. 1 to License, Development and Marketing Agreement dated May 9, 1997 between The Company and Microsoft Corporation
10.18(10)	Employment Agreement dated as of August 1, 2001 by and between the Company and Roger W. Roberts
10.19(10)	Amendment to Employment Agreement with Roger W. Roberts as of January 17, 2002
10.20(11)	Microsoft Master Source Code Agreement by and between the Company and Microsoft, dated May 15, 2002
10.21(11)	License Form by and between the Company and Microsoft Corporation, dated May 15, 2002 (with certain information omitted pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission)
10.22(11)	Participation Agreement dated as of April 23, 2002, by and among Citrix Systems, Inc., Citrix Capital Corp., Selco Service Corporation and Key Corporate Capital, Inc. (the “Participation Agreement”) (with certain information omitted pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission)
10.23(11)	Amendment No. 1 to Participation Agreement dated as of June 17, 2002 (with certain information omitted pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission)
10.24(11)	Master Lease dated as of April 23, 2002 by and between Citrix Systems, Inc. and Selco Service Corporation (with certain information omitted pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission)
10.25	Amendment to Employment Agreement with Roger W. Roberts as of July 31, 2002
21.1	List of Subsidiaries
23.1	Consent of Ernst & Young LLP
24.1	Power of Attorney (Included in signature page)
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or any compensatory plan, contract or arrangement.

(1)	Incorporated herein by reference to Exhibit 2.3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

(2)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 33-98542), as amended.

(3)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(4)	Incorporated herein by reference to exhibits of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

(5)	Incorporated herein by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(6)	Incorporated herein by reference to Exhibit 10 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

(7)	Incorporated herein by reference to Exhibit 10 of the Company’s Current Report on Form 8-K dated as of May 9, 1997.

(8)	Incorporated herein by reference to Exhibit 10 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

(9)	Incorporated by reference herein to Exhibit 2 of the Company’s Schedule 13D Report dated as of March 28, 2001.

(10)	Incorporated by reference herein to exhibits of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

(11)	Incorporated by reference herein to exhibits of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(b) Reports on Form 8-K.

      There were no reports on Form 8-K filed by the Company during the fourth quarter of 2002.

(c) Exhibits.

      The Company hereby files as part of this Form 10-K the exhibits listed in Item 15(a)(3) above. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the Securities and Exchange Commission, 450 Fifth Street, N.W., Room 1024, Washington, D.C., and at the Commission’s regional offices at CitiCorp Center, 500 West Madison Street, Suite 1400, Chicago, IL 60661-2511 233 Broadway, 13th floor, New York, NY 10279. Copies of such material can also be obtained from the Public Reference Section of the Commission, 450 Fifth Street, N.W., Washington, D.C. 29549, at prescribed rates.

(d) Financial Statement Schedule.

      The Company hereby files as part of this Form 10-K the consolidated financial statement schedule listed in Item 15(a)(2) above, which is attached hereto.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Fort Lauderdale, Florida on the 24th day of March, 2003.

CITRIX SYSTEMS, INC.

By:	/s/MARK B. TEMPLETON

Mark B. Templeton
President and Chief Executive Officer

POWER OF ATTORNEY AND SIGNATURES

      We, the undersigned officers and directors of Citrix Systems, Inc., hereby severally constitute and appoint Mark B. Templeton and David D. Urbani, and each of them singly, our true and lawful attorneys, with full power to them and each of them singly, to sign for us in our names in the capacities indicated below, all amendments to this report, and generally to do all things in our names and on our behalf in such capacities to enable Citrix Systems, Inc. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on the 24th day of March, 2003.

Signature	Title(s)

/s/ MARK B. TEMPLETON Mark B. Templeton	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ DAVID D. URBANI David D. Urbani	Acting Chief Financial Officer (Principal Financial Officer) and Vice President, Finance (Principal Accounting Officer)

/s/ STEPHEN M. DOW Stephen M. Dow	Chairman of the Board of Directors

/s/ KEVIN R. COMPTON Kevin R. Compton	Director

/s/ TYRONE F. PIKE Tyrone F. Pike	Director

/s/ JOHN W. WHITE John W. White	Director

CERTIFICATIONS

I, Mark B. Templeton, certify that:

1.	I have reviewed this annual report on Form 10-K of Citrix Systems, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ MARK B. TEMPLETON

Mark B. Templeton
Chief Executive Officer
(Principal Executive Officer)

Date: March 24, 2003

CERTIFICATIONS

I, David D. Urbani, certify that:

1.	I have reviewed this annual report on Form 10-K of Citrix Systems, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ DAVID D. URBANI

David D. Urbani
Acting Chief Financial Officer
(Principal Financial Officer)

Date: March 24, 2003

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

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders

Citrix Systems, Inc.

      We have audited the accompanying consolidated balance sheets of Citrix Systems, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Citrix Systems, Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      As discussed in Note 2 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill and certain intangible assets as a result of adopting Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets.

/s/ ERNST & YOUNG LLP

West Palm Beach, Florida

January 14, 2003

CITRIX SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,

	2002	2001

	(In thousands, except
	par value)
Assets
Current assets:
Cash and cash equivalents	$142,700	$139,693
Short-term investments	77,213	77,078
Accounts receivable, net of allowances of $16,538 and $12,069 at 2002 and 2001, respectively	69,471	65,032
Inventories	1,774	3,568
Prepaid taxes	2,128	6,069
Other prepaids and current assets	32,498	21,444
Current portion of deferred tax assets	49,515	33,171

Total current assets	375,299	346,055
Long-term investments	499,491	529,894
Property and equipment, net	76,534	90,110
Goodwill, net	152,364	152,364
Other intangible assets, net	30,849	36,613
Long-term portion of deferred tax assets, net	5,587	25,071
Other assets, net	21,407	28,123

	$1,161,531	$1,208,230

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$92,926	$111,928
Current portion of deferred revenues	95,963	80,573

Total current liabilities	188,889	192,501
Long-term portion of deferred revenues	8,028	5,631
Convertible subordinated debentures	333,549	346,214
Commitments and contingencies
Put warrants	7,340	16,554
Common stock subject to repurchase	9,135	—
Stockholders’ equity:
Preferred stock at $.01 par value: 5,000 shares authorized, none issued and outstanding	—	—
Common stock at $.001 par value: 1,000,000 shares authorized; 197,426 and 196,627 issued at 2002 and 2001, respectively	197	197
Additional paid-in capital	595,959	507,857
Retained earnings	519,797	425,877
Accumulated other comprehensive income (loss)	3,833	(84)

	1,119,786	933,847
Less — common stock in treasury, at cost (29,290 and 11,450 shares in 2002 and 2001, respectively)	(505,196)	(286,517)

Total stockholders’ equity	614,590	647,330

	$1,161,531	$1,208,230

See accompanying notes.

CITRIX SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,

	2002	2001	2000

	(In thousands, except per share
	information)
Revenues:
Revenues	$513,365	$551,799	$430,548
Other revenues	14,083	39,830	39,898

Total net revenues	527,448	591,629	470,446

Cost of revenues:
Cost of revenues (excluding amortization, presented separately below)	19,030	29,848	28,483
Cost of other revenues	—	—	571

Total cost of revenues	19,030	29,848	29,054

Gross margin	508,418	561,781	441,392
Operating expenses:
Research and development	68,923	67,699	50,622
Sales, marketing and support	235,393	224,108	180,384
General and administrative	88,946	85,212	58,685
Amortization of intangible assets	11,296	48,831	30,395
In-process research and development	—	2,580	—
Write-down of technology	—	—	9,081

Total operating expenses	404,558	428,430	329,167

Income from operations	103,860	133,351	112,225
Interest income	30,943	42,006	41,313
Interest expense	(18,163)	(20,553)	(17,099)
Other expense, net	(3,483)	(2,253)	(1,422)

Income before income taxes	113,157	152,551	135,017
Income taxes	19,237	47,291	40,505

Net income	$93,920	$105,260	$94,512

Earnings per common share:
Basic earnings per share	$0.53	$0.57	$0.51

Weighted average shares outstanding	177,428	185,460	184,804

Earnings per common share — assuming dilution:
Diluted earnings per share	$0.52	$0.54	$0.47

Weighted average shares outstanding	179,359	194,498	199,731

See accompanying notes.

CITRIX SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

						Accumulated
	Common Stock			Additional		Other	Treasury Stock		Total	Total
				Paid-In	Retained	Comprehensive			Stockholders’	Comprehensive
	Shares	Amount		Capital	Earnings	Income (loss)	Shares	Amount	Equity	Income

Balance at December 31, 1999	181,093	$181		$309,321	$226,105	$(2,537)	—	$—	$533,070
Exercise of stock options	6,698	7		69,146	—	—	—	—	69,153
Common stock issued under employee stock purchase plan	78	—		1,262	—	—	—	—	1,262
Common stock issued upon debt conversion	3	—		73	—	—	—	—	73
Tax benefit from employer stock plans	—	—		63,923	—	—	—	—	63,923
Proceeds from sale of put warrants	—	—		4,870	—	—	—	—	4,870
Put warrant obligations	—	—		(15,732)	—	—	—	—	(15,732)
Repurchase of common stock	—	—		—	—	—	(3,817)	(76,040)	(76,040)
Cash paid in advance for share repurchase contract, net of shares received	—	—		(81,810)	—	—	—	—	(81,810)
Unrealized loss on available-for-sale securities, net of taxes	—	—		—	—	(406)	—	—	(406)	$(406)
Net income	—	—		—	94,512	—	—	—	94,512	94,512

Total comprehensive income										$94,106

Balance at December 31, 2000	187,872	188		351,053	320,617	(2,943)	(3,817)	(76,040)	592,875
Exercise of stock options	8,541	9		113,331	—	—	—	—	113,340
Common stock issued under employee stock purchase plan	214	—		4,008	—	—	—	—	4,008
Common stock issued upon debt conversion	—	—		2	—	—	—	—	2
Tax benefit from employer stock plans	—	—		28,011	—	—	—	—	28,011
Proceeds from sale of put warrants	—	—		12,019	—	—	—	—	12,019
Put warrant obligations, net of expired put warrants	—	—		(822)	—	—	—	—	(822)
Repurchase of common stock	—	—		—	—	—	(7,633)	(210,477)	(210,477)
Cash paid in advance for share repurchase contract, net of shares received	—	—		255	—	—	—	—	255
Unrealized gain on forward contracts and interest rate swap, net of reclassification adjustments and net of tax	—	—		—	—	84	—	—	84	$84
Unrealized gain on available-for-sale securities, net of tax	—	—		—	—	2,775	—	—	2,775	2,775
Net income	—	—		—	105,260	—	—	—	105,260	105,260

Total comprehensive income										$108,119

Balance at December 31, 2001	196,627	197		507,857	425,877	(84)	(11,450)	(286,517)	647,330
Exercise of stock options	551	1		3,369	—	—	—	—	3,370
Common stock issued under employee stock purchase plan	248	—		1,301	—	—	—	—	1,301
Tax benefit from employer stock plans	—	—		25,735	—	—	—	—	25,735
Proceeds from sale of put warrants	—	—		3,310	—	—	—	—	3,310
Put warrant obligations, net of expired put warrants	—	—		9,215	—	—	—	—	9,215
Repurchase of common stock	—	—		—	—	—	(17,840)	(218,679)	(218,679)
Common stock subject to repurchase	—	—		(9,135)	—	—	—	—	(9,135)
Cash paid in advance for share repurchase contracts, net of shares received and maturities	—	—		54,307	—	—	—	—	54,307
Unrealized gain on forward contracts and interest rate swaps, net of reclassification adjustments and net of tax	—	—		—	—	3,428	—	—	3,428	$3,428
Unrealized gain on available-for-sale securities, net of tax	—	—		—	—	489	—	—	489	489
Net income	—	—		—	93,920	—	—	—	93,920	93,920

Total comprehensive income										$97,837

Balance at December 31, 2002	197,426	$197	*	$595,959	$519,797	$3,833	(29,290)	$(505,196)	$614,590 *

*	Amounts do not add due to rounding

See accompanying notes.

CITRIX SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2002	2001	2000

	(In thousands)
Operating activities
Net income	$93,920	$105,260	$94,512
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	11,296	48,831	30,395
Depreciation and amortization of property and equipment	30,142	30,757	19,853
Realized (gain) loss on the repurchase of convertible subordinated debentures	(1,547)	360	—
Realized gain on the termination of interest rate swap	(3,356)	—	—
Loss on abandonment of fixed assets	2,006	247	—
Realized losses and other-than-temporary decline in fair value of investments	2,095	7,689	—
In-process research and development	—	2,580	—
Write-down of technology	—	—	9,081
Provision for doubtful accounts	3,486	2,784	377
Provision for product returns	25,282	22,533	27,883
Provision for inventory reserves	1,407	2,292	6,932
Deferred income taxes	(4,218)	(1,063)	6,240
Tax benefit related to the exercise of non-statutory stock options and disqualified dispositions of incentive stock options	25,735	28,011	63,923
Accretion of original issue discount and amortization of financing cost	17,711	17,853	16,911

Total adjustments to reconcile net income to net cash provided by operating activities	110,039	162,874	181,595
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(33,205)	(50,665)	(8,625)
Inventories	387	(1,238)	(3,762)
Prepaid expenses and other current assets	(1,387)	12,648	4,614
Other assets	5,661	(12,034)	(2)
Deferred tax assets	6,480	3,534	(8,440)
Accounts payable and accrued expenses	(65)	5,523	18,799
Deferred revenues	17,787	(8,630)	(26,987)
Income taxes payable	(12,514)	12,571	(8,467)

Total changes in operating assets and liabilities, net of effects of acquisitions	(16,856)	(38,291)	(32,870)

Net cash provided by operating activities	187,103	229,843	243,237
Investing activities
Purchases of investments	(364,482)	(553,490)	(569,795)
Proceeds from sales and maturities of investments	393,454	415,633	642,986
Purchases of property and equipment	(19,104)	(60,557)	(43,532)
Proceeds from termination of interest rate swap	3,902	—	—
Cash paid for acquisitions, net of cash acquired	(10,680)	(183,754)	(30,102)
Cash paid for licensing agreement	(3,000)	—	(1,333)

Net cash provided by (used in) investing activities	90	(382,168)	(1,776)
Financing activities
Proceeds from issuance of common stock	4,671	117,350	70,488
Cash paid to repurchase convertible subordinated debentures	(27,773)	(2,141)	—
Cash paid under stock repurchase programs	(164,372)	(210,222)	(157,850)
Proceeds from sale of put warrants	3,310	12,019	4,870
Other	(22)	(13)	(60)

Net cash used in financing activities	(184,186)	(83,007)	(82,552)

Change in cash and cash equivalents	3,007	(235,332)	158,909
Cash and cash equivalents at beginning of year	139,693	375,025	216,116

Cash and cash equivalents at end of year	$142,700	$139,693	$375,025

Supplemental Cash Flow Information

      The Company paid income taxes of approximately $14,222, $7,991 and $9,277 in 2002, 2001 and 2000, respectively. Additionally, the Company paid interest of approximately $4,155, $1,221 and $23 during the years ended December 31, 2002, 2001 and 2000, respectively.

See accompanying notes.

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     ORGANIZATION

      Citrix Systems, Inc. (“Citrix” or the “Company”), a Delaware corporation founded on April 17, 1989, is a leading supplier of corporate application and information access infrastructure software and services that enable the effective and efficient enterprise-wide deployment and management of applications and information, including those designed for Microsoft® Windows® operating systems, for UNIX® operating systems, such as Sun SolarisTM, HP-UX, or IBM®-AIX® (collectively, “UNIX operating systems”) and for Web-based information systems. The Company’s MetaFrame® products permit organizations to provide secure access to Windows based, Web-based and UNIX applications without regard to location, network connection or type of client hardware platforms. The Company markets and licenses its products through multiple channels such as value-added resellers, distributors, system integrators and independent software vendors, managed by the Company’s worldwide sales force.

2.     SIGNIFICANT ACCOUNTING POLICIES

Consolidation Policy

      The consolidated financial statements of the Company include the accounts of its wholly-owned subsidiaries in the Americas, Europe and Asia-Pacific. All significant transactions and balances between the Company and its subsidiaries have been eliminated in consolidation.

Cash and Cash Equivalents

      Cash and cash equivalents at December 31, 2002 include marketable securities, which are primarily municipal securities, money market funds, corporate securities and commercial paper with initial or remaining contractual maturities when purchased of three months or less. The Company minimizes its credit risk associated with cash and cash equivalents by investing primarily in investment grade, highly liquid instruments and periodically evaluating the credit quality of its primary financial institutions.

Investments

      Short and long-term investments at December 31, 2002 primarily consist of corporate securities, government securities and municipal securities. Investments classified as available-for-sale are stated at fair value with unrealized gains and losses, net of taxes, reported in accumulated other comprehensive income (loss). Investments classified as held-to-maturity are stated at amortized cost. The Company does not recognize changes in the fair value of certain investments in income unless a decline in value is considered other-than-temporary.

      From time to time, the Company makes equity investments that are accounted for under the cost method due to the limited extent of the Company’s ownership interest and the lack of the Company’s ability to exert significant influence over the investees. As of December 31, 2002 and 2001, such investments were recorded at the lower of cost or estimated net realizable value. The Company periodically evaluates the carrying value of its investments to determine if there has been any impairment of value that is other-than-temporary. During 2002 and 2001, the Company recorded $2.1 million and $7.7 million, respectively, of losses resulting from sales of available-for-sale securities and other-than-temporary declines in fair value of certain of the Company’s investments. Amounts included in accumulated other comprehensive income (loss) in prior periods are reclassified to earnings using the specific identification method. At December 31, 2002, the Company’s remaining equity investments were approximately $0.2 million.

      The Company minimizes its credit risk associated with investments by investing primarily in investment grade, highly liquid securities. The Company maintains investments with various financial institutions and the Company’s policy is designed to limit exposure to any one institution depending on credit quality. Periodic

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

evaluations of the relative credit standing of those financial institutions are considered in the Company’s investment strategy.

      At December 31, 2002, approximately $63 million in investment securities were pledged as collateral for specified obligations under the Company’s synthetic lease. In addition, at December 31, 2002, approximately $109 million in investment securities were pledged as collateral for the Company’s credit default contracts. The Company maintains the ability to manage the composition of the pledged investments. Accordingly, these securities are not reflected as restricted investments in the accompanying consolidated balance sheets. For further information see Notes 10 and 13.

      The Company relies on third party valuations to adjust the carrying value of certain of its investments and derivative instruments to fair value at the end of each period. Fair values are based on valuation models that use market quotes and, for certain investments, assumptions as to the creditworthiness of the entities issuing those underlying investments.

Accounts Receivable

      Substantially all of the Company’s accounts receivable are due from value-added resellers and distributors of computer software. Collateral is not required. Credit losses and expected product returns are provided for in the consolidated financial statements and have been within management’s expectations. If the financial condition of a significant distributor or customer were to deteriorate, the Company’s operating results could be adversely affected. One distributor accounted for approximately 7% and 14% of gross accounts receivable at December 31, 2002 and 2001, respectively. No other distributor or customer accounted for more than 10% of gross accounts receivable.

Inventories

      Inventories, consisting primarily of raw materials, are stated at the lower of cost (determined by the first-in, first-out method) or market. When necessary, a provision has been made to reduce obsolete or excess inventories to market.

Property and Equipment

      Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which is generally three years for computer equipment, software, office equipment and furniture, the lesser of the lease term or five years for leasehold improvements, seven years for the enterprise resource planning system and 40 years for buildings. Assets under capital leases are amortized over the shorter of the asset life or the remaining lease term. Amortization of assets under capital leases is included in depreciation expense. Accumulated amortization of equipment under capital leases approximated $0.4 million at December 31, 2002 and 2001, respectively.

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Property and equipment consist of the following:

	December 31,

	2002	2001

	(In thousands)
Buildings	$17,781	$17,583
Computer equipment	53,109	50,561
Software	40,312	38,028
Equipment and furniture	17,062	13,250
Leasehold improvements	29,277	25,930
Land	9,062	9,062
Equipment under capital leases	411	451

	167,014	154,865
Less accumulated depreciation and amortization	(90,480)	(64,755)

	$76,534	$90,110

Long-Lived Assets

      The Company reviews for impairment of long-lived assets and certain identifiable intangible assets to be held and used whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use is based on the fair value of the asset. Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. During 2002, the Company recognized $2.0 million in asset impairment charges primarily due to the consolidation of certain of its offices resulting in the abandonment of certain leasehold improvements. These charges are reflected in operating expenses in the accompanying consolidated statements of income and primarily related to the Americas geographic segment. As of December 31, 2002, we have determined that there were no other triggering events requiring additional impairment analysis.

Software Developed or Obtained for Internal Use

      The Company accounts for internal use software pursuant to Statement of Position No. (“SOP”) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Pursuant to the SOP, the Company capitalizes external direct costs of materials and services used in the project and internal costs such as payroll and benefits of those employees directly associated with the development of the software. The amount of costs capitalized in 2002 and 2001 relating to internal use software were $3.4 million and $16.7 million, respectively, consisting principally of purchased software and services provided by external vendors. These costs are being amortized over the estimated useful life of the software developed, which is generally three to seven years and are included in property and equipment in the accompanying consolidated balance sheets.

Software Development Costs

      Statement of Financial Accounting Standard (“SFAS”) No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, requires certain software development costs to be capitalized upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment by manage-

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ment with respect to certain external factors such as anticipated future revenue, estimated economic life, and changes in software and hardware technologies. Software development costs incurred beyond the establishment of technological feasibility have not been significant.

Goodwill and other intangible assets

      Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. As a result of adopting SFAS No. 142, the Company’s goodwill and certain intangible assets are no longer amortized, but are subject to an annual impairment test. In accordance with SFAS No. 142, the Company ceased amortizing goodwill with a net book value at January 1, 2002 of $152.4 million, including $10.1 million of acquired workforce previously classified as purchased intangible assets. There was no impairment of goodwill or other intangible assets as a result of adopting SFAS No. 142 or the annual impairment completed during the fourth quarter of 2002. Excluding goodwill, the Company has no intangible assets deemed to have indefinite lives. Substantially all of the Company’s goodwill at December 31, 2002 was associated with the Americas reportable segment. See Note 12 for segment information.

      The following table provides a reconciliation of reported net income for the years ended December 31, 2001 and 2000 to net income adjusted as if SFAS No. 142 had been applied as of the beginning of 2000. Some amounts may not add due to rounding.

	Year Ended December 31,

	2001	2000

	(In thousands, except per
	share amounts)
Net income as reported	$105,260	$94,512
Goodwill amortization, net of taxes	33,659	15,661

Adjusted net income	$138,919	$110,173

BASIC EARNINGS PER SHARE:
Earnings per share as reported	$0.57	$0.51
Goodwill amortization, net of taxes	0.18	0.08

Adjusted earnings per share	$0.75	$0.60

DILUTED EARNINGS PER SHARE:
Earnings per share as reported	$0.54	$0.47
Goodwill amortization, net of taxes	0.17	0.08

Adjusted earnings per share	$0.71	$0.55

Intangible Assets

      Intangible assets are recorded at cost, less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally three to five years, except for patents, which are amortized over 10 years. In accordance with SFAS No. 86, the Company carries core and product technology at net realizable value and reviews this technology for impairment on a periodic basis by comparing the estimated net realizable value to the unamortized cost of the technology. There has been no impairment of these assets to date.

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Intangible assets consist of the following (in thousands):

	December 31, 2002		December 31, 2001

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized intangible assets:
Core and product technologies	$81,686	$52,056	$76,686	$41,245
Other	8,460	7,241	7,928	6,756

Total	$90,146	$59,297	$84,614	$48,001

Estimated future annual amortization expense is as follows (in thousands):
Year ending December 31,
2003				$11,685
2004				8,894
2005				7,600
2006				2,074
2007				124

Revenue Recognition

      The Company markets and licenses software products through value-added resellers, channel distributors, system integrators and independent software vendors, managed by the Company’s worldwide sales force. The Company’s software licenses are generally perpetual, and are delivered by means of traditional packaged products and electronically, typically under volume-based licensing programs. The Company’s packaged products are typically purchased by medium and small-sized businesses with fewer locations and the software license is delivered with the packaged product.

      Volume-based license arrangements are used with more complex multi-server environments typically found in larger business enterprises that deploy the Company’s products on a department or enterprise-wide basis, which could require differences in product features and functionality at various customer locations. The end-customer license agreement with enterprise customers is typically customized based on these factors. Once the Company receives a purchase order from the channel distributor, the volume-based licenses are electronically delivered to the customer with “software activation keys” that enable the feature configuration ordered by the end-customer. Depending on the size of the enterprise, software may be delivered indirectly by the channel distributor or directly by the Company pursuant to a purchase order from the channel distributor.

      Revenue is recognized when it is earned. The Company’s revenue recognition policies are in compliance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2 (as amended by SOP 98-4 and SOP 98-9) and related interpretations, Software Revenue Recognition. The Company recognizes revenue when all of the following criteria are met: persuasive evidence of the arrangement exists; delivery has occurred and the Company has no remaining obligations; the fee is fixed or determinable; and collectibility is probable. The Company defines these four criteria as follows:

•	Persuasive evidence of the arrangement exists. The Company recognizes revenue on packaged product upon shipment to distributors and resellers. For packaged product sales, it is the Company’s customary practice to require a purchase order from distributors who have previously negotiated a master packaged product distribution or resale agreement. For volume-based licensing, the Company typically requires a purchase order from the distributor or reseller and an executed standard software license agreement from the end-customer. The Company requires a purchase order for training and services.

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Delivery has occurred and the Company has no remaining obligations. The Company’s standard delivery method is free-on-board shipping point. Consequently, it considers delivery of packaged product to have occurred when the products are shipped to distributors pursuant to an agreement and purchase order. The Company considers delivery of licenses under electronic licensing agreements to have occurred when the related products are shipped and the end-customer has been electronically provided with the licenses that include the activation keys that allow the end-customer to take immediate possession of the software. For training and service revenue recognition, the Company fulfills its obligation when the services are performed.

•	The fee is fixed or determinable. In the normal course of business, the Company does not provide end-customers the right to a refund of any portion of their license fees or extended payment terms. When the Company sells its software products separately, vendor specific objective evidence (“VSOE”) is determined by the price charged for each product. In software arrangements that include the rights to multiple software products, post-contract customer support (“PCS”) and/or other services, the Company allocates the total arrangement fee among each deliverable based on the relative fair value of each of the deliverables based on VSOE. If management cannot objectively determine the fair value of each undelivered element based on VSOE, revenue recognition is deferred until all elements are delivered, all services have been performed, or until fair value can be objectively determined.

•	Collectibility is probable. The Company determines collectibility on a customer-by-customer basis. The Company typically sells to distributors or resellers for whom there are histories of successful collection. New customers are subject to a credit review process that evaluates the customers’ financial position and ultimately their ability to pay. Customers are subject to an ongoing credit review process. If the Company determines from the outset of an arrangement that collectibility is not probable, revenue recognition is deferred until customer payment is received and the other parameters of revenue recognition described above have been achieved. Management’s judgment is required in assessing the probability of collection, which is generally based on evaluation of customer specific information, historical experience and economic market conditions. If market conditions decline, or, if the financial condition of distributors or end-customers deteriorates, the Company may be unable to determine that collectibility is probable, and it could be required to defer the recognition of revenues until the Company receives customer payment.

      For certain software products that are only sold bundled with PCS, the Company allocates revenue to the delivered software product using the residual method. Under the residual method, the Company does not sell the software products separately and thus is generally unable to determine VSOE of fair value for the product. Therefore, the Company allocates discounts inherent in the arrangement entirely to the software product and the portion of the fee initially allocated to PCS and deferred is generally higher than in arrangements with established VSOE for the software product. Depending on future product releases or changes in customer demand, the Company may offer additional products that are only sold bundled with PCS. If the Company does this, the use of the residual method will become more prevalent, which could impact the timing of revenue recognition since more of the sales proceeds would be allocated to the PCS portion of the arrangement and recognized over the PCS period. The Company also sells PCS separately through the Subscription Advantage renewal program, and it determines VSOE by the renewal price charged. The Company bases technical service and PCS revenues from customer maintenance fees for ongoing customer support and product updates and upgrades on the price charged or derived value of the undelivered elements and are recognized ratably over the term of the contract, which is typically 12 to 24 months. The Company includes technical service revenues in net revenues in the consolidated statements of income.

      In the normal course of business, the Company does not permit product returns, but it does provide most of its distributors and value added resellers with stock balancing and price protection rights. Stock balancing rights permit distributors to return products to the Company, subject to ordering an equal dollar amount of products.

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Price protection rights require that the Company grant retroactive price adjustments for inventories of its products held by distributors or resellers if it lowers prices for such products. The Company establishes provisions for estimated returns for stock balancing and price protection rights, as well as other sales allowances, concurrently with the recognition of revenue. The provisions are established based upon consideration of a variety of factors, including, among other things, historical return rates for both specific products and distributors, estimated distributor inventory levels by product, the impact of any new product releases and projected economic conditions. Actual product returns for stock balancing and price protection provisions incurred are, however, dependent upon future events, including the amount of stock balancing activity by distributors and the level of distributor inventories at the time of any price adjustments. The Company continually monitors the factors that influence the pricing of its products and distributor inventory levels and makes adjustments to these provisions when it believes actual returns and other allowances could differ from established reserves. The Company’s ability to recognize revenues upon shipment to distributors is predicated on its ability to reliably estimate future product returns and rotation. If actual return experience or changes in market condition impairs the Company’s ability to estimate returns and rotation, it would be required to defer the recognition of revenue until the delivery of the product to the end-user customer. Allowances for estimated product returns amounted to approximately $10.5 million at December 31, 2002 and $8.3 million at December 31, 2001. The Company has not reduced and has no current plans to reduce its prices for inventory currently held by distributors or resellers. Accordingly, there were no reserves required for price protection at December 31, 2002 or 2001. The Company records estimated reductions to revenue for customer programs and incentive offerings including volume-based incentives. If market conditions were to decline, the Company could take actions to increase its customer incentive offerings and possibly result in an incremental reduction to its revenue at the time the incentive is offered.

      The Company provides consulting services to certain license customers. The services consist of network configuration and optimization and are typically performed prior to the customers’ purchase and implementation of the Company’s software products. Services are not essential to the functionality of the Company’s software and do not constitute modifications to the Company’s software. Revenue from services, support arrangements and training programs and materials, which totaled $44.5 million, $40.7 million and $30.4 million for the years ended December 31, 2002, 2001 and 2000, respectively, is recognized when the services are provided and the other criteria of revenue recognition have been met. Such items are included in net revenues. The costs for providing consulting services are included in cost of sales. The costs of providing training and services are included in sales, marketing and support expenses.

      In May 1997, the Company entered into a five year joint license, development and marketing agreement with Microsoft Corporation (“Microsoft”) (as amended, the “Microsoft Development Agreement”), pursuant to which the Company licensed its multi-user Windows NT extensions to Microsoft for inclusion in certain versions of Windows NT server software. Revenue from the Microsoft Development Agreement was recognized ratably over the five-year term of the contract, which expired in May 2002. Revenues recognized pursuant to the Microsoft Development Agreement are included in other revenues in the accompanying consolidated statements of income.

Product Concentration

      The Company derives a substantial portion of its revenues from one software product and anticipates that this product and future derivative products and product lines based upon this technology, if any, will constitute a majority of its revenue for the foreseeable future. The Company could experience declines in demand for products, whether as a result of general economic conditions, new competitive product releases, price competition, lack of success of its strategic partners, technological change or other factors.

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cost of Revenues

      Cost of revenues consist primarily of compensation and other personnel-related costs of providing consulting services, as well as, the cost of royalties, product media and duplication, manuals, packaging materials and shipping expense. The Company is a party to licensing agreements with various entities, which give the Company the right to use certain software code in its products or in the development of future products in exchange for the payment of a fixed fee or certain amounts based upon the sales of the related product. The licensing agreements generally have terms ranging from one to five years, and generally include renewal options. However, some agreements may be perpetual unless expressly terminated. Royalties and other costs related to these agreements are included in cost of revenues. All development costs incurred in connection with the Microsoft Development Agreement, were expensed as incurred as cost of other revenues. The Company’s cost of revenues excludes amortization of acquired core and product technologies, which is included in amortization of intangible assets in the accompanying consolidated statements of income.

Foreign Currency

      The functional currency of each of the Company’s wholly-owned foreign subsidiaries is the U.S. dollar. Assets and liabilities of the subsidiaries are remeasured into U.S. dollars at year-end exchange rates, and revenues and expenses are remeasured at average rates prevailing during the year. Remeasurement and foreign currency transaction losses of approximately $1.1 million, $2.4 million and $0.1 million for the years ended December 31, 2002, 2001, and 2000, respectively, are included in other expense, net in the accompanying consolidated statements of income.

Derivatives and Hedging Activities

      In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations and amendments, the Company records derivatives as either assets or liabilities on the balance sheet and measures those instruments at fair value. Derivatives not designated as hedging instruments, if any, are adjusted to fair value through earnings as other income (expense) in the current period. For derivatives that are designated as and qualify as effective cash flow hedges, the portion of gain or loss on the derivative instrument effective at offsetting changes in the hedged item is reported as a component of accumulated other comprehensive income (loss) and reclassified into earnings as operating income (expense) when the hedged transaction affects earnings. For derivative instruments that are designated as and qualify as effective fair value hedges, the gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk is recognized in current earnings as interest income (expense) during the period of the change in fair values. The application of the provisions of SFAS No. 133 could impact the volatility of earnings.

      The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes attributing all derivatives that are designated as cash flow hedges to floating rate assets or liabilities or forecasted transactions and attributing all derivatives that are designated as fair value hedges to fixed rate assets or liabilities. The Company also formally assesses, both at the inception of the hedge and on an ongoing basis, whether each derivative is highly effective in offsetting changes in cash flows or fair value of the hedged item. Fluctuations in the value of the derivative instruments are generally offset by changes in the hedged item; however, if it is determined that a derivative is not highly effective as a hedge or if a derivative ceases to be a highly effective hedge, the Company will discontinue hedge accounting prospectively for the affected derivative.

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Advertising Expense

      The Company expenses advertising costs as incurred. The Company has cooperative advertising agreements with certain distributors and resellers whereby the Company will reimburse distributors and resellers for qualified advertising of Citrix products. Reimbursement is made once the distributor or reseller provides substantiation of qualified expenditures. The Company estimates the impact of this program and recognizes it at the time of product sale as a component of sales, marketing and support expenses in the accompanying consolidated statements of income. The Company recognized advertising expenses of approximately $10.0 million, $11.1 million and $10.7 million, during the years ended December 31, 2002, 2001 and 2000, respectively.

Income Taxes

      The Company is required to estimate income taxes in each of the jurisdictions in which it operates as part of the process of preparing the consolidated financial statements. Deferred income tax assets and liabilities are determined based upon differences between the financial statement and income tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The realization of deferred tax assets is based on historical tax positions and expectations about future taxable income. Valuation allowances are recorded related to deferred tax assets if their realization does not meet the “not more likely than not” criteria of SFAS No. 109, Accounting for Income Taxes. Except for amounts previously provided for in the consolidated financial statements, earnings of overseas subsidiaries are considered permanently reinvested.

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant estimates made by management include the provision for doubtful accounts receivables, provision for sales returns and stock rotation, valuation of the Company’s goodwill and acquired workforce, net realizable value of core and product technology and the amortization and depreciation periods for intangible and long-lived assets. While the Company believes that such estimates are fair when considered in conjunction with the consolidated financial position and results of operations taken as a whole, the actual amounts of such estimates, when known, will vary from these estimates.

Accounting for Stock-Based Compensation

      SFAS No. 123, Accounting for Stock-Based Compensation, defines a fair value method of accounting for issuance of stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Pursuant to SFAS No. 123, companies are not required to adopt the fair value method of accounting for employee stock-based transactions. Companies are permitted to account for such transactions under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, but are required to disclose in a note to the consolidated financial statements pro forma net income and per share amounts as if a company had applied the methods prescribed by SFAS No. 123.

      The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans, stock options granted to employees and non-employee directors and has complied with the disclosure requirements of SFAS No. 123. Except for non-employee directors, the Company has not granted any options to non-employees. See Note 6 for more information regarding the Company’s stock option plans.

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings Per Share

      Dilutive common share equivalents consist of shares issuable upon the exercise of certain stock options (calculated using the treasury stock method) and put warrants (calculated using the reverse treasury stock method). All common share and per share data, except par value per share, have been retroactively adjusted to reflect the two-for-one stock split of the Company’s Common Stock effective February 16, 2000, which is further discussed in Note 7.

Reclassifications

      Certain reclassifications of the prior years’ financial statements have been made to conform to the current year’s presentation.

3.     ACQUISITIONS

      In April 2001, the Company completed the acquisition of Sequoia Software Corporation (“Sequoia”) for approximately $182.6 million. A portion of the purchase price was allocated to in-process research and development (“IPR&D”), which the Company concluded had not reached technological feasibility and for which there was no alternative future use after taking into consideration the potential use of technologies in different products, the stage of development and life cycle of each project, resale of the software and internal use. The value of the respective purchased IPR&D was expensed at the time of the transaction and resulted in a pre-tax charge to the Company’s operations of approximately $2.6 million in 2001.

      In February 2000, the Company acquired all of the operating assets of the Innovex Group, Inc. (“Innovex”) for approximately $47.8 million. At the date of acquisition, the Company paid approximately $28.7 million in consideration and $0.2 million in transaction costs, respectively. Pursuant to the acquisition agreement, the remaining purchase consideration, plus interest, was contingently payable based on future events. During 2001, these contingencies were met, resulting in approximately $16.2 million of additional purchase price and $2.9 million in compensation to the former owners. Pursuant to the acquisition agreement, payment of $10.5 million of the contingent amounts and associated interest was made in August 2001 and $10.7 million was paid in 2002. There are no remaining contingent obligations.

      Each acquisition was accounted for under the purchase method of accounting. The consolidated financial statements reflect the operations of the acquired businesses for the periods after their respective dates of acquisition. The purchase consideration was allocated to the acquired assets and liabilities based on fair values as follows:

	Innovex	Sequoia

	(In thousands)
Net assets acquired	$2,259	$10,058
Purchased identifiable intangibles	9,908	46,775
Purchased in-process research and development	—	2,580
Goodwill	32,944	123,157

Total purchase consideration	$45,111	$182,570

      During the fourth quarter of 2000, the Company did not believe that there were sufficient projected cash flows or alternative future uses to support the net book value of core technology associated with certain acquisitions made prior to 2000. As a result, the Company wrote off $9.1 million of certain core technology as of December 31, 2000.

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.     CASH AND INVESTMENTS

      The summary of the Company’s cash and cash equivalents and investments consists of the following:

	December 31,

	2002	2001

	(In thousands)
Cash and cash equivalents:
Cash	$35,377	$55,209
Municipal securities	60,953	16,855
Money market funds	35,573	20,515
Corporate securities	9,769	39,482
Commercial paper	1,028	3,682
Government securities	—	3,950

Cash and cash equivalents	$142,700	$139,693

Short-term investments:
Corporate securities	$44,355	$68,912
Government securities	29,781	3,990
Municipal securities	3,077	4,176

Short-term investments	$77,213	$77,078

Long-term investments:
Corporate securities	$351,065	$503,138
Government securities	124,906	22,063
Municipal securities	23,294	3,132
Other	226	1,561

Long-term investments	$499,491	$529,894

      The unrealized gain (loss) associated with each individual category of cash and investments was not significant for either of the periods presented.

      In December 2000, the Company invested $158.1 million in a trust managed by an investment advisor. The purpose of the trust is to maintain sufficient liquidity in the event that the Company’s debentures are redeemed in March 2004. The Company’s investment in the trust matures on March 22, 2004, and comprises all of the trust’s assets. The trust’s assets primarily consist of AAA-rated zero-coupon corporate securities. The trust entered into a credit risk swap agreement with the investment advisor, which effectively increased the yield on the trust’s assets and for which value the trust assumed the credit risk of ten investment-grade companies. The effective yield of the trust, including the credit risk swap agreement, is 6.72% and the principal balance will accrete to $195 million in March 2004. The Company records its investment in the trust and the underlying investments and swap as held-to-maturity zero-coupon corporate security in its consolidated financial statements. The Company does not recognize changes in the fair value of the held-to-maturity investment unless a decline in the fair value of the trust is other-than-temporary, in which case the Company would recognize a loss in earnings. The Company’s investment is at risk to the extent that one of the underlying corporate securities has a credit event resulting in non-payment to the counterparty that may include bankruptcy, dissolution, or insolvency of the issuers. There have been no losses associated with the trust’s underlying corporate securities to date. The amortized cost of the Company’s investment in the trust was approximately $180.4 million at December 31, 2002 and $169.0 million at December 31, 2001, which was

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

classified as long-term corporate investments in our consolidated balance sheets. At December 31, 2002, the fair value of the trust’s assets was $180.2 million.

      Other than the Trust investments described above, the Company’s short and long-term investments are classified as available-for-sale and are recorded at fair value. Gross realized gains and gross realized losses on sales of securities and other-than-temporary write downs of investments classified as available-for-sale, using the specific identification method, were $0.7 million and $2.8 million, respectively, for the year ended December 31, 2002 and $8.1 million and $7.7 million respectively, for the year ended December 31, 2001. At December 31, 2002, the average original contractual maturity of the Company’s short-term available-for-sale investments was approximately 17 months. The Company’s long-term available-for-sale investments at December 31, 2002 include $297.2 million of investments with original contractual maturities ranging from one to five years, $20.5 million of investments with original contractual maturities ranging from five to 10 years and $1.1 million of investments with contractual maturities of 35 years. The average remaining maturities of the Company’s short and long-term available-for-sale investments at December 31, 2002 was four and 42 months, respectively. The Company also owns $0.2 million in equity investments not due at a single maturity date classified as long-term investments.

      During 2002 the Company invested in two instruments with an aggregate amount of $38 million that include structured credit risk features whereby the Company’s investment is at risk to the extent that several of the underlying corporate securities, above specified threshold amounts, have credit events that result in a loss to the counterparty that may include bankruptcy, dissolution or insolvency of the issuers. The risk level of these instruments is equivalent to an “AA” single security. There have been no credit events associated with the underlying corporate securities to date. If, in the future, one of these instruments has credit events, which would accrue to the Company, the Company’s investment will be reduced to fund the loss, not to exceed the principal value of the investment.

      The change in net unrealized securities gains (losses) recognized in other comprehensive income includes unrealized gains (losses) that arose from changes in market value of securities that were held during the period and gains (losses) that were previously unrealized, but have been recognized in current period net income due to sales of available-for-sale securities. This reclassification has no effect on total comprehensive income or stockholders’ equity and was immaterial for all periods presented.

      In connection with the Company’s efforts to manage the credit quality and maturities of its investment portfolio, during 2001 the Company sold corporate debt securities with an accreted value of $165.5 million that were previously designated as held-to-maturity and purchased higher credit quality corporate debt securities with interest rates that reset quarterly. Additionally, during 2001, the Company terminated a forward bond purchase agreement previously designated as a hedge of forecasted purchases of corporate security investments. The sale of securities and the termination of the forward bond purchase agreement resulted in a realized gain of approximately $8.0 million, which is included in other expense, net in the 2001 consolidated statement of income.

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.     ACCOUNTS PAYABLE AND ACCRUED EXPENSES

      Accounts payable and accrued expenses consist of the following:

	December 31,

	2002	2001

	(In thousands)
Accounts payable	$11,913	$10,635
Accrued compensation and employee benefits	19,200	17,510
Accrued cooperative advertising and marketing programs	11,872	20,368
Accrued taxes	20,543	35,885
Other	29,398	27,530

	$92,926	$111,928

6.     EMPLOYEE STOCK COMPENSATION AND BENEFIT PLANS

Stock Compensation Plans

      As of December 31, 2002, the Company has five stock-based compensation plans, which are described below. The Company grants stock options for a fixed number of shares to employees with an exercise price equal to or above the fair value of the shares at the date of grant. As mentioned in Note 2, the Company applies the intrinsic value method under APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock plans and its stock purchase plan. However, the impact on the Company’s financial statements from the use of options is reflected in the calculation of earnings per share in the form of dilution (see Note 14).

      The Company has elected to follow APB Opinion No. 25 because the alternative fair value accounting provided for under SFAS No. 123 requires use of option valuation models, including the Black-Scholes model, that were developed for use with traded options which have no vesting restrictions and are fully transferable, as opposed to employee stock options, which are typically non-transferable and last up to ten years. Currently, management believes there is not one agreed upon option valuation method that is comparable among all reporting companies. Specifically, the Black-Scholes model requires the input of highly subjective assumptions, including assumptions related to the expected stock price volatility over the expected life of the option. Because the Company’s stock-based awards to employees have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing pricing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards to employees. Since the Black-Scholes model is based on statistical expectations, the calculation can result in substantial earnings volatility that may not agree, as to timing or amount, with the actual gain or loss accrued or realized by the option holder.

      Had compensation cost for the Company’s five stock-based compensation plans been determined based on the fair value at the grant dates for grants under those plans consistent with the method of SFAS No. 123,

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company’s cash flows would have remained unchanged, however net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	2002	2001	2000

	(In thousands, except per share
	information)
Net income (loss)
As reported	$93,920	$105,260	$94,512

Pro forma	$(61,852)	$(41,188)	$(38,036)

Basic earnings (loss) per share
As reported	$0.53	$0.57	$0.51

Pro forma	$(0.35)	$(0.22)	$(0.21)

Diluted earnings (loss) per share
As reported	$0.52	$0.54	$0.47

Pro forma	$(0.35)	$(0.22)	$(0.21)

      For purposes of the pro forma calculations, the fair value of each option is estimated on the date of the grant using the Black-Scholes option-pricing model, assuming no expected dividends and the following assumptions:

	2002 Grants	2001 Grants	2000 Grants

Expected volatility factor	0.69	0.60	0.80
Approximate risk free interest rate	4.0%	5.0%	6.0%
Expected lives	4.60 years	4.68 years	4.64 years

      Volatility is a measure of the amount by which a stock price is expected to fluctuate during the expected life of the option. Much of the value of a stock option is derived from its potential for appreciation. This potential is reflected in the volatility of the underlying stock, which can be measured by periodic changes in the historical stock price. The higher the volatility, the higher the fair value of the option.

      The risk-free interest rate represents the current rate associated with zero coupon U.S. Government securities with a remaining term equal to the expected life of the options being valued. The risk-free interest rate is used in determining the stock’s forward value, and only modestly impacts the fair value of the option. The higher the risk-free interest rate, the higher the fair value of the option.

      The expected life of the option is a measure of the amount of time it is expected to take for an employee to exercise their option. Estimating expected lives involves consideration of several factors, including the characteristics of employees receiving the option awards, the vesting period of the awards, historical exercise patterns of employees, and the expected volatility of the underlying stock. The longer the expected life, the more time the option holder has available to allow the stock price to increase, and thus the higher the option’s fair value.

      The determination of the fair value of all options is based on the assumptions described in the preceding paragraphs, and because additional option grants are expected to be made each year and forfeitures will occur when employees leave the Company, the above pro forma disclosures are not representative of pro forma effects on reported net income (loss) for future years.

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fixed Stock Option Plans

      The Company’s amended and restated 1995 Stock Plan (the “1995 Plan”) was originally adopted by the Board on September 28, 1995 and approved by the Company’s stockholders in October 1995. Under the terms of the 1995 Plan the Company is authorized to grant incentive stock options (“ISOs”) and nonqualified stock options (“NSOs”), make stock awards and provide the opportunity to purchase stock to employees, directors and officers and consultants of the Company. The 1995 Plan, as amended, provides for the issuance of a maximum of 69,945,623 (as adjusted for stock splits) shares of Common Stock, plus, effective January 1, 2001 and each year thereafter, a number of shares of Common Stock equal to 5% of the total number of shares of Common Stock issued and outstanding as of December 31 of the preceding year. Under the 1995 Plan, a maximum of 60,000,000 ISOs may be granted and ISOs must be granted at exercise prices no less than market value at the date of grant, except for ISOs granted to employees who own more than 10% of the Company’s combined voting power, for which the exercise prices will be no less than 110% of the market value at the date of grant. NSOs, stock awards or stock purchases may be granted or authorized, as applicable, at prices no less than the minimum legal consideration required. Under the 1995 Plan, as amended, ISOs must be granted at exercise prices no less than market value at the date of grant, provided however, that if an NSO is expressly granted in lieu of a reasonable amount of salary or cash bonus, the exercise price may be equal to or greater than 85% of the fair market value at the date of such grant. ISOs and NSOs expire ten years from the date of grant. All options are exercisable upon vesting. The options typically vest over four years at a rate of 25% of the shares underlying the option one year from the date of grant and at a rate of 2.08% monthly thereafter.

      The Company’s amended and restated 2000 Director and Officer Stock Option and Incentive Plan (the “2000 Plan”) was originally adopted by the Board of Directors and approved by the Company’s stockholders on May 18, 2000. Under the terms of the 2000 Plan, the Company is authorized to make stock awards, provide eligible individuals with the opportunity to purchase stock, grant ISOs and grant NSOs to officers and directors of the Company. The 2000 Plan provides for the issuance of up to 4,000,000 shares, plus, effective on January 1, 2001, on January 1 of each year, a number of shares of Common Stock equal to one-half of one percent (0.5%) of the total number of shares of Common Stock issued and outstanding as of December 31 of the preceding year. Notwithstanding the foregoing, no more than 3,000,000 shares of Common Stock may be issued pursuant to the exercise of incentive stock options granted under the 2000 Plan. Under the 2000 Plan, ISOs must be granted at exercise prices no less than market value at the date of grant, provided however, that if an NSO is expressly granted in lieu of a reasonable amount of salary or cash bonus, the exercise price may be equal to or greater than 85% of the fair market value at the date of such grant. ISOs and NSOs expire ten years from date of grant. All options are exercisable upon vesting. The options typically vest over four years at a rate of 25% of the shares underlying the option one year from date of grant and at a rate of 2.08% monthly thereafter.

      The amended and restated 1995 Non-Employee Director Stock Option Plan (the “Director Option Plan”) was adopted by the Board of Directors on September 28, 1995 and approved by the Company’s stockholders in October 1995. The Director Option Plan provides for the grant of options to purchase a maximum of 3,600,000 (as adjusted for stock splits) shares of Common Stock of the Company to non-employee directors of the Company.

      Under the current terms of the Director Option Plan, each director who is not also an employee of the Company and who is first elected as a director will receive, upon the date of his or her initial election, an option to purchase 60,000 shares of Common Stock. Such options will vest at a rate of 33.33% per year from the date of the grant for the first year and vest at a rate of 2.78% monthly thereafter. In addition, in the calendar year following a director’s first election to the Board of Directors, on the first business day of the month following the Annual Stockholders’ meeting, such director would receive an additional option to purchase 20,000 shares of Common Stock, which shall vest at a rate of 8.33% per month, provided such

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

director continues to serve on the Board of Directors at the time of grant. All options granted under the Director Option Plan have an exercise price equal to the fair market value of the Common Stock on the date of grant and a term of ten years from the date of grant. Options are exercisable to the extent vested only while the optionee is serving as a director of the Company or within 90 days after the optionee ceases to serve as a director of the Company.

      The Company’s 1989 Stock Option Plan (the “1989 Plan”) as amended, permitted the Company to grant ISOs and NSOs to purchase up to 25,256,544 (as adjusted for stock splits) shares of the Company’s Common Stock. Under the 1989 Plan, options may be granted at exercise prices no less than market value at the date of grant. All options are fully exercisable from the date of grant and are subject to a repurchase option in favor of the Company which lapses as to 25.00% of the shares underlying the option one year from the date of grant and as to 2.08% monthly thereafter. If the purchaser of stock pursuant to the 1989 Plan is terminated from employment with the Company, the Company has the right and option to purchase from the employee, at the price paid for the shares by the employee, the number of unvested shares at the date of termination. No shares have been repurchased under this Plan. Effective November 1999 no further options may be granted under this Plan.

      A summary of the status and activity of the Company’s stock option plans is as follows:

	Year Ended December 31,

	2002		2001		2000

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	39,596,278	$28.92	43,288,840	$25.67	42,358,350	$18.28
Granted at market value	9,274,497	9.98	8,351,092	30.68	12,671,582	42.38
Granted above market value	355,626	17.92	—	—	—	—
Exercised	(550,791)	6.12	(8,545,575)	13.27	(6,692,488)	10.32
Forfeited	(7,455,093)	30.86	(3,498,079)	31.06	(5,048,604)	25.65

Outstanding at end of year	41,220,517	24.51	39,596,278	28.92	43,288,840	25.67

Options exercisable at end of year	24,101,550	27.01	18,140,094	26.02	14,364,325	16.49

Weighted-average fair value of options granted during the year at market value		5.80		$16.63		$28.07
Weighted-average fair value of options granted during the year above market value		8.57		—		—

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Information about stock options outstanding as of December 31, 2002 is as follows:

	Options Outstanding			Options Exercisable

		Weighted
	Options	Average	Weighted	Options	Weighted
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise Prices	December 31, 2002	Contractual Life	Exercise Price	December 31, 2002	Exercise Price

$ 0.13 to $ 5.60	4,814,448	8.31	$4.87	914,872	$1.75
$ 5.84 to $ 13.31	4,750,650	6.97	$9.40	2,812,680	$9.68
$13.55 to $ 15.34	3,782,130	7.51	$15.09	1,746,230	$14.98
$15.34 to $ 16.94	4,629,666	7.18	$15.98	2,966,322	$16.03
$17.39 to $ 21.67	3,741,623	7.09	$19.47	2,536,552	$19.67
$22.19 to $ 24.38	4,125,217	7.13	$23.26	2,953,269	$23.31
$24.39 to $ 25.55	4,414,087	6.62	$25.41	3,540,743	$25.43
$25.69 to $ 35.01	3,414,456	7.52	$30.34	2,090,999	$30.11
$35.49 to $ 44.66	3,739,886	8.22	$37.44	1,827,503	$39.47
$48.44 to $104.00	3,808,354	7.13	$75.19	2,712,380	$75.41

	41,220,517	7.36	$24.51	24,101,550	$27.01

Stock Purchase Plan

      The amended and restated 1995 Employee Stock Purchase Plan (the “1995 Purchase Plan”) was originally adopted by the Board of Directors on September 28, 1995 and approved by the Company’s stockholders in October 1995. The 1995 Purchase Plan provides for the issuance of a maximum of 9,000,000 shares of Common Stock upon the exercise of nontransferable options granted to participating employees. All U.S.-based employees of the Company, whose customary employment is 20 hours or more per week and more than five months in any calendar year, and employees of certain international subsidiaries, are eligible to participate in the 1995 Purchase Plan. Employees who would immediately after the grant own 5% or more of the Company’s Common Stock, and directors who are not employees of the Company, may not participate in the 1995 Purchase Plan. To participate in the 1995 Purchase Plan, an employee must authorize the Company to deduct an amount (not less than 1% nor more than 10% of a participant’s total cash compensation to a maximum of $25,000) from his or her pay during six-month periods (each a Plan Period).

      The maximum number of shares of Common Stock an employee may purchase in any Plan Period is 6,000 shares subject to certain other limitations. The exercise price for the option for each Plan Period is 85% of the lesser of the market price of the Common Stock on the first or last business day of the Plan Period. If an employee is not a participant on the last day of the Plan Period, such employee is not entitled to exercise his or her option, and the amount of his or her accumulated payroll deductions are refunded. An employee’s rights under the 1995 Purchase Plan terminate upon his or her voluntary withdrawal from the 1995 Purchase Plan at any time or upon termination of employment. Under the 1995 Purchase Plan, the Company issued 248,027 shares, 213,907 shares and 77,781 shares in 2002, 2001, and 2000, respectively.

Benefit Plan

      The Company maintains a 401(k) benefit plan (the “Plan”) allowing eligible U.S.-based employees to contribute up to 15% of their annual compensation, limited to an annual maximum amount as set periodically by the Internal Revenue Service. The Company, at its discretion, may contribute up to $0.50 on each dollar of employee contribution, limited to a maximum of 6% of the employee’s annual contribution. The Company’s matching contributions for 2002, 2001 and 2000 were $2.0 million, $1.8 million and $1.2 million, respectively. The Company’s contributions vest over a four-year period at 25% per year.

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.     CAPITAL STOCK

Common Stock

      The Company has reserved for future issuance 71,221,641 shares of Common Stock for the exercise of stock options outstanding or available for grant and 10,880,486 shares for the conversion of the zero coupon convertible debentures into Common Stock.

      On May 18, 2000, the stockholders approved an increase of authorized Common Stock from 400,000,000 shares, $0.001 par value per share to 1,000,000,000 shares, $0.001 par value per share.

Stock Repurchase Programs

      The Company’s Board of Directors has authorized $600 million of repurchase authority under the Company’s stock repurchase program, the objective of which is to manage actual and anticipated dilution. All shares repurchased are recorded as treasury stock.

      The Company is authorized to make open market purchases paid out of general corporate funds. During the years ended December 31, 2002 and 2001, the Company purchased 9,300,000 and 3,135,500 shares, respectively of outstanding Common Stock on the open market for approximately $75.7 million and $90.7 million (at an average per share price of $8.14 and $28.92), respectively.

      From time to time, the Company enters into arrangements with financial institutions as part of the share repurchase program in order to lower the Company’s average cost to acquire shares. These arrangements are described below.

      The Company was a party to two agreements, executed during 2001 and 2000, with a large financial institution, to purchase approximately 7.3 million shares of the Company’s Common Stock at various times in private transactions. Pursuant to the terms of the agreements, an aggregate of $150 million was paid to this institution, with the ultimate number of shares repurchased dependent on market conditions. In May 2002, the agreements were terminated and, upon termination, the Company received 3.0 million of the remaining shares. The Company received a total of 7,209,286 shares pursuant to these agreements. During 2002, the Company entered into a new agreement, as amended, with this financial institution in a private transaction to purchase up to 3.8 million shares of the Company’s Common Stock at various times through February 2003. Pursuant to the terms of the agreement, $25 million was paid to this institution during the third quarter of 2002. During 2002, the Company received 2,655,469 shares under this agreement with a total value of $18.5 million. The agreement matured in February 2003 and the Company received 390,830 of the remaining shares with a total value of $6.5 million.

      During 2002, the Company entered into two private structured stock repurchase transactions with a large financial institution. Under the terms of the first agreement and in exchange for an up front payment of $25 million, the Company was entitled to receive shares of its Common Stock or a predetermined cash amount at the expiration of the agreement dependent upon the closing price of the Company’s Common Stock at maturity. Upon expiration of the agreement in December 2002, the Company received approximately $29.3 million in cash. Under the terms of the second agreement and in exchange for an up front payment of $25 million, the Company is entitled to receive approximately 2.2 million shares of its Common Stock or a predetermined cash amount at expiration of the agreement in March 2003. The form of settlement at maturity of the second transaction will be dependent upon the closing market price of the Company’s Common Stock.

      The Company sells put warrants that entitle the holder of each warrant to sell to the Company, generally by physical delivery, one share of the Company’s Common Stock at a specified price. During 2002, the Company sold 2,300,000 put warrants at an average strike price of $11.10 and received premium proceeds of approximately $3.3 million. During 2002, the Company paid $42.9 million for the purchase of 2,050,000 shares upon the exercise of outstanding put warrants, while 600,000 put warrants expired unexercised. As of

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2002, 950,000 put warrants were outstanding, with exercise prices ranging from $7.18 to $12.58, and expired on various dates between January and March 2003. As of December 31, 2002, the Company has a total potential repurchase obligation of approximately $9.9 million associated with outstanding put warrants, of which $7.3 million is classified as a put warrant obligation in the accompanying consolidated balance sheet. The remaining $2.6 million of outstanding put warrants permit a net-share settlement at the Company’s option and are not recorded as a put warrant obligation in the consolidated balance sheet. The outstanding put warrants classified as a put warrant obligation on the consolidated balance sheet will be reclassified to stockholders’ equity when each warrant is exercised or when it expires. Under the terms of certain put warrant agreements, the Company must maintain certain levels of cash and investment balances. As of December 31, 2002, the Company was in compliance with the required levels.

      In December 2002, the Company entered into an agreement with a large financial institution requiring that this institution sell to the Company up to 1,560,000 million shares of the Company’s Common Stock at fixed prices if the Company’s common stock trades at designated levels between December 16, 2002 and January 23, 2003. As of December 31, 2002, the Company had a potential remaining repurchase obligation associated with this agreement of approximately $9.1 million, which is classified as common stock subject to repurchase in the accompanying consolidated balance sheet. During January 2003, this agreement expired and no shares were repurchased.

Stock Splits

      On January 19, 2000, the Company announced a two-for-one stock split in the form of a stock dividend paid on February 16, 2000, to stockholders of record as of January 31, 2000.

      The number of options issuable and previously granted and their respective exercise prices under the Company’s stock option plans have been proportionately adjusted to reflect stock splits. The accompanying consolidated financial statements have been retroactively restated to reflect stock splits.

Preferred Stock

      The Company is authorized to issue 5,000,000 shares of preferred stock, $0.01 par value per share. The Company has no present plans to issue such shares.

8.     CONVERTIBLE SUBORDINATED DEBENTURES

      In March 1999, the Company sold $850 million principal amount at maturity of its zero coupon convertible subordinated debentures (the “Debentures”) due March 22, 2019, in a private placement. The Debentures were priced with a yield to maturity of 5.25% and resulted in net proceeds to the Company of approximately $291.9 million, net of original issue discount and net of debt issuance costs of $9.6 million. Except under limited circumstances, no interest will be paid on the Debentures prior to maturity. The Debentures are convertible at the option of the security holder at any time on or before the maturity date at a conversion rate of 14.0612 shares of the Company’s Common Stock for each $1,000 principal amount at maturity of Debentures, subject to adjustment in certain events. The Company could redeem the Debentures on or after March 22, 2004. Holders could require the Company to repurchase the Debentures, on fixed dates and at set redemption prices (equal to the issue price plus accrued original issue discount), beginning on March 22, 2004. In October 2000, the Board of Directors approved a program authorizing the Company to repurchase up to $25 million of the Debentures in open market purchases. Additionally, in April 2002, the Board of Directors granted additional authority of $100 million to the Company to repurchase Debentures through private transactions, bringing the total repurchase authority to $125 million. The Board of Directors’ authorization to repurchase the Debentures allows the Company to repurchase Debentures when market conditions are favorable. As of December 31, 2002, 76,000 units of the Company’s Debentures representing $76.0 million in principal amount at maturity, have been repurchased under these programs for $29.9 million.

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2002, the Company early adopted the provisions of SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections, and accordingly, the Company recorded an operating gain of approximately $1.6 million during 2002 as a result of Debenture repurchases since the date of adoption.

9.     FAIR VALUES OF FINANCIAL INSTRUMENTS

      The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair value due to the short maturity of these items. The Company’s investments classified as available-for-sale securities are carried at fair value on the accompanying consolidated balance sheets, based primarily on quoted market prices for such financial instruments. The aggregate fair value of the Company’s available-for-sale investments was $396.3 million and $437.9 million at December 31, 2002 and 2001, respectively. The Company’s held-to-maturity investments had a carrying value of $180.4 million and $169.0 million at December 31, 2002 and 2001, respectively, and an aggregate fair value of $180.2 million and $170.7 million at December 31, 2002 and 2001, respectively, based on dealer quotation. The carrying amount of the Company’s Debentures at December 31, 2002 and 2001 were approximately $333.5 million and $346.2 million, respectively. The fair value of the Debentures, based on the quoted market price as of December 31, 2002 and 2001 were approximately $334.0 million and $388.0 million, respectively.

10.     COMMITMENTS AND CONTINGENCIES

      The Company leases certain office space and equipment under various operating leases. In addition to rent, the leases require the Company to pay for taxes, insurance, maintenance and other operating expenses. Certain of these leases contain stated escalation clauses while others contain renewal options.

      Rental expense for the years ended December 31, 2002, 2001 and 2000 totaled approximately $24.4 million, $17.1 million and $8.7 million, respectively. Rental expense for 2002 includes lease losses associated with the vacancy of certain of the Company’s leased properties, as discussed below. Sublease income for the year ended December 31, 2002 was approximately $1.7 million and there was no sublease income during 2001. Lease commitments under non-cancelable operating leases with initial or remaining terms in excess of one year and sublease income associated with non-cancelable subleases are as follows:

	Operating	Sublease
	Leases	Income

	(In thousands)
Years ending December 31,
2003	$18,170	$2,708
2004	15,693	1,596
2005	15,162	506
2006	14,283	363
2007	11,604	268
Thereafter	41,190	250

	$116,102	$5,691

      In April 2002, the Company entered into a synthetic lease with a substantive lessor totaling approximately $61.0 million for its corporate headquarters office space in Fort Lauderdale, Florida. The synthetic lease represents a form of off-balance sheet financing under which an unrelated third party lessor funded 100% of the costs of acquiring the property and leases the asset to the Company. The synthetic lease qualifies as an operating lease for accounting purposes and as a financing lease for tax purposes. The Company does not include the property or the lease debt as an asset or a liability on its consolidated balance sheet. Consequently,

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

payments are made pursuant to the lease as operating expenses in the Company’s consolidated statements of income. The Company entered into the synthetic lease in order to lease its headquarters properties under more favorable terms than under its previous lease arrangements.

      The initial term of the synthetic lease is seven years. Upon approval by the lessor, the Company can renew the lease twice for additional two-year periods. The lease payments vary based on the London Interbank Offered Rate, or LIBOR, plus a margin. At any time during the lease term, the Company has the option to sublease the property and upon thirty-days’ written notice, the Company has the option to purchase the property for an amount representing the original property cost and transaction fees of approximately $61.0 million plus any lease breakage costs and outstanding amounts owed. Upon at least 180 days notice prior to the termination of the initial lease term, the Company has the option to remarket the property for sale to a third party. If the Company chooses not to purchase the property at the end of the lease term, it has guaranteed a residual value to the lessor of approximately $51.9 million and possession of the buildings will be returned to the lessor. If the fair value of the building were to decline below $51.9 million, the Company would have to make up the difference under its residual value guarantee, which could have a material adverse effect on the Company’s results of operations and financial condition.

      The synthetic lease includes certain financial covenants including a requirement for the Company to maintain a pledged balance of approximately $63.0 million in cash and/or investment securities as collateral. The Company manages the composition of the pledged investments and investment earnings are available for operating purposes. Additionally, the Company must maintain a minimum cash and investment balance of $100.0 million, excluding the Company’s Debentures, collateralized investments and equity investments, as of the end of each fiscal quarter. As of December 31, 2002, the Company had approximately $113.5 million in cash and investments in excess of those required levels. The synthetic lease includes non-financial covenants including the maintenance of the properties and adequate insurance, prompt delivery of financial statements to the lender of the lessor and prompt payment of taxes associated with the properties. As of December 31, 2002, the Company was in compliance with all material provisions of the arrangement.

      During 2002 and 2001, the Company took actions to consolidate certain of its offices, including the exit of certain leased office space and the abandonment of certain leasehold improvements. Lease obligations related to these existing operating leases continue to 2018 with a total remaining obligation at December 31, 2002 of approximately $28.5 million, of which $6.8 million, net of anticipated sublease income, was accrued for as of December 31, 2002, and is reflected in accrued expenses in the accompanying consolidated financial statements. In calculating this accrual, the Company made estimates, based on market information, including the estimated vacancy periods and sublease rates and opportunities. If actual circumstances prove to be materially worse than management has estimated, the total charges for these vacant facilities could be significantly higher.

11.     INCOME TAXES

      The United States and foreign components of income before income taxes are as follows:

	2002	2001	2000

	(In thousands)
United States	$33,865	$57,096	$80,465
Foreign	79,292	95,455	54,552

Total	$113,157	$152,551	$135,017

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of the provision for income taxes are as follows:

	2002	2001	2000

	(In thousands)
Current:
Federal	$13,786	$38,469	$29,252
Foreign	5,389	6,319	3,428
State	4,280	3,566	1,585

Total current	23,455	48,354	34,265
Deferred	(4,218)	(1,063)	6,240

Total provision for income taxes	$19,237	$47,291	$40,505

      The significant components of the Company’s deferred tax assets and liabilities consisted of the following:

	December 31,

	2002	2001

	(In thousands)
Deferred tax assets:
Acquired technology	$16,463	$16,726
Deferred revenue	—	5,833
Accounts receivable allowances	4,901	2,901
Depreciation and amortization	2,587	4,597
Tax credits	21,824	13,264
Net operating losses	8,896	17,346
Other	9,184	6,328

Total deferred tax assets	63,855	66,995
Deferred tax liabilities:
Foreign earnings	(8,753)	(8,753)

Total deferred tax liabilities	(8,753)	(8,753)

Total net deferred tax assets	$55,102	$58,242

      During the years ended December 31, 2002, 2001, and 2000, the Company recognized tax benefits related to the exercise of employee stock options in the amount of $25.7 million, $28.0 million and $63.9 million, respectively. This benefit was recorded to additional paid-in capital. At December 31, 2002, the Company had approximately $35.4 million of U.S. net operating loss carryforwards, a substantial portion of which begins to expire in 2020. The Company will record the benefit of the net operating loss carryforwards generated from the exercise of employee stock options, through additional paid-in capital when the net operating loss carryforwards are utilized.

      During 2001, the Company acquired an entity with approximately $37.9 million of net operating loss carryforwards. Additionally, the Company had approximately $6.8 million of net operating loss carryforwards from prior acquisitions. These net operating loss carryforwards are limited in any one year pursuant to Internal Revenue Code Section 382 and begin to expire in 2010. The Company had approximately $22.9 million of remaining net operating losses at December 31, 2002 subject to Internal Revenue Code Section 382 limitations.

      At December 31, 2002, the Company had research and development tax credit carryforwards of approximately $9.0 million that expire beginning in 2018. The Company had foreign tax credit carryforwards

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of approximately $10.7 million at December 31, 2002 that expire beginning in 2003. Additionally, the Company had alternative minimum tax credit carryforwards of approximately $2.1 million at December 31, 2002. These credits do not expire.

      The Company does not expect to remit earnings from its foreign subsidiaries. Accordingly, during 2002 and 2001 the Company did not provide for deferred taxes on foreign earnings.

      A reconciliation of the Company’s effective tax rate to the statutory federal rate is as follows:

	Year Ended December 31,

	2002	2001	2000

	(In thousands)
Federal statutory taxes	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	3.8	3.8	3.8
Foreign operations	(17.9)	(20.2)	(14.6)
Interest income	—	—	(4.4)
Intangible assets	—	7.4	2.3
Other permanent differences	0.5	1.8	2.3
Tax credits	(7.6)	(0.8)	0.5
Other	3.2	4.0	5.1

	17.0%	31.0%	30.0%

12.     GEOGRAPHIC INFORMATION AND SIGNIFICANT CUSTOMERS

      The Company operates in a single market consisting of the design, development, marketing, sales and support of access infrastructure software and services for enterprise applications. The Company’s revenues are derived from sales in the Americas, Europe, the Middle East and Africa (“EMEA”) and Asia-Pacific regions. These three geographic regions constitute the Company’s reportable segments.

      The Company does not engage in intercompany revenue transfers between segments. The Company’s management evaluates performance based primarily on revenues in the geographic locations in which the Company operates. Segment profit for each segment includes certain sales, marketing, general and administrative expenses directly attributable to the segment and excludes certain expenses that are managed outside the reportable segments. Costs excluded from segment profit primarily consist of research and development costs, amortization of intangible assets, interest, corporate expenses and income taxes, as well as, non-recurring charges for in-process research and development and write-down of technology. Corporate expenses are comprised primarily of corporate marketing costs, operations and certain general and administrative expenses, which are separately managed. Accounting policies of the segments are the same as the Company’s consolidated accounting policies.

      Previously, the Company formed wholly-owned subsidiaries in various locations within EMEA and Asia-Pacific. These subsidiaries are responsible for sales and distribution of the Company’s products. Prior to the formation of these subsidiaries, sales in these geographic segments were classified as export sales from the Americas segment. For purposes of the presentation of segment information, the sales previously reported as Americas export sales have been reclassified to the geographical segments where the sale was made for each of the periods presented.

      In July 2001, the Company implemented a new enterprise resource planning system. The new system was designed to provide a structure that would meet the growing demands of the Company and to provide management improved focus on the results of operations and the Company’s financial resources. The features and functionality of the new system allowed the Company to summarize and classify information included in

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the results of operations differently than that provided by the Company’s legacy information systems. The Company began planning for the new information system in 2000, and as a result, detailed transaction information for 2001 and 2000, prior to the implementation of the new system, was retained and converted to the new system. Information for the years ended 2001 and 2000 has been reclassified to reflect these changes.

      Net revenues and segment profit for 2002, 2001 and 2000 classified by the major geographic area in which the Company operates, are presented below.

	2002	2001	2000

	(In thousands)
Net revenues:
Americas	$255,438	$289,017	$248,398
EMEA	209,520	216,766	158,645
Asia-Pacific	48,408	46,016	23,505
Other(1)	14,082	39,830	39,898

Consolidated	$527,448	$591,629	$470,446

Segment profit:
Americas	$122,553	$163,621	$149,856
EMEA	123,126	134,096	102,356
Asia-Pacific	18,839	22,880	2,610
Other(1)	14,082	39,830	39,898
Unallocated expenses(2):
Amortization of intangibles	(11,296)	(48,831)	(30,395)
In-process research and development	—	(2,580)	—
Research and development	(68,923)	(67,699)	(50,622)
Write-down of technology	—	—	(9,081)
Net interest and other income	9,297	19,200	22,792
Other corporate expenses	(94,521)	(107,966)	(92,397)

Consolidated income before income taxes	$113,157	$152,551	$135,017

(1)	Represents royalty fees in connection with the Microsoft Development Agreement, which expired in May 2002.

(2)	Represents expenses presented to management only on a consolidated basis and not allocated to the geographic operating segments.

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Identifiable assets classified by major geographic area in which the Company operates are shown below. Long-lived assets consist of property, plant and equipment, net:

	December 31,

	2002	2001

	(In thousands)
Identifiable assets:
Americas	$752,841	$945,299
EMEA	378,831	241,943
Asia-Pacific	29,859	20,988

Total identifiable assets	$1,161,531	$1,208,230

Long-lived assets, net:
United States	$38,089	$50,601
United Kingdom	33,663	33,029
Other foreign countries	4,782	6,480

Total long-lived assets, net	$76,534	$90,110

      To purchase certain investments during 2002, the Company initiated an inter-segment loan whereby the Americas transferred approximately $134 million to EMEA. The decrease in the Americas identifiable assets and increase in EMEA’s identifiable assets is primarily the result of this agreement. This loan was repaid during early 2003.

      Export revenue represents shipments of finished goods and services from the United States to international customers. As of July 1, 2000, the Company was shipping finished goods to European and Asia-Pacific customers from its warehouse location in Europe. Shipments from the United States to international customers were as follows:

	Years Ended December 31,

	2002	2001	2000

	(In thousands)
Asia-Pacific	$—	$—	$11,249
Other(1)	25,297	21,392	7,274

	$25,297	$21,392	$18,523

(1)	Represents Latin America and Canada geographic locations, which are included as part of the Americas geographic segment.

      The Company had net revenue attributed to individual distributors in excess of 10% of total net sales as follows. There were no individual end-customers that represented greater than 10% of net sales for any of the years presented.

	Year Ended December 31,

	2002	2001	2000

Distributor A	13%	13%	13%
Distributor B	10%	10%	12%
Distributor C	8%	9%	10%

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company also tracks revenue according to the following three categories: License Revenue, Technical Services Revenue and Royalty Revenue, but does not track expenses or identifiable assets by category. As a result, these revenue categories do not constitute segments in accordance with SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. Additional information regarding revenue by categories is as follows:

	Year Ended December 31,

	2002	2001	2000

	(In thousands)
Revenues:
License Revenue	$468,827	$511,147	$400,156
Technical Services Revenue	44,539	40,652	30,392
Royalty Revenue	14,082	39,830	39,898

Net Revenues	$527,448	$591,629	$470,446

13.     DERIVATIVE FINANCIAL INSTRUMENTS

      Cash Flow Hedges. A substantial portion of the Company’s anticipated overseas expense and capital purchasing activities are transacted in local currencies. To protect against reductions in value and the volatility of future cash flows caused by changes in currency exchange rates, the Company has established a hedging program. The Company uses forward foreign exchange contracts to reduce a portion of its exposure to these potential changes. The terms of such instruments, and the hedging transactions to which they relate, generally do not exceed 12 months. Principal currencies hedged are British pounds sterling, Euros, Swiss francs, Japanese yen and Australian dollars. The Company could choose not to hedge certain foreign exchange transaction exposures due to immateriality, prohibitive economic cost of hedging particular exposures, and availability of appropriate hedging instruments. At December 31, 2002 and 2001, the Company had in place foreign currency forward sale contracts with a notional amount of $48.9 million and $13.1 million, respectively, and foreign currency forward purchase contracts with a notional amount of $128.4 million and $60.9 million, respectively. The aggregate net fair value of these contracts at December 31, 2002 and 2001 were recorded as assets of $3.6 million and $0.2 million, respectively.

      In order to manage its exposure to interest rate risk, in November 2001, the Company entered into an interest rate swap agreement with a notional amount of $174.6 million that was to expire in March 2004. The swap converted the floating rate return on certain of the Company’s available for sale investment securities to a fixed interest rate. In October 2002, the Company terminated this interest rate swap agreement. Upon termination, the Company received a cash payment of $9.2 million as settlement under the swap agreement, and there was approximately $2.4 million in accumulated other comprehensive income, net of taxes. The swap was previously accounted for as an effective cash flow hedge, and in accordance with the provisions of SFAS No. 133, the remaining $2.4 million, net of taxes, in accumulated other comprehensive income was to be recognized in interest income ratably along with the interest cash flows from the investments through the original termination date of the swap in March 2004. As a result of the sale of certain investments underlying this swap agreement in December 2002, the forecasted interest cash flows from the investments were no longer probable and interest income of approximately $3.4 million related to the terminated swap was recognized.

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

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Fair Value Hedges. The Company uses derivatives to hedge against the change in fair value of certain of its available-for-sale securities due to changes in interest rates. During December 2002, the Company entered into 12 interest rate swap agreements with an aggregate notional amount of $208.0 million related to 12 specific available-for-sale securities. The swaps qualify for the short-cut method of accounting and expire on various dates through November 2007. The instruments swap the fixed rate interest on the underlying investments to a variable rate based on LIBOR plus a specified margin. Changes in the fair value of the derivatives are recorded in earnings along with related designated changes in the value of the underlying investments.

      Derivatives not Designated as Hedges. The Company utilizes credit default contracts for investment purposes that either do not qualify or are not designated for hedge accounting treatment under SFAS No. 133. Accordingly, changes in the fair value of these contracts are recorded in other expense, net, if any. Under the terms of these contracts, the Company assumes the default risk, above a certain threshold, of a portfolio of specified high credit quality referenced issuers in exchange for a fixed yield that is recorded in interest income. In the event of default by underlying referenced issuers above specified amounts, the Company will pay the counterparty an amount equivalent to its loss, not to exceed the notional value of the contract. The primary risk associated with these transactions is the default risk of the underlying issuers. The risk levels of these instruments are equivalent to “AAA” and “Super AAA” single securities. The purpose of the credit default contracts is to increase the effective yield on certain of the Company’s available-for-sale investments.

      During December 2002, the Company entered into two credit default contracts with an aggregate notional amount of $100.0 million that expire during December 2007. The Company has pledged $104 million of investment securities as collateral for these contracts. The Company maintains the ability to manage the composition of the pledged investments. Accordingly, these securities are not reflected as restricted investments in the accompanying consolidated balance sheets. The fixed yield earned on these contracts was not material at December 31, 2002, and is included in interest income in the accompanying consolidated statements of income. For the year ended December 31, 2002, there was no change in fair value of these credit default contracts and there were no credit events related to the underlying reference issuers.

      The ineffectiveness of hedges on existing derivative instruments for the year ended December 31, 2002, was not material. As of December 31, 2002, the Company recorded $6.3 million of derivative assets and $6.2 million of derivative liabilities, representing the fair values of the Company’s outstanding derivative instruments in other current assets and accrued expenses in the accompanying consolidated balance sheets.

      The change in net unrealized derivative gains (losses) recognized in other comprehensive income includes unrealized gains (losses) that arose from changes in market value of derivatives that were held during the period, and gains (losses) that were previously unrealized, but have been recognized in current period net income due to termination or maturities of derivative contracts. This reclassification has no effect on total comprehensive income or stockholders’ equity.

      The following table presents these components of other comprehensive income, net of tax:

	2002	2001

Unrealized gains (losses)	$3,512	$84
Reclassification for realized gains (losses)	(84)	—

Increase (decrease) in net unrealized derivative gains recognized in other comprehensive gain (loss)	$3,428	$84

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	EARNINGS PER SHARE

      The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,

	2002	2001	2000

	(In thousands, except per share
	information)
Numerator:
Net income	$93,920	$105,260	$94,512

Denominator:
Denominator for basic earnings per share — weighted average shares	177,428	185,460	184,804
Effect of dilutive securities:
Put warrants	3	—	41
Employee stock options	1,928	9,038	14,886

Denominator for diluted earnings per share — adjusted weighted-average shares	179,359	194,498	199,731

Basic earnings per share	$0.53	$0.57	$0.51

Diluted earnings per share	$0.52	$0.54	$0.47

Antidilutive weighted shares	50,919	45,454	41,943

      The above antidilutive weighted shares to purchase shares of Common Stock includes certain shares under the Company’s stock option program, certain put warrants under the Company’s stock repurchase program and Common Stock potentially issuable on the conversion of the Debentures and were not included in computing diluted earnings per share because their effects were antidilutive for the respective periods.

15.	RECENT ACCOUNTING PRONOUNCEMENTS

      SFAS No. 143, Accounting for Asset Retirement Obligations, establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The Company expects that the adoption of SFAS No. 143 will not have a material impact on its consolidated financial position, results of operations or cash flows upon adoption. The Company plans to adopt SFAS No. 143 effective January 1, 2003.

      In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” SFAS No. 145, among other things, requires gains and losses on extinguishment of debt to be classified as part of continuing operations rather than treated as extraordinary, as previously required in accordance with SFAS 4. SFAS No. 145 also modifies accounting for subleases where the original lessee remains the secondary obligor and requires certain modifications to capital leases to be treated as a sale-leaseback transaction. The Company early adopted the provisions of SFAS No. 145, during 2002 and recorded $1.6 million in gains from the repurchase of the Debentures as part of continuing operations in the accompanying consolidated statements of income.

      In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 nullifies the guidance previously provided under Emerging Issues Task Force Issue

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Among other things, SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred as opposed to when there is commitment to a restructuring plan as set forth under the nullified guidance. The Company will adopt SFAS No. 146 on January 1, 2003 and expects no material impact from adoption on its financial position, results of operations or cash flows.

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. The Company expects no material impact on its financial position, results of operations or cash flows from adoption.

      In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN No. 45 also clarifies requirements for the recognition of guarantees at the onset of an arrangement. The initial recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN No. 45 are effective for interim or annual financial statements after December 15, 2002. The Company implemented the disclosure requirements of FIN No. 45 at December 31, 2002. The Company had no material impact on its financial position, results of operations or cash flows as a result of this implementation.

      In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities, which addresses consolidation by a business of variable interest entities in which it is the primary beneficiary. FIN No. 46 is effective immediately for certain disclosure requirements and for variable interest entities created after January 1, 2003, and in the first fiscal year or interim period beginning after June 15, 2003 for all other variable interest entities. The Company is currently in the process of determining the effects, if any, on its financial position, results of operations and cash flows that will result from the adoption of FIN No. 46.

16.	LEGAL MATTERS

      In February 2002, a stockholder filed a complaint (the “Complaint”) in the Court of Chancery of the State of Delaware against the Company and certain of its current and former officers and directors. The Complaint purported to state a direct claim on behalf of a putative class of stockholders and a derivative claim nominally on behalf of the Company for breach of fiduciary duty based on the Company’s alleged failure to disclose all material information concerning the Company’s business and operations in connection with a proposal to be voted on at the Company’s annual meeting of stockholders in May 2000. The Complaint asserted claims similar to those alleged by such stockholder in a suit that was filed in September 2000, and subsequently voluntarily dismissed without prejudice in July 2001. The Complaint sought compensatory damages, rescission of the Company’s 2000 Director and Officer Stock Option and Incentive Plan, and other related relief. The parties have since agreed to a non-monetary settlement of the action not involving the validity of the 2000 Director and Officer Stock Option and Incentive Plan. The settlement is subject to approval by the court. A hearing on the approval of the settlement has not yet been scheduled.

      In addition, the Company is a defendant in various matters of litigation generally arising out of the normal course of business. Although it is difficult to predict the ultimate outcome of these cases, management believes, based on discussions with counsel, that any ultimate liability would not materially affect the Company’s financial position, result of operations or cash flows.

SUPPLEMENTAL FINANCIAL INFORMATION

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total Year

	(In thousands, except per share amounts)
2002
Net revenues	$142,310	$117,456	$118,898	$148,784	$527,448
Gross margin	137,558	112,698	114,523	143,639	508,418
Income from operations	30,942	10,276	17,368	45,274	103,860
Net income	26,689	10,849	16,815	39,567	93,920
Basic earnings per common share	0.14	0.06	0.10	0.23	0.53
Diluted earnings per common share	0.14	0.06	0.10	0.23	0.52	(a)
2001
Net revenues	$132,812	$147,274	$153,495	$158,048	$591,629
Gross margin	125,500	140,051	145,922	150,308	561,781
Income from operations	35,596	31,192	32,384	34,179	133,351
Net income	28,935	22,894	27,790	25,641	105,260
Basic earnings per common share	0.16	0.12	0.15	0.14	0.57
Diluted earnings per common share	0.15	0.12	0.14	0.13	0.54

(a)	The sum of the quarterly earnings per share amounts do not add to the annual earnings per share amount due to the weighting of common and common equivalent shares outstanding during each of the respective periods.

CITRIX SYSTEMS, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

		Charged to	Charged				Balance
	Beginning	Costs and	to Other				at End
	of Period	Expenses	Accounts		Deductions		of Period

	(In thousands)
2002
Deducted from asset accounts:
Allowance for doubtful accounts	$3,726	$3,486	$—		$1,162	(2)	$6,050
Allowance for returns	8,343	—	25,282	(1)	23,137		10,488
Allowance for inventory obsolescence	1,570	1,407	—		2,473		504
2001
Deducted from asset accounts:
Allowance for doubtful accounts	$1,431	$2,784	$2,483	(3)	$2,972	(2)	$3,726
Allowance for returns	9,170	—	22,533	(1)	23,360		8,343
Allowance for inventory obsolescence	722	2,292	—		1,444		1,570
2000
Deducted from asset accounts:
Allowance for doubtful accounts	$1,545	$377	$—		$491	(2)	$1,431
Allowance for returns	6,696	—	27,883	(1)	25,409		9,170
Allowance for inventory obsolescence	912	6,932	—		7,122		722

(1)	Netted against revenues.

(2)	Uncollectible accounts written off, net of recoveries.

(3)	Addition from the Sequoia acquisition.

EXHIBIT INDEX

Exhibit
No.		Description

2	.3(1)	Asset Purchase Agreement dated February 15, 2000 by and among the Company, Innovex Group, Inc. and certain stockholders of Innovex
2	.4(9)	Agreement and Plan of Merger, dated as of March 20, 2001, by and among Citrix Systems, Inc., Soundgarden Acquisition Corp. and Sequoia Software Corporation
3	.1(2)	Amended and Restated Certificate of Incorporation of the Company
3	.2(2)	Amended and Restated By-laws of the Company
3	.3(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation
4	.1(2)	Specimen certificate representing the Common Stock
4	.2(4)	Indenture by and between the Company and State Street Bank and Trust Company as Trustee dated as of March 22, 1999, including the form of Debenture.
4	.3(4)	Form of Debenture (included in Exhibit 4.2).
4	.3(4)	Registration Rights Agreement by and between the Company and Credit Suisse First Boston Corporation dated as of March 22, 1999.
10	.1(2)*	1989 Stock Option Plan
10	.2(10)*	Third Amended and Restated 1995 Stock Plan
10	.3(10)*	Second Amended and Restated 1995 Non-Employee Director Stock Option Plan
10	.4*	Third Amended and Restated 1995 Employee Stock Purchase Plan
10	.5(5)*	Amended and Restated 2000 Director and Officer Stock Option and Incentive Plan
10	.6(2)	Microsoft Corporation Source Code Agreement between the Company and Microsoft Corporation (“Microsoft”) dated November 15, 1989
10	.7(2)	Amendment No. 1 to the Source Code Agreement between the Company and Microsoft dated October 1, 1992
10	.8(2)	License Agreement for Microsoft OS/2 Version Releases 1.x, 2.x between the Company and Microsoft dated August 15, 1990
10	.9(2)	Amendment No. 1 to the License Agreement between the Company and Microsoft dated August 15, 1990, Contract No. 5198-0228 dated May 6, 1991
10	.10(2)	Amendment No. 2 to License Agreement between the Company and Microsoft for Microsoft OS/2 Version Releases 1.x, 2.x, dated October 1, 1992
10	.11(2)	Amendment No. 3 to the License Agreement between the Company and Microsoft dated August 15, 1990, Contract No. 5198-0228 dated January 1, 1994
10	.12(2)	Amendment No. 4 to the License Agreement between the Company and Microsoft dated August 15, 1990, dated January 31, 1995
10	.13(2)	Strategic Alliance Agreement between the Company and Microsoft dated December 12, 1991
10	.14(2)	Form of Indemnification Agreement
10	.15(6)	License, Development and Marketing Agreement dated July 9, 1996 between the Company and Microsoft Corporation
10	.16(7)	License, Development and Marketing Agreement dated May 9, 1997 between the Company and Microsoft Corporation
10	.17(8)	Amendment No. 1 to License, Development and Marketing Agreement dated May 9, 1997 between The Company and Microsoft Corporation
10	.18(10)	Employment Agreement dated as of August 1, 2001 by and between the Company and Roger W. Roberts
10	.19(10)	Amendment to Employment Agreement with Roger W. Roberts as of January 17, 2002
10	.20(11)	Microsoft Master Source Code Agreement by and between the Company and Microsoft, dated May 15, 2002

Exhibit
No.		Description

10	.21(11)	License Form by and between the Company and Microsoft Corporation, dated May 15, 2002 (with certain information omitted pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission)
10	.22(11)	Participation Agreement dated as of April 23, 2002, by and among Citrix Systems, Inc., Citrix Capital Corp., Selco Service Corporation and Key Corporate Capital, Inc. (the “Participation Agreement”) (with certain information omitted pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission)
10	.23(11)	Amendment No. 1 to Participation Agreement dated as of June 17, 2002 (with certain information omitted pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission)
10	.24(11)	Master Lease dated as of April 23, 2002 by and between Citrix Systems, Inc. and Selco Service Corporation (with certain information omitted pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission)
10.25		Amendment to Employment Agreement with Roger W. Roberts as of July 31, 2002
21.1		List of Subsidiaries
23.1		Consent of Ernst & Young LLP
24.1		Power of Attorney (Included in signature page)
99.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or any compensatory plan, contract or arrangement.

(1)	Incorporated herein by reference to Exhibit 2.3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

(2)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 33-98542), as amended.

(3)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(4)	Incorporated herein by reference to exhibits of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

(5)	Incorporated herein by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(6)	Incorporated herein by reference to Exhibit 10 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

(7)	Incorporated herein by reference to Exhibit 10 of the Company’s Current Report on Form 8-K dated as of May 9, 1997.

(8)	Incorporated herein by reference to Exhibit 10 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

(9)	Incorporated by reference herein to Exhibit 2 of the Company’s Schedule 13D Report dated as of March 28, 2001.

(10)	Incorporated herein by reference to exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

(11)	Incorporated by reference herein to exhibits of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.