Form 10-Q
period 2003-03-31
CITRIX SYSTEMS INC
filed 2003-05-12
CIK 877890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

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

Yes ☒ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

     As of May 7, 2003 there were 165,317,671 shares of the registrant’s Common Stock, $.001 par value per share, outstanding.

CITRIX SYSTEMS, INC.

Form 10-Q
For the Quarterly Period Ended March 31, 2002

CONTENTS

		Page
		Number

PART I:	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	3

	Condensed Consolidated Balance Sheets:
	March 31, 2003 and December 31, 2002.	3

	Condensed Consolidated Statements of Income:
	Three Months ended March 31, 2003 and 2002.	4

	Condensed Consolidated Statements of Cash Flows:
	Three Months ended March 31, 2003 and 2002.	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative & Qualitative Disclosure about Market Risk	48

Item 4.	Controls and Procedures	48

PART II:	OTHER INFORMATION

Item 1.	Legal Proceedings	49

Item 2.	Changes in Securities and Use of Proceeds	49

Item 6.	Exhibits and Reports on Form 8-K	49

	Signature	50

	Certifications	51

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Citrix Systems, Inc.

Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2003	2002

	(In thousands)
Assets

Current assets:
Cash and cash equivalents	$151,819	$142,700
Short-term investments	250,641	77,213
Accounts receivable, net of allowances of $12,767 and $16,538 at March 31, 2003 and December 31, 2002, respectively	68,733	69,471
Other prepaids and current assets	41,385	36,400
Current portion of deferred tax assets	49,152	49,515

Total current assets	561,730	375,299
Long-term investments	320,177	499,491
Property and equipment, net	73,053	76,534
Goodwill, net	152,364	152,364
Other intangible assets, net	28,579	30,849
Long-term portion of deferred tax assets	5,300	5,587
Other assets	12,570	21,407

	$1,153,773	$1,161,531

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$95,327	$92,926
Current portion of deferred revenues	102,768	95,963
Convertible subordinated debentures	338,004	—

Total current liabilities	536,099	188,889
Long-term portion of deferred revenues	7,931	8,028
Convertible subordinated debentures	—	333,549

Commitments and contingencies

Put warrants	4,423	7,340
Common stock subject to repurchase	—	9,135

Stockholders’ equity:
Preferred stock at $.01 par value: 5,000 shares authorized, none issued and outstanding	—	—
Common stock at $.001 par value: 1,000,000 shares authorized; 198,507 and 197,426 issued at March 31, 2003 and December 31, 2002, respectively	199	197
Additional paid-in capital	607,321	595,959
Retained earnings	550,127	519,797
Accumulated other comprehensive income	4,543	3,833

	1,162,190	1,119,786

Less— common stock in treasury, at cost (33,462 and 29,290 shares at March 31, 2003 and December 31, 2002, respectively)	(556,870)	(505,196)

Total stockholders’ equity	605,320	614,590

	$1,153,773	$1,161,531

See accompanying notes

Citrix Systems, Inc.

Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,

	2003	2002

	(In thousands, except per share
	information)
Revenues:
Revenues	$143,491	$132,438
Other revenues	—	9,872

Total net revenues	143,491	142,310
Cost of revenues (excluding amortization, presented separately below)	4,731	4,752

Gross margin	138,760	137,558

Operating expenses:
Research and development	15,125	18,849
Sales, marketing and support	61,711	61,199
General and administrative	21,022	23,237
Amortization of intangible assets	2,974	3,331

Total operating expenses	100,832	106,616

Income from operations	37,928	30,942
Interest income	5,663	7,324
Interest expense	(4,549)	(4,608)
Other income, net	346	126

Income before income taxes	39,388	33,784
Income taxes	9,059	7,095

Net income	$30,329	$26,689

Earnings per common share:
Basic earnings per share	$0.18	$0.14

Weighted average shares outstanding	167,300	184,174

Earnings per common share—assuming dilution:
Diluted earnings per share	$0.18	$0.14

Weighted average shares outstanding	170,402	187,465

See accompanying notes

Citrix Systems, Inc.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,

	2003	2002

	(In thousands)
OPERATING ACTIVITIES
Net income	$30,329	$26,689
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	2,974	3,331
Depreciation and amortization of property and equipment	7,178	8,665
Provision for doubtful accounts	625	65
(Recovery of) provision for product returns	(451)	4,678
Provision for inventory reserves	199	74
Tax benefit related to the exercise of non-statutory stock options and disqualifying dispositions of incentive stock options	2,745	5,255
Accretion of original issue discount and amortization of financing cost	4,545	4,525
Other non-cash items	47	42

Total adjustments to reconcile net income to net cash provided by operating activities	17,862	26,635
Changes in operating assets and liabilities:
Accounts receivable	564	(19,215)
Prepaid expenses and other current assets	4,508	(5,096)
Other assets	1,174	1,326
Deferred tax assets	358	(256)
Accounts payable and accrued expenses	(2,093)	(211)
Deferred revenues	6,707	(1,971)

Total changes in operating assets and liabilities	11,218	(25,423)

Net cash provided by operating activities	59,409	27,901

INVESTING ACTIVITIES
Purchases of investments	(40,255)	(30,715)
Proceeds from sales and maturities of investments	46,850	20,983
Purchases of property and equipment	(1,402)	(8,218)
Cash paid for licensing agreement	(372)	—
Cash paid for acquisitions	—	(10,680)

Net cash provided by (used in) investing activities	4,821	(28,630)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	4,409	1,727
Cash paid under stock repurchase programs	(60,170)	(52,605)
Cash paid to repurchase convertible subordinated debentures	—	(5,075)
Proceeds from sale of put warrants	655	1,564
Other	(5)	(5)

Net cash used in financing activities	(55,111)	(54,394)

Change in cash and cash equivalents	9,119	(55,123)
Cash and cash equivalents at beginning of period	142,700	139,693

Cash and cash equivalents at end of period	$151,819	$84,570

See accompanying notes

Citrix Systems, Inc.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
March 31, 2003

1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments, which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown, are of a normal recurring nature and have been reflected in the unaudited condensed consolidated financial statements. The results of operations for the periods presented are not necessarily indicative of the results expected for the full year or for any future period. The information included in these unaudited condensed consolidated financial statements should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this report and the consolidated financial statements and accompanying notes included in the Citrix Systems, Inc. (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2002.

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

     Cash and Investments

     The Company generally invests its cash and cash equivalents in investment grade, highly liquid securities to allow for flexibility in the event of immediate cash needs. Short and long-term investments primarily consist of interest bearing securities.

     At March 31, 2003, approximately $63 million in investment securities were pledged as collateral for specified obligations under the Company’s synthetic lease. In addition, at March 31, 2003, approximately $109 million in investment securities were pledged as collateral for the Company’s credit default contracts and interest rate swap agreements. The Company maintains the ability to manage the composition of the pledged investments and investment earnings are available for operating purposes. Accordingly, these securities are not reflected as restricted investments in the accompanying condensed consolidated balance sheets (see Note 7).

Citrix Systems, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
March 31, 2003

     In December 2000, the Company invested $158.1 million in a trust managed by an investment advisor. The purpose of the trust is to maintain sufficient liquidity in the event that the Company’s convertible subordinated zero coupon debentures are redeemed in March 2004. The investment in the trust matures on March 22, 2004, and therefore, the investment is classified as short-term in the March 31, 2003 condensed consolidated balance sheet to reflect the maturity within one year of the balance sheet date. The trust’s assets primarily consist of AAA-rated zero-coupon corporate securities. The trust entered into a credit risk swap agreement with the investment advisor, which effectively increased the yield on the trust’s assets and for which value the trust assumed the credit risk of ten investment-grade companies. The effective yield of the trust, including the credit risk swap agreement, is 6.72% and the principal balance will accrete to $195 million in March 2004. The investment in the trust and the underlying investments and swap are recorded as held-to-maturity zero-coupon corporate securities in the condensed consolidated financial statements. The Company does not recognize changes in the fair value of the held-to-maturity investment unless a decline in the fair value of the trust is other-than-temporary, in which case it would recognize a loss in earnings. The Company’s investment is at risk to the extent that one of the underlying corporate securities has a credit event that may include bankruptcy, dissolution, or insolvency of the issuers. There have been no losses associated with the trust’s underlying corporate securities.

     In addition, the Company has invested in other instruments that are at risk to the extent that the entities issuing the underlying corporate securities have credit events above specified amounts that result in a loss to the counterparty. There have been no credit events associated with the entities issuing the underlying corporate securities.

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

Citrix Systems, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
March 31, 2003

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

Citrix Systems, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
March 31, 2003

condition of distributors or end-customers deteriorates, the Company may be unable to determine that collectibility is probable, and it could be required to defer the recognition of revenues until the Company receives customer payment.

     For certain software products that are only sold bundled with PCS, the Company allocates revenue to the delivered software product using the residual method. Generally, the Company uses the residual method when it is unable to identify VSOE of fair value for the product. Therefore, the Company allocates discounts inherent in the arrangement entirely to the software product and the portion of the fee initially allocated to PCS and deferred is generally higher than in arrangements with established VSOE for the software product. Concurrent with future product releases and in response to changes in customer demand, it is likely that the Company will offer additional products that are only sold bundled with PCS. Therefore, the use of the residual method will become more prevalent, which would impact the timing of revenue recognition since more of the sales proceeds would be allocated to the PCS portion of the arrangement and recognized over the PCS period. The Company also sells PCS separately and it determines VSOE by the renewal price charged. The Company bases technical service and PCS revenues from customer maintenance fees for ongoing customer support and product updates and upgrades on the price charged or derived value of the undelivered elements and are recognized ratably over the term of the contract, which is typically 12 to 24 months. The Company includes technical service revenues in net revenues in the condensed consolidated statements of income.

     In the normal course of business, the Company does not permit product returns, but it does provide most of its distributors and value added resellers with stock balancing and price protection rights. Stock balancing rights permit distributors to return products to the Company, subject to ordering an equal dollar amount of products. Price protection rights require that the Company grant retroactive price adjustments for inventories of products held by distributors or resellers if it lowers prices for such products. The Company establishes provisions for estimated returns for stock balancing and price protection rights, as well as other sales allowances, concurrently with the recognition of revenue. The provisions are established based upon consideration of a variety of factors, including, among other things, recent and historical return rates for both specific products and distributors, estimated distributor inventory levels by product, the impact of any new product releases and projected economic conditions. Actual product returns for stock balancing and price protection provisions incurred are, however, dependent upon future events, including the amount of stock balancing activity by distributors and the level of distributor inventories at the time of any price adjustments. The Company continually monitors the factors that influence the pricing of its products and distributor inventory levels and makes adjustments to these provisions when it believes actual returns and other allowances could differ from established reserves. The Company’s ability to recognize revenues upon shipment to distributors is predicated on its ability to reliably estimate future product returns and rotation. If actual return experience or changes in market condition impairs the Company’s ability to estimate returns and rotation, it would be required to defer the recognition of revenue until the delivery of the product to the end-user customer. Allowances for estimated product returns amounted to approximately $6.7 million at March 31, 2003 and $10.5 million at December 31, 2002. The Company has not reduced and has no current plans to reduce its prices for inventory currently held by distributors or resellers. Accordingly, there were no reserves required for price protection at March 31, 2003 or December 31, 2002. The Company records estimated reductions to revenue for customer programs and incentive offerings including volume-based incentives. If market conditions were to decline,

Citrix Systems, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
March 31, 2003

the Company could take actions to increase its customer incentive offerings, which could possibly result in an incremental reduction to revenue at the time the incentive is offered.

     In May 1997, the Company entered into a five-year joint license, development and marketing agreement with Microsoft, which expired in May 2002. The Company recognized revenue from the Microsoft Development Agreement ratably over the five-year term of the contract in other revenues in the accompanying condensed consolidated statements of income.

     Accounting for Stock-Based Compensation

     The Company’s stock option program is a broad based, long-term retention program that is intended to attract and reward talented employees and align stockholder and employee interest. The number and frequency of stock option grants are based on competitive practices, operating results of the Company, and other factors. All employees are eligible to participate in the stock option program.

     Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, defines a fair value method of accounting for issuance of stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Pursuant to SFAS No. 123, companies are not required to adopt the fair value method of accounting for employee stock-based transactions. Companies are permitted to account for such transactions by applying the intrinsic value method of accounting under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, but are required to disclose in a note to the consolidated financial statements pro forma net income and per share amounts as if a company had applied the methods prescribed by SFAS No. 123.

     The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans, stock options granted to employees and non-employee directors and has complied with the disclosure requirements of SFAS No. 123. Except for non-employee directors, the Company has not granted any options to non-employees. At March 31, 2003, the Company has four stock-based employee compensation plans. The Company has elected to follow APB Opinion No. 25 because the alternative fair value accounting provided for under SFAS No. 123 requires use of option valuation models, including the Black-Scholes model, that were developed for use with traded options that have no vesting restrictions and are fully transferable, as opposed to employee stock options, which are typically non-transferable and last up to ten years. Currently, management believes there is not one agreed upon option valuation method that is comparable among all reporting companies. Specifically, the Black-Scholes model requires the input of highly subjective assumptions, including assumptions related to the expected stock price volatility over the expected life of the option. Because the Company’s stock-based awards to employees have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing pricing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards to employees. Since the Black-Scholes model is based on statistical expectations, the calculation can result in substantial earnings volatility that may not agree, as to timing or amount, with the actual gain or loss accrued or realized by the option holder.

Citrix Systems, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
March 31, 2003

     Had compensation cost for the Company’s four stock-based compensation plans been determined based on the fair value on the grant dates for grants under those plans consistent with SFAS No. 123, the Company’s cash flows would have remained unchanged, however net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended	Three Months Ended
	March 31, 2003	March 31, 2002

	(In thousands, except per share information)
Net income (loss):
As reported	$30,329	$26,689

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(24,085)	(34,074)

Pro forma	$6,244	$(7,385)

Basic earnings (loss) per share:
As reported	$0.18	$0.14

Pro forma	$0.04	$(0.04)

Diluted earnings (loss) per share:
As reported	$0.18	$0.14

Pro forma	$0.04	$(0.04)

     For purposes of the pro forma calculations, the fair value of each option is estimated on the date of the grant using the Black-Scholes option-pricing model, assuming no expected dividends and the following assumptions:

	Stock options granted during the

	Three months ended	Three months ended
	March 31, 2003	March 31, 2002

Expected volatility factor	0.68	0.69
Approximate risk free interest rate	3.0%	4.0%
Expected lives	4.70 years	4.60 years

3. Earnings Per Share

     Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options (calculated using the treasury stock method) and put warrants (calculated using the reverse treasury stock method). Certain shares under the Company’s stock option program, certain put options under the Company’s stock repurchase programs and common stock potentially issuable upon conversion of the Company’s convertible subordinated debentures were excluded from the computation of diluted earnings per share due to their anti-dilutive effect for the respective periods.

Citrix Systems, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
March 31, 2003

     The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,

	2003	2002

Numerator:
Net income	$30,329	$26,689

Denominator:
Denominator for basic earnings per share — weighted-average shares	167,300	184,174
Effect of dilutive securities:
Put warrants	1	—
Employee stock options	3,101	3,291

Dilutive potential common shares	3,102	3,291

Denominator for diluted earnings per share — weighted-average shares	170,402	187,465

Basic earnings per share	$0.18	$0.14

Diluted earnings per share	$0.18	$0.14

Anti-dilutive weighted shares	48,366	49,592

4. Goodwill and Other Intangible Assets

     Goodwill. There were no changes in the carrying amount of goodwill for the three months ended March 31, 2003. Substantially all of the Company’s goodwill at March 31, 2003 was associated with the Americas reportable segment.

     Intangible Assets. Intangible assets are recorded at cost, less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally one to five years. Intangible assets consist of the following (in thousands):

	March 31,		December 31,
	2003		2002

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized intangible assets:
Core and product technologies	$82,057	$54,929	$81,686	$52,056
Other	$8,793	$7,342	$8,460	$7,241

	$90,850	$62,271	$90,146	$59,297

Citrix Systems, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
March 31, 2003

     Amortization expense for the three months ended March 31, 2003 and 2002 was $3.0 million and $3.3 million, respectively. Estimated future amortization expense is as follows:

Year ending December 31,	(In thousands)

2003	$11,725
2004	9,002
2005	7,708
2006	2,182
2007	232

5. Convertible Subordinated Debentures

     In March 1999, the Company sold $850 million principal amount at maturity of its zero coupon convertible subordinated debentures (the “Debentures”) due March 22, 2019, in a private placement. The Debentures were priced with a yield to maturity of 5.25% and resulted in net proceeds to the Company of approximately $291.9 million, net of original issue discount and net of debt issuance costs of $9.6 million. Except under limited circumstances, no interest will be paid on the Debentures prior to maturity. The Debentures are convertible at the option of the security holder at any time on or before the maturity date at a conversion rate of 14.0612 shares of the Company’s Common Stock for each $1,000 principal amount at maturity of Debentures, subject to adjustment in certain events. The Company could redeem the Debentures on or after March 22, 2004. Holders could require the Company to repurchase the Debentures, on fixed dates and at set redemption prices (equal to the issue price plus accrued original issue discount), beginning on March 22, 2004. Accordingly the Debentures and the associated deferred debt issuance costs are classified as a current liability and current asset, respectively, in the March 31, 2003 condensed consolidated balance sheet.

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

Citrix Systems, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
March 31, 2003

     Net revenues and segment profit, classified by the major geographic areas in which the Company operates, are as follows:

	Three Months Ended March 31,

	2003	2002

	(In thousands)
Net revenues:
Americas (1)	$67,676	$69,828
EMEA (2)	61,845	51,049
Asia-Pacific	13,970	11,561
Other (3)	—	9,872

Consolidated	$143,491	$142,310

Segment profit:
Americas (1)	$33,012	$36,848
EMEA (2)	38,822	28,902
Asia-Pacific	7,516	4,546
Other (3)	—	9,872
Unallocated expenses (4):
Amortization of intangible assets	(2,974)	(3,331)
Research and development	(15,125)	(18,849)
Net interest and other income	1,460	2,842
Other corporate expenses	(23,323)	(27,046)

Consolidated income before income taxes	$39,388	$33,784

(1)	The Americas segment is comprised of the United States, Canada and Latin America.

(2)	Defined as Europe, the Middle East and Africa

(3)	Represents royalty fees in connection with the Microsoft Development Agreement, which expired in May 2002.

(4)	Represents expenses presented to management on a consolidated basis only and not allocated to the geographic operating segments.

     The Company also tracks revenue according to the following three categories: License Revenue, Technical Services Revenue and Royalty Revenue, but does not track expenses by these categories. As a result, these revenue categories do not constitute segments in accordance with SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. Additional information regarding revenue by categories is as follows:

	Three Months Ended March 31,

	2003	2002

	(In thousands)
Revenue:
License revenue	$132,114	$121,725
Technical services revenue	11,377	10,713
Royalty revenue	—	9,872

Net revenues	$143,491	$142,310

7. Derivative Financial Instruments

     In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its

Citrix Systems, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
March 31, 2003

related interpretations and amendments, the Company records derivatives as either assets or liabilities on the balance sheet and measures those instruments at fair value. Derivatives not designated as hedging instruments, if any, are adjusted to fair value through earnings as other income (expense) in the current period. For derivatives that are designated as and qualify as effective cash flow hedges, the portion of gain or loss on the derivative instrument effective at offsetting changes in the hedged item is reported as a component of accumulated other comprehensive income and reclassified into earnings as operating income (expense) when the hedged transaction affects earnings. For derivative instruments that are designated as and qualify as effective fair value hedges, the gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk is recognized in current earnings as interest income (expense) during the period of the change in fair values. The application of the provisions of SFAS No. 133 could impact the volatility of earnings.

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

     Cash Flow Hedges. A substantial portion of the Company’s anticipated overseas expense and capital purchasing activities are transacted in local currencies. To protect against reductions in value and the volatility of future cash flows caused by changes in currency exchange rates, the Company has established a hedging program that uses forward foreign exchange contracts to reduce a portion of its exposure to these potential changes. The terms of such instruments, and the hedging transactions to which they relate, generally do not exceed 12 months. Principal currencies hedged are Euros, British pounds sterling, Australian dollars, Swiss francs and Japanese yen. The Company may choose not to hedge certain foreign exchange transaction exposures due to immateriality, prohibitive economic cost of hedging particular exposures, and availability of appropriate hedging instruments. At March 31, 2003 and December 31, 2002, the Company had in place foreign currency forward sale contracts with a notional amount of $45.4 million and $48.9 million, respectively, and foreign currency forward purchase contracts with a notional amount of $122.2 million and $128.4 million, respectively. The aggregate net fair value of these contracts at March 31, 2003 and December 31, 2002 were recorded as assets of $3.8 million and $3.6 million, respectively.

     Fair Value Hedges. The Company uses derivatives to hedge against the change in fair value of certain of its available-for-sale securities due to changes in interest rates. The Company is a party to 12 interest rate swap agreements with an aggregate notional amount of $208.0 million related to 12 specific available-for-sale securities. The swaps qualify for the short-cut method of accounting and expire on various dates through November 2007. Each of the instruments swap the fixed rate interest on the underlying investments for a variable rate based on the London Interbank Offered Rate, or LIBOR, plus a specified margin. Changes in the fair value of the derivatives are

Citrix Systems, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
March 31, 2003

recorded in earnings along with related designated changes in the value of the underlying investments.

     Derivatives Not Designated as Hedges. The Company utilizes credit default contracts for investment purposes that either do not qualify or are not designated for hedge accounting treatment under SFAS No. 133. Accordingly, changes in the fair value of these contracts are recorded in other expense, net, if any. Under the terms of these contracts, the Company assumes the default risk, above a certain threshold, of a portfolio of specified high credit quality referenced issuers in exchange for a fixed yield that is recorded in interest income. In the event of default by underlying referenced issuers above specified amounts, the Company will pay the counterparty an amount equivalent to its loss, not to exceed the notional value of the contract. The primary risk associated with these transactions is the default risk of the underlying issuers. The risk levels of these instruments are equivalent to “AAA” and “Super AAA” single securities. The purpose of the credit default contracts is to provide additional yield on certain of the Company’s underlying available-for-sale investments.

     The Company’s two credit default contracts, entered into during December 2002, have an aggregate notional amount of $100.0 million that expire in December 2007. The Company has pledged approximately $105 million of investment securities as collateral for these contracts. The Company maintains the ability to manage the composition of the pledged investments and investment earnings are available for operating purposes. Accordingly, these securities are not reflected as restricted investments in the accompanying condensed consolidated balance sheets. The fixed yield earned on these contracts was not material at March 31, 2003 or December 31, 2002, and is included in interest income in the accompanying condensed consolidated statements of income. For the quarter ended March 31, 2003, there was no change in fair value of these credit default contracts and there were no credit events related to the underlying reference issuers.

     The ineffectiveness of hedges on existing derivative instruments for the quarter ended March 31, 2003, was not material. As of March 31, 2003, the Company has $6.2 million of derivative assets and $6.5 million of derivative liabilities, representing the fair values of the Company’s outstanding derivative instruments, which are recorded in other current assets and accrued expenses in the accompanying condensed consolidated balance sheets, respectively.

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

Citrix Systems, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
March 31, 2003

     The following table presents these components of other comprehensive income, net of tax:

	Three Months Ended March 31,

	2003	2002

	(In thousands)
Unrealized gains on derivative instruments	$3,762	$37
Reclassification of realized gains	(3,512)	(84)

Increase (decrease) in net unrealized derivative gains recognized in other comprehensive income (loss)	$250	$(47)

8. Comprehensive Income

     Comprehensive income is comprised of two components, net income and other comprehensive income. Other comprehensive income refers to amounts that under accounting principles generally accepted in the United States are recorded as an element of stockholders’ equity but are excluded from net income because these transactions or events were attributed to changes from non-owner sources. The Company’s other comprehensive income is comprised of changes in fair value of derivatives designated and effective as cash flow hedges and unrealized gains and losses, net of taxes, on available-for-sale marketable securities. The components of comprehensive income, net of tax, are as follows:

	Three Months Ended March 31,

	2003	2002

	(In thousands)
Net income	$30,329	$26,689
Other comprehensive income:
Change in unrealized gain (loss) on available-for-sale securities	460	(206)
Change in unrealized gain (loss) on derivative instruments	250	(47)

Comprehensive income	$31,039	$26,436

     The components of accumulated other comprehensive income, net of tax, are as follows:

	March 31, 2003	December 31, 2002

	(In thousands)
Unrealized gain on available-for-sale securities, net of taxes	$781	$321
Unrealized gain on derivative instruments, net of taxes	3,762	3,512

Accumulated other comprehensive income	$4,543	$3,833

9. Income Taxes

     The Company maintains certain operational and administrative processes in overseas subsidiaries. As a result, foreign earnings are taxed at lower foreign tax rates. The Company does not expect to remit earnings from its foreign subsidiaries. The Company’s effective tax rate increased to 23% for the three months ended March 31, 2003 from 21% for the same period in the prior year, primarily due to an increase in anticipated profitability in the Americas geographic segment, which is taxed at a higher rate and to a lesser extent, a decrease in tax credits generated during the quarter.

Citrix Systems, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
March 31, 2003

10. Stock Repurchase Programs

     The Company’s Board of Directors has authorized a total of $600 million of repurchase authority under the Company’s stock repurchase program, the objective of which is to manage actual and anticipated dilution. All shares repurchased are recorded as treasury stock.

     The Company is authorized to make open market purchases paid out of general corporate funds. During the quarter ended March 31, 2003, the Company purchased 1,425,000 shares of outstanding Common Stock on the open market for approximately $17.7 million (at an average per share price of $12.39).

     From time to time, the Company enters into arrangements with financial institutions as part of the stock repurchase program in order to lower the Company’s average cost to acquire shares. These arrangements are described below.

     During 2002, the Company entered into an agreement, as amended, with a large financial institution in a private transaction to purchase up to 3.8 million shares of the Company’s Common Stock at various times through February 2003. Pursuant to the terms of the agreement, $25 million was paid to this institution during the third quarter of 2002. During 2002, the Company received 2,655,469 shares under this agreement with a total value of $18.5 million. The agreement matured in February 2003, and the Company received 390,830 additional shares with a total value of $6.5 million.

     During 2002, the Company entered into a private structured stock repurchase transaction with a large financial institution. Under the terms of the agreement, and in exchange for an up front payment of $25 million, the Company was entitled to receive approximately 2.2 million shares of its Common Stock or a predetermined cash amount at expiration of the agreement. Upon expiration of this agreement in March 2003, the Company received approximately 2.2 million shares of its Common Stock. During 2003, the Company entered into a similar transaction with the same financial institution. In exchange for an up front payment of $15 million, the Company is entitled to receive approximately 1.5 million shares of its Common Stock or a predetermined cash amount at the expiration of the agreement in June 2003 dependent upon the closing price of the Company’s Common Stock at maturity.

     In December 2002, the Company entered into an agreement with a large financial institution requiring that such institution sell to the Company up to 1,560,000 shares of the Company’s Common Stock at fixed prices if the Company’s Common Stock traded at designated levels between December 16, 2002 and January 23, 2003. As of December 31, 2002, the Company had a potential remaining repurchase obligation associated with this agreement of approximately $9.1 million, which was classified as common stock subject to repurchase in the consolidated balance sheet. During January 2003, this agreement expired and no shares were repurchased.

     During the first quarter of 2003, the Company entered into a private structured stock repurchase agreement with a large financial institution. Pursuant to the terms of the agreement an aggregate of $25 million was paid up front to this institution, with the ultimate number of shares repurchased dependent on market conditions. The

Citrix Systems, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
March 31, 2003

agreement requires that repurchased shares be delivered to the Company upon expiration of the agreement during June 2003.

     The Company sells put warrants that entitle the holder of each warrant to sell to the Company, generally by physical delivery, one share of the Company’s Common Stock at a specified price. During the quarter ended March 31, 2003, the Company sold 450,000 put warrants at an average exercise price of $12.57 and received premium proceeds of approximately $0.7 million. During the quarter ended March 31, 2003, the Company paid $2.5 million for the purchase of 200,000 shares upon the exercise of outstanding put warrants, while 750,000 put warrants expired unexercised. As of March 31, 2003, 450,000 put warrants were outstanding, with exercise prices ranging from $11.82 to $13.05, and expire on various dates in April and May 2003. As of March 31, 2003, the Company has a total potential repurchase obligation of approximately $5.7 million associated with outstanding put warrants, of which $4.4 million is classified as a put warrant obligation in the accompanying condensed consolidated balance sheet. The remaining $1.3 million of outstanding put warrants permit a net-share settlement at the Company’s option and are not recorded as a put warrant obligation in the condensed consolidated balance sheet. The outstanding put warrants classified as a put warrant obligation on the condensed consolidated balance sheet will be reclassified to stockholders’ equity when each warrant is exercised or when it expires. Under the terms of certain put warrant agreements, the Company must maintain certain levels of cash and investment balances. As of March 31, 2003, the Company was in compliance with the required levels.

11. Legal Proceedings

     In February 2002, a stockholder filed a complaint in the Court of Chancery of the State of Delaware against the Company and certain of its current and former officers and directors. The parties have agreed to a non-monetary settlement of the action not involving the validity of the 2000 Director and Officer Stock Option and Incentive Plan. The settlement is subject to approval by the court. A hearing on the approval of the settlement has not yet been scheduled.

     In addition, the Company is a defendant in various matters of litigation generally arising out of the normal course of business. Although it is difficult to predict the ultimate outcome of these cases, management believes, based on discussions with counsel, that any ultimate liability would not materially affect the Company’s financial position, result of operations or cash flows.

12. Commitments

     In April 2002, the Company entered into a synthetic lease with a substantive lessor totaling approximately $61.0 million for its corporate headquarters office space in Fort Lauderdale, Florida. The synthetic lease represents a form of off-balance sheet financing under which an unrelated third party lessor funded 100% of the costs of acquiring the property and leases the asset to the Company. The synthetic lease qualifies as an operating lease for accounting purposes and as a financing lease for tax purposes. The Company does not include the property or the lease debt as an asset or a liability on its condensed consolidated balance sheet. Consequently, payments are made pursuant to the lease as operating expenses in the Company’s condensed consolidated statements of income. The Company entered into the synthetic lease in order to lease its headquarters properties under more favorable terms

Citrix Systems, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
March 31, 2003

than under its previous lease arrangements.

     The initial term of the synthetic lease is seven years. Upon approval by the lessor, the Company can renew the lease twice for additional two-year periods. The lease payments vary based on LIBOR plus a margin. At any time during the lease term, the Company has the option to sublease the property and upon thirty-days’ written notice, the Company has the option to purchase the property for an amount representing the original property cost and transaction fees of approximately $61.0 million plus any lease breakage costs and outstanding amounts owed. Upon at least 180 days notice prior to the termination of the initial lease term, the Company has the option to remarket the property for sale to a third party. If the Company chooses not to purchase the property at the end of the lease term, it has guaranteed a residual value to the lessor of approximately $51.9 million and possession of the buildings will be returned to the lessor. If the fair value of the building were to decline below $51.9 million, the Company would have to make up the difference under its residual value guarantee, which could have a material adverse effect on the Company’s results of operations and financial condition.

     The synthetic lease includes certain financial covenants including a requirement for the Company to maintain a pledged balance of approximately $63.0 million in cash and/or investment securities as collateral. The Company manages the composition of the pledged investments and investment earnings are available for operating purposes. Additionally, the Company must maintain a minimum cash and investment balance of $100.0 million, excluding the Company’s Debentures, collateralized investments and equity investments, as of the end of each fiscal quarter. As of March 31, 2003, the Company had approximately $112.2 million in cash and investments in excess of those required levels. The synthetic lease includes non-financial covenants including the maintenance of the properties and adequate insurance, prompt delivery of financial statements to the lender of the lessor and prompt payment of taxes associated with the properties. As of March 31, 2003, the Company was in compliance with all material provisions of the arrangement.

     During 2002, the Company took actions to consolidate certain of its offices, including the exit of certain leased office space and the abandonment of certain leasehold improvements. Lease obligations related to these existing operating leases continue until 2018 with a total remaining obligation of approximately $29.7 million, of which $5.5 million, net of anticipated sublease income, was accrued for as of March 31, 2003, and is reflected in accrued expenses in the condensed consolidated financial statements. In calculating this accrual, the Company made estimates, based on market information, including the estimated vacancy periods and sublease rates and opportunities. If actual circumstances prove to be different than management has estimated, the total charges for these vacant facilities could be significantly higher.

13. Recent Accounting Pronouncements

     SFAS No. 143, Accounting for Asset Retirement Obligations, establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The Company adopted SFAS No. 143 on January 1, 2003. There was no material impact on the Company’s consolidated

Citrix Systems, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
March 31, 2003

financial position, results of operations or cash flows as a result of the adoption.

     In July 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 nullifies the guidance previously provided under Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Among other things, SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred as opposed to when there is commitment to a restructuring plan as set forth under the nullified guidance. The Company adopted SFAS No. 146 on January 1, 2003 and there was no material impact from adoption on its financial position, results of operations or cash flows.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The Company adopted SFAS No. 148 and there was no material impact on its financial position, results of operations or cash flows from adoption.

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 30, 2003, for hedging relationships designated after June 30, 2003, and to certain preexisting contracts. The Company will adopt SFAS No. 149 on a prospective basis at its effective date. The Company is assessing the impact that SFAS No. 149 may have on its financial statements.

     In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN No. 45 also clarifies requirements for the recognition of guarantees at the onset of an arrangement. The initial recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN No. 45 are effective for interim or annual financial statements after December 15, 2002. The Company had no impact on its financial position, results of operations or cash flows as a result of this adoption.

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

Revenue Recognition

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

     For certain software products that are only sold bundled with PCS, we allocate revenue to the delivered software product using the residual method. Under the residual method, we do not sell the software products separately and thus we are generally unable to determine VSOE of fair value for the product. Therefore, we allocate discounts inherent in the arrangement entirely to the software product and the portion of the fee initially allocated to PCS and deferred is generally higher than in arrangements with established VSOE for the software product. Concurrent with future product releases and in response to changes in customer demand, it is likely that we will offer additional products that are only sold bundled with PCS. Therefore, the use of the residual method will become more prevalent, which would impact the timing of our revenue recognition since more of the sales proceeds would be allocated to the PCS portion of the arrangement and recognized over the PCS period. We also sell PCS separately and we determine VSOE by the renewal price charged. We base technical service and PCS revenues from customer maintenance fees for ongoing customer support and product updates and upgrades on the price charged or derived value of the undelivered elements and are recognized ratably over the term of the contract, which is typically 12 to 24 months. We include technical service revenues in net revenues in our condensed consolidated statements of income.

     In the normal course of business, we do not permit product returns, but we do provide most of our distributors and value added resellers with stock balancing and price protection rights. Stock balancing rights permit distributors to return products to us, subject to ordering an equal dollar amount of our products. Price protection rights require that we grant retroactive price adjustments for inventories of our products held by distributors or resellers if we lower our prices for such products. We establish provisions for estimated returns for stock balancing and price protection rights, as well as other sales allowances, concurrently with the recognition of revenue. The provisions are established based upon consideration of a variety of factors, including, among other things, recent and historical return rates for both specific products and distributors, estimated distributor inventory levels by product, the impact of any new product releases and projected economic conditions. Actual product returns for stock balancing and price protection provisions incurred are, however, dependent upon future events, including the amount of stock balancing activity by our distributors and the level of distributor inventories at the time of any price adjustments. We continually monitor the factors that influence the pricing of our products and distributor inventory levels and make adjustments to these provisions when we believe actual returns and other allowances could differ from established reserves. Our ability to recognize revenues upon shipment to our distributors is predicated on our ability to reliably estimate future product returns and rotation. If actual return experience or changes in market condition impairs our ability to estimate returns and rotation, we would be required to defer the recognition of revenue until the delivery of the product to the end-user customer. Allowances for estimated product returns amounted to approximately $6.7 million at March 31, 2003 and $10.5 million at December 31, 2002. We have not reduced and have no current plans to reduce our prices for inventory currently held by distributors or resellers. Accordingly, there were no reserves required for price protection at March 31, 2003 or December 31, 2002. We record estimated reductions to revenue for customer programs and incentive offerings including volume-based incentives. If market conditions were to decline, we could take actions to increase our customer incentive offerings and possibly result in an incremental reduction to our revenue at the time the incentive is offered.

Stock-Based Compensation

     Our stock option program is a broad based, long-term retention program that is intended to attract and reward talented employees and align stockholder and employee interest. The number and frequency of stock option grants are based on competitive practices, our operating results, and other factors. All employees are eligible to participate in the stock option program.

     Statement of Financial Accounting Standards, or SFAS, No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, defines a fair value method of accounting for issuance of stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Pursuant to SFAS No. 123, companies are not required to adopt the fair value method of accounting for employee stock-based transactions. Companies are permitted to account for such transactions under Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, but are required to disclose in a note to the consolidated financial statements pro forma net income and per share amounts as if a company had applied the methods prescribed by SFAS No. 123.

     As of March 31, 2003, we had four stock-based compensation plans. We grant stock options for a fixed number of shares to employees with an exercise price equal to or above the fair value of the shares at the date of grant. As discussed above and in note 2 to our condensed consolidated financial statements, we apply the intrinsic value method under APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock plans and its stock purchase plan. However, the impact on our consolidated financial statements from the use of options is reflected in the calculation of earnings per share in the form of dilution (see note 3).

     The following table (in thousands, except option price) provides information as of March 31, 2003 about the securities authorized for issuance to our employees and directors under our fixed stock compensation plans, consisting of our Amended and Restated 1995 Stock Plan, the Second Amended and Restated 1995 Employee Stock Purchase Plan, the 1995 Non-Employee Director Option Plan and the Second Amended and Restated 2000 Director and Officer Stock Option and Incentive Plan:

	(A)	(B)	(C)

Number of securities
	Number of		remaining available
	securities to be		for future issuance
	issued upon	Weighted-average	under equity
	exercise of	exercise price of	compensation plans
	outstanding	outstanding	(excluding
	options, warrants	options, warrants	securities reflected
Plan	and rights	and rights	in column (A))

Equity compensation plans approved by security holders	41,436	$24.15	38,278
Equity compensation plans not approved by security holders	—	—	—

Total	41,436	$24.15	38,278

     The following table provides information about stock options granted for fiscal year 2002 and for the quarter ended March 31, 2003 for employees, non-employee directors and for certain executive officers. The stock option data for listed officers relates to our Named Executive Officers. The “Named Executive Officers” represent our Chief Executive Officer and the four other most highly compensated executive officers who received total annual salary and bonus in excess of $100,000 in 2002, as reported in our Proxy Statement dated April 4, 2003 and who are current employees:

	Three Months ended	Year ended
	March 31, 2003	December 31, 2002

Net grants to all employees, non-employee directors and executive officers as a percent of outstanding shares (1) (2)	0.58%	1.17%

Grants to Named Executive Officers as a percent of outstanding shares (2)	0.06%	0.36%

Grants to Named Executive Officers as a percent of total options granted	4.06%	6.90%

Cumulative options held by Named Executive Officers as a percent of total options outstanding (3)	9.68%	9.48%

(1)	Net grants represent total options granted during the period net of options forfeited during the period.

(2)	Calculation is based on outstanding shares of common stock as of the beginning of the respective period.

(3)	Calculation is based on total options outstanding as of the end of the respective period.

     The following table presents our option activity from December 31, 2001 through March 31, 2003 (in thousands, except weighted-average exercise price):

		Options Outstanding

	Options Available	Number of	Weighted Average
	for Grant	Shares	Exercise Price

Balance at December 31, 2001	21,991	39,596	$28.92
Granted at market value	(9,275)	9,275	9.98
Granted above market value	(356)	356	17.92
Exercised	—	(551)	6.12
Forfeited/cancelled	7,455	(7,455)	30.86
Additional shares reserved	10,186	N/A	N/A

Balance at December 31, 2002	30,001	41,221	24.51

Granted at market value	(2,202)	2,202	12.31
Granted above market value	(349)	349	12.00
Exercised	—	(755)	3.62
Forfeited/cancelled	1,581	(1,581)	23.98
Additional shares reserved	9,247	N/A	N/A

Balance at March 31, 2003	38,278	41,436	24.15

     A summary of our in-the-money and out-of-the-money option information as of March 31, 2003 is as follows (in thousands, except weighted average exercise price):

	Exercisable		Unexercisable		Total

		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

In-the-money	2,862	8.53	7,926	8.32	10,788	8.38
Out-of-the-money (1)	22,038	30.26	8,610	28.28	30,648	29.71

Total options outstanding	24,900	27.76	16,536	18.71	41,436	24.15

(1)	Out-of-the-money options are those options with an exercise price equal to or above the closing price of $13.16 per share for our common stock at March 31, 2003.

     The following table provides information with regard to our stock option grants during the quarter ended March 31, 2003 to the Named Executive Officers:

	Individual Grants (1)

	Number of
	Securities
	Underlying Options	Exercise Price	Expiration
	Granted (#)	($/share)	Date

Mark Templeton	37,500	$12.00	March 3, 2013
John Burris	17,500	$12.00	March 3, 2013
Robert Kruger	17,500	$12.00	March 3, 2013
David Urbani	15,000	$12.00	March 3, 2013
Stefan Sjostrom	16,000	$12.00	March 3, 2013

(1)	These options vest over four years at a rate of 25% of the shares underlying the option one year from the date of the grant and at a rate of 2.08% monthly thereafter.

     The following table presents certain information regarding option exercises and outstanding options held by Named Executive Officers as of and for the quarter ended March 31, 2003:

			Number of Securities	Values of Unexercised
			Underlying Unexercised Options	In-the-Money Options at
	Shares Acquired on	Value	at March 31, 2003	March 31, 2003 ($)
	Exercise (#)	Realized ($)(1)	Exercisable/Unexercisable	Exercisable/Unexercisable (2)

Mark Templeton	—	—	1,840,313/249,687	$0/$610,500
John Burris	—	—	314,980/203,270	$0/$417,200
Robert Kruger	—	—	139,272/254,895	$0/$392,003
David Urbani	—	—	347,271/351,979	$0/$640,380
Stefan Sjostrom	—	—	113,501/197,749	$0/$309,620

(1)	Amounts disclosed in this column were calculated based on the difference between the fair market value of our common stock on the date of exercise and the exercise price of the options in accordance with regulations promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and do not reflect amounts actually received by the named officers.

(2)	Value is based on the difference between the option exercise price and the fair market value at March 31, 2003 ($13.16 per share), multiplied by the number of shares underlying the option.

     For further information regarding our stock option plans, see note 2 to our condensed consolidated financial statements.

Critical Accounting Policies and Estimates

     Our discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. We base these estimates on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances, and these estimates form the basis for our judgments concerning the carrying values of assets and liabilities that are not readily apparent from other sources. We periodically evaluate these estimates and judgments based on available information and experience. Actual results could differ from our estimates under different assumptions and conditions. If actual results significantly differ from our estimates, our financial condition and results of operations could be materially impacted. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2002 for further information regarding our critical accounting policies and estimates.

     The notes to the consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2002, the unaudited interim condensed consolidated financial statements and the related notes to the unaudited interim condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q and the factors and events described elsewhere in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including in “Certain Factors Which May Affect Future Results,” contain additional information related to our accounting policies and should be read in conjunction with the following discussion and analysis relating to the individual financial statement captions and our overall financial performance, operations and financial position.

Results of Operations

     The following table sets forth our condensed consolidated statements of income data and presentation of that data as a percentage of change from period-to-period.

	Three Months Ended March 31,		Increase/(decrease) for the
			Three Months Ended March 31,
	2003	2002	2003 vs. March 31, 2002

Net revenues	$143,491	$142,310	0.8%
Cost of revenues (excluding amortization, presented separately below)	4,731	4,752	(0.4)

Gross margin	138,760	137,558	0.9
Operating expenses:
Research and development	15,125	18,849	(19.8)
Sales, marketing and support	61,711	61,199	0.8
General and administrative	21,022	23,237	(9.5)
Amortization of intangible assets	2,974	3,331	(10.7)

Total operating expenses	100,832	106,616	(5.4)

Income from operations	37,928	30,942	22.6
Interest income	5,663	7,324	(22.7)
Interest expense	(4,549)	(4,608)	(1.3)
Other income, net	346	126	174.6

Income before income taxes	39,388	33,784	16.6
Income taxes	9,059	7,095	27.7

Net income	$30,329	$26,689	13.6%

     Net Revenues. Our operations consist of the design, development, marketing and support of access infrastructure software and services that enable effective and efficient enterprise-wide deployment and management of applications and information.

     We present net revenues in the following three categories outlined below: License Revenue, Technical Services Revenue, and Royalty Revenue. License Revenue primarily represents fees related to the licensing of our MetaFrame products, Citrix Subscription Advantage (our terminology for PCS), additional user licenses and management products (such as load balancing and resource management products). Technical Services Revenue consists primarily of technical support services, product training and certification, and consulting services related to implementation of our software products. We recognize Technical Services and Citrix Subscription Advantage revenues ratably over the term of the contract, which is typically 12 to 24 months.

     In May 1997, we entered into a five-year joint license, development and marketing agreement with Microsoft, which expired in May 2002. We recognized revenue from the Microsoft Development Agreement ratably over the five-year term of the contract in other revenues in the accompanying condensed consolidated statements of income. Royalty Revenue represents the fees recognized in connection with the Microsoft Development Agreement.

     With respect to product mix, the modest increase in net revenues for the three months ended March 31, 2003 compared to the three months ended March 31, 2002 was primarily attributable to an increase in License Revenue due mainly to an increase in the number of MetaFrame licenses sold for Windows operating systems primarily due to market acceptance of the our MetaFrame XP presentation servers. This increase was partially offset by a decrease in Royalty Revenue associated with the expiration of the Microsoft Development Agreement in May 2002.

     Deferred revenues, primarily related to Citrix Subscription Advantage and Technical Services Revenues, increased approximately $6.7 million as compared to December 31, 2002. This increase was due primarily to increased renewals of Citrix Subscription Advantage.

     An analysis of our net revenues is presented below:

	Three Months Ended		Increase (Decrease) for the
	March 31,		Three Months ended
			March 31, 2003 vs.
	2003	2002	March 31, 2002

License revenue	$132,114	$121,725	8.5%
Technical services revenue	11,377	10,713	6.2
Royalty revenue	—	9,872	(100.0)

Net revenues	$143,491	$142,310	0.8%

     International And Segment Revenues. International revenues (sales outside of the United States) accounted for approximately 56.1% of net revenues for the three months ended March 31, 2003 and 48.2% of net revenues for the three months ended March 31, 2002. This increase is due to the expiration of the Microsoft Development Agreement in May 2002 as well as increasing demand for our products overseas, particularly in Europe. For detailed information on international revenues, please refer to note 6 to our condensed consolidated financial statements appearing in this report.

     An analysis of our geographic segment net revenue as a percentage of net revenue is presented below:

	Three Months Ended		Increase (Decrease) for the
	March 31,		Three Months ended
			March 31, 2003 vs.
	2003	2002	March 31, 2002

Americas (1)	47.2%	49.1%	(3.1)%
EMEA (2)	43.1%	35.9	21.1
Asia-Pacific	9.7%	8.1	20.8
Other (3)	—	6.9	(100.0)

Net revenues	100.0%	100.0%	0.8%

(1)	Our Americas segment is comprised of the United States, Canada and Latin America.

(2)	Defined as Europe, Middle East and Africa.

(3)	Represents royalty fees earned in connection with the Microsoft Development Agreement, which expired in May 2002.

     In terms of the mix of revenues between our geographic segments, the increase in EMEA net revenue is due primarily to an increase in the number of MetaFrame licenses sold. The overall increase in geographic segment revenue was due primarily to the factors mentioned above.

     Cost of Revenues. Cost of revenues consisted primarily of the cost of royalties, product media and duplication, manuals, packaging materials and shipping expense. Cost of revenues also consisted of compensation and other personnel-related costs of providing consulting services. We expensed all development costs incurred in connection with the Microsoft Development Agreement as incurred in cost of other revenues. Our cost of revenues excludes amortization of core technology, which is shown as a component of amortization expense in our condensed consolidated statements of income. There was no significant change in our cost of revenues for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002.

     Gross Margin. Gross margin as a percent of revenue was 96.7% for the three months ended March 31, 2003 and 2002. We currently anticipate that in the next 12 months, gross margin as a percentage of net revenues will remain relatively unchanged as compared with current levels. However, gross margin could fluctuate from time to time based on a number of factors attributable to the cost of revenues as described above.

     Research and Development Expenses. Research and development expenses consisted primarily of personnel-related costs. We expensed all development costs included in the research and development of software products and enhancements to existing products as incurred except for certain core technologies. Research and development expenses decreased for the three months ended March 31, 2003 compared to the three months ended March 31, 2002, primarily due to severance, relocation and reduced headcount costs associated with the consolidation of our Salt Lake City and Columbia, Maryland development teams into our remaining engineering facilities in Fort Lauderdale, Florida during 2002.

     Sales, Marketing and Support Expenses. Sales, marketing and support expenses for the three months ended March 31, 2003 compared to the three months ended March 31, 2002 remained relatively unchanged. Significant activity primarily included an increase in costs incurred for external consultants associated with product training and increases in commissions. These increases were offset by a reduction in marketing program costs due to a refocus in marketing programs spending based on the current operating environment.

     General and Administrative Expenses. General and administrative expenses decreased for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002, primarily from a decrease in depreciation expense due to the abandonment of certain leasehold improvements during 2002. This decrease was offset by an increase in legal fees for litigation occurring in the normal course of business and for responding to new regulatory requirements.

     Amortization of Intangible Assets. At January 1, 2003, we had unamortized identified intangible assets with estimable useful lives in the amount of $30.8 million, net, which were amortized during the quarter in accordance with the provisions of SFAS No. 142. For the quarter ended March 31, 2003, we recorded $3.0 million in amortization expense related to these assets. Amortization of intangible assets for the three months ended March 31, 2003 as compared to March 31, 2002 was relatively unchanged.

     Interest Income. Interest income decreased for the three months ended March 31, 2003 compared to the three months ended March 31, 2002, due primarily to a decrease in interest rates.

     Interest Expense. Interest expense remained relatively unchanged for the three months ended March 31, 2003 compared to the three months ended March 31, 2002 and primarily represented non-cash interest and accretion on our convertible subordinated debentures.

     Other Income, Net. Other income, net is primarily comprised of remeasurement and foreign currency transaction gains (losses). Other income, net for the three months ended March 31, 2003 compared to the three months ended March 31, 2002, remained relatively unchanged.

     Income Taxes. We maintain certain operational and administrative processes in overseas subsidiaries. As a result, foreign earnings are taxed at lower foreign tax rates. We do not expect to remit earnings from our foreign subsidiaries. Our effective tax rate was increased to 23% for the three months ended March 31, 2003 from 21% for the same period in the prior year, primarily due to an increase in anticipated profitability in our Americas geographic segment, which is taxed at a higher rate and to a lesser extent, a decrease in tax credits generated during the quarter.

Liquidity and Capital Resources

     During the three months ended March 31, 2003, we generated positive operating cash flows of $59.4 million. These cash flows related primarily to net income of $30.3 million, adjusted for, among other things, tax benefits from the exercise of non-statutory stock options and disqualifying dispositions of incentive stock options of $2.7 million, non-cash charges, including depreciation and amortization expenses of $10.2 million, the accretion of original issue discount and amortization of financing costs on our convertible subordinated debentures of $4.5 million and an aggregate increase in cash flow from our operating assets and liabilities of $11.2 million. Our investing activities provided $4.8 million of cash consisting primarily of the net proceeds, after reinvestment, from sales and maturities of investments of $6.6 million, partially offset by the expenditure of $1.4 million for the purchase of property and equipment. Our financing activities used cash of $55.1 million related primarily to the expenditure of $60.2 million for the stock repurchase program, partially offset by the proceeds received from the issuance of common stock under our employee stock compensation plans and the sale of put warrants of $5.1 million.

     During the three months ended March 31, 2002, we generated positive operating cash flows of $27.9 million. These cash flows related primarily to net income of $26.7 million, adjusted for, among other things, tax benefits from the exercise of non-statutory stock options and disqualifying dispositions of incentive stock options of $5.3 million, non-cash charges, including depreciation and amortization expenses of $12.0 million, provisions for product returns of $4.7 million (primarily due to our stock rotation program) and the accretion of original issue discount and amortization of financing costs on our convertible subordinated debentures of $4.5 million. These cash inflows were partially offset by an aggregate decrease in cash flow from our operating assets and liabilities of $25.4 million. Our investing activities used $28.6 million of cash consisting primarily of net cash paid for acquisitions (a contingent payment in connection with the acquisition of Innovex in February 2000) of $10.7 million, the net purchase of investments of $9.7 million and $8.2 million for our purchase of property and equipment. We used $54.4 million in cash in financing activities related primarily to our expenditure of $52.6 million in our stock repurchase program, and $5.1 million in our debenture repurchase program.

     Cash and Investments

     As of March 31, 2003, we had $722.6 million in cash and investments, including $151.8 million in cash and cash equivalents. In addition, we had $25.6 million in working capital at March 31, 2003 as compared to $186.4 million at December 31, 2002. The decrease in working capital as compared to December 31, 2002, was due primarily to the reclassification of our convertible subordinated debentures as a current liability as of March 31, 2003. See “Liquidity and Capital Resources—Convertible Subordinated Debentures” and note 5 to our condensed consolidated financial statements for further information. The $3.2 million increase in cash and investments as compared to December 31, 2002, was due primarily to positive cash flow from operations offset by continued common stock repurchases and capital expenditures as discussed above. We generally invest our cash and cash equivalents in investment grade, highly liquid securities to allow for flexibility in the event of immediate cash needs. Our short and long-term investments primarily consist of interest bearing securities.

     In December 2000, we invested $158.1 million in a trust managed by an investment advisor. The purpose of the trust is to maintain sufficient liquidity in the event that our debentures are redeemed in March 2004. Our investment in the trust matures on March 22, 2004, and comprises all of the trust’s assets. Therefore, the investment is classified as short-term in our March 31, 2003 condensed consolidated balance sheet to reflect the maturity within one year of the balance sheet date. The trust’s assets primarily consist of AAA-rated zero-coupon corporate securities. The trust entered into a credit risk swap agreement with the investment advisor, which effectively increased the yield on the trust’s assets and for which value the trust assumed the credit risk of ten investment-grade companies. The effective yield of the trust, including the credit risk swap agreement, is 6.72% and the principal balance will accrete to $195 million in March 2004. We record our investment in the trust and the underlying investments and swap as held-to-maturity zero-coupon corporate securities in our consolidated financial statements. We do not recognize changes in the fair value of the held-to-maturity investment unless a decline in the fair value of the trust is other-than-temporary, in which case we would recognize a loss in earnings. Our investment is at risk to the extent that one of the underlying corporate securities has a credit event that may include bankruptcy, dissolution, or insolvency of the issuers. There have been no losses associated with the trust’s underlying corporate securities. The amortized cost of our investment in the trust was approximately $183.3 million at March 31, 2003 and $180.4 million at December 31, 2002. At March 31, 2003, the fair value of the trust’s assets was $187.8 million.

     In addition, we have invested in other instruments with similar credit risk features. This means that these investments are at risk to the extent that the entities issuing the underlying corporate securities have credit events above specified amounts that result in a loss to the counterparty. There have been no credit events associated with the entities issuing the underlying corporate securities. For more information see notes 2 and 7 to our condensed consolidated financial statements.

     Accounts Receivable, Net

     At March 31, 2003, we had approximately $68.7 million in accounts receivable, net of allowances. The modest decrease in accounts receivable as compared to December 31, 2002 is primarily attributed to lower sales compared to the fourth quarter of 2002, partially offset by a decrease in allowances due to lower estimated product returns from distributors.

     Convertible Subordinated Debentures

     In March 1999, we sold $850 million principal amount at maturity of our zero coupon convertible subordinated debentures due in March 2019, in a private placement. The debentures were priced with a yield to maturity of 5.25%. Our net proceeds were approximately $291.9 million, net of original issue discount and net of debt issuance costs of $9.6 million. Except under limited circumstances, we will pay no interest prior to maturity. The security holders can convert the debentures at any time on or before the maturity date at a conversion rate of 14.0612 shares of our common stock for each $1,000 principal amount at maturity of the debentures, subject to adjustment in certain events. We can redeem the debentures on or after March 22, 2004, and the holders of the debentures can require us to repurchase the debentures on fixed dates and at set redemption prices (equal to the issue price plus accrued original issue discount) beginning on March 22, 2004. Accordingly, we classified the debentures as a current liability in our March 31, 2003 condensed consolidated balance sheet to reflect the amount that will be payable on demand within one year of the balance sheet date. We will maintain sufficient liquidity in the event that holders of the debentures require us to redeem or we elect to repurchase the debentures.

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

     Stock Repurchase Program

     Our board of directors has authorized a total of $600 million of repurchase authority under our stock repurchase program, the objective of which is to manage actual and anticipated dilution. All shares repurchased are recorded as treasury stock.

     We are authorized to make open market purchases paid out of general corporate funds. During the quarter ended March 31, 2003, we purchased 1,425,000 shares of outstanding common stock on the open market for approximately $17.7 million (at an average per share price of $12.39).

     From time to time, we enter into arrangements with financial institutions as part of our stock repurchase program in order to lower our average cost to acquire shares. These arrangements are described below.

     During 2002, we entered into an agreement, as amended, with a large financial institution in a private transaction to purchase up to 3.8 million shares of our common stock at various times through February 2003. Pursuant to the terms of the agreement, we paid $25 million to this institution during the third quarter of 2002. During 2002, we received 2,655,469 shares under this agreement with a total value of $18.5 million. The agreement matured in February 2003, and we received 390,830 additional shares with a total value of $6.5 million.

     During 2002, we entered into a private structured stock repurchase transaction with a large financial institution. Under the terms of the agreement, and in exchange for an up front payment of $25 million, we were entitled to receive approximately 2.2 million shares of our common stock or a predetermined cash amount at expiration of the agreement. Upon expiration of this agreement in March 2003, we received approximately 2.2 million shares of our common stock. During 2003, we entered into a similar transaction with the same financial institution. In exchange for an up front payment of $15 million, we are entitled to receive approximately 1.5 million shares of our common stock or a predetermined cash amount at the expiration of the agreement in June 2003 dependent upon the closing price of our common stock at maturity.

     In December 2002, we entered into an agreement with a large financial institution requiring that such institution sell to us up to 1,560,000 shares of our common stock at fixed prices if our common stock traded at designated levels between December 16, 2002 and January 23, 2003. As of December 31, 2002, we had a potential remaining repurchase obligation associated with this agreement of approximately $9.1 million, which was classified as common stock subject to repurchase in the consolidated balance sheet. During January 2003, this agreement expired and no shares were repurchased.

     During the first quarter of 2003, we entered into a private structured stock repurchase agreement with a large financial institution. Pursuant to the terms of the agreement we paid an aggregate of $25 million up front to this institution, with the ultimate number of shares repurchased dependent on market conditions. The agreement requires that repurchased shares be delivered to us upon expiration of the agreement during June 2003.

     We sell put warrants that entitle the holder of each warrant to sell to us, generally by physical delivery, one share of our common stock at a specified price. During the quarter ended March 31, 2003, we sold 450,000 put warrants at an average exercise price of $12.57 and received premium proceeds of approximately $0.7 million. During the quarter ended March 31, 2003, we paid $2.5 million for the purchase of 200,000 shares upon the exercise of outstanding put warrants, while 750,000 put warrants expired unexercised. As of March 31, 2003, 450,000 put warrants were outstanding, with exercise prices ranging from $11.82 to $13.05, and expire on various dates in April and May 2003. As of March 31, 2003, we have a total potential repurchase obligation of approximately $5.7 million associated with outstanding put warrants, of which $4.4 million is classified as a put warrant obligation in our accompanying condensed consolidated balance sheet. The remaining $1.3 million of outstanding put warrants permit a net-share settlement at our option and are not recorded as a put warrant obligation in the condensed consolidated balance sheet. The outstanding put warrants classified as a put warrant obligation in our condensed consolidated balance sheet will be reclassified to stockholders’ equity when each warrant is exercised or when it expires. Under the terms of certain put warrant agreements, we must maintain certain levels of cash and investment balances. As of March 31, 2003, we were in compliance with the required levels.

     Commitments

     In April 2002, we entered into a synthetic lease with a substantive lessor totaling approximately $61.0 million for our corporate headquarters office space in Fort Lauderdale, Florida. The synthetic lease represents a form of off-balance sheet financing under which an unrelated third party lessor funded 100% of the costs of acquiring the property and leases the asset to us. The synthetic lease qualifies as an operating lease for accounting purposes and as a financing lease for tax purposes. We do not include the property or the lease debt as an asset or a liability on our condensed consolidated balance sheet. Consequently, we include payments made pursuant to the lease as operating expenses in our condensed consolidated statements of income. We entered into the synthetic lease in order to lease our headquarters properties under more favorable terms than under our previous lease arrangements.

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

     The synthetic lease includes certain financial covenants including a requirement for us to maintain a pledged balance of approximately $63.0 million in cash and/or investment securities as collateral. We manage the composition of the pledged investments and investment earnings are available for operating purposes. Additionally, we must maintain a minimum cash and investment balance of $100.0 million, excluding our debentures, collateralized investments and equity investments, as of the end of each fiscal quarter. As of March 31, 2003, we had approximately $112.2 million in cash and investments in excess of those required levels. The synthetic lease includes non-financial covenants including the maintenance of the properties and adequate insurance, prompt delivery of financial statements to the lender of the lessor and prompt payment of taxes associated with the properties. As of March 31, 2003, we were in compliance with all material provisions of the arrangement.

     During 2002, we took actions to consolidate certain of our offices, including the exit of certain leased office space and the abandonment of certain leasehold improvements. Lease obligations related to these existing operating leases continue until 2018 with a total remaining obligation of approximately $29.7 million, of which $5.5 million, net of anticipated sublease income, was accrued for as of March 31, 2003, and is reflected in accrued expenses in our condensed consolidated financial statements. In calculating this accrual, we made estimates, based on market information, including the estimated vacancy periods and sublease rates and opportunities. If actual circumstances prove to be different than management has estimated, the total charges for these vacant facilities could be significantly higher.

     During 2003 and 2002, significant portions of our cash inflows were generated by operations. Although we believe existing cash and investments together with cash flow expected from operations will be sufficient to meet operating, debt redemption and capital expenditures requirements for the next 12 months, future operating results and expected cash flow from operations could vary if we experience a decrease in customer demand or a decrease in customer acceptance of future product offerings. We could from time to time seek to raise additional funds through the issuance of debt or equity securities. We continue to search for suitable acquisition candidates and could acquire or make investments in companies we believe are related to our strategic objectives. Such investments could reduce our available working capital. We currently expect that the difficult economic conditions that existed during 2002 will persist in 2003.

Certain Factors Which May Affect Future Results

     Our operating results and financial condition have varied in the past and could in the future vary significantly depending on a number of factors. From time to time, information provided by us or statements made by our employees could contain “forward-looking” information that involves risks and uncertainties. In particular, statements contained in this Form 10-Q, and in the documents incorporated by reference into this Form 10-Q, that are not historical facts, including, but not limited to statements concerning new products, product development and offerings, product and price competition, deferred revenues, economic and market conditions, revenue recognition, profits, growth of revenues, technology relationships, reinvestment of foreign earnings, gross margins, goodwill, intangible assets, impairment charges, anticipated operating and capital expenditure requirements, leasing and subleasing activities, acquisitions, debt redemption obligations, stock repurchases, investment transactions, liquidity, working capital, litigation matters, intellectual property matters, distribution channels, stock price, licensing models and potential debt or equity financings constitute forward-looking statements and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are neither promises nor guarantees. Our actual results of operations and financial condition have varied and could in the future vary significantly from those stated in any forward-looking statements. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Form 10-Q, in the documents incorporated by reference into this Form 10-Q or presented elsewhere by our management from time to time. Such factors, among others, could have a material adverse effect upon our business, results of operations and financial condition.

Because of our relationship with Microsoft, our business could be adversely impacted by commercialization, source code access and compatibility risks.

     Our relationship with Microsoft is subject to the following risks and uncertainties, some of which could cause a material adverse effect on our business, results of operations and financial condition:

•	Successful Commercialization of Microsoft Operating Systems. Our ability to successfully commercialize Citrix MetaFrame access infrastructure is directly related to Microsoft’s ability to market Windows 2000 Servers and Windows Server 2003, or collectively Windows Server Operating Systems, products. We do not have control over Microsoft’s distributors and resellers and, to our knowledge, Microsoft’s distributors and resellers are not obligated to purchase products from Microsoft. Additionally, there could be delays in the release and shipment of future versions of Windows Server Operating Systems.

•	Termination of the Microsoft Source Licensing Agreement. In May 2002, we signed an agreement with Microsoft that provides us access to Microsoft Windows Server source code for current and future Microsoft server operating systems, including access to Windows Server 2003 and terminal services source code, during the three year term of the agreement. Microsoft could terminate the current agreement before the expiration of the three-year term for breach and upon our change of control. If Microsoft does terminate the current agreement, our restricted access to source code for current and future Microsoft server operating systems could negatively impact the timing of our release of future products and enhancements.

•	Our agreements with Microsoft are short in duration. There can be no assurances that our current agreements with Microsoft will be extended or renewed by Microsoft after their respective expirations. Our failure to renew certain terms of these agreements with Microsoft in a manner favorable to us could negatively impact the timing of our release of future products and enhancements.

•	Compatibility. Future product offerings by Microsoft may not provide for compatibility with our products, upon release of such offerings from Microsoft. The lack of compatibility between future Microsoft products and our products could negatively impact the timing of our release of future products and enhancements.

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

     We have adopted accounting policies that could require us to take a charge to earnings related to our acquisition of Sequoia Software Corporation. In July 2001, we adopted SFAS No. 141, Business Combinations, and in January 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets. As a result, we no longer amortize goodwill and intangible assets deemed to have indefinite lives. However, we continue to amortize certain product and core technologies, trademarks, patents and other intangibles. We periodically evaluate our intangible assets, including goodwill, for impairment. If we determine that any of our intangible assets are impaired, we could be required to take a related charge to earnings.

     In particular, at March 31, 2003, we had $28.6 million, net, of unamortized identified intangibles with estimable useful lives, of which $22.1 million consists of product and core technology we purchased in the acquisition of Sequoia. We commercialized and currently market the Sequoia technology through our secure access infrastructure software, which includes Citrix MetaFrame Secure Access Manager. However, our channel distributors and entities with which we have technology relationships, customers or prospective customers may not purchase or widely accept our new line of products. If we are unsuccessful in selling this new line of products, we could determine that the value of the purchased technology is impaired in whole or in part and take a charge to earnings. An impairment charge could have a material adverse effect on our results of operations and financial condition.

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

     For example, our ability to market the MetaFrame product suite, the MetaFrame Secure Access Manager products and other future product offerings could be affected by Microsoft’s licensing and pricing scheme for client devices, which attach to Windows Server Operating Systems and utilize our products. Further, the announcement of the release, and the actual release, of new Windows based server operating systems or products incorporating similar features to our products could cause our existing and potential customers to postpone or cancel plans to license certain of our existing and future product offerings. Moreover, Microsoft includes its Remote Desktop Protocol, or

RDP, as a component in certain Windows Server Operating Systems, which has certain of the capabilities of our ICA® protocol. RDP could offer customers a competitive solution and allow future Microsoft product offerings to directly compete with our current MetaFrame software suite, and any of our future product offerings, which could adversely impact our business, results of operations and financial condition.

     In addition, alternative products for Web applications in the Internet software market directly and indirectly compete with our current products and anticipated future product offerings. Existing or new products that extend Internet software to provide Web-based information access or interactive computing (such as Microsoft Windows Server 2003 products) can materially impact our ability to sell our products in this market. Our competitors in this market include Microsoft, Oracle, Sun Microsystems, and other makers of Web-based server software.

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

We could change our licensing models or the percentage of our revenue represented by deferred revenues could increase, which could negatively impact the timing of our recognition of revenue.

     We continually re-evaluate our licensing programs, including specific license models, delivery methods, and terms and conditions, to market our current and future products and services. We could implement new licensing programs, including offering specified and unspecified enhancements to our current and future product and service lines. For example, on October 1, 2002, we implemented new volume-based licensing programs. We could recognize revenues associated with those enhancements after the initial shipment or licensing of the software product or over the product’s life cycle. We could implement different licensing models in certain circumstances, for which we would recognize licensing fees over a longer period, which could decrease our current revenue. For example, we recognize Citrix Subscription Advantage and Technical Services revenues from customer maintenance fees or ongoing customer support ratably over the term of the contract, which is typically 12 to 24 months. Deferred revenues from Citrix Subscription Advantage and Technical Services increased by approximately $6.7 million at March 31, 2003 as compared to December 31, 2002. The timing of the implementation of new licensing programs, the timing of the release of such enhancements and other factors could impact the timing of our recognition of revenues and related expenses associated with our products, related enhancements and services and could adversely affect our operating results and financial condition.

As our international sales and operations grow, we could become increasingly subject to additional risks that could harm our business.

     We conduct significant sales and customer support operations in countries outside of the United States. For the three months ended March 31, 2003, we derived 56.1% of our revenues from sales outside the United States. Our continued growth and profitability could require us to further expand our international operations. To successfully expand international sales, we must establish additional foreign operations, hire additional personnel and recruit additional international resellers. Our international operations are subject to a variety of risks, which could cause international revenues to fluctuate. These risks include:

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

     In April 2002, we entered into a seven-year synthetic lease with a substantive lessor for our headquarters office buildings in Fort Lauderdale, Florida. The synthetic lease qualifies for operating lease accounting treatment under SFAS No. 13, Accounting for Leases, so we do not include the property or the lease debt on our consolidated balance sheet. In January 2003, the Financial Accounting Standards Board, or FASB, issued FASB interpretation No. 46, Consolidation of Variable Interest Entities. As a result of this new guidance, we may be required to include the property and the lease debt in our consolidated financial statements, and as a result we would incur additional depreciation expenses. We are currently in the process of determining the effects, if any, on our financial position, results of operations and cash flows that will result from the adoption of FIN No. 46.

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

     We could purchase the property at any time during the lease term, with thirty days’ written notice, for the original property cost plus transaction fees and lease breakage fees. If we purchase the property, we will be required to add the property to our consolidated balance sheet. At any time during the lease term, we could also re-lease the property or remarket the property for sale to a third party. If we remarket the property for sale to a third party, we could be required to find alternate headquarter facilities on terms that may not be as favorable as the current arrangement. If we elect not to purchase the property at the end of the lease term, we have guaranteed a minimum residual value of approximately $51.9 million to the lessor. Therefore, if the fair value of the property declines below $51.9 million, we would have to make up the difference under our residual value guarantee, which could have a material adverse effect on our results of operations and financial condition. For further information on our synthetic lease, please refer to “Liquidity and Capital Resources” and note 12 to our condensed consolidated financial statements.

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

     We intend to continue to expand our distribution channels by leveraging our relationships with independent hardware and software vendors and system integrators to encourage them to recommend or distribute our products. In addition, an integral part of our strategy is to diversify our base of channel relationships by adding more channel members with abilities to reach larger enterprise customers. This will require additional resources, as we will need to expand our internal sales and service coverage of these customers. If we fail in these efforts and cannot expand or diversify our distribution channels, our business could be adversely affected. In addition to this diversification of our base, we will need to maintain a healthy mix of members who cater to smaller customers. We could need to add and remove distribution members to maintain customer satisfaction and a steady adoption rate of our products, which could increase our operating expenses. We are currently investing, and intend to continue to invest, significant resources to develop these channels, which could reduce our profits.

If we do not generate sufficient cash flow from operations in the future, we may not be able to fund our operations and fulfill our future obligations.

     Our ability to generate sufficient cash flow from operations to fund our product development and offerings and make payments on our debt and other obligations depends on a range of economic, competitive and business factors, many of which are outside our control. We cannot assure you that our business will generate sufficient cash flow from operations, or that we will be able to liquidate our investments, sell assets or raise equity when needed or desirable. In December 2000, we invested $158.1 million in a trust managed by an investment advisor in order to maintain sufficient liquidity in the event that our debentures are redeemed in March 2004. If the value of the investments in the trust significantly decreases, the proceeds of the trust combined with our other cash and investments may not be sufficient to fund the redemption of our outstanding debentures in 2004, if required. An inability to fund our operations or fulfill outstanding obligations could have a material adverse effect on our business, financial condition and results of operations. For further information, please refer to “Liquidity and Capital Resources.”

We rely on indirect distribution channels and major distributors that we do not control.

     We rely significantly on independent distributors and resellers to market and distribute our products. We do not control our distributors and resellers. Additionally, our distributors and resellers are not obligated to buy our products and could also represent other lines of products. Some of our distributors and resellers maintain inventories of our packaged products for resale to our smaller end-user customers. If distributors and resellers reduce their inventory of our packaged products, our business could be adversely affected. In the quarter ended March 31, 2003 we believe that our distributors and resellers held smaller inventories of packaged products as compared to inventories they held in prior quarters. Further, we could maintain individually significant accounts receivable balances with certain distributors. The financial condition of our distributors could deteriorate and distributors could significantly delay or default on their payment obligations. Any significant delays or defaults could have a material adverse effect on our business, results of operations and financial condition.

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

     Increasing political and social turmoil including the SARS illness and terrorist and military actions, can be expected to put further pressure on economic conditions in the United States and foreign jurisdictions. These conditions make it difficult for us, and our customers, to accurately forecast and plan future business activities and could have a material adverse effect on our business, financial condition and results of operations.

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

     General economic and market conditions, and other factors outside our control, could adversely affect our business and impair the value of our investments. Any further downturn in general economic conditions could result in a reduction in demand for our products and services and could harm our business. In addition, an economic downturn could result in an impairment in the value of our investments requiring us to record losses related to such investments. Impairment in the value of these investments may disrupt our ongoing business and distract management. As of March 31, 2003, we had $570.8 million of short and long-term investments with various issuers and financial institutions. In many cases we do not attempt to reduce or eliminate our market exposure on these investments and could incur losses related to the impairment of these investments. Fluctuations in economic and market conditions could adversely affect the value of our investments, and we could lose some of our investment portfolio. A total loss of an investment could adversely affect our results of operations and financial condition. For further information on these investments, please refer to “Liquidity and Capital Resources.”

Our revenue may not grow, and if we do not successfully manage our expenses, our business could be negatively impacted.

     We attribute most of our growth during recent years to the introduction of the MetaFrame software for Windows operating systems in mid-1998. We cannot assure you that the infrastructure software markets, in which we operate, will grow. We cannot assure that the release of our secure access infrastructure software suite, including the MetaFrame Secure Access Manager, or other new products will increase our revenue growth rate.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes with respect to the information on Quantitative and Qualitative Disclosures About Market Risk appearing in Part II, Item 7A to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 4. CONTROLS AND PROCEDURES

     As of a date (the “Evaluation Date”) within ninety days prior to the filing date of this Quarterly Report on Form 10-Q, the Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Vice President and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Vice President and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in ensuring that material information relating to the Company (including its consolidated subsidiaries) required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and the Company’s Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There were no significant changes in the Company’s internal controls or, to the knowledge of the Company, in other factors that could significantly affect the Company’s internal controls subsequent to the Evaluation Date.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In February 2002, a stockholder filed a complaint in the Court of Chancery of the State of Delaware against the Company and certain of its current and former officers and directors. The parties have agreed to a non-monetary settlement of the action not involving the validity of the 2000 Director and Officer Stock Option and Incentive Plan. The settlement is subject to approval by the court. A hearing on the approval of the settlement has not yet been scheduled.

     In addition, the Company is a defendant in various matters of litigation generally arising out of the normal course of business. Although it is difficult to predict the ultimate outcome of these cases, management believes, based on discussions with counsel, that any ultimate liability would not materially affect the Company’s financial position, result of operations or cash flows.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     In connection with the Company’s stock repurchase program, in October 2000, the Board of Directors approved a program authorizing the Company to sell put warrants that entitle the holder of each warrant to sell to the Company, generally by physical delivery, one share of the Company’s Common Stock at a specified price. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources,” for information regarding the Company’s sale of put warrants during the first quarter of 2003. The issuance of these securities is exempt from registration under Section 4(2) of the Securities Act of 1933.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  There are no exhibits to be filed with this report.

     (b)  There were no reports on Form 8-K filed by the Company during the first quarter of 2003.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 12th day of May 2003.

CITRIX SYSTEMS, INC.

By: /s/ DAVID J. HENSHALL

David J. Henshall Vice President and Chief Financial Officer (Authorized Officer and Principal Financial Officer)

CERTIFICATIONS

I, Mark B. Templeton, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Citrix Systems, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003

/s/ Mark B. Templeton

Mark B. Templeton Chief Executive Officer (Principal Executive Officer)

CERTIFICATIONS

I, David J. Henshall, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Citrix Systems, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003

/s/ David J. Henshall

David J. Henshall Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002