Form 10-Q
period 2003-06-30
CITRIX SYSTEMS INC
filed 2003-08-12
CIK 877890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

                              (Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 0-27084

CITRIX SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	75-2275152 (IRS Employer Identification No.)

851W. Cypress Creek Road Fort Lauderdale, Florida (Address of Principal Executive Offices)	33309 (Zip Code)

(954) 267-3000
Registrant’s Telephone Number, Including Area Code

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes   ☒   No    ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).Yes   ☒   No    ☐

     As of August 5, 2003 there were 164,573,919 shares of the registrant’s Common Stock, $.001 par value per share, outstanding.

CITRIX SYSTEMS, INC.

Form 10-Q
For the Quarterly Period Ended June 30, 2003

CONTENTS

		Page
		Number

PART I:	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets:
	June 30, 2003 and December 31, 2002	3

	Condensed Consolidated Statements of Income:
	Three Months and Six Months ended June 30, 2003 and 2002	4

	Condensed Consolidated Statements of Cash Flows:
	Six Months ended June 30, 2003 and 2002	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative & Qualitative Disclosures About Market Risk	46

Item 4.	Controls and Procedures	46

PART II:	OTHER INFORMATION

Item 1.	Legal Proceedings	47

Item 4.	Submission of Matters to a Vote of Security Holders	47

Item 5.	Other Information	47

Item 6.	Exhibits and Reports on Form 8-K	48

Signature		49

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Citrix Systems, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2003	2002

	(in thousands, except par value)
Assets
Current assets:
Cash and cash equivalents	$248,222	$142,700
Short-term investments	221,780	77,213
Accounts receivable, net of allowances of $12,080 and $16,538 at June 30, 2003 and December 31, 2002, respectively	84,246	69,471
Other prepaids and current assets	43,533	36,400
Current portion of deferred tax assets	49,908	49,515

Total current assets	647,689	375,299
Long-term investments	319,369	499,491
Property and equipment, net	69,541	76,534
Goodwill, net	152,364	152,364
Other intangible assets, net	24,649	30,849
Long-term portion of deferred tax assets	5,141	5,587
Other assets	11,661	21,407

	$1,230,414	$1,161,531

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$102,817	$92,926
Current portion of deferred revenues	119,554	95,963
Convertible subordinated debentures	342,434	—

Total current liabilities	564,805	188,889

Long-term portion of deferred revenues	8,597	8,028
Convertible subordinated debentures	—	333,549
Commitments and contingencies
Put warrants	—	7,340
Common stock subject to repurchase	—	9,135
Stockholders’ equity:
Preferred stock at $.01 par value:5,000 shares authorized, none issued and outstanding	—	—
Common stock at $.001 par value: 1,000,000 shares authorized; 200,089 and 197,426 issued at June 30, 2003 and December 31, 2002, respectively	200	197
Additional paid-in capital	665,480	595,959
Retained earnings	579,471	519,797
Accumulated other comprehensive income	5,885	3,833

	1,251,036	1,119,786
Less — common stock in treasury, at cost (35,535 and 29,290 shares at June 30, 2003 and December 31, 2002, respectively)	(594,024)	(505,196)

Total stockholders’ equity	657,012	614,590

	$1,230,414	$1,161,531

See accompanying notes.

Citrix Systems, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(in thousands, except per share information)
Revenues:
Revenues	$143,049	$113,246	$286,540	$245,684
Other revenues	—	4,210	—	14,082

Total net revenues	143,049	117,456	286,540	259,766
Cost of revenues (excluding amortization, presented separately below)	5,036	4,758	9,767	9,510

Gross margin	138,013	112,698	276,773	250,256
Operating expenses:
Research and development	16,244	17,059	31,369	35,908
Sales, marketing and support	60,550	61,413	122,261	122,611
General and administrative	23,022	21,339	44,044	44,577
Amortization of intangible assets	2,699	2,611	5,673	5,942

Total operating expenses	102,515	102,422	203,347	209,038

Income from operations	35,498	10,276	73,426	41,218
Interest income	4,512	6,869	10,175	14,193
Interest expense	(4,523)	(4,612)	(9,072)	(9,220)
Other income (expense), net	1,629	(1,684)	1,975	(1,558)

Income before income taxes	37,116	10,849	76,504	44,633
Income taxes	7,772	—	16,831	7,095

Net income	$29,344	$10,849	$59,673	$37,538

Earnings per common share:
Basic earnings per share	$0.18	$0.06	$0.36	$0.21

Weighted average shares outstanding	165,409	179,935	166,349	182,043

Earnings per common share-assuming dilution:
Diluted earnings per share	$0.17	$0.06	$0.35	$0.20

Weighted average shares outstanding	171,925	181,262	171,158	184,352

See accompanying notes.

Citrix Systems, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,

	2003	2002

	(in thousands)
Operating Activities
Net income	$59,673	$37,538
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	5,673	5,942
Depreciation and amortization of property and equipment	12,900	16,549
Loss on abandonment of fixed assets	114	461
Realized gains and other-than-temporary decline in market value of investments	(1,209)	607
Provision for doubtful accounts	1,254	240
Provision for product returns	482	8,481
Provision for inventory reserves	507	956
Tax benefit related to the exercise of non-statutory stock options and disqualifying dispositions of incentive stock options	8,999	20,719
Accretion of original issue discount and amortization of financing cost	9,065	9,136
Other non-cash items	(249)	42

Total adjustments to reconcile net income to net cash provided by operating activities	37,536	63,133
Changes in operating assets and liabilities:
Accounts receivable	(16,511)	(13,354)
Prepaid expenses and other current assets	4,752	(20,417)
Other assets	2,300	2,745
Deferred tax assets	(270)	(1,278)
Accounts payable and accrued expenses	2,172	(9,146)
Deferred revenues	24,160	1,560

Total changes in operating assets and liabilities	16,603	(39,890)

Net cash provided by operating activities	113,812	60,781

Investing Activities

Purchases of investments	(83,822)	(71,735)
Proceeds from sales and maturities of investments	124,578	52,150
Purchases of property and equipment	(3,886)	(12,547)
Cash paid for licensing agreement	(372)	—
Cash paid for acquisitions	—	(10,680)

Net cash provided by (used in) investing activities	36,498	(42,812)

Financing Activities

Proceeds from issuance of common stock	25,201	3,833
Cash paid under stock repurchase programs	(70,633)	(64,673)
Cash paid to repurchase convertible subordinated debentures	—	(5,075)
Proceeds from sale of put warrants	655	1,564
Other	(11)	(10)

Net cash used in financing activities	(44,788)	(64,361)

Change in cash and cash equivalents	105,522	(46,392)
Cash and cash equivalents at beginning of period	142,700	139,693

Cash and cash equivalents at end of period	$248,222	$93,301

See accompanying notes.

Citrix Systems, Inc.

Notes to condensed Consolidated Financial Statements
(Unaudited)
June 30, 2003

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

      Revenue Recognition

     The Company markets and licenses software products primarily through value-added resellers, channel distributors, system integrators and independent software vendors, managed by the Company’s worldwide sales force. The Company also separately sells software maintenance and technical services, which includes product training, technical support and consulting services. The Company’s software licenses are generally perpetual, and are delivered by means of traditional packaged products and electronically.

     The Company’s packaged products are typically purchased by medium and small-sized businesses with a minimal number of locations. In these cases, the software license is delivered with the packaged product. Electronic license arrangements are used with more complex multi-server environments typically found in larger business enterprises that deploy the Company’s products on a department or enterprise-wide basis, which could require differences in product features and functionality at various customer locations. Once the Company receives a purchase order, the enterprise customer licenses are electronically delivered to the customer with “software activation keys” that enable the feature configuration ordered by the end-user. Software may be delivered indirectly by a channel distributor or directly by the Company pursuant to a purchase order.

Citrix Systems, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
June 30, 2003

     Revenue is recognized when it is earned. The Company’s revenue recognition policies are in compliance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2 (as amended by SOP 98-4 and SOP 98-9) and related interpretations, Software Revenue Recognition. The Company recognizes revenue when all of the following criteria are met: persuasive evidence of the arrangement exists; delivery has occurred and the Company has no remaining obligations; the fee is fixed or determinable; and collectibility is probable. The Company defines these four criteria as follows:

•	Persuasive evidence of the arrangement exists. The Company recognizes revenue on packaged product upon shipment to distributors and resellers. For packaged product sales, it is the Company’s customary practice to require a purchase order from distributors who have previously negotiated a master packaged product distribution or resale agreement. For enterprise customer license arrangements, the Company typically requires a purchase order from the distributor or reseller and an executed standard software license agreement from the end-user. The Company requires a purchase order for technical support, product training and consulting services.

•	Delivery has occurred and the Company has no remaining obligations. The Company’s standard delivery method is free-on-board shipping point. Consequently, it considers delivery of packaged product to have occurred when the products are shipped to distributors pursuant to an agreement and purchase order. The Company considers delivery of licenses under electronic licensing agreements to have occurred when the related products are shipped and the end-user has been electronically provided with the licenses that include the activation keys that allow the end-user to take immediate possession of the software. For product training and consulting services, the Company fulfills its obligation when the services are performed. For software maintenance and technical support, the Company assumes that the obligations are satisfied ratably over the respective terms of the agreements, which are typically 12 to 24 months.

•	The fee is fixed or determinable. In the normal course of business, the Company does not provide customers the right to a refund of any portion of their license fees or extended payment terms. The Company sells software maintenance, and technical services, which includes technical support, product training and consulting services, separately and it determines vendor specific objective evidence, or VSOE, of fair value by the price charged for each product or applicable renewal rates.

•	Collectibility is probable. The Company determines collectibility on a customer-by-customer basis. The Company typically sells to distributors or resellers for whom there are histories of successful collection. New customers are subject to a credit review process that evaluates the customers’ financial position and ultimately their ability to pay. Customers are subject to an ongoing credit review process. If the Company determines from the outset of an arrangement that collectibility is not probable, revenue recognition is deferred until customer payment is received and the other parameters of revenue recognition described above have been achieved. Management’s judgment is required in assessing the probability of collection, which is generally based on evaluation of customer specific information, historical experience and economic market conditions. If market conditions decline, or, if the financial condition of distributors or customers deteriorates, the Company may be unable to determine that collectibility is probable, and it could be required to defer the recognition of revenue until the Company receives customer payment.

Citrix Systems, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
June 30, 2003

     The Company sells most of its software products bundled with an initial subscription for software maintenance that provides the end-user with free enhancements and upgrades to the licensed product on a when and if available basis. Customers may also elect to purchase technical support, product training or consulting services. The Company allocates revenue to maintenance and any other undelivered elements of the arrangement based on VSOE of fair value of each element and such amounts are deferred until the applicable delivery criteria and other revenue recognition criteria described above have been met. The balance of the revenue, net of any discounts inherent in the arrangement, is allocated to the delivered software product using the residual method and recognized at the outset of the arrangement as the software licenses are delivered. If management cannot objectively determine the fair value of each undelivered element based on VSOE, revenue recognition is deferred until all elements are delivered, all services have been performed, or until fair value can be objectively determined. The Company includes technical service revenues in net revenues in the condensed consolidated statements of income.

     In the normal course of business, the Company does not permit product returns, but it does provide most of its distributors and value added resellers with stock balancing and price protection rights. Stock balancing rights permit distributors to return products to the Company, subject to ordering an equal dollar amount of other products. Price protection rights require that the Company grant retroactive price adjustments for inventories of products held by distributors or resellers if it lowers prices for such products. The Company establishes provisions for estimated returns for stock balancing and price protection rights, as well as other sales allowances, concurrently with the recognition of revenue. The provisions are established based upon consideration of a variety of factors, including, among other things, recent and historical return rates for both specific products and distributors, estimated distributor inventory levels by product, the impact of any new product releases and projected economic conditions. Actual product returns for stock balancing and price protection provisions incurred are, however, dependent upon future events, including the amount of stock balancing activity by distributors and the level of distributor inventories at the time of any price adjustments. The Company continually monitors the factors that influence the pricing of its products and distributor inventory levels and makes adjustments to these provisions when it believes actual returns and other allowances could differ from established reserves. The Company’s ability to recognize revenue upon shipment to distributors is predicated on its ability to reliably estimate future stock balancing returns. If actual experience or changes in market condition impairs the Company’s ability to estimate returns, it would be required to defer the recognition of revenue until the delivery of the product to the end-user. Allowances for estimated product returns amounted to approximately $5.8 million at June 30, 2003 and $10.5 million at December 31, 2002. The Company has not reduced and has no current plans to reduce its prices for inventory currently held by distributors or resellers. Accordingly, there were no reserves required for price protection at June 30, 2003 or December 31, 2002. The Company records estimated reductions to revenue for customer programs and incentive offerings including volume-based incentives. If market conditions were to decline, the Company could take actions to increase its customer incentive offerings, which could result in an incremental reduction to revenue at the time the incentive is offered.

     In May 1997, the Company entered into a five-year joint license, development and marketing agreement with Microsoft, which expired in May 2002. The Company recognized revenue from the Microsoft Development Agreement ratably over the five-year term of the contract in other revenues in the accompanying condensed consolidated statements of income.

Citrix Systems, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
June 30, 2003

      Accounting for Stock-Based Compensation

     The Company’s stock option program is a broad based, long-term retention program that is intended to attract and reward talented employees and align stockholder and employee interest. At June 30, 2003, the Company had four stock-based employee compensation plans. The number and frequency of stock option grants are based on competitive practices, operating results of the Company, and other factors. All employees are eligible to participate in the stock option program. Except for non-employee directors, the Company has not granted any options to non-employees.

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

     No stock-based employee compensation cost is reflected in net income, as all options granted under the Company’s plans had an exercise price equal to or above market value of the underlying common stock on the date of grant. Had the Company applied the fair value recognition provisions of SFAS No. 123, the Company’s cash flows would have remained unchanged, however net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share information):

Citrix Systems, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
June 30, 2003

	Three Months ended June 30,		Six Months ended June 30,

	2003	2002	2003	2002

Net income as reported	$29,344	$10,849	$59,673	$37,538

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(23,328)	(46,209)	(47,413)	(80,283)

Pro forma net income (loss)	$6,016	$(35,360)	$12,260	$(42,745)

Basic earnings (loss) per share:
As reported	$0.18	$0.06	$0.36	$0.21

Pro forma	$0.04	$(0.20)	$0.07	$(0.23)

Diluted earnings (loss) per share:
As reported	$0.17	$0.06	$0.35	$0.20

Pro forma	$0.03	$(0.20)	$0.07	$(0.23)

     For purposes of the pro forma calculations, the fair value of each option is estimated on the date of the grant using the Black-Scholes option-pricing model, assuming no expected dividends and the following assumptions:

	Stock options granted during the

	Three Months ended June 30,		Six Months ended June 30,

	2003	2002	2003		2002

Expected volatility factor	0.61	0.69	0.61	–0.68	0.69
Approximate risk free interest rate	2.5%	4.0%	2.5%	–3.0%	4.0%
Expected lives (in years)	4.73	4.60	4.70	–4.73	4.60

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

Citrix Systems, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
June 30, 2003

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share information):

	Three Months ended June 30,		Six Months ended June 30,

	2003	2002	2003	2002

Numerator:
Net income	$29,344	$10,849	$59,673	$37,538

Denominator:
Denominator for basic earnings per share — weighted-average shares	165,409	179,935	166,349	182,043
Effect of dilutive securities:
Employee stock options	6,516	1,327	4,809	2,309

Denominator for diluted earnings per share — weighted-average shares	171,925	181,262	171,158	184,352

Basic earnings per share	$0.18	$0.06	$0.36	$0.21

Diluted earnings per share	$0.17	$0.06	$0.35	$0.20

Anti-dilutive weighted shares	45,083	51,165	46,819	49,950

4. Other Intangible Assets

     Other intangible assets are recorded at cost, less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally one to five years. Intangible assets consist of the following (in thousands):

	June 30, 2003		December 31, 2002

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized intangible assets:
Core and product technologies	$80,558	$57,567	$81,686	$52,056
Other	9,061	7,403	8,460	7,241

	$89,619	$64,970	$90,146	$59,297

     Amortization expense for the three and six months ended June 30, 2003 was $2.7 million and $5.7 million, respectively, and $2.6  million and $5.9 million for the three and six months ended June 30, 2002, respectively. Estimated amortization expense is as follows (in thousands):

Year ending December 31,
2003	$11,225
2004	8,529
2005	7,256
2006	2,209
2007	259

Citrix Systems, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
June 30, 2003

5. Convertible Subordinated Debentures

     In March 1999, the Company sold $850 million principal amount at maturity of its zero coupon convertible subordinated debentures (the “Debentures”) due March 22, 2019. The Debentures resulted in net proceeds to the Company of approximately $291.9 million, and the recorded debt will accrete to the principal amount at maturity through periodic charges to interest expense. Except under limited circumstances, no interest will be paid on the Debentures prior to maturity. The Debentures are convertible at the option of the security holder at any time on or before the maturity date at a conversion rate of 14.0612 shares of the Company’s Common Stock for each $1,000 principal amount at maturity of Debentures, subject to adjustment in certain circumstances. The Company could redeem the Debentures on or after March 22, 2004. Holders could require the Company to repurchase the Debentures, on fixed dates and at set redemption prices (equal to the issue price plus accrued original issue discount), beginning on March 22, 2004. Accordingly, the Debentures are classified as a current liability in the June 30, 2003 condensed consolidated balance sheet.

6. Segment Information

     The Company operates in a single market for the design, development, marketing, sales and support of access infrastructure software and services for enterprise applications. The Company’s revenues are derived from sales in the Americas, Europe, the Middle East and Africa (“EMEA”) and Asia-Pacific regions. These three geographic regions constitute the Company’s reportable segments.

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

     Net revenues and segment profit, classified by the major geographic areas in which the Company operates, are as follows (in thousands):

Citrix Systems, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
June 30, 2003

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net revenues:
Americas (1)	$76,159	$54,321	$143,835	$124,150
EMEA (2)	55,219	46,979	117,064	98,028
Asia-Pacific	11,671	11,946	25,641	23,506
Other (3)	—	4,210	—	14,082

Consolidated	$143,049	$117,456	$286,540	$259,766

Segment profit:
Americas (1)	$41,889	$20,952	$74,901	$57,802
EMEA (2)	32,330	25,127	71,152	54,029
Asia-Pacific	3,347	4,208	10,863	8,753
Other (3)	—	4,210	—	14,082
Unallocated expenses (4):
Amortization of intangible assets	(2,699)	(2,611)	(5,673)	(5,942)
Research and development	(16,244)	(17,059)	(31,369)	(35,908)
Net interest and other expense	1,618	573	3,078	3,415
Other corporate expenses	(23,125)	(24,551)	(46,448)	(51,598)

Consolidated income before income taxes	$37,116	$10,849	$76,504	$44,633

(1)	The Americas segment is comprised of the United States, Canada and Latin America, excluding royalty fees in (3) below.

(2)	Defined as Europe, Middle East and Africa.

(3)	Represents royalty fees in connection with the Microsoft Development Agreement, which expired in May 2002.

(4)	Represents expenses presented to management on a consolidated basis only and not allocated to the geographic operating segments.

     The Company also tracks revenue according to the following three categories: License Revenue, Technical Services Revenue and Royalty Revenue, but does not track expenses by these categories. As a result, these revenue categories do not constitute segments in accordance with SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. Additional information regarding revenue by categories is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Revenue:
License Revenue	$131,760	$102,028	$263,874	$223,752
Technical Services Revenue	11,289	11,218	22,666	21,932
Royalty Revenue	—	4,210	—	14,082

Net Revenues	$143,049	$117,456	$286,540	$259,766

Citrix Systems, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
June 30, 2003

7. Derivative Financial Instruments

     Cash Flow Hedges. A substantial portion of the Company’s anticipated overseas expenses and capital purchasing activities are transacted in local currencies. To protect against reductions in value and the volatility of future cash flows caused by changes in currency exchange rates, the Company has established a hedging program that uses forward foreign exchange contracts to reduce a portion of its exposure to these potential changes. The terms of such instruments, and the hedging transactions to which they relate, generally do not exceed 12 months. Currencies hedged are Euros, British pounds sterling, Australian dollars, Swiss francs and Japanese yen. At June 30, 2003 and December 31, 2002, the Company had in place foreign currency forward sale contracts with a notional amount of $30.9 million and $48.9 million, respectively, and foreign currency forward purchase contracts with a notional amount of $128.8 million and $128.4 million, respectively. There was no material ineffectiveness of the Company’s foreign currency forward contracts for the three and six months ended June 30, 2003.

     Fair Value Hedges. The Company uses interest rate swaps to hedge against the change in fair value of certain of its available-for-sale securities due to changes in interest rates. The agreements have an aggregate notional amount of $208.0 million and expire on various dates through November 2007. Each of the instruments swap the fixed rate interest on the underlying investments for a variable rate based on the London Interbank Offered Rate, or LIBOR, plus a specified margin. Changes in the fair value of the derivatives are recorded in earnings along with related designated changes in the value of the underlying investments. During June 2003, the Company sold $25 million of the underlying fixed rate available-for-sale securities and discontinued hedge accounting for the related $25 million of the interest rate swap. Changes in the fair value of these derivatives are recorded in earnings. There was no material ineffectiveness of the Company’s interest rate swaps for the three and six months ended June 30, 2003.

     Derivatives Not Designated as Hedges. The Company utilizes credit default contracts for investment purposes that either do not qualify or are not designated for hedge accounting treatment under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations. Accordingly, changes in the fair value of these contracts are recorded in other income (expense), net, if any. Under the terms of certain contracts, the Company assumes the default risk, above a certain threshold, of a portfolio of specified high credit quality referenced issuers in exchange for a fixed yield that is recorded in interest income. In the event of default by underlying referenced issuers above specified amounts, the Company will pay the counterparty an amount equivalent to its loss, not to exceed the notional value of the contract. The primary risk associated with these transactions is the default risk of the underlying issuers. The risk levels of these instruments are equivalent to “AAA” and “Super AAA” single securities. The purpose of the credit default contracts is to provide additional yield on certain of the Company’s underlying available-for-sale investments.

     The Company entered into two credit default contracts during December 2002 that have an aggregate notional amount of $100.0 million and expire in December 2007. During June 2003, the Company sold a portion of one of these contracts representing a notional amount of $35 million for a gain of approximately $0.3 million. During June 2003, the Company entered into another credit default contract with a notional amount of $10 million that expires in April 2005. The Company has pledged approximately $86.1 million of investment securities as collateral for these contracts. The Company maintains the ability to manage the composition of the pledged investments and investment earnings are available for operating purposes. Accordingly, these securities are not reflected as restricted

Citrix Systems, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
June 30, 2003

investments in the accompanying condensed consolidated balance sheets. The fixed yield earned on these contracts was not material at June 30, 2003 or December 31, 2002, and is included in interest income in the accompanying condensed consolidated statements of income. For the three and six months ended June 30, 2003, there were no changes in fair value of these credit default contracts and there were no credit events related to the underlying reference issuers.

     As of June 30, 2003, the Company has $9.2 million of derivative assets and $10.4 million of derivative liabilities, representing the fair values of the Company’s outstanding derivative instruments, which are recorded in other current assets, other assets and accrued expenses in the accompanying condensed consolidated balance sheets. The change in derivatives recognized in other comprehensive income includes unrealized gains (losses) that arose from changes in market value of derivatives that were held during the period, and gains (losses) that were previously unrealized, but have been recognized in current period net income due to termination or maturities of derivative contracts. This reclassification has no effect on total comprehensive income or stockholders’ equity. The following table presents these components of other comprehensive income, net of tax for the Company’s derivative instruments (in thousands):

	Three Months ended		Six Months ended
	June 30,		June 30,

	2003	2002	2003	2002

Unrealized gains on derivative instruments	$2,715	$6,607	$3,958	$6,604
Reclassification of realized (gains) losses	(1,423)	78	(2,416)	33

Net increase in other comprehensive income due to derivative instruments	$1,292	$6,685	$1,542	$6,637

8. Comprehensive Income

     The components of comprehensive income, net of tax, are as follows (in thousands):

	Three Months ended June 30,		Six Months ended June 30,

	2003	2002	2003	2002

Net income	$29,344	$10,849	$59,673	$37,538
Other comprehensive income:
Changes in unrealized gain (loss) on available-for-sale securities	51	259	510	53
Changes in unrealized gain (loss) on derivative instruments	1,292	6,685	1,542	6,637

Comprehensive income	$30,687	$17,793	$61,725	$44,228

Citrix Systems, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
June 30, 2003

     The components of accumulated other comprehensive income, net of tax, are as follows (in thousands):

	June 30,	December 31,
	2003	2002

Unrealized gain on available-for-sale securities	$831	$321
Unrealized gain on derivative instruments	5,054	3,512

Accumulated other comprehensive income	$5,885	$3,833

9. Income Taxes

     The Company maintains certain operational and administrative processes in overseas subsidiaries. As a result, foreign earnings are taxed at lower foreign tax rates. The Company does not expect to remit earnings from its foreign subsidiaries. The Company’s effective tax rate increased to 22% for the six months ended June 30, 2003 from 16% for the same period in the prior year, primarily due to an increase in estimated annual taxable income in the geographic locations that are taxed at a higher rate.

10. Stock Repurchase Programs

     The Company’s Board of Directors has authorized an ongoing stock repurchase program. In May 2003, the Board of Directors authorized the repurchase of an additional $200 million under this stock repurchase program, the objective of which is to manage actual and anticipated dilution. At June 30, 2003, approximately $217.8 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock.

     The Company is authorized to make open market purchases paid out of general corporate funds. During the three and six months ended June 30, 2003, the Company purchased 600,000 and 2,025,000 shares, respectively, of outstanding Common Stock on the open market for approximately $12.2 million and $29.8 million, respectively (at an average per share price of $20.26 and $14.72).

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

     Periodically, the Company enters into private structured stock repurchase transactions with a large financial institution. Under the terms of these agreements and in exchange for an up front payment, the Company is entitled to receive a fixed number of shares of its Common Stock or a predetermined cash amount upon expiration of the agreement depending on the closing price of the Company’s Common Stock at maturity. Pursuant to these transactions, during the three month period ended June 30, 2003, the Company received a cash payment of

Citrix Systems, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
June 30, 2003

approximately $16.7 million. During the six month period ended June 30, 2003, in addition to receiving the cash payment of approximately $16.7 million, the Company also received 2,156,000 shares for $25 million. During June 2003, the Company prepaid $15 million and is entitled to receive approximately 711,000 shares of its Common Stock or a predetermined cash amount upon expiration of the agreement in September 2003, depending on the closing price of the Company’s Common Stock at maturity. The prepayment resulted in a reduction of additional paid-in capital in the accompanying condensed consolidated balance sheets.

     In December 2002, the Company entered into an agreement with a large financial institution requiring that the Company purchase up to 1,560,000 shares of the Company’s Common Stock at fixed prices if the Company’s Common Stock traded at designated levels between December 16, 2002 and January 23, 2003. As of December 31, 2002, the Company had a potential repurchase obligation of approximately $9.1 million, which was classified as common stock subject to repurchase in the December 31, 2002 consolidated balance sheet. During January 2003, this agreement expired and no shares were repurchased.

     During the first quarter of 2003, the Company entered into a private structured stock repurchase agreement with a large financial institution. Pursuant to the terms of the agreement, $25 million was paid up front to this institution, with the ultimate number of shares repurchased dependent on market conditions. Upon expiration of the agreement in June 2003, 1,473,516 shares were delivered to the Company. During July 2003, the Company entered into two similar transactions with the same financial institution for an aggregate up front payment of $40 million. The ultimate number of shares repurchased will be dependent on market conditions.

     During the six months ended June 30, 2003, the Company sold put warrants that entitled the holder of each warrant to sell to the Company, generally by physical delivery, one share of the Company’s Common Stock at a specified price. During the six months ended June 30, 2003, the Company sold 450,000 put warrants at an average exercise price of $12.57 and received premium proceeds of approximately $0.7 million. No put warrants were sold or exercised during the three months ended June 30, 2003, while 450,000 put warrants expired unexercised. During the six months ended June 30, 2003, the Company paid $2.5 million for the purchase of 200,000 shares upon the exercise of outstanding put warrants, while 1,200,000 put warrants expired unexercised. As of June 30, 2003, no put warrants were outstanding.

11. Legal Proceedings

     In February 2002, a stockholder filed a complaint in the Court of Chancery of the State of Delaware against the Company and certain of its current and former officers and directors (the “Action”). The parties have agreed to a non-monetary settlement of the Action not involving the validity of the 2000 Director and Officer Stock Option Plan. The settlement has been finally approved by the court, and pursuant to the terms of the settlement, the Action has been dismissed with prejudice.

     In addition, the Company is a defendant in various matters of litigation generally arising out of the normal course of business. Although it is difficult to predict the ultimate outcome of these cases, management believes, based on discussions with counsel, that any ultimate liability would not materially affect the Company’s financial position, result of operations or cash flows.

Citrix Systems, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
June 30, 2003

12. Commitments

     In April 2002, the Company entered into a synthetic lease with a lessor totaling approximately $61.0 million for its corporate headquarters office space in Fort Lauderdale, Florida. The synthetic lease represents a form of off-balance sheet financing under which an unrelated third party lessor funded 100% of the costs of acquiring the property and leases the asset to the Company. The synthetic lease qualifies as an operating lease for accounting purposes and as a financing lease for tax purposes. The Company does not include the property or the lease debt as an asset or a liability on its condensed consolidated balance sheet. Consequently, payments are made pursuant to the lease as operating expenses in the Company’s condensed consolidated statements of income. The Company entered into the synthetic lease in order to lease its headquarters properties under more favorable terms than under its previous lease arrangements.

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

     The synthetic lease includes certain financial covenants including a requirement for the Company to maintain a pledged balance of approximately $63.0 million in cash and/or investment securities as collateral. The Company manages the composition of the pledged investments and investment earnings are available for operating purposes. Additionally, the Company must maintain a minimum cash and investment balance of $100.0 million, excluding the Company’s Debentures, collateralized investments and equity investments, as of the end of each fiscal quarter. As of June 30, 2003, the Company had approximately $197.7 million in cash and investments in excess of those required levels. The synthetic lease includes non-financial covenants, including the maintenance of the properties and adequate insurance, prompt delivery of financial statements to the lender of the lessor and prompt payment of taxes associated with the properties. As of June 30, 2003, the Company was in compliance with all material provisions of the arrangement.

     In January 2003, the FASB issued FASB Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities, which addresses the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. FIN No. 46 was effective upon issuance for certain disclosure requirements and for variable interest entities created after January 1, 2003, and in the first fiscal year or interim period beginning after June 15, 2003 for all other variable interest entities. The Company has determined that it will not be required to consolidate the synthetic lease lessor entity, the leased facility or the related debt upon the adoption of FIN No. 46. Accordingly, the Company does not expect any impact on its financial position, results

Citrix Systems, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
June 30, 2003

of operations or cash flows from adoption. However, if the lessor were to change its ownership of the property or significantly change its ownership of other properties that it currently holds, the Company could be required to consolidate the entity, the leased facility and the debt in a future period.

13. Recent Accounting Pronouncements

     SFAS No. 143, Accounting for Asset Retirement Obligations, establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The Company adopted SFAS No. 143 on January 1, 2003. There was no material impact on the Company’s consolidated financial position, results of operations or cash flows as a result of the adoption.

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

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 30, 2003, for hedging relationships designated after June 30, 2003, and to certain preexisting contracts. The Company adopted SFAS No. 149 and there was no material impact on its financial position, results of operations or cash flows from adoption.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures in its financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with this standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS No. 150 is effective for all financial instruments entered into on or modified after May 31, 2003. For existing financial instruments, SFAS No. 150 is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS No. 150 and there was no material impact on its financial position, results of operations or cash flows from adoption.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     We develop, market, license and support access infrastructure software and services that enable effective and efficient enterprise-wide deployment and management of applications and information, including those designed for Microsoft Windows operating systems, for UNIX operating systems, such as Sun Solaris, HP-UX or IBM-AIX, or collectively UNIX operating systems, and for Web-based information systems. Our largest source of revenue is the MetaFrame Presentation Server products. Our MetaFrame products, which we began shipping in the second quarter of 1998, permit organizations to provide access to Windows based, Web-based, and UNIX applications without regard to location, network connection or type of client hardware platforms. We market and license our products primarily through multiple channels such as value-added resellers, distributors, system integrators and independent software vendors, managed by our worldwide sales force. We also promote our products through relationships with a wide variety of industry participants, including Microsoft Corporation.

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

     We market and license software products primarily through value-added resellers, channel distributors, system integrators and independent software vendors, managed by our worldwide sales force. We also sell our software maintenance and technical services, which includes technical support, product training and consulting services, separately. Our software licenses are generally perpetual, and are delivered by means of traditional packaged products and electronically.

     Our packaged products are typically purchased by medium and small-sized businesses with a minimal number of locations. In these cases, the software license is delivered with the packaged product. Electronic license arrangements are used with more complex multi-server environments typically found in larger business enterprises that deploy our products on a department or enterprise-wide basis, which could require differences in product features and functionality at various customer locations. Once we receive a purchase order, the enterprise customer license arrangements are electronically delivered to the customer with “software activation keys” that enable the feature configuration ordered by the end-user. Software may be delivered indirectly by a channel distributor or directly by us pursuant to a purchase order.

     We recognize revenue when it is earned. Our revenue recognition policies are in compliance with the American Institute of Certified Public Accountants Statement of Position, or SOP, 97-2 (as amended by SOP 98-4 and SOP 98-9) and related interpretations, Software Revenue Recognition. We recognize revenue when all of the following criteria are met: persuasive evidence of the arrangement exists; delivery has occurred and we have no remaining obligations; the fee is fixed or determinable; and collectibility is probable. We define these four criteria as follows:

•	Persuasive evidence of the arrangement exists. We recognize revenue on packaged product upon shipment to distributors and resellers. For packaged product sales, it is our customary practice to require a purchase order from distributors who have previously negotiated a master packaged product distribution or resale agreement. For enterprise customer license arrangements, we typically require a purchase order from the distributor or reseller and an executed standard software license agreement from the end-user. We require a purchase order for technical support, product training and consulting services.

•	Delivery has occurred and we have no remaining obligations. Our standard delivery method is free-on-board shipping point. Consequently, we consider delivery of our packaged product to have occurred when the products are shipped to distributors pursuant to an agreement and purchase order. We consider delivery of licenses under electronic licensing agreements to have occurred when the related products are shipped and the end-user has been electronically provided with the licenses that include the activation keys that allow the end-user to take immediate possession of the software. For product training and consulting services, we fulfill our obligation when the services are performed. For software maintenance and technical support, we assume that the obligations are satisfied ratably over the respective terms of the agreements, which are typically 12 to 24 months.

•	The fee is fixed or determinable. In the normal course of business, we do not provide customers the right to a refund of any portion of their license fees or extended payment terms. We sell software maintenance, and technical services, which includes technical support, product training and consulting services, separately and we determine vendor specific objective evidence, or VSOE, of fair value by the price charged for each product or applicable renewal rates.

•	Collectibility is probable. We determine collectibility on a customer-by-customer basis. We typically sell to distributors or resellers for whom there are histories of successful collection. New customers are subject to a credit review process that evaluates the customers’ financial position and ultimately their ability to pay. Customers are subject to an ongoing credit review process. If we determine from the outset of an arrangement that collectibility is not probable, we defer revenue recognition until customer payment is received and the other parameters of revenue recognition described above have been achieved. Our judgment is required in assessing the probability of collection, which is generally based on evaluation of customer specific information, historical experience and economic market conditions. If market conditions decline, or, if the financial condition of our distributors or customers deteriorates, we may be unable to determine that collectibility is probable, and we could be required to defer the recognition of revenue until we receive customer payment.

     We sell most of our software products bundled with an initial subscription for software maintenance that provides the end-user with free enhancements and upgrades to the licensed product on a when and if available basis. Customers may also elect to purchase technical support, product training or consulting services. We allocate revenue to maintenance and any other undelivered elements of the arrangement based on VSOE of fair value of each element and such amounts are deferred until the applicable delivery criteria and other revenue recognition criteria described above have been met. The balance of the revenue, net of any discounts inherent in the arrangement, is allocated to the delivered software product using the residual method and recognized at the outset of the arrangement as the software licenses are delivered. If we cannot objectively determine the fair value of each undelivered element based on VSOE, we defer revenue recognition until all elements are delivered, all services have been performed, or until fair value can be objectively determined. We include technical service revenues in net revenues in our accompanying condensed consolidated statements of income.

     In the normal course of business, we do not permit product returns, but we do provide most of our distributors and value added resellers with stock balancing and price protection rights. Stock balancing rights permit distributors to return products to us, subject to ordering an equal dollar amount of our other products. Price protection rights require that we grant retroactive price adjustments for inventories of our products held by distributors or resellers if we lower our prices for such products. We establish provisions for estimated returns for stock balancing and price protection rights, as well as other sales allowances, concurrently with the recognition of revenue. The provisions are established based upon consideration of a variety of factors, including, among other things, recent and historical return rates for both specific products and distributors, estimated distributor inventory levels by product, the impact of any new product releases and projected economic conditions. Actual product returns for stock balancing and price protection provisions incurred are, however, dependent upon future events, including the amount of stock balancing activity by our distributors and the level of distributor inventories at the time of any price adjustments. We continually monitor the factors that influence the pricing of our products and distributor inventory levels and make adjustments to these provisions when we believe actual returns and other allowances could differ from established reserves. Our ability to recognize revenue upon shipment to our distributors is predicated on our ability to reliably estimate future stock balancing returns. If actual experience or changes in market condition impairs our ability to estimate returns, we would be required to defer the recognition of revenue until the delivery of the product to the end-user. Allowances for estimated product returns amounted to approximately $5.8 million at June 30, 2003 and $10.5 million at December 31, 2002. We have not reduced and have no current plans to reduce our prices for inventory currently held by distributors or resellers. Accordingly, there were no reserves required for price protection at June 30, 2003 or December 31, 2002. We record estimated reductions to revenue for customer programs and incentive offerings including volume-based incentives. If market conditions were to decline, we could take actions to increase our customer incentive offerings and could result in an incremental reduction to our revenue at the time the incentive is offered.

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

     As of June 30, 2003, we had four stock-based compensation plans. We grant stock options for a fixed number of shares to employees with an exercise price equal to or above the fair value of the shares at the date of grant. As discussed above and in note 2 to our condensed consolidated financial statements, we apply the intrinsic value method under APB Opinion No. 25 and related interpretations in accounting for our plans. Accordingly, no compensation cost has been recognized for our fixed stock plans and our stock purchase plan. However, the impact on our consolidated financial statements from the use of options is reflected in the calculation of earnings per share in the form of dilution (see note 3 to our accompanying condensed consolidated financial statements).

     The following table (in thousands, except option price) provides information as of June 30, 2003 about the securities authorized for issuance to our employees and directors under our fixed stock compensation plans, consisting of our Amended and Restated 1995 Stock Plan, the Second Amended and Restated 1995 Employee Stock Purchase Plan, the 1995 Non-Employee Director Option Plan and the Second Amended and Restated 2000 Director and Officer Stock Option and Incentive Plan:

	(A)	(B)	(C)

Number of securities
	Number of		remaining available
	securities to be		for future issuance
	issued upon	Weighted-average	under equity
	exercise of	exercise price of	compensation plans
	outstanding	outstanding	(excluding
	options, warrants	options, warrants	securities reflected
Plan	and rights	and rights	in column (A))

Equity compensation plans approved by security holders	39,658	$24.38	38,475
Equity compensation plans not approved by security holders	—	—	—

Total	39,658	$24.38	38,475

     The following table provides information about stock options granted for fiscal year 2002 and for the six months ended June 30, 2003 for employees, non-employee directors and for certain executive officers. The stock option data for listed officers relates to our Named Executive Officers. The “Named Executive Officers” represent our chief executive officer and the four other most highly compensated executive officers who received total annual salary and bonus in excess of $100,000 in 2002, as reported in our Proxy Statement dated April 4, 2003 and who are current employees:

	Six Months ended	Year ended
	June 30, 2003	December 31, 2002

Net grants to all employees, non-employee directors and executive officers as a percent of outstanding shares (1) (2)	0.46%	1.17%

Grants to Named Executive Officers as a percent of outstanding shares (2)	0.06%	0.36%

Grants to Named Executive Officers as a percent of total options granted	3.12%	6.90%

Cumulative options held by Named Executive Officers as a percent of total options outstanding (3)	10.08%	9.48%

(1)	Net grants represent total options granted during the period net of options forfeited during the period.

(2)	Calculation is based on outstanding shares of common stock as of the beginning of the respective period.

(3)	Calculation is based on total options outstanding as of the end of the respective period.

     The following table presents our option activity from December 31, 2001 through June 30, 2003 (in thousands, except weighted-average exercise price):

		Options Outstanding

	Options		Weighted
	Available	Number	Average Exercise
	for Grant	of Shares	Price

Balance at December 31, 2001	21,991	39,596	$28.92
Granted at market value	(9,275)	9,275	9.98
Granted above market value	(356)	356	17.92
Exercised	—	(551)	6.12
Forfeited/cancelled	7,455	(7,455)	30.86
Additional shares reserved	10,186	N/A	N/A

Balance at December 31, 2002	30,001	41,221	24.51

Granted at market value	(2,973)	2,973	13.47
Granted above market value	(349)	349	12.00
Exercised	—	(2,336)	10.07
Forfeited/cancelled	2,549	(2,549)	25.81
Additional shares reserved	9,247	N/A	N/A

Balance at June 30, 2003	38,475	39,658	24.38

     A summary of our in-the-money and out-of-the-money option information as of June 30, 2003 is as follows (in thousands, except weighted average exercise price):

	Exercisable		Unexercisable		Total

		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

In-the-money	9,638	$14.66	11,258	$10.75	20,896	$12.55
Out-of-the-money (1)	14,873	37.69	3,889	37.02	18,762	37.55

Total options outstanding	24,511	28.63	15,147	17.49	39,658	24.38

(1)	Out-of-the-money options are those options with an exercise price equal to or above the closing price of $20.36 per share for our common stock at June 30, 2003.

     The following table provides information with regard to our stock option grants during the six months ended June 30, 2003 to the Named Executive Officers:

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

     The following table presents certain information regarding option exercises for the six months ended June 30, 2003 and outstanding options held by Named Executive Officers as of June 30, 2003:

			Number of Securities	Values of Unexercised In-
			Underlying Unexercised	the-Money Options at
	Shares Acquired on	Value	Options at June 30, 2003	June 30, 2003($)
	Exercise (#)	Realized ($)(1)	Exercisable/Unexercisable	Exercisable/Unexercisable(2)

Mark Templeton	—	—	1,854,532/235,468	$3,592,393/	$1,613,856
John Burris	—	—	352,370 / 165,880	$167,769/	$1,136,579
Robert Kruger	—	—	159,740/234,427	$81,937/	$1,052,255
David Urbani	15,000	$162,794	407,192/277,058	$1,028,361/	$1,943,743
Stefan Sjostrom	—	—	129,548/181,702	$57,358/	$828,193

(1)	Amounts disclosed in this column were calculated based on the difference between the fair market value of our common stock on the date of exercise and the exercise price of the options in accordance with regulations promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and do not reflect amounts actually received by the named officers.

(2)	Value is based on the difference between the option exercise price and the fair market value at June 30, 2003 ($20.36 per share), multiplied by the number of shares underlying the option.

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

     The notes to our consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2002, the unaudited interim condensed consolidated financial statements and the related notes to the unaudited interim condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q and the factors and events described elsewhere in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including in “Certain Factors Which May Affect Future Results,” contain additional information related to our accounting policies and should be read in conjunction with the following discussion and analysis relating to the individual financial statement captions and our overall financial performance, operations and financial position.

Results of Operations

     The following table sets forth our condensed consolidated statements of income data and presentation of that data as a percentage of change from period-to-period.

					Increase/(Decrease) For The

					Three Months	Six Months
	Three Months Ended		Six Months Ended		Ended	Ended
	June 30,		June 30,		June 30, 2003	June 30, 2003
					Vs.	Vs.
	2003	2002	2003	2002	June 30, 2002	June 30, 2002

Net revenues	$143,049	$117,456	$286,540	$259,766	21.8%	10.3%
Cost of revenues (excluding amortization, presented separately below)	5,036	4,758	9,767	9,510	5.8	2.7

Gross margin	138,013	112,698	276,773	250,256	22.5	10.6
Operating expenses:
Research and development	16,244	17,059	31,369	35,908	(4.8)	(12.6)
Sales, marketing and support	60,550	61,413	122,261	122,611	(1.4)	(0.3)
General and administrative	23,022	21,339	44,044	44,577	7.9	(1.2)
Amortization of intangible assets	2,699	2,611	5,673	5,942	3.4	(4.5)

Total operating expenses	102,515	102,422	203,347	209,038	0.1	(2.7)

Income from operations	35,498	10,276	73,426	41,218	245.4	78.1
Interest income	4,512	6,869	10,175	14,193	(34.3)	(28.3)
Interest expense	(4,523)	(4,612)	(9,072)	(9,220)	(1.9)	(1.6)
Other income (expense), net	1,629	(1,684)	1,975	(1,558)	196.7	226.8

Income before income taxes	37,116	10,849	76,504	44,633	242.1	71.4
Income taxes	7,772	—	16,831	7,095	*	137.2

Net income	$29,344	$10,849	$59,673	$37,538	170.5%	59.0%

* not meaningful.

     Net Revenues. Our operations consist of the design, development, marketing and support of access infrastructure software and services that enable effective and efficient enterprise-wide deployment and management of, and access to, applications and information.

     We present net revenues in the following three categories outlined below: License Revenue, Technical Services Revenue, and Royalty Revenue. License Revenue primarily represents fees related to the licensing of our MetaFrame products, Citrix Subscription Advantage (our terminology for software maintenance), additional user licenses and management products (such as load balancing and resource management products). Technical Services Revenue consists primarily of technical support, product training and certification, and consulting services related to implementation of our software products. We recognize Technical Services and Citrix Subscription Advantage revenues ratably over the term of the contract, which is typically 12 to 24 months.

     In May 1997, we entered into a five-year joint license, development and marketing agreement with Microsoft, which expired in May 2002. We recognized revenue from the Microsoft Development Agreement ratably over the five-year term of the contract in other revenues in our accompanying condensed consolidated statements of income. Royalty Revenue represents the fees recognized in connection with the Microsoft Development Agreement.

     With respect to product mix, the increase in net revenues for the three and six months ended June 30, 2003 compared to the three and six months ended June 30, 2002 was primarily attributable to an increase in License Revenue due mainly to an increase in Citrix MetaFrame XP Presentation Server licenses sold for Windows operating systems, particularly under enterprise customer license arrangements. Also, the increase over last year was partially due to a weakness in packaged product sales to our distributors and resellers during the second quarter of 2002, that resulted from an overall weakness in IT spending and a reduction in packaged product inventory held by our distributors. These increases were partially offset by a decrease in Royalty Revenue associated with the expiration of the Microsoft Development Agreement in May 2002.

     Deferred revenues, primarily related to Citrix Subscription Advantage and Technical Services Revenues, increased approximately $24 million as compared to December 31, 2002. This increase was due primarily to increased renewals of Citrix Subscription Advantage, as well as an increase in enterprise customer license arrangements, which typically result in a greater portion of revenue being deferred. Provided that Citrix Subscription Advantage renewals continue to increase, we would expect deferred revenue to also increase.

     An analysis of our net revenues is presented below:

					Increase/(Decrease) For The

	Three Months Ended		Six Months Ended		Three Months Ended	Six Months Ended
	June 30,		June 30,		June 30, 2003	June 30, 2003
					Vs.	Vs.
	2003	2002	2003	2002	June 30, 2002	June 30, 2002

License Revenue	92.1%	86.8%	92.1%	86.2%	29.1%	17.9%
Technical Services Revenue	7.9	9.6	7.9	8.4	0.6	3.3
Royalty Revenue	—	3.6	—	5.4	(100.0)	(100.0)

Net Revenues	100.0%	100.0%	100.0%	100.0%	21.8%	10.3%

     International and Segment Revenues. International revenues (sales outside of the United States) accounted for approximately 51% of net revenues for the three months ended June 30, 2003 and 56% of net revenues for the three months ended June 30, 2002 and approximately 54% of net revenues for the six months ended June 30, 2003 and 52% of net revenues for the six months ended June 30, 2002. The increase in revenues in the United States as a percentage of net revenues for the three months ended June 30, 2003 compared to the three months ended June 30, 2002 was primarily due to strong demand in the United States, particularly in enterprise customer license arrangements, as well as some weakness in demand for our product in the Asia-Pacific region during the second quarter of 2003. Although, as described above, there was a decrease in international revenues as a percentage of net revenues for the three months ended June 30, 2003, there was an increase in international revenues as a percentage of net revenues for the six months ended June 30, 2003 compared to the six months ended June 30, 2002 primarily due to an increase in demand for our products overseas. For detailed information on international revenues, please refer to note 6 to our condensed consolidated financial statements appearing in this report.

     An analysis of our geographic segment net revenue is presented below:

					Increase/(Decrease) For The

	Three Months Ended		Six Months Ended		Three Months Ended	Six Months Ended
	June 30,		June 30,		June 30, 2003	June 30, 2003
					Vs.	Vs.
	2003	2002	2003	2002	June 30, 2002	June 30, 2002

Americas (1)	53.2%	46.2%	50.2%	47.8%	40.2%	15.9%
EMEA (2)	38.6	40.0	40.9	37.7	17.5	19.4
Asia-Pacific	8.2	10.2	8.9	9.1	(2.3)	9.1
Other (3)	—	3.6	—	5.4	(100.0)	(100.0)

Net Revenues	100.0%	100.0%	100.0%	100.0%	21.8%	10.3%

(1)	The Americas segment is comprised of the United States, Canada and Latin America, excluding royalty fees in (3) below.

(2)	Defined as Europe, Middle East and Africa.

(3)	Represents royalty fees earned in connection with the Microsoft Development Agreement, which expired in May 2002.

     The overall increase in geographic segment net revenues for the three and six months ended June 30, 2003 compared to the same periods in 2002 was primarily due to the factors mentioned above.

     Cost of Revenues. Cost of revenues consisted primarily of the cost of royalties, product media and duplication, manuals, packaging materials and shipping expense. Cost of revenues also consisted of compensation and other personnel-related costs of generating services revenue. All development costs incurred in connection with the Microsoft Development Agreement were immaterial and expensed as incurred in cost of revenues. Our cost of revenues excludes amortization of core technology, which is shown as a component of amortization expense in our accompanying condensed consolidated statements of income. Cost of revenues remained relatively unchanged for the three and six months ended June 30, 2003 compared to the three and six months ended June 30, 2002.

     Gross Margin. Gross margin as a percentage of net revenue was comparable for all periods presented. We currently anticipate that gross margin as a percentage of net revenues will remain relatively unchanged as compared with current levels. However, gross margin is likely to fluctuate from time to time based on a number of factors attributable to the cost of revenues as discussed above.

     Research and Development Expenses. Research and development expenses consisted primarily of personnel-related costs. We expensed all development costs included in the research and development of software products and enhancements to existing products as incurred except for certain core technologies. Research and development expenses decreased for the three and six months ended June 30, 2003 compared to the three and six months ended June 30, 2002, primarily due to severance, relocation and reduced headcount costs and related facility charges associated with the consolidation of our Salt Lake City and Columbia, Maryland development teams into our remaining engineering facilities in Fort Lauderdale, Florida during 2002.

     Sales, Marketing and Support Expenses. Sales, marketing and support expenses for the three and six months ended June 30, 2003 compared to the three and six months ended June 30, 2002 decreased slightly primarily due to a reduction in marketing program costs, partially offset by increases in commissions, primarily associated with our enterprise customer sales force, product training costs and distributor commissions associated with the increase in our software maintenance renewals.

     General and Administrative Expenses. General and administrative expenses increased for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002, primarily due to increases in compensation costs, insurance costs and professional fees. These increases were partially offset by a decrease in depreciation expense due to the abandonment of certain leasehold improvements during 2002. General and administrative expenses decreased slightly for the six months ended June 30, 2003 compared to the six months ended June 30, 2002 primarily due to a decrease in depreciation expense noted above, partially offset by increases in legal fees during the first quarter of 2003 and insurance costs.

     Amortization of Intangible Assets. Amortization expense related primarily to acquired core technology and was generally comparable for all periods presented.

     Interest Income. Interest income decreased for the three and six months ended June 30, 2003 compared to the three and six months ended June 30, 2002, due to a decrease in interest rates. Additionally, during the three months ended June 30, 2003, interest income was decreased by a payment that was made in order to maintain the overall floating rate nature of our investments, while rebalancing our portfolio.

     Interest Expense. Interest expense remained relatively unchanged for the three and six months ended June 30, 2003 compared to the three and six months ended June 30, 2002 and primarily represented non-cash interest accretion on our convertible subordinated debentures.

     Other Income (Expense), Net. Other income (expense), net is primarily comprised of realized gains (losses) on the sale of our investments, losses resulting from the other-than-temporary declines in the fair value of our investments and remeasurement and foreign currency transaction gains (losses). Other income (expense), net increased for the three and six months ended June 30, 2003 compared to the three and six months ended June 30, 2002, due primarily to the realized gain on the sale of certain of our available-for-sale investments and a decline in remeasurement and foreign currency transaction losses.

     Income Taxes. We maintain certain operational and administrative processes in overseas subsidiaries. As a result, foreign earnings are taxed at lower foreign tax rates. We do not expect to remit earnings from its foreign subsidiaries. Our effective tax rate increased to 22% for the six months ended June 30, 2003 from 16% for the same period in the prior year, primarily due to an increase in estimated annual taxable income in our geographic locations that are taxed at a higher rate.

Liquidity And Capital Resources

     During the six months ended June 30, 2003, we generated positive operating cash flows of $113.8 million. These cash flows related primarily to net income of $59.7 million, adjusted for, among other things, tax benefits from the exercise of non-statutory stock options and disqualifying dispositions of incentive stock options of $9.0 million, non-cash charges, including depreciation and amortization expenses of $18.6 million and the accretion of original issue discount and amortization of financing costs on our convertible subordinated debentures of $9.1 million, and an aggregate increase in cash flow from our operating assets and liabilities of $16.6 million. Our investing activities provided $36.5 million of cash consisting primarily of the net proceeds, after reinvestment, from sales and maturities of investments of $40.8 million, partially offset by expenditures of $3.9 million for our purchase of property and equipment. Our financing activities used cash of $44.8 million related primarily to our expenditure of $70.6 million for our stock repurchase program, partially offset by the proceeds received from the issuance of common stock under our employee stock compensation plans of $25.2 million.

     During the six months ended June 30, 2002, we generated positive operating cash flows of $60.8 million. These cash flows related primarily to net income of $37.5 million, adjusted for, among other things, tax benefits from the exercise of non-statutory stock options and disqualifying dispositions of incentive stock options of $20.7 million, non-cash charges, including depreciation and amortization expenses of $22.5 million, provisions for product returns of $8.5 million (primarily due to our stock rotation program) and the accretion of original issue discount and amortization of financing costs on our convertible subordinated debentures of $9.1 million. These cash inflows were partially offset by an aggregate decrease in cash flow from our operating assets and liabilities of $39.9 million. Our investing activities used $42.8 million of cash consisting primarily of net cash paid for acquisitions (a contingent payment in connection with our February 2000 acquisition of Innovex) of $10.7 million, the net purchase of investments of $19.6 million and $12.5 million for our purchase of property and equipment. We used $64.4 million in cash in financing activities related primarily to our expenditure of $64.7 million for our stock repurchase program, and $5.1 million in our debenture repurchase program.

     Cash and Investments

     As of June 30, 2003, we had $789.4 million in cash and investments, including $248.2 million in cash and cash equivalents. The increase in cash and investments compared to December 31, 2002 was due primarily to cash flow from operations, partially offset by cash paid under our stock repurchase program. In addition, we had $82.9 million of working capital at June 30, 2003 as compared to $186.4 million at December 31, 2002. The decrease in working capital compared to December 31, 2002 was due primarily to the reclassification of our convertible subordinated debentures as a current liability as of March 31, 2003. See “Liquidity and Capital Resources—Convertible Subordinated Debentures” and note 5 to our condensed consolidated financial statements for further information. We generally invest our cash and cash equivalents in investment grade, highly liquid securities to minimize interest rate risk and allow for flexibility in the event of immediate cash needs.

     In December 2000, we invested $158.1 million in a trust managed by an investment advisor. The purpose of the trust is to maintain sufficient liquidity in the event that our debentures are redeemed in March 2004. Our investment in the trust matures on March 22, 2004, and comprises all of the trust’s assets. Therefore, we classified the investment as short-term in our June 30, 2003 condensed consolidated balance sheet to reflect the maturity within one year of the balance sheet date. The trust’s assets primarily consist of AAA-rated zero-coupon corporate securities. The trust entered into a credit risk swap agreement with the investment advisor, which effectively increased the yield on the trust’s assets and for which value the trust assumed the credit risk of ten investment-grade companies. The effective yield of the trust, including the credit risk swap agreement, is 6.72% and the principal balance will accrete to $195 million in March 2004. We record our investment in the trust and the underlying investments and swap as held-to-maturity zero-coupon corporate securities in our consolidated financial statements. We do not recognize changes in the fair value of the held-to-maturity investment unless a decline in the fair value of the trust is other-than-temporary, in which case we would recognize a loss in earnings. Our investment is at risk to the extent that one of the underlying corporate securities has a credit event that may include bankruptcy, dissolution, or insolvency of the issuers. There have been no losses associated with the trust’s underlying corporate securities. The amortized cost of our investment in the trust was approximately $186.3 million at June 30, 2003 and $180.4 million at December 31, 2002. At June 30, 2003, the fair value of the trust’s assets was $191.5 million.

     We have invested in other instruments with credit risk features. This means that these investments are at risk to the extent that the entities issuing the underlying corporate securities have credit events above specified amounts that result in a loss to the counterparty. There have been no credit events associated with the entities issuing the underlying corporate securities. For more information see note 7 to our accompanying condensed consolidated financial statements.

     Accounts Receivable, Net

     At June 30, 2003, we had approximately $84.2 million in accounts receivable, net of allowances. The $14.8 million increase in accounts receivable, net as compared to December 31, 2002 was primarily due to an increase in sales in the last month of the quarter and a decrease in the allowance for returns. This allowance reduction is a reflection of the decrease in stock rotation experience.

     Convertible Subordinated Debentures

     In March 1999, we sold $850 million principal amount at maturity of our zero coupon convertible subordinated debentures due in March 2019. Our net proceeds were approximately $291.9 million, and the recorded debt will accrete to the principal amount at maturity through periodic charges to interest expense. Except under limited circumstances, we will pay no interest prior to maturity. The security holders can convert the debentures at any time on or before the maturity date at a conversion rate of 14.0612 shares of our common stock for each $1,000 principal amount at maturity of the debentures, subject to adjustment in certain circumstances. We can redeem the debentures on or after March 22, 2004, and the holders of the debentures can require us to repurchase the debentures on fixed dates and at set redemption prices (equal to the issue price plus accrued original issue discount) beginning on March 22, 2004. Accordingly, we classified the debentures as a current liability in our June 30, 2003 condensed consolidated balance sheet to reflect the amount that will be payable on demand within one year of the balance sheet date. We will maintain sufficient liquidity in the event that holders of the debentures require us to redeem or we elect to repurchase the debentures.

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

     Stock Repurchase Program

     Our board of directors has authorized an ongoing stock repurchase program. In May 2003, our board of directors authorized the repurchase of an additional $200 million under our stock repurchase program, the objective of which is to manage actual and anticipated dilution. At June 30, 2003, approximately $217.8 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock.

     We are authorized to make open market purchases paid out of general corporate funds. During the three months ended June 30, 2003 we purchased 600,000 shares of outstanding commons stock on the open market for approximately $12.2 million (at an average per share price of $20.26) and during the six months ended June 30, 2003, we purchased 2,025,000 shares of outstanding common stock on the open market for approximately $29.8 million (at an average per share price of $14.72).

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

     Periodically, we enter into private structured stock repurchase transactions with a large financial institution. Under the terms of these agreements and in exchange for an up front payment, we are entitled to receive a fixed number of shares of our common stock or a predetermined cash amount upon expiration of the agreement depending on the closing price of our common stock at maturity. Pursuant to these transactions, during the three month period ended June 30, 2003 we received a cash payment of approximately $16.7 million. During the six month period ended June 30, 2003, in addition to receiving the cash payment of approximately $16.7 million, we also received 2,156,000 shares for $25 million. During June 2003, we prepaid $15 million and we are entitled to receive approximately 711,000 shares of our common stock or a predetermined cash amount upon expiration of the agreement in September 2003, depending on the closing price of our common stock at maturity. The prepayment resulted in a reduction of additional paid-in capital in our accompanying condensed consolidated balance sheets.

     In December 2002, we entered into an agreement with a large financial institution requiring that we purchase up to 1,560,000 shares of our common stock at fixed prices if our common stock traded at designated levels between December 16, 2002 and January 23, 2003. As of December 31, 2002, we had a potential repurchase obligation of approximately $9.1 million, which was classified as common stock subject to repurchase in our December 31, 2002 consolidated balance sheet. During January 2003, this agreement expired and no shares were repurchased.

     During the first quarter of 2003, we entered into a private structured stock repurchase agreement with a large financial institution. Pursuant to the terms of the agreement, we paid $25 million up front to this institution, with the ultimate number of shares repurchased dependent on market conditions. Upon expiration of the agreement in June 2003, we received 1,473,516 shares. During July 2003, we entered into two similar transactions with the same financial institution for an aggregate up front payment of $40 million. The ultimate number of shares repurchased will be dependent on market conditions.

     During the six months ended June 30, 2003, we sold put warrants that entitled the holder of each warrant to sell to us, generally by physical delivery, one share of our common stock at a specified price. During the six months ended June 30, 2003, we sold 450,000 put warrants at an average exercise price of $12.57 and received premium proceeds of approximately $0.7 million. No put warrants were sold or exercised during the three months ended June 30, 2003, while 450,000 put warrants expired unexercised. During the six months ended June 30, 2003, we paid $2.5 million for the purchase of 200,000 shares upon the exercise of outstanding put warrants, while 1,200,000 put warrants expired unexercised. As of June 30, 2003, no put warrants were outstanding.

     Commitments

     In April 2002, we entered into a synthetic lease with a lessor totaling approximately $61.0 million for our corporate headquarters office space in Fort Lauderdale, Florida. The synthetic lease represents a form of off-balance sheet financing under which an unrelated third party lessor funded 100% of the costs of acquiring the property and leases the asset to us. The synthetic lease qualifies as an operating lease for accounting purposes and as a financing lease for tax purposes. We do not include the property or the lease debt as an asset or a liability on our accompanying condensed consolidated balance sheet. Consequently, we include payments made pursuant to the lease as operating expenses in our condensed consolidated statements of income. We entered into the synthetic lease in order to lease our headquarters properties under more favorable terms than under our previous lease arrangements.

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

     The synthetic lease includes certain financial covenants including a requirement for us to maintain a pledged balance of approximately $63.0 million in cash and/or investment securities as collateral. We manage the composition of the pledged investments and investment earnings are available for operating purposes. Additionally, we must maintain a minimum cash and investment balance of $100.0 million, excluding our debentures, collateralized investments and equity investments, as of the end of each fiscal quarter. As of June 30, 2003, we had approximately $197.7 million in cash and investments in excess of those required levels. The synthetic lease includes non-financial covenants, including the maintenance of the properties and adequate insurance, prompt delivery of financial statements to the lender of the lessor and prompt payment of taxes associated with the properties. As of June 30, 2003, we were in compliance with all material provisions of the arrangement.

     In January 2003, the FASB issued FASB Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities, which addresses the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. FIN No. 46 was effective upon issuance for certain disclosure requirements and for variable interest entities created after January 1, 2003, and in the first fiscal year or interim period beginning after June 15, 2003 for all other variable interest entities. We have determined that we will not be required to consolidate the synthetic lease lessor entity, the leased facility or the related debt upon the adoption of FIN No. 46. Accordingly, we do not expect any impact on our financial position, results of operations or cash flows from adoption. However, if the lessor were to change its ownership of the property or significantly change its ownership of other properties that it currently holds, we could be required to consolidate the entity, the leased facility and the debt in a future period.

     During 2002, we took actions to consolidate certain of our offices, including the exit of certain leased office space and the abandonment of certain leasehold improvements. Lease obligations related to these existing operating leases continue until 2018 with a total remaining obligation of approximately $23.0 million, of which $5.5 million, net of anticipated sublease income, was accrued for as of June 30, 2003, and is reflected in accrued expenses in our condensed consolidated financial statements. In calculating this accrual, we made estimates, based on market information, including the estimated vacancy periods and sublease rates and opportunities. If actual circumstances prove to be different than management has estimated, the total charges for these vacant facilities could be significantly higher.

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

Certain Factors Which May Affect Future Results

     Our operating results and financial condition have varied in the past and could in the future vary significantly depending on a number of factors. From time to time, information provided by us or statements made by our employees could contain “forward-looking” information that involves risks and uncertainties. In particular, statements contained in this Form 10-Q, and in the documents incorporated by reference into this Form 10-Q, that are not historical facts, including, but not limited to statements concerning new products, product development and offerings, product and price competition, product price and inventory, deferred revenues, economic and market conditions, revenue recognition, profits, growth of revenues, technology relationships, reinvestment of foreign earnings, gross margins, intangible assets, impairment charges, anticipated operating and capital expenditure requirements, leasing and subleasing activities, acquisitions, debt redemption obligations, stock repurchases, investment transactions, liquidity, working capital, litigation matters, intellectual property matters, distribution channels, stock price, licensing models and potential debt or equity financings constitute forward-looking statements and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are neither promises nor guarantees. Our actual results of operations and financial condition have varied and could in the future vary significantly from those stated in any forward-looking statements. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Form 10-Q, in the documents incorporated by reference into this Form 10-Q or presented elsewhere by our management from time to time. Such factors, among others, could have a material adverse effect upon our business, results of operations and financial condition.

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

Our long sales cycle for enterprise-wide sales could cause significant variability in our revenue and operating results for any particular period.

     In recent quarters, a growing number of our large and medium-sized customers have decided to implement our enterprise customer license arrangements on a department or enterprise-wide basis. Our long sales cycle for these large-scale deployments makes it difficult to predict when these sales will occur, and we may not be able to sustain these sales on a predictable basis.

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

If we determine that any of our goodwill or intangible assets are impaired, we would be required to take a charge to earnings, which could have a material adverse effect on our results of operations.

     We have a significant amount of goodwill and other intangible assets related to our acquisition of Sequoia Software Corporation. In July 2001, we adopted SFAS No. 141, Business Combinations, and in January 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets. As a result, we no longer amortize goodwill and intangible assets deemed to have indefinite lives. However, we continue to amortize certain product and core technologies, trademarks, patents and other intangibles. We periodically evaluate our intangible assets, including goodwill, for impairment. If we determine that any of our intangible assets are impaired, we would be required to take a related charge to earnings.

     At June 30, 2003, we had $24.6 million, net, of unamortized identified intangibles with estimable useful lives, of which $19.7 million consists of product and core technology we purchased in the acquisition of Sequoia. We have commercialized and currently market the Sequoia technology through our secure access infrastructure software, which includes Citrix MetaFrame Secure Access Manager. However, our channel distributors and entities with which we have technology relationships, customers or prospective customers may not purchase or widely accept our new line of products. If we are unsuccessful in selling this new line of products, we could determine that the value of the purchased technology is impaired in whole or in part and take a charge to earnings. An impairment charge could have a material adverse effect on our results of operations.

If we do not develop new products and enhancements to our existing products, our business, results of operations and financial condition could be adversely affected.

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

     For example, we cannot guarantee that our access infrastructure software will achieve the broad market acceptance by our channel and entities with which we have a technology relationship, customers and prospective customers necessary to generate significant revenue. In addition, we cannot guarantee that we will be able to respond effectively to technological changes or new product announcements by others. If we experience material delays or sales shortfalls with respect to our new products or new releases of our current products, those delays or shortfalls could have a material adverse effect on our business, results of operations and financial condition.

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

     For example, our ability to market the Citrix MetaFrame Access Suite, the Citrix MetaFrame Secure Access Manager, the Citrix MetaFrame Conferencing Manager and other future product offerings could be affected by Microsoft’s licensing and pricing scheme for client devices, which attach to Windows Server Operating Systems and utilize our products. Further, the announcement of the release, and the actual release, of new Windows based server operating systems or products incorporating similar features to our products could cause our existing and potential customers to postpone or cancel plans to license certain of our existing and future product offerings. Moreover, Microsoft includes its Remote Desktop Protocol, or RDP, as a component in certain Windows Server Operating Systems, which has some of the capabilities of our ICA® protocol. RDP could offer customers a competitive solution and allow future Microsoft product offerings to directly compete with our current MetaFrame software suite, and any of our future product offerings, which could adversely impact our business, results of operations and financial condition.

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

We could change our licensing programs, which could negatively impact the timing of our recognition of revenue.

     We continually re-evaluate our licensing programs, including specific license models, delivery methods, and terms and conditions, to market our current and future products and services. We could implement new licensing programs, including offering specified and unspecified enhancements to our current and future product and service lines. Such changes could result in recognizing revenues over the contract term as opposed to upon the initial shipment or licensing of the software product. We could implement different licensing models in certain circumstances, for which we would recognize licensing fees over a longer period. Changes to our licensing programs, including the timing of the release of enhancements, discounts and other factors, could impact the timing of the recognition of revenue for our products, related enhancements and services and could adversely affect our operating results and financial condition.

As our international sales and operations grow, we could become increasingly subject to additional risks that could harm our business.

     We conduct significant sales and customer support operations in countries outside of the United States. For the three months ended June 30, 2003, we derived 51% and for the six month ended June 30, 2003, we derived 54% of our revenues from sales outside the United States. Our continued growth and profitability could require us to further expand our international operations. To successfully expand international sales, we must establish additional foreign operations, hire additional personnel and recruit additional international resellers. Our international operations are subject to a variety of risks, which could cause international revenues to fluctuate. These risks include:

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

Sales of products within our MetaFrame Access Suite constitute a substantial majority of our revenue.

     We anticipate that sales of products within our MetaFrame Access Suite and related enhancements will constitute a substantial majority of our revenue for the foreseeable future. Our ability to continue to generate revenue from our MetaFrame product line will depend on market acceptance of Windows Server Operating Systems and/or UNIX Operating Systems. Declines in demand for our MetaFrame products could occur as a result of:

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

     In April 2002, we entered into a seven-year synthetic lease with a lessor for our headquarters office buildings in Fort Lauderdale, Florida. The synthetic lease qualifies for operating lease accounting treatment under SFAS No. 13, Accounting for Leases, so we do not include the property or the lease debt on our consolidated balance sheet. In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities, which addresses the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. FIN No. 46 was effective upon issuance for certain disclosure requirements and for variable interest entities created after January 1, 2003, and in the first fiscal year or interim period beginning after June 15, 2003 for all other variable interest entities. We have determined that we will not be required to consolidate the lessor entity, the leased facility or the related debt upon the adoption of FIN No. 46. Accordingly, we do not expect any impact on our financial position, results of operations or cash flows from adoption. However, if the lessor were to change its ownership of our property or significantly change its ownership of other properties that it currently holds, we could be required to consolidate the entity, the leased facility and the debt in a future period.

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

     In addition, our ability to protect our proprietary rights could be affected by:

•	Differences in International Law; Enforceability of Licenses. The laws of some foreign countries do not protect our intellectual property to the same extent as do the laws of the United States and Canada. For example, we derive a significant portion of our sales from licensing our packaged products under “shrink wrap” license agreements that are not signed by licensees and electronic enterprise customer licensing arrangements that could be unenforceable under the laws of certain foreign jurisdictions.

•	Third Party Infringement Claims. As we expand our product lines and the number of products and competitors in our industry segments increase and the functionality of these products overlap, we could become increasingly subject to infringement claims. Companies and inventors are more frequently seeking to patent software and business methods because of developments in the law that could extend the ability to obtain such patents. As a result, we could receive patent infringement claims. Responding to any infringement claim, regardless of its validity, could result in costly litigation; injunctive relief or require us to obtain a license to intellectual property rights of those third parties. Licenses may not be available on reasonable terms or at all. In addition, attention to these claims could divert our management’s time and attention from developing our business. If a successful claim is made against us and we fail to develop or license a substitute technology, our business, results of operations, financial condition or cash flows could be materially adversely affected.

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

     We must retain and continue to expand our ability to reach and penetrate large enterprise customers by adding effective channel distributors and expanding our consulting services. Our inability to attract and retain large enterprise customers could have a material adverse effect on our business, results of operations and financial condition. Large enterprise customers usually request special pricing and generally have longer sales cycles, which could negatively impact our revenues. Additionally, as we attempt to attract and penetrate large enterprise customers, we may need to increase corporate branding and marketing activities, which could increase our operating expenses. These efforts may not proportionally increase our operating revenues and could reduce our profits.

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

     We rely significantly on independent distributors and resellers to market and distribute our products. We do not control our distributors and resellers. Additionally, our distributors and resellers are not obligated to buy our products and could also represent other lines of products. Some of our distributors and resellers maintain inventories of our packaged products for resale to smaller end-users. If distributors and resellers reduce their inventory of our packaged products, our business could be adversely affected. In the quarter ended June 30, 2003 we believe that our distributors and resellers held smaller inventories of packaged products as compared to inventories they held in prior quarters. Further, we could maintain individually significant accounts receivable balances with certain distributors. The financial condition of our distributors could deteriorate and distributors could significantly delay or default on their payment obligations. Any significant delays or defaults could have a material adverse effect on our business, results of operations and financial condition.

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

     Furthermore, we cannot guarantee that we will succeed in our efforts to integrate and further develop our acquired technologies. In 2001, we acquired certain in-process software technologies from Sequoia. Although a substantial portion of the in-process software technology acquired from Sequoia has been integrated into MetaFrame Secure Access Manager, we are currently working on integrating the remainder of the Sequoia acquired technologies into our anticipated future product offerings and on associated design, development and rework required to integrate the technologies. However, we cannot guarantee we will be successful in our efforts to integrate and further develop these technologies. If we fail to complete the development of our anticipated future product offerings, or if we fail to complete them in a timely manner, our financial condition and results of operations could be materially adversely affected. We cannot currently determine the impact those delays could have on our business, future results of operations and financial condition. We could incur additional charges in later periods to reflect costs associated with completing those projects.

Acquisitions present many risks, and we may not realize the financial and strategic goals we anticipate at the time of an acquisition.

     Acquisitions, including those of high-technology companies are inherently risky. We cannot assure anyone that our previous acquisitions, or any future acquisitions will be successful. The risks we commonly encounter are:

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

     We provide most of our distributors with stock balancing return rights, which generally permit our distributors to return products to us, subject to ordering an equal dollar amount of our products. We also provide price protection rights to most of our distributors. Price protection rights require that we grant retroactive price adjustments for inventories of our products held by distributors if we lower our prices for those products within a specified time period. To cover our exposure to these product returns and price adjustments, we establish reserves based on our evaluation of historical product trends and current marketing plans. However, we cannot assure you that our reserves will be sufficient to cover our future product returns and price adjustments. If we inadequately forecast reserves, our operating results could be adversely affected.

Political and social turmoil could adversely impact our business.

     Political and social turmoil, including terrorist and military actions, can be expected to put further pressure on economic conditions in the United States and foreign jurisdictions. These conditions make it difficult for us, and our customers, to accurately forecast and plan future business activities and could have a material adverse effect on our business, financial condition and results of operations.

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

If we fail to manage our operations or fail to continue to effectively control expenses, our future operating results could be adversely affected.

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

     General economic and market conditions, and other factors outside our control, could adversely affect our business and impair the value of our investments. Any further downturn in general economic conditions could result in a reduction in demand for our products and services and could harm our business. In addition, an economic downturn could result in an impairment in the value of our investments requiring us to record losses related to such investments. Impairment in the value of these investments may disrupt our ongoing business and distract management. As of June 30, 2003, we had $541.1 million of short and long-term investments with various issuers and financial institutions. In many cases we do not attempt to reduce or eliminate our market exposure on these investments and could incur losses related to the impairment of these investments. Fluctuations in economic and market conditions could adversely affect the value of our investments, and we could lose some of our investment portfolio. A total loss of an investment could adversely affect our results of operations and financial condition. For further information on these investments, please refer to “Liquidity and Capital Resources.”

Our revenue may not grow, and if we do not continue to successfully manage our expenses, our business could be negatively impacted.

     We attribute most of our growth during recent years to the introduction of the MetaFrame software for Windows operating systems in mid-1998. We cannot assure you that the access infrastructure software markets, in which we operate, will grow. We cannot assure that the release of our access infrastructure software suite, including the MetaFrame Secure Access Manager, or other new products will increase our revenue growth rate.

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

ITEM 4. CONTROLS AND PROCEDURES

     As of June 30, 2003, the Company’s management, with the participation of the Company’s Chief Executive Officer and the Company’s Vice President and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Vice President and Chief Financial Officer concluded that, as of June 30, 2003, the Company’s disclosure controls and procedures were effective in ensuring that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and the Company’s Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. During the period covered by this report, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In February 2002, a stockholder filed a complaint in the Court of Chancery of the State of Delaware against the Company and certain of its current and former officers and directors (the “Action”). The parties have agreed to a non-monetary settlement of the Action not involving the validity of the 2000 Director and Officer Stock Option Plan. The settlement has been finally approved by the court, and pursuant to the terms of the settlement, the Action has been dismissed with prejudice.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company’s annual meeting of stockholders held May 15, 2003, the Company’s stockholders took the following actions:

     The Company’s stockholders elected Thomas F. Bogan, Gary E. Morin and John W. White, each as a Class II director, to serve for a three-year term expiring at the Company’s annual meeting of stockholders in 2006 or until his successor has been duly elected and qualified or until his earlier resignation or removal. Election of the directors was determined by a plurality of the votes cast at the 2003 Annual Meeting. With respect to such matter, the votes were cast as follow: 127,917,202 shares voted for the election of Mr. Bogan, 126,617,085 shares voted for the election of Mr. Morin and 127,920,290 shares voted for the election of Mr. White; and 18,583,511 shares were withheld from the election of Mr. Bogan, 19,883,628 shares were withheld from the election of Mr. Morin and 18,580,423 shares were withheld from the election of Mr. White. No other persons were nominated, nor received votes, for election as a director of the Company at the 2003 Annual Meeting. The other directors of the Company whose terms continued after the 2003 Annual Meeting were Tyrone F. Pike, Mark B. Templeton, Kevin R. Compton and Stephen M. Dow.

     The Company’s stockholders voted on the following non-binding stockholder proposal presented at the meeting: “Resolved, that the shareholders of Citrix Systems, Inc. (the “Company”) hereby request that the Company’s Board of Directors establish a policy of expensing in the Company’s annual income statement the costs of all future stock options issued by the Company.” The votes cast at the 2003 Annual Meeting on the stockholder proposal were 55,824,042 shares voted for, 45,955,124 shares voted against and 2,532,076 shares abstained. The Board of Directors has taken the results of the vote on the non-binding stockholder proposal under advisement.

ITEM 5. OTHER INFORMATION

     The Company’s policy governing transactions in its securities by its directors, officers and employees permits its officers, directors and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The Company has been advised that its Vice President, General Counsel and Secretary, David R. Friedman, entered into a trading plan during the period included in this report in accordance with Rule 10b5-1 and the Company’s policy governing transactions in its securities. The Company undertakes no obligation to update or revise the information provided herein, including for revision or termination of an established trading plan.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	List of exhibits

Exhibit No	Description

10.1	Amendment No. 1 dated April 21, 2003 to the License Form by and between the Company and Microsoft Corporation dated May 15, 2002 (with certain information omitted pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission)

31.1	Rule 13a-14(a) / 15d-14(a) Certification

31.2	Rule 13a-14(a) / 15d-14(a) Certification

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	On April 23, 2003, the Company furnished a report on Form 8-K to the Securities and Exchange Commission. That report on Form 8-K, furnished pursuant to Item 9 of that form, stated that, on April 23, 2003, the Company reported its earnings for the three months ended March 31, 2003

          The Company did not file nor furnish any other reports on Form 8-K during the second fiscal quarter of 2003.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 12th day of August 2003.

CITRIX SYSTEMS, INC.

By: /s/ DAVID J. HENSHALL

David J. Henshall
Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No	Description

10.1	Amendment No. 1 dated April 21, 2003 to the License Form by and between the Company and Microsoft Corporation dated May 15, 2002 (with certain information omitted pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission)

31.1	Rule 13a-14(a) / 15d-14(a) Certification

31.2	Rule 13a-14(a) / 15d-14(a) Certification

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002