Form 10-Q
period 2003-09-30
CITRIX SYSTEMS INC
filed 2003-11-10
CIK 877890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

     As of November 5, 2003 there were 164,119,714 shares of the registrant’s Common Stock, $.001 par value per share, outstanding.

CITRIX SYSTEMS, INC.

Form 10-Q
For the Quarterly Period Ended September 30, 2003

CONTENTS

		Page
		Number

PART I:	FINANCIAL INFORMATION

Item 1	Condensed Consolidated Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets: September 30, 2003 and December 31, 2002	3

	Condensed Consolidated Statements of Income: Three Months and Nine Months ended September 30, 2003 and 2002	4

	Condensed Consolidated Statements of Cash Flows:
	Nine Months ended September 30, 2003 and 2002	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	20

Item 3	Quantitative & Qualitative Disclosures About Market Risk	45

Item 4	Controls and Procedures	45

PART II:	OTHER INFORMATION

Item 1	Legal Proceedings	46

Item 6	Exhibits and Reports on Form 8-K	46

Signature		47

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Citrix Systems, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2003	2002

	(in thousands, except par value)
Assets
Current assets:
Cash and cash equivalents	$264,469	$142,700
Short-term investments	250,608	77,213
Accounts receivable, net of allowances of $9,539 and $16,538 at September 30, 2003 and December 31, 2002, respectively	85,563	69,471
Prepaid expenses and other current assets	38,294	36,400
Current portion of deferred tax assets	52,396	49,515

Total current assets	691,330	375,299
Long-term investments	295,607	499,491
Property and equipment, net	66,927	76,534
Goodwill, net	152,364	152,364
Other intangible assets, net	22,404	30,849
Long-term portion of deferred tax assets	5,689	5,587
Other assets	9,495	21,407

	$1,243,816	$1,161,531

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$102,638	$92,926
Current portion of deferred revenues	133,768	95,963
Convertible subordinated debentures	346,876	—

Total current liabilities	583,282	188,889

Long-term portion of deferred revenues	10,797	8,028
Convertible subordinated debentures	—	333,549

Commitments and Contingencies

Put warrants	—	7,340
Common stock subject to repurchase	—	9,135

Stockholders’ equity:
Preferred stock at $.01 par value: 5,000 shares authorized, none issued and outstanding	—	—
Common stock at $.001 par value: 1,000,000 shares authorized; 200,957 and 197,426 issued at September 30, 2003 and December 31, 2002, respectively	201	197
Additional paid-in capital	667,043	595,959
Retained earnings	610,466	519,797
Accumulated other comprehensive income	4,483	3,833

	1,282,193	1,119,786
Less — common stock in treasury, at cost (37,478 and 29,290 shares at September 30, 2003 and December 31, 2002, respectively)	(632,456)	(505,196)

Total stockholders’ equity	649,737	614,590

	$1,243,816	$1,161,531

See accompanying notes.

Citrix Systems, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

		(in thousands, except per share information)
Revenues:
Revenues	$144,341	$118,898	$430,881	$364,582
Other revenues	—	—	—	14,082

Total net revenues	144,341	118,898	430,881	378,664
Cost of revenues (excluding amortization, presented separately below)	5,350	4,375	15,117	13,885

Gross margin	138,991	114,523	415,764	364,779
Operating expenses:
Research and development	15,656	17,146	47,025	53,054
Sales, marketing and support	61,331	56,291	183,592	178,902
General and administrative	20,420	21,072	64,464	65,649
Amortization of intangible assets	2,868	2,646	8,541	8,588

Total operating expenses	100,275	97,155	303,622	306,193

Income from operations	38,716	17,368	112,142	58,586
Interest income	5,302	7,068	15,477	21,261
Interest expense	(4,558)	(4,303)	(13,630)	(13,523)
Other income (expense), net	277	(821)	2,252	(2,379)

Income before income taxes	39,737	19,312	116,241	63,945
Income taxes	8,742	2,497	25,573	9,592

Net income	$30,995	$16,815	$90,668	$54,353

Earnings per common share:
Basic earnings per share	$0.19	$0.10	$0.55	$0.30

Weighted average shares outstanding	164,310	175,127	165,662	179,712

Earnings per common share-assuming dilution:
Diluted earnings per share	$0.18	$0.10	$0.53	$0.30

Weighted average shares outstanding	171,111	175,891	171,135	181,503

See accompanying notes.

Citrix Systems, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,

	2003	2002

	(in thousands)
Operating Activities
Net income	$90,668	$54,353
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	8,541	8,588
Depreciation and amortization of property and equipment	18,067	23,637
Loss on abandonment of fixed assets	277	966
Realized (gains) losses and other-than-temporary decline in market value of investments	(1,210)	980
Provision for doubtful accounts	1,297	1,939
Provision for product returns	1,523	18,040
Provision for inventory reserves	295	946
Tax benefit related to the exercise of non-statutory stock options and disqualifying dispositions of incentive stock options	16,695	22,082
Accretion of original issue discount and amortization of financing cost	13,598	13,423
Gain on repurchase of convertible subordinated debentures	—	(1,547)
Other non-cash items	(290)	—

Total adjustments to reconcile net income to net cash provided by operating activities	58,793	89,054
Changes in operating assets and liabilities:
Accounts receivable	(18,912)	(6,841)
Prepaid expenses and other current assets	8,886	1,097
Other assets	4,053	4,247
Deferred tax assets	(2,758)	(5,010)
Accounts payable and accrued expenses	5,088	(19,973)
Deferred revenues	40,574	7,568

Total changes in operating assets and liabilities	36,931	(18,912)

Net cash provided by operating activities	186,392	124,495

Investing Activities
Purchases of investments	(112,992)	(105,727)
Proceeds from sales and maturities of investments	146,056	156,717
Purchases of property and equipment	(6,976)	(17,102)
Cash paid for licensing agreements	(1,358)	—
Cash paid for acquisitions	—	(10,680)

Net cash provided by investing activities	24,730	23,208

Financing Activities
Proceeds from issuance of common stock	34,558	3,930
Cash paid under stock repurchase programs	(124,553)	(148,034)
Cash paid to repurchase convertible subordinated debentures	—	(27,773)
Proceeds from sale of put warrants	655	2,057
Other	(13)	(16)

Net cash used in financing activities	(89,353)	(169,836)

Change in cash and cash equivalents	121,769	(22,133)
Cash and cash equivalents at beginning of period	142,700	139,693

Cash and cash equivalents at end of period	$264,469	$117,560

See accompanying notes.

Citrix Systems, Inc.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
September 30, 2003

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
September 30, 2003

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
September 30, 2003

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

     In the normal course of business, the Company does not permit product returns, but it does provide most of its distributors and value added resellers with stock balancing and price protection rights. Stock balancing rights permit distributors to return products to the Company, subject to ordering an equal dollar amount of other products. Price protection rights require that the Company grant retroactive price adjustments for inventories of products held by distributors or resellers if it lowers prices for such products. The Company establishes provisions for estimated returns for stock balancing and price protection rights, as well as other sales allowances, concurrently with the recognition of revenue. The provisions are established based upon consideration of a variety of factors, including, among other things, recent and historical return rates for both specific products and distributors, estimated distributor inventory levels by product, the impact of any new product releases and projected economic conditions. Actual product returns for stock balancing and price protection provisions incurred are, however, dependent upon future events, including the amount of stock balancing activity by distributors and the level of distributor inventories at the time of any price adjustments. The Company continually monitors the factors that influence the pricing of its products and distributor inventory levels and makes adjustments to these provisions when it believes actual returns and other allowances could differ from established reserves. The Company’s ability to recognize revenue upon shipment to distributors is predicated on its ability to reliably estimate future stock balancing returns. If actual experience or changes in market condition impairs the Company’s ability to estimate returns, it would be required to defer the recognition of revenue until the delivery of the product to the end-user. Allowances for estimated product returns amounted to approximately $3.5 million at September 30, 2003 and $10.5 million at December 31, 2002. The Company has not reduced and has no current plans to reduce its prices for inventory currently held by distributors or resellers. Accordingly, there were no reserves required for price protection at September 30, 2003 or December 31, 2002. The Company records estimated reductions to revenue for customer programs and incentive offerings including volume-based incentives. If market conditions were to decline, the Company could take actions to increase its customer incentive offerings, which could result in an incremental reduction to revenue at the time the incentive is offered.

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

Citrix Systems, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
September 30, 2003

     Accounting for Stock-Based Compensation

     The Company’s stock option program is a broad based, long-term retention program that is intended to attract and reward talented employees and align stockholder and employee interests. At September 30, 2003, the Company had four stock-based employee compensation plans. The number and frequency of stock option grants are based on competitive practices, operating results of the Company, and other factors. All employees are eligible to participate in the stock option program. Except for non-employee directors, the Company has not granted any options to non-employees.

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

Citrix Systems, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
September 30, 2003

	Three Months ended September 30,		Nine Months ended September 30,

	2003	2002	2003	2002

Net income as reported	$30,995	$16,815	$90,668	$54,353

Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(19,997)	(30,671)	(67,409)	(110,953)

Pro forma net income (loss)	$10,998	$(13,856)	$23,259	$(56,600)

Basic earnings (loss) per share:
As reported	$0.19	$0.10	$0.55	$0.30

Pro forma	$0.07	$(0.08)	$0.14	$(0.31)

Diluted earnings (loss) per share:
As reported	$0.18	$0.10	$0.53	$0.30

Pro forma	$0.06	$(0.08)	$0.14	$(0.31)

     For purposes of the pro forma calculations, the fair value of each option is estimated on the date of the grant using the Black-Scholes option-pricing model, assuming no expected dividends and the following assumptions:

	Stock options granted during the

	Three Months ended		Nine Months ended
	September 30,		September 30,

	2003	2002	2003	2002

Expected volatility factor	0.61	0.69	0.61–0.68	0.69
Approximate risk free interest rate	3.0%	4.0%	2.5%–3.0%	4.0%
Expected lives (in years)	4.70	4.60	4.70–4.73	4.60

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

Citrix Systems, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
September 30, 2003

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share information):

	Three Months ended		Nine Months ended
	September 30,		September 30,

	2003	2002	2003	2002

Numerator:
Net income	$30,955	$16,815	$90,668	$54,353

Denominator:
Denominator for basic earnings per share — weighted-average shares	164,310	175,127	165,662	179,712
Effect of dilutive securities:
Put warrants	—	9	—	—
Employee stock options	6,801	755	5,473	1,791

Dilutive common share equivalents	6,801	764	5,473	1,791

Denominator for diluted earnings per share — weighted-average shares	171,111	175,891	171,135	181,503

Basic earnings per share	$0.19	$0.10	$0.55	$0.30

Diluted earnings per share	$0.18	$0.10	$0.53	$0.30

Anti-dilutive weighted shares	43,843	51,303	43,346	47,618

4. Other Intangible Assets

     Other intangible assets are recorded at cost, less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally one to five years. Other intangible assets consist of the following (in thousands):

	September 30, 2003		December 31, 2002

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized intangible assets:
Core and product technologies	$81,044	$60,368	$81,686	$52,056
Other	9,198	7,470	8,460	7,241

	$90,242	$67,838	$90,146	$59,297

     Amortization expense for the three and nine months ended September 30, 2003 was $2.9 million and $8.5 million, respectively, and $2.6 million and $8.6 million for the three and nine months ended September 30, 2002, respectively. Estimated amortization expense is as follows (in thousands):

Year ending December 31,
2003	$11,352
2004	8,680
2005	7,407
2006	2,260
2007	310

Citrix Systems, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
September 30, 2003

5. Convertible Subordinated Debentures

     In March 1999, the Company sold $850 million principal amount at maturity of its zero coupon convertible subordinated debentures (the “Debentures”) due March 22, 2019. The Debentures resulted in net proceeds to the Company of approximately $291.9 million, and the recorded debt will accrete to the principal amount at maturity through periodic charges to interest expense. Except under limited circumstances, no interest will be paid on the Debentures prior to maturity. The Debentures are convertible at the option of the security holder at any time on or before the maturity date at a conversion rate of 14.0612 shares of the Company’s Common Stock for each $1,000 principal amount at maturity of Debentures, subject to adjustment in certain circumstances. The Company could redeem the Debentures on or after March 22, 2004. Holders could require the Company to repurchase the Debentures, on fixed dates and at set redemption prices (equal to the issue price plus accrued original issue discount), beginning on March 22, 2004. Accordingly, the Debentures are classified as a current liability in the September 30, 2003 condensed consolidated balance sheet.

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

     Net revenues and segment profit, classified by the major geographic areas in which the Company operates, are as follows (in thousands):

Citrix Systems, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
September 30, 2003

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Net revenues:
Americas (1)	$75,598	$61,067	$219,433	$185,218
EMEA (2)	54,748	46,847	171,812	144,874
Asia-Pacific	13,995	10,984	39,636	34,490
Other (3)	—	—	—	14,082

Consolidated	$144,341	$118,898	$430,881	$378,664

Segment profit:
Americas (1)	$43,526	$25,948	$118,427	$83,749
EMEA (2)	33,246	26,368	104,398	80,396
Asia-Pacific	4,646	3,414	15,509	12,169
Other (3)	—	—	—	14,082
Unallocated expenses (4):
Amortization of intangible assets	(2,868)	(2,646)	(8,541)	(8,588)
Research and development	(15,656)	(17,146)	(47,025)	(53,054)
Net interest and other expense	1,021	1,944	4,099	5,359
Other corporate expenses	(24,178)	(18,570)	(70,626)	(70,168)

Consolidated income before income taxes	$39,737	$19,312	$116,241	$63,945

(1)	The Americas segment is comprised of the United States, Canada and Latin America, excluding royalty fees in (3) below.

(2)	Defined as Europe, Middle East and Africa.

(3)	Represents royalty fees in connection with the Microsoft Development Agreement, which expired in May 2002.

(4)	Represents expenses presented to management on a consolidated basis only and not allocated to the geographic operating segments.

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

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Revenue:
License Revenue	$133,475	$108,423	$397,349	$332,175
Technical Services Revenue	10,866	10,475	33,532	32,407
Royalty Revenue	—	—	—	14,082

Net Revenues	$144,341	$118,898	$430,881	$378,664

Citrix Systems, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
September 30, 2003

7. Derivative Financial Instruments

     Cash Flow Hedges. A substantial portion of the Company’s anticipated overseas expenses and capital purchasing activities will be transacted in local currencies. To protect against reductions in value and the volatility of future cash flows caused by changes in currency exchange rates, the Company has established a hedging program that uses forward foreign exchange contracts to reduce a portion of its exposure to these potential changes. The terms of these instruments, and the transactions to which they relate, generally do not exceed 12 months. Currencies hedged are Euros, British pounds sterling, Australian dollars, Swiss francs and Japanese yen. At September 30, 2003 and December 31, 2002, the Company had in place foreign currency forward sale contracts with a notional amount of $40.7 million and $48.9 million, respectively, and foreign currency forward purchase contracts with a notional amount of $111.9 million and $128.4 million, respectively. There was no material ineffectiveness of the Company’s foreign currency forward contracts for the three and nine months ended September 30, 2003.

     Fair Value Hedges. The Company uses interest rate swap instruments to hedge against the change in fair value of certain of its available-for-sale securities due to changes in interest rates. The instruments have an aggregate notional amount of $208.0 million and expire on various dates through November 2007. Each of the instruments swap the fixed rate interest on the underlying investments for a variable rate based on the London Interbank Offered Rate, or LIBOR, plus a specified margin. Changes in the fair value of the swap instruments are recorded in earnings along with related designated changes in the value of the underlying investments. During June 2003, the Company sold $25 million of the underlying fixed rate available-for-sale securities and discontinued hedge accounting for the related $25 million of the interest rate swap. Changes in the fair value of these derivatives are recorded in earnings. There was no material ineffectiveness of the Company’s interest rate swaps for the three and nine months ended September 30, 2003.

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

     The Company is a party to three credit default contracts that have an aggregate notional amount of $75.0 million and expire on various dates through December 2007. At September 30, 2003, the Company has pledged approximately $83.7 million of investment securities as collateral for these contracts. The Company maintains the ability to manage the composition of the pledged investments and investment earnings are available for operating purposes. Accordingly, these securities are not reflected as restricted investments in the accompanying condensed consolidated balance sheets. The fixed yield earned on these contracts was not material for the three and nine month periods ended September 30, 2003 and is included in interest income in the accompanying condensed consolidated

Citrix Systems, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
September 30, 2003

statements of income. For the three and nine months ended September 30, 2003, there were no changes in fair value of these credit default contracts.

     As of September 30, 2003, the Company had $7.4 million of derivative assets and $7.8 million of derivative liabilities, representing the fair values of the Company’s outstanding derivative instruments, which are recorded in other current assets, other assets and accrued expenses in the accompanying condensed consolidated balance sheets. The change in derivatives recognized in other comprehensive income includes unrealized gains (losses) that arose from changes in market value of derivatives that were held during the period, and gains (losses) that were previously unrealized, but have been recognized in current period net income due to termination or maturities of derivative contracts. This reclassification has no effect on total comprehensive income or stockholders’ equity. The following table presents these components of other comprehensive income, net of tax for the Company’s derivative instruments (in thousands):

	Three Months ended		Nine Months ended
	September 30,		September 30,

	2003	2002	2003	2002

Unrealized gains (losses) on derivative instruments	$1,040	$(866)	$4,998	$5,737
Reclassification of realized (gains) losses	(2,354)	(1,223)	(4,771)	(1,189)

Net (decrease) increase in other comprehensive income due to derivative instruments	$(1,314)	$(2,089)	$227	$4,548

8. Comprehensive Income

     The components of comprehensive income, net of tax, are as follows (in thousands):

	Three Months ended		Nine Months ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income	$30,995	$16,815	$90,668	$54,353
Other comprehensive income:
Changes in unrealized gain/loss on available-for-sale securities	(88)	(86)	423	(32)
Changes in unrealized gain/loss on derivative instruments	(1,314)	(2,089)	227	4,548

Comprehensive income	$29,593	$14,640	$91,318	$58,869

     The components of accumulated other comprehensive income, net of tax, are as follows (in thousands):

	September 30,	December 31,
	2003	2002

Unrealized gain on available-for-sale securities	$744	$321
Unrealized gain on derivative instruments	3,739	3,512

Accumulated other comprehensive income	$4,483	$3,833

Citrix Systems, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
September 30, 2003

9. Income Taxes

     The Company maintains certain operational and administrative processes in overseas subsidiaries, and foreign earnings are taxed at lower foreign tax rates. The Company does not expect to remit earnings from its foreign subsidiaries. The Company’s effective tax rate increased to 22% for the nine months ended September 30, 2003 from 15% for the same period in the prior year, primarily due to an increase in estimated annual taxable income in the geographic locations that are taxed at a higher rate.

10. Stock Repurchase Programs

     The Company’s Board of Directors has authorized an ongoing stock repurchase program. In May 2003, the Board of Directors authorized the repurchase of an additional $200 million under this stock repurchase program, the objective of which is to manage actual and anticipated dilution. At September 30, 2003, approximately $163.9 million was available to repurchase Common Stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock.

     The Company is authorized to make open market purchases paid out of general corporate funds. During the three and nine months ended September 30, 2003, the Company purchased 732,000 and 2,757,000 shares, respectively, of outstanding Common Stock on the open market for approximately $13.9 million and $43.7 million, respectively (at an average per share price of $19.02 and $15.86).

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

     Periodically, the Company enters into private structured stock repurchase transactions with a large financial institution. Under the terms of these agreements and in exchange for an up front payment, the Company is entitled to receive a fixed number of shares of its Common Stock or a predetermined cash amount upon expiration of the agreement depending on the closing price of the Company’s Common Stock at maturity. Pursuant to one of these transactions, during the three month period ended September 30, 2003, the Company received 711,458 shares of Common Stock for $15.0 million. For aggregate up front payments of $55 million, during the nine month period ended September 30, 2003, the Company received a cash payment of approximately $16.7 million and received 2,867,298 shares upon maturity of certain of these transactions.

     In December 2002, the Company entered into an agreement with a large financial institution requiring that the Company purchase up to 1,560,000 shares of the Company’s Common Stock at fixed prices if the Company’s Common Stock traded at designated levels between December 16, 2002 and January 23, 2003. As of December 31,

Citrix Systems, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
September 30, 2003

2002, the Company had a potential repurchase obligation of approximately $9.1 million, which was classified as common stock subject to repurchase in the December 31, 2002 consolidated balance sheet. During January 2003, this agreement expired and no shares were repurchased.

     During the first quarter of 2003, the Company entered into a private structured stock repurchase agreement with a large financial institution. Pursuant to the terms of the agreement, $25 million was paid up front to this institution, with the ultimate number of shares repurchased dependent on market conditions. Upon expiration of the agreement in June 2003, 1,473,516 shares were delivered to the Company. During July 2003, the Company entered into two similar transactions with the same financial institution for an aggregate up front payment of $40 million. During the three months ended September 30, 2003, the Company received 499,057 shares under these agreements. The ultimate number of shares repurchased will be dependent on market conditions.

     During the nine months ended September 30, 2003, the Company sold put warrants that entitled the holder of each warrant to sell to the Company, generally by physical delivery, one share of the Company’s Common Stock at a specified price. Under the agreements the Company sold 450,000 put warrants at an average exercise price of $12.57 and received premium proceeds of approximately $0.7 million. Additionally, the Company paid $2.5 million for the purchase of 200,000 shares upon the exercise of outstanding put warrants, while 1,200,000 put warrants expired unexercised. No put warrants were sold, exercised or expired during the three months ended September 30, 2003. As of September 30, 2003, no put warrants were outstanding.

11. Legal Proceedings

     The Company is a defendant in various matters of litigation generally arising out of the normal course of business. Although it is difficult to predict the ultimate outcome of these cases, management believes, based on discussions with counsel, that any ultimate liability would not materially affect the Company’s financial position, result of operations or cash flows.

12. Commitments

     The Company is a party to a synthetic lease arrangement with a lessor totaling approximately $61.0 million for its corporate headquarters office space in Fort Lauderdale, Florida. The synthetic lease represents a form of off-balance sheet financing under which an unrelated third party lessor funded 100% of the costs of acquiring the property and leases the asset to the Company. The synthetic lease qualifies as an operating lease for accounting purposes and as a financing lease for tax purposes. The Company does not include the property or the lease debt as an asset or a liability on its condensed consolidated balance sheet. Consequently, payments are made pursuant to the lease are recorded as operating expenses in the Company’s condensed consolidated statements of income. The Company entered into the synthetic lease in order to lease its headquarters properties under more favorable terms than under its previous lease arrangements.

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

Citrix Systems, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
September 30, 2003

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

     The synthetic lease includes certain financial covenants including a requirement for the Company to maintain a pledged balance of approximately $63.0 million in cash and/or investment securities as collateral. The Company manages the composition of the pledged investments and investment earnings are available for operating purposes. Additionally, the Company must maintain a minimum cash and investment balance of $100.0 million, excluding the Company’s Debentures, collateralized investments and equity investments, as of the end of each fiscal quarter. As of September 30, 2003, the Company had approximately $217.0 million in cash and investments in excess of those required levels. The synthetic lease includes non-financial covenants, including the maintenance of the properties and adequate insurance, prompt delivery of financial statements to the lender of the lessor and prompt payment of taxes associated with the properties. As of September 30, 2003, the Company was in compliance with all material provisions of the arrangement.

     In January 2003, the FASB issued FASB Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities, which addresses the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. FIN No. 46 is effective for certain disclosure requirements and for variable interest entities created after February 1, 2003, and for periods ending after December 15, 2003 for all other variable interest entities. The Company has determined that it will not be required to consolidate the lessor, the leased facility or the related debt upon the adoption of FIN No. 46. Accordingly, the Company does not expect any impact on its financial position, results of operations or cash flows from adoption. However, if the lessor were to change its ownership of the property or significantly change its ownership of other properties that it currently holds, the Company could be required to consolidate the entity, the leased facility and the debt in a future period.

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

Citrix Systems, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
September 30, 2003

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

     In November 2002, the FASB’s Emerging Issues Task Force (“EITF”) reached a final consensus on Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, which is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Under EITF Issue No. 00-21, revenue arrangements with multiple deliverables are required to be divided into separate units of accounting under certain circumstances. The Company adopted EITF Issue No. 00-21 on July 1, 2003, and such adoption did not have a material effect on its condensed consolidated financial statements for the three and nine months ended September 30, 2003.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     We develop, market, license and support access infrastructure software and services that enable effective and efficient enterprise-wide deployment and management of applications and information, including those designed for Microsoft Windows operating systems, for UNIX operating systems, such as Sun Solaris, HP-UX or IBM-AIX (collectively, UNIX operating systems), and for Web-based information systems. Our largest source of revenue is our MetaFrame Presentation Server products. Our MetaFrame products permit organizations to provide users with access to Windows based, Web-based, and UNIX applications without regard to location, network connection or type of client hardware platforms. We market and license our products primarily through multiple channels such as value-added resellers, channel distributors, system integrators and independent software vendors, managed by our worldwide sales force. We also promote our products through relationships with a wide variety of industry participants, including Microsoft Corporation.

Revenue Recognition

     The accounting related to revenue recognition in the software industry is complex and affected by interpretations of the rules and an understanding of industry practices, both of which are subject to change. As a result, revenue recognition accounting rules require us to make significant judgments. In addition, our judgment is required in assessing the probability of collection, which is generally based on evaluation of customer-specific information, historical collection experience and economic market conditions.

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

     In the normal course of business, we do not permit product returns, but we do provide most of our distributors and value added resellers with stock balancing and price protection rights. Stock balancing rights permit distributors to return products to us, subject to ordering an equal dollar amount of our other products. Price protection rights require that we grant retroactive price adjustments for inventories of our products held by distributors or resellers if we lower our prices for such products. We establish provisions for estimated returns for stock balancing and price protection rights, as well as other sales allowances, concurrently with the recognition of revenue. The provisions are established based upon consideration of a variety of factors, including, among other things, recent and historical return rates for both specific products and distributors, estimated distributor inventory levels by product, the impact of any new product releases and projected economic conditions. Actual product returns for stock balancing and price protection provisions incurred are, however, dependent upon future events, including the amount of stock balancing activity by our distributors and the level of distributor inventories at the time of any price adjustments. We continually monitor the factors that influence the pricing of our products and distributor inventory levels and make adjustments to these provisions when we believe actual returns and other allowances could differ from established reserves. Our ability to recognize revenue upon shipment to our distributors is predicated on our ability to reliably estimate future stock balancing returns. If actual experience or changes in market condition impairs our ability to estimate returns, we would be required to defer the recognition of revenue until the delivery of the product to the end-user. Allowances for estimated product returns amounted to approximately $3.5 million at September 30, 2003 and $10.5 million at December 31, 2002. We have not reduced and have no current plans to reduce our prices for inventory currently held by distributors or resellers. Accordingly, there were no reserves required for price protection at September 30, 2003 or December 31, 2002. We record estimated reductions to revenue for customer programs and incentive offerings including volume-based incentives. If market conditions were to decline, we could take actions to increase our customer incentive offerings and could result in an incremental reduction to our revenue at the time the incentive is offered.

Stock-Based Compensation

     Our stock option program is a broad based, long-term retention program that is intended to attract and reward talented employees and align stockholder and employee interests. The number and frequency of stock option grants are based on competitive practices, our operating results, and other factors. All employees are eligible to participate in the stock option program.

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

     As of September 30, 2003, we had four stock-based compensation plans. We grant stock options for a fixed number of shares to employees with an exercise price equal to or above the fair value of the shares at the date of grant. As discussed above and in note 2 to our condensed consolidated financial statements, we apply the intrinsic value method under APB Opinion No. 25 and related interpretations in accounting for our plans. Accordingly, no compensation cost has been recognized for our fixed stock plans and our stock purchase plan. However, the impact on our consolidated financial statements from the use of options is reflected in the calculation of earnings per share in the form of dilution (see note 3 to our accompanying condensed consolidated financial statements).

     The following table (in thousands, except option price) provides information as of September 30, 2003 about the securities authorized for issuance to our employees and directors under our fixed stock compensation plans, consisting of our Amended and Restated 1995 Stock Plan, the Second Amended and Restated 1995 Employee Stock Purchase Plan, the 1995 Non-Employee Director Option Plan and the Second Amended and Restated 2000 Director and Officer Stock Option and Incentive Plan:

	(A)	(B)	(C)

Number of securities
	Number of		remaining available
	securities to be		for future issuance
	issued upon	Weighted-average	under equity
	exercise of	exercise price of	compensation plans
	outstanding	outstanding	(excluding
	options, warrants	options, warrants	securities reflected
Plan	and rights	and rights	in column (A))

Equity compensation plans approved by security holders	40,487	$24.24	36,423
Equity compensation plans not approved by security holders	—	—	—

Total	40,487	$24.24	36,423

     The following table provides information about stock options granted for fiscal year 2002 and for the nine months ended September 30, 2003 for employees, non-employee directors and for certain executive officers. The stock option data for listed officers relates to our Named Executive Officers. The “Named Executive Officers” consist of our chief executive officer and the four other most highly compensated executive officers who received total annual salary and bonus in excess of $100,000 in 2002, as reported in our Proxy Statement dated April 4, 2003 and who are current employees:

	Nine Months ended	Year ended
	September 30, 2003	December 31, 2002

Net grants to all employees, non-employee directors and executive officers as a percent of outstanding shares (1) (2)	1.38%	1.17%

Grants to Named Executive Officers as a percent of outstanding shares (2)	0.12%	0.36%

Grants to Named Executive Officers as a percent of total options granted	3.69%	6.90%

Cumulative options held by Named Executive Officers as a percent of total options outstanding (3)	10.09%	9.48%

(1)	Net grants represent total options granted during the period net of options forfeited during the period.

(2)	Calculation is based on outstanding shares of common stock as of the beginning of the respective period.

(3)	Calculation is based on total options outstanding as of the end of the respective period.

     The following table presents our option activity from December 31, 2001 through September 30, 2003 (in thousands, except weighted-average exercise price):

		Options Outstanding

	Options		Weighted
	Available	Number	Average
	for Grant	of Shares	Exercise Price

Balance at December 31, 2001	21,991	39,596	$28.92
Granted at market value	(9,275)	9,275	9.98
Granted above market value	(356)	356	17.92
Exercised	—	(551)	6.12
Forfeited/cancelled	7,455	(7,455)	30.86
Additional shares reserved	10,186	N/A	N/A

Balance at December 31, 2002	30,001	41,221	24.51

Granted at market value	(5,260)	5,260	15.68
Granted above market value	(349)	349	12.00
Exercised	—	(3,059)	10.18
Forfeited/cancelled	3,284	(3,284)	26.19
Reduction in plan shares (1)	(500)	N/A	N/A
Additional shares reserved	9,247	N/A	N/A

Balance at September 30, 2003	36,423	40,487	24.24

(1)	The number of shares reserved for issuance under our Amended and Restated 2000 Director and Officer Stock Option and Incentive Plan was reduced by 500,000 shares pursuant to an amendment to such option plan (which amendment is filed as Exhibit 10.1 herewith) authorized by our Board of Directors on May 15, 2003.

     A summary of our in-the-money and out-of-the-money option information as of September 30, 2003 is as follows (in thousands, except weighted average exercise price). Out-of-the-money options are those options with an exercise price equal to or above the closing price of $22.13 per share for our common stock at September 30, 2003.

	Exercisable		Unexercisable		Total

		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

In-the-money	11,011	$14.39	12,066	$12.80	23,077	$13.56
Out-of-the-money	14,770	38.57	2,640	37.53	17,410	38.41

Total options outstanding	25,781	28.24	14,706	17.26	40,487	24.24

     The following table provides information with regard to our stock option grants during the nine months ended September 30, 2003 to the Named Executive Officers:

	Individual Grants (1)

	Number of Securities
	Underlying Options	Exercise Price	Expiration
	Granted (#)	($/share)	Date

Mark Templeton	37,500	$12.00	March 3, 2013
	37,500	$18.05	July 31, 2013
John Burris	17,500	$12.00	March 3, 2013
	17,500	$18.05	July 31, 2013
Robert Kruger	17,500	$12.00	March 3, 2013
	17,500	$18.05	July 31, 2013
David Urbani	15,000	$12.00	March 3, 2013
	15,000	$18.05	July 31, 2013
Stefan Sjostrom	16,000	$12.00	March 3, 2013
	16,000	$18.05	July 31, 2013

(1)	These options vest over four years at a rate of 25% of the shares underlying the option one year from the date of the grant and at a rate of 2.08% monthly thereafter.

     The following table presents certain information regarding option exercises for the nine months ended September 30, 2003 and outstanding options held by Named Executive Officers as of September 30, 2003:

			Number of Securities	Values of Unexercised In-
			Underlying Unexercised	the-Money Options at
	Shares Acquired on	Value	Options at September 30, 2003	September 30, 2003 ($)
	Exercise (#)	Realized ($)(1)	Exercisable/Unexercisable	Exercisable/Unexercisable(2)

Mark Templeton	—	—	1,887,107/240,393	$5,636,391/$1,714,109
John Burris	—	—	394,606/141,144	$507,432/$1,147,531
Robert Kruger	7,075	$107,343	186,450/218,142	$442,342/$1,204,926
David Urbani	23,500	$301,958	451,301/239,449	$1,596,139/$2,026,342
Stefan Sjostrom	—	—	156,022/171,228	$270,226/$854,507

(1)	Amounts disclosed in this column were calculated based on the difference between the fair market value of our common stock on the date of exercise and the exercise price of the options in accordance with regulations promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and do not reflect amounts actually received by the named officers.

(2)	Value is based on the difference between the option exercise price and the fair market value at September 30, 2003 ($22.13 per share), multiplied by the number of shares underlying the option.

     For further information regarding our stock option plans, see note 2 to our condensed consolidated financial statements.

Critical Accounting Policies and Estimates

     Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. We base these estimates on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances, and these estimates form the basis for our judgments concerning the carrying values of assets and liabilities that are not readily apparent from other sources. We periodically evaluate these estimates and judgments based on available information and experience. Actual results could differ from our estimates under different assumptions and conditions. If actual results significantly differ from our estimates, our financial condition and results of operations could be materially impacted. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2002 for further information regarding our critical accounting policies and estimates.

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

					Increase/(Decrease) For The

					Three Months	Nine Months
	Three Months Ended		Nine Months Ended		Ended	Ended
	September 30,		September 30,		September 30, 2003	September 30, 2003
					Vs.	Vs.
	2003	2002	2003	2002	September 30, 2002	September 30, 2002

Net revenues	$144,341	$118,898	$430,881	$378,664	21.4%	13.8%
Cost of revenues (excluding amortization, presented separately below)	5,350	4,375	15,117	13,885	22.3	8.9

Gross margin	138,991	114,523	415,764	364,779	21.4	14.0
Operating expenses:
Research and development	15,656	17,146	47,025	53,054	(8.7)	(11.4)
Sales, marketing and support	61,331	56,291	183,592	178,902	9.0	2.6
General and administrative	20,420	21,072	64,464	65,649	(3.1)	(1.8)
Amortization of intangible assets	2,868	2,646	8,541	8,588	8.4	(0.5)

Total operating expenses	100,275	97,155	303,622	306,193	3.2	(0.8)

Income from operations	38,716	17,368	112,142	58,586	122.9	91.4
Interest income	5,302	7,068	15,477	21,261	(25.0)	(27.2)
Interest expense	(4,558)	(4,303)	(13,630)	(13,523)	5.9	0.8
Other income (expense), net	277	(821)	2,252	(2,379)	133.7	194.7

Income before income taxes	39,737	19,312	116,241	63,945	105.8	81.8
Income taxes	8,742	2,497	25,573	9,592	250.1	166.6

Net income	$30,995	$16,815	$90,668	$54,353	84.3%	66.8%

     Net Revenues. Our operations consist of the design, development, marketing and support of access infrastructure software and services that enable effective and efficient enterprise-wide deployment and management of, and access to, applications and information.

     We present net revenues in the following three categories outlined below: License Revenue, Technical Services Revenue, and Royalty Revenue. License Revenue primarily represents fees related to the licensing of our MetaFrame products and Citrix Subscription Advantage (our terminology for software maintenance). Technical Services Revenue consists primarily of technical support, product training and certification, and consulting services related to implementation of our software products. We recognize Technical Services and Citrix Subscription Advantage revenues ratably over the term of the contract, which is typically 12 to 24 months.

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

     With respect to product mix, the increase in net revenues for the three and nine months ended September 30, 2003 compared to the three and nine months ended September 30, 2002 was primarily attributable to an increase in License Revenue due mainly to an increase in Citrix MetaFrame Presentation Server licenses sold for Windows operating systems, particularly under enterprise customer license arrangements and an increase in revenues related to Citrix Subscription Advantage renewals. Also, the increase over last year was partially due to a weakness in packaged product sales to our distributors and resellers during the second and third quarters of 2002, that resulted from an overall weakness in IT spending and a reduction in packaged product inventory held by our distributors.

These increases were partially offset by a decrease in Royalty Revenue associated with the expiration of the Microsoft Development Agreement in May 2002.

     Deferred revenues, primarily related to Citrix Subscription Advantage and Technical Services Revenues, increased approximately $41 million as compared to December 31, 2002. This increase was due primarily to increased renewals of Citrix Subscription Advantage, as well as an increase in enterprise customer license arrangements, which typically result in a greater portion of revenue being deferred. We currently expect Citrix Subscription Advantage renewals to continue to increase and as a result we currently expect deferred revenue to also increase.

     An analysis of our net revenues is presented below:

					Increase/(Decrease) For The

	Three Months Ended		Nine Months Ended		Three Months Ended	Nine Months Ended
	September 30,		September 30,		September 30, 2003	September 30, 2003
					Vs.	Vs.
	2003	2002	2003	2002	September 30, 2002	September 30, 2002

License Revenue	92.5%	91.2%	92.2%	87.7%	23.1%	19.6%
Technical Services Revenue	7.5	8.8	7.8	8.6	3.7	3.5
Royalty Revenue	—	—	—	3.7	—	(100.0)

Net Revenues	100.0%	100.0%	100.0%	100.0%	21.4%	13.8%

     International and Segment Revenues. International revenues (sales outside of the United States) as a percent of net revenues remained relatively unchanged and accounted for approximately 52% of net revenues for the three months ended September 30, 2003 and 53% of net revenues for the three months ended September 30, 2002 and approximately 53% of net revenues for the nine months ended September 30, 2003 and 52% of net revenues for the nine months ended September 30, 2002. For detailed information on international revenues, please refer to note 6 to our condensed consolidated financial statements appearing in this report.

     An analysis of our geographic segment net revenue is presented below:

					Increase/(Decrease) For The

					Three Months	Nine Months
	Three Months Ended		Nine Months Ended		Ended	Ended
	September 30,		September 30,		September 30, 2003	September 30, 2003
					Vs.	Vs.
	2003	2002	2003	2002	September 30, 2002	September 30, 2002

Americas (1)	52.4%	51.4%	50.9%	48.9%	23.8%	18.5%
EMEA (2)	37.9	39.4	39.9	38.3	16.9	18.6
Asia-Pacific	9.7	9.2	9.2	9.1	27.4	14.9
Other (3)	—	—	—	3.7	—	(100.0)

Net Revenues	100.0%	100.0%	100.0%	100.0%	21.4%	13.8%

(1)	The Americas segment is comprised of the United States, Canada and Latin America, excluding royalty fees in (3) below.

(2)	Defined as Europe, Middle East and Africa.

(3)	Represents royalty fees earned in connection with the Microsoft Development Agreement, which expired in May 2002.

     The increase in geographic segment net revenues for the three and nine months ended September 30, 2003 compared to the same periods in 2002 was primarily due to strong demand across all geographic segments, particularly in enterprise customer license arrangements and Citrix Subscription Advantage renewals.

     Cost of Revenues. Cost of revenues consisted primarily of the cost of royalties, product media and duplication, manuals, packaging materials and shipping expense. Cost of revenues also consisted of compensation and other personnel-related costs of generating services revenue. Our cost of revenues excludes amortization of core technology, which is shown as a component of amortization expense in our accompanying condensed consolidated statements of income. The increase in cost of revenues for the three and nine months ended September 30, 2003 compared to the three and nine months ended September 30, 2002 is due primarily to the increase in net revenues described above. During 2004, certain royalty agreements are expected to expire. Although these expirations are expected to reduce certain costs of royalties, cost of revenues will fluctuate from time to time based on a number of factors discussed above.

     Gross Margin. Gross margin as a percentage of net revenue was comparable for all periods presented. We currently anticipate that gross margin as a percentage of net revenues will remain relatively unchanged as compared with current levels for the remainder of 2003. During 2004, certain royalty agreements are expected to expire; however, gross margin will fluctuate from time to time based on a number of factors attributable to the cost of revenues as discussed above.

     Research and Development Expenses. Research and development expenses consisted primarily of personnel-related costs. We expensed all development costs included in the research and development of software products and enhancements to existing products as incurred except for certain core technologies. Research and development expenses decreased for the three and nine months ended September 30, 2003 compared to the three and nine months ended September 30, 2002, primarily due to severance, relocation and reduced headcount costs and related facility charges associated with the consolidation of our Salt Lake City, Utah and Columbia, Maryland development teams into our remaining engineering facilities in Fort Lauderdale, Florida during 2002.

     Sales, Marketing and Support Expenses. Sales, marketing and support expenses increased for the three months ended September 30, 2003 compared to the three months ended September 30, 2002 due to an increase in marketing program costs primarily resulting from our launch of a worldwide brand awareness and advertising campaign.

     Sales, marketing and support expenses increased for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002 due primarily to increases in commissions, product training costs, and distributor commissions associated with the increase in our software maintenance renewals. These increases were partially offset by a reduction in marketing program costs and a decrease in facility costs associated with our Columbia, Maryland facility, which was consolidated into our remaining Fort Lauderdale, Florida facilities during 2002. We currently expect sales, marketing and support expenses to increase as we continue our global brand awareness and advertising campaign and invest in sales and marketing initiatives.

     General and Administrative Expenses. General and administrative expenses decreased slightly for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002, primarily due to a decrease in our provision for doubtful accounts. General and administrative expenses decreased slightly for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002 primarily due to a decrease in depreciation expense resulting from asset maturities and the abandonment of certain leasehold improvements during 2002 and a decrease in rent expense related to the exit of certain leased office space during

2002. These decreases were partially offset by increases in legal fees during the first quarter of 2003 and insurance costs.

     Amortization of Intangible Assets. Amortization expense related primarily to acquired core technology and was generally comparable for all periods presented.

     Interest Income. Interest income decreased for the three and nine months ended September 30, 2003 compared to the three and nine months ended September 30, 2002, primarily due to a decrease in interest rates.

     Interest Expense. Interest expense remained relatively unchanged for the three and nine months ended September 30, 2003 compared to the three and nine months ended September 30, 2002 and primarily represented non-cash interest accretion on our convertible subordinated debentures.

     Other Income (Expense), Net. Other income (expense), net is primarily comprised of realized gains (losses) on the sale of our investments, losses resulting from the other-than-temporary declines in the fair value of our investments and remeasurement and foreign currency transaction gains (losses). Other income (expense), net increased for the three and nine months ended September 30, 2003 compared to the three and nine months ended September 30, 2002, due primarily to a decline in remeasurement and foreign currency transaction losses and realized gains on the sale of certain of our available-for-sale investments.

     Income Taxes. We maintain certain operational and administrative processes in overseas subsidiaries, and foreign earnings are taxed at lower foreign tax rates. We do not expect to remit earnings from our foreign subsidiaries. Our effective tax rate increased to 22% for the nine months ended September 30, 2003 from 15% for the same period in the prior year, primarily due to an increase in estimated annual taxable income in our geographic locations that are taxed at a higher rate.

Liquidity And Capital Resources

     During the nine months ended September 30, 2003, we generated positive operating cash flows of $186.4 million. These cash flows related primarily to net income of $90.7 million, adjusted for, among other things, tax benefits from the exercise of non-statutory stock options and disqualifying dispositions of incentive stock options of $16.7 million, non-cash charges, including depreciation and amortization expenses of $26.6 million and the accretion of original issue discount and amortization of financing costs on our convertible subordinated debentures of $13.6 million, and an aggregate increase in cash flow from our operating assets and liabilities of $36.9 million due primarily to an increase in deferred revenue of $40.6 million. Our investing activities provided $24.7 million of cash consisting primarily of the net proceeds, after reinvestment, from sales and maturities of investments of $33.1 million, partially offset by expenditures of $7.0 million for our purchase of property and equipment. Our financing activities used cash of $89.4 million related primarily to our expenditure of $124.6 million for our stock repurchase program, partially offset by the proceeds received from the issuance of common stock under our employee stock compensation plans of $34.6 million.

     During the nine months ended September 30, 2002, we generated positive operating cash flows of $124.5 million. These cash flows related primarily to net income of $54.4 million, adjusted for, among other things, tax benefits from the exercise of non-statutory stock options and disqualifying dispositions of incentive stock options of $22.1 million, non-cash charges, including depreciation and amortization expenses of $32.2 million, provisions for product returns of $18.0 million (primarily due to our stock rotation program) and the accretion of original issue discount and amortization of financing costs on our convertible subordinated debentures of $13.4 million. These cash inflows were partially offset by an aggregate decrease in cash flow from our operating assets and liabilities of $18.9 million. Our investing activities provided $23.2 million of cash consisting primarily of net proceeds, after reinvestment, from sales and maturities of investments of $51.0 million, $17.1 million for our purchase of property and equipment and net cash paid for acquisitions (a contingent payment in connection with our February 2000 acquisition of Innovex) of approximately $10.7 million. We used $169.8 million in cash in financing activities related primarily to our expenditure of $148.0 million for our stock repurchase program, and $27.8 million in our debenture repurchase program.

     Cash and Investments

     As of September 30, 2003, we had $810.7 million in cash and investments, including $264.5 million in cash and cash equivalents. The increase in cash and investments compared to December 31, 2002 was due primarily to cash flow from operations, partially offset by cash paid under our stock repurchase program. In addition, we had $108.0 million of working capital at September 30, 2003 as compared to $186.4 million at December 31, 2002. The decrease in working capital compared to December 31, 2002 was due primarily to the reclassification of our convertible subordinated debentures as a current liability as of March 31, 2003 partially offset by the reclassification of the related held-to-maturity investments to short-term. See “Liquidity and Capital Resources—Convertible Subordinated Debentures” and note 5 to our condensed consolidated financial statements for further information. We generally invest our cash and cash equivalents in investment grade, highly liquid securities to minimize interest rate risk and allow for flexibility in the event of immediate cash needs.

     In December 2000, we invested $158.1 million in a trust managed by an investment advisor. The purpose of the trust is to maintain sufficient liquidity in the event that our debentures are redeemed in March 2004. Our investment in the trust matures on March 22, 2004, and comprises all of the trust’s assets. Therefore, we classified the investment as short-term in our September 30, 2003 condensed consolidated balance sheet to reflect the maturity within one year of the balance sheet date. The trust’s assets primarily consist of AAA-rated zero-coupon corporate securities. The trust entered into a credit risk swap agreement with the investment advisor, which effectively increased the yield on the trust’s assets and for which value the trust assumed the credit risk of ten investment-grade companies. The effective yield of the trust, including the credit risk swap agreement, is 6.72% and the principal balance will accrete to $195 million in March 2004. We record our investment in the trust and the underlying investments and swap as held-to-maturity zero-coupon corporate securities in our consolidated financial statements. We do not recognize changes in the fair value of the held-to-maturity investment unless a decline in the fair value of the trust is other-than-temporary, in which case we would recognize a loss in earnings. Our investment is at risk to the extent that one of the underlying corporate securities has a credit event that may include bankruptcy, dissolution, or insolvency of the issuers. There have been no losses associated with the trust’s underlying corporate securities. The amortized cost of our investment in the trust was approximately $189.4 million at September 30, 2003 and $180.4 million at December 31, 2002. At September 30, 2003, the fair value of the trust’s assets was $192.9 million.

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

     Accounts Receivable, Net

     At September 30, 2003, we had approximately $85.6 million in accounts receivable, net of allowances. The $16.1 million increase in accounts receivable, net as compared to December 31, 2002 was primarily due to an increase in sales in the last month of the quarter and a decrease in the allowance for returns. This allowance reduction is a reflection of the decrease in stock rotation experience. We have experienced a decrease in stock rotation, primarily due to a reduction in packaged product inventory held by our distributors.

     Convertible Subordinated Debentures

     In March 1999, we sold $850 million principal amount at maturity of our zero coupon convertible subordinated debentures due in March 2019. Our net proceeds were approximately $291.9 million, and the recorded debt will accrete to the principal amount at maturity through periodic charges to interest expense. Except under limited circumstances, we will pay no interest prior to maturity. The security holders can convert the debentures at any time on or before the maturity date at a conversion rate of 14.0612 shares of our common stock for each $1,000 principal amount at maturity of the debentures, subject to adjustment in certain circumstances. We can redeem the debentures on or after March 22, 2004, and the holders of the debentures can require us to repurchase the debentures on fixed dates and at set redemption prices (equal to the issue price plus accrued original issue discount) beginning on March 22, 2004. Accordingly, we classified the debentures as a current liability in our September 30, 2003 condensed consolidated balance sheet to reflect the amount that will be payable on demand within one year of the balance sheet date. We believe that with the proceeds of the held-to-maturity corporate securities that mature in March 2004 and our cash and investments on hand, we will maintain sufficient liquidity in the event that holders of the debentures require us to redeem or we elect to repurchase the debentures.

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

     Stock Repurchase Program

     Our board of directors has authorized an ongoing stock repurchase program. In May 2003, our board of directors authorized the repurchase of an additional $200 million under our stock repurchase program, the objective of which is to manage actual and anticipated dilution. At September 30, 2003, approximately $163.9 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock.

     We are authorized to make open market purchases paid out of general corporate funds. During the three months ended September 30, 2003 we purchased 732,000 shares of outstanding commons stock on the open market for approximately $13.9 million (at an average per share price of $19.02) and during the nine months ended September 30, 2003, we purchased 2,757,000 shares of outstanding common stock on the open market for approximately $43.7 million (at an average per share price of $15.86).

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

     Periodically, we enter into private structured stock repurchase transactions with a large financial institution. Under the terms of these agreements and in exchange for an up front payment, we are entitled to receive a fixed number of shares of our common stock or a predetermined cash amount upon expiration of the agreement depending on the closing price of our common stock at maturity. Pursuant to one of these transactions, during the three month period ended September 30, 2003 we received 711,458 shares of our common stock for $15 million. For aggregate up front payments of $55 million, during the nine month period ended September 30, 2003, we received a cash payment of approximately $16.7 million and we also received 2,867,298 shares upon maturity of certain of these transactions.

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

     During the first quarter of 2003, we entered into a private structured stock repurchase agreement with a large financial institution. Pursuant to the terms of the agreement, we paid $25 million up front to this institution, with the ultimate number of shares repurchased dependent on market conditions. Upon expiration of the agreement in June 2003, we received 1,473,516 shares. During July 2003, we entered into two similar transactions with the same financial institution for an aggregate up front payment of $40 million. During the three months ended September 30, 2003, we received 499,057 shares under these agreements. The ultimate number of shares repurchased will be dependent on market conditions.

     During the nine months ended September 30, 2003, we sold put warrants that entitled the holder of each warrant to sell to us, generally by physical delivery, one share of our common stock at a specified price. Under the agreements, we sold 450,000 put warrants at an average exercise price of $12.57 and received premium proceeds of approximately $0.7 million. Additionally, we paid $2.5 million for the purchase of 200,000 shares upon the exercise of outstanding put warrants, while 1,200,000 put warrants expired unexercised. No put warrants were sold, exercised or expired during the three months ended September 30, 2003. As of September 30, 2003, no put warrants were outstanding.

     Commitments

     We are a party to a synthetic lease arrangement with a lessor totaling approximately $61.0 million for our corporate headquarters office space in Fort Lauderdale, Florida. The synthetic lease represents a form of off-balance sheet financing under which an unrelated third party lessor funded 100% of the costs of acquiring the property and leases the asset to us. The synthetic lease qualifies as an operating lease for accounting purposes and as a financing lease for tax purposes. We do not include the property or the lease debt as an asset or a liability on our accompanying condensed consolidated balance sheet. Consequently, we include payments made pursuant to the lease are recorded as operating expenses in our condensed consolidated statements of income. We entered into the synthetic lease in order to lease our headquarters properties under more favorable terms than under our previous lease arrangements.

     The initial term of the synthetic lease is seven years. Upon approval by the lessor, we can renew the lease twice for additional two-year periods. The lease payments vary based on the London Interbank Offered Rate, or LIBOR, plus a margin. At any time during the lease term, we have the option to sublease the property and upon thirty-days’ written notice, we have the option to purchase the property for an amount representing the original property cost and transaction fees of approximately $61.0 million plus any lease breakage costs and outstanding amounts owed. Upon at least 180 days notice prior to the termination of the initial lease term, we have the option to remarket the property for sale to a third party. If we choose not to purchase the property at the end of the lease term, we have guaranteed a residual value to the lessor of approximately $51.9 million and possession of the buildings will be returned to the lessor. If the fair value of the building were to decline below $51.9 million, we would have to make up the difference under our residual value guarantee, which could have a material adverse effect on our results of operations and financial condition.

     The synthetic lease includes certain financial covenants including a requirement for us to maintain a pledged balance of approximately $63.0 million in cash and/or investment securities as collateral. We manage the composition of the pledged investments and investment earnings are available for operating purposes. Additionally, we must maintain a minimum cash and investment balance of $100.0 million, excluding our debentures, collateralized investments and equity investments, as of the end of each fiscal quarter. As of September 30, 2003, we had approximately $217.0 million in cash and investments in excess of those required levels. The synthetic lease includes non-financial covenants, including the maintenance of the properties and adequate insurance, prompt delivery of financial statements to the lender of the lessor and prompt payment of taxes associated with the properties. As of September 30, 2003, we were in compliance with all material provisions of the arrangement.

     In January 2003, the FASB issued FASB Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities, which addresses the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. FIN No. 46 is effective for certain disclosure requirements and for variable interest entities created after February 1, 2003, and for periods ending after December 15, 2003 for all other variable interest entities. We have determined that we will not be required to consolidate the lessor, the leased facility or the related debt upon the adoption of FIN No. 46. Accordingly, we do not expect any impact on our financial position, results of operations or cash flows from adoption. However, if the lessor were to change its ownership of the property or significantly change its ownership of other properties that it currently holds, we could be required to consolidate the entity, the leased facility and the debt in a future period.

     During 2002, we took actions to consolidate certain of our offices, including the exit of certain leased office space and the abandonment of certain leasehold improvements. Lease obligations related to these existing operating leases continue until 2025 with a total remaining obligation of approximately $22.3 million, of which $4.9 million, net of anticipated sublease income, was accrued for as of September 30, 2003, and is reflected in accrued expenses in our condensed consolidated financial statements. In calculating this accrual, we made estimates, based on market information, including the estimated vacancy periods and sublease rates and opportunities. If actual circumstances prove to be different than management has estimated, the total charges for these vacant facilities could be significantly higher.

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

Certain Factors Which May Affect Future Results

     Our operating results and financial condition have varied in the past and could in the future vary significantly depending on a number of factors. From time to time, information provided by us or statements made by our employees contain “forward-looking” information that involves risks and uncertainties. In particular, statements contained in this Form 10-Q, and in the documents incorporated by reference into this Form 10-Q, that are not historical facts, including, but not limited to statements concerning new products, product development and offerings, product and price competition, product price and inventory, deferred revenues, economic and market conditions, revenue recognition, profits, growth of revenues, cost of revenues, sales, marketing and support expenses, technology relationships, reinvestment of foreign earnings, gross margins, intangible assets, impairment charges, anticipated operating and capital expenditure requirements, leasing and subleasing activities, acquisitions, debt redemption obligations, stock repurchases, investment transactions, liquidity, working capital, litigation matters, intellectual property matters, distribution channels, stock price, licensing models and potential debt or equity financings constitute forward-looking statements and are made under the safe harbor provisions of the Section 27 of the Securities Act of 1933 as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are neither promises nor guarantees. Our actual results of operations and financial condition have varied and could in the future vary significantly from those stated in any forward-looking statements. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Form 10-Q, in the documents incorporated by reference into this Form 10-Q or presented elsewhere by our management from time to time. Such factors, among others, could have a material adverse effect upon our business, results of operations and financial condition.

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

If we determine that any of our goodwill or intangible assets, including technology purchased in acquisitions, are impaired, we would be required to take a charge to earnings, which could have a material adverse effect on our results of operations.

     We have a significant amount of goodwill and other intangible assets, such as product and core technology, related to our acquisition of Sequoia Software Corporation. In July 2001, we adopted SFAS No. 141, Business Combinations, and in January 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets. As a result, we no longer amortize goodwill and intangible assets that are deemed to have indefinite lives. However, we continue to amortize certain product and core technologies, trademarks, patents and other intangibles. We periodically evaluate our intangible assets, including goodwill, for impairment. If the actual revenues and operating profit attributable to acquired product and core technologies are less than the projections we used to initially value product and core technologies when we acquired it, such intangible assets may be deemed to be impaired. If we determine that any of our intangible assets are impaired, we would be required to take a related charge to earnings.

     At September 30, 2003, we had $22.4 million, net, of unamortized identified intangibles with estimable useful lives, of which $17.4 million consists of product and core technology we purchased in the acquisition of Sequoia. We have commercialized and currently market the Sequoia technology through our secure access infrastructure software, which includes Citrix MetaFrame Secure Access Manager. However, our channel distributors and entities with which we have technology relationships, customers or prospective customers may not purchase or widely accept our new line of products. If we fail to complete the development of our anticipated future product offerings, if we fail to complete them in a timely manner, or if we are unsuccessful in selling any new lines of products, we could determine that the value of the purchased technology is impaired in whole or in part and take a charge to earnings. We could also incur additional charges in later periods to reflect costs associated with completing those projects that could not be completed in a timely manner. An impairment charge could have a material adverse effect on our results of operations.

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

     We compete in intensely competitive markets. Some of our competitors and potential competitors have significantly greater financial, technical, sales and marketing and other resources than we do.

     For example, our ability to market the Citrix MetaFrame Access Suite, and its individual products including: Citrix MetaFrame Presentation Server, Citrix MetaFrame Secure Access Manager, Citrix MetaFrame Conferencing Manager, the Citrix MetaFrame Password Manager and other future product offerings could be affected by Microsoft’s licensing and pricing scheme for client devices, servers and applications. Further, the announcement of the release, and the actual release, of new Windows-based server operating systems or products incorporating similar features to our products could cause our existing and potential customers to postpone or cancel plans to license certain of our existing and future product offerings.

     In addition, alternative products for secure, remote access in the Internet software and hardware markets directly and indirectly compete with our current products and anticipated future product offerings. Existing or new products that extend Internet software and hardware to provide Web-based information and application access or interactive computing can materially impact our ability to sell our products in this market. Our competitors in this market include Microsoft, Oracle, Sun Microsystems, Cisco, and other makers of secure remote access solutions.

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

     We conduct significant sales and customer support operations in countries outside of the United States. For the three months ended September 30, 2003, we derived 52% and for the nine month ended September 30, 2003, we derived 53% of our revenues from sales outside the United States. Our continued growth and profitability could require us to further expand our international operations. To successfully expand international sales, we must establish additional foreign operations, hire additional personnel and recruit additional international resellers. Our international operations are subject to a variety of risks, which could cause international revenues to fluctuate. These risks include:

•	fluctuations in foreign currency exchange rates, including our ability to adequately hedge our foreign exchange risks;

•	compliance with foreign regulatory and market requirements;

•	variability of foreign economic, political and labor conditions;

•	changing restrictions imposed by regulatory requirements, tariffs or other trade barriers or by United States export laws;

•	longer accounts receivable payment cycles;

•	potentially adverse tax consequences;

•	difficulties in protecting intellectual property; and

•	burdens of complying with a wide variety of foreign laws.

     Our success depends, in part, on our ability to anticipate and address these risks. We cannot guarantee that these or other factors will not adversely affect our business or operating results. Further, as we generate cash flow in non-U.S. jurisdictions, if required, we may experience difficulty transferring such funds to the U.S. in a tax efficient manner. In particular, a decrease in demand for software and services in any particular region could adversely affect our future operating results.

     Our results are subject to fluctuations in foreign currency exchange rates. Changes in the value of foreign currencies in 2002 relative to the value of the U.S. dollar were generally hedged to minimize adverse impacts on our operating profit. However, since we generally hedge only one year in advance of anticipated foreign currency expenses, operations will be impacted adversely in fiscal 2003. The U.S. dollar weakened during 2002 relative to other currencies. If the value of the U.S. dollar continues to weaken relative to other currencies in which we do business, our results could be adversely affected in 2004 as well when these foreign currency expenses are converted to U.S. dollars for our financial statements.

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

     In April 2002, we entered into a seven-year synthetic lease with a lessor for our headquarters office buildings in Fort Lauderdale, Florida. The synthetic lease qualifies for operating lease accounting treatment under SFAS No. 13, Accounting for Leases, so we do not include the property or the lease debt on our consolidated balance sheet. In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities, which addresses the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. FIN No. 46 is effective for certain disclosure requirements and for variable interest entities created after February 1, 2003, and for periods ending after December 15, 2003 for all other variable interest entities. We have determined that we will not be required to consolidate the lessor entity, the leased facility or the related debt upon the adoption of FIN No. 46. Accordingly, we do not expect any impact on our financial position, results of operations or cash flows from adoption. However, if the lessor were to change its ownership of our property or significantly change its ownership of other properties that it currently holds, we could be required to consolidate the entity, the leased facility and the debt in a future period.

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

     In addition, our ability to protect our proprietary rights could be affected by:

•	Differences in International Law; Enforceability of Licenses. The laws of some foreign countries do not protect our intellectual property to the same extent as do the laws of the United States and Canada. For example, we derive a significant portion of our sales from licensing our packaged products under “shrink wrap” or “click-to-accept” license agreements that are not signed by licensees and electronic enterprise customer licensing arrangements that could be unenforceable under the laws of certain foreign jurisdictions.

•	Third Party Infringement Claims. As we expand our product lines and the number of products and competitors in our industry segments increase and the functionality of these products overlap, we could become increasingly subject to infringement claims. Companies and inventors are more frequently seeking to patent software and business methods because of developments in the law that could extend the ability to obtain such patents. As a result, we could receive patent infringement claims. Responding to any infringement claim, regardless of its validity, could result in costly litigation; injunctive relief or require us to obtain a license to intellectual property rights of those third parties. Licenses may not be available on reasonable terms, on terms compatible with the protection of our proprietary rights, or at all. In addition, attention to these claims could divert our management’s time and attention from developing our business. If a successful claim is made against us and we fail to develop or license a substitute technology, our business, results of operations, financial condition or cash flows could be materially adversely affected.

We are subject to risks associated with our technology relationships.

     Our business depends on technology relationships. We cannot assure you that those relationships will continue in the future. In addition to our relationship with Microsoft, we rely on technology relationships with such companies as IBM, HP, Dell and others. We depend on the entities with which we have technology relationships to successfully test our products, to incorporate our technology into their products and to market and sell those products. We cannot assure you that we will be able to maintain our current technology relationships or to develop additional technology relationships. If any entities in which we have a technology relationship are unable to incorporate our technology into their products or to market or sell those products, our business, operating results and financial condition could be materially adversely affected.

If we lose access to third party licenses, releases of our products could be delayed.

     We believe that we will continue to rely, in part, on third party licenses to enhance and differentiate our products. Third party licensing arrangements are subject to a number of risks and uncertainties, including:

•	undetected errors or unauthorized use of another person’s code in the third party’s software;

•	disagreement over the scope of the license and other key terms, such as royalties payable; and

•	infringement actions brought by third party licensees;

•	termination or expiration of the license.

     If we lose or are unable to maintain any of these third party licenses or are required to modify software obtained under third party licenses, it could delay the release of our products. Any delays could have a material adverse effect on our business, results of operations and financial condition.

Our success depends on our ability to attract and retain large enterprise customers.

     We must retain and continue to expand our ability to reach and penetrate large enterprise customers by adding effective channel distributors and expanding our consulting services. Our inability to attract and retain large enterprise customers could have a material adverse effect on our business, results of operations and financial condition. Large enterprise customers usually request special pricing and generally have longer sales cycles, which could negatively impact our revenues. By granting special pricing, such as bundled pricing or discounts, to these large customers, we may have to defer recognition of some portion of the revenue from such sales. This deferral could reduce our revenues and operating profits for a given reporting period. Additionally, as we attempt to attract and penetrate large enterprise customers, we may need to increase corporate branding and marketing activities, which could increase our operating expenses. These efforts may not proportionally increase our operating revenues and could reduce our profits.

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

     We rely significantly on independent distributors and resellers to market and distribute our products. We do not control our distributors and resellers. Additionally, our distributors and resellers are not obligated to buy our products and could also represent other lines of products. Some of our distributors and resellers maintain inventories of our packaged products for resale to smaller end-users. If distributors and resellers reduce their inventory of our packaged products, our business could be adversely affected. In the quarter ended September 30, 2003 we believe that our distributors and resellers held smaller inventories of packaged products as compared to inventories they held in prior quarters. Further, we could maintain individually significant accounts receivable balances with certain distributors. The financial condition of our distributors could deteriorate and distributors could significantly delay or default on their payment obligations. Any significant delays or defaults could have a material adverse effect on our business, results of operations and financial condition.

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

     Acquisitions, including those of high-technology companies are inherently risky. We cannot assure anyone that our previous acquisitions, or any future acquisitions will be successful in helping us reach our financial and strategic goals either for that acquisition or for us generally. The risks we commonly encounter are:

•	difficulties integrating the operations, technologies, and products of the acquired companies;

•	undetected errors or unauthorized use of a third-party’s code in products of the acquired companies;

•	the risk of diverting management’s attention from normal daily operations of the business;

•	potential difficulties in completing projects associated with purchased in-process research and development;

•	risks of entering markets in which we have no or limited direct prior experience and where competitors have stronger market positions;

•	the potential loss of key employees of the acquired company; and

•	an uncertain sales and earnings stream from the acquired company, which could unexpectedly dilute our earnings.

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

     Our success depends, in large part, upon the services of a number of key employees. We do not have long-term employment agreements with any of our key personnel. Any officer or employee can terminate his or her relationship with us at any time. The effective management of our growth, if any, could depend upon our ability to retain our highly skilled technical, managerial, finance and marketing personnel. If any of those employees leave, we will need to attract and retain replacements for them. We also need to add key personnel in the future. The market for these qualified employees is competitive. We could find it difficult to successfully attract, assimilate or retain sufficiently qualified personnel in sufficient numbers. Also, we could need to hire additional personnel to develop new products, product enhancements and technologies. If we cannot add the necessary staff and resources, our ability to develop future enhancements and features to our existing or future products could be delayed. Any delays could have a material adverse effect on our business, results of operations and financial condition.

If stock balancing returns or price adjustments exceed our reserves, our operating results could be adversely affected.

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

     General economic and market conditions, and other factors outside our control, could adversely affect our business and impair the value of our investments. Any further downturn in general economic conditions could result in a reduction in demand for our products and services and could harm our business. In addition, an economic downturn could result in an impairment in the value of our investments requiring us to record losses related to such investments. Impairment in the value of these investments may disrupt our ongoing business and distract management. As of September 30, 2003, we had $546.2 million of short and long-term investments with various issuers and financial institutions. In many cases we do not attempt to reduce or eliminate our market exposure on these investments and could incur losses related to the impairment of these investments. Fluctuations in economic and market conditions could adversely affect the value of our investments, and we could lose some of our investment portfolio. A total loss of an investment could adversely affect our results of operations and financial condition. For further information on these investments, please refer to “Liquidity and Capital Resources.”

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

ITEM 4. CONTROLS AND PROCEDURES

     As of September 30, 2003, the Company’s management, with the participation of the Company’s Chief Executive Officer and the Company’s Vice President and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Vice President and Chief Financial Officer concluded that, as of September 30, 2003, the Company’s disclosure controls and procedures were effective in ensuring that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and the Company’s Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. During the period covered by this report, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	List of exhibits

Exhibit No.	Description

10.1	Second Amended and Restated 2000 Director and Officer Stock Option Plan dated May 15, 2003 (filed herewith).

31.1	Rule 13a-14(a) / 15d-14(a) Certification

31.2	Rule 13a-14(a) / 15d-14(a) Certification

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	On July 23, 2003, the Company furnished a report on Form 8-K to the Securities and Exchange Commission. That report on Form 8-K, furnished pursuant to Item 9 of that form, stated that, on July 23, 2003, the Company reported its earnings for the three and six months ended June 30, 2003.

The Company did not file nor furnish any other reports on Form 8-K during the third fiscal quarter of 2003.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 10th day of November 2003.

CITRIX SYSTEMS, INC.

By: /s/ DAVID J. HENSHALL

David J. Henshall Vice President and Chief Financial Officer (Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Second Amended and Restated 2000 Director and Officer Stock Option Plan dated May 15, 2003 (filed herewith).

31.1	Rule 13a-14(a) / 15d-14(a) Certification

31.2	Rule 13a-14(a) / 15d-14(a) Certification

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002