Form 10-K
period 2003-12-31
CITRIX SYSTEMS INC
filed 2004-03-12
CIK 877890

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 2003

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

Common Stock, $.001 Par Value

(Title of class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No ☐

      The aggregate market value of Common Stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (based on the last reported sale price on The Nasdaq National Market as of such date) was $2,982,782,390. As of March 5, 2004 there were 166,963,741 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      The information required pursuant to Part III of this report is incorporated by reference from the Company’s definitive proxy statement, relating to the annual meeting of stockholders to be held in May 2004, pursuant to Regulation 14A to be filed with the Securities and Exchange Commission.

CITRIX SYSTEMS, INC.

ITEM 1.  BUSINESS

General

      Citrix Systems, Inc. (“Citrix” or the “Company”), a Delaware corporation founded on April 17, 1989, is a leading supplier of access infrastructure software and services that enable the effective and efficient enterprise-wide deployment, management and access of applications and information, including those designed for Microsoft® Windows® operating systems, for UNIX® operating systems, such as Sun Solaris™, HP-UX or IBM®AIX® and for Web-based information systems, as well as Web-based desktop access. The Company’s MetaFrame® products permit organizations to provide secure access to Windows based, Web-based and UNIX applications regardless of the user’s location, network connection, or type of client hardware platforms. The Company markets and licenses its products primarily through multiple channels such as value-added resellers, channel distributors, system integrators and independent software vendors, managed by the Company’s worldwide sales force. The Company also promotes its products through relationships with a wide variety of industry participants, including Microsoft Corporation (“Microsoft”).

The Business Need for Simplified Access to Information

      Historically, information technology (“IT”) has not been created, sold or implemented with the total IT environment, from the enterprise perspective, in mind. The IT environment in most organizations has expanded incrementally over time. Each wave of computing over the past three or four decades – mainframe, minicomputer, PC, client-server, the Web, Java™, Web services – has not superseded previous waves but, to some degree, has been added to the systems that were already there. This is because many of these technologies, which represent significant investments, continue to provide “best-of-breed” capabilities, economic return and strategic value.

      Meanwhile, the user end of IT has grown ever more dynamic and unpredictable. People often change roles and locations, they typically use multiple access devices, and they unpredictably switch from one network connection to the next. Organizations need a consistent and coherent way to connect these two zones of increasing complexity – the application infrastructure side on the one hand, which is the source of information supply,and the user side on the other, which is the source of information demand. It is vital for organizations to supply users, whether internal or external, with fast, simple, secure, easy and instant access to information and applications so that they can work effectively and productively from virtually anywhere, on any type of device or network connection. Organizations face significant roadblocks to enterprise information access, which include:

•	Mixed Application Environments. Many businesses today use a mix of application platforms, making it difficult to deploy applications and information to all users. For example, deploying both UNIX and Windows applications to a user may require separate access devices or emulation software.

•	Mixed Device Environments. The growing popularity of wireless and diverse information appliances is adding to the wide array of client devices used in many enterprises. Such a mix of devices can cause accessibility and support problems.

•	Mobile Workers. The diversity of network connection types, protocols and transmission speeds limits the ability of organizations to deploy Windows, UNIX, Java and Web-based applications cost-effectively to mobile workers, telecommuters and branch office personnel.

•	Extended Enterprise. The extension of enterprise information systems to external users, such as suppliers, distributors and customers, creates application deployment issues that are outside the control of information systems managers. These include the quality, performance and security of the network connection, the client platform involved and the technical expertise of the external user.

•	Internet Business Initiatives. With the global adoption of the Internet and e-business, organizations need solutions for Web-enabling existing business applications without the time and cost required for re-engineering.

•	Security. Delivering sensitive business information to mobile workers, whether over the Internet or from within the enterprise, raises concerns about protecting data and ensuring privacy.

Access Infrastructure for the “On-Demand Enterprise”

      Citrix aims to address these challenges by making it easy for people to access information on demand. The Company’s mission is to make every organization an on-demand enterprise where information is securely, easily and instantly accessible from virtually anywhere using any device. Citrix access infrastructure software enables organizations to reduce the costs of corporate computing, increase employee productivity, gain flexibility to technological change within their data centers, improve resilience to business interruption and gain greater control over the quality of enterprise IT services. To become an on-demand enterprise requires that an organization develop an access strategy, which is a well-conceived approach to connecting information supply with information demand that supports the inevitably increasing complexity on both ends of the equation.

      Access infrastructure, a common interface between information supply and demand, is the embodiment of an access strategy and the foundation of an on-demand enterprise. Access infrastructure is a category of enterprise software that works with application infrastructure – software used to create, operate, integrate and manage application systems – and includes a wide array of capabilities including:

•	Device and network services. Allows easy access over virtually any trusted or non-trusted network and device.

•	Information aggregation and personalization. Provides central control over the user access experience and ensures that accessed information is organized, productive and relevant.

•	Access security and identity management. Ensures users are accurately identified and get access appropriate to their business role.

•	Application presentation and conferencing services. Enables shared and virtual access to any application infrastructure, from host-to-PC-to-Web-to-Web services-based.

•	User provisioning and usage measurement. Allows the efficient provisioning of access to new users and measurement of system utilization.

•	Service level management. Provides the observation capabilities to see how systems are performing to promised service levels.

      In short, a single, integrated and consistent access infrastructure for the enterprise:

•	Gives users secure, easy and instant access to enterprise applications, information, processes and people, from virtually anywhere, at anytime, using any device, over any connection.

•	Enables IT staffs to manage heterogeneity by centrally consolidating applications, simplifying their deployment, management, monitoring and measurement.

•	Ensures that only the right people have access to the right resources to protect the security of enterprise information assets.

The Citrix® MetaFrame® Access Suite Products

      Citrix access infrastructure is packaged and sold as the Citrix MetaFrame Access Suite, which enables organizations to provide a secure, single point of access to enterprise applications and information on demand. The MetaFrame Access Suite centralizes access to applications and information and enables IT staffs to deliver, manage, monitor and measure enterprise resources on demand. Citrix customers are able to run IT as a corporate computing utility, providing software as a service. This simplifies the complexity and reduces the costs of deploying and administering hundreds of heterogeneous applications and delivering them to users on demand virtually anywhere, anytime, to any device, over any connection.

      In the MetaFrame Access Suite, each component product solves a particular access challenge for an organization, while all of the products work together seamlessly to enable the on-demand enterprise.

•	Citrix® MetaFrame® Presentation Server for Windows. The foundation of the MetaFrame Access Suite, Citrix MetaFrame Presentation Server is one of the world’s most widely deployed presentation servers for centrally managing heterogeneous applications and delivering their functionality as a service to workers, wherever they may be. MetaFrame Presentation Server is certified to run on Microsoft® Windows® 2000 Server and Windows Server™ 2003, and supports virtually any custom or commercially packaged Windows or Web application. MetaFrame Presentation Server provides an exceptional foundation to build highly scalable, flexible, secure, manageable access solutions that reduce computing costs and increase the utility of any information system.

•	Citrix® MetaFrame® Presentation Server for UNIX®. With Citrix MetaFrame Presentation Server for UNIX, remote, mobile, and local users in heterogeneous environments can access UNIX and Java™ applications from any device, over any connection, and no longer need multiple desktops or software emulation packages. Citrix MetaFrame Presentation Server for UNIX supports Sun Microsystems’ Solaris™ SPARC 9, Sun Solaris Intel, Hewlett-Packard’s HP-UX®, and IBM’s AIX®, and now includes new features to extend performance, usability and security.

•	Citrix® MetaFrame® Secure Access Manager. Citrix MetaFrame Secure Access Manager provides secure, single-point access over the Web to any enterprise resource, including client/server, legacy, and Web applications, Internet and intranet sites, streaming media, documents, network file services, and XML-based Web services. With a powerful set of easy-to-use, wizard-driven configuration tools, IT administrators can enable organized, browser-based access to the IT infrastructure – configured for each user’s business needs, with secure connectivity over the Web.

•	Citrix® MetaFrame® Password Manager. Designed to work seamlessly with all products in the MetaFrame Access Suite, Citrix MetaFrame Password Manager provides password security and single sign-on access to Windows, Web, proprietary and host-based applications running in the MetaFrame Access Suite environment. Users authenticate once with a single password, and MetaFrame Password Manager does the rest, automatically logging into password-protected information systems, enforcing password policies, monitoring password-related events, and even automating end-user tasks, including password changes. MetaFrame Password Manager makes connecting to secure applications faster and more secure, and lowers the costs of support for IT organizations.

•	Citrix® MetaFrame® Conferencing Manager. Citrix MetaFrame Conferencing Manager adds intuitive application conferencing to MetaFrame Presentation Server and eliminates the geographical distance between team members, increases the productivity of meetings, and allows easy collaboration. Teams can now share application sessions, work together on document editing, and conduct online training regardless of the location of individual team members or the access devices or network connections they’re using.

      Collectively, these products accounted for approximately 63%, 69% and 76% of the Company’s net revenues in 2003, 2002 and 2001, respectively.

•	Citrix Subscription Advantage™. To provide customers with the easiest and most convenient way to keep their Citrix software current, the Company markets software under the Citrix Subscription Advantage brand for an additional fee. Citrix Subscription Advantage is the Company’s terminology for post-contract support (“PCS”). Citrix Subscription Advantage is an annual, renewable program that provides subscribers with automatic delivery of software upgrades, enhancements and maintenance releases when and if they become available during the term of their subscription. This product accounted for approximately 29%, 20% and 10% of the Company’s net revenues in 2003, 2002 and 2001, respectively.

      During February 2004, the Company acquired Expertcity.com, Inc. (“Expertcity”), a market leader in Web-based desktop access as well as a leader in Web-based training and customer assistance products. As a result of this acquisition, during 2004, Expercity will be integrated into the Company as the Citrix Online

Division, and the Company’s portfolio of access products will include the GoToMyPC® line of software services that provide secure, browser-based access to desktop PCs from virtually anywhere over the Web. In addition, the acquisition will add the GoToAssist™ software service, that will enable remote technical support for helpdesks and call centers, corporate training, product demonstrations and customer collaboration over the Web.

Citrix Services

      Citrix provides a portfolio of services designed to allow the Company’s end-customers and entities with which it has a technology relationship to maximize the value of Citrix access infrastructure software. These services are available as a feature of the Company’s business-development program and are available for additional fees to end-customers.

•	Citrix Consulting. The objective of Citrix Consulting is to help ensure the successful implementation of Citrix access infrastructure solutions. Tested methodologies, certified professionals and best practices developed from real-world experience allow Citrix Consulting to provide expert guidance and support to our partners and customers to maximize the effectiveness of their total application access strategy and access infrastructure environment.

•	Citrix Technical Support Services. To accommodate the unique ongoing support needs of customers, Citrix Technical Support Services are specifically designed to address the variety of challenges facing application server software environments. Citrix offers five support-level options, global coverage and personalized relationship management.

•	Product Training & Certification. A series of courses are designed to allow customers and channel members to learn new skills and effective strategies to help plan, implement and administer Citrix products. Students may attend courses at one of over 300 Citrix Authorized Learning Centers™ (“CALC“s) worldwide.

      Services revenue accounted for approximately 8% of the Company’s net revenues in 2003 and 2002 and 7% in 2001.

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

Citrix Customers

      Citrix’s primary target markets for its current products and services are large and medium-sized organizations in the commercial, government and education sectors. Currently, Citrix has more than 120,000 customers worldwide, including 100% of the Fortune 100, 99% of the Fortune 500 and 95% of the Financial

Times FT Europe 100. During 2003, Citrix’s enterprise customers included the U.S. Department of Health and Human Services, DaimlerChrysler AG, Target Corporation, Beverly Enterprises, Inc., IKEA International A/S and Cargill, among others.

      The Company’s software licenses are generally perpetual and are offered in both “shrink wrapped” and electronic-based forms. The Company distributes its software using various formats including traditional “boxed” packages for small projects and customers, and electronically downloaded formats for its large projects and customers.

      For medium to large-sized projects, which typically consist of large “multi-server” environments, the Company offers electronic volume-based licensing programs. These programs provide for enterprise customer license arrangements that allow usage of the Company’s products both on a department or enterprise-wide basis. These licenses include electronically delivered “software activation keys” that enable the feature configuration ordered by the customer. Depending on the license type and customer preference, the software media is delivered by a channel distributor or directly by the Company. The Company has invested, and continues to invest, in large-account relationship professionals, license fulfillment channels and entities with which we have service-oriented system integration relationships to assist larger customers with broader usage of the Company’s software infrastructure.

Technology Relationships

      The Company has entered into a number of technology relationships to develop customer markets for its products, broaden the use of the ICA protocol as an emerging industry standard technology for distributed Windows and non Windows applications and to accelerate the development of its existing and future product lines.

      Microsoft. Since its inception, the Company has had a number of license agreements with Microsoft, including licenses relating to Microsoft OS/2, Windows 3.x, Windows for Workgroups, Windows NT®, Windows CE and Internet Explorer. These agreements have provided the Company with access to certain Microsoft source and object code, technical support and other materials.

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

      In May 2002, the Company signed an agreement with Microsoft to provide the Company with access to Microsoft Windows Server source code for current and future Microsoft Server operating systems, including access to Windows Server 2003 and terminal services source code, during the three year term of the agreement. This agreement does not provide for payments to or from Microsoft.

      There can be no assurances that the Company’s agreements with Microsoft will be extended or renewed by Microsoft upon their respective expirations or that, if renewed or extended, such agreements will be on terms favorable to the Company. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Certain Factors Which May Affect Future Results.”

      Additional Relationships. As of December 31, 2003, the Company had entered into approximately 40 ICA license agreements. Currently, numerous devices incorporate Citrix ICA, ranging from Linux terminals to information appliances, such as wireless phones and handheld devices. ICA licensees include Wyse Technologies, Hewlett-Packard, Neoware, Fujitsu, and SAP AG, among others.

      In addition, the Citrix accessPARTNER network includes Citrix Alliance Partners™ , which are a coalition of industry-leading companies from across the IT spectrum who work with the Company to design and market complementary solutions for the Company and the customers of Citrix Alliance Partners. The Company’s existing alliance and channel programs, including the Citrix Business Alliance, are now included as part of the Citrix accessPARTNER network. For further information on the Citrix accessPARTNER network see “—Sales, Marketing and Support.” By the end of 2003, the number of Citrix Alliance Partners had grown to approximately 1,400 members, including hardware, software, global and regional consulting alliances. Citrix Alliance Partners include Microsoft, Dell, IBM, EMC2, Hewlett-Packard, Siebel Systems, PeopleSoft, SAP AG, Mercury Interactive, Fujitsu, Verizon Wireless, Sprint PCS, Sun Microsystems and Advanced Micro Devices.

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

      The Company believes that its software development team and core technologies represent a significant competitive advantage for the Company. Included in the software development team is a group focused on research activities that include prototyping ways to integrate emerging technologies and standards into the Company’s product offerings, such as emerging Web services technologies and Microsoft’s newest Windows Server technologies. Other groups within the software development team have expertise in XML-based software development, integration of acquired technology, multi-tier Web-based application development and deployment and secure sockets layers-based (“SSL”) secure access. The software development team also includes a number of key employees who were instrumental in the release of Microsoft’s Window’s NT 4.0 Terminal Server Edition, have expertise in current Microsoft and UNIX operating system environments (Solaris, AIX, HP-UX, and Linux), and were key members from the engineering team that developed the original version of OS/2 at IBM. During 2003, 2002 and 2001, the Company incurred research and development expenses of approximately $64.4 million, $68.9 million and, $67.7 million, respectively.

Sales, Marketing and Support

      The Company markets and licenses its products primarily through multiple channels worldwide, including value added resellers, channel distributors, system integrators (“SI“s) and independent software vendors (“ISV“s), managed by the Company’s worldwide sales force. The Company provides training and certification to integrators, value-added resellers and consultants for a full-range of MetaFrame-based application deployment and management solutions and services through its accessPARTNER network.

      As of December 31, 2003, the Company had relationships with approximately 100 distributors and approximately 5,100 Citrix Solution Advisors worldwide. A number of entities with which the Company has channel relationships provide additional end-customer sales channels for the Company’s products under either a Citrix brand or embedded in the licensee’s own software product. For information regarding entities with which the Company has technology relationships, including Citrix Alliance Partners, see “—Technology Relationships.”

      The Company regularly takes actions to improve the effectiveness of and strengthen its channel relationships, including eliminating non-performing partners, adding new partners with expertise in selling into new markets, and forming additional relationships with global and regional SIs and ISVs. In 2003, the Company particularly focused on streamlining and simplifying sales processes, improving channel incentive programs to reward solution-selling, and training. The Company combined its existing channel programs, including the Citrix Solutions Network™, into the Citrix accessPARTNER network, a single, global network that spans the solution advisors, SIs, value-added distributors, resellers, alliance partners, and certified education professionals who advise on, sell, implement and provide training for the Citrix MetaFrame Access Suite and related products and services. At the core of this community are Solution Advisors – value-added resellers who deliver strategic and successful access infrastructure solutions for customers. SIs and ISVs are becoming a more central part of Citrix’s strategy in the business and government markets. The SI program includes members such as IBM, HP, Computer Sciences Corporation, Electronic Data Systems Corporation, Schlumberger, Siemens and Northrop Grumman. The ISV program has a strong representation from targeted industry verticals such as healthcare, financial services and telecommunications. Members in the ISV program include Amdocs, Cerner, Dell, McKesson, Siemens Medical Health Solutions, Reynolds & Reynolds, ESRI and Ericsson.

      The Company’s sales and marketing organization actively supports its distributors and resellers. The Company’s sales organization consists of field-based systems sales engineers and corporate sales professionals. Additional sales personnel, based in North America, Europe, Africa, Asia, Australia and South America, support these field personnel. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” and Note 12 to the Company’s Notes to Consolidated Financial Statements for information regarding the Company’s geographic segments. These additional sales personnel recruit prospective customers, provide technical advice with respect to the Company’s products and work closely with key distributors and resellers of the Company’s products. During 2003 and 2002, the Company grew its end-customer sales force of sales professionals that work closely with medium and large enterprise customers to achieve the appropriate combination of relationships for licensing, integration and consulting to meet customers’ needs. These and other account penetration efforts are part of the Company’s strategy to increase the usage of Citrix software within the customer’s IT organization.

      The Company’s marketing department provides training, sales event support, sales collateral, advertising, direct mail and public relations coverage to its indirect channels to aid in market development and in attracting new customers. In 2003, the Company launched its first-ever, multi-million-dollar, worldwide advertising campaign. Beginning September 2003, and extending throughout 2004, this multi-media campaign combines CIO-targeted and customer-focused print, Web, billboard and radio advertisements to raise Citrix’s brand awareness using the CIOs of household-name customers to describe the benefits of becoming an on-demand enterprise with Citrix access infrastructure.

      The Company provides most of its distributors with stock balancing and price protection rights. These transactions are estimated and provided for at the time of sale as a reduction of revenue. Stock balancing rights permit distributors to return products to the Company, subject to ordering an equal dollar amount of other Citrix products. The Company is not obligated to accept product returns from its distributors under any other conditions, unless the product item is defective in manufacture. Product items returned to the Company under the stock-balancing program must be in new, unused and unopened condition. Price protection rights require that the Company grant retroactive price adjustments for inventories of Citrix products held by distributors or resellers if the Company lowers its prices for such products. In the event that the Company decides to reduce its prices, it will establish a reserve to cover exposure to distributor inventory. The Company has not reduced and has no current plans to reduce the prices of its products for inventory currently held by distributors or resellers. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” and Note 2 to the Company’s Notes to Consolidated Financial Statements for information regarding the Company’s revenue recognition policy.

      The majority of the Company’s service activities are related to post-sale technical support, pre- and post-sale consulting and product training services. Post-sale technical support is offered through Citrix-operated support centers located in the United States, Ireland, Tokyo and Australia. In most cases, the Company provides technical advice to channel distributors and entities with which the Company has a technology relationship, who act as the first line of technical assistance for end-customers. In some cases, end-customers can also choose from a Citrix-delivered fee-based support program ranging from one-time incident charges to an enterprise-level support agreement covering multiple sites and servers. In addition, the Company also provides free technical advice through on-line support systems, including its Web-based “Knowledge Center.” For pre- and post-sale consulting, Citrix Consulting, a consulting services organization, provides both exploratory and fee-based consulting services. These services include on-site systems design and implementation services targeted primarily at enterprise-level clients with complex IT environments. Citrix Consulting is also responsible for the development of best practice knowledge that is disseminated to businesses with which Citrix has a business relationship and end-customers through training and written documentation. Leveraging these best practices enables the Company’s integration resellers to provide more complex systems, reach new buyers within existing customer organizations and provide more sophisticated system proposals to prospective customers. Training services for business, end-customers and partners are provided through the Company’s

CALC program and eLearning. CALCs are staffed with instructors that have been certified by Citrix and teach their students using Citrix-developed courseware. Over 300 of the world’s leading IT training organizations are CALCs. eLearning is available through both CALCs and from Citrix’s website.

Operations

      The Company controls all purchasing, inventory, scheduling, order processing and accounting functions related to its operations. Production, warehousing and shipping are performed internally in the United States and by independent contractors on a purchase order basis in Ireland, depending upon the customer’s geographic market. Master software CD-ROMs, development of user manuals, packaging designs, initial product quality control and testing are performed at the Company’s facilities. In some cases, independent contractors duplicate CD-ROMs, print documentation, and package and assemble product to the Company’s specifications. To date, the Company has not experienced any material difficulties or delays in the manufacture and assembly of its products. Internal manufacturing capabilities and independent contractors provide a redundant source of manufacture and assembly.

      The Company generally ships products upon receipt of an order. As a result, the Company does not have significant backlog at any given time, and does not consider backlog to be a significant indicator of future performance.

Competition

      As the markets for the Company’s products continue to develop, additional companies, including Microsoft and other companies with significant market presence in the computer hardware, software and networking industries could enter the markets in which the Company competes and further intensify competition.

      In addition, alternative products for secure, remote access in the Internet software and hardware markets directly and indirectly compete with the Company’s current products and anticipated future product offerings. Existing or new products that extend Internet software and hardware to provide Web-based information and application access or interactive computing can materially impact the Company’s ability to sell its products in this market. The Company’s competitors in this market include Microsoft, Oracle, Sun Microsystems, Cisco, and other makers of secure remote access solutions.

      See “— Technology Relationships” and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations — Certain Factors Which May Affect Future Results.” The announcement of the release, and the actual release, of products competitive to the Company’s existing and future product lines, could cause existing and potential customers of the Company to postpone or cancel plans to license certain of its existing and future product offerings, which would adversely impact the Company’s business, results of operations and financial condition.

Proprietary Technology

      The Company’s success is dependent upon certain proprietary technologies and core intellectual property. The Company has been awarded a number of domestic and foreign patents and has a number of pending patent applications in the United States and foreign countries. The Company’s technology is also protected under copyright laws. Additionally, the Company relies on trade secret protection and confidentiality and proprietary information agreements to protect its proprietary technology. The Company has trademarks or registered trademarks in the United States and other countries, including Citrix®, ICA®, MetaFrame®, MetaFrameXP®, GoToMyPC®, GoToAssist® and the Citrix® logo.

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

Available Information

      The Company’s Internet address is http://www.citrix.com. The Company makes available, free of charge, on or through the Company’s Internet website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements on Form DEF 14A and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

Employees

      As of December 31, 2003, the Company had 1,885 employees. The Company believes its relations with employees are good. The Company’s relations with employees are governed by labor regulations in certain countries.

ITEM 2.  PROPERTIES

      The Company’s corporate offices are located in Fort Lauderdale, Florida. The Company’s corporate offices include leased and subleased office space totaling approximately 454,000 square feet. In addition, the Company leases approximately 67,000 square feet of office space in other locations in the United States and Canada.

      The Company leases and subleases a total of approximately 220,000 square feet of office space in various other facilities in Europe, Latin America and the Asia Pacific region. In addition, the Company owns land and buildings in the United Kingdom with approximately 48,000 square feet of office space.

ITEM 3.  LEGAL PROCEEDINGS

      The Company is a defendant in various litigation matters generally arising out of the normal course of business. Although it is difficult to predict the ultimate outcome of these cases, management believes, based on discussions with counsel, that any ultimate liability would not materially affect the Company’s business, financial position, result of operations or cash flows.

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

	High	Low

Year Ended December 31, 2004:
First quarter (through March 5, 2004)	$22.72	$19.26
Year Ended December 31, 2003:
Fourth quarter	$26.94	$21.16
Third quarter	$24.50	$16.93
Second quarter	$23.26	$13.30
First quarter	$14.76	$10.98
Year Ended December 31, 2002:
Fourth quarter	$13.33	$5.87
Third quarter	$6.52	$5.00
Second quarter	$17.39	$5.51
First quarter	$23.98	$13.50

      On March 5, 2004 the last reported sale price of the Common Stock on The Nasdaq National Market was $20.03 per share. As of March 5, 2004, there were approximately 1,293 holders of record of the Common Stock.

      The Company currently intends to retain any earnings for use in its business, for investment in acquisitions and to repurchase shares of its Common Stock. The Company does not currently anticipate paying any cash dividends on its capital stock in the foreseeable future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

      The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,

	2003	2002	2001	2000	1999

	(In thousands, except per share data)
Consolidated Statements of Income Data:
Net revenues	$588,625	$527,448	$591,629	$470,446	$403,285
Cost of revenues (excluding amortization, presented separately below)	20,036	19,030	29,848	29,054	14,579

Gross margin	568,589	508,418	561,781	441,392	388,706
Operating expenses:
Research and development	64,443	68,923	67,699	50,622	37,363
Sales, marketing and support	252,749	235,393	224,108	180,384	121,302
General and administrative	85,672	88,946	85,212	58,685	37,757
Amortization of intangible assets(a)	11,336	11,296	48,831	30,395	18,480
In-process research and development	—	—	2,580	—	2,300
Write-down of technology(b)	—	—	—	9,081	—

Total operating expenses	414,200	404,558	428,430	329,167	217,202

Income from operations	154,389	103,860	133,351	112,225	171,504
Interest income	21,120	30,943	42,006	41,313	25,302
Interest expense	(18,280)	(18,163)	(20,553)	(17,099)	(12,532)
Other income (expense), net	3,458	(3,483)	(2,253)	(1,422)	(1,549)

Income before income taxes	160,687	113,157	152,551	135,017	182,725
Income taxes	33,744	19,237	47,291	40,505	65,781

Net income	$126,943	$93,920	$105,260	$94,512	$116,944

Diluted earnings per share(c)	$0.74	$0.52	$0.54	$0.47	$0.61

Diluted weighted-average shares outstanding(c)(d)	171,447	179,359	194,498	199,731	192,566

	December 31,

	2003	2002	2001	2000	1999

	(In thousands)
Consolidated Balance Sheet Data:
Working capital	$183,481	$186,410	$153,554	$427,344	$433,249
Total assets	1,344,939	1,161,531	1,208,230	1,112,573	1,037,857
Current portion of long-term debt	351,423	—	—	—	—
Long term debt, capital lease obligations, put warrants and common stock subject to repurchase	—	350,024	362,768	346,229	313,940
Stockholders’ equity	706,798	614,590	647,330	592,875	533,070

(a)	On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. Pursuant to SFAS No. 142, the Company ceased amortizing goodwill. See Note 2 to the Company’s Consolidated Financial Statements.

(b)	During 2000, the Company recorded impairment write-downs of previously acquired core technology of $9.1 million.

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

(d)	Pursuant to the Company’s stock repurchase programs, the effect on the calculation of weighted-average shares outstanding from repurchase activities was 5.4 million, 8.2 million, 3.2 million and 0.8 million in 2003, 2002, 2001 and 2000, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

      We develop, market, license and support access infrastructure software and services that enable effective and efficient enterprise-wide deployment, management and access of applications and information, including those designed for Microsoft Windows operating systems, for UNIX operating systems, such as Sun Solaris, HP-UX or IBM-AIX, and for Web-based information systems, as well as Web-based desktop access. Our MetaFrame products permit organizations to provide access to Windows based, Web-based, and UNIX applications regardless of a user’s location, network connection or type of client hardware platforms. We market and license our products primarily through multiple channels such as value-added resellers, channel distributors, system integrators and independent software vendors, managed by our worldwide sales force. We also promote our products through relationships with a wide variety of industry participants, including Microsoft Corporation.

Acquisitions

Expertcity

      On December 18, 2003, we entered into a merger agreement with Expertcity.com, Inc. (“Expertcity”), a market leader in Web-based desktop access as well as a leader in Web-based training and customer assistance products. On February 27, 2004, we acquired all of the issued and outstanding capital stock of Expertcity from its stockholders by means of a merger of Expertcity and a wholly-owned subsidiary of ours with Expertcity continuing as the surviving corporation. Subsequently, Expertcity was merged into Citrix Online LLC, our wholly-owned limited liability company. The results of operations of Expertcity will be included in our results of operations beginning after February 27, 2004. We intend to continue Expertcity’s business operations utilizing its assets and staff. The terms of the merger and the consideration received by Expertcity’s stockholders were the result of arm’s-length negotiations between Expertcity and us. Prior to the merger, neither Expertcity nor its stockholders had any material relationship with us, our subsidiaries or any of our affiliates, officers or directors or any associate of any of our officers or directors.

      The consideration for this transaction was approximately $231 million, comprised of approximately $112.6 million in cash and approximately 5.6 million shares of our common stock valued at approximately $118.4 million. The merger agreement provides for additional purchase price consideration of up to approximately 0.6 million shares of our common stock to be issued to Expertcity stockholders in the event certain revenue and other financial milestones are achieved by the Expertcity business in 2004. For purposes of calculating the number of shares of our common stock issued to the Expertcity stockholders, the merger agreement provides that shares of our common stock issued as initial consideration or as additional purchase price consideration be valued on the average closing price of our common stock for ten consecutive trading days ending two trading days prior to the closing of the merger, or approximately $20.12 per share. Additional purchase price consideration earned by the Expertcity stockholders, if any, will be calculated by dividing the amount earned pursuant to the merger agreement up to a maximum of $12.0 million by approximately $20.12 per share. The fair value of the shares issued as additional purchase price consideration, if any, will be based on the market value of our common stock at the date that the shares are earned. In addition to the purchase price, there were direct transaction costs associated with the merger of approximately $4.0 million. Additional purchase price payments, if any, and direct transaction costs associated with the merger are expected to be recorded to goodwill. The sources of funds for consideration paid in this transaction consisted of available cash and investments and our authorized common stock.

      Independent valuation specialists are conducting a valuation in order to assist us in determining the fair values of a significant portion of Expertcity’s net assets. The work being performed by the independent valuation specialists was considered in our preliminary allocation of the purchase price summarized below.

      Under the purchase method of accounting, the total estimated purchase price was allocated to Expertcity’s net tangible and intangible assets based on their estimated fair values as of the date of the completion of the acquisition. Due to the preliminary nature of the allocation, amounts may be adjusted when the valuation is finalized, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. The estimated purchase price is preliminarily allocated as follows (in thousands):

	Preliminary
	Purchase Price	Asset
	Allocation	Life

Net assets acquired	$4,000	N/A
Intangible assets	49,000	2-7 years
Purchased in-process research and development	20,000	Expected to be expensed in 2004
Goodwill	162,000	Indefinite

Total purchase consideration, including direct transaction costs	$235,000

      Net assets acquired from Expertcity consisted mainly of cash and investments, accounts receivable, deferred revenues and other current liabilities.

      The fair values used in the preliminary purchase price allocation were based on estimated discounted future cash flows, royalty rates and historical data, among other information. The estimated purchased in-process research and development is expected to be expensed immediately upon the closing of the merger in accordance with Financial Accounting Standards Board, or FASB, interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method due to the fact that it pertains to technology that was not currently technologically feasible, meaning it had not reached the working model stage, did not contain all of the major functions planned for the product, was not ready for initial customer testing and had no alternative future use.

      We expect to record approximately $162 million of goodwill resulting from the acquisition, which will not be deductible for tax purposes.

Acquisitions Prior to 2003

      In April 2001, we acquired Sequoia Software Corporation for $182.6 million in cash. Sequoia provided XML-based portal software. The Sequoia technology is a core component of our MetaFrame Secure Access Manager software.

      In February 2000, we acquired all of the operating assets of Innovex Group, Inc. for approximately $47.8 million. On the date of the acquisition, we paid approximately $28.9 million in cash, including closing costs. Under the terms of the acquisition agreement, we were required to pay the remaining purchase price, plus interest, if certain events occurred. During 2001, these events occurred and, as a result, we paid the remaining purchase price and the associated interest of $10.5 million in cash in August 2001 and $10.7 million in cash in February 2002. We have no remaining contingent obligations related to this acquisition.

      We accounted for the Sequoia and Innovex acquisitions under the purchase method of accounting in accordance with Accounting Principles Board, or APB, Opinion No. 16, Accounting for Business Combinations. We allocated the cost of the acquisitions to the assets acquired and the liabilities assumed based on their estimated fair values. In the Sequoia acquisition, a portion of the acquired intangible assets were related to research and development that had not reached technological feasibility and for which there was no alternative future use.

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

      We believe that the accounting policies described below are critical to understanding our business, results of operations and financial condition because they involve more significant judgments and estimates used in the preparation of our consolidated financial statements. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact our consolidated financial statements. We have discussed the development, selection and application of our critical accounting policies with the audit committee of our board of directors, and our audit committee has reviewed our disclosure relating to our critical accounting policies in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

      We sell most of our software products bundled with an initial subscription for software license updates that provide the end-user with free enhancements and upgrades to the licensed product on a when and if available basis. Customers may also elect to purchase technical support, product training or consulting services. We allocate revenue to software license updates and any other undelivered elements of the arrangement based on vendor specific objective evidence, or VSOE, of fair value of each element and such amounts are deferred until the applicable delivery criteria and other revenue recognition criteria described above have been met. The balance of the revenue, net of any discounts inherent in the arrangement, is allocated to the delivered software product using the residual method and recognized at the outset of the arrangement as the software licenses are delivered. If we cannot objectively determine the fair value of each undelivered element based on VSOE, we defer revenue recognition until all elements are delivered, all services have been performed, or until fair value can be objectively determined. We must apply judgment in determining all elements of the arrangement and in determining the VSOE of fair value for each element, considering the price charged for each product or applicable renewal rates for software license updates.

      In the normal course of business, we do not permit product returns, but we do provide most of our distributors and value added resellers with stock balancing and price protection rights. Stock balancing rights permit distributors to return products to us, subject to ordering an equal dollar amount of our other products. Price protection rights require that we grant retroactive price adjustments for inventories of our products held by distributors or resellers if we lower our prices for such products. We establish provisions for estimated returns for stock balancing and price protection rights, as well as other sales allowances, concurrently with the recognition of revenue. The provisions are established based upon consideration of a variety of factors, including, among other things, recent and historical return rates for both specific products and distributors, estimated distributor inventory levels by product, the impact of any new product releases and projected economic conditions. Actual product returns for stock balancing and price protection provisions incurred are, however, dependent upon future events, including the amount of stock balancing activity by our distributors and the level of distributor inventories at the time of any price adjustments. We continually monitor the factors that influence the pricing of our products and distributor inventory levels and make adjustments to these provisions when we believe actual returns and other allowances could differ from established reserves. Our ability to recognize revenue upon shipment to our distributors is predicated on our ability to reliably estimate future stock balancing returns. If actual experience or changes in market condition impairs our ability to estimate returns, we would be required to defer the recognition of revenue until the delivery of the product to the end-user. Allowances for estimated product returns amounted to approximately $3.0 million at December 31, 2003 and $10.5 million at December 31, 2002. The decrease in allowances for estimated product returns is a reflection of the decrease in stock rotation experience primarily due to a reduction in packaged product inventory held by our distributors resulting from an increase in enterprise customer license arrangements, which are typically delivered electronically. We have not reduced and have no current plans to reduce our prices for inventory currently held by distributors or resellers. Accordingly, there were no reserves required for price protection at December 31, 2003 or December 31, 2002. We record estimated reductions to revenue for customer programs and incentive offerings including volume-based incentives. If market conditions were to decline, we could take actions to increase our customer incentive offerings, which could result in an incremental reduction to our revenue at the time the incentive is offered.

      Core and Product Technology Assets. We review acquired core and product technology assets for impairment on a periodic basis by comparing the estimated net realizable value to the unamortized cost of the technology. The core and product technology assets acquired in our Sequoia acquisition form the basis for our MetaFrame Secure Access Manager product. The recoverability of this technology is primarily dependent upon our ability to commercialize this product. The estimated net realizable value of the purchased Sequoia technology is based on the estimated undiscounted future cash flows associated with our MetaFrame Secure Access Manager. Our revenues are forecasted based on historical sales, data received from rate projections on our installed customer base and estimates from our sales channels and end-customer sales force. Our assumptions about future revenues and expenses require significant judgment associated with the forecast of MetaFrame Secure Access Manager. Actual revenues and costs could vary significantly from these forecasted amounts. As of December 31, 2003, we estimated that the net realizable value of these core and product technology assets is greater than the $14.9 million unamortized cost of these assets. If these products are not ultimately accepted by our customers, and there is no alternative future use for this technology, we could determine that some or all of the remaining $14.9 million carrying value of the related core and product technology assets are impaired. In the event of impairment, we would be required to incur a charge to earnings that could have a material adverse effect on our results of operations. On February 27, 2004 we acquired Expertcity, which is expected to result in additional core and product technology assets during the first quarter of 2004. For more information see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Acquisitions.”

      Goodwill. At December 31, 2003, we had $152.4 million in indefinite lived goodwill primarily related to our acquisition of Sequoia. We operate in a single market consisting of the design, development, marketing and support of access infrastructure software and services for enterprise applications. Our revenues are derived from sales in the Americas, Europe, the Middle East and Africa, or EMEA, and Asia-Pacific regions. These three geographic regions constitute our reportable segments. See note 12 to our consolidated financial statements for additional information regarding our geographic segments. We evaluate goodwill along these geographic segments, which represent our reporting units. Substantially all of our goodwill at December 31, 2003 was associated with our Americas reportable segment.

      On January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets. As a result of adopting SFAS No. 142, our goodwill is no longer amortized but is subject to an annual impairment test. In accordance with SFAS No. 142, we ceased amortizing goodwill with a net book value at January 1, 2002 of $152.4 million, including $10.1 million of acquired workforce previously classified as purchased intangible assets. Excluding goodwill, we have no intangible assets deemed to have indefinite lives.

      We use judgment in assessing goodwill for impairment. Goodwill is reviewed for impairment annually, or sooner if events or changes in circumstances indicate that the carrying amount could exceed fair value. Fair values are based on discounted cash flows using a discount rate determined by our management to be consistent with industry discount rates and the risks inherent in our current business model. In accordance with SFAS No. 142, we completed the required impairment tests of goodwill at the date of adoption and annually as required. There were no impairment charges recorded as a result of the adoption of SFAS No. 142 or annual impairment tests. Due to uncertain market conditions and potential changes in our strategy and product portfolio, it is possible that the forecasts we use to support our goodwill could change in the future, which could result in non-cash charges that would adversely affect our results of operations and financial condition.

      On February 27, 2004 we acquired Expertcity, which is expected to result in additional goodwill during the first quarter of 2004. For more information concerning the acquisition of Expertcity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Acquisitions.”

      Current and Deferred Tax Assets. We are required to estimate our income taxes in each of the jurisdictions in which we operate as part of the process of preparing our consolidated financial statements. At December 31, 2003, the Company has $54.7 million in net deferred tax assets. SFAS No. 109, Accounting for Income Taxes, requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is not more likely than not that some portion or all of the deferred tax assets will be realized. Management reviews deferred tax assets periodically for recoverability and makes estimates and judgments regarding the expected geographic sources of taxable income, gains from investments, as well as tax planning strategies in assessing the need for a valuation allowance. We determined that a valuation allowance of approximately $2.1 million relating to foreign tax credit carryovers was necessary to reduce our deferred tax assets to the amount that will more likely than not be realized. If the estimates and assumptions used in our determination change in the future, we could be required to revise our estimates of the valuation allowances against our deferred tax assets and adjust our provisions for additional income taxes. In the ordinary course of global business, there are transactions for which the ultimate tax outcome is uncertain, thus judgment is required in determining the worldwide provision for income taxes. We provide for income taxes on transactions based on our estimate of the probable liability. We adjust our provision as appropriate for changes that impact our underlying judgments. Changes that impact provision estimates include such items as jurisdictional interpretations on tax filing positions based on the results of tax audits and general tax authority rulings. Due to the evolving nature of tax rules combined with the large number of jurisdictions in which we operate, it is possible that our estimates of our tax liability and the realizability of our deferred tax assets could change in the future, which may result in additional tax liabilities and adversely affect our results of operations, financial condition and cash flows.

Stock-based Compensation Disclosures

      Our stock option program is a broad based, long-term retention program that is intended to attract and reward talented employees and align stockholder and employee interests. The number and frequency of stock option grants are based on competitive practices, our operating results, the number of options available for grant under our shareholder approved plans, and other factors. All employees are eligible to participate in the stock option program.

      As of December 31, 2003, we had four stock-based compensation plans. We grant stock options for a fixed number of shares to employees with an exercise price equal to or above the market value of the shares at the date of grant. As discussed in note 2 to our consolidated financial statements, we apply the intrinsic value method under APB Opinion No. 25 and related interpretations in accounting for our plans. Accordingly, no compensation cost has been recognized for our fixed stock plans and our stock purchase plan. However, the impact on our consolidated financial statements from the use of options is reflected in the calculation of earnings per share in the form of dilution.

      The following table (in thousands, except option price) provides information as of December 31, 2003 about the securities authorized for issuance to our employees and directors under our fixed stock compensation plans, consisting of our Amended and Restated 1995 Stock Plan, the Third Amended and Restated 1995

Employee Stock Purchase Plan, the Amended and Restated 1995 Non-Employee Director Option Plan and the Second Amended and Restated 2000 Director and Officer Stock Option and Incentive Plan:

	(A)	(B)	(C)

Number of securities
remaining available for
	Number of securities	Weighted-average	future issuance under
	to be issued upon	exercise price of	equity compensation
	exercise of	outstanding	plans (excluding
	outstanding options,	options, warrants	securities reflected in
Plan	warrants and rights	and rights	column (A))

Equity compensation plans approved by security holders	38,222	$24.56	37,025
Equity compensation plans not approved by security holders	—	—	—

Total	38,222	$24.56	37,025

      The following table provides information about stock options granted for 2003 and 2002 for employees, non-employee directors and for certain executive officers. The stock option data for listed officers relates to our Named Executive Officers. The “Named Executive Officers” for the year ended December 31, 2003, consist of our chief executive officer, the four other most highly compensated executive officers who earned total annual salary and bonus in excess of $100,000 in 2003 and one other individual that would have qualified, except that she was not an executive officer at December 31, 2003. For further information on 2003 Named Executive Officers, see our 2003 proxy statement that will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2003. For 2002, the “Named Executive Officers” consist of our chief executive officer and the four other most highly compensated executive officers that earned total annual salary and bonus in excess of $100,000 in 2002. The 2002 Named Executive Officers are identified in our 2002 Proxy Statement dated April 4, 2003. Named Executive officers for both years presented were employees as of the respective year end.

	Year ended December 31,

	2003	2002

Net grants to all employees, non-employee directors and executive officers as a percent of outstanding shares(1)(2)	1.03%	1.17%

Grants to Named Executive Officers as a percent of outstanding shares(2)	0.24%	0.36%

Grants to Named Executive Officers as a percent of total options granted	6.89%	6.90%

Cumulative options held by Named Executive Officers as a percent of total options outstanding(3)	10.08%	9.48%

(1)	Net grants represent total options granted during the period net of options forfeited during the period.
(2)	Calculation is based on outstanding shares of common stock as of the beginning of the respective period.
(3)	Calculation is based on total options outstanding as of the end of the respective period.

      The following table presents our option activity from December 31, 2001 through December 31, 2003 (in thousands, except weighted-average exercise price). Some amounts may not add due to rounding.

		Options Outstanding

			Weighted
	Options Available	Number of	Average
	for Grant	Shares	Exercise Price

Balance at December 31, 2001	21,991	39,596	$28.92
Granted at market value	(9,275)	9,275	9.98
Granted above market value	(356)	356	17.92
Exercised	—	(551)	6.12
Forfeited/cancelled	7,455	(7,455)	30.86
Additional shares reserved	10,186	N/A	N/A

Balance at December 31, 2002	30,001	41,221	24.51

Granted at market value	(5,575)	5,575	16.19
Granted above market value	(349)	349	12.00
Exercised	—	(4,723)	11.64
Forfeited/cancelled	4,199	(4,199)	28.14
Reduction in plan shares (1)	(500)	N/A	N/A
Additional shares reserved	9,249	N/A	N/A

Balance at December 31, 2003	37,025	38,222	24.56

(1)	The number of shares reserved for issuance under our Amended and Restated 2000 Director and Officer Stock Option and Incentive Plan was reduced by 500,000 shares pursuant to an amendment to such option plan authorized by our Board of Directors on May 15, 2003.

      A summary of our in-the-money and out-of-the-money option information as of December 31, 2003 is as follows (in thousands, except weighted average exercise price). Out-of-the-money options are those options with an exercise price equal to or above the closing price of $21.16 per share for our common stock at December 31, 2003.

	Exercisable		Unexercisable		Total

				Weighted		Weighted
		Weighted		Average		Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

In-the-money	9,889	$14.26	10,408	$12.52	20,297	$13.37
Out-of-the-money	15,155	38.22	2,770	31.84	17,925	37.23

Total options outstanding	25,044	28.76	13,178	16.58	38,222	24.56

      The following table provides information with regard to our stock option grants during 2003 to the 2003 Named Executive Officers:

	Individual Grants(1)

	Number of Securities
	Underlying Options	Exercise Price	Expiration
	Granted (#)	($/share)	Date

Mark Templeton	37,500	$12.00	March 3, 2013
	37,500	$18.05	July 31, 2013
John Burris	17,500	$12.00	March 3, 2013
	17,500	$18.05	July 31, 2013
Robert Kruger	17,500	$12.00	March 3, 2013
	17,500	$18.05	July 31, 2013
Kate Hutchison	15,000	$12.00	March 3, 2013
	16,000	$18.05	July 31, 2013
Stefan Sjostrom	16,000	$12.00	March 3, 2013
	16,000	$18.05	July 31, 2013
David Henshall	200,000	$14.36	April 14, 2013

(1)	These options vest over four years at a rate of 25% of the shares underlying the option one year from the date of the grant and at a rate of 2.08% monthly thereafter.

      The following table presents certain information regarding option exercises for 2003 and outstanding options held by 2003 Named Executive Officers as of December 31, 2003:

			Number of Securities		Values of Unexercised In-
			Underlying Unexercised		the-Money Options at
	Shares Acquired on	Value	Options at December 31, 2003		December 31, 2003 ($)
	Exercise (#)	Realized ($)(1)	Exercisable/Unexercisable		Exercisable/Unexercisable(2)

Mark Templeton	—	—	1,905,562/	221,938	$4,760,970/	$1,461,905
John Burris	—	—	407,152/	128,598	$534,086/	$ 950,886
Robert Kruger	7,075	$107,343	209,991/	194,601	$372,176/	$ 945,688
Kate Hutchison	—	—	56,250/	199,750	$470,250/	$1,597,910
Stefan Sjostrom	—	—	174,474/	152,776	$295,290/	$ 718,621
David Henshall	—	—	—/	200,000	— /	$1,360,000

(1)	The amounts disclosed in this column were calculated based on the difference between the fair market value of our common stock on the date of exercise and the exercise price of the options in accordance with regulations promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and do not reflect amounts actually received by the named officers.
(2)	Value is based on the difference between the option exercise price and the fair market value at December 31, 2003 ($21.16 per share), multiplied by the number of shares underlying the option.

      For further information regarding our stock option plans, see note 6 to our consolidated financial statements.

      The following discussion relating to the individual financial statement captions, our overall financial performance, operations and financial position should be read in conjunction with the factors and events described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Factors Which May Affect Future Results,” which could impact our future performance and financial position.

Results of Operations

      The following table sets forth our consolidated statements of income data and presentation of that data as a percentage of change from period-to-period.

	Year Ended December 31,			2003	2002
				Compared to	Compared to
	2003	2002	2001	2002	2001

Revenues:
Software licenses	$374,403	$363,145	$450,770	3.1%	(19.4)%
Software license updates	168,793	105,682	60,377	59.7	75.0
Services	45,429	44,539	40,652	2.0	9.6
Other	—	14,082	39,830	(100.0)	(64.6)

Total net revenues	588,625	527,448	591,629	11.6	(10.8)
Cost of revenues (excluding amortization, presented separately below)	20,036	19,030	29,848	5.3	(36.2)

Gross margin	568,589	508,418	561,781	11.8	(9.5)
Operating expenses:
Research and development	64,443	68,923	67,699	(6.5)	1.8
Sales, marketing and support	252,749	235,393	224,108	7.4	5.0
General and administrative	85,672	88,946	85,212	(3.7)	4.4
Amortization of intangible assets	11,336	11,296	48,831	0.4	(76.9)
In-process research and development	—	—	2,580	*	*

Total operating expenses	414,200	404,558	428,430	2.4	(5.6)

Income from operations	154,389	103,860	133,351	48.7	(22.1)
Interest income	21,120	30,943	42,006	(31.7)	(26.3)
Interest expense	(18,280)	(18,163)	(20,553)	0.6	(11.6)
Other income (expense), net	3,458	(3,483)	(2,253)	199.3	(54.6)

Income before income taxes	160,687	113,157	152,551	42.0	(25.8)
Income taxes	33,744	19,237	47,291	75.4	(59.3)

Net income	$126,943	$93,920	$105,260	35.2	(10.8)

*	not meaningful.

      Net Revenues. Our operations consist of the design, development, marketing and support of access infrastructure software and services that enable effective and efficient enterprise-wide deployment and management of applications and information.

      Net revenues include the following categories: Software Licenses, Software License Updates, Services, and Other. Software Licenses primarily represents fees related to the licensing of our MetaFrame products, additional user licenses and management products (such as load balancing and resource management products). These amounts are reflected net of sales allowances and provisions for stock balancing return rights. Software License Updates consists of fees related to our Subscription Advantage program (our terminology for PCS) that are recognized ratably over the term of the contract, which is typically 12 to 24 months. Subscription Advantage is an annual renewable program that provides subscribers with automatic delivery of software upgrades, enhancements and maintenance releases when and if they become available during the term of the subscription. Services consist primarily of technical support services revenue recognized ratably over the contract term, revenue from product training and certification, and consulting services revenue related to implementation of our software products, which are recognized as the services are provided. In May 1997, we entered into a five-year joint license, development and marketing agreement with the Microsoft Corporation, which expired in May 2002. Other represents the royalty fees recognized in connection with the Microsoft Development Agreement.

      The $61.2 million increase in net revenues during 2003 was due primarily to a significant increase in revenues from Software License Updates mainly due to the continued acceptance of our renewable Subscription Advantage program. To a lesser extent, the increase was due to an increase in Software Licenses, primarily of Citrix MetaFrame Presentation Server, particularly under enterprise customer license arrangements. Also, the increase over 2002 was partially due to weakness during 2002 in packaged product sales to our distributors and resellers, associated with a reduction in packaged product inventory held by our distributors and the overall weakness in IT spending during 2002. These increases were partially offset by a decrease in Other revenue associated with the expiration of the Microsoft Development Agreement in May 2002. We currently expect Software License Updates revenue to continue to increase as we invest in customer care teams and other programs to increase Subscription Advantage renewal rates in 2004. Also, we currently expect Subscription Advantage to continue to be of strategic importance to our business in 2004 because it fosters long-term customer relationships and gives us improved visibility and predictability due to the recurring nature of this revenue stream.

      The $64.2 million decrease in net revenues during 2002 compared to 2001 was due primarily to a decrease in Software Licenses due mainly to a decrease in revenue from MetaFrame Presentation Server. This resulted from a decrease in packaged product sales due to an overall weakness in IT spending and a reduction in packaged product inventory held by our distributors. The decrease in packaged product sales was partially offset by an increase in Software License Updates due to increased customer acceptance of our Subscription Advantage program. In addition, the decrease in net revenue also resulted from a significant decline in Other revenue due to the expiration of the Microsoft Development Agreement in May 2002.

      Deferred revenues, primarily related to Citrix Subscription Advantage and Services revenues, increased approximately $61.1 million compared to December 31, 2002. The significant increase was due primarily to increased renewals of Citrix Subscription Advantage, as well as an increase in enterprise customer license arrangements, which typically result in a greater portion of revenue being deferred. We currently expect Citrix Subscription Advantage renewals to continue to increase and as a result we currently expect deferred revenue to also increase in 2004.

      International and Segment Revenues. International revenues (sales outside of the United States) accounted for approximately 54.6% of our net revenues for the year ended December 31, 2003, 53.7% of our net revenues for the year ended December 31, 2002, and 48.0% of our net revenues for the year ended December 31, 2001.

      An analysis of our geographic segment net revenue as a percentage of net revenue is presented below:

	Year Ended December 31,			Revenue	Revenue
				Growth	Growth
	2003	2002	2001	2002 to 2003	2001 to 2002

Americas(1)	49.5%	48.4%	48.9%	14.1%	(11.6)%
EMEA(2)	41.4	39.7	36.6	16.4	(3.3)
Asia-Pacific	9.1	9.2	7.8	10.0	5.2
Other(3)	—	2.7	6.7	(100.0)	(64.6)

Consolidated net revenues	100.0%	100.0%	100.0%	11.6	(10.8)

(1)	Our Americas segment is comprised of the United States, Canada and Latin America.
(2)	Defined as Europe, Middle East and Africa.
(3)	Represents royalty fees in connection with the Microsoft Development Agreement, which expired during May 2002.

      With respect to our geographic segment revenues, the increase in net revenues during 2003 as compared to 2002, was due primarily to the factors mentioned above across all geographic segments. The decrease in net revenues during 2002 as compared to 2001 was due primarily to the factors mentioned above, particularly in Europe and the United States. For additional information on international revenues, please refer to note 12 to our consolidated financial statements.

      Cost of Revenues. Cost of revenues consisted primarily of the cost of royalties, product media and duplication, manuals, packaging materials and shipping expense. Cost of revenues also consisted of compensation and other personnel-related costs of generating services revenues. Our cost of revenues excludes amortization of core technology, which is shown as a component of amortization expense in our accompanying consolidated statements of income. Cost of revenues for 2003 remained relatively unchanged compared to 2002. During 2001, we implemented a new enterprise resource planning system. As a result of this implementation, we have an enhanced ability to obtain information regarding personnel-related costs of generating services revenues. The $10.8 million decrease in the cost of revenues for 2002 as compared to 2001, is primarily attributable to our ability to identify certain non-revenue generating services expenses and classify such costs as operating expenses. Enterprise customer license arrangements are typically fulfilled with a nominal level of product media and the licenses are delivered electronically. The cost of fulfilling such sales is less than traditional packaged product sales, thereby reducing costs of revenues as a percentage of revenue. During 2004, certain royalty agreements are expected to expire. Although these expirations are expected to reduce certain costs of royalties, cost of revenues will fluctuate from time to time based on a number of factors discussed above.

      Gross Margin. Gross margin as a percent of revenue was 96.6% for 2003, 96.4% for 2002 and 95.0% for 2001. The increase in gross margin as a percentage of net revenue from 2001 to 2002 was primarily due to the decrease in cost of revenues as discussed above. We currently anticipate that in the next 12 months, gross margin as a percentage of net revenues will remain relatively unchanged as compared with current levels. During 2004, certain royalty agreements are expected to expire; however, gross margin will fluctuate from time to time based on a number of factors attributable to the cost of revenues as discussed above.

      Operating Expenses. As further discussed below, during 2002 we reduced our worldwide workforce by approximately 10% (approximately 200 employees) and consolidated certain functions from our Salt Lake City, Utah and Columbia, Maryland facilities into our Fort Lauderdale, Florida facility. As a result of such actions, we incurred expenses of approximately $10.9 million, primarily for severance and related facility expenses, of which approximately $7.0 million were included in research and development expenses, $2.8 million were included in sales, marketing and support expenses and $1.1 million were included in general and administrative expenses.

      Our results of operations are subject to fluctuations in foreign currency exchange rates. In order to minimize adverse impacts on our operating results, we generally initiate our hedging of currency exchange risks one year in advance of anticipated foreign currency expenses. As a result of this policy, foreign currency denominated expenses will be higher or lower in the current year depending on the weakness or strength of the dollar in the prior year. Since the dollar was generally weak in 2003, particularly against the Euro and British pound sterling, we currently expect that operating expenses will be higher in 2004 but further dollar weakness in 2004 will not have a further material impact on our operating expenses until 2005.

      Research and Development Expenses. Research and development expenses consisted primarily of personnel-related costs. We expensed all development costs included in the research and development of software products and enhancements to existing products as incurred except for certain core technologies with alternative future use. Research and development expenses decreased approximately $4.5 million during 2003, primarily due to severance, relocation and reduced headcount costs and related facility charges associated with the consolidation of our Salt Lake City, Utah and Columbia, Maryland development teams into our remaining engineering facilities in Fort Lauderdale, Florida during 2002. These decreases were partially offset by an increase in costs for external consultants and developers.

      Research and development expenses increased approximately $1.2 million during 2002 primarily from an increase in staffing and associated salaries that primarily related to the Sequoia acquisition in the second quarter of 2001, additional costs for severance for the worldwide workforce reduction, and relocation and facility related charges associated with the consolidation of our Salt Lake City, Utah and Columbia, Maryland development teams into our remaining engineering facilities during 2002. These increases were partially offset by a reduction in costs for third party software, external consultants and developers and a decrease in personnel costs due to the worldwide workforce reduction.

      Sales, Marketing and Support Expenses. Sales, marketing and support expenses increased approximately $17.4 million during 2003 primarily due to increases in commissions and other variable compensation costs due to the achievement of targeted sales goals. In addition, to a lesser extent, there was an increase in marketing program costs resulting primarily from our launch of a worldwide brand awareness and advertising campaign. To a lesser extent the increase was due to increases in product training costs and distributor commissions associated with the increase in our software license updates. We currently expect sales, marketing and support expenses to increase as we continue our worldwide brand awareness and advertising campaign and invest in sales and marketing initiatives.

      Sales, marketing and support expenses increased approximately $11.3 million during 2002 primarily from additional end-customer sales personnel hired during 2001 and 2002 particularly for medium to large customers, an increase in staffing and associated salaries related to the Sequoia acquisition during 2001, and severance charges associated with our worldwide workforce reduction. To a lesser extent, the reallocation of certain non-revenue generating services expense from cost of revenues to operating expenses also contributed to the increase. The increase was partially offset by a reduction in marketing costs due to a refocus in marketing programs spending based on the current operating environment, and the reallocation of certain overhead expenses to other departments, primarily depreciation expense to certain general and administrative cost centers.

      General and Administrative Expenses. General and administrative expenses decreased approximately $3.3 million during 2003 due primarily to a decrease in depreciation expense resulting from asset maturities and the abandonment of certain leasehold improvements during 2002 and a decrease in our provision for doubtful accounts. These decreases were partially offset by an increase in incentive compensation resulting from the achievement of our financial targets and an increase in insurance costs.

      General and administrative expenses increased approximately $3.7 million during 2002 primarily from a reallocation of certain overhead expenses from other departments to general and administrative expenses, primarily depreciation expense from certain sales, marketing and support cost centers into certain general and administrative cost centers.

      Amortization of Intangible Assets. The $37.5 million decrease in amortization of intangible assets during 2002 was substantially due to the adoption of SFAS No. 142, which requires that we no longer amortize goodwill and intangible assets deemed to have indefinite lives but subject them to an annual impairment test. Other intangibles of $36.6 million at January 1, 2002 continue to be amortized over their useful lives. As of December 31, 2003, we had unamortized identified intangible assets with estimable useful lives in the net amount of $21.3 million. Amortization expense totaled $11.3 million during 2003 and 2002 and $48.8 million during 2001. We currently expect amortization expense to increase during 2004 as a result of our acquisition of Expertcity. For more information regarding the Expertcity acquisition see, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Acquisitions” and note 17 to our consolidated financial statements.

      In-Process Research and Development. In April 2001, we acquired Sequoia, for which $2.6 million of the purchase price was allocated to in-process research and development, or IPR&D. The amounts allocated to IPR&D had not yet reached technological feasibility, had no alternative future use and were written off at the time of the acquisition. There were no write-offs of IPR&D during 2003 and 2002. As a result of the Expertcity acquisition in February 2004, we allocated approximately $20 million to IPR&D that was written off at the closing of the acquisition. For more information regarding the acquisition, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Acquisitions” and note 17 to our consolidated financial statements.

      Interest Income. Interest income decreased approximately $9.8 million during 2003 and approximately $11.1 million during 2002 primarily due to decreases in interest rates. During 2002, we terminated an interest rate swap agreement with a notional amount of $174.6 million and in December 2002, we sold the investments underlying this swap agreement. As a result, the decrease in interest income during 2002 was partially offset by interest income of approximately $3.4 million recognized as a result of the termination of this interest rate swap and the hedging relationship. For more information see “–Liquidity and Capital Resources” and note 13 to our consolidated financial statements. During the first quarter of 2004, we currently expect to use cash of approximately $355.7 million for the redemption of our convertible subordinated debentures, and we paid approximately $112.6 million in cash for the Expertcity acquisition. Accordingly, we currently believe that our lower cash balances during 2004 will significantly reduce our interest income during 2004. For more information see “Management’s Discussion and Analysis of Financial Condition and Results of Operations Acquisitions” and “–Liquidity and Capital Resources” and note 17 to our consolidated financial statements.

      Interest Expense. Interest expense remained relatively unchanged during 2003 compared to 2002 and primarily represented non-cash interest accretion on our convertible subordinated debentures. The $2.4 million decrease in interest expense for 2002 as compared to 2001 was due primarily to interest expense incurred during 2001 on contingent payments associated with the Innovex acquisition. We currently expect interest expense to decrease substantially during 2004 due to the anticipated redemption of our convertible subordinated debentures. For more information see “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Acquisitions” and “ – Liquidity and Capital Resources” and note 17 to our consolidated financial statements.

      Other Income (Expense), Net. Other income (expense), net is primarily comprised of remeasurement and foreign currency transaction gains (losses), other-than-temporary declines in the value of our equity investments and realized gains (losses) on the sale of available-for-sale investments. The $6.9 million increase in other income (expense), net during 2003 compared to 2002 was due primarily to a decline in remeasurement and foreign currency transaction losses, as well as, realized gains on the sale of certain of our available-for-sale investments. The $1.2 million decrease in other income (expense), net for 2002 as compared to other income (expense), net in 2001 was the result of $2.1 million of losses from other-than-temporary declines in the fair value of certain of our equity investments and realized losses on the sale of available-for-sale securities, as well as approximately $1.1 million in remeasurement and foreign currency transaction losses. In March 2004, we expect to incur a charge of approximately $7.2 million for our remaining prepaid issuance costs as a result of the redemption of our convertible subordinated debentures. For more information on our convertible subordinated debentures see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity” and note 9 to our consolidated financial statements.

      Income Taxes. We maintain certain operational and administrative processes in overseas subsidiaries and our foreign earnings are taxed at lower foreign tax rates. We do not expect to remit earnings from our foreign subsidiaries. Our effective tax rate increased to 21% in 2003 from 17% in 2002 primarily due to an increase in annual taxable income in our geographic locations that are taxed at a higher rate. We currently expect our effective tax rate for 2004 to be approximately 22%; however our effective tax rate may fluctuate throughout 2004 based on a number of factors including variations in estimated taxable income in our geographic locations, completed and potential acquisitions and changes in statutory tax rates, among others.

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

Liquidity and Capital Resources

      During 2003, we generated positive operating cash flows of $255.4 million. These cash flows related primarily to net income of $126.9 million, adjusted for, among other things, tax benefits from the exercise of non-statutory stock options and disqualifying dispositions of incentive stock options of $10.3 million, non-cash charges, including depreciation and amortization expenses of $34.3 million, the accretion of original issue discount and amortization of financing costs on our convertible subordinated debentures of $18.2 million and an aggregate increase in cash flow from our operating assets and liabilities of $60.9 million, primarily resulting from an increase in deferred revenues due to the success of our Subscription Advantage program. Our investing activities provided $26.7 million of cash consisting primarily of the net proceeds, after reinvestment, from sales and maturities of investments of $40.7 million, partially offset by the expenditure of $11.1 million for the purchase of property and equipment. Our financing activities used cash of $65.5 million related primarily to the expenditure of $124.6 million for the stock repurchase program, partially offset by the proceeds received from employee stock compensation plans of $58.4 million.

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

Cash and Investments

      As of December 31, 2003, we had $898.3 million in cash and investments, including $359.3 million in cash and cash equivalents. In addition, we had $183.5 million in working capital at December 31, 2003. The $178.9 million increase in cash and investments as compared to December 31, 2002, is due primarily to positive cash flow from operations and stock option exercises, partially offset by common stock repurchases and capital expenditures. We generally invest our cash and cash equivalents in investment grade, highly liquid securities to allow for flexibility in the event of immediate cash needs. Our short and long-term investments, other than $0.3 million of equity investments, consist of interest bearing securities. For more information on our cash and investments balances see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Certain Factors that May Affect Future Results” and notes 4 and 13 to our consolidated financial statements.

      Included in short-term investments, we have two AAA-rated zero coupon corporate securities classified as held-to-maturity investments that are carried at the combined accreted value of approximately $192.5 million at December 31, 2003. These securities mature on March 22, 2004. We do not recognize changes in fair value of the held-to-maturity investment unless a decline in the fair value is other-than-temporary, in which case we would recognize a loss in earnings. There have been no losses associated with the corporate securities to date. At December 31, 2003, the fair value of the securities was $194.5 million and at December 31, 2002 the fair value of these securities was $180.2 million.

      In November 2001, we entered into an interest rate swap agreement with a notional amount of approximately $174.6 million. The interest rate swap agreement hedged a like amount of floating rate notes in our investment portfolio. Upon termination in 2002 of this interest rate swap agreement and the sale of the underlying investments, we received a cash payment of $9.2 million as settlement under the swap agreement, recognized the gain of approximately $2.4 million in accumulated other comprehensive income (loss), net of taxes.

Accounts Receivable, Net

      At December 31, 2003, we had approximately $87.5 million in accounts receivable, net of allowances. The increase in accounts receivable as compared to 2002 is primarily attributed to an increase in sales, particularly in the last month of the quarter and a decrease in the allowance for returns reflective of the decrease in stock rotation experience. We have experienced a decrease in stock rotation, primarily due to a reduction in packaged product inventory held by our distributors. Our provision for doubtful accounts also decreased as compared to 2002 due to account write-offs in 2003 of amounts specifically reserved in 2002.

From time to time, we could maintain individually significant accounts receivable balances from our distributors or customers, which are comprised of large business enterprises, governments and small and medium-sized businesses. If the financial condition of our distributors or customers deteriorates, our operating results could be adversely affected. During 2003 and 2002, no distributor or customer accounted for more than 10% of our accounts receivable. For more information regarding significant customers see note 12 to our consolidated financial statements.

Convertible Subordinated Debentures

      In March 1999, we sold $850 million principal amount at maturity of our zero coupon convertible subordinated debentures, due in March 2019, in a private placement. The debentures were priced with a yield to maturity of 5.25%. Our net proceeds were approximately $291.9 million, net of original issue discount and net of debt issuance costs of $9.6 million. Except under limited circumstances, we will pay no interest prior to maturity. The security holders can convert the debentures at any time on or before the maturity date at a conversion rate of 14.0612 shares of our common stock for each $1,000 principal amount at maturity of the debentures, subject to adjustment in certain events. We can redeem the debentures on or after March 22, 2004, and the holders of the debentures can require us to repurchase the debentures on fixed dates and at set redemption prices (equal to the issue price plus accrued original issue discount) beginning on March 22, 2004. Accordingly, we classified the debentures as a current liability on our consolidated balance sheet to reflect the amount that will be payable on demand within one year of the balance sheet date.

      In 2000, our board of directors approved a program authorizing us to spend up to $25 million to repurchase debentures in open market purchases. Additionally, in 2002 our board of directors granted us the additional authority to repurchase up to $100 million in debentures through private transactions, bringing our total repurchase authority up to $125 million. During 2002, we repurchased 76,000 units for approximately $29.9 million, which represents $76.0 million in principal amount at maturity. During 2002, we adopted SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections earlier than required, and therefore we recorded an operating gain of approximately $1.6 million during 2002 as a result of our debenture repurchases. The board of directors’ limited authorization to repurchase the debentures allows us to repurchase debentures when market conditions are favorable. There were no debenture repurchases during 2003.

      On February 19, 2004, we notified all holders of our debentures of our intent to call all of the outstanding debentures on March 22, 2004. As of the notice date, debentures in an aggregate principal amount of approximately $773.8 million were outstanding. The aggregate redemption price of the debentures will be approximately $355.7 million. We currently intend to use the proceeds from the maturity of our two AAA-rated zero coupon corporate securities classified as held-to-maturity investments that mature on March 22, 2004 to fund the majority of the aggregate redemption price. We believe that our cash on hand and the sale of certain of our available-for-sale investments will be sufficient to fund the balance of the aggregate redemption price. Additionally, at the date of redemption, we will incur a charge for the associated prepaid debt issuance costs of approximately $7.2 million, which will be reflected in other income (expense), net in March 2004. See “—Cash and Investments” above.

Stock Repurchase Program

      In April 1999, our board of directors authorized an ongoing stock repurchase program. During 2003, our board of directors authorized the repurchase of an additional $200 million under our stock repurchase program, increasing the total authority to $800 million, the objective of which is to manage actual and anticipated dilution. At December 31, 2003, approximately $163.9 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock.

      We are authorized to make open market purchases of our common stock using general corporate funds. Additionally, from time to time, we have entered into structured stock repurchase arrangements with large financial institutions using general corporate funds as part of our share repurchase program in order to lower our average cost to acquire shares. Some of these programs include terms that require us to make up front payments to the counter-party financial institution and result in the receipt of shares or a return of our payments at the maturity of the agreement, depending on market conditions. We have also sold put warrants that entitled the holder of each warrant to sell to us, generally by physical delivery, one share of our common stock at a specified price.

      The terms of certain put warrants and other repurchase transactions outstanding at December 31, 2002 required that put warrants and common stock subject to repurchase be presented separately in our December 31, 2002 balance sheet. Upon settlement, the 2002 transactions were reclassified to stockholders’ equity when the transactions matured or expired. There were no put warrant obligations outstanding at December 31, 2003.

      We expended an aggregate of $123.9 million and $161.1 million during 2003 and 2002, respectively, net of premiums received, under all stock repurchase transactions. During 2003, we took delivery of a total of 8,859,381 shares of outstanding common stock with an average per share price of $15.86; and during 2002, we took delivery of a total of 17,840,197 shares of outstanding common stock with an average per share price of $11.83. Some of these shares were received pursuant to prepaid programs. Since inception of our stock repurchase programs, the average cost of shares acquired was $16.28 per share compared to an average close price during open trading windows of $19.57 per share. As of December 31, 2003, we are a party to a contract that expires on or before March 29, 2004, and provides that for up front payments of $40 million, we will receive a number of shares at monthly intervals based on the average closing price during the contract term less a specified discount. Due to the fact that the total shares to be received for the open repurchase agreements at December 31, 2003 is not determinable until the contracts mature in 2004, the above price per share amounts exclude the remaining shares subject to the agreements.

      During 2003 and 2002, significant portions of our cash inflows were generated by our operations. We currently expect this trend to continue throughout 2004. In February 2004 we paid cash of approximately $112.6 million in connection with the closing of the acquisition of Expertcity. In March 2004, we currently expect to pay in cash approximately $355.7 million for the redemption of our outstanding debentures. Although these commitments will significantly deplete our existing cash and investments, we believe the balance of our existing cash and investments together with cash flow expected from operations will be sufficient to meet operating and capital expenditure requirements and the payment of the cash portion of any acquisition commitments for the next 12 months. Future operating results and expected cash flow from operations could vary if we experience a decrease in customer demand or a decrease in customer acceptance of future product offerings. We could from time to time seek to raise additional funds through the issuance of debt or equity securities. We continue to search for suitable acquisition candidates and could acquire or make investments in companies we believe are related to our strategic objectives. Such investments could reduce our available working capital.

Contractual Obligations and Off-Balance Sheet Arrangement

Contractual Obligations

      We have certain contractual obligations that are recorded as liabilities in our consolidated financial statements. Other items, such as operating lease obligations, are not recognized as liabilities in our consolidated financial statements, but are required to be disclosed in the notes to our consolidated financial statements.

      The following table summarizes our significant contractual obligations at December 31, 2003 and the future periods in which such obligations are expected to be settled in cash. Additional details regarding these obligations are provided in the footnotes to our consolidated financial statements (in thousands):

	Payments due by period

	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years

Convertible subordinated debentures (1)	$355,659	$355,659	$—	$—	$—
Operating lease obligations	98,298	16,022	25,323	15,584	41,369
Synthetic lease obligations	17,167	1,492	6,523	7,845	1,307

Total contractual obligations (2)	$471,124	$373,173	$31,846	$23,429	$42,676

(1)	This is the expected cash payment we will make when we exercise the call option on the debentures. For more information see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity – Convertible Subordinated Debentures” and note 9 to our consolidated financial statements.
(2)	Total contractual obligations do not include agreements where our commitment is variable in nature or where cancellation without payment provisions exist.

      As of December 31, 2003, we did not have any material long-term debt obligations, capital lease obligations, purchase obligations, or other material long-term commitments reflected on our consolidated balance sheets.

Off-Balance Sheet Arrangement

      We are a party to a synthetic lease arrangement totaling approximately $61.0 million for our corporate headquarters office space in Fort Lauderdale, Florida. The synthetic lease represents a form of off-balance sheet financing under which an unrelated third party lessor funded 100% of the costs of acquiring the property and leases the asset to us. The synthetic lease qualifies as an operating lease for accounting purposes and as a financing lease for tax purposes. We do not include the property or the lease debt as an asset or a liability on our accompanying consolidated balance sheets. Consequently, payments made pursuant to the lease are recorded as operating expenses in our consolidated statements of income. We entered into the synthetic lease in order to lease our headquarters properties under more favorable terms than under our previous lease arrangements. We do not materially rely on off-balance sheet arrangements for our liquidity or as capital resources. For information regarding cash outflows associated with our lease payments see “– Contractual Obligations.”

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

      The synthetic lease includes certain financial covenants including a requirement for us to maintain a pledged balance of approximately $63.0 million in cash and/or investment securities as collateral. We manage the composition of the pledged investments and investment earnings are available for operating purposes. Additionally, we must maintain a minimum net cash and investment balance, less our debentures, collateralized investments and equity investments, of $100.0 million, as of the end of each fiscal quarter. As of December 31, 2003, we had approximately $300.1 million in cash and investments in excess of those required levels. The synthetic lease includes non-financial covenants, including the maintenance of the properties and adequate insurance, prompt delivery of financial statements to the lender of the lessor and prompt payment of taxes associated with the properties. As of December 31, 2003, we were in compliance with all material provisions of the arrangement.

      In January 2003, the FASB issued FASB Interpretation, or FIN, No. 46, Consolidation of Variable Interest Entities, which addresses the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. In December 2003, the FASB issued FIN No. 46 (revised), which replaced FIN No. 46. FIN No. 46 (revised) is effective immediately for certain disclosure requirements and variable interest entities referred to as special-purpose entities for periods ending after December 15, 2003 and for other types of entities for financial statements for periods ending after March 15, 2004. We determined that we are not required to consolidate the lessor, the leased facility or the related debt associated with our synthetic lease in accordance with FIN No. 46, as amended. Accordingly, there was no impact on our financial position, results of operations or cash flows from adoption. However, if the lessor were to change its ownership of the property or significantly change its ownership of other properties that it currently holds, we could be required to consolidate the entity, the leased facility and the debt in a future period.

Commitments

      Capital expenditures were $11.1 million during 2003, $19.1 million during 2002 and $60.6 million during 2001. During 2003, capital expenditures were primarily related to computer equipment purchases associated with our research and development activities. The decrease compared to 2002 is due to expenditures in 2002 for leasehold improvements on newly occupied buildings. In the normal course of business, we enter into commitments related to capital expenditures, however, we currently have no material contractual commitments for capital expenditures over the next 12 months.

      During 2002 and 2001, we took actions to consolidate certain of our offices, including the exit of certain leased office space and the abandonment of certain leasehold improvements. Lease obligations related to these existing operating leases continue to October 2025 with a total remaining obligation of approximately $29.7 million, of which $4.8 million, net of anticipated sublease income, was accrued for as of December 31, 2003, and is reflected in accrued expenses in our consolidated financial statements. In calculating this accrual, we made estimates, based on market information, including the estimated vacancy periods and sublease rates and opportunities. If actual circumstances prove to be materially worse than management has estimated, the total charges for these vacant facilities could be significantly higher.

      In February 2004, we acquired Expertcity for approximately $231 million, comprised of approximately $112.6 million in cash and approximately 5.6 million shares of our common stock valued at approximately $118.4 million. Pursuant to the terms of the merger agreement, we will be required to issue up to approximately an additional 0.6 million in our common stock if certain financial targets are achieved by the Expertcity business in 2004. For more information regarding the acquisition, see “Management’s Discussion and Analysis — Acquisitions.”

Certain Factors Which May Affect Future Results

      Our operating results and financial condition have varied in the past and could in the future vary significantly depending on a number of factors. From time to time, information provided by us or statements made by our employees contain “forward-looking” information that involves risks and uncertainties. In particular, statements contained in this Form 10-K, and in the documents incorporated by reference into this Form 10-K, that are not historical facts, including, but not limited to statements concerning new products, product development and offerings, Subscription Advantage, product and price competition, Expertcity, competition and strategy, product price and inventory, deferred revenues, economic and market conditions, revenue recognition, profits, growth of revenues, cost of revenues, operating expenses, royalty arrangements, sales, marketing and support expenses, valuations of investments and derivative instruments, technology relationships, reinvestment of foreign earnings, gross margins, intangible assets, impairment charges, anticipated operating and capital expenditure requirements, in-process research and development, advertising campaigns, tax rates, leasing and subleasing activities, acquisitions, debt redemption obligations, stock repurchases, investment transactions, liquidity, working capital, litigation matters, intellectual property matters, distribution channels, stock price, licensing models and potential debt or equity financings constitute forward-looking statements and are made under the safe harbor provisions of the Section 27 of the Securities Act of 1933 as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are neither promises nor guarantees. Our actual results of operations and financial condition have varied and could in the future vary significantly from those stated in any forward-looking statements. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Form 10-K, in the documents incorporated by reference into this Form 10-K or presented elsewhere by our management from time to time. Such factors, among others, could have a material adverse effect upon our business, results of operations and financial condition.

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

Our business could be adversely impacted by conditions affecting the information technology market.

      The demand for our products depends substantially upon the general demand for business-related computer hardware and software, which fluctuates based on numerous factors, including capital spending levels, the spending levels and growth of our current and prospective customers and general economic conditions. Fluctuations in the demand for our products could have a material adverse effect on our business, results of operations and financial condition. In 2002 and for part of 2003, adverse economic conditions decreased demand for our products and negatively impacted our financial results. Future economic projections for the IT sector are uncertain. If the weakened environment persists and slow IT spending continues, it could continue to negatively impact our business, results of operations and financial condition.

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

      For example, we cannot guarantee that our new access infrastructure software will achieve the broad market acceptance by our channel and entities with which we have a technology relationship, customers and prospective customers necessary to generate significant revenue. In addition, we cannot guarantee that we will be able to respond effectively to technological changes or new product announcements by others. If we experience material delays or sales shortfalls with respect to our new products or new releases of our current products, those delays or shortfalls could have a material adverse effect on our business, results of operations and financial condition.

      We believe that we could incur additional costs and royalties as we develop, license or buy new technologies or enhancements to our existing products. These added costs and royalties could increase our cost of revenues and operating expenses. However, we cannot currently quantify the costs for such transactions that have not yet occurred. In addition, we may need to use a substantial portion of our cash and investments or issue additional shares of our common stock to fund these additional costs.

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

      For example, our ability to market the Citrix MetaFrame Access Suite, and its individual products including: Citrix MetaFrame Presentation Server, Citrix MetaFrame Secure Access Manager, Citrix MetaFrame Conferencing Manager and Citrix MetaFrame Password Manager and other future product offerings could be affected by Microsoft’s licensing and pricing scheme for client devices, servers and applications. Further, the announcement of the release, and the actual release, of new Windows-based server operating systems or products incorporating similar features to our products could cause our existing and potential customers to postpone or cancel plans to license certain of our existing and future product offerings.

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

      We have a significant amount of goodwill and other intangible assets, such as product and core technology, related to our acquisition of Sequoia Software Corporation in 2001 and Expertcity in 2004. In July 2001, we adopted SFAS No. 141, Business Combinations, and in January 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets. As a result, we no longer amortize goodwill and intangible assets that are deemed to have indefinite lives. However, we continue to amortize certain product and core technologies, trademarks, patents and other intangibles. We periodically evaluate our intangible assets, including goodwill, for impairment. As of December 31, 2003 we had $152.4 million of goodwill. We review for impairment annually, or sooner if events or changes in circumstances indicate that the carrying amount could exceed fair value. Fair values are based on discounted cash flows using a discount rate determined by our management to be consistent with industry discount rates and the risks inherent in our current business model. Due to uncertain market conditions and potential changes in our strategy and product portfolio, it is possible that the forecasts we use to support our goodwill could change in the future, which could result in non-cash charges that would adversely affect our results of operations and financial condition.

      At December 31, 2003, we had $21.3 million, net, of unamortized identified intangibles with estimable useful lives, of which $14.9 million consists of product and core technology we purchased in the acquisition of Sequoia and $4.5 million represents core technology purchased under third party licenses. We have commercialized and currently market the Sequoia and other license technology through our secure access infrastructure software, which includes Citrix MetaFrame Secure Access Manager and Citrix MetaFrame Password Manager. However, our channel distributors and entities with which we have technology relationships, customers or prospective customers may not purchase or widely accept our new line of products. If we fail to complete the development of our anticipated future product offerings, if we fail to complete them in a timely manner, or if we are unsuccessful in selling these new products, we could determine that the value of the purchased technology is impaired in whole or in part and take a charge to earnings. We could also incur additional charges in later periods to reflect costs associated with completing those projects that could not be completed in a timely manner. If the actual revenues and operating profit attributable to acquired product and core technologies are less than the projections we used to initially value product and core technologies when we acquired it, such intangible assets may be deemed to be impaired. If we determine that any of our intangible assets are impaired, we would be required to take a related charge to earnings that could have a material adverse effect on our results of operations.

      Based on the preliminary allocation of the purchase price in the first quarter of 2004 we expect to record approximately $211 million of goodwill and intangible assets in connection with our acquisition of Expertcity. If the actual revenues and operating profit attributable to acquired intangible assets are less than the projections we used to initially value these intangible assets when we acquired them, then these intangible assets may be deemed to be impaired. If we determine that any of the goodwill or other intangible assets associated with our acquisition of Expertcity are impaired, then we would be required to reduce the value of those assets or to write them off completely by taking a related charge to earnings. If we are required to write down or write off all or a portion of those assets, or if financial analysts or investors believe we may need to take such action in the future, our stock price and operating results could be materially adversely affected.

Acquisitions present many risks, and we may not realize the financial and strategic goals we anticipate at the time of an acquisition.

      Our growth is dependent upon market growth, our ability to enhance existing products, and our ability to introduce new products on a timely basis. We intend to continue to address the need to develop new products and enhance existing products through acquisitions of other companies, product lines and/or technologies.

      Acquisitions, including those of high-technology companies, are inherently risky. We cannot assure anyone that our previous acquisitions, or any future acquisitions will be successful in helping us reach our financial and strategic goals either for that acquisition or for us generally. The risks we commonly encounter are:

•	difficulties integrating the operations, technologies, and products of the acquired companies;

•	undetected errors or unauthorized use of a third-party’s code in products of the acquired companies;

•	the risk of diverting management’s attention from normal daily operations of the business;

•	potential difficulties in completing products associated with purchased in-process research and development;

•	risks of entering markets in which we have no or limited direct prior experience and where competitors have stronger market positions;

•	the potential loss of key employees of the acquired company; and

•	an uncertain sales and earnings stream from the acquired company, which could unexpectedly dilute our earnings.

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

The anticipated benefits to us of acquiring Expertcity may not be realized.

      We acquired Expertcity with the expectation that the acquisition would result in various benefits including, among other things, enhanced revenue and profits, greater market presence and development, and enhancements to our product portfolio and customer base. We expect that the acquisition will enhance our position in the access infrastructure market through the combination of our technologies, products, services, distribution channels and customer contacts with Expertcity’s, and will enable us to broaden our customer base to include individuals, professionals and small office/home office customers as well as extend our presence in the enterprise access infrastructure market. We may not realize any of these benefits and the acquisition may result in the deterioration or loss of significant business. For example, if our business or Expertcity’s business fails to meet the demands of the marketplace, customer acceptance of the products and services of the combined companies could decline, which could have a material adverse effect on our results of operations and financial condition. Costs incurred and potential liabilities assumed in connection with the acquisition also could have an adverse effect on our business, financial condition and operating results.

      Achieving the expected benefits of the acquisition will depend in part on the integration of Expertcity’s and our businesses in a timely and efficient manner. The challenges involved in this integration include difficulties integrating Expertcity’s operations, technologies and products as well as coordinating the efforts of Expertcity’s sales organization with our larger and more widely dispersed sales organization. The integration of the two businesses could be complex, time consuming and expensive, may disrupt business and may result in the loss of customers or key employees or the diversion of the attention of management which could have an adverse effect on our business, financial condition and operating results.

      In addition, we may not achieve the anticipated benefits of the acquisition as rapidly as, or to the extent, anticipated by our management and certain financial or industry analysts, or other analysts may not perceive the same benefits of the acquisition as we do. For example, Expertcity’s uncertain sales and earnings stream could dilute our profits beyond the current expectations of our management. If these risks materialize, our stock price could be materially adversely affected.

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

      In 2004 our operating expenses will exceed our operating expenses in 2003. An increase in operating expenses could reduce our income from operations and cash flows from operating activities in the future.

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

      We conduct significant sales and customer support operations in countries outside of the United States. For 2003, we derived approximately 54.6% of our revenues from sales outside the United States. Our continued growth and profitability could require us to further expand our international operations. To successfully expand international sales, we must establish additional foreign operations, hire additional personnel and recruit additional international resellers. Our international operations are subject to a variety of risks, which could cause international revenues to fluctuate. These risks include:

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

      Our results of operations are subject to fluctuations in foreign currency exchange rates. In order to minimize adverse impacts on our operating results, we generally initiate our hedging of currency exchange risks one year in advance of anticipated foreign currency expenses. As a result of this policy, foreign currency denominated expenses will be higher or lower in the current year depending on the weakness or strength of the dollar in the prior year. Since the dollar was generally weak in 2003, particularly against Euro and British pound sterling, we currently expect that operating expenses will be higher in 2004 but further dollar weakness in 2004 will not have a further material impact on our operating expenses until 2005.

Our synthetic lease is an off-balance sheet arrangement that could negatively affect our financial condition and results.

      In April 2002, we entered into a seven-year synthetic lease with a lessor for our headquarters office buildings in Fort Lauderdale, Florida. The synthetic lease qualifies for operating lease accounting treatment under SFAS No. 13, Accounting for Leases, so we do not include the property or the lease debt on our consolidated balance sheet. In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities, which addresses the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. In December 2003, the FASB issued FIN No. 46 (revised), which replaced FIN No. 46. FIN No. 46 (revised) is effective immediately for certain disclosure requirements and variable interest entities referred to as special-purpose entities for periods ending after December 15, 2003 and for other types of entities for financial statements for periods ending after March 15, 2004. We have determined that we are not required to consolidate the lessor entity, the leased facility or the related debt upon the adoption of FIN No. 46, as amended. Accordingly, there was no impact on our financial position, results of operations or cash flows from adoption. However, if the lessor were to change its ownership of our property or significantly change its ownership of other properties that it currently holds, we could be required to consolidate the entity, the leased facility and the debt in a future period.

      If we elect not to purchase the property at the end of the lease term, we have guaranteed a minimum residual value of approximately $51.9 million to the lessor. Therefore, if the fair value of the property declines below $51.9 million, we would have to make up the difference under our residual value guarantee, which could have a material adverse effect on our results of operations and financial condition. For further information on our synthetic lease, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Off-Balance Sheet Arrangement” and note 10 to our consolidated financial statements.

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

      In addition, our ability to protect our proprietary rights could be affected by:

•	Differences in International Law; Enforceability of Licenses. The laws of some foreign countries do not protect our intellectual property to the same extent as do the laws of the United States and Canada. For example, we derive a significant portion of our sales from licensing our packaged products under “shrink wrap” or “click-to-accept” license agreements that are not signed by licensees and electronic enterprise customer licensing arrangements that are delivered electronically, all of which could be unenforceable under the laws of many foreign jurisdictions in which we license our products.

•	Third Party Infringement Claims. Third parties have asserted infringement claims against us. As we expand our product lines and the number of products and competitors in our industry segments increase and the functionality of these products overlap, we could become increasingly subject to infringement claims and claims to the unauthorized use of a third-party’s code in our products. Companies and inventors are more frequently seeking to patent software and business methods because of developments in the law that could extend the ability to obtain such patents. As a result, we could receive more patent infringement claims. Responding to any infringement claim, regardless of its validity, could result in costly litigation; injunctive relief or require us to obtain a license to intellectual property rights of those third parties. Licenses may not be available on reasonable terms, on terms compatible with the protection of our proprietary rights, or at all. In addition, attention to these claims could divert our management’s time and attention from developing our business. If a successful claim is made against us and we fail to develop or license a substitute technology, our business, results of operations, financial condition or cash flows could be materially adversely affected.

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

      We currently intend to continue to expand our distribution channels by leveraging our relationships with independent hardware and software vendors and system integrators to encourage them to recommend or distribute our products. In addition, an integral part of our strategy is to diversify our base of channel relationships by adding more channel members with abilities to reach larger enterprise customers. This will require additional resources, as we will need to expand our internal sales and service coverage of these customers. If we fail in these efforts and cannot expand or diversify our distribution channels, our business could be adversely affected. In addition to this diversification of our base, we will need to maintain a healthy mix of members who cater to smaller customers. We may need to add and remove distribution members to maintain customer satisfaction and a steady adoption rate of our products, which could increase our operating expenses. Through our accessPARTNER network, Citrix Authorized Learning Centers and other programs, we are currently investing, and intend to continue to invest, significant resources to develop these channels, which could reduce our profits.

If we do not generate sufficient cash flow from operations in the future, we may not be able to fund our operations and fulfill our future obligations.

      Our ability to generate sufficient cash flow from operations to fund our operations and product development, including the payment of cash consideration in acquisitions, the redemption of our debentures in the first quarter of 2004 and the payment of our other obligations, depends on a range of economic, competitive and business factors, many of which are outside our control. Specifically, the redemption of our outstanding debentures in the first quarter of 2004 will require us to expend approximately $355.7 million and will significantly deplete our existing cash and investments. We cannot assure you that our business will generate sufficient cash flow from operations, or that we will be able to liquidate our investments, repatriate cash and investments held in our overseas subsidiaries, sell assets or raise equity or debt financings when needed or desirable. An inability to fund our operations or fulfill outstanding obligations could have a material adverse effect on our business, financial condition and results of operations. For further information, please refer to “–Liquidity and Capital Resources.”

We rely on indirect distribution channels and major distributors that we do not control.

      We rely significantly on independent distributors and resellers to market and distribute our products. We do not control our distributors and resellers. Additionally, our distributors and resellers are not obligated to buy our products and could also represent other lines of products. Some of our distributors and resellers maintain inventories of our packaged products for resale to smaller end-users. If distributors and resellers reduce their inventory of our packaged products, our business could be adversely affected. During 2003 we believe that our distributors and resellers held smaller inventories of packaged products as compared to inventories they held in prior years. Further, we could maintain individually significant accounts receivable balances with certain distributors. The financial condition of our distributors could deteriorate and distributors could significantly delay or default on their payment obligations. Any significant delays or defaults could have a material adverse effect on our business, results of operations and financial condition.

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

      Our success depends, in large part, upon the services of a number of key employees. Except for certain key employees of acquired businesses, we do not have long-term employment agreements with any of our key personnel. Any officer or employee can terminate his or her relationship with us at any time. The effective management of our growth, if any, could depend upon our ability to retain our highly skilled technical, managerial, finance and marketing personnel. If any of those employees leave, we will need to attract and retain replacements for them. We also need to add key personnel in the future. The market for these qualified employees is competitive. We could find it difficult to successfully attract, assimilate or retain sufficiently qualified personnel in sufficient numbers. Furthermore, we may hire key personnel in connection with our future acquisitions, however, any of these employees will be able to terminate his or her relationship with us at any time. If we cannot retain and add the necessary staff and resources for these acquired businesses, our ability to develop acquired products, markets and customers could be adversely affected. Also, we may need to hire additional personnel to develop new products, product enhancements and technologies. If we cannot add the necessary staff and resources, our ability to develop future enhancements and features to our existing or future products could be delayed. Any delays could have a material adverse effect on our business, results of operations and financial condition.

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

      General economic and market conditions, and other factors outside our control, could adversely affect our business and impair the value of our investments. Any further downturn in general economic conditions could result in a reduction in demand for our products and services and could harm our business. In addition, an economic downturn could result in an impairment in the value of our investments requiring us to record losses related to such investments. Impairment in the value of these investments may disrupt our ongoing business and distract management. As of December 31, 2003, we had $538.9 million of short and long-term investments with various issuers and financial institutions. In many cases we do not attempt to reduce or eliminate our market exposure on these investments and could incur losses related to the impairment of these investments. Fluctuations in economic and market conditions could adversely affect the value of our investments, and we could lose some of our investment portfolio. A total loss of an investment could adversely affect our results of operations and financial condition. For further information on these investments, please refer to “–Liquidity and Capital Resources.”

Our revenue may not grow, and if we do not continue to successfully manage our expenses, our business could be negatively impacted.

      We attribute most of our growth during recent years to the introduction of the MetaFrame software for Windows operating systems in mid-1998. We cannot assure you that the access infrastructure software markets, in which we operate, will grow. We cannot assure you that the release of our access infrastructure software suite of products or other new products will increase our revenue growth rate.

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

The market for our Web-based training and customer assistance products is volatile, and if it does not develop or develops more slowly than we expect, our Online Division will be harmed.

      The market for our Web-based training and customer assistance products is new and unproven, and it is uncertain whether these services will achieve and sustain high levels of demand and market acceptance. Our success with our Online Division will depend to a substantial extent on the willingness of enterprises, large and small, to increase their use of application services in general and for GoToMyPC and GoToAssist, in particular. Many enterprises have invested substantial personnel and financial resources to integrate traditional enterprise software into their businesses, and therefore may be reluctant or unwilling to migrate to application services. Furthermore, some enterprises may be reluctant or unwilling to use application services because they have concerns regarding the risks associated with security capabilities, among other things, of the technology delivery model associated with these services. If enterprises do not perceive the benefits of application services, then the market for these services may not further develop at all, or it may develop more slowly than we expect, either of which would significantly adversely affect our financial condition and the operating results for our Online Division.

If our security measures are breached and unauthorized access is obtained to our Online Division customers’ data, our services may be perceived as not being secure and these customers may curtail or stop using our service.

      Use of our GoToMyPC or GoToAssist services involves the storage and transmission of customers’ proprietary information, and security breaches could expose us to a risk of loss of this information, litigation and possible liability. If our security measures are breached as a result of third-party action, employee error, malfeasance or otherwise, and, as a result, someone obtains unauthorized access to one of our Online customers’ data, our reputation will be damaged, our business may suffer and we could incur significant liability. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If any compromises of security were to occur, it could have the effect of substantially reducing the use of the Web for commerce and communications. Anyone who circumvents our security measures could misappropriate proprietary information or cause interruptions in our services or operations. The Internet is a public network, and data is sent over this network from many sources. In the past, computer viruses, software programs that disable or impair computers, have been distributed and have rapidly spread over the Internet. Computer viruses could be introduced into our systems or those of our customers or suppliers, which could disrupt our network or make it inaccessible to our Online Division customers. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose sales and customers for our Online Division, which would significantly adversely affect our financial condition and the operating results for our Online Division.

Evolving regulation of the Web may adversely affect our Online Division.

      As Web commerce continues to evolve, increasing regulation by federal, state or foreign agencies becomes more likely. For example, we believe increased regulation is likely in the area of data privacy, and laws and regulations applying to the solicitation, collection, processing or use of personal or consumer information could affect our Online customers’ ability to use and share data and restricting our ability to store, process and share data with these customers. In addition, taxation of services provided over the Web or other charges imposed by government agencies or by private organizations for accessing the Web may also be imposed. Any regulation imposing greater fees for Web use or restricting information exchange over the Web could result in a decline in the use of the Web and the viability of Web-based services, which would significantly adversely affect our financial condition and the operating results for our Online Division.

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

      We are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates that could adversely affect our results of operations or financial condition. To mitigate foreign currency and interest rate risk, we utilize derivative financial instruments. The counter-parties to our derivative instruments are major financial institutions. All of the potential changes noted below are based on sensitivity analyses performed on our financial position as of December 31, 2003. Actual results could differ materially.

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

      At December 31, 2003 and 2002, we had in place foreign currency forward sale contracts with a notional amount of $37.2 million and $48.9 million, respectively, and foreign currency forward purchase contracts with a notional amount of $160.9 million and $128.4 million, respectively. At December 31, 2003 and 2002, these contracts had an aggregate fair value of $7.9 million and $3.6 million, respectively. Based on a hypothetical 10% appreciation of the U.S. dollar from December 31, 2003 market rates the fair value of our foreign currency forward contracts would decrease by $13.1 million. Conversely, a hypothetical 10% depreciation of the U.S. dollar from December 31, 2003 market rates would increase the fair value of our foreign currency forward contracts by $13.1 million. Foreign operating costs in these hypothetical movements would move in the opposite direction. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates quantified above, changes in exchange rates could also change the dollar value of sales and affect the volume of sales as competitors’ products become more or less attractive. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in levels of local currency prices or sales reported in U.S. dollars. We do not anticipate any material adverse impact to our consolidated financial position, results of operations, or cash flows as a result of these forward foreign exchange contracts.

Exposure to Interest Rates

      We have interest rate exposures resulting from our interest-based available-for-sale securities. In order to better manage our exposure to interest rate risk, we are a party to 19 interest rate swap agreements. The swap agreements, with an aggregate notional amount of $182.4 million convert the fixed rate return on certain of our available-for-sale securities, to a floating rate. The aggregate fair value of the interest rate swaps at December 31, 2003 was a liability of $2.0 million. Based upon a hypothetical 1% increase in the market interest rate as of December 31, 2003, the fair value of these aggregated liabilities would have decreased by approximately $5.0 million. Based on a hypothetical 1% decrease in the market interest rate as of December 31, 2003, the fair value of these aggregated liabilities would have increased by approximately $6.9 million. The underlying assets would experience offsetting gains and losses. We also maintain available-for-sale and held-to-maturity investments in debt securities, which limits the amount of credit exposure to any one issue, issuer, or type of instrument. The securities in our investment portfolio are not leveraged. The securities classified as available-for-sale are subject to interest rate risk. The modeling technique used measures the change in fair values arising from an immediate hypothetical shift in market interest rates and assumes that ending fair values include principal plus accrued interest, dividends and reinvestment income. If market interest rates were to increase by 100 basis points from December 31, 2003 and 2002 levels, the fair value of the available-for-sale portfolio would decline by approximately $0.6 million. This sensitivity analysis on our available-for-sale portfolio excludes the underlying investments to our 19 interest rate swaps discussed above, as the interest rate risk related to those investments has been effectively hedged. For more information see note 13 to our consolidated financial statements.

      These amounts are determined by considering the impact of the hypothetical interest rates on our interest rate swap agreements and available-for-sale and held-to-maturity investment portfolios. This analysis does not consider the effect of credit risk as a result of the reduced level of overall economic activity that could exist in such an environment.

      In April 2002, we entered into a synthetic lease with a substantive lessor totaling approximately $61 million related to office space utilized for our corporate headquarters. Payments under this synthetic lease are indexed to a variable interest rate (LIBOR plus a margin). Based upon our interest rate exposure under this synthetic lease at December 31, 2003, a 100 basis point change in the current interest rate would have an immaterial effect on our financial position and results of operations. In addition to interest rate exposure, if the fair value of our headquarters building in Fort Lauderdale, Florida were to significantly decline, there could be a material adverse effect on our results of operations and financial condition.

ITEM 8.  FINANCIAL STATEMENTS AND SCHEDULES

      The Company’s Consolidated Financial Statements and related financial statement schedule, together with the report of independent certified public accountants, appear at pages F-1 through F-35, respectively, of this Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There have been no changes in or disagreements with accountants on accounting or financial disclosure matters during the Company’s two most recent fiscal years.

ITEM 9A. CONTROLS AND PROCEDURES

      As of December 31, 2003, the Company’s management, with the participation of the Company’s Chief Executive Officer and the Company’s Vice President and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Vice President and Chief Financial Officer concluded that, as of December 31, 2003, the Company’s disclosure controls and procedures were effective in ensuring that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and the Company’s Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. During the period covered by this report, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2003.

ITEM 11.     EXECUTIVE COMPENSATION

      The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2003.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2003.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2003.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the Company’s close of the fiscal year ended December 31, 2003.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. Consolidated Financial Statements.

      For a list of the consolidated financial information included herein, see Index on Page F-1.

      2.  Financial Statement Schedules.

      The following consolidated financial statement schedule is included in Item 8:

                    Valuation and Qualifying Accounts

3.  List of Exhibits.

Exhibit No.		Description

2.1	(1)	Asset Purchase Agreement dated February 15, 2000 by and among the Company, Innovex Group, Inc. and certain stockholders of Innovex
2.2	(7)	Agreement and Plan of Merger, dated as of March 20, 2001, by and among Citrix Systems, Inc., Soundgarden Acquisition Corp. and Sequoia Software Corporation
2.3	(13)	Agreement and Plan of Merger Dated December 18, 2003 by and among Citrix Systems, Inc., EAC Acquisition Corporation, Expertcity.com, Inc., Edward G. Sim and Andreas von Blottnitz.
3.1	(2)	Amended and Restated Certificate of Incorporation of the Company
3.2	(2)	Amended and Restated By-laws of the Company
3.3	(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation
4.1	(2)	Specimen certificate representing the Common Stock
4.2	(4)	Indenture by and between the Company and State Street Bank and Trust Company as Trustee dated as of March 22, 1999, including the form of Debenture.
4.3	(4)	Form of Debenture (included in Exhibit 4.2).
4.3	(4)	Registration Rights Agreement by and between the Company and Credit Suisse First Boston Corporation dated as of March 22, 1999.
10.1	*	Fourth Amended and Restated 1995 Stock Plan
10.2	(9)*	Second Amended and Restated 1995 Non-Employee Director Stock Option Plan
10.3	(11)*	Third Amended and Restated 1995 Employee Stock Purchase Plan
10.4	(12)*	Second Amended and Restated 2000 Director and Officer Stock Option and Incentive Plan
10.15	(5)	License, Development and Marketing Agreement dated May 9, 1997 between the Company and Microsoft Corporation
10.16	(6)	Amendment No. 1 to License, Development and Marketing Agreement dated May 9, 1997 between the Company and Microsoft Corporation
10.17	(9)	Microsoft Master Source Code Agreement by and between the Company and Microsoft, dated May 15, 2002
10.18	(9)	License Form by and between the Company and Microsoft Corporation, dated May 15, 2002 (with certain information omitted pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission)
10.19	(10)	Amendment No. 1 dated April 21, 2003 to the License Form by and between the Company and Microsoft Corporation dated May 15, 2002 (with certain information omitted pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission)

Exhibit No.		Description

10.	20(9)	Participation Agreement dated as of April 23, 2002, by and among Citrix Systems, Inc., Citrix Capital Corp., Selco Service Corporation and Key Corporate Capital, Inc. (the “Participation Agreement”) (with certain information omitted pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission)
10.	21(9)	Amendment No. 1 to Participation Agreement dated as of June 17, 2002 (with certain information omitted pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission)
10.	22(9)	Master Lease dated as of April 23, 2002 by and between Citrix Systems, Inc. and Selco Service Corporation (with certain information omitted pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission)
21.	1	List of Subsidiaries
23.	1	Consent of Ernst & Young LLP
24.	1	Power of Attorney (Included in signature page)
31.	1	Rule 13a-14(a) / 15d-14(a) Certification
31.	2	Rule 13a-14(a) / 15d-14(a) Certification
32.	1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or any compensatory plan, contract or arrangement.

(1)	Incorporated herein by reference to Exhibit 2.3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.
(2)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 33-98542), as amended.
(3)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
(4)	Incorporated herein by reference to exhibits of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.
(5)	Incorporated herein by reference to Exhibit 10 of the Company’s Current Report on Form 8-K dated as of May 9, 1997.
(6)	Incorporated herein by reference to Exhibit 10 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.
(7)	Incorporated by reference herein to Exhibit 2 of the Company’s Schedule 13D Report dated as of March 28, 2001.
(8)	Incorporated by reference herein to exhibits of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.
(9)	Incorporated by reference herein to exhibits of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(10)	Incorporated by reference herein to exhibits of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
(11)	Incorporated by reference herein to exhibits of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.
(12)	Incorporated by reference herein to exhibits of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
(13)	Incorporated herein by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated as of December 30, 2003.

(b) Reports on Form 8-K.

      On October 22, 2003, the Company furnished a report on Form 8-K to the Securities and Exchange Commission. That report on Form 8-K, furnished pursuant to Item 12 of that form, stated that, on

October 22, 2003, the Company reported its earnings for the three and nine months ended September 30, 2003.

      On December 18, 2003, the Company furnished a report on Form 8-K to the Securities and Exchange Commission. That report on Form 8-K, furnished pursuant to Item 5 of that form, announced that the Company signed a definitive agreement to acquire privately held Expertcity.com, Inc., a Delaware corporation.

      On December 19, 2003, the Company furnished a report on Form 8-K to the Securities and Exchange Commission. That report on Form 8-K, furnished pursuant to Item 5 of that form, corrected certain incorrect information contained in the Company’s Current Report on Form 8-K dated as of December 18, 2003.

      On December 30, 2003, the Company furnished a report on Form 8-K to the Securities and Exchange Commission. That report on Form 8-K, furnished pursuant to Item 5 of that form, announced that, on December 18, 2003, the Company and EAC Acquisition Corporation, a Delaware corporation and a wholly-owned subsidiary of the Company, entered into an Agreement and Plan of Merger with Expertcity.com, Inc., a Delaware corporation, Edward G. Sim as stockholder representative and Andreas von Blottnitz as the initial contingent consideration representative.

      The Company did not file nor furnish any other reports on Form 8-K during the fourth fiscal quarter of 2003.

(c) Exhibits.

      The Company hereby files as part of this Form 10-K the exhibits listed in Item 15(a)(3) above. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the Securities and Exchange Commission, 450 Fifth Street, N.W., Room 1024, Washington, D.C., and at the Commission’s regional offices at CitiCorp Center, 500 West Madison Street, Suite 1400, Chicago, IL 60661-2511 and 233 Broadway, 13th floor, New York, NY 10279. Copies of such material can also be obtained from the Public Reference Section of the Commission, 450 Fifth Street, N.W., Washington, D.C. 29549, at prescribed rates.

(d) Financial Statement Schedule.

      The Company hereby files as part of this Form 10-K the consolidated financial statement schedule listed in Item 15(a)(2) above, which is attached hereto.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Fort Lauderdale, Florida on the 12th day of March, 2004.

CITRIX SYSTEMS, INC

By: /s/MARK B. TEMPLETON

Mark B. Templeton
President and Chief Executive Officer

POWER OF ATTORNEY AND SIGNATURES

      We, the undersigned officers and directors of Citrix Systems, Inc., hereby severally constitute and appoint Mark B. Templeton and David J. Henshall, and each of them singly, our true and lawful attorneys, with full power to them and each of them singly, to sign for us in our names in the capacities indicated below, all amendments to this report, and generally to do all things in our names and on our behalf in such capacities to enable Citrix Systems, Inc. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on the 12th day of March, 2004.

Signature	Title(s)

/s/ MARK B. TEMPLETON Mark B. Templeton	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ DAVID J. HENSHALL David J. Henshall	Chief Financial Officer (Principal Financial Officer) and Vice President, Finance (Principal Accounting Officer)

/s/ STEPHEN M. DOW Stephen M. Dow	Chairman of the Board of Directors

/s/ THOMAS F. BOGAN Thomas F. Bogan	Director

/s/ KEVIN R. COMPTON Kevin R. Compton	Director

/s/ GARY E. MORIN Gary E. Morin	Director

/s/ TYRONE F. PIKE Tyrone F. Pike	Director

/s/ JOHN W. WHITE John W. White	Director

CITRIX SYSTEMS, INC.

List of Financial Statements and Financial Statement Schedule

      The following consolidated financial statements of Citrix Systems, Inc. are included in Item 8:

      The following consolidated financial statement schedule of Citrix Systems, Inc. is included in Item 15(a):

Schedule II Valuation and Qualifying Accounts	F-35

      All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Citrix Systems, Inc.

      We have audited the accompanying consolidated balance sheets of Citrix Systems, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Citrix Systems, Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      As discussed in Note 2 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill and certain intangible assets as a result of adopting Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets.

/s/ ERNST & YOUNG LLP

West Palm Beach,

Florida January 14, 2004, except for the first and second paragraphs of Note 17, as to which the dates are
February 19, 2004 and February 27, 2004, respectively

CITRIX SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,

	2003	2002

	(In thousands, except
	par value)
Assets
Current assets:
Cash and cash equivalents	$359,343	$142,700
Short-term investments	252,971	77,213
Accounts receivable, net of allowances of $6,365 and $16,538 at 2003 and 2002, respectively	87,464	69,471
Prepaid expenses and other current assets	58,167	36,400
Current portion of deferred tax assets, net	51,540	49,515

Total current assets	809,485	375,299
Long-term investments	285,957	499,491
Property and equipment, net	65,837	76,534
Goodwill, net	152,364	152,364
Other intangible assets, net	21,300	30,849
Long-term portion of deferred tax assets, net	3,168	5,587
Other assets	6,828	21,407

	$1,344,939	$1,161,531

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$121,643	$92,926
Current portion of deferred revenues	152,938	95,963
Convertible subordinated debentures	351,423	—

Total current liabilities	626,004	188,889
Long-term portion of deferred revenues	12,137	8,028
Convertible subordinated debentures	—	333,549
Commitments and contingencies
Put warrants	—	7,340
Common stock subject to repurchase	—	9,135
Stockholders’ equity:
Preferred stock at $.01 par value: 5,000 shares authorized, none issued and outstanding	—	—
Common stock at $.001 par value: 1,000,000 shares authorized; 202,622 and 197,426 shares issued at 2003 and 2002, respectively	203	197
Additional paid-in capital	700,111	595,959
Retained earnings	646,740	519,797
Accumulated other comprehensive income	7,810	3,833

	1,354,864	1,119,786
Less — common stock in treasury, at cost (38,150 and 29,290 shares in 2003 and 2002, respectively)	(648,066)	(505,196)

Total stockholders’ equity	706,798	614,590

	$1,344,939	$1,161,531

See accompanying notes.

CITRIX SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,

	2003	2002	2001

	(In thousands, except per share
	information)
Revenues:
Software licenses	$374,403	$363,145	$450,770
Software license updates	168,793	105,682	60,377
Services	45,429	44,539	40,652
Other	—	14,082	39,830

Total net revenues	588,625	527,448	591,629

Cost of revenues:
Cost of software license revenues	13,555	12,444	15,698
Cost of services revenues	6,481	6,586	14,150

Total cost of revenues	20,036	19,030	29,848

Gross margin	568,589	508,418	561,781
Operating expenses:
Research and development	64,443	68,923	67,699
Sales, marketing and support	252,749	235,393	224,108
General and administrative	85,672	88,946	85,212
Amortization of intangible assets	11,336	11,296	48,831
In-process research and development	—	—	2,580

Total operating expenses	414,200	404,558	428,430

Income from operations	154,389	103,860	133,351
Interest income	21,120	30,943	42,006
Interest expense	(18,280)	(18,163)	(20,553)
Other income (expense), net	3,458	(3,483)	(2,253)

Income before income taxes	160,687	113,157	152,551
Income taxes	33,744	19,237	47,291

Net income	$126,943	$93,920	$105,260

Earnings per share:
Basic	$0.77	$0.53	$0.57

Diluted	$0.74	$0.52	$0.54

Weighted average shares outstanding:
Basic	165,323	177,428	185,460

Diluted	171,447	179,359	194,498

See accompanying notes.

CITRIX SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME
(In thousands)

						Accumulated
						Other	Common Stock
	Common Stock			Additional		Comprehensive	In Treasury		Total	Total
				Paid-In	Retained	Income			Stockholders’	Comprehensive
	Shares	Amount		Capital	Earnings	(Loss)	Shares	Amount	Equity	Income

Balance at December 31, 2000	187,872	$188		$351,053	$320,617	$(2,943)	(3,817)	$(76,040)	$592,875
Exercise of stock options	8,541	9		113,331	—	—	—	—	113,340
Common stock issued under employee stock purchase plan	214	—		4,008	—	—	—	—	4,008
Common stock issued upon debt conversion	—	—		2	—	—	—	—	2
Tax benefit from employer stock plans	—	—		28,011	—	—	—	—	28,011
Proceeds from sale of put warrants	—	—		12,019	—	—	—	—	12,019
Put warrant obligations, net of expired put warrants	—	—		(822)	—	—	—	—	(822)
Repurchase of common stock	—	—		81,810	—	—	(7,633)	(210,477)	(128,667)
Cash paid in advance for share repurchase contract	—	—		(81,555)	—	—	—	—	(81,555)
Unrealized gain on forward contracts and interest rate swap, net of reclassification adjustments and net of tax	—	—		—	—	84	—	—	84	$84
Unrealized gain on available-for-sale securities, net of tax	—	—		—	—	2,775	—	—	2,775	2,775
Net income	—	—		—	105,260	—	—	—	105,260	105,260

Total comprehensive income										$108,119

Balance at December 31, 2001	196,627	197		507,857	425,877	(84)	(11,450)	(286,517)	647,330
Exercise of stock options	551	1		3,369	—	—	—	—	3,370
Common stock issued under employee stock purchase plan	248	—		1,301	—	—	—	—	1,301
Tax benefit from employer stock plans	—	—		25,735	—	—	—	—	25,735
Proceeds from sale of put warrants	—	—		3,310	—	—	—	—	3,310
Put warrant obligations, net of expired put warrants	—	—		9,215	—	—	—	—	9,215
Repurchase of common stock	—	—		85,811	—	—	(17,840)	(218,679)	(132,868)
Common stock subject to repurchase	—	—		(9,135)	—	—	—	—	(9,135)
Cash paid in advance for share repurchase contracts	—	—		(31,504)	—	—	—	—	(31,504)
Unrealized gain on forward contracts and interest rate swaps, net of reclassification adjustments and net of tax	—	—		—	—	3,428	—	—	3,428	$3,428
Unrealized gain on available-for-sale securities, net of tax	—	—		—	—	489	—	—	489	489
Net income	—	—		—	93,920	—	—	—	93,920	93,920

Total comprehensive income										$97,837

Balance at December 31, 2002	197,426	197	*	595,959	519,797	3,833	(29,290)	(505,196)	614,590 *
Exercise of stock options	4,723	5		54,984	—	—	—	—	54,989
Common stock issued under employee stock purchase plan	473	—		3,434	—	—	—	—	3,434
Tax benefit from employer stock plans	—	—		10,289	—	—	—	—	10,289
Proceeds from sale of put warrants	—	—		655	—	—	—	—	655
Put warrant obligations, net of expired put warrants	—	—		7,340	—	—	(200)	(2,517)	4,823
Repurchase of common stock	—	—		33,195	—	—	(8,659)	(140,354)	(107,159)
Common stock subject to repurchase	—	—		9,135	—	—	—	—	9,135
Cash paid in advance for share repurchase contracts	—	—		(14,878)	—	—	—	—	(14,878)
Unrealized gain on forward contracts and interest rate swaps, net of reclassification adjustments and net of taxes	—	—		—	—	3,672	—	—	3,672	$3,672
Unrealized gain on available-for-sale securities, net of tax	—	—		—	—	305	—	—	305	305
Net income	—	—		—	126,943	—	—	—	126,943	126,943

Total comprehensive income										$130,920

Balance at December 31, 2003	202,622	$203	*	$700,111 *	$646,740	$7,810	(38,150)*	$(648,066)*	$706,798

*	Amounts do not add due to rounding.

See accompanying notes.

CITRIX SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Operating activities
Net income	$126,943	$93,920	$105,260
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	11,336	11,296	48,831
Depreciation and amortization of property and equipment	23,000	30,142	30,757
Realized (gain) loss on the repurchase of convertible subordinated debentures	—	(1,547)	360
Realized loss (gain) on the termination of interest rate swap	736	(3,356)	—
Loss on abandonment of fixed assets	273	2,006	247
Realized (gains) losses on sales of investments and other-than-temporary decline in fair value of investments	(1,978)	2,095	7,689
In-process research and development	—	—	2,580
Provision for doubtful accounts	522	3,486	2,784
Provision for product returns	3,825	25,282	22,533
(Recovery of) provision for inventory reserves	(4)	1,407	2,292
Deferred income tax provision (benefit)	1,343	(4,218)	(1,063)
Tax benefit related to the exercise of non-statutory stock options and disqualified dispositions of incentive stock options	10,289	25,735	28,011
Accretion of original issue discount and amortization of financing cost	18,237	17,711	17,853

Total adjustments to reconcile net income to net cash provided by operating activities	67,579	110,039	162,874
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(22,340)	(33,205)	(50,665)
Prepaid expenses and other current assets	(4,413)	(1,000)	11,410
Other assets	6,119	5,661	(12,034)
Deferred tax assets, net	(731)	6,480	3,534
Accounts payable and accrued expenses	16,484	(65)	5,523
Deferred revenues	61,084	17,787	(8,630)
Income taxes payable	4,706	(12,514)	12,571

Total changes in operating assets and liabilities, net of effects of acquisitions	60,909	(16,856)	(38,291)

Net cash provided by operating activities	255,431	187,103	229,843
Investing activities
Purchases of investments	(198,673)	(364,482)	(553,490)
Proceeds from sales and maturities of investments	239,366	393,454	415,633
Purchases of property and equipment	(11,063)	(19,104)	(60,557)
(Payment for) proceeds from termination of interest rate swaps	(1,572)	3,902	—
Cash paid for acquisitions, net of cash acquired	—	(10,680)	(183,754)
Cash paid for licensing agreement	(1,358)	(3,000)	—

Net cash provided by (used in) investing activities	26,700	90	(382,168)
Financing activities
Proceeds from issuance of common stock	58,423	4,671	117,350
Cash paid to repurchase convertible subordinated debentures	—	(27,773)	(2,141)
Cash paid under stock repurchase programs	(124,554)	(164,372)	(210,222)
Proceeds from sale of put warrants	655	3,310	12,019
Other	(12)	(22)	(13)

Net cash used in financing activities	(65,488)	(184,186)	(83,007)

Change in cash and cash equivalents	216,643	3,007	(235,332)
Cash and cash equivalents at beginning of year	142,700	139,693	375,025

Cash and cash equivalents at end of year	$359,343	$142,700	$139,693

Supplemental Cash Flow Information (in thousands)

      The Company paid income taxes of approximately $10,331, $14,222 and $7,991 in 2003, 2002 and 2001, respectively. Additionally, the Company paid interest of approximately $2,976, $4,155 and $1,221 during the years ended December 31, 2003, 2002 and 2001, respectively.

See accompanying notes.

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION

      Citrix Systems, Inc. (“Citrix” or the “Company”), a Delaware corporation founded on April 17, 1989, is a leading supplier of access infrastructure software and services that enable the effective and efficient enterprise-wide deployment, management and access of applications and information, including those designed for Microsoft® Windows® operating systems, for UNIX® operating systems, such as Sun Solaris™, HP-UX, or IBM®-AIX® and for Web-based information systems, as well as Web-based desktop access. The Company’s MetaFrame® products permit organizations to provide secure access to Windows based, Web-based and UNIX applications regardless of the user’s location, network connection or type of client hardware platforms. The Company markets and licenses its software products primarily through multiple channels such as value-added resellers, channel distributors, system integrators and independent software vendors, managed by the Company’s worldwide sales force. The Company also promotes its products through relationships with a wide variety of industry participants, including Microsoft Corporation.

2.  SIGNIFICANT ACCOUNTING POLICIES

Consolidation Policy

      The consolidated financial statements of the Company include the accounts of its wholly-owned subsidiaries in the Americas, Europe, the Middle East and Africa (“EMEA”) and Asia-Pacific. All significant transactions and balances between the Company and its subsidiaries have been eliminated in consolidation.

Cash and Cash Equivalents

      Cash and cash equivalents at December 31, 2003 include marketable securities, which are primarily municipal securities, corporate securities, government securities and money market funds with initial or remaining contractual maturities when purchased of three months or less. The Company minimizes its credit risk associated with cash and cash equivalents by investing primarily in investment grade, highly liquid instruments and periodically evaluating the credit quality of its primary financial institutions.

Investments

      Short and long-term investments at December 31, 2003 primarily consist of corporate securities, government securities, commercial paper and municipal securities. Investments classified as available-for-sale are stated at fair value with unrealized gains and losses, net of taxes, reported in accumulated other comprehensive income (loss). Investments classified as held-to-maturity are stated at amortized cost. The Company does not recognize changes in the fair value of investments in income unless a decline in value is considered other-than-temporary.

      The Company minimizes its credit risk associated with investments by investing primarily in investment grade, highly liquid securities. The Company maintains investments with various financial institutions and the Company’s policy is designed to limit exposure to any one institution depending on credit quality. Periodic evaluations of the relative credit standing of those financial institutions are considered in the Company’s investment strategy. The Company uses information provided by third parties to adjust the carrying value of certain of its investments and derivative instruments to fair value at the end of each period. Fair values are based on valuation models that use market quotes and, for certain investments, assumptions as to the creditworthiness of the entities issuing those underlying investments.

      At December 31, 2003, approximately $63 million in investment securities were pledged as collateral for specified obligations under the Company’s synthetic lease. In addition, at December 31, 2003, approximately $83.6 million in investment securities were pledged as collateral for certain of the Company’s credit default contracts. The Company maintains the ability to manage the composition of the pledged investments and

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

investment earnings are available for operating purposes. Accordingly, these securities are not reflected as restricted investments in the accompanying consolidated balance sheets. For further information, see Notes 10 and 13.

Accounts Receivable

      Substantially all of the Company’s accounts receivable are due from value-added resellers and distributors of computer software. Collateral is not required. Credit losses and expected product returns are provided for in the consolidated financial statements and have been within management’s expectations. If the financial condition of a significant distributor or customer were to deteriorate, the Company’s operating results could be adversely affected. No distributor or customer accounted for more than 10% of gross accounts receivable at December 31, 2003 or 2002.

Property and Equipment

      Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which is generally three years for computer equipment, software, office equipment and furniture, the lesser of the lease term or five years for leasehold improvements, seven years for the enterprise resource planning system and 40 years for buildings. Assets under capital leases are amortized over the shorter of the asset life or the remaining lease term. Amortization of assets under capital leases is included in depreciation expense. Accumulated amortization of equipment under capital leases approximated $0.4 million at December 31, 2002. There were no assets under capital leases at December 31, 2003.

      During 2003, the Company retired $15.4 million in property and equipment that were no longer in use. At the time of retirement, these assets had no remaining net book value and no asset retirement obligations associated with them.

      Property and equipment consist of the following:

	December 31,

	2003	2002

	(In thousands)
Buildings	$17,781	$17,781
Computer equipment	48,452	53,109
Software	40,548	40,312
Equipment and furniture	16,297	17,062
Leasehold improvements	30,922	29,277
Land	9,062	9,062
Equipment under capital leases	—	411

	163,062	167,014
Less accumulated depreciation and amortization	(97,225)	(90,480)

	$65,837	$76,534

Long-Lived Assets

      The Company reviews for impairment of long-lived assets and certain identifiable intangible assets to be held and used whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss is based on the fair value of the asset compared to its carrying value. Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2003, the Company did not recognize any impairment charges associated with its long-lived or intangible assets. During 2002, the Company recognized $2.0 million in asset impairment charges primarily due to the consolidation of certain of its offices resulting in the abandonment of certain leasehold improvements. These charges are reflected in operating expenses in the accompanying consolidated statements of income and primarily related to the Americas geographic segment. As of December 31, 2003, the Company determined that there were no triggering events requiring additional impairment analysis.

Software Developed or Obtained for Internal Use

      The Company accounts for internal use software pursuant to the American Institute of Certified Public Accountants Statement of Position (“SOP”) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Pursuant to the SOP, the Company capitalizes external direct costs of materials and services used in the project and internal costs such as payroll and benefits of those employees directly associated with the development of the software. The amount of costs capitalized in 2003 and 2002 relating to internal use software were $3.8 million and $3.4 million, respectively, consisting principally of purchased software and services provided by external vendors. These costs are being amortized over the estimated useful life of the software developed, which is generally three to seven years and are included in property and equipment in the accompanying consolidated balance sheets.

Goodwill

      The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142, requires that goodwill and certain intangible assets are not amortized, but are subject to an annual impairment test. At December 31, 2003 and 2002, the Company had $152.4 million of goodwill. There was no impairment of goodwill as a result of the annual impairment tests completed during the fourth quarters of 2003 and 2002. Excluding goodwill, the Company has no intangible assets deemed to have indefinite lives. Substantially all of the Company’s goodwill at December 31, 2003 and 2002 was associated with the Americas reportable segment. See Note 12 for segment information.

      The following table provides a reconciliation of reported net income for the year ended December 31, 2001 to net income adjusted as if SFAS No. 142 had been applied as of the beginning of 2001 (in thousands except per share amounts).

Year Ended
December 31, 2001

Net income as reported	$105,260
Goodwill amortization, net of taxes	33,659

Adjusted net income	$138,919

BASIC EARNINGS PER SHARE:
Earnings per share as reported	$0.57
Goodwill amortization, net of taxes	0.18

Adjusted earnings per share	$0.75

DILUTED EARNINGS PER SHARE:
Earnings per share as reported	$0.54
Goodwill amortization, net of taxes	0.17

Adjusted earnings per share	$0.71

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible Assets

      The Company has intangible assets with definite lives that are recorded at cost, less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally three to five years, except for patents, which are amortized over 10 years. In accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, the Company records acquired core and product technology at net realizable value and reviews this technology for impairment on a periodic basis by comparing the estimated net realizable value to the unamortized cost of the technology. There has been no impairment of these assets to date. On February 27, 2004, the Company acquired Expertcity.com, Inc. (“Expertcity”). The expected increases to our goodwill, intangible assets and estimated amortization are not reflected in the tables below. For further information regarding the acquisition and the preliminary purchase price allocation, see Note 17.

      Intangible assets consist of the following (in thousands):

	December 31, 2003		December 31, 2002

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Core and product technologies	$82,486	$63,092	$81,686	$52,056
Patents and other	9,447	7,541	8,460	7,241

Total	$91,933	$70,633	$90,146	$59,297

      Estimated future annual amortization expense is as follows (in thousands):

Year ending December 31,
2004	$8,888
2005	7,714
2006	2,567
2007	618
2008	618

Software Development Costs

      SFAS No. 86 requires certain software development costs to be capitalized upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment by management with respect to certain external factors such as anticipated future revenue, estimated economic life, and changes in software and hardware technologies. Software development costs incurred beyond the establishment of technological feasibility have not been significant.

Revenue Recognition

      The Company markets and licenses software products primarily through value-added resellers, channel distributors, system integrators and independent software vendors, managed by the Company’s worldwide sales force. The Company also separately sells software license updates and technical services, which includes product training, technical support and consulting services. The Company’s software licenses are generally perpetual, and are delivered by means of traditional packaged products and electronically.

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

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company receives a purchase order, the enterprise customer licenses are electronically delivered to the customer with “software activation keys” that enable the feature configuration ordered by the end-user. Software may be delivered indirectly by a channel distributor or directly by the Company pursuant to a purchase order.

      Revenue is recognized when it is earned. The Company’s revenue recognition policies are in compliance with SOP 97-2 (as amended by SOP 98-4 and SOP 98-9) and related interpretations, Software Revenue Recognition. The Company recognizes revenue when all of the following criteria are met: persuasive evidence of the arrangement exists; delivery has occurred and the Company has no remaining obligations; the fee is fixed or determinable; and collectibility is probable. The Company defines these four criteria as follows:

•	Persuasive evidence of the arrangement exists. The Company recognizes revenue on packaged product upon shipment to distributors and resellers. For packaged product sales, it is the Company’s customary practice to require a purchase order from distributors who have previously negotiated a master packaged product distribution or resale agreement. For enterprise customer license arrangements, the Company typically requires a purchase order from the distributor or reseller and an executed standard software license agreement from the end-user. The Company requires a purchase order for technical support, product training and consulting services.

•	Delivery has occurred and the Company has no remaining obligations. The Company’s standard delivery method is free-on-board shipping point. Consequently, it considers delivery of packaged product to have occurred when the products are shipped to distributors pursuant to an agreement and purchase order. The Company considers delivery of licenses under electronic licensing agreements to have occurred when the related products are shipped and the end-user has been electronically provided with the licenses that include the activation keys that allow the end-user to take immediate possession of the software. For product training and consulting services, the Company fulfills its obligation when the services are performed. For software license updates and technical support, the Company assumes that the obligations are satisfied ratably over the respective terms of the agreements, which are typically 12 to 24 months.

•	The fee is fixed or determinable. In the normal course of business, the Company does not provide customers the right to a refund of any portion of their license fees or extended payment terms. The Company sells software license updates, and services, which includes technical support, product training and consulting services, separately and it determines vendor specific objective evidence (“VSOE”) of fair value by the price charged for each product or applicable renewal rates.

•	Collectibility is probable. The Company determines collectibility on a customer-by-customer basis and generally does not require collateral. The Company typically sells to distributors or resellers for whom there are histories of successful collection. New customers are subject to a credit review process that evaluates the customers’ financial position and ultimately their ability to pay. Customers are subject to an ongoing credit review process. If the Company determines from the outset of an arrangement that collectibility is not probable, revenue recognition is deferred until customer payment is received and the other parameters of revenue recognition described above have been achieved. Management’s judgment is required in assessing the probability of collection, which is generally based on evaluation of customer specific information, historical experience and economic market conditions. If market conditions decline, or, if the financial condition of distributors or customers deteriorates, the Company may be unable to determine that collectibility is probable, and it could be required to defer the recognition of revenue until the Company receives customer payment.

      Net revenues include the following categories: Software Licenses, Software License Updates, Services, and Other. Software Licenses primarily represents fees related to the licensing of the MetaFrame products, additional user licenses and management products (such as load balancing and resource management

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

products). These revenues are reflected net of sales allowances and provisions for stock balancing return rights. Software License Updates consists of fees related to the Subscription Advantage program (the Company’s terminology for PCS) that are recognized ratably over the term of the contract, which is typically 12-24 months. Subscription Advantage is an annual renewable program that provides subscribers with automatic delivery of software upgrades, enhancements and maintenance releases when and if they become available during the term of subscription. Services consist primarily of technical support services revenue recognized ratably over the contract term, revenue from product training and certification, and consulting services revenue related to implementation of the Company’s software products, which is recognized as the services are provided. In May 1997, the Company entered into a five-year joint license, development and marketing agreement with the Microsoft Corporation, which expired in May 2002. Other represents the royalty fees recognized in connection with the Microsoft Development Agreement.

      The Company sells most of its software products bundled with an initial subscription for software license updates that provides the end-user with free enhancements and upgrades to the licensed product on a when and if available basis. Customers may also elect to purchase technical support, product training or consulting services. The Company allocates revenue to software license updates and any other undelivered elements of the arrangement based on VSOE of fair value of each element and such amounts are deferred until the applicable delivery criteria and other revenue recognition criteria described above have been met. The balance of the revenue, net of any discounts inherent in the arrangement, is allocated to the delivered software product using the residual method and recognized at the outset of the arrangement as the software licenses are delivered. If management cannot objectively determine the fair value of each undelivered element based on VSOE, revenue recognition is deferred until all elements are delivered, all services have been performed, or until fair value can be objectively determined.

      In the normal course of business, the Company does not permit product returns, but it does provide most of its distributors and value added resellers with stock balancing and price protection rights. Stock balancing rights permit distributors to return products to the Company, subject to ordering an equal dollar amount of other products. Price protection rights require that the Company grant retroactive price adjustments for inventories of products held by distributors or resellers if it lowers prices for such products. The Company establishes provisions for estimated returns for stock balancing and price protection rights, as well as other sales allowances, concurrently with the recognition of revenue. The provisions are established based upon consideration of a variety of factors, including, among other things, recent and historical return rates for both specific products and distributors, estimated distributor inventory levels by product, the impact of any new product releases and projected economic conditions. Actual product returns for stock balancing and price protection provisions incurred are, however, dependent upon future events, including the amount of stock balancing activity by distributors and the level of distributor inventories at the time of any price adjustments. The Company continually monitors the factors that influence the pricing of its products and distributor inventory levels and makes adjustments to these provisions when it believes actual returns and other allowances could differ from established reserves. The Company’s ability to recognize revenue upon shipment to distributors is predicated on its ability to reliably estimate future stock balancing returns. If actual experience or changes in market condition impairs the Company’s ability to estimate returns, it would be required to defer the recognition of revenue until the delivery of the product to the end-user. Allowances for estimated product returns amounted to approximately $3.0 million at December 31, 2003 and $10.5 million at December 31, 2002. The Company has not reduced and has no current plans to reduce its prices for inventory currently held by distributors or resellers. Accordingly, there were no reserves required for price protection at December 31, 2003 or December 31, 2002. The Company records estimated reductions to revenue for customer programs and incentive offerings including volume-based incentives. If market conditions were to decline, the Company could take actions to increase its customer incentive offerings, which could result in an incremental reduction to revenue at the time the incentive is offered.

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Foreign Currency

      The functional currency of each of the Company’s wholly-owned foreign subsidiaries is the U.S. dollar. Assets and liabilities of the subsidiaries are remeasured into U.S. dollars at year-end exchange rates, and revenues and expenses are remeasured at average rates prevailing during the year. Remeasurement and foreign currency transaction gains (losses) of approximately $2.4 million, $(1.1) million and $(2.4) million for the years ended December 31, 2003, 2002, and 2001, respectively, are included in other income (expense), net in the accompanying consolidated statements of income.

Derivatives and Hedging Activities

      In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations and amendments, the Company records derivatives as either assets or liabilities on the balance sheet and measures those instruments at fair value. For derivatives that are designated as and qualify as effective cash flow hedges, the portion of gain or loss on the derivative instrument effective at offsetting changes in the hedged item is reported as a component of accumulated other comprehensive income (loss) and reclassified into earnings as operating income (expense) when the hedged transaction affects earnings. For derivative instruments that are designated as and qualify as effective fair value hedges, the gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk is recognized in current earnings as interest income (expense) during the period of the change in fair values. Derivatives not designated as hedging instruments are adjusted to fair value through earnings as other income (expense) in the period the changes in fair value occur. The application of the provisions of SFAS No. 133 could impact the volatility of earnings.

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Advertising Expense

      The Company expenses advertising costs as incurred. The Company has cooperative advertising agreements with certain distributors and resellers whereby the Company will reimburse distributors and resellers for qualified advertising of Citrix products. Reimbursement is made once the distributor or reseller provides substantiation of qualified expenditures. The Company estimates the impact of this program and recognizes it at the time of product sale as a component of sales, marketing and support expenses in the accompanying consolidated statements of income. The Company recognized advertising expenses of approximately $13.5 million, $10.0 million and $11.1 million, during the years ended December 31, 2003, 2002 and 2001, respectively.

Income Taxes

      The Company estimates income taxes based on rates in effect in each of the jurisdictions in which it operates. Deferred income tax assets and liabilities are determined based upon differences between the financial statement and income tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The realization of deferred tax assets is based on historical tax positions and expectations about future taxable income. Valuation allowances are recorded related to deferred tax assets based on the “not more likely than not” criteria of SFAS No. 109, Accounting for Income Taxes.

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant estimates made by management include the provision for doubtful accounts receivables, provision for estimated returns for stock balancing and price protection rights, as well as other sales allowances, the valuation of the Company’s goodwill, net realizable value of core and product technology, the provision for income taxes and the amortization and depreciation periods for intangible and long-lived assets. While the Company believes that such estimates are fair when considered in conjunction with the consolidated financial position and results of operations taken as a whole, the actual amounts of such estimates, when known, will vary from these estimates.

Accounting for Stock-Based Compensation

      SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock Based Compensation, defines a fair value method of accounting for issuance of stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Pursuant to SFAS No. 123, companies are not required to adopt the fair value method of accounting for employee stock-based transactions. Companies are permitted to account for such transactions under

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, but are required to disclose in a note to the consolidated financial statements pro forma net income and per share amounts as if a company had applied the fair methods prescribed by SFAS No. 123.

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

      No stock-based employee compensation cost is reflected in net income, as all options granted under the Company’s plans had an exercise price equal to or above market value of the underlying common stock on the date of grant. Had compensation cost for the Company’s four stock-based compensation plans been determined based on the fair value at the grant dates for grants under those plans consistent with the method of SFAS No. 123, the Company’s cash flows would have remained unchanged, however net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	2003	2002	2001

	(In thousands, except per share
	information)
Net income (loss):
As reported	$126,943	$93,920	$105,260
Deduct: Total stock-based Employee compensation expense determined under fair value based method for all awards, net of related tax effects	(87,645)	(137,645)	(146,448)

Pro forma	$39,298	$(43,725)	$(41,188)

Basic earnings (loss) per share:
As reported	$0.77	$0.53	$0.57

Pro forma	$0.24	$(0.25)	$(0.22)

Diluted earnings (loss) per share:
As reported	$0.74	$0.52	$0.54

Pro forma	$0.23	$(0.25)	$(0.22)

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      For purposes of the pro forma calculations, the fair value of each option is estimated on the date of the grant using the Black-Scholes option-pricing model, assuming no expected dividends and the following assumptions:

	2003 Grants	2002 Grants	2001 Grants

Expected volatility factors	0.57 – 0.68	0.69	0.60
Approximate risk free interest rate	2.5% - 3.0%	4.0%	5.0%
Expected lives	4.70 - 4.75 years	4.60 years	4.68 years

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

      The determination of the fair value of all options is based on the assumptions described in the preceding paragraphs, and because additional option grants are expected to be made each year and forfeitures will occur when employees leave the Company, the above pro forma disclosures are not representative of pro forma effects on reported net income (loss) for future years. See Note 6 for more information regarding the Company’s stock option plans.

Earnings Per Share

      Basic earnings per share is calculated by dividing income available to shareholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share includes the potential impact of convertible securities and dilutive common share equivalents. Dilutive common share equivalents consist of shares issuable upon the exercise of certain stock options (calculated using the treasury stock method) and put warrants (calculated using the reverse treasury stock method). The reconciliation of the numerator and denominator of the earnings per share calculation is presented in Note 14.

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

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

use. The value of the respective purchased IPR&D was expensed at the time of the transaction and resulted in a pre-tax charge to the Company’s operations of approximately $2.6 million in 2001.

      In February 2000, the Company acquired all of the operating assets of the Innovex Group, Inc. (“Innovex”) for approximately $47.8 million. At the date of acquisition, the Company paid approximately $28.7 million in consideration and $0.2 million in transaction costs, respectively. Pursuant to the acquisition agreement, the remaining purchase consideration, plus interest, was contingently payable based on future events. During 2001, these contingencies were met, resulting in approximately $16.2 million of additional purchase price and $2.9 million in compensation paid to the former owners. Pursuant to the acquisition agreement, payment of $10.5 million of the contingent amounts and associated interest was made in August 2001 and $10.7 million was paid in 2002. There are no remaining contingent obligations.

      Each acquisition was accounted for under the purchase method of accounting. The consolidated financial statements reflect the operations of the acquired businesses for the periods after their respective dates of acquisition. The purchase consideration was allocated to the acquired assets and liabilities based on fair values as follows:

	Innovex	Sequoia

	(In thousands)
Net assets acquired	$2,259	$10,058
Purchased identifiable intangibles	9,908	46,775
Purchased in-process research and development	—	2,580
Goodwill	32,944	123,157

Total purchase consideration	$45,111	$182,570

4.  CASH AND INVESTMENTS

      Cash and cash equivalents and investments consists of the following:

	December 31,

	2003	2002

	(In thousands)
Cash and cash equivalents:
Cash	$67,419	$35,377
Municipal securities	126,146	60,953
Money market funds	50,293	35,573
Corporate securities	58,484	9,769
Commercial paper	—	1,028
Government securities	57,001	—

Cash and cash equivalents	$359,343	$142,700

Short-term investments:
Corporate securities	$236,067	$44,355
Government securities	14,666	29,781
Commercial paper	1,988	—
Municipal securities	250	3,077

Short-term investments	$252,971	$77,213

Long-term investments:
Corporate securities	$268,335	$351,065
Government securities	17,334	124,906
Municipal securities	—	23,294
Other	288	226

Long-term investments	$285,957	$499,491

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company has two AAA-rated zero coupon corporate securities classified as held-to-maturity investments that are carried at the combined accreted value of approximately $192.5 million and $180.4 million at December 31, 2003 and 2002, respectively. These securities mature on March 22, 2004. The Company does not recognize changes in fair value of the held-to-maturity investment unless a decline in the fair value is other-than-temporary, in which case the Company would recognize a loss in earnings. There have been no losses associated with the corporate securities to date. At December 31, 2003 and 2002, the fair value of the securities were $194.5 million and $180.2 million, respectively

      The Company’s other short and long-term investments are classified as available-for-sale and are recorded at fair value. Gross realized gains on sales of securities and other-than-temporary write downs of investments classified as available-for-sale, using the specific identification method, were $2.3 million for the year ended December 31, 2003. Gross realized gains and losses were $0.7 million and $2.8 million, respectively, for the year ended December 31, 2002. Gross realized losses on sales of securities during 2003 were not material. At December 31, 2003, the average original contractual maturity of the Company’s short-term available-for-sale investments was approximately 14 months. The Company’s long-term available-for-sale investments at December 31, 2003 include $267.2 million of investments with original contractual maturities ranging from one to five years and $18.0 million of investments with original contractual maturities ranging from five to 10 years. The average remaining maturities of the Company’s short and long-term available-for-sale investments at December 31, 2003 was five and 33 months, respectively. The Company also owns $0.3 million in equity investments not due at a single maturity date classified as long-term investments.

      The Company has investments in two instruments with an aggregate amount of $38 million that include structured credit risk features related to certain referenced entities. To date there have been no credit events resulting in losses to the Company for the underlying referenced entities. The Company separately accounts for changes in the fair value of the structured credit features of the investments and as of December 31, 2003 and 2002, there was no material change in fair value. In the event that there are future credit events that accrue to the Company, the Company’s investment will be reduced to fund the loss, not to exceed the principal value of the investment.

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

5.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

      Accounts payable and accrued expenses consist of the following:

	December 31,

	2003	2002

	(In thousands)
Accounts payable	$14,992	$11,913
Accrued compensation and employee benefits	25,528	19,200
Accrued cooperative advertising and marketing programs	9,964	11,872
Accrued taxes	37,253	20,543
Other	33,906	29,398

	$121,643	$92,926

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.  EMPLOYEE STOCK COMPENSATION AND BENEFIT PLANS

Stock Compensation Plans

      As of December 31, 2003, the Company has four stock-based compensation plans, which are described below. The Company grants stock options for a fixed number of shares to employees with an exercise price equal to or above the market value of the shares at the date of grant. As mentioned in Note 2, the Company applies the intrinsic value method under APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock plans and its stock purchase plan. However, the impact on the Company’s financial statements from the use of options is reflected in the calculation of earnings per share in the form of dilution (see Note 14).

Fixed Stock Option Plans

      The Company’s Amended and Restated 1995 Stock Plan (the “1995 Plan”) was originally adopted by the Board on September 28, 1995 and approved by the Company’s stockholders in October 1995. Under the terms of the 1995 Plan, the Company is authorized to grant incentive stock options (“ISOs”) and non-qualified stock options (“NSOs”), make stock awards and provide the opportunity to purchase stock to employees, directors and officers and consultants of the Company. The 1995 Plan, as amended, provides for the issuance of a maximum of 69,945,623 (as adjusted for stock splits) shares of Common Stock, plus, effective January 1, 2001 and each year thereafter, a number of shares of Common Stock equal to 5% of the total number of shares of Common Stock issued and outstanding as of December 31 of the preceding year. Under the 1995 Plan, a maximum of 60,000,000 ISOs may be granted and ISOs must be granted at exercise prices no less than fair market value at the date of grant, except for ISOs granted to employees who own more than 10% of the Company’s combined voting power, for which the exercise prices will be no less than 110% of the market value at the date of grant. NSOs, stock awards or stock purchases may be granted or authorized, as applicable, at prices no less than the minimum legal consideration required. Under the 1995 Plan, as amended, ISOs must be granted at exercise prices no less than market value at the date of grant; provided, however, that if an NSO is expressly granted in lieu of a reasonable amount of salary or cash bonus, the exercise price may be equal to or greater than 85% of the fair market value at the date of such grant. ISOs and NSOs expire ten years from the date of grant. All options are exercisable upon vesting. The options typically vest over four years at a rate of 25% of the shares underlying the option one year from the date of grant and at a rate of 2.08% monthly thereafter.

      The Company’s Second Amended and Restated 2000 Director and Officer Stock Option and Incentive Plan (the “2000 Plan”) was originally adopted by the Board of Directors and approved by the Company’s stockholders on May 18, 2000. Under the terms of the 2000 Plan, the Company is authorized to make stock awards, provide eligible individuals with the opportunity to purchase stock, grant ISOs and grant NSOs to officers and directors of the Company. The 2000 Plan provides for the issuance of up to 4,000,000 shares, plus, effective on January 1, 2001, on January 1 of each year, a number of shares of Common Stock equal to one-half of one percent (0.5%) of the total number of shares of Common Stock issued and outstanding as of December 31 of the preceding year. Notwithstanding the foregoing, the maximum number of stock options that may be issued pursuant to the 2000 Plan shall be equal to the maximum number of stock options issuable under the 2000 Plan at any time less 500,000 stock options, and no more than 3,000,000 shares of Common Stock may be issued pursuant to the exercise of incentive stock options granted under the 2000 Plan. Under the 2000 Plan, ISOs must be granted at exercise prices no less than market value at the date of grant, provided however, that if an NSO is expressly granted in lieu of a reasonable amount of salary or cash bonus, the exercise price may be equal to or greater than 85% of the fair market value at the date of such grant. ISOs and NSOs expire ten years from date of grant. All options are exercisable upon vesting. The options typically vest over four years at a rate of 25% of the shares underlying the option one year from date of grant and at a rate of 2.08% monthly thereafter.

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Amended and Restated 1995 Non-Employee Director Stock Option Plan (the “Director Option Plan”) was originally adopted by the Board of Directors on September 28, 1995 and approved by the Company’s stockholders in October 1995. The Director Option Plan provides for the grant of options to purchase a maximum of 3,600,000 (as adjusted for stock splits) shares of Common Stock of the Company to non-employee directors of the Company.

      Pursuant to the Director Option Plan, each non-employee director is eligible to receive an initial grant of an option to purchase 60,000 shares of Common Stock and an annual grant of an option to purchase 20,000 shares of Common Stock on the first business day of the month following the Annual Meeting of Stockholders, provided that no annual grant shall be granted to any non-employee director in the same calendar year that such person received his or her initial grant. The initial grant vests 1/3 after the conclusion of the first year and 1/36 per month over the remaining two years. The annual grant vests in equal monthly increments over a period of one year. All options granted under the Director Option Plan have an exercise price equal to the fair market value of the Common Stock on the date of grant and a term of ten years from the date of grant. Options are exercisable to the extent vested only while the optionee is serving as a director of the Company or within 90 days after the optionee ceases to serve as a director of the Company.

      A summary of the status and activity of the Company’s fixed stock option plans is as follows:

	Year Ended December 31,

	2003		2002		2001

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	41,220,517	$24.51	39,596,278	$28.92	43,288,840	$25.67
Granted at market value	5,574,808	16.19	9,274,497	9.98	8,351,092	30.68
Granted above market value	348,500	12.00	355,626	17.92	—	—
Exercised	(4,722,911)	11.64	(550,791)	6.12	(8,545,575)	13.27
Forfeited	(4,199,324)	28.14	(7,455,093)	30.86	(3,498,079)	31.06

Outstanding at end of year	38,221,590	24.56	41,220,517	24.51	39,596,278	28.92

Options exercisable at end of year	25,044,225	28.76	24,101,550	27.01	18,140,094	26.02

Weighted-average fair value of options granted during the year at market value		$8.68		$5.80		$16.63
Weighted-average fair value of options granted during the year above market value		6.71		8.57		—

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Information about stock options outstanding as of December 31, 2003 is as follows:

	Options Outstanding			Options Exercisable

		Weighted		Options
	Options	Average	Weighted	Exercisable	Weighted
Range of	Outstanding at	Remaining	Average	at	Average
Exercise Prices	December 31, 2003	Contractual Life	Exercise Price	December 31, 2003	Exercise Price

$2.49 to $ 8.27	4,018,032	8.05	$5.65	1,188,138	$5.48
$8.32 to $ 12.00	3,835,865	7.58	$10.91	1,513,146	$9.57
$12.25 to $ 15.25	3,625,892	7.38	$14.37	1,563,896	$14.45
$15.34 to $ 16.94	4,020,721	5.91	$15.95	3,428,787	$15.94
$17.39 to $ 19.66	3,884,586	7.57	$18.54	1,630,491	$19.19
$19.69 to $ 24.19	4,287,845	6.85	$22.17	2,957,337	$22.24
$24.38 to $ 25.44	4,392,444	5.63	$25.20	4,330,826	$25.21
$25.55 to $ 35.01	3,370,392	6.14	$29.58	2,872,925	$29.61
$35.49 to $ 48.44	3,588,967	7.14	$38.08	2,527,689	$39.17
$53.38 to $104.00	3,196,846	5.86	$76.27	3,030,990	$76.42

	38,221,590	6.81	$24.56	25,044,225	$28.76

Stock Purchase Plan

      The Third Amended and Restated 1995 Employee Stock Purchase Plan (the “1995 Purchase Plan”) was originally adopted by the Board of Directors on September 28, 1995 and approved by the Company’s stockholders in October 1995. The 1995 Purchase Plan provides for the issuance of a maximum of 9,000,000 shares of Common Stock upon the exercise of non-transferable options granted to participating employees. All U.S.-based employees of the Company whose customary employment is 20 hours or more per week and more than five months in any calendar year, and employees of certain international subsidiaries, are eligible to participate in the 1995 Purchase Plan. Employees who would immediately after the grant own 5% or more of the Company’s Common Stock and directors who are not employees of the Company, may not participate in the 1995 Purchase Plan. To participate in the 1995 Purchase Plan, an employee must authorize the Company to deduct an amount (not less than 1% nor more than 10% of a participant’s total cash compensation, up to a maximum of $25,000) from his or her pay during six-month periods (each a “Plan Period”).

      The maximum number of shares of Common Stock an employee may purchase in any Plan Period is 6,000 shares subject to certain other limitations. The exercise price for the option for each Plan Period is 85% of the lesser of the market price of the Common Stock on the first or last business day of the Plan Period. If an employee is not a participant on the last day of the Plan Period, such employee is not entitled to exercise his or her option, and the amount of his or her accumulated payroll deductions are refunded. An employee’s rights under the 1995 Purchase Plan terminate upon his or her voluntary withdrawal from the 1995 Purchase Plan at any time or upon termination of employment. In January 2002, the 1995 Purchase Plan was amended to change the Plan Periods to avoid automatic purchases of shares of Common Stock from being made during the Company’s regular black-out periods. Under the 1995 Purchase Plan, the Company issued 473,002 shares, 248,027 shares and 213,907 shares in 2003, 2002, and 2001, respectively.

Benefit Plan

      The Company maintains a 401(k) benefit plan (the “Plan”) allowing eligible U.S.-based employees to contribute up to 60% of their annual compensation, limited to an annual maximum amount as set periodically by the Internal Revenue Service. The Company, at its discretion, may contribute up to $0.50 of each dollar of employee contribution, limited to a maximum of 6% of the employee’s annual compensation. The Company’s

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

matching contributions for 2003, 2002 and 2001 were $2.0 million, $2.0 million and $1.8 million, respectively. The Company’s contributions vest over a four-year period at 25% per year.

7.  CAPITAL STOCK

Common Stock

      The Company has reserved for future issuance 75,246,184 shares of Common Stock for the exercise of stock options outstanding or available for grant and 10,880,486 shares for the conversion of the zero coupon convertible debentures into Common Stock.

Stock Repurchase Programs

      In April 1999, the Company’s board of directors authorized an ongoing stock repurchase program. During 2003, the Company’s board of directors authorized the repurchase of an additional $200 million under its stock repurchase program, increasing the total authority to $800 million, the objective of which is to manage actual and anticipated dilution. At December 31, 2003, approximately $163.9 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock.

      The Company is authorized to make open market purchases of its common stock using general corporate funds. Additionally, from time to time, the Company has entered into structured stock repurchase arrangements with large financial institutions using general corporate funds as part of its share repurchase program in order to lower the average cost to acquire shares. Some of these programs include terms that require the Company to make up front payments to the counter-party financial institution and result in the receipt of shares or a return of our payments at the maturity of the agreement, depending on market conditions. The Company has also sold put warrants that entitled the holder of each warrant to sell to the Company, generally by physical delivery, one share of its common stock at a specified price.

      The terms of certain put warrants and other repurchase transactions outstanding at December 31, 2002 required that put warrants and common stock subject to repurchase be presented separately in our December 31, 2002 balance sheet. Upon settlement, the 2002 transactions were reclassified to stockholders’ equity when the transactions matured or expired. There were no put warrant obligations outstanding at December 31, 2003.

      The Company expended an aggregate of $123.9 million and $161.1 million during 2003 and 2002, respectively, net of premiums received, under all stock repurchase transactions. During 2003, the Company took delivery of a total of 8,859,381 shares of outstanding common stock with an average per share price of $15.86; and during 2002, the Company took delivery of a total of 17,840,197 shares of outstanding common stock with an average per share price of $11.83. Some of these shares were received pursuant to prepaid programs. Since inception of the stock repurchase programs, the average cost of shares acquired was $16.28 per share compared to an average close price during open trading windows of $19.57 per share. As of December 31, 2003, the Company is a party to a contract that expires on or before March 29, 2004 and provides that for up front payments of $40 million, the Company will receive a number of shares at monthly intervals based on the average closing price during the contract term less a specified discount. Due to the fact that the total shares to be received for the open repurchase agreements at December 31, 2003 is not determinable until the contracts mature in 2004, the above price per share amounts exclude the remaining shares subject to the agreements.

Preferred Stock

      The Company is authorized to issue 5,000,000 shares of preferred stock, $0.01 par value per share. The Company has no present plans to issue such shares.

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.  CONVERTIBLE SUBORDINATED DEBENTURES

      In March 1999, the Company sold $850 million principal amount at maturity of its zero coupon convertible subordinated debentures (the “Debentures”) due March 22, 2019, in a private placement. The Debentures were priced with a yield to maturity of 5.25% and resulted in net proceeds to the Company of approximately $291.9 million, net of original issue discount and net of debt issuance costs of $9.6 million. Except under limited circumstances, no interest will be paid on the Debentures prior to maturity. The Debentures are convertible at the option of the security holder at any time on or before the maturity date at a conversion rate of 14.0612 shares of the Company’s Common Stock for each $1,000 principal amount at maturity of Debentures, subject to adjustment in certain events. The Company could redeem the Debentures on or after March 22, 2004. Holders could require the Company to repurchase the Debentures, on fixed dates and at set redemption prices (equal to the issue price plus accrued original issue discount), beginning on March 22, 2004. In October 2000, the Board of Directors approved a program authorizing the Company to repurchase up to $25 million of the Debentures in open market purchases. Additionally, in April 2002, the Board of Directors granted additional authority of $100 million to the Company to repurchase Debentures through private transactions, bringing the total repurchase authority to $125 million. The Board of Directors’ authorization to repurchase the Debentures allows the Company to repurchase Debentures when market conditions are favorable. As of December 31, 2003, 76,000 units of the Company’s Debentures representing $76.0 million in principal amount at maturity, have been repurchased under these programs for $29.9 million. During 2002, the Company early adopted the provisions of SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections, and accordingly, the Company recorded a gain of approximately $1.6 million during 2002 as a result of Debenture repurchases since the date of adoption and is reflected in general and administrative expenses in the accompanying consolidated income statements. During February 2004 the Company notified holders of the debentures of its intent to redeem all of the outstanding Debentures. For more information see Note 17.

9.  FAIR VALUES OF FINANCIAL INSTRUMENTS

      The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair value due to the short maturity of these items. The Company’s investments classified as available-for-sale securities are carried at fair value on the accompanying consolidated balance sheets based primarily on quoted market prices for such financial instruments. The aggregate fair value of the Company’s available-for-sale investments was $346.4 million and $396.3 million at December 31, 2003 and 2002, respectively. The Company’s held-to-maturity investments had a carrying value of $192.5 million and $180.4 million at December 31, 2003 and 2002, respectively, and an aggregate fair value of $194.5 million and $180.2 million at December 31, 2003 and 2002, respectively, based on dealer quotation. The carrying amount of the Company’s Debentures at December 31, 2003 and 2002 were approximately $351.4 million and $333.5 million, respectively. The fair value of the Debentures, based on the quoted market price as of December 31, 2003 and 2002 were approximately $355.9 million and $334.0 million, respectively.

10.  COMMITMENTS AND CONTINGENCIES

      The Company leases certain office space and equipment under various operating leases. In addition to rent, the leases require the Company to pay for taxes, insurance, maintenance and other operating expenses. Certain of these leases contain stated escalation clauses while others contain renewal options.

      Rental expense for the years ended December 31, 2003, 2002 and 2001 totaled approximately $16.4 million, $24.4 million and $17.1 million, respectively. Rental expense for 2002 includes lease losses associated with the vacancy of certain of the Company’s leased properties, as discussed below. Sublease income for the years ended December 31, 2003 and 2002 was approximately $2.0 million and $1.7 million, respectively. There was no sublease income during 2001. Lease commitments under non-cancelable operating leases with initial or

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

remaining terms in excess of one year and sublease income associated with non-cancelable subleases, including estimated future payments under the Company’s synthetic lease arrangement, are as follows:

	Operating	Sublease
	Leases	Income

	(In thousands)
Years ending December 31,
2004	$17,514	$2,408
2005	15,969	732
2006	15,877	398
2007	12,854	316
2008	10,575	306
Thereafter	42,676	—

	$115,465	$4,160

      The Company is a party to a synthetic lease arrangement totaling approximately $61.0 million for its corporate headquarters office space in Fort Lauderdale, Florida. The synthetic lease represents a form of off-balance sheet financing under which an unrelated third party lessor funded 100% of the costs of acquiring the property and leases the asset to the Company. The synthetic lease qualifies as an operating lease for accounting purposes and as a financing lease for tax purposes. The Company does not include the property or the lease debt as an asset or a liability in its consolidated balance sheets. Consequently, payments made pursuant to the lease are recorded as operating expenses in the Company’s consolidated statements of income. The Company entered into the synthetic lease in order to lease its headquarters properties under more favorable terms than under its previous lease arrangements.

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

      The synthetic lease includes certain financial covenants including a requirement for the Company to maintain a pledged balance of approximately $63.0 million in cash and/or investment securities as collateral. The Company manages the composition of the pledged investments and investment earnings are available for operating purposes. Additionally, the Company must maintain a minimum net cash and investment balance, less the Company’s Debentures, collateralized investments and equity investments, of $100.0 million, as of the end of each fiscal quarter. As of December 31, 2003, the Company had approximately $300.1 million in cash and investments in excess of those required levels. The synthetic lease includes non-financial covenants, including the maintenance of the properties and adequate insurance, prompt delivery of financial statements to the lender of the lessor and prompt payment of taxes associated with the properties. As of December 31, 2003, the Company was in compliance with all material provisions of the arrangement.

      In January 2003, the FASB issued FASB Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities, which addresses the consolidation of variable interest entities in which an enterprise absorbs a

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. In December 2003, the FASB issued FIN No. 46 (revised). FIN No. 46 (revised) is effective immediately for certain disclosure requirements and variable interest entities referred to as special-purpose entities for periods ending after December 15, 2003 and for all types of entities for financial statements for periods ending after March 15, 2004. The Company has determined that it is not required to consolidate the lessor, the leased facility or the related debt upon the adoption of FIN No. 46, as amended. Accordingly, there was no impact on its financial position, results of operations or cash flows from adoption. However, if the lessor were to change its ownership of the property or significantly change its ownership of other properties that it currently holds, the Company could be required to consolidate the entity, the leased facility and the debt in a future period.

      During 2002 and 2001, the Company took actions to consolidate certain of its offices, including the exit of certain leased office space and the abandonment of certain leasehold improvements. Lease obligations related to these existing operating leases continue to 2025 with a total remaining obligation at December 31, 2003 of approximately $29.7 million, of which $4.8 million, net of anticipated sublease income, was accrued for as of December 31, 2003, and is reflected in accrued expenses in the accompanying consolidated financial statements. In calculating this accrual, the Company made estimates, based on market information, including the estimated vacancy periods and sublease rates and opportunities. If actual circumstances prove to be materially worse than management has estimated, the total charges for these vacant facilities could be significantly higher.

11.  INCOME TAXES

      The United States and foreign components of income before income taxes are as follows:

	2003	2002	2001

	(In thousands)
United States	$45,820	$33,865	$57,096
Foreign	114,867	79,292	95,455

Total	$160,687	$113,157	$152,551

      The components of the provision for income taxes are as follows:

	2003	2002	2001

	(In thousands)
Current:
Federal	$20,887	$13,786	$38,469
Foreign	5,435	5,389	6,319
State	6,079	4,280	3,566

Total current	32,401	23,455	48,354
Deferred	1,343	(4,218)	(1,063)

Total provision for income taxes	$33,744	$19,237	$47,291

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The significant components of the Company’s deferred tax assets and liabilities consisted of the following:

	December 31,

	2003	2002

	(In thousands)
Deferred tax assets:
Acquired technology	$16,348	$16,463
Accruals and reserves	4,826	4,901
Depreciation and amortization	413	2,587
Tax credits	24,612	21,824
Net operating losses	8,999	8,896
Other	10,408	9,184
Valuation allowance	(2,145)	—

Total deferred tax assets	63,461	63,855
Deferred tax liabilities:
Foreign earnings	(8,753)	(8,753)

Total deferred tax liabilities	(8,753)	(8,753)

Total net deferred tax assets	$54,708	$55,102

      SFAS No. 109, Accounting for Income Taxes, requires a valuation allowance to reduce the deferred tax assets reported if, it is not more likely than not that some portion or all of the deferred tax assets will be realized. During 2003, the Company has recorded a valuation allowance of approximately $2.1 million relating to deferred tax assets for foreign tax credit carryovers.

      During the years ended December 31, 2003, 2002, and 2001, the Company recognized tax benefits related to the exercise of employee stock options in the amount of $10.3 million, $25.7 million, and $28.0 million, respectively. These benefits were recorded to additional paid-in capital. At December 31, 2003, the Company had approximately $44.3 million of additional U.S. net operating loss carryforwards resulting from stock options, a substantial portion of which begins to expire in 2020. The Company will record the benefit of the net operating loss carryforwards generated from the exercise of employee stock options, in the period that the net operating loss carryforwards are utilized.

      At December 31, 2003, the Company had $23.1 million of remaining net operating loss carryforwards from prior year acquisitions. The utilization of these net operating loss carryforwards are limited in any one year pursuant to Internal Revenue Code Section 382 and begin to expire in 2010.

      At December 31, 2003, the Company had research and development tax credit carryforwards of approximately $6.9 million that expire beginning in 2018. The Company had foreign tax credit carryforwards of approximately $15.6 million at December 31, 2003 that expire beginning in 2004. Additionally, the Company had alternative minimum tax credit carryforwards of approximately $2.1 million at December 31, 2003 that have no expiration date.

      The Company does not expect to remit earnings from its foreign subsidiaries. Accordingly, during 2003 and 2002 the Company did not provide for deferred taxes on foreign earnings.

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A reconciliation of the Company’s effective tax rate to the statutory federal rate is as follows:

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Federal statutory taxes	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	3.8	3.8	3.8
Foreign operations	(21.7)	(17.9)	(20.2)
Intangible assets	—	—	7.4
Other permanent differences	1.7	0.5	1.8
Tax credits	(1.7)	(7.6)	(0.8)
Other	2.6	3.2	4.0
Change in valuation allowance	1.3	—	—

	21.0%	17.0%	31.0%

      The Company’s tax provision is based on expected income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates. In the ordinary course of global business, there are transactions for which the ultimate tax outcome is uncertain, thus judgment is required in determining the worldwide provision for income taxes and the associated realizability of deferred tax assets and liabilities. The Company adjusts its provision as appropriate for changes that impact its underlying judgments and tax filing positions.

12.  GEOGRAPHIC INFORMATION AND SIGNIFICANT CUSTOMERS

      The Company operates in a single market consisting of the design, development, marketing, sales and support of access infrastructure software and services for enterprise applications. The Company’s revenues are derived from sales in the Americas, EMEA and Asia-Pacific regions. These three geographic regions constitute the Company’s reportable segments.

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

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Net revenues and segment profit for 2003, 2002 and 2001 classified by the major geographic area in which the Company operates, are presented below.

	2003	2002	2001

	(In thousands)
Net revenues:
Americas	$291,470	$255,438	$289,017
EMEA	243,890	209,520	216,766
Asia-Pacific	53,265	48,408	46,016
Other(1)	—	14,082	39,830

Consolidated	$588,625	$527,448	$591,629

Segment profit:
Americas	$158,781	$122,553	$163,621
EMEA	151,557	123,126	134,096
Asia-Pacific	18,364	18,839	22,880
Other(1)	—	14,082	39,830
Unallocated expenses(2):
Amortization of intangibles	(11,336)	(11,296)	(48,831)
In-process research and development	—	—	(2,580)
Research and development	(64,443)	(68,923)	(67,699)
Net interest and other income	6,298	9,297	19,200
Other corporate expenses	(98,534)	(94,521)	(107,966)

Consolidated income before income taxes	$160,687	$113,157	$152,551

(1)	Represents royalty fees in connection with the Microsoft Development Agreement, which expired in May 2002.
(2)	Represents expenses presented to management only on a consolidated basis and not allocated to the geographic operating segments.

      Identifiable assets classified by major geographic area in which the Company operates are shown below. Long-lived assets consist of property, plant and equipment, net:

	December 31,

	2003	2002

	(In thousands)
Identifiable assets:
Americas	$975,054	$752,841
EMEA	328,689	378,831
Asia-Pacific	41,196	29,859

Total identifiable assets	$1,344,939	$1,161,531

Long-lived assets, net:
United States	$29,917	$38,089
United Kingdom	31,821	33,663
Other foreign countries	4,099	4,782

Total long-lived assets, net	$65,837	$76,534

      To purchase certain investments during 2002, the Company initiated an inter-segment loan whereby the Americas transferred approximately $134 million to EMEA. This loan was repaid during early 2003. The

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

increase in the Americas identifiable assets and decrease in EMEA’s identifiable assets is primarily the result of this loan repayment.

      Export revenue represents shipments of finished goods and services from the United States to international customers, primarily in Latin America and Canada. Shipments from the United States to international customers for 2003, 2002 and 2001 were $24.3 million, $25.3 million and $21.4 million, respectively.

      The Company had net revenue attributed to individual distributors in excess of 10% of total net sales as follows. There were no individual end-customers that represented greater than 10% of net sales for any of the years presented.

	Year Ended
	December 31,

	2003	2002	2001

Distributor A	13%	13%	13%
Distributor B	9%	10%	10%

13.  DERIVATIVE FINANCIAL INSTRUMENTS

      Cash Flow Hedges. At December 31, 2003 and 2002, the Company had in place foreign currency forward sale contracts with a notional amount of $37.2 million and $48.9 million, respectively, and foreign currency forward purchase contracts with a notional amount of $160.9 million and $128.4 million, respectively. The fair value of these contracts at December 31, 2003 and 2002 were assets of $12.8 million and $6.3 million, respectively and liabilities of $4.9 million and $2.7 million, respectively. A substantial portion of the Company’s anticipated overseas expense and capital purchasing activities will be transacted in local currencies. To protect against reductions in value and the volatility of future cash flows caused by changes in currency exchange rates, the Company has established a program that uses forward foreign exchange contracts to reduce a portion of its exposure to these potential changes. The terms of these instruments, and the hedging transactions to which they relate, generally do not exceed 12 months. Currencies hedged are Euros, British pounds sterling, Australian dollars, Swiss francs and Japanese yen. There was no material ineffectiveness of the Company’s foreign currency forward contracts for 2003, 2002 or 2001.

      In order to manage its exposure to interest rate risk, in November 2001, the Company entered into an interest rate swap instrument with a notional amount of $174.6 million that was to expire in March 2004. The swap converted the floating rate return on certain of the Company’s available for sale investment securities to a fixed interest rate. In October 2002, the Company terminated this interest rate swap instrument. Upon termination, the Company received a cash payment of $9.2 million as settlement under the swap instrument. The swap was previously accounted for as an effective cash flow hedge, and in accordance with the provisions of SFAS No. 133, the remaining amount in accumulated other comprehensive income of approximately $2.4 million was recognized in interest income through the remaining holding period of the underlying investments in 2002.

      In connection with the efforts to manage the credit quality and maturities of its available-for-sale investment portfolio, during 2001 the Company terminated a forward bond purchase agreement previously designated as a hedge of forecasted purchases of corporate security investments. As a result, the Company recorded a realized gain of $1.4 million, which is included in other income (expense), net on the 2001 consolidated statement of income. At the time of the sale, the Company realized approximately $0.5 million of amounts previously classified in accumulated other comprehensive loss.

      Fair Value Hedges. The Company uses interest rate swap instruments to hedge against the change in fair value of certain of its available-for-sale securities due to changes in interest rates. The instruments have an aggregate notional amount of $182.4 million related to specific available-for-sale securities and expire on

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

various dates through September 2008. Each of the instruments swap the fixed rate interest on the underlying investments for a variable rate based on the London Interbank Offered Rate (“LIBOR”) plus a specified margin. During 2003, the Company sold $104 million of the underlying fixed rate available-for-sale securities and discontinued hedge accounting for the related $104 million of the interest rate swaps. Changes in the fair value of the swap instruments are recorded in earnings along with related designated changes in the value of the underlying investments. The fair value of the instruments at December 31, 2003 and 2002 were liabilities of approximately $4.2 million and $3.4 million, respectively. Changes in the fair value of these derivatives are recorded in earnings. There was no material ineffectiveness of the Company’s interest rate swaps for the years ended December 31, 2003, 2002 or 2001.

      Derivatives not Designated as Hedges. The Company utilizes credit default contracts for investment purposes that either do not qualify or are not designated for hedge accounting treatment under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations. Accordingly, changes in the fair value of these contracts are recorded in other income (expense), net, if any. Under the terms of these contracts, the Company assumes the default risk, above a certain threshold, of a portfolio of specified referenced issuers in exchange for a fixed yield that is recorded in interest income. In the event of default by underlying referenced issuers above specified amounts, the Company will pay the counterparty an amount equivalent to its loss, not to exceed the notional value of the contract. The primary risk associated with these transactions is the default risk of the underlying issuers. The risk levels of these instruments are equivalent to “AAA” and “Super AAA” single securities. The purpose of the credit default contracts is to provide additional yield on certain of the Company’s underlying available-for-sale investments.

      The Company is a party to three credit default contracts that have an aggregate notional amount of $75.0 million and expire on various dates through March 2008. The Company is also a party to a credit default contract that has an aggregate notional amount of $195.4 million and expires on March 22, 2004. At December 31, 2003, the Company has pledged approximately $83.6 million of investment securities as collateral for these contracts. The Company maintains the ability to manage the composition of the pledged investments and investment earnings are available for operating purposes. Accordingly, these securities are not reflected as restricted investments in the accompanying consolidated balance sheets. The fixed yield earned on these contracts during 2003 and 2002 is included in interest income in the accompanying consolidated statements of income. To date there have been no credit events resulting in losses to the Company for the underlying referenced entities. As of December 31, 2003, the fair value of these contracts was not material.

      As of December 31, 2003 and 2002, the Company had $12.8 million and $6.3 million of derivative assets, respectively, and $9.4 million and $6.2 million of derivative liabilities, respectively, representing the fair values of the Company’s outstanding derivative instruments, which are recorded in other current assets, other assets and accrued expenses in the accompanying consolidated balance sheets. The change in derivatives recognized in other comprehensive income includes unrealized gains (losses) that arose from changes in market value of derivatives that were held during the period, and gains (losses) that were previously unrealized, but have been recognized in current period net income due to termination or maturities of derivative contracts. This reclassification has no effect on total comprehensive income or stockholders’ equity. The following table presents these components of other comprehensive income, net of tax for the Company’s derivative instruments (in thousands):

	For the Year Ended
	December 31,

	2003	2002	2001

Unrealized gains on derivative instruments	$11,200	$9,091	$84
Reclassification of realized gains	(7,528)	(5,663)	—

Net increase in other comprehensive income due to derivative instruments	$3,672	$3,428	$84

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.  EARNINGS PER SHARE

      The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,

	2003	2002	2001

	(In thousands, except per share
	Information)
Numerator:
Net income	$126,943	$93,920	$105,260

Denominator:
Denominator for basic earnings per share — weighted average shares	165,323	177,428	185,460
Effect of dilutive securities:
Put warrants	—	3	—
Employee stock options	6,124	1,928	9,038

Denominator for diluted earnings per share — adjusted weighted-average shares	171,447	179,359	194,498

Basic earnings per share	$0.77	$0.53	$0.57

Diluted earnings per share	$0.74	$0.52	$0.54

Antidilutive weighted shares	41,216	50,919	45,454

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

      In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures in its financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with this standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS No. 150 generally is effective for financial instruments created or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS No. 150 and there was no material impact on its financial position, results of operations or cash flows from adoption.

      In November 2002, the FASB’s Emerging Issues Task Force (“EITF”) reached a final consensus on Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, which is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Under EITF Issue No. 00-21, revenue arrangements with multiple deliverables are required to be divided into separate units of

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accounting under certain circumstances. The Company adopted EITF Issue No. 00-21 on July 1, 2003, and such adoption did not have a material effect on its consolidated financial statements.

      In December 2003, the SEC issued Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, which codifies, revises and rescinds certain sections of SAB No. 101, Revenue Recognition, in order to make this interpretive guidance consistent with current authoritative guidance. The changes noted in SAB No. 104 did not have a material impact upon the Company’s financial position, cash flows or results of operations.

16.  LEGAL MATTERS

      The Company is a defendant in various litigation matters generally arising out of the normal course of business. Although it is difficult to predict the ultimate outcome of these cases, management believes, based on discussions with counsel, that any ultimate liability would not materially affect the Company’s business, financial position, result of operations or cash flows.

17.  SUBSEQUENT EVENTS

      Redemption of Convertible Subordinated Debentures. On February 19, 2004, the Company notified all holders of the Debentures of its intent to call all of the outstanding Debentures on March 22, 2004. As of the notice date, debentures in an aggregate principal amount of approximately $773.8 million were outstanding. The aggregate redemption price of the Debentures will be approximately $355.7 million. The Company currently intends to use the proceeds from the maturity of our two AAA-rated zero coupon corporate securities classified as held-to-maturity investments that mature on March 22, 2004 to fund the majority of the aggregate redemption price. The Company believes that its cash on hand and the sale of certain available-for-sale investments will be sufficient to fund balance of the aggregate redemption price. Additionally, at the date of redemption, the Company will incur a charge for the associated prepaid debt issuance costs of approximately $7.2 million, which will be reflected in other income (expense), net in March 2004.

      Acquisition of Expertcity. On December 18, 2003, the Company entered into a merger agreement with Expertcity, a market leader in Web-based desktop access as well as a leader in Web-based training and customer assistance products. On February 27, 2004, the Company acquired all of the issued and outstanding capital stock of Expertcity. The results of operations of Expertcity will be included in the Company’s results of operations beginning after February 27, 2004.

      The consideration for this transaction was approximately $231 million, comprised of approximately $112.6 million in cash and approximately 5.6 million shares of the Company’s common stock valued at approximately $118.4 million. The merger agreement provides for additional purchase price consideration of up to approximately 0.6 million shares of Citrix common stock to be issued to the Expertcity stockholders in the event certain revenue and other financial milestones are achieved by the Expertcity business in 2004. For purposes of calculating the number of shares of Citrix common stock issued to the Expertcity stockholders, the merger agreement provides that shares of Citrix common stock issued as initial consideration or as additional purchase price consideration be valued on the average closing price of the Company’s common stock for ten consecutive trading days ending two trading days prior to the closing of the merger, or approximately $20.12 per share. Additional purchase price consideration earned by the Expertcity stockholders, if any, will be calculated by dividing the amount earned pursuant to the merger agreement by approximately $20.12 per share. The fair value of the shares issued as additional purchase price consideration, if any, will be based on the market value of the Company’s common stock at the date that the shares are earned. In addition to the purchase price, there were direct transaction costs associated with the merger of approximately $4.0 million. Additional purchase price payments, if any, and direct transaction costs associated with the merger are expected to be recorded to goodwill.

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Independent valuation specialists are conducting a valuation in order to assist the Company in determining the fair values of a significant portion of Expertcity’s net assets. The work being performed by the independent valuation specialists was considered in management’s preliminary allocation of the purchase price summarized below.

      Under the purchase method of accounting, the total estimated purchase price was allocated to Expertcity’s net tangible and intangible assets based on their estimated fair values as of the date of the completion of the acquisition. Due to the preliminary nature of the allocation, amounts may be adjusted when the valuation is finalized, in accordance with SFAS No. 141, Business Combinations. The estimated purchase price is preliminarily allocated as follows (in thousands):

	Preliminary
	Purchase Price	Asset
	Allocation	Life

Net assets acquired	$4,000	N/A
Intangible assets	49,000	2-7 years
Purchased in-process research and development	20,000	Expected to be expensed in 2004
Goodwill	162,000	Indefinite

Total purchase consideration, including direct transaction costs	$235,000

      Net assets acquired from Expertcity consisted mainly of cash and investments, accounts receivable, deferred revenues and other current liabilities.

      The fair values used in the preliminary purchase price allocation were based on estimated discounted future cash flows, royalty rates and historical data, among other information. The estimated purchased in-process research and development is expected to be expensed immediately upon closing of the merger in accordance with FIN No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method due to the fact that it pertains to technology that was not currently technologically feasible, meaning it had not reached the working model stage, did not contain all of the major functions planned for the product, was not ready for initial customer testing and had no alternative future use.

      The Company expects to record approximately $162 million of goodwill resulting from the acquisition, which will not be deductible for tax purposes.

SUPPLEMENTAL FINANCIAL INFORMATION

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total Year

	(In thousands, except per share amounts)
2003
Net revenues	$143,491	$143,049	$144,341	$157,744	$588,625
Gross margin	138,760	138,013	138,991	152,825	568,589
Income from operations	37,928	35,498	38,716	42,247	154,389
Net income	30,329	29,344	30,995	36,275	126,943
Basic earnings per common share	0.18	0.18	0.19	0.22	0.77
Diluted earnings per common share	0.18	0.17	0.18	0.21	0.74
2002
Net revenues	$142,310	$117,456	$118,898	$148,784	$527,448
Gross margin	137,558	112,698	114,523	143,639	508,418
Income from operations	30,942	10,276	17,368	45,274	103,860
Net income	26,689	10,849	16,815	39,567	93,920
Basic earnings per common share	0.14	0.06	0.10	0.23	0.53
Diluted earnings per common share	0.14	0.06	0.10	0.23	0.52(a	)

(a)	The sum of the quarterly earnings per share amounts do not add to the annual earnings per share amount due to the weighting of common and common equivalent shares outstanding during each of the respective periods.

CITRIX SYSTEMS, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

		Charged
		(Credited)	Charged				Balance
	Beginning	to Costs and	to Other				at End
	of Period	Expenses	Accounts		Deductions		of Period

	(In thousands)
2003
Deducted from asset accounts:
Allowance for doubtful accounts	$6,050	$522	$—		$3,208	(2)	$3,364
Allowance for returns	10,488	—	3,825	(1)	11,312	(4)	3,001
Allowance for inventory obsolescence	504	(4)	—		371		129
Valuation allowance for deferred tax assets	—	2,145	—		—		2,145
2002
Deducted from asset accounts:
Allowance for doubtful accounts	$3,726	$3,486	$—		$1,162	(2)	$6,050
Allowance for returns	8,343	—	25,282	(1)	23,137	(4)	10,488
Allowance for inventory obsolescence	1,570	1,407	—		2,473		504
2001
Deducted from asset accounts:
Allowance for doubtful accounts	$1,431	$2,784	$2,483	(3)	$2,972	(2)	$3,726
Allowance for returns	9,170	—	22,533	(1)	23,360	(4)	8,343
Allowance for inventory obsolescence	722	2,292	—		1,444		1,570

(1)	Netted against revenues.
(2)	Uncollectible accounts written off, net of recoveries.
(3)	Addition from the Sequoia acquisition.
(4)	Credits issued for stock balancing rights.

EXHIBIT INDEX

Exhibit No.		Description

2.1	(1)	Asset Purchase Agreement dated February 15, 2000 by and among the Company, Innovex Group, Inc. and certain stockholders of Innovex
2.2	(7)	Agreement and Plan of Merger, dated as of March 20, 2001, by and among Citrix Systems, Inc., Soundgarden Acquisition Corp. and Sequoia Software Corporation
2.3	(13)	Agreement and Plan of Merger Dated December 18, 2003 by and among Citrix Systems, Inc., EAC Acquisition Corporation, Expertcity.com, Inc., Edward G. Sim and Andreas von Blottnitz.
3.1	(2)	Amended and Restated Certificate of Incorporation of the Company
3.2	(2)	Amended and Restated By-laws of the Company
3.3	(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation
4.1	(2)	Specimen certificate representing the Common Stock
4.2	(4)	Indenture by and between the Company and State Street Bank and Trust Company as Trustee dated as of March 22, 1999, including the form of Debenture.
4.3	(4)	Form of Debenture (included in Exhibit 4.2).
4.3	(4)	Registration Rights Agreement by and between the Company and Credit Suisse First Boston Corporation dated as of March 22, 1999.
10.1	*	Fourth Amended and Restated 1995 Stock Plan
10.2	(9)*	Second Amended and Restated 1995 Non-Employee Director Stock Option Plan
10.3	(11)*	Third Amended and Restated 1995 Employee Stock Purchase Plan
10.4	(12)*	Second Amended and Restated 2000 Director and Officer Stock Option and Incentive Plan
10.15	(5)	License, Development and Marketing Agreement dated May 9, 1997 between the Company and Microsoft Corporation
10.16	(6)	Amendment No. 1 to License, Development and Marketing Agreement dated May 9, 1997 between the Company and Microsoft Corporation
10.17	(9)	Microsoft Master Source Code Agreement by and between the Company and Microsoft, dated May 15, 2002
10.18	(9)	License Form by and between the Company and Microsoft Corporation, dated May 15, 2002 (with certain information omitted pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission)
10.19	(10)	Amendment No. 1 dated April 21, 2003 to the License Form by and between the Company and Microsoft Corporation dated May 15, 2002 (with certain information omitted pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission)
10.20	(9)	Participation Agreement dated as of April 23, 2002, by and among Citrix Systems, Inc., Citrix Capital Corp., Selco Service Corporation and Key Corporate Capital, Inc. (the “Participation Agreement”) (with certain information omitted pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission)
10.21	(9)	Amendment No. 1 to Participation Agreement dated as of June 17, 2002 (with certain information omitted pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission)

Exhibit No.		Description

10.	22(9)	Master Lease dated as of April 23, 2002 by and between Citrix Systems, Inc. and Selco Service Corporation (with certain information omitted pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission)
21.	1	List of Subsidiaries
23.	1	Consent of Ernst & Young LLP
24.	1	Power of Attorney (Included in signature page)
31.	1	Rule 13a-14(a) / 15d-14(a) Certification
31.	2	Rule 13a-14(a) / 15d-14(a) Certification
32.	1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or any compensatory plan, contract or arrangement.

(1)	Incorporated herein by reference to Exhibit 2.3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.
(2)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 33-98542), as amended.
(3)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
(4)	Incorporated herein by reference to exhibits of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.
(5)	Incorporated herein by reference to Exhibit 10 of the Company’s Current Report on Form 8-K dated as of May 9, 1997.
(6)	Incorporated herein by reference to Exhibit 10 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.
(7)	Incorporated by reference herein to Exhibit 2 of the Company’s Schedule 13D Report dated as of March 28, 2001.
(8)	Incorporated by reference herein to exhibits of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.
(9)	Incorporated by reference herein to exhibits of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(10)	Incorporated by reference herein to exhibits of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
(11)	Incorporated by reference herein to exhibits of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.
(12)	Incorporated by reference herein to exhibits of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
(13)	Incorporated herein by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated as of December 30, 2003.