Form 10-Q
period 2004-03-31
CITRIX SYSTEMS INC
filed 2004-05-07
CIK 877890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File Number 0-27084

CITRIX SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	75-2275152
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

851 West Cypress Creek Road Fort Lauderdale, Florida	33309
(Address of principal executive offices)	(Zip Code)

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

As of May 3, 2004 there were 170,208,451 shares of the registrant’s Common Stock, $.001 par value per share, outstanding.

CITRIX SYSTEMS, INC.

Form 10-Q

For the Quarterly Period Ended March 31, 2004

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Citrix Systems, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2004	December 31, 2003
	(In thousands, except par value)
Assets
Current assets:
Cash and cash equivalents	$201,102	$359,343
Short-term investments	50,091	252,971
Accounts receivable, net of allowances of $7,840 and $6,365 at March 31, 2004 and December 31, 2003, respectively	67,646	87,464
Prepaid expenses and other current assets	39,587	58,167
Current portion of deferred tax assets	51,825	51,540

Total current assets	410,251	809,485
Long-term investments	284,955	285,957
Property and equipment, net	67,026	65,837
Goodwill, net	313,584	152,364
Other intangible assets, net	68,403	21,300
Long-term portion of deferred tax assets	—	3,168
Other assets	7,330	6,828

	$1,151,549	$1,344,939

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$106,742	$114,456
Current portion of deferred revenues	172,707	152,938
Convertible subordinated debentures	—	351,423

Total current liabilities	279,449	618,817
Long-term portion of deferred revenues	10,973	12,137
Other liabilities	15,300	7,187
Commitments and contingencies
Stockholders’ equity:
Preferred stock at $.01 par value: 5,000 shares authorized, none issued and outstanding	—	—
Common stock at $.001 par value: 1,000,000 shares authorized; 208,928 and 202,622 issued at March 31, 2004 and December 31, 2003, respectively	209	203
Additional paid-in capital	847,150	700,111
Retained earnings	656,065	646,740
Accumulated other comprehensive income	5,347	7,810

	1,508,771	1,354,864
Less— common stock in treasury, at cost (38,860 and 38,150 shares at March 31, 2004 and December 31, 2003, respectively)	(662,944)	(648,066)

Total stockholders’ equity	845,827	706,798

	$1,151,549	$1,344,939

See accompanying notes

Citrix Systems, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended March 31,
	2004	2003
	(In thousands, except per share information)
Revenues:
Software licenses	$87,426	$96,874
Software license updates	58,897	35,240
Services	14,987	11,377

Total net revenues	161,310	143,491
Cost of revenues:
Cost of software license revenues	1,413	3,293
Cost of services revenues	2,823	1,438

Total cost of revenues	4,236	4,731

Gross margin	157,074	138,760

Operating expenses:
Research and development	19,038	15,125
Sales, marketing and support	74,128	61,711
General and administrative	24,751	21,022
Amortization of intangible assets	3,760	2,974
In-process research and development	18,700	—

Total operating expenses	140,377	100,832
Income from operations	16,697	37,928
Interest income	5,685	5,663
Interest expense	(4,344)	(4,549)
Write-off of deferred debt issuance costs	(7,219)	—
Other income, net	985	346

Income before income taxes	11,804	39,388
Income taxes	2,479	9,059

Net income	$9,325	$30,329

Earnings share:
Basic	$0.06	$0.18

Diluted	$0.05	$0.18

Weighted average shares outstanding:
Basic	166,457	167,300

Diluted	172,584	170,402

See accompanying notes

Citrix Systems, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2004	2003
	(In thousands)
OPERATING ACTIVITIES
Net income	$9,325	$30,329
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	3,760	2,974
Depreciation and amortization of property and equipment	4,895	7,178
Write-off of deferred debt issuance costs	7,219	—
Realized (gain) loss on investments	(548)	47
In-process research and development	18,700	—
Provision for doubtful accounts	798	625
Provision for (recovery of) product returns	1,828	(451)
Provision for inventory reserves	402	199
Tax benefit related to the exercise of non-statutory stock options and disqualifying dispositions of incentive stock options	3,953	2,745
Accretion of original issue discount and amortization of financing cost	4,318	4,545

Total adjustments to reconcile net income to net cash provided by operating activities	45,325	17,862
Changes in operating assets and liabilities, net of the effects of acquisition:
Accounts receivable	20,047	564
Prepaid expenses and other current assets	7,879	4,508
Other assets	(454)	1,174
Deferred tax assets	19	358
Accounts payable and accrued expenses	(18,966)	(2,748)
Deferred revenues	13,605	6,707
Other liabilities	1,186	655

Total changes in operating assets and liabilities	23,316	11,218

Net cash provided by operating activities	77,966	59,409

INVESTING ACTIVITIES
Purchases of investments	(9,085)	(40,255)
Proceeds from sales and maturities of investments	214,644	46,850
Purchases of property and equipment	(4,150)	(1,402)
Cash paid for licensing agreement	(1,442)	(372)
Cash paid for acquisitions, net of cash acquired	(90,750)	—

Net cash provided by investing activities	109,217	4,821

FINANCING ACTIVITIES
Proceeds from issuance of common stock	10,235	4,409
Cash paid under stock repurchase programs	—	(60,170)
Cash paid to redeem convertible subordinated debentures	(355,659)	—
Proceeds from sale of put warrants	—	655
Other	—	(5)

Net cash used in financing activities	(345,424)	(55,111)

Change in cash and cash equivalents	(158,241)	9,119
Cash and cash equivalents at beginning of period	359,343	142,700

Cash and cash equivalents at end of period	$201,102	$151,819

See accompanying notes

Citrix Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2004

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments, which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown, are of a normal recurring nature and have been reflected in the unaudited condensed consolidated financial statements. The results of operations for the periods presented are not necessarily indicative of the results expected for the full year or for any future period. The information included in these unaudited condensed consolidated financial statements should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this report and the consolidated financial statements and accompanying notes included in the Citrix Systems, Inc. (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2003.

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

Revenue Recognition

The Company markets and licenses software products primarily through value-added resellers, channel distributors, system integrators and independent software vendors, managed by the Company’s worldwide sales force. The Company also separately sells software license updates and services, which include product training, technical support and consulting services, as well as Web-based desktop access services. The Company’s software licenses are generally perpetual, and are delivered by means of traditional packaged products and electronically.

Citrix Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2004

The Company’s packaged products are typically purchased by medium and small-sized businesses with a minimal number of locations. In these cases, the software license is delivered with the packaged product. Electronic license arrangements are used with more complex multiserver environments typically found in larger business enterprises that deploy the Company’s products on a department or enterprise-wide basis, which could require differences in product features and functionality at various customer locations. Once the Company receives a purchase order, the enterprise customer licenses are electronically delivered to the customer with “software activation keys” that enable the feature configuration ordered by the end-user. Software may be delivered indirectly by a channel distributor or directly by the Company pursuant to a purchase order.

Revenue is recognized when it is earned. The Company’s revenue recognition policies are in compliance with SOP 97-2 (as amended by SOP 98-4 and SOP 98-9) and related interpretations, Software Revenue Recognition. In addition, the Company’s Online Division recognizes revenue in accordance with Emerging Issues Task Force (“EITF”) No. 00-3, Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware.” The Company recognizes revenue when all of the following criteria are met: persuasive evidence of the arrangement exists; delivery has occurred and the Company has no remaining obligations; the fee is fixed or determinable; and collectibility is probable. The Company defines these four criteria as follows:

•	Persuasive evidence of the arrangement exists. The Company recognizes revenue on packaged product upon shipment to distributors and resellers. For packaged product sales, it is the Company’s customary practice to require a purchase order from distributors who have previously negotiated a master packaged product distribution or resale agreement. For enterprise customer license arrangements, the Company typically requires a purchase order from the distributor or reseller and an executed standard software license agreement from the end-user. The Company requires a purchase order for technical support, product training and consulting services.

•	Delivery has occurred and the Company has no remaining obligations. The Company’s standard delivery method is free-on-board shipping point. Consequently, it considers delivery of packaged product to have occurred when the products are shipped to distributors pursuant to an agreement and purchase order. The Company considers delivery of licenses under electronic licensing agreements to have occurred when the related products are shipped and the end-user has been electronically provided with the licenses that include the activation keys that allow the end-user to take immediate possession of the software. For product training and consulting services, the Company fulfills its obligation when the services are performed. For software license updates, technical support and Web-based desktop access services, the Company assumes that the obligations are satisfied ratably over the respective terms of the agreements, which are typically 12 to 24 months.

Citrix Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2004

•	The fee is fixed or determinable. In the normal course of business, the Company does not provide customers the right to a refund of any portion of their license fees or extended payment terms. The Company sells software license updates, and services, which includes technical support, product training and consulting services, separately and it determines vendor specific objective evidence (“VSOE”) of fair value by the price charged for each product or applicable renewal rates.

•	Collectibility is probable. The Company determines collectibility on a customer-by-customer basis and generally does not require collateral. The Company typically sells to distributors or resellers for whom there are histories of successful collection. New customers are subject to a credit review process that evaluates the customers’ financial position and ultimately their ability to pay. Customers are subject to an ongoing credit review process. If the Company determines from the outset of an arrangement that collectibility is not probable, revenue recognition is deferred until customer payment is received and the other parameters of revenue recognition described above have been achieved. Management’s judgment is required in assessing the probability of collection, which is generally based on evaluation of customer specific information, historical experience and economic market conditions. If market conditions decline, or if the financial condition of distributors or customers deteriorates, the Company may be unable to determine that collectibility is probable, and it could be required to defer the recognition of revenue until the Company receives customer payment.

Net revenues include the following categories: Software Licenses, Software License Updates and Services. Software Licenses primarily represents fees related to the licensing of the MetaFrame products, additional user licenses and management products (such as load balancing and resource management products). These revenues are reflected net of sales allowances and provisions for stock balancing return rights. Software License Updates consists of fees related to the Subscription Advantage program (the Company’s terminology for PCS) that are recognized ratably over the term of the contract, which is typically 12-24 months. Subscription Advantage is an annual renewable program that provides subscribers with automatic delivery of software upgrades, enhancements and maintenance releases when and if they become available during the term of subscription. Services consist primarily of technical support services and Web-based desktop access services revenue recognized ratably over the contract term, revenue from product training and certification, and consulting services revenue related to implementation of the Company’s software products, which is recognized as the services are provided.

The Company sells most of its software products bundled with an initial subscription for software license updates that provides the end user with free enhancements and upgrades to the licensed product on a when and if available basis. Customers may also elect to purchase technical support, product training or consulting services. The Company allocates revenue to software license updates and any other undelivered elements of the arrangement based on VSOE of fair value of each element and such amounts are deferred until the applicable delivery criteria and other revenue recognition criteria described above have been met. The balance of the revenue, net of any discounts inherent in the arrangement, is allocated to the delivered software product using the residual method and recognized at the outset of the arrangement as the software licenses are delivered. If management cannot objectively determine the fair value of each undelivered element based on VSOE, revenue recognition is deferred until all elements are delivered, all services have been performed, or until fair value can be objectively determined.

Citrix Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2004

In the normal course of business, the Company does not permit product returns, but it does provide most of its distributors and value added resellers with stock balancing and price protection rights. Stock balancing rights permit distributors to return products to the Company, subject to ordering an equal dollar amount of other products. Price protection rights require that the Company grant retroactive price adjustments for inventories of products held by distributors or resellers if it lowers prices for such products. The Company establishes provisions for estimated returns for stock balancing and price protection rights, as well as other sales allowances, concurrently with the recognition of revenue. The provisions are established based upon consideration of a variety of factors, including, among other things, recent and historical return rates for both specific products and distributors, estimated distributor inventory levels by product, the impact of any new product releases and projected economic conditions. Actual product returns for stock balancing and price protection provisions incurred are, however, dependent upon future events, including the amount of stock balancing activity by distributors and the level of distributor inventories at the time of any price adjustments. The Company continually monitors the factors that influence the pricing of its products and distributor inventory levels and makes adjustments to these provisions when it believes actual returns and other allowances could differ from established reserves. The Company’s ability to recognize revenue upon shipment to distributors is predicated on its ability to reliably estimate future stock balancing returns. If actual experience or changes in market condition impairs the Company’s ability to estimate returns, it would be required to defer the recognition of revenue until the delivery of the product to the end-user. Allowances for estimated product returns amounted to approximately $3.1 million at March 31, 2004 and $3.0 million at December 31, 2003. The Company has not reduced and has no current plans to reduce its prices for inventory currently held by distributors or resellers. Accordingly, there were no reserves required for price protection at March 31, 2004 or December 31, 2003. The Company records estimated reductions to revenue for customer programs and incentive offerings including volume-based incentives. If market conditions were to decline, the Company could take actions to increase its customer incentive offerings, which could result in an incremental reduction to revenue at the time the incentive is offered.

Accounting for Stock-Based Compensation

The Company’s stock option program is a broad based, long-term retention program that is intended to attract and reward talented employees and align stockholder and employee interest. At March 31, 2004, the Company had four stock-based employee compensation plans. The number and frequency of stock option grants are based on competitive practices, operating results of the Company, the number of options available for grant under the Company’s shareholder approved plans, and other factors. All employees are eligible to participate in the stock option program.

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

March 31, 2004

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

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
Net income (loss):
As reported	$9,325	$30,329

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(15,259)	(24,085)

Pro forma	$(5,934)	$6,244

Basic earnings (loss) per share:
As reported	$0.06	$0.18

Pro forma	$(0.04)	$0.04

Diluted earnings (loss) per share:
As reported	$0.05	$0.18

Pro forma	$(0.04)	$0.04

Citrix Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2004

For purposes of the pro forma calculations, the fair value of each option is estimated on the date of the grant using the Black-Scholes option-pricing model, assuming no expected dividends and the following assumptions:

	Stock options granted during the three months ended
	March 31, 2004	March 31, 2003
Expected volatility factor	0.42	0.68
Approximate risk free interest rate	3.0%	3.0%
Expected lives	4.75 years	4.70 years

3.	Earnings Per Share

Basic earnings per share is calculated by dividing income available to shareholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share is computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options (calculated using the treasury stock method) and put warrants (calculated using the reverse treasury stock method) during the period they were outstanding. Certain shares under the Company’s stock option program, certain put options under the Company’s stock repurchase programs and common stock potentially issuable upon conversion of the Company’s convertible subordinated debentures were excluded from the computation of diluted earnings per share due to their anti-dilutive effect for the respective periods.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share information):

	Three Months Ended March 31,
	2004	2003
Numerator:
Net income	$9,325	$30,329

Denominator:
Denominator for basic earnings per share — weighted-average shares	166,457	167,300
Effect of dilutive securities:
Put warrants	—	1
Employee stock options	6,127	3,101

Dilutive common share equivalents	6,127	3,102

Denominator for diluted earnings per share — weighted-average shares	172,584	170,402

Basic earnings per share	$0.06	$0.18

Diluted earnings per share	$0.05	$0.18

Anti-dilutive weighted shares	32,008	48,366

The decrease in anti-diluted weighted shares for the three months ended March 31, 2004 compared to the three months ended March 31, 2003 is due to the redemption of the Company’s convertible subordinated debentures during March 2004.

Citrix Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2004

4.	Acquisition

On February 27, 2004, the Company acquired all of the issued and outstanding capital stock of Expertcity.com, Inc. (“Expertcity”), a market leader in Web-based desktop access, as well as a leader in Web-based training and customer assistance products.

The consideration for this transaction was approximately $230.6 million, comprised of approximately $112.6 million in cash and approximately 5.6 million shares of the Company’s common stock valued at approximately $118.0 million. In addition to the purchase price, there were direct transaction costs associated with the merger of approximately $4.4 million. The merger agreement provides for additional purchase price consideration of up to approximately 0.6 million shares of Citrix common stock to be issued to the Expertcity stockholders in the event certain revenue and other financial milestones are achieved by the Expertcity business in 2004. The fair value of the shares issued as additional purchase price consideration, if any, will be based on the market value of the Company’s common stock at the date that the shares are earned. Additional purchase price consideration, if any, is expected to be recorded as goodwill.

The results of operations of Expertcity are included in the Company’s results of operations beginning after February 27, 2004 and is the Company’s new segment, the Citrix Online Division. The following unaudited pro forma information combines the consolidated results of operations of the Company and Expertcity as if the acquisition had occurred at the beginning of fiscal year 2003 (in thousands, except per share data):

	For the Three Months Ended March 31,
	2004	2003
	(unaudited)
Revenues	$169,000	$150,723

Income from Operations	$8,447	$33,896

Net Income	$2,596	$27,457

Per share – basic	$0.02	$0.16

Per share – diluted	$0.01	$0.16

Under the purchase method of accounting, the total estimated purchase price was allocated to Expertcity’s net tangible and intangible assets based on their estimated fair values as of the date of the completion of the acquisition. Amounts may be adjusted, in accordance with SFAS No. 141, Business Combinations. Independent valuation specialists conducted a valuation in order to assist the Company in determining the fair values of a significant portion of Expertcity’s net assets. The work performed by the independent valuation specialists was considered in management’s allocation of the purchase price summarized below (in thousands):

Citrix Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2004

	Purchase Price Allocation	Asset Life
Current assets	$26,085
Property and equipment	1,998	Various
In-process research and development	18,700
Intangible assets	50,800	3-7 years
Goodwill	161,221	Indefinite

Assets acquired	258,804
Current liabilities	14,019
Deferred tax liability	9,796

Total liabilities assumed	23,815

Net assets acquired, including direct transaction costs	$234,989

Current assets and liabilities acquired from Expertcity consisted mainly of cash and investments, accounts receivable, deferred revenues and other current liabilities.

The fair values used in the purchase price allocation were based on estimated discounted future cash flows, royalty rates and historical data, among other information. Purchased in-process research and development of approximately $18.7 million was expensed immediately upon closing of the merger in accordance with FIN No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method due to the fact that it pertains to technology that was not currently technologically feasible, meaning it had not reached the working model stage, did not contain all of the major functions planned for the product, was not ready for initial customer testing and had no alternative future use.

5.	Goodwill and Other Intangible Assets

Goodwill. As a result of the Expertcity acquisition during the three months ended March 31, 2004, the Company recorded approximately $161.2 million of goodwill reflected in its new segment, the Citrix Online Division.

Intangible Assets. Intangible assets are recorded at cost, less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally one to seven years. Intangible assets consist of the following (in thousands):

	March 31, 2004		December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core and product technologies	$107,786	$66,126	$82,486	$63,092
Other	$35,010	$8,267	$9,447	$7,541

	$142,796	$74,393	$91,933	$70,633

Citrix Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2004

Amortization expense for the three months ended March 31, 2004 and 2003 was $3.8 million and $3.0 million, respectively. Estimated future amortization expense is as follows (in thousands):

Year ending December 31,
2004	$18,235
2005	18,819
2006	13,673
2007	8,078
2008	5,706

6.	Convertible Subordinated Debentures

In March 1999, the Company sold $850 million principal amount at maturity of its zero coupon convertible subordinated debentures (the “Debentures”) due March 22, 2019, in a private placement. On March 22, 2004, the Company redeemed all of the outstanding Debentures for a redemption price of approximately $355.7 million. The Company used the proceeds from its held-to-maturity investments that matured on March 22, 2004 and cash on hand to fund the aggregate redemption price. At the date of redemption, the Company incurred a charge for the associated deferred debt issuance costs of approximately $7.2 million.

7.	Segment Information

The Company operates in a single market consisting of the design, development, marketing, sales and support of access infrastructure software and services for enterprise applications, as well as Web-based desktop access. The Company’s revenues are derived from MetaFrame Access Suite sales and related services in the Americas, Europe, the Middle East and Africa (“EMEA”) and Asia-Pacific regions and from Web-based desktop access services sold by its Citrix Online Division. These three geographic regions and the Citrix Online Division constitute the Company’s four reportable segments.

The Company does not engage in intercompany revenue transfers between segments. The Company’s management evaluates performance based primarily on revenues in the geographic locations in which the Company operates and separately evaluates revenues from the Citrix Online Division. Segment profit for each segment includes certain sales, marketing, research and development, general and administrative expenses directly attributable to the segment and excludes certain expenses that are managed outside the reportable segments. Costs excluded from segment profit primarily consist of research and development costs associated with the MetaFrame Access Suite products, amortization of intangible assets, interest, corporate expenses and income taxes. Corporate expenses are comprised primarily of corporate marketing costs, operations and certain general and administrative expenses, which are separately managed. Accounting policies of the segments are the same as the Company’s consolidated accounting policies.

Citrix Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2004

Net revenues and segment profit, classified by the Company’s four reportable segments are as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
Net revenues:
Americas (1)	$74,890	$67,676
EMEA (2)	69,511	61,845
Asia-Pacific	14,113	13,970
Citrix Online Division	2,796	—

Consolidated	$161,310	$143,491

Segment profit (loss):
Americas (1)	$42,043	$33,012
EMEA (2)	42,027	38,822
Asia-Pacific	4,117	7,516
Citrix Online Division	(2,608)	—
Unallocated expenses (3):
Amortization of intangible assets	(3,760)	(2,974)
Research and development	(18,455)	(15,125)
In-process research and development	(18,700)	—
Net interest and other income	(4,893)	1,460
Other corporate expenses	(27,967)	(23,323)

Consolidated income before income taxes	$11,804	$39,388

(1)	The Americas segment is comprised of the United States, Canada and Latin America.
(2)	Defined as Europe, the Middle East and Africa
(3)	Represents expenses presented to management on a consolidated basis only and not allocated to the operating segments.

Identifiable assets classified by the Company’s four reportable segments are shown below.

	March 31, 2004	December 31, 2003
	(In thousands)
Identifiable assets:
Americas	$499,711	$975,054
EMEA	392,886	328,689
Asia-Pacific	36,902	41,196
Citrix Online Division	222,050	—

Total identifiable assets	$1,151,549	$1,344,939

8.	Derivative Financial Instruments

Cash Flow Hedges. At March 31, 2004 and December 31, 2003, the Company had in place foreign currency forward sale contracts with a notional amount of $47.7 million and $37.2 million, respectively, and foreign currency forward purchase contracts with a notional amount of $165.8 million and $160.9 million, respectively. The fair value of these contracts at March 31, 2004 and December 31, 2003 were assets of $8.8 million and $12.8 million, respectively and liabilities of $3.4 million and $4.9 million, respectively. A substantial portion of the Company’s anticipated overseas expense and capital purchasing activities will be transacted in local currencies. To

Citrix Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2004

protect against unanticipated fluctuations in operating expenses and the volatility of future cash flows caused by changes in currency exchange rates, the Company has established a program that uses forward foreign exchange contracts to reduce a portion of its exposure to these potential changes. The terms of these instruments, and the hedging transactions to which they relate, generally do not exceed 12 months. Currencies hedged are Euros, British pounds sterling, Australian dollars, Swiss francs and Japanese yen. There was no material ineffectiveness of the Company’s foreign currency forward contracts for the three months ended March 31, 2004 or 2003.

Fair Value Hedges. The Company uses interest rate swap instruments to hedge against the change in fair value of certain of its available-for-sale securities due to changes in interest rates. The instruments have an aggregate notional amount of $182.4 million related to specific available-for-sale securities and expire on various dates through September 2008. Each of the instruments swap the fixed rate interest on the underlying investments for a variable rate based on the London Interbank Offered Rate, or LIBOR, plus a specified margin. Changes in the fair value of the interest rate swap instruments are recorded in earnings along with related designated changes in the value of the underlying investments. The fair value of the instruments at March 31, 2004 and December 31, 2003 were liabilities of approximately $5.9 million and $4.2 million, respectively. There was no material ineffectiveness of the Company’s interest rate swaps for the three months ended March 31, 2004 or 2003.

Derivatives Not Designated as Hedges. The Company utilizes credit default contracts for investment purposes that either do not qualify or are not designated for hedge accounting treatment under SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities and its related interpretations. Accordingly, changes in the fair value of these contracts are recorded in other income (expense), net, if any. Under the terms of these contracts, the Company assumes the default risk, above a certain threshold, of a portfolio of specified high credit quality referenced issuers in exchange for a fixed yield that is recorded in interest income. In the event of default by underlying referenced issuers above specified amounts, the Company will pay the counterparty an amount equivalent to its loss, not to exceed the notional value of the contract. The primary risk associated with these contracts is the default risk of the underlying issuers. The risk levels of these instruments are equivalent to “AAA”, or better, single securities. The purpose of the credit default contracts is to provide additional yield on certain of the Company’s underlying available-for-sale investments.

The Company is a party to three credit default contracts, that have an aggregate notional amount of $75.0 million that expire on various dates through March 2008. At March 31, 2004, the Company has pledged approximately $86.6 million of investment securities as collateral for these contracts. The Company maintains the ability to manage the composition of the pledged investments and investment earnings are available for operating purposes. Accordingly, these securities are not reflected as restricted investments in the accompanying condensed consolidated balance sheets. The fixed yield earned on these contracts was not material at March 31, 2004 or December 31, 2003, and is included in interest income in the accompanying condensed consolidated statements of income. For the three months ended March 31, 2004, there was no change in fair value of these credit default contracts.

As of March 31, 2004, the Company had $8.8 million of derivative assets and $9.3 million of derivative liabilities, representing the fair values of the Company’s outstanding derivative instruments, which are recorded in

Citrix Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2004

other current assets, other assets, accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets. The change in derivatives recognized in other comprehensive income presented in the table below (in thousands) includes unrealized gains (losses) that arose from changes in market value of derivatives that were held during the period, and gains (losses) that were previously unrealized, but have been recognized in current period net income due to termination or maturities of derivative contracts. This reclassification has no effect on total comprehensive income or stockholders’ equity.

	Three Months Ended March 31,
	2004	2003
Unrealized gains on derivative instruments	$623	$3,762
Reclassification of realized gains	(3,004)	(3,512)

(Decrease) increase in net unrealized derivative gains recognized in other comprehensive income (loss) due to derivative instruments	$(2,381)	$250

9.	Comprehensive Income

The components of comprehensive income, net of tax, are as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
Net income	$9,325	$30,329
Other comprehensive income:
Change in unrealized gain (loss) on available-for-sale securities recognized in other comprehensive gain (loss)	(82)	460
Change in unrealized gain (loss) on derivative instruments	(2,381)	250

Comprehensive income	$6,862	$31,039

The components of accumulated other comprehensive income, net of tax, are as follows (in thousands):

	March 31, 2004	December 31, 2003
Unrealized gain on available-for-sale securities	$545	$626
Unrealized gain on derivative instruments	4,802	7,184

Accumulated other comprehensive income	$5,347	$7,810

10.	Income Taxes

The Company maintains certain operational and administrative processes in overseas subsidiaries and its foreign earnings are taxed at lower foreign tax rates. The Company does not expect to remit earnings from its foreign subsidiaries. The Company’s effective tax rate was 21% for the three months ended March 31, 2004 compared to 23% for the same period in the prior year, primarily due to the effects of the redemption of the Company’s convertible subordinated debentures and the Expertcity acquisition.

Citrix Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2004

11.	Stock Repurchase Programs

In April 1999, the Company’s board of directors authorized an ongoing stock repurchase program with an initial authority of $200 million. During 2003, the Company’s board of directors authorized the repurchase of an additional $200 million under its stock repurchase program, increasing the total authority to $800 million, the objective of which is to manage actual and anticipated dilution. At March 31, 2004, approximately $163.9 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock.

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

There was no cash expended during the first three months of 2004 under stock repurchase transactions. The Company expended $59.5 million during the three months ended March 31, 2003, net of premiums received, under all stock repurchase transactions. During the three months ended March 31, 2004, the Company took delivery of a total of 709,969 shares of outstanding common stock with an average per share price of $20.96; and during the three months ended March 31, 2003, the Company took delivery of a total of 4,171,670 shares of outstanding common stock with an average per share price of $12.23. Some of these shares were received pursuant to prepaid programs that were initiated in prior periods. Since inception of the stock repurchase programs, the average cost of shares acquired was $16.37 per share compared to an average close price during open trading windows of $19.57 per share.

12.	Legal Proceedings

The Company is a defendant in various matters of litigation generally arising out of the normal course of business. Although it is difficult to predict the ultimate outcome of these cases, management believes, based on discussions with counsel, that any ultimate liability would not materially affect the Company’s financial position, result of operations or cash flows.

13.	Commitments

The Company is party to a synthetic lease arrangement totaling approximately $61.0 million for its corporate headquarters office space in Fort Lauderdale, Florida. The synthetic lease represents a form of off-balance sheet financing under which an unrelated third party lessor funded 100% of the costs of acquiring the property and leases the asset to the Company. The synthetic lease qualifies as an operating lease for accounting purposes and as a financing lease for tax purposes. The Company does not include the property or the lease debt as an asset or a

Citrix Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2004

liability on its condensed consolidated balance sheet. Consequently, payments made pursuant to the lease are recorded as operating expenses in the Company’s condensed consolidated statements of income. The Company entered into the synthetic lease in order to lease its headquarters properties under more favorable terms than under its previous lease arrangements.

The lease payments vary based on LIBOR plus a margin. If the Company chooses not to purchase the property at the end of the lease term, it has guaranteed a residual value to the lessor of approximately $51.9 million and possession of the buildings will be returned to the lessor. If the fair value of the building were to decline below $51.9 million, the Company would have to make up the difference under its residual value guarantee, which could have a material adverse effect on the Company’s results of operations and financial condition.

The synthetic lease includes certain financial covenants including a requirement for the Company to maintain a pledged balance of approximately $63.0 million in cash and/or investment securities as collateral. The Company manages the composition of the pledged investments and investment earnings are available for operating purposes. Additionally, the Company must maintain a minimum cash and investment balance of $100.0 million, excluding the Company’s collateralized investments and equity investments, as of the end of each fiscal quarter. As of March 31, 2004, the Company had approximately $286.5 million in cash and investments in excess of those required levels. The synthetic lease includes non-financial covenants including the maintenance of the properties and adequate insurance, prompt delivery of financial statements to the lender of the lessee and prompt payment of taxes associated with the properties. As of March 31, 2004, the Company was in compliance with all material provisions of the arrangement.

During 2002 and 2001, the Company took actions to consolidate certain of its offices, including the exit of certain leased office space and the abandonment of certain leasehold improvements. Lease obligations related to these existing operating leases continue until 2025 with a total remaining obligation of approximately $30.0 million, of which $4.5 million, net of anticipated sublease income, was accrued for as of March 31, 2004, and is reflected in accrued expenses and other liabilities in the accompanying condensed consolidated financial statements. In estimating this accrual, the Company evaluated market information, including the estimated vacancy periods and sublease rates and opportunities. If actual circumstances prove to be different than management has estimated, the total charges for these vacant facilities could be material to our financial position, results of operations and cash flows.

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

Acquisition

On February 27, 2004, we acquired all of the issued and outstanding capital stock of Expertcity.com, Inc., or, Expertcity, a market leader in Web-based desktop access, as well as a leader in Web-based training and customer assistance products. The results of operations of Expertcity are included in our results of operations beginning after February 27, 2004 and are included in our segment, the Citrix Online Division.

The consideration for this transaction was approximately $230.6 million, comprised of approximately $112.6 million in cash and approximately 5.6 million shares of our common stock valued at approximately $118.0 million. In addition to the purchase price, there were direct transaction costs associated with the merger of approximately $4.4 million. The merger agreement provides for additional purchase price consideration of up to approximately 0.6 million shares of our common stock to be issued to the Expertcity stockholders in the event certain revenue and other financial milestones are achieved by the Expertcity business in 2004. The fair value of the shares issued as additional purchase price consideration, if any, will be based on the market value of our common stock at the date that the shares are earned. Additional purchase price consideration, if any, is expected to be recorded as goodwill.

Under the purchase method of accounting, the total estimated purchase price was allocated to Expertcity’s net tangible and intangible assets based on their estimated fair values as of the date of the completion of the acquisition. Amounts may be adjusted, in accordance with SFAS No. 141, Business Combinations. Independent valuation specialists conducted a valuation in order to assist us in determining the fair values of a significant portion of Expertcity’s net assets. We considered the work performed by the independent valuation specialists in our allocation of the purchase price summarized below (in thousands):

	Purchase Price Allocation	Asset Life
Current assets	$26,085
Property and equipment	1,998	Various
In-process research and development	18,700
Intangible assets	50,800	3-7 years
Goodwill	161,221	Indefinite

Assets acquired	258,804

Current liabilities	14,019
Deferred tax liability	9,796

Total liabilities assumed	23,815

Net assets acquired, including direct transaction costs	$234,989

Current assets and liabilities acquired from Expertcity consisted mainly of cash and investments, accounts receivable, deferred revenues and other current liabilities.

Intangible assets are comprised primarily of core and product technology, trade names, covenants not to compete and customer relationships. The valuation of core and product technology was based on the estimated discounted future cash flows associated with Expertcity’s existing products. The valuation of the trade names was determined based on assigning a royalty rate to the revenue stream that was expected from the services using the trade name. The pre-tax royalty rate was applied to the product revenue and discounted to a present value. The value of customer relationships was determined based on estimated future discounted cash flows of the relationships in place after considering historical attrition rates.

We expensed purchased in-process research and development of approximately $18.7 million immediately upon closing of the merger in accordance with FIN No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method due to the fact that it pertains to technology that was not currently technologically feasible, meaning it had not reached the working model stage, did not contain all of the major functions planned for the product, was not ready for initial customer testing and had no alternative future use. For more information regarding the in-process research and development acquired from Expertcity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations” and note 4 to our condensed consolidated financial statements.

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

In the normal course of business, we do not permit product returns, but we do provide most of our distributors and value added resellers with stock balancing and price protection rights. Stock balancing rights permit distributors to return products to us, subject to ordering an equal dollar amount of our other products. Price protection rights require that we grant retroactive price adjustments for inventories of our products held by distributors or resellers if we lower our prices for such products. We establish provisions for estimated returns for stock balancing and price protection rights, as well as other sales allowances, concurrently with the recognition of revenue. The provisions are established based upon consideration of a variety of factors, including, among other things, recent and historical return rates for both specific products and distributors, estimated distributor inventory levels by product, the impact of any new product releases and projected economic conditions. Actual product returns for stock balancing and price protection provisions incurred are, however, dependent upon future events, including the amount of stock balancing activity by our distributors and the level of distributor inventories at the time of any price adjustments. We continually monitor the factors that influence the pricing of our products and distributor inventory levels and make adjustments to these provisions when we believe actual returns and other allowances could differ from established reserves. Our ability to recognize revenue upon shipment to our distributors is predicated on our ability to reliably estimate future stock balancing returns. If actual experience or changes in market condition impairs our ability to estimate returns, we would be required to defer the recognition of revenue until the delivery of the product to the end-user. Allowances for estimated product returns amounted to approximately $3.1 million at March 31, 2004 and $3.0 million at December 31, 2003. We have not reduced and have no current plans to reduce our prices for inventory currently held by distributors or resellers. Accordingly, there were no reserves required for price protection at March 31, 2004 or December 31, 2003. We record estimated reductions to revenue for customer programs and incentive offerings including volume-based incentives. If market conditions were to decline, we could take actions to increase our customer incentive offerings, which could result in an incremental reduction to our revenue at the time the incentive is offered.

Stock-Based Compensation Disclosures

Our stock option program is a broad based, long-term retention program that is intended to attract and reward talented employees and align stockholder and employee interest. The number and frequency of stock option grants are based on competitive practices, our operating results, the number of options available for grant under our approved shareholder plans and other factors. All employees are eligible to participate in the stock option program.

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

As of March 31, 2004, we had four stock-based compensation plans. We grant stock options for a fixed number of shares to employees with an exercise price equal to or above the fair value of the shares at the date of grant. As discussed above and in note 2 to our condensed consolidated financial statements, we apply the intrinsic value method under APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for our fixed stock plans and our stock purchase plan. However, the impact on our condensed consolidated financial statements from the use of options is reflected in the calculation of earnings per share in the form of dilution (see note 3).

The following table (in thousands, except option price) provides information as of March 31, 2004 about the securities authorized for issuance to our employees and directors under our fixed stock compensation plans, consisting of our Amended and Restated 1995 Stock Plan, the Second Amended and Restated 1995 Employee Stock Purchase Plan, the 1995 Non-Employee Director Option Plan and the Second Amended and Restated 2000 Director and Officer Stock Option and Incentive Plan:

	(A)	(B)	(C)
Plan	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	39,182	$24.42	44,513
Equity compensation plans not approved by security holders	—	—	—

Total	39,182	$24.42	44,513

The following table provides information about stock options granted for the three months ended March 31, 2004 and for the year ended December 31, 2003 for employees, non-employee directors and for certain executive officers. The stock option data for listed officers relates to our Named Executive Officers. The “2002 Named Executive Officers” for the three months ended March 31, 2003 represent our Chief Executive Officer and the four other most highly compensated executive officers who earned total annual salary and bonus in excess of $100,000 in 2002, as reported in our Proxy Statement dated April 4, 2003. The “2003 Named Executive Officers” for the three months ended March 31, 2004 consist of our chief executive officer and the four other most highly compensated executive officers who earned a total salary and bonus in excess of $100,000 in 2003, as reported in our Proxy Statement dated April 2, 2004 and who are current employees:

	Three Months Ended March 31, 2004	Year Ended December 31, 2003
Net grants to all employees, non-employee directors and executive officers as a percent of outstanding shares (1) (2)	0.95%	1.03%

Grants to Named Executive Officers as a percent of outstanding shares (2)	0.00%	0.24%

Grants to Named Executive Officers as a percent of total options granted	0.00%	6.89%

Cumulative options held by Named Executive Officers as a percent of total options outstanding (3)	9.18%	10.08%

(1)	Net grants represent total options granted during the period net of options forfeited during the period.
(2)	Calculation is based on outstanding shares of common stock as of the beginning of the respective period.
(3)	Calculation is based on total options outstanding as of the end of the respective period.

The following table presents our option activity from December 31, 2002 through March 31, 2004 (in thousands, except weighted-average exercise price). Some amounts may not add due to rounding.

		Options Outstanding
	Options Available for Grant	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2002	30,001	41,221	$24.51
Granted at market value	(5,575)	5,575	16.19
Granted above market value	(349)	349	12.00
Exercised	—	(4,723)	11.64
Forfeited/cancelled	4,199	(4,199)	28.14
Reduction in plan shares (1)	(500)	N/A	N/A
Additional shares reserved	9,249	N/A	N/A

Balance at December 31, 2003	37,025	38,222	24.56

Granted at market value	(1,864)	1,864	20.74
Exercised	—	(598)	13.34
Forfeited/cancelled	306	(306)	24.56
Additional shares reserved	9,046	N/A	N/A

Balance at March 31, 2004	44,513	39,182	24.42

(1)	The number of shares reserved for issuance under our Amended and Restated 2000 Director and Officer Stock Option and Incentive Plan was reduced by 500,000 shares pursuant to an amendment to such option plan authorized by our Board of Directors on May 15, 2003.

A summary of our in-the-money and out-of-the-money option information as of March 31, 2004 is as follows (in thousands, except weighted average exercise price):

	Exercisable		Unexercisable		Total
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
In-the-money	11,048	13.96	10,662	14.00	21,710	13.98
Out-of-the-money (1)	15,185	38.62	2,287	29.33	17,472	37.40

Total options outstanding	26,233	28.23	12,949	16.71	39,182	24.42

(1)	Out-of-the-money options are those options with an exercise price equal to or above the closing price of $21.62 per share for our common stock at March 31, 2004.

There were no stock options granted to 2003 Named Executive Officers during the quarter ended March 31, 2004.

The following table presents certain information regarding option exercises and outstanding options held by 2003 Named Executive Officers as of and for the quarter ended March 31, 2004:

	Shares Acquired on Exercise (#)	Value Realized ($)(1)	Number of Securities Underlying Unexercised Options at March 31, 2004 Exercisable/Unexercisable	Values of Unexercised In-the- Money Options at March 31, 2004 ($) Exercisable/Unexercisable (2)
Mark Templeton	—	—	1,936,252 / 191,248	$ 5,447,294 / $1,310,331
John Burris	—	—	424,074 / 111,676	$ 694,525 / $ 871,062
Robert Kruger	—	—	237,909 / 166,683	$ 577,247 / $ 896,830
David Henshall	—	—	0 / 200,000	$ 0 / $1,452,000
Stefan Sjostrom	—	—	196,928 / 130,322	$ 401,953 / $ 664,513

(1)	Amounts disclosed in this column were calculated based on the difference between the fair market value of our common stock on the date of exercise and the exercise price of the options in accordance with regulations promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and do not reflect amounts actually received by the named officers.
(2)	Value is based on the difference between the option exercise price and the fair market value at March 31, 2004 ($21.62 per share), multiplied by the number of shares underlying the option.

For further information regarding our stock option plans, see note 2 to our condensed consolidated financial statements.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. We base these estimates on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances, and these estimates form the basis for our judgments concerning the carrying values of assets and liabilities that are not readily apparent from other sources. We periodically evaluate these estimates and judgments based on available information and experience. Actual results could differ from our estimates under different assumptions and conditions. If actual results significantly differ from our estimates, our financial condition and results of operations could be materially impacted. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2003 for further information regarding our critical accounting policies and estimates.

The notes to the consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2003, the unaudited interim condensed consolidated financial statements and the related notes to the unaudited interim condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q and the factors and events described elsewhere in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including in “Certain Factors Which May Affect Future Results,” contain additional information related to our accounting policies and should be read in conjunction with the following discussion and analysis relating to the individual financial statement captions and our overall financial performance, operations and financial position.

Results of Operations

The following table sets forth our condensed consolidated statements of income data and presentation of that data as a percentage of change from period-to-period.

	Three Months Ended March 31,		Increase/(decrease) for the Three Months Ended March 31, 2004 vs. March 31, 2003
	2004	2003
Revenues:
Software licenses	$87,426	$96,874	(9.8)%
Software license updates	58,897	35,240	67.1
Services	14,987	11,377	31.7

Total net revenues	161,310	143,491	12.4

Cost of revenues (excluding amortization, presented separately below)	4,236	4,731	(10.5)

Gross margin	157,074	138,760	13.2
Operating expenses:
Research and development	19,038	15,125	25.9
Sales, marketing and support	74,128	61,711	20.1
General and administrative	24,751	21,022	17.7
Amortization of intangible assets	3,760	2,974	26.5
In-process research and development	18,700	—	*

Total operating expenses	140,377	100,832	39.2

Income from operations	16,697	37,928	(56.0)
Interest income	5,685	5,663	0.4
Interest expense	(4,344)	(4,549)	(4.5)
Write-off of deferred debt issuance costs	(7,219)	—	*
Other income, net	985	346	184.9

Income before income taxes	11,804	39,388	(70.0)
Income taxes	2,479	9,059	(72.6)

Net income	$9,325	$30,329	(69.3)%

*	Not meaningful.

Net Revenues. Our operations consist of the design, development, marketing and support of access infrastructure software and services that enable effective and efficient enterprise-wide deployment and management of applications and information.

Net revenues include the following categories: Software Licenses, Software License Updates, and Services. Software Licenses primarily represents fees related to the licensing of our MetaFrame products, additional user licenses and management products (such as load balancing and resource management products). These amounts are reflected net of sales allowances and provisions for stock balancing return rights. Software License Updates consists of fees related to our Subscription Advantage program that are recognized ratably over the term of the contract, which is typically 12 to 24 months. Subscription Advantage (our terminology for PCS) is an annual renewable program that provides subscribers with automatic delivery of software upgrades, enhancements and maintenance releases when and if they become available during the term of the subscription. Services consist primarily of technical support services and Web-based desktop access services revenue recognized ratably over the contract term, revenue from product training and certification, and consulting services revenue related to implementation of our software products, which are recognized as the services are provided

The $17.8 million increase in net revenues for the three months ended March 31, 2004 compared to the three months ended March 31, 2003 was due primarily to a significant increase in revenues from Software License Updates mainly due to the continued acceptance of our renewable Subscription Advantage program. To a lesser extent the increase was due to an increase in Services revenue due primarily to the Expertcity acquisition. We currently expect Services revenue, which includes revenues from our Citrix Online Division, to increase over the next three months as a result of the acquisition. For more information on segment revenue, see note 7 to our condensed consolidated financial statements. These increases were partially offset by a decrease in revenue from Software Licenses, due primarily to the bundling of Subscription Advantage with the initial purchase of all products and the trend towards larger deals in the enterprise, which typically result in a greater portion of Software Licenses revenue being deferred. We expect to see a moderate increase in Software Licenses revenue during 2004. In addition, we expect Subscription Advantage to continue to be of strategic importance to our business in 2004 because it fosters long-term customer relationships and gives us improved visibility and predictability due to the recurring nature of this revenue stream.

Deferred revenues, primarily related to Citrix Subscription Advantage and Services revenues, increased approximately $18.6 million as compared to December 31, 2003. This increase was due primarily to the Expertcity acquisition and increased renewals of Citrix Subscription Advantage. In addition, to a lesser extent the increase was due to additional enterprise customer license arrangements, which typically result in a greater portion of revenue being deferred. We currently expect Subscription Advantage renewals to continue to increase and as a result we currently expect deferred revenue to also increase during 2004.

International and Segment Revenues. International revenues (sales outside of the United States) accounted for approximately 56% of net revenues for both the three months ended March 31, 2004 and the three months ended March 31, 2003. For detailed information on international revenues, please refer to note 7 to our condensed consolidated financial statements appearing in this report. Our Citrix Online Division segment was established as a result of the acquisition of Expertcity in February 2004. The Citrix Online Division provides Web-based desktop access and Web-based training and customer assistance through its GoToMyPC, GoToAssist and GoToMeeting families of services.

An analysis of our reportable segment net revenue as a percentage of net revenue is presented below:

	Three Months Ended March 31,		Increase (Decrease) for the Three Months Ended March 31, 2004 vs. March 31, 2003
	2004	2003
Americas (1)	46.4%	47.2%	10.7%
EMEA (2)	43.1	43.1	12.4
Asia-Pacific	8.8	9.7	1.0
Citrix Online Division	1.7	—	*

Net revenues	100.0%	100.0%	12.4%

*	not meaningful.
(1)	Our Americas segment is comprised of the United States, Canada and Latin America.
(2)	Defined as Europe, Middle East and Africa.

With respect to our segment revenues, the increase in net revenues for the three months ended March 31, 2004 compared to the three months ended March 31, 2003, was due primarily to the factors previously discussed across all segments. For additional information on segment revenues, please refer to note 7 to our condensed consolidated financial statements.

Cost of Revenues. Cost of revenues consisted primarily of the compensation cost and other personnel-related costs of providing services, as well as costs of product media and duplication, manuals, packaging materials, shipping expense, service capacity costs and royalties. Our cost of revenues excludes amortization of core technology, which is shown as a component of amortization expense in our condensed consolidated statements of income. The $0.5 million decrease in the cost of revenues for the three months ended March 31, 2004 compared to the three months ended March 31, 2003, was due primarily to a decrease in cost of royalties due to the expiration of certain royalty agreements partially offset by an increase in cost of revenues resulting from the Expertcity acquisition.

Gross Margin. Gross margin as a percent of revenue was 97.4% for the three months ended March 31, 2004 and 96.7% for the three months ended March 31, 2003. The increase in gross margin is due primarily to the factors mentioned above. We currently anticipate that in the next 12 months, gross margin as a percentage of net revenues will remain relatively unchanged as compared with current levels. However, gross margin could fluctuate from time to time based on a number of factors attributable to the cost of revenues as described above.

In February 2004, we acquired all of the issued and outstanding capital stock of Expertcity for approximately $230.6 million. As a result of the acquisition, we currently expect operating expenses to increase over the next three months. For more information regarding the acquisition see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Acquisition” and note 4 to our condensed consolidated financial statements.

Research and Development Expenses. Research and development expenses consisted primarily of personnel-related costs. We expensed all development costs included in the research and development of software products and enhancements to existing products as incurred except for certain core technologies. Research and development expenses increased approximately $3.9 million for the three months ended March 31, 2004 compared to the three months ended March 31, 2003, primarily due to increased headcount, associated salaries and related expenses.

Sales, Marketing and Support Expenses. Sales, marketing and support expenses increased approximately $12.4 million for the three months ended March 31, 2004 compared to the three months ended March 31, 2003 primarily from additional sales personnel and an increase in staffing and associated personnel costs related to the Expertcity acquisition. In addition, there was an increase in marketing program costs resulting from our worldwide brand awareness and advertising campaign and from the Expertcity acquisition. These increases were partially offset by a decrease in costs incurred for external consultants associated with product training and a decrease in distributor commissions.

General and Administrative Expenses. General and administrative expenses increased approximately $3.7 million for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003, primarily due to an increase in headcount, associated salaries and employee related expenses as well as increases in external consulting and services associated with new regulatory requirements and information systems. This increase was partially offset by a decrease in legal fees and depreciation expense.

Amortization of Intangible Assets. The modest increase in amortization of intangible assets for the three months ended March 31, 2004 compared to the three months ended March 31, 2003 was due primarily to the acquisition of certain finite lived intangible assets associated with Expertcity. For more information regarding the

Expertcity acquisition see “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Acquisitions” and note 4 to our condensed consolidated financial statements.

In-process Research and Development. In February 2004, we acquired Expertcity, and $18.7 million of the purchase price was allocated to in-process research and development, or IPR&D and was written off at the time of acquisition. The amounts allocated to IPR&D was for projects that had not yet reached technological feasibility and had no alternative future use. For more information regarding the Expertcity acquisition, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Acquisitions” and note 4 to our condensed consolidated financial statements.

Our efforts with respect to the acquired technologies currently consist of design and development that may be required to support the release of the technologies into updated versions of existing service offerings and potentially new product and service offerings by our Citrix Online Division. We currently expect that we will successfully develop new products or services utilizing the acquired in-process technology, but there can be no assurance that commercial viability of future product or service offerings will be achieved. Furthermore, future developments in the software industry, changes in technology, changes in other products and offerings or other developments may cause us to alter or abandon product plans.

Interest Income. Interest income remained relatively unchanged for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. During the three months ended March 31, 2004 we used cash of approximately $355.7 million for the redemption in March 2004 of our convertible subordinated debentures and we paid approximately $112.6 million in cash for the Expertcity acquisition. Accordingly, we currently believe that our lower cash and investment balances during 2004 will significantly reduce our interest income during 2004. For more information see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Acquisitions” and “ – Liquidity and Capital Resources” and notes 4 and 6 to our condensed consolidated financial statements.

Interest Expense. Interest expense remained relatively unchanged for the three months ended March 31, 2004 compared to the three months ended March 31, 2003 and primarily represented non-cash interest and accretion on our convertible subordinated debentures. We currently expect interest expense to decrease substantially during 2004 due to the redemption of our convertible subordinated debentures. For more information see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and note 6 to our condensed consolidated financial statements.

Other Income, Net. Other income, net is primarily comprised of remeasurement and foreign currency transaction gains (losses) and realized gains (losses) on the sale of our investments. Other income, net for the three months ended March 31, 2004 compared to the three months ended March 31, 2003, increased approximately $0.6 million due primarily to the realized gain on the maturity of our held-to-maturity investments and associated derivative instruments.

Income Taxes. We maintain certain operational and administrative processes in overseas subsidiaries and our foreign earnings are taxed at lower foreign tax rates. We do not expect to remit earnings from our foreign subsidiaries. Our effective tax rate was 21% for the three months ended March 31, 2004 compared to 23% for the same period in the prior year, primarily due to the effects of the redemption of our convertible subordinated debentures and the Expertcity acquisition.

Liquidity and Capital Resources

During the three months ended March 31, 2004, we generated positive operating cash flows of $78.0 million. These cash flows related primarily to net income of $9.3 million, adjusted for, among other things, tax benefits from the exercise of non-statutory stock options and disqualifying dispositions of incentive stock options of $4.0 million, non-cash charges, including depreciation and amortization expenses of $8.7 million, the write-off off in-process research and development associated with the Expertcity acquisition of $18.7 million, the write-off of deferred debt issuance costs on our convertible subordinated debentures of $7.2 million and an aggregate increase in cash flow from our operating assets and liabilities of $23.3 million. Our investing activities provided $109.2 million of cash consisting primarily of the net proceeds, after reinvestment, from sales and maturities of investments of $205.6 million, partially offset by the expenditure of $4.2 million for the purchase of property and equipment and cash paid for the Expertcity acquisition, net of cash acquired, of $90.8 million. Our financing activities used cash of $345.4 million related primarily to our expenditure of $355.7 million to redeem our convertible subordinated debentures.

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

Cash and Investments

As of March 31, 2004, we had $536.1 million in cash and investments, including $201.1 million in cash and cash equivalents as compared to $359.3 million at December 31, 2003. In addition, we had $130.8 million in working capital at March 31, 2004 as compared to $190.7 million at December 31, 2003. The decrease in working capital and cash and investments as compared to December 31, 2003, was due primarily to expenditures related to the Expertcity acquisition and the redemption of our convertible subordinated debentures. See “Liquidity and Capital Resources—Convertible Subordinated Debentures” and note 4 to our condensed consolidated financial statements for further information. We generally invest our cash and cash equivalents in investment grade, highly liquid securities to allow for flexibility in the event of immediate cash needs. Our short and long-term investments primarily consist of interest bearing securities.

In December 2000, we invested $158.1 million in held-to-maturity investments managed by an investment advisor. Our investments matured on March 22, 2004, and we received $195.4 million, all of which was used to redeem a portion of our convertible subordinated debentures.

We have invested in instruments with credit risk features. This means that these investments are at risk to the extent that the entities issuing the underlying corporate securities have credit events above specified amounts that result in a loss to the counterparty. There have been no credit events associated with the entities issuing the underlying corporate securities that have resulted in a loss to us.

Accounts Receivable, Net

At March 31, 2004, we had approximately $67.6 million in accounts receivable, net of allowances. The $19.8 million decrease in accounts receivable as compared to December 31, 2003 resulted from the sales distribution in the quarter due primarily to some distributors purchasing product ahead of the February introduction of a new reseller commission program called Advisor Rewards.

Convertible Subordinated Debentures

In March 1999, we sold $850 million principal amount at maturity of our zero coupon convertible subordinated debentures due March 22, 2019, in a private placement. On March 22, 2004, we redeemed all of the outstanding debentures for a redemption price of approximately $355.7 million. We used the proceeds from our held-to-maturity investments that matured on March 22, 2004 and cash on hand to fund the aggregate redemption price. At the date of redemption, we incurred a charge for the associated deferred debt issuance costs of approximately $7.2 million.

Stock Repurchase Program

In April 1999, our board of directors authorized an ongoing stock repurchase program with initial authority of $200 million. During 2003, our board of directors authorized the repurchase of an additional $200 million under our stock repurchase program, increasing the total authority to $800 million, the objective of which is to manage actual and anticipated dilution. At March 31, 2004, approximately $163.9 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock.

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

There was no cash expended during the first three months of 2004 under stock repurchase transactions. We expended $59.5 million during the three months ended March 31, 2003, net of premiums received, under all stock repurchase transactions. During the three months ended March 31, 2004, we took delivery of a total of 709,969 shares of outstanding common stock with an average per share price of $20.96; and during the three months ended March 31, 2003, we took delivery of a total of 4,171,670 shares of outstanding common stock with an average per share price of $12.23. Some of these shares were received pursuant to prepaid programs that were initiated in prior periods. Since inception of the stock repurchase programs, the average cost of shares acquired was $16.37 per share compared to an average close price during open trading windows of $19.57 per share.

Off-Balance Sheet Arrangements

We are a party to synthetic lease arrangement totaling approximately $61.0 million for our corporate headquarters office space in Fort Lauderdale, Florida. The synthetic lease represents a form of off-balance sheet financing under which an unrelated third party lessor funded 100% of the costs of acquiring the property and leases the asset to us. The synthetic lease qualifies as an operating lease for accounting purposes and as a financing lease for tax purposes. We do not include the property or the lease debt as an asset or a liability on our condensed consolidated balance sheet. Consequently, payments made pursuant to the lease are recorded as operating expenses in our condensed consolidated statements of income. We entered into the synthetic lease in order to lease our headquarters properties under more favorable terms than under our previous lease arrangements.

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

The synthetic lease includes certain financial covenants including a requirement for us to maintain a pledged balance of approximately $63.0 million in cash and/or investment securities as collateral. We manage the composition of the pledged investments and investment earnings are available for operating purposes. Additionally, we must maintain a minimum cash and investment balance of $100.0 million, excluding our collateralized investments and equity investments, as of the end of each fiscal quarter. As of March 31, 2004, we had approximately $286.5 million in cash and investments in excess of those required levels. The synthetic lease includes non-financial covenants including the maintenance of the properties and adequate insurance, prompt delivery of financial statements to the lender of the lessee and prompt payment of taxes associated with the properties. As of March 31, 2004, we were in compliance with all material provisions of the arrangement.

Commitments

During 2002 and 2001, we took actions to consolidate certain of our offices, including the exit of certain leased office space and the abandonment of certain leasehold improvements. Lease obligations related to these existing operating leases continue until 2025 with a total remaining obligation of approximately $30.0 million, of which $4.5 million, net of anticipated sublease income, was accrued for as of March 31, 2004, and is reflected in accrued expenses and other liabilities in our condensed consolidated financial statements. In estimating this accrual, we evaluated market information, including the estimated vacancy periods and sublease rates and opportunities. If actual circumstances prove to be different than management has estimated, the total charges for these vacant facilities could be material to our financial position, results of operations and cash flows.

During 2004 and 2003, significant portions of our cash inflows were generated by operations. Although we believe existing cash and investments together with cash flow expected from operations will be sufficient to meet operating and capital expenditures requirements for the next 12 months, future operating results and expected cash flow from operations could vary if we experience a decrease in customer demand or a decrease in customer acceptance of future product offerings. We continue to search for suitable acquisition candidates and could acquire or make investments in companies we believe are related to our strategic objectives. Such investments could reduce our available working capital. We could from time to time seek to raise additional funds through the issuance of debt or equity securities, although there can be no assurances that additional funds would be available at an acceptable cost of capital or at all depending on market conditions and other factors.

Certain Factors Which May Affect Future Results

Our operating results and financial condition have varied in the past and could in the future vary significantly depending on a number of factors. From time to time, information provided by us or statements made by our employees could contain “forward-looking” information that involves risks and uncertainties. In particular, statements contained in this Form 10-Q, and in the documents incorporated by reference into this Form 10-Q, that are not historical facts, including, but not limited to statements concerning new products, inventory, product development and offerings, product pricing, product and price competition, deferred revenues, interest expense, interest income, economic and market conditions, revenue recognition, Subscription Advantage, profits, growth of revenues, technology relationships, reinvestment of foreign earnings, gross margins, goodwill, intangible assets, impairment charges, anticipated operating and capital expenditure requirements, leasing and subleasing activities, acquisitions, investment transactions, liquidity, working capital, litigation matters, intellectual property matters, distribution channels, stock price, licensing models and potential debt or equity financings constitute forward-looking statements and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are neither promises nor guarantees. Our actual results of operations and financial condition have varied and could in the future vary significantly from those stated in any forward-looking statements. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Form 10-Q, in the documents incorporated by reference into this Form 10-Q or presented elsewhere by our management from time to time. Such factors, among others, could have a material adverse effect upon our business, results of operations and financial condition.

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

For example, our ability to market the Citrix MetaFrame Access Suite, and its individual products including: Citrix MetaFrame Presentation Server, Citrix MetaFrame Secure Access Manager, Citrix MetaFrame Conferencing Manager and Citrix MetaFrame Password Manager, and other future product offerings could be affected by Microsoft’s licensing and pricing scheme for client devices, servers and applications. Further, the announcement of the release, and the actual release, of new Windows-based server operating systems or products incorporating similar features to our products could cause our existing and potential customers to postpone or cancel plans to license certain of our existing and future product offerings.

In addition, alternative products for secure, remote access in the Internet software and hardware markets directly and indirectly compete with our current Citrix MetaFrame Access Suite products and our Web-based desk-top access products, including GoToAssist, GoToMyPC and GoToMeeting and anticipated future product offerings.

Existing or new products that extend Internet software and hardware to provide Web-based information and application access or interactive computing can materially impact our ability to sell our products in this market. Our current competitors in this market include Microsoft, Oracle, Sun Microsystems, Cisco, Webex, Symantec, and other makers of secure remote access solutions.

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

We have a significant amount of goodwill and other intangible assets, such as product and core technology, related to our acquisition of Sequoia Software Corporation in 2001 and Expertcity in 2004. In July 2001, we adopted SFAS No. 141, Business Combinations, and in January 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets. As a result, we no longer amortize goodwill and intangible assets that are deemed to have indefinite lives. However, we continue to amortize certain product and core technologies, trademarks, patents and other intangibles. We periodically evaluate our intangible assets, including goodwill, for impairment. As of March 31, 2004 we had $313.6 million of goodwill. We review for impairment annually, or sooner if events or changes in circumstances indicate that the carrying amount could exceed fair value. Fair values are based on discounted cash flows using a discount rate determined by our management to be consistent with industry discount rates and the risks inherent in our current business model. Due to uncertain market conditions and potential changes in our strategy and product portfolio, it is possible that the forecasts we use to support our goodwill could change in the future, which could result in non-cash charges that would adversely affect our results of operations and financial condition.

At March 31, 2004, we had $68.4 million, net, of unamortized identified intangibles with estimable useful lives, of which $12.5 million consists of product and core technology we purchased in the acquisition of Sequoia, $25.0 million relates to product and core technology purchased in the Expertcity acquisition and $4.2 million represents core technology purchased under third party licenses. We have commercialized and currently market the Sequoia and other license technology through our secure access infrastructure software, which includes Citrix MetaFrame Secure Access Manager and Citrix MetaFrame Password Manager. However, our channel distributors and entities with which we have technology relationships, customers or prospective customers may not purchase or widely accept our new line of products. If we fail to complete the development of our anticipated future product offerings, if we fail to complete them in a timely manner, or if we are unsuccessful in selling these new products, we could determine that the value of the purchased technology is impaired in whole or in part and take a charge to earnings. We could also incur additional charges in later periods to reflect costs associated with completing those projects that could not be completed in a timely manner. If the actual revenues and operating profit attributable to acquired product and core technologies are less than the projections we used to initially value product and core technologies when we acquired it, such intangible assets may be deemed to be impaired. If we determine that any of our intangible assets are impaired, we would be required to take a related charge to earnings that could have a material adverse effect on our results of operations.

We recorded approximately $212 million of goodwill and intangible assets in connection with our acquisition of Expertcity. If the actual revenues and operating profit attributable to acquired intangible assets are less than the projections we used to initially value these intangible assets when we acquired them, then these intangible assets may be deemed to be impaired. If we determine that any of the goodwill or other intangible assets associated with our acquisition of Expertcity are impaired, then we would be required to reduce the value of those assets or to write them off completely by taking a related charge to earnings. If we are required to write down or write off all or a portion of those assets, or if financial analysts or investors believe we may need to take such action in the future, our stock price and operating results could be materially adversely affected.

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

We conduct significant sales and customer support operations in countries outside of the United States. For the three months ended March 31, 2004, we derived approximately 56% of our revenues from sales outside the United States. Our continued growth and profitability could require us to further expand our international operations. To successfully expand international sales, we must establish additional foreign operations, hire additional personnel and recruit additional international resellers. Our international operations are subject to a variety of risks, which could cause international revenues to fluctuate. These risks include:

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

If we elect not to purchase the property at the end of the lease term, we have guaranteed a minimum residual value of approximately $51.9 million to the lessor. Therefore, if the fair value of the property declines below $51.9 million, we would have to make up the difference under our residual value guarantee, which could have a material adverse effect on our results of operations and financial condition. For further information on our synthetic lease, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Commitments” and note 13 to our condensed consolidated financial statements.

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

Our success depends on our ability to attract and retain and further penetrate large enterprise customers.

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

We currently intend to continue to expand our distribution channels by leveraging our relationships with independent hardware and software vendors and system integrators to encourage them to recommend or distribute our products. In addition, an integral part of our strategy is to diversify our base of channel relationships by adding more channel members with abilities to reach larger enterprise customers. This will require additional resources, as we will need to expand our internal sales and service coverage of these customers. If we fail in these efforts and cannot expand or diversify our distribution channels, our business could be adversely affected. In addition to this diversification of our base, we will need to maintain a healthy mix of channel members who cater to smaller customers. We may need to add and remove distribution members to maintain customer satisfaction and a steady adoption rate of our products, which could increase our operating expenses. Through our accessPARTNER network, Citrix Authorized Learning Centers and other programs, we are currently investing, and intend to continue to invest, significant resources to develop these channels, which could reduce our profits.

If we do not generate sufficient cash flow from operations in the future, we may not be able to fund our operations and fulfill our future obligations.

Our ability to generate sufficient cash flow from operations to fund our operations and product development, including the payment of cash consideration in acquisitions and the payment of our other obligations, depends on a range of economic, competitive and business factors, many of which are outside our control. We cannot assure you that our business will generate sufficient cash flow from operations, or that we will be able to liquidate our investments, repatriate cash and investments held in our overseas subsidiaries, sell assets or raise equity or debt financings when needed or desirable. An inability to fund our operations or fulfill outstanding obligations could have a material adverse effect on our business, financial condition and results of operations. For further information, please refer to “—Liquidity and Capital Resources.”

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

The market for our Web-based training and customer assistance products is volatile, and if it does not develop or develops more slowly than we expect, our Citrix Online Division will be harmed.

The market for our Web-based training and customer assistance products is new and unproven, and it is uncertain whether these services will achieve and sustain high levels of demand and market acceptance. Our success with our Citrix Online Division will depend to a substantial extent on the willingness of enterprises, large and small, to increase their use of application services in general and for GoToMyPC and GoToAssist, in particular. Many enterprises have invested substantial personnel and financial resources to integrate traditional enterprise software into their businesses, and therefore may be reluctant or unwilling to migrate to application services. Furthermore, some enterprises may be reluctant or unwilling to use application services because they have concerns regarding the risks associated with security capabilities, among other things, of the technology delivery model associated with these services. If enterprises do not perceive the benefits of application services, then the market for these services may not further develop at all, or it may develop more slowly than we expect, either of which would significantly adversely affect our financial condition and the operating results for our Citrix Online Division.

If our security measures are breached and unauthorized access is obtained to our Citrix Online Division customers’ data, our services may be perceived as not being secure and these customers may curtail or stop using our service.

Use of our GoToMyPC or GoToAssist services involves the storage and transmission of customers’ proprietary information, and security breaches could expose us to a risk of loss of this information, litigation and possible liability. If our security measures are breached as a result of third-party action, employee error, malfeasance or otherwise, and, as a result, someone obtains unauthorized access to one of our Online customers’ data, our reputation will be damaged, our business may suffer and we could incur significant liability. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If any compromises of security were to occur, it could have the effect of substantially reducing the use of the Web for commerce and communications. Anyone who circumvents our security measures could misappropriate proprietary information or cause interruptions in our services or operations. The Internet is a public network, and data is sent over this network from many sources. In the past, computer viruses, software programs that disable or impair computers, have been distributed and have rapidly spread over the Internet. Computer viruses could be introduced into our systems or those of our customers or suppliers, which could disrupt our network or make it inaccessible to our Citrix Online Division customers. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose sales and customers for our Citrix Online Division, which would significantly adversely affect our financial condition and the operating results for our Citrix Online Division.

Evolving regulation of the Web may adversely affect our Citrix Online Division.

As Web commerce continues to evolve, increasing regulation by federal, state or foreign agencies becomes more likely. For example, we believe increased regulation is likely in the area of data privacy, and laws and regulations applying to the solicitation, collection, processing or use of personal or consumer information could affect our Online customers’ ability to use and share data and restricting our ability to store, process and share data with these customers. In addition, taxation of services provided over the Web or other charges imposed by government agencies or by private organizations for accessing the Web may also be imposed. Any regulation imposing greater fees for Web use or restricting information exchange over the Web could result in a decline in the use of the Web and the viability of Web-based services, which would significantly adversely affect our financial condition and the operating results for our Citrix Online Division.

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

General economic and market conditions, and other factors outside our control, could adversely affect our business and impair the value of our investments. Any further downturn in general economic conditions could result in a reduction in demand for our products and services and could harm our business. In addition, an economic downturn could result in an impairment in the value of our investments requiring us to record losses related to such investments. Impairment in the value of these investments may disrupt our ongoing business and distract management. As of March 31, 2004, we had $335.0 million of short and long-term investments with various issuers and financial institutions. In many cases we do not attempt to reduce or eliminate our market exposure on these investments and could incur losses related to the impairment of these investments. Fluctuations in economic and market conditions could adversely affect the value of our investments, and we could lose some of our investment portfolio. A total loss of an investment could adversely affect our results of operations and financial condition. For further information on these investments, please refer to “—Liquidity and Capital Resources.”

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes with respect to the information on Quantitative and Qualitative Disclosures About Market Risk appearing in Part II, Item 7A to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

As of March 31, 2004, the Company’s management, with the participation of the Company’s Chief Executive Officer and the Company’s Vice President and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Vice President and Chief Financial Officer concluded that, as of March 31, 2004, the Company’s disclosure controls and procedures were effective in ensuring that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and the Company’s Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. During the period covered by this report, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Issuer Purchases of Equity Securities

In April 1999, the Company’s board of directors authorized an ongoing stock repurchase program with an initial authority of $200 million. During 2003, the Company’s board of directors authorized the repurchase of an additional $200 million under its stock repurchase program, increasing the total authority to $800 million, the objective of which is to manage actual and anticipated dilution. At March 31, 2004, approximately $163.9 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock.

	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or approximate dollar value) of Shares (or Units) that may yet be Purchased under the Plans or Programs
January 1, 2004 through January 31, 2004	236,568	N/A	(2)	236,568	$163,857
February 1, 2004 through February 29, 2004	473,401	N/A	(2)	473,401	$163,857
March 1, 2004 through March 31, 2004	—	—		—	$163,857

Total	709,969	$20.96	(2)	709,969	$163,857

(1)	Represents shares received under the Company’s prepaid stock repurchase programs. No cash was expended during the current period for repurchases of the Company’s common stock. For more information see Note 11 to the Company’s condensed consolidated financial statements.
(2)	At March 31, 2004, this amount represents the cumulative average price paid per share for shares received under the Company’s prepaid stock repurchase programs some of which extend over more than one fiscal period.

On March 22, 2004, the Company redeemed all of its outstanding zero coupon convertible subordinated debentures for a redemption price of approximately $355.7 million. The debentures were convertible at the option of the security holder at any time on or before the maturity date at a conversion rate of 14.0612 shares of the Company’s common stock for each $1,000 principal amount at maturity of debentures.

On February 27, 2004, the Company completed an acquisition of Expertcity.com, Inc., a privately-held company. The purchase was completed in part through the issuance of approximately 5.6 million shares of the Company’s common stock valued at approximately $118.0 million. Furthermore, up to approximately 0.6 million shares of the Company’s common stock may be issued to Expertcity’s stockholders in the event that certain revenue and other financial milestones are achieved by the Expertcity business in 2004. The issuance of shares in this transaction was made in reliance of an exemption from registration under the Securities Act of 1933, pursuant to Section 3(a)(10) of that act. The Company relied on a public fairness hearing conducted before the Department of Corporations of the State of California pursuant to Section 25142 of the California Corporate Securities Law, resulting in the Company obtaining a permit dated February 24, 2004 to issue the shares of the Company’s common stock.

ITEM 5. OTHER INFORMATION

The Company’s policy governing transactions in its securities by its directors, officers and employees permits its officers, directors and employees to enter into trading plans in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The Company has been advised that each of the following executive officers has entered into a trading plan during April 2004 in accordance with Rule 10b5-1 and the Company’s policy governing transactions in its securities: John C. Burris, Senior Vice President, Worldwide Sales and Customer Services, David R. Friedman, Vice President and General Counsel, David J. Henshall, Vice President and Chief Financial Officer, Jeanne Moreno, Senior Vice President, Corporate Services and Chief Information Officer, and David Urbani, Vice President, Finance and Corporate Controller. The Company undertakes no obligation to update or revise the information provided herein, including for revision or termination of an established trading plan.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	List of exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a) / 15d-14(a) Certification

31.2	Rule 13a-14(a) / 15d-14(a) Certification

32.1	Certifications pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	On January 21, 2004, the Company furnished a report on Form 8-K to the Securities and Exchange Commission. That report on Form 8-K, furnished pursuant to Item 12 of that form, stated that, on January 21, 2004, the Company reported its earnings for the fiscal year ended December 31, 2003.

On February 19, 2004, the Company furnished a report on Form 8-K to the Securities and Exchange Commission. That report on Form 8-K, furnished pursuant to Item 9 of that form, stated that, the Company will call for redemption all of its outstanding Zero Coupon Convertible Subordinated Debentures Due 2019.

On March 1, 2004, the Company furnished a report on Form 8-K to the Securities and Exchange Commission. That report on Form 8-K, furnished pursuant to Item 9 of that form, stated that, on March 1, 2004, the Company completed its acquisition of Expertcity.com, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 7th day of May 2004.

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