Form 10-Q
period 2004-09-30
CITRIX SYSTEMS INC
filed 2004-11-05
CIK 877890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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

As of November 2, 2004 there were 169,394,107 shares of the registrant’s Common Stock, $.001 par value per share, outstanding.

CITRIX SYSTEMS, INC.

Form 10-Q

For the Quarterly Period Ended September 30, 2004

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Citrix Systems, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2004	December 31, 2003
	(In thousands, except par value)
Assets
Current assets:
Cash and cash equivalents	$197,655	$359,343
Short-term investments	68,340	252,971
Accounts receivable, net of allowances of $6,003 and $6,365 at September 30, 2004 and December 31, 2003, respectively	90,115	87,464
Prepaid expenses and other current assets	27,055	58,167
Current portion of deferred tax assets	50,690	51,540

Total current assets	433,855	809,485
Long-term investments	274,927	285,957
Property and equipment, net	70,419	65,837
Goodwill, net	313,584	152,364
Other intangible assets, net	73,848	21,300
Long-term portion of deferred tax assets	—	3,168
Other assets	7,197	6,828

	$1,173,830	$1,344,939

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$102,661	$114,456
Current portion of deferred revenues	190,894	152,938
Convertible subordinated debentures	—	351,423

Total current liabilities	293,555	618,817
Long-term portion of deferred revenues	11,418	12,137
Other liabilities	9,338	7,187
Commitments and contingencies

Stockholders’ equity:
Preferred stock at $.01 par value: 5,000 shares authorized, none issued and outstanding	—	—
Common stock at $.001 par value: 1,000,000 shares authorized; 210,228 and 202,622 issued and outstanding at September 30, 2004 and December 31, 2003, respectively	210	203
Additional paid-in capital	854,564	700,111
Retained earnings	725,988	646,740
Accumulated other comprehensive income	1,069	7,810

	1,581,831	1,354,864

Less— common stock in treasury, at cost (42,162 and 38,150 shares at September 30, 2004 and December 31, 2003, respectively)	(722,312)	(648,066)

Total stockholders’ equity	859,519	706,798

	$1,173,830	$1,344,939

See accompanying notes.

Citrix Systems, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In thousands, except per share information)
Revenues:
Software licenses	$88,455	$90,069	$263,597	$279,144
Software license updates	70,406	43,406	196,284	118,205
Services	28,717	10,866	67,309	33,532

Total net revenues	187,578	144,341	527,190	430,881
Cost of revenues:
Cost of software license revenues (excluding amortization presented separately below)	853	3,593	3,022	10,372
Cost of services revenues	4,543	1,757	11,535	4,745

Total cost of revenues	5,396	5,350	14,557	15,117

Gross margin	182,182	138,991	512,633	415,764

Operating expenses:
Research and development	21,832	15,656	63,043	47,025
Sales, marketing and support	82,612	61,331	237,544	183,592
General and administrative	26,142	20,420	78,730	64,464
Amortization of intangible assets	5,273	2,868	14,504	8,541
In-process research and development	—	—	18,700	—

Total operating expenses	135,859	100,275	412,521	303,622

Income from operations	46,323	38,716	100,112	112,142
Interest income	2,587	5,302	10,840	15,477
Interest expense	(7)	(4,558)	(4,360)	(13,630)
Write-off of deferred debt issuance costs	—	—	(7,219)	—
Other income, net	727	277	1,902	2,252

Income before income taxes	49,630	39,737	101,275	116,241
Income taxes	11,182	8,742	22,027	25,573

Net income	$38,448	$30,995	$79,248	$90,668

Earnings per share:
Basic	$0.23	$0.19	$0.47	$0.55

Diluted	$0.22	$0.18	$0.46	$0.53

Weighted average shares outstanding:
Basic	169,148	164,310	168,647	165,662

Diluted	172,870	171,111	173,911	171,135

See accompanying notes

Citrix Systems, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
	(In thousands)
OPERATING ACTIVITIES
Net income	$79,248	$90,668
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	14,504	8,541
Depreciation and amortization of property and equipment	15,572	18,067
Write-off of deferred debt issuance costs	7,219	—
Realized gain on investments	(537)	(1,210)
In-process research and development	18,700	—
Provision for doubtful accounts	832	1,297
Provision for product returns	4,374	1,523
Provision for inventory reserves	334	295
Tax benefit related to the exercise of non-statutory stock options and disqualifying dispositions of incentive stock options	19,783	16,695
Accretion of original issue discount and amortization of financing cost	4,318	13,598
Other non-cash items	521	(13)

Total adjustments to reconcile net income to net cash provided by operating activities	85,620	58,793
Changes in operating assets and liabilities, net of the effects of acquisition:
Accounts receivable	(5,003)	(18,912)
Prepaid expenses and other current assets	14,662	8,886
Other assets	(298)	4,053
Deferred tax assets	1,168	(2,758)
Accounts payable and accrued expenses	(20,753)	3,963
Deferred revenues	32,237	40,574
Other liabilities	(1,809)	1,125

Total changes in operating assets and liabilities	20,204	36,931

Net cash provided by operating activities	185,072	186,392

INVESTING ACTIVITIES
Purchases of investments	(77,641)	(112,992)
Proceeds from sales and maturities of investments	270,919	146,056
Purchases of property and equipment	(19,298)	(6,976)
Cash paid for licensing agreements and core technology	(16,784)	(1,358)
Cash paid for acquisition, net of cash acquired	(90,750)	—

Net cash provided by investing activities	66,446	24,730

FINANCING ACTIVITIES
Proceeds from issuance of common stock	25,262	34,558
Cash paid under stock repurchase programs	(82,808)	(124,553)
Cash paid to redeem convertible subordinated debentures	(355,660)	—
Proceeds from sale of put warrants	—	655
Other	—	(13)

Net cash used in financing activities	(413,206)	(89,353)

Change in cash and cash equivalents	(161,688)	121,769
Cash and cash equivalents at beginning of period	359,343	142,700

Cash and cash equivalents at end of period	$197,655	$264,469

See accompanying notes

Citrix Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2004

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

Revenue Recognition

The Company markets and licenses software products primarily through value-added resellers, channel distributors, system integrators and independent software vendors. The Company’s software licenses are generally perpetual. The Company also separately sells software license updates and services, which include product training, technical support and consulting services, as well as Web-based desktop access services.

Citrix Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2004

The Company’s packaged products are typically purchased by medium and small-sized businesses with a minimal number of locations. In these cases, the software license is delivered with the packaged product. Electronic license arrangements are used with more complex multiserver environments typically found in larger business enterprises that deploy the Company’s products on a department or enterprise-wide basis, which could require differences in product features and functionality at various customer locations. Once the Company receives a software license agreement and purchase order, the enterprise customer licenses are electronically delivered. “Software activation keys” that enable the feature configuration ordered by the end-user are delivered separate from the software. Software may be delivered indirectly by a channel distributor, via download from the Company’s website or directly to the end-user by the Company.

Revenue is recognized when it is earned. The Company’s revenue recognition policies are in compliance with Statement of Position (“SOP”) 97-2 (as amended by SOP 98-4 and SOP 98-9) and related interpretations, Software Revenue Recognition. In addition, the Company’s Online division recognizes revenue in accordance with Emerging Issues Task Force (“EITF”) No. 00-3, Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware.” The Company recognizes revenue when all of the following criteria are met: persuasive evidence of the arrangement exists; delivery has occurred and the Company has no remaining obligations; the fee is fixed or determinable; and collectibility is probable. The Company defines these four criteria as follows:

•	Persuasive evidence of the arrangement exists. The Company recognizes revenue on packaged product upon shipment to distributors and resellers. For packaged product sales, it is the Company’s customary practice to require a purchase order from distributors and resellers who have previously negotiated a master packaged product distribution or resale agreement. For electronic and paper license arrangements involving software licenses and software license updates, the Company typically requires a purchase order from the distributor, reseller or end-user and an executed software license agreement from the end-user. For Web-based desktop access services, the Company requires the customer or reseller to electronically accept the terms of the on-line service agreement or execute a contract and also submit a purchase order. The Company requires a purchase order and agreement for technical support, product training and consulting services.

•	Delivery has occurred and the Company has no remaining obligations. For software license sales, the Company’s standard delivery method is free-on-board shipping point. Consequently, it considers delivery of packaged product to have occurred when the products are shipped to distributors pursuant to an agreement and purchase order. The Company considers delivery of licenses under electronic licensing agreements to have occurred when the related products are shipped and the end-user has been electronically provided with the licenses and software activation keys that allow the end-user to take immediate possession of the software. For product training and consulting services, the Company fulfills its obligation when the services are performed. For software license updates, technical support and Web-based desktop access services, the Company assumes that its obligation is satisfied ratably over the respective terms of the agreements, which are typically 12 to 24 months.

Citrix Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2004

•	The fee is fixed or determinable. In the normal course of business, the Company does not provide customers the right to a refund of any portion of their license fees or extended payment terms. The Company sells software license updates and services, which includes technical support, product training and consulting services, and Web-based desktop access services separately and it determines vendor specific objective evidence (“VSOE”) of fair value by the price charged for each product when sold separately or applicable renewal rates.

•	Collectibility is probable. The Company determines collectibility on a customer-by-customer basis and generally does not require collateral. The Company typically sells software licenses, updates and Web-based desktop access to distributors or resellers for whom there are histories of successful collection. New customers are subject to a credit review process that evaluates the customers’ financial position and ultimately their ability to pay. Customers are also subject to an ongoing credit review process. If the Company determines from the outset of an arrangement that collectibility is not probable, revenue recognition is deferred until customer payment is received and the other parameters of revenue recognition described above have been achieved. Management’s judgment is required in assessing the probability of collection, which is generally based on evaluation of customer specific information, historical experience and economic market conditions.

Net revenues include the following categories: Software Licenses, Software License Updates and Services. Software Licenses primarily represent fees related to the licensing of our MetaFrame products, additional user licenses and management products (such as MetaFrame Presentation Server and MetaFrame Access Suite). These revenues are reflected net of sales allowances and provisions for stock balancing return rights. Software License Updates consists of fees related to the Subscription Advantage program (the Company’s terminology for post contract support) that are recognized ratably over the term of the contract, which is typically 12-24 months. Subscription Advantage is a renewable program that provides subscribers with automatic delivery of software upgrades, enhancements and maintenance releases when and if they become available during the term of subscription. Services consist primarily of technical support services and Web-based desktop access services revenue recognized ratably over the contract term, revenue from product training and certification, and consulting services revenue related to implementation of the Company’s software products, which is recognized as the services are provided.

The Company licenses most of its software products bundled with an initial subscription for software license updates that provide the end-user with free enhancements and upgrades to the licensed product on a when and if available basis. Customers may also elect to purchase technical support, product training or consulting services. The Company allocates revenue to software license updates and any other undelivered elements of the arrangement based on VSOE of fair value of each element and such amounts are deferred until the applicable delivery criteria and other revenue recognition criteria described above have been met. The balance of the revenue, net of any discounts inherent in the arrangement, is allocated to the delivered software product using the residual method and recognized at the outset of the arrangement as the software licenses are delivered. If management cannot objectively determine the fair value of each undelivered element based on VSOE, revenue recognition is deferred until all elements are delivered, all services have been performed, or until fair value can be objectively determined.

Citrix Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2004

In the normal course of business, the Company does not permit product returns, but it does provide most of its distributors and value added resellers with stock balancing and price protection rights. Stock balancing rights permit distributors to return products to the Company, subject to ordering an equal dollar amount of other products. Price protection rights require that the Company grant retroactive price adjustments for inventories of products held by distributors or resellers if it lowers prices for such products. The Company establishes provisions for estimated returns for stock balancing and price protection rights, as well as other sales allowances, concurrently with the recognition of revenue. The provisions are established based upon consideration of a variety of factors, including, among other things, recent and historical return rates for specific products and distributors, estimated distributor inventory levels by product, the impact of any new product releases and projected economic conditions. Actual product returns for stock balancing and price protection provisions incurred are, however, dependent upon future events, including the amount of stock balancing activity by distributors and the level of distributor inventories at the time of any price adjustments. The Company continually monitors the factors that influence the pricing of its products and distributor inventory levels and makes adjustments to these provisions when it believes actual returns and other allowances could differ from established reserves. The Company’s ability to recognize revenue upon shipment to distributors is predicated on its ability to reliably estimate future stock balancing returns. If actual experience or changes in market condition impairs the Company’s ability to estimate returns, it would be required to defer the recognition of revenue until the delivery of the product to the end-user. Allowances for estimated product returns amounted to approximately $2.2 million at September 30, 2004 and $3.0 million at December 31, 2003. The Company has not reduced and has no current plans to reduce its prices for inventory currently held by distributors or resellers. Accordingly, there were no reserves required for price protection at September 30, 2004 or December 31, 2003. The Company also records estimated reductions to revenue for customer programs and incentive offerings including volume-based incentives. If market conditions were to decline, the Company could take actions to increase its customer incentive offerings, which could result in an incremental reduction to revenue at the time the incentive is offered.

Accounting for Stock-Based Compensation

The Company’s stock-based compensation program is a broad based, long-term retention program that is intended to attract and reward talented employees and align stockholder and employee interest. At September 30, 2004, the Company had four stock-based employee compensation plans. The number and frequency of stock option grants are based on competitive practices, operating results of the Company, the number of options available for grant under the Company’s shareholder approved plans, and other factors. All employees are eligible to participate in the stock option program.

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

Citrix Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2004

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

The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans and stock options granted to employees and non-employee directors and has complied with the disclosure requirements of SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. Except for non-employee directors, the Company has not granted any options to non-employees. The Company has elected to follow APB Opinion No. 25 because the alternative fair value accounting provided for under SFAS No. 123 requires use of option valuation models, including the Black-Scholes model, that were developed for use with traded options that have no vesting restrictions and are fully transferable, as opposed to employee stock options, which are typically non-transferable and last up to ten years. Currently, management believes there is not one agreed upon option valuation method that is comparable among all reporting companies. Specifically, the Black-Scholes model requires the input of highly subjective assumptions, including assumptions related to the expected stock price volatility over the expected life of the option. Because the Company’s stock-based awards to employees have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing pricing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards to employees. Because the Black-Scholes model is based on statistical expectations, the calculation can result in substantial earnings volatility that may not agree, as to timing or amount, with the actual gain or loss accrued or realized by the option holder.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income:
As reported	$38,448	$30,995	$79,248	$90,668

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(10,501)	(19,997)	(37,503)	(67,409)

Pro forma	$27,947	$10,998	$41,745	$23,259

Basic earnings per share:
As reported	$0.23	$0.19	$0.47	$0.55

Pro forma	$0.17	$0.07	$0.25	$0.14

Diluted earnings per share:
As reported	$0.22	$0.18	$0.46	$0.53

Pro forma	$0.16	$0.06	$0.24	$0.14

Citrix Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2004

For purposes of the pro forma calculations, the fair value of each option is estimated on the date of the grant using the Black-Scholes option-pricing model, assuming no expected dividends and the following assumptions:

	Stock options granted during the
	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Expected volatility factor	0.40	0.61	0.40 –0.49	0.61 – 0.68
Approximate risk free interest rate	3.4%	3.0%	3.0% – 3.5%	2.5% – 3.0%
Expected lives (in years)	4.76	4.70	4.75 –4.76	4.70 – 4.73

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

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Numerator:
Net income	$38,448	$30,955	$79,248	$90,668

Denominator:
Denominator for basic earnings per share — weighted-average shares	169,148	164,310	168,647	165,662
Effect of employee stock options	3,722	6,801	5,264	5,473

Denominator for diluted earnings per share — weighted-average shares	172,870	171,111	173,911	171,135

Basic earnings per share	$0.23	$0.19	$0.47	$0.55

Diluted earnings per share	$0.22	$0.18	$0.46	$0.53

Anti-dilutive weighted-average shares	35,129	43,843	32,877	43,346

The decrease in anti-dilutive weighted shares for the three and nine months ended September 30, 2004 compared to the three and nine months ended September 30, 2003 is due to the redemption of the Company’s convertible subordinated debentures during March 2004.

Citrix Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2004

4. Acquisition

On February 27, 2004, the Company acquired all of the issued and outstanding capital stock of Expertcity.com, Inc. (“Expertcity”), a market leader in Web-based desktop access, as well as a leader in Web-based training and customer assistance solutions.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues	$187,578	$153,732	$534,880	$455,827
Income from operations	46,323	35,629	91,862	101,318
Net income	38,448	28,851	72,519	83,014
Per share – basic	0.23	0.17	0.43	0.48
Per share – diluted	0.22	0.16	0.41	0.47

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

September 30, 2004

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

The fair values used in determining the purchase price allocation for certain intangible assets were based on estimated discounted future cash flows, royalty rates and historical data, among other information. Purchased in-process research and development (“IPR&D”) of approximately $18.7 million was expensed immediately upon closing of the merger in accordance with Financial Accounting Standards Board Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method, due to the fact that it pertains to technology that was not currently technologically feasible, meaning it had not reached the working model stage, did not contain all of the major functions planned for the product, was not ready for initial customer testing and had no alternative future use. The fair value assigned to in-process research and development was determined using the income approach, which includes estimating the revenue and expenses associated with a project’s sales cycle and by estimating the amount of after-tax cash flows attributable to the projects. The future cash flows were discounted to present value utilizing an appropriate risk-adjusted rate of return, which ranged from 17% to 20%. The rate of return included a factor that takes into account the uncertainty surrounding the successful development of the IPR&D.

5. Goodwill and Other Intangible Assets

Goodwill. As a result of the Expertcity acquisition during the nine months ended September 30, 2004, the Company recorded approximately $161.2 million of goodwill reflected in its new segment, the Citrix Online division.

Citrix Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2004

Intangible Assets.Intangible assets are recorded at cost, less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally one to seven years. Intangible assets consist of the following (in thousands):

	September 30, 2004		December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core and product technologies	$123,128	$73,102	$82,486	$63,092
Other	35,857	12,035	9,447	7,541

	$158,985	$85,137	$91,933	$70,633

Amortization expense for the three and nine months ended September 30, 2004 was $5.3 million and $14.5 million, respectively, and $2.9 million and $8.5 million for the three and nine months ended September 30, 2003, respectively. Estimated future amortization expense is as follows (in thousands):

Year ending December 31,
2004	$19,773
2005	20,912
2006	15,765
2007	10,171
2008	7,799

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

7. Segment Information

The Company operates in a single market consisting of the design, development, marketing, sales and support of access infrastructure software and services for enterprise applications, as well as Web-based desktop access. The Company’s revenues are derived from MetaFrame product line sales and related services in the Americas, Europe, the Middle East and Africa (“EMEA”) and Asia-Pacific regions and from Web-based desktop access services sold by its Citrix Online division. These three geographic regions and the Citrix Online division constitute the Company’s four reportable segments.

The Company does not engage in intercompany revenue transfers between segments. The Company’s management evaluates performance based primarily on revenues in the geographic locations in which the Company operates and separately evaluates revenues from the Citrix Online division. Segment profit for each segment

Citrix Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2004

includes certain sales, marketing, research and development, general and administrative expenses directly attributable to the segment and excludes certain expenses that are managed outside the reportable segments. Costs excluded from segment profit primarily consist of research and development costs associated with the MetaFrame product line, amortization of intangible assets, interest, corporate expenses and income taxes, as well as charges for in-process research and development. Corporate expenses are comprised primarily of corporate marketing costs, operations and certain general and administrative expenses, which are separately managed. Accounting policies of the segments are the same as the Company’s consolidated accounting policies.

Net revenues and segment profit, classified by the Company’s four reportable segments are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net revenues:
Americas (1)	$86,718	$75,598	$245,857	$219,433
EMEA (2)	68,426	54,748	204,804	171,812
Asia-Pacific	18,346	13,995	49,190	39,636
Citrix Online division	14,088	—	27,339	—

Consolidated	$187,578	$144,341	$527,190	$430,881

Segment profit (loss):
Americas (1)	$52,699	$43,526	$147,401	$118,427
EMEA (2)	41,421	33,246	122,104	104,398
Asia-Pacific	6,011	4,646	15,145	15,509
Citrix Online division	2,161	—	(2,493)	—
Unallocated expenses (3):
Amortization of intangible assets	(5,273)	(2,868)	(14,504)	(8,541)
Research and development	(21,172)	(15,656)	(60,169)	(47,025)
In-process research and development	—	—	(18,700)	—
Net interest and other income	3,307	1,021	1,163	4,099
Other corporate expenses	(29,524)	(24,178)	(88,672)	(70,626)

Consolidated income before income taxes	$49,630	$39,737	$101,275	$116,241

(1)	The Americas segment is comprised of the United States, Canada and Latin America.
(2)	Defined as Europe, the Middle East and Africa
(3)	Represents expenses presented to management on a consolidated basis only and not allocated to the operating segments.

Citrix Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2004

Identifiable assets classified by the Company’s four reportable segments are shown below (in thousands):

	September 30, 2004	December 31, 2003
Identifiable assets:
Americas	$483,057	$975,054
EMEA	429,211	328,689
Asia-Pacific	40,042	41,196
Citrix Online division	221,520	—

Total identifiable assets	$1,173,830	$1,344,939

8. Derivative Financial Instruments

Cash Flow Hedges. At September 30, 2004 and December 31, 2003, the Company had in place foreign currency forward sale contracts with a notional amount of $39.1 million and $37.2 million, respectively, and foreign currency forward purchase contracts with a notional amount of $141.6 million and $160.9 million, respectively. The fair values of these contracts at September 30, 2004 and December 31, 2003 were assets of $3.0 million and $12.8 million, respectively, and liabilities of $2.2 million and $4.9 million, respectively. A substantial portion of the Company’s anticipated overseas expense will be transacted in local currencies. To protect against fluctuations in operating expenses and the volatility of future cash flows caused by changes in currency exchange rates, the Company has established a program that uses foreign exchange forward contracts to reduce its exposure to these potential changes. The terms of these instruments, and the hedged transactions to which they relate, generally do not exceed 12 months. Currencies hedged are Euros, British pounds sterling, Australian dollars, Swiss francs and Japanese yen. There was no material ineffectiveness of the Company’s foreign currency forward contracts for the three and nine months ended September 30, 2004 and 2003.

Fair Value Hedges. The Company uses interest rate swap instruments to hedge against the changes in fair value of certain of its available-for-sale securities due to changes in interest rates. At September 30, 2004, the instruments have an aggregate notional amount of $182.4 million related to specific available-for-sale securities and expire on various dates through September 2008. Each of the instruments swap the fixed rate interest on the underlying investment for a variable rate based on the London Interbank Offered Rate, or LIBOR, plus a specified margin. Changes in the fair value of the interest rate swap instruments are recorded in earnings along with related designated changes in the value of the underlying investments. The fair value of the instruments were liabilities of approximately $2.2 million and $4.2 million at September 30, 2004 and December 31, 2003, respectively. There was no material ineffectiveness of the Company’s interest rate swaps for the three and nine months ended September 30, 2004 or 2003.

Derivatives Not Designated as Hedges. The Company utilizes credit derivatives and other instruments for investment or hedging purposes that either do not qualify or are not designated for hedge accounting treatment under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and its related interpretations. Accordingly, changes in the fair value of these contracts, if any, are recorded in other income, net. Under the terms of the credit contracts, the Company assumes the default risk, above a certain threshold, of a portfolio of specified high credit quality referenced issuers in exchange for a fixed yield that is recorded in interest income. In the event

Citrix Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2004

of default by underlying referenced issuers above specified amounts, the Company will pay the counterparty an amount equivalent to its loss, not to exceed the notional value of the contract. The primary risk associated with these contracts is the default risk of the underlying issuers. The risk levels of these instruments are equivalent to “AAA,” or better, single securities. The purpose of the credit derivatives is to provide additional yield on certain of the Company’s underlying available-for-sale investments.

At September 30, 2004, the Company is a party to three credit default contracts that have an aggregate notional amount of $75.0 million that expire on various dates through March 2008. At September 30, 2004, the Company has pledged approximately $83.9 million of investment securities as collateral for these contracts. The Company maintains the ability to manage the composition of the pledged investments and investment earnings are available for operating purposes. Accordingly, these securities are not reflected as restricted investments in the accompanying condensed consolidated balance sheets. The fixed yield earned on these contracts was not material at September 30, 2004 or December 31, 2003, and is included in interest income in the accompanying condensed consolidated statements of income. For the three and nine months ended September 30, 2004, there was no significant change in fair value of these credit default contracts.

As of September 30, 2004, the Company had $3.0 million of derivative assets and $4.3 million of derivative liabilities, representing the fair values of the Company’s outstanding derivative instruments, which are recorded in other current assets, other assets, accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets. The change in derivatives recognized in other comprehensive income presented in the table below (in thousands) includes unrealized gains (losses) that arose from changes in market value of derivatives that were held during the period, and gains (losses) that were previously unrealized, but have been recognized in current period net income due to termination or maturities of derivative contracts. This reclassification has no effect on total comprehensive income or stockholders’ equity.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Unrealized gains (losses) on derivative instruments	$1,023	$1,040	$(526)	$4,998
Reclassification of realized gains	(906)	(2,354)	(5,947)	(4,771)

Net change in other comprehensive income due to derivative instruments	$117	$(1,314)	$(6,473)	$227

Citrix Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2004

9. Comprehensive Income

The components of comprehensive income, net of tax, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income	$38,448	$30,995	$79,248	$90,668
Other comprehensive income:
Change in unrealized gain (loss) on available-for-sale securities	328	(88)	(268)	423
Net change due to derivative instruments	117	(1,314)	(6,473)	227

Comprehensive income	$38,893	$29,593	$72,507	$91,318

The components of accumulated other comprehensive income, net of tax, are as follows (in thousands):

	September 30, 2004	December 31, 2003
Unrealized gain on available-for-sale securities	$358	$626
Unrealized gain on derivative instruments	711	7,184

Accumulated other comprehensive income	$1,069	$7,810

10. Income Taxes

The Company maintains certain operational and administrative processes in overseas subsidiaries and its foreign earnings are taxed at lower foreign tax rates. The Company does not expect to remit earnings from its foreign subsidiaries. The Company’s effective tax rate remained relatively constant at 21.8% for the nine months ended September 30, 2004 compared to 22.0% for the same period in the prior year. The current year’s effective tax rate is primarily impacted by the redemption of the Company’s convertible subordinated debentures and the impact of amortization of intangibles from the Expertcity acquisition.

11. Stock Repurchase Programs

The Company’s board of directors has authorized an ongoing stock repurchase program with a total repurchase authority granted to the Company of $800 million, the objective of which is to manage actual and anticipated dilution. At September 30, 2004, approximately $81.0 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock.

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

Citrix Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2004

The Company expended $82.8 million and $123.9 million during the first nine months of 2004 and 2003, respectively, under stock repurchase transactions, net of all premiums received. During the nine months ended September 30, 2004, the Company took delivery of a total of 4,012,646 shares of outstanding common stock with an average per share price of $18.50, and during the nine months ended September 30, 2003, the Company took delivery of a total of 8,187,701 shares of outstanding common stock with an average per share price of $15.26. Some of these shares were received pursuant to prepaid programs that were initiated in prior periods. Since the inception of the stock repurchase programs, the average cost of shares acquired was $16.50 per share compared to an average close price during open trading windows of $19.52 per share.

12. Legal Proceedings

The Company is a defendant in various matters of litigation generally arising out of the normal course of business. Although it is difficult to predict the ultimate outcome of these cases, management believes, after discussions with counsel, that any ultimate liability would not materially affect the Company’s financial position, results of operations or cash flows.

13. Commitments

During 2002 and 2001, the Company took actions to consolidate certain of its offices, including the exit of certain leased office space and the abandonment of certain leasehold improvements. The Company has certain lease obligations related to existing operating leases until 2025 with a total remaining obligation of approximately $26.5 million at September 30, 2004, of which $3.8 million, net of anticipated sublease income, was accrued for as of September 30, 2004, and is reflected in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets. In estimating this accrual, the Company evaluated market information, including the estimated vacancy periods and sublease rates and opportunities. If actual circumstances prove to be different than management has estimated, the total charges for these vacant facilities could be material to our financial position, results of operations and cash flows.

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

Acquisition

On February 27, 2004, we acquired all of the issued and outstanding capital stock of Expertcity.com, Inc., or Expertcity, a market leader in Web-based desktop access, as well as a leader in Web-based training and customer assistance solutions. The results of operations of Expertcity are included in our results of operations beginning after February 27, 2004 and are included in our new segment, the Citrix Online division.

The consideration for this transaction was $230.6 million, comprised of approximately $112.6 million in cash and approximately 5.6 million shares of our common stock valued at approximately $118.0 million. In addition to the purchase price, there were direct transaction costs associated with the merger of approximately $4.4 million. The merger agreement provides for additional purchase price consideration of up to approximately 0.6 million shares of our common stock to be issued to the Expertcity stockholders in the event certain revenue and other financial milestones are achieved by the Expertcity business in 2004. The fair value of the shares issued as additional purchase price consideration, if any, will be based on the market value of our common stock at the date that the shares are earned. Additional purchase price consideration, if any, is expected to be recorded as goodwill.

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

In the normal course of business, we do not permit product returns, but we do provide most of our distributors and value added resellers with stock balancing and price protection rights. Stock balancing rights permit distributors to return products to us, subject to ordering an equal dollar amount of our other products. Price protection rights require that we grant retroactive price adjustments for inventories of our products held by distributors or resellers if we lower our prices for such products. We establish provisions for estimated returns for stock balancing and price protection rights, as well as other sales allowances, concurrently with the recognition of revenue. The provisions are established based upon consideration of a variety of factors, including, among other things, recent and historical return rates for specific products and distributors, estimated distributor inventory levels by product, the impact of any new product releases and projected economic conditions. Actual product returns for stock balancing and price protection provisions incurred are, however, dependent upon future events, including the amount of stock balancing activity by our distributors and the level of distributor inventories at the time of any price adjustments. We continually monitor the factors that influence the pricing of our products and distributor inventory levels and make adjustments to these provisions when we believe actual returns and other allowances could differ from established reserves. Our ability to recognize revenue upon shipment to our distributors is predicated on our ability to reliably estimate future stock balancing returns. If actual experience or changes in market condition impairs our ability to estimate returns, we would be required to defer the recognition of revenue until the delivery of the product to the end-user. Allowances for estimated product returns amounted to approximately $2.2 million at September 30, 2004 and $3.0 million at December 31, 2003. We have not reduced and have no current plans to reduce our prices for inventory currently held by distributors or resellers. Accordingly, there were no reserves required for price protection at September 30, 2004 or December 31, 2003. We also record estimated reductions to revenue for customer programs and incentive offerings including volume-based incentives. If market conditions were to decline, we could take actions to increase our customer incentive offerings, which could result in an incremental reduction to our revenue at the time the incentive is offered.

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

As of September 30, 2004, we had four stock-based compensation plans. We grant stock options for a fixed number of shares to employees and non-employee directors with an exercise price equal to or above the fair value of the shares at the date of grant. As discussed above and in note 2 to our condensed consolidated financial statements, we apply the intrinsic value method under APB Opinion No. 25 and related interpretations in accounting for our plans. Accordingly, no compensation cost has been recognized for our fixed stock plans and our stock purchase plan. However, the impact on our condensed consolidated financial statements from the use of options is reflected in the calculation of earnings per share in the form of dilution (see note 3 to our condensed consolidated financial statements).

The following table (in thousands, except option price) provides information as of September 30, 2004 about the securities authorized for issuance to our employees and non-employee directors under our fixed stock-based compensation plans, consisting of our Amended and Restated 1995 Stock Plan, the Second Amended and Restated 1995 Employee Stock Purchase Plan, the 1995 Non-Employee Director Option Plan and the Second Amended and Restated 2000 Director and Officer Stock Option and Incentive Plan:

	(A)	(B)	(C)
Plan	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	39,148	$24.43	43,415
Equity compensation plans not approved by security holders	—	—	—

Total	39,148	$24.43	43,415

The following table provides information about stock options granted for the nine months ended September 30, 2004 and for the year ended December 31, 2003 for employees, non-employee directors and for certain executive officers. The stock option data for listed officers relates to our Named Executive Officers. The “Named Executive Officers” for the nine months ended September 30, 2004 and the year ended December 31, 2003 consist of our chief executive officer and the four other most highly compensated executive officers who earned a total salary and bonus in excess of $100,000 in 2003, as reported in our Proxy Statement dated April 2, 2004 and who are current employees as of September 30, 2004:

	Nine Months Ended September 30, 2004	Year Ended December 31, 2003
Net grants to all employees, non-employee directors and executive officers as a percent of outstanding shares (1) (2)	1.40%	1.03%

Grants to Named Executive Officers as a percent of outstanding shares (2)	0.13%	0.24%

Grants to Named Executive Officers as a percent of total options granted	4.75%	6.89%

Cumulative options held by Named Executive Officers as a percent of total options outstanding (3)	9.70%	10.08%

(1)	Net grants represent total options granted during the period net of options forfeited during the period.
(2)	Calculation is based on outstanding shares of common stock as of the beginning of the respective period.
(3)	Calculation is based on total options outstanding as of the end of the respective period.

The following table presents our option activity from December 31, 2002 through September 30, 2004 (in thousands, except weighted-average exercise price). Some amounts may not add due to rounding.

		Options Outstanding
	Options Available for Grant	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2002	30,001	41,221	$24.51
Granted at market value	(5,575)	5,575	16.19
Granted above market value	(349)	349	12.00
Exercised	—	(4,723)	11.64
Forfeited/cancelled	4,199	(4,199)	28.14
Reduction in plan shares (1)	(500)	N/A	N/A
Additional shares reserved	9,249	N/A	N/A

Balance at December 31, 2003	37,025	38,222	24.56
Granted at market value	(4,424)	4,424	20.14
Exercised	—	(1,730)	11.84
Forfeited/cancelled	1,768	(1,768)	25.65
Additional shares reserved	9,046	N/A	N/A

Balance at September 30, 2004	43,415	39,148	24.43

(1)	The number of shares reserved for issuance under our Amended and Restated 2000 Director and Officer Stock Option and Incentive Plan was reduced by 500,000 shares pursuant to an amendment to such option plan authorized by our Board of Directors on May 15, 2003.

A summary of our in-the-money and out-of-the-money option information as of September 30, 2004 is as follows (in thousands, except weighted average exercise price):

	Exercisable		Unexercisable		Total
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
In-the-money	9,216	$12.57	4,795	$10.34	14,011	$11.81
Out-of-the-money (1)	18,121	35.31	7,016	21.54	25,137	31.47

Total options outstanding	27,337	27.65	11,811	17.00	39,148	24.43

(1)	Out-of-the-money options are those options with an exercise price equal to or above the closing price of $17.52 per share for our common stock at September 30, 2004.

The following table provides information with regard to our stock option grants during the nine months ended September 30, 2004 to the Named Executive Officers:

	Individual Grants (1)
	Number of Securities Underlying Options Grant (#)	Exercise Price ($/share)	Expiration Date
Mark Templeton	37,500	$22.47	April 12, 2009
	37,500	$17.55	August 1, 2009
John Burris	25,000	$22.47	April 12, 2009
	25,000	$17.55	August 1,2009
David Henshall	17,500	$22.47	April 12, 2009
	17,500	$17.55	August 1, 2009
Robert Kruger	15,000	$22.47	April 12, 2009
Stefan Sjostrom	12,500	$22.47	April 12, 2009
	22,500	$17.55	August 1, 2009

(1)	These options vest over four years at a rate of 25% of the shares underlying the option one year from the date of the grant and at a rate of 2.08% monthly thereafter.

The following table presents certain information regarding option exercises and outstanding options held by Named Executive Officers as of and for the nine months ended September 30, 2004:

	Shares Acquired on Exercise (#)	Value Realized ($)(1)	Number of Securities Underlying Unexercised Options at September 30, 2004 Exercisable/Unexercisable	Values of Unexercised In-the-Money Options at September 30, 2004 ($) Exercisable/Unexercisable (2)
Mark Templeton	—	—	1,988,907 / 213,593	$2,269,097 /$596,653
John Burris	—	—	454,346 / 131,404	$467,523 / $388,818
Robert Kruger	6,500	$95,060	285,420 / 127,672	$232,587 / $372,957
David Henshall	—	—	70,834 / 164,166	$223,835 / $408,165
Stefan Sjostrom	—	—	240,168 / 122,082	$309,192 / $297,329

(1)	Amounts disclosed in this column were calculated based on the difference between the fair market value of our common stock on the date of exercise and the exercise price of the options in accordance with regulations promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and do not reflect amounts actually received by the named officers.
(2)	Value is based on the difference between the option exercise price and the fair market value at September 30, 2004 ($17.52 per share), multiplied by the number of shares underlying the option.

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

Results of Operations

The following table sets forth our condensed consolidated statements of income data and presentation of that data as a percentage of change from period-to-period (in thousands):

					Increase/(decrease) for the
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30, 2004 vs. September 30, 2003	Nine Months Ended September 30, 2004 vs. September 30, 2003
	2004	2003	2004	2003
Revenues:
Software licenses	$88,455	$90,069	$263,597	$279,144	(1.8)%	(5.6)%
Software license updates	70,406	43,406	196,284	118,205	62.2	66.1
Services	28,717	10,866	67,309	33,532	164.3	100.7

Total net revenues	187,578	144,341	527,190	430,881	30.0	22.4

Cost of revenues:
Cost of software license revenue (excluding amortization presented separately below)	853	3,593	3,022	10,372	(76.3)	(70.9)
Cost of service revenues	4,543	1,757	11,535	4,745	158.6	143.1

Total cost of revenues	5,396	5,350	14,557	15,117	0.9	(3.7)
Gross margin	182,182	138,991	512,633	415,764	31.1	23.3
Operating expenses:
Research and development	21,832	15,656	63,043	47,025	39.4	34.1
Sales, marketing and support	82,612	61,331	237,544	183,592	34.7	29.4
General and administrative	26,142	20,420	78,730	64,464	28.0	22.1
Amortization of intangible assets	5,273	2,868	14,504	8,541	83.9	69.8
In-process research and development	—	—	18,700	—	*	*

Total operating expenses	135,859	100,275	412,521	303,622	35.5	35.9

Income from operations	46,323	38,716	100,112	112,142	19.6	(10.7)
Interest income	2,587	5,302	10,840	15,477	(51.2)	(30.0)
Interest expense	(7)	(4,558)	(4,360)	(13,630)	(99.8)	(68.0)
Write-off of deferred debt issuance costs	—	—	(7,219)	—	*	*
Other income, net	727	277	1,902	2,252	162.5	(15.5)

Income before income taxes	49,630	39,737	101,275	116,241	24.9	(12.9)
Income taxes	11,182	8,742	22,027	25,573	27.9	(13.9)

Net income	$38,448	$30,995	$79,248	$90,668	24.0%	(12.6)%

*	Not meaningful.

Net Revenues. Our operations consist of the design, development, marketing and support of access infrastructure software and services that enable effective and efficient enterprise-wide deployment and management of applications and information.

Net revenues include the following categories: Software Licenses, Software License Updates, and Services. Software Licenses primarily represent fees related to the licensing of our MetaFrame products, additional user licenses and management products (such as MetaFrame Presentation Server and MetaFrame Access Suite). These revenues are reflected net of sales allowances and provisions for stock balancing return rights. Software License Updates consists of fees related to our Subscription Advantage program that are recognized ratably over the term of the contract, which is typically 12 to 24 months. Subscription Advantage (our terminology for post contract support) is a renewable program that provides subscribers with automatic delivery of software upgrades, enhancements and maintenance releases when and if they become available during the term of the subscription. Services consist primarily of technical support services and Web-based desktop access services revenue recognized ratably over the contract term, revenue from product training and certification, and consulting services revenue related to implementation of our software products, which are recognized as the services are provided.

Net revenues increased $43.2 million for the three months ended September 30, 2004 compared to the three months ended September 30, 2003 and increased $96.3 million for the nine months ended September 30, 2004 when compared to the nine months ended September 30, 2003. Software Licenses revenue decreased $1.6 million for the three months ended September 30, 2004 compared to the three months ended September 30, 2003 and decreased $15.5 million for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 due to a weakness in our packaged product sales which are typically purchased by medium and small-sized businesses. Software License Updates revenue increased $27.0 million for the three months ended September 30, 2004 compared to the three months ended September 30, 2003 and increased $78.1 million for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 due to a larger base of subscribers and increasing renewal rates related to our Subscription Advantage program. Services revenue, which now includes revenues from our Citrix Online division, increased $17.9 million for the three months ended September 30, 2004 compared to the three months ended September 30, 2003 and increased $33.8 million for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 due primarily to the Expertcity acquisition. We expect Subscription Advantage to continue to be of strategic importance to our business in 2004 because it fosters long-term customer relationships and gives us improved visibility and predictability due to the recurring nature of this revenue stream.

In January 2004, we launched our Advisor Rewards Program which gives sales incentives to resellers for the sale of certain license types. In the third quarter of 2004, we extended our Advisor Rewards Program to a broader range of license types, which we anticipate will continue to stimulate demand for our MetaFrame products from smaller customers and projects. Revenues associated with our Advisor Rewards Program is partially offset by the associated incentives to our resellers.

Deferred revenues, primarily related to Citrix Subscription Advantage and Services revenues, increased approximately $37.2 million as compared to December 31, 2003. This increase was due primarily to increased renewals of Citrix Subscription Advantage and the Expertcity acquisition. We currently expect increases in annual contract adoptions related to services from our Citrix Online division and Subscription Advantage renewals for the remainder of 2004 and as a result we currently expect deferred revenue to also increase during the remainder of 2004.

International and Segment Revenues. International revenues (sales outside of the United States) accounted for approximately 51% of net revenues for the three months ended September 30, 2004 and approximately 52% for the three months ended September 30, 2003 and approximately 52% of net revenues for the nine months ended

September 30, 2004 and 53% of net revenues for the nine months ended September 30, 2003. For detailed information on international revenues, please refer to note 7 to our condensed consolidated financial statements appearing in this report. Our Citrix Online division segment was established as a result of the acquisition of Expertcity in February 2004. The Citrix Online division provides Web-based desktop access and Web-based training and customer assistance through its GoToMyPC, GoToAssist and GoToMeeting families of services.

An analysis of our reportable segment net revenue is presented below (in thousands):

					Increase for the
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30, 2004 vs. September 30, 2003	Nine Months Ended September 30, 2004 vs. September 30, 2003
	2004	2003	2004	2003
Americas (1)	$86,718	$75,598	$245,857	$219,433	14.7%	12.0%
EMEA (2)	68,426	54,748	204,804	171,812	25.0	19.2
Asia-Pacific	18,346	13,995	49,190	39,636	31.1	24.1
Citrix Online division	14,088	—	27,339	—	*	*

Net revenues	$187,578	$144,341	$527,190	$430,881	30.0%	22.4%

*	Not meaningful.
(1)	Our Americas segment is comprised of the United States, Canada and Latin America.
(2)	Defined as Europe, Middle East and Africa.

With respect to our segment revenues, the increase in net revenues for the three and nine months ended September 30, 2004 compared to the three and nine months ended September 30, 2003, was due primarily to the same factors that led to an increase in overall revenues across all segments. For additional information on segment revenues, please refer to note 7 to our condensed consolidated financial statements.

Cost of Revenues. Cost of revenues consists primarily of compensation costs and other personnel-related costs of providing services, as well as costs of product media and duplication, manuals, packaging materials, shipping expense, service capacity costs and royalties. Our cost of revenues excludes amortization of core technology, which is shown as a component of amortization expense in our condensed consolidated statements of income. Cost of revenues software licenses decreased $2.7 million for the three months ended September 30, 2004 compared to the three months ended September 30, 2003 and decreased $7.4 million for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 due primarily to a decrease in cost of royalties due to the expiration of certain royalty agreements. Cost of services revenues increased $2.8 million for the three months ended September 30, 2004 compared to the three months ended September 30, 2003 and increased $6.8 million for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 due to the Expertcity acquisition.

Gross Margin. Gross margin as a percent of revenue was 97.1% for the three months ended September 30, 2004 and 96.3% for the three months ended September 30, 2003 and 97.2% for the nine months ended September 30, 2004 and 96.5% for the nine months ended September 30, 2003. We currently anticipate that in the next 12 months, gross margin as a percentage of net revenues will remain relatively unchanged as compared with current levels. However, gross margin could fluctuate from time to time based on a number of factors attributable to the cost of revenues as described above.

Research and Development Expenses. Research and development expenses consists primarily of personnel-related costs. We expensed substantially all development costs included in the research and development of software products and enhancements to existing products as incurred except for certain purchased core technologies. Research and development expenses increased approximately $6.2 million for the three months ended September 30, 2004 compared to the three months ended September 30, 2003 and $16.0 million for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003, primarily due to increased headcount and related personnel costs, as well as an increase in staffing and associated personnel costs related to the Expertcity acquisition. For the remainder of 2004, we expect research and development expenses to increase as we continue to make investments in our business and hire personnel to achieve our product development goals.

Sales, Marketing and Support Expenses. Sales, marketing and support expenses increased approximately $21.3 million for the three months ended September 30, 2004 compared to the three months ended September 30, 2003 and increased approximately $54.0 million for the nine months ended September 30, 2004 when compared to the nine months ended September 30, 2003, primarily from additional sales personnel and related commissions and personnel costs as well as an increase in staffing and associated personnel costs related to the Expertcity acquisition. In addition, there was an increase in marketing program costs resulting from our worldwide brand awareness and advertising campaign and from the marketing of services related to our Citrix Online division, which were introduced in the first quarter of 2004. For the remainder of 2004, we expect sales, marketing and support expenses to increase as we continue to make investments in our business and hire personnel to achieve our strategic goals.

General and Administrative Expenses. General and administrative expenses increased $5.7 million for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003 and $14.3 million for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003 due to an increase in external consulting and services associated with regulatory compliance requirements and information systems, an increase in headcount and related personnel costs as well as an increase in staffing and associated personnel costs related to the Expertcity acquisition.

Amortization of Intangible Assets. Amortization of intangible assets increased $2.4 million for the three months ended September 30, 2004 compared to the three months ended September 30, 2003 and increased $6.0 million for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003, primarily due to the acquisition of certain finite-lived intangible assets associated with Expertcity and core technology we licensed from third parties. For more information regarding the Expertcity acquisition see “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Acquisitions” and note 4 to our condensed consolidated financial statements.

In-process Research and Development. In February 2004, we acquired Expertcity, and $18.7 million of the purchase price was allocated to in-process research and development (IPR&D) and was written off at the time of acquisition. The amounts allocated to IPR&D were for projects that had not yet reached technological feasibility and had no alternative future use. For more information regarding the Expertcity acquisition, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Acquisitions” and note 4 to our condensed consolidated financial statements.

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

The fair value assigned to IPR&D was based on valuations prepared using methodologies and valuation techniques consistent with those used by independent appraisers. All fair values were determined using the income approach, which includes estimating the revenue and expenses associated with a project’s sales cycle and by estimating the amount of after-tax cash flows attributable to the projects. The future cash flows were discounted to present value utilizing an appropriate risk-adjusted rate of return, which ranged from 17% to 20%. The rate of return included a factor that takes into account the uncertainty surrounding the successful development of the IPR&D.

Interest Income. Interest income decreased $2.7 million for the three months ended September 30, 2004 compared to the three months ended September 30, 2003 and decreased $4.6 million for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 due to lower levels of cash and investments held in 2004 that resulted from our use of approximately $355.7 million for the redemption of our convertible subordinated debentures in March 2004 and our payment of approximately $112.6 million in cash for the Expertcity acquisition. We currently believe that our lower cash and investment balances during 2004 will reduce our interest income during the remainder of 2004. For more information see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Acquisitions” and “ – Liquidity and Capital Resources” and notes 4 and 6 to our condensed consolidated financial statements.

Interest Expense. Interest expense decreased $4.6 million for the three months ended September 30, 2004 compared to the three months ended September 30, 2003 and decreased $9.3 million for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 primarily due to the redemption of our convertible subordinated debentures on March 22, 2004. We currently expect interest expense to decrease during the remainder of 2004 due to the redemption of our convertible subordinated debentures. For more information see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and note 6 to our condensed consolidated financial statements.

Other Income, Net. Other income, net is primarily comprised of remeasurement and foreign currency transaction gains (losses) and realized gains (losses) on the sale of our investments.

Income Taxes. We maintain certain operational and administrative processes in overseas subsidiaries and our foreign earnings are taxed at lower foreign tax rates. We do not expect to remit earnings from our foreign subsidiaries. Our effective tax rate remained relatively constant at 21.8% for the nine months ended September 30, 2004 compared to 22.0% for the same period in the prior year. The current year’s effective tax rate is primarily impacted by the redemption of our convertible subordinated debentures and the Expertcity acquisition.

Liquidity and Capital Resources

During the nine months ended September 30, 2004, we generated positive operating cash flows of $185.1 million. These cash flows related primarily to net income of $79.2 million, adjusted for, among other things, tax benefits from the exercise of non-statutory stock options and disqualifying dispositions of incentive stock options of $19.8 million, non-cash charges, including depreciation and amortization expenses of $30.1 million, the write-off of in-process research and development associated with the Expertcity acquisition of $18.7 million, provision for product returns of $4.4 million, the accretion of original issue discount and amortization of financing costs on our convertible subordinated debentures of $4.3 million, the write-off of deferred debt issuance costs on our convertible subordinated debentures of $7.2 million and an aggregate increase in cash flow from our operating assets and liabilities of $20.2 million. Our investing activities provided $66.4 million of cash consisting primarily of the net proceeds, after reinvestment, from sales and maturities of investments of $193.3 million, partially offset by the expenditure of $19.3 million for the purchase of property and equipment, the expenditure of $16.8 million related to the purchase of certain licensing agreements and core technology and cash paid for the Expertcity acquisition, net of cash acquired, of $90.8 million. Our financing activities used cash of $413.2 million related primarily to our expenditure of $355.7 million to redeem our convertible subordinated debentures and the expenditure of $82.8 million related to stock repurchase programs, partially offset by the proceeds received from the issuance of common stock under our employee stock-based compensation plans of $25.3 million.

During the nine months ended September 30, 2003, we generated positive operating cash flows of $186.4 million. These cash flows related primarily to net income of $90.7 million, adjusted for, among other things, tax benefits from the exercise of non-statutory stock options and disqualifying dispositions of incentive stock options of $16.7 million, non-cash charges, including depreciation and amortization expenses of $26.6 million and the accretion of original issue discount and amortization of financing costs on our convertible subordinated debentures of $13.6 million and an aggregate increase in cash flow from our operating assets and liabilities of $36.9 million due primarily to an increase in deferred revenue of $40.6 million. Our investing activities provided $24.7 million of cash consisting primarily of the net proceeds, after reinvestment, from sales and maturities of investments of $33.1 million, partially offset by expenditures of $7.0 million for our purchase of property and equipment. Our financing activities used cash of $89.4 million related primarily to our expenditure of $124.6 million for our stock repurchase programs, partially offset by the proceeds received from the issuance of common stock under our employee stock compensation plans of $34.6 million.

Cash and Investments

As of September 30, 2004, we had $540.9 million in cash and investments, including $197.7 million in cash and cash equivalents, as compared to $898.3 million at December 31, 2003. In addition, we had $140.3 million in working capital at September 30, 2004 as compared to $190.7 million at December 31, 2003. The decrease in working capital and cash and investments as compared to December 31, 2003, was due primarily to the redemption of our convertible subordinated debentures and to expenditures related to the Expertcity acquisition. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Liquidity and Capital Resources—Convertible Subordinated Debentures” and note 4 to our condensed consolidated financial statements for further information. We generally invest our cash and cash equivalents in investment grade, highly liquid securities to allow for flexibility in the event of immediate cash needs. Our short and long-term investments primarily consist of interest bearing securities.

We are a party to a synthetic lease arrangement for our corporate headquarters office space in Fort Lauderdale, Florida. The synthetic lease includes certain financial and non-financial covenants including a requirement for us to maintain a pledged balance of approximately $63.0 million in cash and/or investment securities as collateral. We manage the composition of the pledged investments and investment earnings are available for operating purposes. Accordingly, these securities are not reflected as restricted investments in the accompanying condensed consolidated balance sheets. Additionally, we must maintain a minimum cash and investment balance of $100.0 million, excluding our collateralized investments and equity investments. As of September 30, 2004, we were in compliance with all provisions of the arrangement.

In December 2000, we invested $158.1 million in held-to-maturity investments managed by an investment advisor. Our investments matured on March 22, 2004, and we received $195.4 million, all of which was used to redeem a portion of our convertible subordinated debentures.

We have invested in instruments with credit risk features. This means that these investments are at risk to the extent that the entities issuing the underlying securities have credit events above specified amounts that result in a loss to the counterparty. There have been no credit events associated with the entities issuing the underlying securities that have resulted in a loss to us. See note 8 to our condensed consolidated financial statements for further information.

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

Stock Repurchase Program

Our board of directors has authorized an ongoing stock repurchase program with a total repurchase authority granted to us of $800 million, the objective of which is to manage actual and anticipated dilution. At September 30, 2004, approximately $81.0 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock.

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

We expended $82.8 million during the first nine months of 2004 for stock repurchase transactions. We expended $123.9 million during the nine months ended September 30, 2003, net of premiums received, under all stock repurchase transactions. During the nine months ended September 30, 2004, we took delivery of a total of 4,012,646 shares of outstanding common stock with an average per share price of $18.50; and during the nine months ended September 30, 2003, we took delivery of a total of 8,187,701 shares of outstanding common stock with an average per share price of $15.26. Some of these shares were received pursuant to prepaid programs that were initiated in prior periods. Since inception of the stock repurchase programs, the average cost of shares acquired is $16.50 per share compared to an average close price during open trading windows of $19.52 per share. In addition, a significant portion of funds used to repurchase stock was funded by proceeds from employee stock option exercises and the related tax benefit.

We remain committed to our ongoing stock repurchase program. As of September 30, 2004, we have prepaid approximately $23.4 million for stock repurchases under our structured stock repurchase arrangements. We expect to receive the stock related to these prepaid programs on various dates through the first quarter of 2005.

Commitments

During 2002 and 2001, we took actions to consolidate certain of our offices, including the exit of certain leased office space and the abandonment of certain leasehold improvements. Lease obligations related to these existing operating leases continue until 2025 with a total remaining obligation of approximately $26.5 million, of which $3.8 million, net of anticipated sublease income, was accrued for as of September 30, 2004, and is reflected in accrued expenses and other liabilities in our condensed consolidated balance sheets. In estimating this accrual, we evaluated market information, including the estimated vacancy periods and sublease rates and opportunities. If actual circumstances prove to be different than management has estimated, the total charges for these vacant facilities could be material to our financial position, results of operations and cash flows.

During 2004 and 2003, significant portions of our cash inflows were generated by operations. Although we believe existing cash and investments together with cash flow expected from operations will be sufficient to meet operating and capital expenditure requirements for the next 12 months, future operating results and expected cash flow from operations could vary if we experience a decrease in customer demand or a decrease in customer acceptance of future product offerings. We continue to search for suitable acquisition candidates and could acquire or make investments in companies we believe are related to our strategic objectives. Such investments could reduce our available working capital. We could from time to time seek to raise additional funds through the issuance of debt or equity securities, although there can be no assurances that additional funds would be available at an acceptable cost of capital or at all depending on market conditions and other factors.

Certain Factors Which May Affect Future Results

Our operating results and financial condition have varied in the past and could in the future vary significantly depending on a number of factors. From time to time, information provided by us or statements made by our employees could contain “forward-looking” information that involves risks and uncertainties. In particular, statements contained in this Form 10-Q, and in the documents incorporated by reference into this Form 10-Q, that are not historical facts, including, but not limited to statements concerning new products, inventory, product development and offerings, product pricing, product and price competition, deferred revenues, interest expense, interest income, economic and market conditions, revenue recognition, Subscription Advantage, Citrix Online, profits, growth of revenues, strategic and technology relationships, reinvestment of foreign earnings, gross margins, goodwill, impairment charges, anticipated operating and capital expenditure requirements, leasing and subleasing activities, acquisitions, investment transactions, liquidity, working capital, litigation matters, intellectual property matters, distribution channels, stock price, third party licenses, Citrix Advisor Rewards Program, research and development expenses, sales, marketing and support expenses and potential debt or equity financings constitute forward-looking statements and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are neither promises nor guarantees. Our actual results of operations and financial condition have varied and could in the future vary significantly from those stated in any forward-looking statements. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Form 10-Q, in the documents incorporated by reference into this Form 10-Q or presented elsewhere by our management from time to time. Such factors, among others, could have a material adverse effect upon our business, results of operations and financial condition.

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

For example, our ability to market the Citrix MetaFrame product line, and its individual products including: Citrix MetaFrame Presentation Server, Citrix MetaFrame Secure Access Manager, Citrix MetaFrame Conferencing Manager and Citrix MetaFrame Password Manager, and other future product offerings could be affected by Microsoft’s licensing and pricing scheme for client devices, servers and applications. Further, the announcement of the release, and the actual release, of new Windows-based server operating systems or products incorporating similar features to our products could cause our existing and potential customers to postpone or cancel plans to license certain of our existing and future product and service offerings.

In addition, alternative products for secure, remote access in the Internet software and hardware markets directly and indirectly compete with our current Citrix MetaFrame product line and our Web-based desk-top access products, including GoToAssist, GoToMyPC and GoToMeeting and anticipated future product offerings.

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

Sales of products within our MetaFrame product line constitute a substantial majority of our revenue.

We anticipate that sales of products within our MetaFrame product line and related enhancements will constitute a substantial majority of our revenue for the foreseeable future. Our ability to continue to generate revenue from our MetaFrame product line will depend on market acceptance of Windows Server Operating Systems and/or UNIX Operating Systems. Declines in demand for our MetaFrame products could occur as a result of:

•	new competitive product releases and updates to existing products;

•	price competition;

•	technological change;

•	decreasing or stagnant information technology spending levels;

•	general economic conditions; or

•	lack of success of entities with which we have a strategic or technology relationship.

If our customers do not continue to purchase our MetaFrame products as a result of these or other factors, our revenue would decrease and our results of operations and financial condition would be adversely affected.

If we do not develop new products and services or enhancements to our existing products and services, our business, results of operations and financial condition could be adversely affected.

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

For example, we cannot guarantee that our access infrastructure software will achieve the broad market acceptance by our channel and entities with which we have a strategic or technology relationship, customers and prospective customers necessary to generate significant revenue. In addition, we cannot guarantee that we will be able to respond effectively to technological changes or new product announcements by others. If we experience material delays or sales shortfalls with respect to our new products and services or new releases of our current products and services, those delays or shortfalls could have a material adverse effect on our business, results of operations and financial condition.

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

We acquired Expertcity, now known as Citrix Online, with the expectation that the acquisition would result in various benefits including, among other things, enhanced revenue and profits, greater market presence and development, and enhancements to our product portfolio and customer base. We expect that the acquisition will enhance our position in the access infrastructure market through the combination of our technologies, products, services, distribution channels and customer contacts with those of Citrix Online, and will enable us to broaden our customer base to include individuals, professionals and small office/home office customers as well as extend our presence in the enterprise access infrastructure market. We may not realize any of these benefits and the acquisition may result in the deterioration or loss of significant business. For example, if our business or Citrix Online’s business fails to meet the demands of the marketplace, customer acceptance of the products and services of the combined companies could decline, which could have a material adverse effect on our results of operations and financial condition. Costs incurred and potential liabilities assumed in connection with the acquisition also could have an adverse effect on our business, financial condition and operating results.

Achieving the expected benefits of the acquisition will depend in part on the integration of Citrix Online’s and our businesses in a timely and efficient manner. The challenges involved in this integration include difficulties integrating Citrix Online’s operations, technologies and products as well as coordinating the efforts of Citrix Online’s sales organization with our larger and more widely dispersed sales organization. The integration of the two businesses could be complex, time consuming and expensive, may disrupt business and may result in the loss of customers or key employees or the diversion of the attention of management which could have an adverse effect on our business, financial condition and operating results.

In addition, we may not achieve the anticipated benefits of the acquisition as rapidly as, or to the extent, anticipated by our management and certain financial or industry analysts, or other analysts may not perceive the same benefits of the acquisition as we do. For example, in the first half of this year, Citrix Online was dilutive to our profits. Given Citrix Online’s uncertain sales and earnings stream, there is no guarantee that it will not be dilutive in the future beyond the current expectations of our management. If these risks materialize, our stock price could be materially adversely affected.

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

We have a significant amount of goodwill and other intangible assets, such as product and core technology, related to our acquisition of Sequoia Software Corporation in 2001 and Expertcity in 2004. We do not amortize goodwill and intangible assets that are deemed to have indefinite lives. However, we do amortize certain product and core technologies, trademarks, patents and other intangibles. We periodically evaluate our intangible assets, including goodwill, for impairment. As of September 30, 2004 we had $313.6 million of goodwill. We review for impairment annually, or sooner if events or changes in circumstances indicate that the carrying amount could exceed fair value. Fair values are based on discounted cash flows using a discount rate determined by our management to be consistent with industry discount rates and the risks inherent in our current business model. Due to uncertain market conditions and potential changes in our strategy and product portfolio, it is possible that the forecasts we use to support our goodwill could change in the future, which could result in non-cash charges that would adversely affect our results of operations and financial condition.

At September 30, 2004, we had $73.8 million, net, of unamortized identified intangibles with estimable useful lives, of which $9.3 million consists of core technology we purchased in the acquisition of Sequoia, $23.0 million relates to product and core technology purchased in the Expertcity acquisition and $17.7 million represents core technology purchased under third party licenses. We have commercialized and currently market the Sequoia and other licensed technology through our secure access infrastructure software, which includes Citrix MetaFrame Secure Access Manager and Citrix MetaFrame Password Manager. However, our channel distributors and entities with which we have technology relationships, customers or prospective customers may not purchase or widely accept our new line of products. If we fail to complete the development of our anticipated future product offerings, if we fail to complete them in a timely manner, or if we are unsuccessful in selling these new products, we could determine that the value of the purchased technology is impaired in whole or in part and take a charge to earnings. We could also incur additional charges in later periods to reflect costs associated with completing those projects that could not be completed in a timely manner. If the actual revenues and operating profit attributable to acquired product and core technologies are less than the projections we used to initially value product and core technologies when we acquired it, such intangible assets may be deemed to be impaired. If we determine that any of our intangible assets are impaired, we would be required to take a related charge to earnings that could have a material adverse effect on our results of operations.

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

Historically, the scope of our operations, the number of our employees and the geographic area of our operations and our revenue have grown rapidly. In addition, we have acquired both domestic and international companies. This growth and the assimilation of acquired operations and their employees could continue to place a significant strain on our managerial, operational and financial resources. To manage our growth, if any, effectively, we need to continue to implement and improve additional management and financial systems and controls. We may not be able to manage the current scope of our operations or future growth effectively and still exploit market opportunities for our products and services in a timely and cost-effective way. Our future operating results could also depend on our ability to manage:

•	our expanding product line;

•	our marketing and sales organizations; and

•	our client support organization as installations of our products increase.

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

We conduct significant sales and customer support operations in countries outside of the United States. For the three months ended September 30, 2004, we derived approximately 51% of our revenues from sales outside the United States and for the nine months ended September 30, 2004, we derived approximately 52% of our revenues from sales outside the United States. Our continued growth and profitability could require us to further expand our international operations. To successfully expand international sales, we must establish additional foreign operations, hire additional personnel and recruit additional international resellers. Our international operations are subject to a variety of risks, which could cause fluctuations in the results of our international operations. These risks include:

•	compliance with foreign regulatory and market requirements;

•	variability of foreign economic, political and labor conditions;

•	changing restrictions imposed by regulatory requirements, tariffs or other trade barriers or by United States export laws;

•	longer accounts receivable payment cycles;

•	potentially adverse tax consequences;

•	difficulties in protecting intellectual property; and

•	burdens of complying with a wide variety of foreign laws.

•	as we generate cash flow in non-U.S. jurisdictions, if necessary, we may experience difficulty transferring such funds to the U.S. in a tax efficient manner.

Our results of operations are also subject to fluctuations in foreign currency exchange rates. In order to minimize adverse impacts on our operating results, we generally initiate our hedging of currency exchange risks one year in advance of anticipated foreign currency expenses. As a result of this practice, foreign currency denominated expenses will be higher or lower in the current year depending on the weakness or strength of the dollar in the prior year. There is a risk that there will be fluctuations in foreign currency exchange rates beyond the one year timeframe for which we hedge our risk. Because the dollar was generally weak in 2003, particularly against the Euro and British pound sterling, operating expenses are higher in 2004, but further dollar weakness in 2004 will not have an additional material impact on our operating expenses until 2005.

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

We are subject to risks associated with our strategic and technology relationships.

Our business depends on strategic and technology relationships. We cannot assure you that those relationships will continue in the future. In addition to our relationship with Microsoft, we rely on strategic or technology relationships with such companies as SAP, International Business Machines Corporation, Hewlett-Packard Company, Dell Inc. and others. We depend on the entities with which we have strategic or technology relationships to successfully test our products, to incorporate our technology into their products and to market and sell those products. We cannot assure you that we will be able to maintain our current strategic and technology relationships or to develop additional strategic and technology relationships. If any entities in which we have a strategic or technology relationship are unable to incorporate our technology into their products or to market or sell those products, our business, operating results and financial condition could be materially adversely affected.

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

The market for our Web-based training and customer assistance products is new and unproven, and it is uncertain whether these services will achieve and sustain high levels of demand and market acceptance. Our success with our Citrix Online division will depend to a substantial extent on the willingness of enterprises, large and small, to increase their use of application services in general and for GoToMyPC, GoToMeeting and GoToAssist, in particular. Many enterprises have invested substantial personnel and financial resources to integrate traditional enterprise software into their businesses, and therefore may be reluctant or unwilling to migrate to application services. Furthermore, some enterprises may be reluctant or unwilling to use application services because they have concerns regarding the risks associated with security capabilities, among other things, of the technology delivery model associated with these services. If enterprises do not perceive the benefits of application services, then the market for these services may not further develop at all, or it may develop more slowly than we expect, either of which would significantly adversely affect our financial condition and the operating results for our Citrix Online division.

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

Our success may depend on our ability to attract and retain small-sized customers.

In order to successfully attract new customer segments to our MetaFrame products and expand our existing relationships with enterprise customers, we must reach and retain small-sized customers and small project initiatives within our larger enterprise customers. We have begun a marketing initiative to reach these customers that includes extending our Advisor Rewards program to include a broader range of license types. We cannot guarantee that our small-sized customer marketing initiative will be successful. Our failure to attract and retain small sized customers and small project initiatives within our larger enterprise customers could have a material adverse effect on our business, results of operations and financial condition. Additionally, as we attempt to attract and retain small sized customers and small project initiatives within our larger enterprise customers, we may need to increase corporate branding and broaden our marketing activities, which could increase our operating expenses. These efforts may not proportionally increase our operating revenues and could reduce our profits.

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

In April 2002, we entered into a seven-year synthetic lease with a lessor for our headquarters office buildings in Fort Lauderdale, Florida. The synthetic lease qualifies for operating lease accounting treatment under SFAS No. 13, Accounting for Leases, so we do not include the property or the lease debt on our consolidated balance sheet. In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities (revised), which was effective immediately for certain disclosure requirements and variable interest entities referred to as special-purpose entities for periods ending after December 15, 2003 and for other types of entities for financial statements for periods ending after March 15, 2004. We have determined that we are not required to consolidate the lessor entity, the leased facility or the related debt upon adopting of FIN No. 46, as amended. Accordingly, there was no impact on our financial position, results of operations or cash flows from adoption. However, if the lessor were to change its ownership of our property or significantly change its ownership of other properties that it currently holds, we could be required to consolidate the entity, the leased facility and the debt at that time.

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

Use of our GoToMyPC, GoToMeeting or GoToAssist services involves the storage and transmission of customers’ proprietary information, and security breaches could expose us to a risk of loss of this information, litigation and possible liability. If our security measures are breached as a result of third-party action, employee error, malfeasance or otherwise, and, as a result, someone obtains unauthorized access to one of our online customers’ data, our reputation will be damaged, our business may suffer and we could incur significant liability. Because techniques used to obtain unauthorized access to or sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If any compromises of security were to occur, it could have the effect of substantially reducing the use of the Web for commerce and communications. Anyone who circumvents our security measures could misappropriate proprietary information or cause interruptions in our services or operations. The

Internet is a public network, and data is sent over this network from many sources. In the past, computer viruses, software programs that disable or impair computers, have been distributed and have rapidly spread over the Internet. Computer viruses could be introduced into our systems or those of our customers or suppliers, which could disrupt our network or make it inaccessible to our Citrix Online division customers. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose sales and customers for our Citrix Online division, which would significantly adversely affect our financial condition and the operating results for our Citrix Online division.

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

General economic and market conditions, and other factors outside our control including terrorist and military actions, could adversely affect our business and impair the value of our investments. Any further downturn in general economic conditions could result in a reduction in demand for our products and services and could harm our business. These conditions make it difficult for us, and our customers, to accurately forecast and plan future business activities and could have a material adverse effect on our business, financial condition and results of operations. In addition, an economic downturn could result in an impairment in the value of our investments requiring us to record losses related to such investments. Impairment in the value of these investments may disrupt our ongoing business and distract management. As of September 30, 2004, we had $343.3 million of short and long-term investments with various issuers and financial institutions. In many cases we do not attempt to reduce or eliminate our market exposure on these investments and could incur losses related to the impairment of these investments. Fluctuations in economic and market conditions could adversely affect the value of our investments, and we could lose some of our investment portfolio. A total loss of an investment could adversely affect our results of operations and financial condition. For further information on these investments, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources.”

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes with respect to the information on Quantitative and Qualitative Disclosures About Market Risk appearing in Part II, Item 7A to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

As of September 30, 2004, the Company’s management, with the participation of the Company’s Chief Executive Officer and the Company’s Vice President and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Vice President and Chief Financial Officer concluded that, as of September 30, 2004, the Company’s disclosure controls and procedures were effective in ensuring that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and the Company’s Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. During the period covered by this report, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The Company’s board of directors has authorized an ongoing stock repurchase program with a total repurchase authority granted to the Company of $800 million, the objective of which is to manage actual and anticipated dilution. At September 30, 2004, approximately $81.0 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. The following table shows the monthly activity related to the Company’s stock repurchase program for the three month period ending September 30, 2004:

	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share		Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares (or Units) that may yet be Purchased under the Plans or Programs
July 1, 2004 through July 31, 2004	1,645,980	$18.44	(2)	1,645,980	$116,773
August 1, 2004 through August 31, 2004	575,820	$15.88	(2)	575,820	$81,049
September 1, 2004 through September 30, 2004	731,023	$17.80	(2)	731,023	$81,049	(3)

Total	2,952,823	$17.78	(2)	2,952,823	$81,049

(1)	Represents shares received under the Company’s prepaid stock repurchase programs and shares acquired in open market purchases. The Company expended $39.6 million during the quarter ended September 30, 2004 for repurchases of the Company’s common stock. For more information see note 11 to the Company’s condensed consolidated financial statements.
(2)	These amounts represent the cumulative average price paid per share for shares acquired in open market purchases and received under the Company’s prepaid stock repurchase programs, some of which extend over more than one fiscal period.
(3)	Although the Company acquired additional shares during September 2004, the remaining dollar amount the Company has to repurchase shares pursuant to its stock repurchase program did not decrease from August 31, 2004 to September 30, 2004 because the shares acquired in September 2004 were received under the Company’s prepaid stock repurchase programs.

ITEM 6. EXHIBITS

(a) List of exhibits

Exhibit No.	Description
10.1	2000 Director and Officer Stock Option and Incentive Plan, Non-Qualified Stock Option Agreement

10.2	2000 Director and Officer Stock Option and Incentive Plan, Incentive Stock Option Agreement

31.1	Rule 13a-14(a) / 15d-14(a) Certification

31.2	Rule 13a-14(a) / 15d-14(a) Certification

32.1	Section 1350 Certifications

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 5th day of November 2004.

CITRIX SYSTEMS, INC.

By:	/s/ DAVID J. HENSHALL
David J. Henshall
Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	2000 Director and Officer Stock Option and Incentive Plan, Non-Qualified Stock Option Agreement

10.2	2000 Director and Officer Stock Option and Incentive Plan, Incentive Stock Option Agreement

31.1	Rule 13a-14(a) / 15d-14(a) Certification

31.2	Rule 13a-14(a) / 15d-14(a) Certification

32.1	Section 1350 Certifications