Form 10-K/A
period 2003-12-31
CITRIX SYSTEMS INC
filed 2005-03-07
CIK 877890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

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

EXPLANATORY NOTE

Citrix Systems, Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2003 (the “2003 10-K), which was originally filed on March 12, 2004, to restate its consolidated balance sheets as of December 31, 2003 and 2002, its consolidated statements of cash flows for the years ended December 31, 2003 and 2002 and the related disclosures. This Form 10-K/A also includes the restatement of selected financial data included in Item 6.

This Amendment No. 1 is being filed to address comments from the staff (the “Staff”) of the Securities and Exchange Commission (the “SEC”) in connection with the Staff’s normal periodic review of the Company’s filings. As a result of the review, the Company is restating the accompanying 2003 and 2002 consolidated balance sheets to correct an error in the classification of the portion of the Company’s cash equivalents and investments that are pledged as collateral under the Company’s synthetic lease arrangement, credit default contracts and interest rate swaps to classify such assets separately as restricted cash equivalents and investments. In its filings with the SEC, the Company has disclosed in narrative form the specific amounts pledged under its synthetic lease arrangement, credit default contracts and interest rate swaps from the inception of each arrangement and is now separately classifying the aggregate amounts pledged as long-term restricted cash equivalents and investments on its consolidated balance sheets. Please refer to Note 2 to the accompanying consolidated financial statements for additional information.

The Company has also made certain balance sheet, income statement and cash flow reclassifications. The Company reclassified investments in auction rate securities that were previously classified as cash equivalents in the accompanying 2003 and 2002 balance sheets to short-term investments. The 2003, 2002 and 2001 statements of cash flows were adjusted to reflect the impact of the reclassification. The Company also reclassified the amortization of core and product technology previously classified as an operating expense to a component of cost of revenues in the accompanying consolidated statements of income. The 2003, 2002 and 2001 consolidated statements of income were adjusted to reflect the impact of this change in classification. Additionally, the Company reclassified certain items in its statements of cash flows to separately present investing cash flows for available-for-sale investments and held-to-maturity investments and to separately present investing cash flows from sales of investments and maturities of investments. Please refer to Note 2 to the accompanying consolidated financial statements for additional information on the reclassifications.

This Amendment No. 1 does not result in a change in the Company’s previously reported revenues, net income, earnings per share, cash flow from operations, total assets or total cash and investments shown in its consolidated financial statements. Further, except as discussed above, the Company has not modified or updated disclosures presented in the 2003 10-K in this Form 10-K/A, except as required to reflect the effects of the items discussed above. For the convenience of the reader, this Form 10-K/A sets forth the complete text of the originally filed 2003 10-K rather than just the amended portions thereof. Accordingly, this Form 10-K/A does not reflect events occurring after the filing of the 2003 10-K or modify or update those disclosures affected by subsequent events or discoveries. Information not affected by these restatements and reclassifications are unchanged and reflects the disclosures made at the time of the original filing of the 2003 10-K on March 12, 2004. Events occurring after the filing of the 2003 10-K or other disclosures necessary to reflect subsequent events have been or will be addressed in the Company’s original Quarterly Reports on Form 10-Q for the quarterly periods ending March 31, 2004, June 30, 2004 and September 30, 2004 or amended Quarterly Reports on Form 10-Q/A for such quarterly periods, which are being filed concurrently with the filing of this Form 10-K/A, and any reports filed with the SEC subsequent to the date of this filing.

This Form 10-K/A should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the 2003 10-K, including any amendments to those filings. The following items have been amended as a result of the restatements and reclassifications described above:

•	Part II – Item 6 – Selected Financial Data

•	Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part II – Item 8 – Financial Statements and Schedules

•	Part II – Item 9A – Controls and Procedures

•	Part IV – Item 15 – Exhibits, Financial Statement Schedules and Reports on Form 8-K

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

The Business Need for Simplified Access to Information

Historically, information technology (“IT”) has not been created, sold or implemented with the total IT environment, from the enterprise perspective, in mind. The IT environment in most organizations has expanded incrementally over time. Each wave of computing over the past three or four decades — mainframe, minicomputer, PC, client-server, the Web, Java™, Web services — has not superseded previous waves but, to some degree, has been added to the systems that were already there. This is because many of these technologies, which represent significant investments, continue to provide “best-of-breed” capabilities, economic return and strategic value.

Meanwhile, the user end of IT has grown ever more dynamic and unpredictable. People often change roles and locations, they typically use multiple access devices, and they unpredictably switch from one network connection to the next. Organizations need a consistent and coherent way to connect these two zones of increasing complexity — the application infrastructure side on the one hand, which is the source of information supply,and the user side on the other, which is the source of information demand. It is vital for organizations to supply users, whether internal or external, with fast, simple, secure, easy and instant access to information and applications so that they can work effectively and productively from virtually anywhere, on any type of device or network connection. Organizations face significant roadblocks to enterprise information access, which include:

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

Access infrastructure, a common interface between information supply and demand, is the embodiment of an access strategy and the foundation of an on-demand enterprise. Access infrastructure is a category of enterprise software that works with application infrastructure — software used to create, operate, integrate and manage application systems — and includes a wide array of capabilities including:

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

•	Citrix® MetaFrame® Presentation Server for UNIX®. With Citrix MetaFrame Presentation Server for UNIX, remote, mobile, and local users in heterogeneous environments can access UNIX and Java™ applications from any device, over any connection, and no longer need multiple desktops or software emulation packages. Citrix MetaFrame Presentation Server for UNIX supports Sun Microsystems’ Solaris™ SPARC 9, Sun Solaris Intel, Hewlett-Packard’s HP-UX®, and IBM’s AIX®, and now includes new features to extend performance, usability and security.

•	Citrix® MetaFrame® Secure Access Manager. Citrix MetaFrame Secure Access Manager provides secure, single-point access over the Web to any enterprise resource, including client/server, legacy, and Web applications, Internet and intranet sites, streaming media, documents, network file services, and XML-based Web services. With a powerful set of easy-to-use, wizard-driven configuration tools, IT administrators can enable organized, browser-based access to the IT infrastructure — configured for each user’s business needs, with secure connectivity over the Web.

•	Citrix® MetaFrame® Password Manager. Designed to work seamlessly with all products in the MetaFrame Access Suite, Citrix MetaFrame Password Manager provides password security and single sign-on access to Windows, Web, proprietary and host-based applications running in the MetaFrame Access Suite environment. Users authenticate once with a single password, and MetaFrame Password Manager does the rest, automatically logging into password-protected information systems, enforcing password policies, monitoring password-related events, and even automating end-user tasks, including password changes. MetaFrame Password Manager makes connecting to secure applications faster and more secure, and lowers the costs of support for IT organizations.

•	Citrix® MetaFrame® Conferencing Manager. Citrix MetaFrame Conferencing Manager adds intuitive application conferencing to MetaFrame Presentation Server and eliminates the geographical distance between team members, increases the productivity of meetings, and allows easy collaboration. Teams can now share application sessions, work together on document editing, and conduct online training regardless of the location of individual team members or the access devices or network connections they’re using.

Collectively, these products accounted for approximately 63%, 69% and 76% of the Company’s net revenues in 2003, 2002 and 2001, respectively.

•	Citrix Subscription Advantage™. To provide customers with the easiest and most convenient way to keep their Citrix software current, the Company markets software under the Citrix Subscription Advantage brand for an additional fee. Citrix Subscription Advantage is the Company’s terminology for post-contract support (“PCS”). Citrix Subscription Advantage is an annual, renewable program that provides subscribers with automatic delivery of software upgrades, enhancements and maintenance releases when and if they become available during the term of their subscription. This product accounted for approximately 29%, 20% and 10% of the Company’s net revenues in 2003, 2002 and 2001, respectively.

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

•	Citrix Consulting. The objective of Citrix Consulting is to help ensure the successful implementation of Citrix access infrastructure solutions. Tested methodologies, certified professionals and best practices developed from real-world experience allow Citrix Consulting to provide expert guidance and support to our partners and customers to maximize the effectiveness of their total application access strategy and access infrastructure environment.

•	Citrix Technical Support Services. To accommodate the unique ongoing support needs of customers, Citrix Technical Support Services are specifically designed to address the variety of challenges facing application server software environments. Citrix offers five support-level options, global coverage and personalized relationship management.

•	Product Training & Certification. A series of courses are designed to allow customers and channel members to learn new skills and effective strategies to help plan, implement and administer Citrix products. Students may attend courses at one of over 300 Citrix Authorized Learning Centers™ (“CALC”s) worldwide.

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

Sales, Marketing and Support

The Company markets and licenses its products primarily through multiple channels worldwide, including value added resellers, channel distributors, system integrators (“SI”s) and independent software vendors (“ISV”s), managed by the Company’s worldwide sales force. The Company provides training and certification to integrators, value-added resellers and consultants for a full-range of MetaFrame-based application deployment and management solutions and services through its accessPARTNER network.

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

The Company regularly takes actions to improve the effectiveness of and strengthen its channel relationships, including eliminating non-performing partners, adding new partners with expertise in selling into new markets, and forming additional relationships with global and regional SIs and ISVs. In 2003, the Company particularly focused on streamlining and simplifying sales processes, improving channel incentive programs to reward solution-selling, and training. The Company combined its existing channel programs, including the Citrix Solutions Network™, into the Citrix accessPARTNER network, a single, global network that spans the solution advisors, SIs, value-added distributors, resellers, alliance partners, and certified education professionals who advise on, sell, implement and provide training for the Citrix MetaFrame Access Suite and related products and services. At the core of this community are Solution Advisors — value-added resellers who deliver strategic and successful access infrastructure solutions for customers. SIs and ISVs are becoming a more central part of Citrix’s strategy in the business and government markets. The SI program includes members such as IBM, HP, Computer Sciences Corporation, Electronic Data Systems Corporation, Schlumberger, Siemens and Northrop Grumman. The ISV program has a strong representation from targeted industry verticals such as healthcare, financial services and telecommunications. Members in the ISV program include Amdocs, Cerner, Dell, McKesson, Siemens Medical Health Solutions, Reynolds & Reynolds, ESRI and Ericsson.

The Company’s sales and marketing organization actively supports its distributors and resellers. The Company’s sales organization consists of field-based systems sales engineers and corporate sales professionals. Additional sales personnel, based in North America, Europe, Africa, Asia, Australia and South America, support these field personnel. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” and Note 13 to the Company’s Notes to Consolidated Financial Statements for information regarding the Company’s geographic segments. These additional sales personnel recruit prospective customers, provide technical advice with respect to the Company’s products and work closely with key distributors and resellers of the Company’s products. During 2003 and 2002, the Company grew its end-customer sales force of sales professionals that work closely with medium and large enterprise customers to achieve the appropriate combination of relationships for licensing, integration and consulting to meet customers’ needs. These and other account penetration efforts are part of the Company’s strategy to increase the usage of Citrix software within the customer’s IT organization.

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

The Company provides most of its distributors with stock balancing and price protection rights. These transactions are estimated and provided for at the time of sale as a reduction of revenue. Stock balancing rights permit distributors to return products to the Company, subject to ordering an equal dollar amount of other Citrix products. The Company is not obligated to accept product returns from its distributors under any other conditions, unless the product item is defective in manufacture. Product items returned to the Company under the stock-balancing program must be in new, unused and unopened condition. Price protection rights require that the Company grant retroactive price adjustments for inventories of Citrix products held by distributors or resellers if the Company lowers its prices for such products. In the event that the Company decides to reduce its prices, it will establish a reserve to cover exposure to distributor inventory. The Company has not reduced and has no current plans to reduce the prices of its products for inventory currently held by distributors or resellers. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” and Note 3 to the Company’s Notes to Consolidated Financial Statements for information regarding the Company’s revenue recognition policy.

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

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(In thousands, except per share data)
Consolidated Statements of Income Data:
Net revenues	$588,625	$527,448	$591,629	$470,446	$403,285
Cost of revenues(a)	31,072	29,841	41,451	41,549	25,010

Gross margin(a)	557,553	497,607	550,178	428,897	378,275
Operating expenses:
Research and development	64,443	68,923	67,699	50,622	37,363
Sales, marketing and support	252,749	235,393	224,108	180,384	121,302
General and administrative	85,672	88,946	85,212	58,685	37,757
Amortization of other intangible assets(a)(b)	300	485	37,228	17,900	8,049
In-process research and development	—	—	2,580	—	2,300
Write-down of technology(c)	—	—	—	9,081	—

Total operating expenses (a)	403,164	393,747	416,827	316,672	206,771

Income from operations	154,389	103,860	133,351	112,225	171,504
Interest income	21,120	30,943	42,006	41,313	25,302
Interest expense	(18,280)	(18,163)	(20,553)	(17,099)	(12,532)
Other income (expense), net	3,458	(3,483)	(2,253)	(1,422)	(1,549)

Income before income taxes	160,687	113,157	152,551	135,017	182,725
Income taxes	33,744	19,237	47,291	40,505	65,781

Net income	$126,943	$93,920	$105,260	$94,512	$116,944

Diluted earnings per share(d)	$0.74	$0.52	$0.54	$0.47	$0.61

Diluted weighted-average shares outstanding(d)(e)	171,447	179,359	194,498	199,731	192,566

	December 31,
	2003	2002	2001	2000	1999
	(Restated)	(Restated)
	(In thousands)
Consolidated Balance Sheet Data:
Working capital(f)	$146,754	$151,079	$154,089	$427,344	$433,249
Total assets	1,344,939	1,161,531	1,208,230	1,112,573	1,037,857
Current portion of long-term debt	351,423	—	—	—	—
Long term debt, capital lease obligations, put warrants and common stock subject to repurchase	—	350,024	362,768	346,229	313,940
Stockholders’ equity	706,798	614,590	647,330	592,875	533,070

(a)	The Company reclassified the amortization of core and product technology previously classified as an operating expense to a component of cost of revenues. See note 2 to the Company’s consolidated financial statements.
(b)	On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. Pursuant to SFAS No. 142, the Company ceased amortizing goodwill. See Note 3 to the Company’s Consolidated Financial Statements.
(c)	During 2000, the Company recorded impairment write-downs of previously acquired core technology of $9.1 million.
(d)	Diluted earnings per share and diluted weighted-average shares outstanding have been adjusted to reflect the two-for-one stock split in the form of a stock dividend declared on March 1, 1999 and paid on March 25, 1999 to holders of record of the Company’s Common Stock on March 17, 1999; and the two-for-one stock split in the form of a stock dividend declared on January 19, 2000 and paid on February 16, 2000 to holders of record of the Company’s Common Stock on January 31, 2000.
(e)	Pursuant to the Company’s stock repurchase programs, the effect on the calculation of weighted-average shares outstanding from repurchase activities was 5.4 million, 8.2 million, 3.2 million and 0.8 million in 2003, 2002, 2001 and 2000, respectively.
(f)	The Company’s 2003 and 2002 consolidated balance sheets were restated to correct an error in the classification of certain cash equivalents and investments that are pledged as collateral under the Company’s synthetic lease arrangement, credit default contracts and interest rate swaps. The pledged cash equivalents and investments are now separately classified as long-term restricted cash equivalents and investments on the Company’s consolidated balance sheets causing working capital to be restated for 2003 and 2002. See note 2 to the Company’s consolidated financial statements.

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

	Preliminary Purchase Price Allocation	Asset Life
Net assets acquired	$4,000	N/A
Intangible assets	49,000	2-7 years
Purchased in-process research and development	20,000	Expected to be expensed in 2004
Goodwill	162,000	Indefinite

Total purchase consideration, including direct transaction costs	$235,000

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

In the normal course of business, we do not permit product returns, but we do provide most of our distributors and value added resellers with stock balancing and price protection rights. Stock balancing rights permit distributors to return products to us up to the forty-fifth day of the fiscal quarter, subject to ordering an equal dollar amount of our other products prior to the last day of the same fiscal quarter. Price protection rights require that we grant retroactive price adjustments for inventories of our products held by distributors or resellers if we lower our prices for such products. We establish provisions for estimated returns for stock balancing and price protection rights, as well as other sales allowances, concurrently with the recognition of revenue. The provisions are established based upon consideration of a variety of factors, including, among other things, recent and historical return rates for both specific products and distributors, estimated distributor inventory levels by product, the impact of any new product releases and projected economic conditions. Actual product returns for stock balancing and price protection provisions incurred are, however, dependent upon future events, including the amount of stock balancing activity by our distributors and the level of distributor inventories at the time of any price adjustments. We continually monitor the factors that influence the pricing of our products and distributor inventory levels and make adjustments to these provisions when we believe actual returns and other allowances could differ from established reserves. Our ability to recognize revenue upon shipment to our distributors is predicated on our ability to reliably estimate future stock balancing returns. If actual experience or changes in market condition impairs our ability to estimate returns, we would be required to defer the recognition of revenue until the delivery of the product to the end-user. Allowances for estimated product returns amounted to approximately $3.0 million at December 31, 2003 and $10.5 million at December 31, 2002. The decrease in allowances for estimated product returns is a reflection of the decrease in stock rotation experience primarily due to a reduction in packaged product inventory held by our distributors resulting from an increase in enterprise customer license arrangements, which are typically delivered electronically. We have not reduced and have no current plans to reduce our prices for inventory currently held by distributors or resellers. Accordingly, there were no reserves required for price protection at December 31, 2003 or December 31, 2002. We record estimated reductions to revenue for customer programs and incentive offerings including volume-based incentives. If market conditions were to decline, we could take actions to increase our customer incentive offerings, which could result in an incremental reduction to our revenue at the time the incentive is offered.

Core and Product Technology Assets. We review acquired core and product technology assets for impairment on a periodic basis by comparing the estimated net realizable value to the unamortized cost of the technology. The core and product technology assets acquired in our Sequoia acquisition form the basis for our MetaFrame Secure Access Manager product. The recoverability of this technology is primarily dependent upon our ability to commercialize this product. The estimated net realizable value of the purchased Sequoia technology is based on the estimated undiscounted future cash flows associated with our MetaFrame Secure Access Manager. Our revenues are forecasted based on historical sales, data received from rate projections on our installed customer base and estimates from our sales channels and end-customer sales force. Our assumptions about future revenues and expenses require significant judgment associated with the forecast of MetaFrame Secure Access Manager. Actual revenues and costs could vary significantly from these forecasted amounts. As of December 31, 2003, we estimated that the net realizable value of these core and product technology assets is greater than the $14.9 million unamortized cost of these assets. If these products are not ultimately accepted by our customers, and there is no alternative future use for this technology, we could determine that some or all of the remaining $14.9 million carrying value of the related core and product technology assets are impaired. In the event of impairment, we would be required to incur a charge to earnings that could have a material adverse effect on our results of operations. On February 27, 2004 we acquired Expertcity, which is expected to result in additional core and product technology assets during the first quarter of 2004. For more information see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Acquisitions.”

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

On February 27, 2004 we acquired Expertcity, which is expected to result in additional goodwill during the first quarter of 2004. For more information concerning the acquisition of Expertcity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Acquisitions.”

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

As of December 31, 2003, we had four stock-based compensation plans. We grant stock options for a fixed number of shares to employees with an exercise price equal to or above the market value of the shares at the date of grant. As discussed in note 3 to our consolidated financial statements, we apply the intrinsic value method under APB Opinion No. 25 and related interpretations in accounting for our plans. Accordingly, no compensation cost has been recognized for our fixed stock plans and our stock purchase plan. However, the impact on our consolidated financial statements from the use of options is reflected in the calculation of earnings per share in the form of dilution.

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

	Exercisable		Unexercisable		Total
	Shares	Weighted Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
In-the-money	9,889	$14.26	10,408	$12.52	20,297	$13.37
Out-of-the-money	15,155	38.22	2,770	31.84	17,925	37.23

Total options outstanding	25,044	28.76	13,178	16.58	38,222	24.56

The following table provides information with regard to our stock option grants during 2003 to the 2003 Named Executive Officers:

Individual Grants(1)
	Number of Securities Underlying Options Granted (#)	Exercise Price ($/share)		Expiration Date
Mark Templeton	37,500 37,500	$ $	12.00 18.05	March 3, 2013 July 31, 2013
John Burris	17,500 17,500	$ $	12.00 18.05	March 3, 2013 July 31, 2013
Robert Kruger	17,500 17,500	$ $	12.00 18.05	March 3, 2013 July 31, 2013
Kate Hutchison	15,000 16,000	$ $	12.00 18.05	March 3, 2013 July 31, 2013
Stefan Sjostrom	16,000 16,000	$ $	12.00 18.05	March 3, 2013 July 31, 2013
David Henshall	200,000		$14.36	April 14, 2013

(1)	These options vest over four years at a rate of 25% of the shares underlying the option one year from the date of the grant and at a rate of 2.08% monthly thereafter.

The following table presents certain information regarding option exercises for 2003 and outstanding options held by 2003 Named Executive Officers as of December 31, 2003:

	Shares Acquired on Exercise (#)	Value Realized ($)(1)	Number of Securities Underlying Unexercised Options at December 31, 2003 Exercisable/Unexercisable	Values of Unexercised In- the-Money Options at December 31, 2003 ($) Exercisable/Unexercisable(2)
Mark Templeton	—	—	1,905,562/ 221,938	$4,760,970/ $1,461,905
John Burris	—	—	407,152/ 128,598	$534,086/ $ 950,886
Robert Kruger	7,075	$107,343	209,991/ 194,601	$372,176/ $ 945,688
Kate Hutchison	—	—	56,250/ 199,750	$470,250/ $1,597,910
Stefan Sjostrom	—	—	174,474/ 152,776	$295,290/ $ 718,621
David Henshall	—	—	—/ 200,000	—/ $1,360,000

(1)	The amounts disclosed in this column were calculated based on the difference between the fair market value of our common stock on the date of exercise and the exercise price of the options in accordance with regulations promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and do not reflect amounts actually received by the named officers.

(2)	Value is based on the difference between the option exercise price and the fair market value at December 31, 2003 ($21.16 per share), multiplied by the number of shares underlying the option.

For further information regarding our stock option plans, see note 7 to our consolidated financial statements.

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

	Year Ended December 31,			2003 Compared to 2002	2002 Compared to 2001
	2003	2002	2001
Revenues:
Software licenses	$374,403	$363,145	$450,770	3.1%	(19.4)%
Software license updates	168,793	105,682	60,377	59.7	75.0
Services	45,429	44,539	40,652	2.0	9.6
Other	—	14,082	39,830	(100.0)	(64.6)

Total net revenues	588,625	527,448	591,629	11.6	(10.8)
Cost of revenues:
Cost of software license revenues	13,555	12,444	15,698	8.9	(20.7)
Cost of services revenues	6,481	6,586	14,150	(1.6)	(53.5)
Amortization of core and product
technology(a)	11,036	10,811	11,603	2.1	(6.8)

Cost of revenues(a)	31,072	29,841	41,451	4.1	(28.0)

Gross margin(a)	557,553	497,607	550,178	12.0	(9.6)
Operating expenses:
Research and development	64,443	68,923	67,699	(6.5)	1.8
Sales, marketing and support	252,749	235,393	224,108	7.4	5.0
General and administrative	85,672	88,946	85,212	(3.7)	4.4
Amortization of other intangible assets(a)	300	485	37,228	(38.1)	(98.7)
In-process research and development	—	—	2,580	*	*

Total operating expenses(a)	403,164	393,747	416,827	2.4	(5.5)

Income from operations	154,389	103,860	133,351	48.7	(22.1)
Interest income	21,120	30,943	42,006	(31.7)	(26.3)
Interest expense	(18,280)	(18,163)	(20,553)	0.6	(11.6)
Other income (expense), net	3,458	(3,483)	(2,253)	199.3	(54.6)

Income before income taxes	160,687	113,157	152,551	42.0	(25.8)
Income taxes	33,744	19,237	47,291	75.4	(59.3)

Net income	$126,943	$93,920	$105,260	35.2	(10.8)

*	not meaningful.
(a)	We reclassified the amortization of core and product technology previously classified as an operating expense to a component of cost of revenues. See note 2 to our consolidated financial statements.

Net Revenues. Our operations consist of the design, development, marketing and support of access infrastructure software and services that enable effective and efficient enterprise-wide deployment and management of applications and information.

Net revenues include the following categories: Software Licenses, Software License Updates, Services, and Other. Software Licenses primarily represents fees related to the licensing of our MetaFrame products, additional user licenses and management products. These amounts are reflected net of sales allowances and provisions for stock balancing return rights. The MetaFrame Presentation Server product accounted for approximately 97.6% of our Software License revenue for the year ended December 31, 2003, 97.7% of our Software License revenue for the year ended December 31, 2002 and 89.5% of our Software License revenue for the year ended December 31, 2001 Software License Updates consists of fees related to our Subscription Advantage program (our terminology for PCS) that are recognized ratably over the term of the contract, which is typically 12 to 24 months. Subscription Advantage is an annual renewable program that provides subscribers with automatic delivery of software upgrades, enhancements and maintenance releases when and if they become available during the term of the subscription. Services consist primarily of technical support services revenue recognized ratably over the contract term, revenue from product training and certification, and consulting services revenue related to implementation of our software products, which are recognized as the services are provided. In May 1997, we entered into a five-year joint license, development and marketing agreement with the Microsoft Corporation, which expired in May 2002. Other represents the royalty fees recognized in connection with the Microsoft Development Agreement.

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

An analysis of our geographic segment net revenue as a percentage of net revenue is presented below:

	Year Ended December 31,			Revenue Growth 2002 to 2003	Revenue Growth 2001 to 2002
	2003	2002	2001
Americas(1)	49.5%	48.4%	48.9%	14.1%	(11.6)%
EMEA(2)	41.4	39.7	36.6	16.4	(3.3)
Asia-Pacific	9.1	9.2	7.8	10.0	5.2
Other(3)	—	2.7	6.7	(100.0)	(64.6)

Consolidated net revenues	100.0%	100.0%	100.0%	11.6	(10.8)

(1)	Our Americas segment is comprised of the United States, Canada and Latin America.
(2)	Defined as Europe, Middle East and Africa.
(3)	Represents royalty fees in connection with the Microsoft Development Agreement, which expired during May 2002.

With respect to our geographic segment revenues, the increase in net revenues during 2003 as compared to 2002, was due primarily to the factors mentioned above across all geographic segments. The decrease in net revenues during 2002 as compared to 2001 was due primarily to the factors mentioned above, particularly in Europe and the United States. For additional information on international revenues, please refer to note 13 to our consolidated financial statements.

Cost of Revenues. Cost of revenues consisted primarily of the amortization of core and product technology, cost of royalties, product media and duplication, manuals, packaging materials and shipping expense. Cost of revenues also consisted of compensation and other personnel-related costs of generating services revenues. Cost of revenues for 2003 remained relatively unchanged compared to 2002.

Effective January 1, 2002, the Company adopted SFAS No. 142, which requires that we no longer amortize goodwill and intangible assets deemed to have indefinite lives but subject them to an annual impairment test. Core and product technology intangible assets of $35.4 million at January 1, 2002 continue to be amortized over their useful lives. As of December 31, 2003, we had unamortized core and product technology intangible assets with estimable useful lives in the net amount of $19.4 million. Amortization of core and product technology was approximately $11.0 million for 2003, $10.8 million for 2002 and $11.6 million for 2001, which was relatively unchanged for all periods presented. We currently expect amortization of core and product technology assets, and therefore cost of revenue, to increase during 2004 as a result of our acquisition of Expertcity. For more information regarding the Expertcity acquisition see, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Acquisitions” and note 18 to our consolidated financial statements.

During 2001, we implemented a new enterprise resource planning system. As a result of this implementation, we have an enhanced ability to obtain information regarding personnel-related costs of generating services revenues. The $7.6 million decrease in the cost of services revenues for 2002 as compared to 2001, is primarily attributable to our ability to identify certain non-revenue generating services expenses and classify such costs as operating expenses. Enterprise customer license arrangements are typically fulfilled with a nominal level of product media and the licenses are delivered electronically. The cost of fulfilling such sales is less than traditional packaged product sales, thereby reducing costs of revenues as a percentage of revenue. During 2004, certain royalty agreements are expected to expire. Although these expirations are expected to reduce certain costs of royalties, cost of revenues will fluctuate from time to time based on a number of factors discussed above.

Gross Margin. Gross margin as a percent of revenue was 94.7% for 2003, 94.3% for 2002 and 93.0% for 2001. The increase in gross margin as a percentage of net revenue from 2001 to 2002 was primarily due to the decrease in cost of services revenues as discussed above. We currently anticipate that in the next 12 months, gross margin as a percentage of net revenues will remain relatively unchanged as compared with current levels. During 2004, certain royalty agreements are expected to expire; however, gross margin will fluctuate from time to time based on a number of factors attributable to the cost of revenues as discussed above.

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

Amortization of Other Intangible Assets. Amortization of other intangible assets remained relatively unchanged for 2003 compared to 2002. The $36.7 million decrease in amortization of intangible assets during 2002 was substantially due to the adoption of SFAS No. 142, which requires that we no longer amortize goodwill and intangible assets deemed to have indefinite lives but subject them to an annual impairment test. Other intangible assets of $1.2 million at January 1, 2002 continue to be amortized over their useful lives. As of December 31, 2003, we had other unamortized identified intangible assets with estimable useful lives in the net amount of $1.9 million. Amortization expense related to other intangible assets totaled $0.3 million during 2003, $0.5 million during 2002 and $37.2 million during 2001. We currently expect amortization expense to increase during 2004 as a result of our acquisition of Expertcity. For more information regarding the Expertcity acquisition see, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Acquisitions” and note 18 to our consolidated financial statements.

In-Process Research and Development. In April 2001, we acquired Sequoia, for which $2.6 million of the purchase price was allocated to in-process research and development, or IPR&D. The amounts allocated to IPR&D had not yet reached technological feasibility, had no alternative future use and were written off at the time of the acquisition. There were no write-offs of IPR&D during 2003 and 2002. As a result of the Expertcity acquisition in February 2004, we allocated approximately $20 million to IPR&D that was written off at the closing of the acquisition. For more information regarding the acquisition, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Acquisitions” and note 18 to our consolidated financial statements.

Interest Income. Interest income decreased approximately $9.8 million during 2003 and approximately $11.1 million during 2002 primarily due to decreases in interest rates. During 2002, we terminated an interest rate swap agreement with a notional amount of $174.6 million and in December 2002, we sold the investments underlying this swap agreement. As a result, the decrease in interest income during 2002 was partially offset by interest income of approximately $3.4 million recognized as a result of the termination of this interest rate swap and the hedging relationship. For more information see “—Liquidity and Capital Resources” and note 13 to our consolidated financial statements. During the first quarter of 2004, we currently expect to use cash of approximately $355.7 million for the redemption of our convertible subordinated debentures, and we paid approximately $112.6 million in cash for the Expertcity acquisition. Accordingly, we currently believe that our lower cash balances during 2004 will significantly reduce our interest income during 2004. For more information see “Management’s Discussion and Analysis of Financial Condition and Results of Operations Acquisitions” and “—Liquidity and Capital Resources” and note 18 to our consolidated financial statements.

Interest Expense. Interest expense remained relatively unchanged during 2003 compared to 2002 and primarily represented non-cash interest accretion on our convertible subordinated debentures. The $2.4 million decrease in interest expense for 2002 as compared to 2001 was due primarily to interest expense incurred during 2001 on contingent payments associated with the Innovex acquisition. We currently expect interest expense to decrease substantially during 2004 due to the anticipated redemption of our convertible subordinated debentures. For more information see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Acquisitions” and “ — Liquidity and Capital Resources” and note 18 to our consolidated financial statements.

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

Liquidity and Capital Resources

EXPLANATORY NOTE

In response to comments received from the staff (the “Staff”) of the Securities and Exchange Commission (the “SEC”) in connection with the Staff’s normal periodic review of our filings, we are restating our accompanying 2003 and 2002 consolidated balance sheets to correct an error in the classification of certain cash equivalents and investments that are pledged as collateral under our synthetic lease arrangement, credit default contracts and interest rate swaps to classify such assets separately as restricted cash equivalents and investments. In our filing with SEC, we previously disclosed in narrative form the specific amounts pledged under our synthetic lease arrangement, credit default contracts and interest rate swaps from the inception of each arrangement and are now separately classifying the aggregate amounts pledged as long-term restricted cash equivalents and investments in our consolidated balance sheets. Please refer to Note 2 to the accompanying consolidated financial statements for additional information.

During 2003, we generated positive operating cash flows of $255.4 million. These cash flows related primarily to net income of $126.9 million, adjusted for, among other things, tax benefits from the exercise of non-statutory stock options and disqualifying dispositions of incentive stock options of $10.3 million, non-cash charges, including depreciation and amortization expenses of $34.3 million, the accretion of original issue discount and amortization of financing costs on our convertible subordinated debentures of $18.2 million and an aggregate increase in cash flow from our operating assets and liabilities of $60.9 million, primarily resulting in an increase in deferred revenue due to the success of our Subscription Advantage program. Our investing activities used cash of $89.3 million consisting primarily of purchases of investments, net of proceeds from sales and maturities, of $75.3 million and the expenditure of $11.1 million for the purchase of property and equipment. Our financing activities used cash of $65.5 million related primarily to the expenditure of $124.6 million for the stock repurchase program, partially offset by the proceeds received from employee stock compensation plans of $58.4 million.

During 2002, we generated positive operating cash flows of $187.1 million. These cash flows related primarily to net income of $93.9 million, adjusted for, among other things, tax benefits from the exercise of non-statutory stock options and disqualifying dispositions of incentive stock options of $25.7 million, non-cash charges, including depreciation and amortization expenses of $41.4 million, provisions for product returns of $25.3 million (primarily due to our stock rotation program) and the accretion of original issue discount and amortization of financing costs on our convertible subordinated debentures of $17.7 million. These cash inflows were partially offset by an aggregate decrease in cash flow from our operating assets and liabilities of $16.9 million. Our investing activities used cash of approximately $14.3 million consisting primarily of purchases of investments, net of proceeds from sales and maturities of investments, of $14.6 million, offset by the expenditure of $19.1 million for the purchase of property and equipment and net cash paid for acquisitions (a contingent payment resulting from the February 2000 Innovex acquisition) of approximately $10.7 million. Our financing activities used cash of $184.2 million related primarily to the expenditure of $192.1 million for the stock and debt repurchase programs, partially offset by the proceeds received from employee stock compensation plans and the sale of put warrants of $8.0 million.

Cash and Investments

As of December 31, 2003, we had $751.8 million in cash and investments, compared to $547.3 million at December 31, 2002. Additionally, at December 31, 2003 we had $146.5 million of restricted cash equivalents and investments (see “— Restricted Cash Equivalents and Investments” below). We also had $146.8 million in working capital at December 31, 2003. The $204.5 million increase in cash and investments as compared to December 31, 2002, is due primarily to positive cash flow from operations and stock option exercises, partially offset by net purchases of investments, common stock repurchases and capital expenditures. We generally invest our cash and cash equivalents in investment grade, highly liquid securities to allow for flexibility in the event of immediate cash needs. Our short and long-term investments, other than $0.3 million of equity investments, consist of interest bearing securities. For more information on our cash and investments balances see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Factors that May Affect Future Results” and notes 5 and 14 to our consolidated financial statements.

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

Restricted Cash Equivalents and Investments

As of December 31, 2003, we had $146.5 million in restricted cash equivalents and investments. Approximately $62.8 million in investment securities and cash equivalents were pledged as collateral for specified obligations under our synthetic lease arrangement and approximately $83.6 million in investment securities were pledged as collateral for certain of our credit default contracts and interest rate swaps. We maintain the ability to manage the composition of the restricted cash equivalents and investments within certain limits and to withdraw and use excess investment earnings from the pledged collateral for operating purposes.

We utilize credit derivatives and other instruments for investment purposes that either do not qualify or are not designated for hedge accounting treatment under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations. Under the terms of the credit default contracts, we assume the default risk, above a certain threshold, of a portfolio of specified referenced issuers in exchange for a fixed yield that is recorded in interest income. In the event of default by underlying referenced issuers above specified amounts, we will pay the counterparty an amount equivalent to its loss, not to exceed the notional value of the contract. The primary risk associated with these transactions is the default risk of the underlying issuers. The risk levels of these instruments are equivalent to “AAA” and “Super AAA” single securities. The purpose of the credit default contracts is to provide additional yield on certain of our underlying available-for-sale investments.

We entered into two credit default contracts during December 2002 that have an aggregate notional amount of $100.0 million and expire in December 2007. During 2003, the Company sold a portion of one of these contracts representing a notional amount of $35 million for a gain of approximately $0.3 million. During 2003, we entered into an additional credit default contract with a notional amount of $10 million that expires in April 2008.

The $25.6 million decrease in restricted cash and investments compared to December 31, 2002 is primarily due to the decrease in the notional amount of our credit default contracts described above. Restricted cash at December 31, 2003 is comprised of cash equivalents, short-term and long-term investments. For further information regarding our synthetic lease, credit default contracts and interest rate swaps, see notes 11 and 14 to our consolidated financial statements.

Accounts Receivable, Net

At December 31, 2003, we had approximately $87.5 million in accounts receivable, net of allowances. The increase in accounts receivable as compared to 2002 is primarily attributed to an increase in sales, particularly in the last month of the quarter and a decrease in the allowance for returns reflective of the decrease in stock rotation experience. Our allowance for returns was $3.0 million at December 31, 2003 compared to $10.5 million at December 31, 2002. The decrease of $7.5 million is comprised of $11.3 million in credits issued for stock balancing rights during 2003 partially offset by $3.8 million of provisions for returns recorded during 2003. We have experienced a decrease in stock rotation, primarily due to a reduction in packaged product inventory held by our distributors. Our allowance for doubtful accounts was $3.4 million at December 31, 2003 compared to $6.1 million at December 31, 2002. The $2.7 million decrease is comprised of $3.2 million of uncollectible accounts written off, net of recoveries partially offset by $0.5 million of provisions for doubtful accounts recorded during the year. From time to time, we could maintain individually significant accounts receivable balances from our distributors or customers, which are comprised of large business enterprises, governments and small and medium-sized businesses. If the financial condition of our distributors or customers deteriorates, our operating results could be adversely affected. During 2003 and 2002, no distributor or customer accounted for more than 10% of our accounts receivable. For more information regarding significant customers see note 12 to our consolidated financial statements.

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

The following table summarizes our significant contractual obligations at December 31, 2003 and the future periods in which such obligations are expected to be settled in cash. Additional details regarding these obligations are provided in the footnotes to our consolidated financial statements (in thousands):

	Payments due by period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Convertible subordinated debentures (1)	$355,659	$355,659	$—	$—	$—
Operating lease obligations	98,298	16,022	25,323	15,584	41,369
Synthetic lease obligations	17,167	1,492	6,523	7,845	1,307

Total contractual obligations (2)	$471,124	$373,173	$31,846	$23,429	$42,676

(1)	This is the expected cash payment we will make when we exercise the call option on the debentures. For more information see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity — Convertible Subordinated Debentures” and note 9 to our consolidated financial statements.

(2)	Total contractual obligations do not include agreements where our commitment is variable in nature or where cancellation without payment provisions exist.

As of December 31, 2003, we did not have any material long-term debt obligations, capital lease obligations, purchase obligations, or other material long-term commitments reflected on our consolidated balance sheets.

Off-Balance Sheet Arrangement

We are a party to a synthetic lease arrangement totaling approximately $61.0 million for our corporate headquarters office space in Fort Lauderdale, Florida. The synthetic lease represents a form of off-balance sheet financing under which an unrelated third party lessor funded 100% of the costs of acquiring the property and leases the asset to us. The synthetic lease qualifies as an operating lease for accounting purposes and as a financing lease for tax purposes. We do not include the property or the lease debt as an asset or a liability on our accompanying consolidated balance sheets. Consequently, payments made pursuant to the lease are recorded as operating expenses in our consolidated statements of income. We entered into the synthetic lease in order to lease our headquarters properties under more favorable terms than under our previous lease arrangements. We do not materially rely on off-balance sheet arrangements for our liquidity or as capital resources. For information regarding cash outflows associated with our lease payments see “— Contractual Obligations.”

The initial term of the synthetic lease is seven years. Upon approval by the lessor, we can renew the lease twice for additional two-year periods. The lease payments vary based on the London Interbank Offered Rate, or LIBOR, plus a margin. At any time during the lease term, we have the option to sublease the property and upon thirty-days’ written notice, we have the option to purchase the property for an amount representing the original property cost and transaction fees of approximately $61.0 million plus any lease breakage costs and outstanding amounts owed. Upon at least 180 days notice prior to the termination of the initial lease term, we have the option to remarket the property for sale to a third party. If we choose not to purchase the property at the end of the lease term, we have guaranteed a residual value to the lessor of approximately $51.9 million and possession of the buildings will be returned to the lessor. On a periodic basis, we evaluate the property for indications of permanent impairment. If an evaluation were to indicate that the fair value of the property were to decline below $51.9 million, we would be responsible for the difference under our residual value guarantee, which could have a material adverse effect on our results of operations and financial condition.

The synthetic lease includes certain financial covenants including a requirement for us to maintain a pledged balance of approximately $62.8 million in cash and/or investment securities as collateral, which is classified as restricted cash equivalents and investments in our accompanying consolidated balance sheet. We maintain the ability to manage the composition of the restricted cash equivalents and investments within certain limits and to withdraw and use excess investment earnings from the pledged collateral for operating purposes. Additionally, we must maintain a minimum net cash and investment balance, less our debentures, collateralized investments and equity investments, of $100.0 million, as of the end of each fiscal quarter. As of December 31, 2003, we had approximately $300.1 million in cash and investments in excess of those required levels. The synthetic lease includes non-financial covenants, including the maintenance of the properties and adequate insurance, prompt delivery of financial statements to the lender of the lessor and prompt payment of taxes associated with the properties. As of December 31, 2003, we were in compliance with all material provisions of the arrangement.

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

During 2002 and 2001, we took actions to consolidate certain of our offices, including the exit of certain leased office space and the abandonment of certain leasehold improvements. Lease obligations related to these existing operating leases continue to October 2025 with a total remaining obligation of approximately $29.7 million, of which $4.8 million, net of anticipated sublease income, was accrued for as of December 31, 2003, and is reflected in accrued expenses and other liabilities in our consolidated financial statements. In calculating this accrual, we made estimates, based on market information, including the estimated vacancy periods and sublease rates and opportunities. If actual circumstances prove to be materially worse than management has estimated, the total charges for these vacant facilities could be significantly higher.

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

Certain Factors Which May Affect Future Results

Our operating results and financial condition have varied in the past and could in the future vary significantly depending on a number of factors. From time to time, information provided by us or statements made by our employees contain “forward-looking” information that involves risks and uncertainties. In particular, statements contained in this Form 10-K/A, and in the documents incorporated by reference into this Form 10-K/A, that are not historical facts, including, but not limited to statements concerning new products, product development and offerings, Subscription Advantage, product and price competition, Expertcity, competition and strategy, product price and inventory, deferred revenues, economic and market conditions, revenue recognition, profits, growth of revenues, cost of revenues, operating expenses, royalty arrangements, sales, marketing and support expenses, valuations of investments and derivative instruments, technology relationships, reinvestment of foreign earnings, gross margins, intangible assets, impairment charges, anticipated operating and capital expenditure requirements, in-process research and development, advertising campaigns, tax rates, leasing and subleasing activities, acquisitions, debt redemption obligations, stock repurchases, investment transactions, liquidity, working capital, litigation matters, intellectual property matters, distribution channels, stock price, licensing models and potential debt or equity financings constitute forward-looking statements and are made under the safe harbor provisions of the Section 27 of the Securities Act of 1933 as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are neither promises nor guarantees. Our actual results of operations and financial condition have varied and could in the future vary significantly from those stated in any forward-looking statements. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Form 10-K/A, in the documents incorporated by reference into this Form 10-K/A or presented elsewhere by our management from time to time. Such factors, among others, could have a material adverse effect upon our business, results of operations and financial condition.

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

If we elect not to purchase the property at the end of the lease term, we have guaranteed a minimum residual value of approximately $51.9 million to the lessor. Therefore, if the fair value of the property declines below $51.9 million, we would have to make up the difference under our residual value guarantee, which could have a material adverse effect on our results of operations and financial condition. For further information on our synthetic lease, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations and Off-Balance Sheet Arrangement” and note 11 to our consolidated financial statements.

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

We provide most of our distributors with stock balancing return rights, which generally permit our distributors to return products to us up to the forty-fifty day of the fiscal quarter, subject to ordering an equal dollar amount of our products prior to the last day of the same fiscal quarter. We also provide price protection rights to most of our distributors. Price protection rights require that we grant retroactive price adjustments for inventories of our products held by distributors if we lower our prices for those products within a specified time period. To cover our exposure to these product returns and price adjustments, we establish reserves based on our evaluation of historical product trends and current marketing plans. However, we cannot assure you that our reserves will be sufficient to cover our future product returns and price adjustments. If we inadequately forecast reserves, our operating results could be adversely affected.

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

General economic and market conditions, and other factors outside our control, could adversely affect our business and impair the value of our investments. Any further downturn in general economic conditions could result in a reduction in demand for our products and services and could harm our business. In addition, an economic downturn could result in an impairment in the value of our investments requiring us to record losses related to such investments. Impairment in the value of these investments may disrupt our ongoing business and distract management. As of December 31, 2003, we had $705.2 million of short and long-term investments, including our restricted investments, with various issuers and financial institutions. In many cases we do not attempt to reduce or eliminate our market exposure on these investments and could incur losses related to the impairment of these investments. Fluctuations in economic and market conditions could adversely affect the value of our investments, and we could lose some of our investment portfolio. A total loss of an investment could adversely affect our results of operations and financial condition. For further information on these investments, please refer to “—Liquidity and Capital Resources.”

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

Discussions of our accounting policies for derivatives and hedging activities are included in notes 3 and 14 to our consolidated financial statements.

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

Exposure to Interest Rates

We have interest rate exposures resulting from our interest-based available-for-sale securities. In order to better manage our exposure to interest rate risk, we are a party to 19 interest rate swap agreements. The swap agreements, with an aggregate notional amount of $182.4 million convert the fixed rate return on certain of our available-for-sale securities, to a floating rate. The aggregate fair value of the interest rate swaps at December 31, 2003 was a liability of $2.0 million. Based upon a hypothetical 1% increase in the market interest rate as of December 31, 2003, the fair value of these aggregated liabilities would have decreased by approximately $5.0 million. Based on a hypothetical 1% decrease in the market interest rate as of December 31, 2003, the fair value of these aggregated liabilities would have increased by approximately $6.9 million. The underlying assets would experience offsetting gains and losses. We also maintain available-for-sale and held-to-maturity investments in debt securities, which limits the amount of credit exposure to any one issue, issuer, or type of instrument. The securities in our investment portfolio are not leveraged. The securities classified as available-for-sale are subject to interest rate risk. The modeling technique used measures the change in fair values arising from an immediate hypothetical shift in market interest rates and assumes that ending fair values include principal plus accrued interest, dividends and reinvestment income. If market interest rates were to increase by 100 basis points from December 31, 2003 and 2002 levels, the fair value of the available-for-sale portfolio would decline by approximately $0.6 million. This sensitivity analysis on our available-for-sale portfolio excludes the underlying investments to our 19 interest rate swaps discussed above, as the interest rate risk related to those investments has been effectively hedged, and includes our cash equivalents and restricted cash equivalents and investments. For more information see note 14 to our consolidated financial statements.

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

ITEM 8. FINANCIAL STATEMENTS AND SCHEDULES

The Company’s Consolidated Financial Statements and related financial statement schedule, together with the report of independent certified public accountants, appear at pages F-1 through F-31, respectively, of this Form 10-K/A.

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

On March 7, 2005, the Company announced that it was restating its consolidated balance sheets and statements of cash flow for fiscal years 2003 and 2002 and for the first three quarters of 2004 to correct the presentation of cash and investments on the Company’s balance sheet. Previously, the Company presented collateral pledged under the Company’s synthetic lease arrangement, credit default contracts and interest rate swaps in cash equivalents, short-term investments and long-term investments. As a result of a normal periodic review of the financial reports of the Company by the staff of the Securities and Exchange Commission, the Company concluded that such pledged collateral should be presented as restricted cash equivalents and investments. In the fourth quarter of 2004, the Company corrected the presentation of cash and investments on its balance sheet. The Company has reflected such correction in its restated consolidated balance sheets and consolidated statements of cash flows as of and for the years ended December 31, 2003 and 2002 presented in this amended Annual Report on Form 10-K/A. Please refer to Note 2 to the accompanying consolidated financial statements for additional information.

As a result of the restatement of its consolidated balance sheets and statements of cash flows, the Company determined that there was a significant deficiency in its internal control over financial reporting as of December 31, 2003 related to the presentation on its balance sheet of collateral pledged under the Company’s synthetic lease arrangement, credit default contracts and interest rate swaps. The Company determined that such significant deficiency did not rise to the level of a material weakness in its internal control over financial reporting. Because the Company corrected its presentation of cash and investments in the fourth quarter of 2004, the Company believes that it corrected this significant deficiency.

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

2. Financial Statement Schedules.

The following consolidated financial statement schedule is included in Item 8:

Valuation and Qualifying Accounts

3. List of Exhibits.

Exhibit No.	Description

2.1 (1)	Asset Purchase Agreement dated February 15, 2000 by and among the Company, Innovex Group, Inc. and certain stockholders of Innovex

2.2 (7)	Agreement and Plan of Merger, dated as of March 20, 2001, by and among Citrix Systems, Inc., Soundgarden Acquisition Corp. and Sequoia Software Corporation

2.3 (13)	Agreement and Plan of Merger Dated December 18, 2003 by and among Citrix Systems, Inc., EAC Acquisition Corporation, Expertcity.com, Inc., Edward G. Sim and Andreas von Blottnitz.

3.1 (2)	Amended and Restated Certificate of Incorporation of the Company

3.2 (2)	Amended and Restated By-laws of the Company

3.3 (3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation

4.1 (2)	Specimen certificate representing the Common Stock

4.2 (4)	Indenture by and between the Company and State Street Bank and Trust Company as Trustee dated as of March 22, 1999, including the form of Debenture.

4.3 (4)	Form of Debenture (included in Exhibit 4.2).

4.3 (4)	Registration Rights Agreement by and between the Company and Credit Suisse First Boston Corporation dated as of March 22, 1999.

10.1(14)*	Fourth Amended and Restated 1995 Stock Plan

10.2 (9)*	Second Amended and Restated 1995 Non-Employee Director Stock Option Plan

10.3 (11)*	Third Amended and Restated 1995 Employee Stock Purchase Plan

10.4 (12)*	Second Amended and Restated 2000 Director and Officer Stock Option and Incentive Plan

10.15(5)	License, Development and Marketing Agreement dated May 9, 1997 between the Company and Microsoft Corporation

10.16(6)	Amendment No. 1 to License, Development and Marketing Agreement dated May 9, 1997 between the Company and Microsoft Corporation

10.17(9)	Microsoft Master Source Code Agreement by and between the Company and Microsoft, dated May 15, 2002

10.18(9)	License Form by and between the Company and Microsoft Corporation, dated May 15, 2002 (with certain information omitted pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission)

10.19(10)	Amendment No. 1 dated April 21, 2003 to the License Form by and between the Company and Microsoft Corporation dated May 15, 2002 (with certain information omitted pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission)

10.20(9)	Participation Agreement dated as of April 23, 2002, by and among Citrix Systems, Inc., Citrix Capital Corp., Selco Service Corporation and Key Corporate Capital, Inc. (the “Participation Agreement”) (with certain information omitted pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission)

10.21(9)	Amendment No. 1 to Participation Agreement dated as of June 17, 2002 (with certain information omitted pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission)

10.22(9)	Master Lease dated as of April 23, 2002 by and between Citrix Systems, Inc. and Selco Service Corporation (with certain information omitted pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission)

21.1(14)	List of Subsidiaries

23.1	Consent of Ernst & Young LLP

24.1	Power of Attorney (Included in signature page)

31.1	Rule 13a-14(a) / 15d-14(a) Certification

31.2	Rule 13a-14(a) / 15d-14(a) Certification

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or any compensatory plan, contract or arrangement.
(1)	Incorporated herein by reference to Exhibit 2.3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.
(2)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 33-98542), as amended.
(3)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
(4)	Incorporated herein by reference to exhibits of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.
(5)	Incorporated herein by reference to Exhibit 10 of the Company’s Current Report on Form 8-K dated as of May 9, 1997.
(6)	Incorporated herein by reference to Exhibit 10 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.
(7)	Incorporated by reference herein to Exhibit 2 of the Company’s Schedule 13D Report dated as of March 28, 2001.
(8)	Incorporated by reference herein to exhibits of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.
(9)	Incorporated by reference herein to exhibits of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
(10)	Incorporated by reference herein to exhibits of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(11)	Incorporated by reference herein to exhibits of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.
(12)	Incorporated by reference herein to exhibits of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
(13)	Incorporated herein by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated as of December 30, 2003.
(14)	Previously filed.

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

(c) Exhibits.

The Company hereby files as part of this Form 10-K/A the exhibits listed in Item 15(a)(3) above. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the Securities and Exchange Commission, 450 Fifth Street, N.W., Room 1024, Washington, D.C., and at the Commission’s regional offices at CitiCorp Center, 500 West Madison Street, Suite 1400, Chicago, IL 60661-2511 and 233 Broadway, 13th floor, New York, NY 10279. Copies of such material can also be obtained from the Public Reference Section of the Commission, 450 Fifth Street, N.W., Washington, D.C. 29549, at prescribed rates.

(d) Financial Statement Schedule.

The Company hereby files as part of this Form 10-K/A the consolidated financial statement schedule listed in Item 15(a)(2) above, which is attached hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Fort Lauderdale, Florida on the 7th day of March, 2005.

CITRIX SYSTEMS, INC.

By:	/s/ MARK B. TEMPLETON
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on the 7th day of March, 2005.

Signature	Title(s)
/s/ MARK B. TEMPLETON Mark B. Templeton	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ DAVID J. HENSHALL David J. Henshall	Chief Financial Officer (Principal Financial Officer) and Vice President, Finance (Principal Accounting Officer)

/s/ STEPHEN M. DOW Stephen M. Dow	Chairman of the Board of Directors

/s/ THOMAS F. BOGAN Thomas F. Bogan	Director

Murray J. Demo	Director

/s/ GARY E. MORIN Gary E. Morin	Director

Godfrey R. Sullivan	Director

/s/ JOHN W. WHITE John W. White	Director

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

Report of Independent Registered Public Accounting Firm

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Citrix Systems, Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As described in Note 2, the Company restated the accompanying consolidated financial statements for all periods presented. Also, as discussed in Note 3 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill and certain intangible assets as a result of adopting Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets.

        /s/ Ernst & Young LLP

Certified Public Accountants

West Palm Beach, Florida

January 14, 2004, except for the first and second paragraphs of Note 18, as to which the dates are February 19, 2004 and February 27, 2004, respectively, and Note 2, as to which the date is March 4, 2005

CITRIX SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2002
	(As restated)	(As restated)
	(In thousands, except par value)
Assets
Current assets:
Cash and cash equivalents	$182,969	$82,350
Short-term investments	385,431	95,780
Accounts receivable, net of allowances of $6,365 and $16,538 at 2003 and 2002, respectively	87,464	69,471
Prepaid expenses and other current assets	58,167	36,400
Current portion of deferred tax assets, net	51,540	49,515

Total current assets	765,571	333,516
Restricted cash equivalents and investments	146,460	172,106
Long-term investments	183,411	369,168
Property and equipment, net	65,837	76,534
Goodwill, net	152,364	152,364
Other intangible assets, net	21,300	30,849
Long-term portion of deferred tax assets, net	3,168	5,587
Other assets	6,828	21,407

	$1,344,939	$1,161,531

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$114,456	$86,474
Current portion of deferred revenues	152,938	95,963
Convertible subordinated debentures	351,423	—

Total current liabilities	618,817	182,437
Long-term portion of deferred revenues	12,137	8,028
Convertible subordinated debentures	—	333,549
Other liabilities	7,187	6,452

Commitments and contingencies

Put warrants	—	7,340
Common stock subject to repurchase	—	9,135

Stockholders’ equity:
Preferred stock at $.01 par value: 5,000 shares authorized, none issued and outstanding	—	—
Common stock at $.001 par value: 1,000,000 shares authorized; 202,622 and 197,426 shares issued at 2003 and 2002, respectively	203	197
Additional paid-in capital	700,111	595,959
Retained earnings	646,740	519,797
Accumulated other comprehensive income	7,810	3,833

	1,354,864	1,119,786

Less — common stock in treasury, at cost (38,150 and 29,290 shares in 2003 and 2002, respectively)	(648,066)	(505,196)

Total stockholders’ equity	706,798	614,590

	$1,344,939	$1,161,531

See accompanying notes.

CITRIX SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2003	2002	2001
	(In thousands, except per share information)
Revenues:
Software licenses	$374,403	$363,145	$450,770
Software license updates	168,793	105,682	60,377
Services	45,429	44,539	40,652
Other	—	14,082	39,830

Total net revenues	588,625	527,448	591,629

Cost of revenues:
Cost of software license revenues	13,555	12,444	15,698
Cost of services revenues	6,481	6,586	14,150
Amortization of core and product technology	11,036	10,811	11,603

Total cost of revenues	31,072	29,841	41,451

Gross margin	557,553	497,607	550,178
Operating expenses:
Research and development	64,443	68,923	67,699
Sales, marketing and support	252,749	235,393	224,108
General and administrative	85,672	88,946	85,212
Amortization of other intangible assets	300	485	37,228
In-process research and development	—	—	2,580

Total operating expenses	403,164	393,747	416,827

Income from operations	154,389	103,860	133,351
Interest income	21,120	30,943	42,006
Interest expense	(18,280)	(18,163)	(20,553)
Other income (expense), net	3,458	(3,483)	(2,253)

Income before income taxes	160,687	113,157	152,551
Income taxes	33,744	19,237	47,291

Net income	$126,943	$93,920	$105,260

Earnings per share:
Basic	$0.77	$0.53	$0.57

Diluted	$0.74	$0.52	$0.54

Weighted average shares outstanding:
Basic	165,323	177,428	185,460

Diluted	171,447	179,359	194,498

See accompanying notes.

CITRIX SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(In thousands)

	Common Stock			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock In Treasury		Total Stockholders’ Equity	Total Comprehensive Income
	Shares	Amount					Shares	Amount
Balance at December 31, 2000	187,872	$188		$351,053	$320,617	$(2,943)	(3,817)	$(76,040)	$592,875
Exercise of stock options	8,541	9		113,331	—	—	—	—	113,340
Common stock issued under employee stock purchase plan	214	—		4,008	—	—	—	—	4,008
Common stock issued upon debt conversion	—	—		2	—	—	—	—	2
Tax benefit from employer stock plans	—	—		28,011	—	—	—	—	28,011
Proceeds from sale of put warrants	—	—		12,019	—	—	—	—	12,019
Put warrant obligations, net of expired put warrants	—	—		(822)	—	—	—	—	(822)
Repurchase of common stock	—	—		81,810	—	—	(7,633)	(210,477)	(128,667)
Cash paid in advance for share repurchase contract	—	—		(81,555)	—	—	—	—	(81,555)
Unrealized gain on forward contracts and interest rate swap, net of reclassification adjustments and net of tax	—	—		—	—	84	—	—	84	$84
Unrealized gain on available-for-sale securities, net of tax	—	—		—	—	2,775	—	—	2,775	2,775
Net income	—	—		—	105,260	—	—	—	105,260	105,260

Total comprehensive income										$108,119

Balance at December 31, 2001	196,627	197		507,857	425,877	(84)	(11,450)	(286,517)	647,330
Exercise of stock options	551	1		3,369	—	—	—	—	3,370
Common stock issued under employee stock purchase plan	248	—		1,301	—	—	—	—	1,301
Tax benefit from employer stock plans	—	—		25,735	—	—	—	—	25,735
Proceeds from sale of put warrants	—	—		3,310	—	—	—	—	3,310
Put warrant obligations, net of expired put warrants	—	—		9,215	—	—	—	—	9,215
Repurchase of common stock	—	—		85,811	—	—	(17,840)	(218,679)	(132,868)
Common stock subject to repurchase	—	—		(9,135)	—	—	—	—	(9,135)
Cash paid in advance for share repurchase contracts	—	—		(31,504)	—	—	—	—	(31,504)
Unrealized gain on forward contracts and interest rate swaps, net of reclassification adjustments and net of tax	—	—		—	—	3,428	—	—	3,428	$3,428
Unrealized gain on available-for-sale securities, net of tax	—	—		—	—	489	—	—	489	489
Net income	—	—		—	93,920	—	—	—	93,920	93,920

Total comprehensive income										$97,837

Balance at December 31, 2002	197,426	197	*	595,959	519,797	3,833	(29,290)	(505,196)	614,590 *
Exercise of stock options	4,723	5		54,984	—	—	—	—	54,989
Common stock issued under employee stock purchase plan	473	—		3,434	—	—	—	—	3,434
Tax benefit from employer stock plans	—	—		10,289	—	—	—	—	10,289
Proceeds from sale of put warrants	—	—		655	—	—	—	—	655
Put warrant obligations, net of expired put warrants	—	—		7,340	—	—	(200)	(2,517)	4,823
Repurchase of common stock	—	—		33,195	—	—	(8,659)	(140,354)	(107,159)
Common stock subject to repurchase	—	—		9,135	—	—	—	—	9,135
Cash paid in advance for share repurchase contracts	—	—		(14,878)	—	—	—	—	(14,878)
Unrealized gain on forward contracts and interest rate swaps, net of reclassification adjustments and net of taxes	—	—		—	—	3,672	—	—	3,672	$3,672
Unrealized gain on available-for-sale securities, net of tax	—	—		—	—	305	—	—	305	305
Net income	—	—		—	126,943	—	—	—	126,943	126,943

Total comprehensive income										$130,920

Balance at December 31, 2003	202,622	$203	*	$700,111 *	$646,740	$7,810	(38,150)*	$(648,066)*	$706,798

*	Amounts do not add due to rounding.

See accompanying notes.

CITRIX SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2003	2002	2001
	(As restated)	(As restated)
		(In thousands)
Operating activities
Net income	$126,943	$93,920	$105,260
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	11,336	11,296	48,831
Depreciation and amortization of property and equipment	23,000	30,142	30,757
Realized (gain) loss on the repurchase of convertible subordinated debentures	—	(1,547)	360
Realized loss (gain) on the termination of interest rate swap	736	(3,356)	—
Loss on abandonment of fixed assets	273	2,006	247
Realized (gains) losses on sales of investments and other-than-temporary decline in fair value of investments	(1,978)	2,095	7,689
In-process research and development	—	—	2,580
Provision for doubtful accounts	522	3,486	2,784
Provision for product returns	3,825	25,282	22,533
(Recovery of) provision for inventory reserves	(4)	1,407	2,292
Deferred income tax provision (benefit)	1,343	(4,218)	(1,063)
Tax benefit related to the exercise of non-statutory stock options and disqualified dispositions of incentive stock options	10,289	25,735	28,011
Accretion of original issue discount and amortization of financing cost	18,237	17,711	17,853

Total adjustments to reconcile net income to net cash provided by operating activities	67,579	110,039	162,874
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(22,340)	(33,205)	(50,665)
Prepaid expenses and other current assets	(4,413)	(1,000)	11,410
Other assets	6,119	5,661	(12,034)
Deferred tax assets, net	(731)	6,480	3,534
Accounts payable and accrued expenses	15,749	(5,982)	4,988
Deferred revenues	61,084	17,787	(8,630)
Other liabilities	735	5,917	535
Income taxes payable	4,706	(12,514)	12,571

Total changes in operating assets and liabilities, net of effects of acquisitions	60,909	(16,856)	(38,291)

Net cash provided by operating activities	255,431	187,103	229,843
Investing activities
Purchases of investments	(381,107)	(423,207)	(596,390)
Proceeds from sales available-for-sale investments	196,524	349,600	186,817
Proceeds from maturities of available-for-sale investments	109,252	88,229	116,353
Proceeds from sales of held-to-maturity investments	—	—	165,463
Purchases of property and equipment	(11,063)	(19,104)	(60,557)
(Payment for) proceeds from termination of interest rate swaps	(1,572)	3,902	—
Cash paid for acquisitions, net of cash acquired	—	(10,680)	(183,754)
Cash paid for licensing agreement	(1,358)	(3,000)	—

Net cash used in investing activities	(89,324)	(14,260)	(372,068)
Financing activities
Proceeds from issuance of common stock	58,423	4,671	117,350
Cash paid to repurchase convertible subordinated debentures	—	(27,773)	(2,141)
Cash paid under stock repurchase programs	(124,554)	(164,372)	(210,222)
Proceeds from sale of put warrants	655	3,310	12,019
Other	(12)	(22)	(13)

Net cash used in financing activities	(65,488)	(184,186)	(83,007)

Change in cash and cash equivalents	100,619	(11,343)	(225,232)
Cash and cash equivalents at beginning of year	82,350	93,693	318,925

Cash and cash equivalents at end of year	$182,969	$82,350	$93,693

Supplemental Cash Flow Information (in thousands)
(Decrease) increase in non-cash investing activities	$(25,646)	$172,106	$—

Cash paid for income taxes	$10,331	$14,222	$7,991

Cash paid for interest	$2,976	$4,155	$1,221

See accompanying notes.

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (As restated)

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

2. BASIS OF PRESENTATION

The Company recently reviewed its financial statement presentation and disclosure in response to comments received from the staff of the Securities and Exchange Commission (the “SEC”) in a normal periodic review of the Company’s filings. As a result, the Company is restating the accompanying 2003 and 2002 consolidated balance sheets to correct an error in the classification of cash equivalents and investments pledged as collateral under the Company’s synthetic lease arrangement, credit default contracts and interest rate swaps to classify such assets separately as restricted cash equivalents and investments. In its filings with the SEC, the Company has disclosed in narrative form the specific amounts pledged under its synthetic lease arrangement, credit default contracts and interest rate swaps in the notes to the consolidated financial statements and is now separately classifying the aggregate amounts pledged as long-term restricted cash equivalents and investments in its consolidated balance sheets. The 2003 and 2002 consolidated statements of cash flows were restated to reflect the impact of the change.

In addition, certain reclassifications of items in the prior years’ financial statements have been made to conform to the current year’s presentation. The Company reclassified investments in auction rate securities previously classified as cash and cash equivalents to short-term investments. Also, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 95, Statement of Cash Flows, the Company reclassified certain items in its statements of cash flows to separately present investing cash flows for available-for-sale investments and held-to-maturity investments and to separately present investing cash flows from sales and maturities of investments. The accompanying consolidated balance sheets and statements of cash flows for all periods presented were adjusted to reflect the reclassifications of these items.

The Company also reclassified the amortization of core and product technology previously classified as an operating expense to a component of cost of revenues in the accompanying consolidated statements of income.

CITRIX SYSTEMS. INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (As restated)

The changes to the Company’s presentation described above do not change the Company’s total cash and investments, and have no impact on operating cash flows, total assets, net revenues or net income. All such changes have been consistently applied to all periods presented and a comparison of the amounts previously reported to the adjusted amounts presented in this Annual Report on Form 10-K/A (in thousands):

	December 31, 2003		December 31, 2002
Consolidated Balance Sheet Information	As Reported	As Adjusted	As Reported	As Adjusted
Cash and cash equivalents	$359,343	$182,969	$142,700	$82,350
Short-term investments	252,971	385,431	77,213	95,780
Total current assets	809,485	765,571	375,299	333,516
Restricted cash equivalents and investments	—	146,460	—	172,106
Long-term investments	285,957	183,411	499,491	369,168

	For the Year Ended December 31,
	2003		2002		2001
Consolidated Statements of Cash Flow Information	As Reported	As Adjusted	As Reported	As Adjusted	As Reported	As Adjusted
Net income	$126,943	$126,943	$93,920	$93,920	$105,260	$105,260
Net cash provided by operating activities	255,431	255,431	187,103	187,103	229,843	229,843
Cash flows from investing activities:
Purchases of investments	(198,673)	(381,107)	(364,482)	(423,207)	(553,490)	(596,390)
Proceeds from sales and maturities of investments	239,366	—	393,454	—	415,633	—
Proceeds from sales of available-for-sale investments	—	196,524	—	349,600	—	186,817
Proceeds from maturities of available-for-sale investments	—	109,252	—	88,229	—	116,353
Proceeds from sales of held-to-maturity investments	—	—	—	—	—	165,463
Net cash provided by (used in) investing activities	26,700	(89,324)	90	(14,260)	(382,168)	(372,068)
Net cash used in financing activities	(65,488)	(65,488)	(184,186)	(184,186)	(83,007)	(83,007)
Change in cash and cash equivalents	216,643	100,619	3,007	(11,343)	(235,332)	(225,232)
Cash and cash equivalents at beginning of year	142,700	82,350	139,693	93,693	375,025	318,925
Cash and cash equivalents at end of year	359,343	182,969	142,700	82,350	139,693	93,693

	For the Year Ended December 31,
	2003		2002		2001
Consolidated Income Statement Information	As Reported	As Adjusted	As Reported	As Adjusted	As Reported	As Adjusted
Net revenues	$588,625	$588,625	$527,448	$527,448	$591,629	$591,629
Total cost of revenues	20,036	31,072	19,030	29,841	29,848	41,451
Gross margin	568,589	557,553	508,418	497,607	561,781	550,178
Total operating expenses	414,200	403,164	404,558	393,747	428,430	416,827
Net income	126,943	126,943	93,920	93,920	105,260	105,260

3. SIGNIFICANT ACCOUNTING POLICIES

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

Restricted Cash Equivalents and Investments

Restricted cash equivalents and investments at December 31, 2003 and 2002 include approximately $62.8 million in investment securities and cash equivalents that were pledged as collateral for specified obligations under the Company’s synthetic lease

CITRIX SYSTEMS. INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (As restated)

arrangement. In addition, at December 31, 2003 and 2002 approximately $83.6 million and $109.3 million, respectively, in investment securities were pledged as collateral for certain of the Company’s credit default contracts and interest rate swaps. The Company maintains the ability to manage the composition of the restricted investments within certain limits and to withdraw and use excess investment earnings from the restricted collateral for operating purposes. For further information, see Notes 11 and 14.

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

CITRIX SYSTEMS. INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (As restated)

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

Goodwill

The Company accounts for goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142, requires that goodwill and certain intangible assets are not amortized, but are subject to an annual impairment test. At December 31, 2003 and 2002, the Company had $152.4 million of goodwill. There was no impairment of goodwill as a result of the annual impairment tests completed during the fourth quarters of 2003 and 2002. Excluding goodwill, the Company has no intangible assets deemed to have indefinite lives. Substantially all of the Company’s goodwill at December 31, 2003 and 2002 was associated with the Americas reportable segment. See Note 13 for segment information.

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

Intangible Assets

The Company has intangible assets with definite lives that are recorded at cost, less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally three to five years, except for patents, which are amortized over 10 years. In accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, the Company records acquired core and product technology at net realizable value and reviews this technology for

CITRIX SYSTEMS. INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (As restated)

impairment on a periodic basis by comparing the estimated net realizable value to the unamortized cost of the technology. There has been no impairment of these assets to date. On February 27, 2004, the Company acquired Expertcity.com, Inc. (“Expertcity”). The expected increases to our goodwill, intangible assets and estimated amortization are not reflected in the tables below. For further information regarding the acquisition and the preliminary purchase price allocation, see Note 18.

Intangible assets consist of the following (in thousands):

	December 31, 2003		December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Core and product technologies	$82,486	$63,092	$81,686	$52,056
Other	9,447	7,541	8,460	7,241

Total	$91,933	$70,633	$90,146	$59,297

Amortization of core and product technology was $11.0 million, $10.8 million and $11.6 million for 2003, 2002 and 2001, respectively, and is classified as a component of cost of revenues on the accompanying consolidated statements of income, see Note 2. Amortization of other intangible assets was $0.3 million, $0.5 million and $37.2 million for 2003, 2002 and 2001, respectively. Estimated future annual amortization expense is as follows (in thousands):

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

CITRIX SYSTEMS. INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (As restated)

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

CITRIX SYSTEMS. INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (As restated)

In the normal course of business, the Company does not permit product returns, but it does provide most of its distributors and value added resellers with stock balancing and price protection rights. Stock balancing rights permit distributors to return products to the Company by the forty-fifth day of the fiscal quarter, subject to ordering an equal dollar amount of the Company’s other products prior to the last day of the same fiscal quarter. Price protection rights require that the Company grant retroactive price adjustments for inventories of products held by distributors or resellers if it lowers prices for such products. The Company establishes provisions for estimated returns for stock balancing and price protection rights, as well as other sales allowances, concurrently with the recognition of revenue. The provisions are established based upon consideration of a variety of factors, including, among other things, recent and historical return rates for both specific products and distributors, estimated distributor inventory levels by product, the impact of any new product releases and projected economic conditions. Actual product returns for stock balancing and price protection provisions incurred are, however, dependent upon future events, including the amount of stock balancing activity by distributors and the level of distributor inventories at the time of any price adjustments. The Company continually monitors the factors that influence the pricing of its products and distributor inventory levels and makes adjustments to these provisions when it believes actual returns and other allowances could differ from established reserves. The Company’s ability to recognize revenue upon shipment to distributors is predicated on its ability to reliably estimate future stock balancing returns. If actual experience or changes in market condition impairs the Company’s ability to estimate returns, it would be required to defer the recognition of revenue until the delivery of the product to the end-user. Allowances for estimated product returns amounted to approximately $3.0 million at December 31, 2003 and $10.5 million at December 31, 2002. The Company has not reduced and has no current plans to reduce its prices for inventory currently held by distributors or resellers. Accordingly, there were no reserves required for price protection at December 31, 2003 or December 31, 2002. The Company records estimated reductions to revenue for customer programs and incentive offerings including volume-based incentives. If market conditions were to decline, the Company could take actions to increase its customer incentive offerings, which could result in an incremental reduction to revenue at the time the incentive is offered.

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

Cost of Revenues

Cost of revenues consist primarily of amortization of core and product technology, compensation and other personnel-related costs of providing consulting services, as well as, the cost of royalties, product media and duplication, manuals, packaging materials and shipping expense. The Company is a party to licensing agreements with various entities, which give the Company the right to use certain software code in its products or in the development of future products in exchange for the payment of a fixed fee or certain amounts based upon the sales of the related product. The licensing agreements generally have terms ranging from one to five years, and generally include renewal options. However, some agreements may be perpetual unless expressly terminated. Royalties and other costs related to these agreements are included in cost of revenues.

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

CITRIX SYSTEMS. INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (As restated)

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

CITRIX SYSTEMS. INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (As restated)

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

For purposes of the pro forma calculations, the fair value of each option is estimated on the date of the grant using the Black-Scholes option-pricing model, assuming no expected dividends and the following assumptions:

	2003 Grants	2002 Grants	2001 Grants
Expected volatility factors	0.57 — 0.68	0.69	0.60
Approximate risk free interest rate	2.5%-3.0%	4.0%	5.0%
Expected lives	4.70-4.75 years	4.60 years	4.68 years

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

CITRIX SYSTEMS. INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (As restated)

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

The determination of the fair value of all options is based on the assumptions described in the preceding paragraphs, and because additional option grants are expected to be made each year and forfeitures will occur when employees leave the Company, the above pro forma disclosures are not representative of pro forma effects on reported net income (loss) for future years. See Note 7 for more information regarding the Company’s stock option plans.

Earnings Per Share

Basic earnings per share is calculated by dividing income available to shareholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share includes the potential impact of convertible securities and dilutive common share equivalents. Dilutive common share equivalents consist of shares issuable upon the exercise of certain stock options (calculated using the treasury stock method) and put warrants (calculated using the reverse treasury stock method). The reconciliation of the numerator and denominator of the earnings per share calculation is presented in Note 15.

4. ACQUISITIONS

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

CITRIX SYSTEMS. INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (As restated)

5. CASH AND INVESTMENTS

Cash and cash equivalents and investments consists of the following:

	December 31,
	2003 (As restated)	2002 (As restated)
	(In thousands)
Cash and cash equivalents:
Cash	$67,419	$35,377
Municipal securities	8,705	2,311
Money market funds	50,289	35,589
Corporate securities	9,684	8,045
Commercial paper	—	1,028
Government securities	57,006	—

Total (3)	$193,103	$82,350

Reported as:
Cash and cash equivalents	$182,969	$82,350

Restricted cash equivalents and investments(2)	$10,134	$—

Short-term investments:
Corporate securities	$284,867	$46,105
Government securities	14,666	29,781
Commercial paper	1,988	—
Municipal securities	117,690	61,677

Total (3)	$419,211	$137,563

Reported as:
Short-term investments	$385,431	$95,780

Restricted cash equivalents and investments(2)	$33,780	$41,783

Long-term investments:
Corporate securities	$169,418	$170,671
Government securities (1)	116,251	325,094
Municipal securities	—	3,500
Other	288	226

Total	$285,957	$499,491

Reported as:
Long-term investments	$183,411	$369,168

Restricted cash equivalents and investments(2)	$102,546	$130,323

(1)	Includes investments in both United States and foreign government securities.
(2)	The Company restated the accompanying 2003 and 2002 consolidated balance sheets to correct an error in the classification of the portion of our cash equivalents and investments that are pledged as collateral under the Company’s synthetic lease arrangements, credit default contracts, and interest rate swaps to classify such assets separately as restricted cash equivalents and investments, see Note 2.
(3)	Short-term investments at December 31, 2003 and 2002 includes $166.2 million and $60.4 million, respectively, of available-for-sale auction rate securities previously classified as cash and cash equivalents. See Note 2.

The Company has two AAA-rated zero coupon corporate securities classified as held-to-maturity investments that are carried at the combined accreted value of approximately $192.5 million and $180.4 million at December 31, 2003 and 2002, respectively. These securities mature on March 22, 2004. The Company does not recognize changes in fair value of the held-to-maturity investment unless a decline in the fair value is other-than-temporary, in which case the Company would recognize a loss in earnings. There have been no losses associated with the corporate securities to date. At December 31, 2003 and 2002, the fair value of the securities were $194.5 million and $180.2 million, respectively.

The Company’s other short and long-term investments are classified as available-for-sale and are recorded at fair value. Gross realized gains on sales of securities and other-than-temporary write downs of investments classified as available-for-sale, using the specific identification method, were $2.3 million for the year ended December 31, 2003. Gross realized gains and losses were $0.7 million and $2.8 million, respectively, for the year ended December 31, 2002. Gross realized losses on sales of securities during 2003 were not material. At December 31, 2003, the average original contractual maturity of the Company’s short-term available-for-sale investments was approximately 14 months. The Company’s long-term available-for-sale investments at December 31, 2003 include

CITRIX SYSTEMS. INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (As restated)

$267.2 million of investments with original contractual maturities ranging from one to five years and $18.0 million of investments with original contractual maturities ranging from five to 10 years. The average remaining maturities of the Company’s short and long-term available-for-sale investments at December 31, 2003 was five and 33 months, respectively. In addition, included in short-term available-for-sale investments are auction rate securities owned by the Company that generally reset every seven to 28 days. The Company also owns $0.3 million in equity investments not due at a single maturity date classified as long-term investments.

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

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31,
	2003	2002
	(In thousands)
Accounts payable	$14,992	$11,913
Accrued compensation and employee benefits	25,528	19,200
Accrued cooperative advertising and marketing programs	9,964	11,872
Accrued taxes	37,253	20,543
Other	33,906	29,398

	$121,643	$92,926

7. EMPLOYEE STOCK COMPENSATION AND BENEFIT PLANS

Stock Compensation Plans

As of December 31, 2003, the Company has four stock-based compensation plans, which are described below. The Company grants stock options for a fixed number of shares to employees with an exercise price equal to or above the market value of the shares at the date of grant. As mentioned in Note 2, the Company applies the intrinsic value method under APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock plans and its stock purchase plan. However, the impact on the Company’s financial statements from the use of options is reflected in the calculation of earnings per share in the form of dilution (see Note 15).

Fixed Stock Option Plans

The Company’s Amended and Restated 1995 Stock Plan (the “1995 Plan”) was originally adopted by the Board on September 28, 1995 and approved by the Company’s stockholders in October 1995. Under the terms of the 1995 Plan, the Company is authorized to grant incentive stock options (“ISOs”) and non- qualified stock options (“NSOs”), make stock awards and provide the opportunity to purchase stock to employees, directors and officers and consultants of the Company. The 1995 Plan, as amended, provides for the issuance of a maximum of 69,945,623 (as adjusted for stock splits) shares of Common Stock, plus, effective January 1, 2001 and each year thereafter, a number of shares of Common Stock equal to 5% of the total number of shares of Common Stock issued and outstanding as of December 31 of the preceding year. Under the 1995 Plan, a maximum of 60,000,000 ISOs may be granted and ISOs must be granted at exercise prices no less than fair market value at the date of grant, except for ISOs granted to employees who own more than 10% of the Company’s combined voting power, for which the exercise prices will be no less than 110% of the market value at the date of grant. NSOs, stock awards or stock purchases may be granted or authorized, as applicable, at prices no less than the minimum legal consideration required. Under the 1995 Plan, as amended, ISOs must be granted at exercise prices no less than market value at the date of grant; provided, however, that if an NSO is expressly granted in lieu of a reasonable amount of salary or cash

CITRIX SYSTEMS. INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (As restated)

bonus, the exercise price may be equal to or greater than 85% of the fair market value at the date of such grant. ISOs and NSOs expire ten years from the date of grant. All options are exercisable upon vesting. The options typically vest over four years at a rate of 25% of the shares underlying the option one year from the date of grant and at a rate of 2.08% monthly thereafter.

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

A summary of the status and activity of the Company’s fixed stock option plans is as follows:

	Year Ended December 31,
	2003		2002		2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	41,220,517	$24.51	39,596,278	$28.92	43,288,840	$25.67
Granted at market value	5,574,808	16.19	9,274,497	9.98	8,351,092	30.68
Granted above market value	348,500	12.00	355,626	17.92	—	—
Exercised	(4,722,911)	11.64	(550,791)	6.12	(8,545,575)	13.27
Forfeited	(4,199,324)	28.14	(7,455,093)	30.86	(3,498,079)	31.06

Outstanding at end of year	38,221,590	24.56	41,220,517	24.51	39,596,278	28.92

Options exercisable at end of year	25,044,225	28.76	24,101,550	27.01	18,140,094	26.02

Weighted-average fair value of options granted during the year at market value		$8.68		$5.80		$16.63
Weighted-average fair value of options granted during the year above market value		6.71		8.57		—

CITRIX SYSTEMS. INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (As restated)

Information about stock options outstanding as of December 31, 2003 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding at December 31, 2003	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable at December 31, 2003	Weighted Average Exercise Price
$ 2.49 to $ 8.27	4,018,032	8.05	$5.65	1,188,138	$5.48
$ 8.32 to $ 12.00	3,835,865	7.58	$10.91	1,513,146	$9.57
$12.25 to $ 15.25	3,625,892	7.38	$14.37	1,563,896	$14.45
$15.34 to $ 16.94	4,020,721	5.91	$15.95	3,428,787	$15.94
$17.39 to $ 19.66	3,884,586	7.57	$18.54	1,630,491	$19.19
$19.69 to $ 24.19	4,287,845	6.85	$22.17	2,957,337	$22.24
$24.38 to $ 25.44	4,392,444	5.63	$25.20	4,330,826	$25.21
$25.55 to $ 35.01	3,370,392	6.14	$29.58	2,872,925	$29.61
$35.49 to $ 48.44	3,588,967	7.14	$38.08	2,527,689	$39.17
$53.38 to $104.00	3,196,846	5.86	$76.27	3,030,990	$76.42

	38,221,590	6.81	$24.56	25,044,225	$28.76

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

Benefit Plan

The Company maintains a 401(k) benefit plan (the “Plan”) allowing eligible U.S.-based employees to contribute up to 60% of their annual compensation, limited to an annual maximum amount as set periodically by the Internal Revenue Service. The Company, at its discretion, may contribute up to $0.50 of each dollar of employee contribution, limited to a maximum of 6% of the employee’s annual compensation. The Company’s matching contributions for 2003, 2002 and 2001 were $2.0 million, $2.0 million and $1.8 million, respectively. The Company’s contributions vest over a four-year period at 25% per year.

8. CAPITAL STOCK

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

CITRIX SYSTEMS. INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (As restated)

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

9. CONVERTIBLE SUBORDINATED DEBENTURES

In March 1999, the Company sold $850 million principal amount at maturity of its zero coupon convertible subordinated debentures (the “Debentures”) due March 22, 2019, in a private placement. The Debentures were priced with a yield to maturity of 5.25% and resulted in net proceeds to the Company of approximately $291.9 million, net of original issue discount and net of debt issuance costs of $9.6 million. Except under limited circumstances, no interest will be paid on the Debentures prior to maturity. The Debentures are convertible at the option of the security holder at any time on or before the maturity date at a conversion rate of 14.0612 shares of the Company’s Common Stock for each $1,000 principal amount at maturity of Debentures, subject to adjustment in certain events. The Company could redeem the Debentures on or after March 22, 2004. Holders could require the Company to repurchase the Debentures, on fixed dates and at set redemption prices (equal to the issue price plus accrued original issue discount), beginning on March 22, 2004. In October 2000, the Board of Directors approved a program authorizing the Company to repurchase up to $25 million of the Debentures in open market purchases. Additionally, in April 2002, the Board of Directors granted additional authority of $100 million to the Company to repurchase Debentures through private transactions, bringing the total repurchase authority to $125 million. The Board of Directors’ authorization to repurchase the Debentures allows the Company to repurchase Debentures when market conditions are favorable. As of December 31, 2003, 76,000 units of the Company’s Debentures representing $76.0 million in principal amount at maturity, have been repurchased under these programs for $29.9 million. During 2002, the Company early adopted the provisions of SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections, and accordingly, the Company recorded a gain of approximately $1.6 million during 2002 as a result of Debenture repurchases since the date of adoption and is reflected in general and administrative expenses in the accompanying consolidated income statements. During February 2004 the Company notified holders of the debentures of its intent to redeem all of the outstanding Debentures. For more information see Note 18.

10. FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair value due to the short maturity of these items. The Company’s investments classified as available-for-sale securities are carried at

CITRIX SYSTEMS. INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (As restated)

fair value on the accompanying consolidated balance sheets based primarily on quoted market prices for such financial instruments. The aggregate fair value of the Company’s available-for-sale investments was $512.4 million and $456.4 million at December 31, 2003 and 2002, respectively. The Company’s held-to-maturity investments had a carrying value of $192.5 million and $180.4 million at December 31, 2003 and 2002, respectively, and an aggregate fair value of $194.5 million and $180.2 million at December 31, 2003 and 2002, respectively, based on dealer quotation. The carrying amount of the Company’s Debentures at December 31, 2003 and 2002 were approximately $351.4 million and $333.5 million, respectively. The fair value of the Debentures, based on the quoted market price as of December 31, 2003 and 2002 were approximately $355.9 million and $334.0 million, respectively.

11. COMMITMENTS AND CONTINGENCIES

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

	Operating Leases	Sublease Income
	(In thousands)
Years ending December 31,
2004	$17,514	$2,408
2005	15,969	732
2006	15,877	398
2007	12,854	316
2008	10,575	306
Thereafter	42,676	—

	$115,465	$4,160

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

The synthetic lease includes certain financial covenants including a requirement for the Company to maintain a pledged balance of approximately $62.8 million in cash and/or investment securities as collateral, which is classified as restricted cash equivalents and investments in the accompanying consolidated balance sheets. The Company maintains the ability to manage the composition of the restricted cash equivalents and investments within certain limits and to withdraw and use excess investment earnings from the pledged collateral for operating purposes. Additionally, the Company must maintain a minimum net cash and investment balance, less the Company’s Debentures, collateralized investments and equity investments, of $100.0 million, as of the end of each fiscal quarter. As of December 31, 2003, the Company had approximately $300.1 million in cash and investments in

CITRIX SYSTEMS. INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (As restated)

excess of those required levels. The synthetic lease includes non-financial covenants, including the maintenance of the properties and adequate insurance, prompt delivery of financial statements to the lender of the lessor and prompt payment of taxes associated with the properties. As of December 31, 2003, the Company was in compliance with all material provisions of the arrangement.

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

CITRIX SYSTEMS. INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (As restated)

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

13. GEOGRAPHIC INFORMATION AND SIGNIFICANT CUSTOMERS

The Company operates in a single market consisting of the design, development, marketing, sales and support of access infrastructure software and services for enterprise applications. The Company’s revenues are derived from sales in the Americas, EMEA and Asia-Pacific regions. These three geographic regions constitute the Company’s reportable segments.

The Company does not engage in intercompany revenue transfers between segments. The Company’s management evaluates performance based primarily on revenues in the geographic locations in which the Company operates. Segment profit for each

CITRIX SYSTEMS. INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (As restated)

segment includes certain sales, marketing, general and administrative expenses directly attributable to the segment and excludes certain expenses that are managed outside the reportable segments. Costs excluded from segment profit primarily consist of research and development costs, amortization of core and product technology and other intangible assets, interest, corporate expenses and income taxes, as well as, non-recurring charges for in-process research and development. Corporate expenses are comprised primarily of corporate marketing costs, operations and certain general and administrative expenses, which are separately managed. Accounting policies of the segments are the same as the Company’s consolidated accounting policies.

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

To purchase certain investments during 2002, the Company initiated an inter-segment loan whereby the Americas transferred approximately $134 million to EMEA. This loan was repaid during early 2003. The increase in the Americas identifiable assets and decrease in EMEA’s identifiable assets is primarily the result of this loan repayment.

CITRIX SYSTEMS. INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (As restated)

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

14. DERIVATIVE FINANCIAL INSTRUMENTS

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

CITRIX SYSTEMS. INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (As restated)

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

At December 31, 2003 and 2002, the Company has pledged approximately $83.6 million and $109.3 million, respectively of investment securities as collateral for its credit default contracts and certain of its interests rate swaps, which is included in restricted cash equivalents and investments in the accompanying consolidated balance sheet. The Company maintains the ability to manage the composition of the pledged investments within certain limits and to withdraw and use excess investment earnings from restricted collateral for operating purposes. As of December 31, 2003 and 2002, the Company had $12.8 million and $6.3 million of derivative assets, respectively, and $9.4 million and $6.2 million of derivative liabilities, respectively, representing the fair values of the Company’s outstanding derivative instruments, which are recorded in other current assets, other assets and accrued expenses in the accompanying consolidated balance sheets. The change in derivatives recognized in other comprehensive income includes unrealized gains (losses) that arose from changes in market value of derivatives that were held during the period, and gains (losses) that were previously unrealized, but have been recognized in current period net income due to termination or maturities of derivative contracts. This reclassification has no effect on total comprehensive income or stockholders’ equity. The following table presents these components of other comprehensive income, net of tax for the Company’s derivative instruments (in thousands):

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

CITRIX SYSTEMS. INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (As restated)

16. RECENT ACCOUNTING PRONOUNCEMENTS

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

17. LEGAL MATTERS

The Company is a defendant in various litigation matters generally arising out of the normal course of business. Although it is difficult to predict the ultimate outcome of these cases, management believes, based on discussions with counsel, that any ultimate liability would not materially affect the Company’s business, financial position, result of operations or cash flows.

18. SUBSEQUENT EVENTS

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

CITRIX SYSTEMS. INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (As restated)

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

	Preliminary Purchase Price Allocation	Asset Life
Net assets acquired	$4,000	N/A
Intangible assets	49,000	2-7 years Expected to be expensed in 2004
Purchased in-process research and development	20,000
Goodwill	162,000	Indefinite

Total purchase consideration, including direct transaction costs	$235,000

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

SUPPLEMENTAL FINANCIAL INFORMATION

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

EXPLANATORY NOTE

The Company reclassified the amortization of core and product technology previously classified as an operating expense to a component of cost of revenues in the accompanying unaudited condensed consolidated interim statements of income. The 2003 and 2002 consolidated statements of income were adjusted to reflect the impact of this change in classification.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(In thousands, except per share amounts)
2003
Net revenues	$143,491	$143,049	$144,341	$157,744	$588,625
Gross margin	135,886	135,376	136,190	150,101	557,553
Income from operations	37,928	35,498	38,716	42,247	154,389
Net income	30,329	29,344	30,995	36,275	126,943
Basic earnings per common share	0.18	0.18	0.19	0.22	0.77
Diluted earnings per common share	0.18	0.17	0.18	0.21	0.74
2002
Net revenues	$142,310	$117,456	$118,898	$148,784	$527,448
Gross margin	134,341	110,208	112,005	141,053	497,607
Income from operations	30,942	10,276	17,368	45,274	103,860
Net income	26,689	10,849	16,815	39,567	93,920
Basic earnings per common share	0.14	0.06	0.10	0.23	0.53
Diluted earnings per common share	0.14	0.06	0.10	0.23	0.52	(a)

(a)	The sum of the quarterly earnings per share amounts do not add to the annual earnings per share amount due to the weighting of common and common equivalent shares outstanding during each of the respective periods.

CITRIX SYSTEMS, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

	Beginning of Period	Charged (Credited) to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period
	(In thousands)
2003
Deducted from asset accounts:
Allowance for doubtful accounts	$6,050	$522	$—		$3,208	(2)	$3,364
Allowance for returns	10,488	—	3,825	(1)	11,312	(4)	3,001
Allowance for inventory obsolescence	504	(4)	—		371		129
Valuation allowance for deferred tax assets	—	2,145	—		—		2,145
2002
Deducted from asset accounts:
Allowance for doubtful accounts	$3,726	$3,486	$—		$1,162	(2)	$6,050
Allowance for returns	8,343	—	25,282	(1)	23,137	(4)	10,488
Allowance for inventory obsolescence	1,570	1,407	—		2,473		504
2001
Deducted from asset accounts:
Allowance for doubtful accounts	$1,431	$2,784	$2,483	(3)	$2,972	(2)	$3,726
Allowance for returns	9,170	—	22,533	(1)	23,360	(4)	8,343
Allowance for inventory obsolescence	722	2,292	—		1,444		1,570

(1)	Netted against revenues.
(2)	Uncollectible accounts written off, net of recoveries.
(3)	Addition from the Sequoia acquisition.
(4)	Credits issued for stock balancing rights.

EXHIBIT INDEX

Exhibit No.	Description
2.1(1)	Asset Purchase Agreement dated February 15, 2000 by and among the Company, Innovex Group, Inc. and certain stockholders of Innovex

2.2(7)	Agreement and Plan of Merger, dated as of March 20, 2001, by and among Citrix Systems, Inc., Soundgarden Acquisition Corp. and Sequoia Software Corporation

2.3(13)	Agreement and Plan of Merger Dated December 18, 2003 by and among Citrix Systems, Inc., EAC Acquisition Corporation, Expertcity.com, Inc., Edward G. Sim and Andreas von Blottnitz.

3.1(2)	Amended and Restated Certificate of Incorporation of the Company

3.2(2)	Amended and Restated By-laws of the Company

3.3(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation

4.1(2)	Specimen certificate representing the Common Stock

4.2(4)	Indenture by and between the Company and State Street Bank and Trust Company as Trustee dated as of March 22, 1999, including the form of Debenture.

4.3(4)	Form of Debenture (included in Exhibit 4.2).

4.3(4)	Registration Rights Agreement by and between the Company and Credit Suisse First Boston Corporation dated as of March 22, 1999.

10.1(14)*	Fourth Amended and Restated 1995 Stock Plan

10.2 (9)*	Second Amended and Restated 1995 Non-Employee Director Stock Option Plan

10.3 (11)*	Third Amended and Restated 1995 Employee Stock Purchase Plan

10.4 (12)*	Second Amended and Restated 2000 Director and Officer Stock Option and Incentive Plan

10.15(5)	License, Development and Marketing Agreement dated May 9, 1997 between the Company and Microsoft Corporation

10.16(6)	Amendment No. 1 to License, Development and Marketing Agreement dated May 9, 1997 between the Company and Microsoft Corporation

10.17(9)	Microsoft Master Source Code Agreement by and between the Company and Microsoft, dated May 15, 2002

10.18(9)	License Form by and between the Company and Microsoft Corporation, dated May 15, 2002 (with certain information omitted pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission)

10.19(10)	Amendment No. 1 dated April 21, 2003 to the License Form by and between the Company and Microsoft Corporation dated May 15, 2002 (with certain information omitted pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission)

10.20(9)	Participation Agreement dated as of April 23, 2002, by and among Citrix Systems, Inc., Citrix Capital Corp., Selco Service Corporation and Key Corporate Capital, Inc. (the “Participation Agreement”) (with certain information omitted pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission)

10.21(9)	Amendment No. 1 to Participation Agreement dated as of June 17, 2002 (with certain information omitted pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission)

10.22(9)	Master Lease dated as of April 23, 2002 by and between Citrix Systems, Inc. and Selco Service Corporation (with certain information omitted pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission)

21.1(14)	List of Subsidiaries

23.1	Consent of Ernst & Young LLP

24.1	Power of Attorney (Included in signature page)

31.1	Rule 13a-14(a) / 15d-14(a) Certification

31.2	Rule 13a-14(a) / 15d-14(a) Certification

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or any compensatory plan, contract or arrangement.
(1)	Incorporated herein by reference to Exhibit 2.3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.
(2)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 33-98542), as amended.
(3)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
(4)	Incorporated herein by reference to exhibits of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.
(5)	Incorporated herein by reference to Exhibit 10 of the Company’s Current Report on Form 8-K dated as of May 9, 1997.
(6)	Incorporated herein by reference to Exhibit 10 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.
(7)	Incorporated by reference herein to Exhibit 2 of the Company’s Schedule 13D Report dated as of March 28, 2001.
(8)	Incorporated by reference herein to exhibits of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.
(9)	Incorporated by reference herein to exhibits of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
(10)	Incorporated by reference herein to exhibits of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
(11)	Incorporated by reference herein to exhibits of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.
(12)	Incorporated by reference herein to exhibits of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
(13)	Incorporated herein by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated as of December 30, 2003.
(14)	Previously filed.