Form 10-Q/A
period 2004-03-31
CITRIX SYSTEMS INC
filed 2005-03-07
CIK 877890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 1

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

EXPLANATORY NOTE

Citrix Systems, Inc. (the “Company”) is filing this Amendment No. 1 to its Form 10-Q for the quarter ended March 31, 2004 (the “2004 First Quarter 10-Q”), which was originally filed on May 7, 2004, to restate its condensed consolidated balance sheets as of March 31, 2004 and December 31, 2003, its condensed consolidated statements of cash flows for the three months ended March 31, 2004 and 2003 and the related disclosures.

This Amendment No. 1 is being filed to address comments from the staff (the “Staff”) of the Securities and Exchange Commission (the “SEC”) in connection with the Staff’s normal periodic review of the Company’s filings. As a result of the review, the Company is restating the accompanying March 31, 2004 and December 31, 2003 condensed consolidated balance sheets to correct an error in the classification of the portion of the Company’s cash equivalents and investments that are pledged as collateral under the Company’s synthetic lease arrangement, credit default contracts and interest rate swaps to classify such assets separately as restricted cash equivalents and investments. In its filings with the SEC, the Company has disclosed in narrative form the specific amounts pledged under its synthetic lease arrangement, credit default contracts and interest rate swaps from the inception of each arrangement and is now separately classifying the aggregate amounts pledged as long-term restricted cash equivalents and investments in its condensed consolidated balance sheets. Please refer to Note 1 to the accompanying condensed consolidated financial statements for additional information.

The Company has also made certain balance sheet, income statement and cash flow reclassifications. The Company reclassified investments in auction rate securities that were previously classified as cash equivalents in the accompanying March 31, 2004 and December 31, 2003 condensed consolidated balance sheets to short-term investments. The condensed consolidated statements of cash flows for the three months ended March 31, 2004 and 2003 were adjusted to reflect the impact of the reclassification. The Company also reclassified the amortization of core and product technology previously classified as an operating expense to a component of cost of revenues in the accompanying condensed consolidated statements of income. The condensed consolidated statements of income for the three months ended March 31, 2004 and 2003 were adjusted to reflect the impact of this change in classification. Additionally, the Company reclassified certain items in its condensed consolidated statement of cash flows to separately present investing cash flows for available-for-sale investments and held-to-maturity investments and to separately present investing cash flows from sales of investments and maturities of investments. Please refer to Note 1 to the accompanying condensed consolidated financial statements for additional information on the reclassifications.

This Amendment No. 1 does not result in a change in the Company’s previously reported revenues, net income, earnings per share, cash flow from operations, total assets or total cash and investments shown in its condensed consolidated financial statements. Further, except as discussed above, the Company has not modified or updated disclosures presented in the 2004 First Quarter 10-Q in this Form 10-Q/A, except as required to reflect the effects of the items discussed above. For the convenience of the reader, this Form 10-Q/A sets forth the complete text of the originally filed 2004 First Quarter 10-Q rather than just the amended portions thereof. Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of the 2004 First Quarter 10-Q or modify or update those disclosures affected by subsequent events. Information not affected by these restatements and reclassifications are unchanged and reflects the disclosures made at the time of the original filing of the 2004 First Quarter 10-Q on May 7, 2004. Events occurring after the filing of the 2004 First Quarter 10-Q or other disclosures necessary to reflect subsequent events have been or will be addressed in the Company’s original Quarterly Reports on Form 10-Q for the quarterly periods ending June 30, 2004 and September 30, 2004 or amended Quarterly Reports on Form 10-Q/A for such quarterly periods, which are being filed concurrently with the filing of this Form 10-Q/A, and any reports filed with the SEC subsequent to the date of this filing.

This Form 10-Q/A should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the 2004 First Quarter 10-Q, including any amendments to those filings. The following items have been amended as a result of the restatements and reclassifications described above:

•	Part I – Item 1- Financial Information

•	Part I - Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part I – Item 4 – Controls and Procedures

•	Part II – Item 6 – Exhibits

CITRIX SYSTEMS, INC.

Form 10-Q/A

For the Quarterly Period Ended March 31, 2004

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Citrix Systems, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2004	December 31, 2003
	(As restated)	(As restated)
	(In thousands, except par value)
Assets
Current assets:
Cash and cash equivalents	$131,561	$182,969
Short-term investments	74,668	385,431
Accounts receivable, net of allowances of $7,840 and $6,365 at March 31, 2004 and December 31, 2003, respectively	67,646	87,464
Prepaid expenses and other current assets	39,587	58,167
Current portion of deferred tax assets	51,825	51,540

Total current assets	365,287	765,571
Restricted cash equivalents and investments	149,387	146,460
Long-term investments	180,532	183,411
Property and equipment, net	67,026	65,837
Goodwill, net	313,584	152,364
Other intangible assets, net	68,403	21,300
Long-term portion of deferred tax assets	—	3,168
Other assets	7,330	6,828

	$1,151,549	$1,344,939

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$106,742	$114,456
Current portion of deferred revenues	172,707	152,938
Convertible subordinated debentures	—	351,423

Total current liabilities	279,449	618,817
Long-term portion of deferred revenues	10,973	12,137
Other liabilities	15,300	7,187

Commitments and contingencies

Stockholders’ equity:
Preferred stock at $.01 par value: 5,000 shares authorized, none issued and outstanding	—	—
Common stock at $.001 par value: 1,000,000 shares authorized; 208,928 and 202,622 issued at March 31, 2004 and December 31, 2003, respectively	209	203
Additional paid-in capital	847,150	700,111
Retained earnings	656,065	646,740
Accumulated other comprehensive income	5,347	7,810

	1,508,771	1,354,864
Less— common stock in treasury, at cost (38,860 and 38,150 shares at March 31, 2004 and December 31, 2003, respectively)	(662,944)	(648,066)

Total stockholders’ equity	845,827	706,798

	$1,151,549	$1,344,939

See accompanying notes

Citrix Systems, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended March 31,
	2004	2003
	(In thousands, except per share information)
Revenues:
Software licenses	$87,426	$96,874
Software license updates	58,897	35,240
Services	14,987	11,377

Total net revenues	161,310	143,491
Cost of revenues:
Cost of software license revenues	1,413	3,293
Cost of services revenues	2,823	1,438
Amortization of core and product technology	3,034	2,874

Total cost of revenues	7,270	7,605

Gross margin	154,040	135,886

Operating expenses:
Research and development	19,038	15,125
Sales, marketing and support	74,128	61,711
General and administrative	24,751	21,022
Amortization of other intangible assets	726	100
In-process research and development	18,700	—

Total operating expenses	137,343	97,958

Income from operations	16,697	37,928
Interest income	5,685	5,663
Interest expense	(4,344)	(4,549)
Write-off of deferred debt issuance costs	(7,219)	—
Other income, net	985	346

Income before income taxes	11,804	39,388
Income taxes	2,479	9,059

Net income	$9,325	$30,329

Earnings share:
Basic	$0.06	$0.18

Diluted	$0.05	$0.18

Weighted average shares outstanding:
Basic	166,457	167,300

Diluted	172,584	170,402

See accompanying notes

Citrix Systems, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2004	2003
	(As restated)	(As restated)
	(In thousands)
OPERATING ACTIVITIES
Net income	$9,325	$30,329
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	3,760	2,974
Depreciation and amortization of property and equipment	4,895	7,178
Write-off of deferred debt issuance costs	7,219	—
Realized (gain) loss on investments	(548)	47
In-process research and development	18,700	—
Provision for doubtful accounts	798	625
Provision for (recovery of) product returns	1,828	(451)
Provision for inventory reserves	402	199
Tax benefit related to the exercise of non-statutory stock options and disqualifying dispositions of incentive stock options	3,953	2,745
Accretion of original issue discount and amortization of financing cost	4,318	4,545

Total adjustments to reconcile net income to net cash provided by operating activities	45,325	17,862
Changes in operating assets and liabilities, net of the effects of acquisition:
Accounts receivable	20,047	564
Prepaid expenses and other current assets	7,879	4,508
Other assets	(454)	1,174
Deferred tax assets	19	358
Accounts payable and accrued expenses	(18,966)	(2,748)
Deferred revenues	13,605	6,707
Other liabilities	1,186	655

Total changes in operating assets and liabilities	23,316	11,218

Net cash provided by operating activities	77,966	59,409

INVESTING ACTIVITIES
Purchases of investments	(21,894)	(53,080)
Proceeds from sales of available-for-sale investments	128,422	7,667
Proceeds from maturities of available-for-sale investments	10,514	43,333
Proceeds from maturities of held-to-maturities investments	195,350	—
Purchases of property and equipment	(4,150)	(1,402)
Cash paid for licensing agreement	(1,442)	(372)
Cash paid for acquisitions, net of cash acquired	(90,750)	—

Net cash provided by (used in) investing activities	216,050	(3,854)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	10,235	4,409
Cash paid under stock repurchase programs	—	(60,170)
Cash paid to redeem convertible subordinated debentures	(355,659)	—
Proceeds from sale of put warrants	—	655
Other	—	(5)

Net cash used in financing activities	(345,424)	(55,111)

Change in cash and cash equivalents	(51,408)	444
Cash and cash equivalents at beginning of period	182,969	82,350

Cash and cash equivalents at end of period	$131,561	$82,794

Supplemental non-cash investing activity: Increase in restricted cash equivalents and investments	$2,927	$98

See accompanying notes

Citrix Systems, Inc.

Notes to Condensed Consolidated Financial Statements (As restated)

(Unaudited)

March 31, 2004

1. BASIS OF PRESENTATION

The Company recently reviewed its financial statement presentation and disclosure in response to comments received from the staff of the Securities and Exchange Commission (the “SEC”) in a normal periodic review of the Company’s filings. As a result, the Company is restating its accompanying March 31, 2004 and December 31, 2003 condensed consolidated balance sheets to correct an error in the classification of the portion of the Company’s cash equivalents and investments pledged as collateral under the Company’s synthetic lease arrangement, credit default contracts and interest rate swaps to classify such assets separately as restricted cash equivalents and investments. In its filings with the SEC, the Company has disclosed in narrative form the specific amounts pledged under its synthetic lease arrangement, credit default contracts and interest rate swaps from the inception of each arrangement and is now separately classifying the aggregate amounts pledged as long-term restricted cash equivalents and investments in its condensed consolidated balance sheets. The condensed consolidated statements of cash flows for the three months ended March 31, 2004 and 2003 were restated to reflect the impact of the change.

In addition, certain reclassifications of items in the prior periods’ financial statements have been made to conform to the current period’s presentation. The Company reclassified investments in auction rate securities previously classified as cash and cash equivalents to short-term investments. Also, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 95, Statement of Cash Flows, the Company reclassified certain items in its condensed consolidated statements of cash flows to separately present investing cash flows for available-for-sale investments and held-to-maturity investments and to separately present investing cash flows from sales of investments and maturities of investments. The accompanying condensed consolidated balance sheets and statements of cash flows for all periods presented were adjusted to reflect the reclassification of these items.

The Company also reclassified the amortization of core and product technology previously classified as an operating expense to a component of cost of revenues in the accompanying condensed consolidated statements of income.

The changes to the Company’s presentation described above do not change the Company’s total cash and investments and have no impact on operating cash flows, total assets, net revenues or net income. All such changes have been consistently applied to all periods presented and a comparison of the amounts previously reported to the adjusted amounts presented in this Quarterly Report on Form 10-Q/A (in thousands):

	March 31, 2004		December 31, 2003
	As Reported	As Adjusted	As Reported	As Adjusted
Condensed Consolidated Balance Sheet Information
Cash and cash equivalents	$201,102	$131,561	$359,343	$182,969
Short-term investments	50,091	74,668	252,971	385,431
Total current assets	410,251	365,287	809,485	765,571
Restricted cash equivalents and investments	—	149,387	—	146,460
Long-term investments	284,955	180,532	285,957	183,411

	For the Three Months Ended March 31,
	2004		2003
	As Reported	As Adjusted	As Reported	As Adjusted
Condensed Consolidated Statements of Cash Flow Information
Net income	$9,325	$9,325	$30,329	$30,329
Net cash provided by operating activities	77,966	77,966	59,409	59,409
Cash flows from investing activities:
Purchases of investments	(9,085)	(21,894)	(40,255)	(53,080)
Proceeds from sales and maturities of investments	214,644	—	46,850	—
Proceeds from sales of available-for-sale investments	—	128,422	—	7,667
Proceeds from maturities of available-for-sale investments	—	10,514	—	43,333
Proceeds from maturity of held-to-maturity investments	—	195,350	—	—
Net cash provided by (used in) investing activities	109,217	216,050	4,821	(3,854)
Net cash used in financing activities	(345,424)	(345,424)	(55,111)	(55,111)
Change in cash and cash equivalents	(158,241)	(51,408)	9,119	444
Cash and cash equivalents at beginning of year	359,343	182,969	142,700	82,350
Cash and cash equivalents at end of year	201,102	131,561	151,819	82,794

Citrix Systems, Inc.

Notes to Condensed Consolidated Financial Statements (As restated)

(Unaudited)

March 31, 2004

	For the Three Months Ended March 31,
	2004		2003
	As Reported	As Adjusted	As Reported	As Adjusted
Condensed Consolidated Income Statement Information
Net revenues	$161,310	$161,310	$143,491	$143,491
Total cost of revenues	4,236	7,270	4,731	7,605
Gross margin	157,074	154,040	138,760	135,886
Total operating expenses	140,377	137,343	100,832	97,958
Net income	9,325	9,325	30,329	30,329

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments, which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown, are of a normal recurring nature and have been reflected in the unaudited condensed consolidated financial statements. The results of operations for the periods presented are not necessarily indicative of the results expected for the full year or for any future period. The information included in these unaudited condensed consolidated financial statements should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this report and the consolidated financial statements and accompanying notes included in the Citrix Systems, Inc. (the “Company”) Form 10-K for the year ended December 31, 2003, as amended.

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

Restricted Cash Equivalents and Investments

Restricted cash equivalents and investments at March 31, 2004 and December 31, 2003 include approximately $62.8 million in investment securities and cash equivalents that were pledged as collateral for specified obligations under the Company’s synthetic lease arrangement. In addition, at March 31, 2004 and December 31, 2003 approximately $86.6 million and $83.6 million, respectively, in investment securities were pledged as collateral for certain of the Company’s credit default contracts and interest rate swaps. The Company maintains the ability to manage the composition of the restricted investments within certain limits and to withdraw and use excess investment earnings from the restricted collateral for operating purposes. For further information, see Notes 8 and 13.

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

Citrix Systems, Inc.

Notes to Condensed Consolidated Financial Statements (As restated)

(Unaudited)

March 31, 2004

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

Citrix Systems, Inc.

Notes to Condensed Consolidated Financial Statements (As restated)

(Unaudited)

March 31, 2004

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

Citrix Systems, Inc.

Notes to Condensed Consolidated Financial Statements (As restated)

(Unaudited)

March 31, 2004

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

Citrix Systems, Inc.

Notes to Condensed Consolidated Financial Statements (As restated)

(Unaudited)

March 31, 2004

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

Citrix Systems, Inc.

Notes to Condensed Consolidated Financial Statements (As restated)

(Unaudited)

March 31, 2004

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

Citrix Systems, Inc.

Notes to Condensed Consolidated Financial Statements (As restated)

(Unaudited)

March 31, 2004

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

The Company does not engage in intercompany revenue transfers between segments. The Company’s management evaluates performance based primarily on revenues in the geographic locations in which the Company operates and separately evaluates revenues from the Citrix Online Division. Segment profit for each segment includes certain sales, marketing, research and development, general and administrative expenses directly attributable to the segment and excludes certain expenses that are managed outside the reportable segments. Costs excluded from segment profit primarily consist of research and development costs associated with the MetaFrame Access Suite products, amortization of core and product technology and other intangible assets, interest, corporate expenses and income taxes. Corporate expenses are comprised primarily of corporate marketing costs, operations and certain general and administrative expenses, which are separately managed. Accounting policies of the segments are the same as the Company’s consolidated accounting policies.

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

Citrix Systems, Inc.

Notes to Condensed Consolidated Financial Statements (As restated)

(Unaudited)

March 31, 2004

Identifiable assets classified by the Company’s four reportable segments are shown below.

	March 31, 2004	December 31, 2003
	(In thousands)
Identifiable assets:
Americas	$499,711	$975,054
EMEA	392,886	328,689
Asia-Pacific	36,902	41,196
Citrix Online Division	222,050	—

Total identifiable assets	$1,151,549	$1,344,939

8. Derivative Financial Instruments

Cash Flow Hedges. At March 31, 2004 and December 31, 2003, the Company had in place foreign currency forward sale contracts with a notional amount of $47.7 million and $37.2 million, respectively, and foreign currency forward purchase contracts with a notional amount of $165.8 million and $160.9 million, respectively. The fair value of these contracts at March 31, 2004 and December 31, 2003 were assets of $8.8 million and $12.8 million, respectively and liabilities of $3.4 million and $4.9 million, respectively. A substantial portion of the Company’s anticipated overseas expense and capital purchasing activities will be transacted in local currencies. To protect against unanticipated fluctuations in operating expenses and the volatility of future cash flows caused by changes in currency exchange rates, the Company has established a program that uses forward foreign exchange contracts to reduce a portion of its exposure to these potential changes. The terms of these instruments, and the hedging transactions to which they relate, generally do not exceed 12 months. Currencies hedged are Euros, British pounds sterling, Australian dollars, Swiss francs and Japanese yen. There was no material ineffectiveness of the Company’s foreign currency forward contracts for the three months ended March 31, 2004 or 2003.

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

Derivatives Not Designated as Hedges. The Company utilizes credit default contracts for investment purposes that either do not qualify or are not designated for hedge accounting treatment under SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities and its related interpretations. Accordingly, changes in the fair value of these contracts are recorded in other income (expense), net, if any. Under the terms of these contracts, the Company assumes the default risk, above a certain threshold, of a portfolio of specified high credit quality referenced issuers in exchange for a fixed yield that is recorded in interest income. In the event of default by underlying referenced issuers above specified amounts, the Company will pay the counterparty an amount equivalent to its loss, not to exceed the notional value of the contract. The primary risk associated with these contracts is the default risk of the underlying issuers. The risk levels of these instruments are equivalent to “AAA,”, or better, single securities. The purpose of the credit default contracts is to provide additional yield on certain of the Company’s underlying available-for-sale investments.

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

The Company has restricted approximately $86.6 million of investment securities as collateral for its credit default contracts and certain of its interest rate swaps, which is included in restricted cash equivalents and investments in the accompanying condensed consolidated balance sheet. The Company maintains the ability to manage the composition of the pledged investments within certain limits and to withdraw and use excess investment earnings from restricted collateral for operating purposes. As of March 31, 2004, the Company had $8.8 million of derivative assets and $9.3 million of derivative liabilities, representing the fair values of the Company’s outstanding derivative instruments, which are recorded in

Citrix Systems, Inc.

Notes to Condensed Consolidated Financial Statements (As restated)

(Unaudited)

March 31, 2004

other current assets, other assets, accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets. The change in derivatives recognized in other comprehensive income presented in the table below (in thousands) includes unrealized gains (losses) that arose from changes in market value of derivatives that were held during the period, and gains (losses) that were previously unrealized, but have been recognized in current period net income due to termination or maturities of derivative contracts. This reclassification has no effect on total comprehensive income or stockholders’ equity.

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

Citrix Systems, Inc.

Notes to Condensed Consolidated Financial Statements (As restated)

(Unaudited)

March 31, 2004

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

The lease payments vary based on LIBOR plus a margin. If the Company chooses not to purchase the property at the end of the lease term, it has guaranteed a residual value to the lessor of approximately $51.9 million and possession of the buildings will be returned to the lessor. If the fair value of the building were to decline below $51.9 million, the Company would be responsible for the difference under its residual value guarantee, which could have a material adverse effect on the Company’s results of operations and financial condition.

The synthetic lease includes certain financial covenants including a requirement for the Company to maintain a pledged balance of approximately $62.8 million in cash and/or investment securities as collateral, which is classified as restricted cash equivalents and investments in the accompanying condensed consolidated balance sheets. The Company maintains the ability to manage the composition of the restricted investments within certain limits and to withdraw and use excess investment earnings from the restricted collateral for operating purposes. Additionally, the Company must maintain a minimum cash and investment balance of $100.0 million, excluding the Company’s collateralized investments and equity investments, as of the end of each fiscal quarter. As of March 31, 2004, the Company had approximately $286.5 million in cash and investments in excess of those required levels. The synthetic lease includes non-financial covenants including the maintenance of the properties and adequate insurance, prompt delivery of financial statements to the lender of the lessee and prompt payment of taxes associated with the properties. As of March 31, 2004, the Company was in compliance with all material provisions of the arrangement.

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

In the normal course of business, we do not permit product returns, but we do provide most of our distributors and value added resellers with stock balancing and price protection rights. Stock balancing rights permit distributors to return products to us by the forty-fifth day of the fiscal quarter, subject to ordering an equal dollar amount of our other products prior to the last day of the same fiscal quarter. Price protection rights require that we grant retroactive price adjustments for inventories of our products held by distributors or resellers if we lower our prices for such products. We establish provisions for estimated returns for stock balancing and price protection rights, as well as other sales allowances, concurrently with the recognition of revenue. The provisions are established based upon consideration of a variety of factors, including, among other things, recent and historical return rates for both specific products and distributors, estimated distributor inventory levels by product, the impact of any new product releases and projected economic conditions. Actual product returns for stock balancing and price protection provisions incurred are, however, dependent upon future events, including the amount of stock balancing activity by our distributors and the level of distributor inventories at the time of any price adjustments. We continually monitor the factors that influence the pricing of our products and distributor inventory levels and make adjustments to these provisions when we believe actual returns and other allowances could differ from established reserves. Our ability to recognize revenue upon shipment to our distributors is predicated on our ability to reliably estimate future stock balancing returns. If actual experience or changes in market condition impairs our ability to estimate returns, we would be required to defer the recognition of revenue until the delivery of the product to the end-user. Allowances for estimated product returns amounted to approximately $3.1 million at March 31, 2004 and $3.0 million at December 31, 2003. We have not reduced and have no current plans to reduce our prices for inventory currently held by distributors or resellers. Accordingly, there were no reserves required for price protection at March 31, 2004 or December 31, 2003. We record estimated reductions to revenue for customer programs and incentive offerings including volume-based incentives. If market conditions were to decline, we could take actions to increase our customer incentive offerings, which could result in an incremental reduction to our revenue at the time the incentive is offered.

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

The following table presents certain information regarding option exercises and outstanding options held by 2003 Named Executive Officers as of and for the quarter ended March 31, 2004:

	Shares Acquired on Exercise (#)	Value Realized ($)(1)	Number of Securities Underlying Unexercised Options at March 31, 2004 Exercisable/Unexercisable	Values of Unexercised In-the- Money Options at March 31, 2004 ($) Exercisable/Unexercisable (2)
Mark Templeton	—	—	1,936,252 / 191,248	$5,447,294 / $1,310,331
John Burris	—	—	424,074 / 111,676	$694,525 / $ 871,062
Robert Kruger	—	—	237,909 / 166,683	$577,247 / $ 896,830
David Henshall	—	—	0 / 200,000	$0 / $1,452,000
Stefan Sjostrom	—	—	196,928 / 130,322	$401,953 / $ 664,513

(1)	Amounts disclosed in this column were calculated based on the difference between the fair market value of our common stock on the date of exercise and the exercise price of the options in accordance with regulations promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and do not reflect amounts actually received by the named officers.
(2)	Value is based on the difference between the option exercise price and the fair market value at March 31, 2004 ($21.62 per share), multiplied by the number of shares underlying the option.

For further information regarding our stock option plans, see note 2 to our condensed consolidated financial statements.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. We base these estimates on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances, and these estimates form the basis for our judgments concerning the carrying values of assets and liabilities that are not readily apparent from other sources. We periodically evaluate these estimates and judgments based on available information and experience. Actual results could differ from our estimates under different assumptions and conditions. If actual results significantly differ from our estimates, our financial condition and results of operations could be materially impacted. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2003, as amended, for further information regarding our critical accounting policies and estimates.

The notes to the consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2003, as amended, the unaudited interim condensed consolidated financial statements and the related notes to the unaudited interim condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q/A and the factors and events described elsewhere in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including in “Certain Factors Which May Affect Future Results,” contain additional information related to our accounting policies and should be read in conjunction with the following discussion and analysis relating to the individual financial statement captions and our overall financial performance, operations and financial position.

Results of Operations

The following table sets forth our condensed consolidated statements of income data and presentation of that data as a percentage of change from period-to-period.

	Three Months Ended March 31,		Increase/ (decrease) for the Three Months Ended March 31, 2004 vs. March 31, 2003
	2004	2003
Revenues:
Software licenses	$87,426	$96,874	(9.8)%
Software license updates	58,897	35,240	67.1
Services	14,987	11,377	31.7

Total net revenues	161,310	143,491	12.4

Cost of revenues:
Cost of software license revenues	1,413	3,293	(57.1)
Cost of services revenues	2,823	1,438	96.3
Amortization of core and product technology (a)	3,034	2,874	5.6

Total cost of revenues(a)	7,270	7,605	4.4

Gross margin	154,040	135,886	13.4
Operating expenses:
Research and development	19,038	15,125	25.9
Sales, marketing and support	74,128	61,711	20.1
General and administrative	24,751	21,022	17.7
Amortization of other intangible assets(a)	726	100	*
In-process research and development	18,700	—	*

Total operating expenses(a)	137,343	97,958	40.2

Income from operations	16,697	37,928	(56.0)
Interest income	5,685	5,663	0.4
Interest expense	(4,344)	(4,549)	(4.5)
Write-off of deferred debt issuance costs	(7,219)	—	*
Other income, net	985	346	184.7

Income before income taxes	11,804	39,388	(70.0)
Income taxes	2,479	9,059	(72.6)

Net income	$9,325	$30,329	(69.3)%

*	Not meaningful.
(a)	We reclassified the amortization of core and product technology previously classified as an operating expense to a component of cost of revenues. See note 1 to our condensed consolidated financial statements.

Net Revenues. Our operations consist of the design, development, marketing and support of access infrastructure software and services that enable effective and efficient enterprise-wide deployment and management of applications and information.

Net revenues include the following categories: Software Licenses, Software License Updates, and Services. Software Licenses primarily represents fees related to the licensing of our MetaFrame products, additional user licenses and management products (such as load balancing and resource management products). These amounts are reflected net of sales allowances and provisions for stock balancing return rights. The MetaFrame Presentation Server product accounted for approximately 96.3% of our Software License revenue for the three months ended March 31, 2004 and 98.6% of our Software License revenue for the three months ended March 31, 2003. Software License Updates consists of fees related to our Subscription Advantage program that are recognized ratably over the term of the contract, which is typically 12 to 24 months. Subscription Advantage (our terminology for PCS) is an annual renewable program that provides subscribers with automatic delivery of software upgrades, enhancements and maintenance releases when and if they become available during the term of the subscription. Services consist primarily of technical support services and Web-based desktop access services revenue recognized ratably over the contract term, revenue from product training and certification, and consulting services revenue related to implementation of our software products, which are recognized as the services are provided

The $17.8 million increase in net revenues for the three months ended March 31, 2004 compared to the three months ended March 31, 2003 was due primarily to a significant increase in revenues from Software License Updates mainly due to the continued acceptance of our renewable Subscription Advantage program. To a lesser extent the increase was due to an increase in Services revenue due primarily to the Expertcity acquisition. We currently expect Services revenue, which includes revenues from our Citrix Online Division, to increase over the next three months as a result of the acquisition. For more information on segment revenue, see note 7 to our condensed consolidated financial statements. These increases were partially offset by a decrease in revenue from Software Licenses, due primarily to the bundling of Subscription Advantage with the initial purchase of all products and the trend towards larger deals in the enterprise, which typically result in a greater portion of Software Licenses revenue being deferred. We expect to see a moderate increase in Software Licenses revenue during 2004. In addition, we expect Subscription Advantage to continue to be of strategic importance to our business in 2004 because it fosters long-term customer relationships and gives us improved visibility and predictability due to the recurring nature of this revenue stream.

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

Cost of Revenues. Cost of revenues consisted primarily of the amortization of product and core technology, compensation cost and other personnel-related costs of providing services, as well as costs of product media and duplication, manuals, packaging materials, shipping expense, service capacity costs and royalties. The $1.9 million decrease in the cost of software license revenues for the three months ended March 31, 2004 compared to the three months ended March 31, 2003, was due primarily to a decrease in cost of royalties due to the expiration of certain royalty agreements. The $1.4 million increase in cost of services revenues for the three months ended March 31, 2004 compared to the three months ended March 31, 2003, was due primarily to an increase in cost of revenues resulting from the Expertcity acquisition. Amortization of core and product technology remained relatively unchanged for the three months ended March 31, 2004 compared to the three months ended March 31, 2003.

Gross Margin. Gross margin as a percent of revenue was 95.5% for the three months ended March 31, 2004 and 94.7% for the three months ended March 31, 2003. The increase in gross margin is due primarily to the factors mentioned above. We currently anticipate that in the next 12 months, gross margin as a percentage of net revenues will remain relatively unchanged as compared with current levels. However, gross margin could fluctuate from time to time based on a number of factors attributable to the cost of revenues as described above.

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

Amortization of Other Intangible Assets. The modest increase in amortization of other intangible assets for the three months ended March 31, 2004 compared to the three months ended March 31, 2003 was due primarily to the acquisition of certain finite lived intangible assets associated with Expertcity. For more information regarding the Expertcity acquisition see “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Acquisitions” and note 4 to our condensed consolidated financial statements.

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

Liquidity and Capital Resources

EXPLANATORY NOTE

In response to comments received from the staff (the “Staff”) of the Securities and Exchange Commission (the “SEC”) in connection with the Staff’s normal periodic review of our filings, we are restating our accompanying March 31, 2004 and December 31, 2003 condensed consolidated balance sheets to correct an error in the classification of certain cash equivalents and investments that are pledged as collateral under our synthetic lease arrangement, credit default contracts and interest rate swaps to classify such assets separately as restricted cash equivalents and investments. In our filings with the SEC, we previously disclosed in narrative form the specific amounts pledged under our synthetic lease arrangement, credit default contracts and interest rate swaps from the inception of each arrangement and are now separately classifying the aggregate amounts pledged as long-term restricted cash equivalents and investments in our condensed consolidated balance sheets. Please refer to Note 1 to the accompanying condensed consolidated financial statements for additional information.

During the three months ended March 31, 2004, we generated positive operating cash flows of $78.0 million. These cash flows related primarily to net income of $9.3 million, adjusted for, among other things, tax benefits from the exercise of non-statutory stock options and disqualifying dispositions of incentive stock options of $4.0 million, non-cash charges, including depreciation and amortization expenses of $8.7 million, the write-off off in-process research and development associated with the Expertcity acquisition of $18.7 million, the write-off of deferred debt issuance costs on our convertible subordinated debentures of $7.2 million and an aggregate increase in cash flow from our operating assets and liabilities of $23.3 million. Our investing activities provided $216.1 million of cash consisting primarily of the net proceeds, after reinvestment, from sales and maturities of investments of $312.4 million, partially offset cash paid for the Expertcity acquisition, net of cash acquired, of $90.8 million, and the expenditure of $4.2 million for the purchase of property and equipment. Our financing activities used cash of $345.4 million related primarily to our expenditure of $355.7 million to redeem our convertible subordinated debentures.

During the three months ended March 31, 2003, we generated positive operating cash flows of $59.4 million. These cash flows related primarily to net income of $30.3 million, adjusted for, among other things, tax benefits from the exercise of non-statutory stock options and disqualifying dispositions of incentive stock options of $2.7 million, non-cash charges, including depreciation and amortization expenses of $10.2 million, the accretion of original issue discount and amortization of financing costs on our convertible subordinated debentures of $4.5 million and an aggregate increase in cash flow from our operating assets and liabilities of $11.2 million. Our investing activities used $3.9 million of cash consisting primarily of net purchases, after proceeds from sales and maturities, of investments of $2.1 million and the expenditure of $1.4 million for the purchase of property and equipment. Our financing activities used cash of $55.1 million related primarily to the expenditure of $60.2 million for the stock repurchase program, partially offset by the proceeds received from the issuance of common stock under our employee stock compensation plans and the sale of put warrants of $5.1 million.

Cash and Investments

As of March 31, 2004, we had $386.8 million in cash and investments compared to $751.8 million at December 31, 2003. In addition, we had $85.8 million in working capital at March 31, 2004 as compared to $146.8 million at December 31, 2003. The decrease in working capital and cash and investments as compared to December 31, 2003, was due primarily to expenditures related to the Expertcity acquisition and the redemption of our convertible subordinated debentures. See “Liquidity and Capital Resources—Convertible Subordinated Debentures” and note 4 to our condensed consolidated financial statements for further information. We generally invest our cash and cash equivalents in investment grade, highly liquid securities to allow for flexibility in the event of immediate cash needs. Our short and long-term investments primarily consist of interest bearing securities.

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

Restricted Cash Equivalents and Investments

As of March 31, 2004, we had $149.4 million in restricted cash equivalents and investments. Approximately $62.8 million in investment securities and cash equivalents were pledged as collateral for specified obligations under our synthetic lease arrangement and approximately $86.6 million in investment securities were pledged as collateral for certain of our credit default contracts and interest rate swaps. We maintain the ability to manage the composition of the restricted cash equivalents and investments within certain limits and to withdraw and use excess investment earnings from the pledged collateral for operating purposes.

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

The synthetic lease includes certain financial covenants including a requirement for us to maintain a pledged balance of approximately $62.8 million in cash and/or investment securities as collateral, which is classified as restricted cash equivalents and investments in our accompanying condensed consolidated balance sheet. We maintain the ability to manage the composition of the restricted investments within certain limits and to withdraw and use excess investment earnings from the restricted collateral for operating purposes. Additionally, we must maintain a minimum cash and investment balance of $100.0 million, excluding our collateralized investments and equity investments, as of the end of each fiscal quarter. As of March 31, 2004, we had approximately $286.5 million in cash and investments in excess of those required levels. The synthetic lease includes non-financial covenants including the maintenance of the properties and adequate insurance, prompt delivery of financial statements to the lender of the lessee and prompt payment of taxes associated with the properties. As of March 31, 2004, we were in compliance with all material provisions of the arrangement.

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

We provide most of our distributors with stock balancing return rights, which generally permit our distributors to return products to us up to the forty-fifth day of the fiscal quarter, subject to ordering an equal dollar amount of our products prior to the last day of the same fiscal quarter. We also provide price protection rights to most of our distributors. Price protection rights require that we grant retroactive price adjustments for inventories of our products held by distributors if we lower our prices for those products within a specified time period. To cover our exposure to these product returns and price adjustments, we establish reserves based on our evaluation of historical product trends and current marketing plans. However, we cannot assure you that our reserves will be sufficient to cover our future product returns and price adjustments. If we inadequately forecast reserves, our operating results could be adversely affected.

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

General economic and market conditions, and other factors outside our control, could adversely affect our business and impair the value of our investments. Any further downturn in general economic conditions could result in a reduction in demand for our products and services and could harm our business. In addition, an economic downturn could result in an impairment in the value of our investments requiring us to record losses related to such investments. Impairment in the value of these investments may disrupt our ongoing business and distract management. As of March 31, 2004, we had $383.3 million of short and long-term investments, including restricted investments, with various issuers and financial institutions. In many cases we do not attempt to reduce or eliminate our market exposure on these investments and could incur losses related to the impairment of these investments. Fluctuations in economic and market conditions could adversely affect the value of our investments, and we could lose some of our investment portfolio. A total loss of an investment could adversely affect our results of operations and financial condition. For further information on these investments, please refer to “—Liquidity and Capital Resources.”

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

On March 7, 2005, the Company announced that it was restating its consolidated balance sheets and statements of cash flows for fiscal years 2003 and 2002 and for the first three quarters of 2004 to correct the presentation of cash and investments on the Company’s balance sheet. Previously, the Company presented collateral pledged under the Company’s synthetic lease arrangement, credit default contracts and interest rate swaps in cash equivalents, short-term investments and long-term investments. As a result of a normal periodic review of the financial reports of the Company by the staff of the Securities and Exchange Commission, the Company concluded that such pledged collateral should be presented as restricted cash equivalents and investments. In the fourth quarter of 2004, the Company corrected the presentation of cash and investments on its balance sheet. The Company has reflected such correction in its restated condensed consolidated balance sheets as of March 31, 2004 and December 31, 2003 and its condensed consolidated statements of cash flows for the three months ended March 31, 2004 and 2003 presented in this amended Quarterly Report on Form 10-Q/A. Please refer to Note 1 to the accompanying condensed consolidated financial statements for additional information.

As a result of the restatement of its consolidated balance sheets and statements of cash flows, the Company determined that there was a significant deficiency in its internal control over financial reporting as of March 31, 2004 related to the presentation on its balance sheet of collateral pledged under the Company’s synthetic lease arrangement, credit default contracts and interest rate swaps. The Company determined that such significant deficiency did not rise to the level of a material weakness in its internal control over financial reporting. Because the Company corrected its presentation of cash and investments in the fourth quarter of 2004 the Company believes that it corrected this significant deficiency.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 7th day of March 2005.

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