Form 10-Q/A
period 2004-06-30
CITRIX SYSTEMS INC
filed 2005-03-07
CIK 877890

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

EXPLANATORY NOTE

Citrix Systems, Inc. (the “Company”) is filing this Amendment No. 1 to its Form 10-Q for the quarter ended June 30, 2004 (the “2004 Second Quarter 10-Q”), which was originally filed on August 6, 2004, to restate its condensed consolidated balance sheets for the period ended June 30, 2004 and December 31, 2003, its condensed consolidated statements of cash flows for the six months ended June 30, 2004 and 2003 and the related disclosures.

This Amendment No. 1 is being filed to address comments from the staff (the “Staff”) of the Securities and Exchange Commission (the “SEC”) in connection with the Staff’s normal periodic review of the Company’s filings. As a result of the review, the Company is restating the accompanying June 30, 2004 and December 31, 2003 condensed consolidated balance sheets to correct an error in the classification of the portion of the Company’s cash equivalents and investments that are pledged as collateral under the Company’s synthetic lease arrangement, credit default contracts, and interest rate swaps to classify such assets separately as restricted cash equivalents and investments. In its filings with the SEC, the Company has disclosed in narrative form the specific amounts pledged under its synthetic lease arrangement, credit default contracts and interest rate swaps from the inception of each arrangement and is now separately classifying the aggregate amounts pledged as long-term restricted cash equivalents and investments in its condensed consolidated balance sheets. Please refer to Note 1 to the accompanying condensed consolidated financial statements for additional information.

The Company has also made certain balance sheet, income statement and cash flow reclassifications. The Company reclassified investments in auction rate securities that were previously classified as cash equivalents in the accompanying June 30, 2004 and December 31, 2003 condensed consolidated balance sheets to short-term investments. The condensed consolidated statements of cash flows for the six months ended June 30, 2004 and 2003 were adjusted to reflect the impact of the reclassification. The Company also reclassified the amortization of core and product technology previously classified as an operating expense to a component of cost of revenues in the accompanying condensed consolidated income statements. The condensed consolidated statements of income for the three months and six months ended June 30, 2004 and 2003 were adjusted to reflect the impact of this change in classification. Additionally, the Company reclassified certain items in its condensed consolidated statement of cash flows to separately present investing cash flows for available-for-sale investments and held-to-maturity investments and to separately present investing cash flows from sales of investments and maturities of investments. Please refer to Note 1 to the accompanying condensed consolidated financial statements for additional information on the reclassifications.

This Amendment No. 1 does not result in a change in the Company’s previously reported revenues, net income, earnings per share, cash flow from operations, total assets, or total cash and investments shown in its condensed consolidated financial statements. Further, except as discussed above, the Company has not modified or updated disclosures presented in the 2004 Second Quarter 10-Q in this Form 10-Q/A, except as required to reflect the effects of the items discussed above. For the convenience of the reader, this Form 10-Q/A, sets forth the complete text of the originally filed 2004 Second Quarter 10-Q rather than just the amended portions thereof. Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of the 2004 Second Quarter 10-Q or modify or update those disclosures affected by subsequent events. Information not affected by these restatements and reclassifications are unchanged and reflects the disclosures made at the time of the original filing of the 2004 Second Quarter 10-Q on August 6, 2004. Events occurring after the filing of the 2004 Second Quarter 10-Q or other disclosures necessary to reflect subsequent events have been or will be addressed in the Company’s original Quarterly Reports on Form 10-Q for the quarterly period ending September 30, 2004 or amended Quarterly Report on Form 10-Q/A for such quarterly period which is being filed concurrently with the filing of this Form 10-Q/A and any reports filed with the SEC subsequent to the date of this filing.

This Form 10-Q/A should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the 2004 Second Quarter 10-Q, including any amendments to those filings. The following items have been amended as a result of the restatements and reclassifications described above:

•	Part I – Item 1 – Financial Information

•	Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part I – Item 4 – Controls and Procedures

•	Part II – Item 6 – Exhibits

CITRIX SYSTEMS, INC.

Form 10-Q/A

For the Quarterly Period Ended June 30, 2004

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Citrix Systems, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2004	December 31, 2003
	(As restated)	(As restated)
	(In thousands, except par value)
Assets
Current assets:
Cash and cash equivalents	$106,684	$182,969
Short-term investments	85,417	385,431
Accounts receivable, net of allowances of $6,862 and $6,365 at June 30, 2004 and December 31, 2003, respectively	86,479	87,464
Prepaid expenses and other current assets	31,254	58,167
Current portion of deferred tax assets	52,238	51,540

Total current assets	362,072	765,571
Restricted cash and cash equivalents	143,152	146,460
Long-term investments	186,603	183,411
Property and equipment, net	68,932	65,837
Goodwill, net	313,584	152,364
Other intangible assets, net	74,998	21,300
Long-term portion of deferred tax assets	112	3,168
Other assets	8,650	6,828

	$1,158,103	$1,344,939

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$107,682	$114,456
Current portion of deferred revenues	184,002	152,938
Convertible subordinated debentures	—	351,423

Total current liabilities	291,684	618,817
Long-term portion of deferred revenues	9,777	12,137
Other liabilities	9,447	7,187

Commitments and contingencies

Stockholders’ equity:
Preferred stock at $.01 par value: 5,000 shares authorized, none issued and outstanding	—	—
Common stock at $.001 par value: 1,000,000 shares authorized; 209,805 and 202,622 issued at June 30, 2004 and December 31, 2003, respectively	210	203
Additional paid-in capital	828,706	700,111
Retained earnings	687,541	646,740
Accumulated other comprehensive income	624	7,810

	1,517,081	1,354,864
Less— common stock in treasury, at cost (39,209 and 38,150 shares at June 30, 2004 and December 31, 2003, respectively)	(669,886)	(648,066)

Total stockholders’ equity	847,195	706,798

	$1,158,103	$1,344,939

See accompanying notes

Citrix Systems, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In thousands, except per share information)
Revenues:
Software licenses	$87,716	$92,200	$175,142	$189,074
Software license updates	66,981	39,560	125,878	74,800
Services	23,605	11,289	38,592	22,666

Total net revenues	178,302	143,049	339,612	286,540
Cost of revenues:
Cost of software license revenues	756	3,486	2,169	6,779
Cost of services revenues	4,169	1,550	6,992	2,988
Amortization of core and product technology	3,598	2,637	6,632	5,511

Total cost of revenues	8,523	7,673	15,793	15,278

Gross margin	169,779	135,376	323,819	271,262

Operating expenses:
Research and development	22,173	16,244	41,211	31,369
Sales, marketing and support	80,804	60,550	154,932	122,261
General and administrative	27,837	23,022	52,588	44,044
Amortization of other intangible assets	1,873	62	2,599	162
In-process research and development	—	—	18,700	—

Total operating expenses	132,687	99,878	270,030	197,836

Income from operations	37,092	35,498	53,789	73,426
Interest income	2,567	4,512	8,252	10,175
Interest expense	(8)	(4,523)	(4,352)	(9,072)
Write-off of deferred debt issuance costs	—	—	(7,219)	—
Other income, net	190	1,629	1,175	1,975

Income before income taxes	39,841	37,116	51,645	76,504
Income taxes	8,366	7,772	10,845	16,831

Net income	$31,475	$29,344	$40,800	$59,673

Earnings share:
Basic	$0.18	$0.18	$0.24	$0.36

Diluted	$0.18	$0.17	$0.23	$0.35

Weighted average shares outstanding:
Basic	170,327	165,409	168,392	166,349

Diluted	176,273	171,925	174,428	171,158

See accompanying notes

Citrix Systems, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2004	2003
	(As restated)	(As restated)
	(In thousands)
OPERATING ACTIVITIES
Net income	$40,800	$59,673
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	9,231	5,673
Depreciation and amortization of property and equipment	10,142	12,900
Write-off of deferred debt issuance costs	7,219	—
Realized gain on investments	(574)	(1,209)
In-process research and development	18,700	—
Provision for doubtful accounts	995	1,254
Provision for product returns	2,425	482
Provision for inventory reserves	312	507
Tax benefit related to the exercise of non-statutory stock options and disqualifying dispositions of incentive stock options	12,103	8,999
Accretion of original issue discount and amortization of financing cost	4,318	9,065
Other non-cash items	265	(135)

Total adjustments to reconcile net income to net cash provided by operating activities	65,136	37,536
Changes in operating assets and liabilities, net of the effects of acquisition:
Accounts receivable	420	(16,511)
Prepaid expenses and other current assets	11,195	4,752
Other assets	(394)	2,300
Deferred tax assets	(369)	(270)
Accounts payable and accrued expenses	(16,304)	(2,327)
Deferred revenues	23,704	24,160
Other liabilities	(1,333)	4,499

Total changes in operating assets and liabilities Acquisitions	16,919	16,603

Net cash provided by operating activities	122,855	113,812

INVESTING ACTIVITIES
Purchases of investments	(96,285)	(189,784)
Proceeds from sales of available-for-sale investments	153,090	44,014
Proceeds from maturities of available-for-sale investments	43,090	84,713
Proceeds from maturities of held-to-maturities investments	195,350	—
Purchases of property and equipment	(11,736)	(3,886)
Cash paid for licensing agreements	(12,942)	(372)
Cash paid for acquisition, net of cash acquired	(90,750)	—

Net cash provided by (used in) investing activities	179,817	(65,315)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	19,876	25,201
Cash paid under stock repurchase programs	(43,174)	(70,633)
Cash paid to redeem convertible subordinated debentures	(355,659)	—
Proceeds from sale of put warrants	—	655
Other	—	(11)

Net cash used in financing activities	(378,957)	(44,788)

Change in cash and cash equivalents	(76,285)	3,709
Cash and cash equivalents at beginning of period	182,969	82,350

Cash and cash equivalents at end of period	$106,684	$86,059

Supplemental non-cash investing activity Decrease in restricted cash equivalents and investments	$(3,308)	$(23,182)

See accompanying notes

Citrix Systems, Inc.

Notes to Condensed Consolidated Financial Statements (As restated)

(Unaudited)

June 30, 2004

1. BASIS OF PRESENTATION

The Company recently reviewed its financial statement presentation and disclosure in response to comments received from the staff of the Securities and Exchange Commission (the “SEC”) in a normal periodic review of the Company’s filings. As a result, the Company is restating the accompanying June 30, 2004 and December 31, 2003 condensed consolidated balance sheets to correct an error in the classification of the portion of the Company’s cash equivalents and investments pledged as collateral under the Company’s synthetic lease arrangement, credit default contracts and interest rate swaps to classify such assets separately as restricted cash equivalents and investments. In its filings with the SEC, the Company has disclosed in narrative form the specific amounts pledged under its synthetic lease arrangement, credit default contracts and interest rate swaps and is now separately classifying the aggregate amounts pledged as long-term restricted cash equivalents and investments in its condensed consolidated balance sheets. The condensed consolidated statements of cash flows for the six months ended June 30, 2004 and 2003 were restated to reflect the impact of the change.

In addition, certain reclassifications of items in the prior periods’ financial statements have been made to conform to the current period’s presentation. The Company reclassified investments in auction rate securities previously classified as cash equivalents to short-term investments. Also in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 95, Statement of Cash Flows, the Company reclassified certain items in its condensed consolidated statements of cash flows to separately present investing cash flows for available-for-sale investments and held-to-maturity investments and to separately present investing cash flows from sales of investments and maturities of investments. The accompanying condensed consolidated balance sheets and statements of cash flows for all periods presented were adjusted to reflect the reclassification of these items.

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

	June 30, 2004		December 31, 2003
	As Reported	As Adjusted	As Reported	As Adjusted
Condensed Consolidated Balance Sheet Information
Cash and cash equivalents	$183,958	$106,684	$359,343	$182,969
Short-term investments	56,407	85,417	252,971	385,431
Total current assets	410,336	362,072	809,485	765,571
Restricted cash equivalents and investments	—	143,152	—	146,460
Long-term investments	281,491	186,603	285,957	183,411

	For the Six Months Ended June 30,
	2004		2003
	As Reported	As Adjusted	As Reported	As Adjusted
Condensed Consolidated Statements of Cash Flow Information
Net income	$40,800	$40,800	$59,673	$59,673
Net cash provided by operating activities	122,855	122,855	113,812	113,812
Cash flows from investing activities:
Purchases of investments	(65,506)	(96,285)	(83,822)	(189,784)
Proceeds from sales and maturities of investments	261,651	—	124,578	—
Proceeds from sales of available-for-sale investments	—	153,090	—	44,014
Proceeds from maturities of available-for-sale investments	—	43,090	—	84,713
Proceeds from maturity of held-to-maturity investments	—	195,350	—	—
Net cash provided by (used in) investing activities	80,717	179,817	36,498	(65,315)
Net cash used in financing activities	(378,957)	(378,957)	(44,788)	(44,788)
Change in cash and cash equivalents	(175,385)	(76,285)	105,522	3,709
Cash and cash equivalents at beginning of year	359,343	182,969	142,700	82,350
Cash and cash equivalents at end of year	183,958	106,684	248,222	86,059

Citrix Systems, Inc.

Notes to Condensed Consolidated Financial Statements (As restated)

(Unaudited)

June 30, 2004

	For the Three Months Ended June 30,
	2004		2003
	As Reported	As Adjusted	As Reported	As Adjusted
Condensed Consolidated Income Statement Information
Net revenues	$178,302	$178,302	$143,049	$143,049
Total cost of revenues	4,925	8,523	5,036	7,673
Gross margin	173,377	169,779	138,013	135,376
Total operating expenses	136,285	132,687	102,515	99,878
Net income	31,475	31,475	29,344	29,344

	For the Six Months Ended June 30,
	2004		2003
	As Reported	As Adjusted	As Reported	As Adjusted
Condensed Consolidated Income Statement Information
Net revenues	$339,612	$339,612	$286,540	$286,540
Total cost of revenues	9,161	15,793	9,767	15,278
Gross margin	330,451	323,819	276,773	271,262
Total operating expenses	276,662	270,030	203,347	197,836
Net income	40,800	40,800	59,673	59,673

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments, which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown, are of a normal recurring nature and have been reflected in the unaudited condensed consolidated financial statements. The results of operations for the periods presented are not necessarily indicative of the results expected for the full year or for any future period. The information included in these unaudited condensed consolidated financial statements should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this report and the consolidated financial statements and accompanying notes included in the Citrix Systems, Inc. (the “Company”) to Form 10-K for the year ended December 31, 2003, as amended.

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

Restricted Cash Equivalents and Investments

Restricted cash equivalents and investments at June 30, 2004 and December 31, 2003 include approximately $62.8 million in investment securities and cash equivalents that were pledged as collateral for specified obligations under the Company’s synthetic lease arrangement. In addition, at June 30, 2004 and December 31, 2003 approximately $80.3 million and $83.6 million, respectively, in investment securities were pledged as collateral for certain of the Company’s

Citrix Systems, Inc.

Notes to Condensed Consolidated Financial Statements (As restated)

(Unaudited)

June 30, 2004

credit default contracts and interest rate swaps. The Company maintains the ability to manage the composition of the restricted investments within certain limits and to withdraw and use excess investment earnings from the restricted collateral for operating purposes. For further information, see Notes 8 and 13.

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

Citrix Systems, Inc.

Notes to Condensed Consolidated Financial Statements (As restated)

(Unaudited)

June 30, 2004

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

Citrix Systems, Inc.

Notes to Condensed Consolidated Financial Statements (As restated)

(Unaudited)

June 30, 2004

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

For purposes of the pro forma calculations, the fair value of each option is estimated on the date of the grant using the Black-Scholes option-pricing model, assuming no expected dividends and the following assumptions:

	Stock options granted during the
	Three Months ended June 30,		Six Months ended June 30,
	2004	2003	2004	2003
Expected volatility factor	0.49	0.61	0.42 – 0.49	0.61 –0.68
Approximate risk free interest rate	3.5%	2.5%	3.0% – 3.5%	2.5% -3.0%
Expected lives (in years)	4.76	4.73	4.75 – 4.76	4.70 – 4.73

Citrix Systems, Inc.

Notes to Condensed Consolidated Financial Statements (As restated)

(Unaudited)

June 30, 2004

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

Citrix Systems, Inc.

Notes to Condensed Consolidated Financial Statements (As restated)

(Unaudited)

June 30, 2004

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

Citrix Systems, Inc.

Notes to Condensed Consolidated Financial Statements (As restated)

(Unaudited)

June 30, 2004

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

The Company does not engage in intercompany revenue transfers between segments. The Company’s management evaluates performance based primarily on revenues in the geographic locations in which the Company operates and separately evaluates revenues from the Citrix Online Division. Segment profit for each segment includes certain sales, marketing, research and development, general and administrative expenses directly attributable to the segment and excludes certain expenses that are managed outside the reportable segments. Costs excluded from segment profit primarily consist of research and development costs associated with the MetaFrame Access Suite products, amortization of core and product technology, amortization of other intangible assets, interest, corporate expenses and income taxes, as well as, non-recurring charges for in-process research and development. Corporate expenses are comprised primarily of corporate marketing costs, operations and certain general and administrative expenses, which are separately managed. Accounting policies of the segments are the same as the Company’s consolidated accounting policies.

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

Derivatives Not Designated as Hedges. The Company utilizes credit derivatives for investment purposes that either do not qualify or are not designated for hedge accounting treatment under SFAS No. 133 Accounting for

Citrix Systems, Inc.

Notes to Condensed Consolidated Financial Statements (As restated)

(Unaudited)

June 30, 2004

Derivative Instruments and Hedging Activities and its related interpretations. Accordingly, changes in the fair value of these contracts are recorded in other income, net, if any. Under the terms of these contracts, the Company assumes the default risk, above a certain threshold, of a portfolio of specified high credit quality referenced issuers in exchange for a fixed yield that is recorded in interest income. In the event of default by underlying referenced issuers above specified amounts, the Company will pay the counterparty an amount equivalent to its loss, not to exceed the notional value of the contract. The primary risk associated with these contracts is the default risk of the underlying issuers. The risk levels of these instruments are equivalent to “AAA” and “Super AAA”, single securities. The purpose of the credit derivatives is to provide additional yield on certain of the Company’s underlying available-for-sale investments.

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

The Company has restricted approximately $80.3 million of investment securities as collateral for its credit default contracts and certain of its interest rate swaps, which are included in restricted cash equivalents and investments in the accompanying condensed consolidated balance sheet. The Company maintains the ability to manage the composition of the pledged investments within certain limits and to withdraw and use excess and investment earnings from restricted collateral are available for operating purposes. As of June 30, 2004, the Company had $5.4 million of derivative assets and $4.5 million of derivative liabilities, representing the fair values of the Company’s outstanding derivative instruments, which are recorded in other current assets, other assets, accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets. The change in derivatives recognized in other comprehensive income presented in the table below (in thousands) includes unrealized gains (losses) that arose from changes in market value of derivatives that were held during the period, and gains (losses) that were previously unrealized, but have been recognized in current period net income due to termination or maturities of derivative contracts. This reclassification has no effect on total comprehensive income or stockholders’ equity.

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

Citrix Systems, Inc.

Notes to Condensed Consolidated Financial Statements (As restated)

(Unaudited)

June 30, 2004

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

The synthetic lease includes certain financial covenants including a requirement for the Company to maintain a pledged balance of approximately $62.8 million in cash and/or investment securities as collateral, which is classified as restricted cash equivalents and investments in the accompanying condensed consolidated balance sheets. The Company maintains the ability to manage the composition of the restricted investments within certain limits and to withdraw and use excess investment earnings from the restricted collateral for operating purposes. Additionally, the Company must maintain a minimum cash and investment balance of $100.0 million, excluding the Company’s collateralized investments and equity investments, as of the end of each fiscal quarter. As of June 30, 2004,

Citrix Systems, Inc.

Notes to Condensed Consolidated Financial Statements (As restated)

(Unaudited)

June 30, 2004

the Company had approximately $278.3 million in cash and investments in excess of those required levels. The synthetic lease includes non-financial covenants including the maintenance of the properties and adequate insurance, prompt delivery of financial statements to the lender of the lessee and prompt payment of taxes associated with the properties. As of June 30, 2004, the Company was in compliance with all material provisions of the arrangement.

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

The following table presents certain information regarding option exercises and outstanding options held by Named Executive Officers as of and for the six months ended June 30, 2004:

	Shares Acquired on Exercise (#)	Value Realized ($)(1)	Number of Securities Underlying Unexercised Options at June 30, 2004 Exercisable/Unexercisable	Values of Unexercised In-the- Money Options at June 30, 2004 ($) Exercisable/Unexercisable (2)
Mark Templeton	—	—	1,957,500 /207,500	$4,268,052 / $1,024,823
John Burris	—	—	437,716 / 123,034	$676,720 / $668,053
Robert Kruger	6,500	$ 95,060	256,045 / 157,047	$325,459 / $648,791
David Henshall	—	—	58,333 / 159,167	$349,998 / $850,002
Stefan Sjostrom	—	—	216,381 / 123,369	$405,494 / $517,017

(1)	Amounts disclosed in this column were calculated based on the difference between the fair market value of our common stock on the date of exercise and the exercise price of the options in accordance with regulations promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and do not reflect amounts actually received by the named officers.
(2)	Value is based on the difference between the option exercise price and the fair market value at June 30, 2004 ($20.36 per share), multiplied by the number of shares underlying the option.

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

					Increase/(decrease) for the
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30, 2004 vs. June 30, 2003	Six Months Ended June 30, 2004 vs. June 30, 2003
	2004	2003	2004	2003
Revenues:
Software licenses	$87,716	$92,200	$175,142	$189,074	(4.9)%	(7.4)%
Software license updates	66,981	39,560	125,878	74,800	69.3	68.3
Services	23,605	11,289	38,592	22,666	109.1	70.3

Total net revenues	178,302	143,049	339,612	286,540	24.6	18.5

Cost of software license revenues	756	3,486	2,169	6,779	(78.3)	(68.0)
Cost of services revenues	4,169	1,550	6,992	2,988	169.0	134.0
Amortization of core and product technology(a)	3,598	2,637	6,632	5,511	36.4	20.3

Gross margin(a)	169,779	135,376	323,819	271,262	25.4	19.4
Operating expenses:
Research and development	22,173	16,244	41,211	31,369	36.5	31.4
Sales, marketing and support	80,804	60,550	154,932	122,261	33.5	26.7
General and administrative	27,837	23,022	52,588	44,044	20.9	19.4
Amortization of other intangible assets(a)	1,873	62	2,599	162	*	*
In-process research and development	—	—	18,700	—	*	*

Total operating expenses(a)	132,687	99,878	270,030	197,836	32.8	36.5

Income from operations	37,092	35,498	53,789	73,426	4.5	(26.7)
Interest income	2,567	4,512	8,252	10,175	(43.1)	(18.9)
Interest expense	(8)	(4,523)	(4,352)	(9,072)	(99.8)	(52.0)
Write-off of deferred debt issuance costs	—	—	(7,219)	—	*	*
Other income, net	190	1,629	1,175	1,975	(88.3)	(40.5)

Income before income taxes	39,841	37,116	51,645	76,504	7.3	(32.5)
Income taxes	8,366	7,772	10,845	16,831	7.6	(35.6)

Net income	$31,475	$29,344	$40,800	$59,673	7.3%	(31.6)%

*	Not meaningful.
(a)	We reclassified the amortization of core and product technology previously classified as an operating expense to a component of cost of revenues. See note 1 to our condensed consolidated financial statements.

Net Revenues. Our operations consist of the design, development, marketing and support of access infrastructure software and services that enable effective and efficient enterprise-wide deployment and management of applications and information.

Net revenues include the following categories: Software Licenses, Software License Updates, and Services. Software Licenses primarily represents fees related to the licensing of our MetaFrame products, additional user licenses and management products. These revenues are reflected net of sales allowances and provisions for stock balancing return rights. The MetaFrame Presentation Server product accounted for approximately 95.3% of our Software License revenue for the three months ended June, 30 2004 and 95.8% for the six months ended June 30, 2004 and 98.5% of our Software License revenue for the three months ended June 30, 2003 and 98.6% for the six months ended June 30, 2003. Software License Updates consists of fees related to our Subscription Advantage program that are recognized ratably over the term of the contract, which is typically 12 to 24 months. Subscription Advantage (our terminology for post contract support) is an annual renewable program that provides subscribers with automatic delivery of software upgrades, enhancements and maintenance releases when and if they become available during the term of the subscription. Services consist primarily of technical support services and Web-based desktop access services revenue recognized ratably over the contract term, revenue from product training and certification, and consulting services revenue related to implementation of our software products, which are recognized as the services are provided.

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

Cost of Revenues. Cost of revenues consisted primarily of amortization of product and core technology, compensation costs and other personnel-related costs of providing services, as well as costs of product media and duplication, manuals, packaging materials, shipping expense, service capacity costs and royalties. Cost of software license revenues decreased $2.7 million when comparing the three months ended June 30, 2004 to the three months ended June 30, 2003 and $4.6 million when comparing the six months ended June 30, 2004 to the six months ended June 30, 2003 primarily due to a decrease in cost of royalties due to the expiration of certain royalty agreements. Cost of services revenues increased $2.6 million when comparing the three months ended June 30, 2004 to the three months ended June 30, 2003 and $4.0 million when comparing the six months ended June 30, 2004 to the six months ended June 30, 2003 primarily due to an increase in cost of revenues resulting from the Expertcity acquisition. Amortization of core and product technology increased $1.0 million when comparing the three months ended June 30, 2004 to the three months ended June 30, 2003 and $1.1 million when comparing the six months ended June 30, 2004 to the six months ended June 30, 2003 primarily due to an increase in core and product technology resulting from the Expertcity acquisition.

Gross Margin. Gross margin as a percent of revenue was 95.2% for the three months ended June 30, 2004 and 94.6% for the three months ended June 30, 2003 and 95.3% for the six months ended June 30, 2004 and 94.7% for the six months June 30, 2003. We currently anticipate that in the next 12 months, gross margin as a percentage of net revenues will remain relatively unchanged as compared with current levels. However, gross margin could fluctuate from time to time based on a number of factors attributable to the cost of revenues as described above.

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

Amortization of Other Intangible Assets. Amortization of other intangible assets increased $1.8 million for the three months ended June 30, 2004 compared to the three months ended June 30, 2003 and increased $2.4 million for the six months ended June 30, 2004 compared to the six months ended June 30, 2003, primarily due to the acquisition of certain finite-lived intangible assets associated with Expertcity. For more information regarding the Expertcity acquisition see “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Acquisitions” and note 4 to our condensed consolidated financial statements.

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

Liquidity and Capital Resources

EXPLANATORY NOTE

In response to comments received from the staff (the “Staff”) of the Securities and Exchange Commission (the “SEC”) in connection with the Staff’s normal periodic review of our filings, we are restating our accompanying June 30, 2004 and December 31, 2003 condensed consolidated balance sheets to correct an error in the classification of certain cash equivalents and investments that are pledged as collateral under our synthetic lease arrangement, credit default contracts and interest rate swaps to classify such assets separately as restricted cash equivalents and investments. In our filings with the SEC, we previously disclosed in narrative form the specific amounts pledged under our synthetic lease arrangement, credit default contracts and interest rate swaps from the inception of each arrangement and are now separately classifying the aggregate amounts pledged as long-term restricted cash equivalents and investments in our condensed consolidated balance sheets. Please refer to Note 1 to the accompanying condensed consolidated financial statements for additional information.

During the six months ended June 30, 2004, we generated positive operating cash flows of $122.9 million. These cash flows related primarily to net income of $40.8 million, adjusted for, among other things, tax benefits from the exercise of non-statutory stock options and disqualifying dispositions of incentive stock options of $12.1 million, non-cash charges, including depreciation and amortization expenses of $19.4 million, the write-off of in-process research and development associated with the Expertcity acquisition of $18.7 million, the accretion of original issue discount and amortization of financing costs on our convertible subordinated debentures of $4.3 million, the write-off of deferred debt issuance costs on our convertible subordinated debentures of $7.2 million and an aggregate increase in cash flow from our operating assets and liabilities of $16.9 million. Our investing activities provided $179.8 million of cash consisting primarily of the net proceeds, after reinvestment, from sales and maturities of investments of $295.2 million, partially offset by the expenditure of $11.7 million for the purchase of property and equipment, the expenditure of $12.9 million related to the purchase of certain licensing agreements and cash paid for the Expertcity acquisition, net of cash acquired, of $90.8 million. Our financing activities used cash of $379.0 million related primarily to our expenditure of $355.7 million to redeem our convertible subordinated debentures and the expenditure of $43.2 million related to stock repurchase programs, partially offset by the proceeds received from the issuance of common stock under our employee stock-based compensation plans of $19.9 million.

During the six months ended June 30, 2003, we generated positive operating cash flows of $113.8 million. These cash flows related primarily to net income of $59.7 million, adjusted for, among other things, tax benefits from the exercise of non-statutory stock options and disqualifying dispositions of incentive stock options of $9.0 million, non-cash charges, including depreciation and amortization expenses of $18.6 million, the accretion of original issue discount and amortization of financing costs on our convertible subordinated debentures of $9.1 million and an aggregate increase in cash flow from our operating assets and liabilities of $16.6 million. Our investing activities used $65.3 million of cash consisting primarily of the net purchases, after proceeds from sales and maturities, of investments of $61.1 million and the expenditure of $3.9 million for the purchase of property and equipment. Our financing activities used cash of $44.8 million related primarily to the expenditure of $70.6 million for stock repurchase programs, partially offset by the proceeds received from the issuance of common stock under our employee stock based compensation plans and the sale of put warrants of $25.2 million.

Cash and Investments

As of June 30, 2004, we had $378.7 million in cash and investments, including $106.7 million in cash and cash equivalents, as compared to $751.8 million at December 31, 2003. In addition, we had $70.4 million in working capital at June 30, 2004 as compared to $146.8 million at December 31, 2003. The decrease in working capital and cash and investments as compared to December 31, 2003, was due primarily the redemption of our convertible subordinated debentures and to expenditures related to the Expertcity acquisition. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Liquidity and Capital Resources— Convertible Subordinated Debentures” and note 4 to our condensed consolidated financial statements for further information. We generally invest our cash and cash equivalents in investment grade, highly liquid securities to allow for flexibility in the event of immediate cash needs. Our short and long-term investments primarily consist of interest bearing securities.

We are a party to a synthetic lease arrangement for our corporate headquarters office space in Fort Lauderdale, Florida. The synthetic lease includes certain financial and non-financial covenants including a requirement for us to maintain a pledged balance of approximately $62.8 million in cash and/or investment securities as collateral. We maintain the ability to manage the composition of the restricted investments within certain limits and to withdraw and use excess investment earnings from the restricted collateral for operating purposes. Additionally, we must maintain a minimum cash and investment balance of $100.0 million, excluding our collateralized investments and equity investments. As of June 30, 2004, we were in compliance with all provisions of the arrangement.

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

Restricted Cash Equivalents and Investments

As of June 30, 2004, we had $143.2 million in restricted cash equivalents and investments. Approximately $62.8 million in investment securities and cash equivalents were pledged as collateral for specified obligations under our synthetic lease and approximately $80.3 million in investment securities were pledged as collateral for certain of our credit default contracts and interest rate swaps. We maintain the ability to manage the composition of the restricted cash equivalents and investments within certain limits and to withdraw and use excess investment earnings from the pledged collateral for operating purposes.

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

The synthetic lease includes certain financial covenants including a requirement for us to maintain a pledged balance of approximately $62.8 million in cash and/or investment securities as collateral, which is classified as restricted cash equivalents and investments in our accompanying condensed consolidated balance sheet. We maintain the ability to manage the composition of the restricted investments within certain limits and to withdraw and use excess investment earnings form the restricted collateral for operating purposes. Additionally, we must maintain a minimum cash and investment balance of $100.0 million, excluding our collateralized investments and equity investments, as of the end of each fiscal quarter. As of June 30, 2004, we had approximately $278.3 million in cash and investments in excess of those required levels. The synthetic lease includes non-financial covenants including the maintenance of the properties and adequate insurance, prompt delivery of financial statements to the lender of the lessee and prompt payment of taxes associated with the properties. As of June 30, 2004, we were in compliance with all material provisions of the arrangement.

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

General economic and market conditions, and other factors outside our control including terrorist and military actions, could adversely affect our business and impair the value of our investments. Any further downturn in general economic conditions could result in a reduction in demand for our products and services and could harm our business. These conditions make it difficult for us, and our customers, to accurately forecast and plan future business activities and could have a material adverse effect on our business, financial condition and results of operations. In addition, an economic downturn could result in an impairment in the value of our investments requiring us to record losses related to such investments. Impairment in the value of these investments may disrupt our ongoing business and distract management. As of June 30, 2004, we had $393.2 million of short and long-term investments, including restricted investments, with various issuers and financial institutions. In many cases we do not attempt to reduce or eliminate our market exposure on these investments and could incur losses related to the impairment of these investments. Fluctuations in economic and market conditions could adversely affect the value of our investments, and we could lose some of our investment portfolio. A total loss of an investment could adversely affect our results of operations and financial condition. For further information on these investments, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

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

On March 7, 2005, the Company announced that it was restating its consolidated balance sheets and statements of cash flow for fiscal years 2003 and 2002 and for the first three quarters of 2004 to correct the presentation of cash and investments on the Company’s balance sheet. Previously, the Company presented collateral pledged under the Company’s synthetic lease arrangement, credit default contracts and interest rate swaps in cash equivalents, short-term investments and long-term investments. As a result of a normal periodic review of the financial reports of the Company by the staff of the Securities and Exchange Commission, the Company concluded that such pledged collateral should be presented as restricted cash equivalents and investments. In the fourth quarter of 2004, the Company corrected the presentation of cash and investments on its balance sheet. The Company has reflected such correction in its restated condensed consolidated balance sheets as of June 30, 2004 and December 31, 2003 and its condensed consolidated statements of cash flows for the six months ended June 30, 2004 and 2003 presented in this amended Quarterly Report on Form 10-Q/A. Please refer to Note 1 to the accompanying condensed consolidated financial statements for additional information.

As a result of the restatement of its consolidated balance sheets and statements of cash flows, the Company determined that there was a significant deficiency in its internal control over financial reporting as of June 30, 2004 related to its presentation on its balance sheet of collateral pledged under the Company’s synthetic lease arrangement, credit default contracts and interest rate swaps. The Company determined that such significant deficiency did not rise to the level of a material weakness in its internal control over financial reporting. Because the Company corrected its presentation of cash and investments in the fourth quarter of 2004, the Company believes that it corrected this significant deficiency.

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

	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share			Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares (or Units) that may yet be Purchased under the Plans or Programs
April 1, 2004 through April 30, 2004	—	$	— (2)		—	$133,857
May 1, 2004 through May 31, 2004	212,321		$19.98	(2)	212,321	$131,411
June 1, 2004 through June 30, 2004	137,523		$19.67	(2)	137,523	$120,683

Total	349,844		$19.86	(2)	349,844	$120,683

(1)	Represents shares received under the Company’s prepaid stock repurchase programs and shares acquired in open market purchases. The Company expended $43.2 million during the quarter ended June 30, 2004 for repurchases of the Company’s common stock. For more information see Note 11 to the Company’s condensed consolidated financial statements.
(2)	These amounts represent the cumulative average price paid per share for shares acquired in open market purchases and received under the Company’s prepaid stock repurchase programs, some of which extend over more than one fiscal period.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 7th day of March 2004.

CITRIX SYSTEMS, INC.

By:	/s/ DAVID J. HENSHALL
David J. Henshall
Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1(1)	Amended and Restated By-Laws

31.1	Rule 13a-14(a) / 15d-14(a) Certification

31.2	Rule 13a-14(a) / 15d-14(a) Certification

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed.