Form 10-Q/A
period 2004-09-30
CITRIX SYSTEMS INC
filed 2005-03-07
CIK 877890

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

EXPLANATORY NOTE

Citrix Systems, Inc. (the “Company”) is filing this Amendment No. 1 to its Form 10-Q for the quarter ended September 30, 2004 (the “2004 Third Quarter 10-Q”), which was originally filed on November 5, 2004, to restate its condensed consolidated balance sheets for the period ended September 30, 2004 and December 31, 2003, its condensed consolidated statements of cash flows for the nine months ended September 30, 2004 and 2003 and the related disclosures.

This Amendment No. 1 is being filed to address comments from the staff (the “Staff”) of the Securities and Exchange Commission (the “SEC”) in connection with the Staff’s normal periodic review of the Company’s filings. As a result of the review, the Company is restating the accompanying September 30, 2004 and December 31, 2003 condensed consolidated balance sheets to correct an error in the classification of the portion of the Company’s cash equivalents and investments that are pledged as collateral under the Company’s synthetic lease arrangement, credit default contracts, and interest rate swaps to classify such assets separately as restricted cash equivalents and investments. In its filings with the SEC, the Company has disclosed in narrative form the specific amounts pledged under its synthetic lease arrangement, credit default contracts and interest rate swaps from the inception of each arrangement and is now separately classifying the aggregate amounts pledged as long-term restricted cash equivalents and investments in its condensed consolidated balance sheets. Please refer to Note 1 to the accompanying condensed consolidated financial statements for additional information.

The Company has also made certain balance sheet, income statement and cash flow reclassifications. The Company reclassified investments in auction rate securities that were previously classified as cash equivalents in the accompanying September 30, 2004 and December 31, 2003 condensed consolidated balance sheets to short-term investments. The condensed consolidated statements of cash flows for the nine months ended September 30, 2004 and 2003 were adjusted to reflect the impact of the reclassification. The Company also reclassified the amortization of core and product technology previously classified as an operating expense to a component of cost of revenues in the accompanying condensed consolidated income statements. The condensed consolidated statements of income for the three months and nine months ended September 30, 2004 and 2003 were adjusted to reflect the impact of this change in classification. Additionally, the Company reclassified certain items in its condensed consolidated statement of cash flows to separately present investing cash flows for available-for-sale investments and held-to-maturity investments and to separately present investing cash flows from sales of investments and maturities of investments. Please refer to Note 1 to the accompanying condensed consolidated financial statements for additional information on the reclassifications.

This Amendment No. 1 does not result in a change in the Company’s previously reported revenues, net income, earnings per share, cash flow from operations, total assets, or total cash and investments shown in its condensed consolidated financial statements. Further, except as discussed above, the Company has not modified or updated disclosures presented in the 2004 Third Quarter 10-Q in this Form 10-Q/A, except as required to reflect the effects of the items discussed above. For the convenience of the reader, this Form 10-Q/A, sets forth the complete text of the originally filed 2004 Third Quarter 10-Q rather than just the amended portions thereof. Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of the 2004 Third Quarter 10-Q or modify or update those disclosures affected by subsequent events. Information not affected by these restatements and reclassifications are unchanged and reflects the disclosures made at the time of the original filing of the 2004 Third Quarter 10-Q on November 5, 2004. Events occurring after the filing of the 2004 Third Quarter 10-Q or other disclosures necessary to reflect subsequent events will be addressed in any reports filed with the SEC subsequent to the date of this filing.

This Form 10-Q/A should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the 2004 Third Quarter 10-Q, including any amendments to those filings. The following items have been amended as a result of the restatements and reclassifications described above:

•	Part I – Item 1- Financial Information

•	Part I - Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part I – Item 4 – Controls and Procedures

•	Part II – Item 6 – Exhibits

CITRIX SYSTEMS, INC.

Form 10-Q/A

For the Quarterly Period Ended September 30, 2004

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Citrix Systems, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2004	December 31, 2003
	(As restated)	(As restated)
	(In thousands, except par value)
Assets
Current assets:
Cash and cash equivalents	$92,823	$182,969
Short-term investments	116,094	385,431
Accounts receivable, net of allowances of $6,003 and $6,365 at September 30, 2004 and December 31, 2003, respectively	90,115	87,464
Prepaid expenses and other current assets	27,055	58,167
Current portion of deferred tax assets	50,690	51,540

Total current assets	376,777	765,571
Restricted cash equivalents and investments	146,688	146,460
Long-term investments	185,317	183,411
Property and equipment, net	70,419	65,837
Goodwill, net	313,584	152,364
Other intangible assets, net	73,848	21,300
Long-term portion of deferred tax assets	—	3,168
Other assets	7,197	6,828

	$1,173,830	$1,344,939

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$102,661	$114,456
Current portion of deferred revenues	190,894	152,938
Convertible subordinated debentures	—	351,423

Total current liabilities	293,555	618,817
Long-term portion of deferred revenues	11,418	12,137
Other liabilities	9,338	7,187

Commitments and contingencies

Stockholders’ equity:
Preferred stock at $.01 par value: 5,000 shares authorized, none issued and outstanding	—	—
Common stock at $.001 par value: 1,000,000 shares authorized; 210,228 and 202,622 issued and outstanding at September 30, 2004 and December 31, 2003, respectively	210	203
Additional paid-in capital	854,564	700,111
Retained earnings	725,988	646,740
Accumulated other comprehensive income	1,069	7,810

	1,581,831	1,354,864
Less— common stock in treasury, at cost (42,162 and 38,150 shares at September 30, 2004 and December 31, 2003, respectively)	(722,312)	(648,066)

Total stockholders’ equity	859,519	706,798

	$1,173,830	$1,344,939

See accompanying notes.

Citrix Systems, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In thousands, except per share information)
Revenues:
Software licenses	$88,455	$90,069	$263,597	$279,144
Software license updates	70,406	43,406	196,284	118,205
Services	28,717	10,866	67,309	33,532

Total net revenues	187,578	144,341	527,190	430,881
Cost of revenues:
Cost of software license revenues	853	3,593	3,022	10,372
Cost of services revenues	4,543	1,757	11,535	4,745
Amortization of core and product technology	3,379	2,801	10,011	8,312

Total cost of revenues	8,775	8,151	24,568	23,429

Gross margin	178,803	136,190	502,622	407,452

Operating expenses:
Research and development	21,832	15,656	63,043	47,025
Sales, marketing and support	82,612	61,331	237,544	183,592
General and administrative	26,142	20,420	78,730	64,464
Amortization of other intangible assets	1,894	67	4,493	229

In-process research and development	—	—	18,700	—

Total operating expenses	132,480	97,474	402,510	295,310

Income from operations	46,323	38,716	100,112	112,142
Interest income	2,587	5,302	10,840	15,477
Interest expense	(7)	(4,558)	(4,360)	(13,630)
Write-off of deferred debt issuance costs	—	—	(7,219)	—

Other income, net	727	277	1,902	2,252

Income before income taxes	49,630	39,737	101,275	116,241
Income taxes	11,182	8,742	22,027	25,573

Net income	$38,448	$30,995	$79,248	$90,668

Earnings per share:
Basic	$0.23	$0.19	$0.47	$0.55

Diluted	$0.22	$0.18	$0.46	$0.53

Weighted average shares outstanding:
Basic	169,148	164,310	168,647	165,662

Diluted	172,870	171,111	173,911	171,135

See accompanying notes

Citrix Systems, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
	(As restated)	(As restated)
	(In thousands)
OPERATING ACTIVITIES
Net income	$79,248	$90,668
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	14,504	8,541
Depreciation and amortization of property and equipment	15,572	18,067
Write-off of deferred debt issuance costs	7,219	—
Realized gain on investments	(537)	(1,210)
In-process research and development	18,700	—
Provision for doubtful accounts	832	1,297
Provision for product returns	4,374	1,523
Provision for inventory reserves	334	295
Tax benefit related to the exercise of non-statutory stock options and disqualifying dispositions of incentive stock options	19,783	16,695
Accretion of original issue discount and amortization of financing cost	4,318	13,598
Other non-cash items	521	(13)

Total adjustments to reconcile net income to net cash provided by operating activities	85,620	58,793
Changes in operating assets and liabilities, net of the effects of acquisition:
Accounts receivable	(5,003)	(18,912)
Prepaid expenses and other current assets	14,662	8,886
Other assets	(298)	4,053
Deferred tax assets	1,168	(2,758)
Accounts payable and accrued expenses	(20,753)	3,963
Deferred revenues	32,237	40,574
Other liabilities	(1,809)	1,125

Total changes in operating assets and liabilities Acquisitions	20,204	36,931

Net cash provided by operating activities	185,072	186,392

INVESTING ACTIVITIES
Purchases of investments	(138,480)	(240,904)
Proceeds from sales of available-for-sale investments	157,869	72,238
Proceeds from maturities of available-for-sale investments	50,081	94,928
Proceeds from maturities of held-to-maturities investments	195,350	—
Purchases of property and equipment	(19,298)	(6,976)
Cash paid for licensing agreements and core technology	(16,784)	(1,358)
Cash paid for acquisition, net of cash acquired	(90,750)	—

Net cash provided by (used in) investing activities	137,988	(82,072)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	25,262	34,558
Cash paid under stock repurchase programs	(82,808)	(124,553)
Cash paid to redeem convertible subordinated debentures	(355,660)	—
Proceeds from sale of put warrants	—	655
Other	—	(13)

Net cash used in financing activities	(413,206)	(89,353)

Change in cash and cash equivalents	(90,146)	14,967
Cash and cash equivalents at beginning of period	182,969	82,350

Cash and cash equivalents at end of period	$92,823	$97,317

Supplemental non-cash investing activity
Increase (decrease) in restricted cash equivalents and investments	$228	$(25,547)

See accompanying notes

Citrix Systems, Inc.

Notes to Condensed Consolidated Financial Statements (As restated)

(Unaudited)

September 30, 2004

1. BASIS OF PRESENTATION

The Company recently reviewed its financial statement presentation and disclosure in response to comments received from the staff of the Securities and Exchange Commission (the “SEC”) in a normal periodic review of the Company’s filings. As a result, the Company is restating the accompanying September 30, 2004 and December 31, 2003 condensed consolidated balance sheets to correct an error in the classification of the portion of the Company’s cash equivalents and investments pledged as collateral under the Company’s synthetic lease arrangement, credit default contracts and interest rate swaps to classify such assets separately as restricted cash equivalents and investments. In its filings with the SEC, the Company has disclosed in a narrative form the specific amounts pledged under its synthetic lease arrangement, credit default contracts and interest rate swaps and is now separately classifying the aggregate amounts pledged as long-term restricted cash equivalents and investments in its condensed consolidated balance sheets. The condensed consolidated statements of cash flows for the nine months ended September 30, 2004 and 2003 were restated to reflect the impact of the change.

In addition, certain reclassifications of items in the prior periods’ financial statements have been made to conform to the current period’s presentation. The Company reclassified investments in auction rate securities previously classified as cash equivalents to short-term investments. Also, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 95, Statement of Cash Flows, the Company reclassified its condensed consolidated statement of cash flows to separately present investing cash flows for available-for-sale investments and held-to-maturity investments and to separately present investing cash flows from sales of investments and maturities of investments. The accompanying condensed consolidated balance sheets and statements of cash flows for all periods presented were adjusted to reflect the reclassification of these items.

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

	September 30, 2004		December 31, 2003
	As Reported	As Adjusted	As Reported	As Adjusted
Condensed Consolidated Balance Sheet Information
Cash and cash equivalents	$197,655	$92,823	$359,343	$182,969
Short-term investments	68,340	116,094	252,971	385,431
Total current assets	433,855	376,777	809,485	765,571
Restricted cash equivalents and investments	—	146,688	—	146,460
Long-term investments	274,927	185,317	285,957	183,411

	For the Nine Months Ended September 30, 2004
	As Reported	As Adjusted	As Reported	As Adjusted
Condensed Consolidated Statements of Cash Flow Information
Net income	$79,248	$79,248	$90,668	$90,668
Net cash provided by operating activities	185,072	185,072	186,392	186,392
Cash flows from investing activities:
Purchases of investments	(77,641)	(138,480)	(112,992)	240,904
Proceeds from sales and maturities of investments	270,919	—	146,056	—
Proceeds from sales of available-for-sale investments	—	157,869	—	72,238
Proceeds from maturities of available-for-sale investments	—	50,081	—	94,928
Proceeds from maturity of held-to-maturity investments	—	195,350	—	—
Net cash provided by (used in) investing activities	66,446	137,988	24,730	(82,072)
Net cash used in financing activities	(413,206)	(413,206)	(89,353)	(89,353)
Change in cash and cash equivalents	(161,688)	(90,146)	121,769	14,967
Cash and cash equivalents at beginning of year	359,343	182,969	142,700	82,350
Cash and cash equivalents at end of year	197,655	92,823	264,469	97,317

Citrix Systems, Inc.

Notes to Condensed Consolidated Financial Statements (As restated)

(Unaudited)

September 30, 2004

	For the Three Months Ended September 30,
	2004		2003
	As Reported	As Adjusted	As Reported	As Adjusted
Condensed Consolidated Income Statement Information
Net revenues	$187,578	$187,578	$144,341	$144,341
Total cost of revenues	5,396	8,775	5,350	8,151
Gross margin	182,182	178,803	138,991	136,190
Total operating expenses	135,859	132,480	100,275	97,474
Net income	38,448	38,448	30,995	30,995

	For the Nine Months Ended September 30,
	2004		2003
	As Reported	As Adjusted	As Reported	As Adjusted
Condensed Consolidated Income Statement Information
Net revenues	$527,190	$527,190	$430,881	$430,881
Total cost of revenues	14,557	24,568	15,117	23,429
Gross margin	512,633	502,622	415,764	407,452
Total operating expenses	412,521	402,510	303,622	295,310
Net income	79,248	79,248	90,668	90,668

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

Citrix Systems, Inc.

Notes to Condensed Consolidated Financial Statements (As restated)

(Unaudited)

September 30, 2004

Restricted Cash Equivalents and Investments

Restricted cash equivalents and investments at September 30, 2004 and December 31, 2003 include approximately $62.8 million in investment securities and cash equivalents that were pledged as collateral for specified obligations under the Company’s synthetic lease arrangement. In addition, at September 30, 2004 and December 31, 2003 approximately $83.9 million and $83.6 million, respectively, in investment securities were pledged as collateral for certain of the Company’s credit default contracts and interest rate swaps. The Company maintains the ability to manage the composition of the restricted investments within certain limits and to withdraw and use excess investment earnings from the restricted collateral for operating purposes. For further information, see Notes 8 and 13.

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

Citrix Systems, Inc.

Notes to Condensed Consolidated Financial Statements (As restated)

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

Citrix Systems, Inc.

Notes to Condensed Consolidated Financial Statements (As restated)

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

Citrix Systems, Inc.

Notes to Condensed Consolidated Financial Statements (As restated)

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

Citrix Systems, Inc.

Notes to Condensed Consolidated Financial Statements (As restated)

(Unaudited)

September 30, 2004

For purposes of the pro forma calculations, the fair value of each option is estimated on the date of the grant using the Black-Scholes option-pricing model, assuming no expected dividends and the following assumptions:

	Stock options granted during the
	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Expected volatility factor	0.40	0.61	0.40 – 0.49	0.61 – 0.68
Approximate risk free interest rate	3.4%	3.0%	3.0% – 3.5%	2.5% – 3.0%
Expected lives (in years)	4.76	4.70	4.75 – 4.76	4.70 – 4.73

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

Citrix Systems, Inc.

Notes to Condensed Consolidated Financial Statements (As restated)

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

Citrix Systems, Inc.

Notes to Condensed Consolidated Financial Statements (As restated)

(Unaudited)

September 30, 2004

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

Citrix Systems, Inc.

Notes to Condensed Consolidated Financial Statements (As restated)

(Unaudited)

September 30, 2004

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

The Company does not engage in intercompany revenue transfers between segments. The Company’s management evaluates performance based primarily on revenues in the geographic locations in which the Company operates and separately evaluates revenues from the Citrix Online division. Segment profit for each includes certain sales, marketing, research and development, general and administrative expenses directly attributable to the segment and excludes certain expenses that are managed outside the reportable segments. Costs excluded from segment profit primarily consist of research and development costs associated with the MetaFrame product line, amortization of core and product technology, amortization of other intangible assets, interest, corporate expenses and income taxes, as well as charges for in-process research and development. Corporate expenses are comprised primarily of corporate marketing costs, operations and certain general and administrative expenses, which are separately managed. Accounting policies of the segments are the same as the Company’s consolidated accounting policies.

Citrix Systems, Inc.

Notes to Condensed Consolidated Financial Statements (As restated)

(Unaudited)

September 30, 2004

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

Citrix Systems, Inc.

Notes to Condensed Consolidated Financial Statements (As restated)

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

The Company has restricted approximately $83.9 million of investment securities as collateral its credit default contracts and certain of its interest rate swaps and interest rate swaps, which is included in restricted cash equivalents and investments in the accompanying condensed consolidated balance sheet. The Company maintains the ability to manage the composition of the pledged investments within certain limits and to withdraw and use excess and investment earnings from restricted collateral are available for operating purposes. As of September 30, 2004, the Company had $3.0 million of derivative assets and $4.3 million of derivative liabilities, representing the fair values of the Company’s outstanding derivative instruments, which are recorded in other current assets, other assets, accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets. The change in derivatives recognized in other comprehensive income presented in the table below (in thousands) includes unrealized gains (losses) that arose from changes in market value of derivatives that were held during the period, and gains (losses) that were previously unrealized, but have been recognized in current period net income due to termination or maturities of derivative contracts. This reclassification has no effect on total comprehensive income or stockholders’ equity.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Unrealized gains (losses) on derivative instruments	$1,023	$1,040	$(526)	$4,998
Reclassification of realized gains	(906)	(2,354)	(5,947)	(4,771)

Net change in other comprehensive income due to derivative instruments	$117	$(1,314)	$(6,473)	$227

Citrix Systems, Inc.

Notes to Condensed Consolidated Financial Statements (As restated)

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

Citrix Systems, Inc.

Notes to Condensed Consolidated Financial Statements (As restated)

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

The synthetic lease includes certain financial covenants including a requirement for the Company to maintain a pledged balance of approximately $62.8 million in cash and/or investment securities as collateral, which is classified as restricted cash equivalents and investments in the accompanying condensed consolidated balance sheets. The Company maintains the ability to manage the composition of the restricted investments within certain limits and to withdraw and use excess investment earnings from the restricted collateral for operating purposes. Additionally, the Company must maintain a minimum cash and investment balance of $100.0 million, excluding the Company’s collateralized investments and equity investments, as of the end of each fiscal quarter. As of September 30, 2004, the Company had approximately $293.9 million in cash and investments in excess of those required levels. The synthetic lease includes non-financial covenants including the maintenance of the properties and adequate insurance, prompt delivery of financial statements to the lender of the lessee and prompt payment of taxes associated with the properties. As of September 30, 2004, the Company was in compliance with all material provisions of the arrangement.

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

The following table provides information with regard to our stock option grants during the nine months ended September 30, 2004 to the Named Executive Officers:

Individual Grants (1)
	Number of Securities Underlying Options Grant (#)	Exercise Price ($/share)		Expiration Date
Mark Templeton	37,500 37,500	$ $	22.47 17.55	April 12, 2009 August 1, 2009
John Burris	25,000 25,000	$ $	22.47 17.55	April 12, 2009 August 1,2009
David Henshall	17,500 17,500	$ $	22.47 17.55	April 12, 2009 August 1, 2009
Robert Kruger	15,000		$22.47	April 12, 2009
Stefan Sjostrom	12,500 22,500	$ $	22.47 17.55	April 12, 2009 August 1, 2009

(1)	These options vest over four years at a rate of 25% of the shares underlying the option one year from the date of the grant and at a rate of 2.08% monthly thereafter.

The following table presents certain information regarding option exercises and outstanding options held by Named Executive Officers as of and for the nine months ended September 30, 2004:

	Shares Acquired on Exercise (#)	Value Realized ($)(1)	Number of Securities Underlying Unexercised Options at September 30, 2004 Exercisable/Unexercisable	Values of Unexercised In-the-Money Options at September 30, 2004 ($) Exercisable/Unexercisable (2)
Mark Templeton	—	—	1,988,907 / 213,593	$2,269,097 / $596,653
John Burris	—	—	454,346 / 131,404	$467,523 / $388,818
Robert Kruger	6,500	$95,060	285,420 / 127,672	$232,587 / $372,957
David Henshall	—	—	70,834 / 164,166	$223,835 / $408,165
Stefan Sjostrom	—	—	240,168 / 122,082	$309,192 / $297,329

(1)	Amounts disclosed in this column were calculated based on the difference between the fair market value of our common stock on the date of exercise and the exercise price of the options in accordance with regulations promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and do not reflect amounts actually received by the named officers.
(2)	Value is based on the difference between the option exercise price and the fair market value at September 30, 2004 ($17.52 per share), multiplied by the number of shares underlying the option.

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

Results of Operations

The following table sets forth our condensed consolidated statements of income data and presentation of that data as a percentage of change from period-to-period (in thousands):

					Increase/(decrease) for the
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30, 2004 vs. September 30, 2003	Nine Months Ended September 30, 2004 vs. September 30, 2003
	2004	2003	2004	2003
Revenues:
Software licenses	$88,455	$90,069	$263,597	$279,144	(1.8)%	(5.6)%
Software license updates	70,406	43,406	196,284	118,205	62.2	66.1
Services	28,717	10,866	67,309	33,532	164.3	100.7

Total net revenues	187,578	144,341	527,190	430,881	30.0	22.4

Cost of revenues:
Cost of software license revenue	853	3,593	3,022	10,372	(76.3)	(70.9)
Cost of service revenues	4,543	1,757	11,535	4,745	158.6	143.1
Amortization of core and product technology (a)	3,379	2,801	10,011	8,312	20.6	20.4

Total cost of revenues(a)	8,775	8,151	24,568	23,429	7.7	4.9

Gross margin	178,803	136,190	502,622	407,452	31.3	23.4
Operating expenses:
Research and development	21,832	15,656	63,043	47,025	39.4	34.1
Sales, marketing and support	82,612	61,331	237,544	183,592	34.7	29.4
General and administrative	26,142	20,420	78,730	64,464	28.0	22.1
Amortization of other intangible assets(a)	1,894	67	4,493	229	*	*
In-process research and development	—	—	18,700	—	*	*

Total operating expenses(a)	132,480	97,474	402,510	295,310	35.9	36.3

Income from operations	46,323	38,716	100,112	112,142	19.6	(10.7)
Interest income	2,587	5,302	10,840	15,477	(51.2)	(30.0)
Interest expense	(7)	(4,558)	(4,360)	(13,630)	(99.8)	(68.0)
Write-off of deferred debt issuance costs	—	—	(7,219)	—	*	*
Other income, net	727	277	1,902	2,252	162.5	(15.5)

Income before income taxes	49,630	39,737	101,275	116,241	24.9	(12.9)
Income taxes	11,182	8,742	22,027	25,573	27.9	(13.9)

Net income	$38,448	$30,995	$79,248	$90,668	24.0%	(12.6)%

*	Not meaningful.
(a)	We reclassified the amortization of core and product technology previously classified as an operating expense to a component of cost of revenues. See note 1 to our condensed consolidated financial statements.

Net Revenues. Our operations consist of the design, development, marketing and support of access infrastructure software and services that enable effective and efficient enterprise-wide deployment and management of applications and information.

Net revenues include the following categories: Software Licenses, Software License Updates, and Services. Software Licenses primarily represent fees related to the licensing of our MetaFrame products, additional user licenses and management products. These revenues are reflected net of sales allowances and provisions for stock balancing return rights. The MetaFrame Presentation Server product accounted for approximately 93.3% of our Software License revenue for the three months ended September 30, 2004 and 95.0% for the nine months ended September 30, 2004 and 97.8% of our Software License revenue for the three months ended September 30, 2003 and 98.3% for the nine months ended September 30, 2003. Software License Updates consists of fees related to our Subscription Advantage program that are recognized ratably over the term of the contract, which is typically 12 to 24 months. Subscription Advantage (our terminology for post contract support) is a renewable program that provides subscribers with automatic delivery of software upgrades, enhancements and maintenance releases when and if they become available during the term of the subscription. Services consist primarily of technical support services and Web-based desktop access services revenue recognized ratably over the contract term, revenue from product training and certification, and consulting services revenue related to implementation of our software products, which are recognized as the services are provided.

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

Cost of Revenues. Cost of revenues consists primarily of amortization of product and core technology, compensation costs and other personnel-related costs of providing services, as well as costs of product media and duplication, manuals, packaging materials, shipping expense, service capacity costs and royalties.

Cost of revenues software licenses decreased $2.7 million for the three months ended September 30, 2004 compared to the three months ended September 30, 2003 and decreased $7.4 million for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 due primarily to a decrease in cost of royalties due to the expiration of certain royalty agreements. Cost of services revenues increased $2.8 million for the three months ended September 30, 2004 compared to the three months ended September 30, 2003 and increased $6.8 million for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 due to the Expertcity acquisition. Amortization of core and product technology increased $1.7 million when comparing the nine months ended September 30, 2004 to the nine months ended September 30, 2003 primarily due to an increase in core and product technology resulting from the Expertcity acquisition.

Gross Margin. Gross margin as a percent of revenue was 95.3% for the three months ended September 30, 2004 and 94.4% for the three months ended September 30, 2003 and 95.3% for the nine months ended September 30, 2004 and 94.6% for the nine months ended September 30, 2003. We currently anticipate that in the next 12 months, gross margin as a percentage of net revenues will remain relatively unchanged as compared with current levels. However, gross margin could fluctuate from time to time based on a number of factors attributable to the cost of revenues as described above.

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

Amortization of Other Intangible Assets. Amortization of other intangible assets increased $1.8 million for the three months ended September 30, 2004 compared to the three months ended September 30, 2003 and increased $4.3 million for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003, primarily due to the acquisition of certain finite-lived intangible assets associated with Expertcity and core technology we licensed from third parties. For more information regarding the Expertcity acquisition see “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Acquisitions” and note 4 to our condensed consolidated financial statements.

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

Liquidity and Capital Resources

EXPLANATORY NOTE

In response to comments received from the staff (the “Staff”) of the Securities and Exchange Commission (the “SEC”) in connection with the Staff’s normal periodic review of our filings, we are restating our accompanying September 30, 2004 and December 31, 2003 condensed consolidated balance sheets to correct an error in the classification of certain cash equivalents and investments that are pledged as collateral under our synthetic lease arrangement, credit default contracts and interest rate swaps to classify such assets separately as restricted cash equivalents and investments. In our filings with the SEC, we previously disclosed in narrative form the specific amounts pledged under our synthetic lease arrangement, credit default contracts and interest rate swaps from the inception of each arrangement and are now separately classifying the aggregate amounts pledged as long-term restricted cash equivalents and investments in our condensed consolidated balance sheets. Please refer to Note 1 to the accompanying condensed consolidated financial statements for additional information.

During the nine months ended September 30, 2004, we generated positive operating cash flows of $185.1 million. These cash flows related primarily to net income of $79.2 million, adjusted for, among other things, tax benefits from the exercise of non-statutory stock options and disqualifying dispositions of incentive stock options of $19.8 million, non-cash charges, including depreciation and amortization expenses of $30.1 million, the write-off of in-process research and development associated with the Expertcity acquisition of $18.7 million, provision for product returns of $4.4 million, the accretion of original issue discount and amortization of financing costs on our convertible subordinated debentures of $4.3 million, the write-off of deferred debt issuance costs on our convertible subordinated debentures of $7.2 million and an aggregate increase in cash flow from our operating assets and liabilities of $20.2 million. Our investing activities provided

$138.0 million of cash consisting primarily of the net proceeds, after reinvestment from sales and maturities of investments of $264.8 million, partially offset by the expenditure of $19.3 million for the purchase of property and equipment, the expenditure of $16.8 million related to the purchase of certain licensing agreements and core technology and cash paid for the Expertcity acquisition, net of cash acquired, of $90.8 million. Our financing activities used cash of $413.2 million related primarily to our expenditure of $355.7 million to redeem our convertible subordinated debentures and the expenditure of $82.8 million related to stock repurchase programs, partially offset by the proceeds received from the issuance of common stock under our employee stock-based compensation plans of $25.3 million.

During the nine months ended September 30, 2003, we generated positive operating cash flows of $186.4 million. These cash flows related primarily to net income of $90.7 million, adjusted for, among other things, tax benefits from the exercise of non-statutory stock options and disqualifying dispositions of incentive stock options of $16.7 million, non-cash charges, including depreciation and amortization expenses of $26.6 million and the accretion of original issue discount and amortization of financing costs on our convertible subordinated debentures of $13.6 million and an aggregate increase in cash flow from our operating assets and liabilities of $36.9 million due primarily to an increase in deferred revenue of $40.6 million. Our investing activities used $82.1 million of cash consisting primarily of the net purchases, after proceeds from sales and maturities, of investments of $73.7 million and expenditures of $7.0 million for our purchase of property and equipment. Our financing activities used cash of $89.4 million related primarily to our expenditure of $124.6 million for our stock repurchase programs, partially offset by the proceeds received from the issuance of common stock under our employee stock compensation plans of $34.6 million.

Cash and Investments

As of September 30, 2004, we had $394.2 million in cash and investments, including $92.8 million in cash and cash equivalents, as compared to $751.8 million at December 31, 2003. In addition, we had $83.2 million in working capital at September 30, 2004 as compared to $146.8 million at December 31, 2003. The decrease in working capital and cash and investments as compared to December 31, 2003, was due primarily to the redemption of our convertible subordinated debentures and to expenditures related to the Expertcity acquisition. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Liquidity and Capital Resources—Convertible Subordinated Debentures” and note 4 to our condensed consolidated financial statements for further information. We generally invest our cash and cash equivalents in investment grade, highly liquid securities to allow for flexibility in the event of immediate cash needs. Our short and long-term investments primarily consist of interest bearing securities.

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

Restricted Cash Equivalents and Investments

As of September 30, 2004, we had $146.7 million in restricted cash equivalents and investments. Approximately $62.8 million in investment securities and cash equivalents were pledged as collateral for specified obligations under our synthetic lease and approximately $83.9 million in investment securities were pledged as collateral for certain of our credit default contracts and interest rate swaps. We maintain the ability to manage the composition of the restricted cash equivalents and investments within certain limits and to withdraw and use excess investment earnings from the pledged collateral for operating purposes.

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

The synthetic lease includes certain financial covenants including a requirement for us to maintain a pledged balance of approximately $62.8 million in cash and/or investment securities as collateral, which is classified as restricted cash equivalents and investments in our accompanying condensed consolidated balance sheet. We maintain the ability to manage the composition of the restricted investments within certain limits and to withdraw and use excess investment earnings from the restricted collateral for operating purposes. Additionally, we must maintain a minimum cash and investment balance of $100.0 million, excluding our collateralized investments and equity investments, as of the end of each fiscal quarter. As of September 30, 2004, we had approximately $293.9 million in cash and investments in excess of those required levels. The synthetic lease includes non-financial covenants including the maintenance of the properties and adequate insurance, prompt delivery of financial statements to the lender of the lessee and prompt payment of taxes associated with the properties. As of September 30, 2004, we were in compliance with all material provisions of the arrangement.

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

General economic and market conditions, and other factors outside our control including terrorist and military actions, could adversely affect our business and impair the value of our investments. Any further downturn in general economic conditions could result in a reduction in demand for our products and services and could harm our business. These conditions make it difficult for us, and our customers, to accurately forecast and plan future business activities and could have a material adverse effect on our business, financial condition and results of operations. In addition, an economic downturn could result in an impairment in the value of our investments requiring us to record losses related to such investments. Impairment in the value of these investments may disrupt our ongoing business and distract management. As of September 30, 2004, we had $431.8 million of short and long-term investments, including restricted investments, with various issuers and financial institutions. In many cases we do not attempt to reduce or eliminate our market exposure on these investments and could incur losses related to the impairment of these investments. Fluctuations in economic and market conditions could adversely affect the value of our investments, and we could lose some of our investment portfolio. A total loss of an investment could adversely affect our results of operations and financial condition. For further information on these investments, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources.”

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

On March 7, 2005, the Company announced that it was restating its consolidated balance sheets and statements of cash flow for fiscal years 2003 and 2002 and for the first three quarters of 2004 to correct the presentation of cash and investments on the Company’s balance sheet. Previously, the Company presented collateral pledged under the Company’s synthetic lease, credit default contracts and interest rate swaps in cash equivalents, short-term investments and long-term investments. As a result of a normal periodic review of the financial reports of the Company by the staff of the Securities and Exchange Commission, the Company concluded that such pledged collateral should be presented as restricted cash equivalents and investments. In the fourth quarter of 2004, the Company corrected the presentation of cash and investments on its balance sheet. The Company has reflected such correction in its restated condensed consolidated balance sheets as of September 30, 2004 and December 31, 2003 and condensed consolidated statements of cash flows for the nine months ended September 30, 2003 and 2002 presented in this amended Annual Report on Form 10-Q/A. Please refer to Note 1 to the accompanying condensed consolidated financial statements for additional information.

As a result of the reststement of its consolidated balance sheets and statement of cash flows, the Company determined that there was a significant deficiency in its internal control over financial reporting as of September 30, 2004 related to its presentation on its balance sheet of collateral pledged under the Company’s synthetic lease arrangement, credit default contracts and interest rate swaps. The Company determined that such significant deficiency did not rise to the level of a material weakness in its internal control over financial reporting. Because the Company corrected its presentation of cash and investments in the fourth quarter of 2004, the Company believes that it corrected this significant deficiency.

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

	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share		Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares (or Units) that may yet be Purchased under the Plans or Programs
July 1, 2004 through July 31, 2004	1,645,980	$18.44	(2)	1,645,980	$116,773
August 1, 2004 through August 31, 2004	575,820	$15.88	(2)	575,820	$81,049
September 1, 2004 through September 30, 2004	731,023	$17.80	(2)	731,023	$81,049	(3)

Total	2,952,823	$17.78	(2)	2,952,823	$81,049

(1)	Represents shares received under the Company’s prepaid stock repurchase programs and shares acquired in open market purchases. The Company expended $39.6 million during the quarter ended September 30, 2004 for repurchases of the Company’s common stock. For more information see note 11 to the Company’s condensed consolidated financial statements.
(2)	These amounts represent the cumulative average price paid per share for shares acquired in open market purchases and received under the Company’s prepaid stock repurchase programs, some of which extend over more than one fiscal period.
(3)	Although the Company acquired additional shares during September 2004, the remaining dollar amount the Company has to repurchase shares pursuant to its stock repurchase program did not decrease from August 31, 2004 to September 30, 2004 because the shares acquired in September 2004 were received under the Company’s prepaid stock repurchase programs.

ITEM 6. EXHIBITS

(a) List of exhibits

Exhibit No.	Description
10.1 (1)	2000 Director and Officer Stock Option and Incentive Plan, Non-Qualified Stock Option Agreement

10.2 (1)	2000 Director and Officer Stock Option and Incentive Plan, Incentive Stock Option Agreement

31.1	Rule 13a-14(a) / 15d-14(a) Certification

31.2	Rule 13a-14(a) / 15d-14(a) Certification

32.1	Section 1350 Certifications

(1)	Previously filed.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 7th day of March 2005.

CITRIX SYSTEMS, INC.

By:	/s/ DAVID J. HENSHALL
David J. Henshall
Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1 (1)	2000 Director and Officer Stock Option and Incentive Plan, Non-Qualified Stock Option Agreement

10.2 (1)	2000 Director and Officer Stock Option and Incentive Plan, Incentive Stock Option Agreement

31.1	Rule 13a-14(a) / 15d-14(a) Certification

31.2	Rule 13a-14(a) / 15d-14(a) Certification

32.1	Section 1350 Certifications

(1)	Previously filed.