Form 10-Q/A
period 2004-09-30
CITRIX SYSTEMS INC
filed 2005-03-11
CIK 877890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 2

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

EXPLANATORY NOTE

Citrix Systems, Inc. (the “Company”) is filing this Amendment No. 2 to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, which was originally filed on November 5, 2004 and amended pursuant to an Amendment No. 1 on Form 10-Q/A on March 7, 2005, to correct date references contained in the first and second paragraphs of Part I, Item 4 – Controls and Procedures.

PART I: FINANCIAL INFORMATION

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

On March 7, 2005, the Company announced that it was restating its consolidated balance sheets and statements of cash flow for fiscal years 2003 and 2002 and for the first three quarters of 2004 to correct the presentation of cash and investments on the Company’s balance sheet. Previously, the Company presented collateral pledged under the Company’s synthetic lease, credit default contracts and interest rate swaps in cash equivalents, short-term investments and long-term investments. As a result of a normal periodic review of the financial reports of the Company by the staff of the Securities and Exchange Commission, the Company concluded that such pledged collateral should be presented as restricted cash equivalents and investments. In the fourth quarter of 2004, the Company corrected the presentation of cash and investments on its balance sheet. The Company has reflected such correction in its restated condensed consolidated balance sheets as of September 30, 2004 and December 31, 2003 and condensed consolidated statements of cash flows for the nine months ended September 30, 2004 and 2003 presented in this amended Quarterly Report on Form 10-Q/A. Please refer to Note 1 to the accompanying condensed consolidated financial statements for additional information.

As a result of the restatement of its condensed consolidated balance sheets and statements of cash flows, the Company determined that there was a significant deficiency in its internal control over financial reporting as of September 30, 2004 related to its presentation on its balance sheet of collateral pledged under the Company’s synthetic lease arrangement, credit default contracts and interest rate swaps. The Company determined that such significant deficiency did not rise to the level of a material weakness in its internal control over financial reporting. Because the Company corrected its presentation of cash and investments in the fourth quarter of 2004, the Company believes that it corrected this significant deficiency.

2

PART II: OTHER INFORMATION

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

3

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 11th day of March 2005.

CITRIX SYSTEMS, INC.

By:	/s/ DAVID J. HENSHALL
David J. Henshall
Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

4

EXHIBIT INDEX

Exhibit No.	Description
10.1 (1)	2000 Director and Officer Stock Option and Incentive Plan, Non-Qualified Stock Option Agreement

10.2 (1)	2000 Director and Officer Stock Option and Incentive Plan, Incentive Stock Option Agreement

31.1	Rule 13a-14(a) / 15d-14(a) Certification

31.2	Rule 13a-14(a) / 15d-14(a) Certification

32.1	Section 1350 Certifications

(1)	Previously filed.

5