Form 10-K
period 2004-12-31
CITRIX SYSTEMS INC
filed 2005-03-11
CIK 877890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 2004

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

Common Stock, $.001 Par Value

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes  ☒    No  ☐

The aggregate market value of Common Stock held by non-affiliates of the registrant computed by reference to the price of the registrant’s Common Stock as of the last business day of the registrant’s most recently completed second fiscal quarter (based on the last reported sale price on The Nasdaq National Market as of such date) was $3,464,675,126. As of March 8, 2005 there were 169,486,037 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required pursuant to Part III of this report is incorporated by reference from the Company’s definitive proxy statement, relating to the annual meeting of stockholders to be held in May 2005, pursuant to Regulation 14A to be filed with the Securities and Exchange Commission.

CITRIX SYSTEMS, INC.

I TEM 1.    BUSINESS

General

Citrix Systems, Inc. (“Citrix” or the “Company”), is a Delaware corporation founded on April 17, 1989. The Company designs, develops and markets access infrastructure software, services and appliances. The Company markets and licenses its products through multiple channels such as value-added resellers, channel distributors, system integrators, independent software vendors and its websites. The Company also promotes its products through relationships with a wide variety of industry participants, including Microsoft Corporation (“Microsoft”).

Business Strategy

Citrix is committed to achieving its vision of making every organization an on-demand enterprise where information is securely, easily and instantly accessible from virtually anywhere using any device. The Company’s business strategy leverages its ability to create and lead new markets through innovation and execution in all phases of product development, marketing and fulfillment.

The Company’s first wave of innovation, in the mid-1990s, enabled the virtualization of the Windows desktop, which made thin-client computing possible. The Company’s second wave of innovation, in the late-1990s, enabled the virtualization and centralization of most application types, making server-based computing possible. The Company’s third and ongoing wave of innovation is focused on creating access infrastructure that connects devices, networks and applications into a core business system that makes on-demand computing a reality.

Citrix Access Infrastructure as a Core Business System

The Company believes that access infrastructure has the potential of being viewed as a core business system because it solves a core business problem: getting the right information securely, easily and instantly to everyone who needs it, when they need it, wherever they are. This is becoming more difficult to accomplish as more and more people conduct business in remote and mobile situations – unpredictably moving from location to location, using multiple access devices, and connecting with a wide range of heterogeneous applications over wired, wireless and Web networks.

To meet this challenge, Citrix’s access infrastructure addresses one of the basic technical challenges businesses face today: the need to provide secure access to private information over both trusted and untrusted networks. Access infrastructure accomplishes this by connecting devices, networks and applications into a system that provides secure, easy and instant access to virtually any information source, for any authorized user, from virtually anywhere, using any connection.

The Company believes that its Citrix access infrastructure helps to transform any organization into an on-demand enterprise. This means that, for a single investment in access infrastructure, businesses get two key benefits: improved operational efficiency that reduces the cost of running Citrix’s business, and accelerated agility that enables the business to capitalize on more opportunities for growing the business.

When used together, Citrix access infrastructure products, including software, services and appliance-based solutions provide a set of capabilities that meet the access needs of end-users on the demand side of the information supply chain, as well as the needs of IT administrators on the supply side of the information supply chain. These capabilities include:

•	SmartAccess – Senses and responds to any access scenario for tailored secure access control.

•	SmoothRoaming – Delivers continuous access across devices, networks and locations for maximum mobility.

•	Instant collaboration – Easily shares workspaces and information from anywhere to increase workgroup and meeting productivity.

•	On-Demand assistance – Instantly access remote user support to increase business productivity and customer loyalty.

•	Robust and resilient foundation – Ensures scalability and continuous availability to support business changes.

•	Secure by design – Builds infrastructure with security as a foundation, not an afterthought.

•	Integrated identity management – Activate and manages the complete access lifecycle for improved workforce agility.

•	End-to-end visibility – Observes, monitors and measures access infrastructure resources for informed decision-making.

Citrix access infrastructure is sold as the Citrix MetaFrame Access Suite, as Citrix Online services, and beginning in 2005 as Citrix Gateway appliances. In addition to its access infrastructure solution portfolio of products and services, Citrix also offers customers consulting services, technical support services and product training and certification services.

The Citrix® MetaFrame® Access Suite Products

The Citrix MetaFrame Access Suite enables organizations to provide a secure, single point of access to enterprise applications and information on demand. The MetaFrame Access Suite centralizes access to applications and information and enables information technology (“IT”) staffs to deliver, manage, monitor and measure enterprise resources on demand. Citrix customers are able to run IT as a corporate computing utility, providing software as a service. This simplifies the complexity and reduces the costs of deploying and administering hundreds of heterogeneous applications and delivering them to end-users on demand virtually anywhere, anytime, to any device, over any connection.

In the MetaFrame Access Suite, each component product solves a particular access challenge for an organization, while all of the products work together seamlessly to enable the on-demand enterprise.

•	Citrix® MetaFrame® Presentation Server for Windows. The foundation of the MetaFrame Access Suite, Citrix MetaFrame Presentation Server is one of the world’s most widely deployed presentation servers for centrally managing heterogeneous applications and delivering their functionality as a service to workers, wherever they may be. MetaFrame Presentation Server is certified to run on Microsoft® Windows® 2000 Server and Windows Server™ 2003, and supports virtually any custom or commercially packaged Windows or Web application. MetaFrame Presentation Server provides an exceptional foundation to build highly scalable, flexible, secure, manageable access solutions that reduce computing costs and increase the utility of any information system.

•	Citrix® MetaFrame® Presentation Server for UNIX®. With Citrix MetaFrame Presentation Server for UNIX, remote, mobile, and local end-users in heterogeneous environments can access UNIX and Java™ applications from any device, over any connection, and no longer need multiple desktops or software emulation packages. Citrix MetaFrame Presentation Server for UNIX supports Sun Microsystems’ Solaris™ SPARC 9, Sun Solaris Intel, Hewlett-Packard’s HP-UX®, and IBM’s AIX®, and now includes new features to extend performance, usability and security.

•	Citrix® MetaFrame® Secure Access Manager. Citrix MetaFrame Secure Access Manager is an access control center that provides, protects and manages access to business information without compromising security, even across public networks, by providing granular resource control through SmartAccess capabilities. SmartAccess provides identity-driven access tailored to virtually any end-user environment by sense-and-respond technology, improving productivity for end-users while ensuring a highly secure access environment for the business. Citrix’s unique sense-and-respond technology autonomically analyzes the access scenario, then delivers the appropriate level of access without compromising security. Depending on who and where end-users are and what device and network they are using, end-users may be granted different levels of access – the ability to preview applications and documents but not edit them, for example, or the ability to edit but not save locally.

•	Citrix® MetaFrame® Password Manager. Citrix MetaFrame Password Manager provides password security and enterprise single sign-on access to Windows, Web, and host-based applications – whether or not those applications are locally installed, Web-based, or running in the Citrix Access Suite environment. End-users authenticate once with a single password, and MetaFrame Password Manager does the rest, automatically logging into password-protected information systems, enforcing password policies, and even automating end-user tasks, including password changes. MetaFrame Password Manager saves end-users time and saves businesses money by lowering help-desk support costs.

•	Citrix® MetaFrame® Conferencing Manager. Citrix MetaFrame Conferencing Manager adds intuitive application conferencing to MetaFrame Presentation Server and eliminates the geographical distance between team members, increases the productivity of meetings, and allows easy collaboration. Teams can now share application sessions, work together on document editing, and conduct online training regardless of the location of individual team members or the access devices or network connections they are using.

Collectively, these products accounted for approximately 50%, 63% and 69% of the Company’s net revenues in 2004, 2003 and 2002, respectively and are included in software licenses revenue in the accompanying consolidated statements of income.

•	Citrix Subscription Advantage™. To provide customers with the easiest and most convenient way to keep their Citrix software current, the Company markets software under the Citrix Subscription Advantage brand for an additional fee. Citrix Subscription Advantage is the Company’s terminology for post-contract support (“PCS”). Citrix Subscription Advantage is an annual, renewable program that provides subscribers with automatic delivery of software upgrades, enhancements and maintenance releases when and if they become available during the term of their subscription. This product accounted for approximately 36%, 29% and 20% of the Company’s net revenues in 2004, 2003 and 2002, respectively, and is included in software license updates revenue in the accompanying consolidated statements of income.

Citrix Online Services

In February 2004, the Company acquired Expertcity.com, Inc. (“Expertcity”), a market leader in Web-based desktop access as well as a leader in Web-based training and customer assistance products. During 2004, Expertcity was integrated into the Company as the Citrix Online division. The Company’s portfolio of access services now includes the following:

•	Citrix® GoToAssist™. Citrix GoToAssist transforms technical support into competitive advantage by reducing support costs while improving end-user productivity and increasing customer loyalty. With just a few mouse clicks, support staff can see what end-users see and vice versa, can chat with end-users in real time, guide them through a product demo, “push” a Web page or file transfer, or take permission-based control of the end-user’s mouse and keyboard to show how to resolve a problem.

•	Citrix® GoToMyPC®. Citrix GoToMyPC is an easy-to-use remote-access solution for accessing desktop resources, whether locally installed on the end-user’s computer or running in the Citrix MetaFrame environment. GoToMyPC works seamlessly with all products in the MetaFrame Access Suite, providing Web-based access to all desktop resources using Citrix’s advanced screen-sharing technology. End-users simply log in to the managed service, select from a list of active and authorized PCs, authenticate with a second password unique to their PC, and then can use and control their remote desktops as if actually sitting in front of them.

•	Citrix® GoToMeeting™. The instant collaboration solution, Citrix GoToMeeting is an easy-to-use and cost-effective online meeting solution for sharing desktop resources. As a hosted service, GoToMeeting needs minimal deployment, management and maintenance attention from IT staff. Anyone with a PC and Internet browser can host, attend or collaborate in an online meeting within seconds and without hassle. While alternative solutions have overage charges, per-attendee premiums, complex interfaces, and scheduling requirements, GoToMeeting offers All You Can Meet™ licensing that encourages better, more frequent and more spontaneous collaboration for greater productivity.

Citrix Online services accounted for approximately 6.0% of the Company’s net revenues in 2004 and is included in services revenue in the accompanying consolidated statements of income.

Citrix Access Gateway Products

In December 2004, the Company acquired Net6 Inc., a leader in providing secure access gateways. Beginning in 2005, the Company’s portfolio of access gateway appliances will include:

•	Citrix® Access Gateway. The Citrix Access Gateway is a new alternative to Internet Protocol Security (“IPSec”) and traditional Secure Socket Layer Virtual Private Networks (“SSL VPN”) that combines the strengths of IPSec and SSL VPN without their typical weaknesses, offered in an easy-to-deploy appliance. The gateway allows end-users to access IT resources in the same secure way whether they are in front of or behind the firewall, and gives end-users the same experience regardless of their location. For an IT administrator, installation and configuration of both the appliance and client is quick and easy. In addition, as the single point of access, the gateway greatly reduces the complexity and cost involved in managing a variety of different access scenarios for end-users.

•	Citrix® Application Gateway. The Citrix Application Gateway delivers productivity applications to end-users of Internet Protocol (“IP”) telephones and mobile devices, enabling enterprises to further leverage their IP telephony investment and increase workforce productivity by delivering converged applications to the screens and speakers of IP telephones. The Application Gateway delivers applications to end-users of IP telephones from leading IP PBX vendors including Avaya, Cisco, Mitel, NEC, Nortel Networks and Siemens.

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

These services accounted for approximately 8% of the Company’s net revenues in 2004, 2003 and 2002 and are included in services revenue in the Company’s accompanying consolidated statements of income.

Citrix Technology

Citrix products are based on a full range of industry-standard technologies. In addition, some Citrix products also include the Company’s proprietary technologies known as the Independent Computing Architecture (“ICA”) protocol, which allows an application’s graphical end-user interface to be displayed on virtually any client device while the application logic is executed on a central server. Because the ICA® protocol moves client-based application processing to the server, this approach enables centralized management of applications, end-users, servers, licenses and other system components for greater efficiency and lower cost.

The Company’s ICA® technology also minimizes the amount of data traveling across an end-user’s network as only encrypted screen refreshes, keystrokes and mouse clicks are transported to and from the client device. This increases remote access security, improves application performance and allows even wireless access to the latest, most powerful applications and information.

Citrix products are also based on the industry-standard Extensible Markup Language (“XML”). Leveraging XML assures open systems interaction for customers regardless of data source or platform. And by supporting XML, which is the standard for future Web services-based applications, Citrix helps customers get from the client/server world of today to the Web services environments of tomorrow.

Citrix Customers

Citrix offers a portfolio of products and services that target small, medium and large sized organizations in the commercial, government and education sectors. Currently, Citrix has more than 160,000 customers worldwide, including 100% of the Fortune 100, 99% of the Fortune 500 and 97% of the Fortune Global 100.

The Company offers perpetual software licenses for MetaFrame Access Suite products, annual subscriptions for Web-based Citrix Online services, and beginning in 2005 specialized hardware appliances for Citrix Access Gateway products. Perpetual license software products come in both “shrink wrapped” and electronic-based forms. The Company distributes the software in various formats including traditional “boxed” packages for small projects and customers and electronically downloaded formats for its large projects and enterprise customers. The Company’s Web-based services can be accessed over any Internet connection during the subscription period. Hardware appliances come pre-loaded with software for which customers can purchase perpetual licenses.

Technology Relationships

The Company has entered into a number of technology relationships to develop customer markets for its products, broaden the use of the ICA protocol as an industry standard technology for distributed Windows and non Windows applications and to accelerate the development of its existing and future product lines.

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

In May 2002, the Company signed an agreement with Microsoft to provide the Company with access to Microsoft Windows Server source code for current and future Microsoft Server operating systems, including access to Windows Server 2003 and terminal services source code, during the three year term of the agreement. This agreement was terminated in December 2004 and did not provide for payments to or from Microsoft.

In December 2004, the Company entered into a technology collaboration agreement with Microsoft to further enhance the overall extensibility of Windows® Terminal Server. In conjunction with the technology collaboration agreement, the Company and Microsoft entered into a patent cross license and source code licensing agreements to renew the Company’s access to source code for current versions of Microsoft Windows Server that had previously been provided to the Company pursuant to the agreement between Microsoft and the Company dated May 2002. The technology collaboration agreement also provides for access by the Company to the source code for the forthcoming Microsoft Windows Server codenamed “Longhorn.” The technology collaboration agreement has a five-year term which expires in December 2009. The technology collaboration, patent cross license and source code licensing agreements do not provide for payments to or from Microsoft.

There can be no assurances that the Company’s agreements with Microsoft will be extended or renewed by Microsoft upon their respective expirations or that, if renewed or extended, such agreements will be on terms favorable to the Company. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Factors Which May Affect Future Results.”

Additional Relationships.    As of December 31, 2004, the Company had entered into approximately 100 ICA license agreements. Currently, numerous devices incorporate Citrix ICA, including Windows CE devices, Macintosh clients, Linux Terminals, and other information appliances, such as wireless phones and other handheld devices. ICA licensees include Wyse Technologies, Hewlett-Packard, Neoware, Fujitsu, MaxSpeed and SAP AG, among others.

In addition, the Citrix accessPARTNER network includes Citrix Alliance Partners™ , which are a coalition of industry-leading companies from across the IT spectrum who work with the Company to design and market complementary solutions for the Company and the customers of Citrix Alliance Partners. The Company’s existing alliance and channel programs, including the Citrix Business Alliance, are now included as part of the Citrix accessPARTNER network. For further information on the Citrix accessPARTNER network see “— Sales, Marketing and Support.” By the end of 2004, the number of Citrix Alliance Partners had grown to approximately 1,800 members, including hardware, software, global and regional consulting alliances. Citrix Premier Plus Alliance Partners include Microsoft, Dell, IBM, EMC2, Hewlett-Packard, Siebel Systems, SAP AG, Sun Microsystems and Oracle.

Research and Development

The Company focuses its research and development efforts on developing new products and core technologies for its access infrastructure markets and further enhancing the functionality, reliability, performance and flexibility of existing products. In 2004, the Company acquired additional expertise in Web-based services, telephony, voice over internet protocol and secure access appliances. The Company solicits extensive input concerning product development from end-users, both directly from end-customers and indirectly through its channel distributors.

The Company believes that its software development team and core technologies represent a significant competitive advantage for the Company. Included in the software development team is a group focused on research activities that include prototyping ways to integrate emerging technologies and standards into the Company’s product offerings, such as emerging Web services technologies and Microsoft’s newest Windows Server technologies. Other groups within the software development team have expertise in XML-based software development, integration of acquired technology, multi-tier Web-based application development and deployment and secure sockets layers-based (“SSL”) secure access. The Company maintains a team working on-site at Microsoft focused on enhancing and adding value to the next generation of Microsoft Windows Server products and operating systems.

The software development team also includes a number of key employees who were instrumental in the release of Microsoft’s Window’s NT 4.0 Terminal Server Edition, have expertise in current Microsoft and UNIX operating system environments (Solaris, AIX, HP-UX, and Linux), and were key members from the engineering team that developed the original version of OS/2 at IBM. During 2004, 2003 and 2002, the Company incurred research and development expenses of approximately $86.4 million, $64.4 million and, $68.9 million, respectively.

Sales, Marketing and Support

The Company markets and licenses its products primarily through multiple channels worldwide, including value added resellers, channel distributors, system integrators (“SI”s) and independent software vendors (“ISV”s), managed by the Company’s worldwide sales force. The Company provides training and certification to integrators, value-added resellers and consultants for a full-range of Citrix-based application deployment and management solutions and services through its accessPARTNER network.

As of December 31, 2004, the Company had relationships with approximately 90 distributors and approximately 4,700 Citrix Solution Advisors worldwide. A number of entities with which the Company has channel relationships provide additional end-customer sales channels for the Company’s products under either a Citrix brand or embedded in the licensee’s own software product. For information regarding entities with which the Company has technology relationships, including Citrix Alliance Partners, see “— Technology Relationships.”

In 2004, the Company established the global network of partners called Citrix accessPARTNER. This network spans the system integrators, value-added distributors, resellers, alliance partners, developers, and certified and education professionals who advise on, sell, implement, and provide training for Citrix products and services. At the core of this community are the Citrix Solution Advisors who deliver strategic and successful access infrastructure solutions to Citrix customers. Early in 2004, the Company introduced a new program called Citrix Advisor Rewards designed to reward partners for registering projects, submitting forecasts early in the sales process, and providing value-based solutions around Citrix access infrastructure.

The Company regularly takes actions to improve the effectiveness of and strengthen its channel relationships, including eliminating non-performing partners, adding new partners with expertise in selling into new markets, and forming additional relationships with global and regional SIs and ISVs. During 2004 and 2003, the Company particularly focused on streamlining and simplifying sales processes, improving channel incentive programs to reward solution-selling, and training. The Company combined its existing channel programs, including the Citrix Solutions Network™, into the Citrix accessPARTNER network, a single, global network that spans the solution advisors, SIs, value-added distributors, resellers, alliance partners, and certified education professionals who advise on, sell, implement and provide training for the Citrix MetaFrame Access Suite and related products and services. At the core of this community are Solution Advisors — value-added resellers who deliver strategic and successful access infrastructure solutions for customers. SIs and ISVs are becoming a more central part of Citrix’s strategy in the large enterprise and government markets. The SI program includes members such as IBM, HP, Computer Sciences Corporation, Electronic Data Systems Corporation, Schlumberger, Siemens and Northrop Grumman. The ISV program has a strong representation from targeted industry verticals such as healthcare, financial services and telecommunications. Members in the ISV program include Amdocs, Cerner, Dell, McKesson, Siemens Medical Health Solutions, Reynolds & Reynolds, ESRI and Ericsson, among others.

The Company’s sales and marketing organization actively supports its distributors and resellers. The Company’s sales organization consists of field-based systems sales engineers and corporate sales professionals. Additional sales personnel, based in North America, Europe, Africa, Asia, Australia and South America, support these field personnel. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” and Note 12 to the Company’s Notes to Consolidated Financial Statements for information regarding the Company’s segments. These additional sales personnel recruit prospective customers, provide technical advice with respect to the Company’s products and work closely with key distributors and resellers of the Company’s products. During 2004 and 2003, the Company grew its sales force of sales professionals that work closely with partners to sell to medium and large enterprise customers to achieve the appropriate combination of relationships for licensing, integration and consulting to meet customers’ needs. These and other account penetration efforts are part of the Company’s strategy to increase the usage of Citrix software within the customer’s IT organization.

The Company’s marketing department provides training, sales event support, sales collateral, advertising, direct mail and public relations coverage to its indirect channels to aid in market development and in attracting new customers. In 2003, the Company launched a multi-million-dollar, worldwide advertising campaign. Beginning September 2003, and extending throughout 2004 and into 2005, this multi-media campaign combines CIO-targeted and customer-focused print, Web, billboard and radio advertisements to raise Citrix’s brand awareness using the CIOs of household-name customers to describe the benefits of becoming an on-demand enterprise with Citrix access infrastructure.

The Company provides most of its distributors with stock balancing and price protection rights. These transactions are estimated and provided for at the time of sale as a reduction of revenue. Stock balancing rights permit distributors to return products to the Company up to the forty-fifth day of the fiscal quarter, subject to ordering an equal dollar amount of other Citrix products prior to the last day of the same fiscal quarter. The Company is not obligated to accept product returns from its distributors under any other conditions, unless the product item is defective in manufacture. Product items returned to the Company under the stock-balancing program must be in new, unused and unopened condition. Price protection rights require that the Company grant retroactive price adjustments for inventories of Citrix products held by distributors or resellers if the Company lowers its prices for such products. In the event that the Company decides to reduce its prices, it will establish a reserve to cover exposure to distributor inventory. The Company has not reduced and has no current plans to reduce the prices of its products for inventory currently held by distributors or resellers. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” and Note 2 to the Company’s Notes to Consolidated Financial Statements for information regarding the Company’s revenue recognition policy.

Except for the Web-based desktop access services offered by the Citrix Online division, the Company’s other service activities are related to post-sale technical support, pre- and post-sale consulting and product training services. Post-sale technical support is offered through Citrix-operated support centers located in the United States, Ireland, Tokyo and Australia. In most cases, the Company provides technical advice to channel distributors and entities with which the Company has a technology relationship, who act as the first line of technical assistance for end-customers. In some cases, end-customers can also choose from a Citrix-delivered fee-based support program ranging from one-time incident charges to an enterprise-level support agreement covering multiple sites and servers. In addition, the Company also provides free technical advice through on-line support systems, including its Web-based “Knowledge Center.” For pre- and post-sale consulting, Citrix Consulting, a consulting services organization, provides both exploratory and fee-based consulting services. These services include on-site systems design and implementation services targeted primarily at enterprise-level clients with complex IT environments. Citrix Consulting is also responsible for the development of best practice knowledge that is disseminated to businesses with which Citrix has a business relationship and end-customers through training and written documentation. Leveraging these best practices enables the Company’s integration resellers to provide more complex systems, reach new buyers within existing customer organizations and provide more sophisticated system proposals to prospective customers. Training services for business, end-customers and partners are provided through the Company’s CALC program and eLearning. CALCs are staffed with instructors that have been certified by Citrix and teach their students using Citrix-developed courseware. Over 300 of the world’s leading IT training organizations are CALCs. eLearning is available through both CALCs and from Citrix’s website.

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

In addition, alternative products for secure, remote access in the Internet software and hardware markets directly and indirectly compete with the Company’s current products and anticipated future product offerings. Existing or new products that extend Internet software and hardware to provide Web-based information and application access or interactive computing can materially impact the Company’s ability to sell its products in this market. The Company’s competitors in this market include Cisco, Juniper Networks, Oracle, Sun Microsystems, WebEx Communications, Inc. and other makers of secure remote access solutions.

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

Proprietary Technology

The Company’s success is dependent upon certain proprietary technologies and core intellectual property. The Company has been awarded a number of domestic and foreign patents and has a number of pending patent applications in the United States and foreign countries. The Company’s technology is also protected under copyright laws. Additionally, the Company relies on trade secret protection and confidentiality and proprietary information agreements to protect its proprietary technology. The Company has trademarks or registered trademarks in the United States and other countries, including Citrix®, ICA®, MetaFrame®, MetaFrameXP®, GoToMyPC®, GoToAssistTM®, GoToMeetingTM and the Citrix® logo.

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

Available Information

The Company’s Internet address is http://www.citrix.com. The Company makes available, free of charge, on or through the Company’s website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements on Form DEF 14A and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

Employees

As of December 31, 2004, the Company had 2,656 employees. The Company believes its relations with employees are good. In certain countries outside of the United States, the Company’s relations with employees are governed by labor regulations.

ITEM 2.    PROPERTIES

The Company’s corporate offices are located in Fort Lauderdale, Florida. The Company’s corporate offices include leased and subleased office space totaling approximately 461,000 square feet. In addition, the Company leases approximately 142,000 square feet of office space in other locations in the United States and Canada.

The Company leases and subleases a total of approximately 240,000 square feet of office space in various other facilities in Europe, Latin America, the Asia-Pacific region, the Middle East and Africa. In addition, the Company owns land and buildings in the United Kingdom with approximately 48,000 square feet of office space.

ITEM 3.    LEGAL PROCEEDINGS

The Company is a defendant in various litigation matters generally arising out of the normal course of business. Although it is difficult to predict the ultimate outcome of these cases, management believes, based on discussions with counsel, that the ultimate outcome will not materially affect the Company’s business, financial position, results of operations or cash flows.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	High	Low
Year Ended December 31, 2005:
First quarter (through March 8, 2005)	$24.00	$23.28
Year Ended December 31, 2004:
Fourth quarter	$25.82	$19.07
Third quarter	$19.16	$15.09
Second quarter	$23.10	$18.86
First quarter	$22.72	$18.50
Year Ended December 31, 2003:
Fourth quarter	$26.94	$21.16
Third quarter	$24.50	$16.93
Second quarter	$23.26	$13.30
First quarter	$14.76	$10.98

On March 8, 2005 the last reported sale price of the Company’s common stock on The Nasdaq National Market was $23.70 per share. As of March 8, 2005, there were approximately 1,141 holders of record of the Company’s common stock.

The Company currently intends to retain any earnings for use in its business, for investment in acquisitions and to repurchase shares of its common stock. The Company does not currently anticipate paying any cash dividends on its capital stock in the foreseeable future.

Equity Compensation Plan Information

See Part III, Item 12 for information regarding securities authorized for issuance under the Company’s equity compensation plans.

Issuer Purchases of Equity Securities

The Company’s Board of Directors has authorized an ongoing stock repurchase program with a total repurchase authority granted to the Company of $1.0 billion, of which $200 million was authorized in February 2005. The objective of the stock repurchase program is to manage actual and anticipated dilution and to improve shareholders’ returns. At December 31, 2004, approximately $42.0 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. The following table shows the monthly activity related to the Company’s stock repurchase program for the three month period ending December 31, 2004:

	Total Number of Shares Purchased (1)	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate dollar value of Shares that may yet be Purchased under the Plans or Programs (in thousands)
October 1, 2004 through October 31, 2004	155,590	$20.17	(2)	155,590	$81,049
November 1, 2004 through November 30, 2004	126,463	$17.67	(2)	126,463	$91,953	(3)
December 1, 2004 through December 31, 2004	164,051	$24.93	(2)	164,051	$41,954

Total	446,104	$21.21	(2)	446,104	$41,954

(1)	Represents shares received under the Company’s prepaid stock repurchase programs and shares acquired in open market purchases. The Company expended a net amount of $39.1 million during the quarter ended December 31, 2004 for repurchases of the Company’s common stock. For more information see Note 7 to the Company’s consolidated financial statements.

(2)	These amounts represent the cumulative average of the price paid per share for shares acquired in open market purchases and those received under the Company’s prepaid stock repurchase programs, some of which extend over more than one fiscal period.

(3)	Amount available under the remaining dollar amount the Company has to repurchase shares pursuant to its stock repurchase program increased due to the refund of the notional amount and the receipt of a premium received under one of its prepaid structured programs in November 2004.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(In thousands, except per share data)
Consolidated Statements of Income Data:
Net revenues	$741,157	$588,625	$527,448	$591,629	$470,446
Cost of revenues	26,423	31,072	29,841	41,451	41,549

Gross margin	714,734	557,553	497,607	550,178	428,897
Operating expenses:
Research and development	86,357	64,443	68,923	67,699	50,622
Sales, marketing and support	337,566	252,749	235,393	224,108	180,384
General and administrative	106,516	85,672	88,946	85,212	58,685
Amortization of other intangible assets(a)	6,204	300	485	37,228	17,900
In-process research and development	19,100	—	—	2,580	—
Write-down of technology(b)	—	—	—	—	9,081

Total operating expenses	555,743	403,164	393,747	416,827	316,672

Income from operations	158,991	154,389	103,860	133,351	112,225
Interest income	14,274	21,120	30,943	42,006	41,313
Interest expense	(11,586)	(18,280)	(18,163)	(20,553)	(17,099)
Other income (expense), net	2,754	3,458	(3,483)	(2,253)	(1,422)

Income before income taxes	164,433	160,687	113,157	152,551	135,017
Income taxes	32,887	33,744	19,237	47,291	40,505

Net income	$131,546	$126,943	$93,920	$105,260	$94,512

Diluted earnings per share(c)	$0.75	$0.74	$0.52	$0.54	$0.47

Diluted weighted-average shares outstanding(c)(d)	174,734	171,447	179,359	194,498	199,731

	December 31,
	2004	2003	2002	2001	2000
	(In thousands)
Consolidated Balance Sheet Data:
Total assets	$1,286,084	$1,344,939	$1,161,531	$1,208,230	$1,112,573
Current portion of long-term debt	—	351,423	—	—	—
Long term debt, capital lease obligations, put warrants and common stock subject to repurchase	—	—	350,024	362,768	346,229
Stockholders’ equity	924,905	706,798	614,590	647,330	592,875

(a)	On January 1, 2002 the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. Pursuant to SFAS No. 142, the Company ceased amortizing goodwill.

(b)	During 2000, the Company recorded impairment write-downs of previously acquired core technology of $9.1 million.

(c)	Diluted earnings per share and diluted weighted-average shares outstanding have been adjusted to reflect the two-for-one stock split in the form of a stock dividend declared on January 19, 2000 and paid on February 16, 2000 to holders of record of the Company’s Common Stock on January 31, 2000.

(d)	Pursuant to the Company’s stock repurchase programs, the effect on the calculation of weighted-average shares outstanding from repurchase activities was 2.1 million, 5.4 million, 8.2 million, 3.2 million and 0.8 million in 2004, 2003, 2002, 2001 and 2000, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We design, develop and market access infrastructure software, services and appliances. We market and license our products through multiple channels such as value-added resellers, channel distributors, system integrators, independent software vendors and our websites. We also promote our products through relationships with a wide variety of industry participants, including Microsoft Corporation (“Microsoft”).

Acquisitions

Net6

On December 8, 2004, we acquired all of the issued and outstanding capital stock of Net6, Inc. or Net6, a leader in providing secure access gateways. The acquisition extends our ability to provide easy and secure access to virtually any resource, both data and voice, on-demand. The results of operations of Net6 are included in our results of operations beginning after December 8, 2004 as part of our Americas geographic segment. The consideration for this transaction was approximately $49.2 million paid in cash. In addition to the purchase price, there were direct transaction costs associated with the acquisition of approximately $1.7 million. The sources of funds for consideration paid in this transaction consisted of available cash and investments.

Expertcity

On February 27, 2004, we acquired all of the issued and outstanding capital stock of Expertcity.com, Inc. or Expertcity, a market leader in Web-based desktop access as well as a leader in Web-based training and customer assistance products. The results of operations of Expertcity are included in our results of operations beginning after February 27, 2004.

The consideration for this transaction was approximately $241.4 million, comprised of approximately $112.6 million in cash, approximately 5.9 million shares of our common stock valued at approximately $124.4 million and direct transaction costs of approximately $4.4 million. These amounts include additional common stock earned by Expertcity upon the achievement of certain revenue and other financial milestones during 2004 pursuant to the merger agreement, which will be issued during 2005. The fair value of the common stock earned as additional purchase price consideration was recorded as goodwill on the date earned. The sources of funds for consideration paid in this transaction consisted of available cash and investments and our authorized common stock. There is no further contingent consideration related to the transaction.

Purchase Accounting for Our Acquisitions

Under the purchase method of accounting, the purchase price was allocated to Expertcity’s and Net6’s respective net tangible and intangible assets based on their estimated fair values. Independent valuation specialists assisted us in determining the fair values of a significant portion of the net assets associated with these transactions.

The allocation of the purchase price is summarized below (in thousands):

	Expertcity		Net6
	Purchase Price Allocation	Asset Life	Purchase Price Allocation	Asset Life
Current assets	$26,085		$2,107
Property and equipment	1,998	Various	204	Various
In-process research and development	18,700		400
Intangible assets	50,800	3-7 years	20,300	3-7 years
Goodwill	165,758	Indefinite	33,506	Indefinite

Assets acquired	263,341		56,517
Current liabilities	13,617		2,836
Deferred tax liability	8,292		2,812

Total liabilities assumed	21,909		5,648

Net assets acquired, including direct transaction costs	$241,432		$50,869

Net assets acquired from Expertcity consisted mainly of cash and investments, accounts receivable, deferred revenues and other current liabilities. Net liabilities acquired from Net6 consisted mainly of cash, accounts receivable, deferred revenues and other current and long-term liabilities.

Intangible assets acquired in the Expertcity acquisition are comprised of core and product technologies, trade names, covenants not to compete and customer relationships. Intangible assets acquired in the Net6 acquisition are comprised of core and product technologies, customer relationships and covenants not to compete. The goodwill recorded in relation to these acquisitions is not deductible for tax purposes. The valuation of the trade names for Expertcity was determined based on assigning a royalty rate to the revenue stream that was expected from the services using the trade name. The pre-tax royalty rate was applied to the product revenue and discounted to a present value. The valuation of core and product technology was based on the estimated discounted future cash flows associated with Expertcity’s and Net6’s existing products. The value of customer relationships was determined based on Expertcity’s and Net6’s estimated future discounted cash flows of the relationships in place after considering historical attrition rates.

We expensed purchased in–process research and development of approximately $18.7 million related to the Expertcity acquisition and $0.4 million related to the Net6 acquisition immediately upon the closing of the mergers. For more information regarding the in-process research and development acquired from Expertcity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations” and note 3 to our consolidated financial statements.

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

We sell most of our MetaFrame Access Suite products bundled with an initial subscription for software license updates that provide the end-user with free enhancements and upgrades to the licensed product on a when and if available basis. Customers may also elect to purchase technical support, product training or consulting services. We allocate revenue to software license updates and any other undelivered elements of the arrangement based on vendor specific objective evidence, or VSOE, of fair value of each element and such amounts are deferred until the applicable delivery criteria and other revenue recognition criteria have been met. The balance of the revenue, net of any discounts inherent in the arrangement, is allocated to the delivered software product using the residual method and recognized at the outset of the arrangement as the software licenses are delivered. If we cannot objectively determine the fair value of each undelivered element based on VSOE, we defer revenue recognition until all elements are delivered, all services have been performed, or until fair value can be objectively determined. We must apply judgment in determining all elements of the arrangement and in determining the VSOE of fair value for each element, considering the price charged for each product or applicable renewal rates for software license updates.

In the normal course of business, we do not permit product returns, but we do provide most of our distributors and value added resellers with stock balancing and price protection rights. Stock balancing rights permit distributors to return products to us up to the forty-fifth day of the fiscal quarter, subject to ordering an equal dollar amount of our other products prior to the last day of the same fiscal quarter. Price protection rights require that we grant retroactive price adjustments for inventories of our products held by distributors or resellers if we lower our prices for such products. We establish provisions for estimated returns for stock balancing and price protection rights, as well as other sales allowances, concurrently with the recognition of revenue. The provisions are established based upon consideration of a variety of factors, including, among other things, recent and historical return rates for both specific products and distributors, estimated distributor inventory levels by product, the impact of any new product releases and projected economic conditions. Actual product returns for stock balancing and price protection provisions incurred are, however, dependent upon future events, including the amount of stock balancing activity by our distributors and the level of distributor inventories at the time of any price adjustments. We continually monitor the factors that influence the pricing of our products and distributor inventory levels and make adjustments to these provisions when we believe actual returns and other allowances could differ from established reserves. Our ability to recognize revenue upon shipment to our distributors is predicated on our ability to reliably estimate future stock balancing returns. If actual experience or changes in market condition impairs our ability to estimate returns, we would be required to defer the recognition of revenue until the delivery of the product to the end-user. Allowances for estimated product returns amounted to approximately $2.3 million at December 31, 2004 and $3.0 million at December 31, 2003. The decrease in allowances for estimated product returns is a reflection of the decrease in stock rotation experience primarily due to a reduction in packaged product inventory held by our distributors resulting from an increase in enterprise customer license arrangements, which are typically delivered electronically. We have not reduced and have no current plans to reduce our prices for inventory currently held by distributors or resellers. Accordingly, there were no reserves required for price protection at December 31, 2004 or December 31, 2003. We also record reductions to revenue for customer programs and incentive offerings including volume-based incentives, at the time the sale is recorded. If market conditions were to decline, we could take actions to increase our customer incentive offerings, which could result in an incremental reduction to our revenue at the time the incentive is offered.

Core and Product Technology Assets.    We review acquired core and product technology assets for impairment on a periodic basis by comparing the estimated net realizable value to the unamortized cost of the technology. We have acquired our core and product technology assets primarily from our Net6, Expertcity and Sequoia acquisitions as well as under other third party agreements. The core and product technology assets acquired in our Net6 acquisition will extend our ability to provide easy and secure access through our MetaFrame Access Suite of products. The core and product technology assets acquired in our Expertcity acquisition form the basis of our Citrix Online division and the assets acquired in our Sequoia acquisition, as well as under other third party agreements, form the basis for our MetaFrame Secure Access Manager product. The recoverability of these technologies is primarily dependent upon our ability to commercialize these products. The estimated net realizable value of the purchased Sequoia and other technology is based on the estimated undiscounted future cash flows associated with our MetaFrame Secure Access Manager. The estimated net realizable value of the purchased Expertcity technology is based on the estimated undiscounted future cash flows associated with our Citrix Online services. Our revenues are forecasted based on historical sales, data received from rate projections on our subscribing customer base and estimates from our sales channels and end-customer sales force. Our assumptions about future revenues and expenses require significant judgment associated with the forecast of MetaFrame Secure Access Manager and our Citrix Online products. Actual revenues and costs could vary significantly from these forecasted amounts. As of December 31, 2004, the estimated undiscounted future cash flows expected from core and product technology assets from these acquisitions is sufficient to recover their carrying value. If these products are not ultimately accepted by our customers, and there is no alternative future use for this technology, we could determine that some or all of their remaining $36.3 million carrying value is impaired. In the event of impairment, we would record an impairment charge to earnings that could have a material adverse effect on our results of operations.

On December 8, 2004, we acquired Net6, which resulted in additional core and product technology of $13.3 million, net of amortization, at December 31, 2004. For more information concerning our acquisition of Net6, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Acquisitions.”

Goodwill.    At December 31, 2004, we had $361.5 million in goodwill primarily related to our acquisitions of Net6, Expertcity and Sequoia. The goodwill recorded in relation to these acquisitions is not deductible for tax purposes. We operate in a single market consisting of the design, development, marketing and support of access infrastructure software, hardware and services for enterprise applications. Our revenues are derived from sales in the Americas, Europe, the Middle East and Africa, or EMEA, and Asia-Pacific regions and from our Citrix Online division. These three geographic regions and the Citrix Online division constitute our reportable segments. See note 12 to our consolidated financial statements for additional information regarding our reportable segments. We evaluate goodwill along these segments, which represent our reporting units. Substantially all of our goodwill at December 31, 2004 was associated with our Americas and Citrix Online reportable segments.

On January 1, 2002, we adopted Statement of Financial Accounting Standard or SFAS No. 142, Goodwill and Other Intangible Assets. As a result of adopting SFAS No. 142, our goodwill is no longer amortized but is subject to an annual impairment test. In accordance with SFAS No. 142, we ceased amortizing goodwill with a net book value at January 1, 2002 of $152.4 million, including $10.1 million of acquired workforce previously classified as purchased intangible assets. Excluding goodwill, we have no intangible assets deemed to have indefinite lives.

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

Current and Deferred Tax Assets.    We are required to estimate our income taxes in each of the jurisdictions in which we operate as part of the process of preparing our consolidated financial statements. At December 31, 2004, the Company has $40.8 million in net deferred tax assets. SFAS No. 109, Accounting for Income Taxes, requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is not more likely than not that some portion or all of the deferred tax assets will be realized. Management reviews deferred tax assets periodically for recoverability and makes estimates and judgments regarding the expected geographic sources of taxable income, gains from investments, as well as tax planning strategies in assessing the need for a valuation allowance. At December 31, 2004, we determined that a valuation allowance of approximately $1.3 million relating to foreign tax credit carryovers was necessary to reduce our deferred tax assets to the amount that will more likely than not be realized. If the estimates and assumptions used in our determination change in the future, we could be required to revise our estimates of the valuation allowances against our deferred tax assets and adjust our provisions for additional income taxes.

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

As of December 31, 2004, we had six stock-based compensation plans, including plans assumed in acquisitions. We typically grant stock options for a fixed number of shares to employees with an exercise price equal to or above the market value of the shares at the date of grant. As discussed in note 2 to our consolidated financial statements, we apply the intrinsic value method under Accounting Principles Board or APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for our plans except for 51,546 options assumed as part of the Net6 acquisition, which were accounted for in with FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB Opinion No. 25) because they had an exercise price below market value. No stock-based compensation cost has been reflected in net income except for the amounts related to the 51,546 options assumed as part of the Net6 acquisition. The impact of our fixed stock plans and our stock purchase plan on our consolidated financial statements from the use of options is reflected in the calculation of earnings per share in the form of dilution.

The following table (in thousands, except option price) provides information as of December 31, 2004 about the securities authorized for issuance to our employees and directors under our fixed stock compensation plans, consisting of our Amended and Restated 1995 Stock Plan, the Third Amended and Restated 1995 Employee Stock Purchase Plan, the Amended and Restated 1995 Non-Employee Director Option Plan and the Second Amended and Restated 2000 Director and Officer Stock Option and Incentive Plan:

	(A)	(B)	(C)
Plan	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	36,876	$25.23	42,872
Equity compensation plans not approved by security holders*	52	3.86	—

Total	36,928	$25.20	42,872

*	Consists of the Amended and Restated 2000 Stock Incentive Plan of Net6 Inc. and the Amended and Restated 2003 Stock Incentive Plan of Net6 Inc., each of which we assumed in our acquisition of Net6. For more information concerning these plans, see note 6 to our consolidated financial statements.

The following table provides information about stock options granted in 2004 and 2003 for employees, non-employee directors and for certain executive officers. The stock option data for listed officers relates to our Named Executive Officers. The “Named Executive Officers” for the year ended December 31, 2004, consist of our chief executive officer and the four other most highly compensated executive officers who earned total annual salary and bonus in excess of $100,000 in 2004. For further information on 2004 Named Executive Officers, see our 2004 proxy statement that will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2004. For 2003, the “Named Executive Officers” consist of our chief executive officer and the four other most highly compensated executive officers and one other individual that would have qualified, except that she was not an executive officer at December 2003 that earned total annual salary and bonus in excess of $100,000 in 2003. The 2003 Named Executive Officers are identified in our 2003 Proxy Statement dated April 4, 2004. Named Executive officers for both years presented were employees as of the respective year end.

	Year ended December 31,
	2004	2003
Net grants to all employees, non-employee directors and executive officers as a percent of outstanding shares(1)(2)	1.73%	1.03%

Grants to Named Executive Officers as a percent of outstanding shares(2)	0.17%	0.24%

Grants to Named Executive Officers as a percent of total options granted	4.83%	6.89%

Cumulative options held by Named Executive Officers as a percent of total options outstanding(3)	9.66%	10.08%

(1)	Net grants represent total options granted during the period net of options forfeited during the period.

(2)	Calculation is based on outstanding shares of common stock as of the beginning of the respective period.

(3)	Calculation is based on total options outstanding as of the end of the respective period.

The following table presents our option activity from December 31, 2002 through December 31, 2004 (in thousands, except weighted-average exercise price). Some amounts may not add due to rounding.

		Options Outstanding
	Options Available for Grant	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2002	30,001	41,221	$24.51
Granted at market value	(5,575)	5,575	16.19
Granted above market value	(349)	349	12.00
Exercised	—	(4,723)	11.64
Forfeited/cancelled	4,199	(4,199)	28.14
Reduction in plan shares (1)	(500)	N/A	N/A
Additional shares reserved	9,249	N/A	N/A

Balance at December 31, 2003	37,025	38,222	24.56

Granted at market value	(5,638)	5,638	20.97
Granted below market value	(52)	52	3.86
Exercised	—	(4,492)	13.06
Forfeited/cancelled	2,491	(2,491)	25.14
Additional shares reserved	9,046	N/A	N/A

Balance at December 31, 2004	42,872	36,928	$25.20

(1)	The number of shares reserved for issuance under our Amended and Restated 2000 Director and Officer Stock Option and Incentive Plan was reduced by 500,000 shares pursuant to an amendment to such option plan authorized by our Board of Directors on May 15, 2003.

A summary of our in-the-money and out-of-the-money option information as of December 31, 2004 is as follows (in thousands, except weighted average exercise price). Out-of-the-money options are those options with an exercise price equal to or above the closing price of $24.46 per share for our common stock at December 31, 2004.

	Exercisable		Unexercisable		Total
	Shares	Weighted Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
In-the-money	13,700	$16.48	10,190	$16.20	23,890	$16.36
Out-of-the-money	11,825	42.68	1,213	28.84	13,038	41.39

Total options outstanding	25,525	28.62	11,403	17.55	36,928	25.20

The following table provides information with regard to our stock option grants during 2004 to the 2004 Named Executive Officers:

Individual Grants(1)
	Number of Securities Underlying Options Granted (#)	Exercise Price ($/share)		Expiration Date
Mark Templeton	37,500 37,500	$ $	22.47 17.55	April 13, 2009 August 2, 2009
John Burris	25,000 25,000 25,000	$ $ $	22.47 17.55 22.94	April 13, 2009 August 2, 2009 October 25, 2009
David Friedman	15,000 15,000	$ $	22.47 17.55	April 13, 2009 August 2, 2009
Stefan Sjostrom	12,500 22,500	$ $	22.47 17.55	April 13, 2009 August 2, 2009
David Henshall	17,500 17,500 25,000	$ $ $	22.47 17.55 22.94	April 13, 2009 August 2, 2009 October 25, 2009

(1)	These options vest over 3 years at a rate of 33.3% of the shares underlying the option one year from the date of the grant and at a rate of 2.78%, monthly, thereafter.

The following table presents certain information regarding option exercises for 2004 and outstanding options held by 2004 Named Executive Officers as of December 31, 2004:

	Shares Acquired on Exercise (#)	Value Realized ($)(1)	Number of Securities Underlying Unexercised Options at December 31, 2004		Values of Unexercised In- the-Money Options at December 31, 2004 ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable(2)
Mark Templeton	—	—	2,011,458	191,042	$9,656,322	$1,514,173
John Burris	30,624	$571,138	435,829	144,297	$729,912	$1,016,313
David Friedman	—	—	62,864	127,136	$1,033,877	$1,711,098
Stefan Sjostrom	27,187	$459,186	233,432	101,631	$354,767	$781,473
David Henshall	—	—	83,333	176,667	$841,663	$1,372,087

(1)	The amounts disclosed in this column were calculated based on the difference between the fair market value of our common stock on the date of exercise and the exercise price of the options in accordance with regulations promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and do not reflect amounts actually received by the named officers.

(2)	Value is based on the difference between the option exercise price and the fair market value at December 31, 2004 ($24.46 per share), multiplied by the number of shares underlying the option.

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

	Year Ended December 31,			2004 Compared to 2003	2003 Compared to 2002
	2004	2003	2002
Revenues:
Software licenses	$369,826	$374,403	$363,145	(1.2)%	3.1%
Software license updates	271,547	168,793	105,682	60.9	59.7
Services	99,784	45,429	44,539	119.6	2.0
Other	—	—	14,082	*	*

Total net revenues	741,157	588,625	527,448	25.9	11.6
Cost of revenues:
Cost of software license revenues	3,824	13,555	12,444	(71.8)	8.9
Cost of services revenues	16,472	6,481	6,586	154.2	(1.6)
Amortization of core and product technology	6,127	11,036	10,811	(44.5)	2.1

Total cost of revenues	26,423	31,072	29,841	(15.0)	4.1

Gross margin	714,734	557,553	497,607	28.2	12.0
Operating expenses:
Research and development	86,357	64,443	68,923	34.0	(6.5)
Sales, marketing and support	337,566	252,749	235,393	33.6	7.4
General and administrative	106,516	85,672	88,946	24.3	(3.7)
Amortization of other intangible assets	6,204	300	485	*	(38.1)
In-process research and development	19,100	—	—	*	*

Total operating expenses	555,743	403,164	393,747	37.8	2.4

Income from operations	158,991	154,389	103,860	3.0	48.7
Interest income	14,274	21,120	30,943	(32.4)	(31.7)
Interest expense	(4,367)	(18,280)	(18,163)	(76.1)	0.6
Write-off of deferred debt issuance costs	(7,219)	—	—	*	*
Other income (expense), net	2,754	3,458	(3,483)	(20.4)	199.3

Income before income taxes	164,433	160,687	113,157	2.3	42.0
Income taxes	32,887	33,744	19,237	(2.5)	75.4

Net income	$131,546	$126,943	$93,920	3.6	35.2

*	not meaningful.

Net Revenues.    Our operations consist of the design, development, marketing and support of access infrastructure software and services that enable effective and efficient enterprise-wide deployment and management of applications and information.

Net revenues include the following categories: Software Licenses, Software License Updates, Services, and Other. Software Licenses primarily represents fees related to the licensing of our MetaFrame Access Suite products. These revenues are reflected net of sales allowances and provisions for stock balancing return rights. The MetaFrame Presentation Server product accounted for approximately 93.3% of our Software License revenue for the year ended December 31, 2004, 97.6% of our Software License revenue for the year ended December 31, 2003 and 97.7% of our Software License revenue for the year ended December 31, 2002. Software License Updates consists of fees related to our Subscription Advantage program (our terminology for post contract support) that are recognized ratably over the term of the contract, which is typically 12 to 24 months. Subscription Advantage is an annual renewable program that provides subscribers with automatic delivery of software upgrades, enhancements and maintenance releases when and if they become available during the term of the subscription. Services consist primarily of technical support services and Web-based desktop access services revenue recognized ratably over the contract term, revenue from product training and certification, and consulting services revenue related to implementation of our software products, which are recognized as the services are provided. In May 1997, we entered into a five-year joint license, development and marketing agreement with the Microsoft Corporation or the Microsoft Development Agreement, which expired in May 2002. Other revenues in 2002 represents the royalty fees recognized in connection with the Microsoft Development Agreement.

Net revenues increased $152.5 million during 2004 compared to 2003. Software License revenue decreased $4.6 million during 2004 primarily due to a weakness in our packaged product sales which are typically purchased by medium and small-sized businesses. Software License Updates revenue increased $102.8 million during 2004 primarily due to a larger base of subscribers and increasing renewal rates related to our Subscription Advantage program. Services revenue increased

$54.4 million during 2004 primarily due to the addition of the Citrix Online division resulting from our February 2004 Expertcity acquisition. We currently expect Subscription Advantage to continue to be of strategic importance to our business in 2005 because it fosters long-term customer relationships and gives us improved visibility and predictability due to the recurring nature of this revenue stream.

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

Net revenues increased $61.2 million during 2003 compared to 2002. Software License revenue increased $11.3 million during 2003 primarily due to an increase in Software Licenses, revenue from the sale of Citrix MetaFrame Presentation Server, under enterprise customer license arrangements. Also, the increase over 2002 was partially due to weakness during 2002 in packaged product sales to our distributors and resellers, associated with a reduction in packaged product inventory held by our distributors and overall weakness in IT spending during 2002. Software License Updates revenue increased $63.1 million during 2003 compared to 2002 primarily due to the continued acceptance of our renewable Subscription Advantage program. These increases were partially offset by a decrease in Other revenue of $14.1 million during 2003 associated with the expiration of the Microsoft Development Agreement in May 2002.

Deferred revenues, primarily related to Citrix Subscription Advantage and Services revenues, increased approximately $60.1 million compared to December 31, 2003. The significant increase was due primarily to increased renewals of Citrix Subscription Advantage, and the services sold by our Citrix Online division, which were acquired from Expertcity. We expect deferred revenue to increase in 2005 due primarily to currently expected increases in both annual contract adoptions for Citrix Online services and Subscription Advantage renewals.

International and Segment Revenues.    International revenues (sales outside of the United States) accounted for approximately 53.2% of our net revenues for the year ended December 31, 2004, 54.6% of our net revenues for the year ended December 31, 2003, and 53.7% of our net revenues for the year ended December 31, 2002.

An analysis of our reportable segment net revenue is presented below:

	Year Ended December 31,			Revenue Growth 2003 to 2004	Revenue Growth 2002 to 2003
	2004	2003	2002
Americas(1)	$335,436	$291,470	$255,438	15.1%	14.1%
EMEA(2)	293,690	243,890	209,520	20.4	16.4
Asia-Pacific	67,930	53,265	48,408	27.5	10.0
Citrix Online division	44,101	—	—	100.0	—
Other(3)	—		14,082	—	(100.0)

Consolidated net revenues	$741,157	$588,625	$527,448	25.9	11.6

(1)	Our Americas segment is comprised of the United States, Canada and Latin America.

(2)	Defined as Europe, Middle East and Africa.

(3)	Represents royalty fees in connection with the Microsoft Development Agreement, which expired in May 2002.

With respect to our segment revenues, the increase in net revenues during 2004 as compared to 2003 was due primarily to the factors mentioned above across all geographic segments, particularly Europe. The increase in net revenues during 2003 as compared to 2002 was due primarily to the factors mentioned above across all geographic segments. For additional information on international revenues, please refer to note 12 to our consolidated financial statements.

Cost of Revenues.    Cost of revenues consists primarily of the compensation costs and other personnel-related costs of providing services and amortization of core and product technology, as well as costs of product media and duplication, manuals, packaging materials and shipping expense service capacity costs and royalties. Cost of software licenses revenues decreased $9.7 million in 2004 as compared to 2003 due primarily to a decrease in royalties due to the expiration of certain license agreements. Cost of services revenues increased $10.0 million in 2004 compared to 2003 primarily due to the addition of our Citrix Online division resulting from the February 2004 Expertcity acquisition. Amortization of core and product technology decreased $4.9 million in 2004 as compared to 2003 primarily due to the reclassification of certain intangible tax assets related to a 2001 acquisition from a product technology intangible asset to goodwill resulting in an approximately $7.2 million reduction in amortization expense partially offset due to an increase in amortization expense related to core and product technology intangible assets acquired in the Expertcity acquisition. Cost of revenues for software licenses revenues, cost of services revenues and amortization of core and product technology for 2003 remained relatively unchanged compared to 2002.

Gross Margin.    Gross margin as a percent of revenue was 96.4% for 2004, 94.7% for 2003 and 94.3% for 2002. The increase in gross margin as a percentage of net revenue in 2004 compared to 2003 was primarily due to the decrease in cost of revenues as discussed above. We currently anticipate that in the next twelve months, gross margin as a percentage of net revenues will remain relatively unchanged as compared with current levels. Gross margin, however, will fluctuate from time to time based on a number of factors attributable to the cost of revenues as discussed above.

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

Our results of operations are subject to fluctuations in foreign currency exchange rates. In order to minimize the impact on our operating results, we generally initiate our hedging of currency exchange risks one year in advance of anticipated foreign currency expenses. As a result of this policy, foreign currency denominated expenses will be higher or lower in the current year depending on the weakness or strength of the dollar in the prior year. Since the U.S. dollar was generally weak in 2004, we currently expect that operating expenses will be higher in 2005 but further dollar weakness in 2005 will not have a further material adverse impact on our operating expenses until 2006.

As permitted by SFAS No. 123, Accounting for Stock-based Compensation, we currently account for share-based payments to employees using the APB Opinion No. 25 intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R requires companies to expense the value of employee stock options and similar awards. SFAS No. 123R permits public companies to adopt its requirements using one of two methods: A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123R for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. A “prospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123R for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. We are currently in the process of determining the effects on our financial position, results of operations and cash flows that will result from the adoption of SFAS No. 123R.

Research and Development Expenses.    Research and development expenses consist primarily of personnel-related costs. We expense substantially all development costs included in the research and development of software products and enhancements to existing products as incurred except for certain core technologies with alternative future use. Research and development expenses increased approximately $21.9 million during 2004 as compared to 2003 primarily due to increased headcount and related personnel costs, as well as an increase in staffing and associated personnel costs related to the Expertcity acquisition. During 2005, we expect research and development expenses to increase as we continue to make investments in our business and hire personnel to achieve our product development goals.

Research and development expenses decreased approximately $4.5 million during 2003 as compared to 2002, primarily due to severance, relocation and reduced headcount costs and related facility charges associated with the consolidation of our Salt Lake City, Utah and Columbia, Maryland development teams into our remaining engineering facilities in Fort Lauderdale, Florida during 2002. These decreases were partially offset by an increase in costs for external consultants and developers.

Sales, Marketing and Support Expenses.    Sales, marketing and support expenses increased approximately $84.8 million during 2004 as compared to 2003, primarily due to the hiring of additional sales personnel and related personnel costs and increases in commissions and other variable compensation costs due to the achievement of targeted sales goals and an increase in staffing and associated personnel costs related to the Expertcity acquisition. In addition, there was an increase in marketing program costs resulting from our worldwide brand awareness and advertising campaign and from the marketing of services related to our Citrix Online division, which were introduced in the first quarter of 2004. These increases were partially offset by an increase in the allocation of certain revenue generating services expenses from operating expense to cost of services revenues. During 2005, we currently expect sales, marketing and support expenses to increase as we continue to make investments in our business to achieve our strategic goals.

Sales, marketing and support expenses increased approximately $17.4 million during 2003 as compared to 2002 primarily due to increases in commissions and other variable compensation costs due to the achievement of targeted sales goals. In addition and to a lesser extent, the increase in marketing program costs resulted primarily from our launch of a worldwide brand awareness and advertising campaign and increases in product training costs and reseller commissions associated with the increase in our software license updates.

General and Administrative Expenses.    General and administrative expenses increased approximately $20.8 million during 2004 as compared to 2003 primarily due to an increase in external consulting and services associated with regulatory compliance requirements and information systems, an increase in headcount and related personnel costs as well as an increase in staffing and associated personnel costs related to the Expertcity acquisition.

General and administrative expenses decreased approximately $3.3 million during 2003 as compared to 2002 due primarily to a decrease in depreciation expense resulting from asset maturities and the abandonment of certain leasehold improvements during 2002 and a decrease in our provision for doubtful accounts. These decreases were partially offset by an increase in incentive compensation resulting from the achievement of our financial targets and an increase in insurance costs.

Amortization of Other Intangible Assets.    Amortization of other intangible assets increased approximately $5.9 million in 2004 as compared to 2003 primarily due to an increase in amortization expense related to intangible assets acquired in the Expertcity acquisition. As of December 31, 2004, we had unamortized other identified intangible assets with estimable useful lives in the net amount of $29.4 million. Amortization of intangible assets remained relatively unchanged in 2003 compared to 2002. Amortization expense totaled $6.2 million during 2004, $0.3 million during 2003 and $0.5 million in 2002. We currently expect amortization expense to increase during 2005 as a result of our acquisitions. For more information regarding the Net6 and Expertcity acquisitions see, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Acquisitions” and note 3 to our consolidated financial statements.

In-Process Research and Development.    During 2004, we acquired Expertcity and Net6 and an aggregate of approximately $19.1 million of the respective purchase prices were allocated to in-process research and development, or IPR&D. The amounts allocated to IPR&D had not yet reached technological feasibility, had no alternative future use and were written off at the date of the acquisitions in accordance with Financial Accounting Standards Board Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method. There were no write-offs of IPR&D during 2003 and 2002. For more information regarding the acquisitions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Acquisitions” and note 3 to our consolidated financial statements.

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

The fair value assigned to IPR&D was based on valuations prepared using methodologies and valuation techniques consistent with those used by independent appraisers. All fair values were determined using the income approach, which includes estimating the revenue and expenses associated with a project’s sales cycle and by estimating the amount of after-tax cash flows attributable to the projects. The future cash flows were discounted to present value utilizing an appropriate risk-adjusted rate of return, which ranged from 17% to 25%. The rate of return included a factor that takes into account the uncertainty surrounding the successful development of the IPR&D.

Interest Income.    Interest income decreased approximately $6.8 million during 2004 as compared to 2003 due to lower levels of cash and investments held in 2004 that resulted from the maturity of AAA-zero coupon corporate securities of $195.4 million in March 2004, the payment of approximately $355.7 million for the redemption of our convertible subordinated debentures in March 2004 and our payment of approximately $161.8 million in cash for our Expertcity and Net6 acquisitions. Interest income decreased approximately $9.8 million during 2003 as compared to 2002 primarily due to decreases in interest rates. For more information see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Acquisitions” and “— Liquidity and Capital Resources” and notes 3 and 8 to our consolidated financial statements.

Interest Expense.    Interest expense decreased $13.9 million during 2004 compared to 2003 primarily due to the redemption of our convertible subordinated debentures on March 22, 2004. Interest expense remained relatively unchanged during 2003 compared to 2002 and primarily represented non-cash interest accretion on our convertible subordinated debentures. For more information see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and note 8 to our consolidated financial statements.

Write-off of Deferred Debt Issuance Costs.    In 2004, we incurred a charge of approximately $7.2 million for our remaining prepaid issuance costs as a result of the redemption of our convertible subordinated debentures. For more information on our convertible subordinated debentures see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity” and note 8 to our consolidated financial statements.

Other Income (Expense), Net.    Other income (expense), net is primarily comprised of remeasurement and foreign currency transaction gains (losses), other-than-temporary declines in the value of our equity investments and realized gains (losses) on the sale of available-for-sale investments. Other income (expense), net remained relatively constant during 2004 compared to 2003. The $6.9 million increase in other income (expense), net during 2003 compared to 2002 was due primarily to a decline in remeasurement and foreign currency transaction losses, as well as, realized gains on the sale of certain of our available-for-sale investments in 2003.

Income Taxes.    On October 22, 2004, the American Jobs Creation Act, or the AJCA, was signed into law. The AJCA includes a deduction for 85% of certain foreign earnings that are repatriated, as defined in the AJCA. We may elect to apply this provision to qualifying earnings repatriations in 2005. We have started an evaluation of the repatriation provision; however, we do not expect to be able to complete this evaluation until after Congress or the Treasury Department provides guidance concerning key elements of the provision. We expect to complete our evaluation of the effects of the repatriation provision within a reasonable period of time following the publication of the anticipated guidance. Based on the provisions of the AJCA, the range of possible amounts that we are eligible to repatriate under this provision is between zero and $500 million. As such, the related potential range of income tax is between zero and $52 million.

We maintain certain operational and administrative processes in overseas subsidiaries and our foreign earnings are taxed at lower foreign tax rates. Other than through the one-time repatriation provision within the AJCA, we do not expect to remit earnings from our foreign subsidiaries. Accordingly, since 2000 we have not provided for deferred taxes on foreign earnings.

In 2004, our effective tax rate decreased to 20% from 21% in 2003, primarily due to an increase in annual taxable income in our geographic locations that are taxed at a lower rate. In 2003, our effective tax rate increased to 21% from 17% in 2002 primarily due to an increase in annual taxable income in our geographic locations that are taxed at a higher rate. Our effective tax rate may fluctuate throughout 2005 based on a number of factors including variations in estimated taxable income in our geographic locations, repatriation of foreign earnings in accordance with the AJCA, completed and potential acquisitions, and changes in statutory tax rates, among others.

Liquidity and Capital Resources

During 2004, we generated positive operating cash flows of $265.3 million. These cash flows related primarily to net income of $131.5 million, adjusted for, among other things, tax benefits from the exercise of non-statutory stock options and disqualifying dispositions of incentive stock options of $20.9 million, non-cash charges, including depreciation and amortization of $33.6 million, the write off of in-process research and development associated with the Net6 and Expertcity acquisitions of $19.1 million, the write-off of deferred debt issuance costs on our convertible subordinated debentures of $7.2 million, provision for product returns of $6.7 million, the accretion of original issue discount and amortization of financing costs of $4.3 million and an aggregate increase in cash flow from our operating assets and liabilities of $42.5 million. Our investing activities provided $39.3 million of cash consisting primarily of the net proceeds, after reinvestment, from sales and maturities of our available-for-sale and held-to-maturity investments of $221.3 million partially offset by cash paid for the Expertcity and Net6 acquisitions, net of cash acquired, of $140.8 million, the expenditure of $24.4 million for the purchase of property and equipment and cash paid for licensing agreements and core technology of $16.8 million. Our financing activities used cash of $414.1 million related to $355.7 million of cash paid for the redemption of our convertible subordinated debentures and $121.9 million of cash paid under our stock repurchase programs partially offset by $63.5 million in proceeds received from employee stock compensation plans.

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

Cash and Investments

As of December 31, 2004, we had $417.1 million in cash and investments compared to $751.8 million at December 31, 2003. Additionally, at December 31, 2004, we had $149.1 million of restricted cash equivalents and investments, see “— Restricted Cash Equivalents and Investments” below. The $334.7 million decrease in cash and investments as compared to December 31, 2003, was due primarily to the redemption of our convertible subordinated debentures and expenditures related to our Expertcity and Net6 acquisitions partially offset by positive cash flow from operations and stock option exercises. We generally invest our cash and cash equivalents in investment grade, highly liquid securities to allow for flexibility in the event of immediate cash needs. Our short and long-term investments primarily consist of interest bearing securities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Convertible Subordinated Debentures” and notes 3 and 8 to our consolidated financial statements for further information.

Included in short-term investments in 2003 were $192.5 million in AAA-rated zero coupon corporate securities classified as held-to-maturity investments that matured on March 22, 2004. At December 31, 2004, we had no investments classified as held-to-maturity.

Restricted Cash Equivalents and Investments

As of December 31, 2004, we had $149.1 million in restricted cash equivalents and investments. Approximately $62.8 million in investment securities and cash equivalents were pledged as collateral for specified obligations under our synthetic lease and approximately $86.3 million in investment securities were pledged as collateral for certain of our credit default contracts and interest rate swaps. The $2.6 million increase in restricted cash and investments compared to December 31, 2003 is primarily due to an increase in the liability position of the interest rate swaps associated with the contracts being collateralized. Restricted cash at December 31, 2004 is comprised of cash equivalents, short-term and long-term investments. We maintain the ability to manage the composition of the restricted cash equivalents and investments within certain limits to withdraw and use excess investment earnings from the pledged collateral for operating purposes. For further information regarding our synthetic lease, credit default contracts and interest rate swaps, see notes 10 and 13 to our consolidated financial statements.

Accounts Receivable, Net

At December 31, 2004, we had approximately $108.4 million in accounts receivable, net of allowances. The increase of $20.9 million in accounts receivable as compared to 2003 was primarily due to an increase in sales, particularly in the last month of the year. Our allowance for returns is $2.3 million at December 31, 2004 compared to $3.0 million at December 31, 2003. The decrease of $0.7 million is comprised of $7.4 million in credits issued for stock balancing rights during 2004 partially offset by $6.7 million of provisions for returns recorded during 2004. The overall decrease in our allowance for returns is primarily due to a reduction in packaged product inventory held by our distributors. Our allowance for doubtful accounts is $2.6 million at December 31, 2004 compared to $3.4 million at December 31, 2003. The decrease of $0.7 million is comprised of $2.7 million of uncollectible accounts written off, net of recoveries, partially offset by $1.1 million of provisions for doubtful accounts recorded during the year and $0.9 million of provisions for doubtful accounts associated with accounts receivable acquired in our Expertcity and Net6 acquisitions. From time to time, we could maintain individually significant accounts receivable balances from our distributors or customers, which are comprised of large business enterprises, governments and small and medium-sized businesses. If the financial condition of our distributors or customers deteriorates, our operating results could be adversely affected. At December 31, 2004 and 2003, no distributor or customer accounted for more than 10% of our accounts receivable. For more information regarding significant customers see note 12 to our consolidated financial statements.

Convertible Subordinated Debentures

In March 1999, we sold $850 million principal amount at maturity of our zero coupon convertible subordinated debentures, or the Debentures, due March 22, 2019, in a private placement. The Debentures were priced with a yield to maturity of 5.25% and resulted in net proceeds to us of approximately $291.9 million, net of original issue discount and net of debt issuance costs of approximately $9.6 million. In October 2000, the Board of Directors approved a program authorizing us to repurchase up to $25 million of the Debentures in open market purchases. Additionally, in April 2002, the Board of Directors granted additional authority of $100 million to us to repurchase Debentures through private transactions, bringing the total repurchase authority to $125 million. The Board of Directors’ authorization to repurchase the Debentures allowed us to repurchase Debentures when market conditions were favorable. As of December 31, 2003, 76,000 units of our Debentures representing $76.0 million in principal amount at maturity, had been repurchased under these programs for $29.9 million. On March 22, 2004, we redeemed all of the outstanding Debentures for an aggregate redemption price of approximately $355.7 million. We used the proceeds from our held-to-maturity investments that matured on March 22, 2004 and cash on hand to fund the redemption. At the date of redemption, we incurred a charge for the associated deferred debt issuance costs of approximately $7.2 million.

Stock Repurchase Program

As of December 31, 2004, our board of directors authorized an ongoing stock repurchase program with a total repurchase authority granted to us of $800 million. In February 2005, the Company’s board of directors authorized the repurchase of an additional $200 million, increasing the total authority to $1 billion. The objective of our stock repurchase program is to manage actual and anticipated dilution and to improve shareholders’ return. At December 31, 2004, approximately $42.0 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock.

We are authorized to make open market purchases of our common stock using general corporate funds. Additionally, from time to time, we have entered into structured stock repurchase arrangements with large financial institutions using general corporate funds as part of our stock repurchase program in order to lower our average cost to acquire shares. These programs include terms that require us to make up front payments to a counterparty financial institution and result in the receipt of stock during or at the end of the period of the agreement or the receipt of either stock or cash at the maturity of the agreement. Delivery of stock under certain programs may be dependent on market conditions. Prior to June 2003, we sold put warrants that entitled the holder of each warrant to sell to us, generally by physical delivery, one share of our common stock at a specified price. At December 31, 2004 there were no put warrants outstanding.

We expended an aggregate of $121.9 million and $123.9 million during 2004 and 2003, respectively, net of premiums received, under all stock repurchase transactions. During 2004, we took delivery of a total of 4,458,740 shares of outstanding common stock with an average per share price of $18.77; and during 2003, we took delivery of a total of 8,859,381 shares of outstanding common stock with an average per share price of $15.86. Some of these shares were received pursuant to prepaid programs. Since inception of our stock repurchase programs, the average cost of shares acquired was $16.55 per share compared to an average close price during open trading windows of $19.83 per share. In addition, a significant portion of the funds used to repurchase stock was funded by proceeds from employee stock option exercises and the related tax benefit. We remain committed to our ongoing stock repurchase program. As of December 31, 2004, we have remaining prepaid notional amounts of approximately $53.1 million under our stock repurchase agreements. As the total shares to be received for the open repurchase agreements at December 31, 2004 is not determinable until the contracts mature in 2005, the above price per share amounts exclude the remaining shares to be received subject to the agreements.

Historically, significant portions of our cash inflows were generated by our operations. We currently expect this trend to continue throughout 2005. We believe that our existing cash and investments together with cash flows expected from operations will be sufficient to meet expected operating and capital expenditure requirements for the next 12 months. We continue to search for suitable acquisition candidates and could acquire or make investments in companies we believe are related to our strategic objectives. We could from time to time seek to raise additional funds through the issuance of debt or equity securities for larger acquisitions.

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

The following table summarizes our significant contractual obligations at December 31, 2004 and the future periods in which such obligations are expected to be settled in cash. Additional details regarding these obligations are provided in the footnotes to our consolidated financial statements (in thousands):

	Payments due by period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Operating lease obligations	$106,243	$20,813	$29,524	$17,407	$38,499
Synthetic lease obligations	11,563	2,252	5,290	4,021	—

Total contractual obligations (1)	$117,806	$23,065	$34,814	$21,428	$38,499

(1)	Total contractual obligations do not include agreements where our commitment is variable in nature or where cancellation without payment provisions exist.

As of December 31, 2004, we did not have any individually material long-term debt obligations, capital lease obligations, purchase obligations, or other material long-term commitments reflected on our consolidated balance sheets.

Off-Balance Sheet Arrangement

During 2002, we became a party to a synthetic lease arrangement totaling approximately $61.0 million for our corporate headquarters office space in Fort Lauderdale, Florida. The synthetic lease represents a form of off-balance sheet financing under which an unrelated third party lessor funded 100% of the costs of acquiring the property and leases the asset to us. The synthetic lease qualifies as an operating lease for accounting purposes and as a financing lease for tax purposes. We do not include the property or the lease debt as an asset or a liability on our accompanying consolidated balance sheets. Consequently, payments made pursuant to the lease are recorded as operating expenses in our consolidated statements of income. We entered into the synthetic lease in order to lease our headquarters properties under more favorable terms than under our previous lease arrangements. We do not materially rely on off-balance sheet arrangements for our liquidity or as capital resources. For information regarding cash outflows associated with our lease payments see “— Contractual Obligations.”

The initial term of the synthetic lease is seven years. Upon approval by the lessor, we can renew the lease twice for additional two-year periods. The lease payments vary based on the London Interbank Offered Rate, or LIBOR, plus a margin. At any time during the lease term, we have the option to sublease the property and upon thirty days’ written notice, we have the option to purchase the property for an amount representing the original property cost and transaction fees of approximately $61.0 million plus any lease breakage costs and outstanding amounts owed. Upon at least 180 days notice prior to the termination of the initial lease term, we have the option to remarket the property for sale to a third party. If we choose not to purchase the property at the end of the lease term, we have guaranteed a residual value to the lessor of approximately $51.9 million and possession of the buildings will be returned to the lessor. On a periodic basis, we evaluate the property for indications of permanent impairment. If an evaluation were to indicate that the fair value of the property were to decline below $51.9 million, we would be responsible for the difference under our residual value guarantee, which could have a material adverse effect on our results of operations and financial condition.

The synthetic lease includes certain financial covenants including a requirement for us to maintain a restricted balance of approximately $62.8 million as collateral, which is classified as restricted cash equivalents and investments in our accompanying consolidated balance sheets. We maintain the ability to manage the composition of restricted investments within certain limits and to withdraw and use excess investment earnings from the pledged collateral for operating purposes. Additionally, we must maintain a minimum net cash and investment balance, collateralized investments and equity investments, of $100.0 million, as of the end of each fiscal quarter. As of December 31, 2004, we had approximately $316.7 million in cash and investments in excess of this required level. The synthetic lease includes non-financial covenants, including the maintenance of the property and adequate insurance, prompt delivery of financial statements to the administrative agent of the lessor and prompt payment of taxes associated with the property. As of December 31, 2004, we were in compliance with all material provisions of the arrangement.

In January 2003, the FASB issued FASB Interpretation, or FIN, No. 46, Consolidation of Variable Interest Entities, which addresses the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. In December 2003, the FASB issued FIN No. 46 (revised), which replaced FIN No. 46. FIN No. 46 (revised) was effective immediately for certain disclosure requirements and variable interest entities referred to as special-purpose entities for periods ending after December 15, 2003 and for other types of entities for financial statements for periods ending after March 15, 2004. We determined that we are not required to consolidate the lessor, the leased facility or the related debt associated with our synthetic lease in accordance with FIN No. 46 (revised). Accordingly, there was no impact on our financial position, results of operations or cash flows from adoption. However, if the lessor were to change its ownership of the property or significantly change its ownership of other properties that it currently holds, we could be required to consolidate the entity, the leased facility and the debt in a future period.

Commitments

Capital expenditures were $24.4 million during 2004, $11.1 million during 2003 and $19.1 million during 2002. During 2004, capital expenditures were primarily related to computer equipment purchases associated with our research and development activities and leasehold improvements. The increase of $13.3 million in capital expenditures during 2004 compared to 2003 is due to expenditures in 2004 for purchases of computer equipment related to existing and new research and development projects and leasehold improvements on renovations to currently occupied buildings. In the normal course of business, we enter into commitments related to capital expenditures, however, we currently have no material contractual commitments for capital expenditures over the next 12 months.

During 2002 and 2001, we took actions to consolidate certain of our offices, including the exit of certain leased office space and the abandonment of certain leasehold improvements. Lease obligations related to these existing operating leases continue to 2025 with a total remaining obligation at December 31, 2004 of approximately $22.5 million, of which $3.0 million was accrued for as of December 31, 2004, and is reflected in accrued expenses and other liabilities in our consolidated financial statements. In calculating this accrual, we made estimates, based on market information, including the estimated vacancy periods and sublease rates and opportunities. We periodically re-evaluate our estimates; and if actual circumstances prove to be materially worse than management has estimated, the total charges for these vacant facilities could be significantly higher.

Certain Factors Which May Affect Future Results

Our operating results and financial condition have varied in the past and could in the future vary significantly depending on a number of factors. From time to time, information provided by us or statements made by our employees contain “forward-looking” information that involves risks and uncertainties. In particular, statements contained in this Form 10-K, and in the documents incorporated by reference into this Form 10-K, that are not historical facts, including, but not limited to statements concerning new products, product development and offerings, Subscription Advantage, product and price competition, Citrix Online division, competition and strategy, product price and inventory, contingent consideration payments, deferred revenues, economic and market conditions, revenue recognition, profits, growth of revenues, cost of revenues, operating expenses, sales, marketing and support expenses, research and development expenses valuations of investments and derivative instruments, technology relationships, reinvestment or repatriation of foreign earnings, gross margins, amortization expense and intangible assets, interest income, interest expense, impairment charges, anticipated operating and capital expenditure requirements, cash inflows, contractual obligations in-process research and development, advertising campaigns, tax rates, leasing and subleasing activities, acquisitions, stock repurchases, investment transactions, liquidity, litigation matters, intellectual property matters, distribution channels, stock price, Advisor Rewards Program, third party licenses and potential debt or equity financings constitute forward-looking statements and are made under the safe harbor provisions of the Section 27 of the Securities Act of 1933 as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are neither promises nor guarantees. Our actual results of operations and financial condition have varied and could in the future vary significantly from those stated in any forward-looking statements. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Form 10-K, in the documents incorporated by reference into this Form 10-K or presented elsewhere by our management from time to time. Such factors, among others, could have a material adverse effect upon our business, results of operations and financial condition.

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

We have a long sales cycle for these enterprise-wide sales because:

•	our sales force generally needs to explain and demonstrate the benefits of a large-scale deployment of our product to potential and existing customers prior to sale;

•	our service personnel typically spend a significant amount of time assisting potential customers in their testing and evaluation of our products and services;

•	our customers are typically large and medium size organizations that carefully research their technology needs and the many potential projects prior to making capital expenditures for software infrastructure; and

•	before making a purchase, our potential customers usually must get approvals from various levels of decision makers within their organizations, and this process can be lengthy.

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

In addition, alternative products for secure, remote access in the Internet software and hardware markets directly and indirectly compete with our current Citrix MetaFrame product line and our Web-based desk-top access products and services, including GoToAssist, GoToMyPC and GoToMeeting and anticipated future product and service offerings.

Existing or new products and services that extend Internet software and hardware to provide Web-based information and application access or interactive computing can materially impact our ability to sell our products and services in this market. Our current competitors in this market include Microsoft, Oracle Corporation, Sun Microsystems, Inc., Cisco Systems, Inc., Webex Communications, Inc., Symantec Corporation, and other makers of secure remote access solutions.

As the markets for our products and services continue to develop, additional companies, including companies with significant market presence in the computer hardware, software and networking industries could enter the markets in which we compete and further intensify competition. In addition, we believe price competition could become a more significant competitive factor in the future. As a result, we may not be able to maintain our historic prices and margins, which could adversely affect our business, results of operations and financial condition.

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

Our business could be adversely impacted by the failure to renew our agreements with Microsoft for source code access.

In December 2004, we entered into a five-year technology collaboration and licensing agreement with Microsoft Corporation or Microsoft. The arrangement includes a new technology initiative for closer collaboration on terminal server functionality in future server operating systems, continued access to source code for key components of Microsoft’s current and future server operating systems, and a patent cross-licensing agreement. This technology collaboration and licensing agreement replaces the agreement we signed with Microsoft in May 2002, that provided us access to Microsoft Windows Server source code for current and future Microsoft server operating systems, including access to Windows Server 2003 and terminal services source code. There can be no assurances that our current agreements with Microsoft will be extended or renewed by Microsoft after their respective expirations. In addition, Microsoft could terminate the current agreements before the expiration of the term for breach or upon a change in our control. The early termination or the failure to renew certain terms of these agreements with Microsoft in a manner favorable to us could negatively impact the timing of our release of future products and enhancements.

Our business could be adversely impacted by conditions affecting the information technology market.

The demand for our products and services depends substantially upon the general demand for business-related computer hardware and software, which fluctuates based on numerous factors, including capital spending levels, the spending levels and growth of our current and prospective customers and general economic conditions. Fluctuations in the demand for our products and services could have a material adverse effect on our business, results of operations and financial condition. In the past, adverse economic conditions decreased demand for our products and negatively impacted our financial results.

Future economic projections for the IT sector are uncertain. If an uncertain IT spending environment persists, it could negatively impact our business, results of operations and financial condition.

The anticipated benefits to us of acquiring Expertcity may not be realized.

We acquired Expertcity, now known as Citrix Online in February 2004, with the expectation that the acquisition would result in various benefits including, among other things, enhanced revenue and profits, greater market presence and development, and enhancements to our product portfolio and customer base. We expect that the acquisition will enhance our position in the access infrastructure market through the combination of our technologies, products, services, distribution channels and customer contacts with those of Citrix Online, and will enable us to broaden our customer base to include individuals, professionals and small office/home office customers as well as extend our presence in the enterprise access infrastructure market. We may not fully realize some of these benefits and the acquisition may result in the deterioration or loss of significant business. For example, if our business or Citrix Online’s business fails to meet the demands of the marketplace, customer acceptance of the products and services of the combined companies could decline, which could have a material adverse effect on our results of operations and financial condition. Costs incurred and potential liabilities assumed in connection with the acquisition also could have an adverse effect on our business, financial condition and operating results.

Achieving the expected benefits of the acquisition will depend in part on the integration of Citrix Online’s and our businesses in a timely and efficient manner. The challenges involved in this integration include difficulties integrating Citrix Online’s operations, technologies and products as well as coordinating the efforts of Citrix Online’s sales organization with our larger and more widely dispersed sales organization. Although the integration of the two businesses is ongoing, it is still complex, time consuming and expensive, disruptive to our business and may result in the loss of customers or key employees or the diversion of the attention of management which could have an adverse effect on our business, financial condition and operating results.

Acquisitions present many risks, and we may not realize the financial and strategic goals we anticipate at the time of an acquisition.

Our growth is dependent upon market growth, our ability to enhance existing products and services, and our ability to introduce new products and services on a timely basis. We intend to continue to address the need to develop new products and services and enhance existing products and services through acquisitions of other companies, product lines and/or technologies.

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

We have a significant amount of goodwill and other intangible assets, such as product and core technology, related to our acquisition of Sequoia Software Corporation in 2001 and Expertcity and Net6 in 2004. We do not amortize goodwill and intangible assets that are deemed to have indefinite lives. However, we do amortize certain product and core technologies, trademarks, patents and other intangibles. We periodically evaluate our intangible assets, including goodwill, for impairment. As of December 31, 2004 we had $361.5 million of goodwill. We review for impairment annually, or sooner if events or changes in circumstances indicate that the carrying amount could exceed fair value. Fair values are based on discounted cash flows using a discount rate determined by our management to be consistent with industry discount rates and the risks inherent in our current business model. Due to uncertain market conditions and potential changes in our strategy and product portfolio, it is possible that the forecasts we use to support our goodwill could change in the future, which could result in non-cash charges that would adversely affect our results of operations and financial condition.

At December 31, 2004, we had $87.2 million, net, of unamortized identified intangibles with estimable useful lives, of which $5.6 million consists of core technology we purchased in the acquisition of Sequoia, $22.1 million relates to product and core technology purchased in the Expertcity acquisition, $13.3 million relates to product and core technology purchased in the Net6 acquisition and $16.8 million represents core technology purchased under third party licenses. We have commercialized and currently market the Sequoia and other licensed technology through our secure access infrastructure software, which includes Citrix MetaFrame Secure Access Manager and Citrix MetaFrame Password Manager. We currently market the technologies acquired in the Expertcity and Net6 acquisitions through our Citrix Online and Citrix Gateway divisions. However, our channel distributors and entities with which we have technology relationships, customers or prospective customers may not purchase or widely accept our new line of products and services. If we fail to complete the development of our anticipated future product offerings, if we fail to complete them in a timely manner, or if we are unsuccessful in selling these new products and services, we could determine that the value of the purchased technology is impaired in whole or in part and take a charge to earnings. We could also incur additional charges in later periods to reflect costs associated with completing those projects that could not be completed in a timely manner. If the actual revenues and operating profit attributable to acquired product and core technologies are less than the projections we used to initially value product and core technologies when we acquired it, such intangible assets may be deemed to be impaired. If we determine that any of our intangible assets are impaired, we would be required to take a related charge to earnings that could have a material adverse effect on our results of operations.

We recorded approximately $216.6 million of goodwill and intangible assets in connection with our acquisition of Expertcity and $53.8 million of goodwill and intangible assets in connection with our acquisition of Net6. If the actual revenues and operating profit attributable to acquired intangible assets are less than the projections we used to initially value these intangible assets when we acquired them, then these intangible assets may be deemed to be impaired. If we determine that any of the goodwill or other intangible assets associated with our acquisitions of Expertcity or Net6 are impaired, then we would be required to reduce the value of those assets or to write them off completely by taking a related charge to earnings. If we are required to write down or write off all or a portion of those assets, or if financial analysts or investors believe we may need to take such action in the future, our stock price and operating results could be materially adversely affected.

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

We conduct significant sales and customer support operations in countries outside of the United States. During 2004, we derived approximately 53% of our revenues from sales outside the United States. Our continued growth and profitability could require us to further expand our international operations. To successfully expand international sales, we must establish additional foreign operations, hire additional personnel and recruit additional international resellers. Our international operations are subject to a variety of risks, which could cause fluctuations in the results of our international operations. These risks include:

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

Our results of operations are also subject to fluctuations in foreign currency exchange rates. In order to minimize the impacts on our operating results, we generally initiate our hedging of currency exchange risks one year in advance of anticipated foreign currency expenses. As a result of this practice, foreign currency denominated expenses will be higher or lower in the current year depending on the weakness or strength of the dollar in the prior year. There is a risk that there will be fluctuations in foreign currency exchange rates beyond the one year timeframe for which we hedge our risk. Because the dollar was generally weak in 2004, operating expenses are higher in 2005, but further dollar weakness in 2005 will not have an additional material impact on our operating expenses until 2006.

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

In addition, our ability to protect our proprietary rights could be affected by:

•	Differences in International Law; Enforceability of Licenses. The laws of some foreign countries do not protect our intellectual property to the same extent as do the laws of the United States and Canada. For example, we derive a significant portion of our sales from licensing our packaged products under “shrink wrap” or “click-to-accept” license agreements that are not signed by licensees and electronic enterprise customer licensing arrangements that are delivered electronically, all of which could be unenforceable under the laws of many foreign jurisdictions in which we license our products.

•	Third Party Infringement Claims. As we expand our product lines, the number of products and competitors in our industry segments increase and the functionality of these products overlap, we could become increasingly subject to infringement claims and claims to the unauthorized use of a third-party’s code in our products. Companies and inventors are more frequently seeking to patent software and business methods because of developments in the law that could extend the ability to obtain such patents. As a result, we could receive more patent infringement claims. Responding to any infringement claim, regardless of its validity, could result in costly litigation; injunctive relief or require us to obtain a license to intellectual property rights of those third parties. Licenses may not be available on reasonable terms, on terms compatible with the protection of our proprietary rights, or at all. In addition, attention to these claims could divert our management’s time and attention from developing our business. If a successful claim is made against us and we fail to develop or license a substitute technology, our business, results of operations, financial condition or cash flows could be materially adversely affected.

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

In April 2002, we entered into a seven-year synthetic lease with a lessor for our headquarters office buildings in Fort Lauderdale, Florida. The synthetic lease qualifies for operating lease accounting treatment under SFAS No. 13, Accounting for Leases, so we do not include the property or the associated lease debt on our consolidated balance sheet. In December 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities (revised), which was effective immediately for certain disclosure requirements and variable interest entities referred to as special-purpose entities for periods ending after December 15, 2003 and for other types of entities for financial statements for periods ending after March 15, 2004. We have determined that we were not required to consolidate the lessor entity, the leased facility or the related debt upon adopting of FIN No. 46 (revised). Accordingly, there was no impact on our financial position, results of operations or cash flows from adoption. However, if the lessor were to change its ownership of our property or significantly change its ownership of other properties that it currently holds, we could be required to consolidate the entity, the leased facility and the debt at that time.

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

If our security measures are breached and unauthorized access is obtained to our Citrix Online division customers’ data, our services may be perceived as not being secure and customers may curtail or stop using our service.

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

Failure to obtain approval from our shareholders of new stock plans could adversely affect our ability to attract and retain employees.

Several of our stock plans terminate in 2005. Accordingly, our Board of Directors has recommend to our shareholders the approval of new stock plans for the issuance of stock options and other forms of equity-based compensation to our employees, officers and directors. We may not be able to secure approval for these new stock plans from our shareholders. If we do not get such approvals, we will be forced to curtail our stock option issuances, which will adversely impact our ability to retain existing employees and attract qualified candidates.

If stock balancing returns or price adjustments exceed our reserves, our operating results could be adversely affected.

We provide most of our distributors with stock balancing return rights, which generally permit our distributors to return products to us by the forty-fifth day of a fiscal quarter, subject to ordering an equal dollar amount of our products prior to the last day of the same fiscal quarter. We also provide price protection rights to most of our distributors. Price protection rights require that we grant retroactive price adjustments for inventories of our products held by distributors if we lower our prices for those products within a specified time period. To cover our exposure to these product returns and price adjustments, we establish reserves based on our evaluation of historical product trends and current marketing plans. However, we cannot assure you that our reserves will be sufficient to cover our future product returns and price adjustments. If we inadequately forecast reserves, our operating results could be adversely affected.

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

General economic and market conditions, and other factors outside our control including terrorist and military actions, could adversely affect our business and impair the value of our investments. Any further downturn in general economic conditions could result in a reduction in demand for our products and services and could harm our business. These conditions make it difficult for us, and our customers, to accurately forecast and plan future business activities and could have a material adverse effect on our business, financial condition and results of operations. In addition, an economic downturn could result in an impairment in the value of our investments requiring us to record losses related to such investments. Impairment in the value of these investments may disrupt our ongoing business and distract management. As of December 31, 2004, we had $479.9 million of short and long-term investments, including restricted investments, with various issuers and financial institutions. In many cases we do not attempt to reduce or eliminate our market exposure on these investments and could incur losses related to the impairment of these investments. Fluctuations in economic and market conditions could adversely affect the value of our investments, and we could lose some of our investment portfolio. A total loss of an investment could adversely affect our results of operations and financial condition. For further information on these investments, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

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

We are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates that could adversely affect our results of operations or financial condition. To mitigate foreign currency and interest rate risk, we utilize derivative financial instruments. The counter-parties to our derivative instruments are major financial institutions. All of the potential changes noted below are based on sensitivity analyses performed on our financial position as of December 31, 2004. Actual results could differ materially.

Discussions of our accounting policies for derivatives and hedging activities are included in notes 2 and 13 to our consolidated financial statements.

Exposure to Exchange Rates

A substantial majority of our overseas expense and capital purchasing activities are transacted in local currencies, including Euros, British pounds sterling, Swiss francs, Australian dollars and Japanese yen. To reduce exposure to reduction in U.S. dollar value and the volatility of future cash flows caused by changes in currency exchange rates, we have established a hedging program. We use foreign currency forward contracts to hedge certain forecasted foreign currency expenditures. Our hedging program significantly reduces, but does not entirely eliminate, the impact of currency exchange rate movements.

At December 31, 2004 and 2003, we had in place foreign currency forward sale contracts with a notional amount of $39.0 million and $37.2 million, respectively, and foreign currency forward purchase contracts with a notional amount of $165.0 million and $160.9 million, respectively. At December 31, 2004 and 2003, these contracts had an aggregate fair value of $8.0 million and $7.9 million, respectively. Based on a hypothetical 10% appreciation of the U.S. dollar from December 31, 2004 market rates the fair value of our foreign currency forward contracts would decrease by $13.3 million. Conversely, a hypothetical 10% depreciation of the U.S. dollar from December 31, 2004 market rates would increase the fair value of our foreign currency forward contracts by $13.3 million. Foreign operating costs in these hypothetical movements would move in the opposite direction. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates quantified above, changes in exchange rates could also change the dollar value of sales and affect the volume of sales as competitors’ products become more or less attractive. We do not anticipate any material adverse impact to our consolidated financial position, results of operations, or cash flows as a result of these forward foreign exchange contracts.

Exposure to Interest Rates

We have interest rate exposures resulting from our interest-based available-for-sale securities. In order to better manage our exposure to interest rate risk, we are a party to 19 interest rate swap agreements. The swap agreements, with an aggregate notional amount of $182.4 million convert the fixed rate return on certain of our available-for-sale securities, to a floating rate. The aggregate fair value of the interest rate swaps at December 31, 2004 was an asset of $1.1 million. Based upon a hypothetical 1% increase in the market interest rate as of December 31, 2004, the fair value of these aggregated assets would have increased by approximately $4.2 million. Based on a hypothetical 1% decrease in the market interest rate as of December 31, 2004, the fair value of these aggregated liabilities would have increased by approximately $4.2 million. The underlying assets would experience offsetting gains and losses. We also maintain available-for-sale and held-to-maturity investments in debt securities, which limits the amount of credit exposure to any one issue, issuer, or type of instrument. The securities in our investment portfolio are not leveraged. The securities classified as available-for-sale are subject to interest rate risk. The modeling technique used measures the change in fair values arising from an immediate hypothetical shift in market interest rates and assumes that ending fair values include principal plus accrued interest and reinvestment income. If market interest rates were to increase by 100 basis points from December 31, 2004 and 2003 levels, the fair value of the available-for-sale portfolio would decline by approximately $0.3 million and $0.6 million, respectively. This sensitivity analysis on our available-for-sale portfolio excludes the underlying investments to our 19 interest rate swaps discussed above, as the interest rate risk related to those investments has been effectively hedged. For more information see note 13 to our consolidated financial statements.

These amounts are determined by considering the impact of the hypothetical interest rate movements on our interest rate swap agreements and available-for-sale and held-to-maturity investment portfolios. This analysis does not consider the effect of credit risk as a result of the reduced level of overall economic activity that could exist in such an environment.

In April 2002, we entered into a synthetic lease with a substantive lessor totaling approximately $61.0 million related to office space utilized for our corporate headquarters. Payments under this synthetic lease are indexed to a variable interest rate (LIBOR plus a margin). Based upon our interest rate exposure under this synthetic lease at December 31, 2004, a 100 basis point change in the current interest rate would have an immaterial effect on our financial position and results of operations. In addition to interest rate exposure, if the fair value of our headquarters building in Fort Lauderdale, Florida were to significantly decline, there could be a material adverse effect on our results of operations and financial condition.

ITEM 8.    FINANCIAL STATEMENTS AND SCHEDULES

The Company’s Consolidated Financial Statements and related financial statement schedule, together with the reports of independent registered public accounting firm, appear at pages F-1 through F-33 of this Form 10-K.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with our independent registered public accountants on accounting or financial disclosure matters during the Company’s two most recent fiscal years.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2004, the Company’s management, with the participation of the Company’s President and Chief Executive Officer and the Company’s Vice President and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s President and Chief Executive Officer and the Company’s Vice President and Chief Financial Officer concluded that, as of December 31, 2004, the Company’s disclosure controls and procedures were effective in ensuring that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to the Company’s management, including the Company’s President and Chief Executive Officer and the Company’s Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2004, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a – 15(f). Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment we believe that, as of December 31, 2004, our internal control over financial reporting is effective based on those criteria. Our management’s assessment of the effectiveness or our internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Citrix Systems, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Citrix Systems, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Citrix Systems Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Citrix Systems, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Citrix Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Citrix Systems, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2004 and our report dated March 10, 2005 expressed an unqualified opinion thereon.

/s/Ernst & Young LLP

Certified Public Accountants

West Palm Beach, Florida

March 10, 2005

ITEM 9B.    OTHER INFORMATION

The Company’s policy governing transactions in its securities by its directors, officers and employees permits its officers, directors and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The Company has been advised that its President and Chief Executive Officer, Mark B. Templeton, its Senior Vice President, Worldwide Sales and Services, John C. Burris, its Vice President, EMEA, Stefan Sjostrom, and a director, John W. White, each entered into a trading plan during the fourth quarter of 2004 in accordance with Rule 10b5-1 and the Company’s policy governing transactions in its securities. The Company undertakes no obligation to update or revise the information provided herein, including for revision or termination of an established trading plan.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2004.

ITEM 11.    EXECUTIVE COMPENSATION

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2004.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2004.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2004.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the Company’s close of the fiscal year ended December 31, 2004.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Consolidated Financial Statements.

For a list of the consolidated financial information included herein, see Index on Page F-1.

2. Financial Statement Schedules.

The following consolidated financial statement schedule is included in Item 8:

Valuation and Qualifying Accounts

3. List of Exhibits.

Exhibit No.		No. Description

2.1	(6)	Agreement and Plan of Merger, dated as of March 20, 2001, by and among Citrix Systems, Inc., Soundgarden Acquisition Corp. and Sequoia Software Corporation

2.2	(10)	Agreement and Plan of Merger dated as of December 18, 2003 by and among Citrix Systems, Inc., EAC Acquisition Corporation, Expertcity.com, Inc., Edward G. Sim and Andreas von Blottnitz

2.3		Agreement and Plan of Merger dated as of November 21, 2004 by and among Citrix Systems, Inc., Hal Acquisition Corporation, Net6, Inc., and Tim Guleri

3.1	(1)	Amended and Restated Certificate of Incorporation of the Company

3.2	(12)	Amended and Restated By-laws of the Company

3.3	(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation

4.1	(1)	Specimen certificate representing the Common Stock

10.1	(11)*	Fourth Amended and Restated 1995 Stock Plan

10.2	(14)*	Second Amended and Restated 1995 Non-Employee Director Stock Option Plan

10.3	(8)*	Third Amended and Restated 1995 Employee Stock Purchase Plan

10.4	(9)*	Second Amended and Restated 2000 Director and Officer Stock Option and Incentive Plan

10.5	(13)*	2000 Director and Officer Stock Option and Incentive Plan, Non-Qualified Stock Option Agreement

10.6	(13)*	2000 Director and Officer Stock Option and Incentive Plan, Incentive Stock Option Agreement

10.7	*	Amended and Restated 2000 Stock Incentive Plan of Net6 Inc. (a subsidiary of Citrix Systems, Inc.)

10.8	*	Amended and Restated 2003 Stock Incentive Plan of Net6 Inc. (a subsidiary of Citrix Systems, Inc.)

10.9	(4)	License, Development and Marketing Agreement dated May 9, 1997 between the Company and Microsoft Corporation

10.10	(5)	Amendment No. 1 to License, Development and Marketing Agreement dated May 9, 1997 between the Company and Microsoft Corporation

10.11	Microsoft Master Source Code Agreement by and between the Company and Microsoft dated December 16, 2004

10.12	License Form by and between the Company and Microsoft Corporation dated December 16, 2004 (with certain information omitted pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission)

10.13(7)	Participation Agreement dated as of April 23, 2002, by and among Citrix Systems, Inc., Citrix Capital Corp., Selco Service Corporation and Key Corporate Capital, Inc. (the “Participation Agreement”) (with certain information omitted pursuant to a grant of confidential treatment and filed separately with the Securities and Exchange Commission)

10.14(7)	Amendment No. 1 to Participation Agreement dated as of June 17, 2002 (with certain information omitted pursuant to a grant of confidential treatment and filed separately with the Securities and Exchange Commission)

10.15(7)	Master Lease dated as of April 23, 2002 by and between Citrix Systems, Inc. and Selco Service Corporation (with certain information omitted pursuant to a grant for confidential treatment and filed separately with the Securities and Exchange Commission)

10.16(15)*	2005 Executive Bonus Plan

21.1	List of Subsidiaries

23.1	Consent of Ernst & Young LLP

24.1	Power of Attorney (Included in signature page)

31.1	Rule 13a-14(a) / 15d-14(a) Certifications

31.2	Rule 13a-14(a) / 15d-14(a) Certifications

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or any compensatory plan, contract or arrangement.

(1)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 33-98542), as amended.

(2)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(3)	Incorporated herein by reference to exhibits of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

(4)	Incorporated herein by reference to Exhibit 10 of the Company’s Current Report on Form 8-K dated as of May 9, 1997.

(5)	Incorporated herein by reference to Exhibit 10 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

(6)	Incorporated by reference herein to Exhibit 2 of the Company’s Schedule 13D Report dated as of March 28, 2001.

(7)	Incorporated by reference herein to exhibits of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(8)	Incorporated by reference herein to exhibits of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

(9)	Incorporated by reference herein to exhibits of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(10)	Incorporated herein by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated as of December 30, 2003.

(11)	Incorporated by reference herein to exhibits of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

(12)	Incorporated by reference herein to exhibits of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

(13)	Incorporated by reference herein to exhibits of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

(14)	Incorporated by reference herein to exhibits of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

(15)	Incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated as of February 10, 2005.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Fort Lauderdale, Florida on the 11th day of March, 2005.

CITRIX SYSTEMS, INC

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on the 11th day of March, 2005.

Signature	Title(s)

/S/ MARK B. TEMPLETON Mark B. Templeton	President, Chief Executive Officer and Director (Principal Executive Officer)

/S/ DAVID J. HENSHALL David J. Henshall	Chief Financial Officer and Vice President, Finance (Principal Financial and Accounting Officer)

/S/ STEPHEN M. DOW Stephen M. Dow	Chairman of the Board of Directors

/S/ THOMAS F. BOGAN Thomas F. Bogan	Director

/S/ MURRAY J. DEMO Murray J. Demo	Director

/S/ GARY E. MORIN Gary E. Morin	Director

/S/ GODFREY R. SULLIVAN Godfrey R. Sullivan	Director

/S/ JOHN W. WHITE John W. White	Director

CITRIX SYSTEMS, INC.

List of Financial Statements and Financial Statement Schedule

The following consolidated financial statements of Citrix Systems, Inc. are included in Item 8:

The following consolidated financial statement schedule of Citrix Systems, Inc. is included in Item 15(a):

Schedule II Valuation and Qualifying Accounts	F-34

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Citrix Systems, Inc.

We have audited the accompanying consolidated balance sheets of Citrix Systems, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Citrix Systems, Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Citrix Systems, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2005 expressed an unqualified opinion thereon.

/s/Ernst & Young LLP

Certified Public Accountants

West Palm Beach, Florida

March 10, 2005

CITRIX SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003
	(In thousands, except par value)
Assets
Current assets:
Cash and cash equivalents	$73,485	$182,969
Short-term investments	159,656	385,431
Accounts receivable, net of allowances of $4,916 and $6,365 in 2004 and 2003, respectively	108,399	87,464
Prepaid expenses and other current assets	41,159	58,167
Current portion of deferred tax assets, net	43,881	51,540

Total current assets	426,580	765,571
Restricted cash equivalents and investments	149,051	146,460
Long-term investments	183,974	183,411
Property and equipment, net	69,281	65,837
Goodwill, net	361,452	152,364
Other intangible assets, net	87,172	21,300
Long-term portion of deferred tax assets, net	—	3,168
Other assets	8,574	6,828

	$1,286,084	$1,344,939

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$131,287	$114,456
Current portion of deferred revenues	210,872	152,938
Convertible subordinated debentures	—	351,423

Total current liabilities	342,159	618,817
Long-term portion of deferred revenues	14,271	12,137
Other liabilities	4,749	7,187

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock at $.01 par value: 5,000 shares authorized, none issued and outstanding	—	—
Common stock at $.001 par value: 1,000,000 shares authorized; 212,991 and 202,622 shares issued at 2004 and 2003, respectively	213	203
Additional paid-in capital	872,659	700,111
Deferred compensation	(1,063)	—
Retained earnings	778,286	646,740
Accumulated other comprehensive income	7,489	7,810

	1,657,584	1,354,864
Less — common stock in treasury, at cost (42,608 and 38,150 shares in 2004 and 2003, respectively)	(732,679)	(648,066)

Total stockholders’ equity	924,905	706,798

	$1,286,084	$1,344,939

See accompanying notes.

CITRIX SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2004	2003	2002
	(In thousands, except per share information)
Revenues:
Software licenses	$369,826	$374,403	$363,145
Software license updates	271,547	168,793	105,682
Services	99,784	45,429	44,539
Other	—	—	14,082

Total net revenues	741,157	588,625	527,448

Cost of revenues:
Cost of software license revenues	3,824	13,555	12,444
Cost of services revenues	16,472	6,481	6,586
Amortization of core and product technology	6,127	11,036	10,811

Total cost of revenues	26,423	31,072	29,841

Gross margin	714,734	557,553	497,607
Operating expenses:
Research and development	86,357	64,443	68,923
Sales, marketing and support	337,566	252,749	235,393
General and administrative	106,516	85,672	88,946
Amortization of other intangible assets	6,204	300	485
In-process research and development	19,100	—	—

Total operating expenses	555,743	403,164	393,747

Income from operations	158,991	154,389	103,860
Interest income	14,274	21,120	30,943
Interest expense	(4,367)	(18,280)	(18,163)
Write-off of deferred debt issuance costs	(7,219)	—	—
Other income (expense), net	2,754	3,458	(3,483)

Income before income taxes	164,433	160,687	113,157
Income taxes	32,887	33,744	19,237

Net income	$131,546	$126,943	$93,920

Earnings per share:
Basic	$0.78	$0.77	$0.53

Diluted	$0.75	$0.74	$0.52

Weighted average shares outstanding:
Basic	168,868	165,323	177,428

Diluted	174,734	171,447	179,359

See accompanying notes.

CITRIX SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(In thousands)

	Common Stock			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income(Loss)	Deferred Compensation	Common Stock in Treasury		Total Stockholders’ Equity	Total Comprehensive Income
	Shares	Amount						Shares	Amount
Balance at December 31, 2001	196,627	$197		$507,857	$425,877	$(84)	—	(11,450)	$(286,517)	$647,330
Exercise of stock options	551	1		3,369	—	—	—	—	—	3,370
Common stock issued under employee stock purchase plan	248	—		1,301	—	—	—	—	—	1,301
Tax benefit from employer stock plans	—	—		25,735	—	—	—	—	—	25,735
Proceeds from sale of put warrants	—	—		3,310	—	—	—	—	—	3,310
Put warrant obligations, net of expired put warrants	—	—		9,215	—	—	—	—	—	9,215
Repurchase of common stock	—	—		85,811	—	—	—	(17,840)	(218,679)	(132,868)
Common stock subject to repurchase	—	—		(9,135)	—	—	—	—	—	(9,135)
Cash paid in advance for share repurchase contract	—	—		(31,504)	—	—	—	—	—	(31,504)
Unrealized gain on forward contracts and interest rate swap, net of reclassification adjustments and net of tax	—	—		—	—	3,428	—	—	—	3,428	$3,428
Unrealized gain on available-for-sale securities, net of tax	—	—		—	—	489	—	—	—	489	489
Net income	—	—		—	93,920	—	—	—	—	93,920	93,920

Total comprehensive income											$97,837

Balance at December 31, 2002	197,426	197	*	595,959	519,797	3,833	—	(29,290)	(505,196)	614,590 *
Exercise of stock options	4,723	5		54,984	—	—	—	—	—	54,989
Common stock issued under employee stock purchase plan	473	—		3,434	—	—	—	—	—	3,434
Tax benefit from employer stock plans	—	—		10,289	—	—	—	—	—	10,289
Proceeds from sale of put warrants	—	—		655	—	—	—	—	—	655
Put warrant obligations, net of expired put warrants	—	—		7,340	—	—	—	(200)	(2,517)	4,823
Repurchase of common stock	—	—		33,195	—	—	—	(8,659)	(140,354)	(107,159)
Common stock subject to repurchase	—	—		9,135	—	—	—	—	—	9,135
Cash paid in advance for share repurchase contracts	—	—		(14,878)	—	—	—	—	—	(14,878)
Unrealized gain on forward contracts and interest rate swaps, net of reclassification adjustments and net of tax	—	—		—	—	3,672	—	—	—	3,672	$3,672
Unrealized gain on available-for-sale securities, net of tax	—	—		—	—	305	—	—	—	305	305
Net income	—	—		—	126,943	—	—	—	—	126,943	126,943

Total comprehensive income											$130,920

Balance at December 31, 2003	202,622	203	*	700,111 *	646,740	7,810	—	(38,150)*	$(648,066)*	706,798
Exercise of stock options	4,492	4		58,673	—	—	—	—	—	58,677
Common stock issued under employee stock purchase plan	299	—		4,786	—	—	—	—	—	4,786
Common stock issued for acquisition	5,578	6		124,416	—	—	—			124,422
Tax benefit from employer stock plans	—	—		20,875	—	—	—	—	—	20,875
Deferred compensation		—		1,088			(1,063)			25
Repurchase of common stock	—	—		15,782	—	—	—	(4,458)	(84,613)	(68,831)
Cash paid in advance for share repurchase contracts	—	—		(53,072)	—	—	—	—	—	(53,072)
Unrealized loss on forward contracts and interest rate swaps, net of reclassification adjustments and net of taxes	—	—		—	—	(164)	—	—	—	(164)	$(164)
Unrealized loss on available-for-sale securities, net of tax	—	—		—	—	(156)	—	—	—	(156)	(156)
Net income	—	—		—	131,546	—	—	—	—	131,546	131,546

Total comprehensive income
Balance at December 31, 2004	212,991	$213		$872,659	$778,286	$7,489 *	$(1,063)	(42,608)	$(732,679)	$924,905 *	$131,226

*	Amounts do not add due to rounding

See accompanying notes.

CITRIX SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
Operating activities
Net income	$131,546	$126,943	$93,920
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	12,331	11,336	11,296
Depreciation and amortization of property and equipment	21,247	23,000	30,142
Write-off of deferred debt issuance costs	7,219	—	—
Realized gain on the repurchase of convertible subordinated debentures	—	—	(1,547)
Realized loss (gain) on the termination of interest rate swap	(328)	736	(3,356)
Realized (gains) losses on investments	—	(1,978)	2,095
In-process research and development	19,100	—	—
Provision for doubtful accounts	1,108	522	3,486
Provision for product returns	6,663	3,825	25,282
Provision for (recovery of) inventory reserves	428	(4)	1,407
Deferred income tax provision (benefit)	(2,360)	1,343	(4,218)
Tax benefit related to the exercise of non-statutory stock options and disqualified dispositions of incentive stock options	20,875	10,289	25,735
Accretion of original issue discount and amortization of financing cost	4,318	18,237	17,711
Other non-cash items	677	273	2,006

Total adjustments to reconcile net income to net cash provided by operating activities	91,278	67,579	110,039
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(25,312)	(22,340)	(33,205)
Prepaid expenses and other current assets	9,172	(4,413)	(1,000)
Other assets	(456)	6,119	5,661
Deferred tax assets, net	12,249	(731)	6,480
Accounts payable and accrued expenses	1,763	20,455	(18,496)
Deferred revenues	54,118	61,084	17,787
Other liabilities	(9,077)	735	5,917

Total changes in operating assets and liabilities, net of effects of acquisitions	42,457	60,909	(16,856)

Net cash provided by operating activities	265,281	255,431	187,103
Investing activities
Purchases of available for-sale investments	(192,745)	(381,107)	(423,207)
Proceeds from sales of available-for-sale investments	161,846	196,524	349,600
Proceeds from maturities of available-for-sale investments	56,867	109,252	88,229
Proceeds from maturities of held-to-maturity investments	195,350	—	—
Purchases of property and equipment	(24,412)	(11,063)	(19,104)
(Payment for) proceeds from termination of interest rate swaps	—	(1,572)	3,902
Cash paid for acquisitions, net of cash acquired	(140,788)	—	(10,680)
Cash paid for licensing agreements and core technology	(16,784)	(1,358)	(3,000)

Net cash provided by (used in) investing activities	39,334	(89,324)	(14,260)
Financing activities
Proceeds from issuance of common stock	63,463	58,423	4,671
Cash paid to repurchase convertible subordinated debentures	(355,659)	—	(27,773)
Cash paid under stock repurchase programs	(121,903)	(124,554)	(164,372)
Proceeds from sale of put warrants	—	655	3,310
Other	—	(12)	(22)

Net cash used in financing activities	(414,099)	(65,488)	(184,186)

Change in cash and cash equivalents	(109,484)	100,619	(11,343)
Cash and cash equivalents at beginning of year	182,969	82,350	93,693

Cash and cash equivalents at end of year	$73,485	$182,969	$82,350

(continued)

Supplemental Cash Flow Information (In thousands)
Non-cash investing activity—Increase (decrease) in restricted cash equivalents and investments	$2,591	$(25,646)	$172,106

Cash paid for income taxes	$2,623	$10,331	$14,222

Cash paid for interest	$559	$2,976	$4,155

See accompanying notes

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    ORGANIZATION

Citrix Systems, Inc. (“Citrix” or the “Company”), is a Delaware corporation founded on April 17, 1989. The Company designs, develops and markets access infrastructure software, services and appliances. The Company markets and licenses its products through multiple channels such as value-added resellers, channel distributors, system integrators, independent software vendors and its websites, managed by the Company’s. The Company also promotes its products through relationships with a wide variety of industry participants, including Microsoft Corporation (“Microsoft”).

2.    SIGNIFICANT ACCOUNTING POLICIES

Consolidation Policy

The consolidated financial statements of the Company include the accounts of its wholly-owned subsidiaries in the Americas, Europe, the Middle East and Africa (“EMEA”) and Asia-Pacific. All significant transactions and balances between the Company and its subsidiaries have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents at December 31, 2004 and 2003 include marketable securities, which are primarily municipal securities, money market funds, corporate securities, commercial paper and government securities with initial or remaining contractual maturities when purchased of three months or less. The Company minimizes its credit risk associated with cash and cash equivalents by investing primarily in investment grade, highly liquid instruments and periodically evaluating the credit quality of its primary financial institutions.

Restricted Cash Equivalents and Investments

Restricted cash equivalents and investments at December 31, 2004 and 2003 include approximately $62.8 million in investment securities and cash equivalents were pledged as collateral for specified obligations under the Company’s synthetic lease arrangement. In addition, at December 31, 2004 and 2003 approximately $86.3 million and $83.6 million, respectively, in investment securities were pledged as collateral for certain of the Company’s credit default contracts and interest rate swaps. The Company maintains the ability to manage the composition of the restricted cash equivalents and investments within certain limits and to withdraw and use excess investment earnings from the restricted collateral for operating purposes. For further information, see Notes 10 and 13.

Investments

Short and long-term investments at December 31, 2004 and 2003 primarily consist of corporate securities, government securities, commercial paper and municipal securities. Investments classified as available-for-sale are stated at fair value with unrealized gains and losses, net of taxes, reported in accumulated other comprehensive income. Investments classified as held-to-maturity are stated at amortized cost. The Company does not recognize changes in the fair value of held-to-maturity investments in income unless a decline in value is considered other-than-temporary.

The Company minimizes its credit risk associated with investments by investing primarily in investment grade, highly liquid securities. The Company maintains investments with various financial institutions and the Company’s policy is designed to limit exposure to any one issuer depending on credit quality. Periodic evaluations of the relative credit standing of those issuers are considered in the Company’s investment strategy. The Company uses information provided by third parties to adjust the carrying value of certain of its investments and derivative instruments to fair value at the end of each period. Fair values are based on valuation models that use market quotes and, for certain investments, assumptions as to the creditworthiness of the entities issuing those underlying investments.

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounts Receivable

Substantially all of the Company’s accounts receivable are due from value-added resellers and distributors of computer software. Collateral is not required. Credit losses and expected product returns are provided for in the consolidated financial statements and have historically been within management’s expectations. If the financial condition of a significant distributor or customer were to deteriorate, the Company’s operating results could be adversely affected. No distributor or customer accounted for more than 10% of gross accounts receivable at December 31, 2004 or 2003.

Property and Equipment

Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which is generally three years for computer equipment, software, office equipment and furniture, the lesser of the lease term or five years for leasehold improvements, seven years for the Company’s enterprise resource planning system and 40 years for buildings. Depreciation expense was $21.2 million, $23.0 million and $30.1 million for 2004, 2003 and 2002, respectively.

During 2003, the Company retired $15.4 million in property and equipment that were no longer in use. At the time of retirement, these assets had no remaining net book value and no asset retirement obligations associated with them. In 2004 retirements were not material.

Property and equipment consist of the following:

	December 31,
	2004	2003
	(In thousands)
Buildings	$17,781	$17,781
Computer equipment	57,628	48,452
Software	47,799	40,548
Equipment and furniture	18,143	16,297
Leasehold improvements	35,759	30,922
Land	9,062	9,062

	186,172	163,062
Less accumulated depreciation and amortization	(116,891)	(97,225)

	$69,281	$65,837

Long-Lived Assets

The Company reviews for impairment of long-lived assets and certain identifiable intangible assets to be held and used whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss is based on the fair value of the asset compared to its carrying value. Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. During 2004 and 2003, the Company did not recognize any impairment charges associated with its long-lived or intangible assets. During 2002, the Company recognized $2.0 million in asset impairment charges primarily due to the consolidation of certain of its offices resulting in the abandonment of certain leasehold improvements. These charges are reflected in operating expenses in the accompanying consolidated statement of income for the year ended December 31, 2002 and primarily related to the Americas geographic segment.

Software Developed or Obtained for Internal Use

The Company accounts for internal use software pursuant to the American Institute of Certified Public Accountants Statement of Position (“SOP”) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Pursuant to SOP 98-1, the Company capitalizes external direct costs of materials and services used in the project and internal costs such as payroll and benefits of those employees directly associated with the development of the software. The amount of costs capitalized in 2004 and 2003 relating to internal use software were $6.6 million and $3.8 million, respectively, consisting of purchased software and services provided by external vendors. These costs are being

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amortized over the estimated useful life of the software developed, which is generally three to seven years and are included in property and equipment in the accompanying consolidated balance sheets.

Goodwill

The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142, requires that goodwill and certain intangible assets are not amortized, but are subject to an annual impairment test. At December 31, 2004 and 2003, the Company had $361.5 million and $152.4 million of goodwill, respectively. There was no impairment of goodwill as a result of the annual impairment tests completed during the fourth quarters of 2004 and 2003. Excluding goodwill, the Company has no intangible assets deemed to have indefinite lives. Substantially all of the Company’s goodwill at December 31, 2004 was associated with the Americas and Citrix Online reportable segments and at December 31, 2003 substantially all of the Company’s goodwill was associated with the Americas reportable segment. See Note 3 for acquisitions and Note 12 for segment information.

Intangible Assets

The Company has intangible assets with definite lives that are recorded at cost, less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally three to seven years, except for patents, which are amortized over 10 years. In accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, the Company records acquired core and product technology at net realizable value and reviews this technology for impairment on a periodic basis by comparing the estimated net realizable value to the unamortized cost of the technology. There has been no impairment of these assets for any of the periods presented.

Intangible assets consist of the following (in thousands):

	December 31, 2004		December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Core and product technologies	$125,248	$67,488	$82,486	$63,092
Other	43,432	14,020	9,447	7,541

Total	$168,680	$81,508	$91,933	$70,633

Amortization of core and product technology was $6.1 million, $11.0 million and $10.8 million for 2004, 2003 and 2002, respectively, and is classified as a component of cost of revenues on the accompanying consolidated statements of income. Amortization of other intangible assets was $6.2 million, $0.3 million and $0.5 million for 2004, 2003 and 2002, respectively. Estimated future annual amortization expense is as follows (in thousands):

Year ending December 31,
2005	$23,254
2006	19,205
2007	14,149
2008	11,684
2009	8,098

During 2004, the Company reclassified certain acquired intangible assets to goodwill to adjust the purchase price allocation resulting from a 2001 acquisition. The adjustment resulted in a $4.4 million reduction of amortization expense, net of related tax effect of $2.8 million in 2004.

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

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Revenue is recognized when it is earned. The Company’s revenue recognition policies are in compliance with Statement of Position (“SOP”) 97-2 (as amended by SOP 98-4 and SOP 98-9) and related interpretations, Software Revenue Recognition. In addition, for the Company’s Web-based desktop access services revenue is recognized in accordance with Emerging Issues Task Force (“EITF”) No. 00-3, Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware. The Company recognizes revenue when all of the following criteria are met: persuasive evidence of the arrangement exists; delivery has occurred and the Company has no remaining obligations; the fee is fixed or determinable; and collectibility is probable. The Company defines these four criteria as follows:

•	Persuasive evidence of the arrangement exists. The Company recognizes revenue on packaged product upon shipment to distributors and resellers. For packaged product sales, it is the Company’s customary practice to require a purchase order from distributors and resellers who have previously negotiated a master packaged product distribution or resale agreement. For electronic and paper license arrangements, the Company typically requires a purchase order from the distributor, reseller or end-user (depending on the arrangement) and an executed software license agreement from the end-user. For technical support, product training and consulting services, the Company requires a purchase order and an executed agreement. For Web-based desktop access services, the Company requires the customer or the reseller to electronically accept the terms of an online services agreement or execute a contract and generally submit a purchase order.

•	Delivery has occurred and the Company has no remaining obligations. For software license sales, the Company’s standard delivery method is free-on-board shipping point. Consequently, it considers delivery of packaged product to have occurred when the products are shipped pursuant to an agreement and purchase order. The Company considers delivery of licenses under electronic licensing agreements to have occurred when the related products are shipped and the end-user has been electronically provided with the licenses and software activation keys that allow the end-user to take immediate possession of the software. For product training and consulting services, the Company fulfills its obligation when the services are performed. For software license updates, technical support and Web-based desktop access services, the Company assumes that its obligation is satisfied ratably over the respective terms of the agreements, which are typically 12 to 24 months.

•	The fee is fixed or determinable. In the normal course of business, the Company does not provide customers the right to a refund of any portion of their license fees or extended payment terms. The Company sells software license updates and services, which includes technical support, product training and consulting services, and Web-based desktop access services separately and it determines vendor specific objective evidence (“VSOE”) of fair value by the price charged for each product when sold separately or applicable renewal rates.

•

Collectibility is probable. The Company determines collectibility on a customer-by-customer basis and generally does not require collateral. The Company typically sells software licenses and updates to distributors or resellers for whom there are histories of successful collection. New customers are subject to a credit review process that

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

evaluates the their financial position and ultimately their ability to pay. Customers are also subject to an ongoing credit review process. If the Company determines from the outset of an arrangement that collectibility is not probable, revenue recognition is deferred until customer payment is received and the other parameters of revenue recognition described above have been achieved. Management’s judgment is required in assessing the probability of collection, which is generally based on evaluation of customer specific information, historical experience and economic market conditions.

Net revenues include the following categories: Software Licenses, Software License Updates and Services. Software Licenses primarily represent fees related to the licensing of our MetaFrame products. These revenues are reflected net of sales allowances and provisions for stock balancing return rights. Software License Updates consists of fees related to the Subscription Advantage program (the Company’s terminology for post contract support) that are recognized ratably over the term of the contract, which is typically 12-24 months. Subscription Advantage is a renewable program that provides subscribers with automatic delivery of software upgrades, enhancements and maintenance releases when and if they become available during the term of subscription. Services consist primarily of technical support services and Web-based desktop access services revenue recognized ratably over the contract term, revenue from product training and certification, and consulting services revenue related to implementation of the Company’s software products, which is recognized as the services are provided.

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

In the normal course of business, the Company does not permit product returns, but it does provide most of its distributors and value added resellers with stock balancing and price protection rights. Stock balancing rights permit distributors to return products to the Company by the forty-fifth day of the fiscal quarter, subject to ordering an equal dollar amount of the Company’s other products prior to the last day of the same fiscal quarter. Price protection rights require that the Company grant retroactive price adjustments for inventories of products held by distributors or resellers if it lowers prices for such products. The Company establishes provisions for estimated returns for stock balancing and price protection rights, as well as other sales allowances, concurrently with the recognition of revenue. The provisions are established based upon consideration of a variety of factors, including, among other things, recent and historical return rates for both specific products and distributors, estimated distributor inventory levels by product, the impact of any new product releases and projected economic conditions. Actual product returns for stock balancing and price protection provisions incurred are, however, dependent upon future events, including the amount of stock balancing activity by distributors and the level of distributor inventories at the time of any price adjustments. The Company continually monitors the factors that influence the pricing of its products and distributor inventory levels and makes adjustments to these provisions when it believes actual returns and other allowances could differ from established reserves. The Company’s ability to recognize revenue upon shipment to distributors is predicated on its ability to reliably estimate future stock balancing returns. If actual experience or changes in market condition impairs the Company’s ability to estimate returns, it would be required to defer the recognition of revenue until the delivery of the product to the end-user. Allowances for estimated product returns amounted to approximately $2.3 million at December 31, 2004 and $3.0 million at December 31, 2003. The Company has not reduced and has no current plans to reduce its prices for inventory currently held by distributors or resellers. Accordingly, there were no reserves required for price protection at December 31, 2004 or December 31, 2003. The Company also records estimated reductions to revenue for customer programs and incentive offerings including volume-based incentives. If market conditions were to decline, the Company could take actions to increase its customer incentive offerings, which could result in an incremental reduction to revenue at the time the incentive is offered.

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

Cost of Revenues

Cost of revenues consists primarily of compensation and other personnel-related costs of providing services and amortization of core and product technology, as well as, costs of product media and duplication, manuals, packaging materials, shipping expense, service capacity costs and royalties. The Company is a party to licensing agreements with various entities, which give the Company the right to use certain software code in its products or in the development of future products in exchange for the payment of a fixed fee or certain amounts based upon the sales of the related product. The licensing agreements generally have terms ranging from one to five years, and generally include renewal options. However, some agreements may be perpetual unless expressly terminated. Royalties and other costs related to these agreements are included in cost of revenues.

Foreign Currency

The functional currency of each of the Company’s wholly-owned foreign subsidiaries is the U.S. dollar. Monetary assets and liabilities of the subsidiaries are remeasured into U.S. dollars at year-end exchange rates, and revenues and expenses are remeasured at average rates prevailing during the year. Remeasurement and foreign currency transaction gains (losses) of approximately $1.7 million, $2.4 million and $(1.1) million for the years ended December 31, 2004, 2003, and 2002, respectively, are included in other income (expense), net in the accompanying consolidated statements of income.

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

Advertising Expense

The Company expenses costs as incurred. The Company has cooperative advertising agreements with certain distributors and resellers whereby the Company will reimburse distributors and resellers for qualified advertising of Citrix

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

products. The Company also has advertising agreements with, and purchases advertising from, online media providers to advertise its Web-based desktop access products. Reimbursement is made once the distributor, reseller or provider provides substantiation of qualified expenditures. The Company estimates the impact of these expenses and recognizes them at the time of product sales as a component of sales, marketing and support expenses in the accompanying consolidated statements of income. The Company recognized advertising expenses of approximately $35.2 million, $13.5 million and $10.0 million, during the years ended December 31, 2004, 2003 and 2002, respectively.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant estimates made by management include the provision for doubtful accounts receivable, provision for estimated returns for stock balancing and price protection rights, as well as other sales allowances, the valuation of the Company’s goodwill, net realizable value of core and product technology, the provision for income taxes and the amortization and depreciation periods for intangible and long-lived assets. While the Company believes that such estimates are fair when considered in conjunction with the consolidated financial position and results of operations taken as a whole, the actual amounts of such estimates, when known, will vary from these estimates.

Accounting for Stock-Based Compensation

SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock Based Compensation- Transition and Disclosure, defines a fair value method of accounting for issuance of stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Pursuant to SFAS No. 123, companies are not required to adopt the fair value method of accounting for employee stock-based transactions. Companies are permitted to account for such transactions under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, but are required to disclose in a note to the consolidated financial statements pro forma net income and per share amounts as if a company had applied the fair methods prescribed by SFAS No. 123.

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

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

No stock-based employee compensation cost is reflected in net income except for amounts related to the 51,546 options assumed as part of the Net6 acquisition, which were accounted for in accordance with FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB Opinion No. 25), and was not material. Substantially all options granted under the Company’s six stock-based compensation plans, including plans assumed from acquired entities, have an exercise price equal to or above market value of the underlying common stock on the date of grant. Had compensation cost for the grants issued at an exercise price equal to or above market value under the Company’s stock-based compensation plans had been determined based on the fair value at the grant dates for grants under those plans consistent with the fair value method of SFAS No. 123, the Company’s cash flows would have remained unchanged; however, net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	2004	2003	2002
	(In thousands, except per share information)
Net income (loss):
As reported	$131,546	$126,943	$93,920
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(48,043)	(87,645)	(137,645)

Pro forma	$83,503	$39,298	$(43,725)

Basic earnings (loss) per share:
As reported	$0.78	$0.77	$0.53

Pro forma	$0.49	$0.24	$(0.25)

Diluted earnings (loss) per share:
As reported	$0.75	$0.74	$0.52

Pro forma	$0.48	$0.23	$(0.25)

For purposes of the pro forma calculations, the fair value of each option is estimated on the date of the grant using the Black-Scholes option-pricing model, assuming no expected dividends and the following assumptions:

	2004 Grants	2003 Grants	2002 Grants
Expected volatility factors	0.38 – 0.49	0.57 – 0.68	0.69
Approximate risk free interest rate	3.0% – 3.5%	2.5% – 3.0%	4.0%
Expected lives	3.32 – 4.76 years	4.70 – 4.75 years	4.60 years

The determination of the fair value of all options is based on the above assumptions. Because additional option grants are expected to be made each year and forfeitures will occur when employees leave the Company, the above pro forma disclosures are not representative of pro forma effects on reported net income (loss) for future years. See Note 6 for more information regarding the Company’s stock option plans.

Earnings Per Share

Basic earnings per share is calculated by dividing income available to shareholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share is computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of certain stock options (calculated using the treasury stock method) and put warrants (calculated using the reverse treasury stock method). Certain shares under the Company’s stock-based compensation programs, and common stock potentially issuable upon conversion of the Company’s convertible subordinated debentures were excluded from the computation of diluted earnings per share due to their anti-dilutive effect for the respective periods in which they were outstanding. The reconciliation of the numerator and denominator of the earnings per share calculation is presented in Note 14.

Reclassifications

Certain reclassifications of the prior years’ financial statements have been made to conform to the current year’s presentation.

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3. ACQUISITIONS

On February 27, 2004, the Company acquired all of the issued and outstanding capital stock of Expertcity.com, Inc. (“Expertcity”), a market leader in Web-based desktop access, as well as a leader in Web-based training and customer assistance products. The consideration for this transaction was approximately $241.4 million, comprised of approximately $112.6 million in cash, approximately 5.9 million shares of the Company’s common stock valued at approximately $124.4 million and direct transactions costs of approximately $4.4 million. These amounts include additional common stock earned by Expertcity upon the achievement of certain revenue and other financial milestones during 2004 pursuant to the merger agreement, which will be issued during 2005. The fair value of the common stock earned as additional purchase price consideration was recorded as goodwill on the date earned. There is no further contingent consideration related to the transaction. The sources of funds for consideration paid in this transaction consisted of available cash and investments and our authorized common stock.

On December 8, 2004, the Company acquired all of the issued and outstanding capital stock of Net6, Inc. (“Net6”), a leader in secure access gateways. The acquisition extends the Company’s ability to provide easy and secure access to virtually any resource, both data and voice, on-demand. The consideration for this transaction was approximately $49.2 million and was paid in cash. In addition to the purchase price, direct transaction costs associated with the acquisition were approximately $1.7 million.

Under the purchase method of accounting, the purchase price for each of Expertcity and Net6 was allocated to Expertcity’s and Net6’s respective net tangible and intangible assets based on their estimated fair values as of the date of the completion of the respective acquisitions. Independent valuation specialists conducted separate valuations to assist us in determining the fair values of a significant portion of Expertcity’s and Net6’s net assets.

The allocation of the purchase price is summarized below (in thousands):

	Expertcity		Net6
	Purchase Price Allocation	Asset Life	Purchase Price Allocation	Asset Life
Current assets	$26,085		$2,107
Property and equipment	1,998	Various	204	Various
In-process research and development	18,700		400
Intangible assets	50,800	3-7 years	20,300	3-7 years
Goodwill	165,758	Indefinite	33,506	Indefinite

Assets acquired	263,341		56,517
Current liabilities	13,617		2,836
Deferred tax liability	8,292		2,812

Total liabilities assumed	21,909		5,648

Net assets acquired, including direct transaction costs	$241,432		$50,869

The goodwill recorded in relation to these acquisitions is not deductible for tax purposes. Identifiable intangible assets purchased in the Expertcity and Net6 acquisitions and their weighted average lives are as follows:

	Expertcity	Asset Life	Net6	Asset Life
Trade name	$4,500	5 years	$—	N/A
Covenants not to compete	8,000	4 years	300	3 years
Customer relationships	13,000	3 years	6,600	6 years
Core and product technologies	25,300	6.7 years	13,400	7 years

Total	$50,800		$20,300

The fair values used in determining the purchase price allocation for certain intangible assets for Expertcity and Net6 were based on estimated discounted future cash flows, royalty rates and historical data, among other information. Purchased in-process research and development (“IPR&D”) of approximately $19.1 million was expensed immediately upon closing of the respective mergers in accordance with Financial Accounting Standards Board Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method, due to the fact that it pertains to

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

technology that was not currently technologically feasible, meaning it had not reached the working model stage, did not contain all of the major functions planned for the product, was not ready for initial customer testing and had no alternative future use. The fair value assigned to in-process research and development was determined using the income approach, which includes estimating the revenue and expenses associated with a project’s sales cycle and by estimating the amount of after-tax cash flows attributable to the projects. The future cash flows were discounted to present value utilizing an appropriate risk-adjusted rate of return, which ranged from 17% to 25%. The rate of return included a factor that takes into account the uncertainty surrounding the successful development of the IPR&D.

The $165.8 million of goodwill related to the Expertcity acquisition was assigned to the Citrix Online division segment and the $33.5 million of goodwill related to the Net6 acquisition was assigned to the Americas segment. See Note 12 for segment information.

The results of operations of Expertcity and Net6 are included in the Company’s results of operations beginning after their respective acquisition dates. Expertcity is the Company’s new segment, the Citrix Online division and Net6 is part of the Company’s Americas reportable segment. The following unaudited pro forma information combines the consolidated results of operations of the Company and Expertcity and Net6 as if the acquisitions had occurred at the beginning of fiscal year 2003 (in thousands, except per share data):

	December 31,
	2004	2003
Revenues	$750,861	$625,435
Income from operations	143,724	132,868
Net income	118,224	108,897
Per share – basic	0.68	0.64
Per share – diluted	0.66	0.62

4. CASH AND INVESTMENTS

Cash and cash equivalents and investments consist of the following:

	December 31,
	2004	2003
	(In thousands)
Cash and cash equivalents:
Cash	$36,019	$67,419
Municipal securities	4,896	8,705
Money market funds	34,902	50,289
Corporate securities	3,577	9,684
Government securities	6,837	57,006

Total	$86,231	$193,103

Reported as:
Cash and cash equivalents	$73,485	$182,969

Restricted cash equivalents and investments	$12,746	$10,134

Short-term investments:
Corporate securities	$112,632	$284,867
Government securities	25,828	14,666
Commercial paper	—	1,988
Municipal securities	69,485	117,690

Total	$207,945	$419,211

Reported as:
Short-term investments	$159,656	$385,431

Restricted cash equivalents and investments	$48,289	$33,780

Long-term investments:
Corporate securities	$167,910	$169,418
Government securities (1)	103,699	116,251
Other	381	288

Total	$271,990	$285,957

Reported as:
Long-term investments	$183,974	$183,411

Restricted cash equivalents and investments	$88,016	$102,546

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Includes investments in both United States and foreign government securities.

The Company had two AAA-rated zero coupon corporate securities classified as held-to-maturity investments that were carried at the combined accreted value of approximately $192.5 million at December 31, 2003. These securities matured on March 22, 2004 and the Company received $195.4 million, all of which was used to redeem a portion of the Company’s convertible subordinated debentures. At December 31, 2004, the Company held no investments classified as held-to-maturity.

The Company’s other short and long-term investments are classified as available-for-sale and are recorded at fair value. Gross realized gains and losses on sales of securities during 2004 and 2003 were not material. Gross realized gains and losses were $0.7 million and $2.8 million, respectively, for the year ended December 31, 2002. At December 31, 2004, the average original contractual maturity of the Company’s short-term available-for-sale investments was approximately 13 months. The Company’s long-term available-for-sale investments at December 31, 2004 include $253.6 million of investments, including restricted investments, with original contractual maturities ranging from one to five years and $18.0 million of investments with original contractual maturities ranging from five to 10 years. The average remaining maturities of the Company’s short and long-term available-for-sale investments, including restricted investments, at December 31, 2004 were five and 27 months, respectively. In addition, included in short-term available for sale investments are auction rate securities owned by the Company that generally reset every seven to 28 days. The Company also owns $0.4 million in equity investments not due at a single maturity date classified as long-term investments.

The Company has investments in two instruments with an aggregate amount of $50.0 million that include structured credit risk features related to certain referenced entities. Under the terms of these debt instruments, the Company assumes the default risk, above a certain threshold, of a portfolio of specific referenced issuers in exchange for a fixed yield that is added to the LIBOR-based yield on the underlying debt instrument. In the event of default by the underlying referenced issuers above specified amounts, the Company will pay the counterparty an amount equivalent to its loss, not to exceed the face value of the instrument. The primary risk associated with these investments is the default risk of the underlying issuers. The credit ratings of these instruments are equivalent to the likelihood of an event of default under “AAA” or “AA” rated individual securities. The purpose of these instruments is to provide additional yield on certain of the Company’s available-for-sale investments. These instruments mature in November 2007 and February 2008. To date there have been no credit events for the underlying referenced entities resulting in losses to the Company. The Company separately accounts for changes in the fair value of the structured credit features of the investments and as of December 31, 2004 and 2003, there was no material change in fair value.

The change in net unrealized securities gains (losses) recognized in other comprehensive income includes unrealized gains (losses) that arose from changes in market value of securities that were held during the period and gains (losses) that were previously unrealized, but have been recognized in current period net income due to sales or maturities of available-for-sale securities. This reclassification has no effect on total comprehensive income or stockholders’ equity and was immaterial for all periods presented. The unrealized gain (loss) associated with each individual category of cash and investments was not significant for either of the periods presented.

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31,
	2004	2003
	(In thousands)
Accounts payable	$17,554	$14,992
Accrued compensation and employee benefits	29,734	25,528
Accrued cooperative advertising and marketing programs	14,699	9,964
Accrued taxes	37,050	37,253
Other	32,250	26,719

	$131,287	$114,456

6. EMPLOYEE STOCK COMPENSATION AND BENEFIT PLANS

Stock Compensation Plans

As of December 31, 2004, the Company has six stock-based compensation plans including plans assumed in acquisitions, which are described below. The Company typically grants stock options for a fixed number of shares to employees with an exercise price equal to or above the market value of the shares at the date of grant. As mentioned in Note 2, the Company applies the intrinsic value method under APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock plans and its stock purchase plan except for 51,546 options assumed as part of the Net6 acquisition that had an exercise price below market value and were accounted for in accordance with FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB Opinion No. 25). The impact on the Company’s financial statements from the use of options is reflected in the calculation of earnings per share in the form of dilution (see Note 14).

Fixed Stock Option Plans

The Company’s Amended and Restated 1995 Stock Plan (the “1995 Plan”) was originally adopted by the Board on September 28, 1995 and approved by the Company’s stockholders in October 1995. Under the terms of the 1995 Plan, the Company is authorized to grant incentive stock options (“ISOs”) and non-qualified stock options (“NSOs”), make stock awards and provide the opportunity to purchase stock to employees, directors and officers and consultants of the Company. The 1995 Plan, as amended, provides for the issuance of a maximum of 69,945,623 shares of common stock, plus, effective January 1, 2001 and each year thereafter, a number of shares of common stock equal to 5% of the total number of shares of common stock issued and outstanding as of December 31 of the preceding year. Under the 1995 Plan, a maximum of 60,000,000 ISOs may be granted and ISOs must be granted at exercise prices no less than fair market value at the date of grant, except for ISOs granted to employees who own more than 10% of the Company’s combined voting power, for which the exercise prices will be no less than 110% of the market value at the date of grant. NSOs, stock awards or stock purchases may be granted or authorized, as applicable, at prices no less than the minimum legal consideration required. Under the 1995 Plan, as amended, stock options must be granted at exercise prices no less than market value at the date of grant; provided, however, that if an NSO is expressly granted in lieu of a reasonable amount of salary or cash bonus, the exercise price may be equal to or greater than 85% of the fair market value at the date of such grant. ISOs and NSOs expire five or ten years from the date of grant depending on the applicable option agreement. All options are exercisable upon vesting. Ten year options typically vest over four years at a rate of 25% of the shares underlying the option one year from the date of grant and at a rate of 2.08% monthly thereafter and five year options typically vest over three years at a rate of 33.3% of the shares underlying the option one year from date of grant and at a rate of 2.78% monthly thereafter.

The Company’s Second Amended and Restated 2000 Director and Officer Stock Option and Incentive Plan (the “2000 Plan”) was originally adopted by the Board of Directors and approved by the Company’s stockholders on May 18, 2000. Under the terms of the 2000 Plan, the Company is authorized to make stock awards, provide eligible individuals with the opportunity to purchase stock, grant ISOs and grant NSOs to officers and directors of the Company. The 2000 Plan provides for the issuance of up to 4,000,000 shares, plus, effective on January 1, 2001, on January 1 of each year, a number of shares of common stock equal to one-half of one percent (0.5%) of the total number of shares of common stock issued and

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

outstanding as of December 31 of the preceding year. Notwithstanding the foregoing, the maximum number of stock options that may be issued pursuant to the 2000 Plan shall be equal to the maximum number of stock options issuable under the 2000 Plan at any time less 500,000 stock options, and no more than 3,000,000 shares of common stock may be issued pursuant to the exercise of incentive stock options granted under the 2000 Plan. Under the 2000 Plan, stock options must be granted at exercise prices no less than market value at the date of grant, provided however, that if an NSO is expressly granted in lieu of a reasonable amount of salary or cash bonus, the exercise price may be equal to or greater than 85% of the fair market value at the date of such grant. ISOs and NSOs expire ten or five years from date of grant depending on the applicable option agreement. All options are exercisable upon vesting. Ten year options typically vest over four years at a rate of 25% of the shares underlying the option one year from the date of grant and at a rate of 2.08% monthly thereafter and five year options typically vest over three years at a rate of 33.3% of the shares underlying the option one year from date of grant and at a rate of 2.78% monthly thereafter.

The Second Amended and Restated 1995 Non-Employee Director Stock Option Plan (the “Director Option Plan”) was originally adopted by the Board of Directors on September 28, 1995 and approved by the Company’s stockholders in October 1995. The Director Option Plan provides for the grant of options to purchase a maximum of 3,600,000 shares of common stock of the Company to non-employee directors of the Company.

Pursuant to the Director Option Plan, each non-employee director is eligible to receive an initial grant of an option to purchase 60,000 shares of common stock and an annual grant of an option to purchase 20,000 shares of common stock on the first business day of the month following the Annual Meeting of Stockholders, provided that no annual grant shall be granted to any non-employee director in the same calendar year that such person received his or her initial grant. The initial grant vests 33.3% after the conclusion of the first year and 2.78% per month over the remaining two years. The annual grant vests in equal monthly increments over a period of one year. All options granted under the Director Option Plan have an exercise price equal to the fair market value of the common stock on the date of grant and a term of five years from the date of grant. Options are exercisable to the extent vested only while the optionee is serving as a director of the Company or within 90 days after the optionee ceases to serve as a director of the Company.

The Company’s Amended and Restated 2000 Stock Incentive Plan of Net6, Inc. (the “2000 Net6 Plan”) was originally adopted and approved by the Board of Directors and stockholders of Net6 on January 19, 2001. The 2000 Net6 Plan and the outstanding unvested stock options under the 2000 Net6 Plan (the “2000 Assumed Options”) were assumed by the Company on December 8, 2004 in connection with the Company’s acquisition of Net6. Under the terms of the 2000 Net6 Plan, Net6 was authorized to grant ISOs and NSOs and to make stock awards to employees, directors, officers and consultants of Net6. The 2000 Net6 Plan, as amended and restated, provides for the issuance of a maximum of 167,850 (as adjusted for stock splits) shares of common stock. As of December 8, 2004, however, the Company’s Board of Directors resolved to cap the 2000 Net6 Plan with 7,861 shares of the 2000 Assumed Options outstanding and to make no further option grants or stock awards under the 2000 Net6 Plan. ISOs were granted at exercise prices no less than the fair market value at the date of grant, except for ISOs granted to employees who owned more than 10% of Net6’s combined voting power, for which the exercise prices were no less than 110% of the market value at the date of grant. NSOs were granted at exercise prices no less than 85% of the fair market value at the date of grant. Stock awards were authorized at prices established by the Board of Directors of Net6. ISOs and NSOs expire five or ten years from the original grant date depending on the applicable option agreement. All options are exercisable upon vesting. The 2000 Assumed Options generally vest over four years with 25% of the shares underlying the option vesting one year from the original grant date and at a rate of 2.08% monthly thereafter.

The Company’s Amended and Restated 2003 Stock Incentive Plan of Net6, Inc. (the “2003 Net6 Plan”) was originally adopted and approved by the Board of Directors and stockholders of Net6 on May 15, 2003. The 2003 Net6 Plan and the outstanding unvested stock options under the 2003 Net6 Plan (the “2003 Assumed Options”) were assumed by the Company on December 8, 2004 in connection with the Company’s acquisition of Net6. Under the terms of the 2003 Net6 Plan, Net6 was authorized to grant ISOs and NSOs and to make stock awards to employees, directors, officers and consultants of Net6. The 2003 Net6 Plan, as amended and restated, provides for the issuance of a maximum of 102,575 (as adjusted for stock splits) shares of common stock. As of December 8, 2004, however, the Company’s Board of Directors resolved to cap the 2003 Net6 Plan with 43,685 shares of the 2003 Assumed Options outstanding and to make no further option grants or stock awards under the 2003 Net6 Plan. ISOs were granted at exercise prices no less than the fair market value at the date of grant, except for ISOs granted to employees who owned more than 10% of Net6’s combined voting power, for which the exercise prices were no less than 110% of the market value at the date of grant. NSOs were granted at

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exercise prices established by the Board of Directors of Net6, provided that NSOs granted to certain Net6 officers were granted at no less than fair market value at the date of grant. Stock awards were authorized at prices established by the Board of Directors of Net6, provided that stock awards made to certain Net6 officers were made at no less than fair market value at the date of award. ISOs and NSOs expire five or ten years from the original grant date depending on the applicable option agreement. All options are exercisable upon vesting. The 2003 Assumed Options generally vest over four years with 25% of the shares underlying the option vesting one year from the original grant date and at a rate of 2.08% monthly thereafter.

A summary of the status and activity of the Company’s fixed stock option plans is as follows:

	Year Ended December 31,
	2004		2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	38,221,590	$24.56	41,220,517	$24.51	39,596,278	$28.92
Granted at market value	5,637,687	20.97	5,574,808	16.19	9,274,497	9.98
Granted above market value	—	—	348,500	12.00	355,626	17.92
Granted below market value	51,546	3.86	—	—	—	—
Exercised	(4,491,795)	13.06	(4,722,911)	11.64	(550,791)	6.12
Forfeited	(2,490,866)	25.14	(4,199,324)	28.14	(7,455,093)	30.86

Outstanding at end of year	36,928,162	25.20	38,221,590	24.56	41,220,517	24.51

Options exercisable at end of year	25,525,048	28.62	25,044,225	28.76	24,101,550	27.01

Weighted-average fair value of options granted during the year at market value		$7.26		$8.68		$5.80
Weighted-average fair value of options granted during the year above market value		—		6.71		8.57
Weighted-average fair value of options granted during the year below market value		21.55		—		—

Information about stock options outstanding as of December 31, 2004 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding at December 31, 2004	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable at December 31, 2004	Weighted Average Exercise Price
$ 2.49 to $ 9.38	3,804,701	6.13	$6.38	2,148,454	$6.90
$ 10.06 to $ 15.25	4,673,325	6.97	$13.25	2,518,514	$13.54
$ 15.34 to $ 17.55	4,323,986	4.92	$16.39	3,084,235	$16.01
$ 17.66 to $ 19.69	3,755,861	6.39	$18.68	2,199,702	$18.92
$ 19.81 to $ 22.19	3,894,204	5.04	$21.29	1,300,644	$21.62
$ 22.47 to $ 24.98	4,116,042	5.23	$23.73	2,448,525	$23.56
$ 25.44 to $ 26.13	3,702,820	4.75	$25.51	3,631,192	$25.50
$ 27.81 to $ 35.49	4,698,025	5.95	$33.17	4,236,203	$32.99
$ 36.25 to $ 48.44	976,470	4.96	$44.90	974,904	$44.92
$ 53.38 to $104.00	2,982,728	5.14	$76.64	2,982,675	$76.64

	36,928,162	5.63	$25.20	25,525,048	$28.62

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

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The maximum number of shares of Common Stock an employee may purchase in any Plan Period is 12,000 shares subject to certain other limitations. The exercise price for the option for each Plan Period is 85% of the lesser of the market price of the Common Stock on the first or last business day of the Plan Period. If an employee is not a participant on the last day of the Plan Period, such employee is not entitled to exercise his or her option, and the amount of his or her accumulated payroll deductions are refunded. An employee’s rights under the 1995 Purchase Plan terminate upon his or her voluntary withdrawal from the 1995 Purchase Plan at any time or upon termination of employment. In January 2002, the 1995 Purchase Plan was amended to change the Plan Periods to avoid automatic purchases of shares of Common Stock from being made during the Company’s regular black-out periods. Under the 1995 Purchase Plan, the Company issued 299,498 shares, 473,002 shares and 248,027 shares in 2004, 2003, and 2002, respectively.

Benefit Plan

The Company maintains a 401(k) benefit plan (the “Plan”) allowing eligible U.S.-based employees to contribute up to 60% of their annual compensation, limited to an annual maximum amount as set periodically by the Internal Revenue Service. The Company, at its discretion, may contribute up to $0.50 of each dollar of employee contribution, limited to a maximum of 6% of the employee’s annual compensation. The Company’s matching contributions for 2004, 2003 and 2002 were $2.3 million and $2.0 million for both 2003 and 2002, respectively. The Company’s contributions vest over a four-year period at 25% per year.

7. CAPITAL STOCK

Common Stock

The Company has reserved for future issuance 79,800,352 shares of common stock for the exercise of stock options outstanding or available for grant.

Stock Repurchase Programs

The Company’s Board of Directors has authorized an ongoing stock repurchase program with a total repurchase authority granted to the Company of $1.0 billion, of which $200 million was authorized in February 2005, the objective of which is to manage actual and anticipated dilution and improve shareholders’ return. At December 31, 2004, approximately $42.0 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock.

The Company is authorized to make open market purchases of its common stock using general corporate funds. Additionally, from time to time, the Company has entered into structured stock repurchase arrangements with large financial institutions using general corporate funds as part of its share repurchase program in order to lower the average cost to acquire shares. These programs include terms that require the Company to make up front payments to the counterparty financial institution and result in the receipt of stock during or at the end of the period of the agreement or the receipt of either stock or cash at the maturity of the agreement, depending on market conditions. Prior to June 2003, the Company sold put warrants that entitled the holder of each warrant to sell to the Company, generally by physical delivery, one share of its common stock at a specified price. At December 31, 2004 and 2003 there were no put warrants outstanding.

The Company expended an aggregate of $121.0 million, $123.9 million and $161.1 million during 2004, 2003 and 2002, respectively, net of premiums received, under all stock repurchase transactions. During 2004, the Company took delivery of a total of 4,458,740 shares of outstanding common stock with an average per share price of $18.77; and during 2003, the Company took delivery of a total of 8,859,381 shares of outstanding common stock with an average per share price of $15.86. Some of these shares were received pursuant to prepaid programs. Since the inception of the stock repurchase programs, the average cost of shares acquired was $16.55 per share compared to an average close price during open trading windows of $19.83 per share. In addition, a significant portion of the funds used to repurchase stock was funded by proceeds from employee stock option exercises and the related tax benefit. As of December 31, 2004, the Company has remaining prepaid notional amounts of approximately $53.1 million under structured stock repurchase agreements. Due to the fact that the total shares to be received for the open repurchase agreements at December 31, 2004 is not determinable until the contracts mature in 2005, the above price per share amounts exclude the remaining shares to be received subject to the agreements.

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock, $0.01 par value per share. The Company has no present plans to issue such shares.

8. CONVERTIBLE SUBORDINATED DEBENTURES

In March 1999, the Company sold $850 million principal amount at maturity of its zero coupon convertible subordinated debentures (the “Debentures”) due March 22, 2019, in a private placement. The Debentures were priced with a yield to maturity of 5.25% and resulted in net proceeds to the Company of approximately $291.9 million, net of original issue discount and net of debt issuance costs of approximately $9.6 million. In October 2000, the Board of Directors approved a program authorizing the Company to repurchase up to $25 million of the Debentures in open market purchases. Additionally, in April 2002, the Board of Directors granted additional authority of $100 million to the Company to repurchase Debentures through private transactions, bringing the total repurchase authority to $125 million. The Board of Directors’ authorization to repurchase the Debentures allowed the Company to repurchase Debentures when market conditions were favorable. Through December 31, 2003, 76,000 units of the Company’s Debentures representing $76.0 million in principal amount at maturity, had been repurchased under these programs for $29.9 million. On March 22, 2004, the Company redeemed all of the outstanding Debentures for an aggregate redemption price of approximately $355.7 million. The Company used the proceeds from its held-to-maturity investments that matured on March 22, 2004 and cash on hand to fund the redemption. At the date of redemption, the Company incurred a charge for the write-off of the associated deferred debt issuance costs of approximately $7.2 million.

9. FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair value due to the short maturity of these items. The Company’s investments classified as available-for-sale securities, including restricted investments, are carried at fair value on the accompanying consolidated balance sheets based primarily on quoted market prices for such financial instruments. The aggregate fair value of the Company’s available-for-sale investments was $479.6 million and $512.4 million at December 31, 2004 and 2003, respectively. The Company’s held-to-maturity investments had a carrying value of $192.5 million at December 31, 2003, and an aggregate fair value of $194.5 million at December 31, 2003 based on dealer quotation. The carrying amount of the Company’s Debentures at December 31, 2003 was $351.4 million and the fair value of the Debentures, based on the quoted market price as of December 31, 2003 was approximately $355.9 million.

10. COMMITMENTS AND CONTINGENCIES

The Company leases certain office space and equipment under various operating leases. In addition to rent, the leases require the Company to pay for taxes, insurance, maintenance and other operating expenses. Certain of these leases contain stated escalation clauses while others contain renewal options. The Company recognizes rent expense on a straight-line basis over the term of the lease, excluding renewal periods, unless renewal of the lease is reasonably assured.

Rental expense for the years ended December 31, 2004, 2003 and 2002 totaled approximately $18.0 million, $16.4 million and $24.4 million, respectively. Rental expense for 2002 includes lease losses associated with the vacancy of certain of the Company’s leased properties, as discussed below. Sublease income for the years ended December 31, 2004, 2003 and 2002 was approximately $1.6 million, $2.0 million and $1.7 million, respectively. Lease commitments under non-cancelable operating leases with initial or remaining terms in excess of one year and sublease income associated with non-cancelable subleases, including estimated future payments under the Company’s synthetic lease arrangement, are as follows:

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Operating Leases	Sublease Income
	(In thousands)
Years ending December 31, 2005	$23,065	$894
2006	19,857	1,203
2007	14,957	1,324
2008	11,871	1,316
2009	9,557	747
Thereafter	38,499	317

	$117,806	$5,801

During 2002, the Company became a party to a synthetic lease arrangement totaling approximately $61.0 million for its corporate headquarters office space in Fort Lauderdale, Florida. The synthetic lease represents a form of off-balance sheet financing under which an unrelated third party lessor funded 100% of the costs of acquiring the property and leases the asset to the Company. The synthetic lease qualifies as an operating lease for accounting purposes and as a financing lease for tax purposes. The Company does not include the property or the related lease debt as an asset or a liability in its consolidated balance sheets. Consequently, payments made pursuant to the lease are recorded as operating expenses in the Company’s consolidated statements of income. The Company entered into the synthetic lease in order to lease its headquarters properties under more favorable terms than under its previous lease arrangements.

The initial term of the synthetic lease is seven years. Upon approval by the lessor, the Company can renew the lease twice for additional two-year periods. The lease payments vary based on LIBOR plus a margin. At any time during the lease term, the Company has the option to sublease the property and upon thirty-days’ written notice, the Company has the option to purchase the property for an amount representing the original property cost and transaction fees of approximately $61.0 million plus any lease breakage costs and outstanding amounts owed. Upon at least 180 days notice prior to the termination of the initial lease term, the Company has the option to remarket the property for sale to a third party. If the Company chooses not to purchase the property at the end of the lease term, it has guaranteed a residual value to the lessor of approximately $51.9 million and possession of the buildings will be returned to the lessor. On a periodic basis, the Company evaluates the property for indicators of impairment. If an evaluation were to indicate that fair value of the building were to decline below $51.9 million, the Company would be responsible for the difference under its residual value guarantee, which could have a material adverse effect on the Company’s results of operations and financial condition.

The synthetic lease includes certain financial covenants including a requirement for the Company to maintain a pledged balance of approximately $62.8 million in cash and/or investment securities as collateral. This amount is included in restricted cash equivalents and investments in the accompanying consolidated balance sheets. The Company maintains the ability to manage the composition of the restricted investments within certain limits and to withdraw and use excess investment earnings from the restricted collateral for operating purposes. Additionally, the Company must maintain a minimum cash and investment balance of $100.0 million, excluding the Company’s collateralized investments and equity investments as of the end of each fiscal quarter. As of December 31, 2004, the Company had approximately $316.7 million in cash and investments in excess of this required level. The synthetic lease includes non-financial covenants, including the maintenance of the property and adequate insurance, prompt delivery of financial statements to the lender of the lessor and prompt payment of taxes associated with the property. As of December 31, 2004, the Company was in compliance with all material provisions of the arrangement.

In January 2003, the FASB issued FASB Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities, which addresses the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. In December 2003, the FASB issued FIN No. 46 (revised). FIN No. 46 (revised) was effective immediately for certain disclosure requirements and variable interest entities referred to as special-purpose entities for periods ending after December 15, 2003 and for all types of entities for financial statements for periods ending after March 15, 2004. The Company determined that it was not required to consolidate the lessor, the leased facility or the related debt upon the adoption of FIN No. 46 (revised). Accordingly, there was no impact on its financial position, results of operations or cash flows from adoption. However, if the lessor were to change its ownership of the property or significantly change its ownership of other properties that it currently holds, the Company could be required to consolidate the entity, the leased facility and the debt in a future period.

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2002 and 2001, the Company took actions to consolidate certain of its offices, including the exit of certain leased office space and the abandonment of certain leasehold improvements. Lease obligations related to these existing operating leases continue to 2025 with a total remaining obligation at December 31, 2004 of approximately $22.5 million, of which $3.0 million was accrued for as of December 31, 2004, and is reflected in accrued expenses and other liabilities in the accompanying consolidated balance sheets. In calculating this accrual, the Company made estimates, based on market information, including the estimated vacancy periods and sublease rates and opportunities. The Company periodically re-evaluates its estimates and if actual circumstances prove to be materially worse than management has estimated, the total charges for these vacant facilities could be significantly higher.

11. INCOME TAXES

The United States and foreign components of income before income taxes are as follows:

	2004	2003	2002
	(In thousands)
United States	$29,017	$45,820	$33,865
Foreign	135,416	114,867	79,292

Total	$164,433	$160,687	$113,157

The components of the provision for income taxes are as follows:

	2004	2003	2002
	(In thousands)
Current:
Federal	$23,763	$20,887	$13,786
Foreign	8,974	5,435	5,389
State	2,510	6,079	4,280

Total current	35,247	32,401	23,455
Deferred	(2,360)	1,343	(4,218)

Total provision for income taxes	$32,887	$33,744	$19,237

The significant components of the Company’s deferred tax assets and liabilities consisted of the following:

	December 31,
	2004	2003
	(In thousands)
Deferred tax assets:
Acquired technology	$—	$16,348
Accruals and reserves	6,422	4,826
Depreciation and amortization	2,663	413
Tax credits	25,547	24,612
Net operating losses	22,684	8,999
Other	4,265	10,408
Valuation allowance	(1,332)	(2,145)

Total deferred tax assets	60,249	63,461
Deferred tax liabilities:
Acquired technology	(10,712)	—
Foreign earnings	(8,753)	(8,753)

Total deferred tax liabilities	(19,465)	(8,753)

Total net deferred tax assets	$40,784	$54,708

SFAS No. 109, Accounting for Income Taxes, requires a valuation allowance to reduce the deferred tax assets reported if it is not more likely than not that some portion or all of the deferred tax assets will be realized. At December 31, 2004, the Company has recorded a valuation allowance of approximately $1.3 million relating to deferred tax assets for foreign tax credit carryovers.

During the years ended December 31, 2004, 2003, and 2002, the Company recognized tax benefits related to the exercise of employee stock options in the amount of $20.9 million, $10.3 million, and $25.7 million, respectively. These

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

benefits were recorded to additional paid-in capital. At December 31, 2004, the Company had approximately $35.0 million of additional U.S. net operating loss carryforwards resulting from stock options, a substantial portion of which begins to expire in 2020. The Company will record the benefit of the net operating loss carryforwards generated from the exercise of employee stock options in the period that the net operating loss carryforwards are utilized.

At December 31, 2004, the Company had $70.3 million of remaining net operating loss carryforwards from acquisitions. The utilization of these net operating loss carryforwards are limited in any one year pursuant to Internal Revenue Code Section 382 and begin to expire in 2020.

At December 31, 2004, the Company had research and development tax credit carryforwards of approximately $10.8 million that expire beginning in 2008. The Company had foreign tax credit carryforwards of approximately $12.6 million at December 31, 2004 that expire beginning in 2009.

Additionally, the Company had alternative minimum tax credit carryforwards of approximately $2.1 million at December 31, 2004 that have no expiration date.

A reconciliation of the Company’s effective tax rate to the statutory federal rate is as follows:

	Year Ended December 31,
	2004	2003	2002
Federal statutory taxes	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	4.5	3.8	3.8
Foreign operations	(27.0)	(21.7)	(17.9)
Permanent differences	5.0	1.7	0.5
Tax credits	—	(1.7)	(7.6)
Other	3.0	2.6	3.2
Change in valuation allowance	(0.5)	1.3	—

	20.0%	21.0%	17.0%

The Company’s tax provision is based on expected income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates. In the ordinary course of global business, there are transactions for which the ultimate tax outcome is uncertain, thus judgment is required in determining the worldwide provision for income taxes and the associated realizability of deferred tax assets and liabilities. The Company establishes reserves when it becomes probable that a tax return position may be challenged and that the Company may not succeed in completely defending that challenge. The Company adjusts these reserves in light of changing facts and circumstances, such as the settlement of a tax audit. The Company’s annual tax rate includes the impact of reserve provisions and changes to reserves. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, the Company believes that its reserves reflect the probable outcome of known tax contingencies. Resolution of the tax contingencies would be recognized as an increase or decrease to the Company’s tax rate in the period of resolution.

On October 22, 2004, the American Jobs Creation Act (“the AJCA”) was signed into law. The AJCA includes a deduction for 85% of certain foreign earnings that are repatriated, as defined in the AJCA. The Company may elect to apply this provision to qualifying earnings repatriations in 2005. The Company has started an evaluation of the effects of the repatriation provision; however, the Company does not expect to be able to complete this evaluation until after Congress or the Treasury Department provides guidance concerning the key elements of the provision. The Company expects to complete its evaluation of the effects of the repatriation provision within a reasonable period of time following the publication of the anticipated guidance. Per the provisions of the AJCA, the range of possible amounts that the Company is eligible to repatriate under this provision is between zero and $500 million. The related potential range of income tax is between zero and $52 million.

Other than considering the one-time repatriation provision within the AJCA, the Company does not expect to remit earnings from its foreign subsidiaries. Accordingly, since 2000 the Company has not provided for deferred taxes on foreign earnings.

12. GEOGRAPHIC INFORMATION AND SIGNIFICANT CUSTOMERS

The Company operates in a single market consisting of the design, development, marketing, sales and support of access infrastructure software and services for enterprise applications, as well as Web-based desktop access. The Company’s

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

revenues are derived from MetaFrame Access Suite sales and related services in the Americas, EMEA and Asia-Pacific regions and from Web-based desktop access services sold by its Citrix Online division. These three geographic regions and the Citrix Online division constitute the Company’s four reportable segments.

The Company does not engage in intercompany revenue transfers between segments. The Company’s management evaluates performance based primarily on revenues in the geographic locations in which the Company operates and separately evaluates revenues from the Citrix Online division. Segment profit for each segment includes certain sales, marketing, general and administrative expenses directly attributable to the segment and excludes certain expenses that are managed outside the reportable segments. Costs excluded from segment profit primarily consist of research and development costs associated with the MetaFrame Access Suite products, amortization of core and product technology, amortization of other intangible assets, interest, corporate expenses and income taxes, as well as, charges for in-process research and development. Corporate expenses are comprised primarily of corporate marketing costs, operations and certain general and administrative expenses, which are separately managed. Accounting policies of the segments are the same as the Company’s consolidated accounting policies.

International revenues (sales outside of the United States) accounted for approximately 53.2%, 54.6% and 53.7% of our net revenues for the year ended December 31, 2004, 2003, and 2002, respectively. Net revenues and segment profit for 2004, 2003 and 2002 classified by the Company’s reportable segments, are presented below.

	2004	2003	2002
	(In thousands)
Net revenues:
Americas(1)	$335,436	$291,470	$255,438
EMEA(2)	293,690	243,890	209,520
Asia-Pacific	67,930	53,265	48,408
Citrix Online division	44,101	—	—
Other(3)	—	—	14,082

Consolidated	$741,157	$588,625	$527,448

Segment profit (loss):
Americas	$199,332	$158,781	$122,553
EMEA	174,277	151,557	123,126
Asia-Pacific	19,587	18,364	18,839
Other(3)	—	—	14,082
Citrix Online division	(1,124)	—	—
Unallocated expenses(4):
Amortization of intangibles	(12,331)	(11,336)	(11,296)
In-process research and development	(19,100)	—	—
Research and development	(81,483)	(64,443)	(68,923)
Net interest and other income	5,442	6,298	9,297
Other corporate expenses	(120,167)	(98,534)	(94,521)

Consolidated income before income taxes	$164,433	$160,687	$113,157

(1)	The Americas segment is comprised of the United States, Canada and Latin America.

(2)	Defined as Europe, the Middle East and Africa.

(3)	Represents royalty fees in connection with the Microsoft Development Agreement, which expired in May 2002.

(4)	Represents expenses presented to management only on a consolidated basis and not allocated to the geographic operating segments.

Identifiable assets classified by the Company’s reportable segments are shown below. Long-lived assets consist of property and equipment, net:

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2004	2003
	(In thousands)
Identifiable assets:
Americas	$537,199	$975,054
EMEA	483,637	328,689
Asia-Pacific	43,240	41,196
Citrix Online division	222,008	—

Total identifiable assets	$1,286,084	$1,344,939

Long-lived assets, net:
United States	$31,376	$29,917
United Kingdom	30,165	31,821
Other foreign countries	7,740	4,099

Total long-lived assets, net	$69,281	$65,837

The decrease in Americas identifiable assets is primarily due to a decrease in cash, cash equivalents and investments related to the redemption of the Company’s convertible subordinated debentures and to expenditures related to the Net6 and Expertcity acquisitions.

Export revenue represents shipments of finished goods and services from the United States to international customers, primarily in Latin America and Canada. Shipments from the United States to international customers for 2004, 2003 and 2002 were $32.9 million, $24.3 million and $25.3 million, respectively.

The Company had net revenue attributed to individual distributors in excess of 10% of total net sales as follows. There were no individual end-customers that represented greater than 10% of net sales for any of the years presented. The revenue contributed by the distributors below is primarily recorded in the Americas segment.

	Year Ended December 31,
	2004	2003	2002
Distributor A	11%	13%	13%
Distributor B	8%	9%	10%

13.	DERIVATIVE FINANCIAL INSTRUMENTS

As of December 31, 2004 and 2003, the Company had $12.6 million and $12.8 million of derivative assets, respectively, and $7.9 million and $9.4 million of derivative liabilities, respectively, representing the fair values of the Company’s outstanding derivative instruments, which are recorded in other current assets, other assets, accrued expenses and other liabilities in the accompanying consolidated balance sheets. The change in derivatives recognized in other comprehensive income includes unrealized gains (losses) that arose from changes in market value of derivatives that were held during the period, and gains (losses) that were previously unrealized, but have been recognized in current period net income due to termination or maturities of derivative contracts. This reclassification has no effect on total comprehensive income or stockholders’ equity. The following table presents these components of other comprehensive income, net of tax for the Company’s derivative instruments (in thousands):

	For the Year Ended December 31,
	2004	2003	2002
Unrealized gains on derivative instruments	$6,258	$11,200	$9,091
Reclassification of realized gains	(6,422)	(7,528)	(5,663)

Net change in other comprehensive income due to derivative instruments	$(164)	$3,672	$3,428

The total cumulative unrealized gain on derivative instruments was $7.0 million and $7.2 million at December 31, 2004 and 2003, respectively, and is included in accumulated other comprehensive income in the accompanying consolidated balance sheets.

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash Flow Hedges. At December 31, 2004 and 2003, the Company had in place foreign currency forward sale contracts with a notional amount of $39.0 million and $37.2 million, respectively, and foreign currency forward purchase contracts with a notional amount of $165.0 million and $160.9 million, respectively. The fair value of these contracts at December 31, 2004 and 2003 were assets of $11.5 million and $12.8 million, respectively and liabilities of $3.5 million and $4.9 million, respectively. A substantial portion of the Company’s anticipated overseas expense will be transacted in local currencies. To protect against fluctuations in operating expenses and the volatility of future cash flows caused by changes in currency exchange rates, the Company has established a program that uses forward foreign exchange forward contracts to reduce its exposure to these potential changes. The terms of these instruments, and the hedged transactions to which they relate, generally do not exceed 12 months. Currencies hedged are Euros, British pounds sterling, Swiss francs, Australian dollars, and Japanese yen. There was no material ineffectiveness of the Company’s foreign currency forward contracts for 2004, 2003 or 2002.

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

Fair Value Hedges. The Company uses interest rate swap instruments to hedge against the changes in fair value of certain of its available-for-sale securities due to changes in interest rates. At December 31, 2004, the instruments have an aggregate notional amount of $182.4 million related to specific available-for-sale securities and expire on various dates through September 2008. Each of the instruments swap the fixed rate interest on the underlying investments for a variable rate based on the London Interbank Offered Rate (“LIBOR”) plus a specified margin. During 2003, the Company sold $104.0 million of the underlying fixed rate available-for-sale securities and discontinued hedge accounting for the related $104.0 million of the interest rate swaps. Changes in the fair value of the swap instruments are recorded in earnings along with related designated changes in the value of the underlying investments. The fair value of the instruments at December 31, 2004 were liabilities of approximately $4.4 million and assets of $1.1 million. At December 31, 2003, the fair value of the instruments were liabilities of approximately $4.2 million. Changes in the fair value of these derivatives are recorded in earnings. There was no material ineffectiveness of the Company’s interest rate swaps for the years ended December 31, 2004, 2003 or 2002.

Derivatives not Designated as Hedges. The Company utilizes credit derivatives and other instruments for investment purposes that either do not qualify or are not designated for hedge accounting treatment under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations. Accordingly, changes in the fair value of these contracts, if any, are recorded in other income (expense), net. Under the terms of the credit contracts, the Company assumes the default risk, above a certain threshold, of a portfolio of specified referenced issuers in exchange for a fixed yield that is recorded in interest income. In the event of default by underlying referenced issuers above specified amounts, the Company will pay the counterparty an amount equivalent to its loss, not to exceed the notional value of the contract. The primary risk associated with these transactions is the default risk of the underlying issuers. The risk levels of these instruments are equivalent to “AAA,” or better single securities. The purpose of the credit default contracts is to provide additional yield on certain of the Company’s underlying available-for-sale investments.

The Company is a party to three credit default contracts that have an aggregate notional amount of $75.0 million and expire on various dates through March 2008. The Company was also a party to a credit default contract that has an aggregate notional amount of $195.4 million and expired on March 22, 2004. At December 31, 2004, the Company has restricted approximately $86.3 million of investment securities as collateral for these contracts and interest rate swaps, which is included in restricted cash equivalents and investments in the accompanying consolidated balance sheet. The Company maintains the ability to manage the composition of the restricted investments within certain limits and to withdraw and use excess investment earnings from the restricted collateral for operating purposes. The fixed yield earned on these contracts during 2004 and 2003 is included in interest income in the accompanying consolidated statements of income. To date there have been no credit events for the underlying referenced entities resulting in losses to the Company. As of December 31, 2004, the fair value of these contracts was not material.

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2004	2003	2002
	(In thousands, except per share information)
Numerator:
Net income	$131,546	$126,943	$93,920

Denominator:
Denominator for basic earnings per share — weighted average shares	168,868	165,323	177,428
Effect of dilutive securities:
Put warrants	—	—	3
Employee stock options	5,644	6,124	1,928
Contingent consideration related to acquisition	222	—	—

Denominator for diluted earnings per share — adjusted weighted-average shares	174,734	171,447	179,359

Basic earnings per share	$0.78	$0.77	$0.53

Diluted earnings per share	$0.75	$0.74	$0.52

Antidilutive weighted average shares	28,878	41,216	50,919

The above antidilutive weighted average shares to purchase shares of common stock includes certain shares under the Company’s stock option programs, certain put warrants under the Company’s stock repurchase program and common stock potentially issuable on the conversion of the Debentures and were not included in computing diluted earnings per share because their effects were antidilutive for the respective periods that they were outstanding. The decrease in anti-dilutive weighted shares for 2004 compared to 2003 is due to the redemption of the Company’s convertible subordinated debentures during March 2004.

15. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R requires companies to expense the value of employee stock option and similar awards. SFAS No. 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. As of the effective date, the Company will be required to expense all awards granted, modified, cancelled or repurchased as well as the portion of prior awards for which the requisite service has not been rendered, based on the grant-date fair value of those awards as calculated for pro forma disclosures under SFAS No.123. SFAS No.123R permits public companies to adopt its requirements using one of two methods: A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123R for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. A “prospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123R for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The adoption of SFAS No. 123R’s fair value method will have an impact on the Company’s results of operations. Currently, the impact the adoption of SFAS No. 123R will have on the Company’s results of operations cannot be estimated because among other things it will depend on the levels of share-based payments granted in the future. The Company is currently in the process of determining the effects on its financial position, results of operations and cash flows that will result from the adoption of SFAS No. 123R.

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16. LEGAL MATTERS

The Company is a defendant in various litigation matters generally arising out of the normal course of business. Although it is difficult to predict the ultimate outcome of these cases, management believes, based on discussions with counsel, that the ultimate outcome will not materially affect the Company’s business, financial position, results of operations or cash flows.

SUPPLEMENTAL FINANCIAL INFORMATION

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter		Total Year
	(In thousands, except per share amounts)
2004
Net revenues	$161,310	$178,302	$187,578	$213,967		$741,157
Gross margin	154,040	169,779	178,803	212,112		714,734
Income from operations	16,697	37,092	46,323	58,879	(a)	158,991
Net income	9,325	31,475	38,448	52,298	(a)	131,546
Basic earnings per common share	0.06	0.18	0.23	0.31	(a)	0.78
Diluted earnings per common share	0.05	0.18	0.22	0.30	(a)	0.75
2003
Net revenues	$143,491	$143,049	$144,341	$157,744		$588,625
Gross margin	135,886	135,376	136,190	150,101		557,553
Income from operations	37,928	35,498	38,716	42,247		154,389
Net income	30,329	29,344	30,995	36,275		126,943
Basic earnings per common share	0.18	0.18	0.19	0.22		0.77
Diluted earnings per common share	0.18	0.17	0.18	0.21		0.74

(a)	In the fourth quarter, the Company recorded a reduction of amortization expense of $4.4 million, net of related tax effect of $2.8 million, resulting from the reclassification of certain intangible assets to goodwill to adjust the purchase price allocation from a 2001 acquisition.

CITRIX SYSTEMS, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

	Beginning of Period	Charged (Credited) to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period
	(In thousands)
2004
Deducted from asset accounts:
Allowance for doubtful accounts	$3,364	$1,108	$879	(3)	$2,708	(2)	$2,643
Allowance for returns	3,001	—	6,663	(1)	7,391	(4)	2,273
Allowance for inventory obsolescence	129	428	9		433		133
Valuation allowance for deferred tax assets	2,145	—	—		813		1,332
2003
Deducted from asset accounts:
Allowance for doubtful accounts	$6,050	$522	$—		$3,208	(2)	$3,364
Allowance for returns	10,488	—	3,825	(1)	11,312	(4)	3,001
Allowance for inventory obsolescence	504	(4)	—		371		129
Valuation allowance for deferred tax assets	—	2,145	—		—		2,145
2002
Deducted from asset accounts:
Allowance for doubtful accounts	$3,726	$3,486	$—		$1,162	(2)	$6,050
Allowance for returns	8,343	—	25,282	(1)	23,137	(4)	10,488
Allowance for inventory obsolescence	1,570	1,407	—		2,473		504

(1)	Netted against revenues.

(2)	Uncollectible accounts written off, net of recoveries.

(3)	Addition from the Expertcity and Net6 acquisitions.

(4)	Credits issued for stock balancing rights.

EXHIBIT INDEX

Exhibit No.	No. Description

2.1(6)	Agreement and Plan of Merger, dated as of March 20, 2001, by and among Citrix Systems, Inc., Soundgarden Acquisition Corp. and Sequoia Software Corporation

2.2(10)	Agreement and Plan of Merger dated as of December 18, 2003 by and among Citrix Systems, Inc., EAC Acquisition Corporation, Expertcity.com, Inc., Edward G. Sim and Andreas von Blottnitz

2.3	Agreement and Plan of Merger dated as of November 21, 2004 by and among Citrix Systems, Inc., Hal Acquisition Corporation, Net6, Inc., and Tim Guleri

3.1(1)	Amended and Restated Certificate of Incorporation of the Company

3.2(12)	Amended and Restated By-laws of the Company

3.3(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation

4.1(1)	Specimen certificate representing the Common Stock

10.1(11)*	Fourth Amended and Restated 1995 Stock Plan

10.2(14)*	Second Amended and Restated 1995 Non-Employee Director Stock Option Plan

10.3(8)*	Third Amended and Restated 1995 Employee Stock Purchase Plan

10.4(9)*	Second Amended and Restated 2000 Director and Officer Stock Option and Incentive Plan

10.5(13)*	2000 Director and Officer Stock Option and Incentive Plan, Non-Qualified Stock Option Agreement

10.6(13)*	2000 Director and Officer Stock Option and Incentive Plan, Incentive Stock Option Agreement

10.7*	Amended and Restated 2000 Stock Incentive Plan of Net6 Inc. (a subsidiary of Citrix Systems, Inc.)

10.8*	Amended and Restated 2003 Stock Incentive Plan of Net6 Inc. (a subsidiary of Citrix Systems, Inc.)

10.9(4)	License, Development and Marketing Agreement dated May 9, 1997 between the Company and Microsoft Corporation

10.10(5)	Amendment No. 1 to License, Development and Marketing Agreement dated May 9, 1997 between the Company and Microsoft Corporation

10.11	Microsoft Master Source Code Agreement by and between the Company and Microsoft dated December 16, 2004

10.12	License Form by and between the Company and Microsoft Corporation dated December 16, 2004 (with certain information omitted pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission)

10.13(7)	Participation Agreement dated as of April 23, 2002, by and among Citrix Systems, Inc., Citrix Capital Corp., Selco Service Corporation and Key Corporate Capital, Inc. (the “Participation Agreement”) (with certain information omitted pursuant to a grant of confidential treatment and filed separately with the Securities and Exchange Commission)

10.14(7)	Amendment No. 1 to Participation Agreement dated as of June 17, 2002 (with certain information omitted pursuant to a grant of confidential treatment and filed separately with the Securities and Exchange Commission)

10.15(7)	Master Lease dated as of April 23, 2002 by and between Citrix Systems, Inc. and Selco Service Corporation (with certain information omitted pursuant to a grant of confidential treatment and filed separately with the Securities and Exchange Commission)

10.16(15)*	2005 Executive Bonus Plan

21.1	List of Subsidiaries

23.1	Consent of Ernst & Young LLP

24.1	Power of Attorney (Included in signature page)

31.1	Rule 13a-14(a) / 15d-14(a) Certifications

31.2	Rule 13a-14(a) / 15d-14(a) Certifications

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Indicates a management contract or any compensatory plan, contract or arrangement.

(1)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 33-98542), as amended.

(2)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(3)	Incorporated herein by reference to exhibits of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

(4)	Incorporated herein by reference to Exhibit 10 of the Company’s Current Report on Form 8-K dated as of May 9, 1997.

(5)	Incorporated herein by reference to Exhibit 10 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

(6)	Incorporated by reference herein to Exhibit 2 of the Company’s Schedule 13D Report dated as of March 28, 2001.

(7)	Incorporated by reference herein to exhibits of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(8)	Incorporated by reference herein to exhibits of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

(9)	Incorporated by reference herein to exhibits of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(10)	Incorporated herein by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated as of December 30, 2003.

(11)	Incorporated by reference herein to exhibits of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

(12)	Incorporated by reference herein to exhibits of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

(13)	Incorporated by reference herein to exhibits of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

(14)	Incorporated by reference herein to exhibits of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

(15)	Incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated as of February 10, 2005.