Form 10-Q
period 2005-03-31
CITRIX SYSTEMS INC
filed 2005-05-06
CIK 877890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

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

As of May 2, 2005 there were 169,267,756 shares of the registrant’s Common Stock, $.001 par value per share, outstanding.

CITRIX SYSTEMS, INC.

Form 10-Q

For the Quarterly Period Ended March 31, 2005

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Citrix Systems, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2005	December 31, 2004
	(unaudited)
	(In thousands, except par value)
Assets
Current assets:
Cash and cash equivalents	$120,947	$73,485
Short-term investments	189,691	159,656
Accounts receivable, net of allowances of $3,039 and $4,916 at March 31, 2005 and December 31, 2004, respectively	85,459	108,399
Prepaid expenses and other current assets	32,105	41,159
Current portion of deferred tax assets	44,113	43,881

Total current assets	472,315	426,580
Restricted cash equivalents and investments	147,176	149,051
Long-term investments	147,385	183,974
Property and equipment, net	68,235	69,281
Goodwill, net	361,783	361,452
Other intangible assets, net	82,013	87,172
Other assets	11,318	8,574

	$1,290,225	$1,286,084

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,196	$17,554
Accrued expenses	104,841	113,733
Current portion of deferred revenues	216,422	210,872

Total current liabilities	336,459	342,159
Long-term portion of deferred revenues	13,561	14,271
Other liabilities	4,540	4,749

Commitments and contingencies

Stockholders’ equity:
Preferred stock at $.01 par value: 5,000 shares authorized, none issued and outstanding	—	—
Common stock at $.001 par value: 1,000,000 shares authorized; 214,169 and 212,991 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	214	213
Additional paid-in capital	907,533	872,659
Deferred compensation	(960)	(1,063)
Retained earnings	816,846	778,286
Accumulated other comprehensive income	2,795	7,489

	1,726,428	1,657,584
Less— common stock in treasury, at cost (45,163 and 42,608 shares at March 31, 2005 and December 31, 2004, respectively)	(790,763)	(732,679)

Total stockholders’ equity	935,665	924,905

	$1,290,225	$1,286,084

See accompanying notes.

Citrix Systems, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended March 31,
	2005	2004
	(In thousands, except per share information)
Revenues:
Product licenses	$90,062	$87,426
License updates	77,175	58,897
Services	34,653	14,987

Total net revenues	201,890	161,310

Cost of revenues:
Cost of product license revenues	1,368	1,413
Cost of services revenues	4,515	2,823
Amortization of core and product technology	3,318	3,034

Total cost of revenues	9,201	7,270

Gross margin	192,689	154,040

Operating expenses:
Research and development	25,065	19,038
Sales, marketing and support	94,394	74,128
General and administrative	27,411	24,751
Amortization of other intangible assets	2,177	726
In-process research and development	—	18,700

Total operating expenses	149,047	137,343

Income from operations	43,642	16,697
Interest income	4,632	5,685
Interest expense	(8)	(4,344)
Write-off of deferred debt issuance costs	—	(7,219)
Other income, net	464	985

Income before income taxes	48,730	11,804
Income taxes	10,170	2,479

Net income	$38,560	$9,325

Earnings share:
Basic	$0.23	$0.06

Diluted	$0.22	$0.05

Weighted average shares outstanding:
Basic	170,139	166,457

Diluted	175,913	172,584

See accompanying notes.

Citrix Systems, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2005	2004
	(In thousands)
OPERATING ACTIVITIES
Net income	$38,560	$9,325
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	5,495	3,760
Depreciation and amortization of property and equipment	4,886	4,895
Amortization of deferred stock-based compensation	103	—
Write-off of deferred debt issuance costs	—	7,219
Realized gain on termination of interest rate swap	—	(406)
In-process research and development	—	18,700
(Recovery of) provision for doubtful accounts	(673)	798
Provision for product returns	990	1,828
Provision for inventory reserves	28	402
Tax benefit related to the exercise of non-statutory stock options and disqualifying dispositions of incentive stock options	4,509	3,953
Accretion of original issue discount and amortization of financing cost	—	4,318
Other non-cash items	(50)	(142)

Total adjustments to reconcile net income to net cash provided by operating activities	15,288	45,325
Changes in operating assets and liabilities, net of the effects of acquisition:
Accounts receivable	22,623	20,047
Prepaid expenses and other current assets	3,099	7,879
Other assets	(1,144)	(454)
Deferred tax assets, net	(237)	19
Accounts payable	(2,358)	(1,230)
Accrued expenses	(7,131)	(17,736)
Deferred revenues	4,840	13,605
Other liabilities	(140)	1,186

Total changes in operating assets and liabilities, net of the effects of acquisitions	19,552	23,316

Net cash provided by operating activities	73,400	77,966

INVESTING ACTIVITIES
Purchases of available-for-sale investments	(86,049)	(21,894)
Proceeds from sales of available-for-sale investments	76,015	128,422
Proceeds from maturities of available-for-sale investments	15,640	10,514
Proceeds from maturities of held-to-maturity investments	—	195,350
Purchases of property and equipment	(4,322)	(4,150)
Cash paid for licensing agreements and core technology	—	(1,442)
Cash paid for acquisitions, net of cash acquired	—	(90,750)

Net cash provided by investing activities	1,284	216,050

FINANCING ACTIVITIES
Proceeds from issuance of common stock	12,739	10,235
Cash paid under stock repurchase programs	(39,961)	—
Cash paid to repurchase convertible subordinated debentures	—	(355,659)

Net cash used in financing activities	(27,222)	(345,424)

Change in cash and cash equivalents	47,462	(51,408)
Cash and cash equivalents at beginning of period	73,485	182,969

Cash and cash equivalents at end of period	$120,947	$131,561

Supplemental non-cash investing activity:
(Decrease) increase in restricted cash equivalents and investments	$(1,875)	$2,927

See accompanying notes.

Citrix Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2005

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments, which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown, are of a normal recurring nature and have been reflected in the unaudited condensed consolidated financial statements. The results of operations for the periods presented are not necessarily indicative of the results expected for the full year or for any future period. The information included in these unaudited condensed consolidated financial statements should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this report and the consolidated financial statements and accompanying notes included in the Citrix Systems, Inc. (the “Company”) Form 10-K for the year ended December 31, 2004.

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

Revenue Recognition

The Company markets and licenses products and appliances primarily through value-added resellers, channel distributors, system integrators, independent software vendors and other equipment manufacturers. The Company’s product licenses are generally perpetual. The Company also separately sells, primarily direct to end-users, license updates and services, which may include product training, technical support and consulting services, as well as Web-based desktop access services.

The Company’s packaged products are typically purchased by medium and small-sized businesses with a minimal number of locations. In these cases, the product license is delivered with the packaged product. Electronic license arrangements are used with more complex multiserver environments typically found in larger business enterprises that deploy the Company’s products on a department or enterprise-wide basis, which could require differences in product features and functionality at various customer locations. Once the Company receives a product license agreement and purchase order, the enterprise customer licenses are electronically delivered. “Software activation keys” that enable the feature configuration ordered by the end-user are delivered separately from the software. Products may be delivered indirectly by a channel distributor or other equipment manufacturers, via download from the Company’s website or directly to the end-user by the Company.

Revenue is recognized when it is earned. The Company’s revenue recognition policies are in compliance with Statement of Position (“SOP”) 97-2 Software Revenue Recognition (as amended by SOP 98-4 and SOP 98-9) and related interpretations. In addition, the Company’s Web-based desktop access services revenue is recognized in accordance with Emerging Issues Task Force (“EITF”) No. 00-3, Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware. The Company recognizes revenue when all of the following criteria are met: persuasive evidence of the arrangement exists; delivery has occurred and the Company has no remaining obligations; the fee is fixed or determinable; and collectibility is probable. The Company defines these four criteria as follows:

•	Persuasive evidence of the arrangement exists. The Company recognizes revenue on packaged product and appliances upon shipment to distributors and resellers. For packaged product and appliance sales, it is the Company’s customary practice to require a purchase order from distributors and resellers who have previously

Citrix Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2005

negotiated a master packaged product distribution or resale agreement. For electronic and paper license arrangements, the Company typically requires a purchase order from the distributor, reseller or end-user (depending on the arrangement) and an executed product license agreement from the end-user. For technical support, product training and consulting services, the Company requires a purchase order and an executed agreement. For Web-based desktop access services, the Company requires the customer or the reseller to electronically accept the terms of an online services agreement or execute a contract and generally submit a purchase order.

•	Delivery has occurred and the Company has no remaining obligations. For product license and appliance sales, the Company’s standard delivery method is free-on-board shipping point. Consequently, it considers delivery of packaged product and appliances to have occurred when the products are shipped pursuant to an agreement and purchase order. The Company considers delivery of licenses under electronic licensing agreements to have occurred when the related products are shipped and the end-user has been electronically provided with the licenses and software activation keys that allow the end-user to take immediate possession of the product. For product training and consulting services, the Company fulfills its obligation when the services are performed. For license updates, technical support and Web-based desktop access services, the Company assumes that its obligation is satisfied ratably over the respective terms of the agreements, which are typically 12 to 24 months.

•	The fee is fixed or determinable. In the normal course of business, the Company does not provide customers the right to a refund of any portion of their license fees or extended payment terms. The Company sells license updates and services, which includes technical support, product training and consulting services, and Web-based desktop access services separately and it determines vendor specific objective evidence (“VSOE”) of fair value by the price charged for each product when sold separately or applicable renewal rates.

•	Collectibility is probable. The Company determines collectibility on a customer-by-customer basis and generally does not require collateral. The Company typically sells product licenses and license updates to distributors or resellers for whom there are histories of successful collection. New customers are subject to a credit review process that evaluates their financial position and ultimately their ability to pay. Customers are also subject to an ongoing credit review process. If the Company determines from the outset of an arrangement that collectibility is not probable, revenue recognition is deferred until customer payment is received and the other parameters of revenue recognition described above have been achieved. Management’s judgment is required in assessing the probability of collection, which is generally based on evaluation of customer specific information, historical experience and economic market conditions.

Net revenues include the following categories: Product Licenses, License Updates and Services. Product Licenses primarily represent fees related to the licensing of the Company’s products and appliances. These revenues are reflected net of sales allowances, provisions for stock balancing return rights and, as applicable, appliance warranties. Product License Updates consists of fees related to the Subscription Advantage program (the Company’s terminology for post contract support) that are recognized ratably over the term of the contract, which is typically 12-24 months. Subscription Advantage is a renewable program that provides subscribers with automatic delivery of software upgrades, enhancements and maintenance releases when and if they become available during the term of subscription. Services consist primarily of technical support services and Web-based desktop access services revenue recognized ratably over the contract term, revenue from product training and certification, and consulting services revenue related to implementation of the Company’s products, which is recognized as the services are provided.

The Company licenses its products bundled with an initial subscription for license updates that provide the end-user with free enhancements and upgrades to the licensed product on a when and if available basis. Customers may also elect to purchase technical support, product training or consulting services. The Company allocates revenue to license updates and any other undelivered elements of the arrangement based on VSOE of fair value of each element and such amounts are deferred until the applicable delivery criteria and other revenue recognition criteria described above have been met. The balance of the revenue, net of any discounts inherent in the arrangement, is allocated to the delivered product using the residual method and recognized at the outset of the arrangement as the product licenses are delivered. If management cannot objectively determine the fair value of each undelivered element based on VSOE, revenue recognition is deferred until all elements are delivered, all services have been performed, or until fair value can be objectively determined.

Citrix Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2005

In the normal course of business, the Company does not permit product returns, but it does provide most of its distributors and value added resellers with stock balancing and price protection rights. In accordance with the provisions of its warranties, the Company also provides end-users of its appliances the right to replacement appliances, as applicable. Stock balancing rights permit distributors to return products to the Company by the forty-fifth day of the fiscal quarter, subject to ordering an equal dollar amount of the Company’s other products prior to the last day of the same fiscal quarter. Price protection rights require that the Company grant retroactive price adjustments for inventories of products held by distributors or resellers if it lowers prices for such products. Warranty claims for appliances must be made within 12 months of the date of sale. The Company establishes provisions for estimated returns for stock balancing and price protection rights, as well as other sales allowances, concurrently with the recognition of revenue. The provisions are established based upon consideration of a variety of factors, including, among other things, recent and historical return rates for both specific products and distributors, estimated distributor inventory levels by product, the impact of any new product releases and projected economic conditions. Actual product returns for stock balancing and price protection provisions incurred are, however, dependent upon future events, including the amount of stock balancing activity by distributors and the level of distributor inventories at the time of any price adjustments. Actual appliance replacements are dependent upon the number of warranty claims received. The Company continually monitors the factors that influence the pricing of its products and distributor inventory levels and makes adjustments to these provisions when it believes actual returns and other allowances could differ from established reserves. The Company’s ability to recognize revenue upon shipment to distributors is predicated on its ability to reliably estimate future stock balancing returns. If actual experience or changes in market condition impairs the Company’s ability to estimate returns, it would be required to defer the recognition of revenue until the delivery of the product to the end-user. Allowances for estimated product returns amounted to approximately $1.5 million and $2.3 million at March 31, 2005 and December 31, 2004, respectively. The Company has not reduced and has no current plans to reduce its prices for inventory currently held by distributors or resellers. Accordingly, there were no reserves required for price protection at March 31, 2005 and December 31, 2004. Allowances for estimated warranty replacements were immaterial at March 31, 2005 and December 31, 2004. The Company also records estimated reductions to revenue for customer programs and incentive offerings including volume-based incentives. If market conditions were to decline, the Company could take actions to increase its customer incentive offerings, which could result in an incremental reduction to revenue at the time the incentive is offered.

Accounting for Stock-Based Compensation

The Company’s stock-based compensation program is a broad based, long-term retention program that is intended to attract and reward talented employees and align stockholder and employee interest. At March 31, 2005, the Company had six stock-based employee compensation plans, including two plans assumed from the Net6 acquisition. In addition, at the Company’s Annual Meeting of Stockholders on May 5, 2005, the Company’s stockholders approved the Company’s 2005 Equity Incentive Plan and 2005 Employee Stock Purchase Plan (collectively, the “2005 Plans”). The Company’s Board of Directors has agreed that upon stockholder approval of the 2005 Plans, no new awards will be granted under the Company’s Amended and Restated 1995 Stock Option Plan, the Second Amended and Restated 2000 Director and Officer Stock Option and Incentive Plan, the Amended and Restated 1995 Non-Employee Director Stock Option Plan and the Third Amended and Restated 1995 Employee Stock Purchase Plan, although awards granted under these plans and still outstanding will continue to be subject to all terms and conditions of such plans, as applicable. The number and frequency of stock option grants made under these stock-based compensation plans are based on competitive practices, operating results of the Company, the number of options available for grant under the Company’s stockholder approved plans, and other factors. All employees are eligible to participate in the Company’s stock-based program.

Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, defines a fair value method of accounting for issuance of stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Pursuant to SFAS No. 123, companies are not required to adopt the fair value method of accounting for employee stock-based transactions. Companies are permitted to account for such transactions by applying the intrinsic value method of accounting under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, but are required to disclose in a note to the consolidated financial statements pro forma net income and per share amounts as if a company had applied the fair value method prescribed by SFAS No. 123.

The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans and stock options granted to its employees and non-employee directors and has complied with the disclosure requirements of SFAS No. 123.

Citrix Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2005

Except for non-employee directors, the Company has not granted any options to non-employees. The Company has elected to follow APB Opinion No. 25 because the alternative fair value accounting provided for under SFAS No. 123 requires use of option valuation models, including the Black-Scholes model, that were developed for market traded options and not as a tool to value stock options granted to employees.

No stock-based employee compensation cost is reflected in net income, except for amounts related to the 51,546 shares issuable under options assumed as part of the acquisition of Net6, Inc., which were accounted for in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB Opinion No. 25). Substantially all options granted under the Company’s six stock-based compensation plans, including two plans assumed from Net 6, Inc., have an exercise price equal to or above market value of the underlying common stock on the date of grant. Had compensation cost for the grants issued at an exercise price equal to or above market value under the Company’s stock-based compensation plans had been determined based on the fair value at the grant dates for grants under those plans consistent with the fair value method of SFAS No. 123, the Company’s cash flows would have remained unchanged; however, net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share information):

	Three Months Ended March 31,
	2005	2004
Net income (loss):
As reported	$38,560	$9,325
Add: Total stock-based employee compensation included in net income as reported, net of related tax effects	82	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(10,014)	(15,259)

Pro forma	$28,628	$(5,934)

Basic earnings (loss) per share:
As reported	$0.23	$0.06

Pro forma	$0.17	$(0.04)

Diluted earnings (loss) per share:
As reported	$0.22	$0.05

Pro forma	$0.16	$(0.04)

For purposes of the pro forma calculations, the fair value of each option is estimated on the date of the grant using the Black-Scholes option-pricing model, assuming no expected dividends and the following assumptions:

	Stock options granted during the three months ended
	March 31, 2005	March 31, 2004
Expected volatility factor	0.35	0.42
Approximate risk free interest rate	3.8%	3.0%
Expected lives	3.32 years	4.75 years

3. Earnings Per Share

Basic earnings per share is calculated by dividing income available to shareholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share is computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options (calculated using the treasury stock method) during the period they were outstanding.

Citrix Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2005

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share information):

	Three Months Ended March 31,
	2005	2004
Numerator:
Net income	$38,560	$9,325

Denominator:
Denominator for basic earnings per share — weighted-average shares outstanding	170,139	166,457
Effect of dilutive employee stock options	5,774	6,127

Denominator for diluted earnings per share — weighted-average shares outstanding	175,913	172,584

Basic earnings per share	$0.23	$0.06

Diluted earnings per share	$0.22	$0.05

Anti-dilutive weighted-average shares	30,537	32,008

4. Acquisitions

On December 8, 2004, the Company acquired all of the issued and outstanding capital stock of Net6, Inc. (“Net6”), a leader in secure access gateways. The acquisition extends the Company’s ability to provide easy and secure access to virtually any resource, in both data and voice format, on-demand. Results of operations of Net6 are included as part of the Company’s Americas geographic segment and revenue from these appliances is included in Product Licenses revenue in the accompanying condensed consolidated statements of income. The consideration for this transaction was approximately $49.2 million and was paid in cash. In addition to the purchase price, direct transaction costs associated with the acquisition were approximately $1.7 million. The sources of funds for consideration paid in this transaction consisted of available cash and investments.

On February 27, 2004, the Company acquired all of the issued and outstanding capital stock of Expertcity.com, Inc. (“Expertcity”), a market leader in Web-based desktop access, as well as a leader in Web-based training and customer assistance services. Results of operations are reflected in the Company’s Citrix Online reportable segment and revenue from the Citrix Online division is included in Services revenue in the accompanying condensed consolidated statements of income. The consideration for this transaction was approximately $241.8 million, comprised of approximately $112.6 million in cash, approximately 5.8 million shares of the Company’s common stock valued at approximately $124.8 million and direct transaction costs of approximately $4.4 million. These amounts include additional common stock earned by Expertcity upon the achievement of certain revenue and other financial milestones during 2004 pursuant to the merger agreement, which were issued during March 2005. The fair value of the common stock earned as additional purchase price consideration was recorded as goodwill on the date earned. There is no further contingent consideration related to the transaction. The sources of funds for consideration paid in this transaction consisted of available cash and investments and shares of the Company’s authorized common stock.

The fair values used in determining the purchase price allocation for certain intangible assets for Expertcity and Net6 were based on estimated discounted future cash flows, royalty rates and historical data, among other information. Purchased in-process research and development (“IPR&D”) of approximately $18.7 million was expensed immediately upon closing of the Expertcity acquisition in the first quarter of 2004 and $0.4 million was expensed immediately upon closing of the Net6 acquisition in the fourth quarter of 2004 in accordance with FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method, because such IPR&D pertained to technology that was not currently technologically feasible, meaning it had not reached the working model stage, did not contain all of the major functions planned for the product, was not ready for initial customer testing and had no alternative future use at the time of the closing of the applicable transaction. The fair value assigned to in-process research and development was determined using the income approach, which includes estimating the revenue and expenses associated with a project’s sales cycle and by estimating the amount of after-tax cash flows attributable to the projects. The future cash flows were discounted to present value utilizing an appropriate risk-adjusted rate of return, which ranged from 17% to 25%. The rate of return included a factor that takes into account the uncertainty surrounding the successful development of the IPR&D.

Citrix Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2005

5. Goodwill and Other Intangible Assets

Goodwill. There were no material changes in the carrying amount of goodwill for the three months ended March 31, 2005. The Company recorded $166.1 million of goodwill related to the Expertcity acquisition which was assigned to the Citrix Online reportable segment. In addition, the Company recorded $33.5 million of goodwill related to the Net6 acquisition which was assigned to the Americas reportable segment. The goodwill recorded in relation to the Expertcity and Net6 acquisitions was not deductible for tax purposes. See Note 4 for additional information regarding the Company’s acquisitions and Note 7 for segment information.

Intangible Assets. Intangible assets are recorded at cost, less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally one to seven years. Intangible assets consist of the following (in thousands):

	March 31, 2005		December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Core and product technologies	$125,248	$70,806	$125,248	$67,488
Other	43,768	16,197	43,432	14,020

	$169,016	$87,003	$168,680	$81,508

Amortization of core and product technology was $3.3 million and $3.0 million for the three months ended March 31, 2005 and 2004, respectively, and is classified as a component of cost of revenues on the accompanying condensed consolidated statements of income. Amortization of other intangible assets was $2.2 million and $0.7 million for the three months ended March 31, 2005 and 2004, respectively and is classified as a component of operating expenses on the accompanying condensed consolidated statements of income. Estimated future amortization expense is as follows (in thousands):

Year ending December 31,
2005	$23,286
2006	19,237
2007	14,180
2008	11,715
2009	8,129

6. Convertible Subordinated Debentures

In March 1999, the Company sold $850 million principal amount at maturity of its zero coupon convertible subordinated debentures (the “Debentures”) due March 22, 2019, in a private placement. On March 22, 2004, the Company redeemed all of the outstanding Debentures for a redemption price of approximately $355.7 million. The Company used the proceeds from its held-to-maturity investments that matured on March 22, 2004 and available cash to fund the aggregate redemption price. At the date of redemption, the Company incurred a charge for the associated deferred debt issuance costs of approximately $7.2 million.

7. Segment Information

The Company operates in a single market consisting of the design, development, marketing, sales and support of access infrastructure products and services for enterprise applications, as well as Web-based desktop access. The Company’s revenues are derived from sales of MetaFrame Access Suite products and related services in the Americas, Europe, the Middle East and Africa (“EMEA”) and Asia-Pacific regions and from Web-based desktop access services sold by its Citrix Online division. These three geographic regions and the Citrix Online division constitute the Company’s four reportable segments.

The Company does not engage in intercompany revenue transfers between segments. The Company’s management evaluates performance based primarily on revenues in the geographic locations in which the Company operates and separately evaluates revenues from the Citrix Online division. Segment profit for each segment includes certain sales,

Citrix Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2005

marketing, research and development, general and administrative expenses directly attributable to the segment and excludes certain expenses that are managed outside the reportable segments. Costs excluded from segment profit primarily consist of research and development costs associated with the MetaFrame Access Suite products, amortization of core and product technology and other intangible assets, interest, corporate expenses and income taxes, as well as charges for in-process research and development. Corporate expenses are comprised primarily of corporate marketing costs, operations and certain general and administrative expenses, which are separately managed. Accounting policies of the segments are the same as the Company’s consolidated accounting policies.

Net revenues and segment profit, classified by the Company’s four reportable segments are as follows (in thousands):

	Three Months Ended March 31,
	2005	2004
Net revenues:
Americas (1)	$86,165	$74,890
EMEA (2)	77,432	69,511
Asia-Pacific	17,928	14,113
Citrix Online division	20,365	2,796

Consolidated	$201,890	$161,310

Segment profit (loss):
Americas (1)	$47,940	$42,043
EMEA (2)	46,434	42,027
Asia-Pacific	4,021	4,117
Citrix Online division	3,508	(2,608)
Unallocated expenses (3):
Amortization of intangible assets	(5,495)	(3,760)
Research and development	(22,603)	(18,455)
In-process research and development	—	(18,700)
Net interest and other income	5,088	(4,893)
Other corporate expenses	(30,163)	(27,967)

Consolidated income before income taxes	$48,730	$11,804

(1)	The Americas segment is comprised of the United States, Canada and Latin America.
(2)	Defined as Europe, the Middle East and Africa
(3)	Represents expenses presented to management on a consolidated basis only and not allocated to the operating segments.

8. Derivative Financial Instruments

As of March 31, 2005 and December 31, 2004, the Company had $9.6 million and $12.6 million of derivative assets, respectively, and $5.7 million and $7.9 million of derivative liabilities, respectively, representing the fair values of the Company’s outstanding derivative instruments, which are recorded in other current assets, other assets, accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets. The change in derivatives recognized in other comprehensive income includes unrealized gains or losses that arose from changes in market value of derivatives that were held during the period, and gains or losses that were previously unrealized, but have been recognized in current period net income due to termination or maturities of derivative contracts. This reclassification has no effect on total comprehensive income or stockholders’ equity. The following table presents these components of other comprehensive income, net of tax for the Company’s derivative instruments (in thousands):

	Three Months Ended March 31,
	2005	2004
Unrealized gains (losses) on derivative instruments	$(3,445)	$623
Reclassification of realized gains	(1,362)	(3,004)

Net change in other comprehensive income due to derivative instruments	$(4,807)	$(2,381)

Citrix Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2005

Cash Flow Hedges. As of March 31, 2005 and December 31, 2004, the Company had in place foreign currency forward sale contracts with a notional amount of $48.0 million and $39.0 million, respectively, and foreign currency forward purchase contracts with a notional amount of $163.1 million and $165.0 million, respectively. The fair value of these contracts at March 31, 2005 and December 31, 2004 were assets of $5.4 million and $11.5 million, respectively and liabilities of $2.7 million and $3.5 million, respectively. A substantial portion of the Company’s anticipated overseas expense will be transacted in local currencies. To protect against fluctuations in operating expenses and the volatility of future cash flows caused by changes in currency exchange rates, the Company has established a program that uses forward foreign exchange contracts to reduce a portion of its exposure to these potential changes. The terms of these instruments, and the hedged transactions to which they relate, generally do not exceed 12 months. Currencies hedged are Euros, British pounds sterling, Swiss francs, Australian dollars, Japanese yen and Canadian dollars. There was no material ineffectiveness of the Company’s foreign currency forward contracts for the three months ended March 31, 2005 or 2004.

Fair Value Hedges. The Company uses interest rate swap instruments to hedge against the changes in fair value of certain of its available-for-sale securities due to changes in interest rates. At March 31, 2005, the instruments had an aggregate notional amount of $182.4 million related to specific available-for-sale securities and expire on various dates through September 2008. Each of the instruments swap the fixed rate interest on the underlying investments for a variable rate based on the London Interbank Offered Rate, or LIBOR, plus a specified margin. Changes in the fair value of the interest rate swap instruments are recorded in earnings along with related designated changes in the value of the underlying investments. The fair value of the instruments at March 31, 2005 and December 31, 2004 were assets of $4.2 million and $1.1 million, respectively, and liabilities of approximately $3.0 million and $4.4 million, respectively. There was no material ineffectiveness of the Company’s interest rate swaps for the three months ended March 31, 2005 or 2004.

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

The Company is a party to three credit default contracts that have an aggregate notional amount of $75.0 million that expire on various dates through March 2008. At March 31, 2005, the Company had restricted approximately $83.5 million of investment securities as collateral for these credit default contracts and interest rate swaps, which is included in restricted cash equivalents and investments in the accompanying condensed consolidated balance sheets. The Company maintains the ability to manage the composition of the restricted investments within certain limits and to withdraw and use excess investment earnings from the restricted collateral for operating purposes. The fixed yield earned on these credit default contracts was not material for the three months ended March 31, 2005 and 2004, and is included in interest income in the accompanying condensed consolidated statements of income. To date there have been no credit events for the underlying referenced entities resulting in losses to the Company. As of March 31, 2005, the fair value of these credit default contracts was not material.

Citrix Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2005

9. Comprehensive Income

The components of comprehensive income, net of tax, are as follows (in thousands):

	Three Months Ended March 31,
	2005	2004
Net income	$38,560	$9,325
Other comprehensive income:
Change in unrealized gain (loss) on available-for-sale securities	113	(82)
Net change due to derivative instruments	(4,807)	(2,381)

Comprehensive income	$33,866	$6,862

The components of accumulated other comprehensive income, net of tax, are as follows (in thousands):
	March 31, 2005	December 31, 2004
Unrealized gain on available-for-sale securities	$583	$470
Unrealized gain on derivative instruments	2,212	7,019

Accumulated other comprehensive income	$2,795	$7,489

10. Income Taxes

The Company maintains certain operational and administrative processes in overseas subsidiaries and its foreign earnings are taxed at lower foreign tax rates. The Company’s effective tax rate was approximately 21% for the three months ended March 31, 2005 and the three months ended March 31, 2004.

On October 22, 2004, the American Jobs Creation Act (“the AJCA”) was signed into law. The AJCA includes a deduction for 85% of certain foreign earnings that are repatriated, as defined in the AJCA. The Company may elect to apply this provision to repatriate qualifying earnings in 2005. The Company has started an evaluation of the effects of the repatriation provision, including the impact in state and international tax jurisdictions; however, the Company does not expect to be able to complete this evaluation until after Congress or the United States Treasury Department provides guidance concerning the key elements of the provision. The Company expects to complete its evaluation of the effects of the repatriation provision within a reasonable period of time following the publication of the anticipated guidance. Per the provisions of the AJCA, the range of possible amounts that the Company is eligible to repatriate under this provision is between zero and $500 million. The related potential range of income tax is between zero and $52 million. Other than considering the one-time repatriation provision within the AJCA, the Company does not expect to remit earnings from its foreign subsidiaries.

11. Stock Repurchase Programs

The Company’s Board of Directors authorized an ongoing stock repurchase program with a total repurchase authority granted to the Company of $1 billion, of which $200 million was authorized in February 2005. The objective of the Company’s stock repurchase program is to improve stockholders’ returns. At March 31, 2005, approximately $202.0 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock.

The Company is authorized to make open market purchases of its common stock using general corporate funds. Additionally, the Company enters into structured stock repurchase arrangements with large financial institutions using general corporate funds as part of its stock repurchase program in order to lower the average cost to acquire shares. These programs include terms that require the Company to make up front payments to the counter-party financial institution and result in the receipt of stock during or at the end of the agreement or the receipt of either stock or cash at the maturity of the agreement, depending on market conditions.

Citrix Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2005

The Company expended approximately $40.0 million during the three months ended March 31, 2005, net of premiums received, under all of its stock repurchase transactions. There was no cash expended during the first three months of 2004 under stock repurchase transactions. During the three months ended March 31, 2005, the Company took delivery of a total of 2,554,352 shares of outstanding common stock with an average per share price of $22.74. During the three months ended March 31, 2004, the Company took delivery of a total of 709,969 shares of outstanding common stock with an average per share price of $20.96. Some of these shares were received pursuant to prepaid programs. Since the inception of the stock repurchase program, the average cost of shares acquired was $16.90 per share compared to an average close price during open trading windows of $19.96 per share. In addition, a significant portion of the funds used to repurchase stock was funded by proceeds from employee stock option exercises and the related tax benefit. As of March 31, 2005, the Company has remaining prepaid notional amounts of approximately $34.9 million under structured stock repurchase agreements. Due to the fact that the total shares to be received for the open repurchase agreements at March 31, 2005 is not determinable until the contracts mature, the above price per share amounts exclude the remaining shares to be received subject to the agreements.

12. Commitments and Contingencies

During 2002, the Company became a party to a synthetic lease arrangement totaling approximately $61.0 million for its corporate headquarters office space in Fort Lauderdale, Florida. The synthetic lease represents a form of off-balance sheet financing under which an unrelated third party lessor funded 100% of the costs of acquiring the property and leases the asset to the Company. The synthetic lease qualifies as an operating lease for accounting purposes and as a financing lease for tax purposes. The Company does not include the property or the related lease debt as an asset or a liability on its consolidated balance sheets. Consequently, payments made pursuant to the lease are recorded as operating expenses in the Company’s consolidated statements of income. The Company entered into the synthetic lease in order to lease its headquarters properties under more favorable terms than under its previous lease arrangements.

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

The synthetic lease includes certain financial covenants including a requirement for the Company to maintain a pledged balance of approximately $62.8 million in cash and/or investment securities as collateral. This amount is included in restricted cash equivalents and investments in the accompanying condensed consolidated balance sheets. The Company maintains the ability to manage the composition of the restricted investments within certain limits and to withdraw and use excess investment earnings from the restricted collateral for operating purposes. Additionally, the Company must maintain a minimum cash and investment balance of $100.0 million, excluding the Company’s collateralized investments and equity investments, as of the end of each fiscal quarter. As of March 31, 2005, the Company had approximately $357.5 million in cash and investments in excess of those required levels. The synthetic lease includes non-financial covenants including the maintenance of the properties and adequate insurance, prompt delivery of financial statements to the lender of the lessee and prompt payment of taxes associated with the properties. As of March 31, 2005, the Company was in compliance with all material provisions of the arrangement.

During 2002 and 2001, the Company took actions to consolidate certain of its offices, including the exit of certain leased office space and the abandonment of certain leasehold improvements. Lease obligations related to these existing operating leases continue to 2025 with a total remaining obligation at March 31, 2005 of approximately $21.6 million, of which $2.7 million was accrued for as of March 31, 2005, and is reflected in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets. In calculating this accrual, the Company made estimates, based on market information, including the estimated vacancy periods and sublease rates and opportunities. The Company periodically re-evaluates its estimates and if actual circumstances prove to be materially worse than management has estimated, the total charges for these vacant facilities could be significantly higher.

Citrix Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2005

The Company is a defendant in various matters of litigation generally arising out of the normal course of business. Although it is difficult to predict the ultimate outcome of these cases, management believes, based on discussions with counsel, that any ultimate outcome would not materially affect the Company’s financial position, results of operations or cash flows.

13. Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R requires companies to expense the value of employee stock option and similar awards. SFAS No. 123R is effective as of the beginning of the fiscal year that begins after June 15, 2005 (i.e. January 1, 2006 for the Company). As of the effective date, the Company will be required to expense all awards granted, modified, cancelled or repurchased as well as the portion of prior awards for which the requisite service has not been rendered, based on the grant-date fair value of those awards as calculated for pro forma disclosures under SFAS No. 123. SFAS No. 123R permits public companies to adopt its requirements using one of two methods: A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123R for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123R for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

The Company currently expects to adopt SFAS No. 123R using the modified prospective method. The Company believes that the adoption of SFAS No. 123R’s fair value method will have a material adverse impact on the Company’s results of operations; however, currently, the impact the adoption of SFAS No. 123R will have on the Company’s results of operations cannot be quantified because, among other things, it will depend on the levels of share-based payments granted in the future.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We design, develop and market access infrastructure software, services and appliances. We market and license our products through multiple channels such as value-added resellers, channel distributors, system integrators, independent software vendors, our websites and other equipment manufacturers. We also promote our products through relationships with a wide variety of industry participants, including Microsoft Corporation (“Microsoft”).

Acquisitions

Net6

On December 8, 2004, we acquired all of the issued and outstanding capital stock of Net6, Inc. or Net6, a leader in providing secure access gateways. The acquisition extends our ability to provide easy and secure access to virtually any resource, both data and voice, on-demand. Results of operations of Net6 are included as part of our Americas geographic segment and revenue from these appliances is included in our Product Licenses revenue in our condensed consolidated statements of income. The consideration for this transaction was approximately $49.2 million paid in cash. In addition to the purchase price, there were direct transaction costs associated with the acquisition of approximately $1.7 million. The sources of funds for consideration paid in this transaction consisted of available cash and investments.

Expertcity

On February 27, 2004, we acquired all of the issued and outstanding capital stock of Expertcity.com, Inc. or Expertcity, a market leader in Web-based desktop access as well as a leader in Web-based training and customer assistance services. Results of operations are reflected in our Citrix Online reportable segment and revenue from our Citrix Online division is included in our Services revenue in our condensed consolidated statements of income. The consideration for this transaction was approximately $241.8 million, comprised of approximately $112.6 million in cash, approximately 5.8 million shares of our common stock valued at approximately $124.8 million and direct transaction costs of approximately $4.4 million. These amounts include additional common stock earned by Expertcity upon the achievement of certain revenue and other financial milestones during 2004 pursuant to the merger agreement, which were issued in March 2005. The fair value of the common stock earned as additional purchase price consideration was recorded as goodwill on the date earned. The sources of funds for consideration paid in this transaction consisted of available cash and investments and our authorized common stock. There is no additional contingent consideration related to the transaction.

Purchased in-process research and development of approximately $18.7 million was expensed immediately upon closing of the Expertcity acquisition in the first quarter of 2004 and $0.4 million was expensed immediately upon closing of the Net6 acquisition in the fourth quarter of 2004. For more information regarding the in-process research and development acquired from Expertcity and Net6 see note 4 to our condensed consolidated financial statements.

Revenue Recognition

The accounting related to revenue recognition in the software industry is complex and affected by interpretations of the rules and an understanding of industry practices, both of which are subject to change. As a result, revenue recognition accounting rules require us to make significant judgments. In addition, our judgment is required in assessing the probability of collection, which is generally based on evaluation of customer-specific information, historical collection experience and economic market conditions. If market conditions decline, or if the financial condition of our distributors or customers deteriorates, we may be unable to determine that collectibility is probable, and we could be required to defer the recognition of revenue until we receive customer payments.

We sell our MetaFrame Access Suite products bundled with an initial subscription for license updates that provide the end-user with free enhancements and upgrades to the licensed product on a when and if available basis. Customers may also elect to purchase technical support, product training or consulting services. We allocate revenue to license updates and any other undelivered elements of the arrangement based on vendor specific objective evidence, or VSOE, of fair value of each element and such amounts are deferred until the applicable delivery criteria and other revenue recognition criteria have been met. The balance of the revenue, net of any discounts inherent in the arrangement, is allocated to the delivered product using the residual method and recognized at the outset of the arrangement as the licenses are delivered. If we cannot objectively determine the fair value of each undelivered element based on VSOE, we defer revenue recognition until all elements are delivered, all services have been performed, or until fair value can be objectively determined. We must apply judgment in determining all elements of the arrangement and in determining the VSOE of fair value for each element, considering the price charged for each product or applicable renewal rates for license updates.

In the normal course of business, we do not permit product returns, but we do provide most of our distributors and value added resellers with stock balancing and price protection rights. In accordance with the provisions of our warranties, we also provide end-users of our appliances the right to replacement appliances, as applicable. Stock balancing rights permit distributors to return products to us up to the forty-fifth day of the fiscal quarter, subject to ordering an equal dollar amount of our other products prior to the last day of the same fiscal quarter. Price protection rights require that we grant retroactive price adjustments for inventories of our products held by distributors or resellers if we lower our prices for such products. Warranty claims for our appliances must be made within 12 months of the date of sale. We establish provisions for estimated returns for stock balancing and price protection rights, as well as other sales allowances, concurrently with the recognition of revenue. The provisions are established based upon consideration of a variety of factors, including, among other things, recent and historical return rates for both specific products and distributors, estimated distributor inventory levels by product, the impact of any new product releases and projected economic conditions. Actual product returns for stock balancing and price protection provisions incurred are, however, dependent upon future events, including the amount of stock balancing activity by our distributors and the level of distributor inventories at the time of any price adjustments. Actual appliance replacements are dependent upon the number of warranty claims received. We continually monitor the factors that influence the pricing of our products and distributor inventory levels and make adjustments to these provisions when we believe actual returns and other allowances could differ from established reserves. Our ability to recognize revenue upon shipment to our distributors is predicated on our ability to reliably estimate future stock balancing returns. If actual experience or changes in market condition impairs our ability to estimate returns, we would be required to defer the recognition of revenue until the delivery of the product to the end-user. Allowances for estimated product returns amounted to approximately $1.5 million at March 31, 2005 and $2.3 million at December 31, 2004. The decrease in allowances for estimated product returns is a reflection of the decrease in stock rotation experience primarily due to a reduction in packaged product inventory held by our distributors resulting from an increase in enterprise customer license arrangements, which are typically delivered electronically. We have not reduced and have no current plans to reduce our prices for inventory currently held by distributors or resellers. Accordingly, there were no reserves required for price protection at March 31, 2005 and December 31, 2004. Allowances for estimated warranty replacements were immaterial at March 31, 2005 and December 31, 2004. We also record reductions to revenue for customer programs and incentive offerings including volume-based incentives, at the time the sale is recorded. If market conditions were to decline, we could take actions to increase our customer incentive offerings, which could result in an incremental reduction to our revenue at the time the incentive is offered.

Stock-Based Compensation Disclosures

Our stock-based compensation program is a broad based, long-term retention program that is intended to attract and reward talented employees and align stockholder and employee interest. The number and frequency of stock option grants are based on competitive practices, our operating results, the number of options available for grant under our shareholder approved plans and other factors. All employees are eligible to participate in the stock-based compensation program.

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

As of March 31, 2005, we had six stock-based compensation plans, including two plans assumed in our acquisition of Net6, Inc. In addition, at our Annual Meeting of Stockholders on May 5, 2005, our stockholders approved our 2005 Equity Incentive Plan and 2005 Employee Stock Purchase Plan. Our Board of Directors has agreed that upon stockholder approval of the 2005 Equity Incentive Plan and the 2005 Employee Stock Purchase Plan, no new awards will be granted under our Amended and Restated 1995 Stock Option Plan, the Second Amended and Restated 2000 Director and Officer Stock Option and Incentive Plan, the Amended and Restated 1995 Non-Employee Director Stock Option Plan and the Third Amended and Restated 1995 Employee Stock Purchase Plan, although awards granted under these plans and still outstanding will continue to be subject to all terms and conditions of such plans, as applicable. We typically grant stock options for a fixed number of shares to employees and non-employee directors with an exercise price equal to or above the fair value of the shares at the date of grant. As discussed above and in note 2 to our condensed consolidated financial statements, we apply the intrinsic value method under APB Opinion No. 25 and related interpretations in accounting for our plans except for 51,546 shares issuable under options assumed as part of the Net6 acquisition, which were accounted for with Financial Accounting Standards Board, or FASB, Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB Opinion No. 25). No stock-based compensation cost has been reflected in net income except for the amounts related to the 51,546 options assumed as part of the Net6 acquisition, which had an exercise price below market value on the date of grant. The impact of our fixed stock plans and our stock purchase plan on our condensed consolidated financial statements from the use of options is reflected in the calculation of earnings per share in the form of dilution.

The following table (in thousands, except option price) provides information as of March 31, 2005 about the securities authorized for issuance to our employees and non-employee directors under our fixed stock compensation plans, consisting of our Amended and Restated 1995 Stock Plan, the Second Amended and Restated 1995 Employee Stock Purchase Plan, the 1995 Non-Employee Director Option Plan and the Second Amended and Restated 2000 Director and Officer Stock Option and Incentive Plan, the Amended and Restated 2000 Stock Incentive Plan of Net6 Inc. and the Amended and Restated 2003 Stock Incentive Plan of Net6, Inc.:

	(A)	(B)	(C)
Plan	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	36,494	$25.43	51,937
Equity compensation plans not approved by security holders*	51	3.84	—

Total	36,545	$25.40	51,937

*	Consists of the Amended and Restated 2000 Stock Incentive Plan of Net6 Inc. and the Amended and Restated 2003 Stock Incentive Plan of Net6 Inc., each of which we assumed in our acquisition of Net6, Inc.

The following table provides information about stock options granted for the three months ended March 31, 2005 and for the year ended December 31, 2004 for employees, non-employee directors and for certain executive officers. The stock option data for listed officers relates to our Named Executive Officers. The “Named Executive Officers” for the three months ended March 31, 2005 and for the year ended December 31, 2004 consist of our chief executive officer and our four other most highly compensated executive officers who earned a total salary and bonus in excess of $100,000 in 2004, as reported in our Proxy Statement dated April 1, 2005 and who are current employees:

	Three Months Ended March 31, 2005	Year Ended December 31, 2004
Net grants to all employees, non-employee directors and executive officers as a percent of outstanding shares (1) (2)	0.18%	1.73%

Grants to Named Executive Officers as a percent of outstanding shares (2)	—	0.17%

Grants to Named Executive Officers as a percent of total options granted	—	4.83%

Cumulative options held by Named Executive Officers as a percent of total options outstanding (3)	9.75%	9.66%

(1)	Net grants represent total options granted during the period net of options forfeited during the period.
(2)	Calculation is based on outstanding shares of common stock as of the beginning of the respective period.
(3)	Calculation is based on total options outstanding as of the end of the respective period.

The following table presents our option activity from December 31, 2003 through March 31, 2005 (in thousands, except weighted-average exercise price). Some amounts may not add due to rounding.

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2003	37,025	38,222	$24.56
Granted at market value	(5,638)	5,638	20.97
Granted below market value	(52)	52	3.86
Exercised	—	(4,492)	13.06
Forfeited/cancelled	2,491	(2,491)	25.14
Additional shares reserved	9,046	N/A	N/A

Balance at December 31, 2004	42,872	36,928	25.20

Granted at market value	(716)	716	23.03
Exercised	—	(690)	13.41
Forfeited/cancelled	409	(409)	23.70
Additional shares reserved	9,371	N/A	N/A

Balance at March 31, 2005	51,937	36,545	25.40

A summary of our in-the-money and out-of-the-money option information as of March 31, 2005 is as follows (in thousands, except weighted average exercise price):

	Exercisable		Unexercisable		Total
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
In-the-money	13,162	$15.93	8,617	$16.05	21,779	$15.98
Out-of-the-money (1)	13,017	41.04	1,749	26.22	14,766	39.29

Total options outstanding	26,179	28.42	10,366	17.76	36,545	25.40

(1)	Out-of-the-money options are those options with an exercise price equal to or above the closing price of $23.82 per share for our common stock at March 31, 2005.

There were no stock options or awards granted to our current Named Executive Officers during the fiscal quarter ended March 31, 2005.

The following table presents certain information regarding option exercises and outstanding options held by our current Named Executive Officers as of and for the quarter ended March 31, 2005:

	Shares Acquired on Exercise (#)	Value Realized ($)(1)	Number of Securities Underlying Unexercised Options at March 31, 2005		Values of Unexercised In-the-Money Options at March 31, 2005 ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable(2)
Mark Templeton	—	—	2,031,927	170,573	$8,844,049	$1,246,446
John Burris	—	—	447,939	132,187	$782,306	$823,359
David Friedman	—	—	75,365	114,635	$1,194,499	$1,428,876
Stefan Sjostrom	4,011	$72,198	249,876	81,176	$307,429	$640,441
David Henshall	—	—	95,833	164,167	$906,580	$1,140,770

(1)	Amounts disclosed in this column were calculated based on the difference between the fair market value of our common stock on the date of exercise and the exercise price of the options in accordance with regulations promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and do not reflect amounts actually received by the named officers.
(2)	Value is based on the difference between the option exercise price and the fair market value at March 31, 2005 ($23.82 per share), multiplied by the number of shares underlying the option.

For further information regarding our stock-based compensation plans, see note 2 to our condensed consolidated financial statements.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. We base these estimates on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances, and these estimates form the basis for our judgments concerning the carrying values of assets and liabilities that are not readily apparent from other sources. We periodically evaluate these estimates and judgments based on available information and experience. Actual results could differ from our estimates under different assumptions and conditions. If actual results significantly differ from our estimates, our financial condition and results of operations could be materially impacted. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2004, for further information regarding our critical accounting policies and estimates.

The notes to our consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2004, the unaudited interim condensed consolidated financial statements and the related notes to the unaudited interim condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q and the factors and events described elsewhere in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including in “Certain Factors Which May Affect Future Results,” contain additional information related to our accounting policies and should be read in conjunction with the following discussion and analysis relating to the individual financial statement captions and our overall financial performance, operations and financial position.

Results of Operations

Our operations consist of the design, development, marketing and support of access infrastructure software, appliances and services that enable effective and efficient enterprise-wide deployment and management of applications and information. The following table sets forth our condensed consolidated statements of income data and presentation of that data as a percentage of change from period-to-period (in thousands).

	Three Months Ended March 31,		Increase/(Decrease) for the Three Months Ended March 31, 2005 vs. March 31, 2004
	2005	2004
Revenues:
Product licenses	$90,062	$87,426	3.0%
License updates	77,175	58,897	31.0
Services	34,653	14,987	131.2

Total net revenues	201,890	161,310	25.2

Cost of revenues:
Cost of product license revenues	1,368	1,413	(3.2)
Cost of services revenues	4,515	2,823	59.9
Amortization of core and product technology	3,318	3,034	9.4

Total cost of revenues	9,201	7,270	26.6

Gross margin	192,689	154,040	25.1

Operating expenses:
Research and development	25,065	19,038	31.7
Sales, marketing and support	94,394	74,128	27.3
General and administrative	27,411	24,751	10.7
Amortization of other intangible assets	2,177	726	199.9
In-process research and development	—	18,700	*

Total operating expenses	149,047	137,343	8.5

Income from operations	43,642	16,697	161.4
Interest income	4,632	5,685	(18.5)
Interest expense	(8)	(4,344)	(99.8)
Write-off of deferred debt issuance costs	—	(7,219)	*
Other income, net	464	985	(52.9)

Income before income taxes	48,730	11,804	312.8
Income taxes	10,170	2,479	310.2

Net income	$38,560	$9,325	313.5%

*	Not meaningful.

Net Revenues. Net revenues include the following categories: Product Licenses, License Updates, and Services. Product Licenses primarily represent fees related to the licensing of our MetaFrame Access Suite products and our appliances. These amounts are reflected net of sales allowances and provisions for stock balancing return rights. The MetaFrame Presentation Server product accounted for approximately 91.2% of our Software License revenue for the three months ended March 31, 2005 and 96.3% of our Product License revenue for the three months ended March 31, 2004. License Updates consists of fees related to our Subscription Advantage program that are recognized ratably over the term of the contract, which is typically 12 to 24 months. Subscription Advantage (our terminology for post contract support) is an annual renewable program that provides subscribers with automatic delivery of software upgrades, enhancements and maintenance releases when and if they become available during the term of the subscription. Services consist primarily of technical support services and Web-based desktop access services revenue recognized ratably over the contract term, revenue from product training and certification, and consulting services revenue related to implementation of our software products, which are recognized as the services are provided.

Net revenues increased $40.6 million for the three months ended March 31, 2005 compared to the three months ended March 31, 2004. Product License revenue increased $2.6 million for the three months ended March 31, 2005 compared to the three months ended March 31, 2004. License Updates revenue increased $18.3 million for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 due to the continued acceptance of our renewable Subscription Advantage program. Services revenue increased $19.7 million for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 primarily due to the Expertcity acquisition in February 2004. We currently expect Product License revenue and Services revenue, which includes revenues from our Citrix Online division, to increase during 2005. In addition, we expect Subscription Advantage to be of importance to our business in 2005 because it fosters long-term customer relationships and gives us improved visibility and predictability due to the recurring nature of this revenue stream.

During 2004, we launched our Advisor Rewards Program which gives sales incentives to resellers for the sale of certain license types and extended our Advisor Rewards Program to a broader range of license types, which we currently anticipate will continue to stimulate demand for our MetaFrame products. Revenues associated with our Advisor Rewards Program are partially offset by the associated incentives to our resellers.

Deferred revenues, primarily related to Services revenues, increased approximately $4.8 million as compared to December 31, 2004. This increase was due primarily to an increase in revenues from our Citrix Online division and, to a lesser extent, an increase in our technical services revenue, which is comprised of consulting, education and technical support. We currently expect deferred revenue to increase during 2005.

International and Segment Revenues. International revenues (sales outside of the United States) accounted for approximately 52.1% of net revenues for the three months ended March 31, 2005 and 56.0% the three months ended March 31, 2004. For detailed information on international revenues, please refer to note 7 to our condensed consolidated financial statements appearing in this report.

An analysis of our reportable segment net revenue is presented below (in thousands):

	Three Months Ended March 31,		Increase (Decrease) for the Three Months Ended March 31, 2005 vs. March 31, 2004
	2005	2004
Americas (1)	$86,165	$74,890	15.1%
EMEA (2)	77,432	69,511	11.4
Asia-Pacific	17,928	14,113	27.0
Citrix Online division	20,365	2,796	628.4

Net revenues	$201,890	$161,310	25.2%

(1)	Our Americas segment is comprised of the United States, Canada and Latin America.
(2)	Defined as Europe, Middle East and Africa.

With respect to our segment revenues, the increase in net revenues for the three months ended March 31, 2005 compared to the three months ended March 31, 2004, was due primarily to the factors previously discussed across the Americas, EMEA and Asia-Pacific segments. On February 27, 2004, we acquired Expertcity and after the date of acquisition revenues are reflected in our Citrix Online division. Revenues from our Citrix Online division increased $17.6 million for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 due primarily to the full quarter impact in 2005 of our Expertcity acquisition. For additional information, please refer to note 4, Acquisitions, and note 7, Segment Information, to our condensed consolidated financial statements.

Cost of Revenues. Cost of revenues consisted primarily of the amortization of product and core technology, compensation cost and other personnel-related costs of providing services, as well as costs of product media and duplication, manuals, packaging materials, shipping expense, service capacity costs and royalties. Cost of product license revenues remained relatively unchanged for the three months ended March 31, 2005 compared to the three months ended March 31, 2004. The $1.7 million increase in cost of services revenues for the three months ended March 31, 2005 compared to the three months ended March 31, 2004, was due primarily to an increase in cost of revenues resulting from the Expertcity acquisition. The moderate increase in amortization of core and product technology for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 was primarily due to our acquisition of Net6 and Expertcity. For more information regarding the acquisitions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Acquisitions” and note 4 to our condensed consolidated financial statements.

Gross Margin. Gross margin as a percent of revenue was 95.4% for the three months ended March 31, 2005 and 95.5% for the three months ended March 31, 2004. We currently anticipate that in the next 12 months, gross margin as a percentage of net revenues will remain relatively unchanged as compared with current levels. However, gross margin could fluctuate from time to time based on a number of factors attributable to the cost of revenues as described above.

Research and Development Expenses. Research and development expenses consisted primarily of personnel-related costs. We expensed substantially all development costs included in the research and development of software products and enhancements to existing products as incurred except for certain core technologies with an alternative future use. Research and development expenses increased approximately $6.0 million for the three months ended March 31, 2005 compared to the three months ended March 31, 2004, primarily due to increased headcount and related personnel costs, an increase in staffing and associated personnel costs related to the Expertcity acquisition as well as an increase in external consulting costs. We currently expect research and development expenses to increase moderately in 2005 as we continue to make investments in our business and hire personnel to achieve our product development goals.

Sales, Marketing and Support Expenses. Sales, marketing and support expenses increased approximately $20.3 million for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 primarily due to an increase in headcount and the associated increase in salaries, commissions and other variable compensation and employee related expenses as well as an increase in staffing and associated personnel costs related to the Expertcity acquisition. These increases were partially offset by a decrease in marketing program costs due to the 2004 launch of our worldwide brand awareness and advertising campaigns and the Expertcity acquisition. We currently expect sales, marketing and support expenses to increase moderately in 2005 as we continue to make investments in our business and hire personnel to achieve our strategic goals.

General and Administrative Expenses. General and administrative expenses increased approximately $2.7 million for the three months ended March 31, 2005 compared to the three months ended March 31, 2004, primarily due to an increase in headcount, associated salaries and employee related expenses partially offset by decreases in external consulting and services, which were higher in 2004 due to the implementation of new regulatory requirements and information systems and a decrease in provision for doubtful accounts.

Amortization of Other Intangible Assets. Amortization of other intangible assets increased $1.5 million for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 due primarily to certain finite lived intangible assets associated with Expertcity and Net6 acquisitions. For more information regarding the Expertcity and Net6 acquisition see “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Acquisitions” and note 4 to our condensed consolidated financial statements.

In-process Research and Development. In February 2004, we acquired Expertcity, and $18.7 million of the purchase price was allocated to in-process research and development, or IPR&D. The amount allocated to IPR&D had not yet reached technological feasibility, had no alternative future use and was written off at the date of the acquisition in accordance with Financial Accounting Standards Board Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method. There were no write-offs of IPR&D during the three months ended March 31, 2005. For more information regarding the acquisitions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Acquisitions” and note 4 to our condensed consolidated financial statements.

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

Interest Income. Interest income decreased approximately $1.1 million for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 primarily due to higher overall average cash, cash equivalent and investment balances held during the first quarter of 2004 as compared to the first quarter of 2005. The interest earned on the higher overall average cash balance in 2004 was partially offset by two expenditures that occurred late in the first quarter of 2004. We used approximately $112.6 million in cash for our Expertcity acquisition on February 27, 2004 and approximately $355.7 million for the redemption of our convertible subordinated debentures on March 22, 2004. A portion of the funds used to redeem our convertible subordinated debentures were provided by the maturity of our investment in AAA-zero coupon corporate securities in the amount of $195.4 million. For more information see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Acquisitions” and “ – Liquidity and Capital Resources” and notes 4 and 6 to our condensed consolidated financial statements.

Interest Expense. Interest expense decreased approximately $4.3 million for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 and primarily due to the redemption of our convertible subordinated debentures on March 22, 2004. For more information see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and note 6 to our condensed consolidated financial statements.

Other Income, Net. Other income, net remained relatively unchanged on an absolute basis for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 and is primarily comprised of remeasurement and foreign currency transaction gains (losses) and realized gains (losses) on the sale of our investments.

Income Taxes. On October 22, 2004, the American Jobs Creation Act, or the AJCA, was signed into law. The AJCA includes a deduction for 85% of certain foreign earnings that are repatriated, as defined in the AJCA. We may elect to apply this provision to qualifying earnings repatriations in 2005. We have started an evaluation of the repatriation provision, including the impact in state and international tax jurisdictions; however, we do not expect to be able to complete this evaluation until after Congress or the Treasury Department provides guidance concerning key elements of the provision. We expect to complete our evaluation of the effects of the repatriation provision within a reasonable period of time following the publication of the anticipated guidance. Based on the provisions of the AJCA, the range of possible amounts that we are eligible to repatriate under this provision is between zero and $500 million. As such, the related potential range of income tax is between zero and $52 million.

We maintain certain operational and administrative processes in overseas subsidiaries and our foreign earnings are taxed at lower foreign tax rates. Our tax rate may fluctuate based on the actual geographic mix of sales in a given quarter. Other than considering the one-time repatriation provision within the AJCA, we do not expect to remit earnings from our foreign subsidiaries. Our effective tax rate was approximately 21% for both the three months ended March 31, 2005 and the three months ended March 31, 2004.

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R requires companies to expense the value of employee stock option and similar awards. SFAS No. 123R is effective as of the beginning of the fiscal year that begins after June 15, 2005 (i.e. January 1, 2006 for the Company). As of the effective date, we will be required to expense all awards granted, modified, cancelled or repurchased as well as the portion of prior awards for which the requisite service has not been rendered, based on the grant-date fair value of those awards as calculated for pro forma disclosures under SFAS No. 123. SFAS No. 123R permits public companies to adopt its requirements using one of two methods: A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123R for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123R for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce our net operating cash flows and increase net financing cash flows in periods after adoption.

We currently expect to adopt SFAS No. 123R using the modified prospective method. We believe that the adoption of SFAS No. 123R’s fair value method will have a material adverse impact on our results of operations; however, currently, the impact the adoption of SFAS No. 123R will have on our results of operations cannot be quantified because, among other things, it will depend on the levels of share-based payments granted in the future.

Liquidity and Capital Resources

During the three months ended March 31, 2005, we generated positive operating cash flows of $73.4 million. These cash flows related primarily to net income of $38.6 million, adjusted for, among other things, tax benefits from the exercise of non-statutory stock options and disqualifying dispositions of incentive stock options of $4.5 million, non-cash charges, including depreciation and amortization expenses of $10.4 million, and an aggregate increase in cash flow from our operating assets and liabilities of $19.6 million. Our investing activities provided $1.3 million of cash consisting primarily of the net proceeds, after reinvestment, from sales and maturities of investments of $5.6 million, partially offset by the expenditure of $4.3 million for the purchase of property and equipment. Our financing activities used cash of $27.2 million related primarily to our expenditure of $40.0 million for our stock repurchase program, partially offset by $12.7 million of proceeds received from the issuance of common stock under our employee stock-based compensation plans.

During the three months ended March 31, 2004, we generated positive operating cash flows of $78.0 million. These cash flows related primarily to net income of $9.3 million, adjusted for, among other things, tax benefits from the exercise of non-statutory stock options and disqualifying dispositions of incentive stock options of $4.0 million, non-cash charges, including depreciation and amortization expenses of $8.7 million, the write-off of in-process research and development associated with the Expertcity acquisition of $18.7 million, the write-off of deferred debt issuance costs on our convertible subordinated debentures of $7.2 million and an aggregate increase in cash flow from our operating assets and liabilities of $23.3 million. Our investing activities provided $216.1 million of cash consisting primarily of the net proceeds, after reinvestment, from sales and maturities of investments of $312.4 million, partially offset by cash paid for the Expertcity acquisition, net of cash acquired, of $90.8 million, and the expenditure of $4.2 million for the purchase of property and equipment. Our financing activities used cash of $345.4 million related primarily to our expenditure of $355.7 million to redeem our convertible subordinated debentures.

Cash, Cash Equivalents and Investments

As of March 31, 2005, we had $458.0 million in cash, cash equivalents and investments compared to $417.1 million at December 31, 2004. The increase in cash, cash equivalents and investments as compared to December 31, 2004, was due primarily to lower cash balances in December 2004 as a result of our expenditures for the Net6 acquisition. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Acquisitions” and “ – Liquidity and Capital Resources” and note 4 to our condensed consolidated financial statements. We generally invest our cash and cash equivalents in investment grade, highly liquid securities to allow for flexibility in the event of immediate cash needs. Our short and long-term investments primarily consist of interest bearing securities.

In December 2000, we invested $158.1 million in held-to-maturity investments managed by an investment advisor. Our investments matured on March 22, 2004, and we received $195.4 million, all of which was used to redeem a portion of our convertible subordinated debentures.

Restricted Cash Equivalents and Investments

As of March 31, 2005, we had $147.2 million in restricted cash equivalents and investments compared to $149.1 million at December 31, 2004. Restricted cash equivalents and investments are primarily comprised of approximately $62.8 million in investment securities and cash equivalents pledged as collateral for specified obligations under our synthetic lease arrangement and approximately $83.5 million in investment securities were pledged as collateral for certain of our credit default contracts and interest rate swap agreements. The $1.9 million decrease in restricted cash and investments is primarily due to a decrease in the liability position of the collateralized interest rate swap agreements. We maintain the ability to manage the composition of the restricted cash equivalents and investments within certain limits and to withdraw and use excess investment earnings from the pledged collateral for operating purposes. For further information regarding our synthetic lease, credit default contracts and interest rate swaps, see notes 8 and 12 to our condensed consolidated financial statements.

Accounts Receivable, Net

At March 31, 2005, we had approximately $85.5 million in accounts receivable, net of allowances. The $22.9 million decrease in accounts receivable as compared to December 31, 2004 resulted primarily from increased collections in January of 2005 and to a lesser extent lower sales in the last month of the first quarter of 2005 as compared to the last month of the fourth quarter of 2004. Our allowance for returns was $1.5 million at March 31, 2005 compared to $2.3 million at December 31, 2004. The decrease of $0.8 million is comprised of $1.8 million in credits issued for stock balancing rights during the first quarter of 2005 partially offset by $1.0 million of provisions for returns recorded during the first quarter of 2005. The overall decrease in our allowance for returns is primarily due to a decrease in our overall returns experience as a percentage of our sales. Our allowance for doubtful accounts was $1.5 million at March 31, 2005 compared to $2.6 million at December 31, 2004. The decrease of $1.1 million is comprised primarily of a $0.7 million reduction of our allowance for doubtful accounts and $0.5 million of uncollectible accounts written off, net of recoveries. From time to time, we could maintain individually significant accounts receivable balances from our distributors or customers, which are comprised of large business enterprises, governments and small and medium-sized businesses. If the financial condition of our distributors or customers deteriorates, our operating results could be adversely affected. At March 31, 2005, no distributor or customer accounted for more than 10% of our accounts receivable.

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

Stock Repurchase Program

Our Board of Directors has authorized an ongoing stock repurchase program with a total repurchase authority granted to us of $1 billion, of which $200 million was authorized in February 2005. The objective of our stock repurchase program is to improve stockholders’ return. At March 31, 2005, approximately $202.0 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock.

We are authorized to make open market purchases of our common stock using general corporate funds. Additionally, we enter into structured stock repurchase arrangements with large financial institutions using general corporate funds as part of our stock repurchase program in order to lower the average cost to acquire shares. These programs include terms that require us to make up front payments to the counter-party financial institution and result in the receipt of stock during or at the end of the agreement or the receipt of either stock or cash at the maturity of the agreement, depending on market conditions.

We expended approximately $40.0 million during the three months ended March 31, 2005, net of premiums received, under all stock repurchase transactions. There was no cash expended during the first three months of 2004 under stock repurchase transactions. During the three months ended March 31, 2005, we took delivery of a total of 2,554,352 shares of outstanding common stock with an average per share price of $22.74. During the three months ended March 31, 2004, we took delivery of a total of 709,969 shares of outstanding common stock with an average per share price of $20.96. Some of these shares were received pursuant to prepaid programs. Since the inception of the stock repurchase programs, the average cost of shares acquired was $16.90 per share compared to an average close price during open trading windows of $19.96 per share. In addition, a significant portion of the funds used to repurchase stock was funded by proceeds from employee stock option exercises and the related tax benefit. As of March 31, 2005, we have remaining prepaid notional amounts of approximately $34.9 million under structured stock repurchase agreements. Due to the fact that the total shares to be received for the open repurchase agreements at March 31, 2005 is not determinable until the contracts mature, the above price per share amounts exclude the remaining shares to be received subject to the agreements.

Off-Balance Sheet Arrangements

During 2002, we became a party to a synthetic lease arrangement totaling approximately $61.0 million for our corporate headquarters office space in Fort Lauderdale, Florida. The synthetic lease represents a form of off-balance sheet financing under which an unrelated third party lessor funded 100% of the costs of acquiring the property and leases the asset to us. The synthetic lease qualifies as an operating lease for accounting purposes and as a financing lease for tax purposes. We do not include the property or the related lease debt as an asset or a liability on our condensed consolidated balance sheets. Consequently, payments made pursuant to the lease are recorded as operating expenses in our condensed consolidated statements of income. We entered into the synthetic lease in order to lease our headquarters properties under more favorable terms than under our previous lease arrangements.

The initial term of the synthetic lease is seven years. Upon approval by the lessor, we can renew the lease twice for additional two-year periods. At any time during the lease term, we have the option to sublease the property and upon thirty-days’ written notice, we have the option to purchase the property for an amount representing the original property cost and transaction fees of approximately $61.0 million plus any lease breakage costs and outstanding amounts owed. Upon at least 180 days notice prior to the termination of the initial lease term, we have the option to remarket the property for sale to a third party. If we choose not to purchase the property at the end of the lease term, we have guaranteed a residual value to the lessor of approximately $51.9 million and possession of the buildings will be returned to the lessor. On a periodic basis, we evaluate the property for indicators of impairment. If an evaluation were to indicate that the fair value of the building had decline below $51.9 million, we would be responsible for the difference under its residual value guarantee, which could have a material adverse effect on our results of operations and financial condition.

The synthetic lease includes certain financial covenants including a requirement for us to maintain a pledged balance of approximately $62.8 million in cash and/or investment securities as collateral. This amount is included in restricted cash equivalents and investments in our accompanying condensed consolidated balance sheets. We maintain the ability to manage the composition of the restricted investments within certain limits and to withdraw and use excess investment earnings from the restricted collateral for operating purposes. Additionally, we must maintain a minimum cash and investment balance of $100.0 million, excluding our collateralized investments and equity investments, as of the end of each fiscal quarter. As of March 31, 2005, we had approximately $357.5 million in cash and investments in excess of those required levels. The synthetic lease includes non-financial covenants including the maintenance of the properties and adequate insurance, prompt delivery of financial statements to the lender of the lessee and prompt payment of taxes associated with the properties. As of March 31, 2005, we were in compliance with all material provisions of the arrangement.

Commitments

During 2002 and 2001, we took actions to consolidate certain of our offices, including the exit of certain leased office space and the abandonment of certain leasehold improvements. Lease obligations related to these existing operating leases continue until 2025 with a total remaining obligation of approximately $21.6 million, of which $2.7 million, net of anticipated sublease income, was accrued for as of March 31, 2005, and is reflected in accrued expenses and other liabilities in our condensed consolidated financial statements. In calculating this accrual, we made estimates, based on market information, including the estimated vacancy periods and sublease rates and opportunities. We periodically re-evaluate our estimates and if actual circumstances prove to be materially worse than management has estimated, the total charges for these vacant facilities could be significantly higher.

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

Certain Factors Which May Affect Future Results

Our operating results and financial condition have varied in the past and could in the future vary significantly depending on a number of factors. From time to time, information provided by us or statements made by our employees could contain “forward-looking” information that involves risks and uncertainties. In particular, statements contained in this Form 10-Q, and in the documents incorporated by reference into this Form 10-Q, that are not historical facts, including, but not limited to statements concerning new products, product development and offerings, Subscription Advantage, the Citrix Online division, competition and strategy, product price and inventory, deferred revenues, economic and market conditions, revenue recognition, profits, growth of revenues, Product License revenues, License Update revenues, Services revenues, cost of revenues, operating expenses, sales, marketing and support expenses, research and development expenses, valuations of investments and derivative instruments, technology relationships, reinvestment or repatriation of foreign earnings, gross margins, amortization expense and intangible assets, impairment charges, anticipated operating and capital expenditure requirements, cash inflows, contractual obligations in-process research and development, acquisitions, stock repurchases, investment transactions, liquidity, litigation matters, intellectual property matters, distribution channels, stock price, Advisor Rewards Program, SFAS 123R, third party licenses and potential debt or equity financings constitute forward-looking statements and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are neither promises nor guarantees. Our actual results of operations and financial condition have varied and could in the future vary significantly from those stated in any forward-looking statements. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Form 10-Q, in the documents incorporated by reference into this Form 10-Q or presented elsewhere by our management from time to time. Such factors, among others, could have a material adverse effect upon our business, results of operations and financial condition.

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

For example, our ability to market the MetaFrame Access Suite, and its individual products including: MetaFrame Presentation Server, MetaFrame Secure Access Manager, MetaFrame Conferencing Manager and MetaFrame Password Manager, and other future product offerings could be affected by Microsoft’s licensing and pricing scheme for client devices, servers and applications. Further, the announcement of the release, and the actual release, of new Windows-based server operating systems or products incorporating similar features to our products could cause our existing and potential customers to postpone or cancel plans to license certain of our existing and future product and service offerings.

In addition, alternative products for secure, remote access in the Internet software and hardware markets directly and indirectly compete with our current MetaFrame product line and our Web-based desk-top access products and services, including GoToAssist, GoToMyPC and GoToMeeting and anticipated future product and service offerings.

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

We anticipate that sales of products within our MetaFrame Access Suite and related enhancements will constitute a substantial majority of our revenue for the foreseeable future. Our ability to continue to generate revenue from our MetaFrame Access Suite products will depend on market acceptance of Windows Server Operating Systems and/or UNIX Operating Systems. Declines in demand for our MetaFrame Access Suite products could occur as a result of:

•	new competitive product releases and updates to existing products;

•	price competition;

•	technological change;

•	decreasing or stagnant information technology spending levels;

•	general economic conditions; or

•	lack of success of entities with which we have a strategic or technology relationship.

If our customers do not continue to purchase our MetaFrame Access Suite products as a result of these or other factors, our revenue would decrease and our results of operations and financial condition would be adversely affected.

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

Our future success depends on our ability to continually enhance our current products, and services and develop and introduce new products, and services that our customers choose to buy. If we are unable to keep pace with technological developments and customer demands by introducing new products and services and enhancements to our existing products and services, our business, results of operations and financial condition could be adversely affected. Our future success could be hindered by:

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

We have a significant amount of goodwill and other intangible assets, such as product and core technology, related to our acquisitions of Sequoia Software Corporation in 2001 and Expertcity and Net6 in 2004. We do not amortize goodwill and intangible assets that are deemed to have indefinite lives. However, we do amortize certain product and core technologies, trademarks, patents and other intangibles. We periodically evaluate our intangible assets, including goodwill, for impairment. As of March 31, 2005 we had $361.8 million of goodwill. We review for impairment annually, or sooner if events or changes in circumstances indicate that the carrying amount could exceed fair value. Fair values are based on discounted cash flows using a discount rate determined by our management to be consistent with industry discount rates and the risks inherent in our current business model. Due to uncertain market conditions and potential changes in our strategy and product portfolio, it is possible that the forecasts we use to support our goodwill could change in the future, which could result in non-cash charges that would adversely affect our results of operations and financial condition.

At March 31, 2005, we had $82.0 million, net, of unamortized identified intangibles with estimable useful lives, which consist of core technology we purchased in acquisitions and core technology we purchased under third party licenses. We have commercialized and currently market the Sequoia and other licensed technology through our secure access infrastructure software, which includes Citrix MetaFrame Secure Access Manager and Citrix MetaFrame Password Manager. We currently market the technologies acquired in the Expertcity and Net6 acquisitions through our Citrix Online and Citrix Gateway divisions. However, our channel distributors and entities with which we have technology relationships, customers or prospective customers may not purchase or widely accept our new line of products and services. If we fail to complete the development of our anticipated future product and service offerings, if we fail to complete them in a timely manner, or if we are unsuccessful in selling these new products and services, we could determine that the value of the purchased technology is impaired in whole or in part and take a charge to earnings. We could also incur additional charges in later periods to reflect costs associated with completing those projects that could not be completed in a timely manner. If the actual revenues and operating profit attributable to acquired product and core technologies are less than the projections we used to initially value product and core technologies when we acquired it, such intangible assets may be deemed to be impaired. If we determine that any of our intangible assets are impaired, we would be required to take a related charge to earnings that could have a material adverse effect on our results of operations.

We recorded approximately $270.7 million of goodwill and intangible assets in connection with our 2004 acquisitions. If the actual revenues and operating profit attributable to acquired intangible assets are less than the projections we used to initially value these intangible assets when we acquired them, then these intangible assets may be deemed to be impaired. If we determine that any of the goodwill or other intangible assets associated with our acquisitions of Expertcity or Net6 are impaired, then we would be required to reduce the value of those assets or to write them off completely by taking a related charge to earnings. If we are required to write down or write off all or a portion of those assets, or if financial analysts or investors believe we may need to take such action in the future, our stock price and operating results could be materially adversely affected.

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

We attribute most of our growth during recent years to the introduction of the MetaFrame software for Windows operating systems in mid-1998. We cannot assure you that the access infrastructure software market, in which we operate, will grow. We cannot assure you that the release of our access infrastructure software suite of products or other new products or services will increase our revenue growth rate.

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

Sales of our Subscription Advantage product constitute all of our License Updates revenue and a majority of our deferred revenue.

We anticipate that sales of our Subscription Advantage product will continue to constitute all of our License Updates revenue and a majority of our deferred revenue for the foreseeable future. Our ability to continue to generate both recognized and deferred revenue from our Subscription Advantage product will depend on our customers continuing to perceive value in automatic delivery of our software upgrades and enhancements. A decrease in demand for our Subscription Advantage product could occur as a result of a decrease in demand for our Metaframe Access Suite products. If our customers do not continue to purchase our Subscription Advantage product, our License Updates revenue and deferred revenue would decrease significantly and our results of operations and financial condition would be adversely affected.

As our international sales and operations grow, we could become increasingly subject to additional risks that could harm our business.

We conduct significant sales and customer support operations in countries outside of the United States. During the first quarter of 2005, we derived approximately 52% of our revenues from sales outside the United States. Our continued growth and profitability could require us to further expand our international operations. To successfully expand international sales, we must establish additional foreign operations, hire additional personnel and recruit additional international resellers. Our international operations are subject to a variety of risks, which could cause fluctuations in the results of our international operations. These risks include:

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

Our results of operations are also subject to fluctuations in foreign currency exchange rates. In order to minimize the impact on our operating results, we generally initiate our hedging of currency exchange risks one year in advance of anticipated foreign currency expenses. As a result of this practice, foreign currency denominated expenses will be higher or lower in the current year depending on the weakness or strength of the dollar in the prior year. There is a risk that there will be fluctuations in foreign currency exchange rates beyond the one year timeframe for which we hedge our risk. Because the dollar was generally weak in 2004, operating expenses are expected to be higher in 2005, but further dollar weakness in 2005 will not have an additional material impact on our operating expenses until 2006.

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

In addition, our ability to protect our proprietary rights could be affected by:

•	Differences in International Law; Enforceability of Licenses. The laws of some foreign countries do not protect our intellectua1 property to the same extent as do the laws of the United States and Canada. For example, we derive a significant portion of our sales from licensing our packaged products under “shrink wrap” or “click-to-accept” license agreements that are not signed by licensees and electronic enterprise customer licensing arrangements that are delivered electronically, all of which could be unenforceable under the laws of many foreign jurisdictions in which we license our products.

•	Third Party Infringement Claims. As we expand our product lines, the number of products and competitors in our industry segments increase and the functionality of these products overlap, we could become increasingly subject to infringement claims and claims to the unauthorized use of a third-party’s code in our products. Companies and inventors are more frequently seeking to patent software and business methods because of developments in the law that could extend the ability to obtain such patents. As a result, we could receive more patent infringement claims. Responding to any infringement claim, regardless of its validity, could result in costly litigation; injunctive relief or require us to obtain a license to intellectual property rights of those third parties. Licenses may not be available on reasonable terms, on terms compatible with the protection of our proprietary rights, or at all. In addition, attention to these claims could divert our management’s time and attention from developing our business. If a successful claim is made against us and we fail to develop or license a substitute technology, our business, results of operations, financial condition or cash flows could be materially adversely affected.

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

In April 2002, we entered into a seven-year synthetic lease with a lessor for our headquarters office buildings in Fort Lauderdale, Florida. The synthetic lease qualifies for operating lease accounting treatment under SFAS No. 13, Accounting for Leases, so we do not include the property or the associated lease debt on our consolidated balance sheet. However, if the lessor were to change its ownership of our property or significantly change its ownership of other properties that it currently holds, under FIN No. 46, Consolidation of Variable Interest Entities(revised) we could be required to consolidate the entity, the leased facility and the debt at that time.

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

Changes in financial accounting standards related to share-based payments are expected to have a material adverse impact on our results of operations.

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R requires companies to expense the value of employee stock options and similar awards and is effective as of January 1, 2006 for the Company. The adoption of the new standard is expected to have a material adverse impact on our results of operations for periods after its effectiveness. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current financial accounting standards. This requirement will reduce our net operating cash flows and increase net financing cash flows in periods after effectiveness of the new standard. Additionally, SFAS No. 123R could adversely impact our ability to provide accurate financial guidance concerning our results of operations on a GAAP basis for periods after its effectiveness due to the variability of the factors used to estimate the values of share-based payments. As a result, the adoption of the new standard in the first quarter of 2006 could negatively affect our stock price and our stock price volatility.

Our business and investments could be adversely impacted by unfavorable economic political and social conditions.

General economic and market conditions, and other factors outside our control including terrorist and military actions, could adversely affect our business and impair the value of our investments. Any further downturn in general economic conditions could result in a reduction in demand for our products and services and could harm our business. These conditions make it difficult for us, and our customers, to accurately forecast and plan future business activities and could have a material adverse effect on our business, financial condition and results of operations. In addition, an economic downturn could result in an impairment in the value of our investments requiring us to record losses related to such investments. Impairment in the value of these investments may disrupt our ongoing business and distract management. As of March 31, 2005, we had $458.7 million of short and long-term investments, including restricted investments, with various issuers and financial institutions. In many cases we do not attempt to reduce or eliminate our market exposure on these investments and could incur losses related to the impairment of these investments. Fluctuations in economic and market conditions could adversely affect the value of our investments, and we could lose some of our investment portfolio. A total loss of an investment could adversely affect our results of operations and financial condition. For further information on these investments, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources.”

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes with respect to the information on Quantitative and Qualitative Disclosures About Market Risk appearing in Part II, Item 7A to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES

As of March 31, 2005, the Company’s management, with the participation of the Company’s Chief Executive Officer and the Company’s Vice President and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Vice President and Chief Financial Officer concluded that, as of March 31, 2005, the Company’s disclosure controls and procedures were effective in ensuring that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and the Company’s Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. During the period covered by this report, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is a defendant in various matters of litigation generally arising out of the normal course of business. Although it is difficult to predict the ultimate outcome of these cases, management believes, based on discussions with counsel, that any ultimate outcome would not materially affect the Company’s financial position, results of operations or cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The Company’s Board of Directors has authorized an ongoing stock repurchase program with a total repurchase authority granted to the Company of $1.0 billion, of which $200 million was authorized in February 2005, the objective of which is to manage actual and anticipated dilution and to improve stockholders’ returns. At March 31, 2005, approximately $202.0 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. The following table shows the monthly activity related to the Company’s stock repurchase program for the three month period ending March 31, 2005:

	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or approximate dollar value) of Shares (or Units) that may yet be Purchased under the Plans or Programs
January 1, 2005 through January 31, 2005	162,889	$22.46(2)	162,889	$241,954(3)
February 1, 2005 through February 28, 2005	1,059,855	22.04(2)	1,059,855	236,746
March 1, 2005 through March 31, 2005	1,331,608	23.33(2)	1,331,608	201,993

Total	2,554,352	$22.74(2)	2,554,352	$201,993

(1)	Represents shares received under the Company’s prepaid stock repurchase programs and shares acquired in open market purchases. The Company expended a net amount of $40.0 million during the quarter ended March 31, 2005 for repurchases of the Company’s common stock. For more information see note 11 to the Company’s condensed consolidated financial statements.
(2)	These amounts represent the cumulative average price paid per share for shares acquired in open market purchases and those received under the Company’s prepaid stock repurchase programs some of which extend over more than one fiscal period.
(3)	Amount available under the remaining dollar amount the Company has to repurchase shares includes the additional $200 million authorized by the Company’s Board of Directors in February 2005.

On February 27, 2004, the Company completed an acquisition of Expertcity.com, Inc., a privately-held company. The purchase was completed in part through the issuance of approximately 5.8 million shares of the Company’s common stock valued at approximately $124.8 million, including 0.2 million shares of common stock issued to Expertcity upon the achievement of certain revenue and other financial milestones during 2004 pursuant to the merger agreement. The issuance of shares in this transaction was made in reliance of an exemption from registration under the Securities Act of 1933, pursuant to Section 3(a)(10) of that act. The Company relied on a public fairness hearing conducted before the Department of Corporations of the State of California pursuant to Section 25142 of the California Corporate Securities Law, resulting in the Company obtaining a permit dated February 24, 2004 to issue the shares of the Company’s common stock.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Plans

The Company’s policy governing transactions in its securities by its directors, officers and employees permits its officers, directors and employees to enter into trading plans in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The Company has been advised that David R. Friedman, Vice President and General Counsel, has entered into a trading plan during February 2005 in accordance with Rule 10b5-1 and the Company’s policy governing transactions in its securities. The Company undertakes no obligation to update or revise the information provided herein, including for revision or termination of an established trading plan.

2005 Equity Incentive Plan

At the annual stockholders meeting held on May 5, 2005, the Company’s stockholders approved the Citrix Systems, Inc. 2005 Equity Incentive Plan (the “2005 Plan”). The purposes of the 2005 Plan are:

•	To attract and retain talented employees;

•	To further align employee and stockholder interests;

•	To continue to closely link employee compensation with Company performance, and

•	To maintain a culture of ownership.

The Board of Directors has agreed that upon approval by the stockholders approval of the 2005 Plan, no new awards will be granted under the Company’s Amended and Restated 1995 Stock Option Plan (the “1995 Plan”), the Second Amended and Restated 2000 Director and Officer Stock Option and Incentive Plan (the “Director Plan”) and the Amended and Restated 1995 Non-Employee Director Stock Option Plan (the “NEDSOP Plan”), although awards granted under each plan and still outstanding will continue to be subject to all terms and conditions of such plan.

The following is a brief description of the material terms of the 2005 Plan:

•	The 2005 Plan reserves 10,100,000 shares for awards with a limit on the number of shares that may be granted as restricted stock, restricted stock units, performance units or stock grants to a maximum of 500,000 shares.

•	The term of the 2005 Plan is March 24, 2005 to March 24, 2015.

•	The 2005 Plan is administered by our Compensation Committee of our Board of Directors, which is made up entirely by independent directors. The Compensation Committee may delegate to an executive officer or officers the authority to grant awards under the 2005 Plan to employees who are not officers, and to consultants or advisors, in accordance with such guidelines as the Compensation Committee shall set forth at any time or from time to time.

•	The 2005 Plan permits the grant of non-qualified and incentive stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and stock grants to all employees of the Company and its subsidiaries or affiliates, and where legally eligible to participate, consultants and non-employee directors of the Company.

•	The 2005 Plan limits the number of awards that the Compensation Committee may grant to any one participant to no more than 1,000,000 shares granted to an individual participant annually.

•	The 2005 Plan prohibits the granting of stock option or stock appreciation rights a price below market price on the date of grant.

•	The 2005 Plan provides that the Compensation Committee will determine at the time of the grant when each stock option becomes exercisable, including the establishment of required performance vesting criteria, if any.

•	The 2005 Plan provides that the Compensation Committee may make the grant, issuance, retention and/or vesting of restricted stock and stock unit awards contingent upon continued employment with the Company, the passage of time, or such performance criteria and the level of achievement versus such criteria as it deems appropriate.

•	The 2005 Plan prohibits:

1.	the repricing or reducing the exercise price of a stock option or stock appreciation right without stockholder approval;

2.	amending or canceling stock options or stock appreciation rights for the purpose of repricing, replacing or regranting such option or stock appreciation right with an exercise price that is less than the original exercise price of such option or stock appreciation right; and

3.	reload grants or the granting of options conditional upon delivery of shares to satisfy the exercise price and/or tax withholding obligation under another employee stock option.

The 2005 Plan is described in greater detail in the Company’s proxy statement filed with the Securities and Exchange Commission in connection with the annual meeting of shareholders held on May 5, 2005 and a copy of the 2005 Plan is attached to this Quarterly Report on Form 10-Q as Exhibit 10.1.

2005 Employee Stock Purchase Plan

At the annual stockholders meeting held on May 5, 2005, the Company’s stockholders approved the Citrix Systems, Inc. 2005 Employee Stock Purchase Plan (the “2005 ESPP”). The purposes of the 2005 ESPP are:

•	To retain existing employees;

•	To recruit and retain new employees; and

•	To align and increase the interest of all employees in the success of the Company.

Upon stockholder approval of the 2005 ESPP, no new awards will be granted under the Company’s Third Amended and Restated 1995 Employee Stock Purchase Plan, which will expire in September 2005 pursuant to its terms.

The following is a brief description of the material terms of the 2005 ESPP:

•	The total number of shares that may be issued pursuant to the 2005 ESPP is 10,000,000.

•	The term of the 2005 ESPP is March 24, 2005 to March 24, 2015, unless earlier terminated by the Board of Directors of the Company, provided that no termination shall impair any rights of participating employees that have vested at the time of termination.

•	The 2005 ESPP is administered by our Compensation Committee of our Board of Directors.

•	All full-time, and certain part-time, employees are eligible to participate in the 2005 ESPP. To be eligible, part-time employees must have customary employment of more than five months in any calendar year and more than 20 hours per week. Employees who, after exercising their rights to purchase shares under the 2005 ESPP, would own shares representing 5% or more of the voting power of Citrix’s common stock, are also ineligible to participate.

•	To participate in the 2005 ESPP, an eligible employee authorizes payroll deductions in an amount not less than 1% nor greater than 10% of his or her “eligible earnings” (i.e., regular base pay, not including overtime pay, bonuses, employee benefit plans or other additional payments) for each full payroll period in the payment period.

•	To participate in the 2005 ESPP, eligible employees enroll in a six month payment period during the open enrollment period prior to the start of that payment period. A new payment period begins approximately every July 16 and January 16. At the end of each payment period, the accumulated deductions are used to purchase shares of the Company’s common stock from Citrix up to a maximum of 12,000 shares for any one employee during a payment period.

•	The 2005 ESPP provides that shares of Common Stock are purchased at a price equal to 85% of the fair market value of the Company’s Common Stock on the last business day of a payment period.

•	The 2005 ESPP provides that if a participating employee voluntarily resigns or is terminated by the Company prior to the last day of a payment period, the employee’s option to purchase terminates and the amount in the employee’s account is returned to the employee.

•	The 2005 ESPP permits the Board of Directors of the Company to amend the 2005 ESPP at any time and in any respect, but without the approval of the stockholders of the Company, no amendment may

1.	materially increase the number of shares that may be issued under the 2005 ESPP;

2.	change the class of employees eligible to receive options under the 2005 ESPP, if such action would be treated as the adoption of a new plan for purposes of Section 423(b) of the Code; or

3.	cause Rule 16b-3 under the Securities Exchange Act of 1934 to become inapplicable to the 2005 ESPP.

The 2005 ESPP is described in greater detail in the Company’s proxy statement filed with the Securities and Exchange Commission in connection with the annual meeting of shareholders held on May 5, 2005 and a copy of the 2005 ESPP is attached to this Quarterly Report on Form 10-Q as Exhibit 10.2.

ITEM 6. EXHIBITS

(a) List of exhibits

Exhibit No.	Description
10.1*	2005 Equity Incentive Plan

10.2*	2005 Employee Stock Purchase Plan

10.3*	2005 Equity Incentive Plan Incentive Stock Option Master Agreement (Domestic)

10.4*	2005 Equity Incentive Plan Non-Qualified Stock Option Master Agreement (Domestic)

10.5 (1)*	2005 Executive Bonus Plan

31.1	Rule 13a-14(a) / 15d-14(a) Certification

31.2	Rule 13a-14(a) / 15d-14(a) Certification

32.1	Section 1350 Certifications

*	Indicates a management contract or any compensatory plan, contract or arrangement.
(1)	Incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated as of February 10, 2005.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 6th day of May 2005.

CITRIX SYSTEMS, INC.

By:	/s/ DAVID J. HENSHALL
David J. Henshall
Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1*	2005 Equity Incentive Plan

10.2*	2005 Employee Stock Purchase Plan

10.3*	2005 Equity Incentive Plan Incentive Stock Option Master Agreement (Domestic)

10.4*	2005 Equity Incentive Plan Non-Qualified Stock Option Master Agreement (Domestic)

10.5 (1)*	2005 Executive Bonus Plan

31.1	Rule 13a-14(a) / 15d-14(a) Certification

31.2	Rule 13a-14(a) / 15d-14(a) Certification

32.1	Section 1350 Certifications

*	Indicates a management contract or any compensatory plan, contract or arrangement.
(1)	Incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated as of February 10, 2005.