Form 10-Q
period 2005-06-30
CITRIX SYSTEMS INC
filed 2005-08-09
CIK 877890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

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

As of August 2, 2005 there were 170,383,914 shares of the registrant’s Common Stock, $.001 par value per share, outstanding.

CITRIX SYSTEMS, INC.

Form 10-Q

For the Quarterly Period Ended June 30, 2005

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Citrix Systems, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2005	December 31, 2004
	(unaudited)
	(In thousands, except par value)
Assets
Current assets:
Cash and cash equivalents	$207,673	$73,485
Short-term investments	183,278	159,656
Accounts receivable, net of allowances of $3,091 and $4,916 at June 30, 2005 and December 31, 2004, respectively	98,861	108,399
Prepaid expenses and other current assets	33,881	41,159
Current portion of deferred tax assets	41,762	43,881

Total current assets	565,455	426,580
Restricted cash equivalents and investments	145,639	149,051
Long-term investments	148,265	183,974
Property and equipment, net	69,389	69,281
Goodwill, net	361,783	361,452
Other intangible assets, net	77,370	87,172
Other assets	9,882	8,574
Deferred tax assets, long term	5,952	—

	$1,383,735	$1,286,084

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$17,389	$17,554
Accrued expenses	110,636	111,535
Income taxes payable	22,095	2,198
Current portion of deferred revenues	227,690	210,872

Total current liabilities	377,810	342,159
Long-term portion of deferred revenues	14,981	14,271
Other liabilities	1,677	4,749

Commitments and contingencies

Stockholders’ equity:
Preferred stock at $.01 par value: 5,000 shares authorized, none issued and outstanding	—	—
Common stock at $.001 par value: 1,000,000 shares authorized; 215,848 and 212,991 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	216	213
Additional paid-in capital	950,498	872,659
Deferred compensation	(840)	(1,063)
Retained earnings	844,732	778,286
Accumulated other comprehensive income(loss)	(2,899)	7,489

	1,791,707	1,657,584

Less— common stock in treasury, at cost (45,690 and 42,608 shares at June 30, 2005 and December 31, 2004, respectively)	(802,440)	(732,679)

Total stockholders’ equity	989,267	924,905

	$1,383,735	$1,286,084

See accompanying notes.

Citrix Systems, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands, except per share information)
Revenues:
Product licenses	$91,980	$87,716	$182,042	$175,142
License updates	80,455	66,981	157,630	125,878
Services	38,794	23,605	73,447	38,592

Total net revenues	211,229	178,302	413,119	339,612

Cost of revenues:
Cost of product license revenues	2,277	756	3,645	2,169
Cost of services revenues	5,395	4,169	9,910	6,992
Amortization of core and product technology	3,693	3,598	7,011	6,632

Total cost of revenues	11,365	8,523	20,566	15,793

Gross margin	199,864	169,779	392,553	323,819

Operating expenses:
Research and development	26,402	22,173	51,467	41,211
Sales, marketing and support	92,035	80,804	186,429	154,932
General and administrative	30,150	27,837	57,561	52,588
Amortization of other intangible assets	2,214	1,873	4,391	2,599
In-process research and development	—	—	—	18,700

Total operating expenses	150,801	132,687	299,848	270,030

Income from operations	49,063	37,092	92,705	53,789
Interest income	5,369	2,567	10,001	8,252
Interest expense	(16)	(8)	(24)	(4,352)
Write-off of deferred debt issuance costs	—	—	—	(7,219)
Other (expense) income, net	(370)	190	94	1,175

Income before income taxes	54,046	39,841	102,776	51,645
Income taxes	26,160	8,366	36,330	10,845

Net income	$27,886	$31,475	$66,446	$40,800

Earnings share:
Basic	$0.16	$0.18	$0.39	$0.24

Diluted	$0.16	$0.18	$0.38	$0.23

Weighted average shares outstanding:
Basic	169,698	170,327	169,930	168,392

Diluted	175,146	176,273	175,541	174,428

See accompanying notes.

Citrix Systems, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2005	2004
	(In thousands)
OPERATING ACTIVITIES
Net income	$66,446	$40,800
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	11,402	9,231
Depreciation and amortization of property and equipment	10,228	10,142
Amortization of deferred stock-based compensation	197	—
Write-off of deferred debt issuance costs	—	7,219
In-process research and development	—	18,700
(Recovery of) provision for doubtful accounts	(107)	995
Provision for product returns	2,614	2,425
Provision for inventory reserves	27	312
Tax benefit related to the exercise of non-statutory stock options and disqualifying dispositions of incentive stock options	13,868	12,103
Accretion of original issue discount and amortization of financing cost	—	4,318
Other non-cash items	131	(309)

Total adjustments to reconcile net income to net cash provided by operating activities	38,360	65,136
Changes in operating assets and liabilities, net of the effects of acquisition:
Accounts receivable	7,031	420
Prepaid expenses and other current assets	(89)	11,195
Other assets	(162)	(394)
Deferred tax assets, net	(3,471)	(369)
Accounts payable	(165)	(116)
Accrued expenses	(3,946)	(11,289)
Income taxes payable	19,897	(4,899)
Deferred revenues	17,528	23,704
Other liabilities	(2,927)	(1,333)

Total changes in operating assets and liabilities, net of the effects of acquisition	33,696	16,919

Net cash provided by operating activities	138,502	122,855

INVESTING ACTIVITIES
Purchases of available-for-sale investments	(158,741)	(96,285)
Proceeds from sales of available-for-sale investments	106,128	153,090
Proceeds from maturities of available-for-sale investments	65,604	43,090
Proceeds from maturities of held-to-maturity investments	—	195,350
Purchases of property and equipment	(12,040)	(11,736)
Cash paid for licensing agreements and core technology	—	(12,942)
Cash paid for acquisition, net of cash acquired	—	(90,750)

Net cash provided by investing activities	951	179,817

FINANCING ACTIVITIES
Proceeds from issuance of common stock	36,316	19,876
Cash paid under stock repurchase programs	(41,581)	(43,174)
Cash paid to repurchase convertible subordinated debentures	—	(355,659)

Net cash used in financing activities	(5,265)	(378,957)

Change in cash and cash equivalents	134,188	(76,285)
Cash and cash equivalents at beginning of period	73,485	182,969

Cash and cash equivalents at end of period	$207,673	$106,684

Supplemental non-cash investing activity:
Decrease in restricted cash equivalents and investments	$(3,412)	$(3,308)

See accompanying notes.

Citrix Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2005

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

The Company previously reclassified approximately $55.3 million of investments in auction rate securities that were originally classified as cash equivalents to short-term investments as of June 30, 2004 in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 95, Statement of Cash Flows. The condensed consolidated balance sheet as of June 30, 2004 and the condensed consolidated statement of cash flows for the six months ended June 30, 2004 were adjusted to reflect the impact of the reclassification. In addition, certain other reclassifications have been made for consistent presentation.

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

Investments

Short-term investments primarily consist of corporate securities, government securities, commercial paper and municipal securities and long-term investments primarily consist of corporate securities and government securities. Investments classified as available-for-sale are stated at fair value with unrealized gains and losses, net of taxes, reported in accumulated other comprehensive (loss) income. In accordance with SFAS 95, Statement of Cash Flows, the Company classifies available-for-sale securities, including its investments in auction rate securities, that are available to meet the Company’s current operational needs as short-term. Investments classified as held-to-maturity are stated at amortized cost. The Company does not recognize changes in the fair value of held-to-maturity investments in income unless a decline in value is considered other-than-temporary.

The Company minimizes its credit risk associated with investments by investing primarily in investment grade, highly liquid securities. The Company maintains investments with various financial institutions and the Company’s policy is designed to limit exposure to any one issuer, other than certain government securities, depending on credit quality. Periodic evaluations of the relative credit standing of those issuers are considered in the Company’s investment strategy. The Company uses information provided by third parties to adjust the carrying value of certain of its investments and derivative instruments to fair value at the end of each period. Fair values are based on valuation models that use market quotes and, for certain investments, assumptions as to the creditworthiness of the entities issuing those underlying investments.

Revenue Recognition

The Company markets and licenses products and appliances primarily through value-added resellers, channel distributors, system integrators, independent software vendors and other equipment manufacturers. The Company’s product licenses are generally perpetual. The Company also separately sells, primarily directly to end-users, license updates and services, which may include product training, technical support and consulting services, as well as Web-based desktop access services.

The Company’s packaged products are typically purchased by medium and small-sized businesses with a minimal number of locations. In these cases, the product license is delivered with the packaged product. Electronic license arrangements are used with more complex multiserver environments typically found in larger business enterprises that deploy

Citrix Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2005

the Company’s products on a department or enterprise-wide basis, which could require differences in product features and functionality at various customer locations. Once the Company receives a product license agreement and purchase order, “software activation keys” that enable the feature configuration ordered by the end-user are delivered. Products may be delivered indirectly by a channel distributor or other equipment manufacturers, via download from the Company’s website or directly to the end-user by the Company.

Revenue is recognized when it is earned. The Company’s revenue recognition policies are in compliance with Statement of Position (“SOP”) 97-2 Software Revenue Recognition (as amended by SOP 98-4 and SOP 98-9) and related interpretations. In addition, the Company’s Web-based desktop access services revenue is recognized in accordance with Emerging Issues Task Force (“EITF”) No. 00-3, Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware. The Company recognizes revenue when all of the following criteria are met: persuasive evidence of the arrangement exists; delivery has occurred and the Company has no remaining obligations; the fee is fixed or determinable; and collectibility is probable. The Company defines these four criteria as follows:

•	Persuasive evidence of the arrangement exists. The Company recognizes revenue on packaged product and appliances upon shipment to distributors and resellers. For packaged product and appliance sales, it is the Company’s customary practice to require a purchase order from distributors and resellers who have previously negotiated a master packaged product distribution or resale agreement. For electronic and paper license arrangements, the Company typically requires a purchase order from the distributor, reseller or end-user (depending on the arrangement) and an executed product license agreement from the end-user. For technical support, product training and consulting services, the Company requires a purchase order and an executed agreement. For Web-based desktop access services, the Company requires the customer or the reseller to electronically accept the terms of an online services agreement or execute a contract and generally submit a purchase order.

•	Delivery has occurred and the Company has no remaining obligations. For product license and appliance sales, the Company’s standard delivery method is free-on-board shipping point. Consequently, it considers delivery of packaged product and appliances to have occurred when the products are shipped pursuant to an agreement and purchase order. The Company considers delivery of licenses under electronic licensing agreements to have occurred when the related products are shipped and the end-user has been electronically provided the software activation keys that allow the end-user to take immediate possession of the product. For product training and consulting services, the Company fulfills its obligation when the services are performed. For license updates, technical support and Web-based desktop access services, the Company assumes that its obligation is satisfied ratably over the respective terms of the agreements, which are typically 12 to 24 months.

•	The fee is fixed or determinable. In the normal course of business, the Company does not provide customers the right to a refund of any portion of their license fees or extended payment terms. The Company sells license updates and services, which includes technical support, product training and consulting services, and Web-based desktop access services separately and it determines vendor specific objective evidence (“VSOE”) of fair value by the price charged for each product when sold separately or applicable renewal rates.

•	Collectibility is probable. The Company determines collectibility on a customer-by-customer basis and generally does not require collateral. The Company typically sells product licenses and license updates to distributors or resellers for whom there are histories of successful collection. New customers are subject to a credit review process that evaluates their financial position and ultimately their ability to pay. Customers are also subject to an ongoing credit review process. If the Company determines from the outset of an arrangement that collectibility is not probable, revenue recognition is deferred until customer payment is received and the other parameters of revenue recognition described above have been achieved. Management’s judgment is required in assessing the probability of collection, which is generally based on evaluation of customer specific information, historical experience and economic market conditions.

Net revenues include the following categories: Product Licenses, License Updates and Services. Product Licenses primarily represent fees related to the licensing of the Company’s products and appliances. These revenues are reflected net of sales allowances and provisions for stock balancing return rights. Product License Updates consist of fees related to the Subscription Advantage program (the Company’s terminology for post contract support) that are recognized ratably over the

Citrix Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2005

term of the contract, which is typically 12-24 months. Subscription Advantage is a renewable program that provides subscribers with automatic delivery of software upgrades, enhancements and maintenance releases when and if they become available during the term of subscription. Services consist primarily of technical support services and Web-based desktop access services revenue recognized ratably over the contract term, revenue from product training and certification, and consulting services revenue related to implementation of the Company’s products, which is recognized as the services are provided.

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

In the normal course of business, the Company does not permit product returns, but it does provide most of its distributors and value added resellers with stock balancing and price protection rights. Stock balancing rights permit distributors to return products to the Company by the forty-fifth day of the fiscal quarter, subject to ordering an equal dollar amount of the Company’s other products prior to the last day of the same fiscal quarter. Price protection rights require that the Company grant retroactive price adjustments for inventories of products held by distributors or resellers if it lowers prices for such products. The Company establishes provisions for estimated returns for stock balancing and price protection rights, as well as other sales allowances, concurrently with the recognition of revenue. The provisions are established based upon consideration of a variety of factors, including, among other things, recent and historical return rates for both specific products and distributors, estimated distributor inventory levels by product, the impact of any new product releases and projected economic conditions. Actual product returns for stock balancing and price protection provisions incurred are, however, dependent upon future events, including the amount of stock balancing activity by distributors and the level of distributor inventories at the time of any price adjustments. The Company continually monitors the factors that influence the pricing of its products and distributor inventory levels and makes adjustments to these provisions when it believes actual returns and other allowances could differ from established reserves. The Company’s ability to recognize revenue upon shipment to distributors is predicated on its ability to reliably estimate future stock balancing returns. If actual experience or changes in market condition impairs the Company’s ability to estimate returns, it would be required to defer the recognition of revenue until the delivery of the product to the end-user. Allowances for estimated product returns amounted to approximately $1.3 million and $2.3 million at June 30, 2005 and December 31, 2004, respectively. The Company has not reduced and has no current plans to reduce its prices for inventory currently held by distributors or resellers. Accordingly, there were no reserves required for price protection at June 30, 2005 and December 31, 2004. The Company also records estimated reductions to revenue for customer programs and incentive offerings including volume-based incentives. If market conditions were to decline, the Company could take actions to increase its customer incentive offerings, which could result in an incremental reduction to revenue at the time the incentive is offered.

Accounting for Stock-Based Compensation

The Company’s stock-based compensation program is a broad based, long-term retention program that is intended to attract and reward talented employees and align stockholder and employee interest. At June 30, 2005, the Company had eight stock-based employee compensation plans, including two plans assumed from the Net6, Inc., “Net6” acquisition and two plans approved by the Company’s stockholders at the Company’s Annual Meeting of Stockholders on May 5, 2005, namely, the 2005 Equity Incentive Plan and 2005 Employee Stock Purchase Plan (collectively, the “2005 Plans”). The Company’s Board of Directors has provided that no new awards will be granted under the Company’s Amended and Restated 1995 Stock Option Plan, the Second Amended and Restated 2000 Director and Officer Stock Option and Incentive Plan, the Amended and Restated 1995 Non-Employee Director Stock Option Plan and the Third Amended and Restated 1995 Employee Stock Purchase Plan, although awards granted under these plans and still outstanding will continue to be subject to all terms and conditions of such plans, as applicable. The number and frequency of stock option grants made under these stock-based compensation plans are based on competitive practices, operating results of the Company, the number of options available for grant under the Company’s stockholder approved plans, and other factors. All employees are eligible to participate in the Company’s stock-based program.

Citrix Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2005

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

No stock-based employee compensation cost is reflected in net income, except for amounts related to the 51,546 shares issuable under options assumed as part of the acquisition of Net6, which were accounted for in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB Opinion No. 25). Substantially all options granted under the Company’s eight stock-based compensation plans, including two plans assumed from Net 6 have an exercise price equal to or above market value of the underlying common stock on the date of grant. Had compensation cost for the grants issued at an exercise price equal to or above market value under the Company’s stock-based compensation plans had been determined based on the fair value at the grant dates for grants under those plans consistent with the fair value method of SFAS No. 123, the Company’s cash flows would have remained unchanged; however, net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income:
As reported	$27,886	$31,475	$66,446	$40,800
Add: Total stock-based employee compensation included in net income as reported, net of related tax effects	57	—	139	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(6,343)	(11,743)	(16,357)	(27,002)

Pro forma	$21,600	$19,732	$50,228	$13,798

Basic earnings per share:
As reported	$0.16	$0.18	$0.39	$0.24

Pro forma	$0.13	$0.12	$0.30	$0.08

Diluted earnings per share:
As reported	$0.16	$0.18	$0.38	$0.23

Pro forma	$0.12	$0.11	$0.29	$0.08

Citrix Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2005

For purposes of the pro forma calculations, the fair value of each option is estimated on the date of the grant using the Black-Scholes option-pricing model, assuming no expected dividends and the following assumptions:

	Stock options granted during the
	Three Months ended June 30,		Six Months ended June 30,
	2005	2004	2005	2004
Expected volatility factor	0.35	0.49	0.35	0.42 – 0.49
Approximate risk free interest rate	3.7%	3.5%	3.7%-3.8%	3.0% - 3.5%
Expected lives (in years)	3.32	4.76	3.32	4.75 – 4.76

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

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Numerator:
Net income	$27,886	$31,475	$66,446	$40,800

Denominator:
Denominator for basic earnings per share — weighted-average shares outstanding	169,698	170,327	169,930	168,392
Effect of dilutive employee stock options	5,448	5,946	5,611	6,036

Denominator for diluted earnings per share — weighted-average shares outstanding	175,146	176,273	175,541	174,428

Basic earnings per share	$0.16	$0.18	$0.39	$0.24

Diluted earnings per share	$0.16	$0.18	$0.38	$0.23

Anti-dilutive weighted-average shares	29,550	32,689	28,802	31,564

Citrix Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2005

4. Acquisitions

On June 1, 2005, the Company entered into an Agreement and Plan of Merger to acquire NetScaler, Inc. in a cash and stock merger. See Note 12 for additional information.

On December 8, 2004, the Company acquired all of the issued and outstanding capital stock of Net6, a leader in secure access gateways. The acquisition extends the Company’s ability to provide easy and secure access to virtually any resource, in both data and voice format, on-demand. Results of operations of Net6 are included as part of the Company’s Americas geographic segment and revenue from these appliances is included in Product Licenses revenue in the accompanying condensed consolidated statements of income. The consideration for this transaction was approximately $49.2 million and was paid in cash. In addition to the purchase price, direct transaction costs associated with the acquisition were approximately $1.7 million. The sources of funds for consideration paid in this transaction consisted of available cash and investments.

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

5. Goodwill and Other Intangible Assets

Goodwill. There were no material changes in the carrying amount of goodwill for the six months ended June 30, 2005. The Company recorded $166.1 million of goodwill related to the Expertcity acquisition which was assigned to the Citrix Online reportable segment. In addition, the Company recorded $33.5 million of goodwill related to the Net6 acquisition, which was assigned to the Americas reportable segment. The goodwill recorded in relation to the Expertcity and Net6 acquisitions was not deductible for tax purposes. See Note 4 for additional information regarding the Company’s acquisitions and Note 7 for segment information.

Intangible Assets. Intangible assets are recorded at cost, less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally one to seven years. Intangible assets consist of the following (in thousands):

	June 30, 2005		December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Core and product technologies	$125,747	$74,499	$125,248	$67,488
Other	44,533	18,411	43,432	14,020

	$170,280	$92,910	$168,680	$81,508

Citrix Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2005

Amortization of core and product technology was $3.7 million and $7.0 million for the three and six months ended June 30, 2005, respectively, and was $3.6 million and $6.6 million for the three and six months ended June 30, 2004, respectively, and is classified as a component of cost of revenues on the accompanying condensed consolidated statements of income. Amortization of other intangible assets was $2.2 million and $4.4 million for the three and six months ended June 30, 2005, respectively, and was $1.9 million and $2.6 million for the three and six months ended June 30, 2004, respectively, and is classified as a component of operating expenses on the accompanying condensed consolidated statements of income. Estimated future amortization expense is as follows (in thousands):

Year ending December 31,
2005	$23,311
2006	19,621
2007	14,565
2008	12,099
2009	8,513

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

7. Segment Information

The Company operates in a single market consisting of the design, development, marketing, sales and support of access infrastructure products and services for enterprise applications and Web-based desktop access. The Company’s revenues are derived from sales of Access Suite products and related services in the Americas, Europe, the Middle East and Africa (“EMEA”) and Asia-Pacific regions and from Web-based desktop access services sold by its Citrix Online division. These three geographic regions and the Citrix Online division constitute the Company’s four reportable segments.

The Company does not engage in intercompany revenue transfers between segments. The Company’s management evaluates performance based primarily on revenues in the geographic locations in which the Company operates and separately evaluates revenues from the Citrix Online division. Segment profit for each segment includes certain sales, marketing, research and development, general and administrative expenses directly attributable to the segment and excludes certain expenses that are managed outside the reportable segments. Costs excluded from segment profit primarily consist of research and development costs associated with the Access Suite products, amortization of core and product technology and other intangible assets, interest, corporate expenses and income taxes, as well as charges for in-process research and development. Corporate expenses are comprised primarily of corporate marketing costs, operations and certain general and administrative expenses, which are separately managed. Accounting policies of the segments are the same as the Company’s consolidated accounting policies.

Citrix Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2005

Net revenues and segment profit (loss), classified by the Company’s four reportable segments are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net revenues:
Americas (1)	$92,475	$84,249	$178,640	$159,139
EMEA (2)	76,164	66,867	153,596	136,378
Asia-Pacific	18,746	16,731	36,674	30,844
Citrix Online division	23,844	10,455	44,209	13,251

Consolidated	$211,229	$178,302	$413,119	$339,612

Segment profit (loss):
Americas (1)	$50,553	$52,659	$98,493	$94,702
EMEA (2)	44,118	38,656	90,552	80,683
Asia-Pacific	5,308	5,017	9,329	9,134
Citrix Online division	5,322	(2,046)	8,830	(4,654)
Unallocated expenses (3):
Amortization of intangible assets	(5,907)	(5,471)	(11,402)	(9,231)
Research and development	(23,726)	(20,542)	(46,329)	(38,997)
In-process research and development	—	—	—	(18,700)
Net interest and other income (expense)	4,983	2,749	10,071	(2,144)
Other corporate expenses	(26,605)	(31,181)	(56,768)	(59,148)

Consolidated income before income taxes	$54,046	$39,841	$102,776	$51,645

(1)	The Americas segment is comprised of the United States, Canada and Latin America.
(2)	Defined as Europe, the Middle East and Africa.
(3)	Represents expenses presented to management on a consolidated basis only and not allocated to the operating segments.

8. Derivative Financial Instruments

As of June 30, 2005 and December 31, 2004, the Company had $6.8 million and $12.6 million of derivative assets, respectively, and $7.8 million and $7.9 million of derivative liabilities, respectively, representing the fair values of the Company’s outstanding derivative instruments, which are recorded in other current assets, other assets, accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets. The change in the derivative component in accumulated other comprehensive income (loss) includes unrealized gains or losses that arose from changes in market value of derivatives that were held during the period, and gains or losses that were previously unrealized, but have been recognized in current period net income due to termination or maturities of derivative contracts. This reclassification has no effect on total comprehensive income (loss) or stockholders’ equity. The following table presents these components of accumulated other comprehensive income (loss), net of tax for the Company’s derivative instruments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Unrealized losses on derivative instruments	$(4,251)	$(2,171)	$(7,696)	$(1,548)
Reclassification of realized gains	(1,339)	(2,038)	(2,701)	(5,042)

Net change in accumulated other comprehensive income due to derivative instruments	$(5,590)	$(4,209)	$(10,397)	$(6,590)

Cash Flow Hedges. As of June 30, 2005 and December 31, 2004, the Company had in place foreign currency forward sale contracts with a notional amount of $83.7 million and $39.0 million, respectively, and foreign currency forward purchase contracts with a notional amount of $153.2 million and $165.0 million, respectively. The fair value of these contracts at June 30, 2005 and December 31, 2004 were assets of $4.0 million and $11.5 million, respectively and liabilities of $7.8 million and $3.5 million, respectively. A substantial portion of the Company’s anticipated overseas expenses will be transacted in

Citrix Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2005

local currencies. To protect against fluctuations in operating expenses and the volatility of future cash flows caused by changes in currency exchange rates, the Company has established a program that uses forward foreign exchange contracts to reduce a portion of its exposure to these potential changes. The terms of these instruments, and the hedged transactions to which they relate, generally do not exceed 12 months. Currencies hedged are Euros, British pounds sterling, Swiss francs, Australian dollars, Japanese yen, Canadian dollars and Hong Kong dollars. There was no material ineffectiveness of the Company’s foreign currency forward contracts for the three and six months ended June 30, 2005 or 2004.

Fair Value Hedges. The Company uses interest rate swap instruments to hedge against the changes in fair value of certain of its available-for-sale securities due to changes in interest rates. At June 30, 2005, the instruments had an aggregate notional amount of $182.4 million related to specific available-for-sale securities and expire on various dates through September 2008. Each of the instruments swap the fixed rate interest on the underlying investments for a variable rate based on the London Interbank Offered Rate, or LIBOR, plus a specified margin. Changes in the fair value of the interest rate swap instruments are recorded in earnings along with related designated changes in the value of the underlying investments. The fair value of the instruments at June 30, 2005 and December 31, 2004 were assets of $2.8 million and $1.1 million, respectively, and at December 31, 2004 liabilities of approximately $4.4 million. There was no material ineffectiveness of the Company’s interest rate swaps for the three and six months ended June 30, 2005 or 2004.

Derivatives Not Designated as Hedges. The Company utilizes certain derivative instruments that either do not qualify or are not designated for hedge accounting treatment under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations. Accordingly, changes in the fair value of these contracts, if any, are recorded in other (expense) income, net.

The Company is a party to three credit default contracts that have an aggregate notional amount of $75.0 million that expire on various dates through March 2008. Under the terms of these contracts, the Company assumes the default risk, above a certain threshold, of a portfolio of specified referenced issuers in exchange for a fixed yield that is recorded in interest income. In the event of default by underlying referenced issuers above specified amounts, the Company will pay the counterparty an amount equivalent to its loss, not to exceed the notional value of the contract. The primary risk associated with these contracts is the default risk of the underlying issuers. The risk levels of these instruments are equivalent to “AAA,”, or better, single securities. The purpose of the credit default contracts is to provide additional yield on certain of the Company’s underlying available-for-sale investments. At June 30, 2005, the Company had restricted approximately $82.0 million of investment securities as collateral for these credit default contracts and the interest rate swap agreements discussed above, which is included in restricted cash equivalents and investments in the accompanying condensed consolidated balance sheets. The Company maintains the ability to manage the composition of the restricted investments within certain limits and to withdraw and use excess investment earnings from the restricted collateral for operating purposes. The fixed yield earned on these credit default contracts was not material for the three months ended June 30, 2005 and 2004, and is included in interest income in the accompanying condensed consolidated statements of income. To date there have been no credit events for the underlying referenced entities resulting in losses to the Company. As of June 30, 2005, the fair value of these credit default contracts was not material.

9. Comprehensive Income

The components of comprehensive income, net of tax, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income	$27,886	$31,475	$66,446	$40,800
Other comprehensive income:
Change in unrealized gain (loss) on available-for-sale securities	(104)	(514)	9	(596)
Net change due to derivative instruments	(5,590)	(4,209)	(10,397)	(6,590)

Comprehensive income	$22,192	$26,752	$56,058	$33,614

Citrix Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2005

The components of accumulated other comprehensive (loss) income, net of tax, are as follows (in thousands):

	June 30, 2005	December 31, 2004
Unrealized gain on available-for-sale securities	$479	$470
Unrealized (loss)gain on derivative instruments	(3,378)	7,019

Accumulated other comprehensive (loss) income	$(2,899)	$7,489

10. Income Taxes

On October 22, 2004, the American Jobs Creation Act (“the AJCA”) was signed into law. The AJCA provides for an 85% dividends received deduction on dividend distributions of foreign earnings to a U.S. taxpayer, if certain conditions are met. During the second quarter of fiscal 2005, the Company completed its evaluation of the effects of the repatriation provision of the AJCA. On July 29, 2005, the Company’s Board of Directors approved its Domestic Reinvestment Plan (“DRP”) under the AJCA. The implementation of the DRP will result in the repatriation of approximately $503 million of certain foreign earnings, of which $500 million qualifies for the 85% dividends received deduction. Accordingly, the Company has recorded an estimated tax provision of approximately $24.9 million for the planned repatriation of certain foreign earnings. Additionally, the Company recorded the reversal of approximately $8.8 million for income taxes on certain foreign earnings for which a deferred tax liability had been previously recorded. As a result, a net income tax expense of approximately $16.1 million was recognized in the second quarter of fiscal 2005. Other than the one-time repatriation provision under the DRP, the Company does not expect to remit earnings from its foreign subsidiaries.

The Company maintains certain operational and administrative processes in overseas subsidiaries and its foreign earnings are taxed at lower foreign tax rates. The Company’s effective tax rate was approximately 48% and 21% for the three months ended June 30, 2005 and the three months ended June 30, 2004, respectively. The increase in the Company’s effective tax rate is due primarily to additional tax expense recorded in accordance with the Company’s plans to repatriate foreign earnings under the AJCA.

11. Stock Repurchase Programs

The Company’s Board of Directors authorized an ongoing stock repurchase program with a total repurchase authority granted to the Company of $1 billion, of which $200 million was authorized in February 2005. The objective of the Company’s stock repurchase program is to improve stockholders’ returns. At June 30, 2005, approximately $200.4 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock.

The Company is authorized to make open market purchases of its common stock using general corporate funds. Additionally, the Company enters into structured stock repurchase arrangements with large financial institutions using general corporate funds as part of its stock repurchase program in order to lower the average cost to acquire shares. These programs include terms that require the Company to make up front payments to the counter-party financial institution and result in the receipt of stock during and/or at the end of the agreement or depending on market conditions, the receipt of either stock or cash at the maturity of the agreement.

The Company expended approximately $1.6 million and $43.2 million, net of premiums received in the three months ended June 30, 2005 and 2004, respectively and $41.6 million and $43.2 million, net of premiums received, during the six months ended June 30, 2005 and 2004, respectively, under all of its stock repurchase transactions. During the three months ended June 30, 2005 the Company took delivery of a total of 527,758 shares of outstanding common stock with an average price of $20.12 and during the six months ended June 30, 2005, the Company took delivery of a total of 3,082,110 shares of outstanding common stock with an average per share price of $22.29. During the three months ended June 30, 2004, the Company took delivery of a total of 349,844 shares of outstanding common stock with an average per share price of $19.84 and during six months ended June 30, 2004, the Company took delivery of a total of 1,059,813 shares of outstanding common stock with an average per share price of $20.59. Some of these shares were received pursuant to prepaid programs. Since the inception of the stock repurchase program, the average cost of shares acquired was $16.93 per share compared to an average close price during open trading windows of $20.00 per share. In addition, a significant portion of the funds used to repurchase stock was funded by proceeds from employee stock option exercises and the related tax benefits. As of June 30, 2005, the Company has remaining prepaid notional amounts of approximately $26.0 million under structured stock

Citrix Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2005

repurchase agreements. Due to the fact that the total shares to be received for the open repurchase agreements at June 30, 2005 is not determinable until the contracts mature, the above price per share amounts exclude the remaining shares to be received subject to the agreements.

12. Commitments and Contingencies

Synthetic Lease

During 2002, the Company became a party to a synthetic lease arrangement totaling approximately $61.0 million for its corporate headquarters office space in Fort Lauderdale, Florida. The synthetic lease represents a form of off-balance sheet financing under which an unrelated third party lessor funded 100% of the costs of acquiring the property and leases the asset to the Company. The synthetic lease qualifies as an operating lease for accounting purposes and as a financing lease for tax purposes. The Company does not include the property or the related lease debt as an asset or a liability on its condensed consolidated balance sheets. Consequently, payments made pursuant to the lease are recorded as operating expenses in the Company’s condensed consolidated statements of income. The Company entered into the synthetic lease in order to lease its headquarters properties under more favorable terms than under its previous lease arrangements.

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

The synthetic lease includes certain financial covenants including a requirement for the Company to maintain a pledged balance of approximately $62.8 million in cash and/or investment securities as collateral. This amount is included in restricted cash equivalents and investments in the accompanying condensed consolidated balance sheets. The Company maintains the ability to manage the composition of the restricted investments within certain limits and to withdraw and use excess investment earnings from the restricted collateral for operating purposes. Additionally, the Company must maintain a minimum cash and investment balance of $100.0 million, excluding the Company’s collateralized investments and equity investments, as of the end of each fiscal quarter. As of June 30, 2005, the Company had approximately $438.6 million in cash and investments in excess of those required levels. The synthetic lease includes non-financial covenants including the maintenance of the properties and adequate insurance, prompt delivery of financial statements to the lender of the lessee and prompt payment of taxes associated with the properties. As of June 30, 2005, the Company was in compliance with all material provisions of the arrangement.

Office Leases

During 2002 and 2001, the Company took actions to consolidate certain of its offices, including the exit of certain leased office space and the abandonment of certain leasehold improvements. Lease obligations related to these existing operating leases continue to 2025 with a total remaining obligation at June 30, 2005 of approximately $20.8 million, of which $2.4 million was accrued for as of June 30, 2005, and is reflected in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets. In calculating this accrual, the Company made estimates, based on market information, including the estimated vacancy periods and sublease rates and opportunities. The Company periodically re-evaluates its estimates and if actual circumstances prove to be materially worse than management has estimated, the total charges for these vacant facilities could be significantly higher.

Acquisition

On June 1, 2005, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) to acquire NetScaler, Inc., (“NetScaler”), a privately held Delaware corporation headquartered in San Jose, California. NetScaler is a

Citrix Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2005

leader in high performance application networking. Pursuant to the Merger Agreement, the Company will acquire all of the issued and outstanding voting securities of NetScaler. The total consideration for this transaction is approximately $300.0 million of which approximately 45% is payable in cash and approximately 55% is payable in shares of the Company’s common stock. In accordance with the terms of the Merger Agreement, the Company will issue to the shareholders of Netscaler approximately 6.55 million shares of its common stock, subject to adjustment, on the date of the consummation of the aforementioned transaction. In addition, the Company will also assume approximately $23.0 million in unvested stock options upon the closing of the transaction. The transaction has been unanimously approved by the Company’s Board of Directors and NetScaler’s board of directors. The Company anticipates completing the transaction in the third quarter of 2005. The consummation of this transaction is subject to customary closing conditions, including approval by the stockholders of NetScaler and other customary conditions. The transaction has received clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.

Legal Matters

The Company is a defendant in various matters of litigation generally arising out of the normal course of business. Although it is difficult to predict the ultimate outcome of these cases, management believes, based on discussions with counsel, that any ultimate outcome would not materially affect the Company’s financial position, results of operations or cash flows.

13. Recent Accounting Pronouncements

In December 2004, the FASB issued FASB Staff Position No. FAS 109-2 (“FAS 109-2”), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. Starting in the first quarter of fiscal 2005, the Company has adopted the accounting and disclosure requirements as outlined in FAS 109-2. See Note 10 for further information regarding the Company’s repatriation of its foreign earnings pursuant to the AJCA.

14. Subsequent Events

During August 2005, the Company and Citrix Systems International GMBH, a wholly-owned subsidiary of the Company (the “Subsidiary Borrower”), entered into a senior revolving credit agreement with a group of financial institutions (the “Lenders”) led by JPMorgan Chase Bank, N.A. (“JPMorgan”), as administrative agent, and J.P. Morgan Securities Inc. (“JPMSI”), as lead arranger and bookrunner (the “Credit Agreement”). The Credit Agreement provides initially for a five year revolving line of credit in the aggregate amount of $100,000,000, subject to continued covenant compliance. A portion of the revolving line of credit (i) in the aggregate amount of $25,000,000 may be available for issuances of letters of credit and (ii) in the aggregate amount of $15,000,000 may be available for swing line loans. All borrowings under the senior revolving credit facility are generally secured by pledges of shares of certain of the Company’s foreign subsidiaries and are guaranteed by certain of the Company’s United States subsidiaries and the borrowings of the Subsidiary Borrower are also guaranteed by certain of the Company’s foreign subsidiaries. As of the date of this quarterly report, there were no funds borrowed or outstanding under the revolving loans. The Company intends to use the proceeds from the Credit Agreement to fund a portion of the cash portion of the purchase price of the acquisition of all of the issued and outstanding shares of NetScaler. See Note 12 for additional information.

During August 2005, the Subsidiary Borrower entered into a term loan facility (the “Term Loan Agreement”) with a group of financial institutions led by JPMorgan, as administrative agent, and JPMSI, as lead arranger and bookrunner. The Term Loan Agreement provides for an eighteen-month single-draw term loan facility in the aggregate amount of $100,000,000. Borrowings under the term loan facility are guaranteed by the Company and certain of its United States and foreign subsidiaries, which guarantees are secured by pledges of shares of certain foreign subsidiaries. As of the date of the filing of this quarterly report, approximately $100.0 million is outstanding under the Term Loan Agreement. The Company intends to use the proceeds from the Term Loan Agreement to partially fund the repatriation of certain of its foreign earnings in connection with the AJCA. See Note 10 for additional information.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We design, develop and market access infrastructure software, services and appliances. We market and license our products through multiple channels such as value-added resellers, channel distributors, system integrators, independent software vendors, our websites and other equipment manufacturers. We also promote our products through relationships with a wide variety of industry participants, including Microsoft Corporation or Microsoft.

Acquisitions

NetScaler

On June 1, 2005, we entered into an Agreement and Plan of Merger to acquire NetScaler, Inc. in a cash and stock merger. See Note 12 of our condensed consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Commitments” for additional information.

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

We sell our Access Suite products bundled with an initial subscription for license updates that provide the end-user with free enhancements and upgrades to the licensed product on a when and if available basis. Customers may also elect to purchase technical support, product training or consulting services. We allocate revenue to license updates and any other undelivered elements of the arrangement based on vendor specific objective evidence, or VSOE, of fair value of each element and such amounts are deferred until the applicable delivery criteria and other revenue recognition criteria have been met. The balance of the revenue, net of any discounts inherent in the arrangement, is allocated to the delivered product using the residual method and recognized at the outset of the arrangement as the licenses are delivered. If we cannot objectively determine the fair value of each undelivered element based on VSOE, we defer revenue recognition until all elements are delivered, all services have been performed, or until fair value can be objectively determined. We must apply judgment in determining all elements of the arrangement and in determining the VSOE of fair value for each element, considering the price charged for each product or applicable renewal rates for license updates.

In the normal course of business, we do not permit product returns, but we do provide most of our distributors and value added resellers with stock balancing and price protection rights. In accordance with the provisions of our warranties, we also provide end-users of our appliances the right to replacement appliances, as applicable. Stock balancing rights permit distributors to return products to us up to the forty-fifth day of the fiscal quarter, subject to ordering an equal dollar amount of our other products prior to the last day of the same fiscal quarter. Price protection rights require that we grant retroactive price adjustments for inventories of our products held by distributors or resellers if we lower our prices for such products. We establish provisions for estimated returns for stock balancing and price protection rights, as well as other sales allowances, concurrently with the recognition of revenue. The provisions are established based upon consideration of a variety of factors, including, among other things, recent and historical return rates for both specific products and distributors, estimated distributor inventory levels by product, the impact of any new product releases and projected economic conditions. Actual product returns for stock balancing and price protection provisions incurred are, however, dependent upon future events, including the amount of stock balancing activity by our distributors and the level of distributor inventories at the time of any price adjustments. We continually monitor the factors that influence the pricing of our products and distributor inventory levels and make adjustments to these provisions when we believe actual returns and other allowances could differ from established reserves. Our ability to recognize revenue upon shipment to our distributors is predicated on our ability to reliably estimate future stock balancing returns. If actual experience or changes in market condition impairs our ability to estimate returns, we would be required to defer the recognition of revenue until the delivery of the product to the end-user. Allowances for estimated product returns amounted to approximately $1.3 million at June 30, 2005 and $2.3 million at December 31, 2004. The decrease in allowances for estimated product returns is a reflection of the decrease in stock rotation experience primarily due to a reduction in packaged product inventory held by our distributors resulting from an increase in enterprise customer license arrangements, which are typically delivered electronically. We have not reduced and have no current plans to reduce our prices for inventory currently held by distributors or resellers. Accordingly, there were no reserves required for price protection at June 30, 2005 and December 31, 2004. We also record reductions to revenue for customer programs and incentive offerings including volume-based incentives, at the time the sale is recorded. If market conditions were to decline, we could take actions to increase our customer incentive offerings, which could result in an incremental reduction to our revenue at the time the incentive is offered.

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

As of June 30, 2005, we had eight stock-based compensation plans, including two plans assumed in our acquisition of Net6. and two plans approved by our stockholders at our Annual Meeting of Stockholders on May 5, 2005, namely, our 2005 Equity Incentive Plan and 2005 Employee Stock Purchase Plan. Our Board of Directors has provided that no new awards will be granted under our Amended and Restated 1995 Stock Option Plan, the Second Amended and Restated 2000 Director and Officer Stock Option and Incentive Plan, the Amended and Restated 1995 Non-Employee Director Stock Option Plan and the Third Amended and Restated 1995 Employee Stock Purchase Plan, although awards granted under these plans and still outstanding will continue to be subject to all terms and conditions of such plans, as applicable. We typically grant stock options for a fixed number of shares to employees and non-employee directors with an exercise price equal to or above the fair value of the shares at the date of grant. As discussed above and in note 2 to our condensed consolidated financial statements, we apply the intrinsic value method under APB Opinion No. 25 and related interpretations in accounting for our plans except for 51,546 shares issuable under options assumed as part of the Net6 acquisition, which were accounted for with Financial Accounting Standards Board, or FASB, Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB Opinion No. 25). No stock-based compensation cost has been reflected in net income except for the amounts related to the 51,546 options assumed as part of the Net6 acquisition, which had an exercise price below market value on the date of grant. The impact of our fixed stock plans and our stock purchase plan on our condensed consolidated financial statements from the use of options is reflected in the calculation of earnings per share in the form of dilution.

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

The following table (in thousands, except option price) provides information as of June 30, 2005 about the securities authorized for issuance to our employees and non-employee directors under our fixed stock compensation plans, consisting of our Amended and Restated 1995 Stock Plan, the Second Amended and Restated 1995 Employee Stock Purchase Plan, the 1995 Non-Employee Director Option Plan and the Second Amended and Restated 2000 Director and Officer Stock Option and Incentive Plan, the Amended and Restated 2000 Stock Incentive Plan of Net6 Inc. and the Amended and Restated 2003 Stock Incentive Plan of Net6, Inc., the 2005 Equity Incentive Plan and the 2005 Employee Stock Purchase Plan:

Plan	(A) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(B) Weighted-average exercise price of outstanding options, warrants and rights	(C) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	35,429	$25.48	9,987
Equity compensation plans not approved by security holders*	22	2.81	—

Total	35,451	$25.47	9,987

*	Consists of the Amended and Restated 2000 Stock Incentive Plan of Net6 Inc. and the Amended and Restated 2003 Stock Incentive Plan of Net6 Inc., each of which we assumed in our acquisition of Net6.

The following table provides information about stock options granted for the six months ended June 30, 2005 and for the year ended December 31, 2004 for employees, non-employee directors and for certain executive officers. The stock option data for listed officers relates to our Named Executive Officers. The “Named Executive Officers” for the six months ended June 30, 2005 and for the year ended December 31, 2004 consist of our chief executive officer and our four other most highly compensated executive officers who earned a total salary and bonus in excess of $100,000 in 2004, as reported in our Proxy Statement dated April 1, 2005 and who are current employees:

	Six Months Ended June 30, 2005	Year Ended December 31, 2004
Net grants to all employees, non-employee directors and executive officers as a percent of outstanding shares (1) (2)	0.52%	1.73%

Grants to Named Executive Officers as a percent of outstanding shares (2)	0.12%	0.17%

Grants to Named Executive Officers as a percent of total options granted	9.66%	4.83%

Cumulative options held by Named Executive Officers as a percent of total options outstanding (3)	10.58%	9.66%

(1)	Net grants represent total options granted during the period net of options forfeited during the period.
(2)	Calculation is based on outstanding shares of common stock as of the beginning of the respective period.
(3)	Calculation is based on total options outstanding as of the end of the respective period.

The following table presents our option activity from December 31, 2003 through June 30, 2005 (in thousands, except weighted-average exercise price). Some amounts may not add due to rounding.

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2003	37,025	38,222	$24.56
Granted at market value	(5,638)	5,638	20.97
Granted below market value	(52)	52	3.86
Exercised	—	(4,492)	13.06
Forfeited/cancelled	2,491	(2,491)	25.14
Additional shares reserved	9,046	N/A	N/A

Balance at December 31, 2004	42,872	36,928	25.20

Granted at market value	(2,122)	2,122	22.86
Exercised	—	(2,369)	13.86
Forfeited/cancelled	1,230	(1,230)	35.15
New plans (1)	10,100	N/A	N/A
Plan retirement (2)	(51,465)	N/A	N/A
Additional shares reserved	9,371	N/A	N/A

Balance at June 30, 2005	9,987	35,451	25.47

(1)	Represents shares available for grant due under our 2005 Equity Incentive Plan and the 2005 Employee Stock Purchase Plan.
(2)	Represents shares no longer available for grant due the resolution of our Board of Directors that upon stockholder approval of the 2005 Equity Incentive Plan and the 2005 Employee Stock Purchase Plan, no new awards will be granted under our Amended and Restated 1995 Stock Option Plan, the Second Amended and Restated 2000 Director and Officer Stock Option and Incentive Plan, the Amended and Restated 1995 Non-Employee Director Stock Option Plan and the Third Amended and Restated 1995 Employee Stock Purchase Plan.

A summary of our in-the-money and out-of-the-money option information as of June 30, 2005 is as follows (in thousands, except weighted average exercise price):

	Exercisable		Unexercisable		Total
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
In-the-money	10,255	$14.73	5,850	$14.73	16,105	$14.73
Out-of-the-money (1)	15,345	37.22	4,001	23.60	19,346	34.41

Total options outstanding	25,600	28.21	9,851	18.33	35,451	25.47

(1)	Out-of-the-money options are those options with an exercise price equal to or above the closing price of $21.66 per share for our common stock at June 30, 2005.

The following table provides information with regard to our stock option grants during the six months ended June 30, 2004 to the Named Executive Officers:

	Individual Grants (1)
	Number of Securities Underlying Options Grant (#)	Exercise Price ($/share)	Expiration Date
Mark Templeton	100,000	$22.50	April 28, 2010
John Burris	37,500	$22.50	April 28, 2010
David Henshall	30,000	$22.50	April 28, 2010
David Friedman	20,000	$22.50	April 28, 2010
Stefan Sjostrom	17,500	$22.50	April 28, 2010

(1)	These options vest over 3 years at a rate of 33.3% of the shares underlying the option one year from the date of the grant and at a rate of 2.78% monthly thereafter.

The following table presents certain information regarding option exercises and outstanding options held by our current Named Executive Officers as of and for the quarter ended June 30, 2005:

	Shares Acquired on Exercise (#)	Value Realized ($)(1)	Number of Securities Underlying Unexercised (#) Options at June 30, 2005		Values of Unexercised In-the-Money Options at June 30, 2005 ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable(2)
Mark Templeton	—	—	2,066,982	235,518	$6,153,056	$805,194
John Burris	—	—	469,773	147,853	$668,739	$514,787
David Friedman	—	—	93,699	116,301	$1,205,564	$1,019,561
Stefan Sjostrom	18,959	$216,995	246,856	82,737	$133,876	$416,796
David Henshall	—	—	115,140	174,860	$790,838	$741,087

(1)	Amounts disclosed in this column were calculated based on the difference between the fair market value of our common stock on the date of exercise and the exercise price of the options in accordance with regulations promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and do not reflect amounts actually received by the named officers.
(2)	Value is based on the difference between the option exercise price and the fair market value at June 30, 2005 ($21.66 per share), multiplied by the number of shares underlying the option.

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

					Three Months Ended June 30, 2005 vs. June 30, 2004	Six Months Ended June 30, 2005 vs. June 30, 2004
	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Revenues:
Product licenses	$91,980	$87,716	$182,042	$175,142	4.9%	3.9%
License updates	80,455	66,981	157,630	125,878	20.1	25.2
Services	38,794	23,605	73,447	38,592	64.3	90.3

Total net revenues	211,229	178,302	413,119	339,612	18.5	21.6

Cost of revenues:
Cost of product license revenues	2,277	756	3,645	2,169	201.2	68.0
Cost of services revenues	5,395	4,169	9,910	6,992	29.4	41.7
Amortization of core and product technology	3,693	3,598	7,011	6,632	2.6	5.7

Total cost of revenues	11,365	8,523	20,566	15,793	33.3	30.2

Gross margin	199,864	169,779	392,553	323,819	17.7	21.2

Operating expenses:
Research and development	26,402	22,173	51,467	41,211	19.1	24.9
Sales, marketing and support	92,035	80,804	186,429	154,932	13.9	20.3
General and administrative	30,150	27,837	57,561	52,588	8.3	9.5
Amortization of other intangible assets	2,214	1,873	4,391	2,599	18.2	68.9
In-process research and development	—	—	—	18,700	*	*

Total operating expenses	150,801	132,687	299,848	270,030	13.7	11.0

Income from operations	49,063	37,092	92,705	53,789	32.3	72.3
Interest income	5,369	2,567	10,001	8,252	109.2	21.2
Interest expense	(16)	(8)	(24)	(4,352)	100.0	(99.4)
Write-off of deferred debt issuance costs	—	—	—	(7,219)	*	*
Other income, net	(370)	190	94	1,175	(294.7)	(92.0)

Income before income taxes	54,046	39,841	102,776	51,645	35.7	99.0
Income taxes	26,160	8,366	36,330	10,845	212.7	235.0

Net income	$27,886	$31,475	$66,446	$40,800	(11.4)%	62.9%

*	Not meaningful.

        Net Revenues. Net revenues include the following categories: Product Licenses, License Updates, and Services. Product Licenses primarily represent fees related to the licensing of our Access Suite products and our Access Gateway products. These amounts are reflected net of sales allowances and provisions for stock balancing return rights. Our Presentation Server product accounted for approximately 86.8% of our Product License revenue for the three months ended June 30, 2005 and 89.4% for the six months ended June 30, 2005 and 95.3% of our Product License revenue for the three months ended June 30, 2004 and 95.8% for the six months ended June 30, 2004. The decrease in Presentation Server product revenue as a percent of our Product License revenue for the three and six months ended June 30, 2005 compared to the three and six months ended June 30, 2004 is due to an increase in sales of our Access Suite. License Updates consist of fees related to our Subscription Advantage program that are recognized ratably over the term of the contract, which is typically 12 to 24 months. Subscription Advantage (our terminology for post contract support) is an annual renewable program that provides subscribers with automatic delivery of software upgrades, enhancements and maintenance releases when and if they become available during the term of the subscription. Services consist primarily of technical support services and Web-based desktop access services revenue recognized ratably over the contract term, revenue from product training and certification, and consulting services revenue related to implementation of our software products, which are recognized as the services are provided.

Net revenues increased $32.9 million for the three months ended June 30, 2005 compared to the three months ended June 30, 2004 and increased $73.5 million for the six months ended June 30, 2005 compared to the six months ended June 30, 2004. Product License revenue increased $4.3 million for the three months ended June 30, 2005 compared to the three months ended June 30, 2004 and increased $6.9 million for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 due to increased sales of our Access Suite and our Access Gateway products. License Updates revenue increased $13.5 million for the three months ended June 30, 2005 compared to the three months ended June 30, 2004 and increased $31.8 million for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 due primarily to continued renewals of our Subscription Advantage program. Services revenue increased $15.2 million for the three months ended June 30, 2005 compared to the three months ended June 30, 2004 primarily due to continued revenue growth in our Citrix Online division. Services revenue increased $34.9 million for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 primarily due to the impact of our Expertcity acquisition in February 2004. We offer incentive programs to our channel distributors and value-added resellers to stimulate demand for our products. Revenues associated with these programs are partially offset by these incentives to our channel distributors and value-added resellers. We currently expect Product License revenue and Services revenue, which includes revenues from our Citrix Online division, to increase for the remainder of 2005 as compared to last year. In addition, we expect Subscription Advantage to be of importance to our business in 2005 because it fosters long-term customer relationships and gives us improved visibility and predictability due to the recurring nature of this revenue stream.

Deferred revenues increased approximately $17.5 million as compared to December 31, 2004. This increase was due primarily to increased renewals of our Subscription Advantage program and to a lesser extent an increase in sales from our Citrix Online division. We currently expect deferred revenue to increase for the remainder of 2005.

International and Segment Revenues. International revenues (sales outside of the United States) accounted for approximately 50% of net revenues for the three months ended June 30, 2005 and 51% the three months ended June 30, 2004 and approximately 51% of net revenues for the six months ended June 30, 2005 and 53% the six months ended June 30, 2004. For detailed information on international revenues, please refer to note 7 to our condensed consolidated financial statements appearing in this report.

An analysis of our reportable segment net revenue is presented below (in thousands):

					Increase for the
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30, 2005 vs. June 30, 2004	Six Months Ended June 30, 2005 vs. June 30, 2004
	2005	2004	2005	2004
Americas (1)	$92,475	$84,249	$178,640	$159,139	9.8%	12.3%
EMEA (2)	76,164	66,867	153,596	136,378	13.9	12.6
Asia-Pacific	18,746	16,731	36,674	30,844	12.0	18.9
Citrix Online division	23,844	10,455	44,209	13,251	128.1	233.6

Net revenues	$211,229	$178,302	$413,119	$339,612	18.5%	21.6%

(1)	Our Americas segment is comprised of the United States, Canada and Latin America.
(2)	Defined as Europe, Middle East and Africa.

With respect to our segment revenues, the increase in net revenues for the three months ended June 30, 2005 compared to the three months ended June 30, 2004 and for the six months ended June 30, 2005 compared to the six months ended June 30, 2004, was due primarily to the factors previously discussed across the Americas, EMEA and Asia-Pacific segments. On February 27, 2004, we acquired Expertcity and after the date of acquisition revenues are reflected in our Citrix Online division. Revenues from our Citrix Online division increased $13.4 million for the three months ended June 30, 2005 compared to the three months ended June 30, 2004 primarily due to growth resulting from continued acceptance of new and existing products and our investment in our Citrix Online division. Revenues from our Citrix Online division increased $31.0 million for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 due primarily to the full year impact in 2005 of our Expertcity acquisition and continued growth resulting from continued acceptance of new and existing products and our investment in the Citrix Online division. For additional information, please refer to note 4, Acquisitions, and note 7, Segment Information, to our condensed consolidated financial statements.

Cost of Revenues. Cost of revenues consisted primarily of compensation cost and other personnel-related costs of providing services, the amortization of product and core technology, as well as costs of product media and duplication, manuals, packaging materials, shipping expense, service capacity costs and royalties. Cost of product license revenues increased $1.5 million for both the three months ended June 30, 2005 compared to the three months ended June 30, 2004 and for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 primarily due to an increase in sales of our Access Gateway products, which contain a hardware component that has a higher cost than our other software license products. Cost of services revenues increased $1.2 million for the three months ended June 30, 2005 compared to the three months ended June 30, 2004 primarily due to an increase in sales related to our Citrix Online division resulting from sales growth due to our continued investment in the business. Cost of services revenues increased $2.9 million for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 primarily due to an increase in cost of revenues resulting from the full year impact of our Expertcity acquisition. For more information regarding the acquisitions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Acquisitions” and note 4 to our condensed consolidated financial statements.

Gross Margin. Gross margin as a percent of revenue was 94.6% for the three months ended June 30, 2005 and 95.2% for the three months ended June 30, 2004 and 95.0% for the six months ended June 30, 2005 and 95.3% for the six months ended June 30, 2004. We currently anticipate that in the remainder of 2005, gross margin as a percentage of net revenues will decline slightly compared to current levels as sales of our Access Gateway products increase due to the hardware component of these products that traditionally have a higher cost than our perpetual software license product. In addition, gross margin could also fluctuate from time to time based on a number of factors attributable to the cost of revenues as described above.

Research and Development Expenses. Research and development expenses consisted primarily of personnel-related costs. We expensed substantially all development costs included in the research and development of software products, appliances and enhancements to existing products as incurred except for certain core technologies with an alternative future use. Research and development expenses increased approximately $4.2 million for the three months ended June 30, 2005 compared to the three months ended June 30, 2004 primarily due to increased headcount and related personnel costs and an increase in costs for external consultants and developers. Research and development expenses increased approximately $10.3 million for the six months ended June 30, 2005 compared to the six months ended June 30, 2004, primarily due to increased staffing and related personnel costs and due to the full year impact of our Expertcity acquisition. Excluding the effects of any pending acquisitions, we currently expect research and development expenses to increase moderately for the remainder of 2005 as we continue to make investments in our business and hire personnel to achieve our product development goals.

Sales, Marketing and Support Expenses. Sales, marketing and support expenses increased approximately $11.2 million for the three months ended June 30, 2005 compared to the three months ended June 30, 2004 primarily due to an increase in headcount and the associated increase in salaries, commissions and other variable compensation and employee related expenses. These increases were partially offset by a decrease in marketing program costs due to our 2004 launch of our worldwide brand awareness and advertising campaigns. Sales, marketing and support expenses increased approximately $31.5 million for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 primarily due to an increase in headcount and the associated increase in salaries, commissions and other variable compensation and employee related expenses and to the full year impact of our Expertcity acquisition. These increases were partially offset by a decrease in marketing program costs due to our 2004 launch of our worldwide brand awareness and advertising campaigns. Excluding the effects of any pending acquisitions, we currently expect sales, marketing and support expenses to increase moderately for the remainder of 2005 as we continue to make investments in our business and hire personnel to achieve our strategic goals.

General and Administrative Expenses. General and administrative expenses increased approximately $2.3 million for the three months ended June 30, 2005 compared to the three months ended June 30, 2004, primarily due to an increase in headcount, associated salaries and employee related expenses. General and administrative expenses increased approximately $5.0 million for the six months ended June 30, 2005 compared to the six months ended June 30, 2004, primarily due to an increase in headcount, associated salaries and employee related expenses and to a lesser extent the full year impact of our Expertcity acquisition. These increases were partially offset by decrease in our provision for doubtful accounts.

Amortization of Other Intangible Assets. Amortization of other intangible assets remained relatively unchanged for the three months ended June 30, 2005 compared to the three months ended June 30, 2004. Amortization of other intangible assets increased $1.8 million for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 due primarily to certain finite lived intangible assets associated with Expertcity and Net6 acquisitions. For more information regarding the Expertcity and Net6 acquisition see “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Acquisitions” and note 4 to our condensed consolidated financial statements.

In-process Research and Development. In February 2004, we acquired Expertcity, and $18.7 million of the purchase price was allocated to in-process research and development, or IPR&D. The amount allocated to IPR&D had not yet reached technological feasibility, had no alternative future use and was written off at the date of the acquisition in accordance with Financial Accounting Standards Board Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method. There were no write-offs of IPR&D during the three months ended June 30, 2005. For more information regarding the acquisitions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Acquisitions” and note 4 to our condensed consolidated financial statements.

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

Interest Income. Interest income increased approximately $2.8 million for the three months ended June 30, 2005 compared to the three months ended June 30, 2004, primarily due to higher overall average cash, cash equivalent and investment balances held during the second quarter of 2005 as compared to the second quarter of 2004 and higher interest rates earned on those cash, cash equivalent and investment balances. Interest income increased approximately $1.7 million for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 primarily due to higher interest rates earned for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 partially offset by overall higher average cash, cash equivalent and investment balances for the six months ended June 30, 2004 compared to the six months ended June 30, 2005. For more information see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Acquisitions” and “ – Liquidity and Capital Resources.”

Interest Expense. Interest expense remained relatively unchanged for the three months ended June 30, 2005 compared to the three months ended June 30, 2004. Interest expense decreased approximately $4.3 million for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 and primarily due to the redemption of our convertible subordinated debentures on March 22, 2004. We currently expect interest expense to increase due to our entry into a senior secured revolving credit agreement and a term loan facility in August 2005. For more information see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and note 6 and note 12 to our condensed consolidated financial statements.

Other Income, Net. Other income, net, decreased approximately $0.6 million for the three months ended June 30, 2005 compared to the three months ended June 30, 2004 and decreased approximately $1.1 million for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 primarily due to realized losses on certain of our investments and to a lesser extent lower gains on the remeasurement of our foreign currency transactions.

Income Taxes. On October 22, 2004, the American Jobs Creation Act, or the AJCA was signed into law. The AJCA provides for an 85% dividends received deduction on dividend distributions of foreign earnings to a U.S. taxpayer, if certain conditions are met. During the second quarter of fiscal 2005, we completed our evaluation of the effects of the repatriation provision of the AJCA. On July 29, 2005, our Board of Directors approved our Domestic Reinvestment Plan, or DRP, under the AJCA. The implementation of the DRP will result in the repatriation of approximately $503 million of certain of our foreign earnings, of which $500 million qualifies for the 85% dividends received deduction. Accordingly, we have recorded an estimated tax provision of approximately $24.9 million for the planned repatriation of certain foreign earnings. Additionally, we recorded a reversal of approximately $8.8 million for income taxes on certain foreign earnings for which a deferred tax liability had been previously accrued. As a result, a net income tax expense of approximately $16.1 million was recognized in second quarter of fiscal 2005.

We maintain certain operational and administrative processes in overseas subsidiaries and our foreign earnings are taxed at lower foreign tax rates. Our tax rate may fluctuate based on the actual geographic mix of sales in a given quarter. Other than the one-time repatriation provision under the DRP, we do not expect to remit earnings from our foreign subsidiaries. Our effective tax rate increased to approximately 48% for the three months ended June 30, 2005 compared to 21% for the three months ended June 30, 2004 due primarily to additional tax expense recorded in accordance with our plans to repatriate foreign earnings under the AJCA.

Liquidity and Capital Resources

During the six months ended June 30, 2005, we generated positive operating cash flows of $138.5 million. These cash flows related primarily to net income of $66.4 million, adjusted for, among other things, tax benefits from the exercise of non-statutory stock options and disqualifying dispositions of incentive stock options of $13.9 million, non-cash charges, including depreciation and amortization expenses of $21.6 million, and an aggregate increase in cash flow from our operating assets and liabilities of $33.7 million. Our investing activities provided $1.0 million of cash consisting primarily of the net proceeds, after reinvestment, from sales and maturities of investments of $13.0 million, partially offset by the expenditure of $12.0 million for the purchase of property and equipment. Our financing activities used cash of $5.3 million related primarily to our expenditure of $41.6 million for our stock repurchase program, partially offset by $36.3 million of proceeds received from the issuance of common stock under our employee stock-based compensation plans.

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

Cash, Cash Equivalents and Investments

As of June 30, 2005, we had $539.2 million in cash, cash equivalents and investments compared to $417.1 million at December 31, 2004. The increase in cash, cash equivalents and investments as compared to December 31, 2004, was due primarily to lower cash balances at December 31, 2004 as a result of our expenditures in December 2004 for the Net6 acquisition and higher expenditures for stock repurchase programs in the fourth quarter of 2004 compared to the second quarter of 2005. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Acquisitions” and “ – Liquidity and Capital Resources” and note 4 to our condensed consolidated financial statements. We generally invest our cash and cash equivalents in investment grade, highly liquid securities to allow for flexibility in the event of immediate cash needs. Our short and long-term investments primarily consist of interest bearing securities.

In December 2000, we invested $158.1 million in held-to-maturity investments managed by an investment advisor. Our investments matured on March 22, 2004, and we received $195.4 million, all of which was used to redeem a portion of our convertible subordinated debentures.

Restricted Cash Equivalents and Investments

As of June 30, 2005, we had $145.6 million in restricted cash equivalents and investments compared to $149.1 million at December 31, 2004. Restricted cash equivalents and investments are primarily comprised of approximately $62.8 million in investment securities and cash equivalents pledged as collateral for specified obligations under our synthetic lease arrangement and approximately $82.0 million in investment securities were pledged as collateral for certain of our credit default contracts and interest rate swap agreements. The $3.4 million decrease in restricted cash and investments is primarily due to a decrease in the liability position of our collateralized interest rate swap agreements. We maintain the ability to manage the composition of the restricted cash equivalents and investments within certain limits and to withdraw and use excess investment earnings from the pledged collateral for operating purposes. For further information regarding our synthetic lease, credit default contracts and interest rate swaps, see notes 8 and 12 to our condensed consolidated financial statements.

Accounts Receivable, Net

At June 30, 2005, we had approximately $98.9 million in accounts receivable, net of allowances. The $9.5 million decrease in accounts receivable as compared to December 31, 2004 resulted primarily from increased collections in January of 2005 and to a lesser extent lower sales in the last month of the second quarter of 2005 as compared to the last month of the fourth quarter of 2004. Our allowance for returns was $1.3 million at June 30, 2005 compared to $2.3 million at December 31, 2004. The decrease of $1.0 million is comprised of $3.6 million in credits issued for stock balancing rights during the first six months of 2005 partially offset by $2.6 million of provisions for returns recorded during the first six months of 2005. The overall decrease in our allowance for returns is primarily due to a decrease in our overall returns experience as a percentage of our sales. Our allowance for doubtful accounts was $1.8 million at June 30, 2005 compared to $2.6 million at December 31, 2004. The decrease of $0.8 million is comprised primarily of a $0.1 million reduction of our allowance for doubtful accounts and $0.7 million of uncollectible accounts written off, net of recoveries. From time to time, we could maintain individually significant accounts receivable balances from our distributors or customers, which are comprised of large business enterprises, governments and small and medium-sized businesses. If the financial condition of our distributors or customers deteriorates, our operating results could be adversely affected. At June 30, 2005, no distributor or customer accounted for more than 10% of our accounts receivable.

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

Stock Repurchase Program

Our Board of Directors has authorized an ongoing stock repurchase program with a total repurchase authority granted to us of $1 billion, of which $200 million was authorized in February 2005. The objective of our stock repurchase program is to improve stockholders’ return. At June 30, 2005, approximately $200.4 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock.

We are authorized to make open market purchases of our common stock using general corporate funds. Additionally, we enter into structured stock repurchase arrangements with large financial institutions using general corporate funds as part of our stock repurchase program in order to lower the average cost to acquire shares. These programs include terms that require us to make upfront payments to the counter-party financial institution and result in the receipt of stock during and/or at the end of the agreement or depending on market conditions, the receipt of either stock or cash at the maturity of the agreement.

We expended approximately $1.6 million, net of premiums received in the three months ended June 30, 2005 and we expended $41.6 million, net of premiums received, during the six months ended June 30, 2005 under all of our stock repurchase transactions. We expended approximately $43.2 million during both the three and the six months ended June 30, 2004, net of premiums received, under all stock repurchase transactions. During the three months ended June 30, 2005 the Company took delivery of a total of 527,758 shares of outstanding common stock with an average price of $20.12 and during the six months ended June 30, 2005, we took delivery of a total of 3,082,110 shares of outstanding common stock with an average per share price of $22.29. During the three months ended June 30, 2004, we took delivery of a total of 349,844 shares of outstanding common stock with an average per share price of $19.84 and during the six months ended June 30, 2004 we took delivery of 1,059,813 shares of outstanding common stock with an average per share price of $20.59. Some of these shares were received pursuant to prepaid programs. Since the inception of the stock repurchase program, the average cost of shares acquired was $16.93 per share compared to an average close price during open trading windows of $20.00 per share. In addition, a significant portion of the funds used to repurchase stock was funded by proceeds from employee stock option exercises and the related tax benefits. As of June 30, 2005, we have remaining prepaid notional amounts of approximately $26.0 million under structured stock repurchase agreements. Due to the fact that the total shares to be received for the open repurchase agreements at June 30, 2005 is not determinable until the contracts mature, the above price per share amounts exclude the remaining shares to be received subject to the agreements.

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

The synthetic lease includes certain financial covenants including a requirement for us to maintain a pledged balance of approximately $62.8 million in cash and/or investment securities as collateral. This amount is included in restricted cash equivalents and investments in our accompanying condensed consolidated balance sheets. We maintain the ability to manage the composition of the restricted investments within certain limits and to withdraw and use excess investment earnings from the restricted collateral for operating purposes. Additionally, we must maintain a minimum cash and investment balance of $100.0 million, excluding our collateralized investments and equity investments, as of the end of each fiscal quarter. As of June 30, 2005, we had approximately $438.6 million in cash and investments in excess of those required levels. The synthetic lease includes non-financial covenants including the maintenance of the properties and adequate insurance, prompt delivery of financial statements to the lender of the lessee and prompt payment of taxes associated with the properties. As of June 30, 2005, we were in compliance with all material provisions of the arrangement.

Commitments

During 2002 and 2001, we took actions to consolidate certain of our offices, including the exit of certain leased office space and the abandonment of certain leasehold improvements. Lease obligations related to these existing operating leases continue until 2025 with a total remaining obligation of approximately $20.8 million, of which $2.4 million, net of anticipated sublease income, was accrued for as of June 30, 2005, and is reflected in accrued expenses and other liabilities in our condensed consolidated financial statements. In calculating this accrual, we made estimates, based on market information, including the estimated vacancy periods and sublease rates and opportunities. We periodically re-evaluate our estimates and if actual circumstances prove to be materially worse than management has estimated, the total charges for these vacant facilities could be significantly higher.

On June 1, 2005, we entered into an Agreement and Plan of Merger, or the Merger Agreement, to acquire NetScaler, Inc., or NetScaler, a privately held Delaware corporation headquartered in San Jose, California. NetScaler is a leader in high performance application networking. Pursuant to the Merger Agreement, we will acquire all of the issued and outstanding voting securities of NetScaler. The total consideration for this transaction is approximately $300.0 million, of which approximately 45% is payable in cash and approximately 55% is payable in shares of our common stock. In addition, we will also assume approximately $23.0 million in unvested stock options upon the closing of the transaction. The transaction has been unanimously approved by our Board of Directors and NetScaler’s board of directors. We currently anticipate completing the transaction in the third quarter of 2005. The consummation of this transaction is subject to customary closing conditions, including approval by the stockholders of NetScaler and other customary conditions. The transaction has received clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.

During August 2005, we and Citrix Systems International GMBH, our wholly-owned subsidiary, or the Subsidiary Borrower, entered into a senior revolving credit agreement, or the Credit Agreement, with a group of financial institutions, or the Lenders, led by JPMorgan Chase Bank, N.A. or JPMorgan, as administrative agent, and J.P. Morgan Securities Inc., or JPMSI, as lead arranger and bookrunner. The Credit Agreement provides initially for a five year revolving line of credit in the aggregate amount of $100,000,000, subject to continued covenant compliance. A portion of the revolving line of credit (i) in the aggregate amount of $25,000,000 may be available for issuances of letters of credit and (ii) in the aggregate amount of $15,000,000 may be available for swing line loans. All borrowings under the senior revolving credit facility are generally secured by pledges of shares of certain of our foreign subsidiaries and are guaranteed by certain of our United States subsidiaries and the borrowings of the Subsidiary Borrower are also guaranteed by certain of our foreign subsidiaries. As of the date of the filing of this quarterly report, there were no funds borrowed or outstanding under the revolving loans. We intend to use the proceeds from the Credit Agreement to fund a portion of the cash portion of the purchase price of the acquisition of all of the issued and outstanding shares of NetScaler. See note 12 of our accompanying consolidated condensed financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for additional information.

During August 2005, the Subsidiary Borrower entered into a term loan facility, or Term Loan Agreement, with a group of financial institutions led by JPMorgan, as administrative agent, and JPMSI, as lead arranger and bookrunner. The Term Loan Agreement provides for an eighteen-month single-draw term loan facility in the aggregate amount of $100,000,000. Borrowings under the term loan facility are guaranteed by us and certain of our United States and foreign subsidiaries, which guarantees are secured by pledges of shares of certain foreign subsidiaries. As of the filing date of this quarterly report, approximately $100.0 million is outstanding under the Term Loan Agreement. We intend to use the proceeds from the Term Loan Agreement to partially fund the repatriation of certain of our foreign earnings in connection with the AJCA, as discussed in note 10 of the Company’s consolidated condensed financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations” .

We may repay any future borrowings under the Credit Agreement at any time but no later than August 9, 2010. The borrowings under the revolving line of credit and the term loan bear interest and fees as set forth in the Credit Agreement and the Term Loan Agreement.

The Lenders are entitled to accelerate repayment of the loans under the Credit Agreement and the Term Loan Agreement upon the occurrence of any of various events of default, which include, among other events, as applicable, failure to pay when due any principal, interest or other amounts in respect of the loans, our or the Subsidiary Borrower’s breach of any representations and warranties (subject, in some cases, to various grace periods) or violations of any covenants under the loan documents, default under any of our or the Subsidiary Borrower’s other significant indebtedness, a bankruptcy or insolvency event with respect to us or the Subsidiary Borrower, as applicable, the rendering of a material judgement against us or the Subsidiary Borrower, material adverse developments with respect to our ERISA plans or certain changes in our control.

Under the Credit Agreement and the Term Loan Agreement, we and the Subsidiary Borrower must comply with various financial and non-financial covenants. The financial covenants consist of a minimum interest coverage ratio and a maximum consolidated leverage ratio. The primary non-financial covenants limit our and the Subsidiary Borrower’s ability to pay dividends (other than pursuant to the DRP), conduct certain mergers or acquisitions, make certain investments and loans, incur future indebtedness or liens, alter our capital structure and sell stock or assets.

The Lenders, including JPMorgan and JPMSI, and/or their affiliates have provided and may continue to provide commercial banking, investment management, and other services to the Company, its affiliates and employees, for which they receive customary fees and commissions.

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

Certain Factors Which May Affect Future Results

Our operating results and financial condition have varied in the past and could in the future vary significantly depending on a number of factors. From time to time, information provided by us or statements made by our employees could contain “forward-looking” information that involves risks and uncertainties. In particular, statements contained in this Form 10-Q, and in the documents incorporated by reference into this Form 10-Q, that are not historical facts, including, but not limited to statements concerning new products, product development and offerings, Subscription Advantage, Access Suite products, the Citrix Online division, closing of the acquisition of NetScaler, Inc., competition and strategy, product price and inventory, deferred revenues, economic and market conditions, revenue recognition, profits, growth of revenues, Product License revenues, License Update revenues, Services revenues, cost of revenues, operating expenses, sales, marketing and support expenses, interest expense, restricted cash and investments, credit agreements, research and development expenses, valuations of investments and derivative instruments, technology relationships, reinvestment or repatriation of foreign earnings, gross margins, amortization expense and intangible assets, impairment charges, anticipated operating and capital expenditure requirements, cash inflows, contractual obligations, in-process research and development, acquisitions, stock repurchases, investment transactions, liquidity, litigation matters, intellectual property matters, distribution channels, stock price, Advisor Rewards Program, SFAS 123R, third party licenses and potential debt or equity financings constitute forward-looking statements and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are neither promises nor guarantees. Our actual results of operations and financial condition have varied and could in the future vary significantly from those stated in any forward-looking statements. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Form 10-Q, in the documents incorporated by reference into this Form 10-Q or presented elsewhere by our management from time to time. Such factors, among others, could have a material adverse effect upon our business, results of operations and financial condition.

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

For example, our ability to market the Access Suite, and its individual products including: Presentation Server, Secure Access Manager, Conferencing Manager and Password Manager, and other future product offerings could be affected by Microsoft’s licensing and pricing scheme for client devices, servers and applications. Further, the announcement of the release, and the actual release, of new Windows-based server operating systems or products incorporating similar features to our products could cause our existing and potential customers to postpone or cancel plans to license certain of our existing and future product and service offerings.

In addition, alternative products for secure, remote access in the Internet software and hardware markets directly and indirectly compete with our current product line and our Web-based desk-top access products and services, including GoToAssist, GoToMyPC and GoToMeeting and anticipated future product and service offerings.

Existing or new products and services that extend Internet software and hardware to provide Web-based information and application access or interactive computing can materially impact our ability to sell our products and services in this market. Our current competitors in this market include Microsoft, Oracle Corporation, Sun Microsystems, Inc., Cisco Systems, Inc., Webex Communications, Inc., Symantec Corporation, and other providers of secure remote access solutions.

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

Sales of products within our Access Suite product line constitute a substantial majority of our revenue.

We anticipate that sales of products within our Access Suite and related enhancements will constitute a substantial majority of our revenue for the foreseeable future. Our ability to continue to generate revenue from our Access Suite products will depend on market acceptance of Windows Server Operating Systems and/or UNIX Operating Systems. Declines in demand for our Access Suite products could occur as a result of:

•	new competitive product releases and updates to existing products;

•	price competition;

•	technological change;

•	decreasing or stagnant information technology spending levels;

•	general economic conditions; or

•	lack of success of entities with which we have a technology relationship.

If our customers do not continue to purchase our Access Suite products as a result of these or other factors, our revenue would decrease and our results of operations and financial condition would be adversely affected.

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

Our future success depends on our ability to continually enhance our current products, and services and develop and introduce new products, and services that our customers choose to buy. If we are unable to keep pace with technological developments and customer demands by introducing new products and services and enhancements, our business, results of operations and financial condition could be adversely affected. Our future success could be hindered by:

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

In December 2004, we entered into a five-year technology collaboration and licensing agreement with Microsoft Corporation. The arrangement includes a new technology initiative for closer collaboration on terminal server functionality in future server operating systems, continued access to source code for key components of Microsoft’s current and future server operating systems, and a patent cross-licensing agreement. This technology collaboration and licensing agreement replaces the agreement we signed with Microsoft in May 2002, that provided us access to Microsoft Windows Server source code for current and future Microsoft server operating systems, including access to Windows Server 2003 and terminal services source code. There can be no assurances that our current agreements with Microsoft will be extended or renewed by Microsoft after their respective expirations. In addition, Microsoft could terminate the current agreements before the expiration of the term for breach or upon a change of control. The early termination or the failure to renew certain terms of these agreements with Microsoft in a manner favorable to us could negatively impact the timing of our release of future products and enhancements.

Our business could be adversely impacted by conditions affecting the information technology market.

The demand for our products and services depends substantially upon the general demand for business-related computer hardware and software, which fluctuates based on numerous factors, including capital spending levels, the spending levels and growth of our current and prospective customers and general economic conditions. Fluctuations in the demand for our products and services could have a material adverse effect on our business, results of operations and financial condition. In the past, adverse economic conditions decreased demand for our products and negatively impacted our financial results. Future economic projections for the information technology sector are uncertain. If an uncertain information technology spending environment persists, it could continue to negatively impact our business, results of operations and financial condition.

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

Acquisitions, including those of high-technology companies, are inherently risky. We cannot assure anyone that our previous acquisitions, the proposed NetScaler acquisition, or any future acquisitions will be successful in helping us reach our financial and strategic goals either for that acquisition or for us generally. The risks we commonly encounter are:

•	difficulties and delays integrating the operations, technologies, and products of the acquired companies;

•	undetected errors or unauthorized use of a third-party’s code in products of the acquired companies;

•	the risk of diverting management’s attention from normal daily operations of the business;

•	potential difficulties in completing projects associated with purchased in-process research and development;

•	risks of entering markets in which we have no or limited direct prior experience and where competitors have stronger market positions and which are highly competitive;

•	the potential loss of key employees of the acquired company; and

•	an uncertain sales and earnings stream from the acquired company, which could unexpectedly dilute our earnings.

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

Our anticipated benefits of acquiring NetScaler may not be realized.

We entered into a merger agreement with NetScaler with the expectation that the acquisition will result in various benefits including, among other things, enhanced revenue and profits, greater market presence and development, and enhancements to our product portfolio and customer base. We expect that the acquisition will enhance our position in the access infrastructure market through the combination of our technology, products, services, distribution channels and customer contacts with NetScaler’s. Moreover, by adding NetScaler products to our current product portfolio, we expect to enable our customers to further lower costs and increase the performance of their Presentation Server systems and offer greater performance and lower costs for customers deploying Web-based applications and services. We may not realize any of these benefits.

In addition, we may not achieve the anticipated benefits of our acquisition of NetScaler as rapidly as, or to the extent, anticipated by our management and certain financial or industry analysts, and others may not perceive the same benefits of the acquisition as we do. For example, NetScaler’s contribution to our financial results may not meet the current expectations of our management for a number of reasons, including the integration risks described below, and could dilute our profits beyond the current expectations of our management. In addition, operations and costs incurred and potential liabilities assumed in connection with our acquisition of NetScaler also could have an adverse effect on our business, financial condition and operating results. If these risks materialize, our stock price could be materially adversely affected.

If we determine that any of our goodwill or intangible assets, including technology purchased in acquisitions, are impaired, we would be required to take a charge to earnings, which could have a material adverse effect on our results of operations.

We have a significant amount of goodwill and other intangible assets, such as product and core technology, related to our acquisitions of Sequoia Software Corporation in 2001 and Expertcity and Net6 in 2004. We expect to record significant additional goodwill and other intangible amounts in connection with the acquisition of NetScaler when the acquisition is consummated. We do not amortize goodwill and intangible assets that are deemed to have indefinite lives. However, we do amortize certain product and core technologies, trademarks, patents and other intangibles. We periodically evaluate our intangible assets, including goodwill, for impairment. As of June 30, 2005 we had $361.8 million of goodwill. We expect to record significant additional goodwill in connection with our proposed acquisition of NetScaler. We review for impairment annually, or sooner if events or changes in circumstances indicate that the carrying amount could exceed fair value. Fair values are based on discounted cash flows using a discount rate determined by our management to be consistent with industry discount rates and the risks inherent in our current business model. Due to uncertain market conditions and potential changes in our strategy and product portfolio, it is possible that the forecasts we use to support our goodwill could change in the future, which could result in non-cash charges that would adversely affect our results of operations and financial condition.

At June 30, 2005, we had $77.4 million, net, of unamortized identified intangibles with estimable useful lives, which consist of core technology we purchased in acquisitions or under third party licenses. We expect to record significant additional identified intangible assets in connection with our proposed acquisition of NetScaler when the acquisition is consummated. We have commercialized and currently market the Sequoia and other licensed technology through our secure access infrastructure software, which includes Citrix Secure Access Manager and Citrix Password Manager. We currently market the technologies acquired in the Expertcity and Net6 acquisitions through our Citrix Online and Citrix Gateway divisions. However, our channel distributors and entities with which we have technology relationships, customers or prospective customers may not purchase or widely accept our new line of products, appliances and services. If we fail to complete the development of our anticipated future product and service offerings including product offerings acquired through the NetScaler acquisition, if we fail to complete them in a timely manner, or if we are unsuccessful in selling any new lines of products, appliances and services, we could determine that the value of the purchased technology is impaired in whole or in part and take a charge to earnings. We could also incur additional charges in later periods to reflect costs associated with completing those projects that could not be completed in a timely manner. An impairment charge could have a material adverse effect on our results of operations. If the actual revenues and operating profit attributable to acquired product and core technologies are less than the projections we used to initially value product and core technologies when we acquired it, such intangible assets may be deemed to be impaired. If we determine that any of our intangible assets are impaired, we would be required to take a related charge to earnings that could have a material adverse effect on our results of operations.

We recorded approximately $270.7 million of goodwill and intangible assets in connection with our 2004 acquisitions. In addition, we expect to record significant additional goodwill and other intangible assets in connection with our proposed acquisition of NetScaler when the acquisition is consummated. If the actual revenues and operating profit attributable to acquired intangible assets are less than the projections we used to initially value these intangible assets when we acquired them, then these intangible assets may be deemed to be impaired. If we determine that any of the goodwill or other intangible assets associated with our acquisitions of Expertcity or Net6 or NetScaler are impaired, then we would be required to reduce the value of those assets or to write them off completely by taking a related charge to earnings. If we are required to write down or write off all or a portion of those assets, or if financial analysts or investors believe we may need to take such action in the future, our stock price and operating results could be materially adversely affected.

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

We attribute most of our growth during recent years to the introduction of the Presentation Server for Windows operating systems in mid-1998. We cannot assure you that the access infrastructure software market, in which we operate, will grow. We cannot assure you that the release of our access infrastructure software suite of products or other new products or services will increase our revenue growth rate.

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

We continually re-evaluate our licensing programs, including specific license models, delivery methods, and terms and conditions, to market our current and future products and services. We could implement new licensing programs, including offering specified and unspecified enhancements to our current and future product and service lines. Such changes could result in recognizing revenues over the contract term as opposed to upon the initial shipment or licensing of our software product. We could implement different licensing models in certain circumstances, for which we would recognize licensing fees over a longer period. Changes to our licensing programs, including the timing of the release of enhancements, discounts and other factors, could impact the timing of the recognition of revenue for our products, related enhancements and services and could adversely affect our operating results and financial condition.

Sales of our Subscription Advantage product constitute substantially all of our License Updates revenue and a large portion of our deferred revenue.

We anticipate that sales of our Subscription Advantage product will continue to constitute a substantial portion of our License Updates revenue and a large portion of our deferred revenue for the foreseeable future. Our ability to continue to generate both recognized and deferred revenue from our Subscription Advantage product will depend on our customers continuing to perceive value in automatic delivery of our software upgrades and enhancements. A decrease in demand for our Subscription Advantage product could occur as a result of a decrease in demand for our Access Suite products. If our customers do not continue to purchase our Subscription Advantage product, our License Updates revenue and deferred revenue would decrease significantly and our results of operations and financial condition would be adversely affected.

As our international sales and operations grow, we could become increasingly subject to additional risks that could harm our business.

We conduct significant sales and customer support, development and engineering operations in countries outside of the United States including, if our proposed acquisition of NetScaler is consummated, product development in Bangalore, India. During the first half of 2005, we derived approximately 51% of our revenues from sales outside the United States. Our continued growth and profitability could require us to further expand our international operations. To successfully expand international sales, we must establish additional foreign operations, hire additional personnel and recruit additional international resellers. Our international operations are subject to a variety of risks, which could cause fluctuations in the results of our international operations. These risks include:

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

Our proprietary rights could offer only limited protection. Our products, including products obtained through acquisitions, could infringe third-party intellectual property rights, which could result in material costs.

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

In addition, our ability to protect our proprietary rights could be affected by:

•	Differences in International Law; Enforceability of Licenses. The laws of some foreign countries do not protect our intellectua1 property to the same extent as do the laws of the United States and Canada. For example, we derive a significant portion of our sales from licensing our packaged products under “shrink wrap” or “click-to-accept” license agreements that are not signed by licensees and electronic enterprise customer licensing arrangements that are delivered electronically, all of which could be unenforceable under the laws of many foreign jurisdictions in which we license our products.

•	Third Party Infringement Claims. As we expand our product lines, through product development and acquisitions, including the proposed acquisition of NetScaler, and the number of products and competitors in our industry segments increase and the functionality of these products overlap, we could become increasingly subject to infringement claims and claims to the unauthorized use of a third-party’s code in our products. Companies and inventors are more frequently seeking to patent software and business methods because of developments in the law that could extend the ability to obtain such patents. As a result, we could receive more patent infringement claims. Responding to any infringement claim, regardless of its validity, could result in costly litigation; injunctive relief or require us to obtain a license to intellectual property rights of those third parties. Licenses may not be available on reasonable terms, on terms compatible with the protection of our proprietary rights, or at all. In addition, attention to these claims could divert our management’s time and attention from developing our business. If a successful claim is made against us and we fail to develop or license a substitute technology, our business, results of operations, financial condition or cash flows could be materially adversely affected.

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

In order to successfully attract new customer segments to our Presentation Server products and expand our existing relationships with enterprise customers, we must reach and retain small-sized customers and small project initiatives within our larger enterprise customers. We have begun a marketing initiative to reach these customers that includes extending our Advisor Rewards program to include a broader range of license types. We cannot guarantee that our small-sized customer marketing initiative will be successful. Our failure to attract and retain small sized customers and small project initiatives within our larger enterprise customers could have a material adverse effect on our business, results of operations and financial condition. Additionally, as we attempt to attract and retain small sized customers and small project initiatives within our larger enterprise customers, we may need to increase corporate branding and broaden our marketing activities, which could increase our operating expenses. These efforts may not proportionally increase our operating revenues and could reduce our profits.

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

We rely significantly on independent distributors and resellers to market and distribute our products and appliances. We do not control our distributors and resellers. Additionally, our distributors and resellers are not obligated to buy our products and could also represent other lines of products. Some of our distributors and resellers maintain inventories of our packaged products for resale to smaller end-users. If distributors and resellers reduce their inventory of our packaged products, our business could be adversely affected. Further, we could maintain individually significant accounts receivable balances with certain distributors. The financial condition of our distributors could deteriorate and distributors could significantly delay or default on their payment obligations. Any significant delays or defaults could have a material adverse effect on our business, results of operations and financial condition.

Our products could contain errors that could delay the release of new products and may not be detected until after our products are shipped.

Despite significant testing by us and by current and potential customers, our products, especially new products or releases or acquired products, could contain errors. In some cases, these errors may not be discovered until after commercial shipments have been made. Errors in our products could delay the development or release of new products and could adversely affect market acceptance of our products. Additionally, our products depend on third party products, which could contain defects and could reduce the performance of our products or render them useless. Because our products are often used in mission-critical applications, errors in our products or the products of third parties upon which our products rely could give rise to warranty or other claims by our customers.

Our synthetic lease is an off-balance sheet arrangement that could negatively affect our financial condition and results.

In April 2002, we entered into a seven-year synthetic lease with a lessor for our headquarters office buildings in Fort Lauderdale, Florida. The synthetic lease qualifies for operating lease accounting treatment under SFAS No. 13, Accounting for Leases, so we do not include the property or the associated lease debt on our consolidated balance sheet. However, if the lessor were to change its ownership of our property or significantly change its ownership of other properties that it currently holds, under FIN No. 46, Consolidation of Variable Interest Entities (revised) we could be required to consolidate the entity, the leased facility and the debt at that time.

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

We have entered into credit facility agreements that restrict our ability to conduct our business and failure to comply with such agreements may have an adverse effect on our liquidity and financial position.

In August, 2005, the Company and its subsidiary, Citrix Systems International GmbH, entered into separate credit facility agreements that contain financial covenants tied to maximum consolidated leverage and minimum interest coverage, among other things. The credit facility agreements also contain affirmative and negative covenants, including limitations related to indebtedness, contingent obligations, liens, mergers, acquisitions, investments, assets sales and other corporate changes of the Company, and payment of dividends, including dividends from our subsidiaries to us. If we fail to comply with these covenants or any other provision of the credit facility agreements, we may be in default under the credit facility agreements, and we cannot assure you that we will be able to obtain the necessary waivers or amendments of such default. Upon an event of default under our credit facility agreements not otherwise amended or waived, the affected lenders could accelerate the repayment of principal and accrued interest on their outstanding loans and terminate their commitments to lend additional funds, which may have a material adverse effect on our liquidity and financial position.

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

If we do not generate sufficient cash flow from operations in the future, we may not be able to fund our product development and acquisitions and fulfill our future obligations.

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

Our stock price has been volatile and has fluctuated significantly to date. The trading price of our stock is likely to continue to be volatile and subject to fluctuations. Your investment in our stock could lose value. Some of the factors that could significantly affect the market price of our stock include:

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

General economic and market conditions, and other factors outside our control including terrorist and military actions, could adversely affect our business and impair the value of our investments. Any further downturn in general economic conditions could result in a reduction in demand for our products and services and could harm our business. These conditions make it difficult for us, and our customers, to accurately forecast and plan future business activities and could have a material adverse effect on our business, financial condition and results of operations. In addition, an economic downturn could result in an impairment in the value of our investments requiring us to record losses related to such investments. Impairment in the value of these investments may disrupt our ongoing business and distract management. As of June 30, 2005, we had $419.1 million of short and long-term investments, including restricted investments, with various issuers and financial institutions. In many cases we do not attempt to reduce or eliminate our market exposure on these investments and could incur losses related to the impairment of these investments. Fluctuations in economic and market conditions could adversely affect the value of our investments, and we could lose some of our investment portfolio. A total loss of an investment could adversely affect our results of operations and financial condition. For further information on these investments, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources.”

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes with respect to the information on Quantitative and Qualitative Disclosures About Market Risk appearing in Part II, Item 7A to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES

As of June 30, 2005, the Company’s management, with the participation of the Company’s Chief Executive Officer and the Company’s Vice President and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Vice President and Chief Financial Officer concluded that, as of June 30, 2005, the Company’s disclosure controls and procedures were effective in ensuring that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and the Company’s Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. During the period covered by this report, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer

The Company’s Board of Directors has authorized an ongoing stock repurchase program with a total repurchase authority granted to the Company of $1.0 billion, of which $200 million was authorized in February 2005, the objective of which is to manage actual and anticipated dilution and to improve stockholders’ returns. At June 30, 2005, approximately $200.4 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. The following table shows the monthly activity related to the Company’s stock repurchase program for the three month period ending June 30, 2005:

	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or approximate dollar value) of Shares (or Units) that may yet be Purchased under the Plans or Programs
April 1, 2005 through April 30, 2005	132,917	$22.19	(2)	132,917	$186,208
May 1, 2005 through May 31, 2005	97,461	22.21	(2)	97,461	202,155	(3)
June 1, 2005 through June 30, 2005	297,380	22.07	(2)	297,380	200,373

Total	527,758	$22.13	(2)	527,758	$200,373

(1)	Represents shares received under the Company’s prepaid stock repurchase programs and shares acquired in open market purchases. The Company expended a net amount of $1.6 million during the quarter ended June 30, 2005 for repurchases of the Company’s common stock. For more information see note 11 to the Company’s condensed consolidated financial statements.
(2)	These amounts represent the cumulative average price paid per share, excluding the effect of premiums received, for shares acquired in open market purchases and those received under the Company’s prepaid stock repurchase programs some of which extend over more than one fiscal period.
(3)	Amount available under the remaining dollar amount the Company has to repurchase shares pursuant to its stock repurchase program increased due to the refund of the notional amount and the receipt of a premium received under one of its prepaid structured programs in May 2005.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s annual meeting of stockholders held May 5, 2005, the Company’s stockholders took the following actions:

The Company’s stockholders elected Murray J. Demo and John W. White, each as a Class I director, to serve for a three-year term expiring at the Company’s annual meeting of stockholders in 2008 or until his successor has been duly elected and qualified or until his earlier resignation or removal. The directors were elected by a plurality of the votes cast at the 2005 annual meeting, as follows: 133,999,773 shares voted for the election of Mr. Demo and 105,549,688 shares voted for the election of Mr. White; and 14,193,703 shares were withheld from the election of Mr. Demo and 42,643,788 shares were withheld from the election of Mr. White. No other persons were nominated, nor received votes, for election as a director of the Company at the 2005 annual meeting. The other directors of the Company whose terms continued after the 2005 annual meeting were Thomas F. Bogan, Stephen M. Dow, Gary E. Morin, Godfrey R. Sullivan and Mark B. Templeton.

The Company’s stockholders approved the Company’s 2005 Equity Incentive Plan. The votes cast at the 2005 annual meeting were as follows: 80,236,834 shares voted for, 36,294,988 shares voted against, 990,601 shares abstained from voting and 30,671,053 shares were broker non-votes.

The Company’s stockholders approved the Company’s 2005 Employee Stock Purchase Plan. The votes cast at the 2005 annual meeting were as follows: 96,344,260 shares voted for, 20,199,522 shares voted against, 978,640 shares abstained from voting and 30,671,054 shares were broker non-votes.

The Company’s stockholders approved the ratification of the appointment of Ernst & Young LLP as the Company’s Independent Auditors for fiscal year 2005. The votes cast at the 2005 annual meeting were as follows: 142,888,967 shares voted for, 4,394,147 shares voted against and 910,362 shares abstained from voting.

ITEM 5. OTHER INFORMATION

On August 4, 2005, the Company entered into change of control agreements with each of Messrs. Templeton and certain senior executives of the Company, namely, Messrs. Friedman, Henshall and Burris (the “Senior Executives”). Under the terms of these agreements. Mr. Templeton and the Senior Executives are entitled to receive certain compensation and benefits in the event of a “change-in-control” of the Company.

In the event the Company terminates Mr. Templeton without cause or if Mr. Templeton resigns his position for any reason in the 12-month period following a change-in-control, he is entitled to receive a lump sum payment equal to two times his annual base salary plus his target bonus, both determined as of the date his employment is terminated or, if higher, as of immediately prior to the change-in-control. Additionally, Mr. Templeton will receive, at the Company’s expense, certain benefits, including health, dental and life insurance, for two years following the date of termination.

In the event that, during the 12-month period following a change-in-control, the Company terminates any of the Senior Executives, other than for cause, or any of the Senior Executives terminates his or her employment for “good reason,” such Senior Executive is entitled to receive a lump sum payment equal to one times his or her annual base salary plus his or her target bonus, both determined as of the date such Senior Executive’s employment is terminated or, if higher, as of immediately prior to the change-in-control. Additionally, the Senior Executives will receive, at the Company’s expense, certain benefits, including health, dental and life insurance, for 18 months following the date of termination.

Upon a change-in-control, all stock options and other stock-based awards granted to each of Messrs. Templeton and the Senior Executives will immediately accelerate and become fully exercisable as of the effective date of the change-in-control. Mr. Templeton and the Senior Executives are also entitled to a “gross-up payment” that, on an after-tax basis, is equal to the taxes imposed on the severance payments under the change-in-control agreements in the event any payment or benefit to the executive is considered an “excess parachute payment” and subject to an excise tax under the Internal Revenue Code.

ITEM 6. EXHIBITS

(a)	List of exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger dated as of June 1, 2005 by and among the Company, NCAR Acquisition Corporation, NCAR, LLC and NetScaler, Inc.

2.2	Amendment No.1 to Agreement and Plan of Merger dated as of June 1, 2005 by and among the Company, NCAR Acquisition Corporation, NCAR, LLC and NetScaler, Inc.

10.1(1)*	2005 Equity Incentive Plan

10.2(2)*	2005 Employee Stock Purchase Plan

10.3(3)*	2005 Equity Incentive Plan Incentive Stock Option Master Agreement (Domestic)

10.4(4)*	2005 Equity Incentive Plan Non-Qualified Stock Option Master Agreement (Domestic)

10.5*	Change in Control Agreement dated as of August 4, 2005 between Citrix Systems, Inc. and Mark B. Templeton

10.6*	Change in Control Agreement dated as of August 4, 2005 between Citrix Systems, Inc. and each of David J. Henshall, David R. Friedman and John C. Burris

31.1	Rule 13a-14(a) / 15d-14(a) Certification

31.2	Rule 13a-14(a) / 15d-14(a) Certification

32.1	Section 1350 Certifications

*	Indicates a management contract or any compensatory plan, contract or arrangement.
(1)	Incorporated herein by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q dated as of May 6, 2005.
(2)	Incorporated herein by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q dated as of May 6, 2005.
(3)	Incorporated herein by reference to Exhibit 10.3 of the Company’s quarterly report on Form 10-Q dated as of May 6, 2005.
(4)	Incorporated herein by reference to Exhibit 10.4 of the Company’s quarterly report on Form 10-Q dated as of May 6, 2005.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 9th day of August 2005.

CITRIX SYSTEMS, INC.

By:	/s/ DAVID J. HENSHALL
David J. Henshall
Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger dated as of June 1, 2005 by and among the Company, NCAR Acquisition Corporation, NCAR, LLC and NetScaler, Inc.

2.2	Amendment No.1 to Agreement and Plan of Merger dated as of June 1, 2005 by and among the Company, NCAR Acquisition Corporation, NCAR, LLC and NetScaler, Inc.

10.1(1)*	2005 Equity Incentive Plan

10.2(2)*	2005 Employee Stock Purchase Plan

10.3(3)*	2005 Equity Incentive Plan Incentive Stock Option Master Agreement (Domestic)

10.4(4)*	2005 Equity Incentive Plan Non-Qualified Stock Option Master Agreement (Domestic)

10.5*	Change in Control Agreement dated as of August 4, 2005 between Citrix Systems, Inc. and Mark B. Templeton

10.6*	Change in Control Agreement dated as of August 4, 2005 between Citrix Systems, Inc. and each of David J. Henshall, David R. Friedman and John C. Burris

31.1	Rule 13a-14(a) / 15d-14(a) Certification

31.2	Rule 13a-14(a) / 15d-14(a) Certification

32.1	Section 1350 Certifications

*	Indicates a management contract or any compensatory plan, contract or arrangement.
(1)	Incorporated herein by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q dated as of May 6, 2005.
(2)	Incorporated herein by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q dated as of May 6, 2005.
(3)	Incorporated herein by reference to Exhibit 10.3 of the Company’s quarterly report on Form 10-Q dated as of May 6, 2005.
(4)	Incorporated herein by reference to Exhibit 10.4 of the Company’s quarterly report on Form 10-Q dated as of May 6, 2005.