Form 10-Q
period 2005-09-30
CITRIX SYSTEMS INC
filed 2005-11-09
CIK 877890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 4, 2005 there were 176,348,865 shares of the registrant’s Common Stock, $.001 par value per share, outstanding.

CITRIX SYSTEMS, INC.

Form 10-Q

For the Quarterly Period Ended September 30, 2005

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Citrix Systems, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2005	December 31, 2004
	(unaudited)
	(In thousands, except par value)
Assets
Current assets:
Cash and cash equivalents	$508,231	$73,485
Short-term investments	—	159,656
Accounts receivable, net of allowances of $3,331 and $4,916 at September 30, 2005 and December 31, 2004, respectively	111,130	108,399
Prepaid expenses and other current assets	33,214	41,159
Current portion of deferred tax assets	43,079	43,881

Total current assets	695,654	426,580
Restricted cash equivalents and investments	63,742	149,051
Long-term investments	51,347	183,974
Property and equipment, net	70,061	69,281
Goodwill, net	572,089	361,452
Other intangible assets, net	140,369	87,172
Other assets	7,628	8,574
Deferred tax assets, long term	12,047	—

	$1,612,937	$1,286,084

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$17,791	$17,554
Accrued expenses	119,065	111,535
Income taxes payable	23,199	2,198
Current portion of deferred revenues	239,271	210,872

Total current liabilities	399,326	342,159
Long-term portion of deferred revenues	16,223	14,271
Long-term debt	75,000	—
Other liabilities	1,328	4,749

Commitments and contingencies

Stockholders’ equity:
Preferred stock at $.01 par value: 5,000 shares authorized, none issued and outstanding	—	—
Common stock at $.001 par value: 1,000,000 shares authorized; 224,069 and 212,991 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	224	213
Additional paid-in capital	1,144,651	872,659
Deferred compensation	(20,594)	(1,063)
Retained earnings	885,685	778,286
Accumulated other comprehensive income (loss)	(3,940)	7,489

	2,006,026	1,657,584
Less— common stock in treasury, at cost (49,130 and 42,608 shares at September 30, 2005 and December 31, 2004, respectively)	(884,966)	(732,679)

Total stockholders’ equity	1,121,060	924,905

	$1,612,937	$1,286,084

See accompanying notes.

Citrix Systems, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands, except per share information)
Revenues:
Product licenses	$97,262	$88,455	$279,304	$263,597
License updates	84,511	70,406	242,141	196,284
Services	45,174	28,717	118,621	67,309

Total net revenues	226,947	187,578	640,066	527,190

Cost of revenues:
Cost of product license revenues	4,828	853	8,473	3,022
Cost of services revenues	6,611	4,543	16,521	11,535
Amortization of core and product technology	4,477	3,379	11,488	10,011

Total cost of revenues	15,916	8,775	36,482	24,568

Gross margin	211,031	178,803	603,584	502,622

Operating expenses:
Research and development	27,540	21,832	79,007	63,043
Sales, marketing and support	96,632	82,612	283,061	237,544
General and administrative	31,919	26,142	89,480	78,730
Amortization of other intangible assets	3,147	1,894	7,538	4,493
In-process research and development	7,000	—	7,000	18,700

Total operating expenses	166,238	132,480	466,086	402,510

Income from operations	44,793	46,323	137,498	100,112
Interest income	6,742	2,587	16,743	10,840
Interest expense	(1,060)	(7)	(1,084)	(4,360)
Write-off of deferred debt issuance costs	—	—	—	(7,219)
Other income (expense), net	(112)	727	(18)	1,902

Income before income taxes	50,363	49,630	153,139	101,275
Income taxes	9,410	11,182	45,740	22,027

Net income	$40,953	$38,448	$107,399	$79,248

Earnings share:
Basic	$0.24	$0.23	$0.63	$0.47

Diluted	$0.23	$0.22	$0.61	$0.46

Weighted average shares outstanding:
Basic	172,870	169,148	170,921	168,647

Diluted	178,210	172,870	176,441	173,911

See accompanying notes.

Citrix Systems, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
	(In thousands)
OPERATING ACTIVITIES
Net income	$107,399	$79,248
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	19,026	14,504
Depreciation and amortization of property and equipment	15,845	15,572
Amortization of deferred stock-based compensation	1,386	—
Accretion of original issue discount and amortization of financing cost	—	4,318
Write-off of deferred debt issuance costs	—	7,219
In-process research and development	7,000	18,700
(Recovery) provision for doubtful accounts	(101)	832
Provision for product returns	4,245	4,374
Provision for inventory reserves	245	334
Tax benefit related to the exercise of non-statutory stock options and disqualifying dispositions of incentive stock options	19,306	19,783
Realized gain on investments	(658)	(537)
Other non-cash items	277	521

Total adjustments to reconcile net income to net cash provided by operating activities	66,571	85,620
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	963	(5,003)
Prepaid expenses and other current assets	2,584	14,662
Other assets	211	(298)
Deferred tax assets, net	(3,475)	1,168
Accounts payable	(670)	(3,652)
Accrued expenses	(2,587)	(11,610)
Income taxes payable	21,002	(5,491)
Deferred revenues	24,861	32,237
Other liabilities	(2,952)	(1,809)

Total changes in operating assets and liabilities, net of the effects of acquisitions	39,937	20,204

Net cash provided by operating activities	213,907	185,072

INVESTING ACTIVITIES
Purchases of available-for-sale investments	(160,382)	(138,480)
Proceeds from sales of available-for-sale investments	396,580	157,869
Proceeds from maturities of available-for-sale investments	137,616	50,081
Proceeds from maturities of held-to-maturity investments	—	195,350
Purchases of property and equipment	(16,699)	(19,298)
Cash paid for licensing agreements and core technology	—	(16,784)
Cash paid for acquisitions, net of cash acquired	(136,676)	(90,750)

Net cash provided by investing activities	220,439	137,988

FINANCING ACTIVITIES
Proceeds from issuance of common stock	60,933	25,262
Cash paid under stock repurchase programs	(135,533)	(82,808)
Proceeds from term loan and revolving credit facility	175,000	—
Payments on term loan and revolving credit facility	(100,000)	—
Cash paid to repurchase convertible subordinated debentures	—	(355,660)

Net cash provided by (used in) financing activities	400	(413,206)

Change in cash and cash equivalents	434,746	(90,146)
Cash and cash equivalents at beginning of period	73,485	182,969

Cash and cash equivalents at end of period	$508,231	$92,823

Supplemental non-cash investing activity:
(Decrease) increase in restricted cash equivalents and investments	$(85,309)	$228

Supplemental non-cash financing activity:
Fair value of stock issued in connection with acquisitions	$154,507	$117,979

See accompanying notes.

Citrix Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2005

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

The Company previously reclassified approximately $88.5 million of investments in auction rate securities that were originally classified as cash equivalents to short-term investments as of September 30, 2004 in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 95, Statement of Cash Flows. The condensed consolidated balance sheet as of September 30, 2004 and the condensed consolidated statement of cash flows for the nine months ended September 30, 2004 were adjusted to reflect the impact of the reclassification. In addition, certain other reclassifications have been made for consistent presentation.

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

Investments

Short-term investments consist of corporate securities, government securities, commercial paper and municipal securities and long-term investments primarily consist of corporate securities and government securities. Investments classified as available-for-sale are stated at fair value with unrealized gains and losses, net of taxes, reported in accumulated other comprehensive (loss) income. In accordance with SFAS No. 95, the Company classifies available-for-sale securities, including its investments in auction rate securities that are available to meet the Company’s current operational needs as short-term. Investments classified as held-to-maturity are stated at amortized cost. The Company does not recognize changes in the fair value of investments in income unless a decline in value is considered other-than-temporary.

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

Revenue Recognition

The Company markets and licenses products primarily through value-added resellers, channel distributors, system integrators, independent software vendors and original equipment manufacturers. The Company’s product licenses are generally perpetual. The Company also separately sells, primarily directly to end-users, license updates and services, which may include product training, technical support and consulting services, as well as online services.

Citrix Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2005

The Company’s packaged products are typically purchased by medium and small-sized businesses with a minimal number of locations. In these cases, the product license is delivered with the packaged product. Electronic license arrangements are used with more complex multiserver environments typically found in larger business enterprises that deploy the Company’s products on a department or enterprise-wide basis, which could require differences in product features and functionality at various customer locations. Once the Company receives a product license agreement and purchase order, “software activation keys” that enable the feature configuration ordered by the end-user are delivered. Products may be delivered indirectly by a channel distributor or original equipment manufacturers, via download from the Company’s website or directly to the end-user by the Company.

Revenue is recognized when it is earned. The Company’s revenue recognition policies are in compliance with Statement of Position (“SOP”) 97-2 Software Revenue Recognition (as amended by SOP 98-4 and SOP 98-9) and related interpretations. In addition, the Company’s online services revenue is recognized in accordance with Emerging Issues Task Force (“EITF”) No. 00-3, Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware. The Company recognizes revenue when all of the following criteria are met: persuasive evidence of the arrangement exists; delivery has occurred and the Company has no remaining obligations; the fee is fixed or determinable; and collectibility is probable. The Company defines these four criteria as follows:

•	Persuasive evidence of the arrangement exists. The Company recognizes revenue on packaged products upon shipment to distributors and resellers. For packaged product and appliance sales, it is the Company’s customary practice to require a purchase order from distributors and resellers who have previously negotiated a master packaged product distribution or resale agreement. For electronic and paper license arrangements, the Company typically requires a purchase order from the distributor, reseller or end-user (depending on the arrangement) and an executed product license agreement from the end-user. For technical support, product training and consulting services, the Company requires a purchase order and an executed agreement. For online services, the Company requires the customer or the reseller to electronically accept the terms of an online services agreement or execute a contract and generally submit a purchase order.

•	Delivery has occurred and the Company has no remaining obligations. For product license and appliance sales, the Company’s standard delivery method is free-on-board shipping point. Consequently, it considers delivery of packaged products to have occurred when the products are shipped pursuant to an agreement and purchase order. The Company considers delivery of licenses under electronic licensing agreements to have occurred when the related products are shipped and the end-user has been electronically provided the software activation keys that allow the end-user to take immediate possession of the product. For product training and consulting services, the Company fulfills its obligation when the services are performed. For license updates, technical support and online services, the Company assumes that its obligation is satisfied ratably over the respective terms of the agreements, which are typically 12 to 24 months.

•	The fee is fixed or determinable. In the normal course of business, the Company does not provide customers the right to a refund of any portion of their license fees or extended payment terms. The Company sells license updates and services, which includes technical support, product training and consulting services, and online services separately and it determines vendor specific objective evidence (“VSOE”) of fair value by the price charged for each product when sold separately or applicable renewal rates.

•	Collectibility is probable. The Company determines collectibility on a customer-by-customer basis and generally does not require collateral. The Company typically sells product licenses and license updates to distributors or resellers for whom there are histories of successful collection. New customers are subject to a credit review process that evaluates their financial position and ultimately their ability to pay. Customers are also subject to an ongoing credit review process. If the Company determines from the outset of an arrangement that collectibility is not probable, revenue recognition is deferred until customer payment is received and the other parameters of revenue recognition described above have been achieved. Management’s judgment is required in assessing the probability of collection, which is generally based on evaluation of customer specific information, historical experience and economic market conditions.

Citrix Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2005

Net revenues include the following categories: Product Licenses, License Updates and Services. Product Licenses primarily represent fees related to the licensing of the Company’s products. These revenues are reflected net of sales allowances and provisions for stock balancing return rights. Product License Updates consist of fees related to the Subscription Advantage program (the Company’s terminology for post contract support) that are recognized ratably over the term of the contract, which is typically 12-24 months. Subscription Advantage is a renewable program that provides subscribers with automatic delivery of software upgrades, enhancements and maintenance releases when and if they become available during the term of subscription. Services consist primarily of technical support services and online services revenue recognized ratably over the contract term, revenue from product training and certification, and consulting services revenue related to implementation of the Company’s products, which is recognized as the services are provided.

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

In the normal course of business, the Company does not permit product returns, but it does provide most of its distributors and value added resellers with stock balancing and price protection rights. Stock balancing rights permit distributors to return products to the Company by the forty-fifth day of the fiscal quarter, subject to ordering an equal dollar amount of the Company’s other products prior to the last day of the same fiscal quarter. Price protection rights require that the Company grant retroactive price adjustments for inventories of products held by distributors or resellers if it lowers prices for such products. The Company establishes provisions for estimated returns for stock balancing and price protection rights, as well as other sales allowances, concurrently with the recognition of revenue. The provisions are established based upon consideration of a variety of factors, including, among other things, recent and historical return rates for both specific products and distributors, estimated distributor inventory levels by product, the impact of any new product releases and projected economic conditions. Actual product returns for stock balancing and price protection provisions incurred are, however, dependent upon future events, including the amount of stock balancing activity by distributors and the level of distributor inventories at the time of any price adjustments. The Company continually monitors the factors that influence the pricing of its products and distributor inventory levels and makes adjustments to these provisions when it believes actual returns and other allowances could differ from established reserves. The Company’s ability to recognize revenue upon shipment to distributors is predicated on its ability to reliably estimate future stock balancing returns. If actual experience or changes in market condition impairs the Company’s ability to estimate returns, it would be required to defer the recognition of revenue until the delivery of the product to the end-user. Allowances for estimated product returns amounted to approximately $1.9 million and $2.3 million at September 30, 2005 and December 31, 2004, respectively. The Company has not reduced and has no current plans to reduce its prices for inventory currently held by distributors or resellers. Accordingly, there were no reserves required for price protection at September 30, 2005 and December 31, 2004. The Company also records estimated reductions to revenue for customer programs and incentive offerings including volume-based incentives. If market conditions were to decline, the Company could take actions to increase its customer incentive offerings, which could result in an incremental reduction to revenue at the time the incentive is offered.

Accounting for Stock-Based Compensation

The Company’s stock-based compensation program is a broad based, long-term retention program that is intended to attract and reward talented employees and align stockholder and employee interest. At September 30, 2005, the Company had nine stock-based employee compensation plans, including one plan assumed from the NetScaler, Inc. “NetScaler”acquisition. The Company is currently granting awards from its 2005 Equity Incentive Plan and its 2005 Employee Stock Purchase Plan. The Company’s Board of Directors has provided that no new awards will be granted under the Company’s other seven plans; however, awards previously granted under these plans and still outstanding will continue to be subject to all terms and conditions of such plans, as applicable. The number and frequency of stock option grants made under these stock-based compensation plans are based on competitive practices, operating results of the Company, the number of options available for grant under the Company’s stockholder approved plans, and other factors. All employees are eligible to participate in the Company’s stock-based program.

Citrix Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2005

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

The Company recorded deferred stock-based compensation expense related to shares issuable for unvested stock-based compensation awards assumed in 2004 as part of the Net6 acquisition and in the third quarter of 2005 as part of the NetScaler acquisition. The unvested awards assumed were accounted for in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB Opinion No. 25). All stock awards granted under the Company’s stock-based compensation plans, excluding those awards assumed from Net 6 and NetScaler have an exercise or purchase price equal to or above market value of the underlying common stock on the date of grant. Had compensation cost for the grants issued at an exercise price equal to or above market value under the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for grants under those plans consistent with the fair value method of SFAS No. 123, the Company’s cash flows would have remained unchanged; however, net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income:
As reported	$40,953	$38,448	$107,399	$79,248
Add: Total stock-based employee compensation included in net income as reported, net of related tax effects	759	—	898	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(10,906)	(10,501)	(27,263)	(37,503)

Pro forma	$30,806	$27,947	$81,034	$41,745

Basic earnings per share:
As reported	$0.24	$0.23	$0.63	$0.47

Pro forma	$0.18	$0.17	$0.47	$0.25

Diluted earnings per share:
As reported	$0.23	$0.22	$0.61	$0.46

Pro forma	$0.17	$0.16	$0.46	$0.24

Citrix Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2005

For purposes of the pro forma calculations, the fair value of each award is estimated on the date of the grant using the Black-Scholes option-pricing model, assuming no expected dividends and the following assumptions:

	Stock options granted during the
	Three Months ended September 30,		Nine Months ended September 30,
	2005	2004	2005	2004
Expected volatility factor	0.31	0.40	0.31 -0.35	0.40 – 0.49
Approximate risk free interest rate	4.0%	3.4%	3.7% - 4.0%	3.0% - 3.5%
Expected lives (in years)	3.32	4.76	3.32	4.75 – 4.76

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R requires companies to expense the value of employee stock option and similar awards. SFAS No. 123R is effective as of the beginning of the fiscal year that begins after June 15, 2005 (i.e. January 1, 2006 for the Company). As of the effective date, the Company will be required to expense all awards granted, modified, cancelled or repurchased as well as the portion of prior awards for which the requisite service has not been rendered, based on the grant-date fair value of those awards as calculated for pro forma disclosures under SFAS No. 123. SFAS No. 123R permits public companies to adopt its requirements using one of two methods: the “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123R for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date; or the “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123R for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. SFAS No. 123R also requires the gross benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current requirements. The write-off of deferred tax assets in excess of the actual deduction will be reflected in operating cash flows. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

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

3. Earnings Per Share

Basic earnings per share is calculated by dividing income available to shareholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share is computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock awards (calculated using the treasury stock method) during the period they were outstanding.

Citrix Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2005

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Numerator:
Net income	$40,953	$38,448	$107,399	$79,248

Denominator:
Denominator for basic earnings per share — weighted-average shares outstanding	172,870	169,148	170,921	168,647
Effect of dilutive employee stock awards	5,340	3,722	5,520	5,264

Denominator for diluted earnings per share — weighted-average shares outstanding	178,210	172,870	176,441	173,911

Basic earnings per share	$0.24	$0.23	$0.63	$0.47

Diluted earnings per share	$0.23	$0.22	$0.61	$0.46

Anti-dilutive weighted-average shares	30,034	35,129	27,985	32,877

4. Acquisitions

NetScaler

On August 15, 2005, the Company acquired all of the issued and outstanding capital stock of NetScaler, Inc., a privately held Delaware corporation headquartered in San Jose, California. NetScaler is a leader in high performance application networking. The total consideration for this transaction was approximately $300.0 million, net of cash acquired, comprised of approximately $138.9 million in cash, approximately 6.6 million shares of the Company’s common stock valued at approximately $154.5 million and estimated direct transaction costs of $6.1 million. The value of the common stock issued was based on 55% of the total purchase price divided by a fixed value per share defined in the merger agreement. As of September 30, 2005, there were outstanding commitments for the issuance of shares of the Company’s common stock related to the purchase consideration for NetScaler of approximately $0.5 million, which was recorded as an accrued expense in the accompanying condensed consolidated balance sheet. The Company also assumed approximately $21.4 million in unvested stock-based compensation upon the closing of the transaction that was accounted for in accordance with FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB Opinion No. 2) and was recorded as deferred stock compensation in the accompanying condensed consolidated balance sheet. The assumed awards had an excess of fair value over intrinsic value of approximately $0.5 million, which is reflected in the total consideration for the transaction. The results of operations of NetScaler are included as part of the Company’s results beginning after August 15, 2005. The sources of funds for consideration paid in this transaction consisted of available cash and investments, borrowings under the Company’s credit facility and shares of the Company’s authorized common stock. See Note 6 for more information regarding the Company’s credit facility.

Citrix Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2005

Under the purchase method of accounting, the purchase price for the acquisition was allocated to NetScaler’s net tangible and intangible assets based on their estimated fair values as of the date of the completion of the acquisition. The primary area of the purchase price allocation which is not finalized is related to in-process research and development (‘IPR&D”). Due to the preliminary nature of the allocation, amounts may be adjusted in accordance with SFAS No. 141, Business Combinations. The preliminary allocation of the total purchase price is summarized below (in thousands):

	Preliminary Purchase Price Allocation	Asset Life
Current assets	$16,316
Property and equipment	2,134	Various
In-process research and development	7,000
Intangible assets	70,200	3-6 years
Goodwill	210,306	Indefinite
Other assets	6,525

Total assets acquired	312,481

Current liabilities	11,761
Long-term liabilities	733

Total liabilities assumed	12,494
Net assets acquired, including direct transaction costs	$299,987

Current assets and current liabilities acquired from NetScaler consisted mainly of cash, accounts receivable, deferred revenues and other accrued expenses. Other assets consist primarily of deferred tax assets and long-term deposits. Long-term liabilities acquired from NetScaler consisted primarily of the long-term portion of deferred revenues. In connection with the purchase price allocation, the Company has estimated the fair value of the support, maintenance, product delivery and training obligations it assumed from NetScaler. The Company based its determination of the fair value of these obligations using estimates and assumptions provided by NetScaler’s management. The estimated fair value of these obligations was determined by utilizing a cost build up approach plus a normal profit margin. The Company did not include any costs associated with selling efforts, research and development or the related fulfillment margins on these costs as they were not deemed to represent a legal obligation at the time of the acquisition.

The $210.3 million of goodwill related to the NetScaler acquisition was assigned to the Company’s Americas segment. See Note 7 for more information regarding the Company’s segments. The goodwill recorded in relation to this acquisition is not deductible for tax purposes. Identifiable intangible assets purchased in the NetScaler acquisition and their weighted average lives are as follows:

		Asset Life
Core technologies	$35,000	6 years
Customer relationships	17,000	5 years
Tradename	14,000	6 years
Covenants not to compete	4,200	3 years

	$70,200

Net6

On December 8, 2004, the Company acquired all of the issued and outstanding capital stock of Net6, a leader in secure access gateways. The acquisition extends the Company’s ability to provide easy and secure access to virtually any resource, in both data and voice format, on-demand. Results of operations of Net6 are included as part of the Company’s Americas geographic segment and revenue from these products is included in Product Licenses revenue in the accompanying condensed consolidated statements of income. The consideration for this transaction was approximately $49.2 million and was paid in cash. In addition to the purchase price, direct transaction costs associated with the acquisition were approximately $1.7 million. The sources of funds for consideration paid in this transaction consisted of available cash and investments.

Citrix Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2005

Expertcity

On February 27, 2004, the Company acquired all of the issued and outstanding capital stock of Expertcity.com, Inc. (“Expertcity”), a market leader in Web-based desktop access, as well as a leader in Web-based meeting and customer assistance services. Results of operations are reflected in the Company’s Online Services division reportable segment and revenue from the Online Services division is included in Services revenue in the accompanying condensed consolidated statements of income. The consideration for this transaction was approximately $241.8 million, comprised of approximately $112.6 million in cash, direct transaction costs of approximately $4.4 million and approximately 5.8 million shares of the Company’s common stock valued at approximately $124.8 million. The common stock valued at $124.8 million includes $118.0 million related to the initial purchase price and the remaining balance is primarily related to additional common stock earned by Expertcity upon the achievement of certain revenue and other financial milestones during 2004 pursuant to the merger agreement, which were issued during March 2005. The fair value of the common stock earned as additional purchase price consideration was recorded as goodwill on the date earned. There is no further contingent consideration related to the transaction. The sources of funds for consideration paid in this transaction consisted of available cash and investments and shares of the Company’s authorized common stock.

Purchase Accounting for Acquisitions

The fair values used in determining the purchase price allocation for certain intangible assets for NetScaler, Net6 and Expertcity were based on estimated discounted future cash flows, royalty rates and historical data, among other information. Purchased IPR&D of approximately $7.0 million was expensed immediately upon the closing of the NetScaler acquisition in the third quarter of 2005 and $18.7 million was expensed immediately upon closing of the Expertcity acquisition in the first quarter of 2004; and such IPR&D expenses are reflected in the accompanying condensed consolidated statements of income. In addition, in the fourth quarter of 2004, $0.4 million was expensed immediately upon closing of the Net6 acquisition. All IPR&D was expensed in accordance with FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method, because such IPR&D pertained to technology that was not currently technologically feasible, meaning it had not reached the working model stage, did not contain all of the major functions planned for the product, was not ready for initial customer testing and had no alternative future use at the time of the closing of the applicable transaction. The fair value assigned to in-process research and development was determined using an income approach, which includes estimating the revenue and expenses associated with a project’s sales cycle and by estimating the amount of after-tax cash flows attributable to the projects. The future cash flows were discounted to present value utilizing an appropriate risk-adjusted rate of return, which ranged from 17% to 25%. The rate of return included a factor that takes into account the uncertainty surrounding the successful development of the IPR&D.

The results of operations of NetScaler, Net6 and Expertcity are included in the Company’s results of operations beginning after their respective acquisition dates. The following unaudited pro forma information combines the consolidated results of operations of the Company, Expertcity, Net6 and NetScaler as if the acquisitions had occurred at the beginning of fiscal year 2004 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues	$231,465	$192,483	$660,783	$546,541
Income from operations	33,973	34,071	106,724	54,037
Net income	33,232	30,547	84,117	43,105
Per share – basic	0.19	0.17	0.48	0.25
Per share – diluted	0.18	0.17	0.46	0.24

5. Goodwill and Other Intangible Assets

Goodwill. As a result of the NetScaler acquisition during the nine months ended September 30, 2005, the Company recorded approximately $210.3 million of goodwill reflected in its Americas segment. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company reviews its goodwill periodically for impairment. The Company

Citrix Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2005

completed its annual goodwill impairment test during the fourth quarter of 2004 and determined that the carrying amount of goodwill was not impaired. See Note 4 for additional information regarding the Company’s acquisitions and Note 7 for segment information.

Intangible Assets. Intangible assets are recorded at cost, less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally one to seven years. Intangible assets consist of the following (in thousands):

	September 30, 2005		December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Core and product technologies	$160,748	$78,976	$125,248	$67,488
Other	80,155	21,558	43,432	14,020

Total	$240,903	$100,534	$168,680	$81,508

Amortization of core and product technology was $4.5 million and $11.5 million for the three and nine months ended September 30, 2005, respectively, and was $3.4 million and $10.0 million for the three and nine months ended September 30, 2004, respectively, and is classified as a component of cost of revenues on the accompanying condensed consolidated statements of income. Amortization of other intangible assets was $3.1 million and $7.5 million for the three and nine months ended September 30, 2005, respectively, and was $1.9 million and $4.5 million for the three and nine months ended September 30, 2004, respectively, and is classified as a component of operating expenses on the accompanying condensed consolidated statements of income. Estimated future amortization expense is as follows (in thousands):

Year ending December 31,
2005	$28,241
2006	32,651
2007	27,595
2008	24,600
2009	20,144

6. Long-term Debt

Credit Facility

Effective on August 9, 2005, the Company entered into a senior revolving credit agreement (the “Credit Facility”) with a group of financial institutions (the “Lenders”). The Credit Facility provides for a five year revolving line of credit in the aggregate amount of $100.0 million, subject to continued covenant compliance. A portion of the revolving line of credit (i) in the aggregate amount of $25.0 million may be available for issuances of letters of credit and (ii) in the aggregate amount of $15.0 million may be available for swing line loans. The Credit Facility bears interest at LIBOR plus 0.5% and adjusts in the future in the range of 0.5% to 1.25% above LIBOR based on the level of the Company’s total debt and its adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA,”) as described in the agreement. In addition, the Company is required to pay an annual facility fee ranging from 0.125% to 0.25% based on the aggregate amount available under the Credit Facility and the level of the Company’s total debt and its adjusted EBITDA. The weighted average interest rate incurred by the Company for the period that amounts were outstanding under the Credit Facility was 4.3%. As of September 30, 2005, there were no funds borrowed or outstanding under the Credit Facility.

Term Loan

Effective on August 9, 2005, the Company entered into a term loan facility (the “Term Loan”) with a group of Lenders. The Term Loan provides for an eighteen-month single-draw term loan facility in the aggregate amount of $100.0 million. The Term Loan bears interest at LIBOR plus 0.5% and adjusts in the future in the range of 0.5% to 1.25% above LIBOR based on the level of the Company’s total debt and its adjusted EBITDA, as described in the agreement. In addition, the Company is required to pay an annual facility fee ranging from 0.125% to 0.25% based on the aggregate amount of the Term

Citrix Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2005

Loan and the level of the Company’s total debt and its adjusted EBITDA. The weighted average interest rate incurred on the Term Loan was 4.8% as of September 30, 2005. As of September 30, 2005, $75.0 million was outstanding under the term loan facility.

The Company incurred $0.8 million in interest expense on its long-term borrowings for the three and nine months ended September 30, 2005.

The Credit Facility and the Term Loan contain customary default provisions, and the Company must comply with various financial and non-financial covenants. The financial covenants consist of a minimum interest coverage ratio and a maximum consolidated leverage ratio. The primary non-financial covenants limit the Company’s ability to pay dividends (other than pursuant to the Dividend Reinvestment Plan, which is discussed in Note 10), conduct certain mergers or acquisitions, make certain investments and loans, incur future indebtedness or liens, alter the Company’s capital structure or sell stock or assets, subject to certain limits. As of September 30, 2005, the Company was in compliance with all covenants under the Credit Facility and the Term Loan.

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

7. Segment Information

The Company operates in a single market consisting of the design, development, marketing, sales and support of access infrastructure products and services for enterprise applications and online services. The Company’s revenues are derived from sales of Access Suite products, Gateways products, Application Networking products and related services in the Americas, Europe, the Middle East and Africa (“EMEA”) and Asia-Pacific regions and from online access services sold by its Online Services division. These three geographic regions and the Online Services division constitute the Company’s four reportable segments.

The Company does not engage in intercompany revenue transfers between segments. The Company’s management evaluates performance based primarily on revenues in the geographic locations in which the Company operates and separately evaluates revenues from the Online Services division. Segment profit for each segment includes certain sales, marketing, research and development, general and administrative expenses directly attributable to the segment and excludes certain expenses that are managed outside the reportable segments. Costs excluded from segment profit primarily consist of research and development costs associated with the Access Suite products, amortization of core and product technology and other intangible assets, interest, corporate expenses and income taxes, as well as charges for in-process research and development. Corporate expenses are comprised primarily of corporate marketing costs, operations and certain general and administrative expenses, which are separately managed. Accounting policies of the segments are the same as the Company’s consolidated accounting policies.

Citrix Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2005

Net revenues and segment profit (loss), classified by the Company’s four reportable segments are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net revenues:
Americas (1)	$102,527	$86,718	$281,167	$245,857
EMEA (2)	77,817	68,426	231,413	204,804
Asia-Pacific	20,440	18,346	57,114	49,190
Online Services division	26,163	14,088	70,372	27,339

Consolidated	$226,947	$187,578	$640,066	$527,190

Segment profit (loss):
Americas (1)	$51,945	$52,699	$150,438	$147,401
EMEA (2)	47,100	41,421	137,652	122,104
Asia-Pacific	6,692	6,011	16,021	15,145
Online Services division	5,386	2,161	14,216	(2,493)
Unallocated expenses (3):
Amortization of intangible assets	(7,624)	(5,273)	(19,026)	(14,504)
Research and development	(24,409)	(21,172)	(70,738)	(60,169)
In-process research and development	(7,000)	—	(7,000)	(18,700)
Net interest and other income	5,570	3,307	15,641	1,163
Other corporate expenses	(27,297)	(29,524)	(84,065)	(88,672)

Consolidated income before income taxes	$50,363	$49,630	$153,139	$101,275

(1)	The Americas segment is comprised of the United States, Canada and Latin America.
(2)	Defined as Europe, the Middle East and Africa.
(3)	Represents expenses presented to management on a consolidated basis only and not allocated to the operating segments.

Identifiable assets classified by the Company’s four reportable segments are shown below (in thousands):

	September 30, 2005	December 31, 2004
Identifiable assets:
Americas	$1,227,445	$537,199
EMEA	133,217	483,637
Asia-Pacific	39,406	43,240
Online Services division	212,869	222,008

Total identifiable assets	$1,612,937	$1,286,084

The increase in identifiable assets in the Americas segment is primarily due to the repatriation of certain of the Company’s foreign earnings from the Company’s EMEA segment to its Americas segment pursuant to the provisions of the American Jobs Creation Act (the “AJCA”) and goodwill and intangible assets associated with the acquisition of NetScaler. See Note 4 for additional information regarding the Company’s acquisitions and Note 10 for additional information regarding the AJCA.

8. Derivative Financial Instruments

As of September 30, 2005 and December 31, 2004, the Company had $4.0 million and $12.6 million of derivative assets, respectively, and $8.4 million and $7.9 million of derivative liabilities, respectively, representing the fair values of the Company’s outstanding derivative instruments, which are recorded in other current assets, other assets, accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets. The change in the derivative component in accumulated other comprehensive income (loss) includes unrealized gains or losses that arose from changes in market value

Citrix Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2005

of derivatives that were held during the period, and gains or losses that were previously unrealized, but have been recognized in current period net income due to termination or maturities of derivative contracts. This reclassification has no effect on total comprehensive income (loss) or stockholders’ equity. The following table presents these components of accumulated other comprehensive income (loss), net of tax for the Company’s derivative instruments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Unrealized losses on derivative instruments	$(919)	$1,023	$(8,615)	$(526)
Reclassification of realized gains	352	(906)	(2,349)	(5,947)

Net change in accumulated other comprehensive income due to derivative instruments	$(567)	$117	$(10,964)	$(6,473)

Cash Flow Hedges. As of September 30, 2005 and December 31, 2004, the Company had in place foreign currency forward sale contracts with a notional amount of $156.5 million and $39.0 million, respectively, and foreign currency forward purchase contracts with a notional amount of $100.2 million and $165.0 million, respectively. The fair value of these contracts at September 30, 2005 and December 31, 2004 were assets of $4.0 million and $11.5 million, respectively and liabilities of $8.4 million and $3.5 million, respectively. A substantial portion of the Company’s anticipated overseas expenses will be transacted in local currencies. To protect against fluctuations in operating expenses and the volatility of future cash flows caused by changes in currency exchange rates, the Company has established a program that uses forward foreign exchange contracts to hedge its exposure to these potential changes. The terms of these instruments, and the hedged transactions to which they relate, generally do not exceed 12 months. Currencies hedged are Euros, British pounds sterling, Swiss francs, Australian dollars, Japanese yen, Canadian dollars and Hong Kong dollars. There was no material ineffectiveness of the Company’s foreign currency forward contracts for the three and nine months ended September 30, 2005 or 2004.

Fair Value Hedges. The Company uses interest rate swap instruments to hedge against the changes in fair value of certain of its available-for-sale securities due to changes in interest rates. Each of the instruments swap the fixed rate interest on the underlying investments for a variable rate based on the London Interbank Offered Rate, or LIBOR, plus a specified margin. Changes in the fair value of the interest rate swap instruments are recorded in earnings along with related designated changes in the value of the underlying investments. During the third quarter of 2005, the Company sold underlying fixed rate available-for-sale investments with a notional value of $193.9 million. As a result of the sale of the investments and the termination of the related swaps, the Company realized a net gain of $0.2 million, which is included in other income (expense), net. The Company held no remaining interest rate swap instruments as of September 30, 2005. The fair value of the instruments at December 31, 2004 were assets of $1.1 million and liabilities of approximately $4.4 million. There was no material ineffectiveness of the Company’s interest rate swaps for the period that they were held during the three and nine months ended September 30, 2005 or 2004.

Derivatives Not Designated as Hedges. The Company utilizes certain derivative instruments that either do not qualify or are not designated for hedge accounting treatment under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations. Accordingly, changes in the fair value of these contracts, if any, are recorded in other (expense) income, net.

During 2005, the Company was a party to three credit default contracts that had an aggregate notional amount of $75.0 million which it terminated during the third quarter of 2005. The purpose of the credit default contracts was to provide additional yield on certain of the Company’s underlying available-for-sale investments. Under the terms of these contracts, the Company had assumed the default risk, above a certain threshold, of a portfolio of specified referenced issuers in exchange for a fixed yield that is recorded in interest income. In the event of default by underlying referenced issuers above specified amounts, the Company would had to have paid the counterparty an amount equivalent to its loss, not to exceed the notional value of the contract. The primary risk associated with these contracts was the default risk of the underlying issuers. The risk levels of these instruments were equivalent to “AAA,” or better single securities. At December 31, 2004, the Company had restricted approximately $86.3 million of investment securities as collateral for these contracts and interest rate swaps, which is included in restricted cash equivalents and investments in the accompanying 2004 consolidated balance sheet. The Company maintained the ability to manage the composition of the restricted investments within certain limits and

Citrix Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2005

to withdraw and use excess investment earnings from the restricted collateral for operating purposes. There were no restricted amounts related to these contracts as of September 30, 2005 due to their termination during the quarter. As a result of the termination of the credit default contracts, the Company realized a net gain of $0.4 million, which is included in other income (expense), net.

9. Comprehensive Income

The components of comprehensive income, net of tax, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income	$40,953	$38,448	$107,399	$79,248
Other comprehensive income:
Change in unrealized gain (loss) on available-for-sale securities	(474)	328	(465)	(268)
Net change due to derivative instruments	(567)	117	(10,964)	(6,473)

Comprehensive income	$39,912	$38,893	$95,970	$72,507

The components of accumulated other comprehensive (loss) income, net of tax, are as follows (in thousands):

	September 30, 2005	December 31, 2004
Unrealized gain on available-for-sale securities	$5	$470
Unrealized (loss) gain on derivative instruments	(3,945)	7,019

Accumulated other comprehensive (loss) income	$(3,940)	$7,489

10. Income Taxes

On October 22, 2004, the AJCA was signed into law. The AJCA provides for an 85% dividends received deduction on dividend distributions of foreign earnings to a U.S. taxpayer, if certain conditions are met. During the second quarter of fiscal 2005, the Company completed its evaluation of the effects of the repatriation provision of the AJCA and the Company’s Chief Executive Officer and Board of Directors approved its Domestic Reinvestment Plan (“DRP”) under the AJCA. On September 27, 2005, the Company repatriated approximately $503 million of certain foreign earnings, of which $500 million qualified for the 85% dividends received deduction. During the second quarter of 2005, the Company recorded an estimated tax provision of approximately $24.9 million related to the repatriation. Additionally, during the second quarter of 2005, the Company recorded the reversal of approximately $8.8 million for income taxes on certain foreign earnings for which a deferred tax liability had been previously recorded. As a result, a net income tax expense of approximately $16.1 million was recognized during the nine months ended September 30, 2005. Other than the one-time repatriation provision under the AJCA, the Company does not expect to remit earnings from its foreign subsidiaries.

The Company maintains certain operational and administrative processes in overseas subsidiaries and its foreign earnings are taxed at lower foreign tax rates. The Company’s effective tax rate was approximately 18.7% and 21.8% for the nine months ended September 30, 2005 and the nine months ended September 30, 2004, respectively. The decrease in the Company’s effective tax rate is due to various factors including the decrease in its taxable income in geographic areas that are taxed at a higher rate and the NetScaler acquisition. See Note 4 for additional information regarding the Company’s acquisition.

11. Stock Repurchase Programs

The Company’s Board of Directors authorized an ongoing stock repurchase program with a total repurchase authority granted to the Company of $1 billion, of which $200 million was authorized in February 2005. The objective of the

Citrix Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2005

Company’s stock repurchase program is to improve stockholders’ returns. At September 30, 2005, approximately $106.4 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock.

The Company is authorized to make open market purchases of its common stock using general corporate funds. Additionally, the Company enters into structured stock repurchase arrangements with large financial institutions using general corporate funds as part of its stock repurchase program in order to lower the average cost to acquire shares. These programs include terms that require the Company to make up-front payments to the counter-party financial institution and result in the receipt of stock during and/or at the end of the agreement or depending on market conditions, the receipt of either stock or cash at the maturity of the agreement.

The Company expended approximately $94.0 million and $39.6 million, net of premiums received, in the three months ended September 30, 2005 and 2004, respectively and $135.5 million and $82.8 million, net of premiums received, during the nine months ended September 30, 2005 and 2004, respectively, under all of its stock repurchase transactions. During the three months ended September 30, 2005 the Company took delivery of a total of 3,439,697 shares of outstanding common stock with an average price of $23.99 and during the nine months ended September 30, 2005, the Company took delivery of a total of 6,521,807 shares of outstanding common stock with an average per share price of $23.19. During the three months ended September 30, 2004, the Company took delivery of a total of 2,952,823 shares of outstanding common stock with an average per share price of $17.75 and during nine months ended September 30, 2004, the Company took delivery of a total of 4,012,646 shares of outstanding common stock with an average per share price of $18.50. Some of these shares were received pursuant to prepaid programs. Since the inception of the stock repurchase program, the average cost of shares acquired was $17.43 per share compared to an average close price during open trading windows of $20.00 per share. In addition, a significant portion of the funds used to repurchase stock was funded by proceeds from employee stock option exercises and the related tax benefits. As of September 30, 2005, the Company has remaining prepaid notional amounts of approximately $37.4 million under structured stock repurchase agreements, which expire on various dates through January 2006. Due to the fact that the total shares to be received for the open repurchase agreements at September 30, 2005 is not determinable until the contracts mature, the above price per share amounts exclude the remaining shares to be received subject to the agreements.

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

The initial term of the synthetic lease is seven years. Upon approval by the lessor, the Company can renew the lease twice for additional two-year periods. At any time during the lease term, the Company has the option to sublease the property and upon 30 days’ written notice, the Company has the option to purchase the property for an amount representing the original property cost and transaction fees of approximately $61.0 million plus any lease breakage costs and outstanding amounts owed. Upon at least 180 days’ notice prior to the termination of the initial lease term, the Company has the option to remarket the property for sale to a third party. If the Company chooses not to purchase the property at the end of the lease term, it has guaranteed a residual value to the lessor of approximately $51.9 million and possession of the buildings will be returned to the lessor. On a periodic basis, the Company evaluates the property for indicators of impairment. If an evaluation were to indicate that fair value of the building were to decline below $51.9 million, the Company would be responsible for the difference under its residual value guarantee, which could have a material adverse effect on the Company’s results of operations and financial condition.

Citrix Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2005

The synthetic lease includes certain financial covenants including a requirement for the Company to maintain a pledged balance of approximately $62.8 million in cash and/or investment securities as collateral. This amount is included in restricted cash equivalents and investments in the accompanying condensed consolidated balance sheets. The Company maintains the ability to manage the composition of the restricted investments within certain limits and to withdraw and use excess investment earnings from the restricted collateral for operating purposes. Additionally, the Company must maintain a minimum cash and investment balance of $100.0 million, excluding the Company’s collateralized investments, equity investments and outstanding debt, as of the end of each fiscal quarter. As of September 30, 2005, the Company had approximately $384.1 million in cash and investments in excess of those required levels. The synthetic lease includes non-financial covenants including maintenance of the properties and adequate insurance, prompt delivery of financial statements to the lender of the lessee and prompt payment of taxes associated with the properties. As of September 30, 2005, the Company was in compliance with all material provisions of the arrangement.

Office Leases

During 2002 and 2001, the Company took actions to consolidate certain of its offices, including the exit of certain leased office space and the abandonment of certain leasehold improvements. Lease obligations related to these existing operating leases continue to 2025 with a total remaining obligation at September 30, 2005 of approximately $19.7 million, of which $2.1 million was accrued for as of September 30, 2005, and is reflected in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets. In calculating this accrual, the Company made estimates, based on market information, including the estimated vacancy periods and sublease rates and opportunities. The Company periodically re-evaluates its estimates and if actual circumstances prove to be materially worse than management has estimated, the total charges for these vacant facilities could be significantly higher.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We design, develop and market access infrastructure software, services and products. We market and license our products through multiple channels such as value-added resellers, channel distributors, system integrators, independent software vendors, our websites, original equipment manufacturers and directly to customers. We also promote our products through relationships with a wide variety of industry participants, including Microsoft Corporation or Microsoft.

Acquisitions

NetScaler

On August 15, 2005, we acquired all of the issued and outstanding capital stock of NetScaler, Inc., a privately held Delaware corporation headquartered in San Jose, California. NetScaler is a leader in high performance application networking. The total consideration for this transaction was approximately $300.0 million, net of cash acquired, comprised of approximately $138.9 million in cash, approximately 6.6 million shares of our common stock valued at approximately $154.5 million and estimated direct transaction costs of $6.1 million. The value of the common stock issued was based on 55% of the total purchase price divided by a fixed value per share defined in the merger agreement. As of September 30, 2005, there were outstanding commitments for the issuance of shares of our common stock related to the purchase consideration for NetScaler of approximately $0.5 million, which was recorded as an accrued liability in our condensed consolidated balance sheet. We also assumed approximately $21.4 million in unvested stock-based compensation upon the closing of the transaction. The assumed awards had an excess of fair value over intrinsic value of approximately $0.5 million and is reflected in the total consideration for the transaction. The results of operations of NetScaler are included in our results beginning after August 15, 2005. The sources of funds for consideration paid in this transaction consisted of available cash and investments, borrowings under our credit facility and shares of our authorized common stock. See note 6 to our condensed consolidated financial statements for more information regarding our credit facility.

Under the purchase method of accounting, the purchase price for the acquisition was allocated to NetScaler’s net tangible and intangible assets based on their estimated fair values as of the date of the completion of the acquisition. The primary area of the purchase price allocation which is not finalized is related to in-process research and development, or IPR&D. Due to the preliminary nature of the allocation, amounts may be adjusted in accordance with Statement of Financial Accounting Standards, or SFAS, No 141, Business Combinations. The preliminary allocation of the total purchase price is summarized below (in thousands):

	Preliminary Purchase Price Allocation	Asset Life
Current assets	$16,316
Property and equipment	2,134	Various
In-process research and development	7,000
Intangible assets	70,200	3-6 years
Goodwill	210,306	Indefinite
Other assets	6,525

Assets acquired	312,481
Current liabilities	11,761
Long-term liabilities	733

Total liabilities assumed	12,494

Net assets acquired, including direct transaction costs	$299,987

Current assets and current liabilities acquired from NetScaler consisted mainly of cash, accounts receivable, deferred revenues and other accrued expenses. Other assets consist primarily of deferred tax assets and long-term deposits. Long-term liabilities acquired from NetScaler consist primarily of the long-term portion of deferred revenues. In connection with the purchase price allocation, we have estimated the fair value of the support, maintenance, product delivery and training obligations we assumed from NetScaler. We based our determination of the fair value of these obligations using estimates and assumptions provided by NetScaler’s management. The estimated fair value of these obligations was determined by utilizing a cost build up approach plus a normal profit margin. We did not include any costs associated with selling efforts, research and development or the related fulfillment margins on these costs as they were not deemed to represent a legal obligation at the time of the acquisition.

Intangible assets acquired in the NetScaler acquisition are comprised of core technologies, trade names, covenants not to compete and customer relationships. The goodwill recorded in relation to the NetScaler acquisition is not deductible for tax purposes. The valuation of the trade names for NetScaler was determined based on assigning a royalty rate to the revenue stream that was expected from the services using the trade name. The pre-tax royalty rate was applied to the product revenue and discounted to a present value. The valuation of core and product technology was based on the estimated discounted future cash flows associated with NetScaler’s existing products. The value of customer relationships was determined based on NetScaler’s estimated future discounted cash flows of the relationships in place after considering historical attrition rates.

Net6

On December 8, 2004, we acquired all of the issued and outstanding capital stock of Net6, Inc. or Net6, a leader in providing secure access gateways. The acquisition extends our ability to provide easy and secure access to virtually any resource, both data and voice, on-demand. Results of operations of Net6 are included as part of our Americas geographic segment and revenue from these products is included in our Product Licenses revenue in our condensed consolidated statements of income. The consideration for this transaction was approximately $49.2 million paid in cash. In addition to the purchase price, there was direct transaction costs associated with the acquisition of approximately $1.7 million. The sources of funds for consideration paid in this transaction consisted of available cash and investments.

Expertcity

On February 27, 2004, we acquired all of the issued and outstanding capital stock of Expertcity.com, Inc. or Expertcity, a market leader in Web-based desktop access as well as a leader in Web-based meeting and customer assistance services. Results of operations are reflected in our Online Services division reportable segment and revenue from our Online Services division is included in our Services revenue in our condensed consolidated statements of income. The consideration for this transaction was approximately $241.8 million, comprised of approximately $112.6 million in cash, direct transaction costs of approximately $4.4 million and approximately 5.8 million shares of our common stock valued at approximately $124.8 million. The common stock valued at $124.8 million includes $118.0 million related to the initial purchase price and the remaining balance is primarily related to additional common stock earned by Expertcity upon the achievement of certain revenue and other financial milestones during 2004 pursuant to the merger agreement, which were issued in March 2005. The fair value of the common stock earned as additional purchase price consideration was recorded as goodwill on the date earned. The sources of funds for consideration paid in this transaction consisted of available cash and investments and our authorized common stock. There is no additional contingent consideration related to the transaction.

In-process Research and Development

We expensed purchased IPR&D of approximately $7.0 million related to the NetScaler acquisition, $0.4 million related to the Net6 acquisition and $18.7 million related to the Expertcity acquisition immediately upon the closing of the mergers. For more information regarding the IPR&D acquired from acquisitions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations” and note 4 to our condensed consolidated financial statements.

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

In the normal course of business, we do not permit product returns, but we do provide most of our distributors and value added resellers with stock balancing and price protection rights. In accordance with the provisions of our warranties, we also provide end-users of our products the right to replacement products, as applicable. Stock balancing rights permit distributors to return products to us up to the forty-fifth day of the fiscal quarter, subject to ordering an equal dollar amount of our other products prior to the last day of the same fiscal quarter. Price protection rights require that we grant retroactive price adjustments for inventories of our products held by distributors or resellers if we lower our prices for such products. We establish provisions for estimated returns for stock balancing and price protection rights, as well as other sales allowances, concurrently with the recognition of revenue. The provisions are established based upon consideration of a variety of factors, including, among other things, recent and historical return rates for both specific products and distributors, estimated distributor inventory levels by product, the impact of any new product releases and projected economic conditions. Actual product returns for stock balancing and price protection provisions incurred are, however, dependent upon future events, including the amount of stock balancing activity by our distributors and the level of distributor inventories at the time of any price adjustments. We continually monitor the factors that influence the pricing of our products and distributor inventory levels and make adjustments to these provisions when we believe actual returns and other allowances could differ from established reserves. Our ability to recognize revenue upon shipment to our distributors is predicated on our ability to reliably estimate future stock balancing returns. If actual experience or changes in market condition impairs our ability to estimate returns, we would be required to defer the recognition of revenue until the delivery of the product to the end-user. Allowances for estimated product returns amounted to approximately $1.9 million at September 30, 2005 and $2.3 million at December 31, 2004. The decrease in allowances for estimated product returns is a reflection of the decrease in stock rotation experience primarily due to a reduction in packaged product inventory held by our distributors resulting from an increase in enterprise customer license arrangements, which are typically delivered electronically. We have not reduced and have no current plans to reduce our prices for inventory currently held by distributors or resellers. Accordingly, there were no reserves required for price protection at September 30, 2005 and December 31, 2004. We also record reductions to revenue for customer programs and incentive offerings including volume-based incentives, at the time the sale is recorded. If market conditions were to decline, we could take actions to increase our customer incentive offerings, which could result in an incremental reduction to our revenue at the time the incentive is offered.

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

Statement of Financial Accounting Standards, or SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, defines a fair value method of accounting for issuance of stock options and other equity instruments.

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

As of September 30, 2005, we had nine stock-based employee compensation plans, including one plan assumed from the NetScaler acquisition. We are currently granting awards from our 2005 Equity Incentive Plan and our 2005 Employee Stock Purchase Plan. Our Board of Directors has provided that no new awards will be granted under our other seven plans; however, awards previously granted under these plans and still outstanding will continue to be subject to all terms and conditions of such plans, as applicable. We typically grant stock options for a fixed number of shares to employees and non-employee directors with an exercise price equal to or above the fair value of the shares at the date of grant. As discussed in note 2 to our condensed consolidated financial statements, we apply the intrinsic value method under APB Opinion No. 25 and related interpretations in accounting for our plans except for certain unvested awards assumed as part of our NetScaler and Net6 acquisitions, which were accounted for in accordance with Financial Accounting Standards

Board, or FASB, Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB Opinion No. 25). Stock-based compensation cost has been reflected in net income for the amounts related to the awards assumed as part of the NetScaler and Net6 acquisitions, which had an exercise price below market value on the date of grant. The impact of our fixed stock plans and our stock purchase plan on our condensed consolidated financial statements from the use of options is reflected in the calculation of earnings per share in the form of dilution.

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R requires companies to expense the value of employee stock options and similar awards. SFAS No. 123R is effective as of the beginning of the fiscal year that begins after June 15, 2005 (i.e. January 1, 2006 for the Company). As of the effective date, we will be required to expense all awards granted, modified, cancelled or repurchased as well as the portion of prior awards for which the requisite service has not been rendered, based on the grant-date fair value of those awards as calculated for pro forma disclosures under SFAS No. 123. SFAS No. 123R permits public companies to adopt its requirements using one of two methods: the “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123R for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date; or the “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123R for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce our net operating cash flows and increase net financing cash flows in periods after adoption.

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

The following table (in thousands, except option price) provides information as of September 30, 2005 about the securities authorized for issuance to our employees and non-employee directors under our fixed stock compensation plans, consisting of our Amended and Restated 1995 Stock Plan, the Second Amended and Restated 1995 Employee Stock Purchase Plan, the 1995 Non-Employee Director Option Plan and the Second Amended and Restated 2000 Director and Officer Stock Option and Incentive Plan, the Amended and Restated 2000 Stock Incentive Plan of Net6 Inc., the Amended and Restated 2003 Stock Incentive Plan of Net6, Inc., the 2005 Equity Incentive Plan, the 2005 Employee Stock Purchase Plan and NetScaler, Inc.’s 1997 Stock Plan, or the NetScaler Plan:

	(A)	(B)	(C)
Plan	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	35,531	$25.79	8,025
Equity compensation plans not approved by security holders*	1,039	4.80	—

Total	36,570	$25.19	8,025

*	Consists of the NetScaler Plan assumed in our NetScaler acquisition and the Amended and Restated 2000 Stock Incentive Plan of Net6 Inc. and the Amended and Restated 2003 Stock Incentive Plan of Net6 Inc., assumed in our Net6 acquisition.

The following table provides information about stock options granted for the nine months ended September 30, 2005 and for the year ended December 31, 2004 for employees, non-employee directors and for certain executive officers. The stock option data for listed officers relates to our Named Executive Officers. The “Named Executive Officers” for the nine months ended September 30, 2005 and for the year ended December 31, 2004 consist of our chief executive officer and our four other most highly compensated executive officers who earned a total salary and bonus in excess of $100,000 in 2004, as reported in our Proxy Statement dated April 1, 2005 and who are current employees:

	Nine Months Ended September 30, 2005	Year Ended December 31, 2004
Net grants to all employees, non-employee directors and executive officers as a percent of outstanding shares (1) (2)	2.00%	1.73%

Grants to Named Executive Officers as a percent of outstanding shares (2)	0.24%	0.17%

Grants to Named Executive Officers as a percent of total options granted	7.95%	4.83%

Cumulative options held by Named Executive Officers as a percent of total options outstanding (3)	10.64%	9.66%

(1)	Net grants represent total options granted during the period net of options forfeited during the period.
(2)	Calculation is based on outstanding shares of common stock as of the beginning of the respective period.
(3)	Calculation is based on total options outstanding as of the end of the respective period.

The following table presents our option activity from December 31, 2003 through September 30, 2005 (in thousands, except weighted-average exercise price). Some amounts may not add due to rounding.

	Shares Available for Grant	Options Outstanding
		Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2003	37,025	38,222	$24.56
Granted at market value	(5,638)	5,638	20.97
Granted below market value	(52)	52	3.86
Exercised	—	(4,492)	13.06
Forfeited/cancelled	2,491	(2,491)	25.14
Additional shares reserved	9,046	N/A	N/A

Balance at December 31, 2004	42,872	36,928	25.20

Granted at market value	(4,120)	4,120	23.21
Granted below market value	(961)	961	2.58
Granted above market value	(76)	76	32.81
Exercised	—	(3,767)	14.21
Forfeited/cancelled	1,748	(1,748)	32.24
New plans (1)	11,136	N/A	N/A
Plan retirement (2)	(51,945)	N/A	N/A
Additional shares reserved	9,371	N/A	N/A

Balance at September 30, 2005	8,025	36,570	25.19

(1)	Represents shares available for grant under our 2005 Equity Incentive Plan, the 2005 Employee Stock Purchase Plan and the NetScaler Plan assumed in the NetScaler acquisition. No additional awards will be granted from the NetScaler Plan.
(2)	Represents shares no longer available for grant due the resolution of our Board of Directors that upon stockholder approval of the 2005 Equity Incentive Plan and the 2005 Employee Stock Purchase Plan, no new awards will be granted under our Amended and Restated 1995 Stock Option Plan, the Second Amended and Restated 2000 Director and Officer Stock Option and Incentive Plan, the Amended and Restated 1995 Non-Employee Director Stock Option Plan and the Third Amended and Restated 1995 Employee Stock Purchase Plan.

A summary of our in-the-money and out-of-the-money option information as of September 30, 2005 is as follows (in thousands, except weighted average exercise price):

	Exercisable		Unexercisable		Total
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
In-the-money	13,769	$16.90	10,957	$18.08	24,726	$17.42
Out-of-the-money (1)	11,711	41.59	133	25.71	11,844	41.41

Total options outstanding	25,480	28.25	11,090	18.17	36,570	25.19

(1)	Out-of-the-money options are those options with an exercise price equal to or above the closing price of $25.14 per share for our common stock at September 30, 2005.

The following table provides information with regard to our stock option grants during the nine months ended September 30, 2004 to the Named Executive Officers:

	Individual Grants (1)		Expiration Date
	Number of Securities Underlying Options Grant (#)	Exercise Price ($/share)
Mark Templeton	100,000	$22.50	April 28, 2010
	100,000	$23.83	July 28, 2010
John Burris	37,500	$22.50	April 28, 2010
	37,500	$23.83	July 28, 2010
David Henshall	30,000	$22.50	April 28, 2010
	30,000	$23.83	July 28, 2010
David Friedman	20,000	$22.50	April 28, 2010
	20,000	$23.83	July 28, 2010
Stefan Sjostrom	17,500	$22.50	April 28, 2010
	17,500	$23.83	July 28, 2010

(1)	These options vest over 3 years at a rate of 33.3% of the shares underlying the option one year from the date of the grant and at a rate of 2.78% monthly thereafter.

The following table presents certain information regarding option exercises and outstanding options held by our current Named Executive Officers as of and for the quarter ended September 30, 2005:

	Shares Acquired on Exercise (#)	Value Realized ($)(1)	Number of Securities Underlying Unexercised (#) Options at September 30, 2005		Value of Unexercised In-the-Money Options at September 30, 2005 ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable(2)
Mark Templeton	50,000	$525,000	2,051,720	300,780	$10,830,800	$1,350,195
John Burris	—	$—	491,951	163,175	$1,240,248	$803,447
David Henshall	10,000	$106,290	125,417	184,583	$1,264,813	$1,136,437
David Friedman	—	$—	112,863	117,137	$1,788,663	$1,164,512
Stefan Sjostrom	4,833	$72,063	258,330	83,930	$408,656	$550,521

(1)	Amounts disclosed in this column were calculated based on the difference between the fair market value of our common stock on the date of exercise and the exercise price of the options in accordance with regulations promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and do not reflect amounts actually received by the named officers.
(2)	Value is based on the difference between the option exercise price and the fair market value at September 30, 2005 ($25.14 per share), multiplied by the number of shares underlying the option.

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

Results of Operations

Our operations consist of the design, development, marketing and support of access infrastructure software, products and services that enable effective and efficient enterprise-wide deployment and management of applications and information. The following table sets forth our condensed consolidated statements of income data and presentation of that data as a percentage of change from period-to-period (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30, 2005 vs. September 30, 2004	Nine Months Ended September 30, 2005 vs. September 30, 2004
	2005	2004	2005	2004
Revenues:
Product licenses	$97,262	$88,455	$279,304	$263,597	10.0%	6.0%
License updates	84,511	70,406	242,141	196,284	20.0	23.4
Services	45,174	28,717	118,621	67,309	57.3	76.2

Total net revenues	226,947	187,578	640,066	527,190	21.0	21.4

Cost of revenues:
Cost of product license revenues	4,828	853	8,473	3,022	466.0	180.4
Cost of services revenues	6,611	4,543	16,521	11,535	45.5	43.2
Amortization of core and product technology	4,477	3,379	11,488	10,011	32.5	14.8

Total cost of revenues	15,916	8,775	36,482	24,568	81.4	48.5

Gross margin	211,031	178,803	603,584	502,622	18.0	20.1

Operating expenses:
Research and development	27,540	21,832	79,007	63,043	26.1	25.3
Sales, marketing and support	96,632	82,612	283,061	237,544	17.0	19.2
General and administrative	31,919	26,142	89,480	78,730	22.1	13.7
Amortization of other intangible assets	3,147	1,894	7,538	4,493	66.2	67.8
In-process research and development	7,000	—	7,000	18,700	*	(62.6)

Total operating expenses	166,238	132,480	466,086	402,510	25.5	15.8

Income from operations	44,793	46,323	137,498	100,112	(3.3)	37.3
Interest income	6,742	2,587	16,743	10,840	160.6	54.5
Interest expense	(1 060)	(7)	(1,084)	(4,360)	*	(75.1)
Write-off of deferred debt issuance costs	—	—	—	(7,219)	*	*
Other income, net	(112)	727	(18)	1,902	(115.4)	(100.9)

Income before income taxes	50,363	49,630	153,139	101,275	1.5	51.2
Income taxes	9,410	11,182	45,740	22,027	(15.8)	107.7

Net income	$40,953	$38,448	$107,399	$79,248	6.5%	35.5%

*	Not meaningful.

Net Revenues. Net revenues include the following categories: Product Licenses, License Updates, and Services. Product Licenses primarily represent fees related to the licensing of our Access Suite products, Application Networking products and our Gateways products. These amounts are reflected net of sales allowances and provisions for stock balancing return rights. In addition, we offer incentive programs to our channel distributors and value-added resellers to stimulate demand for our products. Revenues associated with these programs are partially offset by these incentives to our channel distributors and value-added resellers. Our Presentation Server product accounted for approximately 83.1% of our Product License revenue for the three months ended September 30, 2005 and 87.2% for the nine months ended September 30, 2005 and 93.3% of our Product License revenue for the three months ended September 30, 2004 and 95.0% for the nine months ended September 30, 2004. The decrease in Presentation Server product revenue as a percent of our Product License revenue for the three and nine months ended September 30, 2005 compared to the three and nine months ended September 30, 2004 is due to an increase in sales of our Access Suite and to a lesser extent sales of our Application Networking and Gateways products. License Updates consist of fees related to our Subscription Advantage program that are recognized ratably over the term of the contract, which is typically 12 to 24 months. Subscription Advantage (our terminology for post contract support) is an annual renewable program that provides subscribers with automatic delivery of software upgrades, enhancements and maintenance releases when and if they become available during the term of the subscription. Services consist primarily of technical support services and online services revenue recognized ratably over the contract term, revenue from product training and certification, and consulting services revenue related to implementation of our software products, which are recognized as the services are provided.

Net revenues increased $39.4 million for the three months ended September 30, 2005 compared to the three months ended September 30, 2004 and increased $112.9 million for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. Product License revenue increased $8.8 million for the three months ended September 30, 2005 compared to the three months ended September 30, 2004 and increased $15.7 million for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 due to increased sales of our Access Suite, our new Application Networking products, obtained in our NetScaler acquisition, and our Gateways products, obtained in our Net6 acquisition. Revenues associated with these programs are partially offset by these incentives to our channel distributors and value-added resellers. License Updates revenue increased $14.1 million for the three months ended September 30, 2005 compared to the three months ended September 30, 2004 and increased $45.9 million for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 due primarily to increased renewals of our Subscription Advantage program. Services revenue increased $16.5 million for the three months ended September 30, 2005 compared to the three months ended September 30, 2004 and increased $51.3 million for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 primarily due to continued revenue growth in our Online Services division. We currently expect Product License revenue and Services revenue, which includes revenues from our Online Services division, to increase for the remainder of 2005 as compared to last year. In addition, we expect Subscription Advantage to be of continued importance to our business because it fosters long-term customer relationships and gives us improved visibility and predictability due to the recurring nature of this revenue stream.

Deferred revenues increased approximately $30.4 million as compared to December 31, 2004. This increase was due primarily to increased renewals of our Subscription Advantage program and to a lesser extent an increase in sales from our Online Services division and our Application Networking products obtained in our NetScaler acquisition. We currently expect deferred revenue to increase for the remainder of 2005.

International and Segment Revenues. International revenues (sales outside of the United States) accounted for approximately 47% of net revenues for the three months ended September 30, 2005 and 51% the three months ended September 30, 2004. The decrease in international revenue as a percent of net revenues is primarily due to increased sales performance and growth in our Online Services division, which is comprised primarily of domestic revenues, and sales growth in our Americas segment. International revenues accounted for approximately 50% of net revenues for the nine months ended September 30, 2005 and 52% the nine months ended September 30, 2004. For detailed information on international revenues, please refer to note 7 to our condensed consolidated financial statements appearing in this report.

An analysis of our reportable segment net revenue is presented below (in thousands):

					Increase for the
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30, 2005 vs. September 30, 2004	Nine Months Ended September 30, 2005 vs. September 30, 2004
	2005	2004	2005	2004
Americas (1)	$102,527	$86,718	$281,167	$245,857	18.2%	14.4%
EMEA (2)	77,817	68,426	231,413	204,804	13.7	13.0
Asia-Pacific	20,440	18,346	57,114	49,190	11.4	16.1
Online Services division	26,163	14,088	70,372	27,339	85.7	157.4

Net revenues	$226,947	$187,578	$640,066	$527,190	21.0%	21.4%

(1)	Our Americas segment is comprised of the United States, Canada and Latin America.
(2)	Defined as Europe, Middle East and Africa.

With respect to our segment revenues, the increase in net revenues for the three months ended September 30, 2005 compared to the three months ended September 30, 2004 and for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004, was due primarily to the factors previously discussed across the Americas, EMEA and Asia-Pacific segments. On February 27, 2004, we acquired Expertcity and after the date of acquisition revenues are reflected in our Online Services division. Revenues from our Online Services division increased $12.1 million for the three months ended September 30, 2005 compared to the three months ended September 30, 2004 primarily due to growth resulting from continued acceptance of new and existing products and our investment in our Online Services division. Revenues from our Online Services division increased $43.0 million for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 due primarily to the full year impact in 2005 of our Expertcity acquisition and continued growth resulting from continued acceptance of new and existing products and our investment in the Online Services division. For additional information, please refer to note 4, Acquisitions, and note 7, Segment Information, to our condensed consolidated financial statements.

Cost of Revenues. Cost of revenues consisted primarily of compensation cost and other personnel-related costs of providing services, the amortization of product and core technology, as well as costs of hardware, product media and duplication, manuals, packaging materials, shipping expense, service capacity costs and royalties. Cost of product license revenues increased $4.0 million for the three months ended September 30, 2005 compared to the three months ended September 30, 2004 and increased $5.5 million for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 primarily due to sales of our of our Application Networking products, acquired in our NetScaler acquisition, and sales of our Gateways products acquired primarily in our Net6 acquisition, both of which contain hardware components that have a higher cost than our other products. Cost of services revenues increased $2.1 million for the three months ended September 30, 2005 compared to the three months ended September 30, 2004 primarily due to an increase in sales related to our Online Services division resulting from sales growth due to our continued investment in the business. Cost of services revenues increased $5.0 million for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 primarily due to an increase in cost of revenues resulting from the full year impact of our Expertcity acquisition and continued growth resulting from continued acceptance of new and existing products and our investment in the Online Services division. Amortization of core and product technology increased $1.1 million for the three months ended September 30, 2005 compared to the three months ended September 30, 2004 and increased $1.5 million for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 primarily due to amortization related to core and product technology acquired in acquisitions. These increases were partially offset by the other core and product technology assets becoming fully amortized during the period. For more information regarding the acquisitions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Acquisitions” and note 4 to our condensed consolidated financial statements. We anticipate that in the remainder of 2005, cost of revenues will increase as compared to current levels as we currently expect sales of our Application Networking and Gateways products to increase. Our Application Networking and Gateways products have a higher cost of revenues than our software license product due to their hardware component.

Gross Margin. Gross margin as a percent of revenue was 93.0% for the three months ended September 30, 2005 and 95.3% for the three months ended September 30, 2004 and 94.3% for the nine months ended September 30, 2005 and 95.3% for the nine months ended September 30, 2004. Gross margin could also fluctuate from time to time based on a number of factors attributable to the cost of revenues as described above.

Research and Development Expenses. Research and development expenses consisted primarily of personnel-related costs. We expensed substantially all development costs included in the research and development of software products and enhancements to existing products as incurred except for certain core technologies with an alternative future use. Research and development expenses increased approximately $5.7 million for the three months ended September 30, 2005 compared to the three months ended September 30, 2004 primarily due to increased headcount and related personnel costs as well as an increase in staffing and related personnel costs due to the NetScaler acquisition. Research and development expenses increased approximately $16.0 million for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004, primarily due to increased staffing and related personnel costs, an increase in costs for external consultants and developers, an increase in staffing and related personnel costs due to the NetScaler acquisition, and to a lesser extent due to the full year impact of our Expertcity and Net6 acquisitions. We currently expect research and development expenses to increase moderately for the remainder of 2005 due to the full quarter impact of our NetScaler acquisition and due to continued investments in our business including the hiring of personnel to achieve our product development goals.

Sales, Marketing and Support Expenses. Sales, marketing and support expenses consisted primarily of personnel-related costs, including sales commissions, and the costs of marketing programs aimed at increasing revenue, such as advertising, trade shows, public relations and other market development programs. Sales, marketing and support expenses increased approximately $14.0 million for the three months ended September 30, 2005 compared to the three months ended September 30, 2004 primarily due to an increase in headcount and the associated increase in salaries, commissions and other variable compensation and employee related expenses, as well as an increase in staffing and related personnel costs due to the NetScaler acquisition. Sales, marketing and support expenses increased approximately $45.5 million for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 primarily due to an increase in headcount and the associated increase in salaries, commissions and other variable compensation and employee related expenses, as well as the full year impact of our Expertcity and Net6 acquisitions and an increase in staffing and related personnel costs due to the NetScaler acquisition. These increases were partially offset by a decrease in marketing program costs due to the launch of our worldwide brand awareness and advertising campaigns in 2004. We currently expect sales, marketing and support expenses to increase moderately for the remainder of 2005 due to the full quarter impact of our NetScaler acquisition and increased compensation costs as we continue to make investments in our business and hire personnel to achieve our strategic goals.

General and Administrative Expenses. General and administrative expenses consisted primarily of personnel-related related costs and expenses related to outside consultants assisting with regulatory compliance and information systems, as well as, auditing and legal fees. General and administrative expenses increased approximately $5.8 million for the three months ended September 30, 2005 compared to the three months ended September 30, 2004, primarily due to an increase in headcount, associated salaries and employee related expenses, an increase in external consulting related to information systems and an increase in staffing and employee related expenses due to the acquisition of NetScaler. General and administrative expenses increased approximately $10.8 million for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004, primarily due to an increase in headcount, associated salaries and employee related expenses, the full year impact of our Expertcity and Net6 acquisitions and to a lesser extent an increase in staffing and employee related expenses due to the acquisition of NetScaler. These increases were partially offset by decrease in our provision for doubtful accounts. We currently expect general and administrative expenses to increase moderately for the remainder of 2005 due to the full quarter impact of our NetScaler acquisition.

Amortization of Other Intangible Assets. Amortization of other intangible assets increased approximately $1.3 million for the three months ended September 30, 2005 compared to the three months ended September 30, 2004 and increased $3.0 million for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 primarily due to certain finite-lived intangible assets obtained in acquisitions. For more information regarding the acquisitions see “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Acquisitions” and note 4 to our condensed consolidated financial statements.

In-process Research and Development. In August of 2005, we acquired NetScaler, and $7.0 million of the purchase price was allocated to IPR&D. In February 2004, we acquired Expertcity, and $18.7 million of the purchase price was allocated to IPR&D. The amounts allocated to IPR&D in both acquisitions had not yet reached technological feasibility, had no alternative future use and were written off at the date of the acquisitions in accordance with Financial Accounting Standards Board Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method. For more information regarding the acquisitions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Acquisitions” and note 4 to our condensed consolidated financial statements.

Our efforts with respect to the acquired technologies currently consist of design and development that may be required to support the release of the technologies into updated versions of existing service offerings and potentially new product and service offerings related to our Application Networking products, Gateways products and our Online Services division. We currently expect that we will successfully develop new products or services utilizing the acquired in-process technology, but there can be no assurance that commercial viability of future product or service offerings will be achieved. Furthermore, future developments in the software industry, changes in technology, changes in other products and offerings or other developments may cause us to alter or abandon product plans. Failure to complete the development of projects in their entirety, or in a timely manner, could have a material adverse impact on our financial condition and results of operations.

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

Interest Income. Interest income increased approximately $4.2 million for the three months ended September 30, 2005 compared to the three months ended September 30, 2004 and increased approximately $5.9 million for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 primarily due to higher interest rates earned on overall higher average cash, cash equivalent and investment balances held during 2005 as compared to 2004. For more information see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Acquisitions” and “ – Liquidity and Capital Resources.”

Interest Expense. Interest expense increased $1.1 million for the three months ended September 30, 2005 compared to the three months ended September 30, 2004 primarily due to interest expense incurred related to our senior secured revolving credit agreement and term loan facilities. Interest expense decreased approximately $3.3 million for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 primarily due to the redemption of our convertible subordinated debentures on March 22, 2004. This decrease was partially offset by interest expense incurred related to our senior secured revolving credit agreement and term loan facilities. For more information see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and note 6 to our condensed consolidated financial statements.

Other Income, Net. Other income, net, decreased approximately $0.8 million for the three months ended September 30, 2005 compared to the three months ended September 30, 2004 and decreased approximately $1.9 million for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 primarily due to lower gains on the remeasurement of our foreign currency transactions and to a lesser extent realized losses on certain of our investments.

Income Taxes. On October 22, 2004, the American Jobs Creation Act, or the AJCA was signed into law. The AJCA provides for an 85% dividends received deduction on dividend distributions of foreign earnings to a U.S. taxpayer, if certain conditions are met. During the second quarter of fiscal 2005, we completed our evaluation of the effects of the repatriation provision of the AJCA. On July 29, 2005, our Chief Executive Officer and our Board of Directors approved our Domestic Reinvestment Plan, under the AJCA. On September 27, 2005, we repatriated approximately $503 million of certain of our foreign earnings, of which $500 million qualified for the 85% dividends received deduction. During the second quarter of 2005, we recorded a tax provision of approximately $24.9 million for the repatriation of certain foreign earnings. Additionally, during the second quarter of 2004, we recorded a reversal of approximately $8.8 million for income taxes on certain foreign earnings for which a deferred tax liability had been previously accrued. As a result, we recognized a net income tax expense of approximately $16.1 million during the nine months ended September 30, 2005.

We maintain certain operational and administrative processes in overseas subsidiaries and our foreign earnings are taxed at lower foreign tax rates. Our tax rate may fluctuate based on the actual geographic mix of sales in a given quarter. Other than the one-time repatriation provision under the AJCA, we do not expect to remit earnings from our foreign subsidiaries. Our effective tax rate decreased to approximately 18.7% for the nine months ended September 30, 2005 compared to 21.8% for the nine months ended September 30, 2004 due to various factors including a decrease in our taxable income in geographic areas that are taxed at a higher rate and the NetScaler acquisition. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Acquisitions” and note 4 to our condensed consolidated financial statements

Liquidity and Capital Resources

During the nine months ended September 30, 2005, we generated positive operating cash flows of $213.9 million. These cash flows related primarily to net income of $107.4 million, adjusted for, among other things, non-cash charges, including depreciation and amortization expenses of $34.9 million, tax benefits from the exercise of non-statutory stock options and disqualifying dispositions of incentive stock options of $19.3 million, the write-off of in-process research and development associated with the NetScaler acquisition of $7.0 million, provision for product returns of $4.2 million, as well as an aggregate increase in cash flow from our operating assets and liabilities of $39.9 million. Our investing activities provided $220.4 million of cash consisting primarily of the net proceeds, after reinvestment, from sales and maturities of investments of $373.8 million, partially offset by the expenditure for the purchase of NetScaler of $136.7 million and the expenditure of $16.7 million for the purchase of property and equipment. Our financing activities provided $0.4 million of cash related primarily to net proceeds received from our term loan and senior revolving credit facility of $75.0 million and $60.9 million from the issuance of common stock under our employee stock-based compensation plans partially offset by our expenditure of $135.5 million for our stock repurchase program.

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

Cash, Cash Equivalents and Investments

As of September 30, 2005, we had $559.6 million in cash, cash equivalents and investments compared to $417.1 million at December 31, 2004. The increase in cash, cash equivalents and investments as compared to December 31, 2004, is primarily due to the release of restricted cash as collateral due to the termination of our credit default contracts from restricted cash and net proceeds received from our term loan of $75.0 million partially offset by our expenditures for the NetScaler acquisition. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Acquisitions” and “ – Liquidity and Capital Resources” and note 4 to our condensed consolidated financial statements. We generally invest our cash and cash equivalents in investment grade, highly liquid securities to allow for flexibility in the event of immediate cash needs. Our short and long-term investments primarily consist of interest bearing securities.

In December 2000, we invested $158.1 million in held-to-maturity investments managed by an investment advisor. Our investments matured on March 22, 2004, and we received $195.4 million, all of which was used to redeem a portion of our convertible subordinated debentures.

Restricted Cash Equivalents and Investments

As of September 30, 2005, we had $63.7 million in restricted cash equivalents and investments compared to $149.1 million at December 31, 2004. The decrease in restricted cash and investments is primarily due to the termination of our credit default contracts and the release of the previously restricted collateral related to those contracts. As of September 30, 2005, restricted cash equivalents and investments are primarily comprised of approximately $62.8 million in investment securities and cash equivalents pledged as collateral for specified obligations under our synthetic lease arrangement. As of December 31, 2004 restricted cash was primarily comprised of amounts related to our synthetic lease and approximately $82.0 million in investment securities that were pledged as collateral for certain of our credit default contracts and interest rate swap agreements. We maintain the ability to manage the composition of the restricted cash equivalents and investments within certain limits and to withdraw and use excess investment earnings from the pledged collateral for operating purposes. For further information regarding our synthetic lease, credit default contracts and interest rate swaps, see notes 8 and 12 to our condensed consolidated financial statements.

Accounts Receivable, Net

At September 30, 2005, we had approximately $111.1 million in accounts receivable, net of allowances. The $2.7 million increase in accounts receivable as compared to December 31, 2004 resulted primarily from increased balances due to the NetScaler acquisition partially offset by lower product sales in the last month of the third quarter of 2005 as compared to the last month of the fourth quarter of 2004, which is typically our highest month of the year. Our allowance for returns was $1.9 million at September 30, 2005 compared to $2.3 million at December 31, 2004. The decrease of $0.4 million is comprised of $5.2 million in credits issued for stock balancing rights during the first nine months of 2005 partially offset by $4.8 million of provisions for returns recorded during the first nine months of 2005. The overall decrease in our allowance for returns is primarily due to a decrease in our overall returns experience as a percentage of our sales partially offset by amounts related to our acquisitions. Our allowance for doubtful accounts was $1.5 million at September 30, 2005 compared to $2.6 million at December 31, 2004. The decrease of $1.1 million is comprised primarily of $1.2 million of uncollectible accounts written off, net of recoveries and partially offset by $0.1 related to our acquisitions. From time to time, we could maintain individually significant accounts receivable balances from our distributors or customers, which are comprised of large business enterprises, governments and small and medium-sized businesses. If the financial condition of our distributors or customers deteriorates, our operating results could be adversely affected. At September 30, 2005, no distributor or customer accounted for more than 10% of our accounts receivable. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Acquisitions” and note 4 to our condensed consolidated financial statements.

Credit Facility and Term Loan

Effective on August 9, 2005, we entered into a senior revolving credit agreement, or the Credit Facility, with a group of financial institutions, or the Lenders. The Credit Facility provides for a five year revolving line of credit in the aggregate amount of $100.0 million, subject to continued covenant compliance. A portion of the revolving line of credit (i) in the aggregate amount of $25.0 million may be available for issuances of letters of credit and (ii) in the aggregate amount of $15.0 million may be available for swing line loans. The Credit Facility bears interest at LIBOR plus 0.5% and adjusts in the future in the range of 0.5% to 1.25% above LIBOR based on the level of our total debt and its adjusted earnings before interest, taxes, depreciation and amortization, or EBITDA. In addition, we are required to pay an annual facility fee ranging from 0.125% to 0.25% based on the aggregate amount available under the Credit Facility and the level of our total debt and adjusted EBITDA. During the third quarter of 2005, we borrowed and repaid $75 million on the Credit Facility. The amount borrowed was used to partially fund the cash portion of the purchase price for our NetScaler acquisition. For more information related to the NetScaler acquisition and our long-term debt, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Acquisitions” and “ – Liquidity and Capital Resources” and notes 4 and 6 to our condensed consolidated financial statements. At September 30, 2005, there were no funds borrowed or outstanding under the Credit Facility.

Effective on August 9, 2005, we entered into a term loan facility, or the Term Loan, with the Lenders. The Term Loan provides for an eighteen-month single-draw term loan facility in the aggregate amount of $100.0 million. The Term Loan bears interest at LIBOR plus 0.5% and adjusts in the future in the range of 0.5% to 1.25% above LIBOR based on the level of our total debt and adjusted EBITDA. In addition, we are required to pay an annual facility fee ranging from 0.125% to 0.25% based on the aggregate amount of the Term Loan and the level of our total debt and adjusted EBITDA. We used the proceeds from the Term Loan Agreement to partially fund the repatriation of certain of our foreign earnings in connection with the AJCA. For more information related to our long-term debt and the AJCA, see notes 6 and 10 of our consolidated condensed financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations.” During the third quarter of 2005, we repaid $25 million of the amount outstanding on the term loan. As of September 30, 2005, $75.0 million is outstanding under the term loan facility.

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

Stock Repurchase Program

Our Board of Directors has authorized an ongoing stock repurchase program with a total repurchase authority granted to us of $1 billion, of which $200 million was authorized in February 2005. The objective of our stock repurchase program is to improve stockholders’ return. At September 30, 2005, approximately $106.4 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock.

We are authorized to make open market purchases of our common stock using general corporate funds. Additionally, we enter into structured stock repurchase arrangements with large financial institutions using general corporate funds as part of our stock repurchase program in order to lower the average cost to acquire shares. These programs include terms that require us to make up-front payments to the counter-party financial institution and result in the receipt of stock during and/or at the end of the agreement or depending on market conditions, the receipt of either stock or cash at the maturity of the agreement.

We expended approximately $94.0 million, net of premiums received, in the three months ended September 30, 2005 and we expended $135.5 million, net of premiums received, during the nine months ended September 30, 2005 under all of our stock repurchase transactions. We expended approximately $39.6 million during the three months ended September 30, 2004, and we expended $82.8 million during the nine months ended September 30, 2004, net of premiums received, under all stock repurchase transactions. During the three months ended September 30, 2005 the Company took delivery of a total of 3,439,697 shares of outstanding common stock with an average price of $23.99 and during the nine months ended September 30, 2005, we took delivery of a total of 6,521,807 shares of outstanding common stock with an average per share price of $23.19. During the three months ended September 30, 2004, we took delivery of a total of 2,952,823 shares of outstanding common stock with an average per share price of $17.75 and during the nine months ended September 30, 2004 we took delivery of 4,012,646 shares of outstanding common stock with an average per share price of $18.50. Some of these shares were received pursuant to prepaid programs. Since the inception of the stock repurchase program, the average cost of shares acquired was $17.43 per share compared to an average close price during open trading windows of $20.00 per share. In addition, a significant portion of the funds used to repurchase stock was funded by proceeds from employee stock option exercises and the related tax benefits. As of September 30, 2005, we have remaining prepaid notional amounts of approximately $37.4 million under structured stock repurchase agreements, which expire on various dates through January 2006. Due to the fact that the total shares to be received for the open repurchase agreements at September 30, 2005 is not determinable until the contracts mature, the above price per share amounts exclude the remaining shares to be received subject to the agreements.

Contractual Obligations

In our 2004 Form 10-K, we disclosed our contractual obligations in compliance with the Securities and Exchange Commission’s requirements. The following table summarizes additional material contractual obligations as of September 30, 2005 that have been incurred in connection with the Term Loan facility. Principal payments and interest payments related to our Term Loan are expected to be settled in cash. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations –,” “– Liquidity and Capital Resources” and note 6 to our condensed consolidated financial statements for more information regarding our Term Loan.

	Payments due by period (in thousands)
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Term Loan	$75,000	$—	$75,000	$—	$—
Interest payments on term loan	$742	$567	$175	$—	$—

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

The initial term of the synthetic lease is seven years. Upon approval by the lessor, we can renew the lease twice for additional two-year periods. At any time during the lease term, we have the option to sublease the property and upon 30 days’ written notice, we have the option to purchase the property for an amount representing the original property cost and transaction fees of approximately $61.0 million plus any lease breakage costs and outstanding amounts owed. Upon at least 180 days’ notice prior to the termination of the initial lease term, we have the option to remarket the property for sale to a third party. If we choose not to purchase the property at the end of the lease term, we have guaranteed a residual value to the lessor of approximately $51.9 million and possession of the buildings will be returned to the lessor. On a periodic basis, we evaluate the property for indicators of impairment. If an evaluation were to indicate that the fair value of the building had decline below $51.9 million, we would be responsible for the difference under its residual value guarantee, which could have a material adverse effect on our results of operations and financial condition.

The synthetic lease includes certain financial covenants including a requirement for us to maintain a pledged balance of approximately $62.8 million in cash and/or investment securities as collateral. This amount is included in restricted cash equivalents and investments in our accompanying condensed consolidated balance sheets. We maintain the ability to manage the composition of the restricted investments within certain limits and to withdraw and use excess investment earnings from the restricted collateral for operating purposes. Additionally, we must maintain a minimum cash and investment balance of $100.0 million, excluding our collateralized investments, equity investments and outstanding debt, as of the end of each fiscal quarter. As of September 30, 2005, we had approximately $384.1 million in cash and investments in excess of those required levels. The synthetic lease includes non-financial covenants including maintenance of the properties and adequate insurance, prompt delivery of financial statements to the lender of the lessee and prompt payment of taxes associated with the properties. As of September 30, 2005, we were in compliance with all material provisions of the arrangement.

Commitments

During 2002 and 2001, we took actions to consolidate certain of our offices, including the exit of certain leased office space and the abandonment of certain leasehold improvements. Lease obligations related to these existing operating leases continue until 2025 with a total remaining obligation of approximately $19.7 million, of which $2.1 million, net of anticipated sublease income, was accrued for as of September 30, 2005, and is reflected in accrued expenses and other liabilities in our condensed consolidated financial statements. In calculating this accrual, we made estimates, based on market information, including the estimated vacancy periods and sublease rates and opportunities. We periodically re-evaluate our estimates and if actual circumstances prove to be materially worse than management has estimated, the total charges for these vacant facilities could be significantly higher.

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

Certain Factors Which May Affect Future Results

Our operating results and financial condition have varied in the past and could in the future vary significantly depending on a number of factors. From time to time, information provided by us or statements made by our employees could contain “forward-looking” information that involves risks and uncertainties. In particular, statements contained in this Form 10-Q, and in the documents incorporated by reference into this Form 10-Q, that are not historical facts, including, but not limited to statements concerning new products, product development and offerings, Subscription Advantage, Access Suite products, the Online Services division competition and strategy, product price and inventory, deferred revenues, economic and market conditions, revenue recognition, profits, growth of revenues, Product License revenues, License Update revenues, Services revenues, cost of revenues, operating expenses, general and administrative expenses, sales, marketing and support expenses, interest expense, restricted cash and investments, credit agreements, research and development expenses, valuations of investments and derivative instruments, technology relationships, reinvestment or repatriation of foreign earnings, gross margins, amortization expense and intangible assets, impairment charges, anticipated operating and capital expenditure requirements, cash inflows, contractual obligations, in-process research and development, acquisitions, the anticipated benefits of our NetScaler acquisition, stock repurchases, investment transactions, liquidity, litigation matters, intellectual property matters, distribution channels, stock price, Advisor Rewards Program, SFAS No. 123R, Hurricane Wilma, third party licenses and potential debt or equity financings constitute forward-looking statements and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are neither promises nor guarantees. Our actual results of operations and financial condition have varied and could in the future vary significantly from those stated in any forward-looking statements. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Form 10-Q, in the documents incorporated by reference into this Form 10-Q or presented elsewhere by our management from time to time. Such factors, among others, could have a material adverse effect upon our business, results of operations and financial condition.

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

We sell our products in intensely competitive markets. Some of our competitors and potential competitors have significantly greater financial, technical, sales and marketing and other resources than we do.

For example, our ability to market the Access Suite, and its individual products including: Presentation Server, Access Gateway, Password Manager, and other future product offerings could be affected by Microsoft’s licensing and pricing scheme for client devices, servers and applications. Further, the announcement of the release, and the actual release, of new Windows-based server operating systems or products incorporating similar features to our products could cause our existing and potential customers to postpone or cancel plans to license certain of our existing and future product and service offerings.

In addition, alternative products for secure, remote access in the Internet software and hardware markets directly and indirectly compete with our current product line and our online services, including GoToAssist, GoToMyPC and GoToMeeting and anticipated future product and service offerings.

Existing or new products and services that extend Internet software and hardware to provide Web-based information and application access or high performance interactive computing can materially impact our ability to sell our products and services in this market. Our current competitors in this market include Microsoft, Oracle Corporation, Sun Microsystems, Inc., Cisco Systems, Inc., Juniper Networks, F5 Networks, Webex Communications, Inc., Symantec Corporation, and other providers of secure remote access solutions.

As the markets for our products and services continue to develop, additional companies, including companies with significant market presence in the computer hardware, software and networking industries, could enter the markets in which we compete and further intensify competition. In addition, we believe price competition could become a more significant competitive factor in the future. As a result, we may not be able to maintain our historic prices and margins, which could adversely affect our business, results of operations and financial condition.

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

We anticipate that sales of products within our Access Suite and related enhancements will constitute a substantial majority of our revenue for the foreseeable future. Our ability to continue to generate revenue from our Access Suite products will depend on market acceptance of Windows Server Operating Systems and/or UNIX Operating Systems. Declines in demand for our Access Suite products could occur as a result of:

•	new competitive product releases and updates to existing products;

•	technological change;

•	general economic conditions; or

•	lack of success of entities with which we have a technology relationship.

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

In December 2004, we entered into a five-year technology collaboration and licensing agreement with Microsoft Corporation. The arrangement includes a new technology initiative for closer collaboration on terminal server functionality in future server operating systems, continued access to source code for key components of Microsoft’s current and future server operating systems, and a patent cross-licensing agreement. This technology collaboration and licensing agreement replaces the agreement we signed with Microsoft in May 2002 that provided us access to Microsoft Windows Server source code for current and future Microsoft server operating systems, including access to Windows Server 2003 and terminal services source code. There can be no assurances that our current agreements with Microsoft will be extended or renewed by Microsoft after their respective expirations. In addition, Microsoft could terminate the current agreements before the expiration of the term for breach or upon a change of control. The early termination or the failure to renew certain terms of these agreements with Microsoft in a manner favorable to us could negatively impact the timing of our release of future products and enhancements.

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

Acquisitions, including those of high-technology companies, are inherently risky. We cannot assure anyone that our previous acquisitions, including our recent acquisition of NetScaler or any future acquisitions will be successful in helping us reach our financial and strategic goals either for that acquisition or for us generally. The risks we commonly encounter are:

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

We acquired NetScaler with the expectation that the acquisition would result in various benefits including, among other things, enhanced revenue and profits, greater market presence and development, and enhancements to our product portfolio and customer base. We expect that the acquisition will enhance our position in the access infrastructure market through the combination of our technology, products, services, distribution channels and customer contacts with NetScaler’s. Moreover, by adding NetScaler products to our current product portfolio, we expect to enable our customers to further lower costs and increase the performance of their Presentation Server systems and offer greater performance and lower costs for customers deploying our online applications and services. We may not realize any of these benefits.

In addition, we may not achieve the anticipated benefits of our acquisition of NetScaler as rapidly as, or to the extent, anticipated by our management and certain financial or industry analysts, and others may not perceive the same benefits of the acquisition as we do. For example, NetScaler’s contribution to our financial results may not meet the current expectations of our management for a number of reasons, including the integration risks described below, and could dilute our profits beyond the current expectations of our management. In addition, operations and costs incurred and potential liabilities assumed in connection with our acquisition of NetScaler also could have an adverse effect on our business, financial condition and operating results. If these risks materialize, our stock price could be materially and adversely affected.

If we determine that any of our goodwill or intangible assets, including technology purchased in acquisitions, are impaired, we would be required to take a charge to earnings, which could have a material adverse effect on our results of operations.

We have a significant amount of goodwill and other intangible assets, such as product and core technology, related to our acquisitions of Sequoia Software Corporation in 2001, Expertcity and Net6 in 2004 and our acquisition of NetScaler in August, 2005. We do not amortize goodwill and intangible assets that are deemed to have indefinite lives. However, we do amortize certain product and core technologies, trademarks, patents and other intangibles. We periodically evaluate our intangible assets, including goodwill, for impairment. As of September 30, 2005, we had $572.1 million of goodwill, of which approximately $210.3 million of goodwill was recorded in connection with our acquisition of NetScaler. We review for impairment annually, or sooner if events or changes in circumstances indicate that the carrying amount could exceed fair value. Fair values are based on discounted cash flows using a discount rate determined by our management to be consistent with industry discount rates and the risks inherent in our current business model. Due to uncertain market conditions and potential changes in our strategy and product portfolio, it is possible that the forecasts we use to support our goodwill could change in the future, which could result in non-cash charges that would adversely affect our results of operations and financial condition.

At September 30, 2005, we had $140.4 million, net, of unamortized identified intangibles with estimable useful lives, which consist of core technology we purchased in acquisitions or under third party licenses, of which approximately $70.2 million of identified intangible assets was recorded in connection with our acquisition of NetScaler in August, 2005. We have commercialized and currently market the Sequoia and other licensed technology through our secure access infrastructure software. We currently market the technologies acquired in the Expertcity and Net6 acquisitions through our Online Services and Gateways products and the technologies acquired in the NetScaler acquisition through our Application Networking products. However, our channel distributors and entities with which we have technology relationships, customers or prospective customers may not purchase or widely accept our new line of products, appliances and services. If we fail to complete the development of our anticipated future product and service offerings, including product offerings acquired through the NetScaler acquisition, if we fail to complete them in a timely manner, or if we are unsuccessful in selling any new lines of products, appliances and services, we could determine that the value of the purchased technology is impaired in whole or in part and take a charge to earnings. We could also incur additional charges in later periods to reflect costs associated with completing those projects that could not be completed in a timely manner. An impairment charge could have a material adverse effect on our results of operations. If the actual revenues and operating profit attributable to acquired product and core technologies are less than the projections we used to initially value product and core technologies when we acquired it, such intangible assets may be deemed to be impaired. If we determine that any of our intangible assets are impaired, we would be required to take a related charge to earnings that could have a material adverse effect on our results of operations.

We recorded approximately $270.7 million of goodwill and intangible assets in connection with our 2004 acquisitions. In addition, we recorded approximately $280.5 million of goodwill and other intangible assets in connection with our acquisition of NetScaler in August, 2005. If the actual revenues and operating profit attributable to acquired intangible assets are less than the projections we used to initially value these intangible assets when we acquired them, then these intangible assets may be deemed to be impaired. If we determine that any of the goodwill or other intangible assets associated with our acquisitions of Expertcity, Net6 or NetScaler are impaired, then we would be required to reduce the value of those assets or to write them off completely by taking a related charge to earnings. If we are required to write down or write off all or a portion of those assets, or if financial analysts or investors believe we may need to take such action in the future, our stock price and operating results could be materially adversely affected.

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

We conduct significant sales and customer support, development and engineering operations in countries outside of the United States including, as a result of our acquisition of NetScaler, product development in Bangalore, India. During the first nine months of 2005, we derived approximately 50% of our revenues from sales outside the United States. Our continued growth and profitability could require us to further expand our international operations. To successfully expand international sales, we must establish additional foreign operations, hire additional personnel and recruit additional international resellers. Our international operations are subject to a variety of risks, which could cause fluctuations in the results of our international operations. These risks include:

•	compliance with foreign regulatory and market requirements;

•	variability of foreign economic, political and labor conditions;

•	changing restrictions imposed by regulatory requirements, tariffs or other trade barriers or by United States export laws;

•	longer accounts receivable payment cycles;

•	potentially adverse tax consequences;

•	difficulties in protecting intellectual property;

•	burdens of complying with a wide variety of foreign laws; and

•	as we generate cash flow in non-U.S. jurisdictions, if required, we may experience difficulty transferring such funds to the U.S. in a tax efficient manner.

Our results of operations are also subject to fluctuations in foreign currency exchange rates. In order to minimize the impact on our operating results, we generally initiate our hedging of currency exchange risks one year in advance of anticipated foreign currency expenses. As a result of this practice, foreign currency denominated expenses will be higher in the current year if the dollar was weak in the prior year. If the dollar is strong in the current year, most of the benefits will be reflected in our operating costs. There is a risk that there will be fluctuations in foreign currency exchange rates beyond the one year timeframe for which we hedge our risk. Because the dollar was weak in 2004, operating expenses were generally higher in 2005, although there is some moderating impact due to a stronger dollar since April 2005.

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

In addition, our ability to protect our proprietary rights could be affected by:

•	Differences in International Law; Enforceability of Licenses. The laws of some foreign countries do not protect our intellectual property to the same extent as do the laws of the United States and Canada. For example, we derive a significant portion of our sales from licensing our packaged products under “shrink wrap” or “click-to-accept” license agreements that are not signed by licensees and electronic enterprise customer licensing arrangements that are delivered electronically, all of which could be unenforceable under the laws of many foreign jurisdictions in which we license our products.

•	Third Party Infringement Claims. As we expand our product lines, through product development and acquisitions, including the recently completed acquisition of NetScaler, and the number of products and competitors in our industry segments increase and the functionality of these products overlap, we could become increasingly subject to infringement claims and claims to the unauthorized use of a third-party’s code in our products. Companies and inventors are more frequently seeking to patent software and business methods because of developments in the law that could extend the ability to obtain such patents. As a result, we could receive more patent infringement claims. Responding to any infringement claim, regardless of its validity, could result in costly litigation; injunctive relief or require us to obtain a license to intellectual property rights of those third parties. Licenses may not be available on reasonable terms, on terms compatible with the protection of our proprietary rights, or at all. In addition, attention to these claims could divert our management’s time and attention from developing our business. If a successful claim is made against us and we fail to develop or license a substitute technology, our business, results of operations, financial condition or cash flows could be materially adversely affected.

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

We believe that we will continue to rely, in part, on third party licenses to enhance and differentiate our products. Third party licensing arrangements are subject to a number of risks and uncertainties, including:

•	undetected errors or unauthorized use of another person’s code in the third party’s software;

•	disagreement over the scope of the license and other key terms, such as royalties payable;

•	infringement actions brought by third party licensees; and

•	termination or expiration of the license.

If we lose or are unable to maintain any of these third party licenses or are required to modify software obtained under third party licenses, it could delay the release of our products. Any delays could have a material adverse effect on our business, results of operations and financial condition.

The market for our Web-based meeting and customer assistance products is volatile, and if it does not develop or develops more slowly than we expect, our Online Services division will be harmed

The market for our Web-based meeting and customer assistance products is new and unproven, and it is uncertain whether these services will achieve and sustain high levels of demand and market acceptance. Our success with our Online Services division will depend to a substantial extent on the willingness of enterprises, large and small, to increase their use of application services in general and for GoToMyPC, GoToMeeting and GoToAssist, in particular. Many enterprises have invested substantial personnel and financial resources to integrate traditional enterprise software into their businesses, and therefore may be reluctant or unwilling to migrate to application services. Furthermore, some enterprises may be reluctant or unwilling to use application services because they have concerns regarding the risks associated with security capabilities, among other things, of the technology delivery model associated with these services. If enterprises do not perceive the benefits of application services, then the market for these services may not further develop at all, or it may develop more slowly than we expect, either of which would significantly adversely affect our financial condition and the operating results for our Online Services division.

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

In order to successfully attract new customer segments to our Presentation Server products and expand our existing relationships with enterprise customers, we must reach and retain small-sized customers and small project initiatives within our larger enterprise customers. We have begun a marketing initiative to reach these customers that includes extending our Advisor Rewards program to include a broader range of license types. In 2005, we also introduced a new product, Citrix Access EssentialsTM, specifically developed, packaged and priced to bring secure application virtualization and efficient centralized management of information resources to small and mid-sized businesses. We cannot guarantee that our small-sized customer marketing initiative or new product will be successful. Our failure to attract and retain small sized customers and small project initiatives within our larger enterprise customers could have a material adverse effect on our business, results of operations and financial condition. Additionally, as we attempt to attract and retain small sized customers and small project initiatives within our larger enterprise customers, we may need to increase corporate branding and broaden our marketing activities, which could increase our operating expenses. These efforts may not proportionally increase our operating revenues and could reduce our profits.

Our business could be adversely affected if we are unable to expand and diversify our distribution channels.

We currently intend to continue to expand our distribution channels by leveraging our relationships with independent hardware and software vendors and system integrators to encourage them to recommend or distribute our products. In addition, an integral part of our strategy is to diversify our base of channel relationships by adding more channel members with abilities to reach larger enterprise customers. This will require additional resources, as we will need to expand our internal sales and service coverage of these customers. If we fail in these efforts and cannot expand or diversify our distribution channels, our business could be adversely affected. In addition to this diversification of our base, we will need to maintain a healthy mix of channel members who cater to smaller customers. We may need to add and remove distribution members to maintain customer satisfaction and a steady adoption rate of our products, which could increase our operating expenses. Through our access PARTNER network, Citrix Authorized Learning Centers and other programs, we are currently investing, and intend to continue to invest, significant resources to develop these channels, which could reduce our profits.

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

We have entered into credit facility agreements that restrict our ability to conduct our business and failure to comply with such agreements may have an adverse effect on our business, liquidity and financial position.

In August, 2005, the Company and its subsidiary, Citrix Systems International GmbH, entered into separate credit facility agreements that contain financial covenants tied to maximum consolidated leverage and minimum interest coverage, among other things. The credit facility agreements also contain affirmative and negative covenants, including limitations related to indebtedness, contingent obligations, liens, mergers, acquisitions, investments, sales of assets and other corporate changes of the Company, and payment of dividends, including dividends from our subsidiaries to us. If we fail to comply with these covenants or any other provision of the credit facility agreements, we may be in default under the credit facility agreements, and we cannot assure you that we will be able to obtain the necessary waivers or amendments of such default. Upon an event of default under our credit facility agreements not otherwise amended or waived, the affected lenders could accelerate the repayment of principal and accrued interest on their outstanding loans and terminate their commitments to lend additional funds, which may have a material adverse effect on our liquidity and financial position.

If our security measures are breached and unauthorized access is obtained to our Online Services division customers’ data, our services may be perceived as not being secure and customers may curtail or stop using our service.

Use of our GoToMyPC, GoToMeeting or GoToAssist services involves the storage and transmission of customers’ proprietary information, and security breaches could expose us to a risk of loss of this information, litigation and possible liability. If our security measures are breached as a result of third-party action, employee error, malfeasance or otherwise, and, as a result, someone obtains unauthorized access to one of our online customers’ data, our reputation will be damaged, our business may suffer and we could incur significant liability. Because techniques used to obtain unauthorized access to or sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If any compromises of security were to occur, it could have the effect of substantially reducing the use of the Web for commerce and communications. Anyone who circumvents our security measures could misappropriate proprietary information or cause interruptions in our services or operations. The Internet is a public network, and data are sent over this network from many sources. In the past, computer viruses, software programs that disable or impair computers, have been distributed and have rapidly spread over the Internet. Computer viruses could be introduced into our systems or those of our customers or suppliers, which could disrupt our network or make it inaccessible to our Online Services division customers. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose sales and customers for our Online Services division, which would significantly adversely affect our financial condition and the operating results for our Online Services division.

Evolving regulation of the Web may adversely affect our Online Services division.

As Web commerce continues to evolve, increasing regulation by federal, state or foreign agencies becomes more likely. For example, we believe increased regulation is likely in the area of data privacy, and laws and regulations applying to the solicitation, collection, processing or use of personal or consumer information could affect our online customers’ ability to use and share data and restricting our ability to store, process and share data with these customers. In addition, taxation of services provided over the Web or other charges imposed by government agencies or by private organizations for accessing the Web may also be imposed. Any regulation imposing greater fees for Web use or restricting information exchange over the Web could result in a decline in the use of the Web and the viability of Web-based services, which would significantly adversely affect our financial condition and the operating results for our Online Services division.

Disruption of our operations at our corporate headquarters, particularly due to hurricanes, could negatively impact our results of operations.

A significant portion of our computer equipment, intellectual property resources and personnel, including critical resources dedicated to research and development and administrative support functions, are presently located at our corporate headquarters in Fort Lauderdale, Florida, an area of the country that is particularly prone to hurricanes. The occurrence of a natural disaster or other unanticipated catastrophes, such as a hurricane, in southern Florida could cause interruptions in our operations. For example, in October 2005, Hurricane Wilma passed through southern Florida causing extensive damage to the region, including some damage to our corporate headquarters facility. We are currently in the process of fully assessing the property damages caused by Wilma but we do not believe that such damages will have a material adverse impact on our results of operations. Extensive or multiple interruptions in our operations due to future hurricanes, other natural disasters or unanticipated catastrophes could severely disrupt our operations and have a material adverse effect on our results of operations.

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

General economic and market conditions, and other factors outside our control including terrorist and military actions, could adversely affect our business and impair the value of our investments. Any further downturn in general economic conditions could result in a reduction in demand for our products and services and could harm our business. These conditions make it difficult for us, and our customers, to accurately forecast and plan future business activities and could have a material adverse effect on our business, financial condition and results of operations. In addition, an economic downturn could result in an impairment in the value of our investments requiring us to record losses related to such investments. Impairment in the value of these investments may disrupt our ongoing business and distract management. As of September 30, 2005, we had $58.3 million of short and long-term investments, including restricted investments, with various issuers and financial institutions. In many cases we do not attempt to reduce or eliminate our market exposure on these investments and could incur losses related to the impairment of these investments. Fluctuations in economic and market conditions could adversely affect the value of our investments, and we could lose some of our investment portfolio. A total loss of an investment could adversely affect our results of operations and financial condition. For further information on these investments, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources.”

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As discussed in Note 6 of our accompanying condensed consolidated financial statements, we entered into a revolving credit facility (the “Credit Facility”) and a term loan facility (the “Term Loan”) during the third quarter of 2005. Accordingly, we are exposed to market risk from changes in interest rates on our long-term debt. This exposure relates to our $100.0 million Credit Facility and our $100.0 million Term Loan. Borrowings under the Credit Facility bear interest at variable rates based on LIBOR plus 0.5% and adjusts in the future in the range of 0.5% to 1.25% above LIBOR based on our level of total debt and our adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”). A hypothetical 1% interest rate change would not have any current impact on our results of operations as we have no amounts outstanding on the Credit Facility as of September 30, 2005. As of September 30, 2005, we had $75.0 million outstanding under the Term Loan. Borrowings under the Term Loan bear interest at variable rates based on LIBOR plus 0.5% and adjusts in the future in the range of 0.5% to 1.25% above LIBOR based on our level of total debt and our adjusted EBITDA. Based upon a hypothetical 1% increase in the market interest rate as of September 30, 2005 interest expense would have increased by approximately $0.1 million.

Also, during the third quarter of 2005, we have terminated all of our interest rate swap agreements due to the sale of the related available for sale investments.

Other than disclosed above, there have been no material changes with respect to the information regarding Quantitative and Qualitative Disclosures About Market Risk appearing in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES

As of September 30, 2005, the Company’s management, with the participation of the Company’s Chief Executive Officer and the Company’s Senior Vice President and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Senior Vice President and Chief Financial Officer concluded that, as of September 30, 2005, the Company’s disclosure controls and procedures were effective in ensuring that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and the Company’s Senior Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. During the period covered by this report, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer

The Company’s Board of Directors has authorized an ongoing stock repurchase program with a total repurchase authority granted to the Company of $1.0 billion, of which $200.0 million was authorized in February 2005, the objective of which is to manage actual and anticipated dilution and to improve stockholders’ returns. At September 30, 2005, approximately $106.4 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. The following table shows the monthly activity related to the Company’s stock repurchase program for the three month period ending September 30, 2005:

	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or approximate dollar value) of Shares (or Units) that may yet be Purchased under the Plans or Programs
July 1, 2005 through July 31, 2005	46,450	$21.36	(2)	46,450	$200,373
August 1, 2005 through August 31, 2005	2,098,838	23.66	(2)	2,098,838	151,601
September 1, 2005 through September 30, 2005	1,294,409	24.62	(2)	1,294,409	106,421

Total	3,439,697	$23.99	(2)	3,439,697	$106,421

(1)	Represents shares received under the Company’s prepaid stock repurchase programs and shares acquired in open market purchases. The Company expended a net amount of $94.0 million during the quarter ended September 30, 2005 for repurchases of the Company’s common stock. For more information see note 11 to the Company’s condensed consolidated financial statements.
(2)	These amounts represent the cumulative average price paid per share, excluding the effect of premiums received, for shares acquired in open market purchases and those received under the Company’s prepaid stock repurchase programs some of which extend over more than one fiscal period.

On August 15, 2005, the Company completed an acquisition of NetScaler, Inc., a privately-held company. The purchase was completed in part through the issuance of approximately 6.6 million shares of the Company’s common stock to the former stockholders of NetScaler valued at approximately $155.3 million. The issuance of shares in this transaction was made in reliance upon an exemption from registration under the Securities Act of 1933, pursuant to Section 3(a)(10) thereof. The Company relied on a public fairness hearing conducted before the Department of Corporations of the State of California pursuant to Section 25142 of the California Corporate Securities Law, resulting in the Company obtaining a permit dated August 9, 2005 to issue the shares of the Company’s common stock without registration under the Securities Act of 1933.

ITEM 6. EXHIBITS

(a) List of exhibits

Exhibit No.	Description
2.1(1)	Agreement and Plan of Merger by and among the Company, NCAR Acquisition Corporation, NCAR, LLC and NetScaler, Inc.

2.2(2)	Amendment No.1 to Agreement and Plan of Merger.

10.1(3)*	Change in Control Agreement dated as of August 4, 2005 between Citrix Systems, Inc. and Mark B. Templeton.

Exhibit No.	Description
10.2(4)*	Change in Control Agreement dated as of August 4, 2005 between Citrix Systems, Inc. and each of David J. Henshall, David R. Friedman and John C. Burris.

10.3	Senior Revolving Credit Agreement dated as of August 8, 2005 by and among Citrix Systems, Inc. Citrix Systems International GMBH, JPMorgan Chase Bank, N.A., JP Morgan Securities, Inc. and certain other financial institutions.

10.4	Term Loan Agreement dated as of August 8, 2005 by and among Citrix Systems, Inc., Citrix Systems International GMBH, JPMorgan Chase Bank, N.A., J.P. Morgan Securities Inc. and certain other financial institutions.

10.5	NetScaler, Inc. 1997 Stock Plan.

31.1	Rule 13a-14(a) / 15d-14(a) Certification

31.2	Rule 13a-14(a) / 15d-14(a) Certification

32.1	Section 1350 Certifications

*	Indicates a management contract or any compensatory plan, contract or arrangement.
(1)	Incorporated herein by reference to Exhibit 2.1 of the Company’s quarterly report on Form 10-Q dated as of August 9, 2005.
(2)	Incorporated herein by reference to Exhibit 2.2 of the Company’s quarterly report on Form 10-Q dated as of August 9, 2005.
(3)	Incorporated herein by reference to Exhibit 10.5 of the Company’s quarterly report on Form 10-Q dated as of August 9, 2005.
(4)	Incorporated herein by reference to Exhibit 10.6 of the Company’s quarterly report on Form 10-Q dated as of August 9, 2005.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 9th day of November 2005.

CITRIX SYSTEMS, INC.

By:	/s/ DAVID J. HENSHALL
David J. Henshall
Senior Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
2.1(1)	Agreement and Plan of Merger by and among the Company, NCAR Acquisition Corporation, NCAR, LLC and NetScaler, Inc.

2.2(2)	Amendment No.1 to Agreement and Plan of Merger.

10.1(3)*	Change in Control Agreement dated as of August 4, 2005 between Citrix Systems, Inc. and Mark B. Templeton.

10.2(4)*	Change in Control Agreement dated as of August 4, 2005 between Citrix Systems, Inc. and each of David J. Henshall, David R. Friedman and John C. Burris.

10.3	Senior Revolving Credit Agreement dated as of August 8, 2005 by and among Citrix Systems, Inc. Citrix Systems International GMBH, JPMorgan Chase Bank, N.A., JP Morgan Securities, Inc. and certain other financial institutions.

10.4	Term Loan Agreement dated as of August 8, 2005 by and among Citrix Systems, Inc., Citrix Systems International GMBH, JPMorgan Chase Bank, N.A., J.P. Morgan Securities Inc. and certain other financial institutions.

10.5	NetScaler, Inc. 1997 Stock Plan

31.1	Rule 13a-14(a) / 15d-14(a) Certification

31.2	Rule 13a-14(a) / 15d-14(a) Certification

32.1	Section 1350 Certifications

*	Indicates a management contract or any compensatory plan, contract or arrangement.
(1)	Incorporated herein by reference to Exhibit 2.1 of the Company’s quarterly report on Form 10-Q dated as of August 9, 2005.
(2)	Incorporated herein by reference to Exhibit 2.2 of the Company’s quarterly report on Form 10-Q dated as of August 9, 2005.
(3)	Incorporated herein by reference to Exhibit 10.5 of the Company’s quarterly report on Form 10-Q dated as of August 9, 2005.
(4)	Incorporated herein by reference to Exhibit 10.6 of the Company’s quarterly report on Form 10-Q dated as of August 9, 2005.