Form 10-K
period 2005-12-31
CITRIX SYSTEMS INC
filed 2006-03-14
CIK 877890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 2005

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

Common Stock, $.001 Par Value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definitions of “accelerated filer and large accelerated filer” in 12b-2 of the Exchange Act

☒ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant computed by reference to the price of the registrant’s Common Stock as of the last business day of the registrant’s most recently completed second fiscal quarter (based on the last reported sale price on The Nasdaq National Market as of such date) was $3,675,227,126. As of March 6, 2006 there were 178,473,758 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required pursuant to Part III of this report is incorporated by reference from the Company’s definitive proxy statement, relating to the annual meeting of stockholders to be held in May 2006, pursuant to Regulation 14A to be filed with the Securities and Exchange Commission.

CITRIX SYSTEMS, INC.

ITEM 1.	BUSINESS

General

Citrix Systems, Inc., is a Delaware corporation founded on April 17, 1989. We design, develop and market technology solutions that enable on-demand access to information and applications. We market and license our products through multiple channels such as value-added resellers, channel distributors, system integrators, or SIs, independent software vendors, or ISVs, our websites and original equipment manufacturers.

Business Overview

Since our incorporation, our goal has been to enable secure and easy access to information on-demand for everyone. In our drive to achieve our vision, we have been an innovator in the information technology, or IT, industry for more than a decade, since the completion of our initial public offering in December 1995.

Our three main waves of innovation have had a significant impact on the IT industry. Our first wave of innovation, in the mid-1990s, enabled the virtualization of the Windows desktop with our WinFrame product. This in turn enabled thin-client computing.

Our second wave of innovation, from the late 1990s to the early 2000s, focused on bringing the advantages of application virtualization and IT centralization to businesses with the Citrix MetaFrame line of presentation server products. When an application is virtualized, the business logic of the application runs on a central server, and only screen pixels, keystrokes, and mouse movements – not actual data – are transmitted via an encrypted channel to the user’s computer. Keeping applications under the centralized control of IT administrators enhances data security and reduces the costs of managing separate clients and applications on every user’s desktop. Through our application virtualization solutions, we became a market leader in server-based computing.

Our third wave of innovation is ongoing, focusing on enabling any individual and organization to leverage the ubiquitous connectivity of the Internet into unlimited secure access. Since 2002, we have transformed Citrix from a company with one product line to one that offers a broad portfolio of solutions for secure access to information, applications and people. Today, we offer multiple products in a single market consisting of the design, development, marketing, sales and support of access infrastructure software and services for applications and online services and we are addressing a wide range of customer needs within this market with our products. These products include solutions for application virtualization, web application optimization, secure sockets layers/virtual private network, or SSL/VPN, gateways, on-demand assistance, online collaboration and Internet Protocol, or IP, telephony. During this period, our revenues have grown from $527.4 million in 2002 to $908.7 million in 2005.

Products

Our access products are designed for three main markets: individual consumers and professionals, small businesses, and enterprises, as follows:

Citrix Access Products for Individual Consumers and Professionals

For individuals and small groups of professionals, our solutions make access simple and cost-effective even for those who have little technical expertise and minimal budgets. These solutions include:

•	Citrix® GoToMyPC® is an online, managed service that provides secure, remote access to Windows® PC desktops from virtually any Internet-connected computer. GoToMyPC, which sets up easily with a secure encrypted connection, enables individuals to remotely use any resources hosted on their desktop just as though they were sitting in front of their PC. Citrix® GoToMyPC® Pro, tailored for the needs of professionals and small office and professional teams, supports up to 20 PCs, rolls out secure remote access for multiple users in minutes, and features an administration website where managers can add, suspend and delete users and run usage reports.

•	Citrix® GoToMeeting™ is an online, easy-to-use, secure, cost-effective solution for online meetings, training sessions, and collaborative gatherings. GoToMeeting allows a user with a PC and an Internet browser to easily host, attend, or participate in an online meeting or session without significant training. GoToMeeting features advanced secure communication architecture that uses industry-standard SSL and meets U.S. government standards. The service offers flat-fee pricing for any number of meetings of any length, for up to 10 attendees per meeting.

Citrix Access Products for Small Businesses

We offer a range of access solutions tailored for small businesses that typically have limited in-house IT resources or expertise and, as a result, are often dependent on value-added resellers, or VARs, to install turnkey IT solutions as cost-effectively as possible. These solutions include:

•	Citrix Access Essentials™ is a secure remote access product with simple centralized management of information resources to organizations with up to 75 users. This relatively cost-effective software turns a Windows Server™ into the secure access point for client-server applications, files, and internal web sites, and quickly delivers on-demand access to users at a convenient location. Access Essentials both enables access and controls it, with wizard-driven installation and operation.

•	Citrix Access Gateway™ with Advanced Action Control is a universal SSL/VPN appliance that provides a secure, always-on, single point-of-access to all applications and protocols. The Advanced Access Control option extends access to more devices and users, controlling who accesses company information and what actions are permitted. Advanced Access Control transforms access from an on/off switch to a dimmer that, based on the access scenario, can finely control the degree of access by determining which actions, such as viewing, editing, saving and printing, can be performed.

•	Citrix® GoToMeeting™ Corporate is an online, easy-to-use, secure, cost-effective solution for online meetings, training sessions, and collaborative gatherings. GoToMeeting Corporate allows a user with a PC and an Internet browser to host, attend, or participate in an online meeting or session without significant training. Supporting five or more organizers and 25 to 200 attendees per meeting, GoToMeeting Corporate features advanced secure communication architecture that uses industry-standard SSL and meets U.S. government standards. The service offers flat-fee pricing for any number of meetings of any length.

Citrix Access Products for Enterprises

Our Citrix Access Platform enables enterprises to provide users in virtually any location, with secure, well-managed, on-demand access to enterprise resources. Our products are offered as both standalone products and as part of packaged solutions to solve the large-scale, complex access challenges that enterprises face. These solutions include:

•	Citrix Access Suite™ is a powerful enterprise solution for providing secure, on-demand access to enterprise resources—from anywhere, with virtually any device, over virtually any network. The Access Suite combines Citrix Presentation Server™, Citrix Access Gateway™, and Citrix Password Manager™ to create a ready, secure, easy-to-use connection to information—whether data or voice. It is secure by design, centralizes access, provides a robust and resilient foundation for business, and automatically adjusts to dynamic access scenarios.

•	Citrix Presentation Server™ is a widely deployed application virtualization solution that runs the business logic of applications on a central server, transmitting only screen pixels, keystrokes, and mouse movements – no actual data – via an encrypted channel to users’ computers. Keeping applications under the centralized control of IT administrators enhances data security and reduces the costs of managing separate clients and applications on every user’s desktop. Presentation Server runs on virtually any platform, from Microsoft® Windows Server™ 2003 x64 Edition to Windows Server 2003, Windows® 2000 Server, and UNIX®.

•	Citrix Access Gateway™ with Advanced Action Control is a universal SSL/VPN appliance that provides a secure, ready, single point-of-access to virtually all applications and protocols. The Advanced Access Control option extends access to more devices and users, controlling who accesses company information and what actions are permitted. Advanced Access Control transforms access from an on/off switch to a dimmer that, based on the access scenario, can finely control the degree of access by determining which actions, such as viewing, editing, saving and printing, can be performed.

•	Citrix Password Manager™ is a secure, efficient, and easy-to-deploy enterprise single sign-on solution for accessing password-protected Windows, web, and host-based applications. Users authenticate once with a single password, and Password Manager automatically completes the login process: logs onto password-protected enterprise resources, enforces password policies, monitors password-related events, and automates end-user tasks—even password changes.

•	Citrix® NetScaler® Application Switch is a web application optimization delivery and traffic management product to improve the access experience for users and cost-efficiency of IT. The Citrix® NetScaler® Application Switch is a comprehensive network system that combines state-of-the-art application acceleration, layer 4-7 traffic management, SSL acceleration, and robust application security into a single, tightly integrated solution. In addition to high-speed load balancing and content switching, the Application Switch accelerates delivery of web applications by leveraging advanced acceleration technologies, including data compression, static and dynamic content caching, SSL acceleration, and numerous network optimizations. Deployed in front of application servers to accelerate performance, the Application Switch significantly reduces the processing overhead on application and database servers.

•	Citrix® NetScaler® Application Accelerator is an integrated network appliance that delivers industry-leading application acceleration, SSL acceleration, and network-layer denial of service attack protection. Improving end-user performance for all web applications, the Application Accelerator is deployable into most existing network infrastructure, interoperating with third-party load balancers to immediately accelerate web application performance. It is one of only a few application-delivery solutions built on a high-performance architecture and integrating a comprehensive set of advanced acceleration technologies, including SSL acceleration, static and dynamic content caching, HTTP compression, and multi-protocol compression. In addition, it can be upgraded to provide secure, accelerated SSL/VPN access to remote users.

•	Citrix® GoToAssist™ is a leading, online, remote technical-support solution that enables organizations to provide secure, on-demand support over the Internet. GoToAssist enables support staff to view and control the desktop of a user, requires no client software or additional resources, works automatically and securely through virtually every firewall, even over dial-up connections, and integrates into existing infrastructure.

•	Citrix® GoToMeeting™ Corporate is an online, easy-to-use, secure, cost-effective solution for online meetings, training sessions, and collaborative gatherings. GoToMeeting Corporate allows a user with a PC and an Internet browser to host, attend, or participate in an online meeting or session without significant training. Supporting five or more organizers and 25 to 200 attendees per meeting, GoToMeeting Corporate features advanced secure communication architecture that uses industry-standard SSL and meets U.S. government standards. The service offers flat-fee pricing for any number of meetings of any length.

•	Citrix Application Gateway™ is an appliance that enables organizations to deliver applications to the screens and speakers of IP phones and wireless devices. In addition, the Application Gateway can transform existing web-based applications—such as time clocks, email, sales force automation, school attendance, inventory look-up, and patient records—for wireless devices and the screens of IP phones. Customized via the visual development toolkit, the Citrix® Design Studio, and delivered to the device screen via the Application Gateway, transformed applications appear as though they were custom-developed for the IP telephone or wireless device—without changes to the underlying web-based applications.

•	Citrix® Voice Office is a suite of packaged, converged IP telephony applications that simplify user interaction, reduce user training, and enhance organizational communications for businesses with Cisco and Nortel IP telephones. Voice Office includes Citrix® Express Directory, Citrix® Visual Voicemail, Citrix® Zone Paging, and Citrix® Broadcast Server, and Click-to-Call using Citrix® Smart Agent, all accessible from the screens and speakers of these IP telephones. With no development work, IT departments can use Voice Office to provide their users with simplified and faster access to the organization’s existing IP telephony applications and make telephony features easier for them to use.

Platform Approach

Used alone, our products solve specific access pain points for customers. They also can be used in flexible combinations that enhance the access experience customers achieve as they expand and standardize on Citrix solutions. Ultimately, these solutions can be combined into an access platform that extends end-to-end across the entire organization to connect all points of information demand to all points of information supply. An access platform is a service-oriented approach to providing access on-demand for almost anyone to virtually any resource.

The Citrix Access Platform includes five key parts, each comprised of the Citrix products described above:

•	Universal endpoint – de-couples the access methodology from the information being accessed, enabling IT to provide a single and consistent access point for all users, and to seamlessly and securely connect users with information resources in appropriate ways.

•	Access security and control – enables IT administrators to control access at a granular level. Depending on who and where users are and what device and network they are using, they may be granted different levels of access – for example, the ability to preview applications and documents but not edit them, or edit but not save locally on their access device, or edit but not print.

•	Application delivery – enables intelligent interpretation between applications, networks and users to ensure low-cost, high-performance, highly secure delivery of any class of application, whether client-server, web, or desktop-based.

•	Collaboration services – enables secure, readily accessible, online collaboration among group users at different computing sites.

•	Operations support systems – enables IT administrators to implement a service-oriented approach to enterprise resource provisioning and management through system instrumentation and end-to-end operations control.

The Citrix Access Platform provides unique capabilities that span our individual Citrix products, including:

•	Citrix SmoothRoaming™ – The Citrix Access Platform includes technologies that provide an “always-on” connection to enterprise resources as users roam across devices, locations, and networks. Users log in only once to access all of their applications. From there, the device and network independence of the Citrix Access Platform enable seamless transitions and a consistent access experience across access scenarios. As users change devices, locations, networks, and printers, the platform ensures a consistent access experience by automatically reformatting the user interface for any new devices. This includes ensuring persistent access as users move between wired and wireless networks, even across wireless dead zones. In addition, Citrix Proximity Printing™ technology detects and prints to the nearest printer when users are roaming. The benefits are greater productivity, less user frustration, and more work style flexibility.

•	Citrix SmartAccess™ – The Citrix Access Platform includes technologies that automatically sense and respond to any access scenario, tailoring access control appropriately to improve productivity while ensuring a high degree of security. Citrix SmartAccess technologies assess the access scenario and automatically determine the optimal delivery method to ensure the best access experience as well as the appropriate level of access – e.g., preview, edit, print, save – depending on who and where users are and what device and network they are using.

Citrix Services

We provide a portfolio of services designed to allow our customers and entities with which we have a technology relationship to maximize the value of our Citrix access solutions. These services are available as a feature of our business-development program and are available for additional fees to customers.

•	Citrix Consulting. The objective of Citrix Consulting is to help ensure the successful implementation of Citrix access solutions. Tested methodologies, certified professionals and best practices developed from real-world experience allow Citrix Consulting to provide guidance and support to partners and customers to maximize the effectiveness of their access infrastructure implementations.

•	Citrix Technical Support Services. To accommodate the unique ongoing support needs of customers, Citrix Technical Support Services are specifically designed to address the variety of challenges facing access infrastructure environments. Citrix offers five support-level options, global coverage and personalized relationship management.

•	Product Training & Certification. A series of courses are designed to allow customers and channel members to learn new skills and effective strategies to help plan, implement and administer Citrix products. Students may attend courses at one of nearly 300 Citrix Authorized Learning Centers™, or CALCs, worldwide.

Citrix Technology

Citrix products are based on a full range of industry-standard technologies. In addition, some Citrix products also include our proprietary technologies known as the Independent Computing Architecture, or ICA, protocol. The ICA protocol, a core technology in application virtualization which allows an application’s graphical end-user interface to be displayed on virtually any client device while the application logic is executed on a central server. Because the ICA® protocol moves client-based application processing to the server, this approach enables centralized management of applications, end-users, servers, licenses and other system components for greater efficiency and lower cost.

Our ICA® technology also minimizes the amount of data traveling across an end-user’s network as only encrypted screen refreshes, keystrokes and mouse clicks are transported to and from the client device. This increases remote access security, improves application performance and allows even wireless access to the latest, most powerful applications and information.

Citrix products are also based on the Extensible Markup Language, or XML. Leveraging XML assures open systems interaction for customers regardless of data source or platform. By supporting XML, which is an important standard for web services-based applications, we help customers get from the client/server world of today to the web services environments of tomorrow.

Citrix Customers

We offer a portfolio of products and services that target small, medium and large sized organizations in the commercial, government and education sectors. We offer perpetual software licenses for Citrix Access Suite software products and for Citrix NetScaler, Access Gateway and Application Gateway appliance products, along with annual subscriptions for software maintenance, technical support and online services. Perpetual licenses allow our customers to use the version of software initially purchased into perpetuity while software maintenance gives them the right to upgrade to software versions if any updates are delivered during the maintenance term. Perpetual license software products come in shrink-wrap and electronic-based forms to meet customer form factor requirements. Our web-based services can be accessed over any Internet connection during the subscription period. Hardware appliances come pre-loaded with software for which customers can purchase perpetual licenses.

Technology Relationships

We have entered into a number of technology relationships to develop customer markets for our products for distributed Windows and non-Windows applications and to accelerate the development of our existing and future product lines.

Microsoft. Since our inception, we have had a number of license agreements with Microsoft, including licenses relating to Microsoft OS/2, Windows 3.x, Windows for Workgroups, Windows NT®, Windows CE and Internet Explorer. These agreements have provided us with access to certain Microsoft source and object code, technical support and other materials. We also have licensed our multi-user Windows NT extensions to Microsoft for inclusion in Microsoft’s NT Terminal Server, Windows 2000 Server and successor products.

In December 2004, we entered into a technology collaboration agreement with Microsoft to further enhance the overall extensibility of Windows® Terminal Server. In conjunction with the technology collaboration agreement, we and Microsoft entered into a patent cross license and source code licensing agreements to renew our access to source code for current versions of Microsoft Windows Server that had previously been provided to us pursuant to the agreement between Microsoft and us dated May 2002. The technology collaboration agreement also provides us access to the source code for the forthcoming Microsoft Windows Server codenamed “Longhorn.” The technology collaboration agreement has a five-year term which expires in December 2009. The technology collaboration, patent cross license and source code licensing agreements do not provide for payments to or from Microsoft.

There can be no assurances that our agreements with Microsoft will be extended or renewed by Microsoft upon their respective expirations or that, if renewed or extended, such agreements will be on terms favorable to us. See “Risk Factors.”

Additional Relationships. As of December 31, 2005, we had entered into approximately 129 ICA license agreements. Currently, numerous devices incorporate Citrix ICA, including Windows CE devices, Macintosh clients, Linux Terminals, and other information appliances, such as wireless phones and other handheld devices. ICA licensees include Wyse Technologies, Hewlett-Packard, Neoware Systems, Inc., Fujitsu Limited, MaxSpeed Corporation and SAP AG, among others.

In addition, the Citrix accessPARTNER network, including Citrix Alliance Partners™, which are a coalition of industry-leading companies from across the IT spectrum who work with us to design and market complementary solutions for us and the customers of our Citrix Alliance Partners. Our existing alliance and channel programs, including the Citrix Business Alliance, are now included as part of the Citrix accessPARTNER network. For further information on the Citrix accessPARTNER network see “— Sales, Marketing and Support.” By the end of 2005, the number of Citrix Alliance Partners had grown to approximately 2,150 members, including hardware, software, global and regional consulting alliances. Citrix Premier Plus Alliance Partners include Microsoft, Dell, IBM Corporation, EMC2, Hewlett-Packard Company, Siebel Systems, SAP AG, Sun Microsystems, France Telecom and Oracle.

Research and Development

We focus our research and development efforts on developing new products and core technologies for our access infrastructure market and further enhancing the functionality, reliability, performance and flexibility of existing products. In 2004, we acquired additional expertise in web-based services, telephony, voice over internet protocol and secure access appliances. In 2005, we acquired additional expertise in web application optimization, TCP multiplexing, multi-protocol compression, SSL acceleration, application traffic management, dynamic caching, and web application firewall technologies. We solicit extensive feedback concerning product development from customers, both directly from and indirectly through our channel distributors.

We believe that our software development team and core technologies represent a significant competitive advantage for us. Included in the software development team is a group focused on research activities that include prototyping ways to integrate emerging technologies and standards into our product offerings, such as emerging web services technologies, application streaming technologies, and Microsoft’s newest Windows Server technologies. Other groups within the software development team have expertise in XML-based software development, integration of acquired technology, multi-tier web-based application development and deployment, SSL secure access and building software as a service. We maintain a team working on-site at Microsoft focused on enhancing and adding value to the next generation of Microsoft Windows Server products and operating systems. We incurred research and development expenses of approximately $108.7 million in 2005, $86.4 million in 2004 and $64.4 million in 2003.

Sales, Marketing and Support

We market and license our products primarily through multiple channels worldwide, including VARs, channel distributors, SIs and ISVs, collectively Citrix Solution Advisors, managed by our worldwide sales force. We provide training and certification to integrators, VARs and consultants for a full-range of Citrix-based access solutions and services through our accessPARTNER network.

As of December 31, 2005, we had relationships with approximately 70 distributors and approximately 4,800 other Citrix Solution Advisors worldwide. A number of entities with which we have channel relationships provide additional end-user sales channels for our products under either a Citrix brand or embedded in the licensee’s own software product. For information regarding entities with which we have technology relationships, including Citrix Alliance Partners, see “— Technology Relationships.”

During 2004 and 2003, we particularly focused on streamlining and simplifying sales processes, improving channel incentive programs to reward solution-selling, and training. We combined our existing channel programs, including the Citrix Solutions Network™, into the Citrix accessPARTNER network, a single, global network that spans the solution advisors, SIs, value-added distributors, resellers, alliance partners, and certified education professionals who advise on, sell, implement and provide training for Citrix products and services. At the core of this network are the Citrix Solution Advisors who deliver strategic and successful access infrastructure solutions to our customers. Our Citrix Advisor Rewards program is designed to reward partners for registering projects, submitting forecasts early in the sales process, and providing value-based solutions around Citrix access infrastructure. We regularly take actions to improve the effectiveness of and strengthen our channel relationships, including managing non-performing partners, adding new partners with expertise in selling into new markets, and forming additional relationships with global and regional SIs and ISVs. SIs and ISVs are becoming a more central part of our strategy in the large enterprise and government markets. The SI program includes members such as Accenture, Deloitte Consulting, LLP, IBM, Hewlett Packard, Computer Sciences Corporation, Electronic Data Systems Corporation, Siemens, Northrop Grumman and Wipro, among others. The ISV program has a strong representation from targeted industry verticals such as healthcare, financial services and telecommunications. Members in the ISV program include Oracle, Amdocs, Cerner, Kingdee, McKesson, Siemens Medical Health Solutions, Reynolds & Reynolds and Epic, among others.

Our sales and marketing organization actively supports our distributors and resellers. Our sales organization consists of field-based systems sales engineers and corporate sales professionals. Additional sales personnel, based in North America,

Europe, Africa, Asia, Australia and South America, support these field personnel. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” and Note 12 to our notes to consolidated financial statements for information regarding our segments. These additional sales personnel recruit prospective customers, provide technical advice with respect to our products and work closely with key distributors and resellers of our products. Over the last three years, we grew our force of sales professionals that work closely with partners to sell to medium and large enterprise customers to achieve an improved combination of relationships for licensing, integration and consulting to meet customers’ needs. These and other account penetration efforts are part of our strategy to increase the usage of our software within our customer’s IT organization. Additionally, through acquisition and training, we have grown our sales force capacity to sell to our customers’ security and networking buyers.

Our marketing department provides training, sales event support, sales collateral, advertising, direct mail and public relations coverage to our indirect channels to aid in market development and in attracting new customers. In 2003, we launched a multi-million-dollar, worldwide advertising campaign. Beginning September 2003, and extending throughout 2004 and into 2005, this multi-media campaign combined CIO-targeted and customer-focused print, web, billboard and radio advertisements to raise our brand awareness using the CIOs of household-name customers to describe the benefits of becoming an on-demand enterprise with Citrix access infrastructure. In 2006, the advertising campaign will be renewed with a goal of publicizing Citrix’s increasing strategic relevance to customers.

We provide most of our distributors with stock balancing and price protection rights. These transactions are estimated and provided for at the time of sale as a reduction of revenue. Stock balancing rights permit distributors to return products to us up to the forty-fifth day of the fiscal quarter, subject to ordering an equal dollar amount of our other Citrix products prior to the last day of the same fiscal quarter. We are not obligated to accept product returns from our distributors under any other conditions, unless the product item is defective in manufacture. Product items returned to us under the stock-balancing program must be in new, unused and unopened condition. Price protection rights require that we grant retroactive price adjustments for inventories of our products held by distributors or resellers if we lower our prices for such products. In the event that we decide to reduce our prices, we will establish a reserve to cover exposure to distributor inventory. We have not reduced and have no current plans to reduce the prices of our products for inventory currently held by distributors or resellers. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” and Note 2 to our notes to consolidated financial statements for information regarding our revenue recognition policy.

Except for the web-based desktop access services offered by our Online Services division, our other service activities are related to post-sale technical support, pre- and post-sale consulting and product training services. Post-sale technical support is offered through Citrix-operated support centers located in the United States, Ireland, Tokyo and Australia. In most cases, we provide technical advice to channel distributors and entities with which we have a technology relationship, who act as the first line of technical assistance for end-users. In some cases, end-users can also choose from a Citrix-delivered fee-based support program ranging from one-time incident charges to an enterprise-level support agreement covering multiple sites and servers. In addition, we also provide free technical advice through online support systems, including our web-based “Knowledge Center.” For pre- and post-sale consulting, Citrix Consulting, a consulting services organization, provides both exploratory and fee-based consulting services. These services include on-site systems design and implementation services targeted primarily at enterprise-level clients with complex IT environments. Citrix Consulting is also responsible for the development of best practice knowledge that is disseminated to businesses with which we have a business relationship and end-users through training and written documentation. Leveraging these best practices enables our integration resellers to provide more complex systems, reach new buyers within existing customer organizations and provide more sophisticated system proposals to prospective customers. Training services for business, end-users and partners are provided through the our CALC program and eLearning. CALCs are staffed with instructors that have been certified by us and teach their students using Citrix-developed courseware. Approximately 300 of the world’s leading IT training organizations are CALCs. eLearning is available through both CALCs and from our website.

Operations

We control all purchasing, inventory, scheduling, order processing and accounting functions related to our operations. For our Access Suite products, production, warehousing and shipping are performed internally in the United States and by independent contractors on a purchase order basis in Ireland, depending upon the customer’s geographic market. Master software CD-ROMs, development of user manuals, packaging designs, initial product quality control and testing are primarily performed at our facilities. In some cases, independent contractors also duplicate CD-ROMs, print documentation and package and assemble products to our specifications. Production, final test, warehousing and shipping for our Citrix NetScaler products and our Citrix Access Gateway products are primarily performed by our California-based contract manufacturer regardless of our customer’s geographic region. For our Access Suite products, internal manufacturing capabilities and independent contractors provide a redundant source of manufacture and assembly. For our Citrix NetScaler products and our Citrix Access Gateway products internal manufacturing capabilities and independent contractors provide us with the flexibility needed to meet our customer product and delivery requirements. To date, we have not experienced any material difficulties or delays in the manufacture and assembly of our products.

We do not believe that backlog, as of any particular date, is a reliable indicator of future performance. While it is generally our practice to promptly ship product upon receipt of properly finalized purchase orders, we sometimes have product license orders which have not shipped or have otherwise not met all the required criteria for revenue recognition. Although the amount of such product license orders may vary, the amount, if any, of such product license orders at the end of a particular period is not material to our business.

We believe that our fourth quarter revenues and expenses are affected by a number of seasonal factors, including the lapse of many corporations’ fiscal year budgets and an increase in amounts paid pursuant to our sales compensation plans due to increases in fourth quarter revenue. We believe that these seasonal factors are common in the computer software industry. Such factors historically have resulted in first quarter revenues in any year being lower than the immediately preceding fourth quarter. We expect this trend to repeat in the first quarter of 2006. In addition, our European operations generally provide lower revenues in the summer months because of the generally reduced economic activity in Europe during the summer. This seasonal factor also typically results in higher fourth quarter revenues.

Competition

As the markets for our products continue to develop, additional companies, including Microsoft and other companies with significant market presence in the computer hardware, software and networking industries, could enter the markets in which we compete and further intensify competition.

In addition, alternative products for secure, remote access in the Internet software and hardware markets directly and indirectly compete with our current products and anticipated future product offerings. Existing or new products that extend Internet software and hardware to provide web-based information and application access or interactive computing can materially impact our ability to sell our products in this market. Our competitors in this market include Cisco Systems, Inc., IBM Corporation, EMC2, Hewlett-Packard Company, Juniper Networks, Inc., F5 Networks, Inc., Oracle Corporation, Sun Microsystems, WebEx Communications, Inc., Adobe Systems, Inc. and other makers of secure remote access solutions.

See “— Technology Relationships” and “Risk Factors.” The announcement of the release, and the actual release, of products competitive to our existing and future product lines, could cause our existing and potential customers to postpone or cancel plans to license certain of our existing and future product offerings, which could adversely impact our business, results of operations and financial condition.

Proprietary Technology

Our success is dependent upon certain proprietary technologies and core intellectual property. We have been awarded a number of domestic and foreign patents and have a number of pending patent applications in the United States and foreign countries. Our technology is also protected under copyright laws. Additionally, we rely on trade secret protection and confidentiality and proprietary information agreements to protect our proprietary technology. We have trademarks or registered trademarks in the United States and other countries, including Citrix®, GoToMyPC®, GoToAssistTM, GoToMeetingTM, ICA®, Netscaler® and the Citrix® logo.

While our competitive position could be affected by our ability to protect our proprietary information, we believe that because of the rapid pace of technological change in the industry, factors such as the technical expertise, knowledge and innovative skill of our management and technical personnel, our technology relationships, name recognition, the timeliness and quality of support services provided by us and our ability to rapidly develop, enhance and market software products could be more significant in maintaining our competitive position. See “Risk Factors.”

Available Information

Our Internet address is http://www.citrix.com. We make available, free of charge, on or through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements on Form DEF 14A and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The information on our website is not part of this Form 10-K.

Employees

As of December 31, 2005, we had 3,171 employees. We believe our relations with employees are good. In certain countries outside of the United States, our relations with employees are governed by labor regulations.

ITEM 1A.	RISK FACTORS

Our operating results and financial condition have varied in the past and could in the future vary significantly depending on a number of factors. From time to time, information provided by us or statements made by our employees contain “forward-looking” information that involves risks and uncertainties. In particular, statements contained in this Form 10-K, and in the documents incorporated by reference into this Form 10-K, that are not historical facts, including, but not limited to statements concerning new products, product development and offerings, Subscription Advantage, Citrix Presentation Server, Citrix NetScaler, Citrix Access Suite and Citrix Access Gateway, product and price competition, Online Services division, competition and strategy, customer diversification, product price and inventory, contingent consideration payments, deferred revenues, economic and market conditions, potential government regulation, seasonal factors, international operations and expansion, revenue recognition, profits, growth of revenues, composition of revenues, cost of revenues, operating expenses, sales, marketing and support expenses, general and administrative expenses, research and development expenses, valuations of investments and derivative instruments, technology relationships, reinvestment or repatriation of foreign earnings, gross margins, amortization expense and intangible assets, interest income, interest expense, impairment charges, anticipated operating and capital expenditure requirements, cash inflows, contractual obligations, our Credit Facility and Term Loan, in-process research and development, advertising campaigns, tax rates, SFAS 123R, leasing and subleasing activities, acquisitions, stock repurchases, investment transactions, liquidity, litigation matters, intellectual property matters, distribution channels, stock price, payment of dividends, Advisor Rewards Program, third party licenses and potential debt or equity financings constitute forward-looking statements and are made under the safe harbor provisions of the Section 27 of the Securities Act of 1933 as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are neither promises nor guarantees. Our actual results of operations and financial condition have varied and could in the future vary significantly from those stated in any forward-looking statements. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Form 10-K, in the documents incorporated by reference into this Form 10-K or presented elsewhere by our management from time to time. Such factors, among others, could have a material adverse effect upon our business, results of operations and financial condition.

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

For example, our ability to market the Access Suite and its individual products including: Presentation Server, Citrix Access Gateway, Password Manager, and other future product offerings could be affected by Microsoft’s licensing and pricing scheme for client devices, servers and applications. Further, the announcement of the release, and the actual release, of new Windows-based server operating systems or products incorporating similar features to our products could cause our existing and potential customers to postpone or cancel plans to license certain of our existing and future product and service offerings.

In addition, alternative products for secure, remote access in the Internet software and hardware markets directly and indirectly compete with our current product lines and our online services.

Existing or new products and services that extend Internet software and hardware to provide Web-based information and application access or high performance interactive computing can materially impact our ability to sell our products and services in this market. Our current competitors in this market include Microsoft, Cisco Systems, Inc,. IBM Corporation, EMC2, Hewlett- Packard Company, Juniper Networks, Inc., F5 Networks, Inc., Oracle Corporation, Sun Microsystems, Inc., Webex Communications, Inc., Adobe Systems, Inc. and other makers of secure remote access solutions.

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

Sales of products within our Access Suite product line constitute a majority of our revenue.

We anticipate that sales of products within our Access Suite and related enhancements will constitute a majority of our revenue for the foreseeable future. Our ability to continue to generate revenue from our Access Suite products will depend on market acceptance of Windows Server Operating Systems and/or UNIX Operating Systems. Declines in demand for our Access Suite products could occur as a result of:

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

Historically, the scope of our operations, the number of our employees and the geographic area of our operations and our revenue have grown rapidly. In addition, we have acquired both domestic and international companies. This growth and the assimilation of acquired operations and their employees could continue to place a significant strain on our managerial, operational and financial resources. To manage our current growth and any future growth effectively, we need to continue to implement and improve additional management and financial systems and controls. We may not be able to manage the current scope of our operations or future growth effectively and still exploit market opportunities for our products and services in a timely and cost-effective way. Our future operating results could also depend on our ability to manage:

•	our expanding product lines;

•	our marketing and sales organizations; and

•	our client support organization as installations of our products increase.

In addition, to the extent our revenue grows, if at all, we believe that our cost of revenues and certain operating expenses could also increase. We believe that we could incur additional costs, including royalties, as we develop, license or buy new technologies or enhancements to our existing products and services. These added costs and royalties could increase our cost of revenues and operating expenses and lower our gross margins. For example, due to our recent acquisitions, we currently expect that our future revenue will include a greater level of revenue from hardware sales as compared to our historical level of hardware sales, which we expect will reduce our gross margins from their historical levels. However, we cannot currently quantify the costs for such transactions that have not yet occurred or of these developing trends in our business. In addition, we may need to use a substantial portion of our cash and investments or issue additional shares of our common stock to fund these additional costs.

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

Acquisitions, including those of high-technology companies, are inherently risky. We cannot assure anyone that our previous acquisitions, including our recent acquisitions of NetScaler, Inc., or NetScaler, and Teros, Inc., together the 2005 Acquisitions, or any future acquisitions will be successful in helping us reach our financial and strategic goals either for that acquisition or for us generally. The risks we commonly encounter are:

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

We have a significant amount of goodwill and other intangible assets, such as product and core technology, related to our 2004 Acquisitions and our 2005 Acquisitions. We do not amortize goodwill and intangible assets that are deemed to have indefinite lives. However, we do amortize certain product and core technologies, trademarks, patents and other intangibles. We periodically evaluate our intangible assets, including goodwill, for impairment at the reporting unit level (operating segment). As of December 31, 2005, we had $592.0 million of goodwill, of which approximately $234.7 million of goodwill was recorded in connection with our 2005 Acquisitions. We review for impairment annually, or sooner if events or changes in circumstances indicate that the carrying amount could exceed fair value. Fair values are based on discounted cash flows using a discount rate determined by our management to be consistent with industry discount rates and the risks inherent in our current business model. Due to uncertain market conditions and potential changes in our strategy and product portfolio, it is possible that the forecasts we use to support our goodwill and other intangible assets could change in the future, which could result in non-cash charges that would adversely affect our results of operations and financial condition.

Furthermore, impairment testing requires significant judgment, including the identification of reporting units based on our internal reporting structure that reflects the way we manage our business and operations and to which our goodwill and intangible assets would be assigned. Significant judgments are required to estimate the fair value of our goodwill and intangible assets, including estimating future cash flows, determining appropriate discount rates, estimating the applicable tax rates, foreign exchange rates and interest rates, projecting the future industry trends and market conditions, and making other assumptions. Changes in these estimates and assumptions, including changes in our reporting structure, could materially affect our determinations of fair value.

We recorded approximately $310.7 million of goodwill and intangible assets in connection with our 2005 Acquisitions. If the actual revenues and operating profit attributable to acquired intangible assets are less than the projections we used to initially value these intangible assets when we acquired them, then these intangible assets may be deemed to be impaired. If we determine that any of the goodwill or other intangible assets associated with our 2004 Acquisitions or our 2005 Acquisitions are impaired, then we would be required to reduce the value of those assets or to write them off completely by taking a related charge to earnings. If we are required to write down or write off all or a portion of those assets, or if financial analysts or investors believe we may need to take such action in the future, our stock price and operating results could be materially adversely affected.

At December 2005, we had $137.3 million, net, of unamortized identified intangibles, which include core and product technology we purchased in acquisitions or under third party licenses, of which approximately $76.0 million of identified intangible assets was recorded in connection with our 2005 Acquisitions. We currently market the technologies acquired in our 2004 Acquisitions through our Online Services and Citrix Access Gateway products and the technologies acquired in the 2005 Acquisitions through our Citrix NetScaler products. However, our channel distributors and entities with which we have technology relationships, customers or prospective customers may not purchase or widely accept our new appliances and continue to accept our Online Services. If we fail to complete the development of our anticipated future product and service offerings, including product offerings acquired through the NetScaler acquisition, if we fail to complete them in a timely manner, or if we are unsuccessful in selling any new lines of products, appliances and services, we could determine that the value of the purchased technology is impaired in whole or in part and take a charge to earnings. We could also incur additional charges in later periods to reflect costs associated with completing those projects that could not be completed in a timely manner. An impairment charge could have a material adverse effect on our results of operations. If the actual revenues and operating profit attributable to acquired product and core technologies are less than the projections we used to initially value product and core technologies when we acquired it, such intangible assets may be deemed to be impaired. If we determine that any of our intangible assets are impaired, we would be required to take a related charge to earnings that could have a material adverse effect on our results of operations.

Our business could be adversely impacted by conditions affecting the information technology market.

The demand for our products and services depends substantially upon the general demand for business-related computer hardware and software, which fluctuates based on numerous factors, including capital spending levels, the spending levels and growth of our current and prospective customers and general economic conditions. Fluctuations in the demand for our products and services could have a material adverse effect on our business, results of operations and financial condition. In the past, adverse economic conditions decreased demand for our products and negatively impacted our financial results. Future economic projections for the information technology sector are uncertain. If an uncertain information technology spending environment persists, it could negatively impact our business, results of operations and financial condition.

Our business could be adversely affected if we are unable to expand and diversify our distribution channels.

We currently intend to continue to expand our distribution channels by leveraging our relationships with independent hardware and software vendors and system integrators to encourage them to recommend or distribute our products. In addition, an integral part of our strategy is to diversify our base of channel relationships by adding more channel members with abilities to reach larger enterprise customers and to sell our newer products. This will require additional resources, as we will need to expand our internal sales and service coverage of these customers. If we fail in these efforts and cannot expand or diversify our distribution channels, our business could be adversely affected. In addition to this diversification of our base, we will need to maintain a healthy mix of channel members who cater to smaller customers. We may need to add and remove distribution members to maintain customer satisfaction and a steady adoption rate of our products, which could increase our operating expenses. Through our accessPARTNER network, Citrix Authorized Learning Centers and other programs, we are currently investing, and intend to continue to invest, significant resources to develop these channels, which could reduce our profits.

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

We anticipate that sales of our Subscription Advantage product will continue to constitute a substantial portion of our License Updates revenue. Our ability to continue to generate both recognized and deferred revenue from our Subscription Advantage product will depend on our customers continuing to perceive value in automatic delivery of our software upgrades and enhancements. A decrease in demand for our Subscription Advantage product could occur as a result of a decrease in demand for our Access Suite products. If our customers do not continue to purchase our Subscription Advantage product, our License Updates revenue and deferred revenue would decrease significantly and our results of operations and financial condition would be adversely affected.

As our international sales and operations grow, we could become increasingly subject to additional risks that could harm our business.

We conduct significant sales and customer support, development and engineering operations in countries outside of the United States including, as a result of our acquisition of NetScaler, product development in Bangalore, India. During 2005, we derived approximately 50% of our revenues from sales outside the United States. Our continued growth and profitability could require us to further expand our international operations. To successfully expand international sales, we must establish additional foreign operations, hire additional personnel and recruit additional international resellers. Our international operations are subject to a variety of risks, which could cause fluctuations in the results of our international operations. These risks include:

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

Our results of operations are also subject to fluctuations in foreign currency exchange rates. In order to minimize the impact on our operating results, we generally initiate our hedging of currency exchange risks one year in advance of anticipated foreign currency expenses. As a result of this practice, foreign currency denominated expenses will be higher in the current year if the dollar was weak in the prior year. If the dollar is strong in the current year, most of the benefits will be reflected in our operating costs. There is a risk that there will be fluctuations in foreign currency exchange rates beyond the one year timeframe for which we hedge our risk. Because the dollar was weak in 2004, operating expenses were generally higher in 2005, although there was some moderating impact due to a stronger dollar since April 2005.

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

We must retain and continue to expand our ability to reach and penetrate large enterprise customers by adding effective channel distributors and expanding our consulting services. Our inability to attract and retain large enterprise customers could have a material adverse effect on our business, results of operations and financial condition. Large enterprise customers usually request special pricing and generally have longer sales cycles, which could negatively impact our revenues. By granting special pricing, such as bundled pricing or discounts, to these large customers, we may have to defer recognition of some or all of the revenue from such sales. This deferral could reduce our revenues and operating profits for a given reporting period. Additionally, as we attempt to attract and penetrate large enterprise customers, we may need to increase corporate branding and marketing activities, which could increase our operating expenses. These efforts may not proportionally increase our operating revenues and could reduce our profits.

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

In August, 2005, the Company and its subsidiary, Citrix Systems International GmbH, entered into credit facility agreements that contain financial covenants tied to maximum consolidated leverage and minimum interest coverage, among other things. The credit facility agreements also contain affirmative and negative covenants, including limitations related to indebtedness, contingent obligations, liens, mergers, acquisitions, investments, sales of assets and other corporate changes of the Company, and payment of dividends, including dividends from our subsidiaries to us. If we fail to comply with these covenants or any other provision of the credit facility agreements, we may be in default under the credit facility agreements, and we cannot assure you that we will be able to obtain the necessary waivers or amendments of such default. Upon an event of default under our credit facility agreements not otherwise amended or waived, the affected lenders could accelerate the repayment of any outstanding principal and accrued interest on their outstanding loans and terminate their commitments to lend additional funds, which may have a material adverse effect on our liquidity and financial position.

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

A significant portion of our computer equipment, intellectual property resources and personnel, including critical resources dedicated to research and development and administrative support functions, are presently located at our corporate headquarters in Fort Lauderdale, Florida, an area of the country that is particularly prone to hurricanes. The occurrence of a natural disaster or other unanticipated catastrophes, such as a hurricane, in southern Florida could cause interruptions in our operations. For example, in October 2005, Hurricane Wilma passed through southern Florida causing extensive damage to the region, including some minor damage to our corporate headquarters facility. Extensive or multiple interruptions in our operations due to future hurricanes, other natural disasters or unanticipated catastrophes could severely disrupt our operations and have a material adverse effect on our results of operations.

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

Our stock price has been volatile and has fluctuated significantly in the past. The trading price of our stock is likely to continue to be volatile and subject to fluctuations in the future. Your investment in our stock could lose some or all of its value. Some of the factors that could significantly affect the market price of our stock include:

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

Changes in financial accounting standards related to share-based payments are expected to have a material adverse impact on our reported results of operations.

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R is a very complex accounting standard that requires companies to expense the fair value of employee stock options and similar awards and is effective as of January 1, 2006 for us. The adoption of the new standard is expected to have a material adverse impact on our reported results of operations for periods after its implementation. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current financial accounting standards. This requirement will reduce our net operating cash flows and increase net financing cash flows in periods after implementation of the new standard. Additionally, SFAS No. 123R could adversely impact our ability to provide accurate financial guidance concerning our expected results of operations on a GAAP basis for periods after its effectiveness due to the variability of the factors used to estimate the values of share-based payments. As a result, the adoption of the new standard in the first quarter of 2006 could negatively affect our stock price and our stock price volatility.

Furthermore, the application of SFAS No. 123R requires significant judgment and the use of estimates, particularly surrounding stock price volatility, option forfeiture rates and expected option lives, to build a model for appropriately valuing share-based compensation. There is little experience or guidance with respect to developing these assumptions and models. There is also uncertainty as to how SFAS No. 123R will be interpreted and applied as more companies adopt the standard and companies and their advisors gain more experience with the standard.

There is a risk that, as we and others gain experience with SFAS 123R or as a result of subsequent accounting guidelines, we could determine that the assumptions or model we used requires modification. Any such modification could result in significantly different charges in future periods and, potentially, could require us to correct the charges taken in prior periods. Any such corrections of charges taken in a prior period could negatively affect our results of operations, stock price and our stock price volatility.

Our business is subject to seasonal fluctuations.

Our business is subject to seasonal fluctuations. Historically, our net revenues have fluctuated quarterly and have generally been the highest in the fourth quarter of our fiscal year due to corporate calendar year-end spending trends. In addition, quarterly results are affected by the timing of the release of new products and services. Because of the seasonality of the Company’s business, results for any quarter, especially our fourth quarter, are not necessarily indicative of the results that may be achieved for the full fiscal year.

Our business and investments could be adversely impacted by unfavorable economic political and social conditions.

General economic and market conditions, and other factors outside our control including terrorist and military actions, could adversely affect our business and impair the value of our investments. Any downturn in general economic conditions could result in a reduction in demand for our products and services and could harm our business. These conditions make it difficult for us, and our customers, to accurately forecast and plan future business activities and could have a material adverse effect on our business, financial condition and results of operations. In addition, an economic downturn could result in an impairment in the value of our investments requiring us to record losses related to such investments. Impairment in the value of these investments may disrupt our ongoing business and distract management. As of December 31, 2005, we had $78.1 million of short and long-term investments, including restricted investments, with various issuers and financial institutions. In many cases we do not attempt to reduce or eliminate our market exposure on these investments and could incur losses related to the impairment of these investments. Fluctuations in economic and market conditions could adversely affect the value of our investments, and we could lose some of our investment portfolio. A total loss of an investment could adversely affect our results of operations and financial condition. For further information on these investments, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources.”

ITEM 1B.	UNRESOLVED STAFF COMMENTS

We have received no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of our 2005 fiscal year and that remain unresolved.

ITEM 2.	PROPERTIES

Our corporate offices are located in Fort Lauderdale, Florida. Our corporate offices include leased and subleased office space totaling approximately 456,100 square feet. In addition, we lease approximately 177,985 square feet of office space in California and approximately 47,393 square feet of office space in other locations in the United States and Canada.

We lease and sublease a total of approximately 271,161 square feet of office space in various other facilities in Europe, Latin America, the Asia-Pacific region, the Middle East and Africa. In addition, we own land and buildings in the United Kingdom with approximately 48,000 square feet of office space. We believe that our existing facilities are adequate for our current needs. If additional space is needed in the future, we believe that suitable space will be available on commercially reasonable terms.

ITEM 3.	LEGAL PROCEEDINGS

We are a defendant in various litigation matters generally arising out of the normal course of business. Although it is difficult to predict the ultimate outcome of these cases, we believe that the ultimate outcome will not materially affect our business, financial position, results of operations or cash flows.

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

	High	Low
Year Ended December 31, 2006:
First quarter (through March 6, 2006)	$32.84	$29.24
Year Ended December 31, 2005:
Fourth quarter	$29.24	$23.80
Third quarter	$25.41	$21.40
Second quarter	$25.37	$21.34
First quarter	$24.10	$21.07
Year Ended December 31, 2004:
Fourth quarter	$25.82	$19.07
Third quarter	$19.16	$15.09
Second quarter	$23.10	$18.86
First quarter	$22.72	$18.50

On March 6, 2006 the last reported sale price of the Company’s common stock on The Nasdaq National Market was $32.78 per share. As of March 6, 2006, there were approximately 1,293 holders of record of the Company’s common stock.

The Company currently intends to retain any earnings for use in its business, for investment in acquisitions and to repurchase shares of its common stock. The Company has not paid any cash dividends on its capital stock in the last two years and does not currently anticipate paying any cash dividends on its capital stock in the foreseeable future.

Stock-Based Compensation Plan Information

The following table (in thousands, except option price) provides information as of December 31, 2005 about the securities authorized for issuance to our employees and non-employee directors under our fixed stock-based compensation plans:

	(A)	(B)	(C)
Plan	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Stock-based compensation plans approved by security holders	33,431	$26.47	7,452
Stock-based compensation plans not approved by security holders*	960	5.01	—

Total	34,391	$25.86	7,452

*	Consists of the NetScaler, Inc.’s 1997 Stock Plan and the Teros, Inc. 2005 Restricted Stock Unit Plan, assumed in our 2005 Acquisitions, the Amended and Restated 2000 Stock Incentive Plan of Net6 Inc. and the Amended and Restated 2003 Stock Incentive Plan of Net6 Inc., assumed in our 2004 Acquisitions.

For more information regarding securities authorized for issuance under the Company’s stock-based compensation plans, see Part III, Item 12.

Issuer Purchases of Equity Securities

The Company’s Board of Directors has authorized an ongoing stock repurchase program with a total repurchase authority granted to the Company of $1.2 billion, of which $200.0 million was authorized in February 2006 and $200.0 million was authorized in February 2005. The objective of the stock repurchase program is to improve stockholders’ returns. At December 31, 2005, approximately $67.6 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. The following table shows the monthly activity related to the Company’s stock repurchase program for the three month period ending December 31, 2005.

	Total Number of Shares Purchased (1)	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate dollar value of Shares that may yet be Purchased under the Plans or Programs (in thousands)
October 1, 2005 through October 31, 2005	178,560	$26.31	(2)	178,560	$102,766
November 1, 2005 through November 30, 2005	336,365	$27.36	(2)	336,365	$71,335
December 1, 2005 through December 31, 2005	319,885	$24.39	(2)	319,885	$67,605

Total	834,810	$25.99	(2)	834,810	$67,605

(1)	Represents shares received under the Company’s prepaid stock repurchase programs and shares acquired in open market purchases. The Company expended a net amount of $38.8 million during the quarter ended December 31, 2005 for repurchases of the Company’s common stock. For more information see Note 7 to the Company’s consolidated financial statements.
(2)	These amounts represent the cumulative average of the price paid per share for shares acquired in open market purchases and those received under the Company’s prepaid stock repurchase programs, some of which extend over more than one fiscal period.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share data)
Consolidated Statements of Income Data:
Net revenues	$908,722	$741,157	$588,625	$527,448	$591,629
Cost of revenues (a)	57,964	26,423	31,072	29,841	41,451

Gross margin	850,758	714,734	557,553	497,607	550,178
Operating expenses:
Research and development	108,687	86,357	64,443	68,923	67,699
Sales, marketing and support	393,420	337,566	252,749	235,393	224,108
General and administrative	125,538	106,516	85,672	88,946	85,212
Amortization of other intangible assets (b)	11,622	6,204	300	485	37,228
In-process research and development	7,000	19,100	—	—	2,580

Total operating expenses	646,267	555,743	403,164	393,747	416,827

Income from operations	204,491	158,991	154,389	103,860	133,351
Interest income	23,614	14,274	21,120	30,943	42,006
Interest expense	(2,229)	(11,586)	(18,280)	(18,163)	(20,553)
Other (expense) income, net	(368)	2,754	3,458	(3,483)	(2,253)

Income before income taxes	225,508	164,433	160,687	113,157	152,551
Income taxes	59,168	32,887	33,744	19,237	47,291

Net income	$166,340	$131,546	$126,943	$93,920	$105,260

Diluted earnings per share	$0.93	$0.75	$0.74	$0.52	$0.54

Diluted weighted-average shares outstanding (c)	178,036	174,734	171,447	179,359	194,498

	December 31,
	2005	2004	2003	2002	2001
	(In thousands)
Consolidated Balance Sheet Data:
Total assets	$1,681,656	$1,286,084	$1,344,939	$1,161,531	$1,208,230
Current portion of long-term debt	—	—	351,423	—	—
Long term debt, capital lease obligations, put warrants and common stock subject to repurchase	31,000	—	—	350,024	362,768
Stockholders’ equity	1,203,480	924,905	706,798	614,590	647,330

(a)	Cost of revenues includes amortization of core and product technology of $16.8 million, $6.1 million, $11.0 million, $10.8 million and $11.6 million in 2005, 2004, 2003, 2002 and 2001, respectively.
(b)	On January 1, 2002 the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. Pursuant to SFAS No. 142, the Company ceased amortizing goodwill.
(c)	The Company’s diluted weighted–average shares outstanding primarily fluctuates based on the level of stock repurchases made under the Company’s stock repurchase program and shares issued in connection with its acquisitions. See Notes 3 and 7 to the Company’s consolidated financial statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We design, develop and market technology solutions that enable on-demand access to information and applications. We market and license our products through multiple channels such as value-added resellers, channel distributors, system integrators, independent software vendors, our websites and original equipment manufacturers.

Acquisitions

2005 Acquisitions

During 2005, we acquired all of the issued and outstanding capital stock of two privately held companies, NetScaler, Inc. and Teros, Inc., or the 2005 Acquisitions, for a total of $172.6 million in cash, approximately 6.6 million shares of our common stock valued at approximately $154.8 million and estimated direct transaction costs of $6.6 million. As of December 31, 2005, there were outstanding commitments for the issuance of shares of our common stock related to the purchase consideration for the 2005 Acquisitions of approximately $0.3 million, which was recorded as an accrued expense in our consolidated balance sheet. We also assumed approximately $20.6 million in unvested stock-based compensation upon the closing of the transaction that was accounted for in accordance with Financial Accounting Standards Board, or FASB, Interpretation, or FIN, No. 44, Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB Opinion No. 2) and was recorded as deferred compensation in our consolidated balance sheet. The assumed awards had an excess of fair value over intrinsic value of approximately $0.5 million, which is reflected in the total consideration for the transactions. The 2005 Acquisitions are intended to further extend our leadership in application delivery solutions. The results of operations of the acquired companies are included as part of our results beginning after their dates of acquisition and revenues from the acquired products are included in our Product License revenue and Technical Services revenue in our consolidated statements of income. The sources of funds for consideration paid in these transactions consisted of available cash and investments, borrowings on our senior revolving credit facility, or the Credit Facility, and shares of our authorized common stock. See Note 8 to our consolidated financial statements for more information regarding our Credit Facility.

Under the purchase method of accounting, the purchase price for each of the 2005 Acquisitions was allocated to the acquired company’s net tangible and intangible assets based on their estimated fair values as of the date of the completion of each 2005 Acquisition. The allocation of the total purchase price is summarized below (in thousands):

	Purchase Price Allocation	Asset Life
Current assets	$22,931
Property and equipment	2,352	Various
In-process research and development	7,000
Intangible assets	76,018	3-6 years
Goodwill	234,704	Indefinite
Other assets	13,650

Total assets acquired	356,655
Current liabilities	21,144
Long-term liabilities	1,167

Total liabilities assumed	22,311

Net assets acquired, including direct transaction costs	$334,344

Current assets and current liabilities acquired in connection with the 2005 Acquisitions consisted mainly of cash, accounts receivable, inventory, deferred revenues and other accrued expenses. Other assets consisted primarily of deferred tax assets and long-term deposits. Long-term liabilities assumed as part of the 2005 Acquisitions consisted primarily of the long-term portion of deferred revenues and deferred tax liabilities. In connection with the purchase price allocation, we have estimated the fair value of the support, maintenance, product delivery and training obligations we assumed from the 2005 Acquisitions. The estimated fair value of these obligations was determined by utilizing a cost build-up approach plus a normal profit margin. We did not include any costs associated with selling efforts, research and development or the related fulfillment margins on these costs as they were not deemed to represent a legal obligation at the time of the respective acquisitions.

Intangible assets acquired in the 2005 Acquisitions are comprised of core technologies, customer relationships, trade name and covenants not to compete. The valuation of product technology was based on the estimated discounted future cash flows associated with the 2005 Acquisitions existing products. The value of customer relationships was determined based on the 2005 Acquisitions estimated future discounted cash flows of the relationships in place after considering historical and expected buying patterns of customers, expected cash flows from current customers, the duration of support contracts and the application of charges of other contributory assets. The valuation of the trade name for the 2005 Acquisitions was determined based on assigning a royalty rate to the revenue stream that was expected from the products using the trade name. The pre-tax royalty rate was applied to the product revenue and discounted to a present value. The value of the covenants not to compete was determined by using a discounted income approach that considered the value of the agreements in place adjusted for competition, among other things. The goodwill recorded in relation to the 2005 Acquisitions was assigned to the Americas segment and is not deductible for tax purposes.

2004 Acquisitions

During 2004, we acquired all of the issued and outstanding capital stock of two privately held companies Net6, Inc, a leader in providing secure access gateways and Expertcity.com, Inc., a leader in Web-based desktop access as well as a leader in Web-based meeting and customer assistance services, together, the 2004 Acquisitions. The consideration for the 2004 Acquisitions was approximately $291.0 million comprised of approximately $161.8 million in cash, $6.1 million of direct transaction costs and approximately 5.8 million shares of our common stock valued at approximately $124.8 million. The common stock valued at $124.8 million included $118.0 million related to the initial purchase price and the remaining balance is primarily related to additional common stock earned by the former stockholders of Expertcity.com, Inc. upon the achievement of certain revenue and other financial milestones during 2004 pursuant to the applicable merger agreement, which was issued in March 2005. The fair value of the common stock earned as additional purchase price consideration was recorded as goodwill on the date earned. In connection with the 2004 Acquisitions, we allocated $195.1 million to goodwill, $38.7 million to core and product technology and $32.4 million to other intangible assets. We assigned $31.7 million of the goodwill to our Americas segment and $163.4 million of the goodwill to our Online Services division. The sources of funds for consideration paid in these transactions consisted of available cash and investments and our authorized common stock. There is no additional contingent consideration related to these acquisitions.

In-process Research and Development

We expensed purchased in-process research and development, or IPR&D, of approximately $7.0 million related to the 2005 Acquisitions and $19.1 million related to the 2004 Acquisitions immediately upon the closing of the acquisitions. For more information regarding the IPR&D acquired from acquisitions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations” and Note 3 to our consolidated financial statements.

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

We believe that the accounting policies described below are critical to understanding our business, results of operations and financial condition because they involve more significant judgments and estimates used in the preparation of our consolidated financial statements. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact our consolidated financial statements. We have discussed the development, selection and application of our critical accounting policies with the audit committee of our board of directors and our independent auditors, and our audit committee has reviewed our disclosure relating to our critical accounting policies in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Other significant accounting policies, primarily those with lower levels of uncertainty than those discussed below, are also important to understanding our consolidated financial statements. The notes to our consolidated financial statements contain additional information related to our accounting policies and should be read in conjunction with this discussion.

Revenue Recognition. The accounting related to revenue recognition in the software industry is complex and affected by interpretations of the rules and an understanding of industry practices, both of which are subject to change. As a result, revenue recognition accounting rules require us to make significant judgments. In addition, our judgment is required in assessing the probability of collection, which is generally based on evaluation of customer-specific information, historical collection experience and economic market conditions. If market conditions decline, or if the financial condition of our distributors or customers deteriorate, we may be unable to determine that collectibility is probable, and we could be required to defer the recognition of revenue until we receive customer payments.

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

In the normal course of business, we do not permit product returns, but we do provide most of our distributors and value added resellers with stock balancing and price protection rights. In accordance with the provisions of our warranties, we also provide end-users of our products the right to replacement products, as applicable. Stock balancing rights permit distributors to return products to us up to the forty-fifth day of the fiscal quarter, subject to ordering an equal dollar amount of our other products prior to the last day of the same fiscal quarter. Price protection rights require that we grant retroactive price adjustments for inventories of our products held by distributors or resellers if we lower our prices for such products. We establish provisions for estimated returns for stock balancing and price protection rights, as well as other sales allowances, concurrently with the recognition of revenue. The provisions are established based upon consideration of a variety of factors, including, among other things, recent and historical return rates for both specific products and distributors, estimated distributor inventory levels by product, the impact of any new product releases and projected economic conditions. Actual product returns for stock balancing and price protection provisions incurred are, however, dependent upon future events, including the amount of stock balancing activity by our distributors and the level of distributor inventories at the time of any price adjustments. We continually monitor the factors that influence the pricing of our products and distributor inventory levels and make adjustments to these provisions when we believe actual returns and other allowances could differ from established reserves. Our ability to recognize revenue upon shipment to our distributors is predicated on our ability to reliably estimate future stock balancing returns. If actual experience or changes in market condition impairs our ability to estimate returns, we would be required to defer the recognition of revenue until the delivery of the product to the end-user. Allowances for estimated product returns amounted to approximately $2.3 million at December 31, 2005 and December 31, 2004. We have not reduced and have no current plans to reduce our prices for inventory currently held by distributors or resellers. Accordingly, there were no reserves required for price protection at December 31, 2005 and December 31, 2004. We also record reductions to revenue for customer programs and incentive offerings including volume-based incentives, at the time the sale is recorded. If market conditions were to decline, we could take actions to increase our customer incentive offerings, which could result in an incremental reduction to our revenue at the time the incentive is offered.

Core and Product Technology Assets. We review acquired core and product technology assets for impairment on a periodic basis by comparing the estimated net realizable value to the unamortized cost of the technology. We have acquired our core and product technology assets from our business combinations and other third party agreements. The recoverability of these technologies is primarily dependent upon our ability to commercialize products utilizing these technologies. The estimated net realizable value of the purchased technology is based on the estimated undiscounted future cash flows derived from such technology. Our assumptions about future revenues and expenses require significant judgment associated with the forecast of the performance of our products. Actual revenues and costs could vary significantly from these forecasted amounts. As of December 31, 2005, the estimated undiscounted future cash flows expected from core and product technology assets from these acquisitions is sufficient to recover their carrying value. If these products are not ultimately accepted by our customers and distributors, and there is no alternative future use for the technology, we could determine that some or all of their remaining $81.7 million carrying value is impaired. In the event of impairment, we would record an impairment charge to earnings that could have a material adverse effect on our results of operations.

Goodwill. At December 31, 2005, we had $592.0 million in goodwill primarily related to our 2005 Acquisitions, 2004 Acquisitions and our acquisition of Sequoia Software Corporation. The goodwill recorded in relation to these acquisitions is not deductible for tax purposes. We operate in a single market consisting of the design, development, marketing and support of access infrastructure software, hardware and services. Our revenues are derived from sales in the Americas region, Europe, the Middle East and Africa, or EMEA region, and the Asia-Pacific region and from our Online Services division. These three geographic regions and the Online Services division constitute our reportable segments. See Note 12 to our consolidated financial statements for additional information regarding our reportable segments. We evaluate goodwill along these segments, which represent our reporting units. Substantially all of our goodwill at December 31, 2005 was associated with our Americas and Online Services reportable segments. Excluding goodwill, we have no intangible assets deemed to have indefinite lives.

We use judgment in assessing goodwill for impairment. Goodwill is reviewed for impairment annually, or sooner if events or changes in circumstances indicate that the carrying amount could exceed fair value. Fair values are based on discounted cash flows using a discount rate determined by our management to be consistent with industry discount rates and the risks inherent in our current business model. In accordance with Statement of Financial Accounting Standards, or SFAS, No. 142, Goodwill and Other Intangible Assets, we completed the required annual impairment tests of goodwill as of December 31, 2005. There were no impairment charges recorded as a result of our annual impairment tests. Due to uncertain market conditions and potential changes in our strategy, product portfolio or reportable segments, it is possible that the forecasts we use to support our goodwill could change in the future, which could result in non-cash charges that would adversely affect our results of operations and financial condition.

Current and Deferred Tax Assets. We are required to estimate our income taxes in each of the jurisdictions in which we operate as part of the process of preparing our consolidated financial statements. At December 31, 2005, the Company has approximately $75.6 million in net deferred tax assets. SFAS No. 109, Accounting for Income Taxes, requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is not more likely than not that some portion or all of the deferred tax assets will be realized. We review deferred tax assets periodically for recoverability and make estimates and judgments regarding the expected geographic sources of taxable income, gains from investments, as well as tax planning strategies in assessing the need for a valuation allowance. At December 31, 2005, we determined that a valuation allowance of approximately $1.3 million relating to foreign tax credit carryovers was necessary to reduce our deferred tax assets to the amount that will more likely than not be realized. If the estimates and assumptions used in our determination change in the future, we could be required to revise our estimates of the valuation allowances against our deferred tax assets and adjust our provisions for additional income taxes.

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

Stock-based Compensation Disclosures

Our stock-based compensation program is a broad based, long-term retention program that is intended to attract and reward talented employees and align stockholder and employee interest. The number and frequency of our stock-based awards are based on competitive practices, our operating results, the number of shares available for grant under our shareholder approved plans and other factors. All employees are eligible to participate in our stock-based compensation program.

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

As of December 31, 2005, we had two stock-based compensation plans under which we granted stock options and shares of non-vested stock. In addition, we assumed stock-based employee compensation plans in our 2004 and 2005

Acquisitions, but no additional awards will be granted under these assumed plans. We are currently granting stock-based awards from our 2005 Equity Incentive Plan and our 2005 Employee Stock Purchase Plan. Our Board of Directors has provided that no new awards will be granted under our other plans; however, awards previously granted under these plans and still outstanding will continue to be subject to all the terms and conditions of such plans, as applicable. We typically grant stock options for a fixed number of shares to employees and non-employee directors with an exercise price equal to or above the fair value of the shares at the date of grant. As discussed in Note 2 to our consolidated financial statements, we apply the intrinsic value method under APB Opinion No. 25 and related interpretations in accounting for our plans except for certain unvested awards assumed as part of our acquisitions, which were accounted for in accordance with FIN No. 44. Stock-based compensation cost has been reflected in net income for the amounts related to the awards assumed as part of 2005 and 2004 Acquisitions, which had an exercise price below market value on the date of grant and non-vested stock-based awards granted as part of an overall retention program related to our 2005 Acquisitions. The impact of our fixed stock-based compensation plans and our stock purchase plan on our consolidated financial statements from the use of options is reflected in the calculation of earnings per share in the form of dilution.

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R requires companies to expense the value of employee stock options and similar awards. SFAS No. 123R is effective as of the beginning of the fiscal year that begins after June 15, 2005 (January 1, 2006 for us). As of the effective date, we will be required to expense all awards granted, modified, cancelled or repurchased as well as the portion of prior awards for which the requisite service has not been rendered, based on the grant-date fair value of those awards as calculated for pro forma disclosures under SFAS No. 123. SFAS No. 123R permits public companies to adopt its requirements using one of two methods: the “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123R for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date; or the “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits companies to restate either all prior periods presented or all prior interim periods of the year of adoption based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures.

We plan to adopt SFAS No. 123R using the modified prospective method. We believe that the adoption of SFAS No. 123R’s fair value method will have a material adverse impact on our reported results of operations. We currently estimate that our 2006 expense related to the fair value of options outstanding, as of December 31, 2005, will approximate the amount of SFAS No. 123 expense that we reported for 2005 as disclosed in Note 2 to our consolidated financial statements. The full impact that the adoption of SFAS No. 123R will have on our reported results of operations in 2006 will depend on the levels of share-based payments granted during 2006 as well as changes in our stock price and the assumptions utilized in determining the fair value of our stock awards. Had we adopted SFAS No. 123R in prior periods, we believe that the impact of the adoption of that standard would have approximated the impact of SFAS No. 123 as disclosed in Note 2 to our consolidated financial statements. SFAS No. 123R also requires that the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as previously required under SFAS No. 95. Accordingly, this requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future because they depend, among other things, on when employees exercise stock options, the amount of operating cash flows recognized in prior periods for such excess tax deductions were $38.3 million in 2005, $20.9 million in 2004 and $10.3 million in 2003. In addition, upon adoption of SFAS No. 123R, we will also be required to reverse the deferred compensation currently recorded in our consolidated balance sheet. The reversal of the deferred compensation will be offset by a decrease in our additional paid-in capital and will have no impact on our total stockholders’ equity.

The following table provides information about stock-based awards granted in 2005 and 2004 for employees, non-employee directors and for certain executive officers. The stock-based award data for listed officers relates to our Named Executive Officers. The “Named Executive Officers” for the year ended December 31, 2005, consist of our chief executive officer and the four other most highly compensated executive officers who earned total annual salary and bonus in excess of $100,000 in 2005. For further information on our 2005 Named Executive Officers, see our 2006 proxy statement that will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2005. For 2004, the “Named Executive Officers” consist of our chief executive officer and the four other most highly compensated executive officers who earned total annual salary and bonus in excess of $100,000 in 2004. The 2004 Named Executive Officers are identified in our 2005 Proxy Statement dated April 1, 2005. Named Executive Officers for both years presented were employees as of the respective year end.

	Year ended December 31,
	2005	2004
Net grants to all employees, non-employee directors and executive officers as a percent of outstanding shares(1) (2)	2.17%	1.73%

Grants to Named Executive Officers as a percent of outstanding shares (2)	0.25%	0.17%

Grants to Named Executive Officers as a percent of total awards granted	7.33%	4.83%

Cumulative awards held by Named Executive Officers as a percent of total options outstanding (3)	10.68%	9.66%

(1)	Net grants represent total stock-based awards granted during the period net of stock-based awards forfeited during the period.
(2)	Calculation is based on outstanding shares of common stock as of the beginning of the respective period.
(3)	Calculation is based on total stock-based awards outstanding as of the end of the respective period.

The following table presents our stock-based compensation award activity from December 31, 2003 through December 31, 2005 (in thousands, except weighted-average exercise price). Some amounts may not add due to rounding.

		Awards Outstanding
	Awards Available for Grant	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2003	37,025	38,222	$24.56
Granted at market value	(5,638)	5,638	20.97
Granted below market value	(52)	52	3.86
Exercised	—	(4,492)	13.06
Forfeited/cancelled	2,491	(2,491)	25.14
Additional shares reserved	9,046	N/A	N/A

Balance at December 31, 2004	42,872	36,928	25.20

Granted above market value	(76)	76	32.81
Granted at market value	(4,758)	4,758	23.76
Granted below market value	(961)	961	2.58
Exercised	—	(6,231)	15.12
Forfeited/cancelled	2,101	(2,101)	30.86
New plans (1)	11,136	N/A	N/A
Plan retirement (2)	(42,862)	N/A	N/A

Balance at December 31, 2005	7,452	34,391	25.86

(1)	Represents shares available for grant under our 2005 Equity Incentive Plan, 2005 Employee Stock Purchase Plan and the NetScaler Plan. No additional awards will be granted from the NetScaler Plan.
(2)	Represents shares no longer available for grant due the resolution of our Board of Directors that upon stockholder approval of the 2005 Equity Incentive Plan and the 2005 Employee Stock Purchase Plan, no new awards will be granted under our Amended and Restated 1995 Stock Option Plan, the Second Amended and Restated 2000 Director and Officer Stock Option and Incentive Plan, the Amended and Restated 1995 Non-Employee Director Stock Option Plan and the Third Amended and Restated 1995 Employee Stock Purchase Plan.

A summary of our in-the-money and out-of-the-money stock-based awards information as of December 31, 2005 is as follows (in thousands, except weighted average exercise price). Out-of-the-money awards are those awards with an exercise price equal to or above the closing price of $28.73 per share for our common stock at December 31, 2005.

	Exercisable		Unexercisable		Total
	Shares	Weighted Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
In-the-money	16,576	$18.94	9,987	$19.02	26,563	$18.97
Out-of-the-money	7,827	49.28	1	35.15	7,828	49.28

Total stock-based awards outstanding	24,403	28.67	9,988	19.02	34,391	25.86

The following table provides information with regard to our stock-based award grants during 2005 to the 2005 Named Executive Officers:

Individual Grants (1)
	Number of Securities Underlying Awards Grant (#)	Exercise Price ($/share)		Expiration Date
Mark Templeton	100,000 100,000	$ $	22.50 23.83	April 28, 2010 July 28, 2010
John Burris	37,500 37,500	$ $	22.50 23.83	April 28, 2010 July 28, 2010
David Henshall	30,000 30,000 15,000	$ $ $	22.50 23.83 27.96	April 28, 2010 July 28, 2010 November 20, 2010
David Friedman	20,000 20,000	$ $	22.50 23.83	April 28, 2010 July 28, 2010
Stefan Sjostrom	17,500 17,500	$ $	22.50 23.83	April 28, 2010 July 28, 2010

(1)	These stock-based awards vest over 3 years at a rate of 33.3% of the shares underlying the option one year from the date of the grant and at a rate of 2.78%, monthly, thereafter.

The following table presents certain information regarding option exercises for 2005 and outstanding options held by 2005 Named Executive Officers as of December 31, 2005:

	Shares Acquired on Exercise (#)	Value Realized ($) (1)	Number of Securities Underlying Unexercised Options at December 31, 2005 (#)		Values of Unexercised In- the-Money Options at December 31, 2005 ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable(2)
Mark Templeton	50,000	$525,000	2,071,250	281,250	$17,895,782	$2,152,578
David Henshall	25,000	$303,390	135,557	174,443	$1,760,865	$1,549,285
John Burris	118,325	$1,443,540	396,499	140,302	$1,304,128	$1,146,580
David Friedman	50,000	$989,147	77,864	102,136	$1,351,877	$1,300,998
Stefan Sjostrom	76,244	$880,548	219,945	73,874	$740,406	$706,943

(1)	The amounts disclosed in this column were calculated based on the difference between the fair market value of our common stock on the date of exercise and the exercise price of the options in accordance with regulations promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and do not reflect amounts actually received by the named officers.
(2)	Value is based on the difference between the option exercise price and the fair market value at December 31, 2005 ($28.73 per share), multiplied by the number of shares underlying the option.

For further information regarding our stock option plans, see “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Equity Compensation Plan Information” and Note 6 to our consolidated financial statements.

The following discussion relating to the individual financial statement captions, our overall financial performance, operations and financial position should be read in conjunction with the factors and events described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” and “Risk Factors,” which could impact our future performance and financial position.

Results of Operations

The following table sets forth our consolidated statements of income data and presentation of that data as a percentage of change from period-to-period.

	Year Ended December 31,			2005 Compared to 2004	2004 Compared to 2003
	2005	2004	2003
	(In thousands)
Revenues:
Product licenses	$409,435	$369,826	$374,403	10.7%	(1.2)%
License updates	331,102	271,547	168,793	21.9	60.9
Online services	99,097	44,101	—	124.7	*
Technical services	69,088	55,683	45,429	24.1	22.6

Total net revenues	908,722	741,157	588,625	22.6	25.9
Cost of revenues:
Cost of product license revenues	14,404	3,824	13,555	276.7	(71.8)
Cost of services revenues	26,794	16,472	6,481	62.7	154.2
Amortization of core and product technology	16,766	6,127	11,036	173.6	(44.5)

Total cost of revenues	57,964	26,423	31,072	119.4	(15.0)

Gross margin	850,758	714,734	557,553	19.0	28.2
Operating expenses:
Research and development	108,687	86,357	64,443	25.9	34.0
Sales, marketing and support	393,420	337,566	252,749	16.5	33.6
General and administrative	125,538	106,516	85,672	17.9	24.3
Amortization of other intangible assets	11,622	6,204	300	87.3	*
In-process research and development	7,000	19,100	—	(63.4)	*

Total operating expenses	646,267	555,743	403,164	16.3	37.8

Income from operations	204,491	158,991	154,389	28.6	3.0
Interest income	23,614	14,274	21,120	65.4	(32.4)
Interest expense	(2,229)	(4,367)	(18,280)	(49.0)	(76.1)
Write-off of deferred debt issuance costs	—	(7,219)	—	*	*
Other (expense) income, net	(368)	2,754	3,458	(113.4)	(20.4)

Income before income taxes	225,508	164,433	160,687	37.1	2.3
Income taxes	59,168	32,887	33,744	79.9	(2.5)

Net income	$166,340	$131,546	$126,943	26.5	3.6

*	not meaningful.

Revenues.

Our operations consist of the design, development, marketing and support of access products and services that enable on-demand access to information and applications for our customers, which include individual consumers and professionals, small businesses and enterprises.

Net revenues include the following categories: Product Licenses, License Updates, Online Services and Technical Services. Product Licenses primarily represents fees related to the licensing of our Access Suite products, Citrix NetScaler products and our Citrix Access Gateway products. These revenues are reflected net of sales allowances and provisions for stock balancing return rights. In addition, we offer incentive programs to our channel distributors and value-added resellers to stimulate demand for our products. Revenues associated with these programs are partially offset by these incentives to our channel distributors and value-added resellers. Our Presentation Server product accounted for approximately 84.6% of our Product License revenue for the year ended December 31, 2005, 93.3% of our Product License revenue for the year ended December 31, 2004 and 97.6% of our Product License revenue for the year ended December 31, 2003. The decrease in our Presentation Server product as a percent of our Product License revenue when comparing the year ended December 31, 2005 to the year ended December 31, 2004 is due to an increase in sales of our Citrix NetScaler products, our Access Suite and our Citrix Access Gateway products. During 2006, we expect our Presentation Server product to continue to decrease as a percent of our Product License revenue due to expected increases in sales of our Citrix NetScaler products, our Access Suite and our Citrix Access Gateway products. License Updates consist of fees related to our Subscription Advantage program that are recognized ratably over the term of the contract, which is typically 12 to 24 months. Subscription Advantage is an annual renewable program that provides subscribers with automatic delivery of software upgrades, enhancements and maintenance releases when and if they become available during the term of the subscription. Online Services revenues consist primarily of fees related to online service agreements and are recognized ratably over the contract term. Technical Services revenues are comprised of fees from technical support services which are recognized ratably over the contract term, as well as, revenues from product training and certification, and consulting services revenue related to implementation of our products, which is recognized as the services are provided.

	Year Ended December 31,			2005 Compared to 2004	2004 Compared to 2003
	2005	2004	2003
	(In thousands)
Revenues:
Product licenses	$409,435	$369,826	$374,403	$39,609	$(4,577)
License updates	331,102	271,547	168,793	59,555	102,754
Online services	99,097	44,101	—	54,996	44,101
Technical services	69,088	55,683	45,429	13,405	10,254

Total net revenues	$908,722	$741,157	$588,625	$167,565	$152,532

Net revenues increased $167.6 million during 2005 compared to 2004. Product License revenue increased $39.6 million during 2005 primarily due to increased sales of our new Citrix NetScaler products acquired in our 2005 Acquisitions, increased sales of our Access Suite and increased sales of our Citrix Access Gateway products, acquired in our 2004 Acquisitions. License Updates revenue increased $59.6 million during 2005 primarily due to a larger base of subscribers and increasing renewals related to our Subscription Advantage program. Online Services revenue increased $55.0 million during 2005 primarily due to continued acceptance of new and existing products of our Online Services division. Technical Services revenue increased $13.4 million during 2005 primarily due to increased sales of consulting services related to implementation of our products and, to a lesser extent, services related to our new Citrix NetScaler products. During 2006, we currently expect Product License revenue to increase due to an expected increase in revenue from sales of our Citrix NetScaler products and our Citrix Access Gateway products. We also currently expect modest revenue growth from our Access Suite products in 2006. In addition, we anticipate that Subscription Advantage will continue to be of strategic importance to our business in 2006 because it fosters long-term customer relationships and gives us improved visibility and predictability due to the recurring nature of this revenue stream. Online Services revenues are also currently expected to increase in 2006.

Net revenues increased $152.5 million during 2004 compared to 2003. Product License revenue decreased $4.6 million during 2004 primarily due to a weakness in our packaged product sales which are typically purchased by medium and small-sized businesses. License Updates revenue increased $102.8 million during 2004 primarily due to a larger base of subscribers and increasing renewal rates related to our Subscription Advantage program. Online Services revenue increased $44.1 million during 2004 primarily due to the addition of the Online Services division resulting from our February 2004 Expertcity acquisition. Technical services revenue increased $10.2 million during 2004 primarily due to increased sales of consulting services related to implementation of our products.

Deferred revenues are primarily comprised of License Updates revenue from our Subscription Advantage product, Online Services revenues from annual service agreements for our Online Services division and Technical Services revenues related to our support services and consulting contracts. Deferred revenues increased approximately $60.9 million compared to December 31, 2004 primarily due to increased renewals of Subscription Advantage, and increased sales of our online service agreements and, to a lesser extent, sales of services related to our new Citrix NetScaler Products. We expect deferred revenue to increase in 2006 due primarily to expected increases in both annual contract adoptions for Online Services division’s products and increased Subscription Advantage renewals.

International and Segment Revenues. International revenues (sales outside of the United States) accounted for approximately 50.0% of our net revenues for the year ended December 31, 2005, 53.2% of our net revenues for the year ended December 31, 2004, and 54.6% of our net revenues for the year ended December 31, 2003. The decrease in international revenue as a percent of net revenues for the year ended December 31, 2005 compared to the year ended December 31, 2004 is primarily due to increased sales performance in the United States and increased sales performance and growth in our Online Services division, which is comprised primarily of domestic revenues.

An analysis of our reportable segment net revenue is presented below:

	Year Ended December 31,			Revenue Growth 2004 to 2005	Revenue Growth 2003 to 2004
	2005	2004	2003
	(In thousands)
Americas (1)	$397,233	$335,436	$291,470	18.4%	15.1%
EMEA (2)	334,900	293,690	243,890	14.0	20.4
Asia-Pacific	77,492	67,930	53,265	14.1	27.5
Online Services division	99,097	44,101	—	124.7	*

Consolidated net revenues	$908,722	$741,157	$588,625	22.6	25.9

(1)	Our Americas segment is comprised of the United States, Canada and Latin America.
(2)	Defined as Europe, Middle East and Africa.
*	Not meaningful.

With respect to our segment revenues, the increase in net revenues during 2005 as compared to 2004 was due primarily to the factors mentioned above across the Americas, EMEA and Asia-Pacific segments. Revenues from our Online Services division increased $55.0 million for the year ended December 31, 2005 compared to the year ended December 31, 2004 primarily due to growth resulting from continued acceptance of new and existing products in our Online Services division and, to a lesser extent, the full year impact in 2005 of our Expertcity acquisition. The increase in net revenues during 2004 as compared to 2003 was due primarily to the factors mentioned above across all geographic segments. For additional information on our acquisitions, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Acquisitions” and Note 3 to our consolidated financial statements and for more information on our international revenues, please refer to Note 12 to our consolidated financial statements.

Cost of Revenues

	Year Ended December 31,			2005 Compared to 2004	2004 Compared to 2003
	2005	2004	2003
	(In thousands)
Cost of product license revenues	$14,404	$3,824	$13,555	$10,580	$(9,731)
Cost of services revenues	26,794	16,472	6,481	10,322	9,991
Amortization of core and product technology	16,766	6,127	11,036	10,639	(4,909)

Total cost of revenues	$57,964	$26,423	$31,072	$31,541	$(4,649)

Cost of product license revenues consists primarily of hardware, product media and duplication, manuals, packaging materials, shipping expense, server capacity costs and royalties. Cost of services revenue consists primarily of compensation and other personnel-related costs of providing technical support, consulting, as well as our online services. Also included in cost of revenues is amortization of core and product technology. Cost of product licenses revenues increased $10.6 million in 2005 as compared to 2004 due primarily to sales of our Citrix NetScaler products, and sales of our Citrix Access Gateway products both of which contain hardware components that have a higher cost than our other software products. Cost of services revenues increased $10.3 million in 2005 compared to 2004 primarily due to increased sales in our Online Services division due to continued acceptance of our new and existing online products and, to a lesser extent, due to increased sales of consulting and technical support services related to our Access Suite products and sales of services related to our new Citrix NetScaler products. Amortization of core and product technology increased $10.6 million in 2005 as compared to 2004 primarily due to amortization related to core and product technology acquired in acquisitions. The increase in amortization of core and product technology was partially offset by other core and product technology assets becoming fully amortized during the year. For more information regarding the acquisitions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Acquisitions” and Note 3 to our consolidated financial statements. We anticipate that in 2006, Cost of product license revenues will increase as compared to current levels as we currently expect sales of our Citrix NetScaler products and Citrix Access Gateway products to increase. Our Citrix NetScaler products and Citrix Access Gateway products have a higher cost of revenues than our software license products due to their hardware component. In addition, in 2006, we expect our cost of services revenues to increase due to increased sales of our online services products and an increase in technical support costs as we increase our customer base, have more frequent product releases and more complex products. Our reported total cost of revenues is also expected to increase due to increased compensation expense related to our adoption of SFAS No. 123R.

Cost of product licenses revenues decreased $9.7 million in 2004 as compared to 2003 due primarily to a decrease in royalties due to the expiration of certain license agreements. Cost of services revenues increased $10.0 million in 2004 compared to 2003 primarily due to the addition of our Online Services division resulting from the February 2004 Expertcity acquisition. Amortization of core and product technology decreased $4.9 million in 2004 as compared to 2003 primarily due to the reclassification of certain intangible tax assets related to a 2001 acquisition from a product technology intangible asset to goodwill resulting in an approximately $7.2 million reduction in amortization expense partially offset by an increase in amortization expense related to core and product technology intangible assets acquired in the Expertcity acquisition.

Gross Margin.

Gross margin as a percent of revenue was 93.6% for 2005, 96.4% for 2004 and 94.7% for 2003. The decrease in gross margin as a percentage of net revenue in 2005 compared to 2004 was primarily due to the increase in cost of revenues as discussed above. We currently expect our gross margin to decrease slightly in 2006 due to the factors discussed above under Cost of Revenues.

Operating Expenses

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

Research and Development Expenses

	Year Ended December 31,			2005 Compared to 2004	2004 Compared to 2003
	2005	2004	2003
	(In thousands)
Research and development	$108,687	$86,357	$64,443	$22,330	$21,914

Research and development expenses consisted primarily of personnel-related costs. We expensed substantially all development costs included in the research and development of our products and new functionality added to our existing products as incurred except for certain core technologies with alternative future uses. Research and development expenses increased approximately $22.3 million for the year ended December 31, 2005 compared to the year ended December 31, 2004 primarily due to an increase in staffing and related personnel costs due to the Net6 and the 2005 Acquisitions, and to a lesser extent, due to increased staffing and personnel costs related to our Access Suite of products. We currently expect research and development expenses to increase moderately in 2006 due to the full year impact of our 2005 Acquisitions, due to continued investments in our business including the hiring of personnel, and additional compensation expense related to the adoption of SFAS No. 123R.

Research and development expenses increased approximately $21.9 million during 2004 as compared to 2003 primarily due to increased headcount and related personnel costs, as well as an increase in staffing and associated personnel costs related to our Expertcity acquisition.

Sales, Marketing and Support Expenses

	Year Ended December 31,			2005 Compared to 2004	2004 Compared to 2003
	2005	2004	2003
	(In thousands)
Sales, marketing and support	$393,420	$337,566	$252,749	$55,854	$84,817

Sales, marketing and support expenses consisted primarily of personnel-related costs, including sales commissions, and the costs of marketing programs aimed at increasing revenue, such as advertising, trade shows, public relations and other market development programs. Sales, marketing and support expenses increased approximately $55.9 million for the year ended December 31, 2005 compared to the year ended December 31, 2004 primarily due to an increase in headcount and the associated increase in salaries, commissions and other variable compensation and employee related expenses, as well as an increase in staffing and related personnel costs due to the 2005 Acquisitions and, to a lesser extent, the full year impact of our

2004 Acquisitions. Additionally, we increased our utilization of personnel for revenue generating activities for the year ended December 31, 2005 as compared to the year ended December 31, 2004, which is reflected as cost of service revenues rather than sales, marketing and support expenses. In 2006, we currently expect sales, marketing and support expenses to increase moderately due to the full year impact of our 2005 Acquisitions, increased compensation costs as we continue to make investments in our business and hire personnel, as well as, additional compensation costs related to the adoption of SFAS No. 123R.

Sales, marketing and support expenses increased approximately $84.8 million during 2004 as compared to 2003, primarily due to the hiring of additional sales personnel and related personnel costs and increases in commissions and other variable compensation costs due to the achievement of targeted sales goals and an increase in staffing and associated personnel costs related to the Expertcity acquisition. In addition, there was an increase in marketing program costs resulting from our worldwide brand awareness and advertising campaign and from the marketing of services related to our Online Services division, which were introduced in the first quarter of 2004. These increases were partially offset by an increase in the allocation of certain revenue generating services expenses from operating expense to cost of services revenues.

General and Administrative Expenses

	Year Ended December 31,			2005 Compared to 2004	2004 Compared to 2003
	2005	2004	2003
	(In thousands)
General and administrative	$125,538	$106,516	$85,672	$19,022	$20,844

General and administrative expenses consisted primarily of personnel-related related costs and expenses related to outside consultants assisting with regulatory compliance and information systems, as well as, auditing and legal fees. General and administrative expenses increased approximately $19.0 million for the year ended December 31, 2005 compared to the year ended December 31, 2004, primarily due to an increase in headcount, associated salaries and employee related expenses, an increase in staffing and employee related expenses due to the 2005 Acquisitions and, to a lesser extent the full year impact of our 2004 Acquisitions. We currently expect general and administrative expenses to increase in 2006 primarily due to the full year impact of our 2005 Acquisitions and due to additional compensation costs related to the adoption of SFAS No. 123R.

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

Amortization of Other Intangible Assets

	Year Ended December 31,			2005 Compared to 2004	2004 Compared to 2003
	2005	2004	2003
	(In thousands)
Amortization of other intangible assets	$11,622	$6,204	$300	$5,418	$5,904

Amortization of other intangible assets increased approximately $5.4 million in 2005 as compared to 2004 primarily due to an increase in amortization expense related to certain acquired finite-lived intangible assets. As of December 31, 2005, we had unamortized other identified intangible assets with estimable useful lives in the net amount of $55.6 million. Amortization of other intangible assets increased approximately $5.9 million in 2004 as compared to 2003 primarily due to an increase in amortization expense related to intangible assets acquired in the Expertcity acquisition. We currently expect amortization expense to increase during 2006 as a result of our acquisitions. For more information regarding our acquisitions see, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Acquisitions” and Note 3 to our consolidated financial statements.

In-Process Research and Development

	Year Ended December 31,			2005 Compared to 2004	2004 Compared to 2003
	2005	2004	2003
	(In thousands)
In-process research and development	$7,000	$19,100	$—	$(12,100)	$19,100

In 2005, $7.0 million of the purchase price paid for our 2005 Acquisitions was allocated to IPR&D, and in 2004, $19.1 million of the purchase price paid for our 2004 Acquisitions was allocated to IPR&D. The amounts allocated to IPR&D in our acquisitions had not yet reached technological feasibility, had no alternative future use and were written-off at the date of the acquisitions in accordance with FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method. For more information regarding the acquisitions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Acquisitions” and Note 3 to our consolidated financial statements.

Our efforts with respect to the acquired technologies currently consist of design and development that may be required to support the release of the technologies into updated versions of existing service offerings and potentially new product and service offerings related to our Citrix NetScaler products, Citrix Access Gateway products and our Online services. We currently expect that we will successfully develop new products or services utilizing the acquired in-process technology, but there can be no assurance that commercial viability of future product or service offerings will be achieved. Furthermore, future developments in the software industry, changes in technology, changes in other products and offerings or other developments may cause us to alter or abandon product plans. Failure to complete the development of projects in their entirety, or in a timely manner, could have a material adverse impact on our financial condition and results of operations.

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

Interest Income

	Year Ended December 31,			2005 Compared to 2004	2004 Compared to 2003
	2005	2004	2003
	(In thousands)
Interest income	$23,614	$14,274	$21,120	$9,340	$(6,846)

Interest income increased approximately $9.3 million during 2005 as compared to 2004 due to higher interest rates earned on overall higher average cash, cash equivalent and investment balances that resulted primarily from cash from operations, increased proceeds received from employee stock-based compensation plans, partially offset by increased spending on stock repurchases and acquisitions. Interest income decreased approximately $6.8 million during 2004 as compared to 2003 due to lower levels of cash and investments held in 2004 that resulted from the maturity of AAA-zero coupon corporate securities of $195.4 million in March 2004, the payment of approximately $355.7 million for the redemption of our convertible subordinated debentures in March 2004 and our payment of approximately $161.8 million in cash for our 2004 Acquisitions. For more information see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Acquisitions” and “— Liquidity and Capital Resources” and Notes 3, 7 and 8 to our consolidated financial statements.

Interest Expense

	Year Ended December 31,			2005 Compared to 2004	2004 Compared to 2003
	2005	2004	2003
	(In thousands)
Interest expense	$2,229	$4,367	$18,280	$(2,138)	$(13,913)

Interest expense decreased approximately $2.1 million during 2005 compared to 2004 primarily due to the redemption of our convertible subordinated debentures on March 22, 2004. This decrease was partially offset by interest expense incurred in 2005 related to amounts drawn during the year on our Credit Facility and our term loan facility, or the Term Loan. Interest expense decreased $13.9 million during 2004 compared to 2003 primarily due to the redemption of our convertible subordinated debentures on March 22, 2004. For more information see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Note 8 to our consolidated financial statements.

Write-off of Deferred Debt Issuance Costs

	Year Ended December 31,			2005 Compared to 2004	2004 Compared to 2003
	2005	2004	2003
	(In thousands)
Write-off of deferred debt issuance costs	$—	$7,219	$—	$(7,219)	$7,219

In 2004, we incurred a charge of approximately $7.2 million for our remaining prepaid issuance costs as a result of the redemption of our convertible subordinated debentures. For more information on our convertible subordinated debentures see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity” and Note 8 to our consolidated financial statements.

Other (Expense) Income, Net

	Year Ended December 31,			2005 Compared to 2004	2004 Compared to 2003
	2005	2004	2003
	(In thousands)
Other (expense) income, net	$(368)	$2,754	$3,458	$(3,122)	$(704)

Other (expense) income, net is primarily comprised of remeasurement and foreign currency transaction gains (losses), other-than-temporary declines in the value of our equity investments and realized gains (losses) on the sale of available-for-sale investments. The $3.1 million decrease in other (expense) income, net during 2005 compared to 2004 was due primarily to losses on the remeasurement of our foreign currency transactions partially offset by realized gains on the sale of certain of our investments. Other (expense) income, net remained relatively constant during 2004 compared to 2003.

Income Taxes

On October 22, 2004, the American Jobs Creation Act, or the AJCA, was signed into law. The AJCA provided for an 85% dividends received deduction on dividend distributions of foreign earnings to a U.S. taxpayer, if certain conditions are met. During the second quarter of fiscal 2005, we completed our evaluation of the effects of the repatriation provision of the AJCA and our Chief Executive Officer and Board of Directors approved our dividend reinvestment plan, or DRP, under the AJCA. During 2005, we repatriated approximately $503.0 million of certain foreign earnings, of which $500.0 million qualified for the 85% dividends received deduction. During 2005, we recorded an estimated tax provision of approximately $24.4 million related to the repatriation. Additionally, during 2005, we recorded the reversal of approximately $8.8 million for income taxes on certain foreign earnings for which a deferred tax liability had been previously recorded.

We maintain certain operational and administrative processes in overseas subsidiaries and our foreign earnings are taxed at lower foreign tax rates. Other than through the one-time repatriation provision within the AJCA completed during 2005, we do not expect to remit earnings from our foreign subsidiaries. Accordingly, since 2000 we have not provided for deferred taxes on foreign earnings.

In 2005, our effective tax rate increased to 26% from 20% in 2004, primarily due to the tax impact of the dividend repatriated under the AJCA. In 2004, our effective tax rate decreased to 20% from 21% in 2003, primarily due to an increase in annual taxable income in our geographic locations that are taxed at a lower rate. Our effective tax rate may fluctuate throughout 2006 based on a number of factors including variations in estimated taxable income in our geographic locations, completed and potential acquisitions, changes in statutory tax rates and the tax effects of SFAS No. 123R, among others.

Liquidity and Capital Resources

During 2005, we generated positive operating cash flows of $293.1 million. These cash flows related primarily to net income of $166.3 million, adjusted for, among other things, tax benefits from the exercise of non-statutory stock options and disqualifying dispositions of incentive stock options of $38.3 million, non-cash charges, including depreciation and amortization of $50.4 million, the write-off of in-process research and development associated with the 2005 Acquisitions of $7.0 million, provision for product returns of $6.0 million, amortization of deferred stock-based compensation of $4.3 million and an aggregate increase in cash flow from our operating assets and liabilities of $34.6 million partially offset by a deferred income tax benefit of $14.3 million. Our investing activities provided $160.3 million of cash consisting primarily of the net proceeds, after reinvestment, from sales and maturities of our available-for-sale investments of $355.0 million partially offset by cash paid for the 2005 Acquisitions, net of cash acquired, of $168.3 million and the expenditure of $26.4 million for the purchase of property and equipment. Our financing activities used cash of $42.9 million related to $174.4 million of cash paid under our stock repurchase programs partially offset by $101.6 million in proceeds received from employee stock compensation plans and $29.9 million in net proceeds from our Credit Facility and Term Loan, net of financing fees.

During 2004, we generated positive operating cash flows of $265.3 million. These cash flows related primarily to net income of $131.5 million, adjusted for, among other things, tax benefits from the exercise of non-statutory stock options and disqualifying dispositions of incentive stock options of $20.9 million, non-cash charges, including depreciation and amortization of $33.6 million, the write-off of in-process research and development associated with our 2004 Acquisitions of $19.1 million, the write-off of deferred debt issuance costs on our convertible subordinated debentures of $7.2 million, provision for product returns of $6.7 million, the accretion of original issue discount and amortization of financing costs of $4.3 million and an aggregate increase in cash flow from our operating assets and liabilities of $42.5 million. Our investing activities provided $39.3 million of cash consisting primarily of the net proceeds, after reinvestment, from sales and maturities of our available-for-sale and held-to-maturity investments of $221.3 million partially offset by cash paid for the 2004 Acquisitions, net of cash acquired, of $140.8 million, the expenditure of $24.4 million for the purchase of property and equipment and cash paid for licensing agreements and core technology of $16.8 million. Our financing activities used cash of $414.1 million related to $355.7 million of cash paid for the redemption of our convertible subordinated debentures and $121.9 million of cash paid under our stock repurchase programs partially offset by $63.5 million in proceeds received from employee stock compensation plans.

Cash and Investments

	Year Ended December 31,		2005 Compared to 2004
	2005	2004
	(In thousands)
Cash and investments	$554,221	$417,115	$137,106

As of December 31, 2005, we had $554.2 million in cash and investments compared to $417.1 million at December 31, 2004. Additionally, at December 31, 2005, we had $63.7 million of restricted cash equivalents and investments, see “— Restricted Cash Equivalents and Investments” below. The $137.1 million increase in cash and investments as compared to December 31, 2004, is primarily due to the release of restricted cash as collateral due to the termination of our credit default contracts, an increase in proceeds received from exercises of instruments under our employee stock-based compensation plans and net proceeds received from our Term Loan of $29.9 million partially offset by an increase in cash paid under our stock repurchase programs and an increase in cash spent for our 2005 Acquisitions. In addition, in 2004, we redeemed our convertible subordinated debentures which reduced our average cash balances held in 2004. We generally invest our cash and cash equivalents in investment grade, highly liquid securities to allow for flexibility in the event of immediate cash needs. Our short and long-term investments primarily consist of interest-bearing securities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Convertible Subordinated Debentures” and Notes 3 and 8 to our consolidated financial statements for further information.

Restricted Cash Equivalents and Investments

	Year Ended December 31,		2005 Compared to 2004
	2005	2004
	(In thousands)
Restricted cash equivalents and investments	$63,728	$149,051	$(85,323)

As of December 31, 2005, we had $63.7 million in restricted cash equivalents and investments compared to $149.1 million at December 31, 2004. The decrease in restricted cash and investments is primarily due to the termination of our credit default contracts and the release of the previously restricted collateral related to those contracts. As of December 31, 2005, restricted cash equivalents and investments are primarily comprised of approximately $62.8 million in investment securities and cash equivalents pledged as collateral for specified obligations under our synthetic lease arrangement. As of December 31, 2004 restricted cash was primarily comprised of approximately $86.3 million in investment securities that were pledged as collateral for certain of our credit default contracts and interest rate swap agreements and amounts related to our synthetic lease of approximately $62.8 million. We maintain the ability to manage the composition of the restricted cash equivalents and investments within certain limits and to withdraw and use excess investment earnings from the pledged collateral for operating purposes. For further information regarding our synthetic lease, credit default contracts and interest rate swaps, see Notes 10 and 13 to our consolidated financial statements.

Accounts Receivable, Net

	Year Ended December 31,		2005 Compared to 2004
	2005	2004
	(In thousands)
Accounts receivable	$146,397	$113,315	$33,082
Allowance for returns	(2,332)	(2,273)	(59)
Allowance for doubtful accounts	(2,050)	(2,643)	593

Accounts receivable, net	$142,015	$108,399	$33,616

At December 31, 2005, we had approximately $142.0 million in accounts receivable, net of allowances. The $33.6 million increase in accounts receivable as compared to 2004 was primarily due to an increase in sales, particularly in the last month of the year and increases related to the 2005 Acquisitions. Our allowance for returns was $2.3 million at December 31, 2005 and December 31, 2004. The activity in our allowance for returns was comprised of $6.6 million in credits issued for stock balancing rights during 2005 offset by $6.6 million of provisions for returns recorded during 2005. Our allowance for doubtful accounts was $2.1 million at December 31, 2005 compared to $2.6 million at December 31, 2004. The decrease of $0.5 million was comprised of $1.4 million of uncollectible accounts written off, net of recoveries, partially offset by $0.7 million of provisions for doubtful accounts associated with accounts receivable acquired in our 2005 Acquisitions and an additional $0.1 million of provisions for doubtful accounts recorded during the year. From time to time, we could maintain individually significant accounts receivable balances from our distributors or customers, which are comprised of large business enterprises, governments and small and medium-sized businesses. If the financial condition of our distributors or customers deteriorates, our operating results could be adversely affected. At December 31, 2005 and 2004, no distributor or customer accounted for more than 10% of our accounts receivable. For more information regarding significant customers see Note 12 to our consolidated financial statements.

Credit Facility and Term Loan

Effective on August 9, 2005, we entered into a Credit Facility, with a group of financial institutions, or the Lenders. The Credit Facility provides for a five-year revolving line of credit in the aggregate amount of $100.0 million, subject to continued covenant compliance. A portion of the revolving line of credit (i) in the aggregate amount of $25.0 million may be available for issuances of letters of credit and (ii) in the aggregate amount of $15.0 million may be available for swing line loans. The Credit Facility currently bears interest at the London Interbank Offered Rate or LIBOR plus 0.5% and adjusts in the future in the range of 0.5% to 1.25% above LIBOR based on the level of our total debt and our adjusted earnings before interest, taxes, depreciation and amortization, or EBITDA. In addition, we are required to pay a quarterly facility fee ranging from 0.125% to 0.25% based on the aggregate amount available under the Credit Facility and the level of our total debt and adjusted EBITDA. During the third quarter of 2005, we borrowed and repaid $75 million on the Credit Facility. The amount borrowed was used to partially fund the cash portion of the purchase price of our 2005 Acquisitions. For more information related to the 2005 Acquisitions and our long-term debt, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Acquisitions” and “ – Liquidity and Capital Resources” and Notes 3 and 8 to our consolidated financial statements. At December 31, 2005, there were no amounts outstanding under the Credit Facility.

Effective on August 9, 2005, our subsidiary entered into the Term Loan, with the Lenders. The Term Loan provides for an eighteen-month single-draw term loan facility in the aggregate amount of $100.0 million. The Term Loan currently bears interest at LIBOR plus 0.5% and adjusts in the future in the range of 0.5% to 1.25% above LIBOR based on the level of our total debt and adjusted EBITDA. In addition, we are required to pay a quarterly facility fee ranging from 0.125% to 0.25% based on the aggregate amount of the Term Loan and the level of our subsidiary’s total debt and adjusted EBITDA. We used the proceeds from the Term Loan Agreement to partially fund the repatriation of certain of our foreign earnings in connection with the AJCA. For more information related to our long-term debt and the AJCA, see Notes 8 and 11 of our consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations.” During 2005, we repaid $69.0 million of the amount outstanding on the Term Loan. As of December 31, 2005, $31.0 million is outstanding under the Term Loan. In February 2006, we paid in full all amounts outstanding under the Term Loan.

The Lenders are entitled to accelerate repayment of outstanding loans under the Credit Facility, if any, upon the occurrence of any various events of default, which include, among other events, as applicable, failure to pay when due any principal, interest or other amounts in respect of the loans, our breach of any representations and warranties (subject, in some cases, to various grace periods) or violations of any covenants under the loan documents, default under any of our other significant indebtedness, if any, a bankruptcy or insolvency event with respect to us, the rendering of a material judgment against us, material adverse developments with respect to our ERISA plans or certain changes in our control.

Under the Credit Facility, we must comply with various financial and non-financial covenants. The financial covenants consist of a minimum interest coverage ratio and a maximum consolidated leverage ratio. The primary non-financial covenants limit our ability to pay dividends (other than pursuant to the DRP), conduct certain mergers or acquisitions, make certain investments and loans, incur future indebtedness or liens, alter our capital structure and sell stock or assets.

Convertible Subordinated Debentures

In March 1999, we sold $850 million principal amount at maturity of our zero coupon convertible subordinated debentures, or the Debentures, due March 22, 2019, in a private placement. The Debentures were priced with a yield to maturity of 5.25% and resulted in net proceeds to us of approximately $291.9 million, net of original issue discount and net of debt issuance costs of approximately $9.6 million. On March 22, 2004, we redeemed the outstanding Debentures for an aggregate redemption price of approximately $355.7 million. We used the proceeds from our held-to-maturity investments that matured on March 22, 2004 and cash on hand to fund the redemption. At the date of redemption, we incurred a charge for the associated deferred debt issuance costs of approximately $7.2 million.

Stock Repurchase Program

Our Board of Directors has authorized an ongoing stock repurchase program with a total repurchase authority granted to us of $1.0 billion, of which $200.0 million was authorized in February 2006 and $200.0 million was authorized in February 2005, the objective of which is to improve shareholders’ return. At December 31, 2005, approximately $67.6 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock.

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

We expended an aggregate of $174.3 million during 2005 and $121.9 million during 2004, net of premiums received, under all stock repurchase transactions. During 2005, we took delivery of a total of 7,356,617 shares of outstanding common stock with an average per share price of $23.51 and during 2004, we took delivery of a total of 4,458,740 shares of outstanding common stock with an average per share price of $18.77. Some of these shares were received pursuant to prepaid programs. Since inception of our stock repurchase program, the average cost of shares acquired was $17.40 per share compared to an average close price during open trading windows of $20.58 per share. In addition, a significant portion of the funds used to repurchase stock was funded by proceeds from employee stock option exercises and the related tax benefit. We remain committed to our ongoing stock repurchase program. As of December 31, 2005, we have remaining prepaid notional amounts of approximately $54.5 million under our stock repurchase agreements. As the total shares to be received for the open repurchase agreements at December 31, 2005 is not determinable until the contracts mature in 2006, the above price per share amounts exclude the remaining shares to be received subject to the agreements.

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

The following table summarizes our significant contractual obligations at December 31, 2005 and the future periods in which such obligations are expected to be settled in cash. Additional details regarding these obligations are provided in the notes to our consolidated financial statements (in thousands):

	Payments due by period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Operating lease obligations	$81,545	$19,560	$23,660	$12,506	$25,819
Synthetic lease obligations	10,542	3,142	6,417	983	—
Term loan (1)	31,000	—	31,000	—	—
Interest payments on term loan (1)	1,592	1,433	159	—	—

Total contractual obligations (2)	$124,679	$24,135	$61,236	$13,489	$25,819

(1)	The Term Loan was paid in full in February 2006 and we incurred approximately $0.2 million in interest payments related to the Term Loan in 2006.
(2)	Total contractual obligations do not include agreements where our commitment is variable in nature or where cancellation without payment provisions exist.

As of December 31, 2005, we did not have any individually material capital lease obligations, purchase obligations, or other material long-term commitments reflected on our consolidated balance sheets.

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

The initial term of the synthetic lease is seven years. Upon approval by the lessor, we can renew the lease twice for additional two-year periods. The lease payments vary based on LIBOR, plus a margin. At any time during the lease term, we have the option to sublease the property and upon thirty days’ written notice, we have the option to purchase the property for an amount representing the original property cost and transaction fees of approximately $61.0 million plus any lease breakage costs and outstanding amounts owed. Upon at least 180 days notice prior to the termination of the initial lease term, we have the option to remarket the property for sale to a third party. If we choose not to purchase the property at the end of the lease term, we have guaranteed a residual value to the lessor of approximately $51.9 million and possession of the buildings will be returned to the lessor. On a periodic basis, we evaluate the property for indications of permanent impairment. If an evaluation were to indicate that the fair value of the property were to decline below $51.9 million, we would be responsible for the difference under our residual value guarantee, which could have a material adverse effect on our results of operations and financial condition.

The synthetic lease includes certain financial covenants including a requirement for us to maintain a restricted cash, cash equivalent or investment balance of approximately $62.8 million as collateral, which is classified as restricted cash equivalents and investments in our accompanying consolidated balance sheets. We maintain the ability to manage the composition of restricted investments within certain limits and to withdraw and use excess investment earnings from the pledged collateral for operating purposes. Additionally, we must maintain a minimum net cash and investment balance of $100.0 million, excluding our collateralized investments, equity investments and outstanding debt as of the end of each fiscal quarter. As of December 31, 2005, we had approximately $422.9 million in cash and investments in excess of this required level. The synthetic lease includes non-financial covenants, including the maintenance of the property and adequate insurance, prompt delivery of financial statements to the administrative agent of the lessor and prompt payment of taxes associated with the property. As of December 31, 2005, we were in compliance with all material provisions of the arrangement.

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

Commitments

Capital expenditures were $26.4 million during 2005, $24.4 million during 2004 and $11.1 million during 2003. During 2005, capital expenditures were primarily related to computer equipment purchases associated with our research and development activities, software purchases related to improving our internal infrastructure and leasehold improvements. Over the next 12 months, we currently expect capital expenditures to increase due to the planned implementation of certain systems to streamline business operations and enhance management reporting capabilities.

During 2002 and 2001, we took actions to consolidate certain of our offices, including the exit of certain leased office space and the abandonment of certain leasehold improvements. Lease obligations related to these existing operating leases continue to 2025 with a total remaining obligation at December 31, 2005 of approximately $18.9 million, of which $1.8 million was accrued for as of December 31, 2005, and is reflected in accrued expenses and other liabilities in our consolidated financial statements. In calculating this accrual, we made estimates, based on market information, including the estimated vacancy periods and sublease rates and opportunities. We periodically re-evaluate our estimates; and if actual circumstances prove to be materially worse than management has estimated, the total charges for these vacant facilities could be significantly higher.

Historically, significant portions of our cash inflows were generated by our operations. We currently expect this trend to continue throughout 2006. We believe that our existing cash and investments together with cash flows expected from operations will be sufficient to meet expected operating and capital expenditure requirements for the next 12 months. We continue to search for suitable acquisition candidates and could acquire or make investments in companies we believe are related to our strategic objectives. We could from time to time seek to raise additional funds through the issuance of debt or equity securities for larger acquisitions.

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

We are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates that could adversely affect our results of operations or financial condition. To mitigate foreign currency risk, we utilize derivative financial instruments. The counter-parties to our derivative instruments are major financial institutions. All of the potential changes noted below are based on sensitivity analyses performed on our financial position as of December 31, 2005. Actual results could differ materially.

Discussions of our accounting policies for derivatives and hedging activities are included in Notes 2 and 13 to our consolidated financial statements.

Exposure to Exchange Rates

A substantial majority of our overseas expense and capital purchasing activities are transacted in local currencies, including Euros, British pounds sterling, Australian dollars, Japanese yen, Swiss francs, Canadian dollars and Hong Kong dollars. To reduce exposure to reduction in U.S. dollar value and the volatility of future cash flows caused by changes in currency exchange rates, we have established a hedging program. We use foreign currency forward contracts to hedge certain forecasted foreign currency expenditures. Our hedging program significantly reduces, but does not entirely eliminate, the impact of currency exchange rate movements.

At December 31, 2005 and 2004, we had in place foreign currency forward sale contracts with a notional amount of $81.7 million and $39.0 million, respectively, and foreign currency forward purchase contracts with a notional amount of $191.5 million and $165.0 million, respectively. At December 31, 2005 and 2004, these contracts had an aggregate fair liability value of $5.1 million and at December 31, 2004 these contracts had an aggregate fair asset value of $8.0 million. Based on a hypothetical 10% appreciation of the U.S. dollar from December 31, 2005 market rates, the fair value of our foreign currency forward contracts would increase the liability by $10.6 million. Conversely, a hypothetical 10% depreciation of the U.S. dollar from December 31, 2005 market rates would increase the fair value of our foreign currency forward contracts by $10.6 million, resulting in a net asset position. Foreign operating costs in these hypothetical movements would move in the opposite direction. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates quantified above, changes in exchange rates could also change the dollar value of sales and affect the volume of sales as competitors’ products become more or less attractive. We do not anticipate any material adverse impact to our consolidated financial position, results of operations, or cash flows as a result of these foreign exchange forward contracts.

Exposure to Interest Rates

We have interest rate exposures resulting from our interest-based available-for-sale securities. We maintain available-for-sale investments in debt securities, which limits the amount of credit exposure to any one issuer or type of instrument. The securities in our investment portfolio are not leveraged. The securities classified as available-for-sale are subject to interest rate risk. The modeling technique used measures the change in fair values arising from an immediate hypothetical shift in market interest rates and assumes that ending fair values include principal plus accrued interest and reinvestment income. If market interest rates were to increase by 100 basis points from December 31, 2005 and 2004 levels, the fair value of the available-for-sale portfolio would decline by approximately $0.2 million and $0.3 million, respectively. These amounts are determined by considering the impact of the hypothetical interest rate movements on our available-for-sale investment portfolios. This analysis does not consider the effect of credit risk as a result of the reduced level of overall economic activity that could exist in such an environment. During the third quarter of 2005, we have terminated all of our interest rate swap agreements due to the sale of the underlying available-for-sale investments. For more information see Notes 4 and 13 to our consolidated financial statements.

During 2005 our subsidiary entered into the Credit Facility and the Term Loan. Accordingly, we could be exposed to market risk from changes in interest rates on our long-term debt. This exposure relates to our $100.0 million Credit Facility and our $100.0 million Term Loan. Borrowings under the Credit Facility currently bear interest at variable rates based on LIBOR plus 0.5% and adjusts in the future in the range of 0.5% to 1.25% above LIBOR based on our level of total debt and our adjusted earnings before interest, taxes, depreciation and amortization or EBITDA. A hypothetical 1% interest rate change would not have any current impact on our results of operations as we have no amounts outstanding on the Credit Facility as of December 31, 2005. As of December 31, 2005, we had $31.0 million outstanding under the Term Loan.

Borrowings under the Term Loan currently bear interest at variable rates based on LIBOR plus 0.5% and adjusts in the future in the range of 0.5% to 1.25% above LIBOR based on our subsidiary’s level of total debt and adjusted EBITDA. Pursuant to the terms of the Term Loan agreement, we have the ability to elect a rate of interest for periods of one, three or six months. As of December 31, 2005, we had set the interest rate on the Term Loan through the date of repayment. The Term Loan was paid in full in February 2006.

In April 2002, we entered into a synthetic lease with a substantive lessor totaling approximately $61.0 million related to office space utilized for our corporate headquarters. Payments under this synthetic lease are indexed to a variable interest rate (LIBOR plus a margin). Based upon our interest rate exposure under this synthetic lease at December 31, 2005, a 100 basis point change in the current interest rate would have an immaterial effect on our financial position and results of operations. In addition to interest rate exposure, if the fair value of our headquarters building in Fort Lauderdale, Florida were to significantly decline, there could be a material adverse effect on our results of operations and financial condition.

ITEM 8.	FINANCIAL STATEMENTS AND SCHEDULES

The Company’s consolidated financial statements and related financial statement schedule, together with the reports of independent registered public accounting firm, appear at pages F-1 through F-30 of this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with our independent registered public accountants on accounting or financial disclosure matters during the Company’s two most recent fiscal years.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2005, the Company’s management, with the participation of the Company’s President and Chief Executive Officer and the Company’s Vice President and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s President and Chief Executive Officer and the Company’s Vice President and Chief Financial Officer concluded that, as of December 31, 2005, the Company’s disclosure controls and procedures were effective in ensuring that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to the Company’s management, including the Company’s President and Chief Executive Officer and the Company’s Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2005, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting except as described below.

During the fourth quarter of 2005, we continued to improve and enhance our financial reporting systems by implementing our existing SAP system, our information system for enterprise resource planning, at our Online Services division. The implementation was not made in response to any deficiency in our internal control over financial reporting; however, we believe that the implementation has enhanced our system of internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a – 15(f). Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (the COSO criteria).

We have excluded NetScaler, Inc., or NetScaler, from our assessment of and conclusion on the effectiveness of internal control over financial reporting as of December 31, 2005 because it was acquired by us in a purchase business combination on August 15, 2005. Total assets and net assets acquired (excluding $281.0 million of goodwill and other intangible assets recorded in connection with the acquisition) were both approximately 2% of our consolidated total assets and consolidated net assets as of December 31, 2005, and NetScaler’s net revenues for the period we owned it were approximately 2% of our consolidated net revenues for the year ended December 31, 2005. NetScaler’s net loss, for the period we owned it, reduced our consolidated net income by approximately 7% for the year ended December 31, 2005. Based on our assessment we believe that, as of December 31, 2005, our internal control over financial reporting is effective based on those criteria. Our management’s assessment of the effectiveness or our internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Citrix Systems, Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Citrix Systems, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Citrix Systems, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of NetScaler, Inc., which was acquired during the third quarter of 2005 and is included in the 2005 consolidated financial statements of Citrix Systems, Inc. Total and net assets acquired (excluding $281.0 million of goodwill and other intangible assets recorded in connection with the acquisition) were both approximately 2% of Citrix Systems, Inc.’s consolidated total assets and consolidated net assets, respectively, as of December 31, 2005, and NetScaler’s net revenues for the period owned by Citrix Systems, Inc. were approximately 2% of the Citrix Systems, Inc.’s consolidated net revenues for the year ended December 31, 2005. NetScaler’s net loss for the period owned by Citrix Systems, Inc. reduced Citrix Systems, Inc.’s consolidated net income by approximately 7% for the year ended December 31, 2005. Our audit of internal control over financial reporting of Citrix Systems, Inc. also did not include an evaluation of the internal control over financial reporting of NetScaler.

In our opinion, management’s assessment that Citrix Systems, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Citrix Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Citrix Systems, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2005 and our report dated March 9, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

West Palm Beach, Florida

March 9, 2006

ITEM 9B.	OTHER INFORMATION

The Company’s policy governing transactions in its securities by its directors, officers and employees permits its officers, directors and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The Company has been advised that its President and Chief Executive Officer, Mark B. Templeton, and its Senior Vice President, Worldwide Sales and Services, John C. Burris each entered into a trading plan during the fourth quarter of 2005 in accordance with Rule 10b5-1 and the Company’s policy governing transactions in its securities. The Company undertakes no obligation to update or revise the information provided herein, including for revision or termination of an established trading plan.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2005.

ITEM 11.	EXECUTIVE COMPENSATION

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2005.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2005.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2005.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the Company’s close of the fiscal year ended December 31, 2005.

PART IV

ITEM 15.	EXHIBITS AN D FINANCIAL STATEMENT SCHEDULES

(a)	1. Consolidated Financial Statements.

For a list of the consolidated financial information included herein, see Index on Page F-1.

2. Financial Statement Schedules.

The following consolidated financial statement schedule is included in Item 8:

Valuation and Qualifying Accounts

3. List of Exhibits.

Exhibit No.		Description
2.1	(7)	Agreement and Plan of Merger dated as of December 18, 2003 by and among Citrix Systems, Inc., EAC Acquisition Corporation, Expertcity.com, Inc., Edward G. Sim and Andreas von Blottnitz

2.2	(11)	Agreement and Plan of Merger dated as of November 21, 2004 by and among Citrix Systems, Inc., Hal Acquisition Corporation, Net6, Inc., and Tim Guleri

2.3	(14)	Agreement and Plan of Merger dated as of June 1, 2005 by and among Citrix Systems, Inc., NCAR Acquisition Corporation, NCAR LLC and NetScaler, Inc.

2.4	(14)	Amendment No. 1 to Agreement and Plan of Merger dated as of June 1, 2005 by and among Citrix Systems, Inc., NCAR Acquisition Corporation, NCAR LLC and NetScaler, Inc.

3.1	(1)	Amended and Restated Certificate of Incorporation of the Company

3.2	(9)	Amended and Restated By-laws of the Company

3.3	(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation

4.1	(1)	Specimen certificate representing the Common Stock

10.1*	(8)	Fourth Amended and Restated 1995 Stock Plan

10.2*	(3)	Second Amended and Restated 1995 Non-Employee Director Stock Option Plan

10.3*	(5)	Third Amended and Restated 1995 Employee Stock Purchase Plan

10.4*	(6)	Second Amended and Restated 2000 Director and Officer Stock Option and Incentive Plan

10.5*	(10)	2000 Director and Officer Stock Option and Incentive Plan, Non-Qualified Stock Option Agreement

10.6*	(10)	2000 Director and Officer Stock Option and Incentive Plan, Incentive Stock Option Agreement

10.7*	(11)	Amended and Restated 2000 Stock Incentive Plan of Net6 Inc. (a subsidiary of Citrix Systems, Inc.)

10.8*	(11)	Amended and Restated 2003 Stock Incentive Plan of Net6 Inc. (a subsidiary of Citrix Systems, Inc.)

10.9	(11)	Microsoft Master Source Code Agreement by and between the Company and Microsoft dated December 16, 2004

10.10	(11)	License Form by and between the Company and Microsoft Corporation dated December 16, 2004 (with certain information omitted pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission)

10.11	(4)	Participation Agreement dated as of April 23, 2002, by and among Citrix Systems, Inc., Citrix Capital Corp., Selco Service Corporation and Key Corporate Capital, Inc. (the “Participation Agreement”) (with certain information omitted pursuant to a grant of confidential treatment and filed separately with the Securities and Exchange Commission)

10.12	(4)	Amendment No. 1 to Participation Agreement dated as of June 17, 2002 (with certain information omitted pursuant to a grant of confidential treatment and filed separately with the Securities and Exchange Commission)

10.13	(4)	Master Lease dated as of April 23, 2002 by and between Citrix Systems, Inc. and Selco Service Corporation (with certain information omitted pursuant to a grant for confidential treatment and filed separately with the Securities and Exchange Commission)

10.14*	(12)	2005 Executive Bonus Plan

10.15*	(13)	2005 Equity Incentive Plan

10.16*	(13)	2005 Employee Stock Purchase Plan

10.17*	(13)	2005 Equity Incentive Plan Incentive Stock Option Master Agreement (Domestic)

10.18*	(13)	2005 Equity Incentive Plan Non-Qualified Stock Option Master Agreement (Domestic)

10.19*	(14)	Change in Control Agreement dated as of August 4, 2005 by and between Citrix Systems, Inc. and Mark B. Templeton

10.20*	(14)	Change in Control Agreement dated as of August 4, 2005 by and between Citrix Systems, Inc. and each of David J. Henshall, David R. Freidman and John C. Burris

10.21	(15)	Senior Revolving Credit Agreement dated as of August 8, 2005 among Citrix Systems, Inc., Citrix International GmbH, JPMorgan Chase Bank, N.A., JP Morgan Securities, Inc. and certain other financial institutions

10.22	(15)	Term Loan Agreement dated as of August 8, 2005 by and among Citrix Systems, Inc., Citrix Systems International GMBH, JPMorgan Chase Bank, N.A., J.P. Morgan Securities Inc. and certain other financial institutions

10.23*	(15)	NetScaler, Inc. 1997 Stock Plan

21.1		List of Subsidiaries

23.1		Consent of Ernst & Young LLP

24.1		Power of Attorney (Included in signature page)

31.1		Rule 13a-14(a) / 15d-14(a) Certifications

31.2		Rule 13a-14(a) / 15d-14(a) Certifications

32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or any compensatory plan, contract or arrangement.
(1)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 33-98542), as amended.
(2)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 000-27084).
(3)	Incorporated by reference herein to exhibits of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.
(4)	Incorporated by reference herein to exhibits of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
(5)	Incorporated by reference herein to exhibits of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.
(6)	Incorporated by reference herein to exhibits of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
(7)	Incorporated herein by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated as of December 30, 2003.
(8)	Incorporated by reference herein to exhibits of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
(9)	Incorporated by reference herein to exhibits of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
(10)	Incorporated by reference herein to exhibits of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.
(11)	Incorporated by reference herein to exhibits of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
(12)	Incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated as of February 10, 2005.
(13)	Incorporated by reference herein to exhibits of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.
(14)	Incorporated by reference herein to exhibits of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.
(15)	Incorporated by reference herein to exhibits of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

(c) Exhibits.

The Company hereby files as part of this Form 10-K the exhibits listed in Item 15(a)(3) above. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the Securities and Exchange Commission, 100 F Street, N.E., Room 1580, Washington, D.C., and at the Commission’s regional offices at CitiCorp Center, 500 West Madison Street, Suite 1400, Chicago, IL 60661-2511 and 233 Broadway, 13th floor, New York, NY 10279. Copies of such material can also be obtained from the Public Reference Section of the Commission, 450 Fifth Street, N.W., Washington, D.C. 29549, at prescribed rates.

(d) Financial Statement Schedule.

The Company hereby files as part of this Form 10-K the consolidated financial statement schedule listed in Item 15(a)(2) above, which is attached hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Fort Lauderdale, Florida on the 14th day of March, 2006.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on the 14th day of March, 2006.

Signature	Title(s)

/s/ MARK B. TEMPLETON Mark B. Templeton	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ DAVID J. HENSHALL David J. Henshall	Chief Financial Officer and Senior Vice President, Finance (Principal Financial and Accounting Officer)

/s/ THOMAS F. BOGAN Thomas F. Bogan	Chairman of the Board of Directors

/s/ MURRAY J. DEMO Murray J. Demo	Director

/s/ STEPHEN M. DOW Stephen M. Dow	Director

/s/ GARY E. MORIN Gary E. Morin	Director

/s/ GODFREY R. SULLIVAN Godfrey R. Sullivan	Director

/s/ JOHN W. WHITE John W. White	Director

CITRIX SYSTEMS, INC.

List of Financial Statements and Financial Statement Schedule

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Citrix Systems, Inc.

We have audited the accompanying consolidated balance sheets of Citrix Systems, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Citrix Systems, Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Citrix Systems, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

West Palm Beach, Florida

March 9, 2006

CITRIX SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
	(In thousands, except par value)
Assets
Current assets:
Cash and cash equivalents	$484,035	$73,485
Short-term investments	18,900	159,656
Accounts receivable, net of allowances of $4,382 and $4,916 in 2005 and 2004, respectively	142,015	108,399
Inventories, net	3,933	783
Prepaid expenses and other current assets	31,164	40,376
Current portion of deferred tax assets, net	46,410	43,881

Total current assets	726,457	426,580
Restricted cash equivalents and investments	63,728	149,051
Long-term investments	51,286	183,974
Property and equipment, net	73,727	69,281
Goodwill, net	591,994	361,452
Other intangible assets, net	137,333	87,172
Long-term portion of deferred tax assets, net	29,158	—
Other assets	7,973	8,574

	$1,681,656	$1,286,084

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$33,495	$17,554
Accrued expenses	125,029	111,535
Income taxes payable	1,329	2,198
Current portion of deferred revenues	266,223	210,872

Total current liabilities	426,076	342,159
Long-term portion of deferred revenues	19,803	14,271
Long-term debt	31,000	—
Other liabilities	1,297	4,749

Commitments and contingencies

Stockholders’ equity:
Preferred stock at $.01 par value: 5,000 shares authorized, none issued and outstanding	—	—
Common stock at $.001 par value: 1,000,000 shares authorized; 226,573 and 212,991 shares issued at 2005 and 2004, respectively	226	213
Additional paid-in capital	1,189,460	872,659
Deferred compensation	(18,873)	(1,063)
Retained earnings	944,626	778,286
Accumulated other comprehensive (loss) income	(4,463)	7,489

	2,110,976	1,657,584
Less — common stock in treasury, at cost (49,965 and 42,608 shares in 2005 and 2004, respectively)	(907,496)	(732,679)

Total stockholders’ equity	1,203,480	924,905

	$1,681,656	$1,286,084

See accompanying notes.

CITRIX SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2005	2004	2003
	(In thousands, except per share information)
Revenues:
Product licenses	$409,435	$369,826	$374,403
License updates	331,102	271,547	168,793
Online services	99,097	44,101	—
Technical services	69,088	55,683	45,429

Total net revenues	908,722	741,157	588,625

Cost of revenues:
Cost of product license revenues	14,404	3,824	13,555
Cost of services revenues	26,794	16,472	6,481
Amortization of core and product technology	16,766	6,127	11,036

Total cost of revenues	57,964	26,423	31,072

Gross margin	850,758	714,734	557,553
Operating expenses:
Research and development	108,687	86,357	64,443
Sales, marketing and support	393,420	337,566	252,749
General and administrative	125,538	106,516	85,672
Amortization of other intangible assets	11,622	6,204	300
In-process research and development	7,000	19,100	—

Total operating expenses	646,267	555,743	403,164

Income from operations	204,491	158,991	154,389
Interest income	23,614	14,274	21,120
Interest expense	(2,229)	(4,367)	(18,280)
Write-off of deferred debt issuance costs	—	(7,219)	—
Other (expense) income, net	(368)	2,754	3,458

Income before income taxes	225,508	164,433	160,687
Income taxes	59,168	32,887	33,744

Net income	$166,340	$131,546	$126,943

Earnings per share:
Basic	$0.97	$0.78	$0.77

Diluted	$0.93	$0.75	$0.74

Weighted average shares outstanding:
Basic	172,221	168,868	165,323

Diluted	178,036	174,734	171,447

See accompanying notes.

CITRIX SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(In thousands)

	Common Stock			Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Deferred Compensation	Common Stock to Treasury		Total Stockholders’ Equity	Total Comprehensive Income
	Shares	Amount						Shares	Amount
Balance at December 31, 2002	197,426	$197		$595,959	$519,797	$3,833	—	(29,290)	$(505,196)	$614,590

Exercise of stock options	4,723	5		54,984	—	—	—	—	—	54,989
Common stock issued under employee stock purchase plan	473	—		3,434	—	—	—	—	—	3,434

Tax benefit from employer stock plans	—	—		10,289	—	—	—	—	—	10,289

Proceeds from sale of put warrants	—	—		655	—	—	—	—	—	655
Put warrant obligations, net of expired put warrants	—	—		7,340	—	—	—	(200)	(2,517)	4,823

Repurchase of common stock	—	—		33,195	—	—	—	(8,659)	(140,354)	(107,159)

Common stock subject to repurchase	—	—		9,135	—	—	—	—	—	9,135
Cash paid in advance for share repurchase contract	—	—		(14,878)	—	—	—	—	—	(14,878)
Unrealized gain on forward contracts and interest rate swap, net of reclassification adjustments and net of tax	—	—		—	—	3,672	—	—	—	3,672	$3,672
Unrealized gain on available-for-sale securities, net of tax	—	—		—	—	305	—	—	—	305	305

Net income	—	—		—	126,943	—	—	—	—	126,943	126,943

Total comprehensive income											$130,920

Balance at December 31, 2003	202,622	203	*	700,111 *	646,740	7,810	—	(38,150)*	(648,066)*	706,798

Exercise of stock options	4,492	4		58,673	—	—	—	—	—	58,677
Common stock issued under employee stock purchase plan	299	—		4,786	—	—	—	—	—	4,786

Common stock issued for acquisition	5,578	6		124,416	—	—	—			124,422

Tax benefit from employer stock plans	—	—		20,875	—	—	—	—	—	20,875

Deferred compensation		—		1,088			(1,063)			25
Repurchase of common stock	—	—		15,782	—	—	—	(4,458)	(84,613)	(68,831)
Cash paid in advance for share repurchase contracts	—	—		(53,072)	—	—	—	—	—	(53,072)
Unrealized loss on forward contracts and interest rate swaps, net of reclassification adjustments and net of taxes	—	—		—	—	(164)	—	—	—	(164)	$(164)
Unrealized loss on available-for-sale securities, net of tax	—	—		—	—	(156)	—	—	—	(156)	(156)

Net income	—	—		—	131,546	—	—	—	—	131,546	131,546

Total comprehensive income											$131,226

Balance at December 31, 2004	212,991	213		872,659	778,286	7,489 *	(1,063)	(42,608)	(732,679)	924,905 *

Exercise of stock options	6,231	6		94,194	—	—	—	—	—	94,200
Common stock issued under employee stock purchase plan	449	—		7,392	—	—	—	—	—	7,392
Common stock issued for acquisitions	6,817	7		154, 259	—	—	—	—	—	154,266

Tax benefit from employer stock plans	—	—		38,336	—	—	—	—	—	38,336
Non-vested stock and deferred compensation	85	—		22,071	—	—	(17,810)	—	—	4,261

Repurchase of common stock	—	—		54,963	—	—	—	(7,357)	(174,817)	(119,854)
Cash paid in advance for share repurchase contracts	—	—		(54,496)	—	—	—	—	—	(54,496)
Unrealized loss on forward contracts and interest rate swaps, net of reclassification adjustments and net of in taxes	—	—		—	—	(11,485)	—	—	—	(11,485)	$(11,485)
Charge for compensation expense on non-employee stock options	—	—		82	—	—	—	—	—	82
Unrealized loss on available-for-sale securities, net of tax	—	—		—	—	(467)	—	—	—	(467)	(467)

Net income	—	—		—	166,340	—	—	—	—	166,340	166,340

Total comprehensive income											$154,388

Balance at December 31, 2005	226,573	$226		$1,189,460	$944,626	$(4,463)	$(18,873)	(49,965)	$(907,496)	$1,203,480

*	Amounts do not add due to rounding .

See accompanying notes.

CITRIX SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Operating activities
Net income	$166,340	$131,546	$126,943
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	28,388	12,331	11,336
Depreciation and amortization of property and equipment	21,970	21,247	23,000
Amortization of deferred stock-based compensation	4,261	—	—
Accretion of original issue discount and amortization of financing cost	483	4,318	18,237
Write-off of deferred debt issuance costs	—	7,219	—
In-process research and development	7,000	19,100	—
Provision for doubtful accounts	146	1,108	522
Provision for product returns	5,954	6,663	3,825
Provision for (reduction of) inventory reserves	383	428	(4)
Deferred income tax provision (benefit)	(14,348)	(2,360)	1,343
Tax benefit related to the exercise of non-statutory stock options and disqualified dispositions of incentive stock options	38,336	20,875	10,289
Realized gains on investments	(658)	—	(1,978)
Other non-cash items	333	349	1,009

Total adjustments to reconcile net income to net cash provided by operating activities	92,248	91,278	67,579
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(28,424)	(25,312)	(22,340)
Inventories	(1,707)	(80)	851
Prepaid expenses and other current assets	2,482	9,252	(5,264)
Other assets	234	(456)	6,119
Deferred tax assets, net	2,111	12,249	(731)
Accounts payable	12,052	(1,467)	3,078
Accrued expenses	(3,206)	6,533	12,671
Income tax payable	(868)	(3,303)	4,706
Deferred revenues	54,864	54,118	61,084
Other liabilities	(2,983)	(9,077)	735

Total changes in operating assets and liabilities, net of effects of acquisitions	34,555	42,457	60,909

Net cash provided by operating activities	293,143	265,281	255,431
Investing activities
Purchases of available for-sale investments	(183,245)	(192,745)	(381,107)
Proceeds from sales of available-for-sale investments	396,580	161,846	196,524
Proceeds from maturities of available-for-sale investments	141,652	56,867	109,252
Proceeds from maturities of held-to-maturity investments	—	195,350	—
Purchases of property and equipment	(26,377)	(24,412)	(11,063)
Payment for termination of interest rate swaps	—	—	(1,572)
Cash paid for acquisitions, net of cash acquired	(168,347)	(140,788)	—
Cash paid for licensing agreements and core technology	—	(16,784)	(1,358)

Net cash provided by (used in) investing activities	160,263	39,334	(89,324)
Financing activities
Proceeds from issuance of common stock	101,592	63,463	58,423
Cash paid to repurchase convertible subordinated debentures	—	(355,659)	—
Cash paid under stock repurchase programs	(174,350)	(121,903)	(124,554)
Proceeds from sale of put warrants	—	—	655
Proceeds from term loan and revolving credit facility	175,000	—	—
Payments on term loan and revolving credit facility	(144,000)	—	—
Cash paid for financing fees	(1,098)	—	—
Other	—	—	(12)

Net cash used in financing activities	(42,856)	(414,099)	(65,488)

Change in cash and cash equivalents	410,550	(109,484)	100,619
Cash and cash equivalents at beginning of year	73,485	182,969	82,350

Cash and cash equivalents at end of year	$484,035	$73,485	$182,969

Supplemental Cash Flow Information (In thousands)
Non-cash investing activity — Increase (decrease) in restricted cash equivalents and investments	$(85,323)	$2,591	$(25,646)

Non-cash financing activity — Fair value of stock issued in connection with acquisitions	$154,266	$124,422	$—

Cash paid for income taxes	$33,755	$2,623	$10,331

Cash paid for interest	$927	$559	$2,976

See accompanying notes.

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

Citrix Systems, Inc. (“Citrix” or the “Company”), is a Delaware corporation founded on April 17, 1989. The Company designs, develops and markets technology solutions that enable on-demand access to information and applications. The Company markets and licenses its products through multiple channels such as value-added resellers, channel distributors, system integrators, independent software vendors, its websites and original equipment manufacturers.

2. SIGNIFICANT ACCOUNTING POLICIES

Consolidation Policy

The consolidated financial statements of the Company include the accounts of its wholly-owned subsidiaries in the Americas, Europe, the Middle East and Africa (“EMEA”) and Asia-Pacific. All significant transactions and balances between the Company and its subsidiaries have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents at December 31, 2005 and 2004 consist of marketable securities, which are primarily commercial paper, money market funds, corporate securities, government securities and municipal securities with initial or remaining contractual maturities when purchased of three months or less. The Company minimizes its credit risk associated with cash and cash equivalents by investing primarily in investment grade, highly liquid instruments.

Restricted Cash Equivalents and Investments

Restricted cash equivalents and investments at December 31, 2005 and 2004 are primarily comprised of $62.8 million in investment securities and cash equivalents pledged as collateral for specified obligations under the Company’s synthetic lease arrangement. In addition, at December 31, 2004 approximately $86.3 million in investment securities were pledged as collateral for certain of the Company’s credit default contracts and interest rate swaps. The Company held no credit default contracts at December 31, 2005. The Company maintains the ability to manage the composition of the restricted cash equivalents and investments within certain limits and to withdraw and use excess investment earnings from the restricted collateral for operating purposes. For further information, see Notes 10 and 13.

Investments

Short- and long-term investments at December 31, 2005 and 2004 primarily consist of corporate securities, government securities and municipal securities. Investments classified as available-for-sale are stated at fair value with unrealized gains and losses, net of taxes, reported in accumulated other comprehensive income (loss). Investments classified as held-to-maturity are stated at amortized cost. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 95, Statement of Cash Flows, the Company classifies available-for-sale securities, including its investments in auction rate securities that are available to meet the Company’s current operational needs, as short-term. The Company does not recognize changes in the fair value of its investments in income unless a decline in value is considered other-than-temporary.

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

Accounts Receivable

Substantially all of the Company’s accounts receivable are due from value-added resellers and distributors of computer software. Collateral is not required. Product returns are provided for in the consolidated financial statements and have historically been within management’s expectations. The Company also maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make payments. The Company periodically reviews these estimated allowances, including an analysis of the customers’ payment history and creditworthiness. The allowance for doubtful accounts was $2.1 million and $2.6 million as of December 31, 2005 and 2004, respectively. If the financial condition of a significant distributor or customer were to deteriorate, the Company’s operating results could be adversely affected. No distributor or customer accounted for more than 10% of gross accounts receivable at December 31, 2005 or 2004.

Inventory

Inventories are stated at the lower of cost or market consistently on a first-in, first out basis and primarily consist of finished goods. When necessary, a provision has been made to reduce obsolete or excess inventories to market.

Property and Equipment

Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which is generally three years for computer equipment, software, office equipment and furniture, the lesser of the lease term or five years for leasehold improvements, which is the estimated useful life, seven years for the Company’s enterprise resource planning system and 40 years for buildings. Depreciation expense was $22.0 million, $21.2 million and $23.0 million for 2005, 2004 and 2003, respectively.

During 2005, the Company retired $8.0 million in property and equipment that were no longer in use. At the time of retirement, the remaining net book value of these assets was immaterial and no asset retirement obligations were associated with them. In 2004 retirements were not material.

Property and equipment consist of the following:

	December 31,
	2005	2004
	(In thousands)
Buildings	$17,781	$17,781
Computer equipment	66,594	57,628
Software	53,479	47,799
Equipment and furniture	19,401	18,143
Leasehold improvements	39,075	35,759
Land	9,062	9,062

	205,392	186,172
Less accumulated depreciation and amortization	(131,665)	(116,891)

	$73,727	$69,281

Long-Lived Assets

The Company reviews for impairment of long-lived assets and certain identifiable intangible assets to be held and used whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss is based on the fair value of the asset compared to its carrying value. Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. During 2005, 2004 and 2003, the Company did not recognize any impairment charges associated with its long-lived or intangible assets.

Software Developed or Obtained for Internal Use

The Company accounts for internal use software pursuant to the American Institute of Certified Public Accountants Statement of Position (“SOP”) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Pursuant to SOP No. 98-1, the Company capitalizes external direct costs of materials and services used in the project and internal costs such as payroll and benefits of those employees directly associated with the development of the software. The amount of costs capitalized in 2005 and 2004 relating to internal use software were $7.2 million and $6.6 million, respectively, consisting of purchased software and services provided by external vendors. These costs are being amortized over the estimated useful life of the software, which is generally three to seven years, and are included in property and equipment in the accompanying consolidated balance sheets.

Goodwill

The Company accounts for goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142, requires that goodwill and certain intangible assets are not amortized, but are subject to an annual impairment test. At December 31, 2005 and 2004, the Company had $592.0 million and $361.5 million of goodwill, respectively. There was no impairment of goodwill as a result of the annual impairment tests completed during the fourth quarters of 2005 and 2004.

Excluding goodwill, the Company has no intangible assets deemed to have indefinite lives. Substantially all of the Company’s goodwill at December 31, 2005 and December 31, 2004 was associated with the Americas and Online Services reportable segments. See Note 3 for acquisitions and Note 12 for segment information.

Intangible Assets

The Company has intangible assets with finite lives that are recorded at cost, less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally three to seven years, except for patents, which are amortized over their remaining life or 10 years. In accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, the Company records acquired core and product technology at net realizable value and reviews this technology for impairment on a periodic basis by comparing the estimated net realizable value to the unamortized cost of the technology. There has been no impairment of these assets for any of the periods presented.

Intangible assets consist of the following (in thousands):

	December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Core and product technologies	$165,975	$84,255	5.27 years
Other	81,254	25,641	4.88 years

Total	$247,229	$109,896	5.14 years

	December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Core and product technologies	$125,248	$67,488	5.14 years
Other	43,432	14,020	4.45 years

Total	$168,680	$81,508	4.96 years

Amortization of core and product technology was $16.8 million, $6.1 million and $11.0 million for 2005, 2004 and 2003, respectively. Amortization of other intangible assets, which consists primarily of customer relationships, tradenames, covenants not to compete and patents was $11.6 million, $6.2 million and $0.3 million for 2005, 2004 and 2003, respectively. Estimated future annual amortization expense is as follows (in thousands):

Year ending December 31,
2006	$33,747
2007	28,689
2008	25,674
2009	21,063
2010	18,000

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

Revenue Recognition

The Company markets and licenses products primarily through multiple channels such as value-added resellers, channel distributors, system integrators, independent software vendors, its websites and original equipment manufacturers. The Company’s product licenses are generally perpetual. The Company also separately sells license updates and services, which may include product training, technical support and consulting services, as well as online services.

The Company’s packaged products are typically purchased by medium and small-sized businesses with a minimal number of locations. In these cases, the product license is delivered with the packaged product. Electronic license arrangements are used with more complex multiserver environments typically found in larger business enterprises that deploy the Company’s products on a department or enterprise-wide basis, which could require differences in product features and functionality at various customer locations. Once the Company receives a product license agreement and purchase order, “software activation keys” that enable the feature configuration ordered by the end-user are delivered. Products may be delivered indirectly by a channel distributor or original equipment manufacturers via download from the Company’s website or directly to the end-user by the Company. The Company’s appliance products are integrated with software that is essential to the functionality of the equipment. The Company provides unspecified software upgrades and enhancements related to the appliances through its maintenance contracts. Accordingly, for these appliances, the Company accounts for revenue in accordance with SOP No. 97-2, “Software Revenue Recognition,” and all related interpretations, as described in detail below.

Revenue is recognized when it is earned. The Company’s revenue recognition policies are in compliance with SOP 97-2 Software Revenue Recognition (as amended by SOP 98-4 and SOP 98-9) and related interpretations. The Company’s appliance products are integrated with software that is essential to the functionality of the equipment and the Company provides unspecified software upgrades and enhancements related to the appliances through its maintenance contracts. Accordingly, for these appliances, the Company accounts for revenue in accordance with SOP 97-2. In addition, the Company’s online services revenue is recognized in accordance with Emerging Issues Task Force (“EITF”) No. 00-3, Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware. The Company recognizes revenue when all of the following criteria are met: persuasive evidence of the arrangement exists; delivery has occurred and the Company has no remaining obligations; the fee is fixed or determinable; and collectibility is probable. The Company defines these four criteria as follows:

•	Persuasive evidence of the arrangement exists. The Company recognizes revenue on packaged products and appliances upon shipment to distributors and resellers. For packaged product and appliance sales, it is the Company’s customary practice to require a purchase order from distributors and resellers who have previously negotiated a master packaged product distribution or resale agreement. For electronic and paper license arrangements, the Company typically requires a purchase order from the distributor, reseller or end-user (depending on the arrangement) and an executed product license agreement from the end-user. For technical support, product training and consulting services, the Company requires a purchase order and an executed agreement. For online services, the Company requires the customer or the reseller to electronically accept the terms of an online services agreement or execute a contract and generally submit a purchase order.

•	Delivery has occurred and the Company has no remaining obligations. For product license and appliance sales, the Company’s standard delivery method is free-on-board shipping point. Consequently, it considers delivery of packaged products to have occurred when the products are shipped pursuant to an agreement and purchase order. The Company considers delivery of licenses under electronic licensing agreements to have occurred when the related products are shipped and the end-user has been electronically provided the software activation keys that allow the end-user to take immediate possession of the product. For product training and consulting services, the Company fulfills its obligation when the services are performed. For license updates, technical support and online services, the Company assumes that its obligation is satisfied ratably over the respective terms of the agreements, which are typically 12 to 24 months.

•	The fee is fixed or determinable. In the normal course of business, the Company does not provide customers the right to a refund of any portion of their license fees or extended payment terms. The Company sells license updates and services, which includes technical support, product training and consulting services, and online services separately and it determines vendor specific objective evidence (“VSOE”) of fair value by the price charged for each product when sold separately or applicable renewal rates.

•	Collectibility is probable. The Company determines collectibility on a customer-by-customer basis and generally does not require collateral. The Company typically sells product licenses and license updates to distributors or resellers for whom there are histories of successful collection. New customers are subject to a credit review process that evaluates their financial position and ultimately their ability to pay. Customers are also subject to an ongoing credit review process. If the Company determines from the outset of an arrangement that collectibility is not probable, revenue recognition is deferred until customer payment is received and the other parameters of revenue recognition described above have been achieved. Management’s judgment is required in assessing the probability of collection, which is generally based on evaluation of customer specific information, historical experience and economic market conditions.

Net revenues include the following categories: Product Licenses, License Updates, Online Services and Technical Services. Product Licenses primarily represent fees related to the licensing of the Company’s products. These revenues are reflected net of sales allowances and provisions for stock balancing return rights. License Updates consist of fees related to the Subscription Advantage program that are recognized ratably over the term of the contract, which is typically 12-24 months. Subscription Advantage is a renewable program that provides subscribers with automatic delivery of software upgrades, enhancements and maintenance releases when and if they become available during the term of subscription. Online Services revenues consist primarily of fees related to online service agreements and are recognized ratably over the contract term. Technical Services revenues are comprised of fees from technical support services which are recognized ratably over the contract term as well as revenues from product training and certification, and consulting services revenue related to implementation of the Company’s products, which is recognized as the services are provided.

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

In the normal course of business, the Company does not permit product returns, but it does provide most of its distributors and value added resellers with stock balancing and price protection rights. Stock balancing rights permit distributors to return products to the Company by the forty-fifth day of the fiscal quarter, subject to ordering an equal dollar amount of the Company’s other products prior to the last day of the same fiscal quarter. Price protection rights require that the Company grant retroactive price adjustments for inventories of products held by distributors or resellers if it lowers prices for such products. The Company establishes provisions for estimated returns for stock balancing and price protection rights, as well as other sales allowances, concurrently with the recognition of revenue. The provisions are established based upon consideration of a variety of factors, including, among other things, recent and historical return rates for both specific products and distributors, estimated distributor inventory levels by product, the impact of any new product releases and projected economic conditions. Actual product returns for stock balancing and price protection provisions incurred are, however, dependent upon future events, including the amount of stock balancing activity by distributors and the level of distributor inventories at the time of any price adjustments. The Company continually monitors the factors that influence the pricing of its products and distributor inventory levels and makes adjustments to these provisions when it believes actual returns and other allowances could differ from established reserves. The Company’s ability to recognize revenue upon shipment to distributors is predicated on its ability to reliably estimate future stock balancing returns. If actual experience or changes in market condition impairs the Company’s ability to estimate returns, it would be required to defer the recognition of revenue until the delivery of the product to the end-user. Allowances for estimated product returns amounted to approximately $2.3 million at December 31, 2005 and December 31, 2004. The Company has not reduced and has no current plans to reduce its prices for inventory currently held by distributors or resellers. Accordingly, there were no reserves required for price protection at December 31, 2005 and December 31, 2004. The Company also records estimated reductions to revenue for customer programs and incentive offerings including volume-based incentives. If market conditions were to decline, the Company could take actions to increase its customer incentive offerings, which could result in an incremental reduction to revenue at the time the incentive is offered.

Product Concentration

The Company derives a substantial portion of its revenues from its Citrix Presentation Server product and anticipates that this product and future derivative products and product lines based upon this technology will continue to constitute a majority of its revenue. The Company could experience declines in demand for products, whether as a result of general economic conditions, new competitive product releases, price competition, lack of success of its strategic partners, technological change or other factors.

Cost of Revenues

Cost of product license revenues consists primarily of hardware, product media and duplication, manuals, packaging materials, shipping expense, server capacity costs and royalties. In addition, the Company is a party to licensing agreements with various entities, which give the Company the right to use certain software code in its products or in the development of future products in exchange for the payment of a fixed fee or certain amounts based upon the sales of the related product. The licensing agreements generally have terms ranging from one to five years, and generally include renewal options. However, some agreements may be perpetual unless expressly terminated. Royalties and other costs related to these agreements are included in cost of revenues. Cost of services revenue consists primarily of compensation and other personnel-related costs of providing technical support and consulting, as well as, the Company’s online services. Also included in cost of revenues is amortization of acquired core and product technology.

Foreign Currency

The functional currency of each of the Company’s wholly-owned foreign subsidiaries is the U.S. dollar. Monetary assets and liabilities of the subsidiaries are remeasured into U.S. dollars at year-end exchange rates, and revenues and expenses are remeasured at average rates prevailing during the year. Remeasurement and foreign currency transaction (losses) gains of approximately $(0.3) million, $1.7 million and $2.4 million for the years ended December 31, 2005, 2004, and 2003, respectively, are included in other (expense) income, net, in the accompanying consolidated statements of income.

Derivatives and Hedging Activities

In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations and amendments, the Company records derivatives as either assets or liabilities on the balance sheet and measures those instruments at fair value. For derivatives that are designated as and qualify as effective cash flow hedges, the portion of gain or loss on the derivative instrument effective at offsetting changes in the hedged item is reported as a component of accumulated other comprehensive income (loss) and reclassified into earnings as operating income (expense) when the hedged transaction affects earnings. For derivative instruments that are designated as and qualify as effective fair value hedges, the gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk is recognized in current earnings as interest income (expense) during the period of the change in fair values. Derivatives not designated as hedging instruments are adjusted to fair value through earnings as other (expense) income in the period the changes in fair value occur. The application of the provisions of SFAS No. 133 could impact the volatility of earnings.

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

Advertising Expense

The Company expenses advertising costs as incurred. The Company has cooperative advertising agreements with certain distributors and resellers whereby the Company will reimburse distributors and resellers for qualified advertising of Citrix products. The Company also has advertising agreements with, and purchases advertising from, online media providers to advertise its online services products. Reimbursement is made once the distributor, reseller or provider provides substantiation of qualified expenditures. The Company estimates the impact of these expenses and recognizes them at the time of product sales as a component of sales, marketing and support expenses in the accompanying consolidated statements of income. The Company recognized advertising expenses of approximately $38.8 million, $35.2 million and $13.5 million, during the years ended December 31, 2005, 2004 and 2003, respectively.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant estimates made by management include the provision for doubtful accounts receivable, provision for estimated returns for stock balancing and price protection rights, as well as other sales allowances, the valuation of the Company’s goodwill, net realizable value of core and product technology, the provision for vacant facility costs, the provision for income taxes and the amortization and depreciation periods for intangible and long-lived assets. While the Company believes that such estimates are fair when considered in conjunction with the consolidated financial position and results of operations taken as a whole, the actual amounts of such estimates, when known, will vary from these estimates.

Accounting for Stock-Based Compensation

SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock Based Compensation- Transition and Disclosure, defines a fair value method of accounting for issuance of stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Pursuant to SFAS No. 123, companies are not required to adopt the fair value method of accounting for employee stock-based transactions. Companies are permitted to account for such transactions under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, but are required to disclose in a note to the consolidated financial statements pro forma net income and per share amounts as if a company had applied the fair methods prescribed by SFAS No. 123. The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans, stock awards granted to employees and non-employee directors and has complied with the disclosure requirements of SFAS No. 123.

The Company recorded deferred stock-based compensation expense related to shares issuable for unvested stock-based compensation awards assumed as part of its acquisitions. The unvested awards assumed were accounted for in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB Opinion No. 25). All stock awards granted under the Company’s stock-based compensation plans, excluding those awards assumed in acquisitions, have an exercise or purchase price equal to or above market value of the underlying common stock on the date of grant. Had compensation cost for the grants issued at an exercise price equal to or above market value under the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for grants under those plans consistent with the fair value method of SFAS No. 123, the Company’s cash flows would have remained unchanged; however, net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	2005	2004	2003
	(In thousands, except per share information)
Net income:
As reported	$166,340	$131,546	$126,943
Add: Total stock-based employee compensation included in net income as reported, net of related tax effects	2,744	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(37,881)	(48,043)	(87,645)

Pro forma	$131,203	$83,503	$39,298

Basic earnings per share:
As reported	$0.97	$0.78	$0.77

Pro forma	$0.76	$0.49	$0.24

Diluted earnings per share:
As reported	$0.93	$0.75	$0.74

Pro forma	$0.74	$0.48	$0.23

For purposes of the pro forma calculations, the fair value of each award is estimated on the date of the grant using the Black-Scholes option-pricing model, assuming no expected dividends and the following assumptions:

	2005 Grants	2004 Grants	2003 Grants
Expected volatility factors	0.31 – 0.35	0.38 – 0.49	0.57 – 0.68
Approximate risk free interest rates	3.7% – 4.4%	3.0% – 3.5%	2.5% – 3.0%
Expected lives	3.32 years	3.32 – 4.76 years	4.70 – 4.75 years

The determination of the fair value of all awards is based on the above assumptions. Because additional grants are expected to be made each year and forfeitures will occur when employees leave the Company, the above pro forma disclosures are not representative of pro forma effects on reported net income (loss) for future years. See Note 6 for more information regarding the Company’s stock-based compensation plans.

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123R requires companies to expense the value of employee stock options and similar awards. SFAS No. 123R is effective as of the beginning of the fiscal year that begins after June 15, 2005 (January 1, 2006 for the Company). As of the effective date, the Company will be required to expense all awards granted, modified, cancelled or repurchased as well as the portion of prior awards for which the requisite service has not been rendered, based on the grant-date fair value of those awards as calculated for pro forma disclosures under SFAS No. 123. SFAS No. 123R permits public companies to adopt its requirements using one of two adoption methods: the “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123R for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date; or the “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits companies to restate either all prior periods presented or all prior interim periods of the year of adoption based on amounts previously recognized under SFAS No. 123’s pro forma disclosures.

The Company plans to adopt SFAS No. 123R using the modified prospective method. The Company believes that the adoption of SFAS No. 123R’s fair value method will have a material adverse impact on its reported results of operations. The Company currently estimates its 2006 expense related to the fair value of options outstanding, as of December 31, 2005 will approximate the amount of SFAS No. 123 expense that it reported in 2005 as disclosed above. The full impact that the adoption of SFAS No. 123R will have on the Company’s reported results of operations in 2006 will depend on the levels of share-based payments granted in the future as well as changes in the Company’s stock price and the assumptions that are utilized in determining the fair value of a stock award. Had we adopted SFAS No. 123R in prior periods, the Company believes that the impact of the adoption of that standard would have approximated the impact of SFAS No. 123 as described above in the disclosure of pro forma net income and earnings per share. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as previously required under SFAS No. 95. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future because they depend on, among other things, when employees exercise stock options, the amount of operating cash flows recognized in prior periods for such excess tax deductions were $38.3 million, $20.9 million and $10.3 million in 2005, 2004 and 2003, respectively. In addition, upon adoption of SFAS No. 123R, the Company will also be required to reverse the deferred compensation currently recorded in its accompanying consolidated balance sheet. The reversal of the deferred compensation will be offset by a decrease in the Company’s additional paid-in capital and will have no impact on the Company’s total stockholders’ equity.

Earnings Per Share

Basic earnings per share is calculated by dividing income available to shareholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share is computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of certain stock options (calculated using the treasury stock method). Certain shares under the Company’s stock-based compensation programs were excluded from the computation of diluted earnings per share due to their anti-dilutive effect for the respective periods in which they were outstanding. The reconciliation of the numerator and denominator of the earnings per share calculation is presented in Note 14.

Reclassifications

Certain reclassifications of the prior years’ financial statements have been made to conform to the current year’s presentation.

3. ACQUISITIONS

2005 Acquisitions

During 2005, the Company acquired all of the issued and outstanding capital stock of two privately held companies, NetScaler, Inc. and Teros, Inc., (the “2005 Acquisitions”) for a total of $172.6 million in cash, approximately 6.6 million shares of the Company’s common stock valued at approximately $154.8 million and estimated direct transaction costs of $6.6 million. As of December 31, 2005, there were outstanding commitments for the issuance of shares of the Company’s common stock related to the purchase consideration for the 2005 Acquisitions of approximately $0.3 million, which was recorded as an accrued expense in the accompanying consolidated balance sheet. The Company also assumed approximately $20.6 million in unvested stock-based compensation upon the closing of the NetScaler transaction that was accounted for in accordance with FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB Opinion No. 2) and was recorded as deferred compensation in the accompanying consolidated balance sheet. The assumed awards had an excess of fair value over intrinsic value of approximately $0.5 million, which is reflected in the total consideration for the transaction. The 2005 Acquisitions are intended to further extend the Company’s position in application delivery solutions. The results of operations of the acquired companies are included as part of the Company’s results beginning after their respective dates of acquisition and revenues from the acquired products are included in the Company’s Product License revenue and Technical Services revenue in the accompanying consolidated statements of income. The sources of funds for consideration paid in these transactions consisted of available cash and investments, borrowings under the Company’s senior revolving credit facility, (the “Credit Facility”) and shares of the Company’s authorized common stock. See Note 8 for more information regarding the Credit Facility.

Under the purchase method of accounting, the purchase price for each of the 2005 Acquisitions was allocated to the acquired company’s net tangible and intangible assets based on their estimated fair values as of the date of the completion of the respective acquisitions. The allocation of the total purchase price is summarized below (in thousands):

	Purchase Price Allocation	Asset Life
Current assets	$22,931
Property and equipment	2,352	Various
In-process research and development	7,000
Intangible assets	76,018	3-6 years
Goodwill	234,704	Indefinite
Other assets	13,650

Total assets acquired	356,655
Current liabilities	21,144
Long-term liabilities	1,167

Total liabilities assumed	22,311

Net assets acquired, including direct transaction costs	$334,344

Current assets and current liabilities acquired in connection with the 2005 Acquisitions consisted mainly of cash, accounts receivable, inventory, deferred revenues and other accrued expenses. Other assets consisted primarily of deferred tax assets and long-term deposits. Long-term liabilities assumed as part of the 2005 Acquisitions consisted primarily of the long-term portion of deferred revenues and deferred tax liabilities. In connection with the purchase price allocation, the Company has estimated the fair value of the support, maintenance, product delivery and training obligations it assumed from the 2005 Acquisitions. The determination of the fair value of these obligations was based on estimates and assumptions provided by the management of the companies acquired. The estimated fair value of these obligations was determined by utilizing a cost build-up approach plus a normal profit margin. The Company did not include any costs associated with selling efforts, research and development or the related fulfillment margins on these costs as they were not deemed to represent a legal obligation at the time of the acquisition. The $234.7 million of goodwill related to the 2005 Acquisitions was assigned to the Americas segment. See Note 12 for segment information. The goodwill recorded in relation to the 2005 Acquisitions is not deductible for tax purposes.

Identifiable intangible assets purchased in the acquisitions and their weighted average lives are as follows (in thousands):

		Asset Life
Core technologies	$40,227	6 years
Customer relationships	17,000	5 years
Trade name	14,091	6 years
Covenants not to compete	4,700	3 years

Total	$76,018

2004 Acquisitions

During 2004, the Company acquired all of the issued and outstanding capital stock of two privately held companies Net6, Inc, a leader in providing secure access gateways and Expertcity.com, Inc., a leader in Web-based desktop access as well as a leader in Web-based meeting and customer assistance services, combined, the “2004 Acquisitions.” The consideration for the 2004 Acquisitions was approximately $291.0 million comprised of approximately $161.8 million in cash, $6.1 million of direct transaction costs and approximately 5.8 million shares of the Company’s common stock valued at approximately $124.8 million. The common stock valued at $124.8 million included $118.0 million related to the initial purchase price and the remaining balance is primarily related to additional common stock earned by Expertcity.com, Inc., upon the achievement of certain revenue and other financial milestones during 2004 pursuant to the applicable merger agreement, which were issued in March 2005. The fair value of the common stock earned as additional purchase price consideration was recorded as goodwill on the date earned. In connection with the 2004 Acquisitions, the Company allocated $195.1 million to goodwill, $38.7 million to core and product technology and $32.4 million to other intangible assets. The Company assigned $31.7 million of the goodwill to its Americas segment and $163.4 million of the goodwill to its Online Services division. The sources of funds for consideration paid in these transactions consisted of available cash and investments and the Company’s authorized common stock. There is no additional contingent consideration related to the transactions.

Purchase Accounting for Acquisitions

The fair values used in determining the purchase price allocation for certain intangible assets for the Company’s acquisitions were based on estimated discounted future cash flows, royalty rates and historical data, among other information. Purchased in-process research and development (“IPR&D”) of $7.0 million was expensed immediately upon the closing of the 2005 Acquisitions and a total $19.1 million was expensed immediately upon closing of the 2004 Acquisitions in accordance with FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method, due to the fact that it pertains to technology that was not currently technologically feasible, meaning it had not reached the working model stage, did not contain all of the major functions planned for the product, was not ready for initial customer testing and had no alternative future use. The fair value assigned to in-process research and development was determined using the income approach, which includes estimating the revenue and expenses associated with a project’s sales cycle and by estimating the amount of after-tax cash flows attributable to the projects. The future cash flows were discounted to present value utilizing an appropriate risk-adjusted rate of return, which ranged from 17% to 25%. The rate of return included a factor that takes into account the uncertainty surrounding the successful development of the IPR&D.

The results of operations of the acquisitions are included in the Company’s results of operations beginning after their respective acquisition dates. The following unaudited pro forma information combines the consolidated results of operations of Citrix and the companies it acquired as if the acquisitions had occurred at the beginning of fiscal year 2004 (in thousands, except per share data):

	December 31,
	2005	2004
Revenues	$934,039	$770,339
Income from operations	169,186	89,522
Net income	142,349	85,290
Per share – basic	0.81	0.48
Per share – diluted	0.78	0.47

4. CASH AND INVESTMENTS

Cash and cash equivalents and investments consist of the following:

	December 31,
	2005	2004
	(In thousands)
Cash and cash equivalents:
Commercial Paper	$385,873	$––
Money market funds	74,097	34,902
Cash	38,333	36,019
Corporate securities	20,211	3,577
Government securities	18,317	6,837
Municipal securities	2,976	4,896

Total	$539,807	$86,231

Reported as:
Cash and cash equivalents	$484,035	$73,485

Restricted cash equivalents and investments	$55,772	$12,746

Short-term investments:
Corporate securities	$—	$112,632
Municipal securities	18,900	69,485
Government securities	7,956	25,828

Total	$26,856	$207,945

Reported as:
Short-term investments	$18,900	$159,656

Restricted cash equivalents and investments	$7,956	$48,289

Long-term investments:
Corporate securities	$50,000	$167,910
Government securities (1)	—	103,699
Other	1,286	381

Total	$51,286	$271,990

Reported as:
Long-term investments	$51,286	$183,974

Restricted cash equivalents and investments	$––	$88,016

(1)	Includes investments in both United States and foreign government securities.

The Company previously had corporate securities classified as held-to-maturity investments that matured on March 22, 2004. Upon maturity, the Company received $195.4 million in proceeds, all of which was used in 2004 to redeem a portion of the Company’s convertible subordinated debentures. At December 31, 2005 and December 31, 2004, the Company held no investments classified as held-to-maturity.

The Company’s investments are classified as available-for-sale and are recorded at fair value. During 2005, the Company sold $193.9 million of fixed rate available-for-sale investments. Simultaneous with the sale of the investments, the Company also terminated the related interest rate swaps. The realized net gain related to sale of the investments and the termination of the interest rate swaps was not material. Gross realized gains on sales of securities during 2004 and 2003 were not material. Gross realized losses on sales of securities during 2005, 2004 and 2003 were not material. At December 31, 2005, the average original contractual maturity of the Company’s short-term available-for-sale investments was approximately four months. The Company’s long-term available-for-sale investments at December 31, 2005 included $50.0 million of investments with original contractual maturities ranging from four to five years. The average remaining maturities of the Company’s short and long-term available-for-sale investments, including restricted investments, at December 31, 2005 were three months and 24 months, respectively. In addition, included in short-term available-for-sale investments are auction rate securities of $18.9 million that generally reset every seven to 28 days. The Company also owns $1.3 million in equity investments not due at a single maturity date classified as long-term investments.

The Company has investments in two instruments with an aggregate face value of $50.0 million that include structured credit risk features related to certain referenced entities. Under the terms of these debt instruments, the Company assumes the default risk, above a certain threshold, of a portfolio of specific referenced issuers in exchange for a fixed yield that is added to the London Interbank Offered Rate (“LIBOR”)-based yield on the underlying debt instrument. In the event of default by any of the underlying referenced issuers above specified amounts, the Company will pay the counterparty an amount equivalent to its loss, not to exceed the face value of the instrument. The primary risk associated with these investments is the default risk of the underlying issuers. The credit ratings of these instruments are equivalent to the likelihood of an event of default under “AAA” or “AA” rated individual securities. The purpose of these instruments is to provide additional yield on certain of the Company’s available-for-sale investments. These instruments mature in November 2007 and February 2008. To date there have been no credit events for the underlying referenced entities resulting in losses to the Company. The Company separately accounts for changes in the fair value of the investments and as of December 31, 2005 and 2004, there was no material change in fair value.

The change in net unrealized securities gains (losses) recognized in other comprehensive income includes unrealized gains (losses) that arose from changes in market value of specifically identified securities that were held during the period and gains (losses) that were previously unrealized, but have been recognized in current period net income due to sales or maturities of available-for-sale securities. This reclassification has no effect on total comprehensive income or stockholders’ equity and was immaterial for all periods presented. The unrealized gain (loss) associated with each individual category of cash and investments was not significant for either of the periods presented.

5. ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,
	2005	2004
	(In thousands)
Accrued compensation and employee benefits	$39,473	$29,734
Accrued cooperative advertising and marketing programs	14,539	14,699
Accrued taxes	36,487	34,852
Other	34,530	32,250

	$125,029	$111,535

6. EMPLOYEE STOCK-BASED COMPENSATION AND BENEFIT PLANS

Stock-Based Compensation Plans

As of December 31, 2005, the Company had two stock-based compensation plans under which it was granting stock options and shares of non-vested stock. The Company is currently granting stock-based awards from its 2005 Equity Incentive Plan (the “2005 Plan”) and 2005 Employee Stock Purchase Plan (the “2005 ESPP”). The Company’s Board of Directors has provided that no new awards will be granted under the Company’s previous stock plans, including the Company’s Amended and Restated 1995 Stock Plan, Second Amended and Restated 2000 Director and Officer Stock Option and Incentive Plan and Second Amended, Restated 1995 Non-Employee Director Stock Option Plan and Third Amended and Restated 1995 Employee Stock Purchase Plan. Awards previously granted under these plans and still outstanding, however, typically expire ten years from the date of grant and will continue to be subject to all the terms and conditions of such plans, as applicable.

The 2005 Plan was originally adopted by the Board on March 24, 2005 and approved by the Company’s stockholders in May 2005. Under the terms of the 2005 Plan, the Company is authorized to grant incentive stock options (“ISOs”), non-qualified stock options (“NSOs”), non-vested stock, non-vested stock units, stock appreciation rights (“SARs”), performance units and to make stock awards to full and part-time employees of the Company and its subsidiaries or affiliates, where legally eligible to participate, as well as consultants and non-employee directors of the Company. The 2005 Plan provides for the issuance of a maximum of 10,100,000 shares of common stock. Under the 2005 Plan, ISOs must be granted at exercise prices no less than fair market value on the date of grant, except for ISOs granted to employees who own more than 10% of the Company’s combined voting power, for which the exercise prices must be no less than 110% of the market value at the date of grant. NSOs and SARs must be granted at no less than market value on the date of grant, or in the case of SARs in tandem with options, at the exercise price of the related option. Non-vested stock awards may be granted at prices no less than the minimum legal consideration required. All options are exercisable upon vesting. Typically, under the 2005 Plan the Company grants five year options that vest over three years at a rate of 33.3% of the shares underlying the option one year from date of grant and at a rate of 2.78% monthly thereafter.

In addition, the Company assumed stock-based employee compensation plans in its 2005 and 2004 Acquisitions, but no additional awards will be granted under these assumed plans.

A summary of the status and activity of the Company’s fixed option awards is as follows:

	Year Ended December 31,
	2005		2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	36,928,162	$25.20	38,221,590	$24.56	41,220,517	$24.51
Granted at market value	4,673,347	23.70	5,637,687	20.97	5,574,808	16.19
Granted above market value	75,864	32.81	—	—	348,500	12.00
Granted below market value (1)	960,697	2.58	51,546	3.86	—	—
Exercised	(6,230,836)	15.12	(4,491,795)	13.06	(4,722,911)	11.64
Forfeited	(2,101,397)	30.86	(2,490,866)	25.14	(4,199,324)	28.14

Outstanding at end of year	34,305,837	25.86	36,928,162	25.20	38,221,590	24.56

Options exercisable at end of year	24,397,758	28.67	25,525,048	28.62	25,044,225	28.76

Weighted-average fair value of options granted during the year at market value		$6.80		$7.26		$8.68
Weighted-average fair value of options granted during the year above market value		3.61		—		6.71
Weighted-average fair value of options granted during the year below market value		21.30		21.55		—

(1)	Granted below market value represents option assumed in our 2005 Acquisitions.

Information about stock options outstanding as of December 31, 2005 is as follows:

		Options Outstanding
Range of Exercise Prices	Options Outstanding at December 31, 2005	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable at December 31, 2005	Weighted Average Exercise Price
$ 0.24 to $ 9.38	3,111,250	6.94	$5.32	1,783,858	$6.60
$ 10.26 to $ 15.25	3,225,678	5.93	$13.34	2,272,196	$13.59
$ 15.34 to $ 17.55	3,058,090	3.92	$16.42	2,462,009	$16.19
$ 17.66 to $ 20.88	4,030,522	4.99	$19.24	2,711,699	$19.28
$ 20.94 to $ 22.81	4,109,076	4.39	$22.28	1,949,316	$22.24
$ 22.94 to $ 24.38	3,940,421	4.38	$23.84	1,474,738	$23.97
$ 24.39 to $ 26.10	4,060,543	3.88	$25.36	3,440,208	$25.40
$ 26.13 to $ 35.01	2,914,263	4.57	$30.05	2,448,500	$30.49
$ 35.49 to $ 56.00	3,384,744	5.04	$39.47	3,383,984	$39.47
$ 64.06 to $104.00	2,471,250	4.12	$77.03	2,471,250	$77.03

	34,305,837	4.79	$25.86	24,397,758	$28.67

As part of the Company’s 2005 Acquisitions, the Company assumed 25,179 shares of non-vested stock held by certain NetScaler employees. The non-vested stock assumed vests monthly based on service through October 2007 dependent upon the remaining vesting period at the time of the acquisition. As part of an overall retention program, the Company also assumed $2.8 million worth of non-vested stock units and granted 60,000 shares of non-vested stock to certain employees retained from the 2005 Acquisitions. Of the non-vested stock granted, 45,000 shares vest 50% on the first anniversary of the grant date and 50% on the second anniversary of the grant date, the remaining 15,000 non-vested shares granted, vest 50% on the first anniversary of the grant date and 50% eighteen months from the grant date. The unvested stock units vest 33.33% six, twelve and eighteen months from the date of grant. The number of shares that will be issued on each vest date is dependent upon the Company’s stock price over the five consecutive trading days prior to the vesting date; provided, however that the number of shares issued pursuant to the non-vested stock units will not exceed 280,000 shares.

The following table summarizes the Company’s non-vested stock activity for the year-ended December 31, 2005:

	Year Ended December 31,
	2005
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at the beginning of the year	—	$—
Granted	85,179	26.52
Exercised	—	—
Forfeited	—	—

Outstanding at the end of year	85,179	$26.52

Exercisable at end of year	5,194	$23.46

Stock Purchase Plan

The 2005 ESPP was originally adopted by the Board on March 24, 2005 and approved by the Company’s stockholders in May 2005. The 2005 ESPP replaced the Company’s Third Amended and Restated 1995 Employee Stock Purchase Plan under which no more shares may be granted. Under the 2005 ESPP, all full-time and certain part-time employees of the Company are eligible to receive options to purchase common stock of the Company twice per year at the end of a six month payment period (a “Payment Period”). During each Payment Period, eligible employees who so elect may authorize payroll deductions in an amount no less than 1% nor greater than 10% of his or her base pay for each payroll period in the Payment Period. At the end of each Payment Period, the accumulated deductions are used to purchase shares of common stock from the Company up to a maximum of 12,000 shares for any one employee during a Payment Period. Shares are purchased at a price equal to 85% of the fair market value of the Company’s common stock on the last business day of a Payment Period. Employees who, after exercising their rights to purchase shares of common stock under the ESPP, would own shares of 5% or more of the voting power of the Company’s common stock, are ineligible to participate under the 2005 ESPP. The 2005 ESPP provides for the issuance of a maximum of 10,000,000 shares of common stock. As of December 31, 2005, no shares have been issued under this plan.

Benefit Plan

The Company maintains a 401(k) benefit plan (the “Plan”) allowing eligible U.S.-based employees to contribute up to 60% of their annual compensation, limited to an annual maximum amount as set periodically by the Internal Revenue Service. The Company, at its discretion, may contribute up to $0.50 of each dollar of employee contribution, limited to a maximum of 6% of the employee’s annual compensation. The Company’s matching contributions were $2.8 million, $2.3 million and $2.0 million in 2005, 2004 and 2003, respectively. The Company’s contributions vest over a four-year period at 25% per year.

7. CAPITAL STOCK

Common Stock

The Company has reserved for future issuance 41,758,088 shares of common stock for the exercise of stock awards outstanding or available for grant pursuant to its stock based compensation plans.

Stock Repurchase Programs

The Company’s Board of Directors has authorized an ongoing stock repurchase program with a total repurchase authority granted to the Company of $1.2 billion, of which $200.0 million was authorized in February 2006 and $200.0 million was authorized in February 2005, the objective of which is to improve shareholders’ return. At December 31, 2005, approximately $67.6 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock.

The Company is authorized to make open market purchases of its common stock using general corporate funds. Additionally, from time to time, the Company has entered into structured stock repurchase arrangements with large financial institutions using general corporate funds in order to lower the average cost to acquire shares. These programs include terms that require the Company to make up front payments to the counterparty financial institution and result in the receipt of stock during or at the end of the period of the agreement or the receipt of either stock or cash at the maturity of the agreement, depending on market conditions.

The Company expended an aggregate of $174.3 million, $121.9 million and $123.9 million during 2005, 2004 and 2003, respectively, net of premiums received, under all stock repurchase transactions. During 2005, the Company took delivery of a total of 7,356,617 shares of outstanding common stock with an average per share price of $23.51; and during 2004, the Company took delivery of a total of 4,458,740 shares of outstanding common stock with an average per share price of $18.77. Some of these shares were received pursuant to prepaid programs. Since the inception of the stock repurchase program, the average cost of shares acquired was $17.40 per share compared to an average closing price during open trading windows of $20.58 per share. In addition, a significant portion of the funds used to repurchase stock was funded by proceeds from employee stock option exercises and the related tax benefit. As of December 31, 2005, the Company has remaining prepaid notional amounts of approximately $54.5 million under structured stock repurchase agreements. Due to the fact that the total shares to be received for the open repurchase agreements at December 31, 2005 is not determinable until the contracts mature in 2006, the above price per share amounts exclude the remaining shares to be received subject to the agreements.

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock, $0.01 par value per share. The Company has no present plans to issue such shares.

8. LONG-TERM DEBT

Credit Facility

Effective on August 9, 2005, the Company entered into a Credit Facility with a group of financial institutions (the “Lenders”). The Credit Facility provides for a five year revolving line of credit in the aggregate amount of $100.0 million, subject to continued covenant compliance. A portion of the revolving line of credit (i) in the aggregate amount of $25.0 million may be available for issuances of letters of credit and (ii) in the aggregate amount of $15.0 million may be available for swing line loans. The Credit Facility currently bears interest at the LIBOR plus 0.5% and adjusts in the range of 0.5% to 1.25% above LIBOR based on the level of the Company’s total debt and its adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) as defined in the agreement. In addition, the Company is required to pay a quarterly facility fee ranging from 0.125% to 0.25% based on the aggregate amount available under the Credit Facility and the level of the Company’s total debt and its adjusted EBITDA. Borrowings under the Credit Facility are guaranteed by the Company and certain of the Company’s United States and foreign subsidiaries, which guarantees are secured by a pledge of shares of certain foreign subsidiaries. During 2005, the Company borrowed and repaid $75 million under the Credit Facility. The weighted average interest rate for the period that amounts were outstanding under the Credit Facility was 4.3%. As of December 31, 2005, there were no amounts outstanding under the Credit Facility.

Term Loan

Effective on August 9, 2005, a subsidiary of the Company entered into a term loan facility (the “Term Loan”) with a group of Lenders. The Term Loan provides for an eighteen-month single-draw term loan facility in the aggregate amount of $100.0 million. The Term Loan currently bears interest at LIBOR plus 0.5% and adjusts in the future in the range of 0.5% to 1.25% above LIBOR based on the level of the subsidiary’s total debt and its adjusted EBITDA, as described in the agreement. Borrowings under the Term Loan are guaranteed by the Company and certain of its United States and foreign subsidiaries, which guarantees are secured by a pledge of shares of certain foreign subsidiaries. In addition, the Company is required to pay a quarterly facility fee ranging from 0.125% to 0.25% based on the aggregate amount of the Term Loan and the level of the Company’s total debt and its adjusted EBITDA. The weighted average interest rate on the Term Loan was 4.5% as of December 31, 2005. As of December 31, 2005, $31.0 million remained outstanding under the Term Loan. The Term Loan was paid in full in February 2006.

The Company incurred $1.7 million in interest expense on its long-term borrowings in 2005. The Credit Facility and Term Loan contain customary default provisions, and the Company must comply with various financial and non-financial covenants. The financial covenants consist of a minimum interest coverage ratio and a maximum consolidated leverage ratio. The primary non-financial covenants limit the Company’s ability to pay dividends (other than pursuant to the Dividend Reinvestment Plan, (“DRP”), which is discussed in Note 11), conduct certain mergers or acquisitions, make certain investments and loans, incur future indebtedness or liens, alter the Company’s capital structure or sell stock or assets, subject to certain limits. As of December 31, 2005, the Company was in compliance with all covenants under the Credit Facility and the Term Loan.

Convertible Subordinated Debentures

In March 1999, the Company sold $850 million principal amount at maturity of its zero coupon convertible subordinated debentures (the “Debentures”) due March 22, 2019, in a private placement. The Debentures were priced with a yield to maturity of 5.25% and resulted in net proceeds to the Company of approximately $291.9 million, net of original issue discount and net of debt issuance costs of approximately $9.6 million. On March 22, 2004, the Company redeemed the outstanding Debentures for approximately $355.7 million. The Company used the proceeds from its held-to-maturity investments that matured on March 22, 2004 and cash on hand to fund the redemption. At the date of redemption, the Company incurred a charge for the write-off of the remaining deferred debt issuance costs of approximately $7.2 million.

9. FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair value due to the short maturity of these items. The Company’s investments classified as available-for-sale securities, including restricted investments, are carried at fair value on the accompanying consolidated balance sheets based primarily on quoted market prices for such financial instruments. The Company’s Term Loan carrying value approximates fair value due to its market rate of interest. The aggregate fair value of the Company’s available-for-sale investments was $76.9 million and $479.6 million at December 31, 2005 and 2004, respectively.

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

Rental expense for the years ended December 31, 2005, 2004 and 2003 totaled approximately $21.2 million, $18.0 million and $16.4 million, respectively. Sublease income for the years ended December 31, 2005, 2004 and 2003 was approximately $0.8 million, $1.6 million and $2.0 million, respectively. Lease commitments under non-cancelable operating leases with initial or remaining terms in excess of one year and sublease income associated with non-cancelable subleases, including estimated future payments under the Company’s synthetic lease arrangement, are as follows:

	Operating Leases	Sublease Income
	(In thousands)
Years ending December 31,
2006	$22,702	$1,236
2007	17,142	1,267
2008	12,935	1,299
2009	9,027	1,319
2010	4,462	585
Thereafter	25,819	561

	$92,087	$6,267

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

The synthetic lease includes certain financial covenants including a requirement for the Company to maintain a pledged balance of approximately $62.8 million in cash and/or investment securities as collateral. This amount is included in restricted cash equivalents and investments in the accompanying consolidated balance sheets. The Company maintains the ability to manage the composition of the restricted investments within certain limits and to withdraw and use excess investment earnings from the restricted collateral for operating purposes. Additionally, the Company must maintain a minimum cash and investment balance of $100.0 million, excluding the Company’s collateralized investments, equity investments and outstanding debt as of the end of each fiscal quarter. As of December 31, 2005, the Company had approximately $422.9 million in cash and investments in excess of this required level. The synthetic lease includes non-financial covenants, including the maintenance of the property and adequate insurance, prompt delivery of financial statements to the lender of the lessor and prompt payment of taxes associated with the property. As of December 31, 2005, the Company was in compliance with all material provisions of the arrangement.

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

During 2002 and 2001, the Company took actions to consolidate certain of its offices, including the exit of certain leased office space and the abandonment of certain leasehold improvements. Lease obligations related to these existing operating leases continue to 2025 with a total remaining obligation at December 31, 2005 of approximately $18.9 million, of which $1.8 million was accrued for as of December 31, 2005, and is reflected in accrued expenses and other liabilities in the accompanying consolidated balance sheets. In calculating this accrual, the Company made estimates, based on market information, including the estimated vacancy periods and sublease rates and opportunities. The Company periodically re-evaluates its estimates and if actual circumstances prove to be materially worse than management has estimated, the total charges for these vacant facilities could be significantly higher.

11. INCOME TAXES

The United States and foreign components of income before income taxes are as follows:

	2005	2004	2003
	(In thousands)
United States	$59,492	$29,017	$45,820
Foreign	166,016	135,416	114,867

Total	$225,508	$164,433	$160,687

The components of the provision for income taxes are as follows:

	2005	2004	2003
	(In thousands)
Current:
Federal	$52,181	$23,763	$20,887
Foreign	16,118	8,974	5,435
State	5,217	2,510	6,079

Total current	73,516	35,247	32,401
Deferred	(14,348)	(2,360)	1,343

Total provision for income taxes	$59,168	$32,887	$33,744

The significant components of the Company’s deferred tax assets and liabilities consisted of the following:

	December 31,
	2005	2004
	(In thousands)
Deferred tax assets:
Accruals and reserves	9,838	6,422
Depreciation and amortization	—	2,663
Tax credits	30,268	25,547
Net operating losses	69,619	22,684
Other	1,184	4,265
Valuation allowance	(1,332)	(1,332)

Total deferred tax assets	109,577	60,249
Deferred tax liabilities:
Acquired technology	(29,154)	(10,712)
Depreciation and amortization	(265)	—
Prepaid expenses	(4,590)	—
Foreign earnings	—	(8,753)

Total deferred tax liabilities	(34,009)	(19,465)

Total net deferred tax assets	$75,568	$40,784

SFAS No. 109, Accounting for Income Taxes, requires a valuation allowance to reduce the deferred tax assets reported if it is not more likely than not that some portion or all of the deferred tax assets will be realized. At December 31, 2005, the Company has recorded a valuation allowance of approximately $1.3 million relating to deferred tax assets for foreign tax credit carryovers.

During the years ended December 31, 2005, 2004, and 2003, the Company recognized tax benefits related to the exercise of employee stock options in the amount of $38.3 million, $20.9 million, and $10.3 million, respectively. These benefits were recorded to additional paid-in capital. At December 31, 2005, the Company had approximately $9.9 million of additional U.S. net operating loss carryforwards resulting from stock options, a substantial portion of which begins to expire in 2020. The Company will record the benefit of the net operating loss carryforwards generated from the exercise of employee stock options in the period that the net operating loss carryforwards are utilized.

At December 31, 2005, the Company had $176.8 million of remaining net operating loss carryforwards from acquisitions. The utilization of these net operating loss carryforwards are limited in any one year pursuant to Internal Revenue Code Section 382 and begin to expire in 2020.

At December 31, 2005, the Company had research and development tax credit carryforwards of approximately $12.6 million that expire beginning in 2008. The Company had foreign tax credit carryforwards of approximately $17.7 million at December 31, 2005 that expire beginning in 2009. Additionally, the Company has utilized its remaining alternative minimum tax credit carryforwards at December 31, 2005.

A reconciliation of the Company’s effective tax rate to the statutory federal rate is as follows:

	Year Ended December 31,
	2005	2004	2003
Federal statutory taxes	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	4.4	4.5	3.8
Foreign operations	(19.5)	(27.0)	(21.7)
Permanent differences	2.4	5.0	1.7
Tax credits	(2.4)	—	(1.7)
AJCA dividend	6.9	—	—
Other	(0.6)	3.0	2.6
Change in valuation allowance	—	(0.5)	1.3

	26.2%	20.0%	21.0%

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

On October 22, 2004, the American Jobs Creation Act (“AJCA”) was signed into law. The AJCA provides for an 85% dividends received deduction on dividend distributions of foreign earnings to a U.S. taxpayer, if certain conditions are met. During the second quarter of fiscal 2005, the Company completed its evaluation of the effects of the repatriation provision of the AJCA, and the Company’s Chief Executive Officer and Board of Directors approved its DRP under the AJCA. On September 27, 2005, the Company repatriated approximately $503 million of certain foreign earnings, of which $500 million qualified for the 85% dividends received deduction. During 2005, the Company recorded an estimated tax provision of approximately $24.4 million related to the repatriation. Additionally, during 2005, the Company recorded the reversal of approximately $8.8 million for income taxes on certain foreign earnings for which a deferred tax liability had been previously recorded. Other than the one-time repatriation provision under the AJCA, the Company does not expect to remit earnings from its foreign subsidiaries.

12. GEOGRAPHIC INFORMATION AND SIGNIFICANT CUSTOMERS

The Company operates in a single market consisting of the design, development, marketing, sales and support of access infrastructure software and services for applications and online services. The Company’s revenues are derived from sales of its Access Suite products and related services in the Americas, EMEA and Asia-Pacific regions and from online services sold by its Online Services division. These three geographic regions and the Online Services division constitute the Company’s four reportable segments.

The Company does not engage in intercompany revenue transfers between segments. The Company’s management evaluates performance based primarily on revenues in the geographic locations in which the Company operates and separately evaluates revenues from the Online Services division. Segment profit for each segment includes certain sales, marketing, general and administrative expenses directly attributable to the segment and excludes certain expenses that are managed outside the reportable segments. Costs excluded from segment profit primarily consist of research and development costs associated with the Access Suite products, amortization of core and product technology, amortization of other intangible assets, interest, corporate expenses and income taxes, as well as, charges for in-process research and development. Corporate expenses are comprised primarily of corporate marketing costs, operations and certain general and administrative expenses, which are separately managed. Accounting policies of the segments are the same as the Company’s consolidated accounting policies.

International revenues (sales outside of the United States) accounted for approximately 50.0%, 53.2% and 54.6% of the Company’s net revenues for the year ended December 31, 2005, 2004, and 2003, respectively. Net revenues and segment profit for 2005, 2004 and 2003 classified by the Company’s reportable segments, are presented below.

	2005	2004	2003
	(In thousands)
Net revenues:
Americas (1)	$397,233	$335,436	$291,470
EMEA (2)	334,900	293,690	243,890
Asia-Pacific	77,492	67,930	53,265
Online Services division	99,097	44,101	—

Consolidated	$908,722	$741,157	$588,625

Segment profit (loss):
Americas	$208,946	$199,332	$158,781
EMEA	201,712	174,277	151,557
Asia-Pacific	22,295	19,587	18,364
Online Services division	19,641	(1,124)	—
Unallocated expenses (3):
Amortization of intangibles	(28,388)	(12,331)	(11,336)
In-process research and development	(7,000)	(19,100)	—
Research and development	(97,292)	(81,483)	(64,443)
Net interest and other income	21,017	5,442	6,298
Other corporate expenses	(115,423)	(120,167)	(98,534)

Consolidated income before income taxes	$225,508	$164,433	$160,687

(1)	The Americas segment is comprised of the United States, Canada and Latin America.
(2)	Defined as Europe, the Middle East and Africa.
(3)	Represents expenses presented to management only on a consolidated basis and not allocated to the geographic operating segments.

Identifiable assets classified by the Company’s reportable segments are shown below. Long-lived assets consist of property and equipment, net:

	December 31,
	2005	2004
	(In thousands)
Identifiable assets:
Americas	$1,275,831	$537,199
EMEA	152,473	483,637
Asia-Pacific	41,967	43,240
Online Services division	211,385	222,008

Total identifiable assets	$1,681,656	$1,286,084

Long-lived assets, net:
United States	$36,596	$31,376
United Kingdom	29,200	30,165
Other foreign countries	7,931	7,740

Total long-lived assets, net	$73,727	$69,281

The increase in identifiable assets in the Americas segment is primarily due to the repatriation of certain of the Company’s foreign earnings from the Company’s EMEA segment to its Americas segment pursuant to the provisions of the AJCA and goodwill and intangible assets associated with the Company’s 2005 Acquisitions. See Note 3 for additional information regarding the Company’s acquisitions and Note 11 for additional information regarding the AJCA.

Export revenue represents shipments of finished goods and services from the United States to international customers, primarily in Latin America and Canada. Shipments from the United States to international customers for 2005, 2004 and 2003 were $42.4 million, $32.9 million and $24.3 million, respectively.

The Company had net revenue attributed to individual distributors in excess of 10% of total net sales as follows. There were no individual end-users that represented greater than 10% of net sales for any of the years presented. The revenue contributed by the distributors below is primarily recorded in the Americas segment.

	Year Ended December 31,
	2005	2004	2003
Distributor A	10%	11%	13%
Distributor B	6%	8%	9%

13. DERIVATIVE FINANCIAL INSTRUMENTS

As of December 31, 2005 and 2004, the Company had $3.2 million and $12.6 million of derivative assets, respectively, and $8.3 million and $7.9 million of derivative liabilities, respectively, representing the fair values of the Company’s outstanding derivative instruments, which are recorded in other current assets, other assets, accrued expenses and other liabilities in the accompanying consolidated balance sheets. The change in the derivative component of accumulated other comprehensive income (loss) includes unrealized gains or losses that arose from changes in market value of derivatives that were held during the period, and gains or losses that were previously unrealized, but have been recognized in current period net income due to termination or maturities of derivative contracts. This reclassification has no effect on total comprehensive income (loss) or stockholders’ equity. The following table presents these components of accumulated other comprehensive income (loss), net of tax for the Company’s derivative instruments (in thousands):

	For the Year Ended December 31,
	2005	2004	2003
Unrealized gains on derivative instruments	$10,230	$6,258	$11,200
Reclassification of realized gains	1,255	(6,422)	(7,528)

Net change in other comprehensive income due to derivative instruments	$11,485	$(164)	$3,672

The total cumulative unrealized gain on derivative instruments was $4.5 million and $7.0 million at December 31, 2005 and 2004, respectively, and is included in accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets.

Cash Flow Hedges. At December 31, 2005 and 2004, the Company had in place foreign currency forward sale contracts with a notional amount of $81.7 million and $39.0 million, respectively, and foreign currency forward purchase contracts with a notional amount of $191.5 million and $165.0 million, respectively. The fair value of these contracts at December 31, 2005 and 2004 were assets of $3.2 million and $11.5 million, respectively and liabilities of $8.3 million and $3.5 million, respectively. A substantial portion of the Company’s overseas expenses are and will continue to be transacted in local currencies. To protect against fluctuations in operating expenses and the volatility of future cash flows caused by changes in currency exchange rates, the Company has established a program that uses forward foreign exchange contracts to hedge its exposure to these potential changes. The terms of these instruments, and the hedged transactions to which they relate, generally do not exceed 12 months. Currencies hedged are Euros, British pounds sterling, Australian dollars, Japanese yen, Swiss francs, Canadian dollars and Hong Kong dollars. There was no material ineffectiveness of the Company’s foreign currency forward contracts for 2005, 2004 or 2003.

Fair Value Hedges. The Company uses interest rate swap instruments to hedge against the changes in fair value of certain of its available-for-sale securities due to changes in interest rates. Each of the instruments swap the fixed rate interest on the underlying investments for a variable rate based on the LIBOR plus a specified margin. Changes in the fair value of the swap instruments are recorded in earnings along with related designated changes in the value of the underlying investments. During 2005, the Company sold underlying fixed rate available-for-sale investments with a notional value of $193.9 million. As a result of the sale of the investments and the termination of the related swaps, the Company realized a net gain of $0.2 million, which is included in other (expense) income, net. The Company held no remaining interest rate swap instruments as of December 31, 2005. At December 31, 2004, the fair value of the interest rate swap instruments were liabilities of approximately $4.4 million and assets of $1.1 million. There was no material ineffectiveness of the Company’s interest rate swaps for the period that they were held during the years ended December 31, 2005, 2004 or 2003.

Derivatives not Designated as Hedges. The Company utilizes certain derivative instruments that either do not qualify or are not designated for hedge accounting treatment under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations. Accordingly, changes in the fair value of these contracts, if any, are recorded in other (expense) income, net.

During 2005 and 2004, the Company was a party to three credit default contracts that had an aggregate notional amount of $75.0 million. The Company terminated these contracts in the third quarter of 2005. The purpose of the credit default contracts was to provide additional yield on certain of the Company’s underlying available-for-sale investments. Under the terms of these contracts, the Company had assumed the default risk, above a certain threshold, of a portfolio of specified referenced issuers in exchange for a fixed yield that was recorded in interest income. In the event of default by underlying referenced issuers above specified amounts, the Company would have paid the counterparty an amount equivalent to its loss, not to exceed the notional value of the contract. The primary risk associated with these contracts was the default risk of the underlying issuers. The risk levels of these instruments were equivalent to “AAA,” or better single securities. At December 31, 2004, the Company had restricted approximately $86.3 million of investment securities as collateral for these contracts and interest rate swaps, which is included in restricted cash equivalents and investments in the accompanying 2004 consolidated balance sheet. The Company maintained the ability to manage the composition of the restricted investments within certain limits and to withdraw and use excess investment earnings from the restricted collateral for operating purposes. There were no restricted amounts related to these contracts as of December 31, 2005 due to their termination. As a result of the termination of the credit default contracts, the Company realized a net gain of $0.4 million in 2005, which is included in other (expense) income, net.

14. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2005	2004	2003
	(In thousands, except per share information)
Numerator:
Net income	$166,340	$131,546	$126,943

Denominator:
Denominator for basic earnings per share — weighted average shares	172,221	168,868	165,323
Effect of dilutive securities:
Employee stock awards	5,815	5,644	6,124
Contingent consideration related to acquisition	—	222	—

Denominator for diluted earnings per share — adjusted weighted-average shares	178,036	174,734	171,447

Basic earnings per share	$0.97	$0.78	$0.77

Diluted earnings per share	$0.93	$0.75	$0.74

Antidilutive weighted average shares	25,862	28,878	41,216

The above antidilutive weighted average shares to purchase shares of common stock includes certain shares under the Company’s stock-based compensation programs, and common stock potentially issuable on the conversion of the Debentures and were not included in computing diluted earnings per share because their effects were antidilutive for the respective periods that they were outstanding. The decrease in anti-dilutive weighted shares for 2004 compared to 2003 is due to the redemption of the Company’s convertible subordinated debentures during March 2004.

15. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections -replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 changes the accounting for and the reporting of a change in accounting principle by requiring retrospective application to prior periods’ financial statements of changes in accounting principle unless impracticable. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS No. 154 to have a material impact on its results of operations, financial position or cash flows.

16. LEGAL MATTERS

The Company is a defendant in various litigation matters generally arising out of the normal course of business. Although it is difficult to predict the ultimate outcome of these cases, management believes that the ultimate outcome will not materially affect the Company’s business, financial position, results of operations or cash flows.

SUPPLEMENTAL FINANCIAL INFORMATION

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter		Total Year
	(In thousands, except per share amounts)
2005
Net revenues	$201,890	$211,229	$226,947	$268,656		$908,722
Gross margin	192,689	199,864	211,031	247,174		850,758
Income from operations	43,642	49,063	44,793	66,993		204,491
Net income	38,560	27,886	40,953	58,941		166,340
Basic earnings per common share	0.23	0.16	0.24	0.34		0.97
Diluted earnings per common share	0.22	0.16	0.23	0.32		0.93
2004
Net revenues	$161,310	$178,302	$187,578	$213,967		$741,157
Gross margin	154,040	169,779	178,803	212,112		714,734
Income from operations	16,697	37,092	46,323	58,879	(a)	158,991
Net income	9,325	31,475	38,448	52,298	(a)	131,546
Basic earnings per common share	0.06	0.18	0.23	0.31	(a)	0.78
Diluted earnings per common share	0.05	0.18	0.22	0.30	(a)	0.75

(a)	In the fourth quarter, the Company recorded a reduction of amortization expense of $4.4 million, net of related tax effect of $2.8 million, resulting from the reclassification of certain intangible assets to goodwill to adjust the purchase price allocation from a 2001 acquisition.

CITRIX SYSTEMS, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

	Beginning of Period	Charged (Credited) to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period
	(In thousands)
2005
Deducted from asset accounts:
Allowance for doubtful accounts	$2,643	$146	$708	(3)	$1,447	(2)	$2,050
Allowance for returns	2,273	—	6,669	(1)(3)	6,610	(4)	2,332
Allowance for inventory obsolescence	133	383	323	(3)	276		563
Valuation allowance for deferred tax assets	1,332	—	—		—		1,332
2004
Deducted from asset accounts:
Allowance for doubtful accounts	$3,364	$1,108	$879	(3)	$2,708	(2)	$2,643
Allowance for returns	3,001	—	6,663	(1)	7,391	(4)	2,273
Allowance for inventory obsolescence	129	428	9		433		133
Valuation allowance for deferred tax assets	2,145	—	—		813		1,332
2003
Deducted from asset accounts:
Allowance for doubtful accounts	$6,050	$522	$—		$3,208	(2)	$3,364
Allowance for returns	10,488	—	3,825	(1)	11,312	(4)	3,001
Allowance for inventory obsolescence	504	(4)	—		371		129
Valuation allowance for deferred tax assets	—	2,145	—		—		2,145

(1)	Netted against revenues.
(2)	Uncollectible accounts written off, net of recoveries.
(3)	Additions from acquisitions.
(4)	Credits issued for stock balancing rights.

EXHIBIT INDEX

Exhibit No.		Description
2.1	(7)	Agreement and Plan of Merger dated as of December 18, 2003 by and among Citrix Systems, Inc., EAC Acquisition Corporation, Expertcity.com, Inc., Edward G. Sim and Andreas von Blottnitz

2.2	(11)	Agreement and Plan of Merger dated as of November 21, 2004 by and among Citrix Systems, Inc., Hal Acquisition Corporation, Net6, Inc., and Tim Guleri

2.3	(14)	Agreement and Plan of Merger dated as of June 1, 2005 by and among Citrix Systems, Inc., NCAR Acquisition Corporation, NCAR LLC and NetScaler, Inc.

2.4	(14)	Amendment No. 1 to Agreement and Plan of Merger dated as of June 1, 2005 by and among Citrix Systems, Inc., NCAR Acquisition Corporation, NCAR LLC and NetScaler, Inc.

3.1	(1)	Amended and Restated Certificate of Incorporation of the Company

3.2	(9)	Amended and Restated By-laws of the Company

3.3	(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation

4.1	(1)	Specimen certificate representing the Common Stock

10.1*	(8)	Fourth Amended and Restated 1995 Stock Plan

10.2*	(3)	Second Amended and Restated 1995 Non-Employee Director Stock Option Plan

10.3*	(5)	Third Amended and Restated 1995 Employee Stock Purchase Plan

10.4*	(6)	Second Amended and Restated 2000 Director and Officer Stock Option and Incentive Plan

10.5*	(10)	2000 Director and Officer Stock Option and Incentive Plan, Non-Qualified Stock Option Agreement

10.6*	(10)	2000 Director and Officer Stock Option and Incentive Plan, Incentive Stock Option Agreement

10.7*	(11)	Amended and Restated 2000 Stock Incentive Plan of Net6 Inc. (a subsidiary of Citrix Systems, Inc.)

10.8*	(11)	Amended and Restated 2003 Stock Incentive Plan of Net6 Inc. (a subsidiary of Citrix Systems, Inc.)

10.9	(11)	Microsoft Master Source Code Agreement by and between the Company and Microsoft dated December 16, 2004

10.10	(11)	License Form by and between the Company and Microsoft Corporation dated December 16, 2004 (with certain information omitted pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission)

10.11	(4)	Participation Agreement dated as of April 23, 2002, by and among Citrix Systems, Inc., Citrix Capital Corp., Selco Service Corporation and Key Corporate Capital, Inc. (the “Participation Agreement”) (with certain information omitted pursuant to a grant of confidential treatment and filed separately with the Securities and Exchange Commission)

10.12	(4)	Amendment No. 1 to Participation Agreement dated as of June 17, 2002 (with certain information omitted pursuant to a grant of confidential treatment and filed separately with the Securities and Exchange Commission)

10.13	(4)	Master Lease dated as of April 23, 2002 by and between Citrix Systems, Inc. and Selco Service Corporation (with certain information omitted pursuant to a grant for confidential treatment and filed separately with the Securities and Exchange Commission)

10.14*	(12)	2005 Executive Bonus Plan

10.15*	(13)	2005 Equity Incentive Plan

10.16*	(13)	2005 Employee Stock Purchase Plan

10.17*	(13)	2005 Equity Incentive Plan Incentive Stock Option Master Agreement (Domestic)

10.18*	(13)	2005 Equity Incentive Plan Non-Qualified Stock Option Master Agreement (Domestic)

10.19*	(14)	Change in Control Agreement dated as of August 4, 2005 by and between Citrix Systems, Inc. and Mark B. Templeton

10.20*	(14)	Change in Control Agreement dated as of August 4, 2005 by and between Citrix Systems, Inc. and each of David J. Henshall, David R. Freidman and John C. Burris

10.21	(15)	Senior Revolving Credit Agreement dated as of August 8, 2005 among Citrix Systems, Inc., Citrix International GmbH, JPMorgan Chase Bank, N.A., JP Morgan Securities, Inc. and certain other financial institutions

10.22	(15)	Term Loan Agreement dated as of August 8, 2005 by and among Citrix Systems, Inc., Citrix Systems International GMBH, JPMorgan Chase Bank, N.A., J.P. Morgan Securities Inc. and certain other financial institutions

10.23*	(15)	NetScaler, Inc. 1997 Stock Plan

21.1		List of Subsidiaries

23.1		Consent of Ernst & Young LLP

24.1		Power of Attorney (Included in signature page)

31.1		Rule 13a-14(a) / 15d-14(a) Certifications

31.2		Rule 13a-14(a) / 15d-14(a) Certifications

32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or any compensatory plan, contract or arrangement.
(1)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 33-98542), as amended.
(2)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 000-27084).
(3)	Incorporated by reference herein to exhibits of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.
(4)	Incorporated by reference herein to exhibits of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
(5)	Incorporated by reference herein to exhibits of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.
(6)	Incorporated by reference herein to exhibits of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
(7)	Incorporated herein by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated as of December 30, 2003.
(8)	Incorporated by reference herein to exhibits of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
(9)	Incorporated by reference herein to exhibits of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
(10)	Incorporated by reference herein to exhibits of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.
(11)	Incorporated by reference herein to exhibits of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
(12)	Incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated as of February 10, 2005.
(13)	Incorporated by reference herein to exhibits of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.
(14)	Incorporated by reference herein to exhibits of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.
(15)	Incorporated by reference herein to exhibits of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.