Form 10-Q
period 2006-03-31
CITRIX SYSTEMS INC
filed 2006-05-04
CIK 877890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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

(954) 267-3000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

☒    Large accelerated filer                                     ☐    Accelerated filer                                     ☐    Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 28, 2006 there were 182,148,953 shares of the registrant’s Common Stock, $.001 par value per share, outstanding.

CITRIX SYSTEMS, INC.

Form 10-Q

For the Quarterly Period Ended March 31, 2006

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CITRIX SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2006	December 31, 2005
	(unaudited)
	(In thousands, except par value)
Assets
Current assets:
Cash and cash equivalents	$423,192	$484,035
Short-term investments	157,073	18,900
Accounts receivable, net of allowances of $4,626 and $4,382 at March 31, 2006 and December 31, 2005, respectively	116,418	142,015
Inventories, net	3,954	3,933
Prepaid expenses and other current assets	34,462	31,164
Current portion of deferred tax assets	46,363	46,410

Total current assets	781,462	726,457
Restricted cash equivalents and investments	63,737	63,728
Long-term investments	95,439	51,286
Property and equipment, net	76,293	73,727
Goodwill, net	591,593	591,994
Other intangible assets, net	129,196	137,333
Long-term portion of deferred tax assets, net	30,461	29,158
Other assets	8,678	7,973

	$1,776,859	$1,681,656

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$35,297	$33,495
Accrued expenses	119,681	125,029
Income taxes payable	—	1,329
Current portion of deferred revenues	274,192	266,223

Total current liabilities	429,170	426,076
Long-term portion of deferred revenues	18,260	19,803
Long-term debt	—	31,000
Other liabilities	1,352	1,297

Commitments and contingencies

Stockholders’ equity:
Preferred stock at $.01 par value: 5,000 shares authorized, none issued and outstanding	—	—
Common stock at $.001 par value: 1,000,000 shares authorized; 231,348 and 226,573 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	231	226
Additional paid-in capital	1,287,706	1,189,460
Deferred compensation	—	(18,873)
Retained earnings	989,305	944,626
Accumulated other comprehensive loss	(2,637)	(4,463)

	2,274,605	2,110,976
Less— common stock in treasury, at cost (51,361 and 49,965 shares at March 31, 2006 and December 31, 2005, respectively)	(946,528)	(907,496)

Total stockholders’ equity	1,328,077	1,203,480

	$1,776,859	$1,681,656

See accompanying notes.

CITRIX SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2006	2005
	(In thousands, except per share information)
Revenues:
Product licenses	$114,185	$90,062
License updates	93,871	77,175
Online services	31,638	20,365
Technical services	20,304	14,288

Total net revenues	259,998	201,890

Cost of revenues:
Cost of license revenues	6,631	1,368
Cost of services revenues	10,390	4,515
Amortization of core and product technology	5,001	3,318

Total cost of revenues	22,022	9,201

Gross margin	237,976	192,689

Operating expenses:
Research and development	33,660	25,065
Sales, marketing and support	108,937	94,394
General and administrative	38,618	27,411
Amortization of other intangible assets	4,032	2,177

Total operating expenses	185,247	149,047

Income from operations	52,729	43,642
Interest income	7,602	4,632
Interest expense	(438)	(8)
Other (expense) income, net	(708)	464

Income before income taxes	59,185	48,730
Income taxes	14,506	10,170

Net income	$44,679	$38,560

Earnings per share:
Basic	$0.25	$0.23

Diluted	$0.24	$0.22

Weighted average shares outstanding:
Basic	178,169	170,139

Diluted	186,013	175,913

See accompanying notes.

CITRIX SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2006	2005
	(In thousands)
Operating activities
Net income	$44,679	$38,560
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	9,033	5,495
Depreciation and amortization of property and equipment	6,221	4,886
Stock-based compensation expense	11,549	103
Provision (recovery) for doubtful accounts	587	(673)
Provision for product returns	1,179	990
Tax effect of stock-based compensation	14,452	4,509
Excess tax benefit from exercise of stock options	(14,454)	—
Other non-cash items	134	(22)

Total adjustments to reconcile net income to net cash provided by operating activities	28,701	15,288
Changes in operating assets and liabilities:
Accounts receivable	23,832	22,623
Inventories	(1)	(279)
Prepaid expenses and other current assets	(4,414)	3,378
Other assets	(706)	(1,144)
Deferred tax assets, net	(1,179)	(237)
Accounts payable	667	(2,358)
Accrued expenses	(1,339)	(7,764)
Income taxes payable	(1,330)	633
Deferred revenues	6,427	4,840
Other liabilities	4	(140)

Total changes in operating assets and liabilities	21,961	19,552

Net cash provided by operating activities	95,341	73,400
Investing activities
Purchases of available-for-sale investments	(185,137)	(86,049)
Proceeds from sales of available-for-sale investments	—	76,015
Proceeds from maturities of available-for-sale investments	2,751	15,640
Purchases of property and equipment	(8,903)	(4,322)
Other	(465)	—

Net cash (used in) provided by investing activities	(191,754)	1,284
Financing activities
Proceeds from issuance of common stock	92,219	12,739
Excess tax benefit from exercise of stock options	14,454	—
Cash paid under stock repurchase programs	(40,103)	(39,961)
Payments on term loan	(31,000)	—

Net cash provided by (used in) financing activities	35,570	(27,222)

Change in cash and cash equivalents	(60,843)	47,462
Cash and cash equivalents at beginning of period	484,035	73,485

Cash and cash equivalents at end of period	$423,192	$120,947

Supplemental non-cash investing activity:
Increase (decrease) in restricted cash equivalents and investments	$9	$(1,875)

See accompanying notes.

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2006

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments, which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown, are of a normal recurring nature and have been reflected in the condensed consolidated financial statements. The results of operations for the periods presented are not necessarily indicative of the results expected for the full year or for any future period partially because of the seasonality of the Company’s business. Historically, the Company’s fourth quarter revenue in any year is typically higher than the first quarter of the subsequent year. The information included in these condensed consolidated financial statements should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this report and the consolidated financial statements and accompanying notes included in the Citrix Systems, Inc. (the “Company”) Form 10-K for the year ended December 31, 2005.

Certain reclassifications have been made for consistent presentation.

2. SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. While the Company believes that such estimates are fair when considered in conjunction with the condensed consolidated financial statements and accompanying notes, the actual amount of such estimates, when known, will vary from these estimates.

Investments

Short and long-term investments at March 31, 2006 and December 31, 2005 primarily consist of corporate securities, government securities and municipal securities. Investments classified as available-for-sale are stated at fair value with unrealized gains and losses, net of taxes, reported in accumulated other comprehensive income (loss). In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 95, Statement of Cash Flows, the Company classifies available-for-sale securities, including its investments in auction rate securities that are available to meet the Company’s current operational needs as short-term. The Company does not recognize changes in the fair value of its investments in income unless a decline in value is considered other-than-temporary.

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

Inventory

Inventories are consistently stated at the lower of cost or market on a first-in, first-out basis and primarily consist of finished goods. When necessary, a provision has been made to reduce obsolete or excess inventories to market.

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

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2006

The Company’s software products are purchased by medium and small-sized businesses, with a minimal number of locations, and larger business enterprises with more complex multiserver environments that deploy the Company’s software products on a department or enterprise-wide basis. Once the Company receives a product license agreement and purchase order, “software activation keys” that enable the feature configuration ordered by the end-user are delivered. Products may be delivered indirectly by a channel distributor, original equipment manufacturers or directly to the end-user by the Company via packaged product or download from the Company’s website. The Company’s appliance products are integrated with software that is essential to the functionality of the equipment. The Company provides unspecified software upgrades and enhancements related to the appliances through its maintenance contracts. Accordingly, for these appliances, the Company accounts for revenue in accordance with SOP No. 97-2, “Software Revenue Recognition, (as amended by SOP 98-4 and SOP 98-9)” and all related interpretations, as described in detail below.

Revenue is recognized when it is earned. The Company’s revenue recognition policies are in compliance with SOP 97-2 and related amendments and interpretations. In addition, the Company’s online services revenue is recognized in accordance with Emerging Issues Task Force (“EITF”) No. 00-3, Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware. The Company recognizes revenue when all of the following criteria are met: persuasive evidence of the arrangement exists; delivery has occurred and the Company has no remaining obligations; the fee is fixed or determinable; and collectibility is probable. The Company defines these four criteria as follows:

•	Persuasive evidence of the arrangement exists. The Company recognizes revenue on packaged products and appliances upon shipment to distributors and resellers. For packaged product and appliance sales, it is the Company’s customary practice to require a purchase order from distributors and resellers who have previously negotiated a master packaged product distribution or resale agreement. For electronic and paper license arrangements, the Company typically requires a purchase order from the distributor, reseller or end-user (depending on the arrangement) and an executed product license agreement from the end-user. For technical support, product training and consulting services, the Company requires a purchase order and an executed agreement. For online services, the Company requires the customer or the reseller to electronically accept the terms of an online services agreement or execute a contract and generally submit a purchase order.

•	Delivery has occurred and the Company has no remaining obligations. For product license and appliance sales, the Company’s standard delivery method is free-on-board shipping point. Consequently, it considers delivery of packaged products and appliances to have occurred when the products are shipped pursuant to an agreement and purchase order. The Company considers delivery of licenses under electronic licensing agreements to have occurred when the related products are shipped and the end-user has been electronically provided the software activation keys that allow the end-user to take immediate possession of the product. For product training and consulting services, the Company fulfills its obligation when the services are performed. For license updates, technical support and online services, the Company assumes that its obligation is satisfied ratably over the respective terms of the agreements, which are typically 12 to 24 months.

•	The fee is fixed or determinable. In the normal course of business, the Company does not provide customers the right to a refund of any portion of their license fees or extended payment terms. The Company sells license updates and services, which includes technical support, product training and consulting services, and online services separately and it determines vendor specific objective evidence (“VSOE”) of fair value by the price charged for each product when sold separately or applicable renewal rates.

•	Collectibility is probable. The Company determines collectibility on a customer-by-customer basis and generally does not require collateral. The Company typically sells product licenses and license updates to distributors or resellers for whom there are histories of successful collection. New customers are subject to a credit review process that evaluates their financial position and ultimately their ability to pay. Customers are also subject to an ongoing credit review process. If the Company determines from the outset of an arrangement that collectibility is not probable, revenue recognition is deferred until customer payment is received and the other parameters of revenue recognition described above have been achieved. Management’s judgment is required in assessing the probability of collection, which is generally based on evaluation of customer specific information, historical experience and economic market conditions.

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

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2006

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

The Company licenses most its products bundled with an initial subscription for license updates that provide the end-user with free enhancements and upgrades to the licensed product on a when and if available basis. Customers may also elect to purchase subscriptions for license updates, when not bundled with the initial product purchase, technical support, product training or consulting services. The Company allocates revenue to license updates and any other undelivered elements of the arrangement based on VSOE of fair value of each element and such amounts are deferred until the applicable delivery criteria and other revenue recognition criteria described above have been met. The balance of the revenue, net of any discounts inherent in the arrangement, is allocated to the delivered product using the residual method and recognized at the outset of the arrangement as the product licenses are delivered. If management cannot objectively determine the fair value of each undelivered element based on VSOE, revenue recognition is deferred until all elements are delivered, all services have been performed, or until fair value can be objectively determined.

In the normal course of business, the Company does not permit product returns, but it does provide most of its distributors with stock balancing and price protection rights. Stock balancing rights permit distributors to return products to the Company by the forty-fifth day of the fiscal quarter, subject to ordering an equal dollar amount of the Company’s other products prior to the last day of the same fiscal quarter. Price protection rights require that the Company grant retroactive price adjustments for inventories of products held by distributors if it lowers prices for such products. The Company establishes provisions for estimated returns for stock balancing and price protection rights, as well as other sales allowances, concurrently with the recognition of revenue. The provisions are established based upon consideration of a variety of factors, including, among other things, recent and historical return rates for both, specific products and distributors, estimated distributor inventory levels by product, the impact of any new product releases and projected economic conditions. Actual product returns for stock balancing and price protection provisions incurred are, however, dependent upon future events, including the amount of stock balancing activity by distributors and the level of distributor inventories at the time of any price adjustments. The Company continually monitors the factors that influence the pricing of its products and distributor inventory levels and makes adjustments to these provisions when it believes actual returns and other allowances could differ from established reserves. The Company’s ability to recognize revenue upon shipment to distributors is predicated on its ability to reliably estimate future stock balancing returns. If actual experience or changes in market condition impairs the Company’s ability to estimate returns, it would be required to defer the recognition of revenue until the delivery of the product to the end-user. Allowances for estimated product returns amounted to approximately $2.3 million at March 31, 2006 and December 31, 2005. The Company has not reduced and has no current plans to reduce its prices for inventory currently held by distributors. Accordingly, there were no reserves required for price protection at March 31, 2006 and December 31, 2005. The Company also records estimated reductions to revenue for customer programs and incentive offerings including volume-based incentives. If market conditions were to decline, the Company could take actions to increase its customer incentive offerings, which could result in an incremental reduction to revenue at the time the incentive is offered.

Accounting for Stock-Based Compensation

The Company’s stock-based compensation program is a broad based, long-term retention program that is intended to attract and reward talented employees and align stockholder and employee interest. As of March 31, 2006, the Company had two stock-based compensation plans under which it was granting stock options and shares of non-vested stock. The Company is currently granting stock-based awards from its 2005 Equity Incentive Plan (the “2005 Plan”) and 2005 Employee Stock Purchase Plan (the “2005 ESPP”). The Company’s Board of Directors has provided that no new awards will be granted under the Company’s previous stock plans, including the Company’s Amended and Restated 1995 Stock Plan, Second Amended and Restated 2000 Director and Officer Stock Option and Incentive Plan, Second Amended and Restated 1995 Non-Employee Director Stock Option Plan and Third Amended and Restated 1995 Employee Stock Purchase Plan (the “1995 ESPP”). Awards previously granted under these plans and still outstanding, however, typically expire ten years from the date of grant and will continue to be subject to all the terms and conditions of such plans, as applicable. In the future, in addition to stock options and non-vested stock, the Company plans to begin using non-vested stock, non-vested stock units and stock options with performance measures as part of its overall compensation program.

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2006

The 2005 Plan was originally adopted by the Board of Directors on March 24, 2005 and approved by the Company’s stockholders in May 2005. Under the terms of the 2005 Plan, the Company is authorized to grant incentive stock options (“ISOs”), non-qualified stock options (“NSOs”), non-vested stock, non-vested stock units, stock appreciation rights (“SARs”), performance units and to make stock-based awards to full and part-time employees of the Company and its subsidiaries or affiliates, where legally eligible to participate, as well as consultants and non-employee directors of the Company. The 2005 Plan provides for the issuance of a maximum of 10,100,000 shares of common stock. In addition, in February 2006, the Company’s Board of Directors approved an amendment to increase the shares of common stock authorized for issuance by 5,400,000. The Company has submitted this amendment to its stockholders for approval in May 2006. Under the 2005 Plan, ISOs must be granted at exercise prices no less than fair market value on the date of grant, except for ISOs granted to employees who own more than 10% of the Company’s combined voting power, for which the exercise prices must be no less than 110% of the market value at the date of grant. NSOs and SARs must be granted at no less than market value on the date of grant, or in the case of SARs in tandem with options, at the exercise price of the related option. Non-vested stock awards may be granted for such consideration in cash, other property or services, or a combination thereof, as determined by the Compensation Committee of the Board of Directors of the Company. All stock-based awards are exercisable upon vesting. Typically, under the 2005 Plan, the Company grants five year options that vest over three years at a rate of 33.3% of the shares underlying the option one year from date of grant and at a rate of 2.78% monthly thereafter. As of March 31, 2006, there were 36,785,527 shares of common stock reserved for issuance pursuant to the Company’s stock-based compensation plans and the Company had authorization under its 2005 Plan to grant 7,036,872 additional stock-based awards at March 31, 2006.

As part of the Company’s acquisition of NetScaler, Inc., and Teros, Inc., it assumed 25,179 shares of non-vested stock held by certain employees of the acquired companies. The non-vested stock assumed vests monthly based on service through October 2007 dependent upon the remaining vesting period at the time of the acquisition. As part of an overall retention program, the Company also assumed $2.8 million worth of non-vested stock units and granted 60,000 shares of non-vested stock to certain employees retained from the acquisitions of NetScaler, Inc., and Teros, Inc. Of the non-vested stock granted, 45,000 shares vest 50% on the first anniversary of the grant date and 50% on the second anniversary of the grant date, the remaining 15,000 non-vested shares granted, vest 50% on the first anniversary of the grant date and 50% eighteen months from the grant date. The non-vested stock units vest 33.33% six, twelve and eighteen months from the date of grant. The number of shares that will be issued on each vest date is dependent upon the Company’s stock price over the five consecutive trading days prior to the vesting date; provided, however that the number of shares issued pursuant to the non-vested stock units will not exceed 280,000 shares. The Company’s policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight line basis over the requisite service period for the entire award.

The 2005 ESPP was originally adopted by the Board on March 24, 2005 and approved by the Company’s stockholders in May 2005. The 2005 ESPP replaced the Company’s 1995 ESPP under which no more shares may be granted. Under the 2005 ESPP, all full-time and certain part-time employees of the Company are eligible to receive options to purchase common stock of the Company twice per year at the end of a six month payment period (a “Payment Period”). During each Payment Period, eligible employees who so elect may authorize payroll deductions in an amount no less than 1% nor greater than 10% of his or her base pay for each payroll period in the Payment Period. At the end of each Payment Period, the accumulated deductions are used to purchase shares of common stock from the Company up to a maximum of 12,000 shares for any one employee during a Payment Period. Shares are purchased at a price equal to 85% of the fair market value of the Company’s common stock on the last business day of a Payment Period. Employees who, after exercising their rights to purchase shares of common stock under the 2005 ESPP, would own shares of 5% or more of the voting power of the Company’s common stock, are ineligible to participate under the 2005 ESPP. The 2005 ESPP provides for the issuance of a maximum of 10,000,000 shares of common stock. As of March 31, 2006, 150,743 shares had been issued under the 2005 ESPP.

Adoption of SFAS No. 123R and Transition

Prior to January 1, 2006, the Company accounted for its stock-based compensation plans under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation. The Company did not recognize compensation cost related to stock options granted to its employees and non-employee directors that had an exercise price equal to or above the market value of the underlying common stock on the date of grant in its condensed consolidated statement of income prior to January 1, 2006. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, Share-Based Payment, and related interpretations using the modified-

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2006

prospective transition method. Under that method, compensation cost recognized in the first quarter of 2006 includes (a) compensation cost for all stock-based awards granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (b) compensation cost for all stock-based awards granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Results for prior periods have not been restated.

As a result of adopting SFAS No. 123R on January 1, 2006, the Company’s operating income, income before income taxes and net income for the three months ended March 31, 2006, are $8.6 million, $8.6 million and $6.5 million lower, respectively, than if the Company had continued to account for stock-based compensation under APB Opinion No. 25. Basic and diluted earnings per share for the three months ended March 31, 2006 would have been $0.29 and $0.27, respectively, if the Company had not adopted SFAS No. 123R, compared to reported basic and diluted earnings per share of $0.25 and $0.24, respectively.

Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits from deductions resulting from the exercise of stock options as operating cash flows in its statement of cash flows. SFAS No. 123R requires that the portion of benefits resulting from tax deductions in excess of recognized compensation (the “excess tax benefits”) be presented as financing cash flows. The excess tax benefits were approximately $14.5 million for the first quarter of 2006 and would have been presented as an operating cash inflow prior to the adoption SFAS No. 123R. In addition, the Company previously presented deferred compensation as a separate component of stockholders’ equity. In accordance with the provisions of SFAS No. 123R, upon adoption, the Company also reclassified the balance in deferred compensation to additional paid-in capital on its accompanying condensed consolidated balance sheet.

In November 2005, the Financial Accounting Standards Board (the “FASB”), issued FASB Staff Position FAS123(R)-3, Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards, (“FSP”). This FSP requires an entity to follow either the transition guidance for the additional-paid-in-capital pool as prescribed in SFAS No. 123R or the alternative transition method as described in the FSP. An entity that adopts SFAS No. 123R using the modified prospective method may make a one-time election to adopt the transition method described in this FSP. An entity may take up to one year from the later of its initial adoption of SFAS No. 123R or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. This FSP became effective in November 2005. The Company is still evaluating whether it will adopt the alternative method for calculating its additional-paid-in-capital pool described in the FSP.

Pro Forma Information Under SFAS No. 123 for Periods Prior to January 1, 2006

The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based awards in the first quarter of 2005 (in thousands, except per share information):

Three Months Ended March 31, 2005
Net income:
As reported	$38,560
Add: Total stock-based employee compensation included in net income as reported, net of related tax effects	82
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(10,014)

Pro forma	$28,628

Basic earnings per share:
As reported	$0.23

Pro forma	$0.17

Diluted earnings per share:
As reported	$0.22

Pro forma	$0.16

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2006

For purposes of the pro forma calculations, the fair value of each option was estimated on the date of the grant using the Black-Scholes option-pricing model, assuming no expected dividends, and the following assumptions:

March 31, 2005
Expected volatility factor	0.35
Approximate risk free interest rate	3.8%
Expected term	3.32 years

The Company estimated the expected volatility factor based upon implied and historical data. The approximate risk free interest rate was based on the implied yield available on U.S. Treasury zero-coupon issues with remaining terms equivalent to the Company’s expected term. The expected term of the Company’s stock options was based on the historical exercise patterns considering changes in vesting periods and contractual terms. The weighted average fair value of stock-based awards granted during the first quarter of 2005 was $6.93. The total intrinsic value of stock options exercised during the first quarter of 2005 was $6.6 million. Forfeitures were recognized as they occurred.

For purposes of the pro forma calculations, the fair value of each stock-based award related to the 1995 ESPP was estimated using the Black-Scholes option-pricing model, assuming no expected dividends, and the following assumptions:

March 31, 2005
Expected volatility factor	0.33
Approximate risk free interest rate	2.5%
Expected term	6 months

The Company estimated the expected volatility factor based on historical data. The approximate risk free interest rate was based on the implied yield available on U.S. Treasury zero-coupon issues with remaining term equivalent to the Company’s expected term. The expected term for the 1995 ESPP is the six month Payment Period. The weighted average fair value of the shares purchased under the 1995 ESPP during the first quarter of 2005 was $21.96.

Valuation and Expense Information under SFAS No. 123R

The Company recorded stock-based compensation costs of $11.5 million and recognized a tax benefit related to stock-based compensation of $14.5 million in the first quarter of 2006. As required by SFAS No. 123R, the Company estimates forfeitures of employee stock options and recognizes compensation cost only for those awards expected to vest. Forfeiture rates are determined based on historical experience. Estimated forfeitures are adjusted to actual forfeiture experience as needed.

Total stock-based compensation and related income tax benefit recognized in the Company’s consolidated statement of income for the three months ended March 31, 2006 is $11.5 million and $1.5 million, respectively. A detail of the total stock-based compensation recognized by income statement classification is as follows (in thousands):

Income Statement Classifications
Cost of services revenues	$360
Research and development	3,657
Sales, marketing and support	4,775
General and administrative	2,757

Total	$11,549

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2006

In connection with the adoption of SFAS No. 123R, the Company estimated the fair value of each stock option on the date of grant using the Black-Scholes option-pricing model, applying the following assumptions and amortizing that value to expense over the option’s vesting period using the ratable approach:

March 31, 2006
Expected volatility factor	0.30
Approximate risk free interest rate	4.55
Expected term	3.0 years
Expected dividend yield	0%

For purposes of determining the expected volatility factor, the Company considered implied volatility in two-year market-traded options of the Company’s common stock based on third party volatility quotes in accordance with the provisions of Staff Accounting Bulletin, (“SAB”) No. 107. The Company’s decision to use implied volatility was based upon the availability of actively traded options on the Company’s common stock and its assessment that implied volatility is more representative of future stock price trends than historical volatility. The approximate risk free interest rate was based on the implied yield available on U.S. Treasury zero-coupon issues with remaining terms equivalent to the Company’s expected term on its options. The expected term of the Company’s stock options was based on the historical employee exercise patterns considering changes in vesting periods and contractual terms. The Company also analyzed its historical pattern of option exercises based on certain demographic characteristics and determined that there were no meaningful differences in option exercise activity based on the demographic characteristics. The Company does not intend to pay dividends on its common stock in the foreseeable future. Accordingly, the Company used a dividend yield of zero in its option pricing model. The weighted average fair value of stock options granted during the first quarter of 2006 was $7.77.

A summary of the status and activity of the Company’s fixed option awards is as follows:

Options	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2005	34,305,837	$25.86	4.79
Granted	499,375	29.92
Exercised	(4,626,283)	19.07
Forfeited or expired	(430,272)	26.67

Outstanding at March 31, 2006	29,748,657	26.98	4.31	$430,158

Vested or expected to vest at March 31, 2006	27,746,784	27.39	4.30	396,813

Exercisable at March 31, 2006	21,050,854	29.82	4.16	275,367

The following table summarizes the Company’s non-vested stock activity as of March 31, 2006:

	Number of Shares	Weighted- Average Fair Value at Grant Date
Non-vested at December 31, 2005	85,179	$26.52
Granted	—	—
Vested	9,090	23.46
Forfeited or expired	2,600	27.87

Non-vested at March 31, 2006	73,489	26.85

Exercisable at March 31, 2006	9,090	23.46

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2006

The total intrinsic value of stock-based awards exercised during the first quarter of 2006 was $62.0 million. As of March 31, 2006, there was $57.7 million of total unrecognized compensation cost related to the stock options, non-vested stock and restricted stock units. That cost is expected to be recognized over a weighted-average period of 1.84 years.

The Company estimated the fair value of the stock-based compensation related to the 2005 ESPP using the Black-Scholes option pricing model, applying the following assumptions and amortizing that value to expense over the vesting period:

March 31, 2006
Expected volatility factor	0.27
Approximate risk free interest rate	4.45%
Expected term	6 months
Expected dividend yield	0%

The Company estimated the expected volatility factor based on implied volatility in market traded options with remaining terms similar to the expected term of the ESPP options. The approximate risk free interest rate was based on the implied yield available on U.S. Treasury zero-coupon issues with remaining term equivalent to the expected term of the 2005 ESPP options. The expected term for the 2005 ESPP options is the six month Payment Period. The weighted average fair value of the shares purchased under the 2005 ESPP during the first quarter of 2006 was $31.14.

3. EARNINGS PER SHARE

Basic earnings per share is calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share is computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock awards (calculated using the treasury stock method) during the period they were outstanding.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share information):

	Three Months Ended March 31,
	2006	2005
Numerator:
Net income	$44,679	$38,560

Denominator:
Denominator for basic earnings per share — weighted-average shares outstanding	178,169	170,139
Effect of dilutive employee stock awards	7,844	5,774

Denominator for diluted earnings per share — weighted-average shares outstanding	186,013	175,913

Basic earnings per share	$0.25	$0.23

Diluted earnings per share	$0.24	$0.22

Anti-dilutive weighted-average shares	21,839	30,537

4. ACQUISITIONS

2005 Acquisitions

During 2005, the Company acquired all of the issued and outstanding capital stock of two privately held companies, NetScaler, Inc. and Teros, Inc., (the “2005 Acquisitions”) for a total of $172.8 million in cash, approximately 6.6 million shares of the Company’s common stock valued at approximately $154.8 million and estimated direct transaction costs of $6.4 million. The Company also assumed approximately $20.6 million in non-vested stock-based compensation upon the closing

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2006

of the NetScaler transaction that was accounted for in accordance with FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB Opinion No. 2) and was recorded as deferred compensation in the accompanying 2005 consolidated balance sheet. The assumed awards had an excess of fair value over intrinsic value of approximately $0.5 million, which is reflected in the total consideration for the transaction. The 2005 Acquisitions are intended to further extend the Company’s position in application delivery solutions. The results of operations of the acquired companies are included as part of the Company’s results beginning after their respective dates of acquisition and revenues from the acquired products are included in the Company’s Product License revenue and Technical Services revenue in the accompanying consolidated statements of income. In connection with the 2005 Acquisitions, the Company allocated $234.3 million to goodwill, $40.2 million to core technology and $35.8 million to other intangible assets. The Company assigned all of the goodwill to its Americas segment.

2004 Acquisitions

During 2004, the Company acquired all of the issued and outstanding capital stock of two privately held companies Net6, Inc, a leader in providing secure access gateways and Expertcity.com, Inc., a leader in Web-based desktop access as well as a leader in Web-based meeting and customer assistance services (the “2004 Acquisitions”). The consideration for the 2004 Acquisitions was approximately $291.0 million comprised of approximately $161.8 million in cash, $6.1 million of direct transaction costs and approximately 5.8 million shares of the Company’s common stock valued at approximately $124.8 million. In connection with the 2004 Acquisitions, the Company allocated $195.1 million to goodwill, $38.7 million to core and product technology and $32.4 million to other intangible assets. The Company assigned $31.7 million of the goodwill to its Americas segment and $163.4 million of the goodwill to its Online Services division.

Purchase Accounting for Acquisitions

The fair values used in determining the purchase price allocation for certain intangible assets for the Company’s acquisitions were based on estimated discounted future cash flows, royalty rates and historical data, among other information. Purchased in-process research and development (“IPR&D”) of $7.0 million was expensed in the third quarter of 2005 immediately upon the closing of the NetScaler, Inc. acquisition and a total $19.1 million was expensed upon closing of the 2004 Acquisitions in accordance with FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method, due to the fact that it pertains to technology that was not currently technologically feasible, meaning it had not reached the working model stage, did not contain all of the major functions planned for the product, was not ready for initial customer testing and had no alternative future use. The fair value assigned to in-process research and development was determined using the income approach, which includes estimating the revenue and expenses associated with a project’s sales cycle and by estimating the amount of after-tax cash flows attributable to the projects. The future cash flows were discounted to present value utilizing an appropriate risk-adjusted rate of return, which ranged from 17% to 25%. The rate of return included a factor that takes into account the uncertainty surrounding the successful development of the IPR&D.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The Company had $591.6 and $592.0 million of goodwill as of March 31, 2006 and December 31, 2005, respectively. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company reviews its goodwill periodically for impairment. The Company completed its annual goodwill impairment test during the fourth quarter of 2005 and determined that the carrying amount of goodwill was not impaired. Substantially all of the Company’s goodwill at March 31, 2006 and December 31, 2005 was associated with the Americas and Online Services reportable segments. See Note 7 for segment information.

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2006

Intangible Assets

Intangible assets are recorded at cost, less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally three to seven years, except for patents, which are amortized over their remaining life or 10 years. Intangible assets consist of the following (in thousands):

	March 31, 2006		December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Core and product technologies	$166,200	$89,256	$165,975	$84,255
Other	81,925	29,674	81,254	25,641

Total	$248,125	$118,930	$247,229	$109,896

Amortization of core and product technology was $5.0 million and $3.3 million for the three months ended March 31, 2006 and 2005, respectively, and is classified as a component of cost of revenues on the accompanying condensed consolidated statements of income. Amortization of other intangible assets, which consists primarily of customer relationships, tradenames, covenants not to compete, and patents, was $4.0 million and $2.2 million for the three months ended March 31, 2006 and 2005, respectively, and is classified as a component of operating expenses on the accompanying condensed consolidated statements of income. Estimated future amortization expense is as follows (in thousands):

Year ending December 31,
2006	$33,802
2007	28,744
2008	25,730
2009	21,118
2010	18,056

6. LONG-TERM DEBT

Credit Facility

Effective on August 9, 2005, the Company entered into a Credit Facility with a group of financial institutions (the “Lenders”). The Credit Facility provides for a five year revolving line of credit in the aggregate amount of $100.0 million, subject to continued covenant compliance. A portion of the revolving line of credit (i) in the aggregate amount of $25.0 million may be available for issuances of letters of credit and (ii) in the aggregate amount of $15.0 million may be available for swing line loans. The Credit Facility currently bears interest at LIBOR plus 0.5% and adjusts in the range of 0.5% to 1.25% above LIBOR based on the level of the Company’s total debt and its adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) as defined in the agreement. In addition, the Company is required to pay a quarterly facility fee ranging from 0.125% to 0.25% based on the aggregate amount available under the Credit Facility and the level of the Company’s total debt and its adjusted EBITDA. Borrowings under the Credit Facility are guaranteed by the Company and certain of the Company’s United States and foreign subsidiaries, which guarantees are secured by a pledge of shares of certain foreign subsidiaries. During 2005, the Company borrowed and repaid $75 million under the Credit Facility. As of March 31, 2006, there were no amounts outstanding under the Credit Facility.

Term Loan

Effective on August 9, 2005, a subsidiary of the Company entered into a term loan facility (the “Term Loan”) with the Lenders. The Term Loan provided for an eighteen-month single-draw term loan facility in the aggregate amount of $100.0 million. The Term Loan’s interest rate was LIBOR plus 0.5% and adjusted in the range of 0.5% to 1.25% above LIBOR based on the level of the subsidiary’s total debt and its adjusted EBITDA, as described in the agreement. Borrowings under the Term Loan were guaranteed by the Company and certain of its United States and foreign subsidiaries, which guarantees were secured by a pledge of shares of certain foreign subsidiaries. In addition, the Company was required to pay a quarterly facility fee ranging from 0.125% to 0.25% based on the aggregate amount of the Term Loan and the level of the Company’s total debt and its adjusted EBITDA. The Term Loan was paid in full in February 2006. The weighted average interest rate on the Term Loan for the period that it was outstanding in 2006 was 4.59%.

The Company incurred $0.2 million in interest expense on its borrowings in 2006. The Credit Facility contains customary default provisions, and the Company must comply with various financial and non-financial covenants. The financial covenants consist of a minimum interest coverage ratio and a maximum consolidated leverage ratio. The primary non-financial covenants limit the Company’s ability to pay dividends (other than pursuant to the Dividend Reinvestment Plan executed under the American Jobs Creation Act), conduct certain mergers or acquisitions, make certain investments and

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2006

loans, incur future indebtedness or liens, alter the Company’s capital structure or sell stock or assets, subject to certain limits. As of March 31, 2006, the Company was in compliance with all covenants under the Credit Facility.

7. SEGMENT INFORMATION

The Company operates in a single market consisting of the design, development, marketing, sales and support of access infrastructure software and services for applications and online services. The Company’s revenues are derived from sales of its Access Management products, Application Networking products, Application Gateway products and related services in the Americas, EMEA and Asia-Pacific regions and from online services sold by its Online Services division. These three geographic regions and the Online Services division constitute the Company’s four reportable segments.

The Company does not engage in intercompany revenue transfers between segments. The Company’s management evaluates performance based primarily on revenues in the geographic locations in which the Company operates and separately evaluates revenues from the Online Services division. Segment profit for each segment includes certain sales, marketing, general and administrative expenses directly attributable to the segment, including research and development costs in the Online Services division and excludes certain expenses that are managed outside the reportable segments. Costs excluded from segment profit primarily consist of research and development costs associated with the Access Management products, Application Networking products, Application Gateway products, amortization of core and product technology, amortization of other intangible assets, interest, corporate expenses and income taxes, as well as, charges for in-process research and development. Corporate expenses are comprised primarily of corporate marketing costs, operations and certain general and administrative expenses, which are separately managed. Accounting policies of the segments are the same as the Company’s consolidated accounting policies.

Net revenues and segment profit, classified by the Company’s four reportable segments are as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Net revenues:
Americas (1)	$109,628	$86,165
EMEA (2)	97,606	77,432
Asia-Pacific	21,126	17,928
Online Services division	31,638	20,365

Consolidated	$259,998	$201,890

Segment profit:
Americas (1)	$51,857	$47,940
EMEA (2)	65,626	46,434
Asia-Pacific	7,756	4,021
Online Services division	8,156	3,508
Unallocated expenses (3):
Amortization of intangible assets	(9,033)	(5,495)
Research and development	(30,871)	(22,603)
Net interest and other income	6,456	5,088
Other corporate expenses	(40,762)	(30,163)

Consolidated income before income taxes	$59,185	$48,730

(1)	The Americas segment is comprised of the United States, Canada and Latin America.
(2)	Defined as Europe, the Middle East and Africa.
(3)	Represents expenses presented to management on a consolidated basis only and not allocated to the operating segments.

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2006

8. DERIVATIVE FINANCIAL INSTRUMENTS

As of March 31, 2006 and December 31, 2005, the Company had $2.1 million and $3.2 million of derivative assets, respectively, and $5.1 million and $8.3 million of derivative liabilities, respectively, representing the fair values of the Company’s outstanding derivative instruments, which are recorded in other current assets, other assets, accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets. The change in the derivative component in accumulated other comprehensive income (loss) includes unrealized gains or losses that arose from changes in market value of derivatives that were held during the period, and gains or losses that were previously unrealized, but have been recognized in current period net income due to termination or maturities of derivative contracts. This reclassification has no effect on total comprehensive income (loss) or stockholders’ equity. The following table presents these components of accumulated other comprehensive income (loss), net of tax for the Company’s derivative instruments (in thousands):

	Three Months Ended March 31,
	2006	2005
Unrealized losses on derivative instruments	$(29)	$(3,445)
Reclassification of realized losses (gains)	1,887	(1,362)

Net change in accumulated other comprehensive income due to derivative instruments	$1,858	$(4,807)

Cash Flow Hedges. At March 31, 2006 and December 31, 2005, the Company had in place foreign currency forward sale contracts with a notional amount of $87.0 million and $81.7 million, respectively, and foreign currency forward purchase contracts with a notional amount of $201.5 million and $191.5 million, respectively. The fair value of these contracts at March 31, 2006 and December 31, 2005 were assets of $2.1 million and $3.2 million, respectively, and liabilities of $5.1 million and $8.3 million, respectively. A substantial portion of the Company’s overseas expenses are and will continue to be transacted in local currencies. To protect against fluctuations in operating expenses and the volatility of future cash flows caused by changes in currency exchange rates, the Company has established a program that uses forward foreign exchange contracts to hedge its exposure to these potential changes. The terms of these instruments, and the hedged transactions to which they relate, generally do not exceed 12 months. Currencies hedged are Euros, British pounds sterling, Australian dollars, Japanese yen, Swiss francs, Canadian dollars and Hong Kong dollars. There was no material ineffectiveness of the Company’s foreign currency forward contracts for the three months ended March 31, 2006 or 2005.

Fair Value Hedges. From time to time, the Company uses interest rate swap instruments to hedge against the changes in fair value of certain of its available-for-sale securities due to changes in interest rates. The instruments swap the fixed rate interest on the underlying investments for a variable rate based on the LIBOR plus a specified margin. Changes in the fair value of the swap instruments are recorded in earnings along with related designated changes in the value of the underlying investments. During 2005, the Company sold underlying fixed rate available-for-sale investments with a notional value of $193.9 million. The Company holds no remaining interest rate swap instruments as of March 31, 2006. There was no material ineffectiveness of the Company’s interest rate swaps for the period that they were held during the three months ended March 31, 2005.

Derivatives not Designated as Hedges. From time to time, the Company utilizes certain derivative instruments that either do not qualify or are not designated for hedge accounting treatment under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations. Accordingly, changes in the fair value of these contracts, if any, are recorded in other (expense) income, net, and such changes were not material in any of the periods presented.

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2006

9. COMPREHENSIVE INCOME

The components of comprehensive income, net of tax, are as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Net income	$44,679	$38,560
Other comprehensive income:
Change in unrealized gain (loss) on available-for-sale securities	(32)	113
Net change due to derivative instruments	1,858	(4,807)

Comprehensive income	$46,505	$33,866

The components of accumulated other comprehensive loss, net of tax, are as follows (in thousands):

	March 31, 2006	December 31, 2005
Unrealized gain on available-for-sale securities	$(30)	$2
Unrealized gain on derivative instruments	(2,607)	(4,465)

Accumulated other comprehensive loss	$(2,637)	$(4,463)

10. INCOME TAXES

The Company maintains certain operational and administrative processes in overseas subsidiaries and its foreign earnings are taxed at lower foreign tax rates. Other than the one-time repatriation provision under the American Jobs Creation Act, the Company does not expect to remit earnings from its foreign subsidiaries. The Company’s effective tax rate was approximately 24.5% and 21.0% for the three months ended March 31, 2006 and the three months ended March 31, 2005, respectively. The increase in the Company’s effective tax rate is due to various factors including the increase in its taxable income in geographic areas that are taxed at a higher rate and the adoption of SFAS No. 123R.

11. STOCK REPURCHASE PROGRAMS

The Company’s Board of Directors authorized an ongoing stock repurchase program with a total repurchase authority granted to the Company of $1.2 billion, of which $200 million was authorized in February 2006. The objective of the Company’s stock repurchase program is to improve stockholders’ returns. At March 31, 2006, approximately $227.5 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock.

The Company is authorized to make open market purchases of its common stock using general corporate funds. Additionally, the Company has entered into structured stock repurchase arrangements with large financial institutions using general corporate funds in order to lower the average cost to acquire shares. These programs include terms that require the Company to make up-front payments to the counterparty financial institution and result in the receipt of stock during or at the end of the period of the agreement or the receipt of either stock or cash at the maturity of the agreement, depending on market conditions.

The Company expended approximately $40.1 million and $40.0 million, net of premiums received, in the three months ended March 31, 2006 and March 31, 2005, respectively. During the three months ended March 31, 2006, the Company took delivery of a total of 1,396,350 shares of outstanding common stock with an average price of $27.27. During the three months ended March 31, 2005, the Company took delivery of a total of 2,554,352 shares of outstanding common stock with an average per share price of $22.74. Some of these shares were received pursuant to prepaid programs. Since the inception of the stock repurchase program, the average cost of shares acquired was $17.66 per share compared to an average close price during open trading windows of $21.19 per share. In addition, a significant portion of the funds used to repurchase stock was funded by proceeds from employee stock option exercises and the related tax benefits. As of March 31, 2006, the Company has remaining prepaid notional amounts of approximately $56.5 million under structured stock repurchase agreements. Due to the fact that the total shares to be received for the open repurchase agreements at March 31, 2006 is not determinable until the contracts mature, the above price per share amounts exclude the remaining shares to be received subject to the agreements.

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2006

12. COMMITMENTS AND CONTINGENCIES

Off-Balance Sheet Arrangement

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

The synthetic lease includes certain financial covenants including a requirement for the Company to maintain a pledged balance of approximately $62.8 million in cash and/or investment securities as collateral. This amount is included in restricted cash equivalents and investments in the accompanying condensed consolidated balance sheets. The Company maintains the ability to manage the composition of the restricted investments within certain limits and to withdraw and use excess investment earnings from the restricted collateral for operating purposes. Additionally, the Company must maintain a minimum cash and investment balance of $100.0 million, excluding the Company’s collateralized investments, equity investments and outstanding debt, as of the end of each fiscal quarter. As of March 31, 2006, the Company had approximately $575.2 million in cash and investments in excess of those required levels. The synthetic lease includes non-financial covenants including maintenance of the properties and adequate insurance, prompt delivery of financial statements to the lender of the lessee and prompt payment of taxes associated with the properties. As of March 31, 2006, the Company was in compliance with all material provisions of the arrangement.

Office Leases

During 2002 and 2001, the Company took actions to consolidate certain of its offices, including the exit of certain leased office space and the abandonment of certain leasehold improvements. Lease obligations related to these existing operating leases continue to 2025 with a total remaining obligation at March 31, 2006 of approximately $18.9 million, of which $1.7 million was accrued for as of March 31, 2006, and is reflected in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets. In calculating this accrual, the Company made estimates, based on market information, including the estimated vacancy periods and sublease rates and opportunities. The Company periodically re-evaluates its estimates and if actual circumstances prove to be materially worse than management has estimated, the total charges for these vacant facilities could be significantly higher.

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

Our operating results and financial condition have varied in the past and could in the future vary significantly depending on a number of factors. From time to time, information provided by us or statements made by our employees contain “forward-looking” information that involves risks and uncertainties. In particular, statements contained in this Form 10-Q, and in the documents incorporated by reference into this Form 10-Q, that are not historical facts, including, but not limited to statements concerning new products, product development and offerings, Subscription Advantage, Presentation Server, NetScaler, Access Management and Access Gateway products, product and price competition, Online Services division, competition and strategy, market acceptance of operating systems on which our products rely, customer diversification, product price and inventory, deferred revenues, economic and market conditions, potential government regulation, seasonal factors, international operations and expansion, revenue recognition, profits, growth of revenues, composition of revenues, cost of revenues, operating expenses, sales, marketing and support expenses, general and administrative expenses, research and development expenses, compensation costs, our ability to attract and retain qualified personnel, valuations of investments and derivative instruments, technology relationships, reinvestment or repatriation of foreign earnings, gross margins, impairment charges, anticipated operating and capital expenditure requirements, cash inflows, off balance sheet arrangements, contractual obligations, our Credit Facility, in-process research and development, advertising campaigns, tax rates, valuation and composition of stock-based awards, SFAS No.123R, leasing and subleasing activities, acquisitions, management and financial systems and controls, stock repurchases, investment transactions, liquidity, litigation matters, intellectual property matters, distribution channels, stock price, payment of dividends, Advisor Rewards Program, third party licenses and potential debt or equity financings constitute forward-looking statements and are made under the safe harbor provisions of the Section 27 of the Securities Act of 1933 as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are neither promises nor guarantees. Our actual results of operations and financial condition have varied and could in the future vary significantly from those stated in any forward-looking statements. The factors described in Part II Item 1A, “Risk Factors,” in this Form 10-Q, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Form 10-Q, in the documents incorporated by reference into this Form 10-Q or presented elsewhere by our management from time to time. Such factors, among others, could have a material adverse effect upon our business, results of operations and financial condition.

Overview

We design, develop and market technology solutions that enable on-demand access to information and applications. We market and license our products through multiple channels such as value-added resellers, channel distributors, system integrators, independent software vendors, our websites and original equipment manufacturers.

Acquisitions

2005 Acquisitions

During 2005, we acquired all of the issued and outstanding capital stock of two privately held companies, NetScaler, Inc. and Teros, Inc., collectively, the 2005 Acquisitions, for a total of $172.8 million in cash, approximately 6.6 million shares of our common stock valued at approximately $154.8 million and estimated direct transaction costs of $6.4 million. We also assumed approximately $20.6 million in non-vested stock-based compensation upon the closing of the NetScaler transaction that was accounted for in accordance with FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB Opinion No. 2) and was recorded as deferred compensation in the accompanying 2005 condensed consolidated balance sheet. The assumed awards had an excess of fair value over intrinsic value of approximately $0.5 million, which is reflected in the total consideration for the transaction. The 2005 Acquisitions are intended to further extend our position in application delivery solutions. The results of operations of the acquired companies are included as part of our results beginning after their respective dates of acquisition and revenues from the acquired products are included in our Product License revenue and Technical Services revenue in the accompanying condensed consolidated statements of income. In connection with the 2005 Acquisitions, we allocated $234.3 million to goodwill, $40.2 million to core technology and $35.8 million to other intangible assets. We assigned all of the goodwill to our Americas segment.

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

Purchase Accounting for Acquisitions

The fair values used in determining the purchase price allocation for certain intangible assets for our acquisitions were based on estimated discounted future cash flows, royalty rates and historical data, among other information. Purchased in-process research and development, or IPR&D, of $7.0 million was expensed upon the closing of the NetScaler, Inc. acquisition and a total of $19.1 million was expensed upon the closing of the 2004 Acquisitions in accordance with FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method, due to the fact that IPR&D pertains to technology that was not currently technologically feasible, meaning it had not reached the working model stage, did not contain all of the major functions planned for the product, was not ready for initial customer testing and had no alternative future use. The fair value assigned to in-process research and development was determined using the income approach, which includes estimating the revenue and expenses associated with a project’s sales cycle and by estimating the amount of after-tax cash flows attributable to the projects. The future cash flows were discounted to present value utilizing an appropriate risk-adjusted rate of return, which ranged from 17% to 25%. The rate of return factored in the uncertainty surrounding the successful development of the IPR&D.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. We base these estimates on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances, and these estimates form the basis for our judgments concerning the carrying values of assets and liabilities that are not readily apparent from other sources. We periodically evaluate these estimates and judgments based on available information and experience. Actual results could differ from our estimates under different assumptions and conditions. If actual results significantly differ from our estimates, our financial condition and results of operations could be materially impacted. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2005, for further information regarding our critical accounting policies and estimates.

The notes to our consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2005, the condensed consolidated financial statements and the related notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the factors and events described elsewhere in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in Part II, Item 1A “Risk Factors,” contain additional information related to our accounting policies and should be read in conjunction with the following discussion and analysis relating to the individual financial statement captions and our overall financial performance, operations and financial position.

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

We license most of our products bundled with an initial subscription for license updates that provide the end-user with free enhancements and upgrades to the licensed product on a when and if available basis. Customers may also elect to purchase subscriptions for license updates, when not bundled with the initial product purchase, technical support, product training or consulting services. We allocate revenue to license updates and any other undelivered elements of the arrangement based on vendor specific objective evidence, or VSOE, of fair value of each element and such amounts are deferred until the applicable delivery criteria and other revenue recognition criteria have been met. The balance of the revenue, net of any discounts inherent in the arrangement, is allocated to the delivered product using the residual method and recognized at the outset of the arrangement as the licenses are delivered. If we cannot objectively determine the fair value of each undelivered element based on VSOE, we defer revenue recognition until all elements are delivered, all services have been performed, or until fair value can be objectively determined. We must apply judgment in determining all elements of the arrangement and in determining the VSOE of fair value for each element, considering the price charged for each product or applicable renewal rates for license updates.

In the normal course of business, we do not permit product returns, but we do provide most of our distributors with stock balancing and price protection rights. In accordance with the provisions of our warranties, we also provide end-users of our products the right to replacement products, as applicable. Stock balancing rights permit distributors to return products to us up to the forty-fifth day of the fiscal quarter, subject to ordering an equal dollar amount of our other products prior to the last day of the same fiscal quarter. Price protection rights require that we grant retroactive price adjustments for inventories of our products held by distributors if we lower our prices for such products. We establish provisions for estimated returns for stock balancing and price protection rights, as well as other sales allowances, concurrently with the recognition of revenue. The provisions are established based upon consideration of a variety of factors, including, among other things, recent and historical return rates for both, specific products and distributors, estimated distributor inventory levels by product, the impact of any new product releases and projected economic conditions. Actual product returns for stock balancing and price protection provisions incurred are, however, dependent upon future events, including the amount of stock balancing activity by our distributors and the level of distributor inventories at the time of any price adjustments. We continually monitor the factors that influence the pricing of our products and distributor inventory levels and make adjustments to these provisions when we believe actual returns and other allowances could differ from established reserves. Our ability to recognize revenue upon shipment to our distributors is predicated on our ability to reliably estimate future stock balancing returns. If actual experience or changes in market condition impairs our ability to estimate returns, we would be required to defer the recognition of revenue until the delivery of the product to the end-user. Allowances for estimated product returns amounted to approximately $2.3 million at March 31, 2006 and December 31, 2005. We have not reduced and have no current plans to reduce our prices for inventory currently held by distributors. Accordingly, there were no reserves required for price protection at March 31, 2006 and December 31, 2005. We also record reductions to revenue for customer programs and incentive offerings including volume-based incentives, at the time the sale is recorded. If market conditions were to decline, we could take actions to increase our customer incentive offerings, which could result in an incremental reduction to our revenue at the time the incentive is offered.

Stock-Based Compensation

We adopted the provisions of, Statement of Financial Accounting Standards, or SFAS, No. 123R, Share-Based Payment on January 1, 2006, the effective date for such adoption. Prior to January 1, 2006, we accounted for our stock-based compensation plans under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation. We did not recognize compensation cost related to stock options granted to our employees and non-employee directors that had an exercise price equal to or above the market value of the underlying common stock on the date of grant in our condensed consolidated statement of income prior to January 1, 2006. We elected to adopt SFAS No. 123R using the modified-prospective method, under which compensation cost, based on the requirements of SFAS No. 123R, is recognized beginning with the effective date for all stock-based awards granted to employees after the effective date and prior to the effective date that remain unvested as of the effective date. In addition, under the modified-prospective method prior periods are not revised for comparative purposes. Under the fair value recognition provisions of SFAS No. 123R, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period.

We currently use the Black-Scholes option pricing model to determine the fair value of stock options and employee stock purchase plan shares. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, the risk-free interest rate and expected dividends.

For purposes of determining the expected volatility factor, we considered the implied volatility in two-year market-traded options on our common stock based on third party volatility quotes in accordance with the provisions of Staff Accounting Bulletin, or SAB, No. 107. Our decision to use implied volatility was based upon the availability of actively traded options on our common stock and our assessment that implied volatility is more representative of future stock price trends than historical volatility. The expected term of our options is based on historical employee exercise patterns considering changes in vesting periods and contractual terms. We also analyzed our historical pattern of option exercises based on certain demographic characteristics and we determined that there were no meaningful differences in option exercise activity based on the demographic characteristic. The approximate risk free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with remaining terms equivalent to the expected term on our options. We do not intend to pay dividends on our common stock in the foreseeable future and, accordingly, we used a dividend yield of zero in the option pricing model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. All stock-based payment awards, including those with graded vesting schedules, are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. As of March 31, 2006, there was $57.7 million of total unrecognized compensation cost related to options, non-vested stock and restricted stock units. That cost is expected to be recognized over a weighted-average period of 1.84 years. In the future, in addition to stock options and non-vested stock, we plan to begin using non-vested stock, non-vested stock units and stock options with performance measures as part of our overall compensation program.

If factors change and we employ different assumptions for estimating stock-based compensation expense in future periods or if we decide to use a different valuation model, the stock-based compensation expense we recognize in future periods may differ significantly from what we have recorded in the current period and could materially affect our operating income, net income and earnings per share. This may result in a lack of consistency in future periods and materially affect the fair value estimate of stock-based payments. It may also result in a lack of comparability with other companies that use different models, methods and assumptions. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. These characteristics are not present in our option grants and employee stock purchase plan shares. Existing valuation models, including the Black-Scholes and lattice binomial models, may not provide reliable measures of the fair values of our stock-based compensation. Consequently, there is a risk that our estimates of the fair values of our stock-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those stock-based payments in the future. Certain stock-based payments, such as employee stock options, may expire with little or no intrinsic value compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, the value realized from these instruments may be significantly higher than the fair values originally estimated on the grant date and reported in our financial statements. There currently is no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values. The guidance in SFAS No. 123R and SAB No. 107 is relatively new from an application perspective and the application of these principles may be subject to further interpretation and refinement over time. See Note 2 to our condensed consolidated financial statements for further information regarding our adoption of SFAS No. 123R.

In November 2005, the Financial Accounting Standards Board, or the FASB, issued FASB Staff Position, FAS123(R)-3, Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards, or the FSP. This FSP requires an entity to follow either the transition guidance for the additional-paid-in-capital pool as prescribed in SFAS No. 123R or the alternative transition method as described in the FSP. An entity that adopts SFAS No. 123R using the modified prospective method may make a one-time election to adopt the transition method described in this FSP. An entity may take up to one year from the later of its initial adoption of SFAS No. 123R or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. This FSP became effective in November 2005. We are still evaluating whether we will adopt the alternative method for calculating our additional-paid-in-capital pool described in the FSP.

Results of Operations

Our operations consist of the design, development, marketing and support of access products and services that enable on-demand access to information and applications for our customers, which include individual consumers and professionals, small businesses and enterprises. The results of operations for the periods presented are not necessarily indicative of the results expected for the full year or for any future period partially because of the seasonality of our business. Historically, our fourth quarter revenue for any year is typically higher than the first quarter of the subsequent year. The following table sets forth our condensed consolidated statements of income data and presentation of that data as a percentage of change from period-to-period (in thousands).

	Three Months Ended March 31,		Three Months Ended March 31, 2006 vs. March 31, 2005
	2006	2005
Revenues:
Product licenses	$114,185	$90,062	26.8%
License updates	93,871	77,175	21.6
Online services	31,638	20,365	55.4
Technical services	20,304	14,288	42.1

Total net revenues	259,998	201,890	28.8

Cost of revenues:
Cost of license revenues	6,631	1,368	384.7
Cost of services revenues	10,390	4,515	130.1
Amortization of core and product technology	5,001	3,318	50.7

Total cost of revenues	22,022	9,201	139.3

Gross margin	237,976	192,689	23.5

Operating expenses:
Research and development	33,660	25,065	34.3
Sales, marketing and support	108,937	94,394	15.4
General and administrative	38,618	27,411	40.9
Amortization of other intangible assets	4,032	2,177	85.2

Total operating expenses	185,247	149,047	24.3

Income from operations	52,729	43,642	20.8
Interest income	7,602	4,632	64.1
Interest expense	(438)	(8)	*
Other (expense) income, net	(708)	464	(252.6)

Income before income taxes	59,185	48,730	21.5
Income taxes	14,506	10,170	42.6

Net income	$44,679	$38,560	15.9%

*	Not meaningful.

Revenues

Net revenues include the following categories: Product Licenses, License Updates, Online Services and Technical Services. Product Licenses primarily represents fees related to the licensing of our Access Management products and our Application Networking Products, which are comprised of our Citrix NetScaler products and our Citrix Access Gateway products. These revenues are reflected net of sales allowances and provisions for stock balancing return rights. Product License revenues are partially offset by incentives that we offer to our channel distributors and value-added resellers to stimulate demand for our products. Our Presentation Server product accounted for approximately 75.3% of our Product License revenue for the three months ended March 31, 2006 and 91.2% of our Product License revenue for the three months ended March 31, 2005. The decrease in our Presentation Server product as a percentage of our Product License revenue when comparing the three months ended March 31, 2006 to the three months ended March 31, 2005 is due to an increase in sales of our Application Networking Products as well as increased sales of our other Access Management products. During the remainder of 2006, we expect our Presentation Server product to continue to decrease as a percentage of our Product License revenue due to expected increases in sales of our Application Networking products and other Access Management products, primarily the Access Suite. License Updates consist of fees related to our Subscription Advantage program that are recognized ratably over the term of the contract, which is typically 12 to 24 months. Subscription Advantage is an annual renewable program that provides subscribers with automatic delivery of software upgrades, enhancements and maintenance releases when and if they become available during the term of the subscription. We anticipate that Subscription Advantage will continue to be of strategic importance to our business throughout 2006 because it fosters long-term customer relationships and gives us improved visibility and predictability due to the recurring nature of this revenue stream. Online Services revenues consist primarily of fees related to online service agreements and are recognized ratably over the contract term. Technical Services revenues are comprised of fees from technical support services, which are recognized ratably over the contract term, as well as revenues from product training and certification, and consulting services related to implementation of our products, which are recognized as the services are provided.

	Three Months Ended March 31,		2006 Compared to 2005
	2006	2005
	(In thousands)
Product licenses	$114,185	$90,062	$24,123
License updates	93,871	77,175	16,696
Online services	31,638	20,365	11,273
Technical services	20,304	14,288	6,016

Total net revenues	$259,998	$201,890	$58,108

Net revenues increased $58.1 million for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. Product License revenue increased $24.1 million for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 due to sales of our Application Networking products and increased sales of our Access Management products, primarily due to new product releases in the past year. License Updates revenue increased $16.7 million for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 due primarily to a larger base of subscribers and increasing renewals related to our Subscription Advantage program. Online Services revenue increased $11.3 million for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 primarily due to increased customer adoption of all of our Online Services division’s products. Technical Services revenue increased $6.0 million for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 primarily due to services related to our Application Networking products and an increase in sales of our education and consulting services related to implementation of our Access Management products. During 2006, we expect Product License revenue to increase due to expected growth from sales of our Application Networking products and our Access Management products. We also anticipate that License Updates revenue will increase for the remainder of 2006 as we continue to grow our installed customer base. Online Services revenues are also expected to increase for the remainder of 2006.

Deferred revenues increased approximately $6.4 million as compared to December 31, 2005. This increase was due primarily to increased renewals of our Subscription Advantage program and to a lesser extent an increase in sales of our Online Services division’s products. We expect deferred revenue to continue to increase for the remainder of 2006.

We do not believe that backlog, as of any particular date, is a reliable indicator of future performance. While it is generally our practice to promptly ship our products upon receipt of properly finalized purchase orders, we sometimes have product license orders which have not shipped or have otherwise not met all the required criteria for revenue recognition. Although the amount of such product license orders may vary, the amount, if any, of such product license orders at the end of a particular period has not been material.

International Revenues

International revenues (sales outside of the United States) accounted for approximately 51% of net revenues for the three months ended March 31, 2006 and 52% the three months ended March 31, 2005. For detailed information on international revenues, please refer to Note 7 to our condensed consolidated financial statements.

Segment Revenues

An analysis of our reportable segment net revenue is presented below (in thousands):

	Three Months Ended March 31,		Increase for the Three Months Ended March 31, 2006 vs. March 31, 2005
	2006	2005
Americas (1)	$109,628	$86,165	27.2%
EMEA (2)	97,606	77,432	26.1
Asia-Pacific	21,126	17,928	17.8
Online Services division	31,638	20,365	55.4

Net revenues	$259,998	$201,890	28.8%

(1)	Our Americas segment is comprised of the United States, Canada and Latin America.
(2)	Defined as Europe, Middle East and Africa.

With respect to our segment revenues, the increase in net revenues for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 was due primarily to the factors previously discussed across the Americas, EMEA, Asia-Pacific segments and our Online Services division. For additional information on our segment revenues, please refer to Note 7 of our condensed consolidated financial statements.

Cost of Revenues

	Three Months Ended March 31,		2006 Compared to 2005
	2006	2005
	(In thousands)
Cost of license revenues	$6,631	$1,368	$5,263
Cost of services revenues	10,390	4,515	5,875
Amortization of core and product technology	5,001	3,318	1,683

Total cost of revenues	$22,022	$9,201	$12,821

Our cost of services revenues and operating expenses increased for the three months ended March 31, 2006 due to the stock-based compensation expense related to our adoption of SFAS No. 123R. We expect that our overall cost of services revenues and operating expenses will continue to increase for the remainder of 2006 due to the adoption of SFAS No. 123R. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” and Note 2 to our condensed consolidated financial statements for more information related to our adoption of SFAS No. 123R.

Cost of revenues consisted primarily of compensation cost and other personnel-related costs of providing services, the amortization of product and core technology, as well as costs of hardware, product media and duplication, manuals, packaging materials, shipping expense, service capacity costs and royalties. Cost of license revenues increased $5.3 million for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 primarily due to sales of our of Application Networking products, which contain hardware components that have a higher cost than our other products. Cost of services revenues increased $5.9 million for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 primarily due to increased sales of consulting and technical support services related to our Access Management products, increased sales of our Online Services division’s products and, to a lesser extent, compensation costs related to our adoption of SFAS No. 123R. Amortization of core and product technology increased $1.7 million for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 primarily due to increased amortization expense related to core and product technology acquired in our 2005 Acquisitions. For more information regarding the acquisitions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Acquisitions” and Note 4 to our condensed consolidated financial statements.

We anticipate that for the remainder of 2006, cost of license revenues will continue to increase as compared to current levels as we expect sales of our Application Networking products to increase. Our Application Networking products have a higher cost of revenues than our software license products due to the hardware component. In addition, during 2006, we expect our cost of services revenues to increase due to increased sales of our Online Services division’s products and an increase in technical support costs as we increase our customer base, have more frequent product releases and more complex products. Our reported total cost of revenues is also expected to increase for the remainder of 2006 due to increased compensation expense related to our adoption of SFAS No. 123R.

Gross Margin

Gross margin as a percent of revenue was 91.5% for the three months ended March 31, 2006 and 95.4% for the three months ended March 31, 2005. The decrease in gross margin as a percentage of net revenue for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 was primarily due to the increases in cost of revenues as discussed above. We expect our gross margin to decrease when compared to 2005 levels during the remainder of 2006 due to the factors previously discussed.

Operating Expenses

Our results of operations are subject to fluctuations in foreign currency exchange rates. In order to minimize the impact on our operating results, we generally initiate our hedging of currency exchange risks one year in advance of anticipated foreign currency expenses. As a result of this practice, foreign currency denominated expenses will be higher in the current year if the dollar was weak in the prior year. If the dollar is strong in the current year, most of the benefits will be reflected in our operating costs. There is a risk that there will be fluctuations in foreign currency exchange rates beyond the one year timeframe for which we hedge our risk. Because the dollar generally strengthened in 2005, operating expenses were generally lower in the first quarter of 2006.

Research and Development Expenses

	Three Months Ended March 31,		2006 Compared to 2005
	2006	2005
	(In thousands)
Research and development	$33,660	$25,065	$8,595

Research and development expenses consisted primarily of personnel-related costs. We expensed substantially all development costs included in our research and development of software products and enhancements to existing products as incurred except for certain core technologies with an alternative future use. Research and development expenses increased approximately $8.6 million for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 primarily due to stock-based compensation expense recognized related to our adoption of SFAS No. 123R and increased staffing and related personnel costs due to our 2005 Acquisitions and our continued investment in our business. We expect research and development expenses to increase for the remainder of 2006 when compared to 2005 levels due to the recognition of stock-based compensation costs related to our adoption of SFAS No. 123R, the full year impact of our 2005 Acquisitions and our continued investments in our business including the hiring of personnel. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” and Note 2 to our condensed consolidated financial statements for more information related to our adoption of SFAS No. 123R.

Sales, Marketing and Support Expenses

	Three Months Ended March 31,		2006 Compared to 2005
	2006	2005
	(In thousands)
Sales, marketing and support	$108,937	$94,394	$14,543

Sales, marketing and support expenses consisted primarily of personnel-related costs, including sales commissions, and the costs of marketing programs aimed at increasing revenue, such as advertising, trade shows, public relations and other market development programs. Sales, marketing and support expenses increased approximately $14.5 million for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 primarily due to an increase in headcount and the associated increase in salaries, commissions and other variable compensation and employee related expenses, stock-based compensation expense recognized related to our adoption of SFAS No. 123R, as well as an increase in staffing and related personnel costs due to our 2005 Acquisitions. We expect sales, marketing and support expenses to increase for the remainder of 2006 when compared to 2005 levels due to the full year impact of our 2005 Acquisitions, increased compensation costs as we continue to make investments in our business and hire personnel, as well as additional stock-based compensation costs related to our adoption of SFAS No. 123R. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” and Note 2 to our condensed consolidated financial statements for more information related to our adoption of SFAS No. 123R.

General and Administrative Expenses

	Three Months Ended March 31,		2006 Compared to 2005
	2006	2005
	(In thousands)
General and administrative	$38,618	$27,411	$11,207

General and administrative expenses consisted primarily of personnel-related related costs, costs related to outside consultants assisting with regulatory compliance and information systems, as well as, auditing and legal fees. General and administrative expenses increased approximately $11.2 million for the three months ended March 31, 2006 compared to the three months ended March 31, 2005, primarily due to stock-based compensation expense recognized related to our adoption of SFAS No. 123R, an increase in consulting costs related to our information systems, an increase in repairs and maintenance expense related to Hurricane Wilma, an increase in staffing and related personnel costs due to our 2005 Acquisitions, and an increase in headcount and the associated salaries and employee related expenses. We expect general and administrative expenses to increase for the remainder of 2006 when compared to 2005 levels primarily due to additional compensation costs related to the adoption of SFAS No. 123R and due to the full year impact of our 2005 Acquisitions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” and Note 2 to our condensed consolidated financial statements for more information related to our adoption of SFAS No. 123R.

Amortization of Other Intangible Assets

	Three Months Ended March 31,		2006 Compared to 2005
	2006	2005
	(In thousands)
Amortization of other intangible assets	$4,032	$2,177	$1,855

Amortization of other intangible assets increased approximately $1.9 million for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 primarily due to an increase in amortization expense related to certain finite-lived intangible assets acquired in our 2005 Acquisitions. As of March 31, 2006, we had unamortized other identified intangible assets with estimable useful lives in the net amount of $52.3 million. For more information regarding our acquisitions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Acquisitions” and Note 4 to our condensed consolidated financial statements.

Interest Income

	Three Months Ended March 31,		2006 Compared to 2005
	2006	2005
	(In thousands)
Interest income	$7,602	$4,632	$2,970

Interest income increased approximately $3.0 million for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 due to higher interest rates earned on overall higher average cash, cash equivalent and investment balances that resulted primarily from cash from operations, increased proceeds received from employee stock-based compensation plans, partially offset by the repayment of our term loan facility, or the Term Loan. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Note 6 to our condensed consolidated financial statements.

Interest Expense

	Three Months Ended March 31,		2006 Compared to 2005
	2006	2005
	(In thousands)
Interest expense	$438	$8	$430

Interest expense increased $0.4 million for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 due to interest expense related to the Term Loan, which was paid in full in February 2006. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and Note 6 to our condensed consolidated financial statements.

Other (Expense) Income, Net

	Three Months Ended March 31,		2006 Compared to 2005
	2006	2005
	(In thousands)
Other (expense) income, net	$(708)	$464	$(1,172)

Other (expense) income, net is primarily comprised of remeasurement and foreign currency transaction gains (losses), other-than-temporary declines in the value of our equity investments and realized gains (losses) on the sale of available-for-sale investments. The $1.2 million decrease in other (expense) income, net during the three months ended March 31, 2006 compared to the three months ended March 31, 2005 was due primarily to losses on the remeasurement of our foreign currency transactions.

Income Taxes

We maintain certain operational and administrative processes in overseas subsidiaries and our foreign earnings are taxed at lower foreign tax rates. Our tax rate may fluctuate based on the actual geographic mix of sales in a given quarter. We have not and do not expect to remit earnings from our foreign subsidiaries, except for the one time repatriation provided for by the American Jobs Creation Act or AJCA. Our effective tax rate increased to approximately 24.5% for the three months ended March 31, 2006 compared to 21.0% for the three months ended March 31, 2005 due to various factors including an increase in our taxable income in geographic areas that are taxed at a higher rate and the adoption of SFAS No. 123R.

Liquidity and Capital Resources

During the three months ended March 31, 2006, we generated positive operating cash flows of $95.3 million. These cash flows related primarily to net income of $44.7 million, adjusted for, among other things, non-cash charges, including depreciation and amortization expenses of $15.3 million, the tax effect of stock-based compensation of $14.5 million, stock-based compensation expense of $11.5 million and an aggregate increase in cash flow from our operating assets and liabilities of $22.0 million, partially offset by an operating cash outflow of $14.5 million related to the excess tax benefit related to the exercise of stock options. Our investing activities used $191.8 million of cash consisting primarily of purchases net of proceeds from maturities of investments of $182.4 million and the expenditure of $8.9 million for the purchase of property and equipment. Our financing activities provided cash of $35.6 million related primarily to proceeds received from the issuance of common stock under our employee stock-based compensation plans of $92.2 million, excess tax benefits from the exercise of stock-based awards of $14.5 million partially offset by the expenditure of $40.1 million for our stock repurchase program and the payment of $31.0 million on our Term Loan.

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

Cash, Cash Equivalents and Investments

	March 31, 2006	December 31, 2005	2006 Compared to 2005
	(In thousands)
Cash, cash equivalents and investments	$675,704	$554,221	$121,483

As of March 31, 2006, we had $675.7 million in cash, cash equivalents and investments compared to $554.2 million at December 31, 2005. The increase in cash, cash equivalents and investments as compared to December 31, 2005, is primarily due to cash from operations, increased proceeds received from the issuance of common stock under our employee stock-based compensation plans, a decrease in cash paid for acquisitions and a decrease in payments made on the Term Loan. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Acquisitions” and “ – Liquidity and Capital Resources” and Note 4 to our condensed consolidated financial statements. We generally invest our cash and cash equivalents in investment grade, highly liquid securities to allow for flexibility in the event of immediate cash needs. Our short and long-term investments primarily consist of interest bearing securities.

Restricted Cash Equivalents and Investments

	March 31, 2006	December 31, 2005	2006 Compared to 2005
	(In thousands)
Restricted cash equivalents and investments	$63,737	$63,728	$9

We had $63.7 million in restricted cash equivalents and investments at March 31, 2006 and December 31, 2005. Restricted cash equivalents and investments are primarily comprised of approximately $62.8 million in investment securities and cash equivalents pledged as collateral for specified obligations under our synthetic lease arrangement. We maintain the ability to manage the composition of the restricted cash equivalents and investments within certain limits and to withdraw and use excess investment earnings from the pledged collateral for operating purposes. For further information regarding our synthetic lease see Note 12 to our condensed consolidated financial statements.

Accounts Receivable, Net

	March 31, 2006	December 31, 2005	2006 Compared to 2005
	(In thousands)
Accounts receivable, net	$116,418	$142,015	$(25,597)

At March 31, 2006, we had approximately $116.4 million in accounts receivable, net of allowances. The $25.6 million decrease in accounts receivable as compared to December 31, 2005 was primarily due to increased collections in January 2006 and to a lesser extent lower sales in the last month of the first quarter of 2006 as compared to the last month of the fourth quarter of 2005. Our allowance for returns was $2.3 million at March 31, 2006 and December 31, 2005. The activity in our allowance for returns was comprised of $1.2 million in credits issued for stock balancing rights during 2006 offset by $1.2 million of provisions for returns recorded during 2006. Our allowance for doubtful accounts was $2.4 million at March 31, 2006 compared to $2.1 million at December 31, 2005. The decrease of $0.9 million was comprised of $0.3 million of uncollectible accounts written off, net of recoveries and an additional $0.6 million of provisions for doubtful accounts recorded during the first quarter of 2006. From time to time, we could maintain individually significant accounts receivable balances from our distributors or customers, which are comprised of large business enterprises, governments and small and medium-sized businesses. If the financial condition of our distributors or customers deteriorates, our operating results could be adversely affected. At March 31, 2006 and December 31, 2005, no distributor or customer accounted for more than 10% of our accounts receivable.

Credit Facility and Term Loan

Effective on August 9, 2005, we entered into the Credit Facility, with a group of financial institutions, or the Lenders. The Credit Facility provides for a five year revolving line of credit in the aggregate amount of $100.0 million, subject to continued covenant compliance. A portion of the revolving line of credit (i) in the aggregate amount of $25.0 million may be available for issuances of letters of credit and (ii) in the aggregate amount of $15.0 million may be available for swing line loans. The Credit Facility currently bears interest at LIBOR plus 0.5% and adjusts in the future in the range of 0.5% to 1.25% above LIBOR based on the level of our total debt and our adjusted earnings before interest, taxes, depreciation and amortization, or EBITDA. In addition, we are required to pay an annual facility fee ranging from 0.125% to 0.25% based on the aggregate amount available under the Credit Facility and the level of our total debt and adjusted EBITDA. At March 31, 2006, no funds were borrowed or outstanding under the Credit Facility.

Effective on August 9, 2005, we entered into the Term Loan with the Lenders. The Term Loan provided for an eighteen-month single-draw term loan facility in the aggregate amount of $100.0 million. The Term Loan’s interest rate was LIBOR plus 0.5% and adjusted in the range of 0.5% to 1.25% above LIBOR based on the level of our total debt and adjusted EBITDA. In addition, we were required to pay an annual facility fee ranging from 0.125% to 0.25% based on the aggregate amount of the Term Loan and the level of our total debt and adjusted EBITDA. We used the proceeds from the Term Loan to partially fund the repatriation of certain of our foreign earnings in connection with the AJCA. For more information related to our long-term debt and the AJCA, see Notes 6 and 10 of our condensed consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations.” During the first quarter of 2006, we repaid the remaining $31.0 million outstanding under the Term Loan in full.

Stock Repurchase Program

Our Board of Directors has authorized an ongoing stock repurchase program with a total repurchase authority granted to us of $1.2 billion, of which $200 million was authorized in February 2006. The objective of our stock repurchase program is to improve stockholders’ return. At March 31, 2006 approximately $227.5 million was available to repurchase shares of our common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock.

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

We expended an aggregate of $40.1 million during the three months ended March 31, 2006 and $40.0 million during the three months ended March 31, 2005, net of premiums received, under all stock repurchase transactions. During the three months ended March 31, 2006, we took delivery of a total of 1,396,350 shares of outstanding common stock with an average per share price of $27.27 and during the three months ended March 31, 2005, we took delivery of a total of 2,554,352 shares of outstanding common stock with an average per share price of $22.74. Some of these shares were received pursuant to prepaid programs. Since the inception of our stock repurchase program, the average cost of shares acquired was $17.66 per share compared to an average close price during open trading windows of $21.19 per share. In addition, a significant portion of the funds used to repurchase stock was funded by proceeds from employee stock option exercises and the related tax benefit. We remain committed to our ongoing stock repurchase program. As of March 31, 2006 we have remaining prepaid notional amounts of approximately $56.5 million under our stock repurchase agreements. As the total number of shares to be received for the open market repurchase agreements at March 31, 2006 is not determinable until the contracts mature, the above price per share amounts exclude the remaining shares to be received subject to the agreements.

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

The synthetic lease includes certain financial covenants including a requirement for us to maintain a restricted cash, cash equivalent or investment balance of approximately $62.8 million as collateral, which is classified as restricted cash equivalents and investments in our accompanying consolidated balance sheets. We maintain the ability to manage the composition of restricted investments within certain limits and to withdraw and use excess investment earnings from the pledged collateral for operating purposes. Additionally, we must maintain a minimum net cash and investment balance of $100.0 million, excluding our collateralized investments, equity investments and outstanding debt as of the end of each fiscal quarter. As of March 31, 2006, we had approximately $575.2 million in cash and investments in excess of this required level. The synthetic lease includes non-financial covenants, including the maintenance of the property and adequate insurance, prompt delivery of financial statements to the administrative agent of the lessor and prompt payment of taxes associated with the property. As of March 31, 2006, we were in compliance with all material provisions of the arrangement.

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

Commitments

During 2002 and 2001, we took actions to consolidate certain of our offices, including the exit of certain leased office space and the abandonment of certain leasehold improvements. Lease obligations related to these existing operating leases continue to 2025 with a total remaining obligation at March 31, 2006 of approximately $18.9 million, of which $1.7 million was accrued for as of March 31, 2006, and is reflected in accrued expenses and other liabilities in our consolidated financial statements. In calculating this accrual, we made estimates, based on market information, including the estimated vacancy periods and sublease rates and opportunities. We periodically re-evaluate our estimates; and if actual circumstances prove to be materially worse than management has estimated, the total charges for these vacant facilities could be significantly higher.

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

There have been no material changes with respect to the information on Quantitative and Qualitative Disclosures About Market Risk appearing in Part II, Item 7A to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2006, the Company’s management, with the participation of the Company’s President and Chief Executive Officer and the Company’s Senior Vice President and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s President and Chief Executive Officer and the Company’s Senior Vice President and Chief Financial Officer concluded that, as of March 31, 2006, the Company’s disclosure controls and procedures were effective in ensuring that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to the Company’s management, including the Company’s President and Chief Executive Officer and the Company’s Senior Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting except as described below.

During the first quarter of 2006, we continued to improve and enhance our financial reporting systems by continuing the implementation of our existing SAP system, our information system for enterprise resource planning. During the first quarter of 2006, we completed the implementation of certain SAP modules related to order processing at certain of our operating locations. The implementation was not made in response to any deficiency in our internal control over financial reporting; however, we believe that the implementation has enhanced our system of internal control over financial reporting.

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

ITEM 1A.	RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which was filed with the Securities and Exchange Commission on March 14, 2006. For convenience, our updated risk factors are included below in this Item 1A.

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

Existing or new products and services that extend Internet software and hardware to provide Web-based information and application access or high performance interactive computing can materially impact our ability to sell our products and services in this market. Our current competitors in this market include Microsoft, Adobe Systems, Inc., Cisco Systems, Inc, EMC2, F5 Networks, Inc., Hewlett- Packard Company, IBM Corporation, Juniper Networks, Inc., Oracle Corporation, Sun Microsystems, Inc., Webex Communications, Inc., and other makers of secure remote access solutions.

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

Sales of products within our Access Management product line constitute a majority of our revenue.

We anticipate that sales of products within our Access Management product line and related enhancements will constitute a majority of our revenue for the foreseeable future. Our ability to continue to generate revenue from our Access Management products will depend on market acceptance of Windows Server Operating Systems and/or UNIX Operating Systems. Declines in demand for our Access Management products could occur as a result of:

•	new competitive product releases and updates to existing products;

•	technological change;

•	general economic conditions; or

•	lack of success of entities with which we have a technology relationship.

If our customers do not continue to purchase our Access Management products as a result of these or other factors, our revenue would decrease and our results of operations and financial condition would be adversely affected.

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

In December 2004, we entered into a five year technology collaboration and licensing agreement with Microsoft Corporation. The arrangement includes a new technology initiative for closer collaboration on terminal server functionality in future server operating systems, continued access to source code for key components of Microsoft’s current and future server operating systems, and a patent cross-licensing agreement. This technology collaboration and licensing agreement replaces the agreement we signed with Microsoft in May 2002 that provided us access to Microsoft Windows Server source code for current and future Microsoft server operating systems, including access to Windows Server 2003 and terminal services source code. There can be no assurances that our current agreements with Microsoft will be extended or renewed by Microsoft after their respective expirations. In addition, Microsoft could terminate the current agreements before the expiration of the term for breach or upon a change of control. The early termination or the failure to renew certain terms of these agreements with Microsoft in a manner favorable to us could negatively impact the timing of our release of future products and enhancements.

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

We attribute most of our growth during recent years to the introduction of the Presentation Server for Windows operating systems. We cannot assure you that the access infrastructure software market, in which we operate, will grow. We cannot assure you that the release of our access infrastructure software suite of products or other new products or services will increase our revenue growth rate.

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

Acquisitions, including those of high-technology companies, are inherently risky. We cannot assure anyone that our previous acquisitions, including our 2005 Acquisitions, or any future acquisitions will be successful in helping us reach our financial and strategic goals either for that acquisition or for us generally. The risks we commonly encounter are:

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

We have a significant amount of goodwill and other intangible assets, such as product and core technology, related to our 2004 Acquisitions and our 2005 Acquisitions. We do not amortize goodwill and intangible assets that are deemed to have indefinite lives. However, we do amortize certain product and core technologies, trademarks, patents and other intangibles. We periodically evaluate our intangible assets, including goodwill, for impairment at the reporting unit level (operating segment). As of March 31, 2006 we had $591.6 million of goodwill, of which approximately $234.3 million of goodwill was recorded in connection with our 2005 Acquisitions. We review for impairment annually, or sooner if events or changes in circumstances indicate that the carrying amount could exceed fair value. Fair values are based on discounted cash flows using a discount rate determined by our management to be consistent with industry discount rates and the risks inherent in our current business model. Due to uncertain market conditions and potential changes in our strategy and product portfolio, it is possible that the forecasts we use to support our goodwill and other intangible assets could change in the future, which could result in non-cash charges that would adversely affect our results of operations and financial condition.

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

We recorded approximately $310.3 million of goodwill and intangible assets in connection with our 2005 Acquisitions. If the actual revenues and operating profit attributable to acquired intangible assets are less than the projections we used to initially value these intangible assets when we acquired them, then these intangible assets may be deemed to be impaired. If we determine that any of the goodwill or other intangible assets associated with our 2004 Acquisitions or our 2005 Acquisitions are impaired, then we would be required to reduce the value of those assets or to write them off completely by taking a related charge to earnings. If we are required to write down or write off all or a portion of those assets, or if financial analysts or investors believe we may need to take such action in the future, our stock price and operating results could be materially adversely affected.

At March 31, 2006, we had $129.2 million, net, of unamortized identified intangibles, which include core and product technology we purchased in acquisitions or under third party licenses, of which approximately $76.0 million of identified intangible assets was recorded in connection with our 2005 Acquisitions. We currently market the technologies acquired in our 2004 Acquisitions through our Online Services and Citrix Access Gateway products and the technologies acquired in the 2005 Acquisitions through our Citrix NetScaler and Application Firewall products. However, our channel distributors and entities with which we have technology relationships, customers or prospective customers may not purchase or widely accept our new appliances and continue to accept our Online Services. If we fail to complete the development of our anticipated future product and service offerings, including product offerings acquired through the NetScaler acquisition, if we fail to complete them in a timely manner, or if we are unsuccessful in selling any new lines of products, appliances and services, we could determine that the value of the purchased technology is impaired in whole or in part and take a charge to earnings. We could also incur additional charges in later periods to reflect costs associated with completing those projects that could not be completed in a timely manner. An impairment charge could have a material adverse effect on our results of operations. If the actual revenues and operating profit attributable to acquired product and core technologies are less than the projections we used to initially value product and core technologies when we acquired it, such intangible assets may be deemed to be impaired. If we determine that any of our intangible assets are impaired, we would be required to take a related charge to earnings that could have a material adverse effect on our results of operations.

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

We anticipate that sales of our Subscription Advantage product will continue to constitute a substantial portion of our License Updates revenue. Our ability to continue to generate both recognized and deferred revenue from our Subscription Advantage product will depend on our customers continuing to perceive value in automatic delivery of our software upgrades and enhancements. A decrease in demand for our Subscription Advantage product could occur as a result of a decrease in demand for our Access Management products. If our customers do not continue to purchase our Subscription Advantage product, our License Updates revenue and deferred revenue would decrease significantly and our results of operations and financial condition would be adversely affected.

As our international sales and operations grow, we could become increasingly subject to additional risks that could harm our business.

We conduct significant sales and customer support, development and engineering operations in countries outside of the United States including, as a result of our acquisition of NetScaler, product development in Bangalore, India. During the three months ended March 31, 2006, we derived approximately 51% of our revenues from sales outside the United States. Our continued growth and profitability could require us to further expand our international operations. To successfully expand international sales, we must establish additional foreign operations, hire additional personnel and recruit additional international resellers. Our international operations are subject to a variety of risks, which could cause fluctuations in the results of our international operations. These risks include:

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

Our results of operations are also subject to fluctuations in foreign currency exchange rates. In order to minimize the impact on our operating results, we generally initiate our hedging of currency exchange risks approximately one year in advance of anticipated foreign currency expenses. As a result of this practice, foreign currency denominated expenses will be higher in the current year if the dollar was weak in the prior year. If the dollar is strong in the current year, most of the benefits will be reflected in our operating costs. There is a risk that there will be fluctuations in foreign currency exchange rates beyond the one year timeframe for which we hedge our risk. Because the dollar was strengthening in 2005, operating expenses were lower in the first quarter of 2006.

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

Our business depends on strategic and technology relationships. We cannot assure you that those relationships will continue in the future. In addition to our relationship with Microsoft, we rely on strategic or technology relationships with such companies as Dell Inc., Hewlett-Packard Company, International Business Machines Corporation, SAP and others. We depend on the entities with which we have strategic or technology relationships to successfully test our products, to incorporate our technology into their products and to market and sell those products. We cannot assure you that we will be able to maintain our current strategic and technology relationships or to develop additional strategic and technology relationships. If any entities in which we have a strategic or technology relationship are unable to incorporate our technology into their products or to market or sell those products, our business, operating results and financial condition could be materially adversely affected.

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

We rely significantly on independent distributors and resellers to market and distribute our products and appliances. We do not control our distributors and resellers. Additionally, our distributors and resellers are not obligated to buy our products and could also represent other lines of products. Some of our distributors and resellers maintain inventories of our packaged products for resale to smaller end-users. If distributors and resellers reduce their inventory of our packaged products, our business could be adversely affected. Further, we could maintain individually significant accounts receivable balances with certain distributors. The financial condition of our distributors could deteriorate and distributors could significantly delay or default on their payment obligations. Any significant delays, defaults or terminations could have a material adverse effect on our business, results of operations and financial condition.

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

In April 2002, we entered into a seven-year synthetic lease with a lessor for our headquarters office buildings in Fort Lauderdale, Florida. The synthetic lease qualifies for operating lease accounting treatment under SFAS No. 13, Accounting for Leases, so we do not include the property or the associated lease debt on our condensed consolidated balance sheet. However, if the lessor were to change its ownership of our property or significantly change its ownership of other properties that it currently holds, under FIN No. 46, Consolidation of Variable Interest Entities (revised) we could be required to consolidate the entity, the leased facility and the debt at that time.

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

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R is a complex accounting standard that requires companies to expense the fair value of employee stock options and similar awards and was effective as of January 1, 2006 for us. The adoption of the SFAS No. 123R could have a material adverse impact on our reported results of operations. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current financial accounting standards. This requirement may reduce our net operating cash flows and increase net financing cash flows. Additionally, SFAS No. 123R could adversely impact our ability to provide accurate financial guidance concerning our expected results of operations on a GAAP basis due to the variability of the factors used to estimate the values of share-based payments.

Furthermore, the application of SFAS No. 123R requires significant judgment and the use of estimates, particularly surrounding stock price volatility, option forfeiture rates and expected option lives, to build a model for appropriately valuing share-based compensation. There is little experience or guidance with respect to developing these assumptions and models. There is also uncertainty as to how SFAS No. 123R will be interpreted and applied as companies and their advisors gain more experience with the standard.

There is a risk that, as we and others gain experience with SFAS No. 123R or as a result of subsequent accounting guidelines, we could determine that the assumptions or model we used requires modification. Any such modification could result in significantly different charges in future periods and, potentially, could require us to correct the charges taken in prior periods. Any such corrections of charges taken in a prior period could negatively affect our results of operations, stock price and our stock price volatility.

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

General economic and market conditions, and other factors outside our control including terrorist and military actions, could adversely affect our business and impair the value of our investments. Any downturn in general economic conditions could result in a reduction in demand for our products and services and could harm our business. These conditions make it difficult for us, and our customers, to accurately forecast and plan future business activities and could have a material adverse effect on our business, financial condition and results of operations. In addition, an economic downturn could result in an impairment in the value of our investments requiring us to record losses related to such investments. Impairment in the value of these investments may disrupt our ongoing business and distract management. As of March 31, 2006 we had $277.4 million of short and long-term investments, including restricted investments, with various issuers and financial institutions. In many cases we do not attempt to reduce or eliminate our market exposure on these investments and could incur losses related to the impairment of these investments. Fluctuations in economic and market conditions could adversely affect the value of our investments, and we could lose some of our investment portfolio. A total loss of an investment could adversely affect our results of operations and financial condition. For further information on these investments, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources.”

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer

The Company’s Board of Directors has authorized an ongoing stock repurchase program with a total repurchase authority granted to the Company of $1.2 billion, of which $200.0 million was authorized in February 2006, the objective of which is to manage actual and anticipated dilution and to improve stockholders’ returns. At March 31, 2006, approximately $227.5 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. The following table shows the monthly activity related to the Company’s stock repurchase program for the three month period ending March 31, 2006:

	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or approximate dollar value) of Shares (or Units) that may yet be Purchased under the Plans or Programs
January 1, 2006 through January 31, 2006	106,399	$29.13	(2)	106,399	$47,605
February 1, 2006 through February 28, 2006	1,108,866	27.06	(2)	1,108,866	237,705
March 1, 2006 through March 31, 2006	181,085	27.46	(2)	181,085	227,501

Total	1,396,350	$27.27	(2)	1,396,350	$227,501

(1)	Represents shares received under the Company’s prepaid stock repurchase programs and shares acquired in open market purchases. The Company expended a net amount of $40.1 million during the quarter ended March 31, 2006 for repurchases of the Company’s common stock. For more information see note 11 to the Company’s condensed consolidated financial statements.
(2)	These amounts represent the cumulative average price paid per share, excluding the effect of premiums received, for shares acquired in open market purchases and those received under the Company’s prepaid stock repurchase programs some of which extend over more than one fiscal period.

ITEM 5.	OTHER INFORMATION

The Company’s policy governing transactions in its securities by its directors, officers and employees permits its officers, directors and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The Company has been advised that its Senior Vice President and Chief Financial Officer, David J. Henshall, its General Counsel and Corporate Vice President, Human Resources, David R. Friedman, its Senior Vice President, Corporate Sales and Services, John C. Burris and Thomas F. Bogan, Chairman of the Company’s Board of Directors, each entered into a trading plan during the first quarter of 2006 in accordance with Rule 10b5-1 and the Company’s policy governing transactions in its securities. The Company undertakes no obligation to update or revise the information provided herein, including for revision or termination of an established trading plan.

ITEM 6.	EXHIBITS

(a)	List of exhibits

Exhibit No.	Description
10.1*	Form of Restricted Stock Unit Agreement under the Citrix Systems, Inc. 2005 Equity Incentive Plan

31.1	Rule 13a-14(a) / 15d-14(a) Certification

31.2	Rule 13a-14(a) / 15d-14(a) Certification

32.1	Section 1350 Certifications

*	Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 4th day of May 2006.

CITRIX SYSTEMS, INC.

By:	/s/ DAVID J. HENSHALL
David J. Henshall
Senior Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1*	Form of Restricted Stock Unit Agreement under the Citrix Systems, Inc. 2005 Equity Incentive Plan

31.1	Rule 13a-14(a) / 15d-14(a) Certification

31.2	Rule 13a-14(a) / 15d-14(a) Certification

32.1	Section 1350 Certifications

*	Indicates a management contract or any compensatory plan, contract or arrangement.