Form 10-Q
period 2006-06-30
CITRIX SYSTEMS INC
filed 2006-08-08
CIK 877890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

As of August 4, 2006 there were 183,806,732 shares of the registrant’s Common Stock, $.001 par value per share, outstanding.

CITRIX SYSTEMS, INC.

Form 10-Q

For the Quarterly Period Ended June 30, 2006

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CITRIX SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2006	December 31, 2005
	(unaudited)
	(In thousands, except par value)
Assets
Current assets:
Cash and cash equivalents	$344,589	$484,035
Short-term investments	276,244	18,900
Accounts receivable, net of allowances of $4,316 and $4,382 at June 30, 2006 and December 31, 2005, respectively	136,175	142,015
Inventories, net	4,817	3,933
Prepaid expenses and other current assets	54,275	31,164
Current portion of deferred tax assets	46,631	46,410

Total current assets	862,731	726,457
Restricted cash equivalents and investments	63,779	63,728
Long-term investments	214,892	51,286
Property and equipment, net	81,314	73,727
Goodwill, net	598,892	591,994
Other intangible assets, net	128,167	137,333
Long-term portion of deferred tax assets, net	33,248	29,158
Other assets	8,910	7,973

	$1,991,933	$1,681,656

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$38,252	$33,495
Accrued expenses	122,111	125,029
Income taxes payable	—	1,329
Current portion of deferred revenues	290,097	266,223

Total current liabilities	450,460	426,076
Long-term portion of deferred revenues	20,628	19,803
Long-term debt	—	31,000
Other liabilities	1,379	1,297

Commitments and contingencies

Stockholders’ equity:
Preferred stock at $.01 par value: 5,000 shares authorized, none issued and outstanding	—	—
Common stock at $.001 par value: 1,000,000 shares authorized; 236,226 and 226,573 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	236	226
Additional paid-in capital	1,448,662	1,189,460
Deferred compensation	—	(18,873)
Retained earnings	1,035,755	944,626
Accumulated other comprehensive income (loss)	2,312	(4,463)

	2,486,965	2,110,976
Less— common stock in treasury, at cost (51,914 and 49,965 shares at June 30, 2006 and December 31, 2005, respectively)	(967,499)	(907,496)

Total stockholders’ equity	1,519,466	1,203,480

	$1,991,933	$1,681,656

See accompanying notes.

CITRIX SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:
Product licenses	$117,799	$91,980	$231,984	$182,042
License updates	99,750	80,455	193,621	157,630
Online services	35,128	23,844	66,766	44,209
Technical services	22,791	14,950	43,095	29,238

Total net revenues	275,468	211,229	535,466	413,119

Cost of revenues:
Cost of license revenues	8,116	2,277	14,747	3,645
Cost of services revenues	11,421	5,395	21,811	9,910
Amortization of core and product technology	4,585	3,693	9,586	7,011

Total cost of revenues	24,122	11,365	46,144	20,566

Gross margin	251,346	199,864	489,322	392,553

Operating expenses:
Research and development	38,222	26,402	71,882	51,467
Sales, marketing and support	117,002	92,035	225,939	186,429
General and administrative	40,796	30,150	79,414	57,561
Amortization of other intangible assets	4,150	2,214	8,182	4,391

Total operating expenses	200,170	150,801	385,417	299,848

Income from operations	51,176	49,063	103,905	92,705
Interest income	10,302	5,369	17,904	10,001
Interest expense	(73)	(16)	(511)	(24)
Other income (expense), net	111	(370)	(597)	94

Income before income taxes	61,516	54,046	120,701	102,776
Income taxes	15,066	26,160	29,572	36,330

Net income	$46,450	$27,886	$91,129	$66,446

Earnings per share:
Basic	$0.25	$0.16	$0.50	$0.39

Diluted	$0.24	$0.16	$0.48	$0.38

Weighted average shares outstanding:
Basic	183,023	169,698	180,609	169,930

Diluted	191,500	175,146	188,762	175,541

See accompanying notes.

CITRIX SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2006	2005
	(In thousands)
Operating Activities
Net income	$91,129	$66,446
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	17,768	11,402
Depreciation and amortization of property and equipment	12,657	10,228
Stock-based compensation expense	25,631	197
Provision for (recovery of) doubtful accounts	1,012	(107)
Provision for product returns	2,162	2,614
Provision for inventory reserves	857	27
Tax effect of stock-based compensation	34,632	13,868
Excess tax benefit from exercise of stock options	(34,634)	—
Other non-cash items	164	131

Total adjustments to reconcile net income to net cash provided by operating activities	60,249	38,360
Changes in operating assets and liabilities, net of the effects of acquisition:
Accounts receivable	3,578	7,031
Inventories	(1,742)	(6)
Prepaid expenses and other current assets	(19,598)	(83)
Other assets	(938)	(162)
Deferred tax assets, net	(2,432)	(3,471)
Accounts payable	4,178	(165)
Accrued expenses	(2,060)	(3,946)
Income taxes payable	(1,330)	19,897
Deferred revenues	24,374	17,528
Other liabilities	57	(2,927)

Total changes in operating assets and liabilities, net of the effects of acquisition	4,087	33,696

Net cash provided by operating activities	155,465	138,502
Investing Activities
Purchases of available-for-sale investments	(458,215)	(158,741)
Proceeds from sales of available-for-sale investments	7,321	106,128
Proceeds from maturities of available-for-sale investments	28,992	65,604
Purchases of property and equipment	(21,417)	(12,040)
Cash paid for acquisition, net of cash acquired	(13,448)	—

Net cash (used in) provided by investing activities	(456,767)	951
Financing Activities
Proceeds from issuance of common stock	196,526	36,316
Excess tax benefit from exercise of stock options	34,634	—
Cash paid under stock repurchase programs	(38,304)	(41,581)
Payments on term loan	(31,000)	—

Net cash provided by (used in) financing activities	161,856	(5,265)

Change in cash and cash equivalents	(139,446)	134,188
Cash and cash equivalents at beginning of period	484,035	73,485

Cash and cash equivalents at end of period	$344,589	$207,673

Supplemental non-cash investing activity:
Increase (decrease) in restricted cash equivalents and investments	$51	$(3,412)

See accompanying notes.

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2006

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

Investments

Short and long-term investments at June 30, 2006 and December 31, 2005 primarily consist of corporate securities, government securities and municipal securities. Investments classified as available-for-sale are stated at fair value with unrealized gains and losses, net of taxes, reported in accumulated other comprehensive income (loss). In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 95, Statement of Cash Flows, the Company classifies available-for-sale securities, including its investments in auction rate securities that are available to meet the Company’s current operational needs, as short-term. The Company does not recognize changes in the fair value of its investments in income unless a decline in value is considered other-than-temporary in accordance with the Financial Accounting Standards Board (the “FASB”) Staff Position 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.

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

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2006

The Company’s software products are purchased by medium and small-sized businesses, with a minimal number of locations, and larger business enterprises with more complex multiserver environments that deploy the Company’s software products on a departmental or enterprise-wide basis. Once the Company receives a product license agreement and purchase order, “software activation keys” that enable the feature configuration ordered by the end-user are delivered. Products may be delivered indirectly by a channel distributor, original equipment manufacturers or directly to the end-user by the Company via packaged product or download from the Company’s website. The Company’s appliance products are integrated with software that is essential to the functionality of the equipment. The Company provides unspecified software upgrades and enhancements related to the appliances through its maintenance contracts. Accordingly, for these appliances, the Company accounts for revenue in accordance with SOP No. 97-2, “Software Revenue Recognition, (as amended by SOP 98-4 and SOP 98-9)” and all related interpretations, as described in detail below.

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

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2006

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

The Company licenses most its products bundled with an initial subscription for license updates that provide the end-user with free enhancements and upgrades to the licensed product on a when and if available basis. Customers may also elect to purchase subscriptions for license updates, when not bundled with the initial product release or purchase, technical support, product training or consulting services. The Company allocates revenue to license updates and any other undelivered elements of the arrangement based on VSOE of fair value of each element and such amounts are deferred until the applicable delivery criteria and other revenue recognition criteria described above have been met. The balance of the revenue, net of any discounts inherent in the arrangement, is allocated to the delivered product using the residual method and recognized at the outset of the arrangement as the product licenses are delivered. If management cannot objectively determine the fair value of each undelivered element based on VSOE, revenue recognition is deferred until all elements are delivered, all services have been performed, or until fair value can be objectively determined.

In the normal course of business, the Company does not permit product returns, but it does provide most of its distributors with stock balancing and price protection rights. Stock balancing rights permit distributors to return products to the Company by the forty-fifth day of the fiscal quarter, subject to ordering an equal dollar amount of the Company’s other products prior to the last day of the same fiscal quarter. Price protection rights require that the Company grant retroactive price adjustments for inventories of products held by distributors if it lowers prices for such products. The Company establishes provisions for estimated returns for stock balancing and price protection rights, as well as other sales allowances, concurrently with the recognition of revenue. The provisions are established based upon consideration of a variety of factors, including, among other things, recent and historical return rates for both, specific products and distributors, estimated distributor inventory levels by product, the impact of any new product releases and projected economic conditions. Actual product returns for stock balancing and price protection provisions incurred are, however, dependent upon future events, including the amount of stock balancing activity by distributors and the level of distributor inventories at the time of any price adjustments. The Company continually monitors the factors that influence the pricing of its products and distributor inventory levels and makes adjustments to these provisions when it believes actual returns and other allowances could differ from established reserves. The Company’s ability to recognize revenue upon shipment to distributors is predicated on its ability to reliably estimate future stock balancing returns. If actual experience or changes in market condition impairs the Company’s ability to estimate returns, it would be required to defer the recognition of revenue until the delivery of the product to the end-user. Allowances for estimated product returns amounted to approximately $1.9 million and $2.3 million at June 30, 2006 and December 31, 2005, respectively. The Company has not reduced and has no current plans to reduce its prices for inventory currently held by distributors. Accordingly, there were no reserves required for price protection at June 30, 2006 and December 31, 2005. The Company also records estimated reductions to revenue for customer programs and incentive offerings including volume-based incentives. If market conditions were to decline, the Company could take actions to increase its customer incentive offerings, which could result in an incremental reduction to revenue at the time the incentive is offered.

Accounting for Stock-Based Compensation

The Company’s stock-based compensation program is a broad based, long-term retention program that is intended to attract and reward talented employees and align stockholder and employee interests. As of June 30, 2006, the Company had two stock-based compensation plans under which it was granting stock options, shares of non-vested stock and non-vested stock units. The Company is currently granting stock-based awards from its 2005 Equity Incentive Plan ( as amended, the “2005 Plan”) and 2005 Employee Stock Purchase Plan (the “2005 ESPP”). Upon the acquisition of Reflectent Software, Inc., the Company assumed the Reflectent Software, Inc. 2003 Stock Plan and the Reflectent Software, Inc. Restricted Stock Unit Plan. The Company’s Board of Directors has provided that no new awards will be granted under the Company’s acquired stock plans. The Company’s superseded and expired stock plans include the Amended and Restated 1995 Stock Plan, Second Amended and Restated 2000 Director and Officer Stock Option and Incentive Plan, Second Amended and Restated 1995 Non-Employee Director Stock Option Plan and Third Amended and Restated 1995 Employee Stock Purchase Plan (the “1995 ESPP”). Awards previously granted under these plans and still outstanding, however, typically expire ten years from the date of grant and will continue to be subject to all the terms and conditions of such plans, as applicable. During the second

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2006

quarter of 2006, the Company began awarding non-vested stock units with performance measures to certain key executives as part of its overall compensation program. In addition, during the second quarter of 2006, the Company also began awarding its non-employee directors non-vested stock units with service based vesting.

The 2005 Plan was originally adopted by the Board of Directors in March 2005 and approved by the Company’s stockholders in May 2005. Under the terms of the 2005 Plan, the Company is authorized to grant incentive stock options (“ISOs”), non-qualified stock options (“NSOs”), non-vested stock, non-vested stock units, stock appreciation rights (“SARs”), performance units and to make stock-based awards to full and part-time employees of the Company and its subsidiaries or affiliates, where legally eligible to participate, as well as consultants and non-employee directors of the Company. The 2005 Plan provides for the issuance of a maximum of 15,500,000 shares of common stock of which 5,400,000 was authorized by the Company’s Board of Directors in February 2006 and the Company’s stockholders in May 2006. Under the 2005 Plan, ISOs must be granted at exercise prices no less than fair market value on the date of grant, except for ISOs granted to employees who own more than 10% of the Company’s combined voting power, for which the exercise prices must be no less than 110% of the market value at the date of grant. NSOs and SARs must be granted at no less than market value on the date of grant, or in the case of SARs in tandem with options, at the exercise price of the related option. Non-vested stock awards may be granted for such consideration in cash, other property or services, or a combination thereof, as determined by the Compensation Committee of the Board of Directors of the Company. All stock-based awards are exercisable upon vesting. Typically, under the 2005 Plan, the Company grants five year options that vest over three years at a rate of 33.3% of the shares underlying the option one year from date of grant and at a rate of 2.78% monthly thereafter. As of June 30, 2006, there were 37,151,022 shares of common stock reserved for issuance pursuant to the Company’s stock-based compensation plans and the Company had authorization under its 2005 Plan to grant 10,440,100 additional stock-based awards at June 30, 2006.

As part of the Company’s acquisition of NetScaler, Inc., and Teros, Inc. in 2005, it assumed 25,179 shares of non-vested stock held by certain employees of the acquired companies. The non-vested stock assumed vests monthly based on service through October 2007 dependent upon the remaining vesting period at the time of the acquisition. As part of an overall retention program, the Company also assumed $2.8 million worth of non-vested stock units and granted 60,000 shares of non-vested stock to certain employees retained from the acquisitions of NetScaler, Inc., and Teros, Inc. Of the non-vested stock granted, 45,000 shares vest 50% on the first anniversary of the grant date and 50% on the second anniversary of the grant date, the remaining 15,000 non-vested shares granted, vest 50% on the first anniversary of the grant date and 50% eighteen months from the grant date. The non-vested stock units vest 33.33% six, twelve and eighteen months from the date of grant; however, if certain performance criteria are met, 33.33% of the non-vested stock units will vest in fourteen months instead of eighteen months. In accordance with the provisions of SFAS No. 123R, the Company will accelerate the expense recognition of these non-vested stock units when and if it is determined that it is probable the performance criteria will be achieved at the earlier date. The number of shares that will be issued on each vesting date is dependent upon the Company’s stock price over the five consecutive trading days prior to the vesting date; provided, however that the number of shares issued pursuant to the non-vested stock units will not exceed 280,000 shares. The Company’s policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight line basis over the requisite service period for the entire award.

As part of the acquisition of Reflectent Software, Inc., the Company assumed 3,468 non-vested stock units which vest, based on service, 33.33% at each anniversary of the grant date. The Company will issue up to 8,309 shares of its common stock related to these non-vested stock units. The Company also assumed 40,835 options to purchase shares of the Company’s common stock with a five year life that vest over three years at a rate of 33.3% of the shares underlying the option one year from date of grant and at a rate of 2.78% monthly thereafter. The fair value of these options was estimated using the same option valuation model and inputs used for options granted under the 2005 Plan.

The 2005 ESPP was originally adopted by the Board in March 2005 and approved by the Company’s stockholders in May 2005. The 2005 ESPP replaced the Company’s 1995 ESPP under which no more shares may be granted. Under the 2005 ESPP, all full-time and certain part-time employees of the Company are eligible to receive options to purchase common stock of the Company twice per year at the end of a six month payment period (a “Payment Period”). During each Payment Period, eligible employees who so elect may authorize payroll deductions in an amount no less than 1% nor greater than 10% of his or her base pay for each payroll period in the Payment Period. At the end of each Payment Period, the accumulated deductions are used to purchase shares of common stock from the Company up to a maximum of 12,000 shares for any one employee during a Payment Period. Shares are purchased at a price equal to 85% of the fair market value of the Company’s

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2006

common stock on the last business day of a Payment Period. Employees who, after exercising their rights to purchase shares of common stock under the 2005 ESPP, would own shares of 5% or more of the voting power of the Company’s common stock, are ineligible to participate under the 2005 ESPP. The 2005 ESPP provides for the issuance of a maximum of 10,000,000 shares of common stock. As of June 30, 2006, 150,743 shares had been issued under the 2005 ESPP.

Adoption of SFAS No. 123R and Transition

Prior to January 1, 2006, the Company accounted for its stock-based compensation plans under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation. The Company did not recognize compensation cost related to stock options granted to its employees and non-employee directors that had an exercise price equal to or above the market value of the underlying common stock on the date of grant in its condensed consolidated statement of income prior to January 1, 2006. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, Share-Based Payment, and related interpretations using the modified-prospective transition method. Under that method, compensation cost recognized in the first quarter of 2006 includes (a) compensation cost for all stock-based awards granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (b) compensation cost for all stock-based awards granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Results for prior periods have not been restated.

As a result of adopting SFAS No. 123R on January 1, 2006, the Company’s income before income taxes and net income for the three months ended June 30, 2006, are $10.7 million and $9.5 million lower, respectively, and for the six months ended June 30, 2006 $19.4 million and $16.0 million lower, respectively, than if the Company had continued to account for stock-based compensation under APB Opinion No. 25. The Company’s basic and diluted earnings per share for the three months ended June 30, 2006 is $0.06 and $0.05 lower, respectively, and for the six months ended June 30, 2006 is $0.09 lower for both basic and diluted earnings per share, than if the Company had continued to account for stock-based compensation under APB Opinion No. 25.

Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits from deductions resulting from the exercise of stock options as operating cash flows in its statement of cash flows. SFAS No. 123R requires that the portion of benefits resulting from tax deductions in excess of recognized compensation (the “excess tax benefits”) be presented as financing cash flows. The excess tax benefits were approximately $34.6 million for the six months ended June 30, 2006 and would have been presented as an operating cash inflow prior to the adoption SFAS No. 123R. In addition, the Company previously presented deferred compensation as a separate component of stockholders’ equity. Upon adoption, of SFAS No. 123R, the Company reclassified the balance in deferred compensation to additional paid-in capital on its accompanying condensed consolidated balance sheet.

In November 2005, the FASB issued FASB Staff Position FAS123(R)-3, Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards, (the “FSP”). This FSP requires an entity to follow either the transition guidance for the additional-paid-in-capital pool as prescribed in SFAS No. 123R or the alternative transition method as described in the FSP. An entity that adopts SFAS No. 123R using the modified prospective method may make a one-time election to adopt the transition method described in this FSP. An entity may take up to one year from the later of its initial adoption of SFAS No. 123R or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. This FSP became effective in November 2005. The Company is still evaluating whether it will adopt the alternative method for calculating its additional-paid-in-capital pool described in the FSP.

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2006

Pro Forma Information Under SFAS No. 123 for Periods Prior to January 1, 2006

The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based awards for the three and six months ended June 30, 2005 (in thousands, except per share information):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income:
As reported	$27,886	$66,446
Add: Total stock-based employee compensation included in net income as reported, net of related tax effects	57	139
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(6,343)	(16,357)

Pro forma	$21,600	$50,228

Basic earnings per share:
As reported	$0.16	$0.39

Pro forma	$0.13	$0.30

Diluted earnings per share:
As reported	$0.16	$0.38

Pro forma	$0.12	$0.29

For purposes of the pro forma calculations, the fair value of each option was estimated on the date of the grant using the Black-Scholes option-pricing model, assuming no expected dividends, and the following assumptions:

	Three Months ended June 30, 2005	Six Months ended June 30, 2005
Expected volatility factor	0.35	0.35
Approximate risk free interest rate	3.7%	3.7%-3.8%
Expected term (in years)	3.32	3.32

The Company estimated the expected volatility factor based upon implied and historical data. The approximate risk free interest rate was based on the implied yield available on U.S. Treasury zero-coupon issues with remaining terms equivalent to the Company’s expected term. The expected term of the Company’s stock options was based on the historical exercise patterns considering changes in vesting periods and contractual terms. The weighted average fair value of stock-based awards granted during the three and six months ended June 30, 2005 was $6.71 and $6.78, respectively. The total intrinsic value of stock options exercised during the three and six months ended June 30, 2005 was $16.3 million and $22.9 million, respectively. Forfeitures were recognized as they occurred.

For purposes of the pro forma calculations, the fair value of each stock-based award related to the 1995 ESPP was estimated using the Black-Scholes option-pricing model, assuming no expected dividends, and the following assumptions:

Six Months ended June 30, 2005
Expected volatility factor	0.33
Approximate risk free interest rate	2.5%
Expected term	6 months

The Company estimated the expected volatility factor based on historical data. The approximate risk free interest rate was based on the implied yield available on U.S. Treasury zero-coupon issues with remaining term equivalent to the Company’s expected term. The expected term for the 1995 ESPP is the six month Payment Period. There were no shares purchased under the 1995 ESPP during the three months ended June 30, 2005. The weighted average fair value of the shares purchased under the 1995 ESPP during the six months ended June 30, 2005 was $21.96.

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2006

Valuation and Expense Information under SFAS No. 123R

The Company recorded stock-based compensation costs of $25.6 million and recognized a tax benefit related to stock-based compensation of $34.6 million in the six months ended June 30, 2006. As required by SFAS No. 123R, the Company estimates forfeitures of employee stock options and recognizes compensation cost only for those awards expected to vest. Forfeiture rates are determined based on historical experience. Estimated forfeitures are adjusted to actual forfeiture experience as needed.

Total stock-based compensation and related deferred tax asset recognized in the Company’s consolidated statement of income is $14.1 million and $2.5 million, respectively, for the three months ended June 30, 2006 and $25.6 million and $4.0 million, respectively, for the six months ended June 30, 2006. The detail of the total stock-based compensation recognized by income statement classification is as follows (in thousands):

Income Statement Classifications	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Cost of services revenues	$387	$747
Research and development	4,723	8,380
Sales, marketing and support	5,871	10,646
General and administrative	3,101	5,858

Total	$14,082	$25,631

In connection with the adoption of SFAS No. 123R, the Company estimated the fair value of each stock option on the date of grant using the Black-Scholes option-pricing model, applying the following assumptions and amortizing that value to expense over the option’s vesting period using the ratable approach:

	Three Months ended June 30, 2006	Six Months ended June 30, 2006
Expected volatility factor	0.34	0.30 - 0.34
Approximate risk free interest rate	4.9%	4.6% – 4.9%
Expected term (in years)	3.0	3.0
Expected dividend yield	0%	0%

For purposes of determining the expected volatility factor, the Company considered implied volatility in two-year market-traded options of the Company’s common stock based on third party volatility quotes in accordance with the provisions of Staff Accounting Bulletin, (“SAB”) No. 107. The Company’s decision to use implied volatility was based upon the availability of actively traded options on the Company’s common stock and its assessment that implied volatility is more representative of future stock price trends than historical volatility. The approximate risk free interest rate was based on the implied yield available on U.S. Treasury zero-coupon issues with remaining terms equivalent to the Company’s expected term on its options. The expected term of the Company’s stock options was based on the historical employee exercise patterns considering changes in vesting periods and contractual terms. The Company also analyzed its historical pattern of option exercises based on certain demographic characteristics and determined that there were no meaningful differences in option exercise activity based on the demographic characteristics. The Company does not intend to pay dividends on its common stock in the foreseeable future. Accordingly, the Company used a dividend yield of zero in its option pricing model. The weighted average fair value of stock options granted during the three and six months ended June 30, 2006 was $12.14 and $11.26, respectively.

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2006

A summary of the status and activity of the Company’s fixed option awards is as follows:

Options	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2005	34,305,837	$25.86	4.79
Granted	2,478,064	37.22
Exercised	(9,482,313)	20.30
Forfeited or expired	(669,638)	29.94

Outstanding at June 30, 2006	26,631,950	28.80	4.14	$396,549

Vested or expected to vest at June 30, 2006	24,555,371	28.94	4.11	$369,597

Exercisable at June 30, 2006	17,605,750	30.89	3.95	$257,407

The total intrinsic value of stock-based awards exercised during the three and six months ended June 30, 2006 was $94.3 million and $156.4 million, respectively.

The following table summarizes the Company’s non-vested stock activity as of June 30, 2006:

	Number of Shares	Weighted- Average Fair Value at Grant Date
Non-vested at December 31, 2005	85,179	$26.52
Granted	25,940	35.00
Vested	(23,589)	23.46
Forfeited or expired	(4,000)	27.87

Non-vested at June 30, 2006	83,530	29.95

During the second quarter of 2006, the Company awarded certain key executives non-vested stock units from the 2005 Plan. The number of non-vested stock units underlying each award is determined one year after the date of the award based on achievement of a specific corporate operating income goal. If the performance goal is less than 90% attained, then no non-vested stock units will be issued pursuant to the authorized award. For performance at and above 90%, the number of non-vested stock units issued will be based on a graduated slope, with the maximum number of non-vested stock units issuable pursuant to the award capped at 125% of the base number of non-vested stock units set forth in the executive’s award agreement. If the performance goal is met, the non-vested stock units will vest 33.33% on each anniversary subsequent to the date of the award. Each non-vested stock unit, upon vesting, will represent the right to receive one share of the Company’s common stock. If the performance goal is not met, no compensation cost will be recognized and any previously recognized compensation cost will be reversed. During the second quarter of 2006, the Company also awarded non-vested stock units to its non-employee directors. These units vest monthly in equal installments based on service and, upon vesting, each stock unit will represent the right to receive one share of the Company’s common stock.

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2006

The following table summarizes the Company’s non-vested stock unit activity with performance measures as of June 30, 2006:

	Number of Shares	Weighted- Average Fair Value at Grant Date
Non-vested at December 31, 2005	—	$—
Granted	78,974	39.77
Vested	—	—
Forfeited or expired	—	—

Non-vested at June 30, 2006	78,974	39.77

As of June 30, 2006, there was $65.2 million of total unrecognized compensation cost related to the stock options, non-vested stock and restricted stock units. That cost is expected to be recognized over a weighted-average period of 1.92 years.

The Company estimated the fair value of the stock-based compensation related to the 2005 ESPP using the Black-Scholes option pricing model, applying the following assumptions and amortizing that value to expense over the vesting period:

Six Months ended June 30, 2006
Expected volatility factor	0.27
Approximate risk free interest rate	4.45%
Expected term	6 months
Expected dividend yield	0%

The Company estimated the expected volatility factor based on implied volatility in market traded options with remaining terms similar to the expected term of the ESPP options. The approximate risk free interest rate was based on the implied yield available on U.S. Treasury zero-coupon issues with remaining term equivalent to the expected term of the 2005 ESPP options. The expected term for the 2005 ESPP options is the six month Payment Period. There were no shares purchased under the 2005 ESPP during the three months ended June 30, 2006. The weighted average fair value of the shares purchased under the 2005 ESPP during the six months ended June 30, 2006 was $31.14.

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

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2006

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share information):

	Three Months ended June 30,		Six Months ended June 30,
	2006	2005	2006	2005
Numerator:
Net income	$46,450	$27,886	$91,129	$66,446

Denominator:
Denominator for basic earnings per share — weighted-average shares outstanding	183,023	169,698	180,609	169,930
Effect of dilutive employee stock awards	8,477	5,448	8,153	5,611

Denominator for diluted earnings per share — weighted-average shares outstanding	191,500	175,146	188,762	175,541

Basic earnings per share	$0.25	$0.16	$0.50	$0.39

Diluted earnings per share	$0.24	$0.16	$0.48	$0.38

Anti-dilutive weighted-average shares	17,528	29,550	17,135	28,802

4. ACQUISITIONS

2006 Acquisition

On May 4, 2006, the Company acquired all of the issued and outstanding capital stock of Reflectent Software, Inc. (the “2006 Acquisition”), a provider of solutions to monitor the performance of client-server, web and desktop applications from an end-user perspective. The acquisition strengthens the Citrix Access Platform which is an end to end architecture for providing access on-demand for almost anyone to virtually any resource. The total consideration for this transaction was cash of approximately $16.7 million. In addition to the purchase price, estimated direct transaction costs associated with the acquisition were approximately $1.5 million. The source of funds for consideration paid in the 2006 Acquisition consisted of available cash and investments. Reflectent Software, Inc.’s results of operations have been included in the Company’s consolidated results of operations beginning after the date of acquisition and are not significant in relation to the Company’s consolidated financial statements. Accordingly, pro forma financial disclosures have not been presented.

Under the purchase method of accounting, the purchase price for the 2006 Acquisition was allocated to the acquired company’s net tangible and intangible assets based on their estimated fair values as of the date of the completion of the acquisition. The allocation of the total purchase price is summarized below (in thousands):

	Purchase Price Allocation	Asset Life
Current assets	$3,993
Property and equipment	111	Various
Other assets	1,497
Intangible assets	6,910	3-5 years
Goodwill	7,350	Indefinite

Assets acquired	19,861
Current liabilities assumed	1,688

Net assets acquired, including direct transaction costs	$18,173

Current assets and current liabilities acquired in connection with the 2006 Acquisition consisted mainly of short-term investments, accounts receivable, other accrued expenses and deferred revenues. Other assets consisted primarily of deferred tax assets. The $7.4 million of goodwill related to the 2006 Acquisition was assigned to the Company’s Americas segment and is not deductible for tax purposes. See Note 7 for segment information.

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2006

Identifiable intangible assets purchased in the 2006 Acquisition, in thousands, and their weighted average lives are as follows:

		Weighted Life
Covenants not to compete	$110	3.0 years
Trade name	400	5.0 years
Customer relationships	1,100	4.0 years
Core and product technologies	5,300	4.9 years

Total	$6,910

2005 Acquisitions

During 2005, the Company acquired all of the issued and outstanding capital stock of two privately held companies, NetScaler, Inc. and Teros, Inc., (the “2005 Acquisitions”) for a total of $172.8 million in cash, approximately 6.6 million shares of the Company’s common stock valued at approximately $154.8 million and estimated direct transaction costs of $6.4 million. The Company also assumed approximately $20.6 million in non-vested stock-based compensation upon the closing of the NetScaler transaction that was accounted for in accordance with FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB Opinion No. 25) and was recorded as deferred compensation in the accompanying 2005 consolidated balance sheet. The assumed awards had an excess of fair value over intrinsic value of approximately $0.5 million, which is reflected in the total consideration for the transaction. The 2005 Acquisitions are intended to further extend the Company’s position in application delivery solutions. The results of operations of the acquired companies are included as part of the Company’s results beginning after their respective dates of acquisition and revenues from the acquired products are included in the Company’s Product License revenue and Technical Services revenue in the accompanying consolidated statements of income. In connection with the 2005 Acquisitions, the Company allocated $234.3 million to goodwill, $40.2 million to core technology and $35.8 million to other intangible assets. The Company assigned all of the goodwill to its Americas segment.

Purchase Accounting for Acquisitions

The fair values used in determining the purchase price allocation for certain intangible assets for the Company’s acquisitions were based on estimated discounted future cash flows, royalty rates and historical data, among other information. Purchased in-process research and development (“IPR&D”) of $7.0 million was expensed in the third quarter of 2005 immediately upon the closing of the NetScaler, Inc. acquisition in accordance with FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method, due to the fact that it pertains to technology that was not currently technologically feasible, meaning it had not reached the working model stage, did not contain all of the major functions planned for the product, was not ready for initial customer testing and had no alternative future use. The fair value assigned to in-process research and development was determined using the income approach, which includes estimating the revenue and expenses associated with a project’s sales cycle and by estimating the amount of after-tax cash flows attributable to the projects. The future cash flows were discounted to present value utilizing an appropriate risk-adjusted rate of return, which was 19%. The rate of return included a factor that takes into account the uncertainty surrounding the successful development of the IPR&D.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The Company had $598.9 and $592.0 million of goodwill as of June 30, 2006 and December 31, 2005, respectively. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company reviews its goodwill periodically for impairment. The Company completed its annual goodwill impairment test during the fourth quarter of 2005 and determined that the carrying amount of goodwill was not impaired. Substantially all of the Company’s goodwill at June 30, 2006 and December 31, 2005 was associated with the Americas and Citrix Online Division reportable segments. See Note 7 for segment information.

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2006

Intangible Assets

Intangible assets are recorded at cost, less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally three to seven years, except for patents, which are amortized over the shorter of the remaining life or 10 years. Intangible assets consist of the following (in thousands):

	June 30, 2006		December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Core and product technologies	$171,500	$93,841	$165,975	$84,255
Other	84,331	33,823	81,254	25,641

Total	$255,831	$127,664	$247,229	$109,896

Amortization of core and product technology was $4.6 million and $9.6 million for the three months and six months ended June 30, 2006, respectively, and $3.7 million and $7.0 million for the three and six months ended June 30, 2005, respectively, and is classified as a component of cost of revenues on the accompanying condensed consolidated statements of income. Amortization of other intangible assets, which consist primarily of customer relationships, tradenames, covenants not to compete, and patents, was $4.2 million and $8.2 million for the three and six months ended June 30, 2006, respectively, and $2.2 million and $4.4 million for the three and six months ended June 30, 2005, respectively, and is classified as a component of operating expenses on the accompanying condensed consolidated statements of income. Estimated future amortization expense is as follows (in thousands):

Year ending December 31,
2006	$34,989
2007	30,342
2008	27,268
2009	22,633
2010	19,260

6. LONG-TERM DEBT

Credit Facility

Effective on August 9, 2005, the Company entered into a revolving credit facility (the “Credit Facility”) with a group of financial institutions (the “Lenders”). The Credit Facility provides for a five year revolving line of credit in the aggregate amount of $100.0 million, subject to continued covenant compliance. A portion of the revolving line of credit (i) in the aggregate amount of $25.0 million may be available for issuances of letters of credit and (ii) in the aggregate amount of $15.0 million may be available for swing line loans. The Credit Facility currently bears interest at the London Interbank Offered Rate (“LIBOR”) plus 0.5% and adjusts in the range of 0.5% to 1.25% above LIBOR based on the level of the Company’s total debt and its adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) as defined in the agreement. In addition, the Company is required to pay a quarterly facility fee ranging from 0.125% to 0.25% based on the aggregate amount available under the Credit Facility and the level of the Company’s total debt and its adjusted EBITDA. Borrowings under the Credit Facility are guaranteed by the Company and certain of the Company’s United States and foreign subsidiaries, which guarantees are secured by a pledge of shares of certain foreign subsidiaries. During 2005, the Company borrowed and repaid $75 million under the Credit Facility. As of June 30, 2006, there were no amounts outstanding under the Credit Facility.

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

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2006

The Company incurred $0.2 million in interest expense on its borrowings in 2006. The Credit Facility contains customary default provisions, and the Company must comply with various financial and non-financial covenants. The financial covenants consist of a minimum interest coverage ratio and a maximum consolidated leverage ratio. The primary non-financial covenants limit the Company’s ability to pay dividends (other than pursuant to the Dividend Reinvestment Plan executed under the American Jobs Creation Act), conduct certain mergers or acquisitions, make certain investments and loans, incur future indebtedness or liens, alter the Company’s capital structure or sell stock or assets, subject to certain limits. As of June 30, 2006, the Company was in compliance with all covenants under the Credit Facility.

7. SEGMENT INFORMATION

The Company operates in a single market consisting of the design, development, marketing, sales and support of access infrastructure software and services for applications and online services. The Company’s revenues are derived from sales of its Virtualization Systems products, comprised primarily of Access Suite products, including Presentation Server, its Application Networking products, comprised of Citrix NetScaler products and Citrix Access Gateways products, its Advanced Solutions products, comprised of Citrix Application Gateway products, and related technical services in the Americas, EMEA and Asia-Pacific regions and from online services sold by its Citrix Online Division. These three geographic regions and the Citrix Online Division constitute the Company’s four reportable segments.

The Company does not engage in intercompany revenue transfers between segments. The Company’s management evaluates performance based primarily on revenues in the geographic locations in which the Company operates and separately evaluates revenues from the Citrix Online Division. Segment profit for each segment includes certain sales, marketing, general and administrative expenses directly attributable to the segment, including research and development costs in the Citrix Online Division and excludes certain expenses that are managed outside the reportable segments. Costs excluded from segment profit primarily consist of research and development costs associated with the Virtualization Systems products, formerly Access Management products, Application Networking products, Advanced Solutions products, formerly Application Gateway products, stock-based compensation costs, amortization of core and product technology, amortization of other intangible assets, interest, corporate expenses and income taxes, as well as, charges for in-process research and development. Corporate expenses are comprised primarily of corporate marketing costs, stock-based compensation costs, operations and certain general and administrative expenses, which are separately managed. Accounting policies of the segments are the same as the Company’s consolidated accounting policies.

Net revenues and segment profit, classified by the Company’s four reportable segments are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net revenues:
Americas (1)	$125,972	$92,475	$235,600	$178,640
EMEA (2)	91,127	76,164	188,733	153,596
Asia-Pacific	23,241	18,746	44,367	36,674
Citrix Online Division	35,128	23,844	66,766	44,209

Consolidated	$275,468	$211,229	$535,466	$413,119

Segment profit:
Americas (1)	$66,200	$50,553	$118,057	$98,493
EMEA (2)	55,999	44,118	121,625	90,552
Asia-Pacific	8,370	5,308	16,126	9,329
Citrix Online Division	9,640	5,322	17,796	8,830
Unallocated expenses (3):
Amortization of intangible assets	(8,735)	(5,907)	(17,768)	(11,402)
Research and development	(35,127)	(23,726)	(65,998)	(46,329)
Net interest and other income	10,340	4,983	16,796	10,071
Other corporate expenses	(45,171)	(26,605)	(85,933)	(56,768)

Consolidated income before income taxes	$61,516	$54,046	$120,701	$102,776

(1)	The Americas segment is comprised of the United States, Canada and Latin America.
(2)	Defined as Europe, the Middle East and Africa.
(3)	Represents expenses presented to management on a consolidated basis only and not allocated to the operating segments.

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2006

Identifiable assets classified by the Company’s reportable segments are shown below. Long-lived assets consist of property and equipment, net:

	June 30, 2006	December 31, 2005
	(In thousands)
Identifiable assets:
Americas	$1,530,672	$1,275,831
EMEA	204,079	152,473
Asia-Pacific	45,072	41,967
Citrix Online Division	212,110	211,385

Total identifiable assets	$1,991,933	$1,681,656

The increase in identifiable assets in the Americas segment is primarily due to an increase short-term and long-term investments and, to a lesser extent, the goodwill and assets associated with the Company’s 2006 Acquisition. The increase in identifiable assets in the EMEA segment is primarily due to an increase short-term and long-term investments. See Note 3 for additional information regarding the Company’s acquisitions.

8. DERIVATIVE FINANCIAL INSTRUMENTS

As of June 30, 2006 and December 31, 2005, the Company had $6.6 million and $3.2 million of derivative assets, respectively, and $3.3 million and $8.3 million of derivative liabilities, respectively, representing the fair values of the Company’s outstanding derivative instruments, which are recorded in other current assets, other assets, accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets. The change in the derivative component in accumulated other comprehensive income (loss) includes unrealized gains or losses that arose from changes in market value of derivatives that were held during the period, and gains or losses that were previously unrealized, but have been recognized in current period net income due to termination or maturities of derivative contracts. This reclassification has no effect on total comprehensive income or stockholders’ equity. The following table presents these components of accumulated other comprehensive income (loss), net of tax for the Company’s derivative instruments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Unrealized gains (losses) on derivative instruments	$4,157	$(4,251)	$4,128	$(7,696)
Reclassification of realized gains (losses)	1,307	(1,339)	3,194	(2,701)

Net change in accumulated other comprehensive income due to derivative instruments	$5,464	$(5,590)	$7,322	$(10,397)

Cash Flow Hedges. At June 30, 2006 and December 31, 2005, the Company had in place foreign currency forward sale contracts with a notional amount of $55.3 million and $81.7 million, respectively, and foreign currency forward purchase contracts with a notional amount of $210.2 million and $191.5 million, respectively. The fair value of these contracts at June 30, 2006 and December 31, 2005 were assets of $6.6 million and $3.2 million, respectively, and liabilities of $3.3 million and $8.3 million, respectively. A substantial portion of the Company’s overseas expenses are and will continue to be transacted in local currencies. To protect against fluctuations in operating expenses and the volatility of future cash flows caused by changes in currency exchange rates, the Company has established a program that uses foreign exchange forward contracts to hedge its exposure to these potential changes. The terms of these instruments, and the hedged transactions to which they relate, generally do not exceed 12 months. Currencies hedged are Euros, British pounds sterling, Australian dollars, Swiss francs, Japanese yen, Hong Kong dollars, Canadian dollars, Danish krone and Swedish krona. There was no material ineffectiveness of the Company’s foreign currency forward contracts for the three and six months ended June 30, 2006 or 2005.

Fair Value Hedges. From time to time, the Company uses interest rate swap instruments to hedge against the changes in fair value of certain of its available-for-sale securities due to changes in interest rates. The instruments swap the fixed rate interest on the underlying investments for a variable rate based on the LIBOR plus a specified margin. Changes in the fair value of the swap instruments are recorded in earnings along with related designated changes in the value of the underlying

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2006

investments. During 2005, the Company sold underlying fixed rate available-for-sale investments with a notional value of $193.9 million. The Company holds no remaining interest rate swap instruments as of June 30, 2006. There was no material ineffectiveness of the Company’s interest rate swaps for the period that they were held during the three months and six months ended June 30, 2005.

Derivatives not Designated as Hedges. From time to time, the Company utilizes certain derivative instruments that either do not qualify or are not designated for hedge accounting treatment under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations. Accordingly, changes in the fair value of these contracts, if any, are recorded in other income (expense), net, and such changes were not material in any of the periods presented.

9. COMPREHENSIVE INCOME

The components of comprehensive income, net of tax, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income	$46,450	$27,886	$91,129	$66,446
Other comprehensive income:
Change in unrealized (loss) gain on available-for-sale securities	(515)	(104)	(547)	9
Net change due to derivative instruments	5,464	(5,590)	7,322	(10,397)

Comprehensive income	$51,399	$22,192	$97,904	$56,058

The components of accumulated other comprehensive income (loss), net of tax, are as follows (in thousands):

	June 30, 2006	December 31, 2005
Unrealized (loss) gain on available-for-sale securities	$(545)	$2
Unrealized gain (loss) on derivative instruments	2,857	(4,465)

Accumulated other comprehensive income (loss)	$2,312	$(4,463)

10. INCOME TAXES

On October 22, 2004, the American Jobs Creation Act (“AJCA”) was signed into law. The AJCA provided for an 85% dividends received deduction on dividend distributions of foreign earnings to a U.S. taxpayer, if certain conditions are met. During the second quarter of fiscal 2005, the Company completed its evaluation of the effects of the repatriation provision of the AJCA, and the Company’s Chief Executive Officer and Board of Directors approved its dividend reinvestment plan under the AJCA. During the second quarter of 2005, the Company recorded a tax provision of approximately $24.9 million related to the repatriation. Additionally, during the second quarter of 2005, the Company recorded the reversal of approximately $8.8 million for income taxes on certain foreign earnings for which a deferred tax liability had been previously recorded. In September of 2005, the Company repatriated approximately $503 million of certain foreign earnings, of which $500 million qualified for the 85% dividends received deduction.

The Company maintains certain operational and administrative processes in overseas subsidiaries and its foreign earnings are taxed at lower foreign tax rates. Other than the one-time repatriation provision under the AJCA described above, the Company does not expect to remit earnings from its foreign subsidiaries. The Company’s effective tax rate was approximately 24% and 48% for the three months ended June 30, 2006 and the three months ended June 30, 2005, respectively, and 24% and 35% for the six months ended June 30, 2006 and the six months ended June 30, 2005, respectively,. The decrease in the Company’s effective tax rate for the three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005 is primarily due to the additional tax expense recorded in 2005 due to the repatriation of foreign earnings under the AJCA partially offset by an increase in the effective tax rate due to the adoption of SFAS No. 123R in 2006.

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. FIN No. 48 prescribes a comprehensive model for recognizing, measuring,

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2006

presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. If there are changes in net assets as a result of application of FIN No. 48 these will be accounted for as an adjustment to retained earnings. The Company is currently assessing the impact of FIN No. 48 on its consolidated financial position and results of operations.

11. STOCK REPURCHASE PROGRAMS

The Company’s Board of Directors authorized an ongoing stock repurchase program with a total repurchase authority granted to the Company of $1.2 billion, of which $200 million was authorized in February 2006. The objective of the Company’s stock repurchase program is to improve stockholders’ returns. At June 30, 2006, approximately $229.3 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock.

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

During the three months ended June 30, 2006, the Company received a net amount of approximately $1.8 million related to the maturity of certain of its structured stock repurchase agreements and did not make any open market purchases during the quarter. During the three months ended June 30, 2005, the Company expended approximately $1.6 million, net of premiums received, under its stock repurchase transactions. The Company expended $38.3 million and $41.6 million, net of premiums received, during the six months ended June 30, 2006 and 2005, respectively, under its stock repurchase transactions. During the three months ended June 30, 2006, the Company took delivery of a total of 552,727 shares of outstanding common stock with an average price of $35.00 and during the six months ended June 30, 2006, the Company took delivery of a total of 1,949,077 shares of outstanding common stock with an average per share price of $29.46. During the three months ended June 30, 2005, the Company took delivery of a total of 527,758 shares of outstanding common stock with an average per share price of $20.12 and during six months ended June 30, 2005, the Company took delivery of a total of 3,082,110 shares of outstanding common stock with an average per share price of $22.29. Some of these shares were received pursuant to prepaid programs. Since the inception of the stock repurchase program, the average cost of shares acquired was $17.85 per share compared to an average close price during open trading windows of $21.76 per share. In addition, a significant portion of the funds used to repurchase stock was funded by proceeds from employee stock option exercises and the related tax benefits. As of June 30, 2006, the Company has remaining prepaid notional amounts of approximately $35.4 million under structured stock repurchase agreements, which expire on various dates through February 2007. Due to the fact that the total shares to be received for the open repurchase agreements at June 30, 2006 is not determinable until the contracts mature, the above price per share amounts exclude the remaining shares to be received subject to the agreements.

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

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2006

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

The synthetic lease includes certain financial covenants including a requirement for the Company to maintain a pledged balance of approximately $62.8 million in cash and/or investment securities as collateral. This amount is included in restricted cash equivalents and investments in the accompanying condensed consolidated balance sheets. The Company maintains the ability to manage the composition of the restricted investments within certain limits and to withdraw and use excess investment earnings from the restricted collateral for operating purposes. Additionally, the Company must maintain a minimum cash and investment balance of $100.0 million, excluding the Company’s collateralized investments, equity investments and outstanding debt, as of the end of each fiscal quarter. As of June 30, 2006, the Company had approximately $734.8 million in cash and investments in excess of those required levels. The synthetic lease includes non-financial covenants including maintenance of the properties and adequate insurance, prompt delivery of financial statements to the lender of the lessee and prompt payment of taxes associated with the properties. As of June 30, 2006, the Company was in compliance with all material provisions of the arrangement.

Office Leases

During 2002 and 2001, the Company took actions to consolidate certain of its offices, including the exit of certain leased office space and the abandonment of certain leasehold improvements. Lease obligations related to these existing operating leases continue to 2025 with a total remaining obligation at June 30, 2006 of approximately $19.2 million, of which $1.8 million was accrued for as of June 30, 2006, and is reflected in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets. In calculating this accrual, the Company made estimates, based on market information, including the estimated vacancy periods and sublease rates and opportunities. The Company periodically re-evaluates its estimates and if actual circumstances prove to be materially worse than management has estimated, the total charges for these vacant facilities could be significantly higher.

Legal Matters

In 2006, the Company has been sued in the United States District Court for the Northern District of Ohio and in the United States District Court for the Southern District of Florida, in each case for alleged infringement of U.S. patents by Citrix Online Division’s GoToMyPC service. The complaints name Citrix Systems, Inc. and Citrix Online LLC, a wholly-owned subsidiary of the Company, as defendants and seek unspecified damages and other relief. In response, the Company filed answers denying that GoToMyPC infringes these patents and alleging, among other things, that the asserted claims of these patents are invalid. The Company believes that it has meritorious defenses to the allegations made in the complaints and intends to vigorously defend these lawsuits; however, it is unable to currently determine the ultimate outcome of these matters or the potential exposure to loss, if any.

In addition, the Company is a defendant in various matters of litigation generally arising out of the normal course of business. Although it is difficult to predict the ultimate outcome of these cases, management believes, based on discussions with counsel, that any ultimate outcome would not materially affect the Company’s financial position, results of operations or cash flows.

13. SUBSEQUENT EVENT

On August 4, 2006, the Company signed a definitive agreement to acquire all of the issued and outstanding capital stock of Orbital Data Corporation (“Orbital Data”) a provider of solutions that optimize the delivery of applications over wide area networks. The acquisition broadens Citrix’s application delivery capabilities to the branch office and positions Citrix as a strategic partner to provide proven technology needed for high performance, secure and cost efficient application delivery. The consideration payable to the shareholders of Orbital Data in this transaction is cash of approximately $50.0 million. In addition, the Company estimates that it will incur approximately $1.7 million in acquisition related cost and it will assume approximately 0.3 million unvested stock-based instruments, each of which upon vesting will be exercisable for the right to receive one share of the Company’s common stock.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our operating results and financial condition have varied in the past and could in the future vary significantly depending on a number of factors. From time to time, information provided by us or statements made by our employees contain “forward-looking” information that involves risks and uncertainties. In particular, statements contained in this Form 10-Q, and in the documents incorporated by reference into this Form 10-Q, that are not historical facts, including, but not limited to statements concerning new products, product development and offerings, Application Networking, Subscription Advantage, Presentation Server, Citrix NetScaler, Virtualization Systems, Access Suite, Access Essentials and Access Gateway products, product and price competition, Citrix Online Division, competition and strategy, market acceptance of operating systems on which our products rely, customer diversification, product price and inventory, deferred revenues, economic and market conditions, potential government regulation, seasonal factors, international operations and expansion, revenue recognition, profits, growth of revenues, composition of revenues, cost of revenues, operating expenses, sales, marketing and support expenses, general and administrative expenses, research and development expenses, compensation costs, our ability to attract and retain qualified personnel, valuations of investments and derivative instruments, technology relationships, reinvestment or repatriation of foreign earnings, gross margins, impairment charges, anticipated operating and capital expenditure requirements, cash inflows, maintenance of accounts receivable, off balance sheet arrangements, contractual obligations, our Credit Facility, in-process research and development, advertising campaigns, tax rates, valuation and composition of stock-based awards, SFAS No. 123R, leasing and subleasing activities, acquisitions, management and financial systems and controls, stock repurchases, investment transactions, liquidity, litigation matters, intellectual property matters, distribution channels, stock price, payment of dividends, Advisor Rewards Program, third party licenses and potential debt or equity financings constitute forward-looking statements and are made under the safe harbor provisions of the Section 27 of the Securities Act of 1933 as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are neither promises nor guarantees. Our actual results of operations and financial condition have varied and could in the future vary significantly from those stated in any forward-looking statements. The factors described in Part II Item 1A, “Risk Factors,” in this Form 10-Q, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Form 10-Q, in the documents incorporated by reference into this Form 10-Q or presented elsewhere by our management from time to time. Such factors, among others, could have a material adverse effect upon our business, results of operations and financial condition.

Overview

We design, develop and market technology solutions that enable on-demand access to information and applications. We market and license our products through multiple channels such as value-added resellers, channel distributors, system integrators, independent software vendors, our websites and original equipment manufacturers.

Acquisitions

2006 Acquisition

On May 4, 2006, we acquired all of the issued and outstanding capital stock of Reflectent Software, Inc., or the 2006 Acquisition, a provider of solutions to monitor the performance of client-server, web and desktop applications from an end-user perspective. The acquisition strengthens our Citrix Access Platform which is an end-to-end architecture for providing access on-demand for almost anyone to virtually any resource. The consideration for this transaction was cash of approximately $16.7 million. In addition to the purchase price, estimated direct transaction costs associated with the acquisition were approximately $1.5 million. The source of funds for consideration paid in the 2006 Acquisition consisted of available cash and investments.

Under the purchase method of accounting, the purchase price for the 2006 Acquisition was allocated to the acquired company’s net tangible and intangible assets based on their estimated fair values as of the date of the completion of the acquisition. The allocation of the total purchase price is summarized below (in thousands):

	Purchase Price Allocation	Asset Life
Current assets	$3,993
Property and equipment	111	Various
Other assets	1,497
Intangible assets	6,910	3-5 years
Goodwill	7,350	Indefinite

Assets acquired	19,861
Current liabilities assumed	1,688

Net assets acquired, including direct transaction costs	$18,173

Current assets and current liabilities acquired in connection with the 2006 Acquisition consisted mainly of short-term investments, accounts receivable, other accrued expenses and deferred revenues. Other assets consisted primarily of deferred tax assets. The $7.4 million of goodwill related to the 2006 Acquisition was assigned to our Americas segment and is not deductible for tax purposes. See Note 7 to our condensed consolidated financial statements for more information regarding our segments.

Identifiable intangible assets purchased in the 2006 Acquisition, in thousands, and their weighted average lives are as follows:

		Weighted Life
Covenants not to compete	$110	3.0 years
Trade name	400	5.0 years
Customer relationships	1,100	4.0 years
Core and product technologies	5,300	4.9 years

Total	$6,910

2005 Acquisitions

During 2005, we acquired all of the issued and outstanding capital stock of two privately held companies, NetScaler, Inc. and Teros, Inc., collectively, the 2005 Acquisitions, for a total of $172.8 million in cash, approximately 6.6 million shares of our common stock valued at approximately $154.8 million and estimated direct transaction costs of $6.4 million. We also assumed approximately $20.6 million in non-vested stock-based compensation upon the closing of the NetScaler transaction that was accounted for in accordance with FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB Opinion No. 25) and was recorded as deferred compensation in the accompanying 2005 condensed consolidated balance sheet. The assumed awards had an excess of fair value over intrinsic value of approximately $0.5 million, which is reflected in the total consideration for the transaction. The 2005 Acquisitions are intended to further extend our position in application delivery solutions. The results of operations of the acquired companies are included as part of our results beginning after their respective dates of acquisition and revenues from the acquired products are included in our Product License revenue and Technical Services revenue in the accompanying condensed consolidated statements of income. In connection with the 2005 Acquisitions, we allocated $234.3 million to goodwill, $40.2 million to core technology and $35.8 million to other intangible assets. We assigned all of the goodwill to our Americas segment.

Purchase Accounting for Acquisitions

The fair values used in determining the purchase price allocation for certain intangible assets for our acquisitions were based on estimated discounted future cash flows, royalty rates and historical data, among other information. Purchased in-process research and development, or IPR&D, of $7.0 million was expensed upon the closing of the NetScaler, Inc. acquisition in accordance with FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations

Accounted for by the Purchase Method, due to the fact that IPR&D pertains to technology that was not currently technologically feasible, meaning it had not reached the working model stage, did not contain all of the major functions planned for the product, was not ready for initial customer testing and had no alternative future use. The fair value assigned to in-process research and development was determined using the income approach, which includes estimating the revenue and expenses associated with a project’s sales cycle and by estimating the amount of after-tax cash flows attributable to the projects. The future cash flows were discounted to present value utilizing an appropriate risk-adjusted rate of return, which was 19%. The rate of return factored in the uncertainty surrounding the successful development of the IPR&D.

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

The notes to our consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2005, the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the factors and events described elsewhere in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in Part II, Item 1A “Risk Factors,” contain additional information related to our accounting policies and should be read in conjunction with the following discussion and analysis relating to the individual financial statement captions and our overall financial performance, operations and financial position.

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

We license most of our products bundled with an initial subscription for license updates that provide the end-user with free enhancements and upgrades to the licensed product on a when and if available basis. Customers may also elect to purchase subscriptions for license updates, when not bundled with the initial product release or purchase, technical support, product training or consulting services. We allocate revenue to license updates and any other undelivered elements of the arrangement based on vendor specific objective evidence, or VSOE, of fair value of each element and such amounts are deferred until the applicable delivery criteria and other revenue recognition criteria have been met. The balance of the revenue, net of any discounts inherent in the arrangement, is allocated to the delivered product using the residual method and recognized at the outset of the arrangement as the licenses are delivered. If we cannot objectively determine the fair value of each undelivered element based on VSOE, we defer revenue recognition until all elements are delivered, all services have been performed, or until fair value can be objectively determined. We must apply judgment in determining all elements of the arrangement and in determining the VSOE of fair value for each element, considering the price charged for each product or applicable renewal rates for license updates.

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

The provisions are established based upon consideration of a variety of factors, including, among other things, recent and historical return rates for both, specific products and distributors, estimated distributor inventory levels by product, the impact of any new product releases and projected economic conditions. Actual product returns for stock balancing and price protection provisions incurred are, however, dependent upon future events, including the amount of stock balancing activity by our distributors and the level of distributor inventories at the time of any price adjustments. We continually monitor the factors that influence the pricing of our products and distributor inventory levels and make adjustments to these provisions when we believe actual returns and other allowances could differ from established reserves. Our ability to recognize revenue upon shipment to our distributors is predicated on our ability to reliably estimate future stock balancing returns. If actual experience or changes in market condition impairs our ability to estimate returns, we would be required to defer the recognition of revenue until the delivery of the product to the end-user. Allowances for estimated product returns amounted to approximately $1.9 million at June 30, 2006 and $2.3 million at December 31, 2005. We have not reduced and have no current plans to reduce our prices for inventory currently held by distributors. Accordingly, there were no reserves required for price protection at June 30, 2006 and December 31, 2005. We also record reductions to revenue for customer programs and incentive offerings including volume-based incentives, at the time the sale is recorded. If market conditions were to decline, we could take actions to increase our customer incentive offerings, which could result in an incremental reduction to our revenue at the time the incentive is offered.

Stock-Based Compensation

We adopted the provisions of Statement of Financial Accounting Standards, or SFAS, No. 123R, Share-Based Payment on January 1, 2006, the effective date for such adoption. Prior to January 1, 2006, we accounted for our stock-based compensation plans under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation. We did not recognize compensation cost related to stock options granted to our employees and non-employee directors that had an exercise price equal to or above the market value of the underlying common stock on the date of grant in our condensed consolidated statement of income prior to January 1, 2006. We elected to adopt SFAS No. 123R using the modified-prospective method, under which compensation cost, based on the requirements of SFAS No. 123R, is recognized beginning with the effective date for all stock-based awards granted to employees after the effective date and prior to the effective date that remain unvested as of the effective date. In addition, under the modified-prospective method prior periods are not revised for comparative purposes. Under the fair value recognition provisions of SFAS No. 123R, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period.

We currently use the Black-Scholes option pricing model to determine the fair value of stock options and employee stock purchase plan shares. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, the risk-free interest rate and any expected dividends.

For purposes of determining the expected volatility factor, we considered the implied volatility in two-year market-traded options on our common stock based on third party volatility quotes in accordance with the provisions of Staff Accounting Bulletin, or SAB, No. 107. Our decision to use implied volatility was based upon the availability of actively traded options on our common stock and our assessment that implied volatility is more representative of future stock price trends than historical volatility. The expected term of our options is based on historical employee exercise patterns considering changes in vesting periods and contractual terms. We also analyzed our historical pattern of option exercises based on certain demographic characteristics and we determined that there were no meaningful differences in option exercise activity based on the demographic characteristic. The approximate risk free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with remaining terms equivalent to the expected term on our options. We do not intend to pay dividends on our common stock in the foreseeable future and, accordingly, we used a dividend yield of zero in the option pricing model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. All stock-based payment awards, including those with graded vesting schedules, are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. Beginning in the second quarter of 2006, we began issuing non-vested stock units with performance goals to certain key executives. The number of non-vested stock units underlying each award is determined based on a range of attainment within defined performance goals. We are required to estimate the attainment that will be achieved related to the defined performance goals and number of non-vested stock units that will ultimately be awarded in order to recognize compensation expense over the vesting period. If our initial estimates of performance goal attainment changes, the related expense may fluctuate from quarter to quarter based on those estimates and if the performance goals are not met, no compensation cost will be recognized and any previously recognized compensation cost will be reversed. As of June 30, 2006, there was $65.2 million of total unrecognized compensation cost related to options, non-vested stock and non-vested stock units. That cost is expected to be recognized over a weighted-average period of 1.92 years.

If factors change and we employ different assumptions for estimating stock-based compensation expense in future periods or if we decide to use a different valuation model, the stock-based compensation expense we recognize in future periods may differ significantly from what we have recorded in the current period and could materially affect our operating income, net income and earnings per share. This may result in a lack of consistency in future periods and materially affect the fair value estimate of stock-based payments. It may also result in a lack of comparability with other companies that use different models, methods and assumptions. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. These characteristics are not present in our option grants and employee stock purchase plan shares. Existing valuation models, including the Black-Scholes and lattice binomial models, may not provide reliable measures of the fair values of our stock-based compensation. Consequently, there is a risk that our estimates of the fair values of our stock-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those stock-based payments in the future. Certain stock-based payments, such as employee stock options, may expire with little or no intrinsic value compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, the value realized from these instruments may be significantly higher than the fair values originally estimated on the grant date and reported in our financial statements. There is currently no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values. The guidance in SFAS No. 123R and SAB No. 107 is relatively new from an application perspective and the application of these principles may be subject to further interpretation and refinement over time. See Note 2 to our condensed consolidated financial statements for further information regarding our adoption of SFAS No. 123R.

In November 2005, the Financial Accounting Standards Board, or the FASB, issued FASB Staff Position, FAS123(R)-3, Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards, or FSP. This FSP requires an entity to follow either the transition guidance for the additional-paid-in-capital pool as prescribed in SFAS No. 123R or the alternative transition method as described in the FSP. An entity that adopts SFAS No. 123R using the modified prospective method may make a one-time election to adopt the transition method described in this FSP. An entity may take up to one year from the later of its initial adoption of SFAS No. 123R or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. This FSP became effective in November 2005. We are still evaluating whether we will adopt the alternative method for calculating our additional-paid-in-capital pool described in the FSP.

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

Our cost of services revenues and operating expenses increased for the three and six months ended June 30, 2006 due to the stock-based compensation expense related to our adoption of SFAS No. 123R. We expect that our overall cost of services revenues and operating expenses will continue to increase for the remainder of 2006 due to the adoption of SFAS No. 123R. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” and Note 2 to our condensed consolidated financial statements for more information related to our adoption of SFAS No. 123R.

Our results of operations are subject to fluctuations in foreign currency exchange rates. In order to minimize the impact on our operating results, we generally initiate our hedging of currency exchange risks one year in advance of anticipated foreign currency expenses. As a result of this practice, foreign currency denominated expenses will be higher in the current year if the dollar was weak in the prior year. If the dollar is strong in the current year, most of the benefits will be reflected in our operating costs. There is a risk that there will be fluctuations in foreign currency exchange rates beyond the one year timeframe for which we hedge our risk. In the first six months of 2005 our operating expenses were generally lower due to a stronger dollar compared to the first six months of 2006 during which our operating expenses were higher due to the dollar being generally weaker.

The following table sets forth our condensed consolidated statements of income data and presentation of that data as a percentage of change from period-to-period (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30, 2006 vs. June 30, 2005	Six Months Ended June 30, 2006 vs. June 30, 2005
	2006	2005	2006	2005
Revenues:
Product licenses	$117,799	$91,980	$231,984	$182,042	28.1%	27.4%
License updates	99,750	80,455	193,621	157,630	24.0	22.8
Online Services	35,128	23,844	66,766	44,209	47.3	51.0
Technical Services	22,791	14,950	43,095	29,238	52.4	47.4

Total net revenues	275,468	211,229	535,466	413,119	30.4	29.6

Cost of revenues:
Cost of license revenues	8,116	2,277	14,747	3,645	256.4	304.6
Cost of services revenues	11,421	5,395	21,811	9,910	111.7	120.1
Amortization of core and product technology	4,585	3,693	9,586	7,011	24.2	36.7

Total cost of revenues	24,122	11,365	46,144	20,566	112.2	124.4

Gross margin	251,346	199,864	489,322	392,553	25.8	24.7

Operating expenses:
Research and development	38,222	26,402	71,882	51,467	44.8	39.7
Sales, marketing and support	117,002	92,035	225,939	186,429	27.1	21.2
General and administrative	40,796	30,150	79,414	57,561	35.3	38.0
Amortization of other intangible assets	4,150	2,214	8,182	4,391	87.4	86.3

Total operating expenses	200,170	150,801	385,417	299,848	32.7	28.5

Income from operations	51,176	49,063	103,905	92,705	4.3	12.1
Interest income	10,302	5,369	17,904	10,001	91.9	79.0
Interest expense	(73)	(16)	(511)	(24)	*	*
Other income (expense), net	111	(370)	(597)	94	130.0	*

Income before income taxes	61,516	54,046	120,701	102,776	13.8	17.4
Income taxes	15,066	26,160	29,572	36,330	(42.4)	(18.6)

Net income	$46,450	$27,866	$91,129	$66,446	66.7%	37.1%

*	Not meaningful.

Revenues

Net revenues include the following categories: Product Licenses, License Updates, Online Services and Technical Services. Product Licenses primarily represents fees related to the licensing of our Virtualization Systems products, which primarily consists of our Access Suite products, including Presentation Server, our Application Networking products, which are comprised of our Citrix NetScaler products and our Citrix Access Gateway products. These revenues are reflected net of sales allowances and provisions for stock balancing return rights. Product License revenues are partially offset by incentives that we offer to our channel distributors and value-added resellers to stimulate demand for our products. Our Presentation Server product accounted for approximately 71.3% of our Product License revenue for the three months ended June 30, 2006 and 73.3% for the six months ended June 30, 2006 and 86.8% of our Product License revenue for the three months ended June 30, 2005 and 89.4% for the six months ended June 30, 2005. The decrease in our Presentation Server product as a percentage of our Product License revenue when comparing the three months and six months ended June 30, 2006 to the three months and six months ended June 30, 2005 is due to an increase in sales of our Application Networking products as well as increased sales of our other Virtualization Systems products. During the remainder of 2006, we expect our Presentation Server product to continue to decrease as a percentage of our Product License revenue due to expected increases in sales of our Application Networking products and other Virtualization Systems products. License Updates consist of fees related to our Subscription Advantage program that are recognized ratably over the term of the contract, which is typically 12 to 24 months. Subscription Advantage is an annual renewable program that provides subscribers with automatic delivery of software upgrades, enhancements and maintenance releases when and if they become available during the term of the subscription. We anticipate that Subscription Advantage will continue to be of strategic importance to our business throughout 2006 because it fosters long-term customer relationships and gives us improved visibility and predictability due to the recurring nature of this revenue stream. Online Services revenues consist primarily of fees related to online service agreements and are recognized ratably over the contract term. Technical Services revenues are comprised of fees from technical support services, which are recognized ratably over the contract term, as well as revenues from product training and certification, and consulting services related to implementation of our products, which are recognized as the services are provided.

	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30, 2006 vs. June 30, 2005	Six Months Ended June 30, 2006 vs. June 30, 2005
	2006	2005	2006	2005
	(In thousands)
Product licenses	$117,799	$91,980	$231,984	$182,042	$25,819	$49,942
License updates	99,750	80,455	193,621	157,630	19,295	35,991
Online Services	35,128	23,844	66,766	44,209	11,284	22,557
Technical Services	22,791	14,950	43,095	29,238	7,841	13,857

Total net revenues	$275,468	$211,229	$535,466	$413,119	$64,239	$122,347

Net revenues increased $64.2 million for the three months ended June 30, 2006 compared to the three months ended June 30, 2005 and increased $122.3 for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. Product License revenue increased $25.8 million for the three months ended June 30, 2006 compared to the three months ended June 30, 2005 and increased $49.9 million for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 primarily due to the addition of our Application Networking products and increased sales of our Virtualization Systems products, primarily due to increases in Presentation Server and, to a lesser extent, our newer products. License Updates revenue increased $19.3 million for the three months ended June 30, 2006 compared to the three months ended June 30, 2005 and increased $36.0 million for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 due primarily to a larger base of subscribers and increasing renewals related to our Subscription Advantage program. Online Services revenue increased $11.3 million for the three months ended June 30, 2006 compared to the three months ended June 30, 2005 and increased $22.6 million for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 primarily due to increased customer adoption of all of our Citrix Online Division’s products. Technical Services revenue increased $7.8 million for the three months ended June 30, 2006 compared to the three months ended June 30, 2005 and increased $13.9 million for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 primarily due to services added related to our Application Networking products and an increase in sales of our education and consulting services related to implementation of our Virtualization Systems products. During 2006, we expect Product License revenue to increase due to expected growth from sales of our Application Networking products and our Virtualization Systems products. We also anticipate that License Updates revenue will increase for the remainder of 2006 as we continue to grow our installed customer base. Online Services revenues are also expected to increase for the remainder of 2006.

Deferred revenues increased approximately $24.7 million as compared to December 31, 2005. This increase was due primarily to increased renewals of our Subscription Advantage program and to a lesser extent an increase in sales of our Citrix Online Division’s products. We expect deferred revenue to continue to increase for the remainder of 2006.

We do not believe that backlog, as of any particular date, is a reliable indicator of future performance. While it is generally our practice to promptly ship our products upon receipt of properly finalized purchase orders, we sometimes have product license orders that have not shipped or have otherwise not met all the required criteria for revenue recognition. Although the amount of such product license orders may vary, the amount, if any, of such product license orders at the end of a particular period has not been material to total revenue at the end of the same period.

International Revenues

International revenues (sales outside of the United States) accounted for approximately 46% of net revenues for the three months ended June 30, 2006 and 50% the three months ended June 30, 2005 and approximately 48% of net revenues for the six months ended June 30, 2006 and 51% of net revenues for the six months ended June 30, 2005. For detailed information on international revenues, please refer to Note 7 to our condensed consolidated financial statements.

Segment Revenues

An analysis of our reportable segment net revenue is presented below (in thousands):

					Increase for the
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30, 2006 vs. June 30, 2005	Six Months Ended June 30, 2006 vs. June 30, 2005
	2006	2005	2006	2005
Americas (1)	$125,972	$92,475	$235,600	$178,640	36.2%	31.9%
EMEA (2)	91,127	76,164	188,733	153,596	19.6	22.9
Asia-Pacific	23,241	18,746	44,367	36,674	24.0	21.0
Citrix Online division	35,128	23,844	66,766	44,209	47.3	51.0

Net revenues	$275,468	$211,229	$535,466	$413,119	30.4%	29.6%

(1) Our Americas segment is comprised of the United States, Canada and Latin America. (2) Defined as Europe, Middle East and Africa.

With respect to our segment revenues, the increase in net revenues for the three months ended June 30, 2006 compared to the three months ended June 30, 2005 and for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 and for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 was due primarily to the factors previously discussed across the Americas, EMEA, Asia-Pacific segments and our Citrix Online Division. For additional information on our segment revenues, please refer to Note 7 of our condensed consolidated financial statements.

Cost of Revenues

	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30, 2006 vs. June 30, 2005	Six Months Ended June 30, 2006 vs. June 30, 2005
	2006	2005	2006	2005
	(In thousands)
Cost of license revenues	$8,116	$2,277	$14,747	$3,645	$5,839	$11,102
Cost of services revenues	11,421	5,395	21,811	9,910	6,026	11,901
Amortization of core and product technology	4,585	3,693	9,586	7,011	892	2,575

Total cost of revenues	$24,122	$11,365	$46,144	$20,566	$12,757	$25,578

Cost of revenues consisted primarily of compensation cost and other personnel-related costs of providing services, costs of hardware, the amortization of product and core technology, as well as costs of product media and duplication, manuals, packaging materials, shipping expense, service capacity costs and royalties. Cost of license revenues increased $5.8 million for the three months ended June 30, 2006 compared to the three months ended June 30, 2005 and $11.1 million for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 primarily due to sales of our of Application Networking products, which contain hardware components that have a higher cost than our other products. Cost of services revenues increased $6.0 million for the three months ended June 30, 2006 compared to the three months ended June 30, 2005 and $11.9 million for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 primarily due to increased sales of consulting and technical support services related to our Virtualization Systems products and Application Networking products, increased sales of our Citrix Online Division’s products and, to a lesser extent, compensation costs related to our adoption of SFAS No. 123R. Amortization of core and product technology increased $0.9 million for the three months ended June 30, 2006 compared to the three months ended June 30, 2005 and $2.6 million for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 primarily due to increased amortization expense related to core and product technology acquired in our 2005 Acquisitions and to a lesser extent our 2006 Acquisition. For more information regarding the acquisitions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Acquisitions” and Note 4 to our condensed consolidated financial statements.

We anticipate that for the remainder of 2006, cost of license revenues will continue to increase as compared to current levels as we expect sales of our Application Networking products to increase. In addition, during 2006, we expect our cost of services revenues to increase due to increased sales of our Citrix Online Division’s products and an increase in technical support costs as we increase our customer base, have more frequent product releases and more complex products. Our reported total cost of services revenues is also expected to increase for the remainder of 2006 due to increased compensation expense related to our adoption of SFAS No. 123R.

Gross Margin

Gross margin as a percent of revenue was 91.2% for the three months ended June 30, 2006 and 94.6% for the three months ended June 30, 2005 and 91.4% for the six months ended June 30, 2006 and 95.0% for the six months ended June 30, 2005. The decrease in gross margin as a percentage of net revenue for the three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005 was primarily due to the increases in cost of revenues as discussed above. We expect our gross margin to decrease when compared to 2005 levels during the remainder of 2006 due to the factors previously discussed.

Research and Development Expenses

	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30, 2006 vs. June 30,	Six Months Ended June 30, 2006 vs. June 30,
	2006	2005	2006	2005	2005	2005
	(In thousands)
Research and development	$38,222	$26,402	$71,882	$51,467	$11,820	$20,415

Research and development expenses consisted primarily of personnel-related costs. We expensed substantially all development costs included in our research and development of software products and enhancements to existing products as incurred except for certain core technologies with an alternative future use. Research and development expenses increased approximately $11.8 million for the three months ended June 30, 2006 compared to the three months ended June 30, 2005 and increased approximately $20.4 million for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 primarily due to stock-based compensation expense recognized related to our adoption of SFAS No. 123R and increased staffing and related personnel costs due to our 2005 Acquisitions and our continued investment in our business. We expect research and development expenses to increase for the remainder of 2006 when compared to 2005 levels due to the recognition of stock-based compensation costs related to our adoption of SFAS No. 123R, the full year impact of our acquisitions and our continued investments in our business including the hiring of personnel. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” and Note 2 to our condensed consolidated financial statements for more information related to our adoption of SFAS No. 123R.

Sales, Marketing and Support Expenses

	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30, 2006 vs. June 30,	Six Months Ended June 30, 2006 vs. June 30,
	2006	2005	2006	2005	2005	2005
	(In thousands)
Sales, marketing and support	$117,002	$92,035	$225,939	$186,429	$24,967	$39,510

Sales, marketing and support expenses consisted primarily of personnel-related costs, including sales commissions, and the costs of marketing programs aimed at increasing revenue, such as advertising, trade shows, public relations and other market development programs. Sales, marketing and support expenses increased approximately $25.0 million for the three months ended June 30, 2006 compared to the three months ended June 30, 2005 primarily due to an increase in headcount and the associated increase in salaries, commissions and other variable compensation and employee related expenses, stock-based compensation expense recognized related to our adoption of SFAS No. 123R, increases in marketing program costs related to our worldwide advertising campaigns, as well as, an increase in staffing and related personnel costs due to our 2005 Acquisitions. Sales, marketing and support expenses increased approximately $39.5 million for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 primarily due to an increase in headcount and the associated increase in salaries, commissions and other variable compensation and employee related expenses, stock-based compensation expense recognized related to our adoption of SFAS No. 123R, an increase in staffing and related personnel costs due to our 2005 Acquisitions, as well as, increases in marketing program costs related to our worldwide advertising campaigns. We expect sales, marketing and support expenses to increase for the remainder of 2006 when compared to 2005 levels due to the full year impact of our acquisitions, increased compensation costs as we continue to make investments in our business and hire personnel, as well as additional stock-based compensation costs related to our adoption of SFAS No. 123R. See

“Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” and Note 2 to our condensed consolidated financial statements for more information related to our adoption of SFAS No. 123R.

General and Administrative Expenses

	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30, 2006 vs. June 30,	Six Months Ended June 30, 2006 vs. June 30,
	2006	2005	2006	2005	2005	2005
	(In thousands)
General and administrative	$40,796	$30,150	$79,414	$57,561	$10,646	$21,853

General and administrative expenses consisted primarily of personnel-related related costs, costs related to outside consultants assisting with regulatory compliance and information systems, as well as auditing and legal fees. General and administrative expenses increased approximately $10.6 million for the three months ended June 30, 2006 compared to the three months ended June 30, 2005, primarily due to an increase in headcount and the associated salaries and employee related expenses, stock-based compensation expense recognized related to our adoption of SFAS No. 123R and an increase in staffing and related personnel costs due to our 2005 Acquisitions. General and administrative expenses increased approximately $21.9 million for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 primarily due to an increase stock-based compensation expense recognized related to our adoption of SFAS No. 123R, an increase in headcount and the associated salaries and employee related expenses, an increase in staffing and related personnel costs due to our 2005 Acquisitions and, to a lesser extent, an increase in consulting costs primarily related to our information systems. We expect general and administrative expenses to increase for the remainder of 2006 when compared to 2005 levels primarily due to additional compensation costs related to the adoption of SFAS No. 123R and due to the full year impact of our acquisitions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” and Note 2 to our condensed consolidated financial statements for more information related to our adoption of SFAS No. 123R.

Amortization of Other Intangible Assets

	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30, 2006 vs. June 30,	Six Months Ended June 30, 2006 vs. June 30,
	2006	2005	2006	2005	2005	2005
	(In thousands)
Amortization of other intangible assets	$4,150	$2,214	$8,182	$4,391	$1,936	$3,791

Amortization of other intangible assets increased approximately $1.9 million for the three months ended June 30, 2006 compared to the three months ended June 30, 2005 and increased $3.8 million for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 primarily due to an increase in amortization expense related to certain finite-lived intangible assets acquired in our 2005 Acquisitions and, to a lesser extent, our 2006 Acquisition. As of June 30, 2006, we had unamortized other identified intangible assets with estimable useful lives in the net amount of $50.5 million. For more information regarding our acquisitions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Acquisitions” and Note 4 to our condensed consolidated financial statements.

Interest Income

	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30, 2006 vs. June 30,	Six Months Ended June 30, 2006 vs. June 30,
	2006	2005	2006	2005	2005	2005
	(In thousands)
Interest income	$10,302	$5,369	$17,904	$10,001	$4,933	$7,903

Interest income increased approximately $4.9 million for the three months ended June 30, 2006 compared to the three months ended June 30, 2005 and increased $7.9 million for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 due to higher interest rates earned on overall higher average cash, cash equivalent and investment balances that resulted primarily from increased proceeds received from employee stock-based compensation plans and cash from operations, partially offset by the repayment of our term loan facility, or the Term Loan and an increase in purchases of property and equipment primarily related to information systems. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Note 6 to our condensed consolidated financial statements.

Interest Expense

	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30, 2006 vs. June 30, 2005	Six Months Ended June 30 2006 vs. June 30 2005
	2006	2005	2006	2005
	(In thousands)
Interest expense	$73	$16	$511	$24	$57	$487

Interest expense remained relatively unchanged for the three months ended June 30, 2006 compared to the three months ended June 30, 2005. Interest expense increased $0.5 million for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 primarily due to interest paid on our Term Loan prior to its repayment in February 2006. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and Note 6 to our condensed consolidated financial statements.

Other Income (Expense), Net

	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30, 2006 vs. June 30, 2005	Six Months Ended June 30 2006 vs. June 30 2005
	2006	2005	2006	2005
	(In thousands)
Other income (expense), net	$111	$(370)	$(597)	$94	$481	$(691)

Other income (expense), net is primarily comprised of remeasurement and foreign currency transaction gains (losses), other-than-temporary declines in the value of our equity investments and realized gains (losses) on the sale of available-for-sale investments. The $0.5 million increase in other income (expense), net during the three months ended June 30, 2006 compared to the three months ended June 30, 2005 was due primarily to gains on the settlement of certain of our foreign currency contracts partially offset by losses due to the remeasurement of our foreign currency transactions. The $0.7 million decrease for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 was due primarily to losses on the remeasurement of our foreign currency transactions.

Income Taxes

On October 22, 2004, the American Jobs Creation Act, or the AJCA, was signed into law. The AJCA provided for an 85% dividends received deduction on dividend distributions of foreign earnings to a U.S. taxpayer, if certain conditions are met. During the second quarter of fiscal 2005, we completed our evaluation of the effects of the repatriation provision of the AJCA, and our Chief Executive Officer and Board of Directors approved our dividend reinvestment plan under the AJCA. During the second quarter of 2005, we recorded a tax provision of approximately $24.9 million related to the repatriation. Additionally, during the second quarter of 2005, we recorded the reversal of approximately $8.8 million for income taxes on certain foreign earnings for which a deferred tax liability had been previously recorded. In September 2005, we repatriated approximately $503 million of certain foreign earnings, of which $500 million qualified for the 85% dividends received deduction.

We maintain certain operational and administrative processes in overseas subsidiaries and our foreign earnings are taxed at lower foreign tax rates. Other than the one-time repatriation provision under the AJCA described above, we do not expect to remit earnings from our foreign subsidiaries. Our effective tax rate was approximately 24% for the three months ended June 30, 2006 and 48% for the three months ended June 30, 2005 and was approximately 25% for the six months ended June 30, 2006 and 35% for the six months ended June 30, 2005. The decrease in our effective tax rate for the three months ended June 30, 2006 compared to the three months ended June 30, 2005 and the decrease in our effective tax rate for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 is primarily due to the additional tax expense recorded in 2005 due to the repatriation of foreign earnings under the AJCA partially offset by an increase in the effective tax rate due to the adoption of SFAS No. 123R in 2006.

Liquidity and Capital Resources

During the six months ended June 30, 2006, we generated positive operating cash flows of $155.5 million. These cash flows related primarily to net income of $91.1 million, adjusted for, among other things, non-cash charges, including depreciation and amortization expenses of $30.4 million, the tax effect of stock-based compensation of $34.6 million and stock-based compensation expense of $25.6 million, partially offset by an operating cash outflow of $34.6 million related to the excess tax benefit related to the exercise of stock options. Our investing activities used $456.8 million of cash consisting primarily of purchases net of proceeds from sales and maturities of investments of $421.9 million, the expenditure of $21.4 million for the purchase of property and equipment and $13.4 million related to our 2006 Acquisition. Our financing activities provided cash of $161.9 million primarily related to proceeds received from the issuance of common stock under our employee stock-based compensation plans of $196.5 million, excess tax benefits from the exercise of stock-based awards of $34.6 million partially offset by the expenditure of $38.3 million for our stock repurchase program and the payment of $31.0 million on our Term Loan.

During the six months ended June 30, 2005, we generated positive operating cash flows of $138.5 million. These cash flows related primarily to net income of $66.4 million, adjusted for, among other things, the tax benefit from the effect of stock-based compensation of $13.9 million, non-cash charges, including depreciation and amortization expenses of $21.6 million, and an aggregate increase in cash flow from our operating assets and liabilities of $33.7 million. Our investing activities provided $1.0 million of cash consisting primarily of the net proceeds, after reinvestment, from sales and maturities of investments of $13.0 million, partially offset by the expenditure of $12.0 million for the purchase of property and equipment. Our financing activities used cash of $5.3 million related primarily to our expenditure of $41.6 million for our stock repurchase program, partially offset by $36.3 million of proceeds received from the issuance of common stock under our employee stock-based compensation plans.

Cash, Cash Equivalents and Investments

	June 30, 2006	December 31, 2005	2006 Compared to 2005
	(In thousands)
Cash, cash equivalents and investments	$835,725	$554,221	$281,504

The increase of $281.5 million in cash, cash equivalents and investments when comparing June 30, 2006 to December 31, 2005, is primarily due to increased proceeds received from the issuance of common stock under our employee stock-based compensation plans, cash from operations, a decrease in cash paid for acquisitions, a decrease in payments made on the Term Loan and a decrease in cash spent on our stock repurchase program. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Acquisitions” and “ – Liquidity and Capital Resources” and Note 4 to our condensed consolidated financial statements. We generally invest our cash and cash equivalents in investment grade, highly liquid securities to allow for flexibility in the event of immediate cash needs. Our short and long-term investments primarily consist of interest bearing securities.

Restricted Cash Equivalents and Investments

	June 30, 2006	December 31, 2005	2006 Compared to 2005
	(In thousands)
Restricted cash equivalents and investments	$63,779	$63,728	$51

Restricted cash equivalents and investments are primarily comprised of approximately $62.8 million in investment securities and cash equivalents pledged as collateral for specified obligations under our synthetic lease arrangement. We maintain the ability to manage the composition of the restricted cash equivalents and investments within certain limits and to withdraw and use excess investment earnings from the pledged collateral for operating purposes. For further information regarding our synthetic lease see Note 10 to our condensed consolidated financial statements.

Accounts Receivable, Net

	June 30, 2006	December 31, 2005	2006 Compared to 2005
	(In thousands)
Accounts receivable, net	$136,175	$142,015	$(5,840)

The $5.8 million decrease in accounts receivable when comparing June 30, 2006 to December 31, 2005 was primarily due to increased collections in January 2006 and to a lesser extent lower sales in the last month of the second quarter of 2006 as compared to the last month of the fourth quarter of 2005. Our allowance for returns was $1.9 million at June 30, 2006 compared to $2.3 million at December 31, 2005. The decrease of $0.4 million in our allowance for returns was comprised of $2.6 million in credits issued for stock balancing rights during 2006 partially offset by $2.2 million of provisions for returns recorded during 2006. Our allowance for doubtful accounts was $2.5 million at June 30, 2006 compared to $2.1 million at December 31, 2005. The increase of $0.4 million was comprised of an additional $1.0 million of provisions for doubtful accounts recorded during the six months ended June 30, 2006 partially offset by $0.6 million of uncollectible accounts written off, net of recoveries. From time to time, we could maintain individually significant accounts receivable balances from our distributors or customers, which are comprised of large business enterprises, governments and small and medium-sized businesses. If the financial condition of our distributors or customers deteriorates, our operating results could be adversely affected. At June 30, 2006 and December 31, 2005, no distributor or customer accounted for more than 10% of our accounts receivable.

Credit Facility and Term Loan

Effective on August 9, 2005, we entered into the Credit Facility with a group of financial institutions, or the Lenders. The Credit Facility provides for a five year revolving line of credit in the aggregate amount of $100.0 million, subject to continued covenant compliance. A portion of the revolving line of credit (i) in the aggregate amount of $25.0 million may be available for issuances of letters of credit and (ii) in the aggregate amount of $15.0 million may be available for swing line loans. The Credit Facility currently bears interest at the London Interbank Offered Rate, or LIBOR, plus 0.5% and adjusts in the future in the range of 0.5% to 1.25% above LIBOR based on the level of our total debt and our adjusted earnings before interest, taxes, depreciation and amortization, or EBITDA. In addition, we are required to pay an annual facility fee ranging from 0.125% to 0.25% based on the aggregate amount available under the Credit Facility and the level of our total debt and adjusted EBITDA. At June 30, 2006, no funds were borrowed or outstanding under the Credit Facility.

Effective on August 9, 2005, we entered into the Term Loan with the Lenders. The Term Loan provided for an eighteen-month single-draw term loan facility in the aggregate amount of $100.0 million. The Term Loan’s interest rate was LIBOR plus 0.5% and adjusted in the range of 0.5% to 1.25% above LIBOR based on the level of our total debt and adjusted EBITDA. In addition, we were required to pay an annual facility fee ranging from 0.125% to 0.25% based on the aggregate amount of the Term Loan and the level of our total debt and adjusted EBITDA. We used the proceeds from the Term Loan to partially fund the repatriation of certain of our foreign earnings in connection with the AJCA. For more information related to our long-term debt and the AJCA, see Notes 6 and 10 of our condensed consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations.” In February 2006, we repaid the remaining $31.0 million outstanding under the Term Loan in full.

Stock Repurchase Program

Our Board of Directors has authorized an ongoing stock repurchase program with a total repurchase authority granted to us of $1.2 billion, of which $200 million was authorized in February 2006. The objective of our stock repurchase program is to improve stockholders’ return. At June 30, 2006, approximately $229.3 million was available to repurchase shares of our common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock.

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

During the three months ended June 30, 2006, we received a net amount of approximately $1.8 million related to the maturity of certain of our structured stock repurchase agreements and we did not make any open market purchases during the quarter. During the three months ended June 30, 2005, we expended approximately $1.6 million, net of premiums received, under our stock repurchase transactions. We expended $38.3 million, net of premiums received, during the six months ended June 30, 2006 and $41.6 million, net of premiums received, during the six months ended June 30, 2005 under our stock repurchase transactions. During the three months ended June 30, 2006, we took delivery of a total of 552,727 shares of outstanding common stock with an average price of $35.00 and during the six months ended June 30, 2006, we took delivery of a total of 1,949,077 shares of outstanding common stock with an average per share price of $29.46. During the three months ended June 30, 2005, we took delivery of a total of 527,758 shares of outstanding common stock with an average per share price of $20.12 and during six months ended June 30, 2005, we took delivery of a total of 3,082,110 shares of outstanding common stock with an average per share price of $22.29. Some of these shares were received pursuant to prepaid programs. Since the inception of our stock repurchase program, the average cost of shares acquired was $17.85 per share compared to an average close price during open trading windows of $21.76 per share. In addition, a significant portion of the funds used to repurchase stock was funded by proceeds from employee stock option exercises and the related tax benefits. As of June 30, 2006, we have remaining prepaid notional amounts of approximately $35.4 million under structured stock repurchase agreements, which expire on various dates through February 2007. Due to the fact that the total shares to be received for the open repurchase agreements at June 30, 2006 is not determinable until the contracts mature, the above price per share amounts exclude the remaining shares to be received subject to the agreements.

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

The synthetic lease includes certain financial covenants including a requirement for us to maintain a restricted cash, cash equivalent or investment balance of approximately $62.8 million as collateral, which is classified as restricted cash equivalents and investments in our accompanying consolidated balance sheets. We maintain the ability to manage the composition of restricted investments within certain limits and to withdraw and use excess investment earnings from the pledged collateral for operating purposes. Additionally, we must maintain a minimum net cash and investment balance of $100.0 million, excluding our collateralized investments, equity investments and outstanding debt as of the end of each fiscal quarter. As of June 30, 2006, we had approximately $734.8 million in cash and investments in excess of this required level. The synthetic lease includes non-financial covenants, including the maintenance of the property and adequate insurance, prompt delivery of financial statements to the administrative agent of the lessor and prompt payment of taxes associated with the property. As of June 30, 2006, we were in compliance with all material provisions of the arrangement.

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

Commitments

During 2002 and 2001, we took actions to consolidate certain of our offices, including the exit of certain leased office space and the abandonment of certain leasehold improvements. Lease obligations related to these existing operating leases continue to 2025 with a total remaining obligation at June 30, 2006 of approximately $19.2 million, of which $1.8 million was accrued for as of June 30, 2006, and is reflected in accrued expenses and other liabilities in our consolidated financial statements. In calculating this accrual, we made estimates, based on market information, including the estimated vacancy periods and sublease rates and opportunities. We periodically re-evaluate our estimates; and if actual circumstances prove to be materially worse than management has estimated, the total charges for these vacant facilities could be significantly higher.

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

Evaluation of Disclosure Controls and Procedures

As of June 30, 2006, the Company’s management, with the participation of the Company’s President and Chief Executive Officer and the Company’s Senior Vice President and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s President and Chief Executive Officer and the Company’s Senior Vice President and Chief Financial Officer concluded that, as of June 30, 2006, the Company’s disclosure controls and procedures were effective in ensuring that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to the Company’s management, including the Company’s President and Chief Executive Officer and the Company’s Senior Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In 2006, the Company has been sued in the United States District Court for the Northern District of Ohio and in the United States District Court for the Southern District of Florida, in each case for alleged infringement of U.S. patents by Citrix Online Division’s GoToMyPC service. The complaints name Citrix Systems, Inc. and Citrix Online LLC, a wholly-owned subsidiary of the Company, as defendants and seek unspecified damages and other relief. In response, the Company filed answers denying that GoToMyPC infringes these patents and alleging, among other things, that the asserted claims of these patents are invalid. The Company believes that it has meritorious defenses to the allegations made in the complaints and intends to vigorously defend these lawsuits; however, it is unable to currently determine the ultimate outcome of these matters or the potential exposure to loss, if any.

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

In recent quarters, a growing number of our large and medium-sized customers have decided to implement our enterprise customer license arrangements on a departmental or enterprise-wide basis. Our long sales cycle for these large-scale deployments makes it difficult to predict when these sales will occur, and we may not be able to sustain these sales on a predictable basis.

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

For example, our ability to market our Virtualization Systems products, including Presentation Server, the Access Suite, Access Essentials and other future product offerings, could be affected by Microsoft’s licensing and pricing scheme for client devices, servers and applications. Further, the announcement of the release, and the actual release, of new Windows-based server operating systems or products incorporating similar features to our products could cause our existing and potential customers to postpone or cancel plans to license certain of our existing and future product and service offerings.

In addition, alternative products for secure, remote access in the Internet software and appliance markets directly and indirectly compete with our current product lines and our online services.

Existing or new products and services that extend Internet software and appliances to provide Web-based information and application access or high performance interactive computing can materially impact our ability to sell our products and services in this market. Our current competitors in this market include Microsoft, Adobe Systems, Inc., Cisco Systems, Inc, EMC2, F5 Networks, Inc., Hewlett- Packard Company, IBM Corporation, Juniper Networks, Inc., Oracle Corporation, Sun Microsystems, Inc., Webex Communications, Inc., and other makers of secure remote access solutions.

As the markets for our products and services continue to develop, additional companies, including companies with significant market presence in the computer appliances, software and networking industries, could enter the markets in which we compete and further intensify competition. In addition, we believe price competition could become a more significant competitive factor in the future. As a result, we may not be able to maintain our historic prices and margins, which could adversely affect our business, results of operations and financial condition.

Sales of products within our Virtualization Systems product line constitute a majority of our revenue.

We anticipate that sales of products within our Virtualization Systems product line and related enhancements will constitute a majority of our revenue for the foreseeable future. Our ability to continue to generate revenue from our Virtualization Systems products will depend on market acceptance of Windows Server Operating Systems and/or UNIX Operating Systems. Declines in demand for our Virtualization Systems products could occur as a result of:

•	new competitive product releases and updates to existing products;

•	technological change;

•	general economic conditions; or

•	lack of success of entities with which we have a technology relationship.

If our customers do not continue to purchase our Virtualization Systems products as a result of these or other factors, our revenue would decrease and our results of operations and financial condition would be adversely affected.

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

In addition, to the extent our revenue grows, if at all, we believe that our cost of revenues and certain operating expenses could also increase. We believe that we could incur additional costs, including royalties, as we develop, license or buy new technologies or enhancements to our existing products and services. These added costs and royalties could increase our cost of revenues and operating expenses and lower our gross margins. For example, due to our recent acquisitions, we currently expect that our future revenue will include a greater level of revenue from appliance sales as compared to our historical level of appliance sales, which we expect will reduce our gross margins from their historical levels. However, we cannot currently quantify the costs for such transactions that have not yet occurred or of these developing trends in our business. In addition, we may need to use a substantial portion of our cash and investments or issue additional shares of our common stock to fund these additional costs.

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

Acquisitions, including those of high-technology companies, are inherently risky. We cannot assure anyone that our previous acquisitions, including our 2005 Acquisitions and our 2006 Acquisition, or any future acquisitions will be successful in helping us reach our financial and strategic goals either for that acquisition or for us generally. The risks we commonly encounter are:

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

We have a significant amount of goodwill and other intangible assets, such as product and core technology, related to our acquisitions in 2004, our 2005 Acquisitions and our 2006 Acquisition. We do not amortize goodwill and intangible assets that are deemed to have indefinite lives. However, we do amortize certain product and core technologies, trademarks, patents and other intangibles. We periodically evaluate our intangible assets, including goodwill, for impairment at the reporting unit level (operating segment). As of June 30, 2006 we had $598.9 million of goodwill, of which approximately $234.3 million of goodwill was recorded in connection with our 2005 Acquisitions and $7.4 million of goodwill was recorded in connection with our 2006 Acquisition. We review for impairment annually, or sooner if events or changes in circumstances indicate that the carrying amount could exceed fair value. Fair values are based on discounted cash flows using a discount rate determined by our management to be consistent with industry discount rates and the risks inherent in our current business model. Due to uncertain market conditions and potential changes in our strategy and product portfolio, it is possible that the forecasts we use to support our goodwill and other intangible assets could change in the future, which could result in non-cash charges that would adversely affect our results of operations and financial condition.

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

We recorded approximately $324.6 million of goodwill and intangible assets in connection with our 2005 Acquisitions and our 2006 Acquisition. If the actual revenues and operating profit attributable to acquired intangible assets are less than the projections we used to initially value these intangible assets when we acquired them, then these intangible assets may be deemed to be impaired. If we determine that any of the goodwill or other intangible assets associated with our acquisitions in 2004, our 2005 Acquisitions or our 2006 Acquisition are impaired, then we would be required to reduce the value of those assets or to write them off completely by taking a related charge to earnings. If we are required to write down or write off all or a portion of those assets, or if financial analysts or investors believe we may need to take such action in the future, our stock price and operating results could be materially adversely affected.

At June 30, 2006, we had $128.2 million, net, of unamortized identified intangibles, which include core and product technology we purchased in acquisitions or under third party licenses. We currently market the technologies acquired in our acquisitions through our Citrix Online Division products, Application Networking products, Advanced Solutions products and Management Solutions products. However, our channel distributors and entities with which we have technology relationships, customers or prospective customers may not purchase or widely accept our new appliances and continue to accept our Citrix Online Division products. If we fail to complete the development of our anticipated future product and service offerings, including product offerings acquired through the NetScaler acquisition, if we fail to complete them in a timely manner, or if we are unsuccessful in selling any new lines of products, appliances and services, we could determine that the value of the purchased technology is impaired in whole or in part and take a charge to earnings. We could also incur additional charges in later periods to reflect costs associated with completing those projects that could not be completed in a timely manner. An impairment charge could have a material adverse effect on our results of operations. If the actual revenues and operating profit attributable to acquired product and core technologies are less than the projections we used to initially value product and core technologies when we acquired it, such intangible assets may be deemed to be impaired. If we determine that any of our intangible assets are impaired, we would be required to take a related charge to earnings that could have a material adverse effect on our results of operations.

Our business could be adversely impacted by conditions affecting the information technology market.

The demand for our products and services depends substantially upon the general demand for business-related computer appliances and software, which fluctuates based on numerous factors, including capital spending levels, the spending levels and growth of our current and prospective customers and general economic conditions. Fluctuations in the demand for our products and services could have a material adverse effect on our business, results of operations and financial condition. In the past, adverse economic conditions decreased demand for our products and negatively impacted our financial results. Future economic projections for the information technology sector are uncertain. If an uncertain information technology spending environment persists, it could negatively impact our business, results of operations and financial condition.

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

We anticipate that sales of our Subscription Advantage product will continue to constitute a substantial portion of our License Updates revenue. Our ability to continue to generate both recognized and deferred revenue from our Subscription Advantage product will depend on our customers continuing to perceive value in automatic delivery of our software upgrades and enhancements. A decrease in demand for our Subscription Advantage product could occur as a result of a decrease in demand for our Virtualization Systems products. If our customers do not continue to purchase our Subscription Advantage product, our License Updates revenue and deferred revenue would decrease significantly and our results of operations and financial condition would be adversely affected.

As our international sales and operations grow, we could become increasingly subject to additional risks that could harm our business.

We conduct significant sales and customer support, development and engineering operations in countries outside of the United States including, as a result of our acquisition of NetScaler, product development in Bangalore, India. During the three months ended June 30, 2006, we derived approximately 46% of our revenues from sales outside the United States. Our continued growth and profitability could require us to further expand our international operations. To successfully expand international sales, we must establish additional foreign operations, hire additional personnel and recruit additional international resellers. Our international operations are subject to a variety of risks, which could cause fluctuations in the results of our international operations. These risks include:

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

Our results of operations are also subject to fluctuations in foreign currency exchange rates. In order to minimize the impact on our operating results, we generally initiate our hedging of currency exchange risks approximately one year in advance of anticipated foreign currency expenses. As a result of this practice, foreign currency denominated expenses will be higher in the current year if the dollar was weak in the prior year. If the dollar is strong in the current year, most of the benefits will be reflected in our operating costs. There is a risk that there will be fluctuations in foreign currency exchange rates beyond the one year timeframe for which we hedge our risk. In the first six months of 2005 our operating expenses were generally lower due to a stronger dollar compared to the first six months of 2006 during which our operating expenses were higher due to the dollar being generally weaker.

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

Our efforts to protect our proprietary rights may not be successful. We rely primarily on a combination of copyright, trademark, patent and trade secret laws, confidentiality procedures and contractual provisions, to protect our proprietary rights. The loss of any material trade secret, trademark, tradename, patent or copyright could have a material adverse effect on our business. Despite our precautions, it could be possible for unauthorized third parties to copy or reverse engineer certain portions of our products or to otherwise obtain and use our proprietary information. If we cannot protect our proprietary technology against unauthorized copying or use, we may not remain competitive. Any patents owned by us could be invalidated, circumvented or challenged. Any of our pending or future patent applications, whether or not being currently challenged, may not be issued with the scope we seek, if at all, and if issued, may not provide any meaningful protection or competitive advantage.

In addition, our ability to protect our proprietary rights could be affected by:

•	Differences in International Law; Enforceability of Licenses. The laws of some foreign countries do not protect our intellectual property to the same extent as do the laws of the United States and Canada. For example, we derive a significant portion of our sales from licensing our packaged products under “shrink wrap” or “click-to-accept” license agreements that are not signed by licensees and electronic enterprise customer licensing arrangements that are delivered electronically, all of which could be unenforceable under the laws of many foreign jurisdictions in which we license our products.

•	Third Party Infringement Claims. As we expand our product lines, including our Application Networking products and our Citrix Online Division products, through product development and acquisitions and the number of products and competitors in our industry segments increase and the functionality of these products overlap, we could become increasingly subject to infringement claims and claims to the unauthorized use of a third-party’s code in our products. Companies and inventors are more frequently seeking to patent software and business methods because of developments in the law that could extend the ability to obtain such patents. As a result, we could receive more patent infringement claims. Responding to any infringement claim, regardless of its validity, could result in costly litigation; injunctive relief or require us to obtain a license to intellectual property rights of those third parties. Licenses may not be available on reasonable terms, on terms compatible with the protection of our proprietary rights, or at all. In addition, attention to these claims could divert our management’s time and attention from developing our business. If a successful claim is made against us and we fail to develop or license a substitute technology, our business, results of operations, financial condition or cash flows could be materially adversely affected.

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

The Company and its subsidiary, Citrix Systems International GmbH, maintain credit facility agreements that contain financial covenants tied to maximum consolidated leverage and minimum interest coverage, among other things. The credit facility agreements also contain affirmative and negative covenants, including limitations related to indebtedness, contingent obligations, liens, mergers, acquisitions, investments, sales of assets and other corporate changes of the Company, and payment of dividends, including dividends from our subsidiaries to us. If we fail to comply with these covenants or any other provision of the credit facility agreements, we may be in default under the credit facility agreements, and we cannot assure you that we will be able to obtain the necessary waivers or amendments of such default. Upon an event of default under our credit facility agreements not otherwise amended or waived, the affected lenders could accelerate the repayment of any outstanding principal and accrued interest on their outstanding loans and terminate their commitments to lend additional funds, which may have a material adverse effect on our liquidity and financial position.

If our security measures are breached and unauthorized access is obtained to our Citrix Online Division customers’ data, our services may be perceived as not being secure and customers may curtail or stop using our service.

Use of our GoToMyPC, GoToMeeting, GoToAssist or GoToWebinar services involves the storage and transmission of customers’ proprietary information, and security breaches could expose us to a risk of loss of this information, litigation and possible liability. If our security measures are breached as a result of third-party action, employee error, malfeasance or otherwise, and, as a result, someone obtains unauthorized access to one of our online customers’ data, our reputation will be damaged, our business may suffer and we could incur significant liability. Because techniques used to obtain unauthorized access to or sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If any compromises of security were to occur, it could have the effect of substantially reducing the use of the Web for commerce and communications. Anyone who circumvents our security measures could misappropriate proprietary information or cause interruptions in our services or operations. The Internet is a public network, and data are sent over this network from many sources. In the past, computer viruses, software programs that disable or impair computers, have been distributed and have rapidly spread over the Internet. Computer viruses could be introduced into our systems or those of our customers or suppliers, which could disrupt our network or make it inaccessible to our Citrix Online Division customers. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose sales and customers for our Citrix Online Division, which would significantly adversely affect our financial condition and the operating results for our Citrix Online Division.

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

Disruption of our operations at our corporate headquarters, particularly due to natural disasters, could negatively impact our results of operations.

Significant portions of our computer equipment, intellectual property resources and personnel, including critical resources dedicated to research and development and administrative support functions are presently located at our corporate headquarters in Fort Lauderdale, Florida, an area of the country that is particularly prone to hurricanes, or our various locations in southern California, an area of the country that is particularly prone to earthquakes. The occurrence of a natural disaster or other unanticipated catastrophes, such as a hurricane or earthquake, could cause interruptions in our operations. For example, in October 2005, Hurricane Wilma passed through southern Florida causing extensive damage to the region, including some minor damage to our corporate headquarters facility. Extensive or multiple interruptions in our operations due to future natural disasters or unanticipated catastrophes could severely disrupt our operations and have a material adverse effect on our results of operations.

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

The stock market in general, The Nasdaq Global Select Market, (formerly, the Nasdaq National Market) and the market for software companies and technology companies in particular, have experienced extreme price and volume fluctuations. These broad market and industry factors could materially and adversely affect the market price of our stock, regardless of our actual operating performance.

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

General economic and market conditions, and other factors outside our control including terrorist and military actions, could adversely affect our business and impair the value of our investments. Any downturn in general economic conditions could result in a reduction in demand for our products and services and could harm our business. These conditions make it difficult for us, and our customers, to accurately forecast and plan future business activities and could have a material adverse effect on our business, financial condition and results of operations. In addition, an economic downturn could result in an impairment in the value of our investments requiring us to record losses related to such investments. Impairment in the value of these investments may disrupt our ongoing business and distract management. As of June 30, 2006 we had $500.5 million of short and long-term investments, including restricted investments, with various issuers and financial institutions. In many cases we do not attempt to reduce or eliminate our market exposure on these investments and could incur losses related to the impairment of these investments. Fluctuations in economic and market conditions could adversely affect the value of our investments, and we could lose some of our investment portfolio. A total loss of an investment could adversely affect our results of operations and financial condition. For further information on these investments, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources.”

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer

The Company’s Board of Directors has authorized an ongoing stock repurchase program with a total repurchase authority granted to the Company of $1.2 billion, of which $200.0 million was authorized in February 2006, the objective of which is to improve stockholders’ returns. At June 30, 2006, approximately $229.3 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. The following table shows the monthly activity related to the Company’s stock repurchase program for the three month period ending June 30, 2006:

	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or approximate dollar value) of Shares (or Units) that may yet be Purchased under the Plans or Programs
April 1, 2006 through April 30, 2006	128,578	$38.08	(2)	128,578	$227,501
May 1, 2006 through May 31, 2006	183,052	46.78	(2)	183,052	202,501
June 1, 2006 through June 30, 2006	241,097	35.52	(2)	241,097	229,300	(3)

Total	552,727	$39.85	(2)	552,727	$229,300

(1)	Represents shares received under the Company’s prepaid stock repurchase programs. The Company received a net amount of approximately $1.8 million dollars related to the maturity of certain of its structured stock repurchase agreements and did not make any open market purchases during the quarter. For more information see note 11 to the Company’s condensed consolidated financial statements.
(2)	These amounts represent the cumulative average price paid per share, excluding the effect of premiums received, for shares received under the Company’s prepaid stock repurchase programs some of which extend over more than one fiscal period.
(3)	Amount available under the remaining dollar amount the Company has to repurchase shares pursuant to its stock repurchase program increased due to the refund of the notional amount and the receipt of a premium received under one of its structured programs in June 2006.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s annual meeting of stockholder’s held on May 18, 2006, the Company’s stockholders took the following actions:

The Company’s stockholders elected Thomas F. Bogan and Gary E. Morin, each as a Class II director, to serve for a three-year term expiring at the Company’s annual meeting of stockholders in 2009 or until his successor has been duly elected and qualified or until his earlier resignation or removal. The directors were elected by a plurality of the votes cast at the 2006 annual meeting as follows: 150,848,470 shares voted for the election of Mr. Bogan and 150,982,583 shares voted for the election of Mr. Morin; and 4,061,338 shares were withheld from the election of Mr. Bogan and 3,927,225 shares were withheld from the election of Mr. Morin. No other persons were nominated, nor received votes, for election as a director of the Company at the 2006 annual meeting. The other directors of the Company whose terms continued after the 2006 annual meeting were Mark B. Templeton, Stephen M. Dow, Godfrey R. Sullivan, Murray J. Demo and John W. White. John W. White resigned as a director of the Company in the second quarter of 2006, after the annual meeting of stockholders, and Mr. Asiff Hirji was elected by the remaining directors to fill the vacancy created by Mr. White’s resignation.

The Company’s stockholders approved the amendment to the Company’s 2005 Equity Incentive Plan. The votes cast at the 2006 annual meeting were as follows: 98,360,465 shares voted for, 31,526,894 shares voted against and 942,027 shares abstained from voting.

The Company’s stockholders approved the ratification of the accounting firm of Ernst & Young LLP as the Company’s independent registered public accountants for the fiscal year 2006. The votes cast at the 2006 annual meeting were as follows: 148,372,476 shares voted for, 5,509,925 voted against and 946,406 shares abstained from voting.

ITEM 5. OTHER INFORMATION

10b5-1 Trading Plan. The Company’s policy governing transactions in its securities by its directors, officers and employees permits its officers, directors and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The Company has been advised that Gary E. Morin, a member of the Company’s Board of Directors entered into a trading plan during the second quarter of 2006 in accordance with Rule 10b5-1 and the Company’s policy governing transactions in its securities. The Company undertakes no obligation to update or revise the information provided herein, including for revision or termination of an established trading plan.

Amendment of 2005 Equity Incentive Plan. In February 2006, the Company’s Board of Directors approved an amendment to the 2005 Plan to increase the number of shares of common stock authorized for issuance under the 2005 Plan by 5,400,000 shares and increased the number of shares of common stock issuable pursuant to awards of restricted stock, restricted stock units, performance units or stock grants by 500,000. At the Company’s annual meeting held on May 18, 2006, the Company’s stockholders approved the amendment to the 2005 Plan. As a result of the amendment, an aggregate of 15,500,500 shares of common stock are reserved for issuance under the 2005 Plan, of which 1,000,000 may be issued pursuant to awards of restricted stock, restricted stock units, performance units or stock grants. No other changes were made to the 2005 Plan.

Non-Employee Director Compensation. During the second quarter of 2006, the Company began awarding non-vested stock units with service-based vesting to its non-employee directors pursuant to the terms of the 2005 Plan and a restricted stock unit agreement for non-employee directors and in accordance with the Company’s policy concerning compensation of non-employee directors. Such awards of non-vested stock units generally vest in equal monthly installments during a one-year period from the date of the award, and vesting continues for so long as such non-employee director maintains a business relationship or other association with the Company and its subsidiaries. A copy of the form of Restricted Stock Unit Agreement for Non-Employee Directors is filed with this Form 10-Q as Exhibit 10.1.

Change in Control Agreement. On August 4, 2006, the Company entered into a change in control agreement with Brett M. Caine, the Company’s Group Vice President and General Manager, Citrix Online Division. Under the terms of his agreement, Mr. Caine is entitled to receive certain compensation and benefits in the event of a “change-in-control” of the Company.

In the event that, during the 12-month period following a change in control, the Company terminates Mr. Caine other than for cause, or Mr. Caine terminates his employment for “good reason,” Mr. Caine is entitled to receive a lump sum payment equal to one times his annual base salary plus his target bonus, both determined as of the date Mr. Caine’s employment is terminated or, if higher, as of immediately prior to the change in control. Additionally, Mr. Caine will receive, at the Company’s expense, certain benefits, including health, dental and life insurance, for 18 months following the date of termination.

Upon a change in control, all stock options and other equity-based awards granted to Mr. Caine will immediately accelerate and become fully exercisable as of the effective date of the change-in-control such that all stock options and other equity-based awards shall be fully vested and all performance criteria set forth in the applicable award agreement will be deemed fully attained. Mr. Caine is also entitled to a “gross-up payment” that, on an after-tax basis, is equal to the taxes imposed on the severance payments under the change-in-control agreement in the event any payment or benefit to him is considered an “excess parachute payment” and subject to an excise tax under the Internal Revenue Code.

Agreement to Acquire Orbital Data Corporation. On August 4, 2006, the Company and Banyan Acquisition Corporation, a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Orbital Data Corporation, a privately held Delaware corporation headquartered in San Mateo, California (“Orbital Data”), and John Jaggers as the stockholder representative. There are no material relationships among the Company and Orbital Data or among any of their respective subsidiaries and any of the parties to the Merger Agreement and related agreements, other than in respect of such agreements themselves.

Pursuant to the Merger Agreement, the Company proposes to acquire all of the issued and outstanding voting securities of Orbital Data by means of a merger of Orbital Data and Merger Sub, with Orbital Data continuing as the surviving corporation (the “Merger”). The consideration payable to the shareholders of Orbital Data in this transaction is cash of approximately $50 million and the assumption of approximately 0.3 million in unvested stock-based instruments, each of which upon vesting will be exercisable for the right to receive one share of the Company’s common stock.

This transaction has been unanimously approved by the board of directors of both the Company and Orbital Data. The parties to the Merger Agreement anticipate completing this transaction in the third quarter of 2006, subject to customary closing conditions, including approval by the stockholders of Orbital Data.

The foregoing description of the transaction does not purport to be complete and is qualified in its entirety by reference to the complete text of the Merger Agreement, which will be filed with the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2006, unless earlier terminated or filed.

ITEM 6.	EXHIBITS

(a)	List of exhibits

Exhibit No.	Description
10.1*	Form of Restricted Stock Unit Agreement for Non-Employee Directors under the Citrix Systems, Inc. 2005 Equity Incentive Plan

10.2*	Amendment to Citrix Systems, Inc. 2005 Equity Incentive Plan

10.3*	Citrix Systems, Inc. 2005 Equity Incentive Plan Non-Qualified Stock Option Master Agreement (Domestic)

10.4*	Citrix Systems, Inc. 2005 Equity Incentive Plan Stock Option Master Agreement (French)

10.5*	Change in Control Agreement, dated as of August 4, 2006, by and between Citrix Systems, Inc. and Brett M. Caine

31.1	Rule 13a-14(a) / 15d-14(a) Certification

31.2	Rule 13a-14(a) / 15d-14(a) Certification

32.1	Section 1350 Certifications

*	Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 8th day of August 2006.

CITRIX SYSTEMS, INC.

By:	/s/ DAVID J. HENSHALL
David J. Henshall
Senior Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1*	Form of Restricted Stock Unit Agreement for Non-Employee Directors under the Citrix Systems, Inc. 2005 Equity Incentive Plan

10.2*	Amendment to Citrix Systems, Inc. 2005 Equity Incentive Plan

10.3*	Citrix Systems, Inc. 2005 Equity Incentive Plan Non-Qualified Stock Option Master Agreement (Domestic)

10.4*	Citrix Systems, Inc. 2005 Equity Incentive Plan Stock Option Master Agreement (French)

10.5*	Change in Control Agreement, dated as of August 4, 2006, by and between Citrix Systems, Inc. and Brett M. Caine

31.1	Rule 13a-14(a) / 15d-14(a) Certification

31.2	Rule 13a-14(a) / 15d-14(a) Certification

32.1	Section 1350 Certifications

*	Indicates a management contract or any compensatory plan, contract or arrangement.