Form 10-Q
period 2006-09-30
CITRIX SYSTEMS INC
filed 2006-11-03
CIK 877890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

As of October 30, 2006 there were 180,585,145 shares of the registrant’s Common Stock, $.001 par value per share, outstanding.

CITRIX SYSTEMS, INC.

Form 10-Q

For the Quarterly Period Ended September 30, 2006

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CITRIX SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2006	December 31, 2005
	(unaudited)
	(In thousands, except par value)
Assets
Current assets:
Cash and cash equivalents	$216,539	$484,035
Short-term investments	240,598	18,900
Accounts receivable, net of allowances of $3,834 and $4,382 at September 30, 2006 and December 31, 2005, respectively	149,343	142,015
Inventories, net	5,415	3,933
Prepaid expenses and other current assets	43,055	31,164
Current portion of deferred tax assets, net	46,649	46,410

Total current assets	701,599	726,457
Restricted cash equivalents and investments	63,786	63,728
Long-term investments	279,198	51,286
Property and equipment, net	86,821	73,727
Goodwill	636,962	591,994
Other intangible assets, net	136,802	137,333
Long-term portion of deferred tax assets, net	42,470	29,158
Other assets	9,209	7,973

	$1,956,847	$1,681,656

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$38,917	$33,495
Accrued expenses	121,727	125,029
Income taxes payable	—	1,329
Current portion of deferred revenues	293,212	266,223

Total current liabilities	453,856	426,076
Long-term portion of deferred revenues	21,250	19,803
Long-term debt	—	31,000
Other liabilities	7,234	1,297

Commitments and contingencies

Stockholders’ equity:
Preferred stock at $.01 par value: 5,000 shares authorized, none issued and outstanding	—	—
Common stock at $.001 par value: 1,000,000 shares authorized; 237,483 and 226,573 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	237	226
Additional paid-in capital	1,487,958	1,189,460
Deferred compensation	—	(18,873)
Retained earnings	1,082,373	944,626
Accumulated other comprehensive income (loss)	1,145	(4,463)

	2,571,713	2,110,976

Less— common stock in treasury, at cost (55,915 and 49,965 shares at September 30, 2006 and December 31, 2005, respectively)	(1,097,206)	(907,496)

Total stockholders’ equity	1,474,507	1,203,480

	$1,956,847	$1,681,656

See accompanying notes.

CITRIX SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues:
Product licenses	$113,379	$97,262	$345,363	$279,304
License updates	102,854	84,511	296,475	242,141
Online services	39,055	26,163	105,821	70,372
Technical services	22,563	19,011	65,658	48,249

Total net revenues	277,851	226,947	813,317	640,066

Cost of revenues:
Cost of license revenues	8,201	4,828	22,948	8,473
Cost of services revenues	11,320	6,611	33,131	16,521
Amortization of core and product technology	4,657	4,477	14,243	11,488

Total cost of revenues	24,178	15,916	70,322	36,482

Gross margin	253,673	211,031	742,995	603,584

Operating expenses:
Research and development	39,432	27,540	111,314	79,007
Sales, marketing and support	118,027	96,632	343,966	283,061
General and administrative	42,957	31,919	122,371	89,480
Amortization of other intangible assets	4,360	3,147	12,542	7,538
In-process research and development	1,000	7,000	1,000	7,000

Total operating expenses	205,776	166,238	591,193	466,086

Income from operations	47,897	44,793	151,802	137,498
Interest income	12,525	6,742	30,429	16,743
Interest expense	(75)	(1,060)	(586)	(1,084)
Other expense, net	(373)	(112)	(970)	(18)

Income before income taxes	59,974	50,363	180,675	153,139
Income taxes	13,356	9,410	42,928	45,740

Net income	$46,618	$40,953	$137,747	$107,399

Earnings per share:
Basic	$0.25	$0.24	$0.76	$0.63

Diluted	$0.25	$0.23	$0.73	$0.61

Weighted average shares outstanding:
Basic	183,008	172,870	181,418	170,921

Diluted	188,882	178,210	188,829	176,441

See accompanying notes.

CITRIX SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
	(In thousands)
Operating Activities
Net income	$137,747	$107,399
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	26,785	19,026
Depreciation and amortization of property and equipment	19,543	15,845
Stock-based compensation expense	40,476	1,386
In-process research and development	1,000	7,000
Provision for (recovery of) doubtful accounts	1,639	(101)
Provision for product returns	3,044	4,245
Provision for inventory reserves	1,561	245
Tax effect of stock-based compensation	50,506	19,306
Excess tax benefit from exercise of stock options	(50,542)	—
Realized gain on investments	—	(658)
Other non-cash items	197	277

Total adjustments to reconcile net income to net cash provided by operating activities	94,209	66,571
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(10,737)	963
Inventories	(2,642)	(768)
Prepaid expenses and other current assets	(11,305)	3,352
Other assets	(1,157)	211
Deferred tax assets, net	(8,999)	(3,475)
Accounts payable	2,493	(670)
Accrued expenses	(6,164)	(2,587)
Income taxes payable	(1,330)	21,002
Deferred revenues	27,773	24,861
Other liabilities	5,702	(2,952)

Total changes in operating assets and liabilities, net of the effects of acquisitions	(6,366)	39,937

Net cash provided by operating activities	225,590	213,907
Investing Activities
Purchases of available-for-sale investments	(625,207)	(160,382)
Proceeds from sales of available-for-sale investments	82,271	396,580
Proceeds from maturities of available-for-sale investments	93,844	137,616
Purchases of property and equipment	(35,513)	(16,699)
Cash paid for acquisitions, net of cash acquired	(60,968)	(136,676)

Net cash (used in) provided by investing activities	(545,573)	220,439
Financing Activities
Proceeds from issuance of common stock	219,027	60,933
Excess tax benefit from exercise of stock options	50,542	—
Cash paid under stock repurchase programs	(182,232)	(135,533)
Proceeds from term loan and revolving credit facility	—	175,000
Payments on debt	(34,850)	(100,000)

Net cash provided by financing activities	52,487	400

Change in cash and cash equivalents	(267,496)	434,746
Cash and cash equivalents at beginning of period	484,035	73,485

Cash and cash equivalents at end of period	$216,539	$508,231

Supplemental non-cash investing activity:
Increase (decrease) in restricted cash equivalents and investments	$58	$(85,309)

Supplemental non-cash financing activity:
Fair value of stock issued in connection with acquisitions	$—	$154,507

See accompanying notes.

Citrix Systems, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2006

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

Investments

Short and long-term investments at September 30, 2006 and December 31, 2005 primarily consist of corporate securities, government securities and municipal securities. Investments classified as available-for-sale are stated at fair value with unrealized gains and losses, net of taxes, reported in accumulated other comprehensive income (loss). In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 95, Statement of Cash Flows, the Company classifies available-for-sale securities, including its investments in auction rate securities that are available to meet the Company’s current operational needs, as short-term. The Company does not recognize changes in the fair value of its investments in income unless a decline in value is considered other-than-temporary in accordance with the Financial Accounting Standards Board (the “FASB”) Staff Position 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.

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

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2006

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

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2006

term. Technical Services revenues are comprised of fees from technical support services which are recognized ratably over the contract term as well as revenues from product training and certification, and consulting services revenue related to implementation of the Company’s products, which is recognized as the services are provided.

The Company licenses most of its products bundled with an initial subscription for license updates that provide the end-user with free enhancements and upgrades to the licensed product on a when and if available basis. Customers may also elect to purchase subscriptions for license updates, when not bundled with the initial product release or purchase, technical support, product training or consulting services. The Company allocates revenue to license updates and any other undelivered elements of the arrangement based on VSOE of fair value of each element and such amounts are deferred until the applicable delivery criteria and other revenue recognition criteria described above have been met. The balance of the revenue, net of any discounts inherent in the arrangement, is allocated to the delivered product using the residual method and recognized at the outset of the arrangement as the product licenses are delivered. If management cannot objectively determine the fair value of each undelivered element based on VSOE, revenue recognition is deferred until all elements are delivered, all services have been performed, or until fair value can be objectively determined.

In the normal course of business, the Company does not permit product returns, but it does provide most of its distributors with stock balancing and price protection rights. Stock balancing rights permit distributors to return products to the Company by the forty-fifth day of the fiscal quarter, subject to ordering an equal dollar amount of the Company’s other products prior to the last day of the same fiscal quarter. Price protection rights require that the Company grant retroactive price adjustments for inventories of products held by distributors if it lowers prices for such products. The Company establishes provisions for estimated returns for stock balancing and price protection rights, as well as other sales allowances, concurrently with the recognition of revenue. The provisions are established based upon consideration of a variety of factors, including, among other things, recent and historical return rates for both, specific products and distributors, estimated distributor inventory levels by product, the impact of any new product releases and projected economic conditions. Actual product returns for stock balancing and price protection provisions incurred are, however, dependent upon future events, including the amount of stock balancing activity by distributors and the level of distributor inventories at the time of any price adjustments. The Company continually monitors the factors that influence the pricing of its products and distributor inventory levels and makes adjustments to these provisions when it believes actual returns and other allowances could differ from established reserves. The Company’s ability to recognize revenue upon shipment to distributors is predicated on its ability to reliably estimate future stock balancing returns. If actual experience or changes in market condition impairs the Company’s ability to estimate returns, it would be required to defer the recognition of revenue until the delivery of the product to the end-user. Allowances for estimated product returns amounted to approximately $1.6 million and $2.3 million at September 30, 2006 and December 31, 2005, respectively. The Company has not reduced and has no current plans to reduce its prices for inventory currently held by distributors. Accordingly, there were no reserves required for price protection at September 30, 2006 and December 31, 2005. The Company also records estimated reductions to revenue for customer programs and incentive offerings including volume-based incentives. If market conditions were to decline, the Company could take actions to increase its customer incentive offerings, which could result in an incremental reduction to revenue at the time the incentive is offered.

Accounting for Stock-Based Compensation

Plans

The Company’s stock-based compensation program is a broad based, long-term retention program that is intended to attract and reward talented employees and align stockholder and employee interests. As of September 30, 2006, the Company had two stock-based compensation plans under which it was granting stock options, shares of non-vested stock and non-vested stock units. The Company is currently granting stock-based awards from its 2005 Equity Incentive Plan (as amended, the “2005 Plan”) and 2005 Employee Stock Purchase Plan (the “2005 ESPP”). Upon the 2006 acquisitions of Orbital Data Corporation (“Orbital Data”) and Reflectent Software, Inc. (“Reflectent”) the Company assumed Orbital Data Corporation’s 2006 Restricted Stock Unit Plan, Orbital Data Corporation’s 2002 Equity Incentive Plan, Reflectent Software, Inc.’s 2003 Stock Plan and Reflectent Software, Inc.’s Restricted Stock Unit Plan. The Company’s Board of Directors has provided that no new awards will be granted under the Company’s acquired stock plans. The Company’s superseded and expired stock plans include the Amended and Restated 1995 Stock Plan, Second Amended and Restated 2000 Director and Officer Stock Option and Incentive Plan, Second Amended and Restated 1995 Non-Employee Director Stock Option Plan and Third Amended and Restated 1995 Employee Stock Purchase Plan (the “1995 ESPP”). Awards previously granted under these plans and still outstanding, however, typically expire ten years from the date of grant and will continue to be subject to all the terms and conditions of such plans, as applicable. During the second quarter of 2006, the Company began awarding non-

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2006

vested stock units and non-vested stock awards with performance measures to certain key executives as part of its overall compensation program. In addition, during the second quarter of 2006, the Company also began awarding its non-employee directors non-vested stock units with service based vesting.

Under the terms of the 2005 Plan, the Company is authorized to grant incentive stock options (“ISOs”), non-qualified stock options (“NSOs”), non-vested stock, non-vested stock units, stock appreciation rights (“SARs”), performance units and to make stock-based awards to full and part-time employees of the Company and its subsidiaries or affiliates, where legally eligible to participate, as well as consultants and non-employee directors of the Company. The 2005 Plan provides for the issuance of a maximum of 15,500,000 shares of common stock of which 5,400,000 was authorized by the Company’s Board of Directors in February 2006 and the Company’s stockholders in May 2006. Under the 2005 Plan, ISOs must be granted at exercise prices no less than fair market value on the date of grant, except for ISOs granted to employees who own more than 10% of the Company’s combined voting power, for which the exercise prices must be no less than 110% of the market value at the date of grant. NSOs and SARs must be granted at no less than market value on the date of grant, or in the case of SARs in tandem with options, at the exercise price of the related option. Non-vested stock awards may be granted for such consideration in cash, other property or services, or a combination thereof, as determined by the Compensation Committee of the Board of Directors of the Company. All stock-based awards are exercisable upon vesting. As of September 30, 2006, there were 36,144,516 shares of common stock reserved for issuance pursuant to the Company’s stock-based compensation plans and the Company had authorization under its 2005 Plan to grant 8,644,115 additional stock-based awards at September 30, 2006.

The 2005 ESPP was originally adopted by the Board in March 2005 and approved by the Company’s stockholders in May 2005. The 2005 ESPP replaced the Company’s 1995 ESPP under which no more shares may be granted. Under the 2005 ESPP, all full-time and certain part-time employees of the Company are eligible to receive options to purchase common stock of the Company twice per year at the end of a six month payment period (a “Payment Period”). During each Payment Period, eligible employees who so elect may authorize payroll deductions in an amount no less than 1% nor greater than 10% of his or her base pay for each payroll period in the Payment Period. At the end of each Payment Period, the accumulated deductions are used to purchase shares of common stock from the Company up to a maximum of 12,000 shares for any one employee during a Payment Period. Shares are purchased at a price equal to 85% of the fair market value of the Company’s common stock on the last business day of a Payment Period. Employees who, after exercising their rights to purchase shares of common stock under the 2005 ESPP, would own shares of 5% or more of the voting power of the Company’s common stock, are ineligible to participate under the 2005 ESPP. The 2005 ESPP provides for the issuance of a maximum of 10,000,000 shares of common stock. As of September 30, 2006, 338,715 shares had been issued under the 2005 ESPP.

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

As a result of adopting SFAS No. 123R on January 1, 2006, the Company’s income before income taxes and net income for the three months ended September 30, 2006, are $10.7 million and $8.3 million lower, respectively, and for the nine months ended September 30, 2006 $30.0 million and $24.3 million lower, respectively, than if the Company had continued to account for stock-based compensation under APB Opinion No. 25. The Company’s earnings per share for the three months ended September 30, 2006 is $0.04 lower for both basic and diluted and for the nine months ended September 30, 2006 is $0.13 lower for both basic and diluted than if the Company had continued to account for stock-based compensation under APB Opinion No. 25.

Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits from deductions resulting from the exercise of stock options as operating cash flows in its statement of cash flows. SFAS No. 123R requires that the portion of

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2006

benefits resulting from tax deductions in excess of recognized compensation (the “excess tax benefits”) be presented as financing cash flows. The excess tax benefits were approximately $50.5 million for the nine months ended September 30, 2006 and would have been presented as an operating cash inflow prior to the adoption SFAS No. 123R. In addition, the Company previously presented deferred compensation as a separate component of stockholders’ equity. Upon adoption, of SFAS No. 123R, the Company reclassified the balance in deferred compensation to additional paid-in capital on its accompanying condensed consolidated balance sheet.

Pro Forma Information Under SFAS No. 123 for Periods Prior to January 1, 2006

The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based awards for the three and nine months ended September 30, 2005 (in thousands, except per share information):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income:
As reported	$40,953	$107,399
Add: Total stock-based employee compensation included in net income as reported, net of related tax effects	759	898
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(10,906)	(27,263)

Pro forma	$30,806	$81,034

Basic earnings per share:
As reported	$0.24	$0.63

Pro forma	$0.18	$0.47

Diluted earnings per share:
As reported	$0.23	$0.61

Pro forma	$0.17	$0.46

For purposes of the pro forma calculations, the fair value of each option was estimated on the date of the grant using the Black-Scholes option-pricing model, assuming no expected dividends, and the following assumptions:

	Stock Options granted during the
	Three Months ended September 30, 2005	Nine Months ended September 30, 2005
Expected volatility factor	0.31	0.31 – 0.35
Approximate risk free interest rate	4.0%	3.7%-4.0%
Expected term (in years)	3.32	3.32

The Company estimated the expected volatility factor based upon implied and historical data. The approximate risk free interest rate was based on the implied yield available on U.S. Treasury zero-coupon issues with remaining terms equivalent to the Company’s expected term. The expected term of the Company’s stock options was based on the historical exercise patterns considering changes in vesting periods and contractual terms. The weighted average fair value of stock options granted during the three and nine months ended September 30, 2005 was $11.14 and $9.34, respectively. The total intrinsic value of stock options exercised during the three and nine months ended September 30, 2005 was $13.6 million and $36.5 million, respectively. Forfeitures were recognized as they occurred.

For purposes of the pro forma calculations, the fair value of each stock-based award related to the 1995 ESPP was estimated using the Black-Scholes option-pricing model, assuming no expected dividends, and the following assumptions:

	Three Months ended September 30, 2005	Nine Months ended September 30, 2005
Expected volatility factor	0.28	0.28 – 0.33
Approximate risk free interest rate	3.4%	2.5% – 3.4%
Expected term	6 months	6 months

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2006

The Company estimated the expected volatility factor based on historical data. The approximate risk free interest rate was based on the implied yield available on U.S. Treasury zero-coupon issues with remaining term equivalent to the Company’s expected term. The expected term for the 1995 ESPP is the six month Payment Period. The weighted average fair value of the shares purchased under the 1995 ESPP during the three and nine months ended September 30, 2005 was $23.78 and $22.78, respectively.

Valuation and Expense Information under SFAS No. 123R

The Company recorded stock-based compensation costs of $40.5 million and recognized a tax benefit related to stock-based compensation of $50.5 million in the nine months ended September 30, 2006. As required by SFAS No. 123R, the Company estimates forfeitures of employee stock options and recognizes compensation cost only for those awards expected to vest. Forfeiture rates are determined based on historical experience. Estimated forfeitures are adjusted to actual forfeiture experience as needed.

Total stock-based compensation and related deferred tax asset recognized in the Company’s consolidated statement of income is $14.8 million and $2.6 million, respectively, for the three months ended September 30, 2006 and $40.5 million and $6.6 million, respectively, for the nine months ended September 30, 2006. The detail of the total stock-based compensation recognized by income statement classification is as follows (in thousands):

Income Statement Classifications	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Cost of services revenues	$398	$1,145
Research and development	4,405	12,785
Sales, marketing and support	5,675	16,321
General and administrative	4,367	10,225

Total	$14,845	$40,476

In connection with the adoption of SFAS No. 123R, the Company estimated the fair value of each stock option on the date of grant using the Black-Scholes option-pricing model, applying the following assumptions and amortizing that value to expense over the option’s vesting period using the ratable approach:

	Stock Options granted during the
	Three Months ended September 30, 2006	Nine Months ended September 30, 2006
Expected volatility factor	0.34	0.30-0.34
Approximate risk free interest rate	4.9%	4.5% -4.9%
Expected term (in years)	3.0	3.0
Expected dividend yield	0%	0%

For purposes of determining the expected volatility factor, the Company considered implied volatility in two-year market-traded options of the Company’s common stock based on third party volatility quotes in accordance with the provisions of Staff Accounting Bulletin (“SAB”) No. 107. The Company’s decision to use implied volatility was based upon the availability of actively traded options on the Company’s common stock and its assessment that implied volatility is more representative of future stock price trends than historical volatility. The approximate risk free interest rate was based on the implied yield available on U.S. Treasury zero-coupon issues with remaining terms equivalent to the Company’s expected term on its options. The expected term of the Company’s stock options was based on the historical employee exercise patterns considering changes in vesting periods and contractual terms. The Company also analyzed its historical pattern of option exercises based on certain demographic characteristics and determined that there were no meaningful differences in option exercise activity based on the demographic characteristics. The Company does not intend to pay dividends on its common stock in the foreseeable future. Accordingly, the Company used a dividend yield of zero in its option pricing model. The weighted average fair value of stock options granted during the three and nine months ended September 30, 2006 was $10.62 and $10.97, respectively.

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2006

Stock Options

As part of the Company’s acquisitions of Orbital Data and Reflectent (the “2006 Acquisitions”), the Company assumed 186,642 options to purchase shares of its common stock, of which options to purchase 120,940 shares of common stock have a five year life and vest over three years at a rate of 33.3% of the shares underlying the option one year from date of grant and at a rate of 2.78% monthly thereafter. The remaining options assumed in the 2006 Acquisitions vest based on service at varying rates through April of 2007. All other options granted during the quarter were from the Company’s 2005 Plan. Options granted from the 2005 Plan typically have a five year life and vest over three years at a rate of 33.3% of the shares underlying the option one year from date of grant and at a rate of 2.78% monthly thereafter. A summary of the status and activity of the Company’s fixed option awards is as follows:

Options	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2005	34,305,837	$25.86	4.79
Granted	4,575,471	34.17
Exercised	(10,534,111)	19.95
Forfeited or expired	(1,084,027)	29.38

Outstanding at September 30, 2006	27,263,170	29.41	3.96	$300,823

Vested or expected to vest at September 30, 2006	25,091,934	29.42	3.92	$283,531

Exercisable at September 30, 2006	18,224,589	30.51	3.75	$211,664

The total intrinsic value of stock options exercised during the three and nine months ended September 30, 2006 was $16.4 million and $172.7 million, respectively.

Non-vested Stock

As part of the Company’s acquisition of NetScaler, Inc. and Teros, Inc. (the “2005 Acquisitions”), it assumed 25,179 shares of non-vested stock held by certain employees of the acquired companies. The non-vested stock assumed vests monthly based on service through October 2007 dependent upon the remaining vesting period of such non-vested stock at the time of the acquisition. As part of an overall retention program, the Company also granted 60,000 shares of non-vested stock to certain employees retained from the 2005 Acquisitions. Of the non-vested stock granted, 45,000 shares vest 50% on the first anniversary of the grant date and 50% on the second anniversary of the grant date, and the remaining 15,000 non-vested shares granted vest 50% on the first anniversary of the grant date and 50% eighteen months from the grant date. In addition to the non-vested stock the Company issued in conjunction with it 2005 Acquisitions, in 2006, the Company awarded non-vested stock from the 2005 Plan to a certain executive that vests upon achieving certain employee retention goals. If the retention goals are not achieved, no shares will be awarded and no compensation cost will be recognized and any previously recognized compensation cost will be reversed. The following table summarizes the Company’s non-vested stock activity as of September 30, 2006:

	Number of Shares	Weighted- Average Fair Value at Grant Date
Non-vested at December 31, 2005	85,179	$26.52
Granted	25,940	35.00
Vested	(36,877)	27.52
Forfeited or expired	(8,000)	27.87

Non-vested at September 30, 2006	66,242	29.12

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2006

Non-vested Stock Units

The Company assumed $2.8 million of non-vested stock units in conjunction with its 2005 Acquisitions. The non-vested stock units vest 33.33% at nine, twelve and eighteen months from the date of grant; however, if certain performance criteria are met, 33.33% of the non-vested stock units will vest in fourteen months instead of eighteen months. In accordance with the provisions of SFAS No. 123R, the Company will accelerate the expense recognition of these non-vested stock units when and if it is determined that it is probable the performance criteria will be achieved at the earlier date. The number of shares that will be issued on each vesting date is dependent upon the Company’s stock price over the five consecutive trading days prior to the vesting date; provided, however that the number of shares issued pursuant to the non-vested stock units will not exceed 280,000 shares. The Company’s policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight line basis over the requisite service period for the entire award. As part of the 2006 Acquisitions, the Company assumed 175,717 non-vested stock units, of which the majority vest based on service at a rate of 50% on the first anniversary of the grant date and 50% on the second anniversary of the grant date.

In addition, during 2006, the Company awarded certain key executives non-vested stock units from the 2005 Plan. The number of non-vested stock units underlying each award is determined one year after the date of the award based on achievement of a specific corporate operating income goal. If the performance goal is less than 90% attained, then no non-vested stock units will be issued pursuant to the authorized award. For performance at and above 90%, the number of non-vested stock units issued will be based on a graduated slope, with the maximum number of non-vested stock units issuable pursuant to the award capped at 125% of the base number of non-vested stock units set forth in the executive’s award agreement. If the performance goal is met, the non-vested stock units will vest 33.33% on each anniversary subsequent to the date of the award. Each non-vested stock unit, upon vesting, will represent the right to receive one share of the Company’s common stock. If the performance goals are not met, no compensation cost will be recognized and any previously recognized compensation cost will be reversed. During the second quarter of 2006, the Company also awarded non-vested stock units to its non-employee directors. These units vest monthly in equal installments based on service and, upon vesting, each stock unit will represent the right to receive one share of the Company’s common stock.

The following table summarizes the Company’s non-vested stock unit activity with performance measures as of September 30, 2006:

	Number of Shares	Weighted- Average Fair Value at Grant Date
Non-vested at December 31, 2005	—	$—
Granted	269,897	33.97
Vested	(25,809)	29.28
Forfeited or expired	(6,855)	32.08

Non-vested at September 30, 2006	237,233	34.54

As of September 30, 2006, there was $74.3 million of total unrecognized compensation cost related to the stock options, non-vested stock and non-vested stock units. That cost is expected to be recognized over a weighted-average period of 2.0 years.

2005 ESPP

The Company estimated the fair value of the stock-based compensation related to the 2005 ESPP using the Black-Scholes option pricing model, applying the following assumptions and amortizing that value to expense over the vesting period:

	Three Months ended September 30, 2006	Nine Months ended September 30, 2006
Expected volatility factor	0.37	0.27 – 0.37
Approximate risk free interest rate	5.1%	4.5%– 5.1%
Expected term	6 months	6 months
Expected dividend yield	0%	0%

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2006

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

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share information):

	Three Months ended September 30,		Nine Months ended September 30,
	2006	2005	2006	2005
Numerator:
Net income	$46,618	$40,953	$137,747	$107,399

Denominator:
Denominator for basic earnings per share — weighted-average shares outstanding	183,008	172,870	181,418	170,921
Effect of dilutive employee stock awards	5,874	5,340	7,411	5,520

Denominator for diluted earnings per share — weighted-average shares outstanding	188,882	178,210	188,829	176,441

Basic earnings per share	$0.25	$0.24	$0.76	$0.63

Diluted earnings per share	$0.25	$0.23	$0.73	$0.61

Anti-dilutive weighted-average shares	20,725	30,034	17,397	27,985

4. ACQUISITIONS

2006 Acquisitions

During 2006, the Company acquired all of the issued and outstanding capital stock of two privately held companies, Reflectent Software, Inc., a provider of solutions to monitor the real-time performance of client-server, web and desktop applications from an end-user perspective, and Orbital Data Corporation, a provider of solutions that optimize the delivery of applications over wide area networks. The 2006 Acquisitions strengthen the Citrix Application Delivery Infrastructure which is an end to end architecture for providing access on-demand for almost anyone to virtually any resource. The total consideration for the 2006 Acquisitions was $69.1 million comprised of cash paid of $65.3 million and other costs related primarily to estimated direct transaction costs of $3.8 million. As part of the 2006 Acquisitions, the Company assumed approximately 0.4 million non-vested stock-based awards upon the closing of the transaction. See Note 2 for more information regarding the stock-based awards assumed. Revenues from the acquired products are primarily included in the Company’s Product License revenue and Technical Services revenue. The sources of funds for consideration paid in these transactions consisted of available cash and investments.

Under the purchase method of accounting, the purchase price for the 2006 Acquisitions was allocated to the acquired companies’ net tangible and intangible assets based on their estimated fair values as of the date of the completion of the respective acquisition. The allocation of the total purchase price is summarized below (in thousands):

	Purchase Price Allocation	Asset Life
Current assets	$5,153
Property and equipment	1,595	Various
Other assets	4,543
In-process research and development	1,000
Intangible assets	20,910	3-6 years
Goodwill	45,420	Indefinite

Assets acquired	78,621
Current liabilities assumed	(9,530)

Net assets acquired, including direct transaction costs	$69,091

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2006

Current assets and current liabilities acquired in connection with the 2006 Acquisitions consisted mainly of short-term investments, accounts receivable, inventory, other accrued expenses, short-term debt and deferred revenues. Other assets consisted primarily of deferred tax assets. The $45.4 million of goodwill related to the 2006 Acquisitions was assigned to the Company’s Americas segment and is not deductible for tax purposes. See Note 7 for segment information.

Identifiable intangible assets purchased in the 2006 Acquisitions, in thousands, and their weighted average lives are as follows:

		Weighted Life
Covenants not to compete	$110	3.0 years
Trade name	400	5.0 years
Customer relationships	3,100	4.7 years
Core and product technologies	17,300	5.7 years

Total	$20,910

2005 Acquisitions

During 2005, the Company acquired all of the issued and outstanding capital stock of two privately held companies, NetScaler, Inc. and Teros, Inc., for a total of $172.8 million in cash, approximately 6.6 million shares of the Company’s common stock valued at approximately $154.8 million and estimated direct transaction costs of $6.4 million. The Company also assumed approximately $20.6 million in non-vested stock-based compensation upon the closing of the NetScaler transaction that was accounted for in accordance with FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB Opinion No. 25) and was recorded as deferred compensation in the accompanying 2005 consolidated balance sheet. The assumed awards had an excess of fair value over intrinsic value of approximately $0.5 million, which is reflected in the total consideration for the transaction. The 2005 Acquisitions are intended to further extend the Company’s position in application delivery solutions. Revenues from the acquired products are primarily included in the Company’s Product License revenue and Technical Services revenue in the accompanying consolidated statements of income. In connection with the 2005 Acquisitions, the Company allocated $234.4 million to goodwill, $40.2 million to core technology and $35.8 million to other intangible assets. The Company assigned all of the goodwill to its Americas segment.

Purchase Accounting for Acquisitions

The fair values used in determining the purchase price allocation for certain intangible assets for the Company’s acquisitions were based on estimated discounted future cash flows, royalty rates and historical data, among other information. Purchased in-process research and development (“IPR&D”) of $1.0 million was expensed in the third quarter of 2006 immediately upon the closing of the Orbital Data acquisition, and $7.0 million was expensed in the third quarter of 2005 immediately upon the closing of the NetScaler acquisition in accordance with FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method, due to the fact that it pertained to technology that was not currently technologically feasible, meaning it had not reached the working model stage, did not contain all of the major functions planned for the product, was not ready for initial customer testing and had no alternative future use. The fair value assigned to in-process research and development was determined using the income approach, which includes estimating the revenue and expenses associated with a project’s sales cycle and by estimating the amount of after-tax cash flows attributable to the projects. The future cash flows were discounted to present value utilizing an appropriate risk-adjusted rate of return, which ranged from 19% - 20%. The rate of return included a factor that takes into account the uncertainty surrounding the successful development of the IPR&D.

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2006

The results of operations of the 2006 Acquisitions and the 2005 Acquisitions are included in the Company’s results of operations beginning after their respective acquisition dates. The following unaudited pro forma information combines the consolidated results of operations of the Company and the companies that it acquired as if the acquisitions had occurred at the beginning of fiscal year 2005 (in thousands, except per share data):

	Three Months ended September 30,		Nine Months ended September 30,
	2006	2005	2006	2005
Revenues	$279,117	$232,323	$819,370	$661,807
Income from operations	44,635	28,004	136,645	87,091
Net income	44,358	27,388	124,382	69,380
Per share - basic	0.24	0.16	0.69	0.39
Per share - diluted	0.23	0.15	0.66	0.38

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The Company had $637.0 million and $592.0 million of goodwill as of September 30, 2006 and December 31, 2005, respectively. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company reviews its goodwill periodically for impairment. The Company completed its annual goodwill impairment test during the fourth quarter of 2005 and determined that the carrying amount of goodwill was not impaired. Substantially all of the Company’s goodwill at September 30, 2006 and December 31, 2005 was associated with the Americas and Citrix Online Division reportable segments. See Note 7 for segment information.

Intangible Assets

Intangible assets are recorded at cost, less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally three to seven years, except for patents, which are amortized over the shorter of the remaining life or 10 years. Intangible assets consist of the following (in thousands):

	September 30, 2006		December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Core and product technologies	$184,794	$98,497	$165,975	$84,255
Other	88,689	38,184	81,254	25,641

Total	$273,483	$136,681	$247,229	$109,896

Amortization of core and product technology was $4.7 million and $14.2 million for the three months and nine months ended September 30, 2006, respectively, and $4.5 million and $11.5 million for the three and nine months ended September 30, 2005, respectively, and is classified as a component of cost of revenues on the accompanying condensed consolidated statements of income. Amortization of other intangible assets, which consist primarily of customer relationships, tradenames, covenants not to compete, and patents, was $4.4 million and $12.5 million for the three and nine months ended September 30, 2006, respectively, and $3.1 million and $7.5 million for the three and nine months ended September 30, 2005, respectively, and is classified as a component of operating expenses on the accompanying condensed consolidated statements of income. Estimated future amortization expense is as follows (in thousands):

Year ending December 31,
2006	$36,069
2007	33,178
2008	30,104
2009	25,469
2010	22,097

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2006

6. LONG-TERM DEBT

Credit Facility

Effective on August 9, 2005, the Company entered into a revolving credit facility (the “Credit Facility”) with a group of financial institutions (the “Lenders”). Effective September 27, 2006, the Company entered into an amendment and restatement of its Credit Facility (the “Amendment”). The Amendment decreased the overall range of interest the Company will pay on amounts outstanding on the Credit Facility and lowered the facility fee. In addition, the Amendment extended the term of the Credit Facility. The Credit Facility, as amended, allows Company to increase the revolving credit commitment up to a maximum aggregate revolving credit commitment of $175.0 million. The Credit Facility, as amended, currently provides for a revolving line of credit that will expire on September 27, 2011 in the aggregate amount of $100.0 million, subject to continued covenant compliance. A portion of the revolving line of credit (i) in the aggregate amount of $25.0 million may be available for issuances of letters of credit and (ii) in the aggregate amount of $15.0 million may be available for swing line loans. The Credit Facility currently bears interest at the London Interbank Offered Rate (“LIBOR”) plus 0.32% and adjusts in the range of 0.32% to 0.80% above LIBOR based on the level of the Company’s total debt and its adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) as defined in the agreement. In addition, the Company is required to pay a quarterly facility fee ranging from 0.08% to 0.20% based on the aggregate amount available under the Credit Facility, as amended, and the level of the Company’s total debt and its adjusted EBITDA. Borrowings under the Credit Facility, as amended, are guaranteed by the Company and certain of the Company’s United States and foreign subsidiaries, which guarantees are secured by a pledge of shares of certain foreign subsidiaries. During 2005, the Company borrowed and repaid $75.0 million under the Credit Facility. As of September 30, 2006, there were no amounts outstanding under the Credit Facility, as amended.

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

Interest expense on the Company’s borrowings in 2006 was not material. The Credit Facility, as amended, contains customary default provisions, and the Company must comply with various financial and non-financial covenants. The financial covenants consist of a minimum interest coverage ratio and a maximum consolidated leverage ratio. The primary non-financial covenants limit the Company’s ability to pay dividends (other than pursuant to the Dividend Reinvestment Plan executed under the American Jobs Creation Act), conduct certain mergers or acquisitions, make certain investments and loans, incur future indebtedness or liens, alter the Company’s capital structure or sell stock or assets, subject to certain limits. As of September 30, 2006, the Company was in compliance with all covenants under the Credit Facility, as amended.

7. SEGMENT INFORMATION

The Company operates in a single market consisting of the design, development, marketing, sales and support of access infrastructure software and services for applications and online services. The Company’s revenues are derived from sales of its Citrix Application Delivery Infrastructure products and related technical services in the Americas, EMEA and Asia-Pacific regions and from online services sold by its Citrix Online Division. These three geographic regions and the Citrix Online Division constitute the Company’s four reportable segments.

The Company does not engage in intercompany revenue transfers between segments. The Company’s management evaluates performance based primarily on revenues in the geographic locations in which the Company operates and separately evaluates revenues from the Citrix Online Division. Segment profit for each segment includes certain sales, marketing, general and administrative expenses directly attributable to the segment, including research and development costs in the Citrix Online Division and excludes certain expenses that are managed outside the reportable segments. Costs excluded from segment profit primarily consist of certain research and development costs associated with the Company’s application delivery infrastructure products, stock-based compensation costs, amortization of core and product technology, amortization of other intangible assets, interest, corporate expenses and income taxes, as well as, charges for in-process

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2006

research and development. Corporate expenses are comprised primarily of corporate marketing costs, stock-based compensation costs, operations and certain general and administrative expenses, which are separately managed. Accounting policies of the segments are the same as the Company’s consolidated accounting policies.

Net revenues and segment profit, classified by the Company’s four reportable segments are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net revenues:
Americas (1)	$124,875	$102,527	$360,475	$281,167
EMEA (2)	90,868	77,817	279,601	231,413
Asia-Pacific	23,053	20,440	67,420	57,114
Citrix Online Division	39,055	26,163	105,821	70,372

Consolidated	$277,851	$226,947	$813,317	$640,066

Segment profit:
Americas (1)	$64,699	$51,945	$182,756	$150,438
EMEA (2)	58,228	47,100	179,853	137,652
Asia-Pacific	6,868	6,692	22,994	16,021
Citrix Online Division	10,799	5,386	28,595	14,216
Unallocated expenses (3):
Amortization of intangible assets	(9,017)	(7,624)	(26,785)	(19,026)
Research and development	(35,055)	(24,409)	(101,053)	(70,738)
In-process research and development	(1,000)	(7,000)	(1,000)	(7,000)
Net interest and other income	12,077	5,570	28,873	15,641
Other corporate expenses	(47,625)	(27,297)	(133,558)	(84,065)

Consolidated income before income taxes	$59,974	$50,363	$180,675	$153,139

(1)	The Americas segment is comprised of the United States, Canada and Latin America.
(2)	Defined as Europe, the Middle East and Africa.
(3)	Represents expenses presented to management on a consolidated basis only and not allocated to the operating segments.

Identifiable assets classified by the Company’s reportable segments are shown below. Long-lived assets consist of property and equipment, net:

	September 30, 2006	December 31, 2005
	(In thousands)
Identifiable assets:
Americas	$1,488,611	$1,275,831
EMEA	209,780	152,473
Asia-Pacific	46,953	41,967
Citrix Online Division	211,503	211,385

Total identifiable assets	$1,956,847	$1,681,656

The increase in identifiable assets in the Americas segment is primarily due to an increase in short-term and long-term investments and, to a lesser extent, the goodwill and assets associated with the Company’s 2006 Acquisitions. The increase in identifiable assets in the EMEA segment is primarily due to an increase in short-term and long-term investments. See Note 3 for additional information regarding the Company’s acquisitions.

8. DERIVATIVE FINANCIAL INSTRUMENTS

As of September 30, 2006 and December 31, 2005, the Company had $3.6 million and $3.2 million of derivative assets, respectively, and $2.6 million and $8.3 million of derivative liabilities, respectively, representing the fair values of the

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2006

Company’s outstanding derivative instruments, which are recorded in other current assets, other assets, accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets. As of September 30, 2006, our derivative assets and liabilities are primarily related to cash flow hedges related to our operating expenses transacted in local currencies. The change in the derivative component in accumulated other comprehensive income (loss) includes unrealized gains or losses that arose from changes in market value of derivatives that were held during the period, and gains or losses that were previously unrealized, but have been recognized in current period net income due to termination or maturities of derivative contracts. This reclassification has no effect on total comprehensive income or stockholders’ equity. The following table presents these components of accumulated other comprehensive income (loss), net of tax for the Company’s derivative instruments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Unrealized gains (losses) on derivative instruments	$(1,579)	$(919)	$2,549	$(8,615)
Reclassification of realized gains (losses)	(483)	352	2,711	(2,349)

Net change in accumulated other comprehensive income due to derivative instruments	$(2,062)	$(567)	$5,260	$(10,964)

Cash Flow Hedges. At September 30, 2006 and December 31, 2005, the Company had in place foreign currency forward sale contracts with a notional amount of $47.3 million and $81.7 million, respectively, and foreign currency forward purchase contracts with a notional amount of $193.4 million and $191.5 million, respectively. The fair value of these contracts at September 30, 2006 and December 31, 2005 were assets of $3.6 million and $3.2 million, respectively, and liabilities of $2.6 million and $8.3 million, respectively. A substantial portion of the Company’s overseas expenses are and will continue to be transacted in local currencies. To protect against fluctuations in operating expenses and the volatility of future cash flows caused by changes in currency exchange rates, the Company has established a program that uses foreign exchange forward contracts to hedge its exposure to these potential changes. The terms of these instruments, and the hedged transactions to which they relate, generally do not exceed 12 months. Currencies hedged are Euros, British pounds sterling, Australian dollars, Swiss francs, Japanese yen, Hong Kong dollars, Canadian dollars, Danish krone and Swedish krona. There was no material ineffectiveness of the Company’s foreign currency forward contracts for the three and nine months ended September 30, 2006 or 2005.

Fair Value Hedges. From time to time, the Company uses interest rate swap instruments to hedge against the changes in fair value of certain of its available-for-sale securities due to changes in interest rates. The instruments swap the fixed rate interest on the underlying investments for a variable rate based on the LIBOR plus a specified margin. Changes in the fair value of the swap instruments are recorded in earnings along with related designated changes in the value of the underlying investments. During 2005, the Company sold underlying fixed rate available-for-sale investments with a notional value of $193.9 million. The Company holds no remaining interest rate swap instruments as of September 30, 2006. There was no material ineffectiveness of the Company’s interest rate swaps for the period that they were held during the three months and nine months ended September 30, 2005.

Derivatives not Designated as Hedges. From time to time, the Company utilizes certain derivative instruments that either do not qualify or are not designated for hedge accounting treatment under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations. Accordingly, changes in the fair value of these contracts, if any, are recorded in other expense, net, and such changes were not material in any of the periods presented.

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2006

9. COMPREHENSIVE INCOME

The components of comprehensive income, net of tax, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income	$46,618	$40,953	$137,747	$107,399
Other comprehensive income:
Change in unrealized (loss) gain on available-for-sale securities	895	(474)	348	(465)
Net change due to derivative instruments	(2,062)	(567)	5,260	(10,964)

Comprehensive income	$45,451	$39,912	$143,355	$95,970

The components of accumulated other comprehensive income (loss), net of tax, are as follows (in thousands):

	September 30, 2006	December 31, 2005
Unrealized (loss) gain on available-for-sale securities	$350	$2
Unrealized gain (loss) on derivative instruments	795	(4,465)

Accumulated other comprehensive income (loss)	$1,145	$(4,463)

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

The Company maintains certain operational and administrative processes in overseas subsidiaries and its foreign earnings are taxed at lower foreign tax rates. Other than the one-time repatriation provision under the AJCA described above, the Company does not expect to remit earnings from its foreign subsidiaries. The Company’s effective tax rate was approximately 22% and 19% for the three months ended September 30, 2006 and the three months ended September 30, 2005, respectively, and 24% and 30% for the nine months ended September 30, 2006 and the nine months ended September 30, 2005, respectively. The increase in the Company’s effective tax rate for the three months ended September 30, 2006 compared to the three months ended September 30, 2005 is primarily due to the Company’s adoption of SFAS No. 123R in 2006 and the decrease in the Company’s effective tax rate for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 is primarily due to the additional tax expense recorded in 2005 due to the repatriation of foreign earnings under the AJCA partially offset by an increase in the effective tax rate due to the adoption of SFAS No. 123R in 2006. The Company establishes tax reserves when, despite its belief that its tax return positions are fully supportable, certain of these positions may be challenged. While it is often difficult to predict whether the Company will prevail, management believes that its tax reserves reflect the probable outcome of known contingencies. As such, included in the Company’s effective tax rate for the three and nine months ended September 30, 2006 is the reduction of approximately $14.2 million in tax reserves in the third quarter of 2006 related to the conclusion of an Internal Revenue Service examination for the 2001 tax year and the expiration of a statute of limitations for the 2002 tax year partially offset by an additional tax reserve of approximately $12.3 million related to uncertainties arising in the third quarter of 2006. The net effect of these contingencies, primarily relating to the taxability of transactions between entities of the consolidated Company, did not have a material impact on the Company’s effective tax rate for the three and nine month periods ended September 30, 2006.

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2006

11. STOCK REPURCHASE PROGRAMS

The Company’s Board of Directors authorized an ongoing stock repurchase program with a total repurchase authority granted to the Company of $1.5 billion, of which $200 million was authorized in February 2006 and $300 million was authorized in October 2006. The Company may use the approved dollar authority to repurchase stock at any time until the approved amounts are exhausted. The objective of the Company’s stock repurchase program is to improve stockholders’ returns. At September 30, 2006, approximately $85.4 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock.

The Company is authorized to make open market purchases of its common stock using general corporate funds. Additionally, during 2005 and 2006, the Company entered into structured stock repurchase arrangements with large financial institutions using general corporate funds in order to lower the average cost to acquire shares. These programs include terms that require the Company to make up-front payments to the counterparty financial institution and result in the receipt of stock during or at the end of the period of the agreement or the receipt of either stock or cash at the maturity of the agreement, depending on market conditions.

The Company made prepayments to financial institutions, net of premiums received, during the three months and nine months ended September 30, 2006, of approximately $49.6 million and $78.0 million, respectively, and during the three months and nine months ended September 30, 2005, the Company made prepayments to financial institutions, net of premiums received, of approximately $14.4 million and $28.3 million, respectively, under its structured stock repurchase arrangements. During the three months and nine months ended September 30, 2006, the Company expended approximately $94.3 million and $104.2 million, respectively, on open market purchases and during the three months and nine months ended September 30, 2005, the Company expended approximately $79.6 million and $107.2 million, respectively, on open market purchases. Under its structured stock repurchase agreements the Company took delivery of 985,858 shares at an average price of $35.88 and 2,612,435 shares at an average price of $31.73 during the three and nine months ended September 30, 2006, respectively, and it took delivery of 130,697 at an average price of $22.39 and 2,014,407 at an average price of $21.84 during the three and nine months ended September 30, 2005, respectively. Due to the fact that the total shares to be received under its structured repurchase arrangements at September 30, 2006 is not determinable until the contracts mature, the above price per share amounts exclude the remaining shares to be received subject to the agreements. As of September 30, 2006, the Company has remaining prepaid notional amounts of approximately $49.6 million under structured stock repurchase agreements, which expire on various dates through November 2006. The Company repurchased 3,015,419 shares of outstanding common stock with an average price of $31.28 and repurchased 3,337,919 shares of outstanding common stock with an average price of $31.23 during the three and nine months ended September 30, 2006, respectively, in its open market purchase transactions and the Company repurchased 3,309,000 shares of outstanding common stock with an average per share price of $24.06 and 4,507,400 shares of outstanding common stock with an average price of $23.79 during the three and nine months ended September 30, 2005, respectively. In addition, a significant portion of the funds used to repurchase stock was funded by proceeds from employee stock option exercises and the related tax benefits.

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

September 30, 2006

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

The synthetic lease includes certain financial covenants including a requirement for the Company to maintain a pledged balance of approximately $62.8 million in cash and/or investment securities as collateral. This amount is included in restricted cash equivalents and investments in the accompanying condensed consolidated balance sheets. The Company maintains the ability to manage the composition of the restricted investments within certain limits and to withdraw and use excess investment earnings from the restricted collateral for operating purposes. Additionally, the Company must maintain a minimum cash and investment balance of $100.0 million, excluding the Company’s collateralized investments, equity investments and outstanding debt, as of the end of each fiscal quarter. As of September 30, 2006, the Company had approximately $635.4 million in cash and investments in excess of those required levels. The synthetic lease includes non-financial covenants including maintenance of the properties and adequate insurance, prompt delivery of financial statements to the lender of the lessee and prompt payment of taxes associated with the properties. As of September 30, 2006, the Company was in compliance with all material provisions of the arrangement.

Office Leases

During 2002 and 2001, the Company took actions to consolidate certain of its offices, including the exit of certain leased office space and the abandonment of certain leasehold improvements. During the third quarter of 2006, the Company entered into an agreement, which assigned the operating lease and all remaining liability related to one of the closed offices to a third party. Lease obligations related to the remaining existing operating lease continues to 2018 with a total remaining obligation at September 30, 2006 of approximately $8.8 million, of which $1.6 million was accrued as of September 30, 2006, and is reflected in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets. In calculating this accrual, the Company made estimates, based on market information, including the estimated vacancy periods and sublease rates and opportunities. The Company periodically re-evaluates its estimates and if actual circumstances prove to be materially worse than management has estimated, the total charges for these vacant facilities could be significantly higher.

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

13. RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company is currently evaluating the impact of SFAS No. 157, but does not expect that the adoption of SFAS No. 157 will have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our operating results and financial condition have varied in the past and could in the future vary significantly depending on a number of factors. From time to time, information provided by us or statements made by our employees contain “forward-looking” information that involves risks and uncertainties. In particular, statements contained in this Form 10-Q, and in the documents incorporated by reference into this Form 10-Q, that are not historical facts, including, but not limited to statements concerning new product and appliance sales, product development and offerings, Application Networking, Subscription Advantage, Presentation Server, Citrix NetScaler, Citrix WanScaler, Advanced Solutions, Management Systems, Citrix Edgesight,Virtualization Systems, Access Suite, Access Essentials and Access Gateway products, product and price competition, Citrix Online Division, competition and strategy and our market position , market acceptance of operating systems on which our products rely, customer diversification, product price and inventory, deferred revenues, economic and market conditions, potential government regulation, seasonal factors, international operations and expansion, revenue recognition, profits, growth of revenues, composition of revenues, cost of revenues, operating expenses, sales, marketing and support expenses, general and administrative expenses, research and development expenses, compensation costs, our ability to attract and retain qualified personnel, valuations of investments and derivative instruments, technology relationships, reinvestment or repatriation of foreign earnings, gross margins, impairment charges, anticipated operating and capital expenditure requirements, cash inflows, maintenance of accounts receivable, off balance sheet arrangements, our Credit Facility( as amended) , in-process research and development, advertising campaigns, tax rates, valuation and composition of stock-based awards, SFAS No. 123R, leasing and subleasing activities, acquisitions, management and financial systems and controls, stock repurchases, investment transactions, liquidity, litigation matters, intellectual property matters, distribution channels ,internal sales and service coverage, stock price, payment of dividends, Advisor Rewards Program, third party licenses and potential debt or equity financings constitute forward-looking statements and are made under the safe harbor provisions of the Section 27 of the Securities Act of 1933 as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are neither promises nor guarantees. Our actual results of operations and financial condition have varied and could in the future vary significantly from those stated in any forward-looking statements. The factors described in Part II Item 1A, “Risk Factors,” in this Form 10-Q, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Form 10-Q, in the documents incorporated by reference into this Form 10-Q or presented elsewhere by our management from time to time. Such factors, among others, could have a material adverse effect upon our business, results of operations and financial condition.

Overview

We design, develop and market technology solutions that deliver applications on-demand with virtually the best performance, security and total cost of ownership, or TCO. We market and license our products through multiple channels such as value-added resellers, channel distributors, system integrators, independent software vendors, our websites and original equipment manufacturers.

Acquisitions

2006 Acquisitions

During 2006, we acquired all of the issued and outstanding capital stock of two privately held companies, Reflectent Software, Inc., a provider of solutions to monitor the real-time performance of client-server, web and desktop applications from an end-user perspective, and Orbital Data Corporation, a provider of solutions that optimize the delivery of applications over wide area networks, collectively, the 2006 Acquisitions. The 2006 Acquisitions strengthen our Citrix Application Delivery Infrastructure which is an end to end architecture for providing access on-demand for almost anyone to virtually any resource. The total consideration for the 2006 Acquisitions was $69.1 million comprised of cash paid of $65.3 million and other costs related primarily to estimated direct transaction costs of $3.8 million. As part of our 2006 Acquisitions, we assumed approximately 0.4 million non-vested stock-based awards upon the closing of the transactions. See Note 2 to our condensed consolidated financial statements for more information regarding the stock-based awards assumed. The results of operations of the 2006 Acquisitions are included as part of our results beginning after their respective dates of acquisition. The sources of funds for consideration paid in these transactions consisted of available cash and investments.

Under the purchase method of accounting, the purchase price for the 2006 Acquisitions was allocated to the acquired companies’ net tangible and intangible assets based on their estimated fair values as of the date of the completion of the acquisition. The allocation of the total purchase price is summarized below (in thousands):

	Purchase Price Allocation	Asset Life
Current assets	$5,153
Property and equipment	1,595	Various
Other assets	4,543
In-process research and development	1,000
Intangible assets	20,910	3-6 years
Goodwill	45,420	Indefinite

Assets acquired	78,621
Current liabilities assumed	(9,530)

Net assets acquired, including direct transaction costs	$69,091

Current assets and current liabilities acquired in connection with the 2006 Acquisitions consisted mainly of short-term investments, accounts receivable, inventory, other accrued expenses, short-term debt and deferred revenues. Other assets consisted primarily of deferred tax assets.

Intangible assets acquired in the 2006 Acquisitions are comprised of core technologies, customer relationships, trade name and covenants not to compete. The valuation of the acquired technologies was based on the estimated discounted future cash flows associated with the acquired companies existing products. The value of customer relationships was determined based on the acquired companies estimated future discounted cash flows of the relationships in place after considering historical and expected buying patterns of customers, expected cash flows from current customers, the duration of support contracts and the application of charges of other contributory assets. The valuation of the trade name for the 2006 Acquisitions was determined based on assigning a royalty rate to the revenue stream that was expected from the products using the trade names. The pre-tax royalty rate was applied to the product revenue and discounted to a present value. The value of the covenants not to compete was determined by using a discounted income approach that considered the value of the agreements in place adjusted for competition, among other things. The goodwill recorded in relation to the 2006 Acquisitions was assigned to the Americas segment and is not deductible for tax purposes.

2005 Acquisitions

During 2005, we acquired all of the issued and outstanding capital stock of two privately held companies, NetScaler, Inc. and Teros, Inc., collectively, the 2005 Acquisitions, for a total of $172.8 million in cash, approximately 6.6 million shares of our common stock valued at approximately $154.8 million and estimated direct transaction costs of $6.4 million. We also assumed approximately $20.6 million in non-vested stock-based compensation upon the closing of the NetScaler, Inc., or NetScaler, transaction that was accounted for in accordance with FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB Opinion No. 25) and was recorded as deferred compensation in the accompanying 2005 condensed consolidated balance sheet. The assumed awards had an excess of fair value over intrinsic value of approximately $0.5 million, which is reflected in the total consideration for the transaction. The 2005 Acquisitions are intended to further extend our position in application delivery solutions. The results of operations of the acquired companies are included as part of our results beginning after their respective dates of acquisition and revenues from the acquired products are included in our Product License revenue and Technical Services revenue in the accompanying condensed consolidated statements of income. In connection with the 2005 Acquisitions, we allocated $234.4 million to goodwill, $40.2 million to core technology and $35.8 million to other intangible assets. We assigned all of the goodwill to our Americas segment.

Purchase Accounting for Acquisitions

The fair values used in determining the purchase price allocation for certain intangible assets for our acquisitions were based on estimated discounted future cash flows, royalty rates and historical data, among other information. Purchased in-process research and development, or IPR&D, of $1.0 million was expensed upon the closing of the Orbital Data Corporation acquisition and $7.0 million was expensed upon the closing of the NetScaler acquisition in accordance with FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method, due to the fact that IPR&D pertains to technology that was not currently technologically feasible, meaning it had not reached the working model stage, did not contain all of the major functions planned for the product, was not ready for initial customer testing and had no alternative future use. The fair value assigned to in-process research and development was determined using the income approach, which includes estimating the revenue and expenses associated with a project’s sales cycle and by estimating the amount of after-tax cash flows attributable to the projects. The future cash flows were discounted to present value utilizing an appropriate risk-adjusted rate of return, which ranged from 19% - 20%. The rate of return factored in the uncertainty surrounding the successful development of the IPR&D.

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

The provisions are established based upon consideration of a variety of factors, including, among other things, recent and historical return rates for both, specific products and distributors, estimated distributor inventory levels by product, the impact of any new product releases and projected economic conditions. Actual product returns for stock balancing and price protection provisions incurred are, however, dependent upon future events, including the amount of stock balancing activity by our distributors and the level of distributor inventories at the time of any price adjustments. We continually monitor the factors that influence the pricing of our products and distributor inventory levels and make adjustments to these provisions when we believe actual returns and other allowances could differ from established reserves. Our ability to recognize revenue upon shipment to our distributors is predicated on our ability to reliably estimate future stock balancing returns. If actual experience or changes in market condition impairs our ability to estimate returns, we would be required to defer the recognition of revenue until the delivery of the product to the end-user. Allowances for estimated product returns amounted to approximately $1.6 million at September 30, 2006 and $2.3 million at December 31, 2005. We have not reduced and have no current plans to reduce our prices for inventory currently held by distributors. Accordingly, there were no reserves required for price protection at September 30, 2006 and December 31, 2005. We also record reductions to revenue for customer programs and incentive offerings including volume-based incentives, at the time the sale is recorded. If market conditions were to decline, we could take actions to increase our customer incentive offerings, which could result in an incremental reduction to our revenue at the time the incentive is offered.

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

For purposes of determining the expected volatility factor, we considered the implied volatility in two-year market-traded options on our common stock based on third party volatility quotes in accordance with the provisions of Staff Accounting Bulletin, or SAB, No. 107. Our decision to use implied volatility was based upon the availability of actively traded options on our common stock and our assessment that implied volatility is more representative of future stock price trends than historical volatility. The expected term of our options is based on historical employee exercise patterns considering changes in vesting periods and contractual terms. We also analyzed our historical pattern of option exercises based on certain demographic characteristics and we determined that there were no meaningful differences in option exercise activity based on the demographic characteristic. The approximate risk free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with remaining terms equivalent to the expected term on our options. We do not intend to pay dividends on our common stock in the foreseeable future and, accordingly, we used a dividend yield of zero in the option pricing model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. All stock-based payment awards, including those with graded vesting schedules, are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. Beginning in 2006, we began issuing non-vested stock units and non-vested stock with performance goals to certain executives. The number of non-vested stock units or non-vested stock underlying each award may be determined based on a range of attainment within defined performance goals. We are required to estimate the attainment that will be achieved related to the defined performance goals and number of non-vested stock units or non-vested stock that will ultimately be awarded in order to recognize compensation expense over the vesting period. If our initial estimates of performance goal attainment changes, the related expense may fluctuate from quarter to quarter based on those estimates and if the performance goals are not met, no compensation cost will be recognized and any previously recognized compensation cost will be reversed. As of September 30, 2006, there was $74.3 million of total unrecognized compensation cost related to options, non-vested stock and non-vested stock units. That cost is expected to be recognized over a weighted-average period of 2.0 years.

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

Results of Operations

Our operations consist of the design, development, marketing and support of our application delivery infrastructure products and services that enable on-demand access to information and applications for our customers, which include individual consumers and professionals, small businesses and enterprises. The results of operations for the periods presented are not necessarily indicative of the results expected for the full year or for any future period partially because of the seasonality of our business. Historically, our fourth quarter revenue for any year is typically higher than the first quarter of the subsequent year.

Our cost of services revenues and operating expenses increased for the three and nine months ended September 30, 2006 due to the stock-based compensation expense related to our adoption of SFAS No. 123R. We expect that our overall cost of services revenues and operating expenses will continue to increase for the remainder of 2006 due to the adoption of SFAS No. 123R. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” and Note 2 to our condensed consolidated financial statements for more information related to our adoption of SFAS No. 123R.

The following table sets forth our condensed consolidated statements of income data and presentation of that data as a percentage of change from period-to-period (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30, 2006 vs. September 30, 2005	Nine Months Ended September 30, 2006 vs. September 30, 2005
	2006	2005	2006	2005
Revenues:
Product licenses	$113,379	$97,262	$345,363	$279,304	16.6%	23.7%
License updates	102,854	84,511	296,475	242,141	21.7	22.4
Online services	39,055	26,163	105,821	70,372	49.3	50.4
Technical services	22,563	19,011	65,658	48,249	18.7	36.1

Total net revenues	277,851	226,947	813,317	640,066	22.4	27.1

Cost of revenues:
Cost of license revenues	8,201	4,828	22,948	8,473	69.9	170.8
Cost of services revenues	11,320	6,611	33,131	16,521	71.2	100.5
Amortization of core and product technology	4,657	4,477	14,243	11,488	4.0	24.0

Total cost of revenues	24,178	15,916	70,322	36,482	51.9	92.8

Gross margin	253,673	211,031	742,995	603,584	20.2	23.1

Operating expenses:
Research and development	39,432	27,540	111,314	79,007	43.2	40.9
Sales, marketing and support	118,027	96,632	343,966	283,061	22.1	21.5
General and administrative	42,957	31,919	122,371	89,480	34.6	36.8
Amortization of other intangible assets	4,360	3,147	12,542	7,538	38.5	66.4
In-process research and development	1,000	7,000	1,000	7,000	(85.7)	(85.7)

Total operating expenses	205,776	166,238	591,193	466,086	23.8	26.8

Income from operations	47,897	44,793	151,802	137,498	6.9	10.4
Interest income	12,525	6,742	30,429	16,743	85.8	81.7
Interest expense	(75)	(1,060)	(586)	(1,084)	(92.9)	(45.9)
Other expense, net	(373)	(112)	(970)	(18)	233.0	*

Income before income taxes	59,974	50,363	180,675	153,139	19.1	18.0
Income taxes	13,356	9,410	42,928	45,740	41.9	(6.1)

Net income	$46,618	$40,953	$137,747	$107,399	13.8%	28.3%

*	Not meaningful.

Revenues

Net revenues include the following categories: Product Licenses, License Updates, Online Services and Technical Services. Product Licenses primarily represent fees related to the licensing of our Virtualization Systems products, which primarily consists of our Access Suite products, including Presentation Server, our Application Networking products, which are comprised of our Citrix NetScaler products, our Citrix Access Gateway products and our Citrix WanScaler products, and our Management Systems products, which include our Citrix Edgesight products. These revenues are reflected net of sales allowances and provisions for stock balancing return rights. Product License revenues are partially offset by incentives that we offer to our channel distributors and value-added resellers to stimulate demand for our products. Our Presentation Server product accounted for approximately 66.4% of our Product License revenue for the three months ended September 30, 2006 and 70.9% for the nine months ended September 30, 2006 and 83.1% of our Product License revenue for the three months ended September 30, 2005 and 87.2% for the nine months ended September 30, 2005. The decrease in our Presentation Server product as a percentage of our Product License revenue when comparing the three months and nine months ended September 30, 2006 to the three months and nine months ended September 30, 2005 is due to an increase in sales of our Application Networking products as well as increased sales of our other Virtualization Systems products. During the remainder of 2006, we expect our Presentation Server product to continue to decrease as a percentage of our Product License revenue due to expected increases in sales of our Application Networking products, our other Virtualization Systems products and our Management Systems products. License Updates primarily consist of fees related to our Subscription Advantage program that are recognized ratably over the term of the contract, which is typically 12 to 24 months. Subscription Advantage is an annual renewable program that provides subscribers with automatic delivery of software upgrades, enhancements and maintenance releases when and if they become available during the term of the subscription. We anticipate that Subscription Advantage will continue to be of strategic importance to our business throughout the remainder of 2006 and throughout 2007 because it fosters long-term customer relationships and gives us improved visibility and predictability due to the recurring nature of this revenue stream. Online Services revenues consist primarily of fees related to online service agreements and are recognized ratably over the contract term. Technical Services revenues are comprised of fees from technical support services, which are recognized ratably over the contract term, as well as revenues from product training and certification, and consulting services related to implementation of our products, which are recognized as the services are provided.

	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30, 2006 vs. September 30, 2005	Nine Months Ended September 30, 2006 vs. September 30, 2005
	2006	2005	2006	2005
	(In thousands)
Product licenses	$113,379	$97,262	$345,363	$279,304	$16,117	$66,059
License updates	102,854	84,511	296,475	242,141	18,343	54,334
Online Services	39,055	26,163	105,821	70,372	12,892	35,449
Technical Services	22,563	19,011	65,658	48,249	3,552	17,409

Total net revenues	$277,851	$226,947	$813,317	$640,066	$50,904	$173,251

Net revenues increased $50.9 million for the three months ended September 30, 2006 compared to the three months ended September 30, 2005 and increased $173.3 million for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. Product License revenue increased $16.1 million for the three months ended September 30, 2006 compared to the three months ended September 30, 2005 primarily due to the full quarter impact and increases in sales of our Application Networking products. Product license revenue increased $66.1 million for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 primarily due to the addition of our Application Networking products and increased sales of our Virtualization Systems products, primarily due to increases in sales of our newer products, and to a lesser extent, Presentation Server. License Updates revenue increased $18.3 million for the three months ended September 30, 2006 compared to the three months ended September 30, 2005 and increased $54.3 million for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 due primarily to a larger base of subscribers and increasing renewals related to our Subscription Advantage program. Online Services revenue increased $12.9 million for the three months ended September 30, 2006 compared to the three months ended September 30, 2005 and increased $35.4 million for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 primarily due to increased customer adoptions and renewals of all of our Citrix Online Division’s products. Technical Services revenue increased $3.6 million for the three months ended September 30, 2006 compared to the three months ended September 30, 2005 primarily due to the full quarter impact of services added related to our Application Networking products and technical services revenues increased $17.4 million for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 primarily due to services added related to our Application Networking products and an increase in sales of our education, support and consulting services related to implementation of our Virtualization Systems products. We currently anticipate that our Virtualization Systems revenue will be flat to slightly down when comparing the fourth quarter of 2006 to the fourth quarter of 2005; however, for the remainder of 2006, we expect Product License revenue to increase overall primarily due to expected growth from sales of our Application Networking products. We also anticipate that License Updates revenue will increase for the remainder of 2006 as we continue to grow our installed customer base. Online Services revenues are also expected to increase for the remainder of 2006.

Deferred revenues increased approximately $28.4 million as compared to December 31, 2005. This increase was due primarily to increased renewals of our Subscription Advantage program and to a lesser extent an increase in sales of our Citrix Online Division’s products. We expect deferred revenue to continue to increase for the remainder of 2006.

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

International Revenues

International revenues (sales outside of the United States) accounted for approximately 46% of net revenues for the three months ended September 30, 2006 and 47% the three months ended September 30, 2005 and approximately 47% of net revenues for the nine months ended September 30, 2006 and 50% of net revenues for the nine months ended September 30, 2005. For detailed information on international revenues, please refer to Note 7 to our condensed consolidated financial statements.

Segment Revenues

An analysis of our reportable segment net revenue is presented below (in thousands):

					Increase for the
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30, 2006 vs. September 30, 2005	Nine Months Ended September 30, 2006 vs. September 30, 2005
	2006	2005	2006	2005
Americas (1)	$124,875	$102,527	$360,475	$281,167	21.8%	28.2%
EMEA (2)	90,868	77,817	279,601	231,413	16.8	20.8
Asia-Pacific	23,053	20,440	67,420	57,114	12.8	18.0
Citrix Online Division	39,055	26,163	105,821	70,372	49.3	50.4

Net revenues	$277,851	$226,947	$813,317	$640,066	22.4%	27.1%

(1)	Our Americas segment is comprised of the United States, Canada and Latin America.
(2)	Defined as Europe, Middle East and Africa.

With respect to our segment revenues, the increase in net revenues for the comparative periods presented was due primarily to the factors previously discussed across the Americas, EMEA, Asia-Pacific segments and our Citrix Online Division. For additional information on our segment revenues, please refer to Note 7 of our condensed consolidated financial statements.

Cost of Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30, 2006 vs. September 30, 2005	Nine Months Ended September 30, 2006 vs. September 30, 2005
	2006	2005	2006	2005
	(In thousands)
Cost of license revenues	$8,201	$4,828	$22,948	$8,473	$3,373	$14,475
Cost of services revenues	11,320	6,611	33,131	16,521	4,709	16,610
Amortization of core and product technology	4,657	4,477	14,243	11,488	180	2,755

Total cost of revenues	$24,178	$15,916	$70,322	$36,482	$8,262	$33,840

Cost of revenues consisted primarily of compensation cost and other personnel-related costs of providing services, costs of hardware, the amortization of product and core technology, as well as costs of product media and duplication, manuals, packaging materials, shipping expense, service capacity costs and royalties. Cost of license revenues increased $3.4 million for the three months ended September 30, 2006 compared to the three months ended September 30, 2005 and $14.5 million for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 primarily due to increased sales of our of Application Networking products, which contain hardware components that have a higher cost of revenues than our other products. Cost of services revenues increased $4.7 million for the three months ended September 30, 2006 compared to the three months ended September 30, 2005 and $16.6 million for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 primarily due to increased sales of education, support and consulting services related to our Virtualization Systems products and Application Networking products, increased sales of our Citrix Online Division’s products and, to a lesser extent, compensation costs related to our adoption of SFAS No. 123R. Amortization of core and product technology was relatively flat for the three months ended September 30, 2006 compared to the three months ended September 30, 2005 and increased $2.8 million for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 primarily due to increased amortization expense related to core and product technology acquired in our acquisitions. For more information regarding the acquisitions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Acquisitions” and Note 4 to our condensed consolidated financial statements.

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

Gross Margin

Gross margin as a percent of revenue was 91% for the three months ended September 30, 2006 and 93% for the three months ended September 30, 2005 and 91% for the nine months ended September 30, 2006 and 94% for the nine months ended September 30, 2005. The decrease in gross margin as a percentage of net revenue for the three and nine months ended September 30, 2006 compared to the three and nine months ended September 30, 2005 was primarily due to the increases in cost of revenues as discussed above. We expect our gross margin to decrease when compared to 2005 levels during the remainder of 2006 due to the factors previously discussed. In addition, we expect that our gross margin will continue to trend slightly downwards in 2007 as sales of our newer products continue to increase.

Research and Development Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30, 2006 vs. September 30, 2005	Nine Months Ended September 30, 2006 vs. September 30, 2005
	2006	2005	2006	2005
	(In thousands)
Research and development	$ 39,432	$27,540	$111,314	$ 79,007	$11,892	$32,307

Research and development expenses consisted primarily of personnel-related costs. We expensed substantially all development costs included in our research and development of software products and enhancements to existing products as incurred except for certain core technologies with an alternative future use. Research and development expenses increased approximately $11.9 million for the three months ended September 30, 2006 compared to the three months ended September 30, 2005 and increased approximately $32.3 million for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 primarily due to stock-based compensation expense recognized related to our adoption of SFAS No. 123R and increased staffing and related personnel costs due to our acquisitions and our continued headcount investment in our business. We expect research and development expenses to increase for the remainder of 2006 when compared to 2005 levels due to the recognition of stock-based compensation costs related to our adoption of SFAS No. 123R, the full period impact of our acquisitions and our continued investments in our business including the hiring of personnel. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” and Note 2 to our condensed consolidated financial statements for more information related to our adoption of SFAS No. 123R.

Sales, Marketing and Support Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30, 2006 vs. September 30, 2005	Nine Months Ended September 30, 2006 vs. September 30, 2005
	2006	2005	2006	2005
	(In thousands)
Sales, marketing and support	$118,027	$96,632	$343,966	$283,061	$21,395	$60,905

Sales, marketing and support expenses consisted primarily of personnel-related costs, including sales commissions, and the costs of marketing programs aimed at increasing revenue, such as advertising, trade shows, public relations and other market development programs. Sales, marketing and support expenses increased approximately $21.4 million for the three months ended September 30, 2006 compared to the three months ended September 30, 2005 and increased approximately $60.9 million for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 primarily due to an increase in headcount and the associated increase in salaries, commissions and other variable compensation and employee related expenses, an increase in staffing and related personnel costs due to our acquisitions, stock-based compensation expense recognized related to our adoption of SFAS No. 123R and increases in marketing program costs related to our worldwide advertising campaigns. We expect sales, marketing and support expenses to increase for the remainder of 2006 when compared to 2005 levels due to the full period impact of our acquisitions, increased compensation costs as we continue to make investments in our business and hire personnel, as well as additional stock-based compensation costs related to our adoption of SFAS No. 123R. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” and Note 2 to our condensed consolidated financial statements for more information related to our adoption of SFAS No. 123R.

General and Administrative Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30, 2006 vs. September 30, 2005	Nine Months Ended September 30, 2006 vs. September 30, 2005
	2006	2005	2006	2005
	(In thousands)
General and administrative	$42,957	$31,919	$122,371	$89,480	$11,038	$32,891

General and administrative expenses consisted primarily of personnel-related costs, costs related to outside consultants assisting with regulatory compliance and information systems, as well as auditing and legal fees. General and administrative expenses increased approximately $11.0 million for the three months ended September 30, 2006 compared to the three months ended September 30, 2005, primarily due to stock-based compensation expense recognized related to our adoption of SFAS No. 123R, an increase in staffing and related personnel costs due to our acquisitions and an increase in headcount and the associated salaries and employee related expenses. General and administrative expenses increased approximately $32.9 million for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 primarily due to stock-based compensation expense recognized related to our adoption of SFAS No. 123R, an increase in consulting costs primarily related to our information systems, an increase in headcount and the associated salaries and employee related expenses and an increase in staffing and related personnel costs due to our acquisitions. We expect general and administrative expenses to increase for the remainder of 2006 when compared to 2005 levels primarily due to additional compensation costs related to the adoption of SFAS No. 123R and due to the full period impact of our acquisitions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” and Note 2 to our condensed consolidated financial statements for more information related to our adoption of SFAS No. 123R.

Amortization of Other Intangible Assets

	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30, 2006 vs. September 30, 2005	Nine Months Ended September 30, 2006 vs. September 30, 2005
	2006	2005	2006	2005
	(In thousands)
Amortization of other intangible assets	$4,360	$3,147	$12,542	$7,538	$1,213	$5,004

Amortization of other intangible assets increased approximately $1.2 million for the three months ended September 30, 2006 compared to the three months ended September 30, 2005 and increased $5.0 million for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 primarily due to an increase in amortization expense related to certain finite-lived intangible assets acquired in our acquisitions. As of September 30, 2006, we had unamortized other identified intangible assets with estimable useful lives in the net amount of $50.5 million. For more information regarding our acquisitions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Acquisitions” and Note 4 to our condensed consolidated financial statements.

In-process Research and Development

	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30, 2006 vs. September 30, 2005	Nine Months Ended September 30, 2006 vs. September 30, 2005
	2006	2005	2006	2005
	(In thousands)
In-process research and development	$(1,000)	$(7,000)	$(1,000)	$(7,000)	$6,000	$6,000

In August 2006, we acquired Orbital Data Corporation, and $1.0 million of the purchase price was allocated to IPR&D. In August 2005, we acquired NetScaler, and $7.0 million of the purchase price was allocated to IPR&D. At the time of completion of the acquisitions, the amounts allocated to IPR&D in the acquisitions had not yet reached technological feasibility, had no alternative future use and were written off at the date of the acquisitions in accordance with Financial Accounting Standards Board Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method. For more information regarding our acquisitions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Acquisitions” and Note 4 to our condensed consolidated financial statements.

The fair value assigned to IPR&D was based on valuations prepared using methodologies and valuation techniques consistent with those used by independent appraisers. All fair values were determined using the income approach, which includes estimating the revenue and expenses associated with a project’s sales cycle and by estimating the amount of after-tax cash flows attributable to the projects. The future cash flows were discounted to present value utilizing an appropriate risk-adjusted rate of return of 19% - 20%. The rate of return included a factor that takes into account the uncertainty surrounding the successful development of the IPR&D.

Our efforts with respect to acquired technologies currently consist of design and development that may be required to support the release of the technologies into updated versions of existing service offerings and potentially new product and service offerings. We currently expect that we will successfully develop new products or services utilizing acquired in-process technology, but there can be no assurance that commercial viability of future product or service offerings will be achieved. Furthermore, future developments in the software industry, changes in technology, changes in other products and offerings or other developments may cause us to alter or abandon product plans. Failure to complete the development of projects in their entirety, or in a timely manner, could have a material adverse impact on our financial condition and results of operations.

Interest Income

	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30, 2006 vs. September 30, 2005	Nine Months Ended September 30, 2006 vs. September 30, 2005
	2006	2005	2006	2005
	(In thousands)
Interest income	$12,525	$6,742	$30,429	$16,743	$5,783	$13,686

Interest income increased approximately $5.8 million for the three months ended September 30, 2006 compared to the three months ended September 30, 2005 and increased $13.7 million for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 due to higher interest rates earned on overall higher average cash, cash equivalent and investment balances that resulted primarily from increased proceeds received from the issuance of common stock under our employee stock-based compensation plans, cash from operations and a decrease in cash paid for acquisitions partially offset by an increase in cash spent on our stock repurchase programs. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Interest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30, 2006 vs. September 30, 2005	Nine Months Ended September 30, 2006 vs. September 30, 2005
	2006	2005	2006	2005
	(In thousands)
Interest expense	$(75)	$(1,060)	$(586)	$(1,084)	$985	$498

Interest expense decreased $1.0 million for the three months ended September 30, 2006 compared to the three months ended September 30, 2005 and decreased $0.5 million for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 primarily due to lower interest paid due to the repayment of our term loan facility in February 2006. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and Note 6 to our condensed consolidated financial statements.

Other Expense, Net

	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30, 2006 vs. September 30, 2005	Nine Months Ended September 30, 2006 vs. September 30, 2005
	2006	2005	2006	2005
	(In thousands)
Other expense, net	$(373)	$(112)	$(970)	$(18)	$(261)	$(952)

Other expense, net is primarily comprised of remeasurement and foreign currency transaction gains (losses) and realized gains (losses) on the sale of available-for-sale investments. The $0.3 million increase in other expense, net during the three months ended September 30, 2006 compared to the three months ended September 30, 2005 was due primarily to a decrease in gains recognized related to our investments partially offset by an increase in gains on the remeasurement of our foreign currency transactions. The $1.0 million increase in other expense, net for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 was due primarily to a decrease in gains recognized related to our investments and an increase in losses on the remeasurement of our foreign currency transactions.

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

We maintain certain operational and administrative processes in overseas subsidiaries and our foreign earnings are taxed at lower foreign tax rates. Other than the one-time repatriation provision under the AJCA described above, we do not expect to remit earnings from our foreign subsidiaries. Our effective tax rate was approximately 22% for the three months ended September 30, 2006 and 19% for the three months ended September 30, 2005 and was approximately 24% for the nine months ended September 30, 2006 and 30% for the nine months ended September 30, 2005. The increase in our effective tax rate for the three months ended September 30, 2006 compared to the three months ended September 30, 2005 was primarily due to an increase in our effective tax rate due to the adoption of SFAS No. 123R in 2006 and the decrease in our effective tax rate for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 is primarily due to the additional tax expense recorded in 2005 due to the repatriation of foreign earnings under the AJCA partially offset by an increase in the effective tax rate due to the adoption of SFAS No. 123R in 2006. We establish tax reserves when, despite our belief that our tax return positions are fully supportable, certain of these positions may be challenged. While it is often difficult to predict whether we will prevail, we believe that our tax reserves reflect the probable outcome of known contingencies. As such, included in our effective tax rate for the three and nine months ended September 30, 2006 is the reduction of approximately $14.2 million in tax reserves in the third quarter of 2006 related to the conclusion of an Internal Revenue Service examination for the 2001 tax year and the expiration of a statute of limitations for the 2002 tax year partially offset by an additional tax reserve of approximately $12.3 million related to uncertainties arising in the third quarter of 2006. The net effect of these contingencies, primarily relating to the taxability of transactions between entities of the consolidated company, did not have a material impact on our effective tax rate for the three and nine month periods ended September 30, 2006.

Liquidity and Capital Resources

During the nine months ended September 30, 2006, we generated positive operating cash flows of $225.6 million. These cash flows related primarily to net income of $137.7 million, adjusted for, among other things, non-cash charges, including depreciation and amortization expenses of $46.3 million, the tax effect of stock-based compensation of $50.5 million and stock-based compensation expense of $40.5 million, partially offset by an operating cash outflow of $50.5 million related to the excess tax benefit related to the exercise of stock options and an aggregate decrease in cash flow from our operating assets and liabilities of $6.4 million. Our investing activities used $545.6 million of cash consisting primarily of purchases net of proceeds from sales and maturities of investments of $449.1 million, $61.0 million of cash used related to our 2006 Acquisitions and the expenditure of $35.5 million for the purchase of property and equipment. Our financing activities provided cash of $52.5 million primarily related to proceeds received from the issuance of common stock under our employee stock-based compensation plans of $219.0 million, excess tax benefits from the exercise of stock-based awards of $50.5 million partially offset by the expenditure of $182.2 million for our stock repurchase program and the payment of $34.9 million on our debt.

During the nine months ended September 30, 2005, we generated positive operating cash flows of $213.9 million. These cash flows related primarily to net income of $107.4 million, adjusted for, among other things, non-cash charges, including depreciation and amortization expenses of $34.9 million, tax benefits from the exercise of non-statutory stock options and disqualifying dispositions of incentive stock options of $19.3 million, the write-off of IPR&D associated with the NetScaler acquisition of $7.0 million, provision for product returns of $4.2 million, as well as an aggregate increase in cash flow from our operating assets and liabilities of $39.9 million. Our investing activities provided $220.4 million of cash consisting primarily of the net proceeds, after reinvestment, from sales and maturities of investments of $373.8 million, partially offset by the expenditure of $136.7 million for the purchase of NetScaler and the expenditure of $16.7 million for the purchase of property and equipment. Our financing activities provided $0.4 million of cash related primarily to net proceeds received from our term loan and senior revolving credit facility of $75.0 million and $60.9 million from the issuance of common stock under our employee stock-based compensation plans partially offset by our expenditure of $135.5 million for our stock repurchase program.

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

Cash, Cash Equivalents and Investments

	September 30, 2006	December 31, 2005	2006 Compared to 2005
	(In thousands)
Cash, cash equivalents and investments	$736,335	$554,221	$182,114

The increase of $182.1 million in cash, cash equivalents and investments when comparing September 30, 2006 to December 31, 2005, is primarily due to cash from operations, increased proceeds received from the issuance of common stock under our employee stock-based compensation plans, a decrease in payments made on our debt, a decrease in cash paid for acquisitions partially offset by an increase in cash spent on our stock repurchase programs. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Acquisitions” and “ – Liquidity and Capital Resources” and Note 4 to our condensed consolidated financial statements. We generally invest our cash and cash equivalents in investment grade, highly liquid securities to allow for flexibility in the event of immediate cash needs. Our short and long-term investments primarily consist of interest-bearing securities.

Restricted Cash Equivalents and Investments

	September 30, 2006	December 31, 2005	2006 Compared to 2005
	(In thousands)
Restricted cash equivalents and investments	$63,786	$63,728	$58

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

Accounts Receivable, Net

	September 30, 2006	December 31, 2005	2006 Compared to 2005
	(In thousands)
Accounts receivable, net	$149,343	$142,015	$7,328

The $7.3 million increase in accounts receivable when comparing September 30, 2006 to December 31, 2005 was primarily due to overall higher sales in the last month of the third quarter of 2006 as compared to the last month of the fourth quarter of 2005 and, to a lesser extent, accounts receivable acquired in the 2006 Acquisitions contributed to the overall increase. Our allowance for returns was $1.6 million at September 30, 2006 compared to $2.3 million at December 31, 2005. The decrease of $0.7 million in our allowance for returns was comprised of $3.8 million in credits issued for stock balancing rights during 2006 partially offset by $3.1 million of provisions for returns recorded during 2006. Our allowance for doubtful accounts was $2.2 million at September 30, 2006 compared to $2.1 million at December 31, 2005. The increase of $0.1 million was comprised of an additional $1.6 million of provisions for doubtful accounts recorded during the nine months ended September 30, 2006 partially offset by $1.5 million of uncollectible accounts written off, net of recoveries. From time to time, we could maintain individually significant accounts receivable balances from our distributors or customers, which are comprised of large business enterprises, governments and small and medium-sized businesses. If the financial condition of our distributors or customers deteriorates, our operating results could be adversely affected. At September 30, 2006 and December 31, 2005, no distributor or customer accounted for more than 10% of our accounts receivable.

Credit Facility and Term Loan

Effective on August 9, 2005, we entered into the Credit Facility with a group of financial institutions, or the Lenders. Effective September 27, 2006, we entered into an amendment and restatement of our Credit Facility, or the Amendment. The Amendment decreased the overall range of interest we will pay on amounts outstanding on the Credit Facility and lowered the facility fee. In addition, the Amendment extended the term of the Credit Facility. The Credit Facility, as amended, allows us to increase the revolving credit commitment up to a maximum aggregate revolving credit commitment of $175.0 million. The Credit Facility, as amended, currently provides for a revolving line of credit that will expire on September 27, 2011 in the aggregate amount of $100.0 million, subject to continued covenant compliance. A portion of the revolving line of credit (i) in the aggregate amount of $25.0 million may be available for issuances of letters of credit and (ii) in the aggregate amount of $15.0 million may be available for swing line loans. The Credit Facility, as amended, currently bears interest at the London Interbank Offered Rate, or LIBOR, plus 0.32% and adjusts in the future in the range of 0.32% to 0.80% above LIBOR based on the level of our total debt and our adjusted earnings before interest, taxes, depreciation and amortization, or EBITDA. In addition, we are required to pay an annual facility fee ranging from 0.08% to 0.20% based on the aggregate amount available under the Credit Facility, as amended, and the level of our total debt and adjusted EBITDA. At September 30, 2006, no funds were borrowed or outstanding under the Credit Facility, as amended.

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

Stock Repurchase Program

Our Board of Directors has authorized an ongoing stock repurchase program with a total repurchase authority granted to us of $1.5 billion, of which $200 million was authorized in February 2006 and $300 million was authorized in October 2006. We may use the approved dollar authority to repurchase stock at any time until the approved amounts are exhausted. The objective of our stock repurchase program is to improve stockholders’ return. At September 30, 2006, approximately $85.4 million was available to repurchase shares of our common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock.

We are authorized to make open market purchases of our common stock using general corporate funds. Additionally, during 2006 and 2005 we entered into structured stock repurchase arrangements with large financial institutions using general corporate funds as part of our stock repurchase program in order to lower the average cost to acquire shares. These programs include terms that require us to make up-front payments to the counterparty financial institution and result in the receipt of stock during and/or at the end of the agreement or depending on market conditions, the receipt of either stock or cash at the maturity of the agreement.

We made prepayments to financial institutions, net of premiums received, under our structured stock repurchase programs of $49.6 million during the three months ended September 30, 2006 and $78.0 million during the nine months ended September 30, 2006 and we made prepayments, net of premiums received, of approximately $14.4 million during the three months ended September 30, 2005 and $28.3 million during the nine months ended September 30, 2005. We expended approximately $94.3 million during the three months ended September 30, 2006 and $104.2 during the nine months ended September 30, 2006 on open market purchases and we expended approximately $79.6 million during the three months ended September 30, 2005 and $107.2 million during the nine months ended September 30, 2005 on open market purchases. Under our structured stock repurchase agreements, we took delivery of 985,858 shares at an average price of $35.88 during the three months ended September 30, 2006 and 2,612,435 shares at an average price of $31.73 during the nine months ended September 30, 2006 and we took delivery of 130,697 at an average price of $22.39 during the three months ended September 30, 2005 and 2,014,407 at an average price of $21.84 during the nine months ended September 30, 2005. As of September 30, 2006, we have remaining prepaid notional amounts of approximately $49.6 million under our structured stock repurchase agreements, which expire on various dates through November 2006. Due to the fact that the total shares to be received under our structured repurchase arrangements at September 30, 2006 is not determinable until the contracts mature, the above price per share amounts exclude the remaining shares to be received subject to the agreements. We repurchased 3,015,419 shares of outstanding common stock with an average price of $31.28 during the three months ended September 30, 2006 and 3,337,919 shares of outstanding common with an average price of $31.23 during the nine months ended September 30, 2006 in our open market purchase transactions and we repurchased 3,309,000 shares of outstanding common stock with an average per share price of $24.06 during the three months ended September 30, 2005 and 4,507,400 shares of outstanding common stock with an average price of $23.79 during the nine months ended September 30, 2005. In addition, a significant portion of the funds used to repurchase stock was funded by proceeds from employee stock option exercises and the related tax benefits.

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

The synthetic lease includes certain financial covenants including a requirement for us to maintain a restricted cash, cash equivalent or investment balance of approximately $62.8 million as collateral, which is classified as restricted cash equivalents and investments in our accompanying consolidated balance sheets. We maintain the ability to manage the composition of restricted investments within certain limits and to withdraw and use excess investment earnings from the pledged collateral for operating purposes. Additionally, we must maintain a minimum net cash and investment balance of $100.0 million, excluding our collateralized investments, equity investments and outstanding debt as of the end of each fiscal quarter. As of September 30, 2006, we had approximately $635.4 million in cash and investments in excess of this required level. The synthetic lease includes non-financial covenants, including the maintenance of the property and adequate insurance, prompt delivery of financial statements to the administrative agent of the lessor and prompt payment of taxes associated with the property. As of September 30, 2006, we were in compliance with all material provisions of the arrangement.

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

Office Leases

During 2002 and 2001, we took actions to consolidate certain of our offices, including the exit of certain leased office space and the abandonment of certain leasehold improvements. During the third quarter of 2006, we entered into an agreement, which assigned the operating lease and all remaining liability related to one of the closed offices to a third party. Lease obligations related to the remaining existing operating lease continue to 2018 with a total remaining obligation at September 30, 2006 of approximately $8.8 million, of which $1.6 million was accrued as of September 30, 2006, and is reflected in accrued expenses and other liabilities in our consolidated financial statements. In calculating this accrual, we made estimates, based on market information, including the estimated vacancy periods and sublease rates and opportunities. We periodically re-evaluate our estimates; and if actual circumstances prove to be materially worse than management has estimated, the total charges for these vacant facilities could be significantly higher.

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

ITEM 4.      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2006, the Company’s management, with the participation of the Company’s President and Chief Executive Officer and the Company’s Senior Vice President and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s President and Chief Executive Officer and the Company’s Senior Vice President and Chief Financial Officer concluded that, as of September 30, 2006, the Company’s disclosure controls and procedures were effective in ensuring that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to the Company’s management, including the Company’s President and Chief Executive Officer and the Company’s Senior Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Existing or new products and services that extend Internet software and appliances to provide Web-based information and application access or high performance interactive computing can materially impact our ability to sell our products and services in this market. Our current competitors in this market include Microsoft, Adobe Systems, Inc., Cisco Systems, Inc, EMC2, F5 Networks, Inc., Hewlett-Packard Company, IBM Corporation, Juniper Networks, Inc., Oracle Corporation, Riverbed Technology, Inc., Sun Microsystems, Inc., Webex Communications, Inc., and other makers of secure remote access solutions.

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

Sales of products within our Virtualization Systems product line constitute a majority of our revenue and decreases in demand for our Virtualization Systems products could adversely affect our results of operation sand financial condition.

We anticipate that sales of products within our Virtualization Systems product line and related enhancements will constitute a majority of our revenue for the foreseeable future. Our ability to continue to generate revenue from our Virtualization Systems products will depend on market acceptance of Windows Server Operating Systems and/or UNIX Operating Systems. Declines and variability in demand for our Virtualization Systems products could occur as a result of:

•	new competitive product releases and updates to existing products;

•	termination of our product offerings and enhancements;

•	technological change;

•	general economic conditions; or

•	lack of success of entities with which we have a technology relationship.

If our customers do not continue to purchase our Virtualization Systems products as a result of these or other factors, our revenue would decrease and our results of operations and financial condition would be adversely affected. In addition, modification or termination of certain of our Virtualization Systems products may cause variability in our revenue and make it difficult to predict our revenue growth and trends in our Virtualization Systems products as our customers adjust their purchasing decisions in response to such events.

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

For example, we cannot guarantee that our application delivery infrastructure software will achieve the broad market acceptance by our channel and entities with which we have a technology relationship, customers and prospective customers necessary to generate significant revenue. In addition, we cannot guarantee that we will be able to respond effectively to technological changes or new product announcements by others. If we experience material delays or sales shortfalls with respect to our new products and services or new releases of our current products and services, those delays or shortfalls could have a material adverse effect on our business, results of operations and financial condition.

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

In December 2004, we entered into a five year technology collaboration and licensing agreement with Microsoft Corporation. The arrangement includes a new technology initiative for closer collaboration on terminal server functionality in future server operating systems, continued access to source code for key components of Microsoft’s current and future server operating systems, and a patent cross-licensing agreement. This technology collaboration and licensing agreement replaces the agreement we signed with Microsoft in May 2002 that provided us access to Microsoft Windows Server source code for current and future Microsoft server operating systems, including access to Windows Server 2003 and terminal services source code. There can be no assurances that our current agreements with Microsoft will be extended or renewed by Microsoft after their respective expirations or that we will enter into new collaboration agreements with Microsoft with respect to future product offerings and enhancements. In addition, Microsoft could terminate the current agreements before the expiration of the term for breach or upon a change of control. The early termination or the failure to renew certain terms of our current agreements with Microsoft in a manner favorable to us, the failure to enter into new collaboration agreements with us or a strategic collaboration between Microsoft and our competitors could negatively impact the timing of our release of future products and enhancements.

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

In addition, to the extent our revenue grows, if at all, we believe that our cost of revenues and certain operating expenses could also increase. We believe that we could incur additional costs, including royalties, as we develop, license or buy new technologies or enhancements to our existing products and services. These added costs and royalties could increase our cost of revenues and operating expenses and lower our gross margins. For example, due to our 2005 Acquisitions and 2006 Acquisitions and the anticipated growth of the acquired companies, we currently expect that our future revenue will include a greater level of revenue from appliance sales as compared to our historical level of appliance sales, which we expect will reduce our gross margins from their historical levels. Furthermore, as our income from the 2005 Acquisitions and 2006 Acquisitions increases, we expect that our effective tax rate may increase due to the taxable income from these acquisitions being earned primarily in our geographic locations that are taxed at a higher rate. However, we cannot currently quantify the costs for such transactions that have not yet occurred or of these developing trends in our business. In addition, we may need to use a substantial portion of our cash and investments or issue additional shares of our common stock to fund these additional costs.

We attribute most of our growth during recent years to the introduction of the Presentation Server for Windows operating systems. We cannot assure you that the access infrastructure software market, in which we operate, will grow. We cannot assure you that the release of our application delivery infrastructure software suite of products or other new products or services will increase our revenue growth rate.

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

Acquisitions, including those of high-technology companies, are inherently risky. We cannot assure anyone that our previous acquisitions, including our 2005 Acquisitions and our 2006 Acquisitions, or any future acquisitions will be successful in helping us reach our financial and strategic goals either for that acquisition or for us generally. The risks we commonly encounter are:

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

We have a significant amount of goodwill and other intangible assets, such as product and core technology, related to our acquisitions in 2004, our 2005 Acquisitions and our 2006 Acquisitions. We do not amortize goodwill and intangible assets that are deemed to have indefinite lives. However, we do amortize certain product and core technologies, trademarks, patents and other intangibles. We periodically evaluate our intangible assets, including goodwill, for impairment at the reporting unit level (operating segment). As of September 30, 2006 we had $637.0 million of goodwill, of which approximately $234.4 million of goodwill was recorded in connection with our 2005 Acquisitions and $45.4 million of goodwill was recorded in connection with our 2006 Acquisitions. We review for impairment annually, or sooner if events or changes in circumstances indicate that the carrying amount could exceed fair value. Fair values are based on discounted cash flows using a discount rate determined by our management to be consistent with industry discount rates and the risks inherent in our current business model. Due to uncertain market conditions and potential changes in our strategy and product portfolio, it is possible that the forecasts we use to support our goodwill and other intangible assets could change in the future, which could result in non-cash charges that would adversely affect our results of operations and financial condition.

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

We recorded approximately $376.6 million of goodwill and intangible assets in connection with our 2005 Acquisitions and our 2006 Acquisitions. If the actual revenues and operating profit attributable to acquired intangible assets are less than the projections we used to initially value these intangible assets when we acquired them, then these intangible assets may be deemed to be impaired. If we determine that any of the goodwill or other intangible assets associated with our acquisitions in

2004, our 2005 Acquisitions or our 2006 Acquisitions are impaired, then we would be required to reduce the value of those assets or to write them off completely by taking a related charge to earnings. If we are required to write down or write off all or a portion of those assets, or if financial analysts or investors believe we may need to take such action in the future, our stock price and operating results could be materially adversely affected.

At September 30, 2006, we had $136.8 million, net, of unamortized identified intangibles, which include core and product technology we purchased in acquisitions or under third party licenses. We currently market the technologies acquired in our acquisitions through our Citrix Online Division products, Application Networking products, Advanced Solutions products and Management Systems products. However, our channel distributors and entities with which we have technology relationships, customers or prospective customers may not purchase or widely accept our new appliances and continue to accept our Citrix Online Division products. If we fail to complete the development of our anticipated future product and service offerings, including product offerings acquired through our acquisitions NetScaler Orbital Data acquisitions, if we fail to complete them in a timely manner, or if we are unsuccessful in selling any new lines of products, appliances and services, we could determine that the value of the purchased technology is impaired in whole or in part and take a charge to earnings. We could also incur additional charges in later periods to reflect costs associated with completing those projects that could not be completed in a timely manner. An impairment charge could have a material adverse effect on our results of operations. If the actual revenues and operating profit attributable to acquired product and core technologies are less than the projections we used to initially value product and core technologies when we acquired it, such intangible assets may be deemed to be impaired. If we determine that any of our intangible assets are impaired, we would be required to take a related charge to earnings that could have a material adverse effect on our results of operations.

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

We could change our licensing programs or subscription renewal programs, which could negatively impact the timing of our recognition of revenue.

We continually re-evaluate our licensing programs and subscription renewal programs, including specific license models, delivery methods, and terms and conditions, to market our current and future products and services. We could implement new licensing programs and subscription renewal programs, including offering specified and unspecified enhancements to our current and future product and service lines. Such changes could result in recognizing revenues over the contract term as opposed to upon the initial shipment or licensing of our software product. We could implement different licensing models in certain circumstances, for which we would recognize licensing fees over a longer period. Changes to our licensing programs and subscription renewal programs, including the timing of the release of enhancements, upgrades, and maintenance releases, the term of the contract, discounts and other factors, could impact the timing of the recognition of revenue for our products, related enhancements and services and could adversely affect our operating results and financial condition.

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

We conduct significant sales and customer support, development and engineering operations in countries outside of the United States including, as a result of our acquisition of NetScaler, product development in Bangalore, India. During the three months ended September 30, 2006, we derived approximately 46% of our revenues from sales outside the United States. Our continued growth and profitability could require us to further expand our international operations. To successfully expand international sales, we must establish additional foreign operations, hire additional personnel and recruit additional international resellers. Our international operations are subject to a variety of risks, which could cause fluctuations in the results of our international operations. These risks include:

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

Our results of operations are also subject to fluctuations in foreign currency exchange rates. In order to minimize the impact on our operating results, we generally initiate hedging of currency exchange risks approximately one year in advance of anticipated foreign currency expenses. As a result of this practice, foreign currency denominated expenses will be higher in the current year if the dollar was weak in the prior year. If the dollar is strong in the current year, most of the benefits will be reflected in our operating costs. There is a risk that there will be fluctuations in foreign currency exchange rates beyond the one year timeframe for which we hedge our risk. In the first nine months of 2005 our operating expenses were generally lower due to a stronger dollar compared to the first nine months of 2006 during which our operating expenses were higher due to the dollar being generally weaker.

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

Significant portions of our computer equipment, intellectual property resources and personnel, including critical resources dedicated to research and development and administrative support functions are presently located at our corporate headquarters in Fort Lauderdale, Florida, an area of the country that is particularly prone to hurricanes, or our various locations in California, an area of the country that is particularly prone to earthquakes. The occurrence of a natural disaster or other unanticipated catastrophes, such as a hurricane or earthquake, could cause interruptions in our operations. For example, in October 2005, Hurricane Wilma passed through southern Florida causing extensive damage to the region, including some minor damage to our corporate headquarters facility. Extensive or multiple interruptions in our operations due to future natural disasters or unanticipated catastrophes could severely disrupt our operations and have a material adverse effect on our results of operations.

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

The stock market in general, The Nasdaq Global Select Market (formerly, the Nasdaq National Market), and the market for software companies and technology companies in particular, have experienced extreme price and volume fluctuations. These broad market and industry factors could materially and adversely affect the market price of our stock, regardless of our actual operating performance.

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

General economic and market conditions, and other factors outside our control including terrorist and military actions, could adversely affect our business and impair the value of our investments. Any downturn in general economic conditions could result in a reduction in demand for our products and services and could harm our business. These conditions make it difficult for us, and our customers, to accurately forecast and plan future business activities and could have a material adverse effect on our business, financial condition and results of operations. In addition, an economic downturn could result in an impairment in the value of our investments requiring us to record losses related to such investments. Impairment in the value of these investments may disrupt our ongoing business and distract management. As of September 30, 2006 we had $538.3 million of short and long-term investments, including restricted investments, with various issuers and financial institutions. In many cases we do not attempt to reduce or eliminate our market exposure on these investments and could incur losses related to the impairment of these investments. Fluctuations in economic and market conditions could adversely affect the value of our investments, and we could lose some of our investment portfolio. A total loss of an investment could adversely affect our results of operations and financial condition. For further information on these investments, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources.”

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer

The Company’s Board of Directors has authorized an ongoing stock repurchase program with a total repurchase authority granted to the Company of $1.5 billion, of which $200.0 million was authorized in February 2006 and $300 million was authorized in October 2006, the objective of which is to improve stockholders’ returns. At September 30, 2006, approximately $85.4 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. The following table shows the monthly activity related to the Company’s stock repurchase program for the three month period ending September 30, 2006:

	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or approximate dollar value) of Shares (or Units) that may yet be Purchased under the Plans or Programs
July 1, 2006 through July 31, 2006	985,858	$35.88	(2)	985,858	$229,300
August 1, 2006 through August 31, 2006	1,941,200	30.49	(2)	1,941,200	120,527
September 1, 2006 through September 30, 2006	1,074,219	32.72	(2)	1,074,219	85,373

Total	4,001,277	$32.42	(2)	4,001,277	$85,373

(1)	Represents shares received under the Company’s prepaid stock repurchase programs and acquired in open market purchases. The Company expended a net amount of approximately $143.9 million during the quarter ended September 30, 2006 for repurchases of the Company’s common stock. For more information see Note 11 to the Company’s condensed consolidated financial statements.
(2)	These amounts represent the cumulative average price paid per share, excluding the effect of premiums received, for shares received under the Company’s prepaid stock repurchase programs some of which extend over more than one fiscal period.

ITEM 6.      EXHIBITS

(a)   List of exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of August 4, 2006, by and among Citrix Systems, Inc., Banyan Acquisition Corporation, Orbital Data Corporation and John Jaggers as the stockholder representative.

10.1(1)	Amended and Restated Credit Agreement dated as of September 27, 2006 among Citrix Systems, Inc., Citrix Systems International GmbH, JPMorgan Chase Bank N.A., and certain other financial institutions.

31.1	Rule 13a-14(a) / 15d-14(a) Certification

31.2	Rule 13a-14(a) / 15d-14(a) Certification

32.1	Section 1350 Certifications

(1)	Incorporated herein by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on September 27, 2006.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 3rd day of November 2006.

CITRIX SYSTEMS, INC.

By:	/s/ DAVID J. HENSHALL
David J. Henshall
Senior Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of August 4, 2006, by and among Citrix Systems, Inc., Banyan Acquisition Corporation, Orbital Data Corporation and John Jaggers as the stockholder representative.

10.1(1)	Amended and Restated Credit Agreement dated as of September 27, 2006 among Citrix Systems, Inc., Citrix Systems International GmbH, JPMorgan Chase Bank N.A., and certain other financial institutions.

31.1	Rule 13a-14(a) / 15d-14(a) Certification

31.2	Rule 13a-14(a) / 15d-14(a) Certification

32.1	Section 1350 Certifications

(1)	Incorporated herein by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on September 27, 2006.