Form 10-K
period 2006-12-31
CITRIX SYSTEMS INC
filed 2007-09-07
CIK 877890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 0-27084

CITRIX SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	75-2275152
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

851 West Cypress Creek Road

Fort Lauderdale, Florida 33309

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (954) 267-3000

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.001 Par Value	The NASDAQ Stock Market LLC
(Title of class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definitions of “accelerated filer and large accelerated filer” in 12b-2 of the Exchange Act.

☒  Large accelerated filer                    ☐  Accelerated filer                    ☐  Non-accelerated filer

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant computed by reference to the price of the registrant’s Common Stock as of the last business day of the registrant’s most recently completed second fiscal quarter (based on the last reported sale price on The Nasdaq Global Select Market as of such date) was $7,378,394,506. As of August 30, 2007 there were 179,755,470 shares of the registrant’s Common Stock outstanding.

CITRIX SYSTEMS, INC.

EXPLANATORY NOTE

In this Annual Report on Form 10-K as of and for the year ended December 31, 2006, Citrix Systems, Inc., or the Company, is restating its consolidated balance sheet as of December 31, 2005 and the related consolidated statements of income, stockholders’ equity and comprehensive income and cash flows for the years ended December 31, 2005 and 2004, and each of the quarters in 2006 and 2005 to reflect additional stock-based compensation expense and related income tax effects for stock option awards granted since late 1995 and the financial statement impact for all subsequent periods. The Company’s decision to restate was based on the results of a voluntary, independent investigation of its historical stock option granting practices and related accounting that was conducted by the Audit Committee of its Board of Directors.

On November 30, 2006, after the Company’s management had conducted a preliminary, limited scope review of certain of the Company’s stock option granting practices, the Company’s Audit Committee (all of whom joined the Company’s Board of Directors in 2003 or later) commenced a voluntary, independent investigation of the Company’s historical stock option granting practices and related accounting during the period from January 1996 through December 2006. None of the members of the Audit Committee has ever served on the Compensation Committee of the Board of Directors. The Audit Committee’s voluntary investigation of the Company’s historical stock option granting practices was not in response to any governmental investigation, stockholder lawsuit, whistleblower complaint or inquiries from media organizations. The investigation was conducted with the assistance of independent outside legal counsel and outside forensic accounting consultants, and covered option grants made to all employees during the period from January 1996 through December 2006. Management further evaluated all grants (consisting of two employee new hire grants) in December 1995, which was the month the Company completed its initial public offering, and all grants to non-employee directors. The investigation and related review consisted of approximately 191 grant dates (representing over 27,000 individual option grants and 108.7 million stock options).

As a result of the Audit Committee’s investigation and management’s review, which has been completed, the Company has determined that, pursuant to Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, the accounting measurement date for certain stock option grants awarded during the December 1995 through December 2006 period differed from the measurement dates previously used for such stock option awards. Accordingly, the Company has applied revised measurement dates for financial accounting purposes to those option grants and the Company has revised its accounting for such awards. Most of the grants for which the Company has determined that incorrect measurement dates were used for financial accounting purposes were granted in the December 1995 to November 2003 time frame. The additional compensation expense resulting from options granted after 2003 was not material to any subsequent interim or annual financial statement period.

After completion of its investigation, the Audit Committee concluded that from 1996 until mid-1998, the Company likely selected grant dates retrospectively for many stock options granted to employees and executives. In addition, the required granting actions for many of these grants were not completed on the original measurement date. The Audit Committee found that none of the Company's current executives were responsible for retrospective selection of grant dates during this period.

From mid-1998 to November 2003, the accounting errors corrected in the restatement were caused mainly by the fact that required granting actions were not complete on the date of grant. The approval of the Compensation Committee was a required granting action and the process of obtaining approvals was generally not completed until after the grant date. For some grants after mid-1998, the Company also had not finalized the recipients and amounts of these options on the grant date.

From November 2003 through December 2006, the Company made significant changes in its stock option granting practices, processes and controls. These changes included a delegation of authority by the Compensation Committee to the Company’s Chief Executive Officer and Chief Financial Officer to grant options to employees of the Company who are not subject to Section 16 of the Securities Exchange Act of 1934, as amended, and whose compensation is not subject to Section 162(m) of the Internal Revenue Code of 1986, as amended, and subject to certain parameters. Grants to such officers and other grants outside of the delegation parameters continued to require Compensation Committee approval but the delegation of authority significantly reduced the number of grants that required Compensation Committee approval. After November 2003, the accounting errors corrected in the restatement were caused mainly by the fact that the required granting actions (primarily Compensation Committee approval) were not complete on the date of the grant. As such, these errors were similar in nature to the errors requiring measurement date revisions in the 1996 to November 2003 period However, there was a significant decrease in the number of revised measurement dates during this period because of the changes in granting practices and reduction in the number of grants requiring Compensation Committee approval. The last grant with a revised measurement date was in March 2005.

i

After completion of its investigation, the Audit Committee concluded that there was no intentional wrongdoing by any current executive of the Company in connection with the Company's stock option grants and procedures during the period under review (1996-2006).

The Company determined revised measurement dates for approximately 76.4 million options granted during the period December 1995 to March 2005. These revised measurement dates resulted in the Company recording $165.7 million in additional stock-based compensation expense on a pre-tax basis for the years 1995 through 2005. The additional stock-based compensation expense is net of forfeitures related to employee terminations. To determine revised measurement dates, management evaluated all of the available evidence. For those grants where the revised measurement date could not be determined with certainty, management applied judgment to determine what it believes to be the most appropriate measurement date in accordance with APB No. 25, and considered the amount of additional compensation expense that could result had different dates been selected. For a complete discussion of the judgments underlying the revised measurement dates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report on Form 10-K for the year ended December 31, 2006. The adjustments relating to these option grants did not affect the Company’s previously reported revenue or cash and investments and relate exclusively to the Company’s historical stock option granting practices. This restatement is more fully described in this Annual Report on Form 10-K for the year ended December 31, 2006 in Note 2 (titled “Restatement of Consolidated Financial Statements”) to the Consolidated Financial Statements in Part IV, Item 15, and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7. Additional information on the restatement and related matters can be found in this Annual Report on Form 10-K for the year ended December 31, 2006 in:

•	Item 1A, “Risk Factors,”

•	Item 3, “Legal Proceedings,”

•	Item 5, “Market for Registrant’s Common Equity and Related Stockholder Matters, and Issuer Purchases Of Equity Securities,”

•	Item 6, “Selected Consolidated Financial Data,”

•	Item 9A, Controls and Procedures, and

•	Note 17 to the Consolidated Financial Statements in Part IV, Item 15.

Previously filed Annual Reports on Forms 10-K and 10-K/A, Quarterly Reports on Form 10-Q and 10Q/A, and related opinions from the Company’s independent registered public accounting firm, affected by the restatement have not been amended and should not be relied on.

ii

PART I

ITEM 1.	BUSINESS

General

Citrix Systems, Inc., is a Delaware corporation founded on April 17, 1989. We design, develop and market technology solutions that allow applications to be delivered, supported, and shared on-demand with high performance, enhanced security, and improved total cost of ownership, or TCO. We market and license our products through multiple channels such as value-added resellers, or VARs, channel distributors, system integrators, or SIs, independent software vendors, or ISVs, our Websites and original equipment manufacturers.

Business Overview

Our goal is to enable a world where virtually anyone can work from virtually anywhere. In our drive to achieve our vision, we have been an innovator in the information technology, or IT, industry for more than a decade, since the completion of our initial public offering in December 1995.

Our three main waves of innovation have had a significant impact on the IT industry:

•	Our first wave of innovation, in the mid-1990s, enabled the virtualization of the Windows desktop with our WinFrame product®. This in turn enabled thin-client computing.

•

Our second wave of innovation, from the late 1990s to the early 2000s, focused on bringing the advantages of application virtualization and IT centralization to businesses with our MetaFrame® line of presentation server products. When an application is virtualized, the business logic of the application runs on a central server, and only screen pixels, keystrokes, and mouse movements – not actual data – are transmitted via an encrypted channel to the user’s computer. Keeping applications under the centralized control of IT administrators enhances data security and reduces the costs of managing separate clients and applications on every user’s desktop. Through our application virtualization solutions, we became a market leader in server-based computing.

•

Our third wave of innovation is ongoing, focusing on a unique and holistic approach to solving application delivery problems, and equipping business to change on-demand. Since 2002, we have transformed Citrix from a company with one product line, to one that offers a broad portfolio of solutions that make people more productive through on-demand access to applications from virtually anywhere.

Today, we offer multiple products addressing a wide range of customer needs in a single market consisting of the design, development, marketing, sales and support of our Application Delivery Infrastructure products and services for applications and online services, and we are addressing a wide range of customer needs within this market with our products. These products include solutions for application virtualization, Web application optimization, application performance monitoring, branch office application delivery and wide area network, or WAN, optimization, virtual desktop delivery, secure sockets layers/virtual private network, or SSL/VPN, gateways, on-demand assistance, online collaboration and Internet Protocol, or IP, telephony. During this period, our revenues have grown from $527.4 million in 2002 to $1.13 billion in 2006.

Products

Our Application Delivery Infrastructure products are designed to offer comprehensive solutions across all dimensions of application delivery. Application delivery is an increasingly strategic problem that requires complete line-of-sight for each application. Desktops, Web-based applications and Windows-based applications each require a different set of technologies for optimal delivery and line-of-sight control. We package and market complete application delivery solutions, and we organized our products into five principal product groupings – Application Virtualization, Application Networking, Management Systems, Online Services, and Advanced Solutions – in order to maintain and enhance our technology in each area. This overview provides a discussion of each product and product grouping.

Application Virtualization

Application Virtualization is focused on developing and marketing technologies, solutions and products, for virtualizing applications and Windows-based desktops. Our Application Virtualization products include:

•

Presentation Server™ is a widely-deployed application virtualization solution that runs the business logic of applications on a central server, transmitting only screen pixels, keystrokes, and mouse movements – no actual data – via an encrypted channel to users’ computers. Keeping applications under the centralized control of IT administrators enhances data security and reduces the costs of managing separate clients and applications on every user’s desktop. Presentation Server runs on virtually any platform, from Microsoft® Windows Server™ 2003 x64 Edition to Windows Server 2003, Windows® 2000 Server and UNIX®.

•

Password Manager™ is a secure, efficient, and easy-to-deploy enterprise single sign-on solution for accessing password-protected Windows, Web and host-based applications. Users authenticate once with a single password, and Password Manager automatically completes the login process as it logs onto password-protected enterprise resources, enforces password policies, monitors password-related events, and automates end-user tasks—even password changes.

•

Access Essentials™ is a secure remote access product with simple centralized management of information resources for organizations with up to 75 users. This relatively cost-effective software turns a Windows Server™ into the secure access point for client-server applications, files and internal Websites, and quickly delivers on-demand access to users at a convenient location. Access Essentials both enables access and controls it, with wizard-driven installation and operation.

•

Access Suite™ is a powerful enterprise solution for providing secure, on-demand access to enterprise resources—from anywhere, with virtually any device, over virtually any network. The Access Suite combines Presentation Server™, Access Gateway™ and Password Manager™ to create a ready, secure and easy-to-use connection to information—whether data or voice. It is secure by design, centralizes access, provides a robust and resilient foundation for business, and automatically adjusts to dynamic access scenarios.

Application Networking

Application Networking is focused on developing and marketing technologies, solutions and products to optimize, deliver and secure Web-based applications and WANs, and provide single point of access to applications and protocols. Our Application Networking products include:

•

NetScaler® Application Switch is a Web application optimization delivery and traffic management product. The NetScaler® Application Switch is a comprehensive network system that combines state-of-the-art application acceleration, layer 4-7 traffic management, SSL acceleration and robust application security into a single, tightly-integrated solution. In addition to high-speed load balancing and content switching, the Application Switch accelerates delivery of Web applications by leveraging advanced acceleration technologies, including data compression, static and dynamic content caching, SSL acceleration and numerous network optimizations. Deployed in front of application servers to accelerate performance, the Application Switch significantly reduces the processing overhead on application and database servers.

•

NetScaler® Application Accelerator is an integrated network appliance that delivers industry-leading application acceleration, SSL acceleration and network-layer denial of service attack protection. Improving end-user performance for all Web applications, the Application Accelerator is deployable into most existing network infrastructure, interoperating with third-party load balancers to immediately accelerate Web application performance. It is one of only a few application delivery solutions built on a high-performance architecture and integrating a comprehensive set of advanced acceleration technologies, including SSL acceleration, static and dynamic content caching, hypertext transfer protocol, or HTTP, compression and multi-protocol compression. In addition, it can be upgraded to provide secure, accelerated SSL/VPN access to remote users.

•

Application Firewall protects Web-based application from application-layer attacks that cannot be detected by traditional security products. This protection is critical because Web applications increasingly provide direct access to some of the most sensitive and valuable data in any enterprise, including financial records, credit card numbers and customer identity information, making them especially attractive targets for hackers.

•

Access Gateway™ is a line of universal SSL/VPN appliances that provide a secure, always-on, single point-of-access to all applications and protocols, including multimedia and Voice over Internet Protocol, or VoIP. The Access Gateway product line has all of the advantages of IPSec and SSL/VPNs, without their costly and cumbersome implementation and management. Access Gateway includes technology that gives administrators fine-grained control over what actions users can take with the applications they access—such as view, edit, save or print—based on who they are, where they are located and what kind of device they are using.

•	WANScaler™ is a branch office application delivery and WAN optimization solution that improves the performance of applications delivered to branch office users.

Management Systems

Management Systems is focused on developing and marketing technologies, solutions and products to monitor the performance of applications. Our Management Systems products include:

•	EdgeSight™ for Endpoints is an agent-based monitoring solution that provides continuous visibility from the end-user perspective to the performance of virtually any application.

•

EdgeSight for Presentation Server is an agent-based monitoring solution that provides continuous visibility from the end-user perspective to the performance of applications delivered by Presentation Server.

Online Services

Online Services is focused on developing and marketing Web-based access, support and collaboration software and services.

•

GoToMyPC® is an online, managed service that provides secure, remote access to Windows® PC desktops from virtually any Internet-connected computer. GoToMyPC, which sets up easily with a secure encrypted connection, enables individuals to remotely use any resources hosted on their desktop just as though they were sitting in front of their PC. GoToMyPC® Pro, tailored for the needs of professionals, and small office and professional teams, supports up to 20 PCs, rolls out secure remote access for multiple users in minutes, and features an administration Website where managers can add, suspend and delete users and run usage reports.

•

GoToMeeting® is an online, easy-to-use, secure and cost-effective solution for online meetings, training sessions and collaborative gatherings. GoToMeeting allows a user with a PC and an Internet browser to easily host, attend or participate in an online meeting or session without significant training. GoToMeeting features advanced secure communication architecture that uses industry-standard SSL and meets U.S. government standards. The service offers flat-fee pricing for any number of meetings of any length, for up to 10 attendees per meeting. We also offer GoToMeeting Corporate which supports five or more organizers and 25 to 200 attendees per meeting, and features advanced secure communication architecture that uses industry-standard SSL and meets U.S. government standards.

•

GoToAssist® is a leading, online, remote technical-support solution that enables organizations to provide secure, on-demand support over the Internet. GoToAssist enables support staff to view and control the desktop of a user, requires no client software or additional resources, works automatically and securely through virtually every firewall, even over dial-up connections, and integrates into existing infrastructure.

•

GoToWebinar™ is a simple and affordable solution to conduct online events, such as large sales presentations and marketing events over the Internet. GoToWebinar has a capacity to scale to 1,000 attendees per event and includes such features as full-service registration with real-time reports, customized branding of Webinar materials, automated e-mail templates, free integrated voice conferencing or toll-free service, attendee polling and survey capability, Webinar dashboard to monitor audiences, and easy controls for quickly changing presenters.

Advanced Solutions

Advanced Solutions is focused on VoIP and IP telephony solutions and developing unique solutions using new technology and capabilities from across our company. Our Advanced Solutions products include:

•

Application Gateway™ is an appliance that enables organizations to deliver applications to the screens and speakers of IP phones and wireless devices. In addition, the Application Gateway can transform existing Web-based applications—such as time clocks, email, sales force automation, school attendance, inventory look-up and patient records—for wireless devices and the screens of IP phones. Customized via the visual development toolkit, the Design Studio, and delivered to the device screen via the Application Gateway, transformed applications appear as though they were custom-developed for the IP telephone or wireless device—without changes to the underlying Web-based applications.

•

Voice Office is a suite of packaged, converged IP telephony applications that simplify user interaction, reduce user training and enhance organizational communications for businesses with Cisco and Nortel IP telephones. Voice Office includes Express Directory, Visual Voicemail, Zone Paging, Broadcast Server and Click-to-Call using Smart Agent, all accessible from the screens and speakers of these IP telephones. With no development work, IT departments can use Voice Office to provide their users with simplified and faster access to the organization’s existing IP telephony applications and make telephony features easier for them to use.

Services

We provide a portfolio of services designed to allow our customers and entities with which we have a technology relationship to maximize the value of our application delivery solutions. These services are available as a feature of our business-development program and are available for additional fees to customers.

•

Consulting. The objective of our consulting services is to help ensure the successful implementation of our Application Delivery solutions. Tested methodologies, certified professionals and best practices developed from real-world experience allow our consulting to provide guidance and support to partners and customers to maximize the effectiveness of their access infrastructure implementations.

•

Technical Support Services. To accommodate the unique ongoing support needs of customers, our technical support services are specifically designed to address the variety of challenges facing access infrastructure environments. We offer five support-level options, global coverage and personalized relationship management.

•

Product Training & Certification. A series of courses are designed to allow customers and channel members to learn new skills and effective strategies to help plan, implement and administer our products. Students may attend courses at one of approximately 250 Citrix Authorized Learning Centers™, or CALCs, worldwide.

Except for the Web-based desktop access services offered by our Citrix Online Division, our other service activities are related to post-sale technical support, pre- and post-sale consulting and product training services. Post-sale technical support is offered through Citrix-operated support centers located in the United States, Ireland, Tokyo, Hong Kong and Australia. In most cases, we provide technical advice to channel distributors and entities with which we have a technology relationship, who act as the first line of technical assistance for end-users. In some cases, end-users can also choose from a Citrix-delivered fee-based support program ranging from one-time incident charges to an enterprise-level support agreement covering multiple sites and servers. In addition, we also provide free technical advice through online support systems, including our Web-based “Knowledge Center.” For pre- and post-sale consulting, Citrix Consulting, a consulting services organization, provides both exploratory and fee-based consulting services. These services include on-site systems design and implementation services targeted primarily at enterprise-level clients with complex IT environments. Citrix Consulting is also responsible for the development of best practice knowledge that is disseminated to businesses with which we have a business relationship and end-users through training and written documentation. Leveraging these best practices enables our integration resellers to provide more complex systems, reach new buyers within existing customer organizations and provide more sophisticated system proposals to prospective customers. Citrix product training is available to businesses, end-users and partners through our CALC program and eLearning. CALCs are staffed with instructors that have been certified by us and teach their students using Citrix-developed courseware. Approximately 250 of the world’s leading IT training organizations are CALCs. eLearning is available through both CALCs and from our Website.

Technology

Our products are based on a full range of industry-standard technologies. In addition, certain of our products are also based on our proprietary technologies including our Independent Computing Architecture, or ICA, protocol.

The ICA® protocol is a core technology in application virtualization that allows an application’s graphical end-user interface to be displayed on virtually any client device while the application logic is executed on a central server. Centralizing application processing on the server enables centralized management of applications, end-users, servers, licenses and other system components for greater efficiency and lower cost.

Our ICA® technology also minimizes the amount of data traveling across an end-user’s network by limiting the data transported to and from the client device to encrypted screen refreshes, keystrokes and mouse clicks. This enhances access security, improves application performance, lowers bandwidth consumption, and lowers the TCO for deploying and accessing the latest, most powerful applications and information.

Our products are also based on the Extensible Markup Language, or XML. Leveraging our XML technology assures open systems interaction for customers regardless of data source or platform. By supporting XML, which is an important standard for Web services-based applications, we help customers get from the client/server world of today to the Web services environments of tomorrow.

Customers

We take a unique and holistic approach to solving application delivery problems, and we equip businesses to change – on-demand. We do this through an expansive product portfolio that brings enormous benefits and cost savings to our customers. The strategic value that we offer brings multiple buyers to the table, each with a different perspective on the problems we solve. We believe that currently, the four primary IT buyers involved in decision-making related to application delivery solutions are:

•

Strategic IT Executives - the senior executives, including chief information officers, chief technology officers and vice presidents of infrastructure, who have responsibility for ensuring all applications are delivered with the best performance, security and cost-savings.

•

Network Architects (Web application line-of-sight) – the people and groups responsible for delivering Web-based applications who have primary responsibility for the WAN infrastructure for all applications.

•	IT Infrastructure Managers (Windows application line-of-sight) – the people and groups responsible for delivering Windows-based applications.

•	Desktop Operations Managers (Windows Desktop line-of-sight) – the people and groups responsible for managing Windows Desktop environments.

In addition to these four primary IT buyers, we market and sell web-based remote access solutions and web-based collaboration solutions to consumers, prosumers and small businesses through our Citrix Online Division. The Online Division also markets and sells web-based remote support systems to corporate help desks.

We offer perpetual software licenses for our Application Virtualization, Application Networking, Management Systems and Advanced Solutions, along with annual subscriptions for software maintenance, technical support and online services. Perpetual licenses allow our customers to use the version of software initially purchased into perpetuity while software maintenance gives them the right to upgrade to software versions if any updates are delivered during the maintenance term. Perpetual license software products come in shrink-wrap and electronic-based forms to meet customer form factor requirements. Our Online Services products can be accessed over any Internet connection during the subscription period. Hardware appliances come pre-loaded with software for which customers can purchase perpetual licenses.

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

In December 2004, we entered into a technology collaboration agreement with Microsoft to further enhance the overall extensibility of Windows® Terminal Server. In conjunction with the technology collaboration agreement, we and Microsoft entered into a patent cross license and source code licensing agreements to renew our access to source code for current versions of Microsoft Windows Server that had previously been provided to us pursuant to the agreement between Microsoft and us dated May 2002. The technology collaboration agreement also provides us access to the source code for the forthcoming Microsoft Windows Server 2008, formerly code named “Longhorn”, and in September 2007 we signed a source code license with Microsoft for the general release version of Windows Server 2008. The technology collaboration agreement has a five-year term which expires in December 2009. The technology collaboration, patent cross license and source code licensing agreements do not provide for payments to or from Microsoft.

There can be no assurances that our agreements with Microsoft will be extended or renewed by Microsoft upon their respective expirations or that, if renewed or extended, such agreements will be on terms favorable to us. See “Risk Factors.”

Additional Relationships. As of December 31, 2006, we had entered into approximately 140 ICA license agreements. Currently, numerous devices incorporate Citrix ICA, including Windows CE devices, Macintosh clients, Linux Terminals, and other information appliances, such as wireless phones and other handheld devices. ICA licensees include Wyse Technologies, Hewlett-Packard Company, Neoware Systems, Inc., Fujitsu Limited, Philips Speech Recognition Systems and SAP AG, among others.

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

Research and Development

We focus our research and development efforts on developing new products and core technologies for our application delivery infrastructure market and further enhancing the functionality, reliability, performance and flexibility of existing products. In 2004, we acquired additional expertise in Web-based services, telephony, VoIP and secure access appliances. In 2005, we acquired additional expertise in Web application optimization, Transmission Control Protocol, or TCP, multiplexing, multi-protocol compression, SSL acceleration, application traffic management, dynamic caching, and Web application firewall technologies. In 2006, we acquired additional expertise in tools that monitor the end-user experience, WAN optimization and acceleration. We solicit extensive feedback concerning product development from customers, both directly from and indirectly through our channel distributors.

We believe that our software development team and core technologies represent a significant competitive advantage for us. Included in the software development team is a group focused on research activities that include prototyping ways to integrate emerging technologies and standards into our product offerings, such as emerging Web services technologies and Microsoft’s newest Windows Server technologies. Many groups within the software development team have expertise in XML-based software development, integration of acquired technology, multi-tier Web-based application development and deployment, SSL secure access and building software as a service. We maintain a team working on-site at Microsoft focused on enhancing and adding value to the next generation of Microsoft Windows Server products and operating systems. We incurred research and development expenses of approximately $155.3 million in 2006, $108.8 million in 2005 and $86.7 million in 2004.

Sales, Marketing and Support

We market and license our products and services primarily through multiple channels worldwide, including VARs, channel distributors, SIs and ISVs managed by our worldwide sales force. We provide training and certification to integrators, VARs and consultants for a full-range of Citrix-based application delivery solutions and services through our Citrix accessPARTNER network. In addition, our Citrix Online Division provides software as a service through direct sales and our Websites.

In 2006, we particularly focused our efforts on increasing the productivity of our existing partners, integrating partners from our recent acquisitions into our program, and building capacity through recruitment of new partners to sell and implement our expanding product portfolio. We continue to see success with our innovative channel incentive program, Citrix Advisor Rewards. The Citrix Advisor Rewards program is an innovative influencer program that rewards our partners for registering projects and providing value-added selling even if they don't fulfill the product. This has helped limit channel conflict and increase partner loyalty to us. We regularly take actions to improve the effectiveness of our partner programs, and to strengthen our channel relationships, including managing non-performing partners, adding new partners with expertise in selling into new markets, and forming additional relationships with global and regional SIs and ISVs. SIs and ISVs are becoming a more central part of our strategy in the large enterprise and government markets. The SI program includes members such as Accenture Ltd., Atos Origin, Computer Sciences Corporation, Electronic Data Systems Corporation, Fujitsu-Siemens Computers GmbH, Hewlett-Packard Company, IBM Global Services, Infosys Technologies Limited, TATA Consultancy Services Limited and WiPro Technologies Limited, among others. The ISV program has a strong representation from targeted industry verticals such as healthcare, financial services and telecommunications. Members in the ISV program include Cerner Corporation, Epic Systems Corporation, ESRI, Hyperion Solutions Corporation, McKesson Corporation, Microsoft, Oracle Corporation, Sage Group plc, SAP AG and Siemens Medical Health Solutions, among many others.

Our sales and marketing organization actively supports our distributors and resellers. Our sales organization consists of field-based systems sales engineers and corporate sales professionals. Additional sales personnel, based in North America, Europe, Africa, Asia, Australia and South America, support these field personnel. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” and Note 13 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2006 for information regarding our segments. These additional sales personnel recruit prospective customers, provide technical advice with respect to our products and work closely with key distributors and resellers of our products. Over the last four years, we have grown our force of sales professionals that work closely with partners to sell to primary IT buyers, including Strategic IT Executives, Network Architects, IT Infrastructure Managers and Desktop Operations Managers to address the multiple selling and buying opportunities presented by our expanded product line. These and other account penetration efforts are part of our strategy to increase the usage of our application delivery products within our customer’s IT organization.

Our marketing department provides training, sales event support, sales collateral, advertising, direct mail and public relations coverage to our indirect channels to aid in market development and in attracting new customers. In addition, marketing for our Online Services utilizes multiple venues including radio, television and online advertising.

The Citrix® accessPARTNER network, made up of over 6,700 members, includes three categories of partners: Citrix® Solution Advisor, Citrix® Alliance Partner, and Citrix Certified™ Education Professional. This network represents the knowledge, skills and experience of the entire spectrum of our partners around the world, and makes it easier for end customers to engage their services and benefit from their solutions. Equally important, the Citrix accessPARTNER network is designed to help partners build their business by sharing in opportunities for planning and implementing application delivery solutions that arise from mutual customers and complement the sale of their own products.

We provide most of our distributors with stock balancing and price protection rights. These transactions are estimated and provided for at the time of sale as a reduction of revenue. Stock balancing rights permit distributors to return products to us up to the forty-fifth day of the fiscal quarter, subject to ordering an equal dollar amount of our other products prior to the last day of the same fiscal quarter. We are not obligated to accept product returns from our distributors under any other conditions, unless the product item is defective in manufacture. Product items returned to us under the stock-balancing program must be in new, unused and unopened condition. Price protection rights require that we grant retroactive price adjustments for inventories of our products held by distributors or resellers if we lower our prices for such products. In the event that we decide to reduce our prices, we will establish a reserve to cover exposure to distributor inventory. We have not reduced and have no current plans to reduce the prices of our products for inventory currently held by distributors or resellers. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” and Note 3 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2006 for information regarding our revenue recognition policy.

Operations

We control all purchasing, inventory, scheduling, order processing and accounting functions related to our operations. For our Application Virtualization products, production, warehousing and shipping are performed internally in the United States and by independent contractors on a purchase order basis in Ireland, depending upon the customer’s geographic market. Master software CD-ROMs, development of user manuals, packaging designs, initial product quality control and testing are primarily performed at our facilities. In some cases, independent contractors also duplicate CD-ROMs, print documentation and package and assemble products to our specifications. Production, final test, warehousing and shipping for our Application Networking products, including our NetScaler products and Access Gateway products are primarily performed by a third-party contract manufacturer. For our WANScaler products, we assemble, final test, warehouse and ship the final products to our customers.

For our Application Virtualization products, internal manufacturing capabilities and independent contractors provide a redundant source of manufacture and assembly. For our Application Networking products, including our NetScaler, Access Gateway and WANScaler products internal manufacturing capabilities and independent contractors provide us with the flexibility needed to meet our customer product and delivery requirements. To date, we have not experienced any material difficulties or delays in the manufacture and assembly of our products.

We do not believe that backlog, as of any particular date, is a reliable indicator of future performance. While it is generally our practice to promptly ship product upon receipt of properly finalized purchase orders, we sometimes have orders that have not shipped or have otherwise not met all the required criteria for revenue recognition. Although the amount of such product license orders may vary, the amount, if any, of such orders at the end of a particular period is not material to our business.

We believe that our fourth quarter revenues and expenses are affected by a number of seasonal factors, including the lapse of many corporations’ fiscal year budgets and an increase in amounts paid pursuant to our sales compensation plans due to increases in fourth quarter revenue. We believe that these seasonal factors are common within our industry. Such factors historically have resulted in first quarter revenues in any year being lower than the immediately preceding fourth quarter. This trend continued in the first quarter of 2007. In addition, our European operations generally provide lower revenues in the summer months because of the generally reduced economic activity in Europe during the summer. This seasonal factor also typically results in higher fourth quarter revenues.

Competition

We sell our products in intensely competitive markets. Some of our competitors and potential competitors have significantly greater financial, technical, sales and marketing and other resources than we do. For example, our ability to market our Application Virtualization products, including Presentation Server, the Access Suite, Access Essentials, Password Manager and other future product offerings, could be affected by Microsoft’s licensing and pricing scheme for client devices, servers and applications. Further, the announcement of the release, and the actual release, of new Windows-based server operating systems or products incorporating similar features to our products could cause our existing and potential customers to postpone or cancel plans to license certain of our existing and future product and service offerings.

Existing or new products and services that provide alternatives to our products and services, including those relating to application virtualization, Web application optimization, application performance monitoring, branch office application delivery, WAN optimization, virtual desktop delivery, SSL/VPN, gateways, on-demand assistance, online collaboration and IP telephony, can materially impact our ability to compete in these markets. Our current competitors in these markets include Adobe Systems, Inc., Cisco Systems, Inc., EMC Corporation , F5 Networks, Inc., Hewlett-Packard Company, IBM Corporation, Juniper Networks, Inc., Microsoft Corporation, Oracle Corporation, Riverbed Technology, Inc., Sun Microsystems, Inc., VMware, Inc. and WebEx Communications, Inc.

As the markets for our products and services continue to develop, additional companies, including companies with significant market presence in the computer appliances, software and networking industries, could enter the markets in which we compete and further intensify competition. In addition, we believe price competition could become a more significant competitive factor in the future. As a result, we may not be able to maintain our historic prices and margins, which could adversely affect our business, results of operations and financial condition. See “— Technology Relationships” and “Risk Factors.”

Proprietary Technology

Our success is dependent upon certain proprietary technologies and core intellectual property. We have been awarded a number of domestic and foreign patents and have a number of pending patent applications in the United States and foreign countries. Our technology is also protected under copyright laws. Additionally, we rely on trade secret protection and confidentiality and proprietary information agreements to protect our proprietary technology. We have trademarks or registered trademarks in the United States and other countries, including Citrix®, Citrix Access Suite™, Citrix Presentation Server™, Citrix Access Gateway™, Citrix Password Manager™, Citrix Access Essentials™, GoToMeeting®, GoToAssist®, GoToMyPC®, GoToWebinar™, ICA®, NetScaler®, WanScaler™, the Access button and Citrix SmoothRoaming™ are trademarks of Citrix Systems, Inc. and/or one or more of its subsidiaries, and may be registered in the United States Patent and Trademark Office and in other countries. All other trademarks and registered trademarks are the property of their respective owners. While our competitive position could be affected by our ability to protect our proprietary information, we believe that because of the rapid pace of technological change in the industry, factors such as the technical expertise, knowledge and innovative skill of our management and technical personnel, our technology relationships, name recognition, the timeliness and quality of support services provided by us and our ability to rapidly develop, enhance and market software products could be more significant in maintaining our competitive position. See “Risk Factors.”

Available Information

Our Internet address is http://www.citrix.com. We make available, free of charge, on or through our Website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements on Form DEF 14A and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. The information on our Website is not part of this Annual Report on Form 10-K for the year ended December 31, 2006.

Employees

As of December 31, 2006, we had 3,742 employees. We believe our relations with employees are good. In certain countries outside the United States, our relations with employees are governed by labor regulations.

ITEM 1A.	RISK FACTORS

Our operating results and financial condition have varied in the past and could in the future vary significantly depending on a number of factors. From time to time, information provided by us or statements made by our employees contain “forward-looking” information that involves risks and uncertainties. In particular, statements contained in this Annual Report on Form 10-K for the year ended December 31, 2006, and in the documents incorporated by reference into this Annual Report on Form 10-K for the year ended December 31, 2006, that are not historical facts, including, but not limited to statements concerning new products, product development and offerings, Application Networking, Application Virtualization, Subscription Advantage, Presentation Server, NetScaler, Access Suite and Access Gateway, historical stock option granting practices, cash and non-cash charges, contingent liabilities related to Internal Revenue Code Section 409A, product and price competition, Citrix Online Division, competition and strategy, customer diversification, product price and inventory, contingent consideration payments, deferred revenues, economic and market conditions, potential government regulation, seasonal factors, natural disasters, stock-based compensation, licensing and subscription renewal programs, international operations and expansion, revenue recognition, profits, growth of revenues, composition of revenues, cost of revenues, operating expenses, sales, marketing and support expenses, general and administrative expenses, research and development expenses, valuations of investments and derivative instruments, technology relationships, reinvestment or repatriation of foreign earnings, gross margins, amortization expense and intangible assets, interest income, interest expense, impairment charges, anticipated operating and capital expenditure requirements, cash inflows, contractual obligations, our Credit Facility and Term Loan, in-process research and development, advertising campaigns, tax rates and deductions, SFAS 123R, leasing and subleasing activities, acquisitions, and the closing of the XenSource acquisition, stock repurchases, investment transactions, liquidity, litigation matters, intellectual property matters, distribution channels, stock price, payment of dividends, Advisor Rewards Program, third party licenses, closing the acquisition of XenSource and potential debt or equity financings constitute forward-looking statements and are made under the safe harbor provisions of the Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are neither promises nor guarantees. Our actual results of operations and financial condition have varied and could in the future vary significantly from those stated in any forward-looking statements. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Annual Report on Form 10-K for the year ended December 31, 2006, in the documents incorporated by reference into this Annual Report on Form 10-K for the year ended December 31, 2006 or presented elsewhere by our management from time to time. Such factors, among others, could have a material adverse effect upon our business, results of operations and financial condition.

Matters relating to or arising out of our historical stock option granting practices, including regulatory inquiries or proceedings, litigation matters and potential additional cash and non-cash charges, could have a material adverse effect on us.

As described in the Explanatory Note to this Annual Report on Form 10-K for the year ended December 31, 2006, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2006, in the fourth quarter of 2006, the Audit Committee of our Board of Directors commenced a voluntary, independent investigation of certain of our stock option granting practices and related accounting during the period from January 1996 through December 2006. This investigation was conducted by the Audit Committee with the assistance of independent outside legal counsel and outside forensic accounting consultants. In addition, management further evaluated all grants in December 1995, which was the month we completed our initial public offering, and all grants to non-employee directors. The Audit Committee and management completed its review in the second quarter of 2007. Based on the facts obtained in connection with the Audit Committee’s and management’s review, we have concluded that stock options granted during the period from December 1995 to March 2005, were accounted for using incorrect measurement dates, which required a restatement of our previously filed financial statements.

To date, we have incurred significant expenses related to legal, accounting, tax and other professional services in connection with the review of our historical stock option granting practices and the related restatements, and may incur significant expenses in the future with respect to such matters, including as a result of regulatory inquiries or proceedings, litigation matters or additional cash and non-cash charges. The occurrence of any or all of these events, even if resolved favorably, may be time-consuming, expensive and disruptive to normal business operations, and the outcomes of regulatory proceedings or litigation matters are difficult to predict and could have a material adverse effect on our business, results of operations and financial condition.

As a result of the review of our historical stock option granting practices and the associated restatements, we could not file our periodic reports with the Securities and Exchange Commission, or SEC, on time and, as a result, faced the possibility that our stock would be delisted from The Nasdaq Global Select Market. With the filing of this Annual Report on Form 10-K for the year ended December 31, 2006 and our Quarterly Reports on Form 10-Q for the three months ended March 31, 2007 and June 30, 2007, we believe we have returned to full compliance with SEC reporting requirements and Nasdaq listing requirements and expect that the

Nasdaq delisting matter will be closed. If, however, the SEC has comments on this Annual Report on Form 10-K for the year ended December 31, 2006, our Quarterly Reports on Form 10-Q for the three months ended March 31, 2007 and June 30, 2007 or other reports that we have previously filed that require us to file amended reports, or if Nasdaq does not concur that we are in compliance with applicable listing requirements, we may be unable to maintain an effective listing of our stock on a national securities exchange. If this happens, the price of our common stock and the ability of our stockholders to trade in our stock could be adversely affected. In addition, we would be subject to a number of restrictions regarding the registration of our stock under federal securities laws, and we would not be able to issue stock options or other equity awards to our employees or allow them to exercise outstanding options, which could adversely affect our business and results of operations.

Additionally, as described in the Explanatory Note to this Annual Report on Form 10-K for the year ended December 31, 2006, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II Item 7 and in Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2006 in Part IV Item 15, after completion by the Audit Committee of its investigation of our historical stock option granting practices and our review of the accounting treatment for our historical stock option grants, we recorded additional stock-based compensation expenses and related tax effects with regard to certain past stock option grants, and we restated previously issued financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2006. Although we believe we have made appropriate judgments in determining the financial and tax impacts of our historical stock option granting practices and have consulted with the Office of the Chief Accountant of the SEC on certain interpretive matters, we cannot provide assurance that the SEC or the Internal Revenue Service, or IRS, will agree with the manner in which we have accounted for and reported, or not reported, the financial and tax impacts. Specifically, in light of the significant judgment used in establishing revised measurement dates, alternate approaches to those used by us could have resulted in different compensation expense charges than those reported in our Annual Report on Form 10-K for the year ended December 31, 2006 and those differences could be considered material. We considered various alternative approaches and believe that the approaches used by us were appropriate under the circumstances. For a complete discussion of the judgments underlying the revised measurement dates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report on Form 10-K for the year ended December 31, 2006. If the SEC or the IRS disagrees with our financial or tax adjustments and such disagreement results in material changes to our historical financial statements, we may be required to further restate our prior financial statements, amend prior filings with the SEC or take other action that is not currently contemplated. In addition, other adjustments for non-operating cash charges may be required in connection with the resolution of stock option related matters arising under any litigation or regulatory reviews commenced against us.

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

We sell our products in intensely competitive markets. Some of our competitors and potential competitors have significantly greater financial, technical, sales and marketing and other resources than we do. For example, our ability to market our Application Virtualization products, including Presentation Server, the Access Suite, Access Essentials, Password Manager and other future product offerings, could be affected by Microsoft’s licensing and pricing scheme for client devices, servers and applications. Further, the announcement of the release, and the actual release, of new Windows-based server operating systems or products incorporating similar features to our products could cause our existing and potential customers to postpone or cancel plans to license certain of our existing and future product and service offerings.

In addition, alternative products for application delivery directly and indirectly compete with our current product lines and our online services.

Existing or new products and services that provide alternatives to our products and services, including those relating to application virtualization, Web application optimization, application performance monitoring, branch office application delivery and WAN optimization, virtual desktop delivery, secure sockets layers/virtual private network, gateways, on-demand assistance, online collaboration and IP telephony, can materially impact our ability to compete in these markets. Our current competitors in these markets include Adobe Systems, Inc., Cisco Systems, Inc, EMC Corporation, F5 Networks, Inc., Hewlett-Packard Company, IBM Corporation, Juniper Networks, Inc., Microsoft Corporation, Oracle Corporation, Riverbed Technology, Inc., Sun Microsystems, Inc., VMware and WebEx Communications, Inc.

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

Sales of products within our Application Virtualization product line constitute a majority of our revenue and decreases in demand for our Application Virtualization products could adversely affect our results of operations and financial condition.

We anticipate that sales of products within our Application Virtualization product line and related enhancements will constitute a majority of our revenue for the foreseeable future. Our ability to continue to generate revenue from our Application Virtualization products will depend on market acceptance of Windows Server Operating Systems and/or UNIX Operating Systems. Declines and variability in demand for our Application Virtualization products could occur as a result of:

•	new competitive product releases and updates to existing products;

•	termination of our product offerings and enhancements;

•	potential market saturation;

•	technological change;

•	general economic conditions; or

•	lack of success of entities with which we have a technology relationship.

If our customers do not continue to purchase our Application Virtualization products as a result of these or other factors, our revenue would decrease and our results of operations and financial condition would be adversely affected. In addition, modification or termination of certain of our Application Virtualization products may cause variability in our revenue and make it difficult to predict our revenue growth and trends in our Application Virtualization products as our customers adjust their purchasing decisions in response to such events.

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

For example, we cannot guarantee that our Application Delivery Infrastructure products will achieve the broad market acceptance by our channel and entities with which we have a technology relationship, customers and prospective customers necessary to generate significant revenue. In addition, we cannot guarantee that we will be able to respond effectively to technological changes or new product announcements by others. If we experience material delays or sales shortfalls with respect to our new products and services or new releases of our current products and services, those delays or shortfalls could have a material adverse effect on our business, results of operations and financial condition.

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

Our business could be adversely impacted by a failure to renew our agreements with Microsoft for source code access.

In December 2004, we entered into a five year technology collaboration and licensing agreement with Microsoft Corporation and in September 2007, we entered into a three year source code license with Microsoft Corporation for the general release version of Windows Server 2008. These arrangements include a new technology initiative for closer collaboration on terminal server functionality in future server operating systems, continued access to source code for key components of Microsoft’s current and future server operating systems, and a patent cross-licensing agreement. The 2004 technology collaboration and licensing agreement replaces the agreement we signed with Microsoft in May 2002 that provided us access to Microsoft Windows Server source code for current and future Microsoft server operating systems, including access to Windows Server 2003 and terminal services source code. There can be no assurances that our current agreements with Microsoft will be extended or renewed by Microsoft after their respective expirations or that we will enter into new collaboration agreements with Microsoft with respect to future product offerings and enhancements. In addition, Microsoft could terminate the current agreements before the expiration of the term for breach or upon a change of control. The early termination or the failure to renew certain terms of our current agreements with Microsoft in a manner favorable to us, the failure to enter into new collaboration agreements with us or a strategic collaboration between Microsoft and our competitors could negatively impact the timing of our release of future products and enhancements.

If we lose key personnel or cannot hire enough qualified employees, our ability to manage our business could be adversely affected.

Our success depends, in large part, upon the services of a number of key employees. Except for certain key employees of acquired businesses, we do not have long-term employment agreements with any of our key personnel. Any officer or employee can terminate his or her relationship with us at any time. The effective management of our growth, if any, could depend upon our ability to retain our highly skilled technical, managerial, finance and marketing personnel. If any of those employees leave, we will need to attract and retain replacements for them. We may also need to add key personnel in the future. The market for these qualified employees is competitive. We could find it difficult to successfully attract, assimilate or retain sufficiently qualified personnel in sufficient numbers. Furthermore, we may hire key personnel in connection with our future acquisitions; however, any of these employees will be able to terminate his or her relationship with us at any time. If we cannot retain and add the necessary staff and resources for these acquired businesses, our ability to develop acquired products, markets and customers could be adversely affected. Also, we may need to hire additional personnel to develop new products, product enhancements and technologies. If we cannot add the necessary staff and resources, our ability to develop future enhancements and features to our existing or future products could be delayed. Any delays could have a material adverse effect on our business, results of operations and financial condition.

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

During the past two years, a large portion of our growth has been attributable to the growth of our Application Virtualization products, as well as growth in our Online Services and Application Networking products. We cannot provide any assurance that these markets and the revenues we derive from these markets will continue to grow. In addition, over the last four years, we have grown our force of sales professionals that work closely with partners to sell to primary IT buyers, including Strategic IT Executives, Network Architects, IT Infrastructure Managers and Desktop Operations Managers, to address the multiple selling and buying opportunities presented by our expanded product lines. These and other account penetration efforts are part of our strategy to increase the usage of our application delivery products within our customer’s IT organizations. We cannot provide any assurance that this strategy will be successful or that the release of our application delivery infrastructure products or other new products or services will increase our revenue growth rate.

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

Our growth is dependent upon market growth, our ability to enhance existing products and services, and our ability to introduce new products and services on a timely basis. We intend to continue to address the need to develop new products and services and enhance existing products and services through acquisitions of other companies, product lines and/or technologies. However, acquisitions, including those of high-technology companies, are inherently risky. We cannot provide any assurance that any of our previous acquisitions, including our acquisitions over the past three years, or future acquisitions will be successful in helping us reach our financial and strategic goals either for that acquisition or for us generally or that the combined company resulting from any acquisition will continue to support the growth achieved by the companies separately.

The risks we commonly encounter in managing and integrating acquisitions are:

•	difficulties and delays integrating the operations, technologies, and products of the acquired companies;

•	undetected errors or unauthorized use of a third-party’s code in products of the acquired companies;

•	the diversion of management’s attention from normal daily operations of the business;

•	potential difficulties in completing projects associated with purchased in-process research and development;

•	entry into markets in which we have no or limited direct prior experience and where competitors have stronger market positions and which are highly competitive;

•	the potential loss of key employees of the acquired company; and

•	an uncertain sales and earnings stream from the acquired company, which could unexpectedly dilute our earnings.

Our failure to manage growth effectively and successfully integrate acquired companies due to these or other factors could have a material adverse effect on our business, results of operations and financial condition.

The benefits we anticipate from acquiring XenSource may not be realized.

We entered into a merger agreement with XenSource with the expectation that the acquisition will result in various benefits including, among other things, enhanced revenue and profits, greater market presence and development, and enhancements to our product portfolio and customer base. We expect that the acquisition will move us into adjacent server and desktop virtualization markets that will allow us to extend our leadership in the broader Application Delivery Infrastructure market by adding key enabling technologies that make the end-to-end computing environment more flexible, dynamic and responsive to business change. We may not realize any of these benefits.

In addition, we may not achieve the anticipated benefits of our acquisition of XenSource as rapidly as, or to the extent, anticipated by our management and certain financial or industry analysts, and others may not perceive the same benefits of the acquisition as we do. For example, XenSource’s contribution to our financial results may not meet the current expectations of our management for a number of reasons, including the integration risks described above, and could dilute our profits beyond the current expectations of our management. Operations and costs incurred and potential liabilities assumed in connection with our acquisition of XenSource also could have an adverse effect on our business, financial condition and operating results. If these risks materialize, our stock price could be materially adversely affected.

Although we currently expect to close the XenSource acquisition in the fourth quarter of 2007, our acquisition of XenSource is subject to a number of closing conditions, including approval by the XenSource stockholders and regulatory approvals. If these closing conditions are not met, we may not be able to complete our acquisition of XenSource.

If we determine that any of our goodwill or intangible assets, including technology purchased in acquisitions, are impaired, we would be required to take a charge to earnings, which could have a material adverse effect on our results of operations.

We have a significant amount of goodwill and other intangible assets, such as product and core technology, related to our acquisitions. We expect to record significant additional goodwill and other intangible asset amounts in connection with the acquisition of XenSource when the acquisition is consummated. We do not amortize goodwill and intangible assets that are deemed to have indefinite lives. However, we do amortize certain product and core technologies, trademarks, patents and other intangibles. We periodically evaluate our intangible assets, including goodwill, for impairment at the reporting unit level (operating segment). As of December 31, 2006 we had $631.7 million of goodwill. We review for impairment annually, or sooner if events or changes in circumstances indicate that the carrying amount could exceed fair value. Fair values are based on discounted cash flows using a discount rate determined by our management to be consistent with industry discount rates and the risks inherent in our current business model. Due to uncertain market conditions and potential changes in our strategy and product portfolio, it is possible that the forecasts we use to support our goodwill and other intangible assets could change in the future, which could result in non-cash charges that would adversely affect our results of operations and financial condition.

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

We recorded approximately $371.3 million of goodwill and intangible assets in connection with our 2005 Acquisitions and our 2006 Acquisitions. If the actual revenues and operating profit attributable to acquired intangible assets are less than the projections we used to initially value these intangible assets when we acquired them, then these intangible assets may be deemed to be impaired. If we determine that any of the goodwill or other intangible assets associated with our recent acquisitions are impaired, then we would be required to reduce the value of those assets or to write them off completely by taking a related charge to earnings. If we are required to write down or write off all or a portion of those assets, or if financial analysts or investors believe we may need to take such action in the future, our stock price and operating results could be materially adversely affected.

At December 31, 2006, we had $130.5 million, net, of unamortized identified intangibles, which include core and product technology we purchased in acquisitions or under third party licenses. We currently market the technologies acquired in our acquisitions through our Citrix Online Division products, Application Networking products, Advanced Solutions products and Management Systems products. However, our channel distributors and entities with which we have technology relationships, customers or prospective customers may not purchase or widely accept our new appliances and continue to accept our Citrix Online Division products. If we fail to complete the development of our anticipated future product and service offerings, including product offerings acquired through our acquisitions, if we fail to complete them in a timely manner, or if we are unsuccessful in selling any new lines of products, appliances and services, we could determine that the value of the purchased technology is impaired in whole or in part and take a charge to earnings. We could also incur additional charges in later periods to reflect costs associated with completing those projects that could not be completed in a timely manner. An impairment charge could have a material adverse effect on our results of operations. If the actual revenues and operating profit attributable to acquired product and core technologies are less than the projections we used to initially value product and core technologies when we acquired it, such intangible assets may be deemed to be impaired. If we determine that any of our intangible assets are impaired, we would be required to take a related charge to earnings that could have a material adverse effect on our results of operations.

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

We anticipate that sales of our Subscription Advantage product will continue to constitute a substantial portion of our License Updates revenue. Our ability to continue to generate both recognized and deferred revenue from our Subscription Advantage product will depend on our customers continuing to perceive value in automatic delivery of our software upgrades and enhancements. A decrease in demand for our Subscription Advantage product could occur as a result of a decrease in demand for our Application Virtualization, Application Networking and Management Systems products. If our customers do not continue to purchase our Subscription Advantage product, our License Updates revenue and deferred revenue would decrease significantly and our results of operations and financial condition would be adversely affected.

As our international sales and operations grow, we could become increasingly subject to additional risks that could harm our business.

We conduct significant sales and customer support, development and engineering operations in countries outside of the United States including, as a result of our acquisition of NetScaler, product development in Bangalore, India. During the twelve months ended December 31, 2006, we derived approximately 47.4% of our revenues from sales outside the United States. Our continued growth and profitability could require us to further expand our international operations. To successfully expand international sales, we must establish additional foreign operations, hire additional personnel and recruit additional international resellers. Our international operations are subject to a variety of risks, which could cause fluctuations in the results of our international operations. These risks include:

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

Our results of operations are also subject to fluctuations in foreign currency exchange rates. In order to minimize the impact on our operating results, we generally initiate our hedging of currency exchange risks one year in advance of anticipated foreign currency expenses. When the dollar is weak foreign currency denominated expenses will be higher. As a result of our hedging practice these higher expenses will be partially offset by the gain in our hedging contracts. If the dollar is strong, foreign currency denominated expenses will be lower. These lower expenses will in turn be partially offset by the loss in our hedging contracts. There is a risk that there will be fluctuations in foreign currency exchange rates beyond the one year timeframe for which we hedge our risk. In 2006 our operating expenses were generally lower due to a stronger dollar compared to 2005 during which our operating expenses were higher due to the dollar being generally weaker.

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

•

Third Party Infringement Claims. We may become increasingly subject to infringement claims and claims alleging the unauthorized use of a third-party’s code in our products. This may occur for a variety of reasons, including the expansion of our product lines, such as our Application Networking products, our Citrix Online Division products, through product development and acquisitions, including our acquisition of XenSource, and the increase in the number of competitors in our industry segments and the resulting increase in the number of related products and the overlap in the functionality of those products. Companies and inventors are more frequently seeking to patent software and business methods because of developments in the law that could extend the ability to obtain such patents. As a result, we could receive more patent infringement claims. Responding to any infringement claim, regardless of its validity, could result in costly litigation; injunctive relief or require us to obtain a license to intellectual property rights of those third parties. Licenses may not be available on reasonable terms, on terms compatible with the protection of our proprietary rights, or at all. In addition, attention to these claims could divert our management’s time and attention from developing our business. If a successful claim is made against us and we fail to develop or license a substitute technology, our business, results of operations, financial condition or cash flows could be materially adversely affected.

We are subject to risks associated with our strategic and technology relationships.

Our business depends on strategic and technology relationships. We cannot assure you that those relationships will continue in the future. In addition to our relationship with Microsoft, we rely on strategic or technology relationships with such companies as Dell Inc., Hewlett-Packard Company, International Business Machines Corporation, SAP and others. We depend on the entities with which we have strategic or technology relationships to successfully test our products, to incorporate our technology into their products and to market and sell those products. We cannot assure you that we will be able to maintain our current strategic and technology relationships or to develop additional strategic and technology relationships. If any entities in which we have a strategic or technology relationship are unable to incorporate our technology into their products or to market or sell those products, our business, results of operations and financial condition could be materially adversely affected.

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

In order to successfully attract new customer segments to our Presentation Server products and expand our existing relationships with enterprise customers, we must reach and retain small-sized customers and small project initiatives within our larger enterprise customers. We have begun a marketing initiative to reach these customers that includes extending our Advisor Rewards program to include a broader range of license types. In 2005, we also introduced a new product, Access EssentialsTM, specifically developed, packaged and priced to bring secure application virtualization and efficient centralized management of information resources to small and mid-sized businesses. We cannot guarantee that our small-sized customer marketing initiative or new product will be successful. Our failure to attract and retain small sized customers and small project initiatives within our larger enterprise customers could have a material adverse effect on our business, results of operations and financial condition. Additionally, as we attempt to attract and retain small sized customers and small project initiatives within our larger enterprise customers, we may need to increase corporate branding and broaden our marketing activities, which could increase our operating expenses. These efforts may not proportionally increase our operating revenues and could reduce our profits.

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

For certain of our products we rely on third-party suppliers and contract manufacturers, making us vulnerable to supply problems and price fluctuations.

We rely on a number of third-party suppliers who provide hardware or the components thereof, many of which are sole-source suppliers. For example, all of the production, final test, warehousing and shipping for our Application Networking products, including our NetScaler products, Access Gateway products and WANScaler products are primarily performed by a third-party contract manufacturer. We do not typically have long-term supply agreements with our suppliers; and, in most cases, we purchase the products and components on an as-needed purchase order basis. In some instances, such as with respect to our Application Networking products, we maintain internal manufacturing capabilities to supplement third-party contract manufacturers and provide us with the flexibility needed to meet our product delivery requirements on sales orders on a limited basis. While we have not, to date, experienced any material difficulties or delays in the manufacture and assembly of our products, our suppliers may encounter problems during manufacturing due to a variety of reasons, including failure to follow specific protocols and procedures, failure to comply with applicable regulations, equipment malfunction and environmental factors, any of which could delay or impede their ability to meet our demand. Our reliance on these third-party suppliers and contract manufacturers subjects us to risks that could harm our business, including:

•	we may have difficulty locating and qualifying alternative suppliers for our sole-source supplies;

•	our suppliers, especially new suppliers, may make errors in manufacturing components that could negatively affect the efficacy of our products or cause delays in shipment;

•

our suppliers manufacture products for a range of customers, and fluctuations in demand for the products these suppliers manufacture for others may affect their ability to deliver components and products to us in a timely manner; and

•	our suppliers may encounter financial hardships unrelated to our demand for components, which could inhibit their ability to fulfill our orders and meet our requirements.

There may be delay associated with establishing additional or replacement suppliers, particularly for components that are available only from sole or limited sources. Any interruption or delay in the supply of products or components, or our inability to obtain products or components from alternate sources at acceptable prices in a timely manner, could impair our ability to meet the demand of our customers and adversely affect our business, financial condition or results of operations.

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

Our synthetic lease contains a number of affirmative and negative covenants. Because of delays in filing our Annual Report on Form 10-K for the year ended December 31, 2006, our Quarterly Report on Form 10-Q for the three months ended March 31, 2007 and our Quarterly Report on Form 10-Q for the three months ended June 30, 2007, we were at risk of breaching the affirmative covenants requiring our Annual Report on Form 10-K for the year ended December 31, 2006 to be provided to the lessor within 100 days after the end of our fiscal year and our Quarterly Reports on Form 10-Q within 55 days after the end of our fiscal quarters, respectively. We received waivers related to these anticipated covenant breaches to extend the due date of this Annual Report on Form 10-K for the year ended December 31, 2006, our Quarterly Report on Form 10-Q for the three months ended March 31, 2007 and our Quarterly Report on Form 10-Q for the three months ended June 30, 2007 until October 31, 2007. We have notified our lessor that we will provide such reports to the lessor by the extension date.

We have entered into credit facility agreements that restrict our ability to conduct our business and failure to comply with such agreements may have an adverse effect on our business, liquidity and financial position.

We and our subsidiary, Citrix Systems International GmbH, maintain a credit facility agreement that contains financial covenants tied to maximum consolidated leverage ratio and minimum interest coverage, among other things. The credit facility agreement also contains affirmative and negative covenants, including limitations related to our ability to incur future indebtedness, contingent obligations or liens, conduct certain mergers or acquisitions, make certain investments and loans, alter our capital structure, sell stock or assets and pay dividends. If we fail to comply with these covenants or any other provision of the credit facility agreement, we may be in default under the credit facility agreement, and we cannot assure you that we will be able to obtain the necessary amendments or waivers of such default. Upon an event of default under our credit facility agreement not otherwise amended or waived, the affected lenders could accelerate the repayment of any outstanding principal and accrued interest on their outstanding loans and terminate their commitments to lend additional funds, which may have a material adverse effect on our liquidity and financial position. As of December 31, 2006, there were no amounts outstanding under our credit facility agreement.

Our credit facility agreement contains a number of affirmative and negative covenants. Because of delays in filing our Annual Report on Form 10-K for the year ended December 31, 2006, our Quarterly Report on Form 10-Q for the three months ended March 31, 2007 and our Quarterly Report on Form 10-Q for the three months ended June 30, 2007, we were at risk of breaching the affirmative covenants requiring certain financial statements to be provided to our Lenders within 90 days after the end of our fiscal year and 45 days after the end of our fiscal quarters. We received waivers related to these covenant breaches to extend the due date of such financial statements until September 30, 2007. We have notified our Lenders that we will provide such financial statements by the extension date.

If our security measures are breached and unauthorized access is obtained to our Citrix Online Division customers’ data, our services may be perceived as not being secure and customers may curtail or stop using our service.

Use of our GoToMyPC, GoToMeeting, GoToAssist or GoToWebinar services involves the storage and transmission of customers’ proprietary information and security breaches could expose us to a risk of loss of this information, litigation and possible liability. If our security measures are breached as a result of third-party action, employee error, malfeasance or otherwise and, as a result, someone obtains unauthorized access to one of our online customers’ data, our reputation will be damaged, our business may suffer and we could incur significant liability. Because techniques used to obtain unauthorized access to or sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If any compromises of security were to occur, it could have the effect of substantially reducing the use of the Web for commerce and communications. Anyone who circumvents our security measures could misappropriate proprietary information or cause interruptions in our services or operations. The Internet is a public network and data are sent over this network from many sources. In the past, computer viruses, software programs that disable or impair computers have been distributed and have rapidly spread over the Internet. Computer viruses could be introduced into our systems or those of our customers or suppliers, which could disrupt our network or make it inaccessible to our Citrix Online Division customers. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose sales and customers for our Citrix Online Division, which would significantly adversely affect our financial condition and the operating results for our Citrix Online Division.

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

Natural disasters or other unanticipated catastrophes that result in a disruption of our operations could negatively impact our results of operations.

Our worldwide operations are dependent on our network infrastructure, internal technology systems and Website. Significant portions of our computer equipment, intellectual property resources and personnel, including critical resources dedicated to research and development and administrative support functions are presently located at our corporate headquarters in Fort Lauderdale, Florida, an area of the country that is particularly prone to hurricanes, and at our various locations in California, an area of the country that is particularly prone to earthquakes. We also have operations in various domestic and international locations that expose us to additional diverse risks. The occurrence of natural disasters, such as hurricanes or earthquakes, or other unanticipated catastrophes, such as telecommunications failures, cyber-attacks, fires or terrorist attacks, at any of the locations in which we do business, could cause interruptions in our operations. For example, in October 2005, Hurricane Wilma passed through southern Florida causing extensive damage to the region, including some minor damage to our corporate headquarters facility. In addition, even in the absence of direct damage to our operations, large disasters, terrorist attacks or other casualty events could have a significant impact on our partners’ and customers’ businesses, which in turn could result in a negative impact on our results of operations. Extensive or multiple disruptions in our operations, or our partners’ or customers’ businesses, due to natural disasters or other unanticipated catastrophes could have a material adverse effect on our results of operations.

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

Changes or modifications in financial accounting standards related to share-based compensation may have a material adverse impact on our reported results of operations.

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards, or SFAS, No. 123R, Share-Based Payment, a complex accounting standard that requires companies to expense the fair value of employee stock options and similar awards. As a result of adopting the provisions of Statement of Financial Accounting Standards, or SFAS, No. 123R, our income before taxes and net income for 2006 are $44.9 million and $33.8 million lower, respectively, than if we had continued to account for stock-based compensation under APB Opinion No. 25. The application of SFAS No. 123R requires significant judgment and the use of estimates, particularly surrounding stock price volatility, option forfeiture rates and expected option lives, to build a model for appropriately valuing share-based compensation. There is little experience or guidance with respect to developing these assumptions and models. There is a risk that, as we and others gain experience with SFAS No. 123R or as a result of subsequent accounting guidelines, we could determine that the assumptions or model we used requires modification. Any such modification could result in significantly different charges in future periods and, potentially, could require us to correct the charges taken in prior periods. These modifications, as well as any such corrections of charges taken in a prior period could negatively affect our results of operations, stock price and our stock price volatility.

Our business is subject to seasonal fluctuations.

Our business is subject to seasonal fluctuations. Historically, our net revenues have fluctuated quarterly and have generally been the highest in the fourth quarter of our fiscal year due to corporate calendar year-end spending trends. In addition, our European operations generally provide lower revenues in the summer months because of the generally reduced level of economic activity in Europe during the summer. This seasonal factor also typically results in higher fourth quarter revenues. Quarterly results are also affected by the timing of the release of new products and services. Because of the seasonality of our business, results for any quarter, especially our fourth quarter, are not necessarily indicative of the results that may be achieved for the full fiscal year.

Our business and investments could be adversely impacted by unfavorable economic political and social conditions.

General economic and market conditions, and other factors outside our control including significant natural disasters, terrorist attacks or military actions, could adversely affect our business and impair the value of our investments. Any downturn in general economic conditions could result in a reduction in demand for our products and services and could harm our business. These conditions make it difficult for us, and our customers, to accurately forecast and plan future business activities and could have a material adverse effect on our business, financial condition and results of operations. In addition, an economic downturn could result in an impairment in the value of our investments requiring us to record losses related to such investments. Impairment in the value of these investments may disrupt our ongoing business and distract management. As of December 31, 2006 we had $441.9 million of short and long-term investments, including restricted investments, with various issuers and financial institutions. In many cases we do not attempt to reduce or eliminate our market exposure on these investments and could incur losses related to the impairment of these investments. Fluctuations in economic and market conditions could adversely affect the value of our investments, and we could lose some of our investment portfolio. A total loss of an investment could adversely affect our results of operations and financial condition. For further information on these investments, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources.”

ITEM 1B.	UNRESOLVED STAFF COMMENTS

We have received no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of our 2006 fiscal year that remain unresolved.

ITEM 2.	PROPERTIES

We lease and sublease a total of approximately 888,221 square feet of office space in the United States, Canada and Latin America, 315,640 of which relates to our Americas segment and 105,425 of which relates to our Citrix Online Division. This includes approximately 467,156 square feet relating to our corporate headquarters located in Fort Lauderdale, Florida, approximately 294,465 square feet of office space in California, and approximately 126,600 square feet of office space in other locations in the United States, Canada and Latin America.

We lease and sublease a total of approximately 262,205 square feet of office space in various other facilities outside of North and South America, 162,440 of which relates to our Europe, the Middle East and Africa, or EMEA, segment and 99,765 of which relates to our Asia-Pacific segment. In addition, we own land and buildings in the United Kingdom with approximately 48,000 square feet of office space.

We believe that our existing facilities are adequate for our current needs. As additional space is needed in the future, we believe that suitable space will be available on commercially reasonable terms.

ITEM 3.	LEGAL PROCEEDINGS

In 2006, we were sued in the United States District Court for the Northern District of Ohio and in the United States District Court for the Southern District of Florida, in each case for alleged infringement of U.S. patents by Citrix Online Division’s GoToMyPC service. The complaints name Citrix Systems, Inc. and Citrix Online LLC, a wholly-owned subsidiary of Citrix Systems, Inc., as defendants and seek unspecified damages and other relief. In response, we filed answers denying that GoToMyPC infringes these patents and alleging, among other things, that the asserted claims of these patents are invalid. In January 2007, a similar suit naming Citrix Systems, Inc. was filed in the United States District Court of the Eastern District of Texas, and we have filed a response denying infringement and alleging that the asserted patent is invalid. On November 2, 2006, the court in the Northern District of Ohio held a hearing for the purpose of construing disputed terms of the claims of the patent-in-suit, and on March 13, 2007, the court issued a claim construction ruling. On March 21, 2007, we moved for leave to amend our answer in that case to assert an affirmative defense and counterclaim of inequitable conduct, which is a complete defense. On August 28, 2007, the court granted our motion. On April 13 and May 2, 2007, the court in the Southern District of Florida held a hearing for the purpose of construing disputed terms of the claims of the patent-in-suit. The court issued its claim construction ruling in that case June 5, 2007. In addition, the United States Patent and Trademark Office has decided to reexamine the patent at issue in the Southern District of Florida case. We believe that we have meritorious defenses to the allegations made in each of the complaints and intend to vigorously defend these lawsuits; however, we are unable to currently determine the ultimate outcome of these matters or the potential exposure to loss, if any.

On March 8, 2007, a purported stockholder derivative action entitled Sheet Metal Workers Local 28 Pension Fund v. Roger W. Roberts et al. (C.A. No. 07-60316), was filed in the US District Court for the Southern District of Florida against certain of our current and former directors and officers, and against us as a nominal defendant. The complaint asserts, among other things, that certain stock option grants made by us were dated and accounted for inappropriately. The complaint seeks the recovery of monetary damages and other relief for damage allegedly caused to us.

We also received a demand letter dated March 15, 2007 from a purported stockholder with respect to certain stock option grants made to our current and former directors and officers during the years 1996 through 2003. That demand letter asserts, among other things, that certain stock option grants made by us were dated and accounted for inappropriately. The demand letter seeks, among other things, the commencement by our Board of Directors of an action against our directors and officers from 1996 forward for alleged breaches of fiduciary duties in connection with the granting of the options.

In July 2007, two additional purported stockholder derivative actions entitled Ekas v. Citrix, et al. (Case No. 07-16114-11) and Crouse v. Citrix, et al. (Case No. 07-16249-03) were filed in the Circuit Court for Broward County, Florida state court against certain of our current and former directors and officers, and against us as a nominal defendant. On August 14, 2007, notices of removal were filed in both cases removing the cases to the US District Court for the Southern District of Florida, where they are currently pending. The complaints in these actions assert, among other things, that certain stock option grants made by us were dated and accounted for inappropriately. As with the Sheet Metal Workers’ complaint, the complaints in the Ekas and Crouse actions seek the recovery of monetary damages and other relief for damages allegedly caused to us. We have moved to have all three cases consolidated.

Neither the purported stockholder derivative actions nor the demand letter described above seeks to recover amounts from us.

In addition, we are a defendant in various litigation matters generally arising out of the normal course of business. Although it is difficult to predict the ultimate outcome of these cases, we believe that the ultimate outcome will not materially affect our business, financial position, results of operations or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock and Dividend Policy

Our common stock is currently traded on The Nasdaq Global Select Market under the symbol “CTXS.” Due to the delayed filing of this and other periodic reports, we have not been in compliance with the listing requirements for that market. With the filing of this Annual Report on Form 10-K for the year ended December 31, 2006 and our Quarterly Reports on Form 10-Q for the three months ended March 31, 2007 and June 30, 2007, we believe we have returned to full compliance with SEC reporting requirements and Nasdaq’s listing requirements. The following table sets forth the high and low closing prices for our common stock as reported on The Nasdaq Global Select Market for the periods indicated, as adjusted to the nearest cent. Such information reflects inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

	High	Low
Year Ended December 31, 2007:
Third quarter (through August 30, 2007)	$37.65	$31.79
Second quarter	$34.61	$30.48
First quarter	$33.06	$26.83
Year Ended December 31, 2006:
Fourth quarter	$35.39	$26.82
Third quarter	$40.29	$28.00
Second quarter	$45.16	$34.61
First quarter	$37.90	$29.24
Year Ended December 31, 2005:
Fourth quarter	$29.24	$23.80
Third quarter	$25.41	$21.40
Second quarter	$25.37	$21.34
First quarter	$24.10	$21.07

On August 30, 2007, the last reported sale price of our common stock on The Nasdaq Global Select Market was $36.06 per share. As of August 30, 2007, there were approximately 1,245 holders of record of our common stock.

We currently intend to retain any earnings for use in our business, for investment in acquisitions and to repurchase shares of our common stock. We have not paid any cash dividends on our capital stock in the last two years and do not currently anticipate paying any cash dividends on our capital stock in the foreseeable future.

Issuer Purchases of Equity Securities

Our Board of Directors has authorized an ongoing stock repurchase program with a total repurchase authority granted to us of $1.5 billion, of which $200.0 million was authorized in February 2006 and $300.0 million was authorized in October 2006. Our stock repurchase program was suspended during the pendency of our Audit Committee’s stock option investigation. The objective of the stock repurchase program is to improve stockholders’ returns. At December 31, 2006, approximately $293.4 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. The following table shows the monthly activity related to our stock repurchase program for the quarter ended December 31, 2006.

	Total Number Of Shares Purchased (1)	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Approximate dollar value of Shares that may yet be Purchased under the Plans or Programs (in thousands)
October 1, 2006 through October 31, 2006	1,383,072	$30.21	(2)	1,383,072		$307,242
November 1, 2006 through November 30, 2006	2,167,096	$29.25	(2)	2,167,096		$293,444
December 1, 2006 through December 31, 2006	—	$—		—	(3)	$293,444

Total	3,550,168	$29.63	(2)	3,550,168		$293,444

(1)	Represents shares received under our prepaid stock repurchase programs and shares acquired in open market purchases. We expended a net amount of $91.9 million during the quarter ended December 31, 2006 for repurchases of our common stock. For more information see Note 8 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2006.

(2)	These amounts represent the cumulative average of the price paid per share for shares acquired in open market purchases and those received under our prepaid stock repurchase programs, some of which extend over more than one fiscal period.

(3)	We suspended our stock repurchase program for the duration of our Audit Committee’s voluntary, independent review of our historical stock option granting practices and related accounting. For more information on our independent review of historical stock option granting practices and related accounting see the Explanatory Note to this Annual Report on Form 10-K for the year ended December 31, 2006, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2006. We have not amended our previously filed Annual Reports on Form 10-K and Form 10-K/A or our previously filed Quarterly Reports on Form 10-Q for the periods affected by the restatement, which are described in the Explanatory Note to this Annual Report on Form 10-K for the year ended December 31, 2006, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2006. The financial statements and related financial information contained in such previously filed reports should not be relied upon. The financial information that has been previously filed or otherwise reported for the restated periods is superseded by the information contained in this Annual Report on Form 10-K.

The following table sets forth the effect of the restatement for each of the applicable fiscal years:

	Year Ended December 31,
	2006	2005(a)	2004 (a)	2003	2002
		(Restated)	(Restated)	(Restated)	(Restated)
		(In thousands, except per share data)
Consolidated Statements of Income Date (a):
Net revenues	$1,134,319	$908,722	$741,157	$588,625	$527,448
Cost of revenues (b)	98,698	58,099	26,656	31,639	30,710

Gross margin	1,035,621	850,623	714,501	556,986	496,738
Operating expenses:
Research and development	155,331	108,751	86,654	66,366	73,464
Sales, marketing and support	480,343	394,153	337,777	258,522	245,914
General and administrative	178,669	125,425	105,799	87,196	92,351
Amortization of other intangible assets	16,934	11,622	6,204	300	485
In-process research and development	1,000	7,000	19,100	—	—

Total operating expenses	832,277	646,951	555,534	412,384	412,214

Income from operations	203,344	203,672	158,967	144,602	84,524
Interest income	41,210	23,614	14,274	21,120	30,943
Interest expense	(927)	(2,426)	(11,756)	(18,436)	(18,268)
Other income (expense), net	(546)	(506)	2,851	3,458	(3,483)

Income before income taxes	243,081	224,354	164,336	150,744	93,716
Income taxes	60,084	58,745	33,049	30,702	13,401

Net income	$182,997	$165,609	$131,287	$120,042	$80,315

Diluted earnings per share (c)	$0.97	$0.93	$0.75	$0.70	$0.45

	Year Ended December 31,
	2006	2005	2004	2003	2002
		(Restated)	(Restated)	(Restated)	(Restated)
	(In thousands)
Consolidated Balance Sheet Data (a):
Total assets	$2,024,473	$1,698,982	$1,306,416	$1,369,768	$1,186,993
Current portion of long-term debt	—	—	—	351,423	—
Stockholders’ equity	1,464,289	1,214,528	936,833	717,191	622,573
Long term debt	—	31,000	—	—	—

(a)	For more information regarding the investigation of our historical stock option granting practices and the associated restatements, see the Explanatory Note to this Annual Report on Form 10-K for the year ended December 31, 2006, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2006.

(b)	Cost of revenues includes amortization of product related intangible assets of $19.2 million, $16.8 million, $6.1 million, $11.0 million and $10.8 million in 2006, 2005, 2004, 2003 and 2002, respectively.

(c)	Our diluted weighted–average shares outstanding primarily fluctuates based on the level of stock repurchases made under our stock repurchase program and shares issued in connection with our acquisitions. See Notes 4 and 8 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2006.

The following adjusts our consolidated income statements for the years ended December 31, 2005, 2004, 2003 and 2002 for the restatements as described in the Explanatory Note to this Annual Report on Form 10-K for the year ended December 31, 2006, in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2006.

	Year Ended December 31,
	2005			2004
	(As reported)	(Adjustments)	(As restated)	(As reported)	(Adjustments)	(As restated)
	(In thousands, except per share data)
Consolidated Statements of Income Data:
Net revenues	$908,722	$—	$908,722	$741,157	$—	$741,157
Cost of revenues(a)	57,964	135	58,099	26,423	233	26,656

Gross margin	850,758	(135)	850,623	714,734	(233)	714,501
Operating expenses:
Research and development	108,687	64	108,751	86,357	297	86,654
Sales, marketing and support	393,420	733	394,153	337,566	211	337,777
General and administrative	125,538	(113)	125,425	106,516	(717)	105,799
Amortization of other intangible assets	11,622	—	11,622	6,204	—	6,204
In-process research and development	7,000	—	7,000	19,100	—	19,100

Total operating expenses	646,267	684	646,951	555,743	(209)	555,534

Income from operations	204,491	(819)	203,672	158,991	(24)	158,967
Interest income	23,614	—	23,614	14,274	—	14,274
Interest expense	(2,229)	(197)	(2,426)	(4,367)	(170)	(4,537)
Write-off of deferred debt issuance costs	—	—	—	(7,219)	—	(7,219)
Other income (expense), net	(368)	(138)	(506)	2,754	97	2,851

Income before income taxes	225,508	(1,154)	224,354	164,433	(97)	164,336

Income taxes	59,168	(423)	58,745	32,887	162	33,049

Net income	$166,340	$(731)	$165,609	$131,546	$(259)	$131,287

Diluted earnings per share(b)	$0.93	$—	$0.93	$0.75	$—	$0.75

Diluted weighted-average shares outstanding(b)	178,036	(265)	177,771	174,734	(360)	174,374

	Year Ended December 31,
	2003			2002
	(As reported)	(Adjustments)	(As restated)	(As reported)	(Adjustments)	(As restated)
	(In thousands, except per share data)
Consolidated Statements of Income Data:
Net revenues	$588,625	$—	$588,625	$527,448	$—	$527,448
Cost of revenues(a)	31,072	567	31,639	29,841	869	30,710

Gross margin	557,553	(567)	556,986	497,607	(869)	496,738
Operating expenses:
Research and development	64,443	1,923	66,366	68,923	4,541	73,464
Sales, marketing and support	252,749	5,773	258,522	235,393	10,521	245,914
General and administrative	85,672	1,524	87,196	88,946	3,405	92,351
Amortization of other intangible assets	300	—	300	485	—	485

Total operating expenses	403,164	9,220	412,384	393,747	18,467	412,214

Income from operations	154,389	(9,787)	144,602	103,860	(19,336)	84,524
Interest income	21,120	—	21,120	30,943	—	30,943
Interest expense	(18,280)	(156)	(18,436)	(18,163)	(105)	(18,268)
Other income (expense), net	3,458	—	3,458	(3,483)	—	(3,483)

Income before income taxes	160,687	(9,943)	150,744	113,157	(19,441)	93,716

Income taxes	33,744	(3,042)	30,702	19,237	(5,836)	13,401

Net income	$126,943	$(6,901)	$120,042	$93,920	$(13,605)	$80,315

Diluted earnings per share(b)	$0.74	$(0.04)	$0.70	$0.52	$(0.07)	$0.45

Diluted weighted-average shares outstanding(b)	171,447	(256)	171,191	179,359	(15)	179,344

(a)	Cost of revenues includes amortization of product related intangible assets of $16.8 million, $6.1 million, $11.0 million and $10.8 million in 2005, 2004, 2003 and 2002, respectively.

(b)	Our diluted weighted–average shares outstanding primarily fluctuates based on the level of stock repurchases made under our stock repurchase program and shares issued in connection with our acquisitions. See Notes 4 and 8 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2006.

The following adjusts our consolidated balance sheets as of December 31, 2005, 2004, 2003 and 2002 for the restatements as described in the Explanatory Note to this Annual Report on Form 10-K for the year ended December 31, 2006, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2006.

	December 31, 2005			December 31, 2004
	(As Reported)	(Adjustments)	(As restated)	(As reported)	(Adjustments)	(As restated)
Assets:
Current assets:
Cash and cash equivalents	$484,035	$—	$484,035	$73,485	$—	$73,485
Short-term investments	18,900	—	18,900	159,656	—	159,656
Inventory	3,933	—	3,933	783	—	783
Accounts receivable net of allowances	142,015	—	142,015	108,399	—	108,399
Prepaid expenses and other current assets	31,164	—	31,164	40,376	—	40,376
Current portion of deferred tax assets, net	46,410	952	47,362	43,881	1,884	45,765

Total current assets	726,457	952	727,409	426,580	1,884	428,464
Restricted cash equivalents and investments	63,728	—	63,728	149,051	—	149,051
Long-term investments	51,286	—	51,286	183,974	—	183,974
Property and equipment, net	73,727	—	73,727	69,281	—	69,281
Goodwill, net	591,994	—	591,994	361,452	—	361,452
Other intangible assets, net	137,333	—	137,333	87,172	—	87,172
Long-term portion of deferred tax assets, net	29,158	16,374	45,532	—	18,448	18,448
Other assets	7,973	—	7,973	8,574	—	8,574

Total Assets	$1,681,656	$17,326	$1,698,982	$1,286,084	$20,332	$1,306,416

Liabilities:
Current liabilities:
Accounts payable	$33,495	$—	$33,495	$17,554	$—	$17,554
Accrued expenses	125,029	6,278	131,307	111,535	8,404	119,939
Income taxes payable	1,329	—	1,329	2,198	—	2,198
Current portion of deferred revenues	266,223	—	266,223	210,872	—	210,872

Total current liabilities	426,076	6,278	432,354	342,159	8,404	350,563
Long term portion of deferred revenues	19,803	—	19,803	14,271	—	14,271
Long-term debt	31,000	—	31,000	—	—	—
Other liabilities	1,297	—	1,297	4,749	—	4,749
Commitments and contingencies
Stockholders’ equity
Preferred stock at $.01 par value: 5,000 shares authorized	—	—	—	—	—	—
Common stock at $0.001 par value 1,000,000 shares authorized	226	—	226	213	—	213
Additional paid-in capital	1,189,460	134,509	1,323,969	872,659	138,247	1,010,906
Deferred compensation	(18,873)	(2,544)	(21,417)	(1,063)	(6,133)	(7,196)
Retained earnings	944,626	(120,917)	823,709	778,286	(120,186)	658,100
Accumulated other comprehensive (loss) Income	(4,463)	—	(4,463)	7,489	—	7,489

	2,110,976	11,048	2,122,024	1,657,584	11,928	1,669,512
Less- common stock in treasury	(907,496)	—	(907,496)	(732,679)	—	(732,679)
Total stockholders’ equity	1,203,480	11,048	1,214,528	924,905	11,928	936,833

Total liabilities and stockholders’ equity	$1,681,656	$17,326	$1,698,982	$1,286,084	$20,332	$1,306,416

	December 31, 2003			December 31, 2002
	(As reported)	(Adjustments)	(As restated)	(As reported)	(Adjustments)	(As restated)
Assets:
Current assets:
Cash and cash equivalents	$182,969	$—	$182,969	$82,350	$—	$82,350
Short-term investments	385,431	—	385,431	95,780	—	95,780
Accounts receivable net of allowances	87,464	—	87,464	69,471	—	69,471
Prepaid expenses and other current assets	58,167	—	58,167	36,400	—	36,400
Current portion of deferred tax assets, net	51,540	3,848	55,388	49,515	4,852	54,367

Total current assets	765,571	3,848	769,419	333,516	4,852	338,368
Restricted cash equivalents and investments	146,460	—	146,460	172,106	—	172,106
Long-term investments	183,411	—	183,411	369,168	—	369,168
Property and equipment, net	65,837	—	65,837	76,534	—	76,534
Goodwill, net	152,364	—	152,364	152,364	—	152,364
Other intangible assets, net	21,300	—	21,300	30,849	—	30,849
Long-term portion of deferred tax assets, net	3,168	20,981	24,149	5,587	20,610	26,197
Other assets	6,828	—	6,828	21,407	—	21,407

Total Assets	$1,344,939	$24,829	$1,369,768	$1,161,531	$25,462	$1,186,993

Liabilities:
Current liabilities:
Accounts payable	$14,992	$—	$14,992	$11,913	$—	$11,913
Accrued expenses	93,966	14,436	108,402	73,768	17,479	91,247
Income taxes payable	5,498	—	5,498	793	—	793
Current portion of deferred revenues	152,938	—	152,938	95,963	—	95,963
Convertible subordinated debentures-current	351,423	—	351,423	—	—	—

Total current liabilities	618,817	14,436	633,253	182,437	17,479	199,916
Long term portion of deferred revenues	12,137	—	12,137	8,028	—	8,028
Convertible subordinated debentures long-term	—	—	—	333,549	—	333,549
Other liabilities	7,187	—	7,187	6,452	—	6,452
Commitments and contingencies
Put warrants	—	—	—	7,340	—	7,340
Common stock subject to repurchase	—	—	—	9,135	—	9,135
Stockholders’ equity
Preferred stock at $.01 par value: 5,000 shares authorized	—	—	—	—	—	—
Common stock at $0.001 par value 1,000,000 shares authorized	203	—	203	197	—	197
Additional paid-in capital	700,111	143,967	844,078	595,959	139,821	735,780
Deferred compensation	—	(13,647)	(13,647)	—	(18,812)	(18,812)
Retained earnings	646,740	(119,927)	526,813	519,797	(113,026)	406,771
Accumulated other comprehensive (loss) income	7,810	—	7,810	3,833	—	3,833

	1,354,864	10,393	1,365,257	1,119,786	7,983	1,127,769
Less- common stock in treasury	(648,066)	—	(648,066)	(505,196)	—	(505,196)
Total stockholders’ equity	706,798	10,393	717,191	614,590	7,983	622,573

Total liabilities and stockholders’ equity	$1,344,939	$24,829	$1,369,768	$1,161,531	$25,462	$1,186,993

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Restatement of Financial Statements

All of the financial information presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2006, has been adjusted to reflect the restatement of our financial results, as described in the Explanatory Note to this Annual Report on Form 10-K for the year ended December 31, 2006, Item 6, “Selected Consolidated Financial Data,” and Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2006. The impact under Accounting Principles Board, or APB, No. 25, Accounting for Stock Issued to Employees, of recognizing additional stock-based compensation expense and related tax effects as a result of our historical stock option granting practices is $3.1 million ($0.6 million net of income taxes and other tax charges) in 2005, $6.2 million ($0.4 million net of income taxes and other tax charges) in 2004, and $156.3 million ($119.9 million net of income taxes and other tax charges) for 2003 and all prior years commencing in December 1995.

Independent Investigation of Historical Stock Option Granting Practices

As a result of our Audit Committee’s investigation of our historical stock option granting practices and management’s review, which has now been completed, we identified approximately 76.4 million stock option grants made on 138 grant dates during the period from December 1995 to March 31, 2005 for which we used incorrect measurement dates and as a result of revising those measurement dates, recorded stock-based compensation expense for financial accounting purposes under APB No. 25. To correct these errors, we have recorded a pre-tax cumulative charge of $165.7 million ($120.9 million on an after tax basis) in our consolidated financial statements through December 31, 2005 to reflect additional stock-based compensation expense.

Background

On November 30, 2006, after our management conducted a preliminary, limited scope review of certain of our stock option granting practices, our Audit Committee commenced a voluntary, independent investigation of our historical stock option granting practices and related accounting during the period from January 1996 through December 2006. None of the members of our Audit Committee has ever served on the Compensation Committee of the Board of Directors. This voluntary investigation was not in response to any governmental investigation, stockholder lawsuit, whistleblower complaint, or inquiries from media organizations. The investigation was conducted with the assistance of independent outside legal counsel and outside forensic accounting consultants, and covered option grants made to all employees during the period from January 1996 through December 2006. Management further evaluated all grants (consisting of two employee new hire grants) in December 1995, which was the month we completed our initial public offering, and all grants to non-employee directors. The investigation and related review consisted of approximately 191 grant dates (representing over 27,000 individual option grants and approximately 108.7 million stock options).

In connection with its investigation, the Audit Committee retained independent outside legal counsel that had not previously been engaged by us, to assist in the investigation. In turn, legal counsel retained outside forensic accounting experts and other consultants to assist it and the Audit Committee with financial accounting issues and related analytics during the investigation. The investigation occurred over a period of approximately seven months. The investigative work conducted by the Audit Committee included the following tasks, among others:

•

Reviewing hard copy and electronic files obtained from us as well as other sources, totaling approximately 40,000 pages of hard copy documents and approximately 191,000 electronic documents, typically consisting of multiple pages each;

•

Conducting more than 50 interviews with present and former directors who have served on the Compensation Committee during the relevant period, present and former members of senior management, other present and former employees, and former outside professionals who had provided legal services to us during the period of the investigation;

•

In connection with its investigation, the members of our Audit Committee met both telephonically and in-person numerous times and the Chairman of the Audit Committee communicated with the Audit Committee’s counsel on a frequent basis; and

•	Engaging outside consultants to conduct various analyses of our option grants.

Historical Stock Option Granting Practices

Prior to January 1, 2006, we accounted for our stock option grants under APB No. 25 and had provided the required disclosures pursuant to the provisions of Statement of Financial Accounting Standards, or SFAS, No. 123, Accounting for Stock-Based Compensation. On January 1, 2006, we adopted SFAS No. 123R, Share-Based Payment, under the modified prospective method. For the measurement date revisions we have made, we revised our historical pro forma footnote disclosures in accordance with SFAS No. 123. Additionally, we adjusted our 2006 consolidated financial statements to reflect the impact of any revised measurement dates on the compensation cost recognized in accordance with SFAS No. 123R.

As permitted by the terms of our various stock plans (as amended and restated from time to time), the Compensation Committee of our Board of Directors was vested with the authority to administer and grant stock options under the plans. Until November 2003, all employee stock option grants were required to be approved by the Compensation Committee. Beginning in November 2003 and continuing to the present, the Compensation Committee delegated authority, subject to specific parameters, to our Chief Executive Officer and our Chief Financial Officer to grant options to non-executive employees. Grants to Section 16 Officers, to employees whose compensation was subject to Section 162(m) of the of the Internal Revenue Code of 1986, as amended, or the IRC, and other grants outside of the parameters discussed below continued to require Compensation Committee approval in order to complete the required granting actions.

In the restatement, for grants requiring Compensation Committee approval, we generally determined that Compensation Committee approval was likely obtained at the next in-person meeting after the date of grant. This conclusion was based on the fact that Compensation Committee members recall signing consents in person at board meetings, that members of management recalled that it was our objective to present consents to the Committee at in-person meetings, that the consents contained in our records typically contain all signatures on a single page (consistent with having been signed in person), and that the available meta-data for such consents generally indicated that the consent forms were available for signature at that time. We generally used the in-person board meeting dates when determining revised measurement dates, because members of management responsible for approval and processing of these grants believed or acted as if approval was an important and required granting action for all grants that were not subject to the delegation of authority described below. For example, managers involved in processing grants: (i) said that they typically refrained from correcting grants approved by the Committee without further Committee action; but (ii) believed that alteration or correction of grant recipient and amount lists prior to Committee approval was permitted (and performed such corrections and alterations and did not consider them to be modifications); and (iii) believed Committee approval was necessary to grant options. There was some evidence that signatures were sometimes solicited at such meetings for consents previously signed and transmitted by fax or other means but because we did not retain these earlier obtained consents there was little evidence to indicate for which grants these approvals were obtained and when they were received. Where meta-data or other evidence led us to conclude that approval was not complete at the next in person meeting, we relied on the other evidence to select a later date.

From December 1995 through December 2006, the exercise price for all grants was typically set at the closing price of our common stock on the original intended grant date. During this period, we made the following types of grants of stock options to employees, including officers, and members of our Board of Directors:

•	Annual grants in conjunction with our annual merit review process, which generally occurred a few months following our fiscal year end (referred to as annual grants).

•

Non-annual grants to newly hired and promoted employees and from time to time to officers in recognition of performance or as incentives. Beginning January 2004, we replaced promotion grants with performance grants that were granted to employees upon recommendation by their manager for recognition (new hire and performance, incentive or promotion grants are referred to collectively as non-annual grants).

•	Options granted or assumed in connection with acquisitions.

•	Options granted to non-employee members of our Board of Directors.

From December 1995 through mid-1998, all employee grants required approval by the Compensation Committee to complete the required granting actions. In addition, we did not have a defined process for determining the date on which we made grants and no granting pattern could be established for grants made during this period. Following the investigation, the Audit Committee concluded that we likely set grant dates retrospectively for many stock options granted to employees and executives during the 1996 to mid-1998 period.

Beginning in mid-1998 through late 2003, all employee grants required approval by the Compensation Committee to complete the required granting actions. During this period, we made changes in our stock option granting practices which included implementing a practice where we typically dated non-annual grants to non-executives on the first business day of the month following the start or promotion date, unless that date was the first day of the month, in which case the grant date would be that date. We dated non-annual new hire and promotion grants to executives either on their start date or the first business day of the month following the start date or the promotion date; we awarded the incentive grants on an ad hoc basis. During this period, we made annual grants to executive and non-executive employees on dates that were typically previously discussed with the Compensation Committee. However, during these earlier discussions, the Compensation Committee did not approve the terms and allocation of grants to individual recipients or delegate to management the authority to do so without further action by the Compensation Committee. Until 2002, annual grants were generally made in July or August of each year pursuant to a merit evaluation process. Beginning in 2002, annual grants were split into two grant dates in March and August. During this period all employee grants required approval by the Compensation Committee to complete the required granting actions and for most grants we did not obtain approval from the Compensation Committee, typically on unanimous written consent forms, until after the grant date and for certain grants, we had not completed the process of identifying the recipients or number of options to be granted until after the grant date.

Beginning in November 2003, the Compensation Committee delegated its authority to our Chief Executive Officer and Chief Financial Officer to issue stock options pursuant to specific parameters. The delegation provided authority to grant no more than 4 million stock options per year in the aggregate and to grant up to 10,000 options per year to any employee who was not an officer subject to Section 16 of the Securities Exchange Act of 1934, as amended, and whose compensation was not subject to Section 162(m) of the Internal Revenue Code of 1986 as amended, or the IRC. In July 2004 the Compensation Committee increased that number to 20,000 options per employee per year. The delegation was also subject to other parameters, including that each grant be consistent in number with guidelines that provided the range of grants that could be awarded to each employee grade. Compensation Committee approval continued to be a required granting action for all stock option grants outside of the parameters of the delegated authority. For grants outside of the delegation of authority, the Compensation Committee often approved such grants at a meeting or by unanimous written consent form. In some cases the amount granted to each recipient was not final and/or the Compensation Committee had not approved the grants by the intended grant date.

We also made grants to the employees of companies we acquired in connection with acquisitions. Grants made in conjunction with acquisitions were typically authorized at the time of the Board’s approval of the acquisition. The exercise price of such grants was typically set at the closing stock price of our common stock on the closing date of the acquisition. During the investigation, we noted one grant date where the grant was approved by our Board of Directors in conjunction with the acquisition; however, we had not completed the required granting actions by the stated grant date and the measurement date was revised to the date that the evidence indicated that we completed our allocation.

We also grant options to the non-employee members of our Board of Directors, or the Board Grants, pursuant to a stockholder approved plan, as amended from time to time. The timing of the grant date and amount of such awards was granted pre-determined pursuant to a formula set forth either in the terms of the plan or via board resolution. Certain Board Grants were issued on a date other than the automatic grant date prescribed by the plan or differed by nominal amounts from the option amount pre-determined by the plan formula.

Prior to the restatement discussed below, we used the grant dates as set forth above as the measurement date for financial accounting purposes. Accordingly, in each case the exercise price did not exceed the closing stock price of our common stock on that date, and we did not record stock-based compensation expense in connection with these grants. In the restatement, we revised the measurement dates for many grants and recorded stock-based compensation expense when the revised measurement date resulted in intrinsic value which we accounted for in the restatement.

Adjustments to Measurement Dates Arising from Errors Identified by Audit Committee Investigation

Based on the facts obtained as a result of the Audit Committee’s investigation, we identified certain grants for which we used an incorrect measurement date for financial accounting purposes, as defined under Generally Accepted Accounting Principles in the United States, or GAAP. To determine the correct measurement dates for these grants under applicable accounting principles, we followed the guidance in APB No. 25, which deems the “measurement date” to be the first date on which all of the following are known with finality: (1) the identity of the individual employee who is entitled to receive the option grant; (2) the number of options that the individual employee is entitled to receive; and (3) the option’s exercise price.

We completed a grant date by grant date analysis of approximately 191 option grant dates during the relevant period for compliance with APB No. 25. Each individual grant on each grant date was evaluated based on its particular facts and circumstances. Where we determined that we did not complete the required granting actions by the original grant date, we used judgment to determine corrected measurement dates consistent with what the evidence suggested was our practice or process or other information obtained as part of the investigation that suggested the date upon which all requirements for a measurement date had been satisfied under applicable accounting principles. If the measurement date was not the same date we used previously, we made accounting adjustments as required, which resulted in stock-based compensation and related tax effects when an option had intrinsic value on the revised measurement date.

The documents and information considered in connection with the measurement date adjustments that we have made included, but was not limited to:

•	minutes of Board of Directors and Compensation Committee meetings and related presentations;

•	unanimous written consents signed by the Compensation Committee members, and evidence relating to the date such consents were created and circulated for signature and/or signed;

•	information contained in personnel files maintained for employees who were granted options;

•	electronic mail messages and other electronic files retrieved from our computer system and in back up media;

•	documentation prepared in connection with our annual performance reviews of employees as part of the process of determining the allocation of stock option grants to individual employees;

•	information as to the date of hire of the employee receiving the option grant, including (if the grant was a new hire grant) the date of any offer letter;

•	correspondence, memoranda and other documentation supporting the option grant;

•	information concerning the date or dates on which a stock option was entered into our stock option tracking system, Equity Edge;

•

information obtained during interviews conducted by the Audit Committee’s outside counsel of numerous individuals, including current and former officers, directors, employees and outside professionals; and

•	analyses of our option grant performed by consultants engaged on behalf of the Audit Committee.

Consistent with current accounting literature and published guidance from the staff of the SEC, we classified grants during the eleven-year period subject to the investigation into categories based on grant type and process by which the grant was finalized. The principal categories related to annual and non-annual grants in three time periods: (1) January 1996 through May 1998; (2) May 1998 through November 2003; and (3) November 2003 through December 2006. We also separately categorized grants to non-employee directors. The last grant with a revised measurement date was awarded in March 2005.There were no revised measurement dates in 2006. A summary of pre-tax stock-based compensation expense related to options awarded in each time period, in thousands, is as follows:

Time Period	Pre-Tax Stock-based Compensation Expense
January 1996 through May 1998 (includes two grants made in December 1995)	$62,171
May 1998 through November 2003	103,272
November 2003 through December 2005	224

Cumulative effect at December 31, 2005	$165,667

January 1996 – May 1998: In the restatement, we corrected the measurement dates for all 50 original grants dates during this period, consisting of approximately 24.2 million options. We also revised measurement dates for all grants (consisting of two employee new hire grants) in December 1995, which was the month we completed our initial public offering.

After completion of its investigation, the Audit Committee concluded that we likely selected grant dates retrospective for many stock options granted to employees and executives during the January 1996 through May 1998 period. In addition, the required granting actions for many of these grants were not completed on the original measurement date. During this period, a substantial majority of the grants were approved using unanimous written consent forms signed by the Compensation Committee for which, in most cases, there was no documentary evidence of when approval was obtained. As discussed above, for grants where there was insufficient evidence to determine when approval was obtained, we generally used the date of the first in-person Board of Directors meeting after the evidence suggested that the amount and terms of the grant were final as the revised measurement date for financial accounting purposes. Where evidence existed of advance approval by the Compensation Committee (such as facsimile header dates on signed unanimous written consent forms), we used this information as evidence of when the Compensation Committee approval was obtained, and used that date as the revised measurement date for financial accounting purposes.

May 1998 – November 2003: During this period we issued approximately 70.5 million options over 87 grant dates. In the restatement, we corrected measurement dates for approximately 50.6 million options granted on 79 of the 87 grants dates. We made these corrections because we did not complete the required granting actions by the original grant date, including, obtaining approvals from the Compensation Committee and not finalizing the amounts or recipients as of the original grant date.

During this period, a substantial majority of the grants were approved using unanimous written consent forms signed by the Compensation Committee for which, in most cases, there was no documentary evidence of when approval was actually obtained. As discussed above, where there was insufficient evidence to determine when approval conclusively was obtained, we generally used the date of the first in-person Board of Directors meeting after the evidence suggested that the amount and terms of the grant were final as determined by management as the revised measurement date for financial accounting purposes. However, if there was evidence sufficient for us to conclude that the required granting actions were completed on a date that was earlier than the next in-person Board meeting, in accordance with APB No. 25, we set the revised measurement date at the earlier date.

November 2003 – December 2006: Beginning in November 2003, we granted 9.5 million options to employees on 42 grant dates pursuant to delegated authority described above. In virtually all cases these grants were made on predetermined annual grant dates or the first business day of the month following the employee’s hire date or performance recognition and were issued pursuant to an underlying system of processes, controls and management approvals. After the award was communicated to the employee and the administrative processes were complete the CFO signed an internal delegation of authority form after the grant date. We concluded that the CFO’s signature on these documents was perfunctory and was not a required granting action. During this period, approximately 3% of the individual non-executive employee grants (or 7% of the total non-executive employee options) awarded pursuant to the delegation process exceeded the delegation limitations discussed above and should have been presented for approval by the Compensation Committee. Although these grants were not approved by the Compensation Committee, they were communicated to employees and processed pursuant to the same system of processes, controls and management approvals as grants within the limitations. We have concluded that these grants were legally outstanding and that the requirements to establish a measurement date were met on the original grant date.

We revised the measurement date for the non-executive annual grant originally dated April 1, 2004. The grant was issued pursuant to the delegation of authority above and was revised because we had not completed the process of determining grant amounts and recipients until after the grant date. We determined revised measurement dates for each individual recipient through May 20, 2004 by assessing when each grant was fixed with finality as reflected in hard copy and electronic documents and other information. This was the only grant date that options issued under delegated authority were revised and we recognized total pre-tax stock compensation expense of approximately $0.2 million related to this grant.

Compensation Committee approval continued to be a required granting action for all stock option grants outside of the parameters of the delegated authority, as described above. For grants outside of the delegation of authority, the Compensation Committee typically approved such grants at a meeting or by unanimous written consent form. During this period, the Compensation Committee approved 2.6 million options on 19 grant dates. We determined that for seven of these grant dates, the original grant date differed from the appropriate measurement date for financial accounting purposes. We recorded approximately $32,000 in pre-tax stock-based compensation expense related to these grants. The last grant for which we revised the measurement date was March 1, 2005.

Board Grants. From 1996 through 2006, we made 48 grants to non-employee directors on 21 grant dates for a total of 3.1 million options. We revised the measurement dates for certain of these grants because they were awarded on dates other than the automatic dates prescribed in the applicable stockholder plan and in amounts that differed nominally from the formulas set forth in the plan. We recognized approximately $0.5 million in pre-tax stock-based compensation expense related to the following grants:

•

We awarded to non-employee directors an aggregate of 0.7 million options on five grant dates between 1998 and 2002. Instead of awarding these options on the anniversary date of the directors’ appointment to the Board, they were awarded on the first day of the month containing the directors’ anniversary date, in error. These options were issued between three and 21 days in advance of the actual anniversary date. We determined that the grants were not fixed with finality until the anniversary date prescribed by the plan because that date represents the date on which approval existed pursuant to the stockholder approved plan. We revised the measurement dates accordingly, and recognized pre-tax compensation expense of $0.5 million representing the difference in intrinsic value between grant date prescribed by the plan and the original grant date.

•

We awarded approximately 0.1 million options in June 2002 to non-employee directors. The grant was one day later than the automatic date prescribed by the stockholder approved plan and the number of options were nominally different from the plan formula (aggregate difference of 770 options). Based on the available evidence, we concluded that the grant date error constituted a modification of the automatic grant that should have occurred on the previous day. We concluded that the grant was fixed with finality on the date awarded and the dating error and share differences resulted in compensation expense of approximately $5,000, representing the difference in the intrinsic value between the automatic grant date prescribed by the plan and the original grant date.

•

In 2000, we awarded an anniversary grant for approximately 0.2 million options in error one year after the actual anniversary date of the director. We considered the grant a modification of the prescribed automatic grant under the stockholder approved plan and concluded that the grant was fixed with finality on the grant date. However, no compensation expense resulted as the closing price of our common stock increased from the automatic grant date to the grant date of the award.

Other Measurement Date Judgments

We identified other circumstances related to approximately 4.2 million options (approximately 3.8% of options issued) that resulted in revised measurement dates. In some instances, we made changes after the grant date to add individuals to the list of grant recipients and received later approval by the Compensation Committee. In other instances, we issued options that were different in amount than that approved by the Compensation Committee or issued options for which we were unable to locate the approval documentation during the investigation. In each of these circumstances, we evaluated the existing information related to each individual grant and we established a new measurement date when we determined that the terms of the award were fixed with finality.

Impact of the Errors on our Financial Statements

We have determined that after accounting for forfeitures, the errors described above resulted in an understatement of stock-based compensation expense over the vesting terms of the grants corrected. Most of the adjusted measurement dates were with respect to grants made prior to December 31, 2004. We recorded pre-tax stock-based compensation expense of approximately $3.1 million and $6.2 million for the years ended December 31, 2005 and 2004, respectively, and $156.3 million related to years prior to fiscal 2004. There was no impact on revenue or cash and investments as a result of this additional stock compensation expense and the adjustments related to our historical stock option granting practices.

As a result of the review, we determined that we failed to properly withhold employment (the employee and our portions of FICA and supplemental federal withholding) taxes associated with certain stock option exercises. We recorded such amounts in the consolidated statements of income in the period in which we were originally obligated to make the withholding. Additionally, for tax years where the statute of limitations has lapsed, we have recorded the reduction in previously recorded liabilities in the period the statute of limitations expires. We have recorded approximately $8.0 million, net of income tax, through December 31, 2006 for employment taxes and related charges.

Additionally, we believe that United States income tax deductions taken for stock option exercises in prior years, which pertained to certain executives, may not be deductible under limitations imposed by IRC Section 162(m). Section 162(m) limits the deductibility of compensation above $1 million to certain executive officers of public companies when such compensation is not incentive based. As a result, we have reduced our available tax net operating loss carry-forwards arising from certain previously exercised stock options. We restated our tax provisions in the periods in which the benefits were recorded.

The additional compensation expense in 2004 and 2005 reflected below primarily relates to the impact of vesting of awards granted prior to 2004. A summary of total charges, including estimated employment related tax charges, which are comprised of withholding taxes, penalties and interest, by fiscal period, in thousands, is as follows:

Year Ended December 31,	Pre-Tax Expense	Employment Related Tax Charges	Income Taxes	Net Charge to Net Income
1996	$1,826	$—	$(689)	$1,137
1997	6,509	128	(2,526)	4,111
1998	14,598	1,221	(4,442)	11,377
1999	24,557	4,819	(8,411)	20,965
2000	40,627	8,069	(14,019)	34,677
2001	34,926	4,073	(11,844)	27,155
2002	20,271	(830)	(5,837)	13,604
2003	12,985	(3,042)	(3,042)	6,901

Cumulative effect at December 31, 2003	156,299	14,438	(50,810)	119,927
2004	6,226	(6,031)	161	356
2005	3,142	(2,127)	(423)	592

Total	$165,667	$6,280	$(51,072)	$120,875

In addition, to the amounts reflected above, for the year ended December 31, 2005, we had previously recognized $4.3 million in stock-based compensation expense related to stock-based awards. Accordingly, the total pre-tax stock-based compensation expense for 2005 was approximately $7.4 million. Previously recorded stock-based compensation expense, if any, for each of the years ended December 31, 1996 through December 31, 2004 was not material. The total pre-tax stock-based compensation expense for the period from January 1, 1996 through December 31, 2005 was approximately $170.0 million.

The following table reflects the impacts of the restatement adjustments on our consolidated statements of income for the periods presented below (in thousands):

Category of Adjustments:	2005	2004	Cumulative Effect from January 1, 1996 through December 31, 2003
Pre-tax stock-based compensation expense related to stock option measurement date changes	$3,142	$6,226	$156,299
Other tax charges	(2,127)	(6,031)	14,438
Income tax impact on other tax charges	727	1,963	(3,848)
Income tax adjustments related to IRC Section 162(m)	(288)	—	494
Income tax impact related to stock option compensation expense date changes	(862)	(1,802)	(47,456)

Total income tax adjustments	(423)	161	(50,810)

Total charge to net income	$592	$356	$119,927

The cumulative effect of the restatement adjustments on the consolidated balance sheet at December 31, 2005 was an increase in additional paid-in capital, offset by a corresponding decrease in retained earnings and deferred compensation, which results in no net effect on stockholders’ equity. There were also adjustments made to increase our short and long-term deferred tax assets and our accrued expenses due to the tax effects of the restatement. The adjustments decreased previously reported basic net income per share by $0.01 for the year ended December 31, 2005 and had no impact on previously reported basic net income per share for the year ended December 31, 2004. The adjustments had no impact on previously reported diluted net income per share for the years ended December 31, 2005 and 2004.

Judgment

Most of the revised measurement dates could not be determined with certainty, and we made judgments, as described above, to establish the revised dates. Judgments different from those used by us regarding the timing of the revised measurement dates would have resulted in different compensation expense charges than those recorded by us in the restatement. We therefore prepared a sensitivity analysis to determine the hypothetical minimum and maximum compensation expense charge that could occur if different judgments to determine the revised measurement dates were used. We provided a minimum and maximum range to the sensitivity analysis as a result of significant volatility in prices versus the revised measurement date prices. In reviewing all available data, we considered other possible alternative grant dates for determining a sensitivity analysis, but were unable to find any such data or evidence that would provide an alternative we believed to be better than the one we selected.

We applied our sensitivity methodology on a grant date by grant date basis to examine the largest hypothetical variations in stock-based compensation expense within a range of possible approval dates for each grant event. We developed this range by generally using the date that the allocation and recipients were determined to be final as the earliest possible date and the revised measurement date as the end date. In some cases, the earliest possible date was the original date of grant, while for others it was a date that the allocation and recipients were subsequently determined to have been completed based on documentary evidence, such as (for example) e-mails, electronic and printed dating evidence on grant recommendation listings and the metadata creation dates on unanimous written consent forms. In the few cases where there was some evidence suggesting the possibility that the grant had been approved after the revised measurement date, the end date was subsequent to the revised measurement date. Based on all available evidence, such as (for example) unanimous written consents, email dates, and Board of Director or committee meeting dates, we were unable to identify dates that would provide a more reasonable range of dates for this sensitivity analysis. While we believe the evidence and methodology used to determine the revised measurement dates to be the most appropriate, we also believe that illustrating differences in stock-based compensation expense using these alternative date ranges provides some insight into the extent to which hypothetical stock-based compensation expense would have fluctuated if we chose other dates.

After developing the range for each grant event, we selected the highest closing price of our stock within the range and calculated the difference in stock-based compensation expense to determine the maximum possible compensation expense. We then selected the lowest closing price within the range and calculated the difference in stock-based compensation expense to determine the minimum possible compensation expense. If the low closing price was less than the closing price on the original date of grant, there was no resulting compensation charge. We compared these aggregated amounts to the stock-based compensation that we recorded. If we had used the highest closing price of our stock within the range, our total restated stock-based compensation adjustment relating to the revision in measurement dates would have been increased by approximately $183.5 million. Conversely, had we used the lowest closing price of our stock within the range, our total restated compensation expense would have decreased by $133.9 million.

Our hypothetical ranges of stock-based compensation expense were affected by the high level of volatility in our stock price and the date ranges used in our sensitivity analysis, generally the time period between the original grant dates of certain stock options and the revised measurement dates. For example, in 1999 (the year in our restatement period with the largest sensitivity range based on option grant date), our stock price closed at a low of $14.65 per share and a high of $77.50 per share during the range of potential alternative measurement dates. In 2000 (the year in our restatement period with the second largest sensitivity range based on option grant date), our stock price closed at a low of $14.31 per share and a high of $105.44 per share during the range of potential alternative measurement dates. Since we do not have evidence that the grant dates and exercise prices were selected on the date when our stock price was at its highest or lowest during each period, we concluded that selecting a revised measurement date on the “highest” or “lowest” closing price when measuring compensation expense would not have been consistent with the requirements of APB No. 25, which looks to the “first date” on which the terms of the grants were fixed with finality.

The following tables set forth the effect on earnings before income taxes (net of estimated forfeitures) that would result from using different alternate measurement date determinations as compared to the measurement date selected in our evaluation and used for accounting purposes. The first table, titled “Sensitivity Analysis by Option Grant Year” illustrates actual pre-tax stock-based compensation expense and the hypothetical stock-based compensation expense based on the year each option in the restatement was granted. The second table, titled “Sensitivity Analysis by Option Vest Year” illustrates the actual amortization of the pre-tax stock-based compensation recognized in our consolidated financial statements and the hypothetical stock-based compensation expense in the period that the options are earned. The difference in the total compensation set forth in each table is due to stock-based compensation that will be expensed in future periods when earned.

Sensitivity Analysis by Option Grant Year (in thousands)

Year	Pre-Tax Expense Based on Selected Revised Measurement Dates	Hypothetical Compensation Expense Based on Lowest Closing Price Within Range of Potential Alternative Measurement Dates	Hypothetical Compensation Expense Based on Highest Closing Price Within Range of Potential Alternative Measurement Dates
1995	$239	$—	$274
1996	19,408	3,462	23,938
1997	14,959	—	19,486
1998	40,061	9,173	55,473
1999	63,867	14,708	136,265
2000	7,451	293	69,064
2001	11,630	1,428	14,522
2002	1,999	828	10,373
2003	5,829	1,897	19,009
2004	224	—	674
2005	—	—	133

Total	$165,667	$31,789	$349,211

Sensitivity Analysis by Option Vest Year (in thousands)

Year	Pre-Tax Expense Based on Selected Revised Measurement Dates	Hypothetical Compensation Expense Based on Lowest Closing Price Within Range of Potential Alternative Measurement Dates	Hypothetical Compensation Expense Based on Highest Closing Price Within Range of Potential Alternative Measurement Dates
1996	$1,826	$322	$2,251
1997	6,509	943	8,199
1998	14,598	2,032	19,018
1999	24,557	4,511	35,404
2000	40,627	8,302	77,016
2001	34,926	6,718	86,136
2002	20,271	3,972	50,597
2003	12,985	2,610	37,002
2004	6,226	1,145	19,976
2005	3,142	762	8,546

Total	$165,667	$31,317	$344,145

For more information regarding the restatement see the Explanatory Note to this Annual Report on Form 10-K for the year ended December 31, 2006 and in Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2006.

Overview

We design, develop and market technology solutions that allow applications to be delivered, supported and shared on-demand with high performance, enhanced security and improved total cost of ownership, or TCO. We market and license our products through multiple channels such as value-added resellers, channel distributors, system integrators, independent software vendors, our Websites and original equipment manufacturers.

2006 Acquisitions

During 2006, we acquired all of the issued and outstanding capital stock of two privately held companies, Reflectent Software, Inc., a provider of solutions to monitor the real-time performance of client-server, Web and desktop applications from an end-user perspective, and Orbital Data Corporation, a provider of solutions that optimize the delivery of applications over wide area networks, collectively, the 2006 Acquisitions. The 2006 Acquisitions strengthen our Application Delivery Infrastructure products which are designed to offer comprehensive solutions across all dimensions of application delivery. The total consideration for the 2006 Acquisitions was $68.0 million comprised of cash paid of $65.1 million and other costs related primarily to estimated direct transaction costs of $2.9 million. As part of our 2006 Acquisitions, we assumed approximately 0.4 million non-vested stock-based awards upon the closing of the transactions. See Note 7 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2006 for more information regarding the stock-based awards assumed. The results of operations of the 2006 Acquisitions are included as part of our results beginning after their respective dates of acquisition. Revenues from the acquired products are primarily included in our Product License revenue and Technical Services revenue in the accompanying consolidated statements of income. The sources of funds for consideration paid in these transactions consisted of available cash and investments.

Under the purchase method of accounting, the purchase price for the 2006 Acquisitions was allocated to the acquired companies’ net tangible and intangible assets based on their estimated fair values as of the date of the completion of the acquisition. The allocation of the total purchase price is summarized below (in thousands):

	Purchase Price Allocation	Asset Life
Current assets	$5,153
Property and equipment	1,595	Various
Other assets	4,543
In-process research and development	1,000
Intangible assets	20,910	3-6 years
Goodwill	44,353	Indefinite

Assets acquired	77,554
Current liabilities assumed	(9,530)

Net assets acquired, including direct transaction costs	$68,024

Current assets acquired and current liabilities assumed in connection with the 2006 Acquisitions consisted mainly of short-term investments, accounts receivable, inventory, other accrued expenses, short-term debt and deferred revenues. Other assets consisted primarily of deferred tax assets.

Intangible assets acquired in the 2006 Acquisitions are comprised of core technologies, customer relationships, trade name and covenants not to compete. The valuation of the acquired technologies was based on the estimated discounted future cash flows associated with the acquired companies’ existing products. The value of customer relationships was determined based on the acquired companies’ estimated future discounted cash flows of the relationships in place after considering historical and expected buying patterns of customers, expected cash flows from current customers, the duration of support contracts and the application of charges of other contributory assets. The valuation of the trade name for the 2006 Acquisitions was determined based on assigning a royalty rate to the revenue stream that was expected from the products using the trade names. The pre-tax royalty rate was applied to the product revenue and discounted to a present value. The value of the covenants not to compete was determined by using a discounted income approach that considered the value of the agreements in place adjusted for competition, among other things. The goodwill recorded in relation to the 2006 Acquisitions was assigned to the Americas segment and is not deductible for tax purposes.

2005 Acquisitions

During 2005, we acquired all of the issued and outstanding capital stock of two privately held companies, NetScaler, Inc. and Teros, Inc., collectively, the 2005 Acquisitions, for a total of $172.8 million in cash, 6.6 million shares of our common stock valued at $154.8 million and estimated direct transaction costs of $6.2 million. We also assumed approximately $20.6 million in non-vested stock-based compensation upon the closing of the NetScaler, Inc., or NetScaler, transaction that was accounted for in accordance with FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB Opinion No. 25) and was recorded as deferred compensation in the accompanying 2005 consolidated balance sheet. The assumed awards had an excess of fair value over intrinsic value of $0.5 million, which is reflected in the total consideration for the transaction. The 2005 Acquisitions further extend our Application Delivery Infrastructure, which is designed to offer comprehensive solutions across all dimensions of application delivery. The results of operations of the acquired companies are included as part of our results beginning after their respective dates of acquisition and revenues from the acquired products are included in our Product License revenue and Technical Services revenue in the accompanying consolidated statements of income. In connection with the 2005 Acquisitions, we allocated $230.0 million to goodwill, $40.2 million to core technology and $35.8 million to other intangible assets. We assigned all of the goodwill to our Americas segment.

2004 Acquisitions

During 2004, we acquired all of the issued and outstanding capital stock of two privately held companies, Net6, Inc., a leader in providing secure access gateways and Expertcity.com, Inc., a leader in Web-based desktop access, as well as, a leader in Web-based meeting and customer assistance services, together, the 2004 Acquisitions. The consideration for the 2004 Acquisitions was $291.0 million, comprised of $161.8 million in cash, $6.1 million of direct transaction costs and 5.8 million shares of our common stock valued at $124.8 million. The common stock valued at $124.8 million included $118.0 million related to the initial purchase price and the remaining balance is primarily related to additional common stock earned by the former stockholders of Expertcity.com, Inc.

upon the achievement of certain revenue and other financial milestones during 2004 pursuant to the applicable merger agreement, which was issued in March 2005. The fair value of the common stock earned as additional purchase price consideration was recorded as goodwill on the date earned. In connection with the 2004 Acquisitions, we allocated $195.1 million to goodwill, $38.7 million to core and product technology and $32.4 million to other intangible assets. We assigned $31.7 million of the goodwill to our Americas segment and $163.4 million of the goodwill to our Citrix Online Division. The sources of funds for consideration paid in these transactions consisted of available cash and investments and our authorized common stock. There is no additional contingent consideration related to these acquisitions.

Purchase Accounting for Acquisitions

The fair values used in determining the purchase price allocation for certain intangible assets for our acquisitions were based on estimated discounted future cash flows, royalty rates and historical data, among other information. Purchased in-process research and development, or IPR&D, of $1.0 million, $7.0 million and $19.1 million was expensed immediately upon the closing of our 2006 Acquisitions, 2005 Acquisitions and 2004 Acquisitions, respectively, in accordance with FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method, due to the fact that it pertained to technology that was not currently technologically feasible, meaning it had not reached the working model stage, did not contain all of the major functions planned for the product, was not ready for initial customer testing and had no alternative future use. The fair value assigned to in-process research and development was determined using the income approach, which includes estimating the revenue and expenses associated with a project’s sales cycle and by estimating the amount of after-tax cash flows attributable to the projects. The future cash flows were discounted to present value utilizing an appropriate risk-adjusted rate of return, which ranged from 17%–25%. The rate of return included a factor that takes into account the uncertainty surrounding the successful development of the IPR&D.

Ardence Delaware, Inc., Acquisition

On January 5, 2007, we acquired all of the issued and outstanding capital stock of Ardence Delaware, Inc., or Ardence, a leading provider of solutions that allow IT administrators to set up and configure PCs, servers, and Web servers in real time from a centrally managed source. This acquisition strengthens our application delivery capabilities with more robust streaming and provisioning technologies that improve IT agility, increase security and reliability, and offer new options for how businesses deliver applications and desktops to end-users. The consideration paid to the stockholders of Ardence in this transaction was cash of approximately $50.6 million. In addition, we incurred approximately $2.0 million in acquisition related costs and we assumed approximately 0.2 million unvested stock-based instruments, each of which will be exercisable for the right to receive one share of our common stock upon vesting.

Xensource, Inc., Acquistion

On August 14, 2007, we signed a definitive agreement to acquire XenSource, Inc., or XenSource, a privately held leader in enterprise-grade virtual infrastructure solutions. The acquisition will move us into adjacent server and desktop virtualization markets that will allow us to extend our leadership in the broader Application Delivery Infrastructure market by adding key enabling technologies that make the end-to-end computing environment more flexible, dynamic and responsive to business change. The closing of the acquisition is targeted for the fourth quarter of 2007 and is subject to XenSource stockholder and regulatory approvals. The acquisition has received clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. We plan to fund the acquisition through the use of our available cash and stock. In accordance with the terms of the agreement, we will issue approximately 4.2 million shares of our common stock to the stockholders of XenSource and they will receive approximately $175.5 million in cash consideration. The number of shares, however, could increase to 6.5 million and the cash consideration could decrease to $92.5 million if certain conditions in the agreement are satisfied prior to the closing of the acquisition. In addition, in connection with the acquisition we will issue approximately 1.4 million unvested shares of our common stock and we will assume approximately 3.4 million stock options each of which will be exercisable for the right to receive one share of our common stock upon vesting. Transaction costs associated with the acquisition are currently estimated at $3.7 million. In addition, we estimate that we will expense approximately $8.0 to $10.0 million in IPR&D upon the closing of the transaction.

The Sevin Rosen funds, a venture capital firm, is a stockholder in XenSource. Stephen Dow, a member of our Board of Directors, is a general partner of the Sevin Rosen funds and does not directly hold any interest in XenSource. Although the Sevin Rosen funds are represented on the Board of Directors of XenSource, Mr. Dow is not a director of XenSource. Our acquisition of XenSource, if closed will provide a return to all the partners of the Sevin Rosen funds, including Mr. Dow. Subject to certain assumptions, we currently estimate that the potential allocation to Mr. Dow through the general partner entities of the Sevin Rosen funds related to the acquisition of XenSource is approximately $1.9 million. Mr. Dow has been on our Board of Directors since 1989 and currently owns 262,349 shares of our common stock. Mr. Dow did not attend the meeting at which our Board approved the transaction and recused himself from the vote to approve the transaction.

Consistent with our policies and the charter of the Nominating and Corporate Governance Committee of our Board of Directors, the acquisition of XenSource was reviewed and approved by the Nominating and Corporate Governance Committee. There are no material relationships among us and XenSource or any of their respective affiliates or any of the parties to the agreement to acquire XenSource and related agreements, other than in respect of such agreements themselves and as disclosed herein.

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

We believe that the accounting policies described below are critical to understanding our business, results of operations and financial condition because they involve more significant judgments and estimates used in the preparation of our consolidated financial statements. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact our consolidated financial statements. We have discussed the development, selection and application of our critical accounting policies with the Audit Committee of our Board of Directors and our independent auditors, and our Audit Committee has reviewed our disclosure relating to our critical accounting policies and estimates in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

We license most of our products bundled with a one year contract for license updates that provide the end-user with free enhancements and upgrades to the licensed product on a when and if available basis. Customers may also elect to purchase subscriptions for license updates, when not bundled with the initial product release or purchase, technical support, product training or consulting services. We allocate revenue to license updates and any other undelivered elements of the arrangement based on vendor specific objective evidence, or VSOE, of fair value of each element and such amounts are deferred until the applicable delivery criteria and other revenue recognition criteria have been met. The balance of the revenue, net of any discounts inherent in the arrangement, is recognized at the outset of the arrangement using the residual method as the product licenses are delivered. If we cannot objectively determine the fair value of each undelivered element based on the VSOE fair value, we defer revenue recognition until all elements are delivered, all services have been performed, or until fair value can be objectively determined. We must apply judgment in determining all elements of the arrangement and in determining the VSOE of fair value for each element, considering the price charged for each product or applicable renewal rates for license updates.

In the normal course of business, we do not permit product returns, but we do provide most of our distributors with stock balancing and price protection rights. Stock balancing rights permit distributors to return products to us up to the forty-fifth day of the fiscal quarter, subject to ordering an equal dollar amount of our other products prior to the last day of the same fiscal quarter. Price protection rights require that we grant retroactive price adjustments for inventories of our products held by distributors or resellers if we lower our prices for such products. We establish provisions for estimated returns for stock balancing and price protection rights, as well as other sales allowances, concurrently with the recognition of revenue. The provisions are established based upon consideration of a variety of factors, including, among other things, recent and historical return rates for both specific products and distributors, estimated distributor inventory levels by product, the impact of any new product releases and projected economic conditions. Actual product returns for stock balancing and price protection provisions incurred are, however, dependent upon future events, including the amount of stock balancing activity by our distributors and the level of distributor inventories at the time of any price adjustments. We continually monitor the factors that influence the pricing of our products and distributor inventory levels and make adjustments to these provisions when we believe actual returns and other allowances could differ from established reserves. Our ability to recognize revenue upon shipment to our distributors is predicated on our ability to reliably estimate future stock balancing returns. If actual experience or changes in market condition impairs our ability to estimate returns, we would be required to defer the recognition of revenue until the delivery of the product to the end-user. Allowances for estimated product returns amounted to approximately $1.7 million at December 31, 2006 and $2.3 million at December 31, 2005. We have not reduced and have no current plans to reduce our prices for inventory currently held by distributors or resellers. Accordingly, there were no reserves required for price protection at December 31, 2006 and December 31, 2005. We also record reductions to revenue for customer programs and incentive offerings including volume-based incentives, at the time the sale is recorded. If market conditions were to decline, we could take actions to increase our customer incentive offerings, which could result in an incremental reduction to our revenue at the time the incentive is offered.

Stock-Based Compensation

We adopted the provisions of Statement of Financial Accounting Standards, or SFAS, No. 123R, Share-Based Payment on January 1, 2006, the effective date for such adoption. Prior to January 1, 2006, we accounted for our stock-based compensation plans under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation. We did not recognize compensation cost related to stock options granted to our employees and non-employee directors that had an exercise price equal to or above the market value of the underlying common stock on the date of grant in our consolidated statement of income prior to January 1, 2006. We elected to adopt SFAS No. 123R using the modified-prospective method, under which compensation cost, based on the requirements of SFAS No. 123R, is recognized beginning with the effective date for all stock-based awards granted to employees after the effective date and prior to the effective date that remain unvested as of the effective date. In addition, under the modified-prospective method prior periods are not revised for comparative purposes. Under the fair value recognition provisions of SFAS No. 123R, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period.

We currently use the Black-Scholes option pricing model to determine the fair value of stock options and employee stock purchase plan shares. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, the expected term of the award, the risk-free interest rate and any expected dividends.

For purposes of determining the expected volatility factor, we considered the implied volatility in two-year market-traded options on our common stock based on third party volatility quotes in accordance with the provisions of Staff Accounting Bulletin, or SAB, No. 107. Our decision to use implied volatility was based upon the availability of actively traded options on our common stock and our assessment that implied volatility is more representative of future stock price trends than historical volatility. The expected term of our options is based on historical and projected employee exercise patterns. We also analyzed our historical pattern of option exercises based on certain demographic characteristics and we determined that there were no meaningful differences in option exercise activity based on the demographic characteristic. The approximate risk free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with remaining terms equivalent to the expected term on our options. We do not intend to pay dividends on our common stock in the foreseeable future and, accordingly, we used a dividend yield of zero in the option pricing model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. All stock-based payment awards, including those with graded vesting schedules, are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. Beginning in 2006, we began issuing non-vested stock units and non-vested stock with performance goals to certain senior members of management. The number of non-vested stock units or non-vested stock underlying each award may be determined based on a range of attainment within defined performance goals. We are required to estimate the attainment that will be achieved related to the defined performance goals and number of non-vested stock units or non-vested stock that will ultimately be awarded in order to recognize compensation expense over the vesting period. If our initial estimates of performance goal attainment change, the related expense may fluctuate from quarter to quarter based on those estimates and if the performance goals are not met, no compensation cost will be recognized and any previously recognized compensation cost will be reversed. As of December 31, 2006, there was $64.8 million of total unrecognized compensation cost related to options, non-vested stock and non-vested stock units. That cost is expected to be recognized over a weighted-average period of 1.92 years.

If factors change and we employ different assumptions for estimating stock-based compensation expense in future periods or if we decide to use a different valuation model, the stock-based compensation expense we recognize in future periods may differ significantly from what we have recorded in the current period and could materially affect our operating income, net income and earnings per share. This may result in a lack of consistency in future periods and materially affect the fair value estimate of stock-based payments. It may also result in a lack of comparability with other companies that use different models, methods and assumptions. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. These characteristics are not present in our option grants and employee stock purchase plan shares. Existing valuation models, including the Black-Scholes and lattice binomial models, may not provide reliable measures of the fair values of our stock-based compensation. Consequently, there is a risk that our estimates of the fair values of our stock-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those stock-based payments in the future. Certain stock-based payments, such as employee stock options, may expire with little or no intrinsic value compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, the value realized from these instruments may be significantly higher than the fair values originally estimated on the grant date and reported in our financial statements. There is currently no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values. The guidance in SFAS No. 123R and SAB No. 107 is relatively new from an application perspective and the application of these principles may be subject to further interpretation and refinement over time. See Notes 3 and 7 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2006 for further information regarding our adoption of SFAS No. 123R.

For information regarding our Audit Committee’s voluntary, independent review of our historical stock option granting practices and the related accounting see the Explanatory Note to this Annual Report on Form 10-K for the year ended December 31, 2006 and in Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2006.

Core and Product Technology Assets

We review acquired core and product technology assets for impairment on a periodic basis by comparing the estimated net realizable value to the unamortized cost of the technology. We have acquired our core and product technology assets from our business combinations and other third party agreements. The recoverability of these technologies is primarily dependent upon our ability to commercialize products utilizing these technologies. The estimated net realizable value of the purchased technology is based on the estimated undiscounted future cash flows derived from such technology. Our assumptions about future revenues and expenses require significant judgment associated with the forecast of the performance of our products. Actual revenues and costs could vary significantly from these forecasted amounts. As of December 31, 2006, the estimated undiscounted future cash flows expected from core and product technology assets from these acquisitions is sufficient to recover their carrying value. If these products are not ultimately accepted by our customers and distributors, and there is no alternative future use for the technology, we could determine that some or all of their remaining $81.8 million carrying value is impaired. In the event of impairment, we would record an impairment charge to earnings that could have a material adverse effect on our results of operations.

Goodwill

At December 31, 2006, we had $631.7 million in goodwill primarily related to our acquisitions. The goodwill recorded in relation to these acquisitions is not deductible for tax purposes. We operate in a single industry segment consisting of the design, development and marketing of technology solutions that deliver applications on-demand. Our revenues are derived from sales of our Application Delivery Infrastructure products and related technical services in the Americas, Europe, the Middle East and Africa, or EMEA, and Asia-Pacific regions and from online services sold by our Citrix Online Division. These three geographic regions and the Citrix Online Division constitute our reportable segments. See Note 13 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2006 for additional information regarding our reportable segments. We evaluate goodwill along these segments, which represent our reporting units. Substantially all of our goodwill at December 31, 2006 was associated with our Americas and Online Services reportable segments. Excluding goodwill, we have no intangible assets deemed to have indefinite lives.

We use judgment in assessing goodwill for impairment. Goodwill is reviewed for impairment annually, or sooner if events or changes in circumstances indicate that the carrying amount could exceed fair value. Fair values are based on discounted cash flows using a discount rate determined by our management to be consistent with industry discount rates and the risks inherent in our current business model. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we completed the required annual impairment tests of goodwill as of December 31, 2006. There were no impairment charges recorded as a result of our annual impairment tests. Due to uncertain market conditions and potential changes in our strategy, product portfolio or reportable segments, it is possible that the forecasts we use to support our goodwill could change in the future, which could result in non-cash charges that would adversely affect our results of operations and financial condition.

Income Taxes

We are required to estimate our income taxes in each of the jurisdictions in which we operate as part of the process of preparing our consolidated financial statements. At December 31, 2006, we have approximately $94.3 million in current and long-term deferred tax assets. SFAS No. 109, Accounting for Income Taxes, requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We review deferred tax assets periodically for recoverability and make estimates and judgments regarding the expected geographic sources of taxable income, gains from investments, as well as tax planning strategies in assessing the need for a valuation allowance. At December 31, 2006, we determined that a valuation allowance of approximately $1.3 million relating to foreign tax credit carryovers was necessary to reduce our deferred tax assets to the amount that will more likely than not be realized. If the estimates and assumptions used in our determination change in the future, we could be required to revise our estimates of the valuation allowances against our deferred tax assets and adjust our provisions for additional income taxes.

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

Results of Operations

Our operations consist of the design, development and marketing of technology solutions that deliver applications on-demand with high performance, enhanced security and improved TCO. We market and license our products through multiple channels such as value added resellers, channel distributors, system integrators, independent software vendors, our Websites and original equipment manufacturers.

Our cost of services revenues and operating expenses increased for 2006 when compared to 2005 due to the recognition of stock-based compensation expense related to our adoption of SFAS No. 123R. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” and Notes 3 and 7 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2006 for more information related to our adoption of SFAS No. 123R.

The following table sets forth our consolidated statements of income data and presentation of that data as a percentage of change from period-to-period.

	Year Ended December 31,			2006 Compared to 2005	2005 Compared to 2004
	2006	2005 (a)	2004 (a)
		(Restated) (In thousands)	(Restated)
Revenues:
Product licenses	$488,487	$409,435	$369,826	19.3%	10.7%
License updates	405,756	331,102	271,547	22.5	21.9
Online services	148,795	99,097	44,101	50.2	124.7
Technical services	91,281	69,088	55,683	32.1	24.1

Total net revenues	1,134,319	908,722	741,157	24.8	22.6
Cost of revenues:
Cost of product license revenues	32,911	14,404	3,824	128.5	276.7
Cost of services revenues	46,585	26,929	16,705	73.0	61.2
Amortization of product related intangible assets	19,202	16,766	6,127	14.5	173.6

Total cost of revenues	98,698	58,099	26,656	69.9	118.0

Gross margin	1,035,621	850,623	714,501	21.7	19.1
Operating expenses:
Research and development	155,331	108,751	86,654	42.8	25.5
Sales, marketing and support	480,343	394,153	337,777	21.9	16.7
General and administrative	178,669	125,425	105,799	42.5	18.6
Amortization of other intangible assets	16,934	11,622	6,204	45.7	87.3
In-process research and development	1,000	7,000	19,100	(85.7)	(63.4)

Total operating expenses	832,277	646,951	555,534	28.6	16.5

Income from operations	203,344	203,672	158,967	(0.2)	28.1
Interest income	41,210	23,614	14,274	74.5	65.4
Interest expense	(927)	(2,426)	(4,537)	(61.8)	(46.5)
Write-off of deferred debt issuance costs	—	—	(7,219)	*	*
Other (expense) income, net	(546)	(506)	2,851	7.9	(117.7)

Income before income taxes	243,081	224,354	164,336	8.3	36.5
Income taxes	60,084	58,745	33,049	2.3	77.8

Net income	$182,997	$165,609	$131,287	10.5	26.1

*	not meaningful.

(a)	See the Explanatory Note to this Annual Report on Form 10-K for the year ended December 31, 2006 and Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2006.

Revenues.

Net revenues include the following categories: Product Licenses, License Updates, Online Services and Technical Services. Product Licenses primarily represent fees related to the licensing of our Application Virtualization products, which primarily consists of our Access Suite products, including Presentation Server, Access Essentials and Password Manager; our Application Networking products, which are comprised of NetScaler products, SSL Access Gateway products, Application Firewall products and WANScaler products; and our other products, which include our EdgeSight, Application Gateway and in 2007 our Ardence products. In addition, we offer incentive programs to our channel distributors and value-added resellers to stimulate demand for our products. Revenues associated with these programs are partially offset by these incentives to our channel distributors and value-added resellers. Our Application Virtualization Product License revenue accounted for approximately 81.0% of our Product License revenue for the year ended December 31, 2006, 93.2% of our Product License revenue for the year ended December 31, 2005 and 99.9% of our Product

License revenue for the year ended December 31, 2004. The decrease in our Application Virtualization Product License revenue as a percent of our total Product License revenue when comparing the year ended December 31, 2006 to the year ended December 31, 2005 is primarily due to the full year impact and increased sales of our Application Networking products, including the addition of our WANScaler products in 2006, and to a lesser extent, the addition of our EdgeSight products in 2006. During 2007, we expect our Application Virtualization Product License revenue to continue to decrease as a percent of our total Product License revenue due to expected increases in sales of our Application Networking products, EdgeSight products and our newly acquired Ardence products. License Updates consist of fees related to our Subscription Advantage program that are recognized ratably over the term of the contract, which is typically 12 to 24 months. Subscription Advantage is an annual renewable program that provides subscribers with automatic delivery of software upgrades, enhancements and maintenance releases when and if they become available during the term of the subscription. We anticipate that Subscription Advantage will continue to be of strategic importance to our business throughout 2007 because it fosters long-term customer relationships and gives us improved visibility and predictability due to the recurring nature of this revenue stream. Online Services revenues consist primarily of fees related to online service agreements and are recognized ratably over the contract term. Technical Services revenues are comprised of fees from technical support services which are recognized ratably over the contract term, as well as, revenues from product training and certification, and consulting services revenue related to implementation of our products, which is recognized as the services are provided.

	Year Ended December 31,			2006 Compared to 2005	2005 Compared to 2004
	2006	2005	2004
	(In thousands)
Revenues:
Product licenses	$488,487	$409,435	$369,826	$79,052	$39,609
License updates	405,756	331,102	271,547	74,654	59,555
Online services	148,795	99,097	44,101	49,698	54,996
Technical services	91,281	69,088	55,683	22,193	13,405

Total net revenues	$1,134,319	$908,722	$741,157	$225,597	$167,565

Product License revenue increased during 2006 when compared to 2005 primarily due to the full year impact and increased sales of our Application Networking products and, to a lesser extent, increased sales of our Application Virtualization products. License Updates revenue increased during 2006 when compared to 2005 primarily due to a larger base of subscribers and increasing renewals related to our Subscription Advantage program. Online Services revenue increased during 2006 when compared to 2005 primarily due to increased customer adoptions and renewals of our Online Services products. Technical Services revenue increased during 2006 when compared to 2005 primarily due to the full year impact and increased sales of support and services related to our Application Networking products and an increase in sales of services and support related to the implementation of our Application Virtualization products. We currently anticipate that our Application Virtualization Product License revenue will be flat to slightly down when comparing the first quarter of 2007 to the fourth quarter of 2006; however, for fiscal year 2007, we expect Product License revenue to increase overall primarily due to expected growth from sales of our Application Networking products, and to a lesser extent, growth from our Application Virtualization products. We also anticipate that License Updates revenue will increase in 2007 due primarily to increased renewals and continued growth in our installed customer base. Online Services revenues are also expected to increase in 2007.

Product License revenue increased during 2005 when compared to 2004 primarily due to increased sales of our Application Networking products which were acquired in our 2005 and 2004 Acquisitions and increased sales of our Application Virtualization products. License Updates revenue increased during 2005 when compared to 2004 primarily due to a larger base of subscribers and increasing renewals related to our Subscription Advantage program. Online Services revenue increased during 2005 when compared to 2004 primarily due to continued acceptance of our new and existing online services products. Technical Services revenue increased during 2005 when compared to 2004 primarily due to increased sales of consulting services related to implementation of our products and, to a lesser extent, services related to our Application Networking products.

Deferred revenues are primarily comprised of License Updates revenue from our Subscription Advantage product, Online Services revenues from annual service agreements for our online services products and Technical Services revenues related to our support services and consulting contracts. Deferred revenues increased approximately $70.3 million as of December 31, 2006 compared to December 31, 2005 is primarily due to increased renewals of Subscription Advantage product, increased sales of our online service agreements and, to a lesser extent, sales of services related to our Application Virtualization and Application Networking products. We currently expect deferred revenue to continue to increase in 2007.

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

International Revenues

International revenues (sales outside the United States) accounted for approximately 47.4% of our net revenues for the year ended December 31, 2006, 50.0% of our net revenues for the year ended December 31, 2005 and 53.2% for the year ended December 31, 2004. The decrease in international revenue as a percent of net revenues for the year ended December 31, 2006 compared to the year ended December 31, 2005 is primarily due to increased performance in the United States, increased sales performance and growth in our online services products and Application Networking products, which are currently primarily comprised of domestic revenues. For detailed information on international revenues, please refer to Note 13 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2006.

Segment Revenues

An analysis of our reportable segment net revenue is presented below:

	Year Ended December 31,			Revenue Growth 2005 to 2006	Revenue Growth 2004 to 2005
	2006	2005	2004
	(In thousands)
Americas (1)	$499,278	$397,233	$335,436	25.7%	18.4%
EMEA (2)	391,650	334,900	293,690	16.9	14.0
Asia-Pacific	94,596	77,492	67,930	22.1	14.1
Citrix Online Division	148,795	99,097	44,101	50.2	124.7

Consolidated net revenues	$1,134,319	$908,722	$741,157	24.8	22.6

(1)	Our Americas segment is comprised of the United States, Canada and Latin America.

(2)	Defined as Europe, Middle East and Africa.

With respect to our segment revenues, the increase in net revenues for the comparative periods presented was due primarily to the factors previously discussed across our reportable segments. For additional information on our segment revenues, please refer to Note 13 of our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2006.

Cost of Revenues

	Year Ended December 31,			2006 Compared to 2005	2005 Compared to 2004
	2006	2005 (a)	2004 (a)
		(Restated)	(Restated
	(In thousands)
Cost of product license revenues	$32,911	$14,404	$3,824	$18,507	$10,580
Cost of services revenues	46,585	26,929	16,705	19,656	10,224
Amortization of product related intangible assets	19,202	16,766	6,127	2,436	10,639

Total cost of revenues	$98,698	$58,099	$26,656	$40,599	$31,443

(a)	See the Explanatory Note to this Annual Report on Form 10-K for the year ended December 31, 2006 and Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2006.

Cost of product license revenues consists primarily of hardware, product media and duplication, manuals, packaging materials, shipping expense, server capacity costs and royalties. Cost of services revenue consists primarily of compensation and other personnel-related costs of providing technical support, consulting, as well as the costs related to our online services. Also included in cost of revenues is amortization of product related intangible assets. Cost of product licenses revenues increased during 2006 when compared to 2005 primarily due to increased sales and the full year impact of the acquisition of our Application Networking products which contain hardware components that have a higher cost than our other software products. Cost of services revenues increased during 2006 compared to 2005 primarily due to an increase in support and increased sales of our educational and consulting services related to our Application Virtualization products, increases in sales of our online services products, the full year impact and increased sales of support and educational services related to our Application Networking products and the impact of stock-based compensation expenses related to our adoption of SFAS No 123R. Amortization of product related intangible assets increased during 2006 as compared to 2005 primarily due to amortization of product related intangible assets acquired in acquisitions. For more information regarding our acquisitions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” and Note 4 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2006. We anticipate that in 2007, cost of product license revenues will continue to increase as compared to current levels as we currently expect sales of our Application Networking products, which have a hardware component, to increase. In addition, in 2007, we expect our cost of services revenues to increase due to increased sales of our online services products and an increase in technical support costs and increased sales of services as we grow our customer base, have more frequent product releases and more complex products.

Cost of product licenses revenues increased during 2005 as compared to 2004 due primarily to sales of our Application Networking products, which contain hardware components that have a higher cost than our other software products. Cost of services revenues increased during 2005 compared to 2004 primarily due to increased sales in our Online Services products due to continued acceptance of our new and existing online products and, to a lesser extent, due to increased sales of consulting and technical support services related to our Application Virtualization products and sales of services related to our Application Networking products. Amortization of product related intangible assets increased during 2005 as compared to 2004 primarily due to amortization related to core and product technology acquired in acquisitions. The increase in amortization of product related intangible assets was partially offset by other core and product technology assets becoming fully amortized during the year.

Gross Margin

Gross margin as a percent of revenue was 91.3% for 2006, 93.6% for 2005 and 96.4% for 2004. The decrease in gross margin as a percentage of net revenue for all periods presented was primarily due to the increase in cost of revenues as discussed above. We currently expect that our gross margin will continue to trend slightly downwards in 2007 due to the factors discussed above under Cost of Revenues.

Research and Development Expenses

	Year Ended December 31,			2006 Compared to 2005	2005 Compared to 2004
	2006	2005 (a)	2004 (a)
		(Restated)	(Restated)
(In thousands)
Research and development	$155,331	$108,751	$86,654	$46,580	$22,097

(a)	See the Explanatory Note to this Annual Report on Form 10-K for the year ended December 31, 2006 and Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2006.

Research and development expenses consisted primarily of personnel-related costs. We expensed substantially all development costs included in the research and development of our products and new functionality added to our existing products as incurred except for certain core technologies with alternative future uses. Research and development expenses increased during 2006 as compared to 2005 primarily due to an increase in staffing and related personnel costs due to the full year impact of our 2005 Acquisitions, our 2006 Acquisitions, continued investments in our business including the hiring of personnel, and additional compensation expense related to the adoption of SFAS No. 123R. Excluding the effects of any pending acquisitions, we expect research and development expenses to increase in 2007 due to the acquisition of Ardence in January 2007 and continued investments in our business including the hiring of personnel. For more information regarding our acquisitions see, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” and Notes 4 and 18 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2006.

Research and development expenses increased during 2005 compared to 2004 primarily due to an increase in staffing and related personnel costs due to the Net6 and the 2005 Acquisitions, and to a lesser extent, increased staffing and personnel costs related to our Application Virtualization products.

Sales, Marketing and Support Expenses

	Year Ended December 31,			2006 Compared to 2005	2005 Compared to 2004
	2006	2005 (a)	2004 (a)
		(Restated)	(Restated)
(In thousands)
Sales, marketing and support	$480,343	$394,153	$337,777	$86,190	$56,376

(a)	See the Explanatory Note to this Annual Report on Form 10-K for the year ended December 31, 2006 and Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2006.

Sales, marketing and support expenses consisted primarily of personnel-related costs, including sales commissions, and the costs of marketing programs aimed at increasing revenue, such as advertising, trade shows, public relations and other market development programs. Sales, marketing and support expenses increased during 2006 compared to 2005 primarily due to an increase in headcount and the associated increase in salaries, commissions and other variable compensation and employee related expenses, the full year impact of our 2005 Acquisitions and the impact of our 2006 Acquisitions, additional compensation costs related to our adoption of SFAS No. 123R and an increase in marketing program costs related to our worldwide advertising campaigns. During 2006, we increased our utilization of personnel for revenue generating activities during 2006 as compared to 2005, which is reflected as cost of service revenues rather than sales, marketing and support expenses. Excluding the effects of any pending acquisitions, in 2007, we expect sales, marketing and support expenses to increase moderately due to the acquisition of Ardence in January 2007, the full period impact of our 2006 Acquisitions and increased compensation costs as we continue to make investments in our business and hire personnel. For more information regarding our acquisitions see, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” and Notes 4 and 18 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2006.

Sales, marketing and support expenses increased during 2005 compared to 2004 primarily due to an increase in headcount and the associated increase in salaries, commissions and other variable compensation and employee related expenses, as well as an increase in staffing and related personnel costs due to the 2005 Acquisitions and, to a lesser extent, the full year impact of our 2004 Acquisitions. Additionally, we increased our utilization of personnel for revenue generating activities for the year ended December 31, 2005 as compared to the year ended December 31, 2004, which is reflected as cost of service revenues rather than sales, marketing and support expenses.

General and Administrative Expenses

	Year Ended December 31,			2006 Compared to 2005	2005 Compared to 2004
	2006	2005 (a)	2004 (a)
		(Restated)	(Restated)
(In thousands)
General and administrative	$178,669	$125,425	$105,799	$53,244	$19,626

(a)	See the Explanatory Note to this Annual Report on Form 10-K for the year ended December 31, 2006, and Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2006.

General and administrative expenses consisted primarily of personnel-related related costs and expenses related to outside consultants assisting with regulatory compliance and information systems, as well as, auditing and legal fees. General and administrative expenses increased during 2006 compared to 2005 primarily due to increases in auditing, consulting and legal fees primarily related to the investigation of our historical stock option granting practices and the associated restatements of our prior consolidated financial statements, as well as additional compensation costs related to the adoption of SFAS No. 123R, an increase in headcount and the associated salaries and employee related expenses, and the full year impact of our 2005 Acquisitions and, to a lesser extent, the impact of our 2006 Acquisitions. Excluding the effects of any pending acquisitions, we expect general and administrative expenses to increase in 2007 due to costs related to the investigation of our historical stock option granting practices and the associated restatements of our prior consolidated financial statements, the acquisition of Ardence in January 2007 and continued investments to support our future growth. For more information regarding our acquisitions see, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” and Notes 4 and 18 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2006 and for more information regarding the investigation of our historical stock option granting practices and the associated restatements of our prior financial statements, see the Explanatory Note to this Annual Report on Form 10-K and Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2006.

General and administrative expenses increased for the year ended December 31, 2005 compared to the year ended December 31, 2004, primarily due to an increase in headcount, associated salaries and employee related expenses, an increase in staffing and employee related expenses due to the 2005 Acquisitions and, to a lesser extent, the full year impact of our 2004 Acquisitions.

Amortization of Other Intangible Assets

	Year Ended December 31,			2006 Compared to 2005	2005 Compared to 2004
	2006	2005	2004
	(In thousands)
Amortization of the other intangible assets	$16,934	$11,622	$6,204	$5,312	$5,418

Amortization of other intangible assets increased during 2006 as compared to 2005 due to an increase in amortization expense related to certain finite intangible assets acquired in our acquisitions. Amortization of other intangible assets increased during 2005 as compared to 2004 primarily due to an increase in certain acquired finite-lived intangible assets. As of December 31, 2006, we had unamortized other identified intangible assets with estimable useful lives in the net amount of $40.0 million. We currently expect amortization expense to increase during 2007 as a result of our acquisitions. For more information regarding our acquisitions see, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” and Notes 4 and 18 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2006.

In-Process Research and Development

	Year Ended December 31,			2006 Compared to 2005	2005 Compared to 2004
	2006	2005	2004
	(In thousands)
In-process research and development	$1,000	$7,000	$19,100	$(6,000)	$(12,100)

In 2006, $1.0 million of the purchase price paid for our 2006 Acquisitions was allocated to IPR&D, in 2005, $7.0 million of the purchase price paid for our 2005 Acquisitions was allocated to IPR&D, and in 2004, $19.1 million of the purchase price paid for our 2004 Acquisitions was allocated to IPR&D. The amounts allocated to IPR&D in our acquisitions had not yet reached technological feasibility, had no alternative future use and were written-off at the date of the acquisitions in accordance with FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method. For more information regarding the acquisitions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” and Note 4 to our consolidated financial statements.

Our efforts with respect to the acquired technologies currently consist of design and development that may be required to support the release of the technologies into updated versions of existing service offerings and potentially new product and service offerings related to our NetScaler, Access Gateway and our Online Services products. We currently expect that we will successfully develop new products or services utilizing the acquired in-process technology, but there can be no assurance that commercial viability of future product or service offerings will be achieved. Furthermore, future developments in the software industry, changes in technology, changes in other products and offerings or other developments may cause us to alter or abandon product plans. Failure to complete the development of projects in their entirety, or in a timely manner, could have a material adverse impact on our financial condition and results of operations.

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

Interest Income

	Year Ended December 31,			2006 Compared to 2005	2005 Compared to 2004
	2006	2005	2004
	(In thousands)
Interest Income	$41,210	$23,614	$14,274	$17,596	$9,340

Interest income increased during 2006 as compared to 2005 due to higher interest rates earned on overall higher average cash, cash equivalent and investment balances that resulted primarily from increased proceeds received from employee stock-based compensation plans, a decrease in cash spent for acquisitions and an increase in cash from operations, partially offset by increased spending on stock repurchases, an increase in net payments made on our debt and an increase in capital expenditures. Interest income increased during 2005 as compared to 2004 due to higher interest rates earned on overall higher average cash, cash equivalent and investment balances that resulted primarily from cash from operations, increased proceeds received from employee stock-based compensation plans, partially offset by increased spending on stock repurchases and acquisitions. For more information see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” and “— Liquidity and Capital Resources” and Note 4 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2006.

Interest Expense

	Year Ended December 31,			2006 Compared to 2005	2005 Compared to 2004
	2006	2005 (a)	2004 (a)
		(Restated)	(Restated)
(In thousands)
Interest Expense	$927	$2,426	$4,537	$(1,499)	$(2,111)

(a)	See the Explanatory Note to this Annual Report on Form 10-K for the year ended December 31, 2006 and Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2006.

Interest expense decreased during 2006 compared to 2005 primarily due to the repayment of our term loan facility, or the Term Loan, in February 2006. Interest expense decreased during 2005 as compared to 2004 primarily due to the redemption of our convertible subordinated debentures on March 22, 2004. This decrease was partially offset by interest expense incurred in 2005 related to amounts drawn during the year on our senior revolving credit facility, or the Credit Facility, and the Term Loan. For more information see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Note 9 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2006.

Write-off of Deferred Debt Issuance Costs

	Year Ended December 31,			2006 Compared to 2005	2005 Compared to 2004
	2006	2005	2004
	(In thousands)
Write-off of deferred debt issuance costs	$—	$—	$7,219	$—	$(7,219)

In 2004, we incurred a charge of approximately $7.2 million for our remaining prepaid issuance costs as a result of the redemption of our convertible subordinated debentures. For more information on our convertible subordinated debentures see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity” and Note 9 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2006.

Other (Expense) Income, Net

	Year Ended December 31,			2006 Compared to 2005	2005 Compared to 2004
	2006	2005 (a)	2004 (a)
		(Restated)	(Restated)
(In thousands)
Other (expense) income, net	$(546)	$(506)	$2,851	$(40)	$(3,357)

(a)	See the Explanatory Note to this Annual Report on Form 10-K for the year ended December 31, 2006 and Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2006.

Other (expense) income, net is primarily comprised of remeasurement and foreign currency transaction gains (losses), other-than-temporary declines in the value of our equity investments and debt instruments and realized gains (losses) on the sale of available-for-sale investments. Other (expense) income remained relatively flat when comparing 2006 to 2005. The decrease in other (expense) income, net during 2005 as compared to 2004 was due primarily to losses on the remeasurement of our foreign currency transactions partially offset by realized gains on the sale of certain of our investments.

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

We maintain certain operational and administrative processes in overseas subsidiaries and its foreign earnings are taxed at lower foreign tax rates. Other than the one-time repatriation provision under the AJCA described above, we do not expect to remit earnings from our foreign subsidiaries.

We establish tax reserves when, despite our belief that our tax return positions are fully supportable, certain of these positions may be challenged. While it is often difficult to predict whether we will prevail, we believe that our tax reserves reflect the probable outcome of known contingencies. As such, included in our effective tax rate for the year ended December 31, 2006 is the reduction of approximately $14.2 million in tax reserves related to the conclusion of an Internal Revenue Service examination for the 2001 tax year and the expiration of a statute of limitations for the 2002 tax year partially offset by an additional tax reserve of approximately $13.0 million related to uncertainties arising in the third quarter of 2006. The net effect of these contingencies, primarily relating to the taxability of transactions between entities of the consolidated company, did not have a material impact on our effective tax rate for the year ended December 31, 2006.

In 2006, our effective tax rate decreased to approximately 24.7% from 26.2% primarily due to the tax impact of the dividend repatriated under the AJCA in 2005 partially offset by the tax effects of our adoption of SFAS No. 123R. In 2005, our effective tax rate increased to 26.2% from 20.1% in 2004, primarily due to the tax impact of the dividend repatriated under the AJCA. Our effective tax rate may fluctuate throughout 2007 based on a number of factors including variations in estimated taxable income in our geographic locations, completed and potential acquisitions, our adoption of FASB Interpretation, or FIN, No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, the effects of SFAS No. 123R and changes in statutory tax rates, among others.

Liquidity and Capital Resources

During 2006, we generated positive operating cash flows of $328.7 million. These cash flows related primarily to net income of $183.0 million, adjusted for, among other things, non-cash charges, including depreciation and amortization of $63.6 million, stock-based compensation expense of $61.6 million and the tax effect on stock-based compensation of $40.6 million. These cash inflows are partially offset by an operating cash outflow of $51.9 million related to the excess tax benefit due to the exercise of stock-based awards and a deferred income tax benefit of $4.4 million. Also attributed to these cash inflows is an aggregate increase in cash flow from our operating assets and liabilities of $24.6 million, net of the effects of acquisitions. Our investing activities used $437.3 million of cash consisting primarily of the net purchases after reinvestment, from sales and maturities of our available-for-sale investments of $323.7 million. These cash outflows also consisted of cash paid for the 2006 Acquisitions, net of cash acquired, of $61.5 million and the expenditure of $52.1 million for the purchase of property and equipment. Our financing activities used cash of $26.4 million primarily related to $274.2 million of cash paid under our stock repurchase programs and $34.9 million paid on our debt. These cash outflows are partially offset by $230.7 million in proceeds received from employee stock compensation plans and $51.9 million related to excess tax benefits from the exercise of stock-based awards.

During 2005, we generated positive operating cash flows of $293.1 million. These cash flows related primarily to net income of $165.6 million, adjusted for, among other things, tax effect of stock-based compensation of $35.0 million, depreciation and amortization of $50.4 million, stock-based compensation expense of $7.4 million, the write-off of in-process research and development associated with the 2005 Acquisitions of $7.0 million and provision for product returns of $6.0 million. Also attributed to these cash inflows is an aggregate increase in cash flow from our operating assets and liabilities of $35.9 million partially offset by a deferred income tax benefit of $14.8 million. Our investing activities provided $160.3 million of cash consisting primarily of the net proceeds, after reinvestment, from sales and maturities of our available-for-sale investments of $355.0 million. These cash inflows are partially offset by cash paid for the 2005 Acquisitions, net of cash acquired, of $168.3 million and the expenditure of $26.4 million for the purchase of property and equipment. Our financing activities used cash of $42.9 million related to $174.4 million of cash paid under our stock repurchase programs partially offset by $101.6 million in proceeds received from employee stock compensation plans and $29.9 million in net proceeds from our Credit Facility and Term Loan, net of financing fees.

Historically, significant portions of our cash inflows were generated by our operations. We currently expect this trend to continue throughout 2007. We believe that our existing cash and investments together with cash flows expected from operations will be sufficient to meet expected operating and capital expenditure requirements for the next 12 months. We continue to search for suitable acquisition candidates and could acquire or make investments in companies we believe are related to our strategic objectives. We could from time to time seek to raise additional funds through the issuance of debt or equity securities for larger acquisitions.

Cash and Investments

	Year Ended December 31,		2006 Compared to 2005
	2006	2005
	(In thousands)
Cash and investments	$743,381	$554,221	$189,160

The increase in cash and investments at December 31, 2006 as compared to December 31, 2005, is primarily due to increased proceeds received from employee stock-based compensation plans, a decrease in cash spent for acquisitions and an increase in cash provided by operations, partially offset by increased spending on stock repurchases, an increase in net payments made on our debt and an increase in capital expenditures. We generally invest our cash and cash equivalents in investment grade, highly liquid securities to allow for flexibility in the event of immediate cash needs. Our short-term and long-term investments primarily consist of interest-bearing securities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Note 5 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2006 for further information.

Restricted Cash Equivalents and Investments

	Year Ended December 31,		2006 Compared to 2005
	2006	2005
	(In thousands)
Restricted cash equivalents and investments	$63,815	$63,728	$87

Restricted cash equivalents and investments as of December 31, 2006 and 2005 are primarily comprised of approximately $62.8 million in investment securities and cash equivalents pledged as collateral for specified obligations under our synthetic lease arrangement. We maintain the ability to manage the composition of the restricted cash equivalents and investments within certain limits and to withdraw and use excess investment earnings from the pledged collateral for operating purposes. For further information regarding our synthetic lease, see Note 11 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2006.

Accounts Receivable, Net

	Year Ended December 31,		2006 Compared to 2005
	2006	2005
	(In thousands)
Accounts receivable	$209,011	$146,397	$62,614
Allowance for returns	(1,667)	(2,332)	665
Allowance for doubtful accounts	(2,370)	(2,050)	(320)

Accounts receivable, net	$204,974	$142,015	$62,959

The increase in accounts receivable at December 31, 2006 compared to December 31, 2005 was primarily due to an increase in sales, particularly in the last month of 2006 compared to the last month of 2005. Our allowance for returns decreased during 2006 as compared to 2005. The activity in our allowance for returns was comprised of $5.3 million in credits issued for stock balancing rights during 2006 partially offset by $4.6 million of provisions for returns recorded during 2006. Our allowance for doubtful accounts remained relatively flat when comparing 2006 to 2005. The activity in our allowance for doubtful accounts was comprised of an additional $2.0 million of provisions for doubtful accounts recorded during the year and $0.1 million of provisions for doubtful accounts associated with accounts receivable acquired in our 2006 Acquisitions partially offset by $1.7 million of uncollectible accounts written off, net of recoveries. From time to time, we could maintain individually significant accounts receivable balances from our distributors or customers, which are comprised of large business enterprises, governments and small and medium-sized businesses. If the financial condition of our distributors or customers deteriorates, our operating results could be adversely affected. At December 31, 2006 and 2005, no distributor or customer accounted for more than 10% of our accounts receivable. For more information regarding significant customers see Note 13 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2006.

Credit Facility and Term Loan

Effective on August 9, 2005, we entered into the Credit Facility with a group of financial institutions, or the Lenders. Effective September 27, 2006, we entered into an amendment and restatement of the Credit Facility, or the Amendment. The Amendment decreased the overall range of interest we will pay on amounts outstanding on the Credit Facility and lowered the facility fee. In addition, the Amendment extended the term of the Credit Facility. The Credit Facility, as amended, allows us to increase the revolving credit commitment up to a maximum aggregate revolving credit commitment of $175.0 million. The Credit Facility, as amended, currently provides for a revolving line of credit that will expire on September 27, 2011 in the aggregate amount of $100.0 million, subject to continued covenant compliance. A portion of the revolving line of credit (i) in the aggregate amount of $25.0 million may be available for issuances of letters of credit and (ii) in the aggregate amount of $15.0 million may be available for swing line loans. The Credit Facility, as amended, currently bears interest at the London Interbank Offered Rate, or LIBOR, plus 0.32% and adjusts in the future in the range of 0.32% to 0.80% above LIBOR based on the level of our total debt and our adjusted earnings before interest, taxes, depreciation and amortization, or EBITDA. In addition, we are required to pay an annual facility fee ranging from 0.08% to 0.20% based on the aggregate amount available under the Credit Facility, as amended, and the level of our total debt and adjusted EBITDA. During the year ended December 31, 2006, no funds were borrowed under the Credit Facility, as amended, and as of December 31, 2006 there were no amounts outstanding under the Credit Facility, as amended.

Our credit facility agreement contains a number of affirmative and negative covenants. Because of delays in filing this Annual Report on Form 10-K for the year ended December 31, 2006, our Quarterly Report on Form 10-Q for the three months ended March 31, 2007 and our Quarterly Report on Form 10-Q for the three months ended June 30, 2007, we were at risk of breaching the affirmative covenant requiring certain financial statements to be provided to our Lenders within 90 days after the end of our fiscal year and 45 days after the end of our fiscal quarters. We received waivers related to these covenant breaches to extend the due date of such financial statements until September 30, 2007. We have notified our Lenders that we will provide such financial statements by the extension date.

Effective on August 9, 2005, we entered into the Term Loan with the Lenders. The Term Loan provided for an eighteen-month single-draw term loan facility in the aggregate amount of $100.0 million. The Term Loan’s interest rate was LIBOR plus 0.5% and adjusted in the range of 0.5% to 1.25% above LIBOR based on the level of our total debt and adjusted EBITDA. In addition, we were required to pay an annual facility fee ranging from 0.125% to 0.25% based on the aggregate amount of the Term Loan and the level of our total debt and adjusted EBITDA. We used the proceeds from the Term Loan to partially fund the repatriation of certain of our foreign earnings in connection with the AJCA. For more information related to our long-term debt and the AJCA, see Notes 9 and 12 of our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2006 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations.” In February 2006, we repaid the remaining $31.0 million outstanding under the Term Loan in full.

Stock Repurchase Program

Our Board of Directors has authorized an ongoing stock repurchase program with a total repurchase authority granted to us of $1.5 billion, of which $200 million was authorized in February 2006 and $300 million was authorized in October 2006. We may use the approved dollar authority to repurchase stock at any time until the approved amounts are exhausted. The objective of our stock repurchase program is to improve stockholders’ return. At December 31, 2006, approximately $293.4 million was available to repurchase shares of our common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock.

We are authorized to make open market purchases of our common stock using general corporate funds. Additionally, during 2006 and 2005, we entered into structured stock repurchase arrangements with large financial institutions using general corporate funds as part of our stock repurchase program in order to lower the average cost to acquire shares. These programs include terms that require us to make up-front payments to the counterparty financial institution and result in the receipt of stock during and/or at the end of the agreement or depending on market conditions, the receipt of either stock or cash at the maturity of the agreement.

We made prepayments to financial institutions, net of premiums received of approximately $114.4 million in 2006 and $52.2 million in 2005, under our structured stock repurchase arrangements. We expended approximately $159.8 million in 2006 and $122.2 million in 2005 for open market purchases. Under our structured stock repurchase agreements we took delivery of 4,307,112 shares at an average price of $30.76 per share in 2006 and we took delivery of 2,302,217 shares at an average price of $22.02 per share in 2005. As of December 31, 2006, we have prepaid notional amounts of approximately $36.3 million remaining under our structured stock repurchase programs, which expire in January 2007. Due to the fact that the total shares to be received under our structured repurchase arrangements at December 31, 2006 is not determinable until the contracts mature, the above price per share amounts exclude the remaining shares to be received subject to the agreements. We repurchased 5,193,410 shares of outstanding common stock with an average price of $30.77 during 2006 and we repurchased 5,054,400 shares of outstanding common stock with an average price of $24.18 during 2005 in our open market purchase transactions. In addition, a significant portion of the funds used to repurchase stock was funded by proceeds from employee stock option exercises and the related tax benefit.

We suspended our stock repurchase program for the duration of our Audit Committee’s voluntary, independent review of our historical stock option granting practices and related accounting. For more information on our independent review of historical stock option granting practices and related accounting see the Explanatory Note to this Annual Report on Form 10-K and Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2006.

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

The following table summarizes our significant contractual obligations at December 31, 2006 and the future periods in which such obligations are expected to be settled in cash. Additional details regarding these obligations are provided in the notes to our consolidated financial statements (in thousands):

	Payments due by period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Operating lease obligations	$122,588	$23,523	$35,680	$23,636	$39,749
Synthetic lease obligations	8,214	3,557	4,657	—	—
Purchase obligations (1)	9,322	9,322	—	—	—

Total contractual obligations (2)	$140,124	$36,402	$40,337	$23,636	$39,749

(1)	Purchase obligations represent non-cancelable commitments to purchase inventory ordered before year-end.

(2)	Total contractual obligations do not include agreements where our commitment is variable in nature or where cancellations without payment provisions exist.

As of December 31, 2006, we did not have any individually material capital lease obligations, purchase obligations, or other material long-term commitments reflected on our consolidated balance sheets.

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

The synthetic lease includes certain financial covenants including a requirement for us to maintain a restricted cash, cash equivalent or investment balance of approximately $62.8 million as collateral, which is classified as restricted cash equivalents and investments in our accompanying consolidated balance sheets. We maintain the ability to manage the composition of restricted investments within certain limits and to withdraw and use excess investment earnings from the pledged collateral for operating purposes. Additionally, we must maintain a minimum net cash and investment balance of $100.0 million, excluding our collateralized investments, equity investments and outstanding debt as of the end of each fiscal quarter. As of December 31, 2006, we had approximately $642.5 million in cash and investments in excess of this required level. The synthetic lease includes non-financial covenants, including the maintenance of the property and adequate insurance, prompt delivery of financial statements to the administrative agent of the lessor and prompt payment of taxes associated with the property. As of December 31, 2006, we were in compliance with all material provisions of the arrangement.

Our synthetic lease contains a number of affirmative and negative covenants. Because of delays in filing this Annual Report on Form 10-K for the year ended December 31, 2006, our Quarterly Report on Form 10-Q for the three months ended March 31, 2007 and our Quarterly Report on Form 10-Q for the three months ended June 30, 2007, we were at risk of breaching the affirmative covenants requiring our Annual Report on Form 10-K to be provided to the lessor within 100 days after the end of our fiscal year and our Quarterly Reports on Form 10-Q within 55 days after the end of our fiscal quarters, respectively. We received waivers related to these anticipated covenant breaches to extend the due date of this Annual Report on Form 10-K for the year ended December 31, 2006 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2007 and our Quarterly Report on Form 10-Q for the three months ended June 30, 2007 until October 31, 2007. We have notified our lessor that we will provide such reports to the lessor by the extension date.

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

Commitments

Capital expenditures were $52.1 million during 2006, $26.4 million during 2005 and $24.4 million during 2004. During 2006, capital expenditures were primarily related to the implementation of certain systems to streamline business operations and enhance management reporting capabilities and leasehold improvements. During 2005, capital expenditures were primarily related to computer equipment purchases associated with our research and development activities, software purchases related to improving our internal infrastructure and leasehold improvements.

During 2002 and 2001, we took actions to consolidate certain of our offices, including the exit of certain leased office space and the abandonment of certain leasehold improvements. During the third quarter of 2006, we entered into an agreement, which assigned the operating lease and all remaining liability related to one of the closed offices to a third party. Lease obligations related to the remaining existing operating lease continue to 2018 with a total remaining obligation at December 31, 2006 of approximately $8.9 million, of which $1.6 million was accrued as of December 31, 2006, and is reflected in accrued expenses and other liabilities in our consolidated financial statements. In calculating this accrual, we made estimates, based on market information, including the estimated vacancy periods and sublease rates and opportunities. We periodically re-evaluate our estimates; and if actual circumstances prove to be materially worse than management has estimated, the total charges for these vacant facilities could be significantly higher.

Because virtually all holders of stock options granted by us were not involved in or aware of the incorrect pricing of certain options, we have taken and intend to take further actions to address certain adverse tax consequences that may be incurred by the holders of such incorrectly priced options. The primary adverse tax consequence is that the re-measured options vesting after December 31, 2004 subject the option holder to a penalty tax under Section 409A of the IRC (and, as applicable, similar excise taxes under state laws). As a result during the first quarter of 2007, we recorded $2.5 million, net of income tax, in liabilities related to the anticipated payment by us of payroll and excise taxes on behalf of our employees for options that were exercised during open tax years under the related statutes. We expect to incur approximately $0.9 million, net of income tax, in additional charges to correct future adverse tax consequences under IRC Section 409A related to future employee option exercises of incorrectly priced stock options.

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

We are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates that could adversely affect our results of operations or financial condition. To mitigate foreign currency risk, we utilize derivative financial instruments. The counterparties to our derivative instruments are major financial institutions. All of the potential changes noted below are based on sensitivity analyses performed on our financial position as of December 31, 2006. Actual results could differ materially.

Discussions of our accounting policies for derivatives and hedging activities are included in Notes 3 and 14 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2006.

Exposure to Exchange Rates

A substantial majority of our overseas expense and capital purchasing activities are transacted in local currencies, including euros, British pounds sterling, Australian dollars, Swiss francs, Japanese yen, Hong Kong dollars, Canadian dollars, Danish krone and Swedish krona. To reduce exposure to reduction in U.S. dollar value and the volatility of future cash flows caused by changes in currency exchange rates, we have established a hedging program. We use foreign currency forward contracts to hedge certain forecasted foreign currency expenditures. Our hedging program significantly reduces, but does not entirely eliminate, the impact of currency exchange rate movements.

At December 31, 2006 and 2005, we had in place foreign currency forward sale contracts with a notional amount of $56.0 million and $81.7 million, respectively, and foreign currency forward purchase contracts with a notional amount of $220.0 million and $191.5 million, respectively. At December 31, 2006, these contracts had an aggregate fair asset value of $4.6 million and at December 31, 2005, these contracts had an aggregate fair liability value of $5.1 million. Based on a hypothetical 10% appreciation of the U.S. dollar from December 31, 2006 market rates, the fair value of our foreign currency forward contracts would decrease the asset by $16.9 million, resulting in a net liability position. Conversely, a hypothetical 10% depreciation of the U.S. dollar from December 31, 2006 market rates would increase the fair value of our foreign currency forward contracts by $16.9 million. In these hypothetical movements, foreign operating costs would move in the opposite direction. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates quantified above, changes in exchange rates could also change the dollar value of sales and affect the volume of sales as competitors’ products become more or less attractive. We do not anticipate any material adverse impact to our consolidated financial position, results of operations, or cash flows as a result of these foreign exchange forward contracts.

Exposure to Interest Rates

We have interest rate exposures resulting from our interest-based available-for-sale securities. We maintain available-for-sale investments in debt securities and we limit the amount of credit exposure to any one issuer or type of instrument. The securities in our investment portfolio are not leveraged. The securities classified as available-for-sale are subject to interest rate risk. The modeling technique used measures the change in fair values arising from an immediate hypothetical shift in market interest rates and assumes that ending fair values include principal plus accrued interest and reinvestment income. If market interest rates were to increase by 100 basis points from December 31, 2006 and 2005 levels, the fair value of the available-for-sale portfolio would decline by approximately $1.8 million and $0.2 million, respectively. These amounts are determined by considering the impact of the hypothetical interest rate movements on our available-for-sale investment portfolios. This analysis does not consider the effect of credit risk as a result of the reduced level of overall economic activity that could exist in such an environment. During the third quarter of 2005, we terminated all of our interest rate swap agreements due to the sale of the underlying available-for-sale investments. For more information see Notes 5 and 14 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2006.

During 2005, we entered into the Credit Facility, as amended in 2006, or the Amended Credit Facility. Accordingly, we could be exposed to market risk from changes in interest rates on our long-term debt. This exposure relates to our $100.0 million Amended Credit Facility. Borrowings under the Amended Credit Facility currently bear interest at variable rates based on LIBOR plus 0.32% and adjusts in the future in the range of 0.32% to 0.80% above LIBOR based on our level of total debt and our adjusted earnings before interest, taxes, depreciation and amortization, or EBITDA. A hypothetical 1% interest rate change would not have any current impact on our results of operations as we have no amounts outstanding on the Amended Credit Facility as of December 31, 2006.

In April 2002, we entered into a synthetic lease with a substantive lessor totaling approximately $61.0 million related to office space utilized for our corporate headquarters in Fort Lauderdale, Florida. Payments under this synthetic lease are indexed to a variable interest rate (LIBOR plus a margin). Based upon our interest rate exposure under this synthetic lease at December 31, 2006, a 100 basis point change in the current interest rate would have an immaterial effect on our financial position and results of operations. In addition to interest rate exposure, if the fair value of our headquarters property, under this synthetic lease, were to significantly decline, there could be a material adverse effect on our results of operations and financial condition.

ITEM 8.	FINANCIAL STATEMENTS AND SCHEDULES

Our consolidated financial statements and related financial statement schedule, together with the reports of independent registered public accounting firm, appear at pages F-1 through F-57 of this Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with our independent registered public accountants on accounting or financial disclosure matters during our two most recent fiscal years.

ITEM 9A.	CONTROLS AND PROCEDURES

As described in the Explanatory Note to this Annual Report on Form 10-K for the year ended December 31, 2006, in Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report on Form 10-K for the year ended December 31, 2006, in the fourth quarter of 2006, the Audit Committee of our Board of Directors commenced a voluntary, independent investigation of our stock option granting practices and related accounting during the period from January 1996 through December 2006. This investigation was conducted by the Audit Committee with the assistance of independent outside legal counsel and outside forensic accounting consultants. The Audit Committee completed its review in the second quarter of 2007. In addition, management also reviewed all grants (consisting of two employee new hire grants) in December 1995, which was the month we completed our initial public offering, and all grants to non-employee directors. Based on the results of the Audit Committee’s investigation and our review, we have revised the measurement dates for certain stock options granted during the period from December 1995 to March 2005, which required a restatement of our previously issued financial statements.

The revised measurement dates resulted from deficiencies in our internal control over financial reporting that existed in prior periods. The last revised measurement date was in March 2005 and there were no adjustments related to options granted in 2006. We believe that the likelihood that a material error in our financial statements could have originated during 2006 and not have been detected as of December 31, 2006 is remote. In coming to this conclusion, management considered, among other things, changes that we have made in our stock option granting practices, which are described below, and the impact of the adjustments to our financial statements for the years ended December 31, 2005 and 2004. The adjustments to our consolidated financial statements as of and for the years ended December 31, 2005 and 2004 principally resulted from the vesting and tax impacts of measurement date revisions made to options granted prior to 2004.

We have made changes in our stock option granting practices, processes and controls, which we believe remediated past deficiencies in our historical stock option practices, including the following:

•

In response to the requirements of the Sarbanes-Oxley Act of 2002, we implemented documentation and accounting policies, processes and procedures, which led to a segregation of responsibilities, the addition of reviews and reconciliations and redefinition of the roles and responsibilities of the personnel involved in our stock option granting and accounting processes;

•

In November 2003, our Compensation Committee delegated authority to our Chief Executive Officer and our Chief Financial Officer to grant stock options to our non-executive employees, subject to certain parameters; and

•

Prior to our January 2006 adoption of SFAS No. 123R and its related interpretations, we reviewed our stock option granting practices and revised policies and procedures to comply with the requirements regarding grant date determinations.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2006, our management, with the participation of our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer concluded that, as of December 31, 2006, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

We believe the control deficiencies that existed in prior years related to our stock option granting practices have been resolved and management has determined that there were no material weaknesses in our internal control over financial reporting as of December 31, 2006. In order to further enhance our internal controls, management recommended the following enhancements to our equity compensation granting policies and procedures to the Compensation Committee of the Board of Directors, all of which were approved and implemented by us in the second quarter of 2007:

•	The adoption of a policy requiring that all equity awards to executive officers and other employees be granted and priced according to a pre-determined, fixed schedule each year;

•	Revisions and clarifications of the parameters of the Compensation Committee’s delegation of authority to our Chief Executive Officer and Chief Financial Officer to make equity awards;

•	Establishment of improved processes and procedures for the documentation of corporate actions approving the grant of stock options, including the use of unanimous written consents; and

•	Improvements to our processes and procedures with respect to the timing of recording and processing equity awards.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a – 15(f). Our internal control system was designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (the COSO criteria). Based on our assessment we believe that, as of December 31, 2006, our internal control over financial reporting is effective based on those criteria. The effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears below.

ITEM 9B.	OTHER INFORMATION

Entry into a Material Definitive Agreement

On September 5, 2007, we entered into a source code license, known as a Type #3 License Form, or the Type 3 License, with Microsoft under our Master Source Code Agreement with Microsoft dated as of December 16, 2004. The Type 3 License permits us, during the term of the license (which expires in December 2009), to use source code for the general release version of Windows Server 2008, formerly referred to as “Longhorn”, for purposes of developing our terminal services and client software products. Microsoft may terminate the Type 3 License before the expiration date of the term for a material breach by us and upon a change of control of our company. Neither the Type 3 License nor the Master Source Code Agreement provides for payments to or from Microsoft.

There are no material relationships among us and Microsoft or our respective affiliates, other than in respect of the agreements disclosed in this Annual Report on Form 10-K. For more information on our technology relationship with Microsoft, please refer to “Business – Technology Relationships” in Item 1 of this Annual Report on Form 10-K.

Entry into Rule 10b5-1 Trading Plans

The Company’s policy governing transactions in its securities by its directors, officers and employees permits its officers, directors and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The Company has been advised that its President and Chief Executive Officer, Mark Templeton; its Senior Vice President and Chief Financial Officer, David J. Henshall; its General Counsel and Senior Vice President, Human Resources, David R. Friedman; and its Senior Vice President, Worldwide Sales and Services, John C. Burris, each entered into a trading plan during the second quarter of 2006 in accordance with Rule 10b5-1 and the Company’s policy governing transactions in its securities with such plans providing for the sale of a portion of the shares of the Company’s common stock to be received by each officer pursuant to such officer’s performance based restricted stock units upon vesting of such units to cover each officer’s associated tax obligations. The Company undertakes no obligation to update or revise the information provided herein, including for revision or termination of an established trading plan.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Citrix Systems, Inc.

We have audited Citrix Systems, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Citrix Systems, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Citrix Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Citrix Systems, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2006 of Citrix Systems, Inc. and our report dated September 7, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Certified Public Accountants

West Palm Beach, Florida

September 7, 2007

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Each of our directors is elected for a three-year staggered term. The seven members of our Board of Directors are divided into three classes: Class I, Class II and Class III. One class of directors is elected at each Annual Meeting. The following table sets forth our directors, the year each such director was first elected director, the positions currently held by each director with us, the year each director’s current term will expire and each director’s current class:

Director’s Name and Year First Became a Director	Position(s) with the Company	Year Current Term Will Expire	Current Class of Director
Murray J. Demo (2005)	Director	2008	I
Asiff Hirji (2006)	Director	2008	I
Thomas F. Bogan (2003)	Director and Chairperson	2009	II
Gary E. Morin (2003)	Director	2009	II
Mark B. Templeton (1998)	President, Chief Executive Officer and Director	2007	III
Stephen M. Dow (1989)	Director	2007	III
Godfrey R. Sullivan (2005)	Director	2007	III

The following table sets forth the directors and executive officers, their ages, and the positions currently held by each such person with us.

Name	Age	Position
Mark B. Templeton	55	President, Chief Executive Officer and Director
David J. Henshall	39	Senior Vice President and Chief Financial Officer
John C. Burris	52	Senior Vice President, Worldwide Sales and Services
David R. Friedman	46	General Counsel, Senior Vice President, Human Resources, and Secretary
Wes R. Wasson	40	Corporate Vice President, Worldwide Marketing
Stefan Sjöström	53	Vice President, EMEA Sales and General Manager
Thomas F. Bogan(1)(4)(5)(6)	55	Director
Murray J. Demo(2)(3)(4)	46	Director
Stephen M. Dow(1)(4)(9)	52	Director
Asiff Hirji(2)(3)(4)	41	Director
Gary E. Morin(2)(3)(4)(7)(8)	58	Director
Godfrey R. Sullivan(1)(4)	54	Director

(1)	Member of Compensation Committee
(2)	Member of Audit Committee
(3)	Member of Finance Committee
(4)	Member of Nominating and Corporate Governance Committee
(5)	Chairperson of the Board of Directors
(6)	Chairperson of the Compensation Committee
(7)	Chairperson of the Audit Committee
(8)	Chairperson of the Finance Committee
(9)	Chairperson of the Nominating and Corporate Governance Committee

Mark B. Templeton has served as our President since January 1998 and as Chief Executive Officer from June 2001 to the present. Mr. Templeton also served as our Chief Executive Officer from January 1999 to June 2000 and as Senior Executive Officer from July 2000 to May 2001. He was elected to our Board of Directors in May 1998.

David J. Henshall has served as our Senior Vice President and Chief Financial Officer since January 2006. From April 2003 to January 2006, Mr. Henshall served as our Vice President and Chief Financial Officer. Prior to joining us, Mr. Henshall served as Vice President, Chief Financial Officer, Treasurer and Secretary from 2002 to 2003, Vice President of Finance and Treasurer from 2001 to 2002, Treasurer from 1999 to 2001 and Assistant Treasurer from 1998 to 1999 for Rational Software Corporation, a software company acquired by IBM Corporation in 2003. Mr. Henshall is a member of the Board of Directors of AeA, a high-tech trade association.

John C. Burris has served as our Senior Vice President, Worldwide Sales and Services since January 2001. From July 1999 to January 2001, Mr. Burris served as our Senior Vice President, Services. Prior to joining us Mr. Burris was employed by Lucent Technologies, a publicly traded communications networks company, from 1994 to 1999 as Vice President and General Manager of the Gulf States region.

David R. Friedman has served as our Senior Vice President, Human Resources, General Counsel and Secretary since April 2006. From October 2002 to April 2006, Mr. Friedman served as our Corporate Vice President, General Counsel and Secretary. Prior to joining us, Mr. Friedman served as Senior Vice President, General Counsel and Clerk from 1999 to 2002 and Vice President, General Counsel and Clerk from 1998 to 1999 at Parametric Technology Corporation, a software company.

Wes R. Wasson has served as Corporate Vice President, Worldwide Marketing of the Company since September 2006. From August 2005 to September 2006, Mr. Wasson served as Vice President of the Company’s Application Networking Group. Prior to joining the Company, Mr. Wasson served as Vice President of Worldwide Marketing at NetScaler, Inc., a corporation acquired by the Company in 2005. From 2002 to 2004, Mr. Wasson served as Vice President and Chief Strategy Officer of NetContinuum, an application security company based in Silicon Valley. He also held senior leadership roles at Sun Microsystems from 1999 to 2002 and at Network Associates from 1996 to 1999.

Stefan Sjöström has served as our Vice President, EMEA (i.e., Europe, Middle East and Africa) Sales and General Manager since March 2001. Prior to joining us, Mr. Sjöström served as Managing Director and Vice President of BSDi EMEA Ltd., a software company, from April 2000 to February 2001. From November 1998 to April 2000, Mr. Sjöström was Managing Partner of CMHS Management Consulting, a consulting firm.

Thomas F. Bogan has served as a director since January 2003 and as Chairperson of the Board of Directors since May 2005. Since 2004, Mr. Bogan has been a Partner at Greylock Partners, a venture capital firm. From 1997 to 2003, Mr. Bogan served in a variety of positions with Rational Software Corporation, a software company acquired by IBM Corporation in 2003, including President and Chief Operating Officer from 2000 to 2003.

Murray J. Demo has served as a director of the Company since February 2005. Since May 2007, Mr. Demo has served as Chief Financial Officer of Postini, Inc., an on-demand communication security company. Postini, Inc. announced in July 2007 that it is being acquired by Google Inc. From 1996 until December 2006, Mr. Demo held various positions at Adobe Systems Incorporated including Executive Vice President, Chief Financial Officer and Assistant Secretary, Senior Vice President and Chief Financial Officer, Vice President, Corporate Controller, Corporate Controller, Director of Operations and Finance.

Stephen M. Dow has served as a director since 1989 and served as Chairperson of the Board of Directors from May 2002 to May 2005. Since 1983, Mr. Dow has served as a general partner of Sevin Rosen Funds, a venture capital investment firm. Mr. Dow serves on the Board of Directors of Cytokinetics, Inc., a publicly traded biopharmaceutical company.

Asiff Hirji has served as a director since May 2006. Since April 2007, Mr. Hirji has served as a Senior Director of Texas Pacific Group, a global private investment firm. From October 2006 to April 2007, Mr. Hirji served as the President, Client Group of TD Ameritrade Holding Company, a publicly traded provider of securities brokerage services. Mr. Hirji served as Chief Operating Officer of TD Ameritrade from July 2005 until October 2006 and as Chief Operating Officer of Ameritrade from April 2003 until July 2005. From July 2002 until April 2003, Mr. Hirji served as Vice President, Partner of Bain & Company.

Gary E. Morin has served as a director of the Company since January 2003. From September 2005 until March 2006, Mr. Morin served as Executive Vice President of Lexmark International, Inc., a publicly traded laser and inkjet printer and supplies company. From 2000 until September 2005, Mr. Morin served as Executive Vice President and Chief Financial Officer of Lexmark. From 1996 to 2000, Mr. Morin served as Vice President and Chief Financial Officer of Lexmark. Since July 2006, Mr. Morin has served as a director of Sealy Corp., a publicly traded bedding manufacturer.

Godfrey R. Sullivan has served as a director since February 2005. From June 2004 to June 2007, Mr. Sullivan served as President of Hyperion Solutions Corporation, a publicly traded software company acquired by Oracle Corporation in April 2007. Prior to Hyperion’s acquisition by Oracle in April 2007, Mr. Sullivan served as President and Chief Executive Officer of Hyperion from 2004 until April 2007. From 2001 to 2004, Mr. Sullivan served as President and Chief Operating Officer of Hyperion.

Executive officers of the Company are elected by the Board of Directors on an annual basis and serve until their successors have been duly elected and qualified.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and holders of more than 10% of our common stock, or the Reporting Persons, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Such persons are required by regulations of the SEC to furnish us with copies of all such filings. Based on our review of the copies of such filings we received with respect to the year ended December 31, 2006, we believe that all Section 16(a) filing requirements were complied with during the year ended December 31, 2006.

Code of Ethics

We have adopted a “code of ethics,” as defined by regulations promulgated under the Securities Act of 1933, as amended, and the Exchange Act, that applies to all of our directors and employees worldwide, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A current copy of the Code of Business Conduct is available at the Corporate Governance section of our website at http://www.citrix.com/site/aboutCitrix/governance/. A copy of the Code of Business Conduct may also be obtained, free of charge, from us upon a request directed to: Citrix Systems, Inc., 851 West Cypress Creek Road, Fort Lauderdale, FL 33309, Attention: Investor Relations. We intend to disclose any amendment to or waiver of a provision of the Code of Business Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, by posting such information on our website available at http://www.citrix.com/site/aboutCitrix/governance/.

Procedures for Recommendation of Director Nominees by Stockholders

Our Nominating and Corporate Governance Committee will consider director nominee candidates who are recommended by our stockholders. Stockholders, in submitting recommendations to the Nominating and Corporate Governance Committee for director nominee candidates, shall follow the following procedures:

Generally, the Nominating and Corporate Governance Committee must receive any such recommendation for nomination not later than the close of business on the 120th day nor earlier than the close of business on the 150th day prior to the first anniversary of the date of the proxy statement delivered to stockholders in connection with the preceding year’s annual meeting. As a result of the delay in our 2007 annual meeting due to the voluntary investigation of our historical stock option granting practices, the Nominating and Corporate Governance Committee has provided that any recommendation for nomination of a director for our 2008 annual meeting must be received by the Nominating and Corporate Governance Committee not later than January 1, 2008 and not earlier than December 2, 2007.

All recommendations for nomination must be in writing and include the following:

•	name and address of the stockholder making the recommendation, as they appear on our books and records, and of such record holder’s beneficial owner;

•	number of shares of our capital stock that are owned beneficially and held of record by such stockholder and such beneficial owner;

•	name of the individual recommended for consideration as a director nominee;

•	all other information relating to the recommended candidate that would be required to be disclosed in solicitations of proxies for the election of directors or is otherwise required, in each case pursuant to Regulation 14A under the Exchange Act, including the recommended candidate’s written consent to being named in the proxy statement as a nominee and to serving as a director if approved by the Board of Directors and elected; and

•	a written statement from the stockholder making the recommendation stating why such recommended candidate meets our criteria and would be able to fulfill the duties of a director.

Nominations must be sent to the attention of our Secretary by one of the two methods listed below:

By U.S. mail (including courier or expedited delivery service) to:

Citrix Systems, Inc.

851 West Cypress Creek Road

Fort Lauderdale, FL 33309

Attn: Secretary of Citrix Systems, Inc.

By facsimile to: (954) 267-2862

Attn: Secretary of Citrix Systems, Inc.

The Secretary of the Company will promptly forward any such nominations to the Nominating and Corporate Governance Committee. As a requirement to being considered for nomination to the Company’s Board of Directors, a candidate will need to comply with the following minimum procedural requirements:

•	a candidate must undergo a comprehensive private investigation background check by a qualified company of our choosing; and

•	a candidate must complete a detailed questionnaire regarding his or her experience, background and independence.

Once the Nominating and Corporate Governance Committee receives the nomination of a candidate and the candidate has complied with the minimum procedural requirements above, such candidacy will be evaluated and a recommendation with respect to such candidate will be delivered to the Board of Directors.

Our Audit Committee

The Audit Committee of our Board of Directors currently consists of Messrs. Demo, Hirji and Morin (Chair). The Board of Directors has determined that each member of the Audit Committee meets the independence requirements promulgated by Nasdaq and the SEC, including Rule 10A-3(b)(1) under the Exchange Act. In addition, the Board of Directors has determined that each member of the Audit Committee is financially literate and that each of Messrs. Morin, Hirji and Demo qualifies as an “audit committee financial expert” under the rules of the SEC. Stockholders should understand that this designation is a disclosure requirement of the SEC related to Messrs. Morin’s, Hirji’s and Demo’s experience and understanding with respect to certain accounting and auditing matters. The designation does not impose upon Messrs. Morin, Hirji or Demo any duties, obligations or liability that are greater than are generally imposed on them as members of our Audit Committee and our Board of Directors, and their designation as audit committee financial experts pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of our Audit Committee or our Board of Directors.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview and Philosophy

We believe that the quality, skills and dedication of our executive officers are critical factors that contribute directly to our operating results, thereby enhancing value for our stockholders. As a result, our compensation programs are designed to achieve the following objectives:

•	to provide competitive compensation that attracts, motivates and retains the best talent and the highest caliber executives to serve and help us to achieve our strategic objectives; and

•	to align management’s interest with our stockholders’ interest by:

•

linking a significant portion of the total potential cash compensation paid to our executives to our annual financial performance or to a division, region or segment of our business for which an executive has management responsibility by basing annual cash incentive compensation to corresponding financial targets; and

•	utilizing appropriate performance goals and long-term incentives for our equity awards.

The compensation package we offer our employees directly reflects our values and the value we place on our employees. We consider our employees to be our primary asset, and believe our compensation packages should emphasize corporate growth, organizational and personal development, ownership and commitment to results. As a result, we view the total compensation package to be comprised of the following:

•	base salary;

•	cash incentives;

•	equity-based long-term incentives; and

•	benefits.

The Compensation Committee considered each of the above items in determining the compensation package for each executive officer, as further described below.

Our Board of Directors has delegated to the Compensation Committee the authority to determine and make recommendations for all forms of compensation to be granted to our executive officers in furtherance of our compensation objectives. All of the members of the Compensation Committee are independent under the standards established by the Nasdaq and the SEC. In assessing and determining our compensation programs, the Compensation Committee:

•	reviews and makes recommendations to management on company-wide compensation programs and practices;

•	approves the salary, bonus, equity and other compensation arrangements of senior executive officers reporting directly to our President and Chief Executive Officer;

•	recommends, subject to approval by the entire Board of Directors, the salary, bonus, equity and other compensation arrangements of our President and Chief Executive Officer;

•	appoints, retains, terminates and oversees the work of any independent experts and consultants and reviews and approves the fees and retention terms thereof;

•	recommends, subject to approval by the entire Board of Directors, any stock-based plans and any material amendments thereto;

•	evaluates our compensation philosophy and reviews actual compensation for consistency with our compensation philosophy; and

•	reviews and recommends for inclusion in our annual proxy statement the Compensation Discussion and Analysis.

Compensation Evaluation Processes and Criteria

Evaluation Process

The compensation packages for our executive officers are reviewed by the Compensation Committee and include an analysis of all elements of compensation separately and in the aggregate. In establishing compensation levels for each executive officer, the Compensation Committee has the authority to engage the services of outside experts to assist it. In addition, our legal, finance, human resources and sales operations departments support the Compensation Committee in its work and act in accordance with the direction given to them to fulfill various functions in administering our compensation programs.

From January 2006 through March 2006, the Compensation Committee held multiple meetings with management, the human resources department and representatives of Aon Consulting/Radford, an independent compensation consultant, which we refer to as Radford, to review our compensation philosophy, the use of restricted stock and restricted stock units as a form of equity compensation, the results of Radford’s analyses and the merit salary, bonus and equity compensation recommendations proposed by our President and Chief Executive Officer. In April 2006, the Compensation Committee reviewed the draft incentive bonus plan that had been compiled by management and reviewed for consistency with our operating plan by our finance department. On April 18, 2006, the Compensation Committee approved the 2006 Executive Bonus Plan, or the Bonus Plan, and, in a session from which management was excluded, the compensation package for our President and Chief Executive Officer.

Evaluation Criteria

In determining the amount and mix of compensation elements, the Compensation Committee relies upon its judgment about the performance of each individual executive officer. In setting final compensation levels for our executive officers in 2006, the Compensation Committee considered many factors, including, but not limited to:

•	the scope and strategic impact of the executive officer’s responsibilities;

•	our past business and segment performance and future expectations;

•	our long-term goals and strategies;

•	the performance and experience of each individual;

•	past salary levels of each individual and of our executives as a group;

•	relative levels of pay among the officers;

•	the amount of base salary in the context of the executive officer’s total compensation and other benefits;

•	for each executive officer, other than our President and Chief Executive Officer, the evaluations and recommendations of our President and Chief Executive Officer; and

•	the competitiveness of the compensation packages relative to the selected benchmarks as highlighted by the independent compensation consultant’s analysis.

Role of the Independent Compensation Consultant

During 2006, the Compensation Committee retained the services of Radford. Radford reported directly to the Compensation Committee for purposes of advising it on compensation matters. The Compensation Committee provided Radford with preliminary instructions regarding the goals of our compensation program and the parameters of the competitive review of executive total direct compensation packages to be conducted by Radford. In particular, Radford was instructed to test whether the compensation packages of our executive officers were competitive with the market and reasonable given our performance relative to our peers as measured by revenue growth, operating profit improvement, net income improvement, diluted earnings per share and total stockholder return. Radford was further instructed to benchmark all components of compensation, including base salary, total targeted compensation (base salary plus targeted cash incentive compensation), total actual cash compensation and equity-based long-term incentive awards. For purposes of analyzing our performance against that of our peer companies, Radford was instructed to organize its analysis around our business units and general corporate executive positions. Finally, the Compensation Committee instructed Radford to review our internal compensation model and guidelines and compare them to our peer companies and actual compensation practices. Once Radford completed its preliminary analysis of executive compensation, it presented its report to the Compensation Committee, which reviewed the analysis and provided Radford with feedback and further direction for follow-up analyses. Throughout the first fiscal quarter of 2006, Radford attended meetings of the Compensation Committee, both with and without members of management present, and interacted with members of our human resources department with respect to its assessment of the compensation packages for our executive officers.

The Compensation Committee annually conducts a competitive analysis of the compensation paid to our executive officers and reviews the compensation practices among our peer group and of the software industry overall. As in prior years, the analysis for fiscal 2006 measured our compensation targets and actual results against information from several sources: independent, commercially available surveys on executive compensation within the software industry, tailored to reflect our relative market capitalization and revenue, which were generated by the 2005 Read Executive Survey, 2005 Radford Executive Survey Special GM, 2005 Radford Sales Survey – Software Company, 2005 Buck Consultants High-Tech Industry Report, Towers Perrin Executive Compensation Resources, the Australian Information Industry Association Salary Survey, and an internal benchmark using commercially available survey data and information from publicly filed reports from a group of 17 peer technology companies specifically identified by us in consultation with the Compensation Committee. This comparison group was limited to technology companies that are our competitors or those that are close comparisons in terms of sales, industry and/or market capitalization and may therefore compete with us for executive talent. The companies in the peer group included: Autodesk, Inc., BEA Systems, Inc., BMC Software, Inc., Business Objects S.A., Cadence Design Systems, Inc., Cognos, Inc., Compuware Corporation, Fair Isaac Corporation, Hyperion Solutions Corporation, McAfee, Inc., Mercury Interactive Corporation, Novell, Inc., Parametric Technology Corporation, Siebel Systems, Inc., Sybase, Inc., Synopsys, Inc. and VeriSign, Inc.

The benchmarks were used as one of several factors to evaluate appropriate compensation ranges for base salary, cash incentive compensation and equity-based long-term incentives. In 2006, the data from the benchmarks generally suggested that, in the aggregate with respect to cash compensation, the compensation paid to our executive officers, other than our President and Chief Executive Officer, compared reasonably to the base salary and cash incentives paid to the executives whose companies were included in the benchmarks, as such base salary and cash incentives were generally between the median and the 75th percentile of the benchmarks. On the other hand, the data from the benchmarks generally suggested that the base salary and cash incentives paid to our President and Chief Executive Officer were below the market median salary for chief executive officers whose companies were included in the selected benchmarks. In 2006, the data from the benchmarks generally suggested that, in the aggregate with respect to equity-based long-term incentive grants, the grants to our executive officers, including our President and Chief Executive Officer, compared reasonably to the grants paid to the executives whose companies were included in the benchmarks, as such equity-based long-term incentive grants were generally between the median and the 75th percentile of the benchmarks.

The Compensation Committee anticipates that it will continue to conduct similar annual reviews of our executive compensation practices and that it will use the services of independent outside consultants for similar services in the future.

Components of Compensation

Base Salary

Salary levels for each of our executive officers are based on internally-developed ranges, the midpoints of which are generally targeted at the 50th percentile of salaries that the Compensation Committee believes are paid to executive officers with comparable responsibilities at the benchmarked companies and within the overall software and high technology industry. Each year the Compensation Committee reviews variances between the salary levels for each executive officer and those of the companies included in the selected benchmarks and determines, in its discretion, individual salary adjustments after considering the factors described above, although no relative weights or rankings are assigned to these factors. In setting the base salary for our senior executive officers, other than our President and Chief Executive Officer, the Compensation Committee also considers the recommendations of our President and Chief Executive Officer in addition to the factors described above.

Cash Incentives

Cash incentives are based on internally-developed guidelines which are generally targeted at the 50th percentile of similar cash incentives provided to officers in similar positions at companies included in the selected benchmarks. To provide cash incentive compensation for fiscal 2006, the Compensation Committee adopted the Bonus Plan for the benefit of: our President and Chief Executive Officer; our Senior Vice President and Chief Financial Officer; our Senior Vice President, Worldwide Sales and Services; our General Counsel and Senior Vice President, Human Resources; our Vice President, EMEA Sales and General Manager; and the other participants approved for participation by the Compensation Committee. In addition, effective September 1, 2006, the Compensation Committee approved for participation in the Bonus Plan our Corporate Vice President, Worldwide Marketing; prior to his promotion (which was effective as of September 2006), our Corporate Vice President, Worldwide Marketing participated in our Application Networking Group Bonus Plan in accordance with his prior position.

Although the Bonus Plan is administered by the Compensation Committee, certain duties concerning executive officers (other than our President and Chief Executive Officer), including quarterly calculations of relevant financial results, are delegated to management. The Compensation Committee and/or our Board of Directors retain the right to amend, alter or terminate the Bonus Plan at any time. In 2006, the Compensation Committee amended the Bonus Plan to account for the completion of significant acquisitions completed during that period. Participants in the Bonus Plan, other than those specifically described below, received cash incentive bonuses for fiscal 2006 based upon the achievement of specific financial goals, which included targets based on reported revenue, product revenue and corporate operating income.

Each executive’s bonus was based on the achievement of financial targets set forth in the Bonus Plan by the Compensation Committee. The Bonus Plan weighted these financial components as follows: 40% for achieving reported revenue targets; 30% for achieving product revenue targets; and 30% for achieving corporate operating income targets. The bonus for our Vice President EMEA Sales and General Manager was tied to the achievement of geographic segment financial targets and individuals goals: 70% for achievement of financial targets and 30% for achievement of individual goals. The financial component of the bonus for our Vice President EMEA Sales and General Manager was determined by weighting the financial components as follows: 40% for achieving EMEA total bookings targets; 30% for achieving EMEA product bookings targets; and 30% for achieving corporate operating income. The individual performance component of the bonus for our Vice President EMEA Sales and General Manager was based upon achievement of individual goals for sales forecasting accuracy and the management of expenses, inventory and distributor incentive programs, as set and assessed by our Senior Vice President, Worldwide Sales and Services.

The Bonus Plan also provided for a premium or penalty, to be applied in the event of over or under achievement of the weighted factors, as the case may be. Other than for the Vice President, EMEA, the Bonus Plan also contained minimum performance requirement that must be met before any award may be earned, including achievement by the Company of 80% of each financial target and 90% of annual earnings per share target. In such event, the Vice President, EMEA would not receive the portion of his bonus based on the corporate operating income target but would still be eligible to receive amounts in respect of the other financial and individual goals. The target bonuses for executives under the Bonus Plan ranged from 100% of base salary for our President and Chief Executive Officer, to 75% of base salary for our Vice President, EMEA Sales and General Manager, to 55% of base salary for certain other executives participating in the Bonus Plan.

The table below sets forth the relative weightings for the components of each executive’s target bonus and the range of target bonuses as a percentage of base salary.

Structure of 2006 Cash Incentive Compensation for the Named Executive Officers

	Overall Weighting	Financial Goals -100%			Individual Goals - 0%
		Reported Revenue	Product Revenue	Corporate Operating Income
Each Named Executive Officer (other than the Vice President, EMEA Sales and General Manager)	Weighting of Financial Goals	40%	30%	30%
	Target Bonus (as a % of Base Salary)	55% to 100%

	Overall Weighting	Financial Goals - 70%			Individual Goals -30%
		EMEA Total Bookings	EMEA Product Bookings	Corporate Operating Income
Vice President, EMEA Sales and General Manager	Weighting of Financial Goals	40%	30%	30%
	Target Bonus (as a % of Base Salary)		75%

The Compensation Committee adopted the Bonus Plan and determined target bonuses for 2006 in the first quarter of 2006. The financial targets that underlie the Bonus Plan were based on our operating plan for 2006 as approved by our Board of Directors. In the first quarter of 2007, our Senior Vice President, Chief Financial Officer reviewed and approved the calculations of financial target attainment levels and the 2006 bonus amounts payable to executive officers that were generated by members of our legal, finance, human resources and sales operations departments in accordance with the Bonus Plan. These financial target attainment levels and bonus calculations were presented to the Compensation Committee for its review and approval at a meeting held on February 6, 2007.

The Compensation Committee determined that the reported revenue target of $1.1 billion was 102% attained, the reported product revenue target of $502 million was 97% attained and the adjusted operating income target of $278 million was 110% attained. In addition, the Compensation Committee determined that the EMEA total bookings target of $434 million was 99% attained, the EMEA product bookings target of $283 million was 97% attained and our Vice President, EMEA Sales and General Manager 99.55% attained his individual performance goals. Finally, the Compensation Committee determined that the financial targets set forth in the Application Networking Group Bonus Plan were 123% attained in the aggregate and, as a result, our Corporate Vice President, Worldwide Marketing was entitled to receive 118% of his target bonus based on eight months participation in the Application Networking Group Bonus Plan prior to his becoming an executive officer and four months participation in the Bonus Plan after his promotion in September 2006. Based on these attainment levels, the Compensation Committee approved the following bonuses under the Bonus Plan

Named Executive Officer	Bonus Amount
President and Chief Executive Officer	$727,620
Senior Vice President and Chief Financial Officer	$233,445
General Counsel and Senior Vice President, Human Resources	$217,738
Senior Vice President, Worldwide Sales and Services	$399,436
Corporate Vice President, Worldwide Marketing	$95,503
Vice President, EMEA Sales and General Manager	$276,163

These bonuses were paid to each executive officer in the first quarter of 2007, except for the bonuses paid to our Senior Vice President, Worldwide Sales and Services and Vice President, EMEA Sales and General Manager, each of whom received his bonus in four quarterly installments, with the first three installments being equal to 25% of his target bonus and the fourth installment being equal to 25% of his target bonus plus an additional amount for overachievement of the reported revenue and operating income targets and less any penalty for underachievement of the reported product revenue EMEA product bookings and EMEA total bookings targets (as applicable).

In addition to the bonuses awarded under the Bonus Plan (and the Application Networking Group Plan, in the case of our Corporate Vice President, Worldwide Marketing), we awarded a bonus of $75,000 to our Corporate Vice President, Worldwide Marketing in connection with his promotion, which was effective on September 1, 2006, and a bonus of $75,000 to our Senior Vice President, Worldwide Sales and Services in recognition of his performance and his importance to our future strategic success.

Equity-Based Long-Term Incentives

The purpose of our equity-based long-term incentives is to attract and retain talented employees, further align employee and stockholder interests, and continue to closely link employee compensation with company performance. Our equity-based long-term incentive program provides an essential component of the total compensation package offered to employees, reflecting the importance that we place on motivating and rewarding superior results with long-term and performance-based incentives.

In 2006, we began making grants to senior executive officers of both stock options and restricted stock units pursuant to our 2005 Equity Incentive Plan, or the 2005 Plan. Grants in 2006 were awarded on a semi-annual basis following our quarterly earnings releases in April and July. We believe that these combined grants of stock options and restricted stock units provide a better balance for executives and provide more effective incentives for our superior performers to remain with us and continue that performance. In deciding to move towards a mix of stock options and restricted stock units, the Compensation Committee considered our stock option burn rate, overhang, the accounting treatment of stock options versus restricted stock units under FAS 123R, the tax treatment of stock options versus restricted stock units and the competitive practices of our peer companies. Based on its review, the Compensation Committee determined that the use of restricted stock units could reduce our burn rate and overhang, lessen the effects of stockholder dilution and provides the Compensation Committee with additional flexibility in the elements and mix of our executive officers’ compensation packages. In addition, the Compensation Committee reviewed the competitive practices of our peer companies and concluded that those peer companies were moving towards grants of restricted stock units, restricted stock and other similar awards.

The Compensation Committee also discussed the appropriate mix of stock options and restricted stock units. After considering the factors discussed above, the Compensation Committee decided to grant equity-based award packages for which 70% of the value was comprised of stock options and 30% of the value was comprised of restricted stock units. Because restricted stock units are “full value” awards, the number of restricted stock units that need to be granted to reach the 30% value threshold is less than the number of options that would be required to reach the same value level. As a result, the use of restricted stock units will further our goals of reducing dilution, burn rate and overhang by reducing the number of shares of our common stock subject to equity-based awards.

When establishing stock option grant levels for our executive officers, the Compensation Committee considers the existing levels of stock and options ownership among the executive officers relative to each other and to our employees as a whole, previous grants of stock options to the executive officers, our stock option overhang and targeted stock-option burn rates and vesting schedules of previously granted options as well as the factors described above. In addition, the Compensation Committee reviews the stock option grant levels of executive officers in our peer group. Options granted in fiscal 2006 pursuant to the 2005 Plan to our executives were granted at an exercise price per share equal to the market value of our common stock on the date of each grant (determined by reference to the closing price per share of our common stock on such date). Our executive officers receive annual option awards in two grants, which are pre-timed to follow our quarterly earnings releases. The first award is made on the last business day in April and the second is made on the last business day of July. The exercise price for options granted to our executives is equal to the fair market value of our common stock on the date of grant.

The grants of restricted stock unit awards are based upon the same factors used to evaluate stock options grants. Vesting of restricted stock units is time-based and the number of restricted stock units underlying the award is performance-based. In 2006, the performance criteria and attainment levels for grants of restricted stock units were based upon successful achievement of the adjusted corporate operating income target of $278 million. The number of restricted stock units underlying an award is determined one year after the date of the award based on the achievement of specific performance objectives. If the performance goals are less than 90% attained, then no restricted stock units will be issued pursuant to the authorized award. For performance at and above 90%, the number of restricted stock units issued is based on a graduated slope, with the maximum number of restricted stock units issuable pursuant to the award capped at 125% of the base number of restricted stock units set forth in the award agreement. In February 2007, the Compensation Committee determined that the adjusted corporate operating income target was 110% attained and granted the number of restricted stock units set forth in the following table:

Executive	Percent Attainment	Number of Restricted Stock Units
Mark Templeton	110%	22,000
David Henshall	110	13,750
David Friedman	110	4,400
John Burris	110	11,000

The restricted stock units (if awarded) vest over three years, with one-third of the units vesting on the first, second and third anniversaries of the date of the award agreement. No vesting of the restricted stock units occurs until the performance criteria have been met and the number of restricted stock units underlying the award is determined. Once vested, each restricted stock unit represents the right to receive one share of our common stock.

In addition, in October 2006, our Vice President, EMEA Sales and General Manager received a retention grant of 15,000 restricted stock units. We granted these units in recognition of Mr. Sjöström’s importance to our future strategic success as a result of the continuing growth and increased complexity of our EMEA division, as well as in recognition of Mr. Sjöström’s performance during the year. These units vest over three years, with one-third vesting on each anniversary of the date of grant.

On November 30, 2006, the Audit Committee commenced a voluntary, independent review of our historical stock option grant practices and related accounting. As a result of our voluntary review of our historical stock option grant practices, we postponed our annual option awards to our executive officers and the grant of restricted stock units in 2007 until the completion of our voluntary review. For more information regarding the voluntary review of our historical stock option grant practices and related accounting, see the Explanatory Note to this Annual Report on Form 10-K, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K.

On May 31, 2007, the Compensation Committee adopted the Citrix Systems, Inc. Equity Awards Policy, or the Awards Policy. The Awards Policy enhances our controls with respect to grants of equity awards by establishing procedures for approving and predetermining the dates on which awards will be made. Pursuant to the Awards Policy, our annual option awards for 2007 will be granted on the first business day of the month following the date on which we filed this Annual Report on Form 10-K and otherwise became current in our SEC reporting obligations. Under the Awards Policy, subsequent annual grants will be made in two installments, with 50% being granted on the last business day in April and 50% being granted on the last business day in July, unless a different date is set by our Board of Directors or the Compensation Committee. The Awards Policy also establishes fixed grant dates for new hire and performance grants. A grantee's eligibility to receive an award as of a particular, fixed grant date is subject to the time of the month in which the grantee’s employment begins or promotion is effective or, if later, the date on which all documentation necessary for the approval of the grant is obtained. A copy of our Awards Policy is available at the Corporate Governance section of our website at http://www.citrix.com/site/aboutCitrix/governance/.

Benefits

Our executive officers participate in our broad based employee benefits plans on the same terms as eligible, non-executive employees, subject to any legal limits on the amounts that may be contributed or paid by executive officers under these plans. We offer a stock purchase plan, under which our employees may purchase our common stock at a 15% discount from the fair market value of our common stock on the last business day of the purchase period (determined by reference to the closing price of our common stock on such date), and a 401(k) plan, which allows our employees to invest in a wide array of funds on a pre-tax basis. We also maintain insurance and other benefit plans for our employees. Our executive officers receive higher life, accidental death and dismemberment and disability insurance benefits than other employees, which reflects industry standards and their relative base salary levels. Our executive officers also receive reimbursement for annual health physicals. We do not currently offer any non-qualified deferred compensation plans or supplemental retirement plan to our executives. For more information, please refer to the “Summary Compensation Table” below.

We limit the perquisites that are made available to our executives. Our executives are entitled to few benefits that are not otherwise available to all employees. In this regard it should be noted that we do not provide pension arrangements or similar benefits to our executives or employees, other than a 401(k) program, in which all of our employees, including our executive officers, may participate.

Summary of Executive Compensation

The following table sets forth certain information with respect to compensation for the year ended December 31, 2006 earned by or paid to our President and Chief Executive Officer, Senior Vice President and Chief Financial Officer, our three other most highly-compensated executive officers and our Vice President, EMEA Sales and General Manager, referred to as our Named Executive Officers, as determined in accordance with applicable SEC rules.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Mark Templeton President & Chief Executive Officer	2006	575,000		—	198,150	1,107,565	727,620	—	38,055	(2)	2,646,390
David Henshall Senior Vice President and Chief Financial Officer	2006	338,297		—	123,861	877,239	233,445	—	10,999	(3)	1,583,841
John Burris Senior Vice President, Worldwide Sales and Services	2006	347,326		75,000	99,088	618,910	399,436	—	32,356	(4)	1,572,116
Stefan Sjöström(5) Vice President, EMEA Sales and General Manager	2006	338,247	(6)	—	43,138	374,837	276,163	—	79,524	(7)	1,111,909
David Friedman General Counsel, Senior Vice President, Human Resources, and Secretary	2006	322,564		—	39,657	570,410	217,738	—	12,528	(8)	1,162,897
Wes Wasson Corporate Vice President, Worldwide Marketing	2006	207,833		75,000	—	552,841	95,503	—	5,882	(9)	937,059

(1)	Based on the dollar amount recognized for financial statement reporting purposes with respect to the year ended December 31, 2006 in accordance with SFAS 123R, excluding the impact of forfeitures, and using the modified prospective transition method for reporting awards granted prior to 2006. The assumptions we used for calculating the grant date fair value are set forth in Notes 3 and 7 to our consolidated financial statements included in this Annual Report on Form 10-K.
(2)	Includes spousal travel reimbursement ($8,483), 401(k) matches made by the Company ($9,300) and premiums for split dollar life insurance ($20,273).
(3)	Includes 401(k) matches made by the Company ($6,300) and premiums for split dollar life insurance ($4,699).
(4)	Includes spousal travel reimbursement ($9,931), 401(k) matches made by the Company ($11,278) and premiums for split dollar life insurance ($11,147)

(5)	Mr. Sjöström ceased to be an executive officer as of March 2006, however, he has continued as our Vice President, EMEA Sales and General Manager and is included in the Summary Compensation Table above and elsewhere in this Proxy Statement because his total compensation exceeds that of certain of our executive officers.
(6)	Mr. Sjöström received his salary and all other compensation amounts in Swiss francs (CHF). These amounts have been converted into U.S. dollars using the Bloomberg 2006 forward rate.
(7)	Includes 401(k) matches made by the Company ($33,175), premiums for split dollar life insurance ($16,296) and a housing allowance ($35,282).
(8)	Includes 401(k) matches made by the Company ($6,300) and premiums for split dollar life insurance ($6,228).
(9)	Includes 401(k) matches made by the Company ($5,371) and premiums for split dollar life insurance ($511).

Grants of Plan-Based Awards

The following table sets forth certain information with respect to grants of plan-based awards for the year ended December 31, 2006 to the Named Executive Officers. Grants to each Named Executive Officer were made pursuant to the 2005 Plan.

GRANTS OF PLAN-BASED AWARDS TABLE

Name	Grant Date	Estimated Potential Payouts Under Non-Equity Incentive Plan Awards				Estimated Potential Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)		All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)(3)	Grant Date Fair Value of Stock and Option Awards ($)(4)
		Threshold ($)	Target ($)(1)		Maximum ($)	Threshold (#)	Target (#)(2)	Maximum (#)
Mark Templeton	4/28/06										70,000	39.92	$784,049
	7/31/06										70,000	31.77	$645,547
	4/28/06					10,000	20,000	25,000
	4/18/06	72,000	600,000		1,200,000
David Henshall	4/28/06										43,750	39.92	$508,218
	7/31/06										43,750	31.77	$403,467
	4/28/06					6,250	12,500	15,625
	4/18/06	23,100	192,500		385,000
John Burris	4/28/06										35,000	39.92	$406,574
	7/31/06										35,000	31.77	$322,774
	4/28/06					4,000	8,000	10,000
	4/18/06	42,000	350,002		700,004
Stefan Sjöström	4/28/06										15,000	39.92	$174,246
	7/31/06										15,000	31.77	$138,332
	10/2/06										50,000	34.99	$560,485
	10/2/06								15,000	(5)			$577,335
	4/18/06	71,082	253,866		431,572
David Friedman	4/28/06										14,000	39.92	$162,630
	7/31/06										14,000	31.77	$129,109
	4/28/06					2,000	4,000	5,000
	4/18/06	21,546	179,548		359,096
Wes Wasson	4/28/06										7,500	39.92	$87,123
	7/31/06										7,500	31.77	$69,166
	10/2/06										100,000	34.99	$1,120,970
	4/18/06	31,007	83,133	(6)	153,279

(1)	On February 7, 2007, the Compensation Committee determined that the reported revenue target was 102% attained, the reported product revenue target was 97% attained and an adjusted operating income target of $278 million was 110% attained and, as a result, Mr. Templeton received a bonus of $727,620, Mr. Henshall received a bonus of $233,445, Mr. Burris received a bonus of $399,436, Mr. Friedman received a bonus of $217,738 and Mr. Wasson received a bonus of $95,503. In addition, Mr. Sjöström received a bonus of $276,163 based on the Compensation Committee’s determination that the EMEA total bookings target was 99.3% attained and the EMEA product bookings target was 97.08% attained and that Mr. Sjöström was entitled to $73,144 in respect of his individual performance goals.
(2)	On February 7, 2007, the Compensation Committee determined that the adjusted corporate operating income target was 109.84% attained and awarded each executive restricted stock units pursuant to each Restricted Stock Unit Agreement: Based on the Compensation Committee’s determination, Mark Templeton received 22,000 restricted stock units, David Henshall received 13,750 restricted stock units, David Friedman received 4,400 restricted stock units and John Burris received 11,000 restricted stock units.
(3)	The exercise price of all stock options granted under our 2005 Equity Incentive Plan is equal to the closing price of our common stock on the date of grant.
(4)	Based on the dollar amount recognized for financial statement reporting purposes with respect to the year ended December 31, 2006 in accordance with SFAS 123R, excluding the impact of forfeitures, and using the modified prospective transition method for reporting awards granted prior to 2006. The assumptions we used for calculating the grant date fair value are set forth in Notes 3 and 7 to our consolidated financial statements included in this Annual Report on Form 10-K.
(5)	Consists of 15,000 restricted stock units, which are settled solely in common stock upon vesting of such units. The restricted stock units vest annually over a three year period beginning on the first anniversary of the grant date.
(6)	Mr. Wasson became one of our executive officer’s effective September 1, 2006. Mr. Wasson’s bonus was based on participation in our Application Networking Group Bonus Plan for the first eight months of fiscal 2006 and participation in the Bonus Plan described above for the remaining four months of the fiscal year. On February 7, 2007, the Compensation Committee determined that the attainment of the financial targets set forth in the Bonus Plan and the attainment of the goals set forth in the Application Networking Group Bonus Plan for 2007 entitled Mr. Wasson to a bonus equal to 118.4% of his target bonus, or $95,503.

Discussion of Summary Compensation and Grants of Plan-Based Awards Tables

Our executive compensation policies and practices, pursuant to which the compensation set forth in the Summary Compensation Table and the Grants of Plan-Based Awards Table was paid or awarded, are described above under “—Compensation Discussion and Analysis.” A description of the application of those policies and practices to each of the Named Executive Officers for the year ended December 31, 2006 is set forth below.

President and Chief Executive Officer Compensation

As President and Chief Executive Officer, Mark B. Templeton is responsible for overseeing all of our corporate functions, product groups and divisions and directing the Company to ensure the attainment of revenue and profit goals. Working in concert with our Board of Directors, our President and Chief Executive Officer formulates current and long-term company plans and objectives, and represents the Company in relations with our customers and the business and non-business communities. Based on a recommendation of the Compensation Committee, our Board of Directors determines compensation for our President and Chief Executive Officer using the same factors it uses for other executives, placing relatively less emphasis on base salary, and instead, creating greater performance based opportunities through equity-based long-term and cash incentive compensation. In assessing the compensation paid to our President and Chief Executive Officer, the Compensation Committee relies on both information from selected benchmarks and its judgment with respect to the factors described above.

In addition, the Compensation Committee uses a formal evaluation process, which includes meetings held in executive session, to help assess the performance of our President and Chief Executive Officer. This process consists of: an annual self-evaluation by our President and Chief Executive Officer, which is submitted to the Chairman of the Compensation Committee and the Chairman of the Nominating and Corporate Governance Committee after the conclusion of each fiscal year; annual evaluations conducted by each member of our Board of Directors; and annual reviews of our President and Chief Executive Officer submitted by each senior executive officer who reports directly to him, in each case measured against the personal performance objectives and targets established at the beginning of the year by our President and Chief Executive Officer and the Compensation Committee. Following an assessment of our President and Chief Executive Officer’s performance, the Compensation Committee reviews the total compensation package for our President and Chief Executive Officer, including base salary, cash incentive compensation and equity-based compensation, as described below. Our Board of Directors actively participates in the process of assessing our President and Chief Executive Officer’s performance and in setting his compensation based on those assessments.

Mr. Templeton’s total compensation for fiscal 2006 was $2,620,390, which made him our most highly compensated executive officer for the year ended December 31, 2006. Mr. Templeton’s compensation is greater than the compensation of our other executive officers as a result of the extensive scope of his responsibilities, the current market for executive talent, particularly chief executive officers, and the results of our benchmarking analysis. In addition, the amount of cash incentive compensation that Mr. Templeton has the opportunity to earn under the Bonus Plan is greater than for our other Named Executive Officers because we believe that it is important for a substantial portion of the principal executive officer’s total compensation to depend on our overall financial performance in order to better align the interests of management and of our stockholders.

Base Salary. Fiscal year 2006 was a year of continued progress and accomplishments across a number of areas important to strengthening the foundation for our future growth and long-term success. Under Mr. Templeton’s leadership, net income and earnings per share increased in fiscal 2006 as compared to fiscal 2005 and we improved our results of operations. Effective April 1, 2006, Mr. Templeton’s annual base salary was increased from $500,000 to $600,000. As a result, in 2006, Mr. Templeton received salary compensation of $575,000. The increase in Mr. Templeton’s annual base salary was based on the Compensation Committee’s consideration of the factors described above. Additionally, the decision to increase Mr. Templeton’s base salary was based on the Compensation Committee’s assessment that Mr. Templeton’s 2005 salary was below the market median salary for chief executive officers whose companies were included in the selected benchmarks and that it would be appropriate to more closely align Mr. Templeton’s salary with the 50 th percentile of such benchmarks.

Cash Incentive. For fiscal 2006, Mr. Templeton was awarded cash compensation of $727,620 in accordance with the Bonus Plan, an increase from his 2005 bonus of $597,550. Mr. Templeton’s 2006 bonus was determined and awarded in accordance with the criteria outlined in the Bonus Plan, which calculates the actual bonus paid by adjusting the target bonus up or down based on the achievement of certain financial targets. Pursuant to the Bonus Plan, Mr. Templeton’s target bonus for 2006 was set at 100% of his base salary and was based: 40% for achieving reported revenue targets; 30% for achieving product revenue targets; and 30% for achieving corporate operating income targets. Both Mr. Templeton’s base salary and target bonus opportunity increased in 2006, resulting in an increase of his 2006 target bonus as compared to 2005. Based on the factors identified above, namely our reported revenue, product revenue and corporate operating income for the fiscal year, Mr. Templeton achieved 121% of his 2006 target bonus as outlined in the Bonus Plan.

Equity-Based Long-Term Incentive. In April and July of 2006, Mr. Templeton was granted options to purchase 70,000 shares and 70,000 shares, respectively, of our common stock subject to our standard vesting schedule. In addition, in April 2006, we entered into a restricted stock unit award agreement pursuant to which Mr. Templeton was eligible to earn restricted stock units based on the achievement of our 2006 corporate operating income target. In February 2007, Mr. Templeton received 22,000 restricted stock units under this agreement because we achieved 110% of our corporate operating income target. The size of the option grants and the number of restricted stock units potentially awardable under the restricted stock unit agreement were determined in accordance with the factors discussed above. See “Grants of Plan Based Awards Table” and the accompanying narrative disclosure.

Senior Vice President and Chief Financial Officer Compensation

Base Salary. As Senior Vice President, Chief Financial Officer, David Henshall is responsible for overseeing our relations with our investors, budgeting and planning, financial accounting, financial operations, tax, treasury, information technology and supply chain management. Mr. Henshall is also responsible for our financial plans, policies and the establishment of overall financial strategy. As Senior Vice President, Chief Financial Officer, Mr. Henshall works closely with our President and Chief Executive Officer to drive our overall growth and stockholder returns. In 2006, Mr. Henshall received salary compensation of $338,297. The increase of Mr. Henshall’s annual salary from $303,188 in 2005 to $350,000 in 2006 was based, among other things, on the scope and strategic impact of his responsibilities, performance, and to ensure that his base salary remained competitive with similarly situated officers among the peer group.

Cash Incentive. Mr. Henshall was awarded cash compensation of $233,445 in accordance with the Bonus Plan. Based on the factors identified above, namely our reported revenue, product revenue and corporate operating income for the fiscal year, Mr. Henshall achieved 121% of his 2006 target bonus as outlined in the Bonus Plan. Mr. Henshall’s bonus target was adjusted downward from 60% of base salary in 2005 to 55% of base salary in 2006 to be consistent with other similarly situated officers, based upon the executive compensation benchmark surveys and consultants’ reports reviewed by the Compensation Committee.

Equity-Based Long-Term Incentive. In April and July of 2006, Mr. Henshall was granted options to purchase 43,750 shares and 43,750 shares, respectively, of our common stock subject to our standard vesting schedule. In addition, in April 2006, we entered into a restricted stock unit award agreement pursuant to which Mr. Henshall was eligible to earn restricted stock units based on the achievement of our 2006 corporate operating income target. In February 2007, Mr. Henshall received 13,750 restricted stock units under this agreement because we achieved 110% of our corporate operating income target. The size of the option grants and the number of restricted stock units potentially awardable under the restricted stock unit agreement were determined in accordance with the factors discussed above. See “Grants of Plan Based Awards Table” and the accompanying narrative disclosure.

General Counsel and Senior Vice President, Human Resources Compensation

Base Salary. As General Counsel and Senior Vice President, Human Resources, David Friedman is our principle legal executive, which involves the oversight of acquisitions, commercial transactions, corporate governance initiatives, regulatory and other legal matters. In April 2006, Mr. Friedman also became our principal human resources executive, which involves leading our strategic efforts to recruit and manage our professionals and develop competitive pay and benefits practices In 2006, Mr. Friedman received salary compensation of $322,564. The increase of Mr. Friedman’s annual salary from $310,905 in 2005 to $326,450 in 2006 was based, among other things, on the increased scope of his responsibilities, the strategic impact of his role, performance, and to ensure that his base salary remained competitive with similarly situated officers among the peer group.

Cash Incentive. Mr. Friedman was awarded cash compensation of $217,738 in accordance with the Bonus Plan. Based on the factors identified above, namely our reported revenue, product revenue and corporate operating income for the fiscal year, Mr. Friedman achieved 121% of his 2006 target bonus as outlined in the Bonus Plan.

Equity-Based Long-Term Incentive. In April and July of 2006, Mr. Friedman was granted options to purchase 14,000 shares and 14,000 shares, respectively, of our common stock subject to our standard vesting schedule. In addition, in April 2006, we entered into a restricted stock unit award agreement pursuant to which Mr. Friedman was eligible to earn restricted stock units based on the achievement of our 2006 corporate operating income target. In February 2007, Mr. Friedman received 4,400 restricted stock units under this agreement because we achieved 110% of our corporate operating income target. The size of the option grants and the number of restricted stock units potentially awardable under the restricted stock unit agreement were determined in accordance with the factors discussed above. See “Grants of Plan Based Awards Table” and the accompanying narrative disclosure.

Senior Vice President, Worldwide Sales and Services Compensation

Base Salary. As Senior Vice President, Worldwide Sales and Services, John Burris is responsible leading our global sales and services organization, which comprises approximately 1,800 of our professionals and 4,400 channel and distribution partners worldwide. In 2006, Mr. Burris received salary compensation of $347,326. The increase of Mr. Burris’ annual salary from $339,297 in 2005 to $350,002 in 2006 was based on among other things, the scope and strategic impact of his responsibilities and performance.

Cash Incentive. Mr. Burris was awarded cash compensation of $399,436 in accordance with the Bonus Plan. Based on the factors identified above, namely our reported revenue, product revenue and corporate operating income for the fiscal year, Mr. Burris achieved 121% of his 2006 target bonus as outlined in the Bonus Plan. In addition, in October 2006, we awarded a bonus of $75,000 to Mr. Burris in recognition of his performance and his importance to our future strategic success.

Equity-Based Long-Term Incentive. In April and July of 2006, Mr. Burris was granted options to purchase 35,000 and 35,000 shares, respectively, of our common stock subject to our standard vesting schedule. In addition, in April 2006, we entered into a restricted stock unit award agreement pursuant to which Mr. Burris was eligible to earn restricted stock units based on the achievement of our 2006 corporate operating income target. In February 2007, Mr. Burris received 11,000 restricted stock units under this agreement because we achieved 110% of our corporate operating income target. The size of the option grants and the number of restricted stock units potentially awardable under the restricted stock unit agreement were determined in accordance with the factors discussed above. See “Grants of Plan Based Awards Table” and the accompanying narrative disclosure.

Vice President, EMEA Sales and General Manager Compensation

Base Salary. As Vice President and General Manager, EMEA Sales, Stefan Sjöström, is responsible for the sales of our products and related technical services in Europe, the Middle East and Africa. In 2006, Mr. Sjöström received salary compensation of $338,488. The decrease of Mr. Sjöström’s annual salary from $390,015 in 2005 to $338,488 in 2006 was a result of a decrease in the value of the U.S. dollar as compared to the Swiss franc. Mr. Sjöström’s annual salary, as expressed in Swiss francs, increased from 438,752 CHF in 2005 to 440,000 CHF in 2006 based on his performance as well as the factors identified above.

Cash Incentive. Mr. Sjöström was awarded cash compensation of $276,163 in accordance with the Bonus Plan. Based on the factors identified above, namely our EMEA total bookings, EMEA product bookings and corporate operating income for the fiscal year, as well as individual performance, Mr. Sjöström achieved 109.9% of his 2006 target bonus as outlined in the Bonus Plan.

Equity-Based Long-Term Incentive. In April, July and October of 2006, Mr. Sjöström was granted options to purchase 15,000, 15,000 and 50,000 shares, respectively, of our common stock subject to our standard vesting schedule. In addition, in October 2006, we granted 15,000 restricted stock units to Mr. Sjöström. The size of the option grants and the number of restricted stock units potentially awardable under the restricted stock unit agreement were determined in accordance with the factors discussed above. See “Grants of Plan Based Awards Table” and the accompanying narrative disclosure.

Employment Agreement. Mr. Sjöström has an employment agreement with us that is on the standard form used for our European employees in order to comply with European labor laws. The agreement entitles Mr. Sjöström to receive two to three months notice prior to termination of his employment and standard benefits, such as workers compensation coverage.

Corporate Vice President, Worldwide Marketing Compensation

Base Salary. As Vice President, Worldwide Marketing, Wesley Wasson, is responsible for developing and executing our worldwide marketing strategy. In 2006, Mr. Wasson received salary compensation of $207,833. The increase of Mr. Wasson’s annual salary from $170,000 in 2005 to $176,800 in 2006 was based on the factors identified above. Mr. Wasson’s salary was also increased to $275,000 effective September 1, 2006 as a result of his promotion to Corporate Vice President, Worldwide Marketing, reflecting the increased scope and strategic impact of his responsibilities.

Cash Incentive. Mr. Wasson was awarded cash compensation of $95,503 in accordance with the Application Network Group Bonus Plan and the Bonus Plan. Effective September 1, 2006, the Compensation Committee approved Mr. Wasson’s participation in the Bonus Plan; prior to his promotion (which was effective as of September 2006), he participated in our Application Networking Group Bonus Plan in accordance with his prior position. As a result, Mr. Wasson’s bonus was awarded under the Application Networking Group Bonus Plan in respect of the first eight months of 2006 and the Bonus Plan in respect of the final four months of 2006. Based on the factors identified above, namely our reported revenue, product revenue and corporate operating income for the fiscal year, Mr. Wasson achieved 118.4% of his 2006 target bonus as outlined in the Application Networking Group Bonus Plan and the Bonus Plan. In addition, in October 2006, we awarded a bonus of $75,000 to Mr. Wasson in connection with his promotion to Corporate Vice President, Worldwide Marketing.

Equity-Based Long-Term Incentive. In April, July and October of 2006, Mr. Wasson was granted options to purchase 7,500, 7,500 and 100,000 shares, respectively, of our common stock subject to our standard vesting schedule. The size of the option grants was determined in accordance with the factors discussed above. See “Grants of Plan Based Awards Table” and the accompanying narrative disclosure. In addition, the award of an option to purchase 100,000 shares of our common stock in October 2006 was made in connection with Mr. Wasson’s promotion to Corporate Vice President, Worldwide Marketing. Mr. Wasson did not receive restricted stock units in 2006 because he was not an executive officer at the time we entered into the restricted stock unit award agreements.

Outstanding Equity Awards

The following table sets forth certain information with respect to the outstanding equity awards at December 31, 2006 for each of the Named Executive Officers.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2006 TABLE

Name	Option Awards						Stock Awards
	Number of Securities Underlying Unexercised Options (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date(1)		Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested(1) ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(2)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
	Exercisable	Unexercisable
Mark Templeton	288,017	0	0	$25.55	2/28/09	(3)
	400,000	0	0	$22.60	2/28/09	(3)
	50,000	0	0	$23.75	11/5/10	(3)
	115,000	0	0	$35.49	7/31/11	(3)
	25,000	0	0	$16.78	2/29/12	(3)
	37,500	0	0	$15.25	2/29/12	(3)
	75,000	0	0	$5.60	7/31/12	(3)
	35,156	2,344	0	$12.00	3/3/13	(3)
	31,250	6,250	0	$18.05	7/31/13	(3)
	33,333	4,167	0	$22.47	4/12/09
	29,167	8,333	0	$17.55	8/1/09
	55,555	44,445	0	$22.50	4/28/10
	47,222	52,778	0	$23.83	7/28/10
	0	70,000	0	$39.92	4/27/11
	0	70,000	0	$31.77	7/30/11
							0	0	22,000	595,100
David Henshall	10,889	6,963	0	$14.36	4/13/13	(3)
	47,444	9,704	0	$14.36	4/13/13	(3)
	15,556	1,944	0	$22.47	4/12/09
	13,611	3,889	0	$17.55	8/1/09
	18,056	6,944	0	$22.94	10/24/09
	16,667	13,333	0	$22.50	4/28/10
	0	1,049	0	$23.83	7/28/10
	14,167	14,784	0	$23.83	7/28/10
	5,417	9,583	0	$27.96	11/20/10
	0	43,750	0	$39.92	4/27/11
	0	43,750	0	$31.77	7/30/11
							0	0	13,750	371,938

Name	Option Awards						Stock Awards
	Number of Securities Underlying Unexercised Options (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date(1)		Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested(1) ($)		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(2)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
	Exercisable	Unexercisable
John Burris	501	0	0	$25.44	8/1/09	(3)
	50,000	0	0	$35.49	7/31/11	(3)
	3,281	1,094	0	$12.00	3/3/13	(3)
	3,281	2,917	0	$18.05	7/31/13	(3)
	6,250	2,778	0	$22.47	4/12/09
	6,250	5,555	0	$17.55	8/1/09
	6,944	6,944	0	$22.94	10/24/09
	20,833	16,667	0	$22.50	4/28/10
	17,708	19,792	0	$23.83	7/28/10
	0	35,000	0	$39.92	4/27/11
	0	35,000	0	$31.77	7/30/11
							0	0		11,000	297,550
Stefan Sjöström	1,000	1,000	0	$12.00	3/31/13
	1,000	2,667	0	$18.05	7/31/13	(3)
	1,042	1,389	0	$22.47	4/12/09
	1,875	5,000	0	$17.55	8/1/09
	1,945	7,777	0	$22.50	4/28/10
	1,944	9,236	0	$23.83	7/28/10
	0	15,000	0	$39.92	4/27/11
	0	15,000	0	$31.77	7/30/11
	0	50,000	0	$34.99	10/1/11
							0	15,000	(4)	0
David Friedman	39,813	0	0	$6.21	9/30/12	(3)
	4,740	1,094	0	$12.00	3/3/13	(3)
	2,552	2,917	0	$18.05	7/31/13	(3)
	4,453	1,667	0	$22.47	4/12/09
	3,333	3,333	0	$17.55	8/1/09
	4,444	8,889	0	$22.50	4/28/10
	9,445	10,555	0	$23.83	7/28/10
	0	14,000	0	$39.92	4/27/11
	0	14,000	0	$31.77	7/30/11
							0	0		4,400	119,020
Wes Wasson	13,249	13,248	0	$23.46	8/14/10
	0	7,500	0	$39.92	4/27/11
	0	7,500	0	$31.77	7/30/11
	0	100,000	0	$34.99	10/1/11
	5,415	32,494	0	$2.52	1/10/15	(5)

(1)	Unless otherwise indicated in the table, options vest at a rate of 1/3 of the shares underlying the stock option one year from the date of grant and at a rate of 1/36 monthly thereafter.
(2)	Represents the actual number of restricted stock units earned in the first quarter of 2007 pursuant to agreements entered into in April 2006.
(3)	These options vest at a rate of 25% of the shares underlying the option one year from the date of grant and at a rate of 2.08% monthly thereafter.
(4)	Restricted stock units vest in 3 annual installments, beginning October 2008.
(5)	These options were assumed in the NetScaler acquisition.

Option Exercises and Stock Vested

The following table sets forth certain information regarding the number of stock options exercised in the year ended December 31, 2006 under our equity incentive plans and the corresponding amounts realized by the Named Executive Officers.

OPTION EXERCISES AND STOCK VESTED TABLE

	Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)
Mark Templeton(1)	1,011,983	15,178,992
David Henshall(2)	100,000	2,223,750
John Burris(3)	366,006	4,983,860
Stefan Sjöström(4)	257,944	2,396,852
David Friedman(5)	82,765	1,719,391
Wes Wasson	12,185	372,077

(1)	As previously disclosed, on December 5, 2005, Mr. Templeton adopted a stock trading plan to exercise and sell certain of his employee stock options that are scheduled to expire. The plan was established in accordance with the guidelines specified by Rule 10b5-1 under the Securities and Exchange Act of 1934, as well as our policies with respect to sales of shares held by insiders. Pursuant to this plan, in fiscal 2006, Mr. Templeton sold 1,000,000 shares pursuant to options that were presently exercisable and due to expire and exercise and held 11,983 shares.
(2)	As previously disclosed, on January 23, 2006 and May 1, 2006, Mr. Henshall adopted a stock trading plan to exercise and sell certain of his employee stock options. The plans were established in accordance with the guidelines specified by Rule 10b5-1 under the Securities and Exchange Act of 1934, as well as our policies with respect to sales of shares held by insiders. Pursuant to these plans, in fiscal 2006, Mr. Henshall sold 100,000 shares pursuant to options that were presently exercisable.
(3)	As previously disclosed, on December 14, 2005 and February 14, 2006, Mr. Burris adopted a stock trading plan to exercise and sell certain of his employee stock options. The plans were established in accordance with the guidelines specified by Rule 10b5-1 under the Securities and Exchange Act of 1934, as well as our policies with respect to sales of shares held by insiders. Pursuant to these plans, in fiscal 2006, Mr. Burris sold 357,256 shares pursuant to options that were presently exercisable and exercise and held 8,750 shares.
(4)	As previously disclosed, on December 14, 2004, Mr. Sjöström adopted a stock trading plan to exercise and sell certain of his employee stock options. The plan was established in accordance with the guidelines specified by Rule 10b5-1 under the Securities and Exchange Act of 1934, as well as our policies with respect to sales of shares held by insiders. Pursuant to this plan, in fiscal 2006, Mr. Sjöström sold 3,006 shares pursuant to options that were presently exercisable.
(5)	As previously disclosed, on March 9, 2006, Mr. Friedman adopted a stock trading plan to exercise and sell certain of his employee stock options. The plan was established in accordance with the guidelines specified by Rule 10b5-1 under the Securities and Exchange Act of 1934, as well as our policies with respect to sales of shares held by insiders. Pursuant to this plan, in fiscal 2006, Mr. Friedman sold 82,765 shares pursuant to options that were presently exercisable.

Potential Payments upon Termination or Change in Control

Our executives are “at will” employees. We have entered into “change in control” agreements with certain of our executive officers including, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, Senior Vice President, Worldwide Sales and Services and Senior Vice President, Human Resources and General Counsel, or our “Senior Executives.” These agreements continue in full force until the earlier of (a) the date we terminate the employment of the executive for “cause” or the failure by the executive to perform his full-time duties by reason of his death or disability, (b) the resignation or termination of the executive’s employment for any reason prior to a change in control, (c) the termination of the executive’s employment with us after a change in control for any reason other than the occurrence of a terminating event, or (d) the date which is 18 months after a change in control if the executive is still employed by us.

These agreements are intended to provide for continuity of management in the event of a change in control. These agreements provide for certain benefits in the event that the executive’s employment is terminated following a change in control of our company, including severance payments, benefit continuation and acceleration of vesting on outstanding stock-based awards.

In the event Mr. Templeton is terminated without cause or if Mr. Templeton resigns his position for any reason in the twelve-month period following a change in control, he is entitled to receive a lump sum payment equal to two times his annual base salary plus his target bonus, both determined as of the date his employment is terminated or, if higher, as of immediately prior to the change in control. Additionally, Mr. Templeton will receive certain benefits, including health, dental and life insurance, for two years following the date of termination.

In the event that, during the twelve-month period following a change in control, any of our Senior Executives are terminated, other than for cause, or any of our Senior Executives terminates his employment for “good reason,” such Senior Executive is entitled to receive a lump sum payment equal to one times his annual base salary plus his target bonus, both determined as of the date such Senior Executive’s employment is terminated or, if higher, as of immediately prior to the change in control. Additionally, our Senior Executives will receive certain benefits, including health, dental and life insurance, for 18 months following the date of termination.

Under the change in control agreements, a change in control would include any of the following events:

•	any “person,” as defined in the Securities Exchange of 1934, as amended, acquires 30% or more of our voting securities;

•

the consummation of a consolidation, merger or consolidation or sale or other disposition of all or substantially all of our assets in which our stockholders would beneficially own less than 50% of our voting securities after such transaction;

•	a majority of our current directors are replaced; and

•	our stockholders approve a plan or proposal for our liquidation or dissolution.

In addition, upon a change in control, all stock options and other equity-based awards granted to each of Mr. Templeton and our Senior Executives will immediately accelerate and become fully exercisable as of the effective date of the change-in-control. For each award for which the number of restricted stock units has not yet been determined, the performance criteria set forth in the award agreement will be deemed to be 100% attained, and that executive will be issued the base number of restricted stock units set forth in his award agreement. All restrictions on outstanding restricted stock units awarded to such executive officer will then lapse and each unit will be settled in shares of our common stock. The primary purpose of our equity-based long-term incentives is to align the interests of management and stockholders and to provide our executives with strong incentives to increase stockholder value over time. Change in control transactions typically represent events where our stockholders are realizing the value of their equity interests in our company. We believe it is appropriate for executives to share in this realization of stockholder value, particularly where their employment is terminated in connection with the change in control transaction.

Each of Mr. Templeton and our Senior Executives are also subject to the terms of a Non-Solicitation, Non-Compete and Confidentiality and Employee Non-Disclosure Agreement with us and the terms of these agreements survive the termination of the executive after a change in control for a period of one year.

In the event that any payments made in connection with a change in control would be subjected to the excise tax impose by Section 4999 of the Internal Revenue Code, Mr. Templeton and our Senior Executives are entitled to a “gross-up payment” that, on an after-tax basis, is equal to the taxes imposed on the severance payments under the change-in-control agreements in the event any payment or benefit to the executive is considered an “excess parachute payment” and subject to an excise tax under the Internal Revenue Code.

Under the individual change in control agreements with Mr. Templeton and our Senior Executives, each executive officer would be entitled to receive the following estimated payments and benefits. These disclosed amounts are estimates only and do not necessarily reflect the actual amounts that would be paid to the executive officers, which would only be known at the time that they become eligible for payment and would only be payable if a change in control were to occur. The table reflects the amount that could be payable under the various arrangements, including a gross-up for certain taxes in the event that any payments made in connection with a change in control would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, assuming that the change in control occurred at December 31, 2006 and the price per share of our common stock as of the change of control was $27.05.

Name	Severance Amount ($)	Value of Benefits ($)	Early Vesting of Stock Options ($)	Early Vesting of Restricted Stock Units ($)	Other	Estimated Tax Gross- Up	Total ($)
Mark Templeton	2,400,000	67,893	561,945	595,100	—	—	3,624,938
David Henshall	542,500	23,879	397,451	371,938	—	—	1,335,768
John Burris	700,004	37,231	276,318	297,550	—	—	1,311,103
David Friedman	505,998	29,852	156,448	119,020	—	—	811,318

Director Compensation

The following table sets forth a summary of the compensation paid to our non-employee directors in 2006.

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)	Option Awards ($)(1)(3)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Thomas F. Bogan	62,500	73,223	127,484	—	—	263,207
Murray J. Demo	47,500	73,223	193,416	—	—	314,139
Stephen M. Dow	51,250	73,223	157,612	—	—	282,085
Asiff Hirji	47,500	—	112,895	—	—	160,395
Gary E. Morin	55,000	73,223	127,484	—	—	255,707
Godfrey R. Sullivan	43,750	73,223	193,416	—	—	310,389

(1)	Based on the dollar amount recognized for financial statement reporting purposes with respect to the year ended December 31, 2006 in accordance with SFAS 123R, excluding the impact of forfeitures, and using the modified prospective transition method for reporting awards granted prior to 2006. The assumptions we used for calculating the grant date fair value are set forth in Notes 3 and 7 to our consolidated financial statements included in this Annual Report on Form 10-K.
(2)	Consists solely of restricted stock units, or RSUs. As of December 31, 2006, each of our non-employee directors held 3,333 RSUs, except for Asiff Hirji, who did not hold any stock awards as of December 31, 2006.
(3)	As of December 31, 2006, the aggregate number of shares of our common stock subject to outstanding option awards held by our non-employee directors was as follows: Thomas F. Bogan, 80,000 shares; Murray J. Demo, 70,000 shares; Stephen M. Dow, 340,155 shares; Asiff Hirji, 60,000 shares; Gary E. Morin, 50,000 shares; and Godfrey R. Sullivan, 70,000 shares.

Our employee-directors do not receive cash compensation for their service as members of our Board of Directors. Beginning in 2006, non-employee members of our Board of Directors received annual retainer fees, which were paid in cash in semi-annual installments. Each non-employee director received a retainer of $40,000 for his participation as a director. Directors who were members of the Audit Committee (but not the Chairperson of such committee) received an additional $7,500 and directors who were members of the Compensation Committee (but not the Chairperson of such committee) received an additional $3,750. The Chairperson of our Board of Directors and the Chairperson of the Audit Committee each received $15,000 and the Chairperson of each other committee of our Board of Directors, other than the Finance Committee, received $7,500. Because the Chairperson of the Finance Committee in 2006 was also the Chairperson of the Audit Committee, he received no additional retainer for his position on the Finance Committee. Non-employee directors are reimbursed for their reasonable out-of-pocket expenses incurred in attending meetings of our Board of Directors or any of its committees that are conducted in-person.

Non-employee directors have historically been eligible for participation in certain of our equity incentive plans. Since May 5, 2005, equity awards to non-employee directors have been made under the 2005 Plan.

Beginning in 2006, each non-employee director was eligible to receive an option to purchase 10,000 shares of our common stock and 3,333 restricted stock units. These grants were made on the first business day of the month following our annual meeting of stockholders and vest in equal monthly installments over a one-year period. New non-employee directors are entitled to receive an option to purchase up to 60,000 shares of our common stock upon their election to our Board of Directors, which vests in accordance with our standard 3-year vesting schedule. New non-employee directors may not receive the annual grant of options and restricted stock units in the same calendar year in which they receive their initial grant.

To further align the interests of members of our Board of Directors with our stockholders, the Nominating and Corporate Governance Committee has adopted stock ownership guidelines for our directors. Pursuant to these guidelines, each director is expected to hold at least 3,000 shares of our common stock for so long as he is a director or, in the case of certain shares acquired upon the exercise of a stock option, for nine months after termination of his service on our Board of Directors. In addition, if a director exercises a stock option, in accordance with the guidelines it is expected that such director would, from such option exercise, maintain ownership of at least a number of shares equal to twenty percent (20%) of the net value of the shares acquired (after deducting the exercise price and taxes). Directors are expected to meet the standards set forth in the guidelines within three years after the date of their election to our Board of Directors.

Compensation Committee Interlocks and Insider Participation

During 2006, Messrs. Bogan, Dow and Sullivan served as members of the Compensation Committee. No member of the Compensation Committee was an employee or former employee of our company or any of our subsidiaries, or had any relationship with us requiring disclosure herein.

During the last year, none of our executive officers served as: (i) a member of the compensation committee (or other committee of the board of directors performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on our Compensation Committee; (ii) a director of another entity, one of whose executive officers served on our Compensation Committee; or (iii) a member of the compensation committee (or other committee of the board of directors performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a director on our Board of Directors.

REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

This report is submitted by the Compensation Committee of the Board of Directors. The Compensation Committee has reviewed the Compensation Discussion and Analysis included in this Annual Report on Form 10-K and discussed it with management. Based on its review of the Compensation Discussion and Analysis and its discussions with management, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K and the Company’s proxy statement for its 2007 Annual Meeting of Stockholders.

No portion of this Compensation Committee Report shall be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, through any general statement incorporating by reference in its entirety the Annual Report on Form 10-K in which this report appears, except to the extent that the Company specifically incorporates this report or a portion of it by reference. In addition, this report shall not be deemed filed under either the Securities Act or the Exchange Act.

Respectfully submitted by the Compensation Committee,

Thomas F. Bogan (Chair)
Stephen M. Dow
Godfrey R. Sullivan

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of August 30, 2007: (i) by each person who is known by us to beneficially own more than 5% of the outstanding shares of our common stock; (ii) by each of our directors; (iii) by each of our present or former executive officers named in the Summary Compensation Table set forth in Part III, Item 11. “Executive Compensation;” and (iv) by all of our directors and executive officers as a group.

Name of Beneficial Owner	Shares Beneficially Owned(1)	Percentage of Shares Beneficially Owned(2)
PRIMECAP Management Company(3) 225 South Lake Avenue, #400 Pasadena, CA 91101	14,544,509	8.09%
Mark B. Templeton(4)	1,508,358	*
Stephen M. Dow(5)	602,504	*
David J. Henshall(6)	247,702	*
John C. Burris(7)	206,031	*
David R. Friedman(8)	105,747	*
Thomas F. Bogan(9)	91,933	*
Wes Wasson(10)	90,645	*
Gary E. Morin(11)	81,252	*
Murray J. Demo(12)	66,666	*
Godfrey R. Sullivan(13)	66,666	*
Stefan Sjöström (14)	58,263	*
Asiff Hirji (15)	28,333	*
All executive officers and directors as a group(16) (13 persons)	3,308,183	1.84%

*	Represents less than 1% of our outstanding common stock.
(1)	Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power with respect to shares. Unless otherwise indicated below, to our knowledge all persons listed below have sole voting and investment power with respect to their shares of our common stock, except to the extent authority is shared by spouses under applicable law. Pursuant to the rules of the SEC, the number of shares of our common stock deemed outstanding includes shares issuable pursuant to options held by the respective person or group that are currently exercisable or may be exercised within 60 days of August 30, 2007 (“presently exercisable stock options”).
(2)	Applicable percentage of ownership as of August 30, 2007 is based upon 179,755,470 shares of our common stock outstanding.
(3)	With respect to information relating to PRIMECAP Management Company, we have relied on information supplied by such entity on a Holdings Report on Form 13F filed with the SEC on August 13, 2007. According to such Form 13F, PRIMECAP Management Company reported sole dispositive power as to all the shares and sole voting power as to 2,234,209 shares.
(4)	Includes 1,359,407 shares of our common stock issuable pursuant to presently exercisable stock options.
(5)	Includes 340,155 shares of our common stock issuable pursuant to presently exercisable stock options.
(6)	Includes 230,974 shares of our common stock issuable pursuant to presently exercisable stock options.
(7)	Includes 186,281 shares of our common stock issuable pursuant to presently exercisable stock options.
(8)	Includes 101,347 shares of our common stock issuable pursuant to presently exercisable stock options.
(9)	Includes 75,000 shares of our common stock issuable pursuant to presently exercisable stock options.
(10)	Includes 85,451 shares of our common stock issuable pursuant to presently exercisable stock options.
(11)	Includes 50,000 shares of our common stock issuable pursuant to presently exercisable stock options.
(12)	Includes 63,333 shares of our common stock issuable pursuant to presently exercisable stock options.
(13)	Includes 63,333 shares of our common stock issuable pursuant to presently exercisable stock options.
(14)	Includes 43,236 shares of our common stock issuable pursuant to presently exercisable stock options.
(15)	Consists of 28,333 shares of our common stock issuable pursuant to presently exercisable stock options.
(16)	Includes 2,721,669 shares of our common stock issuable pursuant to presently exercisable stock options.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information (in thousands, except option price) as of December 31, 2006, with respect to the securities authorized for issuance to our employees and directors under our equity compensation plans, consisting of the:

•	1995 Stock Plan;

•	Third Amended and Restated 1995 Employee Stock Purchase Plan;

•	Amended and Restated 1995 Non-Employee Director Stock Option Plan;

•	NetScaler, Inc. 1997 Stock Plan (the “NetScaler Plan”);

•	2000 Plan;

•	Amended and Restated 2000 Stock Incentive Plan of Net6, Inc. (the “2000 Net6 Plan”);

•	Amended and Restated 2003 Stock Incentive Plan of Net6, Inc. (the “2003 Net6 Plan”);

•	Teros, Inc. Restricted Stock Unit Plan (the “Teros Plan”);

•	Reflectent Software Inc. 2003 Stock Plan (the “Reflectent Stock Plan”);

•	Reflectent Software, Inc. Restricted Unit Plan (the “Reflectent RSU Plan”);

•	Orbital Data Corporation 2002 Equity Incentive Plan (the “Orbital Incentive Plan”);

•	Orbital Data Corporation 2006 Restricted Unit Plan (the “Orbital RSU Plan”);

•	2005 Plan; and

•	2005 Employee Stock Purchase Plan (the “2005 ESPP”).

Equity Compensation Plan Information

EQUITY COMPENSATION PLAN INFORMATION TABLE

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders(1)	26,246	$30.24	8,115
Equity compensation plans not approved by security holders(2)	918	$5.81	—

Total	27,164	$29.42	8,115

(1)	Includes securities issuable upon exercise of outstanding options, warrants and rights that were issued pursuant to our 1995 Stock Plan, the Third Amended and Restated 1995 Employee Stock Purchase Plan, the 2000 Plan, and the Amended and Restated 1995 Non-Employee Director Stock Option Plan. No additional awards will be granted under these plans.
(2)	Consists of the NetScaler Plan, the Teros Plan, the Reflectent Stock Plan, the Reflectent RSU Plan, the Orbital Incentive Plan and the Orbital RSU Plan, assumed in our acquisitions of NetScaler, Inc. and Teros, Inc. in 2005, and our acquisitions of Orbital Data Corporation and Reflectent Software, Inc. in 2006, as well as the 2000 Net6 Plan. and the 2003 Net6 Plan, assumed in connection with our acquisition of Net6, Inc. in 2004. No additional awards will be granted under any of these plans.

Equity Compensation Plans

As of December 31, 2006, we had two equity compensation plans under which we were granting stock options and shares of non-vested stock. We are currently granting stock-based awards from our 2005 Plan and 2005 ESPP. Both the 2005 Plan and the 2005 ESPP are administered by the Compensation Committee of our Board of Directors.

The 2005 Plan was originally adopted by our Board of Directors on March 24, 2005 and approved by our stockholders on May 5, 2005. Under the terms of the 2005 Plan, we are authorized to issue stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and to make stock awards to our non-employee directors, as well as to our employees and consultants. The 2005 Plan was amended in May 2006 to provide for the issuance of a maximum of 15,500,000 (adjusted for stock splits) shares of our common stock, 1,000,000 of which may be issued pursuant to awards of restricted stock, restricted stock unit, performance units and stock awards. The shares reserved under the 2005 Plan are available for awards to all participants in the 2005

Plan, including non-employee directors. Typically, under the 2005 Plan we grant five year options that vest over three years at a rate of 33.3% of the shares underlying the option one year from date of grant and at a rate of 2.78% monthly thereafter.

Plans Assumed In 2006 Acquisitions

In connection with our acquisitions of Reflectent Software, Inc. in April 2006 and Orbital Data Corporation in August 2006, we assumed the Reflectent Stock Plan, Reflectent RSU Plan, Orbital Incentive Plan and Orbital RSU Plan, each of which were previously adopted and approved by the respective boards of directors and stockholders of Reflectent and Orbital Data. Under the terms of the Reflectent Stock Plan, Reflectent was authorized to grant incentive and non-qualified stock options and to make restricted stock awards to its employees, directors, officers and consultants. The Reflectent Stock Plan provided for the issuance of a maximum of 2,100,000 (as adjusted for stock splits) shares of Reflectent common stock. Incentive and non-qualified stock options issued under this plan generally vest on our standard three-year vesting schedule, and expire five or ten years from the original grant date depending on the applicable option agreement. All options are exercisable upon vesting and all restrictions on restricted stock awards lapse upon vesting. Under the terms of the Reflectent RSU Plan, Reflectent was authorized to grant restricted stock units to its employees, directors, officers and consultants of Reflectent. The Reflectent RSU Plan provided for the issuance of a maximum of 3,468 (as adjusted for stock splits) restricted stock units. The unvested stock units generally vested over three years, at a rate of 33.3% per year. All restrictions on the restricted stock units lapse upon vesting.

Under the terms of the Orbital Incentive Plan, Orbital Data was authorized to grant incentive and non-qualified stock options and to make restricted stock awards to its employees, directors, officers and consultants. The Orbital Incentive Plan provided for the issuance of a maximum of 19,680,000 (as adjusted for stock splits) shares of Orbital Data common stock. Incentive and non-qualified stock options issued under this plan generally vest on our standard three-year vesting schedule, and expire five or ten years from the original grant date depending on the applicable option agreement. All options are exercisable upon vesting and all restrictions on restricted stock awards lapse upon vesting. Under the terms of the Orbital RSU Plan, Orbital Data was authorized to grant restricted stock units to its employees, directors, officers and consultants of Orbital Data. The Orbital RSU Plan provided for the issuance of a maximum of 5,652,500 (as adjusted for stock splits) restricted stock units. The unvested stock units generally vested over two years, at a rate of 50% per year. All restrictions on the restricted stock units lapse upon vesting.

Our Board of Directors has resolved to make no further awards under the Reflectent Stock Plan, the Reflectent RSU Plan, the Orbital Incentive Plan or the Orbital RSU Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

There were no related party transactions in fiscal 2006. The term “related party transaction” refers to transactions required to be disclosed in our filings with the SEC pursuant to Item 404 of Regulation S-K.

Policies and Procedures With Respect to Related Party Transactions

In accordance with its written charter, the Nominating and Corporate Governance Committee is responsible for reviewing all related party transactions for potential conflicts of interest situations on an ongoing basis, and the approval of the Nominating and Corporate Governance Committee is required for all such transactions.

Independence of Members of Our Board of Directors

Our Board of Directors has determined that each of our non-employee directors (Messrs. Bogan, Demo, Dow, Hirji, Morin and Sullivan) is independent within the meaning of Nasdaq’s and the SEC’s director independence standards, including Rule 10A-3(b)(1) under the Exchange Act. Furthermore, our Board of Directors has determined that each member of each of the committees of our Board of Directors is independent within the meaning of Nasdaq’s and the SEC’s director independence standards. In making this determination, our Board of Directors solicited information from each of our directors regarding whether such director, or any member of his immediate family, had a direct or indirect material interest in any transactions involving us, was involved in a debt relationship with us or received personal benefits outside the scope of such person’s normal compensation. Our Board of Directors considered the responses of our directors, and independently considered the commercial agreements, acquisitions and other material transactions entered into by us during 2006, and determined that none of our directors had a material interest in such transactions.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the aggregate fees for professional services rendered by Ernst & Young to us during the fiscal years ended December 31, 2006 and December 31, 2005.

	2006	2005
Audit Fees	$6,661,000	$3,030,000
Audit-Related Fees	$369,000	$475,000
Tax Fees	$1,725,000	$1,959,000
All Other Fees	$6,000	$6,000

Total	$8,761,000	$5,470,000

Audit Fees

Audit Fees for both years consist of fees for professional services associated with the annual consolidated financial statements audit, review of the interim consolidated financial statements included in our Quarterly Reports on Form 10-Q, services that were provided by Ernst & Young in connection with statutory audits required internationally, regulatory filings and other accounting consultations billed as audit services. Audit Fees for both years also include fees for professional services rendered for the audits of (i) management’s assessment of the effectiveness of internal control over financial reporting and (ii) the effectiveness of internal control over financial reporting both as promulgated by Section 404 of the Sarbanes-Oxley Act. In 2006, such fees also included $3.6 million attributable to Ernst & Young’s services performed in connection with the Audit Committee’s voluntary, independent review of our historical stock option grant practices, and for their audit of related restatements of our prior period financial statements and notes thereto included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Audit-Related Fees

Audit-Related Fees for 2006 and 2005 consist of fees for services for the annual audits of employee benefit plans. Audit-Related Fees for 2006 and 2005 also include fees for professional services rendered for potential business combinations, internal control reviews and assistance with assessing the impact of proposed standards, rules or interpretations proposed by standard-setting bodies.

Tax Fees

Tax Fees consist of fees for professional services rendered for assistance with federal, state, local and international tax compliance. Tax compliance fees were approximately $806,000 for 2006 and $405,000 for 2005. Tax Fees also include fees of approximately $919,000 for 2006 and $1,567,000 for 2005 for services rendered for tax examination assistance, tax research and tax planning services in the countries in which we do business.

All Other Fees

All other fees for both years included fees for technical publications purchased from the independent auditor.

Pre-Approval Policy

The Audit Committee of our Board of Directors has implemented procedures under our Audit Committee Pre Approval Policy for Audit and Non-Audit Services, or the Pre-Approval Policy, to ensure that all audit and permitted non-audit services to be provided to us have been pre-approved by the Audit Committee. Specifically, the Audit Committee pre-approves the use of our independent registered public accountant for specific audit and non-audit services, within approved monetary limits. If a proposed service has not been pre-approved pursuant to the Pre-Approval Policy, then it must be specifically pre-approved by the Audit Committee before it may be provided by our independent registered public accountant. Any pre-approved services exceeding the pre-approved monetary limits require specific approval by the Audit Committee. All of the audit-related, tax and all other services provided by Ernst & Young to us in 2006 and 2005 were approved by the Audit Committee by means of specific pre-approvals or pursuant to the procedures contained in the Pre-Approval Policy. All non-audit services provided in 2006 and 2005 were reviewed with the Audit Committee, which concluded that the provision of such services by Ernst & Young was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Consolidated Financial Statements.

For a list of the consolidated financial information included herein, see page F-1.

2. Financial Statement Schedules.

The following consolidated financial statement schedule is included in Item 8:

Valuation and Qualifying Accounts

3. List of Exhibits.

Exhibit No.		Description

2.1	(10)	Agreement and Plan of Merger dated as of November 21, 2004 by and among Citrix Systems, Inc., Hal Acquisition Corporation, Net6, Inc., and Tim Guleri as stockholder representative

2.2	(13)	Agreement and Plan of Merger dated as of June 1, 2005 by and among Citrix Systems, Inc., NCAR Acquisition Corporation, NCAR LLC, NetScaler, Inc. and Guarev Garg as stockholder representative

2.3	(13)	Amendment No. 1 to Agreement and Plan of Merger dated as of June 1, 2005 by and among Citrix Systems, Inc., NCAR Acquisition Corporation, NCAR LLC, NetScaler, Inc. and Guarev Garg as stockholder representative, dated as of June 24, 2005

2.4	(19)	Agreement and Plan of Merger, dated as of August 4, 2006, by and among Citrix Systems, Inc., Banyan Acquisition Corporation, Orbital Data Corporation and John Jaggers as the stockholder representative

3.1	(1)	Amended and Restated Certificate of Incorporation of the Company

3.2	(8)	Amended and Restated By-laws of the Company

3.3	(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation

4.1	(1)	Specimen certificate representing the Common Stock

10.1*	(7)	Fourth Amended and Restated 1995 Stock Plan

10.2*	(3)	Second Amended and Restated 1995 Non-Employee Director Stock Option Plan

10.3*	(5)	Third Amended and Restated 1995 Employee Stock Purchase Plan

10.4*	(6)	Second Amended and Restated 2000 Director and Officer Stock Option and Incentive Plan

10.5*	(9)	2000 Director and Officer Stock Option and Incentive Plan, Non-Qualified Stock Option Agreement

10.6*	(9)	2000 Director and Officer Stock Option and Incentive Plan, Incentive Stock Option Agreement

10.7*	(10)	Amended and Restated 2000 Stock Incentive Plan of Net6 Inc. (a subsidiary of Citrix Systems, Inc.)

10.8*	(10)	Amended and Restated 2003 Stock Incentive Plan of Net6 Inc. (a subsidiary of Citrix Systems, Inc.)

10.9	(10)	Microsoft Master Source Code Agreement by and between the Company and Microsoft dated December 16, 2004

10.10	(10)	License Form by and between the Company and Microsoft Corporation dated December 16, 2004 (with certain information omitted pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission)

10.11	(4)	Participation Agreement dated as of April 23, 2002, by and among Citrix Systems, Inc., Citrix Capital Corp., Selco Service Corporation and Key Corporate Capital, Inc. (the “Participation Agreement”) (with certain information omitted pursuant to a grant of confidential treatment and filed separately with the Securities and Exchange Commission)

10.12	(4)	Amendment No. 1 to Participation Agreement dated as of June 17, 2002 (with certain information omitted pursuant to a grant of confidential treatment and filed separately with the Securities and Exchange Commission)

10.13	(4)	Master Lease dated as of April 23, 2002 by and between Citrix Systems, Inc. and Selco Service Corporation (with certain information omitted pursuant to a grant for confidential treatment and filed separately with the Securities and Exchange Commission)

10.14*	(11)	2005 Executive Bonus Plan

10.15*	(16)	2006 Executive Bonus Plan

10.16*	(12)	2005 Equity Incentive Plan

10.17*	(17)	Amendment to Citrix Systems, Inc. 2005 Equity Incentive Plan

10.18*	(12)	2005 Employee Stock Purchase Plan

10.19*	(12)	2005 Equity Incentive Plan Incentive Stock Option Master Agreement (Domestic)

10.20*	(12)	2005 Equity Incentive Plan Non-Qualified Stock Option Master Agreement (Domestic)

10.21*	(17)	Citrix Systems, Inc. 2005 Equity Incentive Plan Non-Qualified Stock Option Master Agreement (Domestic)

10.22*	(17)	Citrix Systems, Inc. 2005 Equity Incentive Plan Stock Option Master Agreement (French)

10.23*	(15)	Form of Restricted Stock Unit Agreement under the Citrix Systems, Inc. 2005 Equity Incentive Plan

10.24*	(17)	Form of Restricted Stock Unit Agreement for Non-Employee Directors under the Citrix Systems, Inc. 2005 Equity Incentive Plan

10.25*	(13)	Change in Control Agreement dated as of August 4, 2005 by and between Citrix Systems, Inc. and Mark B. Templeton

10.26*	(13)	Change in Control Agreement dated as of August 4, 2005 by and between Citrix Systems, Inc. and each of David J. Henshall, David R. Freidman and John C. Burris

10.27*	(17)	Change in Control Agreement, dated as of August 4, 2006, by and between Citrix Systems, Inc. and Brett M. Caine

10.28	(18)	Amended and Restated Credit Agreement dated as of September 27, 2006 among Citrix Systems, Inc., Citrix Systems International GmbH, JPMorgan Chase Bank N.A., and certain other financial institutions

10.29	(14)	Term Loan Agreement dated as of August 9, 2005 by and among Citrix Systems, Inc., Citrix Systems International GMBH, JPMorgan Chase Bank, N.A., J.P. Morgan Securities Inc. and certain other financial institutions

10.30*	(14)	NetScaler, Inc. 1997 Stock Plan

10.31		Type # 3 License Form by and between the Company and Microsoft Corporation dated September 5, 2007 (with certain information omitted pursuant to a request for confidential treatment and filed with the Securities and Exchange Commission)

21.1		List of Subsidiaries

23.1	Consent of Ernst & Young LLP

24.1	Power of Attorney (Included in signature page)

31.1	Rule 13a-14(a) / 15d-14(a) Certifications

31.2	Rule 13a-14(a) / 15d-14(a) Certifications

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or any compensatory plan, contract or arrangement.

(1)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 33-98542), as amended.

(2)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 000-27084).

(3)	Incorporated by reference herein to exhibits of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

(4)	Incorporated by reference herein to exhibits of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(5)	Incorporated by reference herein to exhibits of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

(6)	Incorporated by reference herein to exhibits of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(7)	Incorporated by reference herein to exhibits of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

(8)	Incorporated by reference herein to exhibits of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

(9)	Incorporated by reference herein to exhibits of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

(10)	Incorporated by reference herein to exhibits of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

(11)	Incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated as of February 10, 2005.

(12)	Incorporated by reference herein to exhibits of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

(13)	Incorporated by reference herein to exhibits of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

(14)	Incorporated by reference herein to exhibits of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

(15)	Incorporated by reference herein to exhibits of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006

(16)	Incorporated by reference herein to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated as of April 18, 2006.

(17)	Incorporated by reference herein to exhibits of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006

(18)	Incorporated by reference herein to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated as of September 27, 2006.

(19)	Incorporated by reference herein to exhibits of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006

(b) Exhibits.

The Company hereby files as part of this Annual Report on Form 10-K for the year ended December 31, 2006 the exhibits listed in Item 15(a)(3) above. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the Securities and Exchange Commission, 100 F Street, N.E., Room 1580, Washington, D.C., and at the Commission’s regional offices at CitiCorp Center, 500 West Madison Street, Suite 1400, Chicago, IL 60661-2511 and 233 Broadway, 13th floor, New York, NY 10279. Copies of such material can also be obtained from the Public Reference Section of the Commission, 450 Fifth Street, N.W., Washington, D.C. 29549, at prescribed rates.

(c) Financial Statement Schedule.

The Company hereby files as part of this Annual Report on Form 10-K for the year ended December 31, 2006 the consolidated financial statement schedule listed in Item 15(a)(2) above, which is attached hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Fort Lauderdale, Florida on the 7th day of September, 2007.

CITRIX SYSTEMS, INC

By:	/s/ MARK B. TEMPLETON
Mark B. Templeton President and Chief Executive Office

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on the 7th day of September, 2007.

Signature	Title(s)

/S/ MARK B. TEMPLETON Mark B. Templeton	President, Chief Executive Officer and Director (Principal Executive Officer)

/S/ DAVID J. HENSHALL David J. Henshall	Chief Financial Officer and Senior Vice President, Finance (Principal Financial and Accounting Officer)

/S/ THOMAS F. BOGAN Thomas F. Bogan	Chairman of the Board of Directors

/S/ MURRAY J. DEMO Murray J. Demo	Director

/S/ STEPHEN M. DOW Stephen M. Dow	Director

/S/ ASIFF HIRJI Asiff Hirji	Director

/S/ GARY E. MORIN GARY E. MORIN	Director

/S/ GODFREY R. SULLIVAN Godfrey R. Sullivan	Director

CITRIX SYSTEMS, INC.

List of Financial Statements and Financial Statement Schedule

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Citrix Systems, Inc.

We have audited the accompanying consolidated balance sheets Citrix Systems, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Citrix Systems, Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth herein.

As discussed in Note 2, the Company has restated previously issued financial statements as of December 31, 2005 and for each of the two years in the period ended December 31, 2005 to correct for stock-based compensation.

As discussed in Note 7 to the consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Citrix Systems, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 7, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Certified Public Accountants

West Palm Beach, Florida

September 7, 2007

CITRIX SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	(In thousands, except par value) December 31,
	2006	2005
		(Restated)
Assets
Current assets:
Cash and cash equivalents	$349,054	$484,035
Short-term investments	152,652	18,900
Accounts receivable, net of allowances of $4,037 and $4,382 in 2006 and 2005, respectively	204,974	142,015
Inventories, net	6,619	3,933
Prepaid expenses and other current assets	45,646	31,164
Current portion of deferred tax assets, net	52,792	47,362

Total current assets	811,737	727,409
Restricted cash equivalents and investments	63,815	63,728
Long-term investments	241,675	51,286
Property and equipment, net	92,580	73,727
Goodwill, net	631,690	591,994
Other intangible assets, net	130,462	137,333
Long-term portion of deferred tax assets, net	41,594	45,532
Other assets	10,920	7,973

Total assets	$2,024,473	$1,698,982

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$45,217	$33,495
Accrued expenses	145,664	131,307
Income taxes payable	11,892	1,329
Current portion of deferred revenues	332,770	266,223

Total current liabilities	535,543	432,354
Long-term portion of deferred revenues	23,518	19,803
Long-term debt	—	31,000
Other liabilities	1,123	1,297
Commitments and contingencies
Stockholders’ equity:
Preferred stock at $.01 par value: 5,000 shares authorized, none issued and outstanding	—	—
Common stock at $.001 par value: 1,000,000 shares authorized; 238,156 and 226,573 shares issued at 2006 and 2005, respectively	238	226
Additional paid-in capital	1,655,530	1,323,969
Deferred compensation	—	(21,417)
Retained earnings	1,006,706	823,709
Accumulated other comprehensive income (loss)	4,180	(4,463)

	2,666,654	2,122,024
Less - common stock in treasury, at cost (59,465 and 49,965 shares in 2006 and 2005, respectively)	(1,202,365)	(907,496)

Total stockholders’ equity	1,464,289	1,214,528

	$2,024,473	$1,698,982

See accompanying notes.

CITRIX SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2006	2005	2004
		(Restated)	(Restated)
	(In thousands, except per share information)
Revenues:
Product licenses	$488,487	$409,435	$369,826
License updates	405,756	331,102	271,547
Online services	148,795	99,097	44,101
Technical services	91,281	69,088	55,683

Total net revenues	1,134,319	908,722	741,157

Cost of revenues:
Cost of product license revenues	32,911	14,404	3,824
Cost of services revenues	46,585	26,929	16,705
Amortization of product related intangibles	19,202	16,766	6,127

Total cost of revenues	98,698	58,099	26,656

Gross margin	1,035,621	850,623	714,501
Operating expenses:
Research and development	155,331	108,751	86,654
Sales, marketing and support	480,343	394,153	337,777
General and administrative	178,669	125,425	105,799
Amortization of other intangible assets	16,934	11,622	6,204
In-process research and development	1,000	7,000	19,100

Total operating expenses	832,277	646,951	555,534

Income from operations	203,344	203,672	158,967
Interest income	41,210	23,614	14,274
Interest expense	(927)	(2,426)	(4,537)
Write-off of deferred debt issuance costs	—	—	(7,219)
Other (expense) income, net	(546)	(506)	2,851

Income before income taxes	243,081	224,354	164,336
Income taxes	60,084	58,745	33,049

Net Income	$182,997	$165,609	$131,287

Earnings per share:
Basic	$1.01	$0.96	$0.78

Diluted	$0.97	$0.93	$0.75

Weighted average shares outstanding:
Basic	180,992	172,221	168,868

Diluted	187,725	177,771	174,374

See accompanying notes.

CITRIX SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(In thousands)

	Common Stock			Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Deferred Compensation	Common Stock to Treasury		Total Stockholders’ Equity	Total Comprehensive Income
	Shares	Amount						Shares	Amount
Balance at December 31, 2003	202,622	$203		$700,111	$646,740	$7,810	$—	(38,150)	$(648,066)	$706,798	—
Cumulative effect of restatement	—	—		143,967	(119,927)	—	(13,647)	—	—	10,393	—

Balance at December 31, 2003, as restated	202,622	203		844,078	526,813	7,810	(13,647)	(38,150)	(648,066)	717,191	—
Exercise of stock options	4,492	4		58,673	—	—	—	—	—	58,677	—
Common stock issued under employee stock purchase plan	299	—		4,786	—	—	—	—	—	4,786	—
Common stock issued for acquisition	5,578	6		124,416	—	—	—	—	—	124,422	—
Tax benefit from employer stock plans	—	—		16,442	—	—	—	—	—	16,442	—
Stock-based compensation expense	—	—		(199)	—	—	6,451	—	—	6,252	—
Repurchase of common stock	—	—		15,782	—	—	—	(4,458)	(84,613)	(68,831)	—
Cash paid in advance for share repurchase contracts	—	—		(53,072)	—	—	—	—	—	(53,072)	—
Unrealized loss on forward contracts and interest rate swaps, net of reclassification adjustments and net of taxes	—	—		—	—	(164)	—	—	—	(164)	$(164)
Unrealized loss on available-for-sale securities, net of tax	—	—		—	—	(156)	—	—	—	(156)	(156)
Net income	—	—		—	131,287	—	—	—	—	131,287	131,287

Total comprehensive income, as restated											$130,967

Balance at December 31, 2004, as restated	212,991	213		1,010,906	658,100	7,489 *	(7,196)	(42,608)	(732,679)	936,833 *	—
Exercise of stock options	6,231	6		94,194	—	—	—	—	—	94,200	—
Common stock issued under employee stock purchase plan	449	—		7,392	—	—	—	—	—	7,392	—
Common stock issued for acquisitions	6,817	7		154,260	—	—	—	—	—	154,267	—
Tax benefit from employer stock plans	—	—		35,045	—	—	—	—	—	35,045	—
Stock-based compensation expense	85	—		21,623	—	—	(14,220)	—	—	7,403	—
Repurchase of common stock	—	—		54,963	—	—	—	(7,357)	(174,817)	(119,854)	—
Cash paid in advance for share repurchase contracts	—	—		(54,496)	—	—	—	—	—	(54,496)	—
Unrealized loss on forward contracts and interest rate swaps, net of reclassification adjustments and net of in taxes	—	—		—	—	(11,485)	—	—	—	(11,485)	$(11,485)
Charge for compensation expense on non-employee stock options	—	—		82	—	—	—	—	—	82	—
Unrealized loss on available-for-sale securities, net of tax	—	—		—	—	(467)	—	—	—	(467)	(467)
Net income	—	—		—	165,609	—	—	—	—	165,609	165,609

Total comprehensive income, as restated											$153,657

Balance at December 31, 2005, as restated	226,573	226		1,323,969	823,709	(4,463)	(21,417)*	(49,965)	(907,496)	1,214,528 *	—
Shares issued under stock based compensation plans	11,245	11		221,736	—	—	—	—	—	221,747	—
Stock-based compensation expense	—	—		60,713	—	—	—	—	—	60,713	—
Common stock issued under employee stock purchase plan	339	—		8,909	—	—	—	—	—	8,909	—
Common stock issued related to acquisitions	(1)	—		290	—	—	—	—	—	290	—
Tax benefit from employer stock plans	—	—		40,600	—	—	—	—	—	40,600	—
Write-off of deferred compensation	—	—		(21,417)	—	—	21,417	—	—	—	—
Repurchase of common stock	—	—		57,074	—	—	—	(9,501)	(294,891)	(237,817)	—
Cash paid in advance for share repurchase contracts	—	—		(36,344)	—	—	—	—	—	(36,344)	—
Donated treasury shares	—	—		—	—	—	—	1	22	22	—
Unrealized gain on forward contracts net of reclassification adjustments and net of in taxes	—	—		—	—	8,406	—	—	—	8,406	$8,406
Unrealized gain on available-for-sale securities, net of tax	—	—		—	—	237	—	—	—	237	237
Net income	—	—		—	182,997	—	—	—	—	182,997	182,997

Total comprehensive income											$191,640

Balance at December 31, 2006	238,156	$238	*	$1,655,530	$1,006,706	$4,180	$—	(59,465)	$(1,202,365)	$1,464,289 *

*	Amounts do not add due to rounding.

See accompanying notes.

CITRIX SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
		(Restated)	(Restated)
		(In thousands)
Operating activities
Net income	$182,997	$165,609	$131,287
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	36,136	28,388	12,331
Depreciation and amortization of property and equipment	27,447	21,970	21,247
Stock-based compensation expense	61,596	7,403	6,252
Accretion of original issue discount and amortization of financing cost	—	483	4,318
Write-off of deferred debt issuance costs	—	—	7,219
In-process research and development	1,000	7,000	19,100
Provision for doubtful accounts	1,978	146	1,108
Provision for product returns	4,608	5,954	6,663
Provision for inventory reserves	3,584	383	428
Deferred income tax benefit	(4,351)	(14,771)	(2,199)
Tax effect of stock-based compensation	40,600	35,045	16,442
Excess tax benefit from exercise of stock options	(51,915)	—	—
Other non-cash items	478	(325)	323

Total adjustments to reconcile net income to net cash provided by operating activities	121,161	91,676	93,232
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(68,271)	(28,424)	(25,312)
Inventories	(5,869)	(1,707)	(80)
Prepaid expenses and other current assets	(10,092)	2,482	9,252
Other assets	(2,868)	234	(456)
Deferred tax assets, net	11,617	5,541	16,585
Accounts payable	9,554	12,052	(1,467)
Accrued expenses	10,660	(5,333)	502
Income tax payable	10,562	(868)	(3,303)
Deferred revenues	69,599	54,864	54,118
Other liabilities	(334)	(2,983)	(9,077)

Total changes in operating assets and liabilities, net of effects of acquisitions	24,558	35,858	40,762

Net cash provided by operating activities	328,716	293,143	265,281
Investing activities
Purchases of available for-sale investments	(709,565)	(183,245)	(192,745)
Proceeds from sales of available-for-sale investments	170,503	396,580	161,846
Proceeds from maturities of available-for-sale investments	215,318	141,652	56,867
Proceeds from maturities of held-to-maturity investments	—	—	195,350
Purchases of property and equipment	(52,051)	(26,377)	(24,412)
Cash paid for acquisitions, net of cash acquired	(61,462)	(168,347)	(140,788)
Cash paid for licensing agreements and core technology	—	—	(16,784)

Net cash (used in) provided by investing activities	(437,257)	160,263	39,334
Financing activities
Proceeds from issuance of common stock	230,656	101,592	63,463
Excess tax benefit from exercise of stock options	51,915	—	—
Cash paid to repurchase convertible subordinated debentures	—	—	(355,659)
Cash paid under stock repurchase programs	(274,161)	(174,350)	(121,903)
Proceeds from term loan and revolving credit facility	—	175,000	—
Payments on debt	(34,850)	(144,000)	—
Cash paid for financing fees	—	(1,098)	—

Net cash used in financing activities	(26,440)	(42,856)	(414,099)

Change in cash and cash equivalents	(134,981)	410,550	(109,484)
Cash and cash equivalents at beginning of year	484,035	73,485	182,969

Cash and cash equivalents at end of year	$349,054	$484,035	$73,485

Supplemental Cash Flow Information (In thousands)
Non-cash investing activity — Increase (decrease) in restricted cash equivalents and investments	$87	$(85,323)	$2,591

Non-cash financing activity — Fair value of stock issued in connection with acquisitions	$290	$154,266	$124,422

Cash paid for income taxes	$2,330	$33,755	$2,623

Cash paid for interest	$432	$927	$559

See accompanying notes.

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

Citrix Systems, Inc. (“Citrix” or the “Company”), is a Delaware corporation founded on April 17, 1989. The Company designs, develops and markets technology solutions that allow applications to be delivered, supported and shared on-demand, securely and at a relatively low total cost of ownership. The Company markets and licenses its products through multiple channels such as value-added resellers, channel distributors, system integrators, independent software vendors, its Websites and original equipment manufacturers.

2. RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

In this Form 10-K as of and for the year ended December 31, 2006, the Company is restating its consolidated balance sheet as of December 31, 2005 and the related consolidated statements of income, stockholders’ equity and comprehensive income and cash flows for each of the years in the two-year period ended December 31, 2005, and each of the quarters in its 2006 and 2005 to reflect additional stock-based compensation expense and related income tax effects for stock option awards granted since December 1995 and the financial statement impact for all subsequent periods. The restatement was to correct errors identified as the result of a voluntary, independent investigation of the Company’s historical stock option granting practices and related accounting that was conducted by the Audit Committee of its Board of Directors and management’s further review of all grants (consisting of two employee new hire grants) in December 1995, which was the month the Company completed its initial public offering.

This Form 10-K also reflects the restatement of “Selected Consolidated Financial Data” in Item 6 for the fiscal years ended December 31, 2005, 2004, 2003 and 2002.

Background

On November 30, 2006, after management conducted a preliminary, limited scope review of certain of the Company’s stock option granting practices, the Audit Committee commenced a voluntary, independent investigation of the Company’s historical stock option granting practices and related accounting during the period from January 1996 through December 2006. None of the members of the Audit Committee has ever served on the Compensation Committee of the Board of Directors. This voluntary investigation was not in response to any governmental investigation, stockholder lawsuit, whistleblower complaint, or inquiries from media organizations. The investigation was conducted with the assistance of independent outside legal counsel and outside forensic accounting consultants, and covered option grants made to all employees during the period from January 1996 through December 2006. Management further evaluated all grants (consisting of two employee new hire grants) in December 1995, which was the month the Company completed its initial public offering, and all grants to non-employee directors. The investigation and related review consisted of approximately 191 grant dates (representing over 27,000 individual option grants and approximately 108.7 million stock options).

In connection with its investigation, the Audit Committee retained independent outside legal counsel that had not previously been engaged by the Company, to assist in the investigation. In turn, legal counsel retained outside forensic accounting experts and other consultants to assist it and the Audit Committee with financial accounting issues and related analytics during the investigation. The investigation occurred over a period of approximately seven months. The investigative work conducted by the Audit Committee included the following tasks, among others:

•

Reviewing hard copy and electronic files obtained from the Company as well as other sources, totaling approximately 40,000 pages of hard copy documents and approximately 191,000 electronic documents, typically consisting of multiple pages each;

•

Conducting more than 50 interviews with present and former directors who have served on the Compensation Committee during the relevant period, present and former members of senior management, other present and former employees, and former outside professionals who had provided legal services to the Company during the period of the investigation;

•

In connection with its investigation, the members of the Company’s Audit Committee met both telephonically and in-person numerous times and the Chairman of the Audit Committee communicated with the Audit Committee’s counsel on a frequent basis; and

•	Engaging outside consultants to conduct various analyses of the Company’s option grants.

Historical Stock Option Granting Practices

Prior to January 1, 2006, the Company accounted for its stock option grants under APB No. 25 and had provided the required disclosures pursuant to the provisions of Statement of Financial Accounting Standards, or SFAS, No. 123, Accounting for Stock-Based Compensation. On January 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payment, under the modified prospective

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

method. For the measurement date revisions the Company has made, the Company revised its historical pro forma footnote disclosures in accordance with SFAS No. 123. Additionally, the Company adjusted its 2006 consolidated financial statements to reflect the impact of any revised measurement dates on the compensation cost recognized in accordance with SFAS No. 123R.

As permitted by the terms of the Company’s various stock plans (as amended and restated from time to time), the Compensation Committee of the Company’s Board of Directors was vested with the authority to administer and grant stock options under the plans. During the period to November 2003, all employee stock option grants were required to be approved by the Compensation Committee. Until November 2003 and continuing to the present, the Compensation Committee delegated authority, subject to specific parameters, to the Company’s Chief Executive Officer and Chief Financial Officer to grant options to non-executive employees. Grants to Section 16 Officers, to employees whose compensation was subject to Section 162(m) of the Internal Revenue Code of 1986, as amended, or the IRC, and other grants outside of the parameters discussed below continued to require Compensation Committee approval in order to complete the required granting actions.

In the restatement, for grants requiring Compensation Committee approval, the Company generally determined that Compensation Committee approval was likely obtained at the next in-person meeting after the date of grant. This conclusion was based on the fact that Compensation Committee members recall signing consents in person at board meetings, that members of management recalled that it was the Company’s objective to present consents to the Committee at in-person meetings, that the consents contained in the Company’s records typically contain all signatures on a single page (consistent with having been signed in person), and that the available meta-data for such consents generally indicated that the consent forms were available for signature at that time. The Company generally used the in-person board meeting dates when determining revised measurement dates, because members of management responsible for approval and processing of these grants believed or acted as if approval was an important and required granting action for all grants that were not subject to the delegation of authority described below. For example, managers involved in processing grants: (i) said that they typically refrained from correcting grants approved by the Committee without further Committee action; but (ii) believed that alteration or correction of grant recipient and amount lists prior to Committee approval was permitted (and performed such corrections and alterations and did not consider them to be modifications); and (iii) believed Committee approval was necessary to grant options. There was some evidence that signatures were sometimes solicited at such meetings for consents previously signed and transmitted by fax or other means but because the Company did not retain these earlier obtained consents there was little evidence to indicate for which grants these approvals were obtained and when they were received. Where meta-data or other evidence led us to conclude that approval was not complete at the next in person meeting, the Company relied on the other evidence to select a later date.

Where meta-data or other evidence led the Company to conclude that approval was not complete at the next in person meeting, the Company relied on the other evidence to select a later date.

From December 1995 through December 2006, the exercise price for all grants was typically set at the closing price of the Company’s common stock on the original intended grant date. During this period, the Company made the following types of grants of stock options to employees, including officers and members of its Board of Directors:

•	Annual grants in conjunction with the Company’s annual merit review process, which generally occurred a few months following the Company’s fiscal year end (referred to as annual grants).

•

Non-annual grants to newly hired and promoted employees and from time to time to officers in recognition of performance or as incentives. Beginning January 2004, the Company replaced promotion grants with performance grants that were granted to employees upon recommendation by their manager for recognition (new hire and performance, incentive or promotion grants are referred to collectively as non-annual grants).

•	Options granted or assumed in connection with acquisitions.

•	Options granted to non-employee members of the Company’s Board of Directors.

From December 1995 through mid-1998, all employee grants required approval by the Compensation Committee to complete the required granting actions. In addition, the Company did not have a defined process for determining the date on which the Company made grants and no granting pattern could be established for grants made during this period. Following the investigation, the Audit Committee concluded that the Company likely set grant dates retrospectively for many stock options granted to employees and executives during the 1996 to mid-1998 period.

Beginning in mid-1998 through late 2003, all employee grants required approval by the Compensation Committee to complete the required granting actions. During this period, the Company made changes in its stock option granting practices which included implementing a practice where the Company typically dated non-annual grants to non-executives on the first business day of the month following the start or promotion date, unless that date was the first day of the month, in which case the grant date would be that date. The Company dated non-annual new hire and promotion grants to executives either on their start date or the first business day

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of the month following the start date or the promotion date; it awarded the incentive grants on an ad hoc basis. During this period, the Company made annual grants to executive and non-executive employees on dates that were typically previously discussed with the Compensation Committee. Until 2002, annual grants were generally made in July or August of each year pursuant to a merit evaluation process. However, during these earlier discussions, the Compensation Committee did not approve the terms and allocation of grants to individual recipients or delegate to management the authority to do so without further action by the Compensation Committee. Beginning in 2002, annual grants were split into two grant dates in March and August. During this period all employee grants required approval by the Compensation Committee to complete the required granting actions and for most grants the Company did not obtain approval from the Compensation Committee, typically on unanimous written consent forms, until after the grant date and for certain grants, the Company had not completed the process of identifying the recipients or number of options to be granted until after the grant date.

Beginning in November 2003, the Compensation Committee delegated its authority to the Company’s Chief Executive Officer and Chief Financial Officer to issue stock options pursuant to specific parameters. The delegation provided authority to grant no more than 4 million stock options per year in the aggregate and to grant up to 10,000 options per year to any employee who was not an officer subject to Section 16 of the Securities Exchange Act of 1934, as amended, and whose compensation was not subject to Section 162(m) of the Internal Revenue Code of 1986 as amended, or the IRC. In July 2004 the Compensation Committee increased that number to 20,000 options per employee per year. The delegation was also subject to other parameters, including that each grant be consistent in number with guidelines that provided the range of grants that could be awarded to each employee grade. Compensation Committee approval continued to be a required granting action for all stock option grants outside of the parameters of the delegated authority. For grants outside of the delegation of authority, the Compensation Committee often approved such grants at a meeting or by unanimous written consent form. In some cases the amount granted to each recipient was not final and/or the Compensation Committee had not approved the grants by the intended grant date.

The Company also made grants to the employees of companies it acquired in connection with acquisitions. Grants made in conjunction with acquisitions were typically authorized at the time of the Board’s approval of the acquisition. The exercise price of such grants was typically set at the closing stock price of the Company’s common stock on the closing date of the acquisition. During the investigation, the Company noted one grant date where the grant was approved by its Board of Directors in conjunction with the acquisition; however, the Company had not completed the required granting actions by the stated grant date and the measurement date was revised to the date that the evidence indicated that the Company completed its allocation.

The Company also grants options to the non-employee members of its Board of Directors, or the Board Grants, pursuant to a stockholder approved plan, as amended from time to time. The timing of the grant date and amount of such awards was granted pre-determined pursuant to a formula set forth either in the terms of the plan or via board resolution. Certain Board Grants were issued on a date other than the automatic grant date prescribed by the plan or differed by nominal amounts from the option amount pre-determined by the plan formula.

Prior to the restatement discussed below, the Company used the grant dates as set forth above as the measurement date for financial accounting purposes. Accordingly, in each case the exercise price did not exceed the closing stock price of the Company’s common stock on that date, and the Company did not record stock-based compensation expense in connection with these grants. In the restatement, the Company revised the measurement dates for many grants and recorded stock-based compensation expense when the revised measurement date resulted in intrinsic value which the Company accounted for in the restatement.

Adjustments to Measurement Dates Arising from Errors Identified by Audit Committee Investigation

Based on the facts obtained as a result of the Audit Committee’s investigation, the Company identified certain grants for which it used an incorrect measurement date for financial accounting purposes, as defined under Generally Accepted Accounting Principles in the United States, or GAAP. To determine the correct measurement dates for these grants under applicable accounting principles, the Company followed the guidance in APB No. 25, which deems the “measurement date” to be the first date on which all of the following are known with finality: (1) the identity of the individual employee who is entitled to receive the option grant; (2) the number of options that the individual employee is entitled to receive; and (3) the option’s exercise price.

The Company completed a grant date by grant date analysis of approximately 191 option grant dates during the relevant period for compliance with APB No. 25. Each individual grant on each grant date was evaluated based on its particular facts and circumstances. Where the Company determined that it did not complete the required granting actions by the original grant date, it used judgment to determine corrected measurement dates consistent with what the evidence suggested was its practice or process or other information obtained as part of the investigation that suggested the date upon which all requirements for a measurement date had been satisfied under applicable accounting principles. If the measurement date was not the same date the Company used previously, it made accounting adjustments as required, which resulted in stock-based compensation and related tax effects when an option had intrinsic value on the revised measurement date.

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The documents and information considered in connection with the measurement date adjustments that the Company has made included, but was not limited to:

•	minutes of Board of Directors and Compensation Committee meetings and related presentations;

•	unanimous written consents signed by the Compensation Committee members, and evidence relating to the date such consents were created and circulated for signature and/or signed;

•	information contained in personnel files maintained for employees who were granted options;

•	electronic mail messages and other electronic files retrieved from the Company’s computer system and in back up media;

•	documentation prepared in connection with the Company’s annual performance reviews of employees as part of the process of determining the allocation of stock option grants to individual employees;

•	information as to the date of hire of the employee receiving the option grant, including (if the grant was a new hire grant) the date of any offer letter;

•	correspondence, memoranda and other documentation supporting the option grant;

•	information concerning the date or dates on which a stock option was entered into the Company’s stock option tracking system, Equity Edge;

•

information obtained during interviews conducted by the Audit Committee’s outside counsel of numerous individuals, including current and former officers, directors, employees and outside professionals; and

•	analyses of the Company’s option grant performed by consultants engaged on behalf of the Audit Committee.

Consistent with current accounting literature and published guidance from the staff of the SEC, the Company classified grants during the eleven-year period subject to the investigation into categories based on grant type and process by which the grant was finalized. The principal categories related to annual and non-annual grants in three time periods: (1) January 1996 through May 1998; (2) May 1998 through November 2003; and (3) November 2003 through December 2006. The Company also separately categorized grants to non-employee directors. The last grant with a revised measurement date was awarded in March 2005.There were no revised measurement dates in 2006. A summary of pre-tax stock-based compensation expense related to options awarded in each time period, in thousands, is as follows:

Time Period	Pre-Tax Stock-based Compensation Expense
January 1996 through May 1998 (includes two grants made in December 1995)	$62,171
May 1998 through November 2003	103,272
November 2003 through December 2005	224

Cumulative effect at December 31, 2005	$165,667

January 1996 – May 1998: In the restatement, the Company corrected the measurement dates for all 50 original grants dates during this period, consisting of approximately 24.2 million options. The Company also revised measurement dates for all grants (consisting of two employee new hire grants) in December 1995, which was the month the Company completed its initial public offering.

After completion of its investigation, the Audit Committee concluded that the Company followed processes and procedures that likely led to the retrospective selection of grant dates for many stock options granted to employees and executives during the January 1996 through May 1998 period. In addition, the required granting actions for many of these grants were not completed on the original measurement date. During this period, a substantial majority of the grants were approved using unanimous written consent forms signed by the Compensation Committee for which, in most cases, there was no documentary evidence of when approval was obtained. As discussed above, for grants where there was insufficient evidence to determine when approval was obtained, the Company generally used the date of the first in-person Board of Directors meeting after the evidence suggested that the amount and terms of the grant were final as the revised measurement date for financial accounting purposes. Where evidence existed of advance approval by

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the Compensation Committee (such as facsimile header dates on signed unanimous written consent forms), the Company used this information as evidence of when the Compensation Committee approval was obtained, and used that date as the revised measurement date for financial accounting purposes.

May 1998 – November 2003: During this period the Company issued approximately 70.5 million options over 87 grant dates. In the restatement, the Company corrected measurement dates for approximately 50.6 million options granted on 79 of the 87 grants dates. The Company made these corrections because it did not complete the required granting actions by the original grant date, including, obtaining approvals from the Compensation Committee and not finalizing the amounts or recipients as of the original grant date.

During this period, a substantial majority of the grants were approved using unanimous written consent forms signed by the Compensation Committee for which, in most cases, there was no documentary evidence of when approval was actually obtained. As discussed above, where there was insufficient evidence to determine when approval conclusively was obtained, the Company generally used the date of the first in-person Board of Directors meeting after the evidence suggested that the amount and terms of the grant were final as determined by management as the revised measurement date for financial accounting purposes. However, if there was evidence sufficient for the Company to conclude that the required granting actions were completed on a date that was earlier than the next in-person Board meeting, in accordance with APB No.25, the Company set the revised measurement date at the earlier date.

November 2003 – December 2006: Beginning in November 2003, the Company granted 9.5 million options to employees on 42 grant dates pursuant to delegated authority described above. In virtually all cases these grants were made on predetermined annual grant dates or the first business day of the month following the employee’s hire date or performance recognition and were issued pursuant to an underlying system of processes, controls and management approvals. After the award was communicated to the employee and the administrative processes were complete the CFO signed an internal delegation of authority form after the grant date. The Company concluded that the CFO’s signature on these documents was perfunctory and was not a required granting action. During this period, approximately 3% of the individual non-executive employee grants (or 7% of the total non-executive employee options) awarded pursuant to the delegation process exceeded the delegation limitations discussed above and should have been presented for approval by the Compensation Committee. Although these grants were not approved by the Compensation Committee, they were communicated to employees and processed pursuant to the same system of processes, controls and management approvals as grants within the limitations. The Company has concluded that these grants were legally outstanding and that the requirements to establish a measurement date were met on the original grant date.

The Company revised the measurement date for the non-executive annual grant originally dated April 1, 2004. The grant was issued pursuant to the delegation of authority above and was revised because the Company had not completed the process of determining grant amounts and recipients until after the grant date. The Company determined revised measurement dates for each individual recipient through May 20, 2004 by assessing when each grant was fixed with finality as reflected in hard copy and electronic documents and other information. This was the only grant date that options issued under delegated authority were revised and the Company recognized total pre-tax stock compensation expense of approximately $0.2 million related to this grant.

Compensation Committee approval continued to be a required granting action for all stock option grants outside of the parameters of the delegated authority, as described above. For grants outside of the delegation of authority, the Compensation Committee typically approved such grants at a meeting or by unanimous written consent form. During this period, the Compensation Committee approved 2.6 million options on 19 grant dates. The Company determined that for seven of these grant dates, the original grant date differed from the appropriate measurement date for financial accounting purposes. The Company recorded approximately $32,000 in pre-tax stock-based compensation expense related to these grants. The last grant for which the Company revised the measurement date was March 1, 2005.

Board Grants. From 1996 through 2006, the Company made 48 grants to non-employee directors on 21 grant dates for a total of 3.1 million options. The Company revised the measurement dates for certain of these grants because they were awarded on dates other than the automatic dates prescribed in the applicable stockholder plan and in amounts that differed nominally from the formulas set forth in the plan. The Company recognized approximately $0.5 million in pre-tax stock-based compensation expense related to the following grants:

•

The Company awarded to non-employee directors an aggregate of 0.7 million options on five grant dates between 1998 and 2002. Instead of awarding these options on the anniversary date of the directors’ appointment to the Board, they were awarded on the first day of the month containing the directors’ anniversary date, in error. These options were issued between three and 21 days in advance of the actual anniversary date. The Company determined that the grants were not fixed with finality until the anniversary date prescribed by the plan because that date represents the date on which approval existed pursuant to the stockholder approved plan. The Company revised the measurement dates accordingly, and recognized pre-tax compensation expense of $0.5 million representing the difference in intrinsic value between grant date prescribed by the plan and the original grant date.

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•

The Company awarded approximately 0.1 million options in June 2002 to non-employee directors. The grant was one day later than the automatic date prescribed by the stockholder approved plan and the number of options were nominally different from the plan formula (aggregate difference of 770 options). Based on the available evidence, the Company concluded that the grant date error constituted a modification of the automatic grant that should have occurred on the previous day. The Company concluded that the grant was fixed with finality on the date awarded and the dating error and share differences resulted in compensation expense of approximately $5,000, representing the difference in the intrinsic value between the automatic grant date prescribed by the plan and the original grant date.

•

In 2000, the Company awarded an anniversary grant for approximately 0.2 million options in error one year after the actual anniversary date of the director. The Company considered the grant a modification of the prescribed automatic grant under the stockholder approved plan and concluded that the grant was fixed with finality on the grant date. However, no compensation expense resulted as the closing price of the Company’s common stock increased from the automatic grant date to the grant date of the award.

Other Measurement Date Judgments

The Company identified other circumstances related to approximately 4.2 million options (approximately 3.8% of options issued) that resulted in revised measurement dates. In some instances, the Company made changes after the grant date to add individuals to the list of grant recipients and received later approval by the Compensation Committee. In other instances, the Company issued options that were different in amount than that approved by the Compensation Committee or issued options for which the Company was unable to locate the approval documentation during the investigation. In each of these circumstances, the Company evaluated the existing information related to each individual grant and it established a new measurement date when it determined that the terms of the award were fixed with finality.

Impact of the Errors on the Company’s Financial Statements

The Company determined that after accounting for forfeitures, the errors described above, resulted in an understatement of stock-based compensation expense, after tax, over the respective awards vesting terms. As indicated above, most of the adjusted measurement dates were prior to December 31, 2004. Accordingly, additional compensation expense related to grant date changes subsequent to December 2003 was nominal. The additional compensation expense in 2004 and 2005 reflected below primarily relates to the impact of vesting on awards granted prior to 2004. A summary of total charges, including estimated employment related tax charges, which are comprised of withholding taxes, penalties and interest, by fiscal period, in thousands, is as follows:

Year Ended December 31,	Pre-Tax Expense	Employment Related Tax Charges	Income Taxes	Net Charge to Net Income
1996	$1,826	$—	$(689)	$1,137
1997	6,509	128	(2,526)	4,111
1998	14,598	1,221	(4,442)	11,377
1999	24,557	4,819	(8,411)	20,965
2000	40,627	8,069	(14,019)	34,677
2001	34,926	4,073	(11,844)	27,155
2002	20,271	(830)	(5,837)	13,604
2003	12,985	(3,042)	(3,042)	6,901

Cumulative effect at December 31, 2003	156,299	14,438	(50,810)	119,927
2004	6,226	(6,031)	161	356
2005	3,142	(2,127)	(423)	592

Total	$165,667	$6,280	$(51,072)	$120,875

In addition to the amounts reflected above, for the year ended December 31, 2005, the Company had previously recognized $4.3 million in stock-based compensation expense related to stock-based awards. Accordingly, total pre-tax stock-based compensation expense 2005 was approximately $7.4 million. Previously recorded stock-based compensation expense, if any, for each of the years ended December 31, 1996 through December 31, 2004 was not material. The total pre-tax stock-based compensation expense for the period from January 1, 1996 through December 31, 2005 was approximately $170.0 million.

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reflects the impacts of the restatement adjustments on the Company’s consolidated statements of income for the periods presented below (in thousands):

Category of Adjustments:	2005	2004	Cumulative Effect from January 1, 1996 through December 31, 2003
Pre-tax stock-based compensation expense related to stock option measurement date changes	$3,142	$6,226	$156,299
Other tax charges	(2,127)	(6,031)	14,438
Income tax impact on other tax charges	727	1,963	(3,848)
Income tax adjustments related to IRC Section 162 (m)	(288)	—	494
Income tax impact related to stock option compensation expense date changes	(862)	(1,802)	(47,456)

Total income tax adjustments	(423)	161	(50,810)

Total charge to net income	$592	$356	$119,927

In this Annual Report on Form 10-K for the year ended December 31, 2006, the Company recorded pre-tax stock-based compensation expense of approximately $3.1 million and $6.2 million for the years ended December 31, 2005 and 2004, respectively, and $156.3 million related to years prior to fiscal 2004. There was no impact on revenue or cash and investments as a result of this additional stock compensation expense and the adjustments related to the Company’s historical stock option granting practices.

The cumulative effect of the restatement adjustments on the consolidated balance sheet at December 31, 2005 was an increase in additional paid-in capital, offset by a corresponding decrease in retained earnings and deferred compensation, which results in no net effect on stockholders’ equity. There were also adjustments made to increase the Company’s short and long-term deferred tax assets and its accrued expenses due to the tax effects of the restatement. The adjustments decreased previously reported basic net income per share by $0.01 for the year ended December 31, 2005 and had no impact on previously reported basic net income per share for the year ended December 31, 2004. The adjustments had no impact on previously reported diluted net income per share for the years ended December 31, 2005 and 2004.

Tax Related Issues

Because virtually all holders of stock options granted by the Company were not involved in or aware of the incorrect pricing of certain options, the Company has taken and intends to take further actions to address certain adverse tax consequences that may be incurred by the holders of such incorrectly priced options. The primary adverse tax consequence is that the re-measured options vesting after December 31, 2004 subject the option holder to a penalty tax under Section 409A of the IRC (and, as applicable, similar excise taxes under state laws). As a result during the first quarter of 2007, the Company has recorded $2.5 million, net of income tax, in liabilities related to the anticipated payment by the Company of payroll and excise taxes on behalf of the Company’s employees for options that were exercised during open tax years under the related statutes. The Company expects to incur approximately $0.9 million, net of income tax, in additional charges to correct future adverse tax consequences under IRC Section 409A related to future employee option exercises of incorrectly priced options.

Additionally, the Company believes that United States tax deductions taken for stock option exercises in prior years, which pertained to certain executives may not be deductible under limitations imposed by IRC Section 162(m). Section 162(m) limits the deductibility of compensation above $1 million to certain executive officers of public companies when such compensation is not incentive based. As a result, the Company has reduced its available tax net operating loss carry-forwards arising from certain previously exercised stock options. The Company restated its tax provisions in the periods in which the benefits were recorded.

As a result of the review, the Company also determined that it failed to properly withhold employment (the employee and Company portions of FICA and supplemental federal withholding) taxes associated with certain stock option exercises. The Company recorded such amounts in the consolidated statements of income in the period in which the Company was originally obligated to make the withholding. Additionally, for tax years where the statute of limitations has lapsed, the Company has recorded the reduction in previously recorded liabilities in the period the statute of limitations expires. The Company has recorded approximately $8.0 million, net of income tax, through December 31, 2006 for employment taxes and related charges.

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company restated its prior year income tax amounts in Note 12 to reflect the impacts of the adjustments described above.

Additionally, the Company has restated the pro forma amortization of deferred stock compensation included in net income, net of tax, and total stock-based compensation expenses determined under the fair value based method, under SFAS No. 123 to reflect the impact of the stock-based compensation expense resulting from the correction of option grants in the investigation.

The following table presents the effect of the related adjustments on the pro forma calculation of the net income per share under SFAS No. 123 for the years ended December 31, 2005 and 2004 (in thousands, except per share amounts):

	Year Ended December 31, 2005			Year Ended December 31, 2004
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Net income:	$166,340	$(731)	$165,609	$131,546	$(259)	$131,287
Add: Total stock-based compensation expense included in reported net income, net of tax	2,744	3,023	5,767	—	5,159	5,159
Deduct: Total stock-based compensation expense determined using fair value method, net of tax	(37,881)	(594)	(38,475)	(48,043)	1,041	(47,002)

Pro forma net income	$131,203	$1,698	$132,901	$83,503	$5,941	$89,444

Basic net income per share:
As reported	$0.97	$(0.01)	$0.96	$0.78	$—	$0.78

Pro forma	$0.76	$0.01	$0.77	$0.49	$0.04	$0.53

Diluted net income per share
As reported	$0.93	$—	$0.93	$0.75	$—	$0.75

Pro forma	$0.74	$0.01	$0.75	$0.48	$0.03	$0.51

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the effects of the stock-based compensation and related tax adjustments made to the Company’s previously reported consolidated balance sheet as of December 31, 2005 (in thousands, except per share amounts):

	As Reported	Adjustments	As Restated
Assets
Current assets:
Cash and cash equivalents	$484,035	$—	$484,035
Short-term investments	18,900	—	18,900
Accounts receivable, net	142,015	—	142,015
Inventories, net	3,933	—	3,933
Prepaid expenses and other current assets	31,164	—	31,164
Current portion of deferred tax assets, net	46,410	952	47,362

Total current assets	726,457	952	727,409
Restricted cash equivalents and investments	63,728	—	63,728
Long-term investments	51,286	—	51,286
Property and equipment, net	73,727	—	73,727
Goodwill, net	591,994	—	591,994
Other intangible assets, net	137,333	—	137,333
Long-term portion of deferred tax assets, net	29,158	16,374	45,532
Other assets	7,973	—	7,973

Total assets	$1,681,656	$17,326	$1,698,982

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$33,495	$—	$33,495
Accrued expenses	125,029	6,278	131,307
Income taxes payable	1,329	—	1,329
Current portion of deferred revenues	266,223	—	266,223

Total current liabilities	426,076	6,278	432,354
Long-term portion of deferred revenues	19,803	—	19,803
Long-term debt	31,000	—	31,000
Other liabilities	1,297	—	1,297
Commitments and contingencies
Stockholders’ equity:
Preferred stock at $.01 par value: 5,000 shares authorized	—	—	—
Common stock at $.001 par value: 1,000,000 shares authorized	226	—	226
Additional paid-in capital	1,189,460	134,509	1,323,969
Deferred compensation	(18,873)	(2,544)	(21,417)
Retained earnings	944,626	(120,917)	823,709
Accumulated other comprehensive loss	(4,463)	—	(4,463)

	2,110,976	11,048	2,122,024
Less — common stock in treasury, at cost	(907,496)	—	(907,496)

Total stockholders’ equity	1,203,480	11,048	1,214,528

	$1,681,656	$17,326	$1,698,982

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the effects of the stock-based compensation and related tax adjustments made to the Company’s previously reported consolidated statements of income (in thousands, except share and per share amounts):

	Year Ended December 31, 2005			Year Ended December 31, 2004
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Revenues:
Product licenses	$409,435	$—	$409,435	$369,826	$—	$369,826
License updates	331,102	—	331,102	271,547	—	271,547
Online services	99,097	—	99,097	44,101	—	44,101
Technical services	69,088	—	69,088	55,683	—	55,683

Total net revenues	908,722	—	908,722	741,157	—	741,157

Cost of revenues:
Cost of product license revenues	14,404	—	14,404	3,824	—	3,824
Cost of services revenues	26,794	135	26,929	16,472	233	16,705
Amortization of product related intangibles	16,766	—	16,766	6,127	—	6,127

Total cost of revenues	57,964	135	58,099	26,423	233	26,656

Gross margin	850,758	(135)	850,623	714,734	(233)	714,501
Operating expenses:
Research and development	108,687	64	108,751	86,357	297	86,654
Sales, marketing and support	393,420	733	394,153	337,566	211	337,777
General and administrative	125,538	(113)	125,425	106,516	(717)	105,799
Amortization of other intangible assets	11,622	—	11,622	6,204	—	6,204
In-process research and development	7,000	—	7,000	19,100	—	19,100

Total operating expenses	646,267	684	646,951	555,743	(209)	555,534

Income from operations	204,491	(819)	203,672	158,991	(24)	158,967
Interest income	23,614	—	23,614	14,274	—	14,274
Interest expense	(2,229)	(197)	(2,426)	(4,367)	(170)	(4,537)
Write-off of deferred debt issuance costs	—	—	—	(7,219)	—	(7,219)
Other (expense) income, net	(368)	(138)	(506)	2,754	97	2,851

Income before income taxes	225,508	(1,154)	224,354	164,433	(97)	164,336
Income taxes	59,168	(423)	58,745	32,887	162	33,049
Net income	$166,340	$(731)	$165,609	$131,546	$(259)	$131,287

Earnings per share:
Basic	$0.97	$(0.01)	$0.96	$0.78	$—	$0.78

Diluted	$0.93	$—	$0.93	$0.75	$—	$0.75

Weighted average shares outstanding:
Basic	172,221	—	172,221	168,868	—	168,868

Diluted	178,036	(265)	177,771	174,734	(360)	174,374

Shares used for purposes of computing the diluted earnings per share are different in this Annual Report on Form 10-K for the year ended December 31, 2006 as unearned stock compensation, significant amounts of which were recorded as part of the restatement have been presented in stockholders’ equity, is considered proceeds for purposes of applying the treasury stock method to determine incremental common shares to be included in diluted shares in periods in which the Company has reported net income.

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The restatement did not impact net cash flows from operating, investing or financing activities. However, certain items within net cash provided by operating activities were impacted by the adjustments. The following table presents the effects of the stock-based compensation and related tax adjustments made to the Company’s previously reported consolidated cash flows from operating activities(in thousands):

	December 31,
	2005			2004
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Operating Activities
Net income	$166,340	$(731)	$165,609	$131,546	$(259)	$131,287
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	28,388	—	28,388	12,331	—	12,331
Depreciation and amortization of property and equipment	21,970	—	21,970	21,247	—	21,247
Stock-based compensation expense	4,261	3,142	7,403	26	6,226	6,252
Accretion of original issue discount and amortization of financing cost	483	—	483	4,318	—	4,318
Write-off of deferred debt issuance costs	—	—	—	7,219	—	7,219
In-process research and development	7,000	—	7,000	19,100	—	19,100
Provision for doubtful accounts	146	—	146	1,108	—	1,108
Provision for product returns	5,954	—	5,954	6,663	—	6,663
Provision for inventory reserves	383	—	383	428	—	428
Deferred income tax benefit	(14,348)	(423)	(14,771)	(2,360)	161	(2,199)
Tax effect of stock-based compensation	38,336	(3,291)	35,045	20,875	(4,433)	16,442
Other non-cash items	(325)	—	(325)	323	—	323

Total adjustments to reconcile net income to net cash provided by operating activities	92,248	(572)	91,676	91,278	1,954	93,232
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(28,424)	—	(28,424)	(25,312)	—	(25,312)
Inventories	(1,707)	—	(1,707)	(80)	—	(80)
Prepaid expenses and other current assets	2,482	—	2,482	9,252	—	9,252
Other assets	234	—	234	(456)	—	(456)
Deferred tax assets, net	2,111	3,430	5,541	12,249	4,336	16,585
Accounts payable	12,052	—	12,052	(1,467)		(1,467)
Accrued expenses	(3,206)	(2,127)	(5,333)	6,533	(6,031)	502
Income tax payable	(868)	—	(868)	(3,303)	—	(3,303)
Deferred revenues	54,864	—	54,864	54,118	—	54,118
Other liabilities	(2,983)	—	(2,983)	(9,077)	—	(9,077)

Total changes in operating assets and liabilities, net of effects of acquisitions	34,555	1,303	35,858	42,457	(1,695)	40,762

Net cash provided by operating activities	$293,143	$—	$293,143	$265,281	$—	$265,281

3. SIGNIFICANT ACCOUNTING POLICIES

Consolidation Policy

The consolidated financial statements of the Company include the accounts of its wholly-owned subsidiaries in the Americas, Europe, the Middle East and Africa (“EMEA”) and Asia-Pacific. All significant transactions and balances between the Company and its subsidiaries have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents at December 31, 2006 and 2005 consist of marketable securities, which are primarily money market funds, commercial paper, agency securities, corporate securities and municipal securities with initial or remaining contractual maturities when purchased of three months or less. The Company minimizes its credit risk associated with cash and cash equivalents by investing primarily in investment grade, highly liquid instruments.

Restricted Cash Equivalents and Investments

Restricted cash equivalents and investments at December 31, 2006 and 2005 are primarily comprised of $62.8 million in investment securities and cash equivalents pledged as collateral for specified obligations under the Company’s synthetic lease

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

arrangement. The Company maintains the ability to manage the composition of the restricted cash equivalents and investments within certain limits and to withdraw and use excess investment earnings from the restricted collateral for operating purposes. For further information, see Note 11.

Investments

Short-term and long-term investments at December 31, 2006 and 2005 primarily consist of corporate securities, agency securities, commercial paper, municipal securities and government securities. Investments classified as available-for-sale are stated at fair value with unrealized gains and losses, net of taxes, reported in accumulated other comprehensive income (loss). Investments classified as held-to-maturity are stated at amortized cost. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 95, Statement of Cash Flows, the Company classifies available-for-sale securities, including its investments in auction rate securities that are available to meet the Company’s current operational needs, as short-term. The Company does not recognize changes in the fair value of its investments in income unless a decline in value is considered other-than-temporary in accordance with the Financial Accounting Standards Board (the “FASB”) Staff Position 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.

The Company minimizes its credit risk associated with investments by investing primarily in investment grade, highly liquid securities. The Company’s policy is designed to limit exposure to any one issuer depending on credit quality. Periodic evaluations of the relative credit standing of those issuers are considered in the Company’s investment strategy. The Company uses information provided by third parties to adjust the carrying value of certain of its investments and derivative instruments to fair value at the end of each period. Fair values are based on valuation models that use market quotes and, for certain investments, assumptions as to the creditworthiness of the entities issuing those underlying instruments.

Accounts Receivable

The Company’s accounts receivable are due from value-added resellers, distributors and end customers. Collateral is not required. Product returns are provided for in the consolidated financial statements and have historically been within management’s expectations. The Company also maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make payments. The Company periodically reviews these estimated allowances, including an analysis of the customers’ payment history and creditworthiness. The allowance for doubtful accounts was $2.4 million and $2.1 million as of December 31, 2006 and 2005, respectively. If the financial condition of a significant distributor or customer were to deteriorate, the Company’s operating results could be adversely affected. No distributor or customer accounted for more than 10% of gross accounts receivable at December 31, 2006 or 2005.

Inventory

Inventories are stated at the lower of cost or market on a first-in, first out basis and primarily consist of finished goods. As of December 31, 2006 and 2005, the provision to reduce obsolete or excess inventories to market was $5.2 million and $0.6 million, respectively.

Property and Equipment

Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which is generally three years for computer equipment, software, office equipment and furniture, the lesser of the lease term or five years for leasehold improvements, which is the estimated useful life, seven years for the Company’s enterprise resource planning system and 40 years for buildings. Depreciation expense was $27.4 million, $22.0 million and $21.2 million for 2006, 2005 and 2004, respectively.

During 2006 and 2005, the Company retired $3.3 million and $8.0 million, respectively, in property and equipment that were no longer in use. At the time of retirement, the remaining net book value of these assets was immaterial and no asset retirement obligations were associated with them.

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and equipment consist of the following:

	December 31,
	2006	2005
	(In thousands)
Buildings	$17,781	$17,781
Computer equipment	86,001	66,594
Software	68,185	53,479
Equipment and furniture	21,453	19,401
Leasehold improvements	46,532	39,075
Land	9,062	9,062

	249,014	205,392
Less accumulated depreciation and amortization	(156,434)	(131,665)

	$92,580	$73,727

Long-Lived Assets

The Company reviews for impairment of long-lived assets and certain identifiable intangible assets to be held and used whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss is based on the fair value of the asset compared to its carrying value. Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. During 2006, 2005 and 2004, the Company did not recognize any impairment charges associated with its long-lived or intangible assets.

Goodwill

The Company accounts for goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142, requires that goodwill and certain intangible assets are not amortized, but are subject to an annual impairment test. At December 31, 2006 and 2005, the Company had $631.7 million and $592.0 million of goodwill, respectively. There was no impairment of goodwill as a result of the annual impairment tests completed during the fourth quarters of 2006 and 2005. Excluding goodwill, the Company has no intangible assets deemed to have indefinite lives. Substantially all of the Company’s goodwill at December 31, 2006 and December 31, 2005 was associated with the Americas and Online Services reportable segments. See Note 4 for acquisitions and Note 13 for segment information.

Intangible Assets

The Company has intangible assets with finite lives that are recorded at cost, less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally three to seven years, except for patents, which are amortized over the lesser of their remaining life or ten years. In accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, the Company records acquired core and product technology at net realizable value and reviews this technology for impairment on a periodic basis by comparing the estimated net realizable value to the unamortized cost of the technology. There has been no impairment of these assets for any of the periods presented.

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible assets consist of the following (in thousands):

	December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Core and product technologies	$137,071	$55,301	5.58 years
Other	85,754	37,062	5.29 years

Total	$222,825	$92,363	5.47 years

	December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Core and product technologies	$165,975	$84,255	5.27 years
Other	81,254	25,641	4.88 years

Total	$247,229	$109,896	5.14 years

Other intangible assets consist primarily of customer relationships, trade names, covenants not to compete and patents. Amortization of product related intangible assets includes amortization of core and product technologies and patents and is reported as a cost of revenues in the accompanying consolidated statements of income. Amortization of other intangible assets includes amortization of customer relationships, trade names and covenants not to compete and is reported as an operating expense in the accompanying consolidated statements of income.

Estimated future annual amortization expense is as follows (in thousands):

Year ending December 31,
2007	$33,319
2008	30,245
2009	25,609
2010	22,205
2011	11,686

During 2006, the Company retired approximately $56.8 million of fully amortized intangible assets that were no longer in use from its books. During 2004, the Company reclassified certain acquired intangible assets to goodwill to adjust the purchase price allocation resulting from a 2001 acquisition. The adjustment resulted in a $4.4 million reduction of amortization expense, net of related tax effect of $2.8 million in 2004.

Software Development Costs

SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, requires certain software development costs to be capitalized upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment by management with respect to certain external factors such as anticipated future revenue, estimated economic life, and changes in software and hardware technologies. Software development costs incurred beyond the establishment of technological feasibility have not been significant.

The Company accounts for software developed for internal use pursuant to the American Institute of Certified Public Accountants Statement of Position (“SOP”) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Pursuant to SOP No. 98-1, the Company capitalizes external direct costs of materials and services used in the project and internal costs such as payroll and benefits of those employees directly associated with the development of internal use software and software developed related to its online service offerings. The amount of costs capitalized in 2006 and 2005 relating to internal use software was $18.7 million and $7.2 million, respectively. These costs are being amortized over the estimated useful life of the software, which is generally three to seven years, and are included in property and equipment in the accompanying consolidated balance sheets.

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

The Company’s software products are purchased by medium and small-sized businesses, with a minimal number of locations, and larger business enterprises with more complex multiserver environments that deploy the Company’s software products on a departmental or enterprise-wide basis. Products may be delivered indirectly by channel distributors or original equipment manufacturers or directly to the end-user by the Company via packaged product or download from the Company’s Website. The Company’s appliance products are integrated with software that is essential to the functionality of the equipment. The Company provides license updates for appliances, which include unspecified software upgrades and enhancements through its maintenance contracts. Accordingly, for these appliances, the Company accounts for revenue in accordance with SOP No. 97-2, “Software Revenue Recognition, (as amended by SOP 98-4 and SOP 98-9)” and all related interpretations, as described in detail below. The Company’s online services are purchased by small and medium sized businesses, as well as, individuals and are centrally hosted on the Company’s Websites.

Revenue is recognized when it is earned. The Company’s revenue recognition policies are in compliance with SOP 97-2 and related amendments and interpretations. In addition, the Company’s online services revenue is recognized in accordance with Emerging Issues Task Force (“EITF”) No. 00-3, Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware. The Company recognizes revenue when all of the following criteria are met: persuasive evidence of the arrangement exists; delivery has occurred and the Company has no remaining obligations; the fee is fixed or determinable; and collectibility is probable. The Company defines these four criteria as follows:

•

Persuasive evidence of the arrangement exists. The Company recognizes revenue on packaged products and appliances upon shipment to distributors and resellers. For packaged product and appliance sales, it is the Company’s customary practice to require a purchase order from distributors and resellers who have previously negotiated a master packaged product distribution or resale agreement. For electronic and paper license arrangements, the Company typically requires a purchase order from the distributor, reseller or end-user (depending on the arrangement) and an executed product license agreement from the end-user. For technical support, product training and consulting services, the Company requires a purchase order and an executed agreement. For online services, the Company requires the customer or the reseller to electronically accept the terms of an online services agreement or execute a contract.

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

•

The fee is fixed or determinable. In the normal course of business, the Company does not provide customers the right to a refund of any portion of their license fees or extended payment terms. The Company sells license updates and services, which includes technical support, product training and consulting services, and online services separately and it determines vendor specific objective evidence (“VSOE”) of fair value by the price charged for each of these items when sold separately or based on applicable renewal rates.

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

Net revenues include the following categories: Product Licenses, License Updates, Online Services and Technical Services. Product Licenses primarily represent fees related to the licensing of the Company’s software and appliance products. These revenues are reflected net of sales allowances, cooperative advertising agreements and provisions for stock balancing return rights. License

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Updates consist of fees related to the Subscription Advantage program that are recognized ratably over the term of the contract, which is typically 12-24 months. Subscription Advantage is a renewable program that provides subscribers with immediate access to software upgrades, enhancements and maintenance releases when and if they become available during the term of the contract. Online Services revenues consist primarily of fees related to online service agreements and are recognized ratably over the contract term. Technical Services revenues are comprised of fees from technical support services which are recognized ratably over the contract term as well as revenues from product training and certification, and consulting services revenue related to implementation of the Company’s products, which is recognized as the services are provided.

The Company licenses most of its products bundled with a one year contract for license updates that provide the end-user with free enhancements and upgrades to the licensed product on a when and if available basis. Customers may also elect to purchase subscriptions for license updates, when not bundled with the initial product release or purchase, technical support, product training or consulting services. The Company allocates revenue to license updates and any other undelivered elements of the arrangement based on VSOE of fair value of each element and such amounts are deferred until the applicable delivery criteria and other revenue recognition criteria described above have been met. The balance of the revenue, net of any discounts inherent in the arrangement, is recognized at the outset of the arrangement using the residual method as the product licenses are delivered. If management cannot objectively determine the fair value of each undelivered element based on the VSOE of fair value, revenue recognition is deferred until all elements are delivered, all services have been performed, or until fair value can be objectively determined.

In the normal course of business, the Company does not permit product returns, but it does provide most of its distributors with stock balancing and price protection rights. Stock balancing rights permit distributors to return products to the Company by the forty-fifth day of the fiscal quarter, subject to ordering an equal dollar amount of the Company’s other products prior to the last day of the same fiscal quarter. Price protection rights require that the Company grant retroactive price adjustments for inventories of products held by distributors if it lowers prices for such products. The Company establishes provisions for estimated returns for stock balancing and price protection rights, as well as other sales allowances, concurrently with the recognition of revenue. The provisions are established based upon consideration of a variety of factors, including, among other things, recent and historical return rates for both, specific products and distributors, estimated distributor inventory levels by product, the impact of any new product releases and projected economic conditions. Actual product returns for stock balancing and price protection provisions incurred are, however, dependent upon future events, including the amount of stock balancing activity by distributors and the level of distributor inventories at the time of any price adjustments. The Company continually monitors the factors that influence the pricing of its products and distributor inventory levels and makes adjustments to these provisions when it believes actual returns and other allowances could differ from established reserves. The Company’s ability to recognize revenue upon shipment to distributors is predicated on its ability to reliably estimate future stock balancing returns. If actual experience or changes in market condition impairs the Company’s ability to estimate returns, it would be required to defer the recognition of revenue until the delivery of the product to the end-user. Allowances for estimated product returns amounted to approximately $1.7 million and $2.3 million at December 31, 2006 and December 31, 2005, respectively. The Company has not reduced and has no current plans to reduce its prices for inventory currently held by distributors. Accordingly, there were no reserves required for price protection at December 31, 2006 and 2005. The Company also records estimated reductions to revenue for customer programs and incentive offerings including volume-based incentives. If market conditions were to decline, the Company could take actions to increase its customer incentive offerings, which could result in an incremental reduction to revenue at the time the incentive is offered.

Product Concentration

The Company derives a substantial portion of its revenues from its Presentation Server product and anticipates that this product and future derivative products and product lines based upon this technology will continue to constitute a majority of its revenue. The Company could experience declines in demand for products, whether as a result of general economic conditions, new competitive product releases, price competition, lack of success of its strategic partners, technological change or other factors.

Cost of Revenues

Cost of product license revenues consists primarily of hardware, product media and duplication, manuals, packaging materials, shipping expense, server capacity costs and royalties. In addition, the Company is a party to licensing agreements with various entities, which give the Company the right to use certain software code in its products or in the development of future products in exchange for the payment of fixed fees or amounts based upon the sales of the related product. The licensing agreements generally have terms ranging from one to five years, and generally include renewal options. However, some agreements may be perpetual unless expressly terminated. Royalties and other costs related to these agreements are included in cost of revenues. Cost of services revenue consists primarily of compensation and other personnel-related costs of providing technical support and consulting, as well as, the Company’s online services. Also included in cost of revenues is amortization of product related intangible assets which includes acquired core and product technology and associated patents.

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Foreign Currency

The functional currency of each of the Company’s wholly-owned foreign subsidiaries is the U.S. dollar. Monetary assets and liabilities of the subsidiaries are remeasured into U.S. dollars at year end exchange rates, and revenues and expenses are remeasured at average rates prevailing during the year. Remeasurement and foreign currency transaction (losses) gains of approximately $(0.2) million, $(0.4) million and $1.8 million for the years ended December 31, 2006, 2005, and 2004, respectively, are included in other (expense) income, net, in the accompanying consolidated statements of income.

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

Advertising Expense

The Company expenses advertising costs as incurred. The Company has cooperative advertising agreements with certain distributors and resellers whereby the Company will reimburse distributors and resellers for qualified advertising of Citrix products. The Company also has advertising agreements with, and purchases advertising from, online media providers to advertise its online services products. Reimbursement is made once the distributor, reseller or provider provides substantiation of qualified expenditures. The Company estimates the impact of these expenses and recognizes them at the time of product sales as a reduction of net revenue or as a component of sales, marketing and support expenses in the accompanying consolidated statements of income. The Company recognized advertising expenses of approximately $54.2 million, $38.8 million and $35.2 million, during the years ended December 31, 2006, 2005 and 2004, respectively.

Income Taxes

The Company estimates income taxes based on rates in effect in each of the jurisdictions in which it operates. Deferred income tax assets and liabilities are determined based upon differences between the financial statement and income tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The realization of deferred tax assets is based on historical tax positions and expectations about future taxable income. Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria of SFAS No. 109, Accounting for Income Taxes.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant estimates made by management include the provision for doubtful accounts receivable, provision for estimated returns for stock balancing and price protection rights, as well as other sales allowances, the assumptions used in the

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

valuation of stock-based awards, the valuation of the Company’s goodwill, net realizable value of core and product technology, the provision for vacant facility costs, the provision for income taxes and the amortization and depreciation periods for intangible and long-lived assets. While the Company believes that such estimates are fair when considered in conjunction with the consolidated financial position and results of operations taken as a whole, the actual amounts of such estimates, when known, will vary from these estimates.

Accounting for Stock-Based Compensation

The Company has various stock-based compensation plans for its employees and outside directors. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, Share-Based Payment, and related interpretations using the modified-prospective transition method. Under that method, compensation cost recognized in 2006 includes (a) compensation cost for all stock-based awards granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (b) compensation cost for all stock-based awards granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Results for prior periods have not been restated. Prior to January 1, 2006, the Company accounted for its stock-based compensation plans under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation. The Company did not recognize compensation cost related to stock options granted to its employees and non-employee directors that had an exercise price equal to or above the market value of the underlying common stock on the date of grant in its consolidated statement of income prior to January 1, 2006. See Note 7 for further information regarding the Company’s stock-based compensation plans.

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

4. ACQUISITIONS

2006 Acquisitions

During 2006, the Company acquired all of the issued and outstanding capital stock of two privately held companies, Reflectent Software, Inc., a provider of solutions to monitor the real-time performance of client-server, Web and desktop applications from an end-user perspective, and Orbital Data Corporation, a provider of solutions that optimize the delivery of applications over wide area networks, (the “2006 Acquisitions”). The 2006 Acquisitions strengthen the Company’s Application Delivery Infrastructure products which are designed to offer comprehensive solutions across all dimensions of application delivery. The total consideration for the 2006 Acquisitions was $68.0 million comprised of cash paid of $65.1 million and other costs related primarily to estimated direct transaction costs of $2.9 million including approximately $0.3 million related to stock-based awards that were granted and vested upon consummation of the acquisitions. As part of the 2006 Acquisitions, the Company assumed approximately 0.4 million non-vested stock-based awards upon the closing of the transaction. See Note 7 for more information regarding the stock-based awards assumed. Revenues from the acquired products are primarily included in the Company’s Product License revenue and Technical Services revenue in the accompanying consolidated statements of income. The sources of funds for consideration paid in these transactions consisted of available cash and investments. The 2006 Acquisitions results of operations have been included in the Company’s consolidate results of operations beginning after the date of the respective acquisitions and are not significant in relation to the Company’s consolidated financial statements. Accordingly, they are excluded from the pro forma disclosures presented below.

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under the purchase method of accounting, the purchase price for the 2006 Acquisitions was allocated to the acquired companies’ net tangible and intangible assets based on their estimated fair values as of the date of the completion of the respective acquisition. The allocation of the total purchase price is summarized below (in thousands):

	Purchase Price Allocation	Asset Life
Current assets	$5,153
Property and equipment	1,595	Various
Other assets	4,543
In-process research and development	1,000
Intangible assets	20,910	3-6 years
Goodwill	44,353	Indefinite

Assets acquired	77,554
Current liabilities assumed	(9,530)

Net assets acquired, including direct transaction costs	$68,024

Current assets acquired and current liabilities assumed in connection with the 2006 Acquisitions consisted mainly of short-term investments, accounts receivable, inventory, other accrued expenses, short-term debt and deferred revenues. Other assets consisted primarily of deferred tax assets. The $44.4 million of goodwill related to the 2006 Acquisitions was assigned to the Company’s Americas segment and is not deductible for tax purposes. See Note 13 for segment information.

Identifiable intangible assets purchased in the 2006 Acquisitions, in thousands, and their weighted average lives are as follows:

		Weighted Life
Covenants not to compete	$110	3.0 years
Trade name	400	5.0 years
Customer relationships	3,100	4.7 years
Core and product technologies	17,300	5.7 years

Total	$20,910

2005 Acquisitions

During 2005, the Company acquired all of the issued and outstanding capital stock of two privately held companies, NetScaler, Inc. and Teros, Inc. (the “2005 Acquisitions”) for a total of $172.8 million in cash, 6.6 million shares of the Company’s common stock valued at $154.8 million and estimated direct transaction costs of $6.2 million. The Company also assumed $20.6 million in non-vested stock-based compensation upon the closing of the NetScaler transaction that was accounted for in accordance with FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB Opinion No. 25) and was recorded as deferred compensation in the accompanying 2005 consolidated balance sheet. The assumed awards had an excess of fair value over intrinsic value of $0.5 million, which is reflected in the total consideration for the transaction. In addition, in 2006, the Company received an immaterial number of shares related to non-tendering payees of the 2005 Acquisitions. The 2005 Acquisitions further extend the Company’s Application Delivery Infrastructure, which are designed to offer comprehensive solutions across all dimensions of application delivery. Revenues from the acquired products are primarily included in the Company’s Product License revenue and Technical Services revenue in the accompanying consolidated statements of income. In connection with the 2005 Acquisitions, the Company allocated $230.0 million to goodwill, $40.2 million to core technology and $35.8 million to other intangible assets. The Company assigned all of the goodwill to its Americas segment.

2004 Acquisitions

During 2004, the Company acquired all of the issued and outstanding capital stock of two privately held companies Net6, Inc., a leader in providing secure access gateways and Expertcity.com, Inc., a leader in Web-based desktop access, as well as, a leader in Web-based meeting and customer assistance services (the “2004 Acquisitions”). The consideration for the 2004 Acquisitions was

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$291.0 million comprised of $161.8 million in cash, $6.1 million of direct transaction costs and 5.8 million shares of the Company’s common stock valued at $124.8 million. The common stock valued at $124.8 million included $118.0 million related to the initial purchase price and the remaining balance is primarily related to additional common stock earned by Expertcity.com, Inc., upon the achievement of certain revenue and other financial milestones during 2004 pursuant to the applicable merger agreement, which were issued in March 2005. The fair value of the common stock earned as additional purchase price consideration was recorded as goodwill on the date earned. In connection with the 2004 Acquisitions, the Company allocated $195.1 million to goodwill, $38.7 million to core and product technology and $32.4 million to other intangible assets. The Company assigned $31.7 million of the goodwill to its Americas segment and $163.4 million of the goodwill to its Citrix Online Division. The sources of funds for consideration paid in these transactions consisted of available cash and investments and the Company’s authorized common stock. There is no additional contingent consideration related to the transactions.

2005 and 2004 Acquisitions Pro Forma Disclosure

The results of operations of the 2005 and 2004 Acquisitions were included in the Company’s results of operations beginning after their respective acquisition dates and are reflected for the full year 2006. The following unaudited pro forma information combines the consolidated results of operations of Citrix and the companies that it acquired as if the acquisitions had occurred at the beginning of fiscal year 2004 (in thousands, except per share data):

	December 31,
	2005	2004
	(Restated)	(Restated)
Revenues	$934,039	$770,339
Income from operations	168,367	89,498
Net income	141,617	85,023
Per share - basic	0.80	0.48
Per share - diluted	0.77	0.47

Purchase Accounting for Acquisitions

The fair values used in determining the purchase price allocation for certain intangible assets for the Company’s acquisitions were based on estimated discounted future cash flows, royalty rates and historical data, among other information. Purchased in-process research and development (“IPR&D”) of $1.0 million, $7.0 million and $19.1 million was expensed immediately upon the closing of the 2006 Acquisitions, 2005 Acquisitions and 2004 Acquisitions, respectively, in accordance with FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method, due to the fact that it pertained to technology that was not currently technologically feasible, meaning it had not reached the working model stage, did not contain all of the major functions planned for the product, was not ready for initial customer testing and had no alternative future use. The fair value assigned to IPR&D was determined using the income approach, which includes estimating the revenue and expenses associated with a project’s sales cycle and by estimating the amount of after-tax cash flows attributable to the projects. The future cash flows were discounted to present value utilizing an appropriate risk-adjusted rate of return, which ranged from 17% to 25%. The rate of return included a factor that takes into account the uncertainty surrounding the successful development of the IPR&D.

Ardence Delaware, Inc.

On January 5, 2007, the Company acquired all of the issued and outstanding capital stock of Ardence Delaware, Inc. (“Ardence”), a leading provider of solutions that allow information technology administrators to set up and configure PCs, servers, and Web servers in real time from a centrally managed source. This acquisition strengthens the Company’s application delivery capabilities with more robust streaming and provisioning technologies that improve information technology agility, increase security and reliability, and offer new options for how businesses deliver applications and desktops to end-users. The consideration paid to the stockholders of Ardence in this transaction was cash of approximately $50.6 million. In addition, the Company incurred approximately $2.0 million in acquisition related costs and it assumed approximately 0.2 million unvested stock-based instruments, each of which will be exercisable for the right to receive one share of the Company’s common stock upon vesting.

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

XenSource, Inc., Acquisition

On August 14, 2007, the Company signed a definitive agreement to acquire XenSource, Inc. (“XenSource”) a privately held leader in enterprise-grade virtual infrastructure solutions. The acquisition will move the Company into adjacent server and desktop virtualization markets that will allow it to extend its leadership in the broader Application Delivery Infrastructure market by adding key enabling technologies that make the end-to-end computing environment more flexible, dynamic and responsive to business change. The closing of the acquisition is targeted for the fourth quarter of 2007 and is subject to XenSource stockholder and regulatory approvals. The acquisition has received clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The Company plans to fund the acquisition through the use of its available cash and stock. In accordance with the terms of the agreement, the Company will issue approximately 4.2 million shares of its common stock to the stockholders of XenSource and they will receive approximately $175.5 million in cash consideration. The number of shares, however, could increase to 6.5 million and the cash consideration could decrease to $92.5 million if certain conditions in the agreement are satisfied prior to the closing of the acquisition. In addition, in connection with the acquisition, the Company will issue approximately 1.4 million unvested shares of the Company’s common stock and it will assume approximately 3.4 million stock options each of which will be exercisable for the right to receive one share of the Company’s common stock upon vesting. Transaction costs associated with the acquisition are currently estimated at $3.7 million. In addition, the Company estimates that it will expense approximately $8.0 to $10.0 million in IPR&D upon the closing of the transaction.

The Sevin Rosen funds, a venture capital firm, is a stockholder in XenSource. Stephen Dow, a member of the Company’s Board of Directors, is a general partner of the Sevin Rosen funds and does not directly hold any interest in XenSource. Although the Sevin Rosen funds are represented on the Board of Directors of XenSource, Mr. Dow is not a director of XenSource. The Company’s acquisition of XenSource, if closed, will provide a return to all partners of the Sevin Rosen funds, including Mr. Dow. Subject to certain assumptions, the Company currently estimates that the potential allocation to Mr. Dow through the general partner entities of the Sevin Rosen funds related to the Merger is approximately $1.9 million. Mr. Dow has been on the Company’s Board of Directors since 1989 and currently owns 262,349 shares of its common stock. Mr. Dow did not attend the meeting at which the Company’s Board approved the transaction and recused himself from the vote to approve the transaction. Consistent with the Company's policies and the charter of the Nominating and Corporate Governance Committee of the Company's Board of Directors, the acquisition of XenSource was reviewed and approved by the Nominating and Corporate Governance Committee. There are no material relationships among the Company and XenSource or any of their respective affiliates or any of the parties to the agreement to acquire XenSource and related agreements, other than in respect of such agreements themselves and as disclosed herein.

5. CASH AND INVESTMENTS

Cash and cash equivalents and investments consist of the following:

	December 31,
	2006	2005
	(In thousands)
Cash and cash equivalents:
Money market funds	$166,097	$74,097
Commercial paper	145,238	385,873
Cash	28,761	38,333
Agency securities	19,586	18,317
Municipal securities	2,854	2,976
Corporate securities	2,769	20,211

Total	$365,305	$539,807

Reported as:
Cash and cash equivalents	$349,054	$484,035

Restricted cash equivalents and investments	$16,251	$55,772

Short-term investments:
Corporate securities	$100,197	$—
Agency securities	55,709	7,956
Commercial paper	28,785	—
Municipal securities	11,150	18,900

Total	$195,841	$26,856

Reported as:
Short-term investments	$152,652	$18,900

Restricted cash equivalents and investments	$43,189	$7,956

Long-term investments:
Corporate securities	$159,879	$50,000
Agency securities	76,774	—
Government securities (1)	6,191	—
Other	1,831	1,286
Municipal securities	1,375	—

Total	$246,050	$51,286

Reported as:
Long-term investments	$241,675	$51,286

Restricted cash equivalents and investments	$4,375	$—

(1)	Includes investments in United States securities.

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s investments are classified as available-for-sale and are recorded at fair value. During 2005, the Company sold $193.9 million of fixed rate available-for-sale investments. Simultaneous with the sale of the investments, the Company also terminated the related interest rate swaps. The realized net gain related to the sale of the investments and the termination of the interest rate swaps was not material. Gross realized gains and losses on sales of securities during 2006, 2005 and 2004 were not material. At December 31, 2006, the average original contractual maturity of the Company’s short-term available-for-sale investments was approximately 12 months. The Company’s long-term available-for-sale investments at December 31, 2006 included $241.7 million of investments with original contractual maturities ranging from one to 37 years. The average remaining maturities of the Company’s short-term and long-term available-for-sale investments, including restricted investments, at December 31, 2006 were approximately five months and ten years, respectively. In addition, included in short-term available-for-sale investments are auction rate securities of $13.2 million that generally reset every seven to 35 days. The Company also owns $1.8 million in equity investments not due at a single maturity date classified as long-term investments at December 31, 2006.

The Company has investments in two instruments with an aggregate face value of $50.0 million that include structured credit risk features related to certain referenced entities. Under the terms of these debt instruments, the Company assumes the default risk, above a certain threshold, of a portfolio of specific referenced issuers in exchange for a fixed yield that is added to the London Interbank Offered Rate (“LIBOR”)-based yield on the debt instrument. In the event of default by any of the underlying referenced issuers above specified amounts, the Company will pay the counterparty an amount equivalent to its loss, not to exceed the face value of the instrument. The primary risk associated with these instruments is the default risk of the underlying issuers. The credit ratings of these instruments are equivalent to the likelihood of an event of default under “AAA” or “AA” rated individual securities. The purpose of these instruments is to provide additional yield on certain of the Company’s available-for-sale investments. These instruments mature in November 2007 and February 2008. To date there have been no credit events for the underlying referenced entities resulting in losses to the Company. The Company separately accounts for changes in the fair value of the investments and as of December 31, 2006 and 2005 there was no material change in fair value.

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

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,
	2006	2005
		(restated)
	(In thousands)
Accrued compensation and employee benefits	$47,425	$39,473
Accrued cooperative advertising and marketing programs	17,017	14,539
Accrued taxes	44,102	42,765
Other	37,120	34,530

	$145,664	$131,307

7. EMPLOYEE STOCK-BASED COMPENSATION AND BENEFIT PLANS

Plans

The Company’s stock-based compensation program is a broad based, long-term retention program that is intended to attract and reward talented employees and align stockholder and employee interests. As of December 31, 2006, the Company had two stock-based compensation plans under which it was granting stock options, shares of non-vested stock and non-vested stock units. The Company is currently granting stock-based awards from its 2005 Equity Incentive Plan (as amended, the “2005 Plan”) and 2005 Employee Stock Purchase Plan (the “2005 ESPP”). Upon certain of the Company’s acquisitions, it assumed several plans from the acquired companies. The Company’s Board of Directors has provided that no new awards will be granted under the Company’s acquired stock plans or its superseded and expired stock plans (including the Amended and Restated 1995 Stock Plan, Second Amended and Restated 2000 Director and Officer Stock Option and Incentive Plan, Second Amended and Restated 1995 Non-Employee Director Stock Option Plan and Third Amended and Restated 1995 Employee Stock Purchase Plan (the “1995 ESPP”)). Awards previously granted under the Company’s superseded and expired stock plans that are still outstanding, however, typically expire ten years from the date of grant and will continue to be subject to all the terms and conditions of such plans, as applicable. During the second quarter of 2006, the Company began awarding non-vested stock units and non-vested stock awards with performance measures to certain senior members of management as part of its overall compensation program. In addition, during the second quarter of 2006, the Company also began awarding its non-employee directors non-vested stock units with service based vesting.

Under the terms of the 2005 Plan, the Company is authorized to grant incentive stock options (“ISOs”), non-qualified stock options (“NSOs”), non-vested stock, non-vested stock units, stock appreciation rights (“SARs”), performance units and to make stock-based awards to full and part-time employees of the Company and its subsidiaries or affiliates, where legally eligible to participate, as well as consultants and non-employee directors of the Company. Currently, the 2005 Plan provides for the issuance of a maximum of 15,500,000 shares of common stock of which 5,400,000 was authorized by the Company’s Board of Directors in February 2006 and its stockholders in May 2006. On February 7, 2007, subject to stockholder approval, the Board of Directors approved a second amendment to the 2005 Plan (the “Plan Amendment”) to (i) increase the aggregate number of shares of Common Stock authorized for issuance under the 2005 Plan by an additional 5,400,000 shares and (ii) increase the aggregate number of shares of Common Stock issuable pursuant to restricted stock, restricted stock units, performance units or stock grants by an additional 1,000,000 shares of Common Stock. The Company is requesting that the stockholders vote to approve the Plan Amendment to increase the number of shares reserved for issuance under the 2005 Plan by 5,400,000 shares and to increase the number of shares issuable pursuant to restricted stock, restricted stock units, performance units or stock grants by 1,000,000 shares. Under the 2005 Plan, ISOs must be granted at exercise prices no less than fair market value on the date of grant, except for ISOs granted to employees who own more than 10% of the Company’s combined voting power, for which the exercise prices must be no less than 110% of the market value at the date of grant. NSOs and SARs must be granted at no less than market value on the date of grant, or in the case of SARs in tandem with options, at the exercise price of the related option. Non-vested stock awards may be granted for such consideration in cash, other property or services, or a combination thereof, as determined by the Company’s Compensation Committee of its Board of Directors. All stock-based awards are exercisable upon vesting. As of December 31, 2006, there were 35,234,053 shares of common stock reserved for issuance pursuant to the Company’s stock-based compensation plans and the Company had authorization under its 2005 Plan to grant 8,109,970 additional stock-based awards.

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The 2005 ESPP was originally adopted by the Company’s Board of Directors and approved by the Company’s stockholders in 2005. The 2005 ESPP replaced the Company’s 1995 ESPP under which no more shares may be granted. Under the 2005 ESPP, all full-time and certain part-time employees of the Company are eligible to receive options to purchase common stock of the Company twice per year at the end of a six month payment period (a “Payment Period”). During each Payment Period, eligible employees who so elect may authorize payroll deductions in an amount no less than 1% nor greater than 10% of his or her base pay for each payroll period in the Payment Period. At the end of each Payment Period, the accumulated deductions are used to purchase shares of common stock from the Company up to a maximum of 12,000 shares for any one employee during a Payment Period. Shares are purchased at a price equal to 85% of the fair market value of the Company’s common stock on the last business day of a Payment Period. Employees who, after exercising their rights to purchase shares of common stock under the 2005 ESPP, would own shares of 5% or more of the voting power of the Company’s common stock, are ineligible to participate under the 2005 ESPP. The 2005 ESPP provides for the issuance of a maximum of 10,000,000 shares of common stock. As of December 31, 2006, 338,715 shares had been issued under the 2005 ESPP.

Adoption of SFAS No. 123R and Transition

As a result of adopting SFAS No. 123R on January 1, 2006, the Company’s income before income taxes and net income for 2006 are $44.9 million and $33.8 million lower, respectively, than if the Company had continued to account for stock-based compensation under APB Opinion No. 25. The Company’s basic and diluted earnings per share for 2006 are $0.19 and $0.18, respectively lower than if the Company had continued to account for stock-based compensation under APB Opinion No. 25.

Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits from deductions resulting from the exercise of stock options as operating cash flows in its statement of cash flows. SFAS No. 123R requires that the portion of benefits resulting from tax deductions in excess of recognized compensation (the “excess tax benefits”) be presented as financing cash flows. The excess tax benefits were approximately $51.9 million, for 2006, and would have been presented as an operating cash inflow prior to the adoption SFAS No. 123R. In addition, the Company previously presented deferred compensation as a separate component of stockholders’ equity. Upon adoption, of SFAS No. 123R, the Company reclassified the balance in deferred compensation to additional paid-in capital on its accompanying condensed consolidated balance sheet.

Pro Forma Information Under SFAS No. 123 for Periods Prior to January 1, 2006

The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based awards in 2005 and 2004 (in thousands, except per share information):

	2005	2004
	(restated)	(restated)
Net income:
As reported	$165,609	$131,287
Add: Total stock-based employee compensation included in net income as reported, net of related tax effects	5,767	5,159
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(38,475)	(47,002)

Pro forma	$132,901	$89,444

Basic earnings per share:
As reported	$0.96	$0.78

Pro forma	$0.77	$0.53

Diluted earnings per share:
As reported	$0.93	$0.75

Pro forma	$0.75	$0.51

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For purposes of the pro forma calculations, the fair value of each option was estimated on the date of the grant using the Black-Scholes option-pricing model, assuming no expected dividends, and the following assumptions:

	Stock Options granted during
	2005	2004
Expected volatility factor	0.31 – 0.35	0.38 –0.49
Approximate risk free interest rate	3.7% - 4.4%	3.0%-3.5%
Expected term (in years)	3.32	3.32 – 4.76

The Company estimated the expected volatility factor based upon implied and historical data. The approximate risk free interest rate was based on the implied yield available on U.S. Treasury zero-coupon issues with remaining terms equivalent to the Company’s expected term. The expected term of the Company’s stock options was based on the historical exercise patterns considering changes in vesting periods and contractual terms. The weighted average fair value of stock options granted during 2005 and 2004 was $9.18 and $7.37, respectively. The total intrinsic value of stock options exercised during 2005 and 2004 was $62.9 million and $41.5 million, respectively. Forfeitures were recognized as they occurred.

For purposes of the pro forma calculations, the fair value of each stock-based award related to the 1995 ESPP was estimated using the Black-Scholes option-pricing model, assuming no expected dividends, and the following assumptions:

	2005	2004
Expected volatility factor	0.28 –0.33	0.36 -0.42
Approximate risk free interest rate	2.5% –3.4%	1.0% - 1.6%
Expected term	6 months	6 months

The Company estimated the expected volatility factor based on historical data. The approximate risk free interest rate was based on the implied yield available on U.S. Treasury zero-coupon issues with remaining term equivalent to the Company’s expected term. The expected term for the 1995 ESPP is the six month Payment Period. The weighted average fair value of the shares purchased under the 1995 ESPP during 2005 and 2004 was $16.48 and $15.98, respectively.

Valuation and Expense Information under SFAS No. 123R

The Company recorded stock-based compensation costs of $61.6 million and recognized a tax benefit related to stock-based compensation of $57.1 million in 2006. As required by SFAS No. 123R, the Company estimates forfeitures of employee stock options and recognizes compensation cost only for those awards expected to vest. Forfeiture rates are determined based on historical experience. Estimated forfeitures are adjusted to actual forfeiture experience as needed.

Total stock-based compensation and related deferred tax asset recognized in the Company’s consolidated statement of income in 2006 is $61.6 million and $9.6 million, respectively. The detail of the total stock-based compensation recognized by income statement classification is as follows (in thousands):

Income Statement Classifications	2006
Cost of services revenues	$2,100
Research and development	18,209
Sales, marketing and support	24,095
General and administrative	17,192

Total	$61,596

In connection with the adoption of SFAS No. 123R, the Company estimated the fair value of each stock option on the date of grant using the Black-Scholes option-pricing model, applying the following assumptions and amortizing that value to expense over the option’s vesting period using the ratable approach:

Stock Options granted during 2006
Expected volatility factor	0.30-0.37
Approximate risk free interest rate	4.5% - 4.9%
Expected term (in years)	3.00 -3.34
Expected dividend yield	0%

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For purposes of determining the expected volatility factor, the Company considered implied volatility in two-year market-traded options of the Company’s common stock based on third party volatility quotes in accordance with the provisions of Staff Accounting Bulletin (“SAB”) No. 107. The Company’s decision to use implied volatility was based upon the availability of actively traded options on the Company’s common stock and its assessment that implied volatility is more representative of future stock price trends than historical volatility. The approximate risk free interest rate was based on the implied yield available on U.S. Treasury zero-coupon issues with remaining terms equivalent to the Company’s expected term on its options. The expected term of the Company’s stock options was based on the historical employee exercise patterns. The Company also analyzed its historical pattern of option exercises based on certain demographic characteristics and determined that there were no meaningful differences in option exercise activity based on the demographic characteristics. The Company does not intend to pay dividends on its common stock in the foreseeable future. Accordingly, the Company used a dividend yield of zero in its option pricing model. The weighted average fair value of stock options granted during 2006 was $10.90.

Stock Options

As part of the Company’s 2006 Acquisitions, it assumed 186,642 options to purchase shares of its common stock, of which options to purchase 120,940 shares of common stock have a five year life and vest over three years at a rate of 33.3% of the shares underlying the option one year from date of grant and at a rate of 2.78% monthly thereafter. The remaining options assumed in the 2006 Acquisitions vest based on service at varying rates through April of 2007. All other options granted during the year were granted pursuant to the Company’s 2005 Plan. Options granted pursuant to the 2005 Plan typically have a five year life and vest over three years at a rate of 33.3% of the shares underlying the option one year from date of grant and at a rate of 2.78% monthly thereafter. A summary of the status and activity of the Company’s fixed option awards is as follows:

Options	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2005	34,305,837	$25.86	4.79
Granted	5,162,497	33.95
Exercised	(11,173,912)	19.85
Forfeited or expired	(1,416,032)	33.03

Outstanding at December 31, 2006	26,878,390	29.55	3.74	$124,686

Vested or expected to vest at December 31, 2006	24,801,668	29.46	3.70	$120,301

Exercisable at December 31, 2006	18,502,912	30.00	3.54	$98,798

The total intrinsic value of stock options exercised during 2006 was $180.0 million.

Non-vested Stock

As part of the Company’s 2005 Acquisitions, it assumed 25,179 shares of non-vested stock held by certain employees of the acquired companies. The non-vested stock assumed vests monthly based on service through October 2007 dependent upon the remaining vesting period of such non-vested stock at the time of the acquisition. As part of an overall retention program, the Company also granted 60,000 shares of non-vested stock to certain employees retained from the 2005 Acquisitions. Of the non-vested stock granted, 45,000 shares vest 50% on the first anniversary of the grant date and 50% on the second anniversary of the grant date, and the remaining 15,000 non-vested shares granted vest 50% on the first anniversary of the grant date and 50% eighteen months from the grant date. In addition to the non-vested stock the Company issued in conjunction with its 2005 Acquisitions, in 2006,

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the Company awarded shares of non-vested stock pursuant to the 2005 Plan to a certain senior member of management that vests upon achieving certain employee retention goals. If the retention goals are not achieved, no shares will be awarded and no compensation cost will be recognized and any previously recognized compensation cost will be reversed. The following table summarizes the Company’s non-vested stock activity as of December 31, 2006:

	Number of Shares	Weighted- Average Fair Value at Grant Date
Non-vested at December 31, 2005	85,179	$26.52
Granted	25,940	35.00
Vested	(63,195)	27.61
Forfeited or expired	(8,000)	27.82

Non-vested at December 31, 2006	39,924	30.03

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

In addition, during 2006, the Company awarded certain senior members of management non-vested stock units from the 2005 Plan. The number of non-vested stock units underlying each award is determined one year after the date of the award based on achievement of a specific corporate operating income goal. If the performance goal is less than 90% attained, then no non-vested stock units will be issued pursuant to the authorized award. For performance at and above 90%, the number of non-vested stock units issued will be based on a graduated slope, with the maximum number of non-vested stock units issuable pursuant to the award capped at 125% of the base number of non-vested stock units set forth in the executive’s award agreement. If the performance goal is met, the non-vested stock units will vest 33.33% on each anniversary subsequent to the date of the award. Each non-vested stock unit, upon vesting, will represent the right to receive one share of the Company’s common stock. If the performance goals are not met, no compensation cost will be recognized and any previously recognized compensation cost will be reversed. During the second quarter of 2006, the Company also awarded non-vested stock units to its non-employee directors. These units vest monthly in equal installments based on service and, upon vesting, each stock unit will represent the right to receive one share of the Company’s common stock.

The following table summarizes the Company’s non-vested stock unit activity with performance measures as of December 31, 2006:

	Number of Shares	Weighted- Average Fair Value at Grant Date
Non-vested at December 31, 2005	—	$—
Granted	323,256	34.41
Vested	(67,117)	34.52
Forfeited or expired	(15,844)	32.08

Non-vested at December 31, 2006	240,295	34.54

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2006, there was $64.8 million of total unrecognized compensation cost related to the stock options, non-vested stock and non-vested stock units. That cost is expected to be recognized over a weighted-average period of 1.92 years.

2005 ESPP

The Company estimated the fair value of the stock-based compensation related to the 2005 ESPP using the Black-Scholes option pricing model, applying the following assumptions and amortizing that value to expense over the vesting period:

2006
Expected volatility factor	0.27 –0.37
Approximate risk free interest rate	4.5% - 5.1%
Expected term	6 months
Expected dividend yield	0%

The Company estimated the expected volatility factor based on implied volatility in market traded options with remaining terms similar to the expected term of the 2005 ESPP options. The approximate risk free interest rate was based on the implied yield available on U.S. Treasury zero-coupon issues with remaining term equivalent to the expected term of the 2005 ESPP options. The expected term for the 2005 ESPP options is the six month Payment Period. The weighted average fair value of the shares purchased under the 2005 ESPP during 2006 was $26.30.

Benefit Plan

The Company maintains a 401(k) benefit plan (the “Plan”) allowing eligible U.S.-based employees to contribute up to 60% of their annual compensation, limited to an annual maximum amount as set periodically by the Internal Revenue Service. The Company, at its discretion, may contribute up to $0.50 of each dollar of employee contribution. The Company’s total matching contribution to an employee is limited to a maximum of 6% of the employee’s annual compensation. The Company’s matching contributions were $3.7 million, $2.8 million and $2.3 million in 2006, 2005 and 2004, respectively. The Company’s contributions vest over a four-year period at 25% per year.

8. CAPITAL STOCK

Stock Repurchase Programs

The Company’s Board of Directors authorized an ongoing stock repurchase program with a total repurchase authority granted to the Company of $1.5 billion, of which $200 million was authorized in February 2006 and $300 million was authorized in October 2006. The Company may use the approved dollar authority to repurchase stock at any time until the approved amounts are exhausted. The objective of the Company’s stock repurchase program is to improve stockholders’ returns. At December 31, 2006, approximately $293.4 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock.

The Company is authorized to make open market purchases of its common stock using general corporate funds. Additionally, during 2006, 2005 and 2004, the Company entered into structured stock repurchase arrangements with large financial institutions using general corporate funds in order to lower the average cost to acquire shares. These programs include terms that require the Company to make up-front payments to the counterparty financial institution and result in the receipt of stock during and/or at the end of the period of the agreement or the receipt of either stock or cash at the maturity of the agreement, depending on market conditions.

The Company made prepayments to financial institutions, net of premiums received, during 2006, 2005, and 2004 of approximately $114.4 million, $52.2 million and $107.0 million, respectively. During 2006, 2005 and 2004, the Company expended approximately $159.8 million, $122.2 million and $14.9 million, respectively, on open market purchases. Under its structured stock repurchase agreements the Company took delivery of 4,307,112 shares, at an average price of $30.76, 2,302,217 shares at an average price of $22.02 and 3,585,740 shares, at an average price of $19.19 during 2006, 2005 and 2004, respectively. Due to the fact that the total shares to be received under its structured repurchase arrangements at December 31, 2006 is not determinable until the contracts mature, the above price per share amounts exclude the remaining shares to be received subject to the agreements. As of December 31, 2006, the Company has remaining prepaid notional

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

amounts of approximately $36.3 million remaining under structured stock repurchase agreements, which expire in January 2007. The Company repurchased 5,193,410 shares of outstanding common stock with an average price of $30.77, repurchased 5,054,400 shares of outstanding common stock with an average price of $24.18 and repurchased 873,000 shares with an average price of $17.06 during 2006, 2005 and 2004, respectively, in its open market purchase transactions. In addition, a significant portion of the funds used to repurchase stock was funded by proceeds from employee stock option exercises and the related tax benefits.

The Company suspended its stock repurchase program for the duration of its Audit Committee’s voluntary, independent review of the Company’s historical stock option granting practices and related accounting. For more information on the Audit Committee’s independent review of historical stock option granting practices and related accounting see the Explanatory Note to this Annual Report on Form 10-K for the year ended December 31, 2006 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 7 of this Annual Report on Form 10-K for the year ended December 31, 2006.

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock, $0.01 par value per share. The Company has no present plans to issue such shares.

9. LONG-TERM DEBT

Credit Facility

Effective on August 9, 2005, the Company entered into a revolving credit facility (the “Credit Facility”) with a group of financial institutions (the “Lenders”). Effective September 27, 2006, the Company entered into an amendment and restatement of its Credit Facility (the “Amendment”). The Amendment decreased the overall range of interest rates the Company will pay on amounts outstanding on the Credit Facility and lowered the facility fee. In addition, the Amendment extended the term of the Credit Facility. The Credit Facility, as amended, allows the Company to increase the revolving credit commitment up to a maximum aggregate revolving credit commitment of $175.0 million. The Credit Facility, as amended, currently provides for a revolving line of credit that will expire on September 27, 2011 in the aggregate amount of $100.0 million, subject to continued covenant compliance. A portion of the revolving line of credit (i) in the aggregate amount of $25.0 million may be available for issuances of letters of credit and (ii) in the aggregate amount of $15.0 million may be available for swing line loans. The Credit Facility currently bears interest at LIBOR plus 0.32% and adjusts in the range of 0.32% to 0.80% above LIBOR based on the level of the Company’s total debt and its adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) as defined in the agreement. In addition, the Company is required to pay a quarterly facility fee ranging from 0.08% to 0.20% based on the aggregate amount available under the Credit Facility, as amended, and the level of the Company’s total debt and its adjusted EBITDA. Borrowings under the Credit Facility, as amended, are guaranteed by the Company and certain of the Company’s United States and foreign subsidiaries, which guarantees are secured by a pledge of shares of certain foreign subsidiaries. During 2005, the Company borrowed and repaid $75.0 million under the Credit Facility. As of December 31, 2006, there were no amounts outstanding under the Credit Facility, as amended.

The Company’s credit facility agreement contains a number of affirmative and negative covenants. Because of delays in filing this Annual Report on Form 10-K for the year ended December 31, 2006, the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2007 and its Quarterly Report on Form 10-Q for the three months ended June 30, 2007, the Company was at risk of breaching the affirmative covenants requiring certain financial statements to be provided to its lender within 90 days after the end of the Company’s fiscal year and 45 days after the end of the Company’s fiscal quarters. The Company received waivers related to these covenant breaches to extend the due date of such financial statements until September 30, 2007. The Company has notified its Lenders that the Company will provide such financial statements by the extension date.

Term Loan

Effective on August 9, 2005, a subsidiary of the Company entered into a term loan facility (the “Term Loan”) with the Lenders. The Term Loan provided for an eighteen-month single-draw term loan facility in the aggregate amount of $100.0 million. The Term Loan bore interest at a rate of LIBOR plus 0.5% and adjusted in the range of 0.5% to 1.25% above LIBOR based on the level of the subsidiary’s total debt and its adjusted EBITDA, as described in the agreement. Borrowings under the Term Loan were guaranteed by the Company and certain of its United States and foreign subsidiaries, which guarantees were secured by a pledge of shares of certain foreign subsidiaries. In addition, the Company was required to pay a quarterly facility fee ranging from 0.125% to 0.25% based on the aggregate amount of the Term Loan and the level of the Company’s total debt and its adjusted EBITDA. The Term Loan was paid in full in February 2006.

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest expense on the Company’s borrowings in 2006 was not material and interest expense incurred on its long-term borrowings in 2005 was $1.7 million. The Credit Facility, as amended, contains customary default provisions, and the Company must comply with various financial and non-financial covenants. The financial covenants consist of a minimum interest coverage ratio and a maximum consolidated leverage ratio. The primary non-financial covenants limit the Company’s ability to pay dividends (other than pursuant to the Dividend Reinvestment Plan executed under the American Jobs Creation Act), conduct certain mergers or acquisitions, make certain investments and loans, incur future indebtedness or liens, alter the Company’s capital structure or sell stock or assets, subject to certain limits.

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

10. FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair value due to the short maturity of these items. The Company’s investments classified as available-for-sale securities, including restricted investments, are carried at fair value on the accompanying consolidated balance sheets based primarily on quoted market prices for such financial instruments. The carrying value of the Term Loan approximated fair value due to its market rate of interest. The aggregate fair value of the Company’s available-for-sale investments was $440.1 million and $76.9 million at December 31, 2006 and 2005, respectively.

11. COMMITMENTS AND CONTINGENCIES

Leases

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

Rental expense for the years ended December 31, 2006, 2005 and 2004 totaled approximately $24.9 million, $21.2 million and $18.0 million, respectively. Sublease income for the years ended December 31, 2006, 2005 and 2004 was approximately $0.7 million, $0.8 million and $1.6 million, respectively. Lease commitments under non-cancelable operating leases with initial or remaining terms in excess of one year and sublease income associated with non-cancelable subleases, including estimated future payments under the Company’s synthetic lease arrangement, are as follows:

	Operating Leases	Sublease Income
	(In thousands)
Years ending December 31,
2007	$27,080	$780
2008	22,464	813
2009	17,873	832
2010	13,422	301
2011	10,214	96
Thereafter	39,749	585

	$130,802	$3,407

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The initial term of the synthetic lease is seven years. Upon approval by the lessor, the Company can renew the lease twice for additional two-year periods. The lease payments vary based on LIBOR plus a margin. At any time during the lease term, the Company has the option to sublease the property and upon a thirty-day written notice, the Company has the option to purchase the property for an amount representing the original property cost and transaction fees of approximately $61.0 million plus any lease breakage costs and outstanding amounts owed. Upon at least 180 days notice prior to the termination of the initial lease term, the Company has the option to remarket the property for sale to a third party. If the Company chooses not to purchase the property at the end of the lease term, it has guaranteed a residual value to the lessor of approximately $51.9 million and possession of the buildings will be returned to the lessor. On a periodic basis, the Company evaluates the property for indicators of impairment. If an evaluation were to indicate that fair value of the property had declined below $51.9 million, the Company would be responsible for the difference under its residual value guarantee, which could have a material adverse effect on the Company’s results of operations and financial condition.

The synthetic lease includes certain financial covenants including a requirement for the Company to maintain a pledged balance of approximately $62.8 million in cash and/or investment securities as collateral. This amount is included in restricted cash equivalents and investments in the accompanying consolidated balance sheets. The Company maintains the ability to manage the composition of the restricted investments within certain limits and to withdraw and use excess investment earnings from the restricted collateral for operating purposes. Additionally, the Company must maintain a minimum cash and investment balance of $100.0 million, excluding the Company’s collateralized investments, equity investments and outstanding debt as of the end of each fiscal quarter. As of December 31, 2006, the Company had approximately $642.5 million in cash and investments in excess of this required level. The synthetic lease includes non-financial covenants, including the maintenance of the property and adequate insurance, prompt delivery of financial statements to the administrative agent of the lessor and prompt payment of taxes associated with the property. As of December 31, 2006, the Company was in compliance with all material provisions of the arrangement.

The Company’s synthetic lease contains a number of affirmative and negative covenants. Because of delays in filing this Annual Report on Form 10-K for the year ended December 31, 2006, the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2007 and its Quarterly Report on Form 10-Q for the three months ended June 30, 2007, the Company was at risk of breaching the affirmative covenant requiring its Annual Report on Form 10-K to be provided to the lessor within 100 days after the end of its fiscal year end and its Quarterly Reports on Form 10-Q within 55 days after the end of its fiscal quarters. The Company received waivers related to these covenant breaches to extend the due date of this Annual Report on Form 10-K for the year ended December 31, 2006, its Quarterly Report on Form 10-Q for the three months ended March 31, 2007 and its Quarterly Report on Form 10-Q for the three months ended June 30, 2007 until October 31, 2007. The Company has notified its lessor that it will provide such reports by the extension date.

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

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Office Leases

During 2002 and 2001, the Company took actions to consolidate certain of its offices, including the exit of certain leased office space and the abandonment of certain leasehold improvements. During the third quarter of 2006, the Company entered into an agreement, which assigned the operating lease and all remaining liabilities related to one of the closed offices to a third party. Lease obligations related to the remaining existing operating lease continues to 2018 with a total remaining obligation at December 31, 2006 of approximately $8.9 million, of which $1.6 million was accrued as of December 31, 2006, and is reflected in accrued expenses and other liabilities in the accompanying consolidated balance sheets. In calculating this accrual, the Company made estimates, based on market information, including the estimated vacancy periods and sublease rates and opportunities. The Company periodically re-evaluates its estimates and if actual circumstances prove to be materially worse than management has estimated, the total charges for these vacant facilities could be significantly higher.

Legal Matters

In 2006, the Company was sued in the United States District Court for the Northern District of Ohio and in the United States District Court for the Southern District of Florida, in each case for alleged infringement of U.S. patents by Citrix Online Division’s GoToMyPC service. The complaints name Citrix Systems, Inc. and Citrix Online LLC, a wholly-owned subsidiary of Citrix Systems, Inc., as defendants and seek unspecified damages and other relief. In response, the Company filed answers denying that GoToMyPC infringes these patents and alleging, among other things, that the asserted claims of these patents are invalid. In January 2007, a similar suit naming Citrix Systems, Inc. was filed in the United States District Court of the Eastern District of Texas, and the Company has filed a response denying infringement and alleging that the asserted patent is invalid. On November 2, 2006, the court in the Northern District of Ohio held a hearing for the purpose of construing disputed terms of the claims of the patent-in-suit, and on March 13, 2007, the court issued a claim construction ruling. On March 21, 2007, the Company moved for leave to amend its answer in that case to assert an affirmative defense and counterclaim of inequitable conduct, which is a complete defense. On August 28, 2007, the court granted the Company’s motion. On April 13 and May 2, 2007, the court in the Southern District of Florida held a hearing for the purpose of construing disputed terms of the claims of the patent-in-suit. The court issued its claim construction ruling in that case June 5, 2007. In addition, the United States Patent and Trademark Office has decided to reexamine the patent at issue in the Southern District of Florida case. The Company believes that it has meritorious defenses to the allegations made in each of the complaints and intends to vigorously defend these lawsuits; however, it is unable to currently determine the ultimate outcome of these matters or the potential exposure to loss, if any.

On March 8, 2007, a purported stockholder derivative action entitled Sheet Metal Workers Local 28 Pension Fund v. Roger W. Roberts et al. (C.A. No. 07-60316), was filed in the US District Court for the Southern District of Florida against certain of the Company’s current and former directors and officers, and against the Company as a nominal defendant. The complaint asserts, among other things, that certain stock option grants made by the Company were dated and accounted for inappropriately. The complaint seeks the recovery of monetary damages and other relief for damage allegedly caused to the Company.

The Company also received a demand letter dated March 15, 2007 from a purported stockholder with respect to certain stock option grants made to its current and former directors and officers during the years 1996 through 2003. That demand letter asserts, among other things, that certain stock option grants made by the Company were dated and accounted for inappropriately. The demand letter seeks, among other things, the commencement by the Company’s Board of Directors of an action against its directors and officers from 1996 forward for alleged breaches of fiduciary duties in connection with the granting of the options.

In July 2007, two additional purported stockholder derivative actions entitled Ekas v. Citrix, et al. (Case No. 07-16114-11) and Crouse v. Citrix, et al. (Case No. 07-16249-03) were filed in the Circuit Court for Broward County, Florida state court against certain of the Company’s current and former directors and officers, and against the Company as a nominal defendant. On August 14, 2007, notices of removal were filed in both cases removing the cases to the US District Court for the Southern District of Florida, where they are currently pending. The complaints in these actions assert, among other things, that certain stock option grants made by the Company were dated and accounted for inappropriately. As with the Sheet Metal Workers’ complaint, the complaints in the Ekas and Crouse actions seek the recovery of monetary damages and other relief for damages allegedly caused to the Company. The Company has moved to have all three cases consolidated.

Neither the purported stockholder derivative actions nor the demand letter described above seeks to recover amounts from the Company.

In addition, the Company is a defendant in various matters of litigation generally arising out of the normal course of business. Although it is difficult to predict the ultimate outcome of these cases, management believes, based on discussions with counsel, that any ultimate outcome would not materially affect the Company’s financial position, results of operations or cash flows.

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Guarantees

FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, requires certain guarantees to be recorded at fair value and requires a guarantor to make disclosures, even when the likelihood of making any payments under the guarantee is remote. For those guarantees and indemnifications that do not fall within the initial recognition and measurement requirements of FIN No 45, the Company must continue to monitor the conditions that are subject to the guarantees and indemnifications, as required under existing generally accepted accounting principles, to identify if a loss has been incurred. If the Company determines that it is probable that a loss has been incurred, any such estimable loss would be recognized. The initial recognition and measurement requirements do not apply to the provisions contained in the majority of the Company’s software license agreements that indemnify licensees of the Company’s software from damages and costs resulting from claims alleging that the Company’s software infringes the intellectual property rights of a third party. The Company has not made payments pursuant to these provisions. The Company has not identified any losses that are probable under these provisions and, accordingly, the Company has not recorded a liability related to these indemnification provisions.

Purchase Obligations

The Company has agreements with suppliers to purchase inventory and estimates that its non-cancelable obligations under these agreements for the fiscal year ended December 31, 2007 to be approximately $9.3 million.

Contingent Liabilities Related to Internal Revenue Code Section 409A

Because virtually all holders of stock options granted by the Company were not involved in or aware of the incorrect pricing of certain options, the Company has taken and intends to take further actions to address certain adverse tax consequences that may be incurred by the holders of such incorrectly priced options. The primary adverse tax consequence is that the re-measured options vesting after December 31, 2004 subject the option holder to a penalty tax under Section 409A of the IRC (and, as applicable, similar excise taxes under state laws). As a result during the first quarter of 2007, the Company has recorded $2.5 million, net of income tax, in liabilities related to the anticipated payment by the Company of payroll and excise taxes on behalf of the Company’s employees for options that were exercised during open tax years under the related statutes. The Company expects to incur approximately $0.9 million, net of income tax, in additional charges to correct future adverse tax consequences under IRC Section 409A related to future employee option exercises of incorrectly priced options.

12. INCOME TAXES

The United States and foreign components of income before income taxes are as follows:

	2006	2005	2004 (restated)
		(restated)	(restated)
	(In thousands)
United States	$65,363	$59,141	$28,920
Foreign	177,718	165,213	135,416

Total	$243,081	$224,354	$164,336

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the provision for income taxes are as follows:

	2006	2005	2004
		(restated)	(restated)
	(In thousands)
Current:
Federal	$46,073	$52,181	$23,763
Foreign	14,176	16,118	8,974
State	4,186	5,217	2,511

Total current	64,435	73,516	35,248
Deferred	(4,351)	(14,771)	(2,199)

Total provision	$60,084	$58,745	$33,049

The significant components of the Company’s deferred tax assets and liabilities consisted of the following:

	December 31,
	2006	2005
		(restated)
	(In thousands)
Deferred tax assets:
Accruals and reserves	$12,363	$9,838
Depreciation and amortization	3,856	—
Tax credits	36,077	30,268
Net operating losses	52,756	70,530
Other	5,869	1,184
Stock option compensation	17,199	16,415
Valuation allowance	(1,332)	(1,332)

Total deferred tax assets	126,788	126,903
Deferred tax liabilities:
Acquired technology	(27,572)	(29,154)
Depreciation and amortization	—	(265)
Prepaid expenses	(4,830)	(4,590)

Total deferred tax liabilities	(32,402)	(34,009)

Total net deferred tax assets	$94,386	$92,894

SFAS No. 109, Accounting for Income Taxes, requires a valuation allowance to reduce the deferred tax assets reported if it is not more likely than not that some portion or all of the deferred tax assets will be realized. At December 31, 2006, the Company has recorded a valuation allowance of approximately $1.3 million relating to deferred tax assets for foreign tax credit carryovers.

During the years ended December 31, 2006, 2005, and 2004, the Company recognized tax benefits related to the exercise of employee stock options in the amount of $40.6 million, $35.0 million, and $16.5 million, respectively. These benefits were recorded to additional paid-in capital. At December 31, 2006, the Company does not have any U.S. net operating loss carryforwards remaining that result from stock options. The Company records the benefit of the net operating loss carryforwards generated from the exercise of employee stock options in the period that the net operating loss carryforwards are utilized.

At December 31, 2006, the Company had $135.9 million of remaining net operating loss carryforwards from acquisitions. The utilization of these net operating loss carryforwards are limited in any one year pursuant to Internal Revenue Code Section 382 and begin to expire in 2021.

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2006, the Company had research and development tax credit carryforwards of approximately $16.1 million that expire beginning in 2009. The Company had foreign tax credit carryforwards of approximately $19.1 million at December 31, 2006 that expire beginning in 2010. Additionally, the Company has other general business credits at December 31, 2006 of approximately $0.9 million that expire 2025.

A reconciliation of the Company’s effective tax rate to the statutory federal rate is as follows:

	Year Ended December 31,
	2006	2005	2004
		(restated)	(restated)
Federal statutory taxes	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	3.8	4.4	4.5
Foreign operations	(20.9)	(19.5)	(27.0)
Permanent differences	5.4	2.2	5.0
Tax credits	(2.0)	(2.4)	—
American Jobs Creation Act dividend	—	6.9	—
SFAS No. 123R expense	3.4	—	—
Other	—	(0.4)	3.1
Change in valuation allowance	—	—	(0.5)

	24.7%	26.2%	20.1%

The Company’s tax provision is based on expected income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates. In the ordinary course of global business, there are transactions for which the ultimate tax outcome is uncertain, thus judgment is required in determining the worldwide provision for income taxes and the associated realizability of deferred tax assets and liabilities. The Company establishes reserves when it becomes probable that a tax return position may be challenged and that the Company may not succeed in completely defending that challenge. The Company adjusts these reserves in light of changing facts and circumstances, such as the settlement of a tax audit. The Company’s annual tax rate includes the impact of reserve provisions and changes to reserves. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, the Company believes that its reserves reflect the probable outcome of known tax contingencies. As such, included in the Company’s effective tax rate for 2006 is the reduction of approximately $14.2 million in tax reserves related to the conclusion of an Internal Revenue Service examination for the 2001 tax year and the expiration of a statute of limitations for the 2002 tax year partially offset by an additional tax reserve of approximately $13.0 million related to uncertainties arising in 2006. The net effect of these contingencies, primarily relating to the taxability of transactions between entities of the consolidated Company, did not have a material impact on the Company’s effective tax rate for 2006.

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

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. FIN No. 48 prescribes a comprehensive model for recognizing, measuring , presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. If there are changes in net assets as a result of application of FIN No. 48 these will be accounted for as an adjustment to retained earnings. The Company adopted FIN No. 48 on January 1, 2007, as required. Upon adoption, the Company recorded a cumulative adjustment to retained earnings of approximately $12.4 million as a result of changes

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

in net assets that occurred due to the application of FIN No. 48 to existing tax positions taken by the Company. As a result of the adoption of FIN No. 48, the Company believes that its effective tax rate will be more volatile in future periods.

13. GEOGRAPHIC INFORMATION AND SIGNIFICANT CUSTOMERS

The Company operates in a single industry segment consisting of the design, development and marketing of technology solutions that allow applications to be delivered, supported and shared on-demand. The Company’s revenues are derived from sales of its Application Delivery Infrastructure products and related technical services in the Americas, EMEA and Asia-Pacific regions and from its online services sold by its Citrix Online Division. These three geographic regions and the Citrix Online Division constitute the Company’s four reportable segments.

The Company does not engage in intercompany revenue transfers between segments. The Company’s chief operating decision makers (“CODMs”) evaluate the Company’s performance based primarily on profitability in the geographic locations in which the Company operates and separately evaluates the performance of its Citrix Online Division. Segment profit for each segment includes certain sales, marketing, general and administrative expenses directly attributable to the segment, including research and development costs in the Citrix Online Division and excludes certain expenses that are managed outside the reportable segments. Costs excluded from segment profit primarily consist of certain research and development costs associated with the Company’s application delivery infrastructure products, stock-based compensation costs, amortization of core and product technology, amortization of other intangible assets, interest, corporate expenses and income taxes, as well as, charges for in-process research and development. Corporate expenses are comprised primarily of corporate marketing costs, stock-based compensation costs, operations and certain general and administrative expenses, which are separately managed. Accounting policies of the Company’s segments are the same as its consolidated accounting policies.

International revenues (sales outside of the United States) accounted for approximately 47.4%, 50.0% and 53.2% of the Company’s net revenues for the year ended December 31, 2006, 2005, and 2004, respectively. Net revenues and segment profit for 2006, 2005 and 2004 classified by the Company’s reportable segments, are presented below.

	2006	2005	2004
		(restated)	(restated)
	(In thousands)
Net revenues:
Americas (1)	$499,278	$397,233	$335,436
EMEA (2)	391,650	334,900	293,690
Asia-Pacific	94,596	77,492	67,930
Online Services division	148,795	99,097	44,101

Consolidated	$1,134,319	$908,722	$741,157

Segment profit (loss):
Americas	$252,996	$208,946	$199,332
EMEA	253,956	201,712	174,277
Asia-Pacific	31,887	22,295	19,587
Online Services division	36,084	19,641	(1,124)
Unallocated expenses (3):
Amortization of intangibles	(36,136)	(28,388)	(12,331)
In-process research and development	(1,000)	(7,000)	(19,100)
Research and development	(140,570)	(97,355)	(81,780)
Net interest and other income	39,737	20,682	5,369
Other corporate expenses	(193,873)	(116,179)	(119,894)

Consolidated income before income taxes	$243,081	$224,354	$164,336

(1)	The Americas segment is comprised of the United States, Canada and Latin America.

(2)	Defined as Europe, the Middle East and Africa.

(3)	Represents expenses presented to management only on a consolidated basis and not allocated to the geographic operating segments.

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Identifiable assets classified by the Company’s reportable segments are shown below. Long-lived assets consist of property and equipment, net, and are shown below.

	December 31,
	2006	2005
	(In thousands)
		(Restated)
Identifiable assets:
Americas	$1,549,050	$1,292,392
EMEA	207,012	153,238
Asia-Pacific	55,015	41,967
Online Services division	213,396	211,385

Total identifiable assets	$2,024,473	$1,698,982

	December 31,
	2006	2005
Long-lived assets, net:
United States	$58,303	$36,596
United Kingdom	28,126	29,200
Other foreign countries	6,151	7,931

Total long-lived assets, net	$92,580	$73,727

The increase in identifiable assets in the Americas segment is primarily due to an increase in short-term and long-term investments and, to a lesser extent, the goodwill and assets associated with the Company’s 2006 Acquisitions. The increase in identifiable assets in the EMEA segment is primarily due to an increase in short-term and long-term investments. See Note 4 for additional information regarding the Company’s acquisitions.

Export revenue represents shipments of finished goods and services from the United States to international customers, primarily in Latin America and Canada. Shipments from the United States to international customers for 2006, 2005 and 2004 were $50.9 million, $42.4 million and $32.9 million, respectively.

There were no individual end-users that represented greater than 10% of net sales for any of the years presented. The Company had net revenue attributed to an individual distributor in excess of 10% of net sales as follows. The revenue contributed by the distributor below is primarily recorded in the Americas segment.

	Year Ended December 31,
	2006	2005	2004
Distributor A	10%	10%	11%

In addition to evaluating the Company’s profitability by geography, including the Company’s Citrix Online Division, its CODMs also evaluate revenues by product groupings. Accordingly, the following table presents revenues for Product licenses, License updates and product related Technical services by product grouping for the Company’s Application Virtualization products, Application Networking products and other products and Online services revenues for the Citrix Online Division’s products, for the years ended:

	December 31,
	2006	2005	2004
	(In thousands)
Net revenues:
Application Virtualization revenues	$871,656	$776,793	$696,827
Citrix Online Division revenues	148,795	99,097	44,101
Application Networking revenues	109,209	30,680	—
Other	4,659	2,152	229

Total net revenue	$1,134,319	$908,722	$741,157

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. DERIVATIVE FINANCIAL INSTRUMENTS

As of December 31, 2006 and 2005, the Company had $7.4 million and $3.2 million of derivative assets, respectively, and $2.8 million and $8.3 million of derivative liabilities, respectively, representing the fair values of the Company’s outstanding derivative instruments, which are recorded in other current assets, other assets, accrued expenses and other liabilities in the accompanying consolidated balance sheets. As of December 31, 2006, the Company’s derivative assets and liabilities primarily resulted from cash flow hedges related to its operating expenses transacted in local currencies. The change in the derivative component of accumulated other comprehensive income (loss) includes unrealized gains or losses that arose from changes in market value of derivatives that were held during the period, and gains or losses that were previously unrealized, but have been recognized in current period net income due to termination or maturities of derivative contracts. This reclassification has no effect on total comprehensive income (loss) or stockholders’ equity. The following table presents these components of accumulated other comprehensive income (loss), net of tax for the Company’s derivative instruments (in thousands):

	For the Year Ended December 31,
	2006	2005	2004
Unrealized gains on derivative instruments	$6,395	$10,230	$6,258
Reclassification of realized gains	2,011	1,255	(6,422)

Net change in other comprehensive income due to derivative instruments	$8,406	$11,485	$(164)

The total cumulative unrealized gain (loss) on derivative instruments was $3.9 million and $(4.5) million at December 31, 2006 and 2005, respectively, and is included in accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets.

Cash Flow Hedges. At December 31, 2006 and 2005, the Company had in place foreign currency forward sale contracts with a notional amount of $56.0 million and $81.7 million, respectively, and foreign currency forward purchase contracts with a notional amount of $220.0 million and $191.5 million, respectively. The fair value of these contracts at December 31, 2006 and 2005 were assets of $7.4 million and $3.2 million, respectively and liabilities of $2.8 million and $8.3 million, respectively. A substantial portion of the Company’s overseas expenses are and will continue to be transacted in local currencies. To protect against fluctuations in operating expenses and the volatility of future cash flows caused by changes in currency exchange rates, the Company has established a program that uses foreign exchange forward contracts to hedge its exposure to these potential changes. The terms of these instruments, and the hedged transactions to which they relate, generally do not exceed 12 months. Currencies hedged are euros, British pounds sterling, Australian dollars, Swiss francs, Japanese yen, Hong Kong dollars, Canadian dollars, Danish krone and Swedish krona. There was no material ineffectiveness of the Company’s foreign currency forward contracts for 2006, 2005 or 2004.

Fair Value Hedges. From time to time, the Company uses interest rate swap instruments to hedge against the changes in fair value of certain of its available-for-sale securities due to changes in interest rates. Each of the instruments swap the fixed rate interest on the underlying investments for a variable rate based on LIBOR plus a specified margin. Changes in the fair value of the swap instruments are recorded in earnings along with related designated changes in the value of the underlying investments. During 2005, the Company sold underlying fixed rate available-for-sale investments with a notional value of $193.9 million. The Company held no remaining interest rate swap instruments as of December 31, 2006 and 2005. There was no material ineffectiveness of the Company’s interest rate swaps for the period that they were held during 2005.

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

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2006	2005	2004
		(restated)	(restated)
	(In thousands, except per share information)
Numerator:
Net income	$182,997	$165,609	$131,287

Denominator:
Denominator for basic earnings per share — weighted average shares	180,992	172,221	168,868
Effect of dilutive securities:
Employee stock awards	6,733	5,550	5,284
Contingent consideration related to acquisition	—	—	222

Denominator for diluted earnings per share — adjusted weighted-average shares	187,725	177,771	174,374

Basic earnings per share	$1.01	$0.96	$0.78

Diluted earnings per share	$0.97	$0.93	$0.75

Antidilutive weighted average shares	17,892	26,134	29,245

16. RECENT ACCOUNTING PRONOUNCEMENTS

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

In September 2006, the Securities and Exchange Commission (the “SEC”) issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 is effective for fiscal years ending on or after November 15, 2006, with earlier adoption encouraged. The primary concepts set forth in SAB No. 108 are as follows: (a) registrants should quantify errors using both the “rollover” approach (current year statement of operations effect) and “iron curtain” approach (year end balance sheet effect) and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material; (b) if correcting an item in the current year materially affects the current year but the item was not material in any prior years, the prior year financial statements should be corrected, even though such revision previously was and continues to be immaterial to the prior year financial statements; however, in this circumstance, the correction can be made the next time the prior year financial statements are filed; (c) for purposes of evaluating materiality under the “iron curtain” approach, all uncorrected errors on the balance sheet are presumed to be reversed into the statement of operations in the current period even though some or all of the uncorrected difference may relate to periods prior to the latest statement of operations presented and, therefore, would only impact opening accumulated earnings (deficit) or if the amount of the uncorrected difference(s) is determined to be material to the current period statement of operations, then such amount would be deemed material and would have to be corrected for in the manner set forth above. SAB No. 108 provides for the following transition guidance in the initial period of adoption: (a) restatement of prior years is not required if the registrant properly applied its previous approach, either “rollover” or “iron curtain” approach, so long as all relevant qualitative factors were considered; (b) the SEC Staff will not object if a registrant records a one-time cumulative effect adjustment to correct errors existing in prior years that previously had been considered immaterial, quantitatively and qualitatively, based on the appropriate use of the registrant’s previous approach; (c) if prior years are not restated, the cumulative effect adjustment is recorded in opening accumulated earnings (deficit) as of the beginning of the fiscal year of adoption (e.g. January 1, 2006 for the Company). The adoption of SAB No. 108 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for the Company beginning in the first quarter of fiscal year 2008, although earlier adoption is permitted. The Company is currently evaluating the impact that SFAS No. 159 will have on its consolidated financial statements, if any.

17. QUARTERLY RESULTS (unaudited)

Quarterly results for the years ended December 31, 2006 and 2005 follow (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(restated)	(restated)	(restated)
	(In thousands, except per share amounts)
2006
Net revenues	$259,998	$275,468	$277,851	$321,002	$1,134,319
Gross margin	237,869	251,227	253,507	293,018	1,035,621
Income from operations	48,974	49,341	45,067	59,962	203,344
Net income	41,463	44,971	43,660	52,903	182,997
Basic earnings per common share	0.23	0.25	0.24	0.29	1.01
Diluted earnings per common share	0.22	0.23	0.23	0.29	0.97

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(restated)	(restated)	(restated)	(restated)	(restated)
	(In thousands, except per share amounts)
2005
Net revenues	$201,890	$211,229	$226,947	$268,656	$908,722
Gross margin	192,646	199,829	211,002	247,146	850,623
Income from operations	42,361	51,744	43,778	65,789	203,672
Net income	37,515	29,616	40,153	58,325	165,609
Basic earnings per common share	0.22	0.17	0.23	0.33	0.96
Diluted earnings per common share	0.21	0.17	0.23	0.32	0.93

The sum of the quarterly earnings per share amounts do not add to the annual earnings per share amount due to the weighting of common and common equivalent shares outstanding during each of the respective periods.

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables reflect the adjustments related to the restatements for interim periods not derived from the audited consolidated financial statements (dollars in thousands, except per share amounts):

	Three Months Ended March 31, 2006			Three Months Ended March 31, 2005
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Revenues:
Product licenses	$114,185	$—	$114,185	$90,062	$—	$90,062
License updates	93,871	—	93,871	77,175	—	77,175
Online services	31,638	—	31,638	20,365	—	20,365
Technical services	20,304	—	20,304	14,288	—	14,288

Total net revenues	259,998	—	259,998	201,890	—	201,890

Cost of revenues:
Cost of product license revenues	6,631	—	6,631	1,368	—	1,368
Cost of services revenues	10,390	107	10,497	4,515	43	4,558
Amortization of product related intangibles	5,001	—	5,001	3,318	—	3,318

Total cost of revenues	22,022	107	22,129	9,201	43	9,244

Gross margin	237,976	(107)	237,869	192,689	(43)	192,646

Operating expenses:
Research and development	33,660	1,025	34,685	25,065	305	25,370
Sales, marketing and support	108,937	1,090	110,027	94,394	627	95,021
General and administrative	38,618	1,533	40,151	27,411	306	27,717
Amortization of other intangible assets	4,032	—	4,032	2,177	—	2,177

Total operating expenses	185,247	3,648	188,895	149,047	1,238	150,285

Income from operations	52,729	(3,755)	48,974	43,642	(1,281)	42,361
Interest income	7,602	—	7,602	4,632	—	4,632
Interest expense	(438)	(62)	(500)	(8)	(49)	(57)
Other (expense) income, net	(708)	5	(703)	464	(59)	405

Income before income taxes	59,185	(3,812)	55,373	48,730	(1,389)	47,341
Income taxes	14,506	(596)	13,910	10,170	(344)	9,826

Net income	$44,679	$(3,216)	$41,463	$38,560	$(1,045)	$37,515

Earnings per share:
Basic	$0.25	$(0.02)	$0.23	$0.23	$(0.01)	$0.22

Diluted	$0.24	$(0.02)	$0.22	$0.22	$(0.01)	$0.21

Weighted average shares outstanding:
Basic	178,169	—	178,169	170,139	—	170,139

Diluted	186,013	(25)	185,988	175,913	(332)	175,581

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30, 2006			Three Months Ended June 30, 2005
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Revenues:
Product licenses	$117,799	$—	$117,799	$91,980	$—	$91,980
License updates	99,750	—	99,750	80,455	—	80,455
Online services	35,128	—	35,128	23,844	—	23,844
Technical services	22,791	—	22,791	14,950	—	14,950

Total net revenues	275,468	—	275,468	211,229	—	211,229

Cost of revenues:
Cost of product license revenues	8,116	—	8,116	2,277	—	2,277
Cost of services revenues	11,421	119	11,540	5,395	35	5,430
Amortization of product related intangibles	4,585	—	4,585	3,693	—	3,693

Total cost of revenues	24,122	119	24,241	11,365	35	11,400

Gross margin	251,346	(119)	251,227	199,864	(35)	199,829

Operating expenses:
Research and development	38,222	58	38,280	26,402	(706)	25,696
Sales, marketing and support	117,002	701	117,703	92,035	(994)	91,041
General and administrative	40,796	957	41,753	30,150	(1,016)	29,134
Amortization of other intangible assets	4,150	—	4,150	2,214	—	2,214

Total operating expenses	200,170	1,716	201,886	150,801	(2,716)	148,085

Income from operations	51,176	(1,835)	49,341	49,063	2,681	51,744
Interest income	10,302	—	10,302	5,369	—	5,369
Interest expense	(73)	(62)	(135)	(16)	(49)	(65)
Other income (expense), net	111	32	143	(370)	(47)	(417)

Income before income taxes	61,516	(1,865)	59,651	54,046	2,585	56,631
Income taxes	15,066	(386)	14,680	26,160	855	27,015

Net income	$46,450	$(1,479)	$44,971	$27,886	$1,730	$29,616

Earnings per share:
Basic	$0.25	$—	$0.25	$0.16	$0.01	$0.17

Diluted	$0.24	$(0.01)	$0.23	$0.16	$0.01	$0.17

Weighted average shares outstanding:
Basic	183,023	—	183,023	169,698	—	169,698

Diluted	191,500	(75)	191,425	175,146	(326)	174,820

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months September 30, 2006			Three Months Ended September 30, 2005
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Revenues:
Product licenses	$113,379	$—	$113,379	$97,262	$—	$97,262
License updates	102,854	—	102,854	84,511	—	84,511
Online services	39,055	—	39,055	26,163	—	26,163
Technical services	22,563	—	22,563	19,011	—	19,011

Total net revenues	277,851	—	277,851	226,947	—	226,947

Cost of revenues:
Cost of product license revenues	8,201	—	8,201	4,828	—	4,828
Cost of services revenues	11,320	166	11,486	6,611	29	6,640
Amortization of product related intangibles	4,657	—	4,657	4,477	—	4,477

Total cost of revenues	24,178	166	24,344	15,916	29	15,945

Gross margin	253,673	(166)	253,507	211,031	(29)	211,002

Operating expenses:
Research and development	39,432	672	40,104	27,540	208	27,748
Sales, marketing and support	118,027	877	118,904	96,632	496	97,128
General and administrative	42,957	1,115	44,072	31,919	282	32,201
Amortization of other intangible assets	4,360	—	4,360	3,147	—	3,147
In-process research and development	1,000	—	1,000	7,000	—	7,000

Total operating expenses	205,776	2,664	208,440	166,238	986	167,224

Income from operations	47,897	(2,830)	45,067	44,793	(1,015)	43,778
Interest income	12,525	—	12,525	6,742	—	6,742
Interest expense	(75)	(62)	(137)	(1,060)	(49)	(1,109)
Other expense, net	(373)	—	(373)	(112)	(19)	(131)

Income before income taxes	59,974	(2,892)	57,082	50,363	(1,083)	49,280
Income taxes	13,356	66	13,422	9,410	(283)	9,127

Net income	$46,618	$(2,958)	$43,660	$40,953	$(800)	$40,153

Earnings per share:
Basic	$0.25	$(0.01)	$0.24	$0.24	$(0.01)	$0.23

Diluted	$0.25	$(0.02)	$0.23	$0.23	$—	$0.23

Weighted average shares outstanding:
Basic	183,008	—	183,008	172,870	—	172,870

Diluted	188,882	35	188,917	178,210	(231)	177,979

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months December 31, 2005
	As Reported	Adjustments	As Restated
Revenues:
Product licenses	$130,131	$—	$130,131
License updates	88,961	—	88,961
Online services	28,725	—	28,725
Technical services	20,839	—	20,839

Total net revenues	268,656	—	268,656

Cost of revenues:
Cost of product license revenues	5,931	—	5,931
Cost of services revenues	10,273	28	10,301
Amortization of product related intangibles	5,278	—	5,278

Total cost of revenues	21,482	28	21,510

Gross margin	247,174	(28)	247,146

Operating expenses:
Research and development	29,680	257	29,937
Sales, marketing and support	110,359	604	110,963
General and administrative	36,058	315	36,373
Amortization of other intangible assets	4,084	—	4,084
In-process research and development	—	—	—

Total operating expenses	180,181	1,176	181,357

Income from operations	66,993	(1,204)	65,789
Interest income	6,871	—	6,871
Interest expense	(1,145)	(50)	(1,195)
Write-off of deferred debt issuance costs	—	—	—
Other expense, net	(350)	(13)	(363)

Income before income taxes	72,369	(1,267)	71,102
Income taxes	13,428	(651)	12,777

Net income	$58,941	$(616)	$58,325

Earnings per share:
Basic	$0.33	$—	$0.33

Diluted	$0.32	$—	$0.32

Weighted average shares outstanding:
Basic	176,104	—	176,104

Diluted	182,769	(171)	182,598

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	March 31, 2006
	As Reported	Adjustments	As Restated
Assets
Current assets:
Cash and cash equivalents	$423,192	$—	$423,192
Short-term investments	157,073	—	157,073
Accounts receivable, net	116,418	—	116,418
Inventories, net	3,954	—	3,954
Prepaid expenses and other current assets	34,462	—	34,462
Current portion of deferred tax assets, net	46,363	1,357	47,720

Total current assets	781,462	1,357	782,819
Restricted cash equivalents and investments	63,737	—	63,737
Long-term investments	95,439	—	95,439
Property and equipment, net	76,293	—	76,293
Goodwill, net	591,593	—	591,593
Other intangible assets, net	129,196	—	129,196
Long-term portion of deferred tax assets, net	30,461	14,635	45,096
Other assets	8,678	—	8,678

Total assets	$1,776,859	$15,992	$1,792,851

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$35,297	$—	$35,297
Accrued expenses	119,681	7,884	127,565
Current portion of deferred revenues	274,192	—	274,192

Total current liabilities	429,170	7,884	437,054
Long-term portion of deferred revenues	18,260	—	18,260
Other liabilities	1,352	—	1,352
Commitments and contingencies
Stockholders’ equity:
Preferred stock at $.01 par value: 5,000 shares authorized	—	—	—
Common stock at $.001 par value: 1,000,000 shares authorized	231	—	231
Additional paid-in capital	1,287,706	132,241	1,419,947
Retained earnings	989,305	(124,133)	865,172
Accumulated other comprehensive loss	(2,637)	—	(2,637)

	2,274,605	8,108	2,282,713
Less — common stock in treasury, at cost	(946,528)	—	(946,528)

Total stockholders’ equity	1,328,077	8,108	1,336,185

	$1,776,859	$15,992	$1,792,851

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2006
	As Reported	Adjustments	As Restated
Assets
Current assets:
Cash and cash equivalents	$344,589	$—	$344,589
Short-term investments	276,244	—	276,244
Accounts receivable, net	136,175	—	136,175
Inventories, net	4,817	—	4,817
Prepaid expenses and other current assets	54,275	—	54,275
Current portion of deferred tax assets, net	46,631	1,833	48,464

Total current assets	862,731	1,833	864,564
Restricted cash equivalents and investments	63,779	—	63,779
Long-term investments	214,892	—	214,892
Property and equipment, net	81,314	—	81,314
Goodwill, net	598,892	—	598,892
Other intangible assets, net	128,167	—	128,167
Long-term portion of deferred tax assets, net	33,248	11,801	45,049
Other assets	8,910	—	8,910

Total assets	$1,991,933	$13,634	$2,005,567

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$38,252	$—	$38,252
Accrued expenses	122,111	9,775	131,886
Current portion of deferred revenues	290,097	—	290,097

Total current liabilities	450,460	9,775	460,235
Long-term portion of deferred revenues	20,628	—	20,628
Long-term debt	—	—	—
Other liabilities	1,379	—	1,379
Commitments and contingencies
Stockholders’ equity:
Preferred stock at $.01 par value	—	—	—
Common stock at $.001 par value	236	—	236
Additional paid-in capital	1,448,662	129,471	1,578,133
Retained earnings	1,035,755	(125,612)	910,143
Accumulated other comprehensive income	2,312	—	2,312

	2,486,965	3,859	2,490,824
Less — common stock in treasury, at cost	(967,499)	—	(967,499)

Total stockholders’ equity	1,519,466	3,859	1,523,325

	$1,991,933	$13,634	$2,005,567

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	September 30, 2006
	As Reported	Adjustments	As Restated
Assets
Current assets:
Cash and cash equivalents	$216,539	$—	$216,539
Short-term investments	240,598	—	240,598
Accounts receivable, net	149,343	—	149,343
Inventories, net	5,415	—	5,415
Prepaid expenses and other current assets	43,055	—	43,055
Current portion of deferred tax assets, net	46,649	1,924	48,573

Total current assets	701,599	1,924	703,523
Restricted cash equivalents and investments	63,786	—	63,786
Long-term investments	279,198	—	279,198
Property and equipment, net	86,821	—	86,821
Goodwill, net	636,962	—	636,962
Other intangible assets, net	136,802	—	136,802
Long-term portion of deferred tax assets, net	42,470	11,177	53,647
Other assets	9,209	—	9,209

Total assets	$1,956,847	$13,101	$1,969,948

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$38,917	$—	$38,917
Accrued expenses	121,727	10,475	132,202
Current portion of deferred revenues	293,212	—	293,212

Total current liabilities	453,856	10,475	464,331
Long-term portion of deferred revenues	21,250	—	21,250
Other liabilities	7,234	—	7,234
Commitments and contingencies
Stockholders’ equity:
Preferred stock at $.01 par value: 5,000 shares authorized	—	—	—
Common stock at $.001 par value: 1,000,000 shares authorized	237	—	237
Additional paid-in capital	1,487,958	131,196	1,619,154
Retained earnings	1,082,373	(128,570)	953,803
Accumulated other comprehensive income	1,145	—	1,145

	2,571,713	2,626	2,574,339
Less — common stock in treasury, at cost	(1,097,206)	—	(1,097,206)

Total stockholders’ equity	1,474,507	2,626	1,477,133

	$1,956,847	$13,101	$1,969,948

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	March 31, 2005
	As Reported	Adjustments	As Restated
Assets
Current assets:
Cash and cash equivalents	$120,947	$—	$120,947
Short-term investments	189,691	—	189,691
Accounts receivable, net	85,459	—	85,459
Prepaid expenses and other current assets	32,105	—	32,105
Current portion of deferred tax assets, net	44,113	1,944	46,057

Total current assets	472,315	1,944	474,259
Restricted cash equivalents and investments	147,176	—	147,176
Long-term investments	147,385	—	147,385
Property and equipment, net	68,235	—	68,235
Goodwill, net	361,783	—	361,783
Other intangible assets, net	82,013	—	82,013
Long-term portion of deferred tax assets, net	—	18,442	18,442
Other assets	11,318	—	11,318

Total assets	$1,290,225	$20,386	$1,310,611

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,196	$—	$15,196
Accrued expenses	104,841	8,698	113,539
Current portion of deferred revenues	216,422	—	216,422

Total current liabilities	336,459	8,698	345,157
Long-term portion of deferred revenues	13,561	—	13,561
Other liabilities	4,540	—	4,540
Commitments and contingencies
Stockholders’ equity:
Preferred stock at $.01 par value: 5,000 shares authorized	—	—	—
Common stock at $.001 par value: 1,000,000 shares authorized	214	—	214
Additional paid-in capital	907,533	137,854	1,045,387
Deferred compensation	(960)	(4,935)	(5,895)
Retained earnings	816,846	(121,231)	695,615
Accumulated other comprehensive income	2,795	—	2,795

	1,726,428	11,688	1,738,116
Less — common stock in treasury, at cost	(790,763)	—	(790,763)

Total stockholders’ equity	935,665	11,688	947,353

	$1,290,225	$20,386	$1,310,611

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2005
	As Reported	Adjustments	As Restated
Assets
Current assets:
Cash and cash equivalents	$207,673	$—	$207,673
Short-term investments	183,278	—	183,278
Accounts receivable, net	98,861	—	98,861
Prepaid expenses and other current assets	33,881	—	33,881
Current portion of deferred tax assets, net	41,762	876	42,638

Total current assets	565,455	876	566,331
Restricted cash equivalents and investments	145,639	—	145,639
Long-term investments	148,265	—	148,265
Property and equipment, net	69,389	—	69,389
Goodwill, net	361,783	—	361,783
Other intangible assets, net	77,370	—	77,370
Long-term portion of deferred tax assets, net	5,952	18,175	24,127
Other assets	9,882	—	9,882

Total assets	$1,383,735	$19,051	$1,402,786

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$17,389	$—	$17,389
Accrued expenses	110,636	5,272	115,908
Income taxes payable	22,095	—	22,095
Current portion of deferred revenues	227,690	—	227,690

Total current liabilities	377,810	5,272	383,082
Long-term portion of deferred revenues	14,981	—	14,981
Other liabilities	1,677	—	1,677
Commitments and contingencies
Stockholders’ equity:
Preferred stock at $.01 par value: 5,000 shares authorized	—	—	—
Common stock at $.001 par value: 1,000,000 shares authorized	216	—	216
Additional paid-in capital	950,498	137,323	1,087,821
Deferred compensation	(840)	(4,043)	(4,883)
Retained earnings	844,732	(119,501)	725,231
Accumulated other comprehensive loss	(2,899)	—	(2,899)

	1,791,707	13,779	1,805,486
Less — common stock in treasury, at cost	(802,440)	—	(802,440)

Total stockholders’ equity	989,267	13,779	1,003,046

	$1,383,735	$19,051	$1,402,786

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	September 30, 2005
	As Reported	Adjustments	As Restated
Assets
Current assets:
Cash and cash equivalents	$508,231	$—	$508,231
Accounts receivable, net	111,130	—	111,130
Prepaid expenses and other current assets	33,214	—	33,214
Current portion of deferred tax assets, net	43,079	969	44,048

Total current assets	695,654	969	696,623
Restricted cash equivalents and investments	63,742	—	63,742
Long-term investments	51,347	—	51,347
Property and equipment, net	70,061	—	70,061
Goodwill, net	572,089	—	572,089
Other intangible assets, net	140,369	—	140,369
Long-term portion of deferred tax assets, net	12,047	17,731	29,778
Other assets	7,628	—	7,628

Total assets	$1,612,937	$18,700	$1,631,637

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$17,791	$—	$17,791
Accrued expenses	119,065	5,651	124,716
Income taxes payable	23,199	—	23,199
Current portion of deferred revenues	239,271	—	239,271

Total current liabilities	399,326	5,651	404,977
Long-term portion of deferred revenues	16,223	—	16,223
Long-term debt	75,000	—	75,000
Other liabilities	1,328	—	1,328
Commitments and contingencies
Stockholders’ equity:
Preferred stock at $.01 par value: 5,000 shares authorized	—	—	—
Common stock at $.001 par value: 1,000,000 shares authorized	224	—	224
Additional paid-in capital	1,144,651	136,605	1,281,256
Deferred compensation	(20,594)	(3,255)	(23,849)
Retained earnings	885,685	(120,301)	765,384
Accumulated other comprehensive loss	(3,940)	—	(3,940)

	2,006,026	13,049	2,019,075

Less — common stock in treasury, at cost	(884,966)	—	(884,966)

Total stockholders’ equity	1,121,060	13,049	1,134,109

	$1,612,937	$18,700	$1,631,637

18. SUBSEQUENT EVENTS

Subsequent to December 31, 2006, the Company failed to file this Annual Report on Form 10-K for the year ended December 31, 2006 with the SEC on a timely basis. As a result, on March 15, 2007, the Nasdaq Listing Qualifications Department notified the Company that it was not in compliance with the requirements of Nasdaq Marketplace Rule 4310(c)(14) and began delisting proceedings. In addition, in 2007, the Company failed to file its Quarterly Reports on Form 10-Q for the three months ended March 31, 2007 and June 30, 2007 with the SEC on a timely basis. After each occurrence, the Nasdaq Listing Qualifications Department notified the Company that it was not in compliance with Nasdaq’s listing requirements. In accordance with Nasdaq rules, the Company requested a hearing with the Nasdaq Listing Qualifications Panel and later appealed the panel’s determination. On August 30, 2007, the Company received notification from Nasdaq that the Company's common stock will continue to be listed on the Nasdaq Global Select Market pending a review by the Nasdaq Listing and Hearing Review Council of the decision of the Nasdaq Listing Qualifications Panel. With the filing of this Annual Report on Form 10-K for the year ended December 31, 2006 and the Company’s Quarterly Reports on Form 10-Q for the three months ended March 31, 2007 and June 30, 2007, the Company believes that it has returned to full compliance with SEC reporting requirements and Nasdaq’s listing requirements.

CITRIX SYSTEMS, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

	Beginning of Period	Charged (Credited) to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period
	(In thousands)
2006
Deducted from asset accounts:
Allowance for doubtful accounts	$2,050	$1,978	$79	(3)	$1,737	(2)	$2,370
Allowance for returns	2,332	—	4,608	(1)(3)	5,273	(4)	1,667
Allowance for inventory obsolescence	563	3,584	1,339	(3)(5)	266		5,220
Valuation allowance for deferred tax assets	1,332	—	—		—		1,332
2005
Deducted from asset accounts:
Allowance for doubtful accounts	$2,643	$146	$708	(3)	$1,447	(2)	$2,050
Allowance for returns	2,273	—	6,669	(1)(3)	6,610	(4)	2,332
Allowance for inventory obsolescence	133	383	323	(3)	276		563
Valuation allowance for deferred tax assets	1,332	—	—		—		1,332
2004
Deducted from asset accounts:
Allowance for doubtful accounts	$3,364	$1,108	$879	(3)	$2,708	(2)	$2,643
Allowance for returns	3,001	—	6,663	(1)	7,391	(4)	2,273
Allowance for inventory obsolescence	129	428	9		433		133
Valuation allowance for deferred tax assets	2,145	—	—		813		1,332

(1)	Netted against revenues.

(2)	Uncollectible accounts written off, net of recoveries.

(3)	Additions from acquisitions.

(4)	Credits issued for stock balancing rights.

(5)	Reclassifications from other accounts.

EXHIBIT INDEX

Exhibit No.		Description
2.1	(10)	Agreement and Plan of Merger dated as of November 21, 2004 by and among Citrix Systems, Inc., Hal Acquisition Corporation, Net6, Inc., and Tim Guleri as stockholder representative

2.2	(13)	Agreement and Plan of Merger dated as of June 1, 2005 by and among Citrix Systems, Inc., NCAR Acquisition Corporation, NCAR LLC, NetScaler, Inc. and Guarev Garg as stockholder representative

2.3	(13)	Amendment No. 1 to Agreement and Plan of Merger dated as of June 1, 2005 by and among Citrix Systems, Inc., NCAR Acquisition Corporation, NCAR LLC, NetScaler, Inc. and Guarev Garg as stockholder representative, dated as of June 24, 2005

2.4	(19)	Agreement and Plan of Merger, dated as of August 4, 2006, by and among Citrix Systems, Inc., Banyan Acquisition Corporation, Orbital Data Corporation and John Jaggers as the stockholder representative

3.1	(1)	Amended and Restated Certificate of Incorporation of the Company

3.2	(8)	Amended and Restated By-laws of the Company

3.3	(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation

4.1	(1)	Specimen certificate representing the Common Stock

10.1*	(7)	Fourth Amended and Restated 1995 Stock Plan

10.2*	(3)	Second Amended and Restated 1995 Non-Employee Director Stock Option Plan

10.3*	(5)	Third Amended and Restated 1995 Employee Stock Purchase Plan

10.4*	(6)	Second Amended and Restated 2000 Director and Officer Stock Option and Incentive Plan

10.5*	(9)	2000 Director and Officer Stock Option and Incentive Plan, Non-Qualified Stock Option Agreement

10.6*	(9)	2000 Director and Officer Stock Option and Incentive Plan, Incentive Stock Option Agreement

10.7*	(10)	Amended and Restated 2000 Stock Incentive Plan of Net6 Inc. (a subsidiary of Citrix Systems, Inc.)

10.8*	(10)	Amended and Restated 2003 Stock Incentive Plan of Net6 Inc. (a subsidiary of Citrix Systems, Inc.)

10.9	(10)	Microsoft Master Source Code Agreement by and between the Company and Microsoft dated December 16, 2004

10.10	(10)	License Form by and between the Company and Microsoft Corporation dated December 16, 2004 (with certain information omitted pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission)

10.11	(4)	Participation Agreement dated as of April 23, 2002, by and among Citrix Systems, Inc., Citrix Capital Corp., Selco Service Corporation and Key Corporate Capital, Inc. (the “Participation Agreement”) (with certain information omitted pursuant to a grant of confidential treatment and filed separately with the Securities and Exchange Commission)

10.12	(4)	Amendment No. 1 to Participation Agreement dated as of June 17, 2002 (with certain information omitted pursuant to a grant of confidential treatment and filed separately with the Securities and Exchange Commission)

10.13	(4)	Master Lease dated as of April 23, 2002 by and between Citrix Systems, Inc. and Selco Service Corporation (with certain information omitted pursuant to a grant for confidential treatment and filed separately with the Securities and Exchange Commission)

10.14*	(11)	2005 Executive Bonus Plan

10.15*	(16)	2006 Executive Bonus Plan

10.16*	(12)	2005 Equity Incentive Plan

10.17*	(17)	Amendment to Citrix Systems, Inc. 2005 Equity Incentive Plan

10.18*	(12)	2005 Employee Stock Purchase Plan

10.19*	(12)	2005 Equity Incentive Plan Incentive Stock Option Master Agreement (Domestic)

10.20*	(12)	2005 Equity Incentive Plan Non-Qualified Stock Option Master Agreement (Domestic)

10.21*	(17)	Citrix Systems, Inc. 2005 Equity Incentive Plan Non-Qualified Stock Option Master Agreement (Domestic)

10.22*	(17)	Citrix Systems, Inc. 2005 Equity Incentive Plan Stock Option Master Agreement (French)

10.23*	(15)	Form of Restricted Stock Unit Agreement under the Citrix Systems, Inc. 2005 Equity Incentive Plan

10.24*	(17)	Form of Restricted Stock Unit Agreement for Non-Employee Directors under the Citrix Systems, Inc. 2005 Equity Incentive Plan

10.25*	(13)	Change in Control Agreement dated as of August 4, 2005 by and between Citrix Systems, Inc. and Mark B. Templeton

10.26*	(13)	Change in Control Agreement dated as of August 4, 2005 by and between Citrix Systems, Inc. and each of David J. Henshall, David R. Freidman and John C. Burris

10.27*	(17)	Change in Control Agreement, dated as of August 4, 2006, by and between Citrix Systems, Inc. and Brett M. Caine

10.28	(18)	Amended and Restated Credit Agreement dated as of September 27, 2006 among Citrix Systems, Inc., Citrix Systems International GmbH, JPMorgan Chase Bank N.A., and certain other financial institutions

10.29	(14)	Term Loan Agreement dated as of August 9, 2005 by and among Citrix Systems, Inc., Citrix Systems International GMBH, JPMorgan Chase Bank, N.A., J.P. Morgan Securities Inc. and certain other financial institutions

10.30*	(14)	NetScaler, Inc. 1997 Stock Plan

10.31		Type # 3 License Form by and between the Company and Microsoft Corporation dated September 5, 2007 (with certain information omitted pursuant to a request for confidential treatment and filed with the Securities and Exchange Commission)

21.1		List of Subsidiaries

23.1		Consent of Ernst & Young LLP

24.1		Power of Attorney (Included in signature page)

31.1		Rule 13a-14(a) / 15d-14(a) Certifications

31.2		Rule 13a-14(a) / 15d-14(a) Certifications

32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or any compensatory plan, contract or arrangement.

(1)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 33-98542), as amended.

(2)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 000-27084).

(3)	Incorporated by reference herein to exhibits of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

(4)	Incorporated by reference herein to exhibits of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(5)	Incorporated by reference herein to exhibits of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

(6)	Incorporated by reference herein to exhibits of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(7)	Incorporated by reference herein to exhibits of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

(8)	Incorporated by reference herein to exhibits of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

(9)	Incorporated by reference herein to exhibits of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

(10)	Incorporated by reference herein to exhibits of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

(11)	Incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated as of February 10, 2005.

(12)	Incorporated by reference herein to exhibits of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

(13)	Incorporated by reference herein to exhibits of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

(14)	Incorporated by reference herein to exhibits of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

(15)	Incorporated by reference herein to exhibits of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006

(16)	Incorporated by reference herein to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated as of April 18, 2006.

(17)	Incorporated by reference herein to exhibits of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006

(18)	Incorporated by reference herein to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated as of September 27, 2006.

(19)	Incorporated by reference herein to exhibits of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006