Form 10-Q
period 2007-03-31
CITRIX SYSTEMS INC
filed 2007-09-07
CIK 877890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

As of August 30, 2007 there were 179,755,470 shares of the registrant’s Common Stock, $.001 par value per share, outstanding.

CITRIX SYSTEMS, INC.

Form 10-Q

For the Quarterly Period Ended March 31, 2007

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CITRIX SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2007	December 31, 2006
	(unaudited)
	(In thousands, except par value)
Assets
Current assets:
Cash and cash equivalents	$449,571	$349,054
Short-term investments	200,185	152,652
Accounts receivable, net of allowances of $3,325 and $4,037 at March 31, 2007 and December 31, 2006, respectively	168,047	204,974
Inventories, net	9,709	6,619
Prepaid expenses and other current assets	56,496	45,646
Current portion of deferred tax assets, net	55,620	52,792

Total current assets	939,628	811,737
Restricted cash equivalents and investments	63,671	63,815
Long-term investments	195,713	241,675
Property and equipment, net	99,732	92,580
Goodwill	675,774	631,690
Other intangible assets, net	154,858	130,462
Long-term portion of deferred tax assets, net	46,436	41,594
Other assets	11,568	10,920

	$2,187,380	$2,024,473

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$46,821	$45,217
Accrued expenses	166,468	145,664
Income taxes payable	20,457	11,892
Current portion of deferred revenues	351,452	332,770

Total current liabilities	585,198	535,543
Long-term portion of deferred revenues	24,750	23,518
Other liabilities	11,459	1,123

Commitments and contingencies

Stockholders’ equity:

Preferred stock at $.01 par value: 5,000 shares authorized, none issued and outstanding	—	—
Common stock at $.001 par value: 1,000,000 shares authorized; 239,253 and 238,156 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	239	238
Additional paid-in capital	1,732,748	1,655,530
Retained earnings	1,031,941	1,006,706
Accumulated other comprehensive income	3,410	4,180

	2,768,338	2,666,654
Less— common stock in treasury, at cost (59,465 shares at March 31, 2007 and December 31, 2006)	(1,202,365)	(1,202,365)

Total stockholders’ equity	1,565,973	1,464,289

	$2,187,380	$2,024,473

See accompanying notes.

CITRIX SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Revenues:
Product licenses	$122,067	$114,185
License updates	112,808	93,871
Online services	47,211	31,638
Technical services	26,002	20,304

Total net revenues	308,088	259,998

Cost of revenues:
Cost of license revenues	8,295	6,631
Cost of services revenues	14,891	10,497
Amortization of product related intangible assets	6,228	5,001

Total cost of revenues	29,414	22,129

Gross margin	278,674	237,869

Operating expenses:
Research and development	46,544	34,685
Sales, marketing and support	130,649	110,027
General and administrative	57,903	40,151
Amortization of other intangibles	4,147	4,032
In-process research and development	1,200	—

Total operating expenses	240,443	188,895

Income from operations	38,231	48,974
Interest income	11,375	7,602
Interest expense	(224)	(500)
Other income (expense), net	187	(703)

Income before income taxes	49,569	55,373
Income taxes	11,936	13,910

Net income	$37,633	$41,463

Earnings per share:
Basic	$0.21	$0.23

Diluted	$0.20	$0.22

Weighted average shares outstanding:
Basic	179,282	178,169

Diluted	184,357	185,988

See accompanying notes.

CITRIX SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2007	2006
	(In thousands)
Operating Activities
Net income	$37,633	$41,463
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	10,375	9,033
Depreciation and amortization of property and equipment	8,465	6,221
Stock-based compensation expense	13,931	13,885
In-process research and development	1,200	—
Provision for doubtful accounts	233	587
Provision for product returns	723	1,179
Provision for (recovery of) inventory reserves	875	(21)
Tax effect of stock-based compensation	2,427	12,394
Excess tax benefit from exercise of stock options	(2,473)	(12,396)
Other non-cash items	551	154

Total adjustments to reconcile net income to net cash provided by operating activities	36,307	31,036
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	38,279	23,832
Inventories	(3,920)	(1)
Prepaid expenses and other current assets	(10,829)	(4,414)
Other assets	(648)	(706)
Deferred tax assets, net	(4,603)	154
Accounts payable	1,548	667
Accrued expenses	38	143
Income taxes payable	8,564	(1,204)
Deferred revenues	20,756	6,427
Other liabilities	(157)	4

Total changes in operating assets and liabilities, net of the effects of acquisitions	49,028	24,902

Net cash provided by operating activities	122,968	97,401
Investing Activities
Purchases of available-for-sale investments	(99,848)	(185,137)
Proceeds from sales of available-for-sale investments	35,924	—
Proceeds from maturities of available-for-sale investments	62,609	2,751
Purchases of property and equipment	(15,613)	(8,903)
Cash paid for acquisitions, net of cash acquired	(57,275)	—
Cash paid for licensing agreement	(2,750)	—
Other	—	(465)

Net cash used in investing activities	(76,953)	(191,754)
Financing Activities
Proceeds from issuance of common stock	20,075	92,219
Excess tax benefit from exercise of stock options	2,427	12,394
Structured stock repurchases, net	40,000	(40,103)
Payments on debt	(8,000)	(31,000)

Net cash provided by financing activities	54,502	33,510

Change in cash and cash equivalents	100,517	(60,843)
Cash and cash equivalents at beginning of period	349,054	484,035

Cash and cash equivalents at end of period	$449,571	$423,192

Supplemental non-cash investing activity:
Increase (decrease) in restricted cash equivalents and investments	$(144)	$9

See accompanying notes.

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2007

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments, which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown, are of a normal recurring nature and have been reflected in the condensed consolidated financial statements. The results of operations for the periods presented are not necessarily indicative of the results expected for the full year or for any future period partially because of the seasonality of the Company’s business. Historically, the Company’s fourth quarter revenue in any year is typically higher than the first quarter of the subsequent year. The information included in these condensed consolidated financial statements should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this report and the consolidated financial statements and accompanying notes included in the Citrix Systems, Inc. (the “Company”) Form 10-K for the year ended December 31, 2006.

Stock Option Review

On November 30, 2006, after the Company’s management conducted a preliminary, limited scope review of certain of its stock option granting practices, the Company’s Audit Committee commenced a voluntary, independent investigation of the Company’s historical stock option granting practices and related accounting during the period from January 1996 through December 2006. None of the members of the Audit Committee has ever served on the Compensation Committee of the Board of Directors. This voluntary investigation was not in response to any governmental investigation, stockholder lawsuit, whistleblower complaint or inquiries from media organizations. The investigation was conducted with the assistance of independent outside legal counsel and outside forensic accounting consultants, and covered option grants made to all employees during the period from January 1996 through December 2006. This investigation continued throughout the first quarter of 2007 and was completed on June 13, 2007. Management further evaluated all grants (consisting of two employee new hire grants) in December 1995, which was the month the Company completed its initial public offering, and all grants to non-employee directors. The investigation and related review consisted of approximately 191 grant dates (representing over 27,000 individual option grants and approximately 108.7 million stock options). The Company’s Annual Report on Form 10-K for the year ended December 31, 2006, which was filed on September 7, 2007, contains a description of the Audit Committee’s investigation, management’s related review, the conclusions of the Audit Committee and management and the restatement of the Company’s consolidated balance sheet as of December 31, 2005 and the related consolidated statements of income, stockholders’ equity and comprehensive income and cash flows for the years ended December 31, 2005 and 2004, and each of the quarters in the 2006 and 2005 fiscal years, to reflect additional stock-based compensation expense and related income tax effects for stock option awards granted since December 1995.

As a result of the Audit Committee’s investigation and management’s related review of the Company’s historical stock option granting practices and the associated restatements, the Company could not file its periodic reports with the SEC on a timely basis and, as a result, faced the possibility that its stock would be delisted from the Nasdaq Global Select Market. With the filing of its Annual Report on Form 10-K for the year ended December 31,2006 and this Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, the Company believes it has returned to full compliance with SEC reporting requirements and Nasdaq listing requirements and expects that the Nasdaq delisting matter will be closed.

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

Investments

        Short-term and long-term investments at March 31, 2007 and December 31, 2006 primarily consist of corporate securities, government securities and municipal securities. Investments classified as available-for-sale are stated at fair value with unrealized gains and losses, net of taxes, reported in accumulated other comprehensive income. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 95, Statement of Cash Flows, the Company classifies available-for-sale securities, including its investments in auction rate securities that are available to meet the Company’s current operational needs, as short-term. The Company does not recognize changes in the fair value of its investments in income unless a decline in value is considered other-than-temporary in accordance with the Financial Accounting Standards Board (the “FASB”) Staff Position 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2007

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

Inventory

Inventories are stated at the lower of cost or market on a first-in, first out basis and primarily consist of finished goods. As of March 31, 2007 and December 31, 2006, the provision to reduce obsolete or excess inventories to market was $6.1 million and $5.2 million, respectively.

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

March 31, 2007

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

In the normal course of business, the Company does not permit product returns, but it does provide most of its distributors with stock balancing and price protection rights. Stock balancing rights permit distributors to return products to the Company by the forty-fifth day of the fiscal quarter, subject to ordering an equal dollar amount of the Company’s other products prior to the last day of the same fiscal quarter. Price protection rights require that the Company grant retroactive price adjustments for inventories of products held by distributors if it lowers prices for such products. The Company establishes provisions for estimated returns for stock balancing and price protection rights, as well as other sales allowances, concurrently with the recognition of revenue. The provisions are established based upon consideration of a variety of factors, including, among other things, recent and historical return rates for both, specific products and distributors, estimated distributor inventory levels by product, the impact of any new product releases and projected economic conditions. Actual product returns for stock balancing and price protection provisions incurred are, however, dependent upon future events, including the amount of stock balancing activity by distributors and the level of distributor inventories at the time of any price adjustments. The Company continually monitors the factors that influence the pricing of its products and distributor inventory levels and makes adjustments to these provisions when it believes actual returns and other allowances could differ from established reserves. The Company’s ability to recognize revenue upon shipment to distributors is predicated on its ability to reliably estimate future stock balancing returns. If actual experience or changes in market condition impairs the Company’s ability to estimate returns, it would be required to defer the recognition of revenue until the delivery of the product to the end-user. Allowances for estimated product returns amounted to approximately $1.1 million and $1.7 million at March 31, 2007 and December 31, 2006, respectively. The Company has not reduced and has no current plans to reduce its prices for inventory currently held by distributors. Accordingly, there were no reserves required for price protection at March 31, 2007 and December 31, 2006.

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2007

The Company also records estimated reductions to revenue for customer programs and incentive offerings including volume-based incentives. If market conditions were to decline, the Company could take actions to increase its customer incentive offerings, which could result in an incremental reduction to revenue at the time the incentive is offered.

Accounting for Stock-Based Compensation Plans

The Company’s stock-based compensation program is a broad based, long-term retention program that is intended to attract and reward talented employees and align stockholder and employee interests. As of March 31, 2007, the Company had two stock-based compensation plans under which it was granting stock options, shares of non-vested stock and non-vested stock units. The Company is currently granting stock-based awards from its 2005 Equity Incentive Plan (as amended, the “2005 Plan”) and 2005 Employee Stock Purchase Plan (the “2005 ESPP”). Upon the completion of the 2007 acquisition of Ardence Delaware, Inc. (“Ardence”), the Company assumed the Ardence Delaware, Inc., 2005 Omnibus Stock Plan and the Ardence Delaware, Inc., 2006 Restricted Stock Unit Plan. The Company’s Board of Directors has provided that no new awards will be granted under the Company’s acquired stock plans. The Company’s superseded and expired stock plans include the Amended and Restated 1995 Stock Plan, Second Amended and Restated 2000 Director and Officer Stock Option and Incentive Plan and Second Amended and Restated 1995 Non-Employee Director Stock Option Plan. Awards previously granted under these plans and still outstanding, however, typically expire ten years from the date of grant and will continue to be subject to all the terms and conditions of such plans, as applicable. During 2006, the Company began awarding non-vested stock units and non-vested stock awards with performance measures to certain key executives as part of its overall compensation program. In addition, during 2006, the Company also began awarding its non-employee directors non-vested stock units with service based vesting.

Under the terms of the 2005 Plan, the Company is authorized to grant incentive stock options (“ISOs”), non-qualified stock options (“NSOs”), non-vested stock, non-vested stock units, stock appreciation rights (“SARs”), performance units and to make stock-based awards to full and part-time employees of the Company and its subsidiaries or affiliates, where legally eligible to participate, as well as consultants and non-employee directors of the Company. On February 7, 2007, subject to stockholder approval, the Board of Directors approved a second amendment to the 2005 Plan (the “Plan Amendment”) to (i) increase the aggregate number of shares of Common Stock authorized for issuance under the 2005 Plan by an additional 5,400,000 shares and (ii) increase the aggregate number of shares of Common Stock issuable pursuant to restricted stock, restricted stock units, performance units or stock grants by an additional 1,000,000 shares of Common Stock. The Company is requesting that the stockholders vote to approve the Plan Amendment to increase the number of shares reserved for issuance under the 2005 Plan by 5,400,000 shares and to increase the number of shares issuable pursuant to restricted stock, restricted stock units, performance units or stock grants by 1,000,000 shares. Currently, the 2005 Plan provides for the issuance of a maximum of 15,500,000 shares of common stock. Under the 2005 Plan, ISOs must be granted at exercise prices no less than fair market value on the date of grant, except for ISOs granted to employees who own more than 10% of the Company’s combined voting power, for which the exercise prices must be no less than 110% of the market value at the date of grant. NSOs and SARs must be granted at no less than market value on the date of grant, or in the case of SARs in tandem with options, at the exercise price of the related option. Non-vested stock awards may be granted for such consideration in cash, other property or services, or a combination thereof, as determined by the Compensation Committee of the Board of Directors of the Company. All stock-based awards are exercisable upon vesting. As of March 31, 2007, there were 34,333,613 shares of common stock reserved for issuance pursuant to the Company’s stock-based compensation plans and the Company had authorization under its 2005 Plan to grant 7,555,083 additional stock-based awards at March 31, 2007.

Under the 2005 ESPP, all full-time and certain part-time employees of the Company are eligible to receive options to purchase common stock of the Company twice per year at the end of a six month payment period (a “Payment Period”). During each Payment Period, eligible employees who so elect may authorize payroll deductions in an amount no less than 1% nor greater than 10% of his or her base pay for each payroll period in the Payment Period. At the end of each Payment Period, the accumulated deductions are used to purchase shares of common stock from the Company up to a maximum of 12,000 shares for any one employee during a Payment Period. Shares are purchased at a price equal to 85% of the fair market value of the Company’s common stock on the last business day of a Payment Period. Employees who, after exercising their rights to purchase shares of common stock under the 2005 ESPP, would own shares of 5% or more of the voting power of the Company’s common stock, are ineligible to participate under the 2005 ESPP. The 2005 ESPP provides for the issuance of a maximum of 10,000,000 shares of common stock. As of March 31, 2007, 537,091 shares had been issued under the 2005 ESPP. During the first quarter of 2007, due to the ongoing voluntary stock option review, the Company suspended contributions to its 2005 ESPP. The contributions made to the 2005 ESPP and the related stock-based compensation in the first quarter of 2007 were not material.

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2007

Stock-Based Compensation

The Company currently uses the Black-Scholes option pricing model to determine the fair value of its stock options and employee stock purchase plan shares. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the Company’s expected stock price volatility over the term of the awards, actual and projected employee exercise behaviors, risk-free interest rate and expected dividends.

The detail of the total stock-based compensation recognized by income statement classification is as follows (in thousands):

Income Statement Classifications	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Cost of services revenues	$410	$467
Research and development	3,617	4,362
Sales, marketing and support	5,780	5,340
General and administrative	4,124	3,716

Total	$13,931	$13,885

As of March 31, 2007, there was $60.5 million of total unrecognized compensation cost related to the stock options, non-vested stock and non-vested stock units. That cost is expected to be recognized over a weighted-average period of 1.90 years.

Stock Options

Options granted from the 2005 Plan typically have a five year life and vest over three years at a rate of 33.3% of the shares underlying the option one year from date of grant and at a rate of 2.78% monthly thereafter. For purposes of valuing stock options the Company determined the expected volatility factor by considering the implied volatility in two-year market-traded options of the Company’s common stock based on third party volatility quotes in accordance with the provisions of Staff Accounting Bulletin (“SAB”) No. 107. The Company’s decision to use implied volatility was based upon the availability of actively traded options on the Company’s common stock and its assessment that implied volatility is more representative of future stock price trends than historical volatility. The approximate risk free interest rate was based on the implied yield available on U.S. Treasury zero-coupon issues with remaining terms equivalent to the Company’s expected term on its options. The expected term of the Company’s stock options was based on the historical employee exercise patterns considering changes in vesting periods and contractual terms. The Company also analyzed its historical pattern of option exercises based on certain demographic characteristics and determined that there were no meaningful differences in option exercise activity based on the demographic characteristics. The Company does not intend to pay dividends on its common stock in the foreseeable future. Accordingly, the Company used a dividend yield of zero in its option pricing model. The weighted average fair value of stock options granted during the three months ended March 31, 2007 was $9.80. The total intrinsic value of options exercised during the three months ended March 31, 2007 was $13.3 million. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares.

The assumptions used to value option grants are as follows:

	Three Months Ended March 31, 2007	Three Months ended March 31, 2006
Expected volatility factor	0.33	0.30
Approximate risk free interest rate	4.69%	4.55%
Expected term (in years)	3.37	3.00
Expected dividend yield	0%	0%

Non-vested Stock

The Company has assumed non-vested stock held by certain employees of acquired companies. The non-vested stock assumed vests monthly based on service through October 2007 dependent upon the remaining vesting period of such non-vested stock at the time of the acquisition. As part of an overall retention program, the Company also granted shares of non-vested stock to certain employees from the 2005 Plan. Non-vested stock typically vests 50% on the first anniversary of the grant date and 50% on the second anniversary of the grant date. The Company has also awarded shares of non-vested stock pursuant to the 2005 Plan to a certain senior member of management that vest upon achieving certain employee retention goals. If the minimum retention goals are not achieved, no shares will be awarded and no compensation cost will be recognized and any previously recognized compensation cost will be reversed. As of March 31, 2007, the number of non-vested shares granted but unreleased was 38,970.

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2007

Non-vested Stock Units

As part of the acquisitions that the Company completed in 2006, it assumed non-vested stock units, of which the majority vest based on service at a rate of 50% on the first anniversary of the grant date and 50% on the second anniversary of the grant date. In addition, the Company awards all vice presidents and senior executives non-vested performance stock units from the 2005 Plan. The number of non-vested stock units underlying each award is determined one year after the date of the award based on achievement of a specific corporate operating income goal. If the performance goal is less than 90% attained, then no non-vested stock units will be issued pursuant to the authorized award. For performance at and above 90%, the number of non-vested stock units issued is based on a graduated slope, with the maximum number of non-vested stock units issuable pursuant to the award capped at 125% of the base number of non-vested stock units set forth in the executive’s award agreement. If the performance goal is met, the non-vested stock units will vest 33.33% on each anniversary subsequent to the date of the award. Each non-vested stock unit, upon vesting, will represent the right to receive one share of the Company’s common stock. If the performance goals are not met, no compensation cost will be recognized and any previously recognized compensation cost will be reversed. The Company also awards all vice presidents and senior executives non-vested stock units that vest based on service from the 2005 Plan. These non-vested stock units vest 33.33% on each anniversary subsequent to the date of the award. Each non-vested stock unit, upon vesting, will represent the right to receive one share of the Company’s common stock. In addition, the Company awards non-vested stock units to its non-employee directors. These units vest monthly in equal installments based on service and, upon vesting; each stock unit represents the right to receive one share of the Company’s common stock. As of March 31, 2007, the number of non-vested units granted but unvested was 354,926.

3. EARNINGS PER SHARE

Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock awards (calculated using the treasury stock method) during the period they were outstanding.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share information):

	Three Months ended March 31,
	2007	2006
Numerator:
Net income	$37,633	$41,463

Denominator:
Denominator for basic earnings per share — weighted-average shares outstanding	179,282	178,169
Effect of dilutive employee stock awards	5,075	7,819

Denominator for diluted earnings per share — weighted-average shares outstanding	184,357	185,988

Basic earnings per share	$0.21	$0.23

Diluted earnings per share	$0.20	$0.22

Anti-dilutive weighted-average shares	21,207	21,853

4. ACQUISITIONS

2007 Acquisitions

During 2007, the Company acquired all of the issued and outstanding capital stock of Ardence (the “Ardence Acquisition”), a leading provider of solutions that allow information technology administrators to set up and configure PCs, servers, and Web servers in real time from a centrally managed source. The Ardence Acquisition strengthens the Company’s application delivery capabilities with more robust streaming and provisioning technologies and increased security and reliability. The total consideration for the

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2007

Ardence Acquisition was $52.6 million comprised of cash paid of $50.6 million and acquisition related costs of approximately $2.0 million. As part of the Ardence Acquisition, the Company assumed approximately 0.1 million non-vested stock-based awards upon the closing of the transaction. Revenues from the acquired products are primarily included in the Company’s Product License revenue. The sources of funds for consideration paid in the transaction consisted of available cash and investments. The Ardence Acquisition results of operations have been included in the Company’s condensed consolidated results of operations beginning after the date of the completion of the transaction and are not significant in relation to the Company’s condensed consolidated financial statements. Accordingly, pro forma financial disclosures have not been presented.

Under the purchase method of accounting, the purchase price for the Ardence Acquisition was allocated to the acquired company’s net tangible and intangible assets based on their estimated fair values as of the date of the completion of the acquisition. The allocation of the total purchase price is summarized below (in thousands):

	Purchase Price Allocation	Asset Life
Current assets	$4,076
Property and equipment	917	Various
In-process research and development	1,200
Intangible assets	22,160	3-7 years
Goodwill	44,083	Indefinite

Assets acquired	72,436
Current liabilities assumed	(9,318)
Long-term liabilities assumed	(1,956)
Deferred tax liabilities, non-current	(8,577)

Net assets acquired, including direct transaction costs	$52,585

Current assets acquired in connection with the Ardence Acquisition consisted mainly of accounts receivable and current liabilities acquired consisted primarily of short-term debt and other accrued expenses. Long-term liabilities consist primarily of facilities related costs. The $44.1 million of goodwill related to the Ardence Acquisition was assigned to the Company’s Americas segment and is not deductible for tax purposes. See Note 7 for segment information.

Identifiable intangible assets purchased in the Ardence Acquisition, in thousands, and their weighted average lives are as follows:

		Weighted Life
Trade name	$60	1.0 years
Customer relationships	4,800	6.4 years
Core and product technologies	17,300	5.3 years

Total	$22,160

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

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2007

The Sevin Rosen funds, a venture capital firm, is a stockholder in XenSource. Stephen Dow, a member of the Company’s Board of Directors, is a general partner of the Sevin Rosen funds and does not directly hold any interest in XenSource. Although the Sevin Rosen funds are represented on the Board of Directors of XenSource, Mr. Dow is not a director of XenSource. The Company’s acquisition of XenSource, if closed, will provide a return to all partners of the Sevin Rosen funds, including Mr. Dow. Subject to certain assumptions, the Company currently estimates that the potential allocation to Mr. Dow through the general partner entities of the Sevin Rosen funds related to the Merger is approximately $1.9 million. Mr. Dow has been on the Company’s Board of Directors since 1989 and currently owns 262,349 shares of its common stock. Mr. Dow did not attend the meeting at which the Company’s Board approved the transaction and recused himself from the vote to approve the transaction. Consistent with the Company’s policies and the charter of the Nominating and Corporate Governance Committee of the Company’s Board of Directors, the acquisition of XenSource was reviewed and approved by the Nominating and Corporate Governance Committee. There are no material relationships among the Company and XenSource or any of their respective affiliates or any of the parties to the agreement to acquire XenSource and related agreements, other than in respect of such agreements themselves and as disclosed herein.

2006 Acquisitions

During 2006, the Company acquired all of the issued and outstanding capital stock of two privately held companies, Reflectent Software, Inc., a provider of solutions to monitor the real-time performance of client-server, web and desktop applications from an end-user perspective, and Orbital Data Corporation, a provider of solutions that optimize the delivery of applications over wide area networks (the “2006 Acquisitions”). The 2006 Acquisitions strengthen the Company’s Application Delivery Infrastructure products which are designed to offer comprehensive solutions across all dimensions of application delivery. The total consideration for the 2006 Acquisitions was $68.0 million comprised of cash paid of $65.1 million and other costs related primarily to estimated direct transaction costs of $2.9 million. As part of the 2006 Acquisitions, the Company assumed approximately 0.4 million non-vested stock-based awards upon the closing of the transaction. Revenues from the acquired products are primarily included in the Company’s Product License revenue and Technical Services revenue. The sources of funds for consideration paid in these transactions consisted of available cash and investments. In connection with the 2006 Acquisitions, the Company allocated $44.4 million to goodwill, $17.3 million to core and product technology and $3.6 million to other intangible assets. The Company assigned all of the goodwill to its Americas segment.

Purchase Accounting for Acquisitions

The fair values used in determining the purchase price allocation for certain intangible assets for the Company’s acquisitions were based on estimated discounted future cash flows, royalty rates and historical data, among other information. Purchased in-process research and development (“IPR&D”) of $1.2 million was expensed in the first quarter of 2007 immediately upon the closing of the Ardence Acquisition in accordance with FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method, due to the fact that it pertained to technology that was not currently technologically feasible, meaning it had not reached the working model stage, did not contain all of the major functions planned for the product, was not ready for initial customer testing and had no alternative future use. The fair value assigned to in-process research and development was determined using the income approach, which includes estimating the revenue and expenses associated with a project’s sales cycle and by estimating the amount of after-tax cash flows attributable to the projects. The future cash flows were discounted to present value utilizing an appropriate risk-adjusted rate of return, which was 22%. The rate of return included a factor that takes into account the uncertainty surrounding the successful development of the IPR&D.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The Company had $675.8 million and $631.7 million of goodwill as of March 31, 2007 and December 31, 2006, respectively. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company reviews its goodwill periodically for impairment. The Company completed its annual goodwill impairment test during the fourth quarter of 2006 and determined that the carrying amount of goodwill was not impaired. Substantially all of the Company’s goodwill at March 31, 2007 and December 31, 2006 was associated with the Americas and Citrix Online Division reportable segments. See Note 7 for segment information.

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2007

Intangible Assets

The Company has intangible assets with finite lives that are recorded at cost, less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally three to seven years, except for patents, which are amortized over the lesser of their remaining life or ten years. Intangible assets consist of the following (in thousands):

	March 31, 2007		December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Core and product technologies	$161,724	$61,274	$137,071	$55,301
Other	95,872	41,464	85,754	37,062

Total	$257,596	$102,738	$222,825	$92,363

Other intangible assets consist primarily of customer relationships, trade names, covenants not to compete and patents. Amortization of product related intangible assets includes amortization of core and product technologies and patents and is reported as a cost of revenues in the accompanying condensed consolidated statements of income. Amortization of other intangible assets includes amortization of customer relationships, trade names and covenants not to compete and is reported as an operating expense in the accompanying condensed consolidated statements of income.

Estimated future amortization expense is as follows (in thousands):

Year ending December 31,
2007	$41,424
2008	38,817
2009	32,331
2010	27,596
2011	16,917

6. LONG-TERM DEBT

Credit Facility

Effective on August 9, 2005, the Company entered into a revolving credit facility (the “Credit Facility”) with a group of financial institutions (the “Lenders”). Effective September 27, 2006, the Company entered into an amendment and restatement of its Credit Facility (the “Amendment”). The Amendment decreased the overall range of interest the Company will pay on amounts outstanding on the Credit Facility and lowered the facility fee. In addition, the Amendment extended the term of the Credit Facility. The Credit Facility, as amended, allows the Company to increase the revolving credit commitment up to a maximum aggregate revolving credit commitment of $175.0 million. The Credit Facility, as amended, currently provides for a revolving line of credit that will expire on September 27, 2011 in the aggregate amount of $100.0 million, subject to continued covenant compliance. A portion of the revolving line of credit (i) in the aggregate amount of $25.0 million may be available for issuances of letters of credit and (ii) in the aggregate amount of $15.0 million may be available for swing line loans. The Credit Facility currently bears interest at the London Interbank Offered Rate (“LIBOR”) plus 0.32% and adjusts in the range of 0.32% to 0.80% above LIBOR based on the level of the Company’s total debt and its adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) as defined in the agreement. In addition, the Company is required to pay a quarterly facility fee ranging from 0.08% to 0.20% based on the aggregate amount available under the Credit Facility, as amended, and the level of the Company’s total debt and its adjusted EBITDA. Borrowings under the Credit Facility, as amended, are guaranteed by the Company and certain of the Company’s United States and foreign subsidiaries, which guarantees are secured by a pledge of shares of certain foreign subsidiaries. As of March 31, 2007, there were no amounts outstanding under the Credit Facility, as amended.

Interest expense on the Company’s borrowings was not material. The Credit Facility, as amended, contains customary default provisions, and the Company must comply with various financial and non-financial covenants. The financial covenants consist of a minimum interest coverage ratio and a maximum consolidated leverage ratio. The primary non-financial covenants limit the Company’s ability to pay dividends, conduct certain mergers or acquisitions, make certain investments and loans, incur future indebtedness or liens, alter the Company’s capital structure or sell stock or assets, subject to certain limits. Because of delays in filing the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, this Quarterly Report on Form 10-Q for the three months ended March 31, 2007 and its Quarterly Report of Form 10-Q for the three months ended June 30, 2007, the Company was at risk of breaching the affirmative covenants requiring certain financial statements to be provided to its lender within 90 days after the end of the Company’s fiscal year and 45 days after the end of the Company’s fiscal quarters. The Company received waivers related to these covenant breaches to extend the due date of such financial statements until September 30, 2007. The Company has notified its Lenders that the Company will provide such financial statements by the extension dates.

Term Loan

Effective on August 9, 2005, a subsidiary of the Company entered into a term loan facility (the “Term Loan”) with the Lenders. The Term Loan provided for an eighteen-month single-draw term loan facility in the aggregate amount of $100.0 million. The Term Loan bore interest at an interest rate of LIBOR plus 0.5% and adjusted in the range of 0.5% to 1.25% above LIBOR based on the level of the subsidiary’s total debt and its adjusted EBITDA, as described in the agreement. Borrowings under the Term Loan were guaranteed by the Company and certain of its United States and foreign subsidiaries, which guarantees were secured by a pledge of shares of certain foreign subsidiaries. In addition, the Company was required to pay a quarterly facility fee ranging from 0.125% to 0.25% based on the aggregate amount of the Term Loan and the level of the Company’s total debt and its adjusted EBITDA. The Term Loan was paid in full in February 2006. The weighted average interest rate on the Term Loan for the period that it was outstanding in 2006 was 4.59%.

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2007

7. SEGMENT INFORMATION

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

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2007

Net revenues and segment profit, classified by the Company’s four reportable segments are as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Net revenues:
Americas (1)	$139,330	$109,628
EMEA (2)	97,173	97,606
Asia-Pacific	24,374	21,126
Citrix Online Division	47,211	31,638

Consolidated	$308,088	$259,998

Segment profit:
Americas (1)	$69,563	$51,857
EMEA (2)	62,811	65,626
Asia-Pacific	6,364	7,756
Citrix Online Division	14,459	8,156
Unallocated expenses (3):
Amortization of intangible assets	(10,375)	(9,033)
Research and development	(41,582)	(31,895)
In-process research and development	(1,200)	—
Net interest and other income	11,338	6,399
Other corporate expenses	(61,809)	(43,493)

Consolidated income before income taxes	$49,569	$55,373

(1)	The Americas segment is comprised of the United States, Canada and Latin America.
(2)	Defined as Europe, the Middle East and Africa.
(3)	Represents expenses presented to management on a consolidated basis only and not allocated to the operating segments.

Identifiable assets classified by the Company’s reportable segments are shown below.

	March 31, 2007	December 31, 2006
	(In thousands)
Identifiable assets:
Americas	$1,753,117	$1,549,050
EMEA	169,009	207,012
Asia-Pacific	52,654	55,015
Citrix Online Division	212,600	213,396

Total identifiable assets	$2,187,380	$2,024,473

The increase in identifiable assets in the Americas segment is primarily due to an increase in short-term and long-term investments and, to a lesser extent, the goodwill and assets associated with the Company’s Ardence Acquisition. The decrease in identifiable assets in the EMEA segment is primarily due to collection of accounts receivable in the first quarter of 2007 related to higher year end sales. See Note 3 for additional information regarding the Company’s acquisitions.

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2007

In addition to evaluating the Company’s profitability by geography, including the Company’s Citrix Online Division, its CODMs also evaluate revenues by product groupings. Accordingly, the following table presents revenues for Product licenses, License updates and product related Technical services by product grouping for the Company’s Application Virtualization products, Application Networking products and other products and Online services revenues for the Citrix Online Division’s products (in thousands):

	Three Months Ended March 31,
	2007	2006
Net revenues:
Application Virtualization revenues	$224,130	$206,680
Citrix Online Division revenues	47,211	31,638
Application Networking revenues	32,097	21,012
Other	4,650	668

Total net revenue	$308,088	$259,998

8. DERIVATIVE FINANCIAL INSTRUMENTS

As of March 31, 2007 and December 31, 2006, the Company had $7.0 million and $7.4 million of derivative assets, respectively, and $3.4 million and $2.8 million of derivative liabilities, respectively, representing the fair values of the Company’s outstanding derivative instruments, which are recorded in other current assets, other assets, accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets. As of March 31, 2007, the Company’s derivative assets and liabilities primarily resulted from cash flow hedges related to its operating expenses transacted in local currencies. The change in the derivative component in accumulated other comprehensive income includes unrealized gains or losses that arose from changes in market value of derivatives that were held during the period, and gains or losses that were previously unrealized, but have been recognized in current period net income due to termination or maturities of derivative contracts. This reclassification has no effect on total comprehensive income or stockholders’ equity. The following table presents these components of accumulated other comprehensive income, net of tax for the Company’s derivative instruments (in thousands):

	Three Months Ended March 31,
	2007	2006
Unrealized gains (losses) on derivative instruments	$1,044	$(29)
Reclassification of realized (losses) gains	(1,883)	1,887

Net change in accumulated other comprehensive income due to derivative instruments	$(839)	$1,858

Cash Flow Hedges. At March 31, 2007 and December 31, 2006, the Company had in place foreign currency forward sale contracts with a notional amount of $95.0 million and $56.0 million, respectively, and foreign currency forward purchase contracts with a notional amount of $241.9 million and $220.0 million, respectively. The fair value of these contracts at March 31, 2007 and December 31, 2006 were assets of $7.0 million and $7.4 million, respectively, and liabilities of $3.4 million and $2.8 million, respectively. A substantial portion of the Company’s overseas expenses are and will continue to be transacted in local currencies. To protect against fluctuations in operating expenses and the volatility of future cash flows caused by changes in currency exchange rates, the Company has established a program that uses foreign exchange forward contracts to hedge its exposure to these potential changes. The terms of these instruments, and the hedged transactions to which they relate, generally do not exceed 12 months. Currencies hedged are Euros, British pounds sterling, Swiss francs, Australian dollars, Japanese yen, Hong Kong dollars, Canadian dollars, Danish krone and Swedish krona. There was no material ineffectiveness of the Company’s foreign currency forward contracts for the three months ended March 31, 2007 or 2006.

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

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2007

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

9. COMPREHENSIVE INCOME

The components of comprehensive income, net of tax, are as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Net income	$37,633	$41,463
Other comprehensive income:
Change in unrealized gain (loss) on available-for-sale securities	69	(32)
Net change due to derivative instruments	(839)	1,858

Comprehensive income	$36,863	$43,289

The components of accumulated other comprehensive income, net of tax, are as follows (in thousands):

	March 31, 2007	December 31, 2006
Unrealized gain on available-for-sale securities	$309	$240
Unrealized gain on derivative instruments	3,101	3,940

Accumulated other comprehensive income	$3,410	$4,180

10. INCOME TAXES

On January 1, 2007, the Company adopted the provisions of FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes. As a result of the implementation of FIN No. 48, the Company recognized an approximate $12.4 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. As of March 31, 2007, the Company’s net unrecognized tax benefits totaled approximately $37.3 million which included an increase of approximately $0.4 million for the three months ended March 31, 2007. Included in the balance at March 31, 2007, are approximately $0.3 million of tax positions which would not affect the annual effective tax rate and approximately $0.1 million of accrued interest on tax positions.

The Company and one or more of its subsidiaries is subject to United States, (“U.S.”) federal income taxes in the U.S., as well as, income taxes of multiple state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non- U.S. income tax examinations by tax authorities for years prior to 2003. The Internal Revenue Service commenced an examination of the Company’s U.S. federal income tax returns for 2004 and 2005 in the third quarter of 2006.

The Company is required to estimate its income taxes in each of the jurisdictions in which it operates as part of the process of preparing its condensed consolidated financial statements. At March 31, 2007, the Company has approximately $102.1 million in current and long-term deferred tax assets. SFAS No. 109, Accounting for Income Taxes, requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company reviews deferred tax assets periodically for recoverability and makes estimates and judgments regarding the expected geographic sources of taxable income, gains from investments, as well as tax planning strategies in assessing the need for a valuation allowance.

In the ordinary course of global business, there are transactions for which the ultimate tax outcome is uncertain, thus judgment is required in determining the worldwide provision for income taxes. The Company provides for income taxes on transactions based on its estimate of the probable liability. The Company adjusts its provision as appropriate for changes that impact its underlying judgments. Changes that impact provision estimates include such items as jurisdictional interpretations on tax filing positions based on the results of tax audits and general tax authority rulings. Due to the evolving nature of tax rules combined with the large number of jurisdictions in which the Company operates, it is possible that its estimates of its tax liability and the realizability of its deferred tax assets could change in the future, which may result in additional tax liabilities and adversely affect the Company’s results of operations, financial condition and cash flows.

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2007

The Company maintains certain operational and administrative processes in overseas subsidiaries and its foreign earnings are taxed at lower foreign tax rates. The Company does not expect to remit earnings from its foreign subsidiaries. The Company’s effective tax rate was approximately 24.1% for the three months ended March 31, 2007 and 25.1% for the three months ended March 31, 2006.

11. STOCK REPURCHASE PROGRAMS

The Company’s Board of Directors authorized an ongoing stock repurchase program with a total repurchase authority granted to the Company of $1.5 billion. The Company may use the approved dollar authority to repurchase stock at any time until the approved amounts are exhausted. The objective of the Company’s stock repurchase program is to improve stockholders’ returns. At March 31, 2007, approximately $333.4 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock.

The Company is authorized to make open market purchases of its common stock using general corporate funds. Additionally, during 2006, the Company entered into structured stock repurchase arrangements with large financial institutions using general corporate funds in order to lower the average cost to acquire shares. These programs include terms that require the Company to make up-front payments to the counterparty financial institution and result in the receipt of stock during and/or at the end of the period of the agreement or the receipt of either stock or cash at the maturity of the agreement, depending on market conditions.

During the three months ended March 31, 2007, the Company received approximately $40.0 million, including a $3.7 million premium related to the maturity of certain of its structured stock repurchase agreements and it made prepayments to financial institutions, net of premiums received, during the three months ended March 31, 2006, of approximately $29.1 million under its structured stock repurchase arrangements. During the three months ended March 31, 2007, the Company did not make any open market purchases and during the three months ended March 31, 2006 expended approximately $9.9 million on open market purchases. Under its structured stock repurchase agreements no shares were delivered during the three months ended March 31, 2007 and the Company took delivery of 1,073,850 shares with an average price of $26.24 during the three months ended March 31, 2006. As of March 31, 2007, the Company has no prepaid notional amounts outstanding under structured stock repurchase agreements. During the three months ended March 31, 2006 the Company repurchased 322,500 shares of outstanding common stock with an average per share price of $30.70 in its open market purchase transactions. In addition, a significant portion of the funds used to repurchase stock during the first quarter of 2006 was funded by proceeds from employee stock option exercises and the related tax benefits.

The Company did not enter into any structured stock repurchase agreements or repurchase any shares of outstanding common stock during its voluntary review of its historical stock option granting practices and related accounting.

12. COMMITMENTS AND CONTINGENCIES

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

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2007

The initial term of the synthetic lease is seven years. Upon approval by the lessor, the Company can renew the lease twice for additional two-year periods. The lease payments vary based on LIBOR plus a margin. At any time during the lease term, the Company has the option to sublease the property and upon a thirty-day written notice, the Company has the option to purchase the property for an amount representing the original property cost and transaction fees of approximately $61.0 million plus any lease breakage costs and outstanding amounts owed. Upon at least 180 days’ notice prior to the termination of the initial lease term, the Company has the option to remarket the property for sale to a third party. If the Company chooses not to purchase the property at the end of the lease term, it has guaranteed a residual value to the lessor of approximately $51.9 million and possession of the buildings will be returned to the lessor. On a periodic basis, the Company evaluates the property for indicators of impairment. If an evaluation were to indicate that fair value of the buildings were to decline below $51.9 million, the Company would be responsible for the difference under its residual value guarantee, which could have a material adverse effect on the Company’s results of operations and financial condition.

The synthetic lease includes certain financial covenants including a requirement for the Company to maintain a pledged balance of approximately $62.8 million in cash and/or investment securities as collateral. This amount is included in restricted cash equivalents and investments in the accompanying condensed consolidated balance sheets. The Company maintains the ability to manage the composition of the restricted investments within certain limits and to withdraw and use excess investment earnings from the restricted collateral for operating purposes. Additionally, the Company must maintain a minimum cash and investment balance of $100.0 million, excluding the Company’s collateralized investments, equity investments and outstanding debt, as of the end of each fiscal quarter. As of March 31, 2007, the Company had approximately $744.2 million in cash and investments in excess of the required level. The synthetic lease also contains a number of affirmative and negative covenants. Because of delays in filing the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, this Quarterly Report on Form 10-Q for the three months ended March 31, 2007 and its Quarterly Report on Form 10-Q for the three months ended June 30, 2007, the Company was at risk of breaching the affirmative covenant requiring its Annual Report on Form 10-K to be provided to the lessor within 100 days after the end of its fiscal year and its Quarterly Reports on Form 10-Q within 55 days after the end of its fiscal quarters. The Company received waivers related to these covenant breaches to extend the due date of its Annual Report on Form 10-K for the year ended December 31, 2006, this Quarterly Report on Form 10-Q for the three months ended March 31, 2007 and its Quarterly Report on Form 10-Q for the three months ended June 30, 2007 until October 31, 2007. The Company has notified its lessor that it will provide such reports by the extension date.

Office Leases

During 2002 and 2001, the Company took actions to consolidate certain of its offices, including the exit of certain leased office space and the abandonment of certain leasehold improvements. Lease obligations related to the remaining existing operating lease continues to 2018 with a total remaining obligation at March 31, 2007 of approximately $8.8 million, of which $1.7 million was accrued as of March 31, 2007, and is reflected in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets. In calculating this accrual, the Company made estimates, based on market information, including the estimated vacancy periods and sublease rates and opportunities. The Company periodically re-evaluates its estimates and if actual circumstances prove to be materially worse than management has estimated, the total charges for these vacant facilities could be significantly higher.

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

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2007

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

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2007

13. RECENT ACCOUNTING PRONOUNCEMENT

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for the Company beginning in the first quarter of fiscal year 2008, although earlier adoption is permitted. The Company is currently evaluating the impact that SFAS No. 159 will have on its condensed consolidated financial statements, if any.

14. SUBSEQUENT EVENT

Subsequent to December 31, 2006, the Company failed to file its Annual Report on Form 10-K for the year ended December 31, 2006 with the SEC on a timely basis. As a result, on March 15, 2007, the Nasdaq Listing Qualifications Department notified the Company that it was not in compliance with the requirements of Nasdaq Marketplace Rule 4310(c)(14) and began delisting proceedings. In addition, in 2007, the Company failed to file its Quarterly Reports on Form 10-Q for the three months ended March 31, 2007 and June 30, 2007 with the SEC on a timely basis. After each occurrence, the Nasdaq Listing Qualifications Department notified the Company that it was not in compliance with Nasdaq’s listing requirements. In accordance with Nasdaq rules, the Company requested a hearing with the Nasdaq Listing Qualifications Panel and later appealed the panel’s determination. On August 30, 2007, the Company received notification from Nasdaq that the Company’s common stock will continue to be listed on the Nasdaq Global Select Market pending a review by the Nasdaq Listing and Hearing Review Council of the decision of the Nasdaq Listing Qualifications Panel. With the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, this Quarterly Report on Form 10-Q for the three months ended March 31, 2007 and its Quarterly Report on Form 10-Q for the three months ended and June 30, 2007, the Company believes that it has returned to full compliance with SEC reporting requirements and Nasdaq’s listing requirements.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our operating results and financial condition have varied in the past and could in the future vary significantly depending on a number of factors. From time to time, information provided by us or statements made by our employees contain “forward-looking” information that involves risks and uncertainties. In particular, statements contained in this Quarterly Report on Form 10-Q, and in the documents incorporated by reference into this Quarterly Report on Form 10-Q, that are not historical facts, including, but not limited to statements concerning new product and appliance sales, product development and offerings, Application Networking, Subscription Advantage, Presentation Server, NetScaler, WanScaler, Advanced Solutions, Management Systems, Edgesight, Application Virtualization, Access Essentials and Access Gateway products, historical stock option granting practices, cash and non-cash charges, contingent liabilities under Internal Revenue Code Section 409A, product and price competition, Citrix Online Division, competition and strategy and our market position , market acceptance of operating systems on which our products rely, customer diversification, product price and inventory, deferred revenues, economic and market conditions, potential government regulation, seasonal factors, international operations and expansion, revenue recognition, profits, growth of revenues, composition of revenues, cost of revenues, operating expenses, sales, marketing and support expenses, general and administrative expenses, research and development expenses, compensation costs, our ability to attract and retain qualified personnel, valuations of investments and derivative instruments, technology relationships, reinvestment or repatriation of foreign earnings, gross margins, impairment charges, anticipated operating and capital expenditure requirements, cash inflows, maintenance of accounts receivable, off balance sheet arrangements, our Credit Facility (as amended), in-process research and development, advertising campaigns, tax rates and deductions , valuation and composition of stock-based awards, SFAS No. 123R, leasing and subleasing activities, acquisitions, and the closing of the XenSource acquisition, management and financial systems and controls, stock repurchases, investment transactions, liquidity, litigation matters, intellectual property matters, distribution channels ,internal sales and service coverage, stock price, payment of dividends, Advisor Rewards Program, third party licenses, closing of the acquisition of XenSource and potential debt or equity financings constitute forward-looking statements and are made under the safe harbor provisions of the Section 27 of the Securities Act of 1933 as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are neither promises nor guarantees. Our actual results of operations and financial condition have varied and could in the future vary significantly from those stated in any forward-looking statements. The factors described in Part II Item 1A, “Risk Factors,” in this Form 10-Q, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q, in the documents incorporated by reference into this Quarterly Report on Form 10-Q or presented elsewhere by our management from time to time. Such factors, among others, could have a material adverse effect upon our business, results of operations and financial condition.

Overview

We design, develop and market technology solutions that deliver applications on-demand with virtually the best performance, security and total cost of ownership, or TCO. We market and license our products through multiple channels such as value-added resellers, channel distributors, system integrators, independent software vendors, our websites and original equipment manufacturers.

Stock Option Review

On November 30, 2006, after management conducted a preliminary, limited scope review of certain of our stock option granting practices, our Audit Committee commenced a voluntary, independent investigation of our historical stock option granting practices and related accounting during the period from January 1996 through December 2006. None of the members of the Audit Committee has ever served on the Compensation Committee of the Board of Directors. This voluntary investigation was not in response to any governmental investigation, stockholder lawsuit, whistleblower complaint or inquiries from media organizations. The investigation was conducted with the assistance of independent outside legal counsel and outside forensic accounting consultants, and covered option grants made to all employees during the period from January 1996 through December 2006. This investigation continued throughout the first quarter of 2007 and was completed on June 13, 2007. Management further evaluated all grants (consisting of two employee new hire grants) in December 1995, which was the month we completed our initial public offering, and all grants to non-employee directors. The investigation and related review consisted of approximately 191 grant dates (representing over 27,000 individual option grants and approximately 108.7 million stock options). Our Annual Report on Form 10-K for the year ended December 31, 2006, which was filed on September 7, 2007, contains a description of the Audit Committee’s investigation, management’s related review, the conclusions of the Audit Committee and management and the restatement of our consolidated balance sheet as of December 31, 2005 and the related consolidated statements of income, stockholders’ equity and comprehensive income and cash flows for the years ended December 31, 2005 and 2004, and each of the quarters in the 2006 and 2005 fiscal years, to reflect additional stock-based compensation expense and related income tax effects for stock option awards granted since December 1995.

As a result of the Audit Committee’s investigation and management’s related review of our historical stock option granting practices and the associated restatements, we could not file our periodic reports with the SEC on a timely basis and, as a result, faced the possibility that our stock would be delisted from the Nasdaq Global Select Market. With the filing of our Annual Report on Form 10-K for the year ended December 31, 2006 and this Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, we believe we have returned to full compliance with SEC reporting requirements and Nasdaq listing requirements and expect that the Nasdaq delisting matter will be closed. Since the beginning of our stock option investigation on November 30, 2006 through March 31, 2007, we have incurred approximately $6.6 million in professional fees in connection with this stock option investigation and related restatements. Of the $6.6 million of expense incurred to date, we incurred approximately $5.7 million during the three months ended March 31, 2007.

Acquisitions

2007 Acquisitions

During 2007, we acquired all of the issued and outstanding capital stock of Ardence Delaware, Inc., or the Ardence Acquisition, a leading provider of solutions that allow information technology administrators to set up and configure PCs, servers, and Web servers in real time from a centrally managed source. The Ardence Acquisition strengthens our application delivery capabilities with more robust streaming and provisioning technologies and increased security and reliability. The total consideration for the Ardence Acquisition was $52.6 million comprised of cash paid of $50.6 million and acquisition related costs of approximately $2.0 million. As part of the Ardence Acquisition, we assumed approximately 0.1 million non-vested stock-based awards upon the closing of the transaction. Revenues from the acquired products are primarily included in our Product License revenue. The sources of funds for consideration paid in the transaction consisted of available cash and investments. The Ardence Acquisition results of operations have been included in our condensed consolidated results of operations beginning after the date of the completion of the transaction.

Under the purchase method of accounting, the purchase price for the Ardence Acquisition was allocated to the acquired company’s net tangible and intangible assets based on their estimated fair values as of the date of the completion of the acquisition. The allocation of the total purchase price is summarized below (in thousands):

	Purchase Price Allocation	Asset Life
Current assets	$4,076
Property and equipment	917	Various
In-process research and development	1,200
Intangible assets	22,160	3-7 years
Goodwill	44,083	Indefinite

Assets acquired	72,436
Current liabilities assumed	(9,318)
Long-term liabilities assumed	(1,956)
Deferred tax liabilities, non-current	(8,577)

Net assets acquired, including direct transaction costs	$52,585

Current assets acquired in connection with the Ardence Acquisition consisted mainly of accounts receivable and current liabilities acquired consisted primarily of short-term debt and other accrued expenses. Long-term liabilities consist primarily of facilities related costs. The $44.1 million of goodwill related to the Ardence Acquisition was assigned to our Americas segment and is not deductible for tax purposes.

Intangible assets acquired in the Ardence Acquisition are comprised of core and product technologies, customer relationships and trade name. The valuation of the acquired technologies was based on the estimated discounted future cash flows associated with the acquired companies existing products. The value of customer relationships was determined based on the acquired companies estimated future discounted cash flows of the relationships in place after considering historical and expected buying patterns of customers, expected cash flows from current customers, the duration of support contracts and the application of charges of other contributory assets. The valuation of the trade name for the Ardence Acquisition was determined based on assigning a royalty rate to the revenue stream that was expected from the products using the trade names. The pre-tax royalty rate was applied to the product revenue and discounted to a present value. The goodwill recorded in relation to the Ardence Acquisition was assigned to the Americas segment and is not deductible for tax purposes.

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

2006 Acquisitions

During 2006, we acquired all of the issued and outstanding capital stock of two privately held companies, Reflectent Software, Inc., a provider of solutions to monitor the real-time performance of client-server, web and desktop applications from an end-user perspective, and Orbital Data Corporation, a provider of solutions that optimize the delivery of applications over wide area networks, collectively, the 2006 Acquisitions. The 2006 Acquisitions strengthen our Application Delivery Infrastructure products, which are designed to offer comprehensive solutions across all dimensions of application delivery. The total consideration for the 2006 Acquisitions was $68.0 million comprised of cash paid of $65.1 million and other costs related primarily to estimated direct transaction costs of $2.9 million. As part of the 2006 Acquisitions, we assumed approximately 0.4 million non-vested stock-based awards upon the closing of the transaction. Revenues from the acquired products are primarily included in our Product License revenue and Technical Services revenue. The sources of funds for consideration paid in these transactions consisted of available cash and investments. In connection with the 2006 Acquisitions, we allocated $44.4 million to goodwill, $17.3 million to core and product technology and $3.6 million to other intangible assets. We assigned all of the goodwill to our Americas segment.

Purchase Accounting for Acquisitions

The fair values used in determining the purchase price allocation for certain intangible assets for our acquisitions were based on estimated discounted future cash flows, royalty rates and historical data, among other information. Purchased in-process research and development, or IPR&D, of $1.2 million was expensed in the first quarter of 2007 immediately upon the closing of the Ardence Acquisition in accordance with FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method, due to the fact that it pertained to technology that was not currently technologically feasible, meaning it had not reached the working model stage, did not contain all of the major functions planned for the product, was not ready for initial customer testing and had no alternative future use. The fair value assigned to in-process research and development was determined using the income approach, which includes estimating the revenue and expenses associated with a project’s sales cycle and by estimating the amount of after-tax cash flows attributable to the projects. The future cash flows were discounted to present value utilizing an appropriate risk-adjusted rate of return, which was 22%. The rate of return included a factor that takes into account the uncertainty surrounding the successful development of the IPR&D.

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

We believe that the accounting policies described below are critical to understanding our business, results of operations and financial condition because they involve more significant judgments and estimates used in the preparation of our condensed consolidated financial statements. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact our condensed consolidated financial statements. We have discussed the development, selection and application of our critical accounting policies with the audit committee of our board of directors and our independent auditors, and our audit committee has reviewed our disclosure relating to our critical accounting policies and estimates in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Other significant accounting policies, primarily those with lower levels of uncertainty than those discussed below, are also important to understanding our condensed consolidated financial statements. The notes to our condensed consolidated financial statements contain additional information related to our accounting policies and should be read in conjunction with this discussion.

The notes to our condensed consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2006, the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the factors and events described in Part I, Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in Part II, Item 1A., “Risk Factors,” of this Quarterly Report on Form 10Q contain additional information related to our accounting policies and should be read in conjunction with the following discussion and analysis relating to the individual financial statement captions and our overall financial performance, operations and financial position.

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

In the normal course of business, we do not permit product returns, but we do provide most of our distributors with stock balancing and price protection rights. Stock balancing rights permit distributors to return products to us up to the forty-fifth day of the fiscal quarter, subject to ordering an equal dollar amount of our other products prior to the last day of the same fiscal quarter. Price protection rights require that we grant retroactive price adjustments for inventories of our products held by distributors or resellers if we lower our prices for such products. We establish provisions for estimated returns for stock balancing and price protection rights, as well as other sales allowances, concurrently with the recognition of revenue. The provisions are established based upon consideration of a variety of factors, including, among other things, recent and historical return rates for both specific products and distributors, estimated distributor inventory levels by product, the impact of any new product releases and projected economic conditions. Actual product returns for stock balancing and price protection provisions incurred are, however, dependent upon future events, including the amount of stock balancing activity by our distributors and the level of distributor inventories at the time of any price adjustments. We continually monitor the factors that influence the pricing of our products and distributor inventory levels and make adjustments to these provisions when we believe actual returns and other allowances could differ from established reserves. Our ability to recognize revenue upon shipment to our distributors is predicated on our ability to reliably estimate future stock balancing returns. If actual experience or changes in market condition impairs our ability to estimate returns, we would be required to defer the recognition of revenue until the delivery of the product to the end-user. Allowances for estimated product returns amounted to approximately $1.1 million at March 31, 2007 and $1.7 million at December 31, 2006. We have not reduced and have no current plans to reduce our prices for inventory currently held by distributors or resellers. Accordingly, there were no reserves required for price protection at March 31, 2007 and December 31, 2006. We also record reductions to revenue for customer programs and incentive offerings including volume-based incentives, at the time the sale is recorded. If market conditions were to decline, we could take actions to increase our customer incentive offerings, which could result in an incremental reduction to our revenue at the time the incentive is offered.

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

For purposes of determining the expected volatility factor, we considered the implied volatility in two-year market-traded options on our common stock based on third party volatility quotes in accordance with the provisions of Staff Accounting Bulletin, or SAB, No. 107. Our decision to use implied volatility was based upon the availability of actively traded options on our common stock and our assessment that implied volatility is more representative of future stock price trends than historical volatility. The expected term of our options is based on historical and projected employee exercise patterns. We also analyzed our historical pattern of option exercises based on certain demographic characteristics and we determined that there were no meaningful differences in option exercise activity based on the demographic characteristic. The approximate risk free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with remaining terms equivalent to the expected term on our options. We do not intend to pay dividends on our common stock in the foreseeable future and, accordingly, we used a dividend yield of zero in the option pricing model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. All stock-based payment awards, including those with graded vesting schedules, are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. Beginning in 2006, we began issuing non-vested stock units and non-vested stock with performance goals to certain senior members of management. The number of non-vested stock units or non-vested stock underlying each award may be determined based on a range of attainment within defined performance goals. We are required to estimate the attainment that will be achieved related to the defined performance goals and number of non-vested stock units or non-vested stock that will ultimately be awarded in order to recognize compensation expense over the vesting period. If our initial estimates of performance goal attainment change, the related expense may fluctuate from quarter to quarter based on those estimates and if the performance goals are not met, no compensation cost will be recognized and any previously recognized compensation cost will be reversed. As of March 31, 2007, there was $60.5 million of total unrecognized compensation cost related to options, non-vested stock and non-vested stock units. That cost is expected to be recognized over a weighted-average period of 1.90 years.

If factors change and we employ different assumptions for estimating stock-based compensation expense in future periods or if we decide to use a different valuation model, the stock-based compensation expense we recognize in future periods may differ significantly from what we have recorded in the current period and could materially affect our operating income, net income and earnings per share. This may result in a lack of consistency in future periods and materially affect the fair value estimate of stock-based payments. It may also result in a lack of comparability with other companies that use different models, methods and assumptions. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. These characteristics are not present in our option grants and employee stock purchase plan shares. Existing valuation models, including the Black-Scholes and lattice binomial models, may not provide reliable measures of the fair values of our stock-based compensation. Consequently, there is a risk that our estimates of the fair values of our stock-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those stock-based payments in the future. Certain stock-based payments, such as employee stock options, may expire with little or no intrinsic value compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, the value realized from these instruments may be significantly higher than the fair values originally estimated on the grant date and reported in our financial statements. There is currently no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values. The guidance in SFAS No. 123R and SAB No. 107 is relatively new from an application perspective and the application of these principles may be subject to further interpretation and refinement over time. See Note 2 to our condensed consolidated financial statements for further information regarding our adoption of SFAS No. 123R

Results of Operations

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

Our results of operations are subject to fluctuations in foreign currency exchange rates. In order to minimize the impact on our operating results, we generally initiate our hedging of currency exchange risks up to one year in advance of anticipated foreign currency expenses. As a result of this practice when the dollar is weak, foreign currency denominated expenses will be higher. These higher expenses will be partially offset by the gain in our hedging contracts. If the dollar is strong, foreign currency denominated expenses will be lower. These lower expenses will be partially offset by the loss in our hedging contracts. There is a risk that there will be fluctuations in foreign currency exchange rates beyond the one year timeframe for which we hedge our risk. Due to the generally weaker dollar in the first quarter of 2007 our operating expenses benefited from gains in our hedging programs as compared to the first quarter of 2006.

The following table sets forth our condensed consolidated statements of income data and presentation of that data as a percentage of change from period-to-period (in thousands).

	Three Months Ended March 31,		Three Months Ended March 31, 2007 vs. March 31, 2006
	2007	2006
Revenues:
Product licenses	$122,067	$114,185	6.9%
License updates	112,808	93,871	20.2
Online services	47,211	31,638	49.2
Technical services	26,002	20,304	28.1

Total net revenues	308,088	259,998	18.5

Cost of revenues:
Cost of license revenues	8,295	6,631	25.1
Cost of services revenues	14,891	10,497	41.9
Amortization of product related intangible assets	6,228	5,001	24.5

Total cost of revenues	29,414	22,129	32.9

	Three Months Ended March 31,		Three Months Ended March 31, 2007 vs. March 31, 2006
	2007	2006
Gross margin	278,674	237,869	17.2

Operating expenses:
Research and development	46,544	34,685	34.2
Sales, marketing and support	130,649	110,027	18.7
General and administrative	57,903	40,151	44.2
Amortization of other intangible assets	4,147	4,032	2.9
In-process research and development	1,200	—	100.0

Total operating expenses	240,443	188,895	27.3

Income from operations	38,231	48,974	(21.9)
Interest income	11,375	7,602	49.6
Interest expense	(224)	(500)	(55.2)
Other income (expense), net	187	(703)	(126.6)

Income before income taxes	49,569	55,373	(10.5)
Income taxes	11,936	13,910	(14.2)

Net income	$37,633	$41,463	(9.2)%

Revenues

Net revenues include the following categories: Product Licenses, License Updates, Online Services and Technical Services. Product Licenses primarily represent fees related to the licensing of our Application Virtualization products, which primarily consists of Presentation Server, Access Essentials and Password Manager; our Application Networking products, which are comprised of NetScaler products, SSL Access Gateway products, Application Firewall products and WANScaler products; and our other products, which include our EdgeSight, Application Gateway and, in 2007, our Ardence products. In addition, we offer incentive programs to our channel distributors and value-added resellers to stimulate demand for our products. Revenues associated with these programs are partially offset by these incentives to our channel distributors and value-added resellers. License Updates consist of fees related to our Subscription Advantage program that are recognized ratably over the term of the contract, which is typically 12 to 24 months. Subscription Advantage is an annual renewable program that provides subscribers with automatic delivery of software upgrades, enhancements and maintenance releases when and if they become available during the term of the subscription. We anticipate that Subscription Advantage will continue to be of strategic importance to our business throughout 2007 because it fosters long-term customer relationships and gives us improved visibility and predictability due to the recurring nature of this revenue stream. Online Services revenues consist primarily of fees related to online service agreements and are recognized ratably over the contract term. Technical Services revenues are comprised of fees from technical support services which are recognized ratably over the contract term, as well as, revenues from product training and certification, and consulting services revenue related to implementation of our products, which is recognized as the services are provided.

	Three Months Ended March 31,		2007 Compared to 2006
	2007	2006
	(In thousands)
Product licenses	$122,067	$114,185	$7,882
License updates	112,808	93,871	18,937
Online Services	47,211	31,638	15,573
Technical Services	26,002	20,304	5,698

Total net revenues	$308,088	$259,998	$48,090

Product License revenue increased for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 primarily due to increases in sales of our Application Networking products and to a lesser extent, sales of our Edgesight and Ardence products. License Updates revenue increased for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 due primarily to a larger base of subscribers and increasing renewals related to our Subscription Advantage program. Online Services revenue increased for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 primarily due to increased customer adoptions of existing and new products and increased renewals of all of our Citrix Online Division’s products. Technical Services revenue increased for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 primarily due to increases in sales of services related to our Application Networking products and, to a lesser extent, increases in sales of support services related to sales of our Application Virtualization products. During 2007, we expect Product License revenue to increase overall primarily due to expected growth from sales of our Application Networking products, increased sales of our Application Virtualization products and our newer products primarily from our 2007 and 2006 Acquisitions. We also anticipate that License Updates revenue will increase for the remainder of 2007 as we continue to grow our installed customer base. Online Services revenues are also expected to increase for the remainder of 2007.

Deferred revenues increased approximately $19.9 million as compared to December 31, 2006. This increase was due primarily to increased renewals of our Subscription Advantage program and to a lesser extent an increase in sales of our Citrix Online Division’s products. We expect deferred revenue to continue to increase for the remainder of 2007.

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

International Revenues

International revenues (sales outside of the United States) accounted for approximately 43.7% of net revenues for the three months ended March 31, 2007 and 50.5% the three months ended March 31, 2006. The decrease in our international revenues for the periods presented is primarily due to increased sales of our Online Services products and our newer products in the United States. For detailed information on international revenues, please refer to Note 7 to our condensed consolidated financial statements.

Segment Revenues

An analysis of our reportable segment net revenue is presented below (in thousands):

	Three Months Ended March 31,		Increase (decrease) for the Three Months Ended March 31, 2007 vs. March 31, 2006
	2007	2006
Americas (1)	$139,330	$109,628	27.1%
EMEA (2)	97,173	97,606	(0.4)
Asia-Pacific	24,374	21,126	15.4
Citrix Online Division	47,211	31,638	49.2

Net revenues	$308,088	$259,998	18.5%

(1)	Our Americas segment is comprised of the United States, Canada and Latin America.
(2)	Defined as Europe, Middle East and Africa.

With respect to our segment revenues, the increase in net revenues for the comparative periods presented was due primarily to the factors previously discussed across the Americas and Asia-Pacific segments and our Citrix Online Division. For additional information on our segment revenues, please refer to Note 7 of our condensed consolidated financial statements.

Cost of Revenues

	Three Months Ended March 31,		Three Months Ended March 31, 2007 vs. March 31, 2006
	2007	2006
	(In thousands)
Cost of license revenues	$8,295	$6,631	$1,664
Cost of services revenues	14,891	10,497	4,394
Amortization of product related intangible assets	6,228	5,001	1,227

Total cost of revenues	$29,414	$22,129	$7,285

Cost of revenues consisted primarily of compensation cost and other personnel-related costs of providing services, the amortization of product related technology, costs of hardware, as well as costs of product media and duplication, manuals, packaging materials, shipping expense, service capacity costs and royalties. Cost of license revenues increased for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 primarily due to increased sales of our of Application Networking products, which contain hardware components that have a higher cost of revenues than our other products. Cost of services revenues increased for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 primarily due increased sales of our Citrix Online Division’s products and sales support and consulting services related to our Application Networking and Application Virtualization products. Amortization of core and product technology increased for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 primarily due to increased amortization expense related to core and product technology acquired in our acquisitions. For more information regarding the acquisitions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Acquisitions” and Note 4 to our condensed consolidated financial statements.

We anticipate that for the remainder of 2007, cost of license revenues will continue to increase as compared to current levels as we expect sales of our Application Networking products to increase. In addition, during 2007, we expect our cost of services revenues to increase due to increased sales of our Citrix Online Division’s products and an increase in technical support costs as we increase our customer base, have more frequent product releases and more complex products.

Gross Margin

Gross margin as a percent of revenue was 90.5% for the three months ended March 31, 2007 and 91.5% for the three months ended March 31, 2006. The decrease in gross margin as a percentage of net revenue for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 was primarily due to the increases in cost of revenues as discussed above. We expect our gross margin to decrease when compared to 2006 levels during the remainder of 2007 due to the factors previously discussed.

Research and Development Expenses

	Three Months Ended March 31,		Three Months Ended March 31, 2007 vs. March 31, 2006
	2007	2006
Research and development	$46,544	$34,685	$11,859

Research and development expenses consisted primarily of personnel-related costs. We expensed substantially all development costs included in our research and development of our products and enhancements to existing products as incurred except for certain core technologies with an alternative future use. Research and development expenses increased for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 primarily due to increased staffing and personnel related costs due to our continuing investment in our business, costs related to our acquisitions and, to a lesser extent, additional payroll tax expense that resulted from our voluntary stock option review. Excluding the effects of any pending acquisitions, we expect research and development expenses to increase for the remainder of 2007 when compared to 2006 levels due to the full period impact of our acquisitions and our continued investments in our business including the hiring of personnel. For more information regarding our acquisitions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Acquisitions” and Note 4 to our condensed consolidated financial statements.

Sales, Marketing and Support Expenses

	Three Months Ended March 31,		Three Months Ended March 31, 2007 vs. March 31, 2006
	2007	2006
Sales, marketing and support	$130,649	$110,027	$20,622

Sales, marketing and support expenses consisted primarily of personnel-related costs, including sales commissions, and the costs of marketing programs aimed at increasing revenue, such as advertising, trade shows, public relations and other market development programs. Sales, marketing and support expenses increased for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 primarily due to an increase in headcount and the associated increase in salaries, commissions and other variable compensation and employee related expenses, additional payroll tax expense that resulted from our voluntary stock option review and an increase in costs due to our acquisitions. Excluding the effects of any pending acquisitions, we expect sales, marketing and support expenses to increase for the remainder of 2007 when compared to 2006 levels due to the full period impact of our acquisitions and increased compensation costs as we continue to make investments in our business and hire personnel. For more information regarding our acquisitions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Acquisitions” and Note 4 to our condensed consolidated financial statements.

General and Administrative Expenses

	Three Months Ended March 31,		Three Months Ended March 31, 2007 vs. March 31, 2006
	2007	2006
General and administrative	$57,903	$40,151	$17,752

General and administrative expenses consisted primarily of personnel-related costs, costs related to outside consultants assisting with regulatory compliance and information systems, as well as auditing and legal fees. General and administrative expenses increased for the three months ended March 31, 2007 compared to the three months ended March 31, 2006, primarily due to increases in professional fees related to the voluntary review of our historical stock option granting practices and the associated restatements of our prior consolidated financial statements, an increase due to increased staffing and personnel related costs due to our continuing investment in our business and, to a lesser extent, an increase in payroll taxes related to our voluntary stock option review. Excluding the effects of any pending acquisitions, we expect general and administrative expenses to increase in the second quarter of 2007 due to additional fees related to the voluntary review of our historical stock option granting practices and to increase for the remainder of 2007 when compared to 2006 levels primarily due to the full period impact of costs related to our acquisitions. For more information regarding our acquisitions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Acquisitions” and Note 4 to our condensed consolidated financial statements.

Amortization of Other Intangible Assets

	Three Months Ended March 31,		Three Months Ended March 31, 2007 vs. March 31, 2006
	2007	2006
Amortization of other intangible assets	$4,147	$4,032	$115

Amortization of other intangible assets remained relatively constant when comparing the three months ended March 31, 2007 to the three months ended March 31, 2006. As of March 31, 2007, we had unamortized other identified intangible assets with estimable useful lives in the net amount of $54.4 million. We expect amortization of other intangible assets to increase for the remainder of 2007 when compared to 2006 levels due to the full period impact of our acquisitions. For more information regarding our acquisitions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Acquisitions” and Note 4 to our condensed consolidated financial statements.

In-process Research and Development

	Three Months Ended March 31,		Three Months Ended March 31, 2007 vs. March 31, 2006
	2007	2006
In-process research and development	$1,200	$—	$1,200

In January 2007, we acquired Ardence and $1.2 million of the purchase price was allocated to IPR&D. At the time of completion of the acquisition, the amount allocated to IPR&D in the acquisition had not yet reached technological feasibility, had no alternative future use and was written off at the date of the acquisition in accordance with Financial Accounting Standards Board Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method. For more information regarding our acquisitions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Acquisitions” and Note 4 to our condensed consolidated financial statements.

The fair value assigned to IPR&D was based on valuations prepared using methodologies and valuation techniques consistent with those used by independent appraisers. All fair values were determined using the excess earnings method, which includes estimating the revenue and expenses associated with a project’s sales cycle and by estimating the amount of after-tax cash flows attributable to the projects. The future cash flows were discounted to present value utilizing an appropriate risk-adjusted rate of return of 22%. The rate of return included a factor that takes into account the uncertainty surrounding the successful development of the IPR&D.

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

Interest Income

	Three Months Ended March 31,		Three Months Ended March 31, 2007 vs. March 31, 2006
	2007	2006
Interest income	$11,375	$7,602	$3,773

Interest income increased for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 due to higher average cash, cash equivalent and investment balances that resulted primarily from cash provided by our operating activities and net cash received from the expiration of our structured stock repurchase programs partially offset by cash paid for the Ardence Acquisition and purchases of property and equipment. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Interest Expense

	Three Months Ended March 31,		Three Months Ended March 31, 2007 vs. March 31, 2006
	2007	2006
Interest expense	$224	$500	$(276)

Interest expense decreased for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 primarily due to lower interest paid due to the repayment of our term loan facility in February 2006 partially offset by an increase in interest on payroll taxes related to our voluntary stock option review. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and Note 6 to our condensed consolidated financial statements.

Other Expense, Net

	Three Months Ended March 31,		Three Months Ended March 31, 2007 vs. March 31, 2006
	2007	2006
Other income (expense), net	$187	$(703)	$890

Other income (expense), net is primarily comprised of remeasurement of foreign currency transaction gains (losses) and realized gains (losses) on the sale of available-for-sale investments. The increase in other income (expense), net during the three months ended March 31, 2007 compared to the three months ended March 31, 2006 was due primarily to an increase in gains related to our foreign currency transactions.

Income Taxes

On January 1, 2007, we adopted the provisions of FASB Interpretation, or FIN, No. 48, Accounting for Uncertainty in Income Taxes. As a result of the implementation of FIN No. 48, we recognized an approximate $12.4 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. As of March 31, 2007, our net unrecognized tax benefits totaled approximately $37.3 million which included an increase of approximately $0.4 million for the three months ended March 31, 2007. Included in the balance at March 31, 2007, are approximately $0.3 million of tax positions which would not affect the annual effective tax rate and approximately $0.1 million of accrued interest on tax positions.

We and one or more of our subsidiaries are subject to United States, or U.S. federal income taxes in the U.S., as well as, income taxes of multiple state and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2003. The Internal Revenue Service commenced an examination of our U.S. federal income tax returns for 2004 and 2005 in the third quarter of 2006.

We are required to estimate our income taxes in each of the jurisdictions in which we operate as part of the process of preparing our consolidated financial statements. At March 31, 2007, we have approximately $102.1 million in current and long-term deferred tax assets. SFAS No. 109, Accounting for Income Taxes, requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We review deferred tax assets periodically for recoverability and make estimates and judgments regarding the expected geographic sources of taxable income, gains from investments, as well as tax planning strategies in assessing the need for a valuation allowance.

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

We maintain certain operational and administrative processes in overseas subsidiaries and its foreign earnings are taxed at lower foreign tax rates. We do not expect to remit earnings from our foreign subsidiaries. Our effective tax rate was approximately 24.1 % for the three months ended March 31, 2007 and 25.1% for the three months ended March 31, 2006. The decrease in the effective tax rate when comparing the three months ended March 31, 2007 to the three months ended March 31, 2006 was not significant.

Liquidity and Capital Resources

During the three months ended March 31, 2007, we generated positive operating cash flows of $123.0 million. These cash flows related primarily to net income of $37.6 million, adjusted for, among other things, non-cash charges, including depreciation and amortization expenses of $18.8 million, stock-based compensation expense of $13.9 million and the tax effect of stock-based compensation of $2.4 million. Also attributed to these cash inflows is an aggregate increase in cash flow from our operating assets and liabilities of $49.0 million, net of the effects of our acquisitions. These cash inflows are partially offset by an operating cash outflow of $2.5 million related to the excess tax benefit from the exercise of stock options. Our investing activities used $77.0 million of cash consisting primarily of $57.3 million used in our acquisitions, the expenditure of $15.6 million for the purchase of property and equipment and $2.8 million used for licensing agreements; partially offset by net proceeds, after reinvestment, from sales and maturities of investments of $1.3 million. Our financing activities provided cash of $54.5 million primarily related to net proceeds from the expiration of our structured stock repurchase programs of $40.0 million and proceeds received from the issuance of common stock under our employee stock-based compensation plans of $20.1 million, partially offset by payments on debt of $8.0 million assumed in the Ardence Acquisition.

During the three months ended March 31, 2006, we generated positive operating cash flows of $97.4 million. These cash flows related primarily to net income of $41.5 million, adjusted for, among other things, non-cash charges, including depreciation and amortization expenses of $15.3 million, stock-based compensation expense of $13.9 million, the tax effect of stock-based compensation of $12.4 million. These cash inflows are partially offset by an operating cash outflow of $12.4 million related to the excess tax benefit from the exercise of stock options. Also attributed to these cash inflows is an aggregate increase in cash flow from our operating assets and liabilities of $24.9 million. Our investing activities used $191.8 million of cash consisting primarily of purchases net of proceeds from maturities of investments of $182.4 million and the expenditure of $8.9 million for property and equipment. Our financing activities provided cash of $33.5 million related primarily to proceeds received from the issuance of common stock under our employee stock-based compensation plans of $92.2 million, excess tax benefits from the exercise of stock-based awards of $12.4 million partially offset by the expenditure of $40.1 million for our stock repurchase programs and the payment of $31.0 million on our term loan facility.

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

Cash, Cash Equivalents and Investments

	March 31, 2007	December 31, 2006	2007 Compared to 2006
	(In thousands)
Cash, cash equivalents and investments	$845,469	$743,381	$102,088

The increase in cash, cash equivalents and investments when comparing March 31, 2007 to December 31, 2006, is primarily due to cash from operations, net cash received from the expiration of our structured stock repurchase programs and proceeds received from the issuance of common stock under our employee stock-based compensation plans, partially offset by cash paid for acquisitions and capital expenditures. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Acquisitions” and “– Liquidity and Capital Resources” and Note 4 to our condensed consolidated financial statements. We generally invest our cash and cash equivalents in investment grade, highly liquid securities to allow for flexibility in the event of immediate cash needs. Our short-term and long-term investments primarily consist of interest-bearing securities.

Restricted Cash Equivalents and Investments

	March 31, 2007	December 31, 2006	2007 Compared to 2006
	(In thousands)
Restricted cash equivalents and investments	$63,671	$63,815	$(144)

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

Accounts Receivable, Net

	March 31, 2007	December 31, 2006	2007 Compared to 2006
	(In thousands)
Accounts receivable, net	$168,047	$204,974	$(36,927)

The decrease in accounts receivable when comparing March 31, 2007 to December 31, 2006 was primarily due to increased collections in January 2007 and, to a lesser extent, lower sales in the last month of the first quarter of 2007 as compared to the last month of the fourth quarter of 2006. Our allowance for returns was $1.1 million at March 31, 2007 compared to $1.7 million at December 31, 2006. The activity in our allowance for returns was comprised of $1.4 million in credits issued for stock balancing rights during 2007 partially offset by $0.8 million of provisions for returns recorded during the first quarter of 2007. The activity in our allowance for doubtful accounts was comprised of $0.5 million of uncollectible accounts written off, net of recoveries, partially offset by an additional $0.2 million of provisions for doubtful accounts recorded during the first quarter of 2007 and $0.1 million of provisions for doubtful accounts associated with accounts receivable acquired in our Ardence Acquisition. From time to time, we could maintain individually significant accounts receivable balances from our distributors or customers, which are comprised of large business enterprises, governments and small and medium-sized businesses. If the financial condition of our distributors or customers deteriorates, our operating results could be adversely affected. At March 31, 2007 and December 31, 2006, no distributor or customer accounted for more than 10% of our accounts receivable.

Credit Facility and Term Loan

Effective on August 9, 2005, we entered into the Credit Facility with a group of financial institutions, or the Lenders. Effective September 27, 2006, we entered into an amendment and restatement of our Credit Facility, or the Amendment. The Amendment decreased the overall range of interest we will pay on amounts outstanding on the Credit Facility and lowered the facility fee. In addition, the Amendment extended the term of the Credit Facility. The Credit Facility, as amended, allows us to increase the revolving credit commitment up to a maximum aggregate revolving credit commitment of $175.0 million. The Credit Facility, as amended, currently provides for a revolving line of credit that will expire on September 27, 2011 in the aggregate amount of $100.0 million, subject to continued covenant compliance. A portion of the revolving line of credit (i) in the aggregate amount of $25.0 million may be available for issuances of letters of credit and (ii) in the aggregate amount of $15.0 million may be available for swing line loans. The Credit Facility, as amended, currently bears interest at the London Interbank Offered Rate, or LIBOR, plus 0.32% and adjusts in the future in the range of 0.32% to 0.80% above LIBOR based on the level of our total debt and our adjusted earnings before interest, taxes, depreciation and amortization, or EBITDA. In addition, we are required to pay an annual facility fee ranging from 0.08% to 0.20% based on the aggregate amount available under the Credit Facility, as amended, and the level of our total debt and adjusted EBITDA. At March 31, 2007, no funds were borrowed or outstanding under the Credit Facility, as amended.

Effective on August 9, 2005, we entered into a term loan facility, or the Term Loan, with the Lenders. The Term Loan provided for an eighteen-month single-draw term loan facility in the aggregate amount of $100.0 million. The Term Loan’s interest rate was LIBOR plus 0.5% and adjusted in the range of 0.5% to 1.25% above LIBOR based on the level of our total debt and adjusted EBITDA. In addition, we were required to pay an annual facility fee ranging from 0.125% to 0.25% based on the aggregate amount of the Term Loan and the level of our total debt and adjusted EBITDA. For more information related to our long-term debt see Note 6 of our condensed consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations.” In February 2006, we repaid the remaining $31.0 million outstanding under the Term Loan in full.

Our credit facility agreement contains a number of affirmative and negative covenants. Because of delays in filing our Annual Report on Form 10-K for the year ended December 31, 2006, this Quarterly Report on Form 10-Q for the three months ended March 31, 2007 and our Quarterly Report on Form 10-Q for the three months ended June 30, 2007, we were at risk of breaching the affirmative covenant requiring certain financial statements to be provided to our Lenders within 90 days after the end of our fiscal year and 45 days after the end of our fiscal quarters. We received waivers related to these anticipated covenant breaches to extend the due date of such financial statements until September 30, 2007. We have notified our Lenders that we will provide such financial statements by the extension date.

Stock Repurchase Program

Our Board of Directors has authorized an ongoing stock repurchase program with a total repurchase authority granted to us of $1.5 billion. We may use the approved dollar authority to repurchase stock at any time until the approved amounts are exhausted. The objective of our stock repurchase program is to improve stockholders’ return. At March 31, 2007, approximately $333.4 million was available to repurchase shares of our common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock.

We are authorized to make open market purchases of our common stock using general corporate funds. Additionally, during 2007 and 2006 we entered into structured stock repurchase arrangements with large financial institutions using general corporate funds as part of our stock repurchase program in order to lower the average cost to acquire shares. These programs include terms that require us to make up-front payments to the counterparty financial institution and result in the receipt of stock during and/or at the end of the agreement or depending on market conditions, the receipt of either stock or cash at the maturity of the agreement.

During the three months ended March 31, 2007, we received approximately $40.0, including a $3.7 million premium related to the maturity of certain of our structured stock repurchase agreements and we made prepayments to financial institutions, net of premiums received, during the three months ended March 31, 2006, of approximately $29.1 million under our structured stock repurchase arrangements. During the three months ended March 31, 2007, we did not make any open market purchases and during the three months ended March 31, 2006 we expended approximately $9.9 million on open market purchases. Under our structured stock repurchase agreements no shares were delivered to us during the three months ended March 31, 2007 and we took delivery of 1,073,850 shares with an average price of $26.24 during the three months ended March 31, 2006. As of March 31, 2007, we have no prepaid notional amounts outstanding under structured stock repurchase agreements. During the three months ended March 31, 2006 we repurchased 322,500 shares of outstanding common stock with an average per share price of $30.70 in our open market purchase transactions. In addition, a significant portion of the funds used to repurchase stock during the first quarter of 2006 was funded by proceeds from employee stock option exercises and the related tax benefits.

We did not enter into any structured stock repurchase agreements or repurchase any shares of outstanding common stock during our voluntary review of our historical stock option granting practices and related accounting.

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

The synthetic lease includes certain financial covenants including a requirement for us to maintain a restricted cash, cash equivalent or investment balance of approximately $62.8 million as collateral, which is classified as restricted cash equivalents and investments in our accompanying consolidated balance sheets. We maintain the ability to manage the composition of restricted investments within certain limits and to withdraw and use excess investment earnings from the pledged collateral for operating purposes. Additionally, we must maintain a minimum net cash and investment balance of $100.0 million, excluding our collateralized investments, equity investments and outstanding debt as of the end of each fiscal quarter. As of March 31, 2007, we had approximately $744.2 million in cash and investments in excess of this required level. The synthetic lease also contains a number of affirmative and negative covenants. Because of delays in filing our Annual Report on Form 10-K for the year ended December 31, 2006, this Quarterly Report on Form 10-Q for the three months ended March 31, 2007 and our Quarterly Report on Form 10-Q for the three months ended June 30, 2007, we were at risk of breaching the affirmative covenants requiring our Annual Report on Form 10-K to be provided to the lessor within 100 days after the end of our fiscal year and our Quarterly Reports on Form 10-Q within 55 days after the end of our fiscal quarters. We received waivers related to these covenant breaches to extend the due date of our Annual Report on Form 10-K for the year ended December 31, 2006, this Quarterly Report on Form 10-Q for the three months ended March 31, 2007 and our Quarterly Report on Form 10-Q for the three months ended June 30, 2007 until October 31, 2007. We have notified our lessor that we will provide such reports to the lessor by the extension date.

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

Office Leases

During 2002 and 2001, we took actions to consolidate certain of our offices, including the exit of certain leased office space and the abandonment of certain leasehold improvements. Lease obligations related to the remaining existing operating lease continue to 2018 with a total remaining obligation at March 31, 2007 of approximately $8.8 million, of which $1.7 million was accrued as of March 31, 2007, and is reflected in accrued expenses and other liabilities in our consolidated financial statements. In calculating this accrual, we made estimates, based on market information, including the estimated vacancy periods and sublease rates and opportunities. We periodically re-evaluate our estimates; and if actual circumstances prove to be materially worse than management has estimated, the total charges for these vacant facilities could be significantly higher.

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

There have been no material changes with respect to the information appearing in Part II, Item 7A., “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2007, our management, with the participation of our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that, as of March 31, 2007, the Company’s disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes in our risk factors from those disclosed in Part 1, Item 1A., “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, which was filed with the Securities and Exchange Commission on September 7, 2007. For convenience, our updated risk factors are included below in this Item 1A.

Matters relating to or arising out of our historical stock option granting practices, including regulatory inquiries or proceedings, litigation matters and potential additional cash and non-cash charges, could have a material adverse effect on us.

As described in the Explanatory Note to our Annual Report on Form 10-K for the year ended December 31, 2006, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 2 to our consolidated financial statements included therein, in the fourth quarter of 2006, the Audit Committee of our Board of Directors commenced a voluntary independent investigation of certain of our stock option granting practices and the related accounting during the period from January 1996 through December 2006. This investigation was conducted by the Audit Committee with the assistance of independent outside legal counsel and outside forensic accounting consultants. In addition, management further evaluated all grants in December 1995, which was the month we completed our initial public offering, and all grants to non-employee directors. The Audit Committee and management completed its review in the second quarter of 2007. Based on the facts obtained in connection with the Audit Committee’s and management’s review, we have concluded that stock options granted during the period from December 1995 to March 2005, were accounted for using incorrect measurement dates, which required a restatement of our previously filed financial statements.

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

As a result of the review of our historical stock option granting practices and the associated restatements, we could not file our periodic reports with the Securities and Exchange Commission, or SEC, on time and, as a result, faced the possibility that our stock would be delisted from The Nasdaq Global Select Market. With the filing of our Annual Report on Form 10-K for the year ended December 31, 2006, this Quarterly Report on Form 10-Q for the three months ended March 31, 2007 and the filing of our Quarterly Report on Form 10-Q for the three months ended June 30, 2007, we believe we have returned to full compliance with SEC reporting requirements and Nasdaq listing requirements and, expect that the Nasdaq delisting matter will be closed. If, however, the SEC has comments on our Annual Report on Form 10-K, this Quarterly Report on Form 10-Q for the three months ended March 31, 2007 and our Quarterly Report on Form 10-Q for the three months ended June 30, 2007 or other reports that we have previously filed that require us to file amended reports, or if Nasdaq does not concur that we are in compliance with applicable listing requirements, we may be unable to maintain an effective listing of our stock on a national securities exchange. If this happens, the price of our common stock and the ability of our stockholders to trade in our stock could be adversely affected. In addition, we would be subject to a number of restrictions regarding the registration of our stock under federal securities laws, and we would not be able to issue stock options or other equity awards to our employees or allow them to exercise outstanding options, which could adversely affect our business and results of operations.

Additionally, as described in the Explanatory Note to our Annual Report on Form 10-K for the year ended December 31, 2006, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II Item 7 and in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006 in Part IV Item 15, after completion by the Audit Committee of its investigation of the our historical stock option granting practices and our review of the accounting treatment for our historical stock option grants, we recorded additional stock-based compensation expenses and related tax effects with regard to certain past stock option grants, and we restated previously issued financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006. Although we believe we have made appropriate judgments in determining the financial and tax impacts of our historical stock option granting practices and have consulted with the Office of the Chief Accountant of the SEC on certain interpretive matters, we cannot provide assurance that the SEC or the Internal Revenue Service, or IRS, will agree with the manner in which we have accounted for and reported, or not reported, the financial and tax impacts. Specifically, in light of the significant judgment used in establishing revised measurement dates, alternate approaches to those used by us could have resulted in different compensation expense charges than those reported in our Annual Report on Form 10-K for the year ended December 31, 2006 and those differences could be considered material. We considered various alternative approaches and believe that the approaches used by us were appropriate under the circumstances. For a complete discussion of the judgments underlying the revised measurement dates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2006. If the SEC or the IRS disagrees with our financial or tax adjustments and such disagreement results in material changes to our historical financial statements, we may be required to further restate our prior financial statements, amend prior filings with the SEC or take other action that is not currently contemplated. In addition, other adjustments for non-operating cash charges may be required in connection with the resolution of stock option related matters arising under any litigation or regulatory reviews commenced against us.

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

We sell our products in intensely competitive markets. Some of our competitors and potential competitors have significantly greater financial, technical, sales and marketing and other resources than we do. For example, our ability to market our Application Virtualization products, including Presentation Server, Access Essentials, Password Manager and other future product offerings, could be affected by Microsoft’s licensing and pricing scheme for client devices, servers and applications. Further, the announcement of the release, and the actual release, of new Windows-based server operating systems or products incorporating similar features to our products could cause our existing and potential customers to postpone or cancel plans to license certain of our existing and future product and service offerings.

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

Our current competitors in these markets include Adobe Systems, Inc., Cisco Systems, Inc, EMC Corporation, F5 Networks, Inc., Hewlett-Packard Company, IBM Corporation, Juniper Networks, Inc., Microsoft Corporation, Oracle Corporation, Riverbed Technology, Inc., Sun Microsystems, Inc., VMware, Inc. and WebEx Communications, Inc

As the markets for our products and services continue to develop, additional companies, including companies with significant market presence in the computer appliances, software and networking industries, could enter the markets in which we compete and further intensify competition. In addition, we believe price competition could become a more significant competitive factor in the future. As a result, we may not be able to maintain our historic prices and margins, which could adversely affect our business, results of operations and financial condition.

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

In addition, to the extent our revenue grows, if at all, we believe that our cost of revenues and certain operating expenses could also increase. We believe that we could incur additional costs, including royalties, as we develop, license or buy new technologies or enhancements to our existing products and services. These added costs and royalties could increase our cost of revenues and operating expenses and lower our gross margins. For example, due to our recent acquisitions and the anticipated growth of the acquired companies, we currently expect that our future revenue will include a greater level of revenue from appliance sales as compared to our historical level of appliance sales, which we expect will reduce our gross margins from their historical levels. Furthermore, as our income from the recent acquisitions increases, we expect that our effective tax rate may increase due to the taxable income from these acquisitions being earned primarily in our geographic locations that are taxed at a higher rate. However, we cannot currently quantify the costs for such transactions that have not yet occurred or of these developing trends in our business. In addition, we may need to use a substantial portion of our cash and investments or issue additional shares of our common stock to fund these additional costs.

During the past two years, a large portion of our growth has been attributable to the growth of our Application Virtualization products, as well as, growth in our Online Services and Application Networking products. We cannot provide any assurance that these markets and the revenues we derive from these markets will continue to grow. In addition, over the last four years we have grown our force of sales professionals that work closely with partners to sell to primary IT buyers, including Strategic IT Executives, Network Architects, IT Infrastructure Managers and Desktop Operations Managers, to address the multiple selling and buying opportunities presented by our expanded product lines. These and other account penetration efforts are part of our strategy to increase the usage of our application delivery products within our customer’s IT organizations. We cannot provide any assurance that this strategy will be successful or that the release of our application delivery infrastructure products or other new products or services will increase our revenue growth rate.

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

We have a significant amount of goodwill and other intangible assets, such as product and core technology, related to our acquisitions. We expect to record significant additional goodwill and other intangible asset amounts in connection with the acquisition of XenSource when the acquisition is consummated. We do not amortize goodwill and intangible assets that are deemed to have indefinite lives. However, we do amortize certain product and core technologies, trademarks, patents and other intangibles. We periodically evaluate our intangible assets, including goodwill, for impairment at the reporting unit level (operating segment). As of March 31, 2007, we had $675.8 million of goodwill, of which approximately $44.4 million of goodwill was recorded in connection with our 2006 Acquisitions and $44.1 million of goodwill was recorded in connection with our Ardence Acquisition. We review for impairment annually, or sooner if events or changes in circumstances indicate that the carrying amount could exceed fair value. Fair values are based on discounted cash flows using a discount rate determined by our management to be consistent with industry discount rates and the risks inherent in our current business model. Due to uncertain market conditions and potential changes in our strategy and product portfolio, it is possible that the forecasts we use to support our goodwill and other intangible assets could change in the future, which could result in non-cash charges that would adversely affect our results of operations and financial condition.

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

We recorded approximately $131.6 million of goodwill and intangible assets in connection with our 2006 Acquisitions and our Ardence Acquisition. If the actual revenues and operating profit attributable to acquired intangible assets are less than the projections we used to initially value these intangible assets when we acquired them, then these intangible assets may be deemed to be impaired. If we determine that any of the goodwill or other intangible assets associated with our recent acquisitions are impaired, then we would be required to reduce the value of those assets or to write them off completely by taking a related charge to earnings. If we are required to write down or write off all or a portion of those assets, or if financial analysts or investors believe we may need to take such action in the future, our stock price and operating results could be materially adversely affected.

At March 31, 2007, we had $154.9 million, net, of unamortized identified intangibles, which include core and product technology we purchased in acquisitions or under third party licenses. We currently market the technologies acquired in our acquisitions through our Citrix Online Division products, Application Networking products, Advanced Solutions products and Management Systems products. However, our channel distributors and entities with which we have technology relationships, customers or prospective customers may not purchase or widely accept our new appliances and continue to accept our Citrix Online Division products. If we fail to complete the development of our anticipated future product and service offerings, including product offerings acquired through our acquisitions, if we fail to complete them in a timely manner, or if we are unsuccessful in selling any new lines of products, appliances and services, we could determine that the value of the purchased technology is impaired in whole or in part and take a charge to earnings. We could also incur additional charges in later periods to reflect costs associated with completing those projects that could not be completed in a timely manner. An impairment charge could have a material adverse effect on our results of operations. If the actual revenues and operating profit attributable to acquired product and core technologies are less than the projections we used to initially value product and core technologies when we acquired it, such intangible assets may be deemed to be impaired. If we determine that any of our intangible assets are impaired, we would be required to take a related charge to earnings that could have a material adverse effect on our results of operations.

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

We conduct significant sales and customer support, development and engineering operations in countries outside of the United States including, as a result of our acquisition of NetScaler, product development in Bangalore, India. During the three months ended March 31, 2007, we derived approximately 43.7% of our revenues from sales outside the United States. Our continued growth and profitability could require us to further expand our international operations. To successfully expand international sales, we must establish additional foreign operations, hire additional personnel and recruit additional international resellers. Our international operations are subject to a variety of risks, which could cause fluctuations in the results of our international operations. These risks include:

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

Our results of operations are also subject to fluctuations in foreign currency exchange rates. In order to minimize the impact on our operating results, we generally initiate our hedging of currency exchange risks one year in advance of anticipated foreign currency expenses. When the dollar is weak foreign currency denominated expenses will be higher. As a result of our hedging practice these higher expenses will be partially offset by the gain in our hedging contracts. If the dollar is strong, foreign currency denominated expenses will be lower. These lower expenses will in turn be partially offset by the loss in our hedging contracts. There is a risk that there will be fluctuations in foreign currency exchange rates beyond the one year timeframe for which we hedge our risk. Due to the generally weaker dollar in the first quarter of 2007 our operating expenses benefited from gains in our hedging programs as compared to the first quarter of 2006.

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

•

Third Party Infringement Claims. We may become increasingly subject to infringement claims and claims alleging the unauthorized use of a third-party’s code in our products. This may occur for a variety of reasons, including the expansion of our product lines, such as our Application Networking products, our Citrix Online Division products, through product development and acquisitions, including our proposed acquisition of XenSource and the increase in the number of competitors in our industry segments and the resulting increase in the number of related products and the overlap in the functionality of those products. Companies and inventors are more frequently seeking to patent software and business methods because of developments in the law that could extend the ability to obtain such patents. As a result, we could receive more patent infringement claims. Responding to any infringement claim, regardless of its validity, could result in costly litigation; injunctive relief or require us to obtain a license to intellectual property rights of those third parties. Licenses may not be available on reasonable terms, on terms compatible with the protection of our proprietary rights, or at all. In addition, attention to these claims could divert our management’s time and attention from developing our business. If a successful claim is made against us and we fail to develop or license a substitute technology, our business, results of operations, financial condition or cash flows could be materially adversely affected.

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

In order to successfully attract new customer segments to our Presentation Server products and expand our existing relationships with enterprise customers, we must reach and retain small-sized customers and small project initiatives within our larger enterprise customers. We have begun a marketing initiative to reach these customers that includes extending our Advisor Rewards program to include a broader range of license types. In 2005, we also introduced a new product, Access Essentials™, specifically developed, packaged and priced to bring secure application virtualization and efficient centralized management of information resources to small and mid-sized businesses. We cannot guarantee that our small-sized customer marketing initiative or new product will be successful. Our failure to attract and retain small sized customers and small project initiatives within our larger enterprise customers could have a material adverse effect on our business, results of operations and financial condition. Additionally, as we attempt to attract and retain small sized customers and small project initiatives within our larger enterprise customers, we may need to increase corporate branding and broaden our marketing activities, which could increase our operating expenses. These efforts may not proportionally increase our operating revenues and could reduce our profits.

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

Our synthetic lease contains a number of affirmative and negative covenants. Because of delays in filing our Annual Report on Form 10-K for the year ended December 31, 2006, this Quarterly Report on Form 10-Q for the three months ended March 31, 2007 and our Quarterly Report on Form 10-Q for the three months ended June 30, 2007, we were at risk of breaching the affirmative covenants requiring our Annual Report on Form 10-K for the year ended December 31, 2006 to be provided to the lessor within 100 days after the end of our fiscal year and our Quarterly Reports on Form 10-Q within 55 days after the end of our fiscal quarters. We received waivers related to these anticipated covenant breaches to extend the due date of our Annual Report on Form 10-K for the year ended December 31, 2006, this Quarterly Report on Form 10-Q for the three months ended March 31, 2007 and our Quarterly Report on Form 10-Q for the three months ended June 30, 2007 until October 31, 2007. We have notified our lessor that we will provide such reports to the lessor by the extension date.

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

Our credit facility agreement contains a number of affirmative and negative covenants. Because of delays in filing our Annual Report on Form 10-K for the year ended December 31, this Quarterly Report on Form 10-Q for the three months ended March 31, 2007 and our Quarterly Report on Form 10-Q for the three months ended June 30, 2006, we were at risk of breaching the affirmative covenants requiring certain financial statements to be provided to our Lenders within 90 days after the end of our fiscal year and 45 days after the end of our fiscal quarters. We received waivers related to these anticipated covenant breaches to extend the due date of such financial statements until September 30, 2007. We have notified our Lenders that we will provide such financial statements by the extension dates.

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

Our worldwide operations are dependent on our network infrastructure, internal technology systems and Website. Significant portions of our computer equipment, intellectual property resources and personnel, including critical resources dedicated to research and development and administrative support functions are presently located at our corporate headquarters in Fort Lauderdale, Florida, an area of the country that is particularly prone to hurricanes and at our various locations in California, an area of the country that is particularly prone to earthquakes. We also have operations in various domestic and international locations that expose us to additional diverse risks. The occurrence of natural disasters, such as hurricanes or earthquakes, or other unanticipated catastrophes, such as telecommunications failures, cyber-attacks, fires or terrorist attacks, at any of the locations in which we do business, could cause interruptions in our operations. For example, in October 2005, Hurricane Wilma passed through southern Florida causing extensive damage to the region, including some minor damage to our corporate headquarters facility. In addition, even in the absence of direct damage to our operations, large disasters, terrorist attacks or other casualty events could have a significant impact on our partners’ and customers’ businesses, which in turn could result in a negative impact on our results of operations. Extensive or multiple disruptions in our operations, or our partners’ or customers’ businesses, due to natural disasters or other unanticipated catastrophes could have a material adverse effect on our results of operations.

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

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards, or SFAS, No. 123R, Share-Based Payment , a complex accounting standard that requires companies to expense the fair value of employee stock options and similar awards. The application of SFAS No. 123R requires significant judgment and the use of estimates, particularly surrounding stock price volatility, option forfeiture rates and expected option lives, to build a model for appropriately valuing share-based compensation. There is little experience or guidance with respect to developing these assumptions and models. There is a risk that, as we and others gain experience with SFAS No. 123R or as a result of subsequent accounting guidelines, we could determine that the assumptions or model we used requires modification. Any such modification could result in significantly different charges in future periods and, potentially, could require us to correct the charges taken in prior periods. These modifications, as well as any such corrections of charges taken in a prior period could negatively affect our results of operations, stock price and our stock price volatility.

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

General economic and market conditions, and other factors outside our control including significant natural disasters, terrorist attacks or military actions, could adversely affect our business and impair the value of our investments. Any downturn in general economic conditions could result in a reduction in demand for our products and services and could harm our business. These conditions make it difficult for us, and our customers, to accurately forecast and plan future business activities and could have a material adverse effect on our business, financial condition and results of operations. In addition, an economic downturn could result in an impairment in the value of our investments requiring us to record losses related to such investments. Impairment in the value of these investments may disrupt our ongoing business and distract management. As of March 31, 2007 we had $421.6 million of short and long-term investments, including restricted investments, with various issuers and financial institutions. In many cases we do not attempt to reduce or eliminate our market exposure on these investments and could incur losses related to the impairment of these investments. Fluctuations in economic and market conditions could adversely affect the value of our investments, and we could lose some of our investment portfolio. A total loss of an investment could adversely affect our results of operations and financial condition. For further information on these investments, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

ITEM 6.     EXHIBITS

(a)	List of exhibits

Exhibit No.	Description
10.1*	Citrix Systems, Inc. Executive Bonus Plan

31.1	Rule 13a-14(a) / 15d-14(a) Certification

31.2	Rule 13a-14(a) / 15d-14(a) Certification

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 7th day of September 2007.

CITRIX SYSTEMS, INC.

By:	/s/ DAVID J. HENSHALL
David J. Henshall Senior Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1*	Citrix Systems, Inc. Executive Bonus Plan

31.1	Rule 13a-14(a) / 15d-14(a) Certification

31.2	Rule 13a-14(a) / 15d-14(a) Certification

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or any compensatory plan, contract or arrangement.