Form 10-Q
period 2007-09-30
CITRIX SYSTEMS INC
filed 2007-11-07
CIK 877890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

As of November 1, 2007 there were 189,705,100 shares of the registrant’s Common Stock, $.001 par value per share, outstanding.

CITRIX SYSTEMS, INC.

Form 10-Q

For the Quarterly Period Ended September 30, 2007

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CITRIX SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2007	December 31, 2006
	(Unaudited)
	(In thousands, except par value)
Assets
Current assets:
Cash and cash equivalents	$363,457	$349,054
Short-term investments	347,530	152,652
Accounts receivable, net of allowances of $4,036 and $4,037 at September 30, 2007 and December 31, 2006, respectively	190,536	204,974
Inventories, net	6,809	6,619
Prepaid expenses and other current assets	70,726	45,646
Current portion of deferred tax assets, net	57,072	52,792

Total current assets	1,036,130	811,737
Restricted cash equivalents and investments	63,709	63,815
Long-term investments	217,764	241,675
Property and equipment, net	114,909	92,580
Goodwill	675,337	631,690
Other intangible assets, net	143,975	130,462
Long-term portion of deferred tax assets, net	48,478	41,594
Other assets	12,574	10,920

	$2,312,876	$2,024,473

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$41,489	$45,217
Accrued expenses	190,030	145,664
Income taxes payable	22,532	11,892
Current portion of deferred revenues	367,227	332,770

Total current liabilities	621,278	535,543
Long-term portion of deferred revenues	28,274	23,518
Other liabilities	10,949	1,123

Commitments and contingencies

Stockholders’ equity:
Preferred stock at $.01 par value: 5,000 shares authorized, none issued and outstanding	—	—
Common stock at $.001 par value: 1,000,000 shares authorized; 241,216 and 238,156 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	241	238
Additional paid-in capital	1,700,409	1,655,530
Retained earnings	1,146,026	1,006,706
Accumulated other comprehensive income	8,064	4,180

	2,854,740	2,666,654

Less — common stock in treasury, at cost (59,465 shares at September 30, 2007 and December 31, 2006)	(1,202,365)	(1,202,365)

Total stockholders’ equity	1,652,375	1,464,289

	$2,312,876	$2,024,473

See accompanying notes.

CITRIX SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Product licenses	$140,460	$113,379	$399,114	$345,363
License updates	124,035	102,854	355,006	296,475
Online services	55,744	39,055	154,765	105,821
Technical services	29,692	22,563	83,498	65,658

Total net revenues	349,931	277,851	992,383	813,317

Cost of revenues:
Cost of license revenues	12,427	8,201	30,568	22,948
Cost of services revenues	16,710	11,486	46,963	33,523
Amortization of product related intangible assets	6,869	4,657	19,753	14,243

Total cost of revenues	36,006	24,344	97,284	70,714

Gross margin	313,925	253,507	895,099	742,603

Operating expenses:
Research and development	49,332	40,104	143,643	113,069
Sales, marketing and support	146,031	118,904	417,056	346,634
General and administrative	54,638	44,072	168,513	125,976
Amortization of other intangibles	3,940	4,360	11,738	12,542
In-process research and development	—	1,000	1,200	1,000

Total operating expenses	253,941	208,440	742,150	599,221

Income from operations	59,984	45,067	152,949	143,382
Interest income	13,672	12,525	37,548	30,429
Interest expense	(254)	(137)	(576)	(772)
Other income (expense), net	43	(373)	335	(933)

Income before income taxes	73,445	57,082	190,256	172,106
Income taxes	12,750	13,422	38,538	42,012

Net income	$60,695	$43,660	$151,718	$130,094

Earnings per share:
Basic	$0.34	$0.24	$0.84	$0.72

Diluted	$0.33	$0.23	$0.82	$0.69

Weighted average shares outstanding:
Basic	180,189	183,008	179,760	181,418

Diluted	186,747	188,917	185,522	188,807

See accompanying notes.

CITRIX SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
	(In thousands)
Operating Activities
Net income	$151,718	$130,094
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	31,491	26,785
Depreciation and amortization of property and equipment	27,721	19,543
Stock-based compensation expense	40,625	45,496
In-process research and development	1,200	1,000
Provision for doubtful accounts	1,604	1,639
Provision for product returns	2,764	3,044
Provision for inventory reserves	2,861	1,561
Tax effect of stock-based compensation	7,893	44,717
Excess tax benefit from exercise of stock options	(8,111)	(44,753)
Loss on disposal of assets	2,227	197

Total adjustments to reconcile net income to net cash provided by operating activities	110,275	99,229
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	12,379	(10,737)
Inventories	(3,006)	(2,642)
Prepaid expenses and other current assets	(20,172)	(11,305)
Other assets	(1,654)	(1,157)
Deferred tax assets, net	(8,098)	(4,775)
Accounts payable	(4,244)	2,493
Accrued expenses	24,658	(2,578)
Income taxes payable	10,640	(718)
Deferred revenues	40,055	27,773
Other liabilities	(537)	5,702

Total changes in operating assets and liabilities, net of the effects of acquisitions	50,021	2,056

Net cash provided by operating activities	312,014	231,379
Investing Activities
Purchases of available-for-sale investments	(427,048)	(625,207)
Proceeds from sales of available-for-sale investments	65,163	82,271
Proceeds from maturities of available-for-sale investments	190,870	93,844
Purchases of property and equipment	(55,113)	(35,513)
Cash paid for acquisitions, net of cash acquired	(66,109)	(60,968)
Cash paid for licensing agreements	(2,750)	—

Net cash used in investing activities	(294,987)	(545,573)
Financing Activities
Proceeds from issuance of common stock	57,265	219,027
Excess tax benefit from exercise of stock options	8,111	44,753
Structured stock repurchases, net	(60,000)	(182,232)
Payments on debt	(8,000)	(34,850)

Net cash (used in) provided by financing activities	(2,624)	46,698

Change in cash and cash equivalents	14,403	(267,496)
Cash and cash equivalents at beginning of period	349,054	484,035

Cash and cash equivalents at end of period	$363,457	$216,539

Supplemental non-cash investing activity:
(Decrease) increase in restricted cash equivalents and investments	$(106)	$58

See accompanying notes.

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments, which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown, are of a normal recurring nature and have been reflected in the condensed consolidated financial statements. The results of operations for the periods presented are not necessarily indicative of the results expected for the full year or for any future period partially because of the seasonality of the Company’s business. Historically, the Company’s fourth quarter revenue in any year is typically higher than the first quarter of the subsequent year. The information included in these condensed consolidated financial statements should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this report and the consolidated financial statements and accompanying notes included in the Citrix Systems, Inc. (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2006.

Certain reclassifications have been made for consistent presentation.

Stock Option Investigation

On November 30, 2006, the Company’s Audit Committee commenced a voluntary, independent investigation of the Company’s historical stock option granting practices and related accounting during the period from January 1996 through December 2006. In addition to the grants management evaluated as part of the Audit Committee’s investigation, it also evaluated all grants (consisting of two employee new hire grants) in December 1995, which was the month the Company completed its initial public offering, and all grants to non-employee directors. This voluntary investigation was not in response to any governmental investigation, stockholder lawsuit, whistleblower complaint or inquiries from media organizations. The Company’s Annual Report on Form 10-K for the year ended December 31, 2006, which was filed on September 7, 2007, contains a description of the Audit Committee’s investigation, management’s related review, the conclusions of the Audit Committee and management and the restatement of the Company’s consolidated balance sheet as of December 31, 2005 and the related consolidated statements of income, stockholders’ equity and comprehensive income and cash flows for the years ended December 31, 2005 and 2004, and each of the quarters in the 2006 and 2005 fiscal years, to reflect additional stock-based compensation expense and related income tax effects for stock option awards granted since December 1995.

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

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Investments

Short-term and long-term investments at September 30, 2007 and December 31, 2006 primarily consist of corporate securities, government securities and municipal securities. Investments classified as available-for-sale are stated at fair value with unrealized gains and losses, net of taxes, reported in accumulated other comprehensive income. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 95, Statement of Cash Flows, the Company classifies available-for-sale securities, including its investments in auction rate securities that are available to meet the Company’s current operational needs, as short-term. The Company does not recognize changes in the fair value of its investments in income unless a decline in value is considered other-than-temporary in accordance with the Financial Accounting Standards Board (the “FASB”) Staff Position 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.

The Company seeks to minimize its credit risk associated with investments by investing primarily in investment grade, highly liquid securities. The Company’s policy is designed to limit exposure to any one issuer depending on credit quality. Periodic evaluations of the relative credit standing of those issuers are considered in the Company’s investment strategy. The Company uses information provided by third parties to adjust the carrying value of certain of its investments and derivative instruments to fair value at the end of each period. Fair values are based on valuation models that use market quotes and, for certain investments, assumptions as to the creditworthiness of the entities issuing those underlying investments.

Inventory

Inventories are stated at the lower of cost or market on a first-in, first out basis and primarily consist of finished goods. As of September 30, 2007 and December 31, 2006, the provision to reduce obsolete or excess inventories to market was $8.0 million and $5.2 million, respectively.

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

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

In the normal course of business, the Company does not permit product returns, but it does provide most of its distributors with stock balancing and price protection rights. Stock balancing rights permit distributors to return products to the Company by the forty-fifth day of the fiscal quarter, subject to ordering an equal dollar amount of the Company’s other products prior to the last day of the same fiscal quarter. Price protection rights require that the Company grant retroactive price adjustments for inventories of products held by distributors if it lowers prices for such products. The Company establishes provisions for estimated returns for stock balancing and price protection rights, as well as other sales allowances, concurrently with the recognition of revenue. The provisions are established based upon consideration of a variety of factors, including, among other things, recent and historical return rates for both, specific products and distributors, estimated distributor inventory levels by product, the impact of any new product releases and projected economic conditions. Actual product returns for stock balancing and price protection provisions incurred are, however, dependent upon future events, including the amount of stock balancing activity by distributors and the level of distributor inventories

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

at the time of any price adjustments. The Company continually monitors the factors that influence the pricing of its products and distributor inventory levels and makes adjustments to these provisions when it believes actual returns and other allowances could differ from established reserves. The Company’s ability to recognize revenue upon shipment to distributors is predicated on its ability to reliably estimate future stock balancing returns. If actual experience or changes in market condition impairs the Company’s ability to estimate returns, it would be required to defer the recognition of revenue until the delivery of the product to the end-user. Allowances for estimated product returns amounted to approximately $1.7 million at September 30, 2007 and December 31, 2006. The Company has not reduced and has no current plans to reduce its prices for inventory currently held by distributors. Accordingly, there were no reserves required for price protection at September 30, 2007 and December 31, 2006. The Company also records estimated reductions to revenue for customer programs and incentive offerings including volume-based incentives. If market conditions were to decline, the Company could take actions to increase its customer incentive offerings, which could result in an incremental reduction to revenue at the time the incentive is offered.

Accounting for Stock-Based Compensation Plans

The Company’s stock-based compensation program is a broad based, long-term retention program that is intended to attract and reward talented employees and align stockholder and employee interests. As of September 30, 2007, the Company had two stock-based compensation plans under which it was granting stock options, shares of non-vested stock and non-vested stock units. The Company is currently granting stock-based awards from its 2005 Equity Incentive Plan (as amended, the “2005 Plan”) and 2005 Employee Stock Purchase Plan (the “2005 ESPP”). Upon the completion of the 2007 acquisition of Ardence Delaware, Inc. (“Ardence”), the Company assumed the Ardence Delaware, Inc., 2005 Omnibus Stock Plan and the Ardence Delaware, Inc., 2006 Restricted Stock Unit Plan. The Company’s Board of Directors has provided that no new awards will be granted under the Company’s acquired stock plans. The Company’s superseded and expired stock plans include the Amended and Restated 1995 Stock Plan, Second Amended and Restated 2000 Director and Officer Stock Option and Incentive Plan and Second Amended and Restated 1995 Non-Employee Director Stock Option Plan. Awards previously granted under these plans and still outstanding, however, typically expire ten years from the date of grant and will continue to be subject to all the terms and conditions of such plans, as applicable. During 2006, the Company began awarding non-vested stock units and non-vested stock awards with performance measures to certain key executives as part of its overall compensation program. In addition, during 2006, the Company also began awarding its non-employee directors non-vested stock units with service based vesting.

Under the terms of the 2005 Plan, the Company is authorized to grant incentive stock options (“ISOs”), non-qualified stock options (“NSOs”), non-vested stock, non-vested stock units, stock appreciation rights (“SARs”), performance units and to make stock-based awards to full and part-time employees of the Company and its subsidiaries or affiliates, where legally eligible to participate, as well as consultants and non-employee directors of the Company. The 2005 Plan provides for the issuance of a maximum of 20,900,000 shares of Common Stock of which 5,400,000 was authorized for the issuance by the Company’s Board of Directors in February 2007 and the Company’s stockholders in October 2007. Under the 2005 Plan, ISOs must be granted at exercise prices no less than fair market value on the date of grant, except for ISOs granted to employees who own more than 10% of the Company’s combined voting power, for which the exercise prices must be no less than 110% of the market value at the date of grant. NSOs and SARs must be granted at no less than market value on the date of grant, or in the case of SARs in tandem with options, at the exercise price of the related option. Non-vested stock awards may be granted for such consideration in cash, other property or services, or a combination thereof, as determined by the Compensation Committee of the Board of Directors of the Company. All stock-based awards are exercisable upon vesting. As of September 30, 2007, there were 32,237,007 shares of common stock reserved for issuance pursuant to the Company’s stock-based compensation plans and the Company had authorization under its 2005 Plan to grant 7,700,405 additional stock-based awards at September 30, 2007.

Under the 2005 ESPP, all full-time and certain part-time employees of the Company are eligible to receive options to purchase common stock of the Company twice per year at the end of a six month payment period (a “Payment Period”). During each Payment Period, eligible employees who so elect may authorize payroll deductions in an amount no less than 1% nor greater than 10% of his or her base pay for each payroll period in the Payment Period. At the end of each Payment Period, the accumulated deductions are used to purchase shares of common stock from the Company up to a maximum of 12,000 shares for any one employee during a Payment Period. Shares are purchased at a price equal to 85% of the fair market value of the Company’s common stock on the last business day of a Payment Period. Employees who, after exercising their rights to purchase shares of common stock under the 2005 ESPP, would own shares of 5% or more of the voting power of the Company’s common stock, are ineligible to participate under the 2005 ESPP. The 2005 ESPP provides for the issuance of a maximum of 10,000,000 shares of common stock. As of September 30, 2007,

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

537,091 shares had been issued under the 2005 ESPP. During the first quarter of 2007, due to the Company’s voluntary stock option investigation, it suspended contributions to its 2005 ESPP. Upon completion of the Company’s investigation of its stock option granting practices and related accounting in September 2007, employee contributions to the 2005 ESPP resumed. The contributions made to the 2005 ESPP and the related stock-based compensation in the third quarter of 2007 were not material.

Stock-Based Compensation

The Company uses the Black-Scholes option pricing model to determine the fair value of its stock options and employee stock purchase plan shares. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the Company’s expected stock price volatility over the term of the awards, actual and projected employee exercise behaviors, risk-free interest rate and expected dividends.

The detail of the total stock-based compensation recognized by income statement classification is as follows (in thousands):

Income Statement Classifications	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Cost of services revenues	$328	$565	$1,093	$1,537
Research and development	3,744	5,005	10,409	13,791
Sales, marketing and support	6,116	6,433	16,912	17,722
General and administrative	4,720	5,314	12,211	12,446

Total	$14,908	$17,317	$40,625	$45,496

As of September 30, 2007, there was $38.8 million of total unrecognized compensation cost related to the stock options, non-vested stock and non-vested stock units. That cost is expected to be recognized over a weighted-average period of 1.65 years.

As a result of the Company’s failure to file its periodic reports with the SEC on a timely basis, including its Annual Report on Form 10-K for the year ended December 31, 2006 and its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2007 and June 30, 2007, and the Company’s determination that previously filed financial statements should no longer be relied upon, the Company voluntarily suspended the exercise of employee stock options beginning on March 14, 2007 through September 7, 2007. The Company extended the 90-day post-termination exercise period for certain former employees whose options would have expired during the voluntary suspension to allow for a 30-day period to exercise in-the-money options after the Company became current with its SEC filings. This modification resulted in a compensation charge of approximately $3.7 million that was recorded in the third quarter of 2007 and is included in the table above. The Company also agreed to extend the exercise period for current employees whose options expired during the voluntary suspension to allow for a 30-day period to exercise in-the-money options after the Company became current with its SEC filings. This modification resulted in a $0.7 million compensation charge that was recorded in the third quarter of 2007 and is included in the table above.

Tender Offer to Amend Exercise Prices

On September 11, 2007, the Company filed an Offer to Amend on Schedule TO with the SEC and commenced an offer (the “Offer”) to amend certain outstanding and restated options that had been granted to employees with exercise prices per share that were less than the fair market value per share used for financial accounting purposes, which options are referred to as discounted options.

The terms of the Offer provided that current employees, who are not Section 16 officers of the Company, could elect to have discounted options amended to increase their exercise price per share to be equal to the fair market value used for financial reporting purposes and to receive a cash payment with respect to such amended options equal to the difference between the amended exercise price and the original exercise price of each discounted option, less applicable withholding taxes.

As of September 30, 2007, the Company had received elections from eligible employees agreeing to amend and increase to fair value the exercise price with respect to 470,259 options. Under the terms of the Offer, the Company will make cash payments in January 2008 totaling approximately $1.2 million to the individuals who elected to amend their discounted options. As of

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2007, the Company recognized an incremental expense of approximately $0.8 million representing the incremental fair value of the options following the modification to increase the exercise price and to settle the difference in cash. In addition, the Company recorded the remaining portion of the cash payment of $0.4 million as a charge to stockholders’ equity, as the payment represents a cash settlement of a portion of the original award that had been previously expensed. Subsequent to September 30, 2007 and through October 8, 2007, the date on which the offer expired, the Company received elections from additional eligible employees agreeing to amend and increase to fair value the exercise price with respect to 81,149 options.

Stock Options

Options granted from the 2005 Plan typically have a five year life and vest over three years at a rate of 33.3% of the shares underlying the option one year from date of grant and at a rate of 2.78% monthly thereafter. For purposes of valuing stock options the Company determined the expected volatility factor by considering the implied volatility in two-year market-traded options of the Company’s common stock based on third party volatility quotes in accordance with the provisions of Staff Accounting Bulletin (“SAB”) No. 107. The Company’s decision to use implied volatility was based upon the availability of actively traded options on the Company’s common stock and its assessment that implied volatility is more representative of future stock price trends than historical volatility. The approximate risk free interest rate was based on the implied yield available on U.S. Treasury zero-coupon issues with remaining terms equivalent to the Company’s expected term on its options. The expected term of the Company’s stock options was based on the historical employee exercise patterns considering changes in vesting periods and contractual terms. The Company also analyzed its historical pattern of option exercises based on certain demographic characteristics and determined that there were no meaningful differences in option exercise activity based on the demographic characteristics. The Company does not intend to pay dividends on its common stock in the foreseeable future. Accordingly, the Company used a dividend yield of zero in its option pricing model. The weighted average fair value of stock options granted during the three months ended March 31, 2007 was $9.80. There were no options granted during the three months ended June 30, 2007 and September 30, 2007 due to the Company’s stock option investigation. The total intrinsic value of options exercised during the three and nine months ended September 30, 2007 was $30.7 million and $44.0 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares.

The assumptions used to value option grants are as follows:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Expected volatility factor	0.34	0.33	0.30 – 0.34
Approximate risk free interest rate	4.9%	4.69%	4.5% – 4.9%
Expected term (in years)	3.0	3.37	3.0
Expected dividend yield	0%	0%	0%

Non-vested Stock

The Company has assumed non-vested stock held by certain employees of acquired companies. The non-vested stock assumed vests monthly based on service through October 2007 dependent upon the remaining vesting period of such non-vested stock at the time of the acquisition. As part of an overall retention program, the Company also granted shares of non-vested stock to certain employees from the 2005 Plan. Non-vested stock typically vests 50% on the first anniversary of the grant date and 50% on the second anniversary of the grant date. The Company has also awarded shares of non-vested stock pursuant to the 2005 Plan to a certain senior member of management that vest upon achieving certain employee retention goals. If the minimum retention goals are not achieved, no shares will be awarded and no compensation cost will be recognized and any previously recognized compensation cost will be reversed. As of September 30, 2007, the number of non-vested shares granted but unreleased was 38,286.

Non-vested Stock Units

As part of the acquisitions that the Company completed in 2006, it assumed non-vested stock units, of which the majority vest based on service at a rate of 50% on the first anniversary of the grant date and 50% on the second anniversary of the grant date. As part of the acquisitions that the Company completed in 2007, it assumed approximately 30,000 non-vested stock units the majority of which vest over two years based on the achievement of certain performance criteria. If the performance criteria are not met, no compensation cost will be recognized and any previously recognized compensation cost will be reversed. In addition, the Company awards all vice presidents and senior executives non-vested performance stock units from the 2005 Plan. The number of non-vested

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

stock units underlying each award is determined one year after the date of the award based on achievement of a specific corporate operating income goal. If the performance goal is less than 90% attained, then no non-vested stock units will be issued pursuant to the authorized award. For performance at and above 90%, the number of non-vested stock units issued is based on a graduated slope, with the maximum number of non-vested stock units issuable pursuant to the award capped at 125% of the base number of non-vested stock units set forth in the executive’s award agreement. If the performance goal is met, the non-vested stock units will vest 33.33% on each anniversary subsequent to the date of the award. Each non-vested stock unit, upon vesting, will represent the right to receive one share of the Company’s common stock. If the performance goals are not met, no compensation cost will be recognized and any previously recognized compensation cost will be reversed. The Company also awards all vice presidents and senior executives non-vested stock units that vest based on service from the 2005 Plan. These non-vested stock units vest 33.33% on each anniversary subsequent to the date of the award. Each non-vested stock unit, upon vesting, will represent the right to receive one share of the Company’s common stock. In addition, the Company awards non-vested stock units to its non-employee directors. These units vest monthly in equal installments based on service and, upon vesting; each stock unit represents the right to receive one share of the Company’s common stock. As of September 30, 2007, the number of non-vested units granted but unreleased was 236,178.

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

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share information):

	Three Months ended September 30,		Nine Months ended September 30,
	2007	2006	2007	2006
Numerator:
Net income	$60,695	$43,660	$151,718	$130,094

Denominator:
Denominator for basic earnings per share — weighted-average shares outstanding	180,189	183,008	179,760	181,418
Effect of dilutive employee stock awards	6,558	5,909	5,762	7,389

Denominator for diluted earnings per share — weighted-average shares outstanding	186,747	188,917	185,522	188,807

Basic earnings per share	$0.34	$0.24	$0.84	$0.72

Diluted earnings per share	$0.33	$0.23	$0.82	$0.69

Anti-dilutive weighted-average shares	17,732	20,674	18,486	17,407

4. ACQUISITIONS

2007 Acquisitions

In January 2007, the Company acquired all of the issued and outstanding capital stock of Ardence (the “Ardence Acquisition”), a leading provider of solutions that allow information technology administrators to set up and configure PCs, servers, and Web servers in real time from a centrally managed source. The Ardence Acquisition strengthens the Company’s application delivery capabilities with more robust streaming and provisioning technologies and increased security and reliability. The total consideration for the Ardence Acquisition was $52.3 million comprised of cash paid of $50.3 million and acquisition related costs of approximately $2.0 million. As part of the Ardence Acquisition, the Company assumed approximately 0.1 million non-vested stock-based awards upon the closing of the transaction. Revenues from the acquired products are primarily included in the Company’s Product License revenue. The sources of funds for consideration paid in the transaction consisted of available cash and investments. The Ardence Acquisition results of operations have been included in the Company’s condensed consolidated results of operations beginning after the date of the completion of the transaction and are not significant in relation to the Company’s condensed consolidated financial statements. Accordingly, pro forma financial disclosures have not been presented.

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

In August 2007, the Company entered into an Agreement and Plan of Merger and Reorganization, to acquire XenSource, Inc., or XenSource, a privately held leader in enterprise-grade virtual infrastructure solutions. The acquisition positions the Company in adjacent server and desktop virtualization markets that will allow it to extend its leadership in the broader Application Delivery Infrastructure market by adding key enabling technologies that make the end-to-end computing environment more flexible, dynamic and responsive to business change. The acquisition closed in October 2007 and the total consideration for this transaction is approximately, $328.5 million and is payable in approximately 7.1 million shares of the Company’s common stock and $92.5 million in cash. In addition, in connection with the acquisition the Company will issue approximately 1.3 million unvested shares of its common stock and will assume approximately 3.3 million stock options each of which will be exercisable for the right to receive one share of the Company’s common stock upon vesting. Transaction costs associated with the acquisition are currently estimated at $3.7 million. In addition, the Company estimates that it will expense approximately $6.8 million in IPR&D upon the closing of the transaction.

The Sevin Rosen Funds, a venture capital firm, is a stockholder in XenSource. Stephen Dow, a member of the Company’s Board of Directors, is a general partner of the Sevin Rosen Funds and does not directly hold any interest in XenSource. Although the Sevin Rosen Funds are represented on the Board of Directors of XenSource, Mr. Dow is not a director of XenSource. The Company’s acquisition of XenSource will provide a return to all the partners of the Sevin Rosen Funds, including Mr. Dow. The Company currently estimates that the potential allocation of XenSource purchase price to Mr. Dow through the general partner entities of the Sevin Rosen Funds related to the acquisition of XenSource is approximately $1.9 million. Mr. Dow has been on the Company’s Board of Directors since 1989 and currently owns 262,349 shares of the Company’s common stock. Mr. Dow did not attend the

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

meeting at which the Company’s Board approved the transaction and recused himself from the vote to approve the transaction. Consistent with the Company’s policies and the charter of the Nominating and Corporate Governance Committee of the Company’s Board of Directors, the acquisition of XenSource was reviewed and approved by the Nominating and Corporate Governance Committee. There are no material relationships among the Company and XenSource or any of their respective affiliates or any of the parties to the agreement to acquire XenSource and related agreements, other than in respect of such agreements themselves and as disclosed herein.

2006 Acquisitions

During 2006, the Company acquired all of the issued and outstanding capital stock of two privately held companies, Reflectent Software, Inc., a provider of solutions to monitor the real-time performance of client-server, web and desktop applications from an end-user perspective, and Orbital Data Corporation, a provider of solutions that optimize the delivery of applications over wide area networks (the “2006 Acquisitions”). The 2006 Acquisitions strengthen the Company’s Application Delivery Infrastructure products which are designed to offer comprehensive solutions across all dimensions of application delivery. The total consideration for the 2006 Acquisitions was $68.0 million comprised of cash paid of $65.1 million and other costs related primarily to estimated direct transaction costs of $2.9 million. As part of the 2006 Acquisitions, the Company assumed approximately 0.4 million non-vested stock-based awards upon the closing of the transaction. Revenues from the acquired products are primarily included in the Company’s Product License revenue and Technical Services revenue. The sources of funds for consideration paid in these transactions consisted of available cash and investments. In connection with the 2006 Acquisitions, the Company allocated $44.3 million to goodwill, $17.3 million to core and product technology and $3.6 million to other intangible assets. The Company assigned all of the goodwill to its Americas segment.

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

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The Company had $675.3 million and $631.7 million of goodwill as of September 30, 2007 and December 31, 2006, respectively. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company reviews its goodwill periodically for impairment. The Company completed its annual goodwill impairment test during the fourth quarter of 2006 and determined that the carrying amount of goodwill was not impaired. Substantially all of the Company’s goodwill at September 30, 2007 and December 31, 2006 was associated with the Americas and Citrix Online Division reportable segments. See Note 7 for segment information.

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Intangible Assets

The Company has intangible assets with finite lives that are recorded at cost, less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally three to seven years, except for patents, which are amortized over the lesser of their remaining life or ten years. Intangible assets consist of the following (in thousands):

	September 30, 2007		December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Core and product technologies	$166,173	$74,173	$137,071	$55,301
Other	101,656	49,681	85,754	37,062

Total	$267,829	$123,854	$222,825	$92,363

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

Estimated future amortization expense is as follows (in thousands):

Year ending December 31,
2007	$42,459
2008	40,859
2009	33,977
2010	28,853
2011	18,144

6. LONG-TERM DEBT

Credit Facility

Effective on August 9, 2005, the Company entered into a revolving credit facility (the “Credit Facility”) with a group of financial institutions (the “Lenders”). Effective September 27, 2006, the Company entered into an amendment and restatement of its Credit Facility (the “Amendment”). The Amendment decreased the overall range of interest the Company will pay on amounts outstanding on the Credit Facility and lowered the facility fee. In addition, the Amendment extended the term of the Credit Facility. The Credit Facility, as amended, currently provides for a revolving line of credit that will expire on September 27, 2011 in the aggregate amount of $100.0 million, subject to continued covenant compliance. The Credit Facility, as amended, allows the Company to increase the revolving credit commitment up to a maximum aggregate revolving credit commitment of $175.0 million. A portion of the revolving line of credit (i) in the aggregate amount of $25.0 million may be available for issuances of letters of credit and (ii) in the aggregate amount of $15.0 million may be available for swing line loans. The Credit Facility currently bears interest at the London Interbank Offered Rate (“LIBOR”) plus 0.32% and adjusts in the range of 0.32% to 0.80% above LIBOR based on the level of the Company’s total debt and its adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) as defined in the agreement. In addition, the Company is required to pay a quarterly facility fee ranging from 0.08% to 0.20% based on the aggregate amount available under the Credit Facility, as amended, and the level of the Company’s total debt and its adjusted EBITDA. Borrowings under the Credit Facility, as amended, are guaranteed by the Company and certain of the Company’s United States and foreign subsidiaries, which guarantees are secured by a pledge of shares of certain foreign subsidiaries. As of September 30, 2007, there were no amounts outstanding under the Credit Facility, as amended.

The Credit Facility, as amended, contains customary default provisions, and the Company must comply with various financial and non-financial covenants. The financial covenants consist of a minimum interest coverage ratio and a maximum consolidated leverage ratio. The primary non-financial covenants limit the Company’s ability to pay dividends, conduct certain mergers or acquisitions, make certain investments and loans, incur future indebtedness or liens, alter the Company’s capital structure or sell stock or assets, subject to certain limits. As of September 30, 2007, the Company was in compliance with all covenants under the Credit Facility, as amended.

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

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Net revenues and segment profit, classified by the Company’s four reportable segments are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net revenues:
Americas (1)	$155,240	$124,875	$442,891	$360,475
EMEA (2)	108,709	90,868	310,801	279,601
Asia-Pacific	30,238	23,053	83,926	67,420
Citrix Online Division	55,744	39,055	154,765	105,821

Consolidated	$349,931	$277,851	$992,383	$813,317

Segment profit:
Americas (1)	$73,493	$64,699	$212,969	$182,756
EMEA (2)	71,558	58,228	202,141	179,853
Asia-Pacific	9,599	6,868	25,247	22,994
Citrix Online Division	18,188	10,799	46,812	28,595
Unallocated expenses (3):
Amortization of intangible assets	(10,809)	(9,017)	(31,491)	(26,785)
Research and development	(43,894)	(35,729)	(127,750)	(102,809)
In-process research and development	—	(1,000)	(1,200)	(1,000)
Net interest and other income	13,461	12,015	37,307	28,724
Other corporate expenses	(58,151)	(49,781)	(173,779)	(140,222)

Consolidated income before income taxes	$73,445	$57,082	$190,256	$172,106

(1)	The Americas segment is comprised of the United States, Canada and Latin America.
(2)	Defined as Europe, the Middle East and Africa.
(3)	Represents expenses presented to management on a consolidated basis only and not allocated to the operating segments.

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Identifiable assets classified by the Company’s reportable segments are shown below.

	September 30, 2007	December 31, 2006
	(In thousands)
Identifiable assets:
Americas	$1,753,365	$1,549,050
EMEA	273,261	207,012
Asia-Pacific	65,697	55,015
Citrix Online Division	220,553	213,396

Total identifiable assets	$2,312,876	$2,024,473

The increase in identifiable assets in the Americas segment is primarily due to an increase in cash and cash equivalents and short-term investments, partially offset by a decrease in long-term investments and, to a lesser extent, an increase in goodwill and assets associated with the Company’s Ardence Acquisition. See Note 4 for additional information regarding the Company’s acquisitions.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net revenues:
Application Virtualization revenues	$242,872	$207,327	$713,543	$626,733
Citrix Online Division revenues	55,744	39,055	154,765	105,821
Application Networking revenues	45,989	29,618	107,836	77,174
Other	5,326	1,851	16,239	3,589

Total net revenue	$349,931	$277,851	$992,383	$813,317

8. DERIVATIVE FINANCIAL INSTRUMENTS

As of September 30, 2007 and December 31, 2006, the Company had $15.7 million and $7.4 million of derivative assets, respectively, and $6.7 million and $2.8 million of derivative liabilities, respectively, representing the fair values of the Company’s outstanding derivative instruments, which are recorded in other current assets, other assets, accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets. As of September 30, 2007, the Company’s derivative assets and liabilities primarily resulted from cash flow hedges related to its operating expenses transacted in local currencies. The change in the derivative component in accumulated other comprehensive income includes unrealized gains or losses that arose from changes in market value of derivatives that were held during the period, and gains or losses that were previously unrealized, but have been recognized in current period net income due to termination or maturities of derivative contracts. This reclassification has no effect on total comprehensive income or stockholders’ equity. The following table presents these components of accumulated other comprehensive income, net of tax for the Company’s derivative instruments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Unrealized gains on derivative instruments	$6,078	$(1,579)	$9,007	$2,549
Reclassification of realized gains (losses)	(1,464)	(483)	(5,029)	2,711

Net change in accumulated other comprehensive income due to derivative instruments	$4,614	$(2,062)	$3,978	$5,260

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Cash Flow Hedges. At September 30, 2007 and December 31, 2006, the Company had in place foreign currency forward sale contracts with a notional amount of $118.5 million and $56.0 million, respectively, and foreign currency forward purchase contracts with a notional amount of $314.1 million and $220.0 million, respectively. The fair value of these contracts at September 30, 2007 and December 31, 2006 were assets of $15.7 million and $7.4 million, respectively, and liabilities of $6.7 million and $2.8 million, respectively. A substantial portion of the Company’s overseas expenses are and will continue to be transacted in local currencies. To protect against fluctuations in operating expenses and the volatility of future cash flows caused by changes in currency exchange rates, the Company has established a program that uses foreign exchange forward contracts to hedge its exposure to these potential changes. The terms of these instruments, and the hedged transactions to which they relate, generally do not exceed 12 months. Currencies hedged are Euros, British pounds sterling, Australian dollars, Swiss francs, Japanese yen, Indian rupees, Hong Kong dollars, Singapore dollars, Canadian dollars, Danish krone and Swedish krona. There was no material ineffectiveness of the Company’s foreign currency forward contracts for the three and nine months ended September 30, 2007 or 2006.

Fair Value Hedges. From time to time, the Company uses interest rate swap instruments to hedge against the changes in fair value of certain of its available-for-sale securities due to changes in interest rates. The instruments swap the fixed rate interest on the underlying investments for a variable rate based on LIBOR plus a specified margin. Changes in the fair value of the swap instruments are recorded in earnings along with related designated changes in the value of the underlying investments. There were no material fair value hedges outstanding as of September 30, 2007 and December 31, 2006.

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

9. COMPREHENSIVE INCOME

The components of comprehensive income, net of tax, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income	$60,695	$43,660	$151,718	$130,094
Other comprehensive income:
Net change due to unrealized gain (loss) on available-for-sale securities	194	895	(94)	348
Net change due to derivative instruments	4,614	(2,062)	3,978	5,260

Comprehensive income	$65,503	$42,493	$155,602	$135,702

The components of accumulated other comprehensive income, net of tax, are as follows (in thousands):

	September 30, 2007	December 31, 2006
Unrealized gain on available-for-sale securities	$146	$240
Unrealized gain on derivative instruments	7,918	3,940

Accumulated other comprehensive income	$8,064	$4,180

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10. INCOME TAXES

On January 1, 2007, the Company adopted the provisions of FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes. As a result of the implementation of FIN No. 48, the Company recognized an approximate $12.4 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. As of September 30, 2007, the Company’s net unrecognized tax benefits totaled approximately $37.7 million which included an increase of approximately $0.2 million and $0.9 million for the three and nine months ended September 30, 2007, respectively. Included in the balance at September 30, 2007, are approximately $0.3 million of tax positions which would not affect the annual effective tax rate. Additionally, the Company has approximately $0.2 million of accrued interest on tax positions.

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

The Company is required to estimate its income taxes in each of the jurisdictions in which it operates as part of the process of preparing its condensed consolidated financial statements. At September 30, 2007, the Company has approximately $105.6 million in current and long-term deferred tax assets. SFAS No. 109, Accounting for Income Taxes, requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company reviews deferred tax assets periodically for recoverability and makes estimates and judgments regarding the expected geographic sources of taxable income, gains from investments, as well as tax planning strategies in assessing the need for a valuation allowance.

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

The Company maintains certain operational and administrative processes in overseas subsidiaries and its foreign earnings are taxed at lower foreign tax rates. The Company does not expect to remit earnings from its foreign subsidiaries. The Company’s effective tax rate was approximately 17.4% and 23.5% for the three months ended September 30, 2007 and 2006, respectively, and 20.3% and 24.4% for the nine months ended September 30, 2007 and 2006, respectively.

11. STOCK REPURCHASE PROGRAMS

The Company’s Board of Directors authorized an ongoing stock repurchase program with a total repurchase authority granted to the Company of $1.5 billion. The Company may use the approved dollar authority to repurchase stock at any time until the approved amounts are exhausted. The objective of the Company’s stock repurchase program is to improve stockholders’ returns. At September 30, 2007, approximately $233.4 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. A significant portion of the funds used to repurchase stock has been funded by proceeds from employee stock option exercises and the related tax benefits.

The Company is authorized to make purchases of its common stock using general corporate funds. During 2007 and 2006, the Company entered into structured stock repurchase arrangements with large financial institutions using general corporate funds in order to lower the average cost to acquire shares. These programs include terms that require the Company to make up-front payments to the counterparty financial institution and result in the receipt of stock during or at the end of the term of the agreement or the receipt of either stock or cash at the maturity of the agreement, depending on market conditions. The Company did not enter into any structured stock repurchase agreements or repurchase any shares of outstanding common stock during its voluntary investigation of its historical stock option granting practices and related accounting.

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company made up-front payments of $100.0 million to certain financial institutions related to its structured repurchase agreements during the three months and nine months ended September 30, 2007 that expire on various dates through September 2008. In addition, during the nine months ended September 30, 2007, the Company received cash and premiums of approximately $40.0 million from prepaid programs that expired. The Company made up-front payments to certain financial institutions under its structured stock repurchase agreements of approximately $49.6 million and $119.8 million during the three and nine months ended September 30, 2006, respectively. In addition, during the nine months ended September 30, 2006 the Company received cash and premiums from prepaid programs that expired of approximately $41.8 million. The Company did not take delivery of any shares related to its structured repurchase agreements during the three and nine months ended September 30, 2007. During the three months ended September 30, 2006 the Company took delivery of 985,858 shares at an average price of $35.88 and during the nine months ended September 30, 2006 it took delivery of 2,612,435 shares at an average price of $31.73 under its structured repurchase agreements. Due to the fact that the total shares to be received under structured repurchase arrangements is not determinable until the contracts mature, the above price per share amounts exclude the remaining shares to be received subject to these agreements.

The Company did not make any open market purchases of its stock during the three and nine months ended September 30, 2007. During the three months ended September 30, 2006, the Company expended approximately $94.3 million on open market purchases and repurchased 3,015,419 shares of outstanding common stock at an average price of $31.28 and during the nine months ended September 30, 2006 the Company expended approximately $104.2 million on open market purchases and repurchased 3,337,919 shares of its outstanding common stock at an average price of $31.23.

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

The synthetic lease includes certain financial covenants including a requirement for the Company to maintain a pledged balance of approximately $62.8 million in cash and/or investment securities as collateral. This amount is included in restricted cash equivalents and investments in the accompanying condensed consolidated balance sheets. The Company maintains the ability to manage the composition of the restricted investments within certain limits and to withdraw and use excess investment earnings from the restricted collateral for operating purposes. Additionally, the Company must maintain a minimum cash and investment balance of $100.0 million, excluding the Company’s collateralized investments, equity investments and outstanding debt, as of the end of each fiscal quarter. As of September 30, 2007, the Company had approximately $826.5 million in cash and investments in excess of

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

those required levels. The synthetic lease includes non-financial covenants, including the maintenance of the property and adequate insurance, prompt delivery of financial statements to the administrative agent of the lessor and prompt payment of taxes associated with the property. As of September 30, 2007, the Company was in compliance with all material provisions of the arrangement.

Office Leases

During 2002 and 2001, the Company took actions to consolidate certain of its offices, including the exit of certain leased office space and the abandonment of certain leasehold improvements. Lease obligations related to the remaining existing operating lease continues to 2018 with a total remaining obligation at September 30, 2007 of approximately $8.6 million, of which $1.7 million was accrued as of September 30, 2007, and is reflected in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets. In calculating this accrual, the Company made estimates, based on market information, including the estimated vacancy periods and sublease rates and opportunities. The Company periodically re-evaluates its estimates and if actual circumstances prove to be materially worse than management has estimated, the total charges for these vacant facilities could be significantly higher.

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

In July 2007, two additional purported stockholder derivative actions entitled Ekas v. Citrix, et al. (Case No. 07-16114-11) and Crouse v. Citrix, et al. (Case No. 07-16249-03) were filed in the Circuit Court for Broward County, Florida state court against certain of the Company’s current and former directors and officers, and against the Company as a nominal defendant. On August 14, 2007, notices of removal were filed in both cases removing the cases to the US District Court for the Southern District of Florida, where they are currently pending. The complaints in these actions assert, among other things, that certain stock option grants made by the Company were dated and accounted for inappropriately. As with the Sheet Metal Workers’ complaint, the complaints in the Ekas and Crouse actions seek the recovery of monetary damages and other relief for damages allegedly caused to the Company. The Company has moved to have all three cases consolidated. The plaintiffs in the Ekas and Crouse actions have moved to have those cases remanded to Florida state court. Both the consolidation motions and the remand motions are currently pending.

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Neither the purported stockholder derivative actions nor the demand letter described above seeks to recover amounts from the Company.

During the course of the Company’s stock option investigation, it has proactively discussed the results of its investigation with the Staff of the Securities and Exchange Commission. As part of this process, the Company expects to provide the Staff with additional information regarding its restatement and its investigation and will continue to cooperate fully with the Securities and Exchange Commission by responding to any further requests for information.

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

Contingent Liabilities Related to Internal Revenue Code Section 409A

Because virtually all holders of stock options granted by the Company were not involved in or aware of the incorrect pricing of certain options, the Company has taken and intends to take further actions to address certain adverse tax consequences that may be incurred by the holders of such incorrectly priced options. The primary adverse tax consequence is that the re-measured options vesting after December 31, 2004 subject the option holder to a penalty tax under Section 409A of the IRC (and, as applicable, similar excise taxes under state laws). As a result during the first quarter of 2007, the Company has recorded $2.5 million, net of income tax benefits, in liabilities related to the anticipated payment by the Company of payroll and excise taxes on behalf of the Company’s employees for options that were exercised during open tax years under the related statutes.

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

Stock Option Investigation and Related Matters

On November 30, 2006, our Audit Committee commenced a voluntary, independent investigation of our historical stock option granting practices and related accounting during the period from January 1996 through December 2006. In addition to the grants management evaluated as part of the Audit Committee’s investigation, we also evaluated all grants (consisting of two employee new hire grants) in December 1995, which was the month the Company completed its initial public offering, and all grants to non-employee directors. This voluntary investigation was not in response to any governmental investigation, stockholder lawsuit, whistleblower complaint or inquiries from media organizations. Our Annual Report on Form 10-K for the year ended December 31, 2006, which was filed on September 7, 2007, contains a description of the Audit Committee’s investigation, management’s related review, the conclusions of the Audit Committee and management and the restatement of our consolidated balance sheet as of December 31, 2005 and the related consolidated statements of income, stockholders’ equity and comprehensive income and cash flows for the years ended December 31, 2005 and 2004, and each of the quarters in the 2006 and 2005 fiscal years, to reflect additional stock-based compensation expense and related income tax effects for stock option awards granted since December 1995.

Since the beginning of our stock option investigation on November 30, 2006 through September 30, 2007, we have incurred approximately $12.5 million in professional fees in connection with the investigation and related restatements. Of the $12.5 million of expense related to the investigation, we incurred approximately $3.3 million during the three months ended September 30, 2007 and $11.6 million during the nine months ended September 30, 2007.

As a result of our failure to file our periodic reports with the Securities and Exchange Commission, or the SEC, on a timely basis, including our Annual Report on Form 10-K for the year ended December 31, 2006 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2007 and June 30, 2007, and our determination that previously filed financial statements should no longer be relied upon, we voluntarily suspended the exercise of employee stock options beginning on March 14, 2007 through September 7, 2007. As a result, we extended the 90-day post-termination exercise period for certain former employees whose options would have expired during the voluntary suspension to allow for a 30-day period to exercise in-the-money options after we became current with our SEC filings. This modification resulted in a stock-based compensation charge of approximately $3.7 million that was recorded in the third quarter of 2007. We also agreed to extend the exercise period for current employees whose options expired during the voluntary suspension to allow for a 30-day period to exercise in-the-money options after we became current with our SEC filings. This modification resulted in a $0.7 million stock-based compensation charge that was recorded in the third quarter of 2007.

On September 11, 2007, we filed an Offer to Amend on Schedule TO with the SEC and commenced an offer, or the Offer, to amend certain outstanding and restated options that had been granted to employees with exercise prices per share that were less than the fair market value per share used for financial accounting purposes, which options are referred to as discounted options.

The terms of the Offer provided that current employees, who are not Section 16 officers, could elect to have discounted options amended to increase their exercise price per share to be equal to the fair market value used for financial reporting purposes and to receive a cash payment with respect to such amended options equal to the difference between the amended exercise price and the original exercise price of each discounted option, less applicable withholding taxes. As of September 30, 2007, we received elections from eligible employees agreeing to amend and increase to fair value the exercise price with respect to 470,259 discounted options. Under the terms of the Offer, we will make cash payments in January 2008 totaling approximately $1.2 million to the individuals who elected to amend their discounted options. As of September 30, 2007, we recognized incremental stock-based compensation expense of approximately $0.8 million representing the incremental fair value of the options following the modification to increase the exercise price and to settle the difference in cash. In addition, we recorded the remaining portion of the cash payment of $0.4 million as a charge to stockholders’ equity, as the payment represents a cash settlement of a portion of the original award that had been previously expensed. Subsequent to September 30, 2007 and through October 8, 2007, the date on which the offer expired, we received elections from additional eligible employees agreeing to amend and increase to fair value the exercise price with respect to 81,149 options.

Acquisitions

2007 Acquisitions

In January 2007, we acquired all of the issued and outstanding capital stock of Ardence Delaware, Inc., or the Ardence Acquisition, a leading provider of solutions that allow information technology administrators to set up and configure PCs, servers, and Web servers in real time from a centrally managed source. The Ardence Acquisition strengthens our application delivery capabilities with more robust streaming and provisioning technologies and increased security and reliability. The total consideration for the Ardence Acquisition was $52.3 million comprised of cash paid of $50.3 million and acquisition related costs of approximately $2.0 million. As part of the Ardence Acquisition, we assumed approximately 0.1 million non-vested stock-based awards upon the closing of the transaction. Revenues from the acquired products are primarily included in our Product License revenue. The sources of funds for consideration paid in the transaction consisted of available cash and investments. The Ardence Acquisition results of operations have been included in our condensed consolidated results of operations beginning after the date of the completion of the transaction.

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

In August 2007, we entered into an Agreement and Plan of Merger and Reorganization to acquire XenSource, Inc., or XenSource, a privately held leader in enterprise-grade virtual infrastructure solutions. The acquisition will position us in adjacent server and desktop virtualization markets that will allow us to extend our leadership in the broader Application Delivery Infrastructure market by adding key enabling technologies that make the end-to-end computing environment more flexible, dynamic and responsive to business change. The acquisition closed in October 2007 and the total consideration for this transaction is approximately, $328.5 million and is payable in approximately 7.1 million shares of our common stock and $92.5 million in cash. In addition, in connection with the acquisition we will issue approximately 1.3 million unvested shares of our common stock and we will assume approximately 3.3 million stock options each of which will be exercisable for the right to receive one share of our common stock upon vesting. Transaction costs associated with the acquisition are currently estimated at $3.7 million. In addition, we estimate that we will expense approximately $6.8 million in IPR&D upon the closing of the transaction.

The Sevin Rosen Funds, a venture capital firm, is a stockholder in XenSource. Stephen Dow, a member of our Board of Directors, is a general partner of the Sevin Rosen Funds and does not directly hold any interest in XenSource. Although the Sevin Rosen Funds are represented on the Board of Directors of XenSource, Mr. Dow is not a director of XenSource. Our acquisition of XenSource will provide a return to all the partners of the Sevin Rosen Funds, including Mr. Dow. We currently estimate that the potential allocation of XenSource purchase price to Mr. Dow through the general partner entities of the Sevin Rosen Funds related to the acquisition of XenSource is approximately $1.9 million. Mr. Dow has been on our Board of Directors since 1989 and currently owns 262,349 shares of our common stock. Mr. Dow did not attend the meeting at which our Board approved the transaction and recused himself from the vote to approve the transaction. Consistent with our policies and the charter of the Nominating and Corporate Governance Committee of our Board of Directors, the acquisition of XenSource was reviewed and approved by the Nominating and Corporate Governance Committee. There are no material relationships among us and XenSource or any of their respective affiliates or any of the parties to the agreement to acquire XenSource and related agreements, other than in respect of such agreements themselves and as disclosed herein.

2006 Acquisitions

During 2006, we acquired all of the issued and outstanding capital stock of two privately held companies, Reflectent Software, Inc., a provider of solutions to monitor the real-time performance of client-server, web and desktop applications from an end-user perspective, and Orbital Data Corporation, a provider of solutions that optimize the delivery of applications over wide area networks, collectively, the 2006 Acquisitions. The 2006 Acquisitions strengthen our Application Delivery Infrastructure products, which are designed to offer comprehensive solutions across all dimensions of application delivery. The total consideration for the 2006 Acquisitions was $68.0 million comprised of cash paid of $65.1 million and other costs related primarily to estimated direct transaction costs of $2.9 million. As part of the 2006 Acquisitions, we assumed approximately 0.4 million non-vested stock-based awards upon the closing of the transaction. Revenues from the acquired products are primarily included in our Product License revenue and Technical Services revenue. The sources of funds for consideration paid in these transactions consisted of available cash and investments. In connection with the 2006 Acquisitions, we allocated $44.3 million to goodwill, $17.3 million to core and product technology and $3.6 million to other intangible assets. We assigned all of the goodwill to our Americas segment.

Purchase Accounting for Acquisitions

The fair values used in determining the purchase price allocation for certain intangible assets for our acquisitions were based on estimated discounted future cash flows, royalty rates and historical data, among other information. Purchased in-process research and development, or IPR&D, of $1.2 million was expensed in the first quarter of 2007 immediately upon the closing of the Ardence Acquisition in accordance with FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method, due to the fact that it pertained to technology that was not currently technologically feasible, meaning it had not reached the working model stage, did not contain all of the major functions planned for the product, was not ready for initial customer testing and had no alternative future use. The fair value assigned to in-process research and development was determined using the income approach, which includes estimating the revenue and expenses associated with a project’s sales cycle and by estimating the amount of after-tax cash flows attributable to the projects. The future cash flows were discounted to present value utilizing an appropriate risk-adjusted rate of return, which was 22%. The rate of return included a factor that takes into account the uncertainty surrounding the successful development of the IPR&D. In addition, we estimate that we will expense approximately $6.8 million in IPR&D in the fourth quarter of 2007 related to the acquisition of XenSource.

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

In the normal course of business, we do not permit product returns, but we do provide most of our distributors with stock balancing and price protection rights. Stock balancing rights permit distributors to return products to us up to the forty-fifth day of the fiscal quarter, subject to ordering an equal dollar amount of our other products prior to the last day of the same fiscal quarter. Price protection rights require that we grant retroactive price adjustments for inventories of our products held by distributors or resellers if we lower our prices for such products. We establish provisions for estimated returns for stock balancing and price protection rights, as well as other sales allowances, concurrently with the recognition of revenue. The provisions are established based upon consideration of a variety of factors, including, among other things, recent and historical return rates for both specific products and distributors, estimated distributor inventory levels by product, the impact of any new product releases and projected economic conditions. Actual product returns for stock balancing and price protection provisions incurred are, however, dependent upon future events, including the amount of stock balancing activity by our distributors and the level of distributor inventories at the time of any price adjustments. We continually monitor the factors that influence the pricing of our products and distributor inventory levels and make adjustments to these provisions when we believe actual returns and other allowances could differ from established reserves. Our ability to recognize revenue upon shipment to our distributors is predicated on our ability to reliably estimate future stock balancing returns. If actual experience or changes in market condition impairs our ability to estimate returns, we would be required to defer the recognition of revenue until the delivery of the product to the end-user. Allowances for estimated product returns amounted to approximately $1.7 million at September 30, 2007 and December 31, 2006. We have not reduced and have no current plans to reduce our prices for inventory currently held by distributors or resellers. Accordingly, there were no reserves required for price protection at September 30, 2007 and December 31, 2006. We also record reductions to revenue for customer programs and incentive offerings including volume-based incentives, at the time the sale is recorded. If market conditions were to decline, we could take actions to increase our customer incentive offerings, which could result in an incremental reduction to our revenue at the time the incentive is offered.

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

For purposes of determining the expected volatility factor, we considered the implied volatility in two-year market-traded options on our common stock based on third party volatility quotes in accordance with the provisions of Staff Accounting Bulletin, or SAB, No. 107. Our decision to use implied volatility was based upon the availability of actively traded options on our common stock and our assessment that implied volatility is more representative of future stock price trends than historical volatility. The expected term of our options is based on historical employee exercise patterns. We also analyzed our historical pattern of option exercises based on certain demographic characteristics and we determined that there were no meaningful differences in option exercise activity based on the demographic characteristic. The approximate risk free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with remaining terms equivalent to the expected term on our options. We do not intend to pay dividends on our common stock in the foreseeable future and, accordingly, we used a dividend yield of zero in the option pricing model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. All stock-based payment awards, including those with graded vesting schedules, are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. Beginning in 2006, we began issuing non-vested stock units and non-vested stock with performance goals to certain senior members of management. The number of non-vested stock units or non-vested stock underlying each award may be determined based on a range of attainment within defined performance goals. We are required to estimate the attainment that will be achieved related to the defined performance goals and number of non-vested stock units or non-vested stock that will ultimately be awarded in order to recognize compensation expense over the vesting period. If our initial estimates of performance goal attainment change, the related expense may fluctuate from quarter to quarter based on those estimates and if the performance goals are not met, no compensation cost will be recognized and any previously recognized compensation cost will be reversed. As of September 30, 2007, there was $38.8 million of total unrecognized compensation cost related to options, non-vested stock and non-vested stock units. That cost is expected to be recognized over a weighted-average period of 1.65 years.

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

We do not believe that backlog, as of any particular date, is a reliable indicator of future performance. While it is generally our practice to promptly ship our products upon receipt of properly finalized purchase orders, we sometimes have product license orders that have not shipped or have otherwise not met all the required criteria for revenue recognition. Although the amount of such product license orders may vary, the amount, if any, of such product license orders at the end of a particular period has not been material to total revenue recorded during the same period.

Our results of operations are subject to fluctuations in foreign currency exchange rates. In order to minimize the impact on our operating results, we generally initiate our hedging of currency exchange risks up to one year in advance of anticipated foreign currency expenses. As a result of this practice when the dollar is weak, foreign currency denominated expenses will be higher. These higher expenses will be partially offset by the gain in our hedging contracts. If the dollar is strong, foreign currency denominated expenses will be lower. These lower expenses will be partially offset by the loss in our hedging contracts. There is a risk that there will be fluctuations in foreign currency exchange rates beyond the one year timeframe for which we hedge our risk. Due to the generally weaker dollar during the three and nine months ended September 30, 2007 our operating expenses benefited from gains in our hedging programs as compared to the three and nine months ended September 30, 2006.

The following table sets forth our condensed consolidated statements of income data and presentation of that data as a percentage of change from period-to-period (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30, 2007 vs. September 30, 2006	Nine Months Ended September 30, 2007 vs. September 30, 2006
	2007	2006	2007	2006
Revenues:
Product licenses	$140,460	$113,379	$399,114	$345,363	23.9%	15.6%
License updates	124,035	102,854	355,006	296,475	20.6	19.7
Online services	55,744	39,055	154,765	105,821	42.7	46.3
Technical services	29,692	22,563	83,498	65,658	31.6	27.2

Total net revenues	349,931	277,851	992,383	813,317	25.9	22.0

Cost of revenues:
Cost of license revenues	12,427	8,201	30,568	22,948	51.5	33.2
Cost of services revenues	16,710	11,486	46,963	33,523	45.5	40.1
Amortization of product related intangible assets	6,869	4,657	19,753	14,243	47.5	38.7

Total cost of revenues	36,006	24,344	97,284	70,714	47.9	37.6

Gross margin	313,925	253,507	895,099	742,603	23.8	20.5

Operating expenses:
Research and development	49,332	40,104	143,643	113,069	23.0	27.0
Sales, marketing and support	146,031	118,904	417,056	346,634	22.8	20.3
General and administrative	54,638	44,072	168,513	125,976	24.0	33.8
Amortization of other intangible assets	3,940	4,360	11,738	12,542	(9.6)	(6.4)
In-process research and development	—	1,000	1,200	1,000	(100.0)	20.0

Total operating expenses	253,941	208,440	742,150	599,221	21.8	23.9

Income from operations	59,984	45,067	152,949	143,382	33.1	6.7
Interest income	13,672	12,525	37,548	30,429	9.2	23.4
Interest expense	(254)	(137)	(576)	(772)	85.4	(25.4)
Other income (expense), net	43	(373)	335	(933)	(111.5)	(135.9)

Income before income taxes	73,445	57,082	190,256	172,106	28.7	10.5
Income taxes	12,750	13,422	38,538	42,012	(5.0)	(8.3)

Net income	$60,695	$43,660	$151,718	$130,094	39.0%	16.6%

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

	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30, 2007 vs. September 30, 2006	Nine Months Ended September 30, 2007 vs. September 30, 2006
	2007	2006	2007	2006
	(In thousands)
Product licenses	$140,460	$113,379	$399,114	$345,363	$27,081	$53,751
License updates	124,035	102,854	355,006	296,475	21,181	58,531
Online Services	55,744	39,055	154,765	105,821	16,689	48,944
Technical Services	29,692	22,563	83,498	65,658	7,129	17,840

Total net revenues	$349,931	$277,851	$992,383	$813,317	$72,080	$179,066

Product Licenses

Product License revenue increased for the three months ended September 30, 2007 compared to the three months ended September 30, 2006 primarily due to increases in sales of our Application Virtualization products, primarily Presentation Server, and our Application Networking products, primarily NetScaler products. Product license revenue increased for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 primarily due to increases in sales of our Application Virtualization products, primarily Presentation Server, an increase in sales of our Application Networking products, primarily our NetScaler and WanScaler products, and to a lesser extent, sales of our newly acquired Ardence products. During 2007, we expect Product License revenue to increase overall primarily due to expected growth from sales of our Application Virtualization products, increased sales of our Application Networking products and our newer products primarily from our acquisitions in 2007 and 2006.

License Updates

License Updates revenue increased for the three months ended September 30, 2007 compared to the three months ended September 30, 2006 and for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 primarily due to a larger base of subscribers and increasing renewals related to our Subscription Advantage program. We anticipate that License Updates revenue will increase for the remainder of 2007 as we continue to grow our installed customer base on the Subscription Advantage program.

Online Services

Online Services revenue increased for the three months ended September 30, 2007 compared to the three months ended September 30, 2006 and for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 primarily due to increased customer adoptions and renewals of existing customer contracts of all of our Citrix Online Division’s products. Online Services revenues are expected to increase for the remainder of 2007 across all products.

Technical Services

Technical Services revenue increased for the three months ended September 30, 2007 compared to the three months ended September 30, 2006 and for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 primarily due to increases in sales of services related to our Application Networking products and, to a lesser extent, increases in sales of support services related to sales of our Application Virtualization products.

Deferred Revenue

Deferred revenues increased approximately $39.2 million as compared to December 31, 2006. This increase was due primarily to increased renewals of our Subscription Advantage program and to a lesser extent an increase in sales of our Citrix Online Division’s products. We expect deferred revenue to continue to increase for the remainder of 2007.

International Revenues

International revenues (sales outside of the United States) accounted for approximately 43.6% of net revenues for the three months ended September 30, 2007 and 45.6% of net revenues for the three months ended September 30, 2006 and 43.8% for the nine months ended September 30, 2007 and 47.2% for the nine months ended September 30, 2006. The decrease in the contribution from our international revenues for the periods presented is primarily due to increased sales of our Online Services products and our newer products in the United States. For detailed information on international revenues, please refer to Note 7 to our condensed consolidated financial statements.

Segment Revenues

An analysis of our reportable segment net revenue is presented below (in thousands):

					Increase for the
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30, 2007 vs. September 30, 2006	Nine Months Ended September 30, 2007 vs. September 30, 2006
	2007	2006	2007	2006
Americas (1)	$155,240	$124,875	$442,891	$360,475	24.3%	22.9%
EMEA (2)	108,709	90,868	310,801	279,601	19.6	11.2
Asia-Pacific	30,238	23,053	83,926	67,420	31.2	24.5
Citrix Online Division	55,744	39,055	154,765	105,821	42.7	46.3

Net revenues	$349,931	$277,851	$992,383	$813,317	25.9%	22.0%

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

Cost of Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30, 2007 vs. September 30, 2006	Nine Months Ended September 30, 2007 vs. September 30, 2006
	2007	2006	2007	2006
	(In thousands)
Cost of license revenues	$12,427	$8,201	$30,568	$22,948	$4,226	$7,620
Cost of services revenues	16,710	11,486	46,963	33,523	5,224	13,440
Amortization of product related intangible assets	6,869	4,657	19,753	14,243	2,212	5,510

Total cost of revenues	$36,006	$24,344	$97,284	$70,714	$11,662	$26,570

Cost of revenues consisted primarily of compensation cost and other personnel-related costs of providing services, the amortization of product related technology, costs of hardware, as well as costs of product media and duplication, manuals, packaging materials, shipping expense, service capacity costs and royalties. Cost of license revenues increased for the three months ended September 30, 2007 compared to the three months ended September 30, 2006 and for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 primarily due to increased sales of our of Application Networking products, which contain hardware components that have a higher cost of revenues than our other products. Cost of services revenues increased for the three months ended September 30, 2007 compared to the three months ended September 30, 2006 and for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 primarily due increased sales of our Citrix Online Division’s products and an increase in support related to our Application Virtualization and our Application Networking products. Amortization of core and product technology increased for the three months ended September 30, 2007 compared to the three months ended September 30, 2006 and for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 primarily due to increased amortization expense related to core and product technology acquired in our acquisitions. For more information regarding the acquisitions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Acquisitions” and Note 4 to our condensed consolidated financial statements.

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

Gross Margin

Gross margin as a percent of revenue was 89.7% for the three months ended September 30, 2007 and 91.2% for the three months ended September 30, 2006 and 90.2% for the nine months ended September 30, 2007 and 91.3% for the nine months ended September 30, 2006. The decrease in gross margin as a percentage of net revenue for the three months ended September 30, 2007 compared to the three months ended September 30, 2006 and the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 was primarily due to the increases in cost of revenues as discussed above. We expect our gross margin to decrease when compared to 2006 levels during the remainder of 2007 due to the factors previously discussed.

Research and Development Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30, 2007 vs. September 30, 2006	Nine Months Ended September 30, 2007 vs. September 30, 2006
	2007	2006	2007	2006
	(In thousands)
Research and development	$49,332	$40,104	$143,643	$113,069	$9,228	$30,574

Research and development expenses consisted primarily of personnel-related costs. We expensed substantially all development costs included in our research and development of our products and enhancements to existing products as incurred except for certain core technologies with an alternative future use. Research and development expenses increased for the three months ended September 30, 2007 compared to the three months ended September 30, 2006 and increased for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 primarily due to increased staffing and personnel related costs due to our continuing investment in our business and costs related to our acquisitions. We expect research and development expenses to increase for the remainder of 2007 when compared to 2006 levels due to our acquisition of XenSource, the full period impact of our 2006 Acquisitions and the acquisition of Ardence and our continued investments in our business including the hiring of personnel. For more information regarding our acquisitions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Acquisitions” and Note 4 to our condensed consolidated financial statements.

Sales, Marketing and Support Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30, 2007 vs. September 30, 2006	Nine Months Ended September 30, 2007 vs. September 30, 2006
	2007	2006	2007	2006
	(In thousands)
Sales, marketing and support	$146,031	$118,904	$417,056	$346,634	$27,127	$70,422

Sales, marketing and support expenses consisted primarily of personnel-related costs, including sales commissions, and the costs of marketing programs aimed at increasing revenue, such as advertising, trade shows, public relations and other market development programs. Sales, marketing and support expenses increased for the three months ended September 30, 2007 compared to the three months ended September 30, 2006 primarily due to an increase in headcount and the associated increase in salaries, commissions and other variable compensation and employee related expenses and an increase in marketing programs. Sales, marketing and support expenses increased for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 primarily due to an increase in headcount and the associated increase in salaries, commissions and other variable compensation and employee related expenses, an increase in costs related to our acquisitions and to a lesser extent an increase in marketing programs. We expect sales, marketing and support expenses to increase for the remainder of 2007 when compared to 2006 levels due to our acquisition of XenSource, the full period impact of our 2006 Acquisitions and the acquisition of Ardence and increased compensation costs as we continue to make investments in our business and hire personnel. For more information regarding our acquisitions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Acquisitions” and Note 4 to our condensed consolidated financial statements.

General and Administrative Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30, 2007 vs. September 30, 2006	Nine Months Ended September 30, 2007 vs. September 30, 2006
	2007	2006	2007	2006
	(In thousands)
General and administrative	$54,638	$44,072	$168,513	$125,976	$10,566	$42,537

General and administrative expenses consisted primarily of personnel-related costs, costs related to outside consultants assisting with regulatory compliance and information systems, as well as auditing and legal fees. General and administrative expenses increased for the three months ended September 30, 2007 compared to the three months ended September 30, 2006 and for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 primarily due to increases in professional fees primarily related to the voluntary investigation of our historical stock option granting practices and the associated restatements of our prior consolidated financial statements and an increase due to increased staffing and personnel related costs due to our continuing investment in our business. In addition, general and administrative expenses increased for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 due to an increase in costs related to our acquisitions. We expect general and administrative expenses to increase for the remainder of 2007 when compared to 2006 levels primarily due to our acquisition of XenSource and the full period impact of costs related to our 2006 Acquisitions and our acquisition of Ardence. For more information regarding our acquisitions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Acquisitions” and Note 4 to our condensed consolidated financial statements.

Amortization of Other Intangible Assets

	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30, 2007 vs. September 30, 2006	Nine Months Ended September 30, 2007 vs. September 30, 2006
	2007	2006	2007	2006
	(In thousands)
Amortization of other intangible assets	$3,940	$4,360	$11,738	$12,542	$(420)	$(804)

Amortization of other intangible assets remained relatively constant when comparing the three months ended September 30, 2007 to the three months ended September 30, 2006 and the nine months ended September 30, 2007 to the nine months ended September 30, 2006. As of September 30, 2007, we had unamortized other identified intangible assets with estimable useful lives in the net amount of $38.3 million. We expect amortization of other intangible assets to increase for the remainder of 2007 when compared to 2006 levels due to the acquisition of XenSource. For more information regarding our acquisitions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Acquisitions” and Note 4 to our condensed consolidated financial statements.

In-process Research and Development

	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30, 2007 vs. September 30, 2006	Nine Months Ended September 30, 2007 vs. September 30, 2006
	2007	2006	2007	2006
	(In thousands)
In-process research and development	$—	$1,000	$1,200	$1,000	$(1,000)	$200

In January 2007, we acquired Ardence and $1.2 million of the purchase price was allocated to IPR&D. In August 2006, we acquired Orbital Data Corporation, and $1.0 million of the purchase price was allocated to IPR&D. At the time of completion of the acquisitions, the amount allocated to IPR&D in the acquisitions had not yet reached technological feasibility, had no alternative future use and was written off at the date of the acquisitions in accordance with Financial Accounting Standards Board Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method. In addition, we estimate that we will expense approximately $6.8 million in IPR&D in the fourth quarter of 2007 related to the acquisition of XenSource. For more information regarding our acquisitions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Acquisitions” and Note 4 to our condensed consolidated financial statements.

The fair value assigned to IPR&D was based on valuations prepared using methodologies and valuation techniques consistent with those used by independent appraisers. All fair values were determined using the excess earnings method, which includes estimating the revenue and expenses associated with a project’s sales cycle and by estimating the amount of after-tax cash flows attributable to the projects. The future cash flows were discounted to present value utilizing an appropriate risk-adjusted rate of return ranging from 20% to 22%. The rate of return included a factor that takes into account the uncertainty surrounding the successful development of the IPR&D.

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

Interest Income

	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30, 2007 vs. September 30, 2006	Nine Months Ended September 30, 2007 vs. September 30, 2006
	2007	2006	2007	2006
	(In thousands)
Interest income	$13,672	$12,525	$37,548	$30,429	$1,147	$7,119

Interest income increased for the three months ended September 30, 2007 compared to the three months ended September 30, 2006 and for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 due to higher average cash, cash equivalent and investment balances that resulted primarily from cash provided by our operating activities and reduced spending on our stock repurchase programs during the year due to our stock option investigation partially offset by cash paid for our acquisitions and licensing agreements and purchases of property and equipment. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Interest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30, 2007 vs. September 30, 2006	Nine Months Ended September 30, 2007 vs. September 30, 2006
	2007	2006	2007	2006
	(In thousands)
Interest expense	$(254)	$(137)	$(576)	$(772)	$(117)	$196

Interest expense remained relatively constant when comparing the three months ended September 30, 2007 compared to the three months ended September 30, 2006 and for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Note 6 to our condensed consolidated financial statements.

Other Income (Expense), Net

	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30, 2007 vs. September 30, 2006	Nine Months Ended September 30, 2007 vs. September 30, 2006
	2007	2006	2007	2006
	(In thousands)
Other income (expense), net	$43	$(373)	$335	$(933)	$416	$1,268

Other income (expense), net is primarily comprised of remeasurement of foreign currency transaction gains (losses) and realized gains (losses) on the sale of available-for-sale investments. Other income (expense), net during the three months ended September 30, 2007 compared to the three months ended September 30, 2006 remained relatively constant. The increase in other income (expense), net during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 was due primarily to an increase in gains related to our foreign currency transactions.

Income Taxes

On January 1, 2007, we adopted the provisions of FASB Interpretation, or FIN, No. 48, Accounting for Uncertainty in Income Taxes. As a result of the implementation of FIN No. 48, we recognized an approximate $12.4 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. As of September 30, 2007, our net unrecognized tax benefits totaled approximately $37.7 million which included an increase of approximately $0.2 million for the three months ended September 30, 2007 and $0.9 million for the nine months ended September 30, 2007. Included in the balance at September 30, 2007, are approximately $0.3 million of tax positions which would not affect the annual effective tax rate. Additionally, we have approximately $0.2 million of accrued interest on tax positions.

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

We are required to estimate our income taxes in each of the jurisdictions in which we operate as part of the process of preparing our consolidated financial statements. At September 30, 2007, we have approximately $105.6 million in current and long-term deferred tax assets. SFAS No. 109, Accounting for Income Taxes, requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We review deferred tax assets periodically for recoverability and make estimates and judgments regarding the expected geographic sources of taxable income, gains from investments, as well as tax planning strategies in assessing the need for a valuation allowance.

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

We maintain certain operational and administrative processes in overseas subsidiaries and its foreign earnings are taxed at lower foreign tax rates. We do not expect to remit earnings from our foreign subsidiaries. Our effective tax rate was approximately 17.4% for the three months ended September 30, 2007 and 23.5% for the three months ended September 30, 2006, and 20.3% for the nine months ended September 30, 2007 and 24.4% for the nine months ended September 30, 2006, respectively. The decrease in the tax rate when comparing the three and nine months ended September 30, 2007 to the three and nine months ended September 30, 2006 is due to various factors including an increase in taxable income in geographic areas that are taxed at a lower rate and a decrease in tax expense related to SFAS No. 123R.

Liquidity and Capital Resources

During the nine months ended September 30, 2007, we generated positive operating cash flows of $312.0 million. These cash flows related primarily to net income of $151.7 million, adjusted for, among other things, non-cash charges, including depreciation and amortization expenses of $59.2 million, stock-based compensation expense of $40.6 million and the tax effect of stock-based compensation of $7.9 million. Also attributed to these cash inflows is an aggregate increase in cash flow from our operating assets and liabilities of $50.0 million, net of the effects from our acquisitions. These cash inflows are partially offset by an operating cash outflow of $8.1 million related to the excess tax benefit from the exercise of stock options. Our investing activities used $295.0 million of cash consisting primarily of purchases, net of proceeds, from maturities and sales of investments of $171.0 million, $66.1 million used in our acquisitions and the expenditure of $55.1 million for the purchase of property and equipment. Our financing activities used cash of $2.6 million primarily related to the net expenditure of $60.0 million for our structured stock repurchase programs and by payments of $8.0 million on debt assumed in the Ardence Acquisition, partially offset by proceeds received from the issuance of common stock under our employee stock-based compensation plans of $57.3 million and $8.1 million related to the excess tax benefit from the exercise of stock options.

During the nine months ended September 30, 2006, we generated positive operating cash flows of $231.4 million. These cash flows related primarily to net income of $130.1 million, adjusted for, among other things, non-cash charges, including depreciation and amortization expenses of $46.3 million, the tax effect of stock-based compensation of $44.7 million, stock-based compensation expense of $45.5 million. These cash inflows also include an aggregate increase in cash flow from our operating assets and liabilities of $2.1 million, net of effects from our acquisitions. These cash inflows are partially offset by an operating cash outflow of $44.8 million related to the excess tax benefit from the exercise of stock options. Our investing activities used $545.6 million of cash consisting primarily of purchases, net of proceeds, from maturities and sales of investments of $449.1 million, $61.0 million used in our acquisitions and the expenditure of $35.5 million for property and equipment. Our financing activities provided cash of $46.7 million related primarily to proceeds received from the issuance of common stock under our employee stock-based compensation plans of $219.0 million, excess tax benefits from the exercise of stock-based awards of $44.8 million partially offset by the expenditure of $182.2 million for our stock repurchase programs and the payment of $34.9 million on our term loan facility.

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

Cash, Cash Equivalents and Investments

	September 30, 2007	December 31, 2006	2007 Compared to 2006
	(In thousands)
Cash, cash equivalents and investments	$928,751	$743,381	$185,370

The increase in cash, cash equivalents and investments when comparing September 30, 2007 to December 31, 2006, is primarily due to cash from operations and proceeds received from the issuance of common stock under our employee stock-based compensation plans. In addition, cash, cash equivalents and investments also increased due to the suspension of our stock repurchase program during our stock option investigation. These increases are partially offset by cash paid for acquisitions and capital expenditures. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Acquisitions” and “– Liquidity and Capital Resources” and Notes 4 and 11 to our condensed consolidated financial statements. We generally invest our cash and cash equivalents in investment grade, highly liquid securities to allow for flexibility in the event of immediate cash needs. Our short-term and long-term investments primarily consist of interest-bearing securities.

Restricted Cash Equivalents and Investments

	September 30, 2007	December 31, 2006	2007 Compared to 2006
	(In thousands)
Restricted cash equivalents and investments	$63,709	$63,815	$(106)

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

Accounts Receivable, Net

	September 30, 2007	December 31, 2006	2007 Compared to 2006
	(In thousands)
Accounts receivable, net	$190,536	$204,974	$(14,438)

The decrease in accounts receivable when comparing September 30, 2007 to December 31, 2006 was primarily due to lower sales in the last month of the third quarter of 2007 as compared to the last month of the fourth quarter of 2006. Historically, fourth quarter sales in any year is typically higher than the sales in the first three quarters of the subsequent year. Our allowance for returns was $1.7 million at September 30, 2007 and December 31, 2006. The activity in our allowance for returns was comprised of $2.9 million in credits issued for stock balancing rights during 2007 partially offset by $2.9 million of provisions for returns recorded in 2007. The activity in our allowance for doubtful accounts was comprised of $1.7 million of uncollectible accounts written off, net of recoveries, partially offset by an additional $1.6 million of additional provisions for doubtful accounts. From time to time, we could maintain individually significant accounts receivable balances from our distributors or customers, which are comprised of large business enterprises, governments and small and medium-sized businesses. If the financial condition of our distributors or customers deteriorates, our operating results could be adversely affected. At September 30, 2007 and December 31, 2006, no distributor or customer accounted for more than 10% of our accounts receivable.

Credit Facility and Term Loan

Effective on August 9, 2005, we entered into the Credit Facility with a group of financial institutions, or the Lenders. Effective September 27, 2006, we entered into an amendment and restatement of our Credit Facility, or the Amendment. The Amendment decreased the overall range of interest we will pay on amounts outstanding on the Credit Facility and lowered the facility fee. In addition, the Amendment extended the term of the Credit Facility. The Credit Facility, as amended, currently provides for a revolving line of credit that will expire on September 27, 2011 in the aggregate amount of $100.0 million, subject to continued covenant compliance. The Credit Facility, as amended, allows us to increase the revolving credit commitment up to a maximum aggregate revolving credit commitment of $175.0 million. A portion of the revolving line of credit (i) in the aggregate amount of $25.0 million may be available for issuances of letters of credit and (ii) in the aggregate amount of $15.0 million may be available for swing line loans. The Credit Facility, as amended, currently bears interest at the London Interbank Offered Rate, or LIBOR, plus 0.32% and adjusts in the future in the range of 0.32% to 0.80% above LIBOR based on the level of our total debt and our adjusted earnings before interest, taxes, depreciation and amortization, or EBITDA. In addition, we are required to pay an annual facility fee ranging from 0.08% to 0.20% based on the aggregate amount available under the Credit Facility, as amended, and the level of our total debt and adjusted EBITDA. At September 30, 2007, no funds were borrowed or outstanding under the Credit Facility, as amended.

Effective on August 9, 2005, we entered into a term loan facility, or the Term Loan, with the Lenders. The Term Loan provided for an eighteen-month single-draw term loan facility in the aggregate amount of $100.0 million. The Term Loan’s interest rate was LIBOR plus 0.5% and adjusted in the range of 0.5% to 1.25% above LIBOR based on the level of our total debt and adjusted EBITDA. In addition, we were required to pay an annual facility fee ranging from 0.125% to 0.25% based on the aggregate amount of the Term Loan and the level of our total debt and adjusted EBITDA. For more information related to our debt see Note 6 of our condensed consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations.” In February 2006, we repaid the remaining $31.0 million outstanding under the Term Loan in full.

Stock Repurchase Program

Our Board of Directors has authorized an ongoing stock repurchase program with a total repurchase authority granted to us of $1.5 billion. We may use the approved dollar authority to repurchase stock at any time until the approved amounts are exhausted. The objective of our stock repurchase program is to improve stockholders’ return. At September 30, 2007, approximately $233.4 million was available to repurchase shares of our common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. A significant portion of the funds used to repurchase stock has been funded by proceeds from employee stock option exercises and the related tax benefits.

We are authorized to make purchases of our common stock using general corporate funds. During 2007 and 2006, we entered into structured stock repurchase arrangements with large financial institutions using general corporate funds as part of our stock repurchase program in order to lower the average cost to acquire shares. These programs include terms that require us to make up-front payments to the counterparty financial institution and result in the receipt of stock during or at the end of the term of the agreement or the receipt of either stock or cash at the maturity of the agreement, depending on market conditions. We did not enter into any structured stock repurchase agreements or repurchase any shares of outstanding common stock during our voluntary investigation of our historical stock option granting practices and related accounting.

We made up-front payments of $100.0 million to certain financial institutions related to our structured repurchase agreements during the three months and nine months ended September 30, 2007 that expire on various dates through September 2008. In addition, during the nine months ended September 30, 2007, we received cash and premiums of approximately $40.0 million from prepaid programs that expired. We made up-front payments to certain financial institutions under our structured stock repurchase agreements of approximately $49.6 million during the three months ended September 30, 2006 and $119.8 million during the nine months ended September 30, 2006. In addition, during the nine months ended September 30, 2006 we received cash and premiums from prepaid programs that expired of approximately $41.8 million. We did not take delivery of any shares related to our structured repurchase agreements during the three and nine months ended September 30, 2007. During the three months ended September 30, 2006 we took delivery of 985,858 shares at an average price of $35.88 and during the nine months ended September 30, 2006 we took delivery of 2,612,435 shares at an average price of $31.73 under our structured repurchase agreements. Due to the fact that the total shares to be received under structured repurchase arrangements is not determinable until the contracts mature, the above price per share amounts exclude the remaining shares to be received subject to these agreements.

We did not make any open market purchases of our stock during the three and nine months ended September 30, 2007. During the three months ended September 30, 2006, we expended approximately $94.3 million on open market purchases and repurchased 3,015,419 shares of outstanding common stock at an average price of $31.28 and during the nine months ended September 30, 2006 we expended approximately $104.2 million on open market purchases and repurchased 3,337,919 shares of our outstanding common stock at an average price of $31.23. As of September 30, 2007, we have $100.0 million remaining in prepaid notional amounts under our structured stock repurchase agreements, which expire on various dates through September 2008.

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

The synthetic lease includes certain financial covenants including a requirement for us to maintain a restricted cash, cash equivalent or investment balance of approximately $62.8 million as collateral, which is classified as restricted cash equivalents and investments in our accompanying consolidated balance sheets. We maintain the ability to manage the composition of restricted investments within certain limits and to withdraw and use excess investment earnings from the pledged collateral for operating purposes. Additionally, we must maintain a minimum net cash and investment balance of $100.0 million, excluding our collateralized investments, equity investments and outstanding debt as of the end of each fiscal quarter. As of September 30, 2007, we had approximately $826.5 million in cash and investments in excess of this required level. The synthetic lease includes non-financial covenants, including the maintenance of the property and adequate insurance, prompt delivery of financial statements to the administrative agent of the lessor and prompt payment of taxes associated with the property. As of September 30, 2007, we were in compliance with all material provisions of the arrangement.

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

Office Leases

During 2002 and 2001, we took actions to consolidate certain of our offices, including the exit of certain leased office space and the abandonment of certain leasehold improvements. Lease obligations related to the remaining existing operating lease continue to 2018 with a total remaining obligation at September 30, 2007 of approximately $8.6 million, of which $1.7 million was accrued as of September 30, 2007, and is reflected in accrued expenses and other liabilities in our consolidated financial statements. In calculating this accrual, we made estimates, based on market information, including the estimated vacancy periods and sublease rates and opportunities. We periodically re-evaluate our estimates; and if actual circumstances prove to be materially worse than management has estimated, the total charges for these vacant facilities could be significantly higher.

Contingent Liabilities Related to Internal Revenue Code Section 409A

Because virtually all holders of stock options granted by us were not involved in or aware of the incorrect pricing of certain options, we have taken and intend to take further actions to address certain adverse tax consequences that may be incurred by the holders of such incorrectly priced options. The primary adverse tax consequence is that the re-measured options vesting after December 31, 2004 subject the option holder to a penalty tax under Section 409A of the IRC (and, as applicable, similar excise taxes under state laws). As a result during the first quarter of 2007, we recorded $2.5 million, net of income tax benefits, in liabilities related to the anticipated payment by us of payroll and excise taxes on behalf of our employees for options that were exercised during open tax years under the related statutes.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes with respect to the information appearing in Part II, Item 7A., “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2007, our management, with the participation of our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that, as of September 30, 2007, the Company’s disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In July 2007, two additional purported stockholder derivative actions entitled Ekas v. Citrix, et al. (Case No. 07-16114-11) and Crouse v. Citrix, et al. (Case No. 07-16249-03) were filed in the Circuit Court for Broward County, Florida state court against certain of our current and former directors and officers, and against us as a nominal defendant. On August 14, 2007, notices of removal were filed in both cases removing the cases to the US District Court for the Southern District of Florida, where they are currently pending. The complaints in these actions assert, among other things, that certain stock option grants made by us were dated and accounted for inappropriately. As with the Sheet Metal Workers’ complaint, the complaints in the Ekas and Crouse actions seek the recovery of monetary damages and other relief for damages allegedly caused to us. We have moved to have all three cases consolidated. The plaintiffs in the Ekas and Crouse actions have moved to have those cases remanded to Florida state court. Both the consolidation motions and the remand motions are currently pending.

Neither the purported stockholder derivative actions nor the demand letter described above seeks to recover amounts from us.

During the course of our stock option investigation, we have proactively discussed the results of our investigation with the Staff of the Securities and Exchange Commission. As part of this process, we expect to provide the Staff with additional information regarding our restatement and our investigation and will continue to cooperate fully with the Securities and Exchange Commission by responding to any further requests for information.

In addition, we are a defendant in various litigation matters generally arising out of the normal course of business. Although it is difficult to predict the ultimate outcome of these cases, we believe that the ultimate outcome will not materially affect our business, financial position, results of operations or cash flows.

ITEM 1A.  RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Part 1, Item 1A., “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2006, which was filed with the Securities and Exchange Commission on September 7, 2007, other than the addition of a risk factor associated with the technology we acquired in connection with our acquisition of XenSource in October 2007. This new risk factor is set forth immediately below.

The virtualization products and services we acquired in connection with our acquisition of XenSource are based on an emerging technology, and therefore the potential market for this line of products and services remains uncertain.

We acquired XenSource in October 2007 to enter the server and desktop virtualization markets. The virtualization products and services that we acquired as part of our this acquisition are based on an emerging technology platform the success of which will depend on organizations and customers perceiving technological and operational benefits and cost savings associated with adopting server and desktop virtualization solutions. The limited operating history of XenSource prior to our acquisition and the relatively limited extent to which server and desktop virtualization solutions have been adopted may make it difficult to evaluate this technology’s impact on our business because the potential market for these products and services remains uncertain. To the extent that the server and desktop virtualization market develops more slowly or less comprehensively than we expect, the revenue growth associated with virtualization products and services may be slower than currently expected, which could adversely affect our business, results of operations and financial condition.

In addition, for convenience, our other updated risk factors are included below in this Item 1A.

Matters relating to or arising out of our historical stock option granting practices, including regulatory inquiries or proceedings, litigation matters and potential additional cash and non-cash charges, could have a material adverse effect on us.

As described in the Explanatory Note to our Annual Report on Form 10-K for the year ended December 31, 2006, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 2 to our consolidated financial statements included therein, in the fourth quarter of 2006, the Audit Committee of our Board of Directors commenced a voluntary independent investigation of certain of our stock option granting practices and the related accounting during the period from January 1996 through December 2006. In addition to the grants management evaluated as part of the Audit Committee’s investigation, we also evaluated all grants (consisting of two employee new hire grants) in December 1995, which was the month the Company completed its initial public offering, and all grants to non-employee directors. This investigation was conducted by the Audit Committee with the assistance of independent outside legal counsel and outside forensic accounting consultants. The Audit Committee and management completed its investigation in the second quarter of 2007. Based on the facts obtained in connection with the Audit Committee’s and management’s review, we have concluded that stock options granted during the period from December 1995 to March 2005, were accounted for using incorrect measurement dates, which required a restatement of our previously filed financial statements.

To date, we have incurred significant expenses related to legal, accounting, tax and other professional services in connection with the investigation of our historical stock option granting practices and the related restatements, and may incur significant expenses in the future with respect to such matters, including as a result of regulatory inquiries or proceedings, litigation matters or additional cash and non-cash charges. For example, as described in Part II, Item 1., “Legal Proceedings,” purported stockholder derivative actions have been filed relating to certain of our historical stock option grants and we have received an informal inquiry from the SEC requesting information related to our stock option investigation. Even if resolved favorably, these matters may be time-consuming, expensive and disruptive to normal business operations, and the impact and outcomes of current or future regulatory proceedings or litigation matters are difficult to predict and could have a material adverse effect on our business, results of operations and financial condition.

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

Our current competitors in these markets include Adobe Systems, Inc., Cisco Systems, Inc, EMC Corporation, F5 Networks, Inc., Hewlett-Packard Company, IBM Corporation, Juniper Networks, Inc., Microsoft Corporation, Oracle Corporation, Riverbed Technology, Inc., Sun Microsystems, Inc., VMware, Inc. and Virtual Iron Software, Inc.

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

We acquired XenSource with the expectation that the acquisition will result in various benefits including, among other things, enhanced revenue and profits, greater market presence and development, and enhancements to our product portfolio and customer base. We expect that the acquisition will move us into adjacent server and desktop virtualization markets that will allow us to extend our leadership in the broader Application Delivery Infrastructure market by adding key enabling technologies that make the end-to-end computing environment more flexible, dynamic and responsive to business change. We may not realize any of these benefits.

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

We have a significant amount of goodwill and other intangible assets, such as product and core technology, related to our acquisitions. We expect to record significant additional goodwill and other intangible asset amounts in connection with the acquisition of XenSource. We do not amortize goodwill and intangible assets that are deemed to have indefinite lives. However, we do amortize certain product and core technologies, trademarks, patents and other intangibles. We periodically evaluate our intangible assets, including goodwill, for impairment at the reporting unit level (operating segment). As of September 30, 2007, we had $675.3 million of goodwill, of which approximately $44.3 million of goodwill was recorded in connection with our 2006 Acquisitions and $43.8 million of goodwill was recorded in connection with our Ardence Acquisition. We review for impairment annually, or sooner if events or changes in circumstances indicate that the carrying amount could exceed fair value. Fair values are based on discounted cash flows using a discount rate determined by our management to be consistent with industry discount rates and the risks inherent in our current business model. Due to uncertain market conditions and potential changes in our strategy and product portfolio, it is possible that the forecasts we use to support our goodwill and other intangible assets could change in the future, which could result in non-cash charges that would adversely affect our results of operations and financial condition.

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

We recorded approximately $131.2 million of goodwill and intangible assets in connection with our 2006 Acquisitions and our Ardence Acquisition. If the actual revenues and operating profit attributable to acquired intangible assets are less than the projections we used to initially value these intangible assets when we acquired them, then these intangible assets may be deemed to be impaired. If we determine that any of the goodwill or other intangible assets associated with our recent acquisitions are impaired, then we would be required to reduce the value of those assets or to write them off completely by taking a related charge to earnings. If we are required to write down or write off all or a portion of those assets, or if financial analysts or investors believe we may need to take such action in the future, our stock price and operating results could be materially adversely affected.

At September 30, 2007, we had $144.0 million, net, of unamortized identified intangibles, which include core and product technology we purchased in acquisitions or under third party licenses. We currently market the technologies acquired in our acquisitions through our Citrix Online Division products, Application Networking products, Advanced Solutions products and Management Systems products. However, our channel distributors and entities with which we have technology relationships, customers or prospective customers may not purchase or widely accept our new appliances and continue to accept our Citrix Online Division products. If we fail to complete the development of our anticipated future product and service offerings, including product offerings acquired through our acquisitions, if we fail to complete them in a timely manner, or if we are unsuccessful in selling any new lines of products, appliances and services, we could determine that the value of the purchased technology is impaired in whole or in part and take a charge to earnings. We could also incur additional charges in later periods to reflect costs associated with completing those projects that could not be completed in a timely manner. An impairment charge could have a material adverse effect on our results of operations. If the actual revenues and operating profit attributable to acquired product and core technologies are less than the projections we used to initially value product and core technologies when we acquired it, such intangible assets may be deemed to be impaired. If we determine that any of our intangible assets are impaired, we would be required to take a related charge to earnings that could have a material adverse effect on our results of operations.

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

We conduct significant sales and customer support, development and engineering operations in countries outside of the United States including, as a result of our acquisition of NetScaler, product development in Bangalore, India. During the three months ended September 30, 2007, we derived approximately 43.6% of our revenues from sales outside the United States. Our continued growth and profitability could require us to further expand our international operations. To successfully expand international sales, we must establish additional foreign operations, hire additional personnel and recruit additional international resellers. Our international operations are subject to a variety of risks, which could cause fluctuations in the results of our international operations. These risks include:

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

Our results of operations are also subject to fluctuations in foreign currency exchange rates. In order to minimize the impact on our operating results, we generally initiate our hedging of currency exchange risks one year in advance of anticipated foreign currency expenses. When the dollar is weak, foreign currency denominated expenses will be higher. As a result of our hedging practice these higher expenses will be partially offset by the gain in our hedging contracts. If the dollar is strong, foreign currency denominated expenses will be lower. These lower expenses will in turn be partially offset by the loss in our hedging contracts. There is a risk that there will be fluctuations in foreign currency exchange rates beyond the one year timeframe for which we hedge our risk. Due to the generally weaker dollar in the third quarter of 2007, our operating expenses benefited from gains in our hedging programs as compared to the third quarter of 2006.

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

General economic and market conditions, and other factors outside our control including significant natural disasters, terrorist attacks or military actions, could adversely affect our business and impair the value of our investments. Any downturn in general economic conditions could result in a reduction in demand for our products and services and could harm our business. These conditions make it difficult for us, and our customers, to accurately forecast and plan future business activities and could have a material adverse effect on our business, financial condition and results of operations. In addition, an economic downturn could result in an impairment in the value of our investments requiring us to record losses related to such investments. Impairment in the value of these investments may disrupt our ongoing business and distract management. As of September 30, 2007 we had $598.0 million of short and long-term investments, including restricted investments, with various issuers and financial institutions. In many cases we do not attempt to reduce or eliminate our market exposure on these investments and could incur losses related to the impairment of these investments. Fluctuations in economic and market conditions could adversely affect the value of our investments, and we could lose some of our investment portfolio. A total loss of an investment could adversely affect our results of operations and financial condition. For further information on these investments, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

ITEM 5.	OTHER INFORMATION

The Company’s policy governing transactions in its securities by its directors, officers and employees permits its officers, directors and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The Company has been advised that David Henshall, Senior Vice President and Chief Financial Officer, and David Friedman, General Counsel and Senior Vice President, Human Resources and Secretary, entered into trading plans during the third quarter of 2007 and Mark Templeton, President and Chief Executive Officer, and Stephen Dow, a member of the Company’s Board of Directors, entered into trading plans in the fourth quarter of 2007 in accordance with Rule 10b5-1 and the Company’s policy governing transactions in its securities. The Company undertakes no obligation to update or revise the information provided herein, including for revision or termination of an established trading plan.

6.	EXHIBITS

(a)	List of exhibits

Exhibit No.	Description
2.5[+]	Agreement and Plan of Merger and Reorganization dated as of August 14, 2007 by and among Citrix Systems, Inc. , PVA Acquisition Corporation, PVA Acquisition LLC, XenSource, Inc. and John G. Connors as Stockholder Representative

2.6[+]	Amendment No. 1 to Agreement and Plan of Merger and Reorganization dated as of August 14, 2007 by and among Citrix Systems, Inc., PVA Acquisition Corporation, PVA Acquisition LLC, XenSource, Inc. and John G. Connors as Stockholder Representative, dated September 20, 2007

10.1(1)	Type #3 License form by and between the Company and Microsoft Corporation dated September 5, 2007 (with certain information omitted pursuant to a request for confidential treatment and filed with the Securities and Exchange Commission)

10.2*(2)	Second Amended to Citrix Systems, Inc. 2006 Equity Incentive Plan

10.3*	Employment Agreement dated as of August 14. 2007 by and between Citrix Systems, Inc. and Peter Levine

10.4*	XenSource, Inc. 2005 Stock Plan

31.1	Rule 13a-14(a) / 15d-14(a) Certification

31.2	Rule 13a-14(a) / 15d-14(a) Certification

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management control or any compensatory plan, contract or arrangement
[+]	Confidential treatment requested for certain portions of this exhibit
(1)	Incorporated by referenced herein to exhibits of the Company’s Annual Report on form 10-Kfor the year ended December 31, 2006
(2)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated as of October 19, 2007

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 7th day of November 2007.

CITRIX SYSTEMS, INC.

By:	/s/ DAVID J. HENSHALL
David J. Henshall
Senior Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
2.5[+]	Agreement and Plan of Merger and Reorganization dated as of August 14, 2007 by and among Citrix Systems, Inc. , PVA Acquisition Corporation, PVA Acquisition LLC, XenSource, Inc. and John G. Connors as Stockholder Representative

2.6[+]	Amendment No. 1 to Agreement and Plan of Merger and Reorganization dated as of August 14, 2007 by and among Citrix Systems, Inc., PVA Acquisition Corporation, PVA Acquisition LLC, XenSource, Inc. and John G. Connors as Stockholder Representative, dated September 20, 2007

10.1(1)	Type #3 License form by and between the Company and Microsoft Corporation dated September 5, 2007 (with certain information omitted pursuant to a request for confidential treatment and filed with the Securities and Exchange Commission)

10.2*(2)	Second Amended to Citrix Systems, Inc. 2006 Equity Incentive Plan

10.3*	Employment Agreement dated as of August 14, 2007 by and between Citrix Systems, Inc. and Peter Levine

10.4*	XenSource, Inc. 2005 Stock Plan

31.1	Rule 13a-14(a) / 15d-14(a) Certification

31.2	Rule 13a-14(a) / 15d-14(a) Certification

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management control or any compensatory plan, contract or arrangement
[+]	Confidential treatment requested for certain portions of this exhibit
(1)	Incorporated by referenced herein to exhibits of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006
(2)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated as of October 19, 2007