Form 10-K
period 2007-12-31
CITRIX SYSTEMS INC
filed 2008-02-27
CIK 877890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 0-27084

CITRIX SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	75-2275152
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

851 West Cypress Creek Road

Fort Lauderdale, Florida 33309

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (954) 267-3000

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.001 Par Value	The NASDAQ Stock Market LLC
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in 12b-2 of the Exchange Act.

☒	Large accelerated filer	☐	Accelerated filer
☐	Non-accelerated filer	☐	Smaller reporting company

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant computed by reference to the price of the registrant’s Common Stock as of the last business day of the registrant’s most recently completed second fiscal quarter (based on the last reported sale price on The Nasdaq Global Select Market as of such date) was $6,026,508,654. As of February 20, 2008 there were 185,289,377 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2007. Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

CITRIX SYSTEMS, INC.

PART I

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in this report, including in Part I, Item 1A “Risk Factors” beginning on page 10.

ITEM 1.	BUSINESS

General

Citrix Systems, Inc. is a Delaware corporation founded on April 17, 1989. We design, develop and market technology solutions that allow applications to be delivered, supported, and shared on-demand with high performance, enhanced security, and improved total cost of ownership, or TCO. We market and license our products through multiple channels such as value-added resellers, or VARs, channel distributors, system integrators, or SIs, independent software vendors, or ISVs, our Websites and original equipment manufacturers, or OEMs.

Business Overview

Our goal is to enable a world where virtually anyone can work from almost anywhere. In our drive to achieve our vision, we have been an innovator in the information technology, or IT, industry for more than a decade, since the completion of our initial public offering in December 1995.

Our three main waves of innovation have had a significant impact on the IT industry:

•	Our first wave of innovation, in the mid-1990s, enabled the virtualization of the Windows desktop with our WinFrame® product. This in turn enabled thin-client computing.

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

•

Our third wave of innovation is ongoing, focusing on a unique and holistic approach to solving application delivery problems, and equipping business to change on-demand. Since 2002, we have transformed Citrix from a company with one product line, to one that offers a broad portfolio of solutions that make people more productive through on-demand access to applications from virtually anywhere. In 2007, we took a major step forward in this wave of innovation by acquiring XenSource, Inc., or XenSource, a privately held leader in enterprise-grade virtual infrastructure solutions. This acquisition moves Citrix, a pioneer in the application virtualization market, into adjacent server and desktop virtualization markets. By acquiring XenSource, Citrix is positioned as the only company to offer organizations an end-to-end application delivery infrastructure that leverages the method of application, desktop and server virtualization suited for the dynamic delivery of applications to virtually any user.

During this period, our revenues have grown from $527.4 million in 2002 to $1.39 billion in 2007.

Today, we design, develop, market, sell and support multiple products in an IT market category called Application Delivery Infrastructure. Our product family brand, announced in early 2008, for all our infrastructure solutions is the Citrix Delivery Center. These products include solutions for application, server and desktop virtualization, Web application optimization, application performance monitoring, branch office application delivery and wide area network, or WAN, optimization, secure sockets layers/virtual private network, or SSL/VPN, gateways, and Internet Protocol, or IP, telephony.

We also offer our GoTo services - GoToMyPc®, GoToMeeting®, GoToAssist®, GoToWebinar™ and all their variants, collectively called Online Services - through our Online Services Division.

Products

Citrix Delivery Center is designed to offer comprehensive solutions across all dimensions of application, server and desktop virtualization as well as application and network optimization. In many cases, IT organizations have not taken a holistic, architectural approach to application delivery. Instead they have taken an incremental approach creating IT systems for delivering applications that are too static, too complex, and costly to maintain. With the realities of slow-growing technology budgets and fast-changing business needs the strategic, architectural approach to application, server and desktop delivery that we offer has the capacity to enable business change.

We package and market complete application, server, desktop virtualization solutions and related services as Citrix Delivery Center. Internally, we organize our products into four principal groupings: Delivery Systems, Virtualization and Management Systems, Online Services and Technical Services. This overview provides a discussion of the major products and service offerings in these areas.

Delivery Systems

Our Delivery Systems are focused on developing and marketing technologies, solutions and products to build on our leadership in application virtualization, application networking and desktop virtualization.

Application Virtualization

•

Citrix XenApp™, the new name for Citrix Presentation Server™, is a widely-deployed application virtualization solution that runs the business logic of applications on a central server, transmitting only screen pixels, keystrokes, and mouse movements – no actual data – via an encrypted channel to users’ computers. Keeping applications under the centralized control of IT administrators enhances data security and reduces the costs of managing separate clients and applications on every user’s desktop. XenApp runs on virtually any platform, from Microsoft® Windows Server 2003 x64 Edition to Windows Server 2003, Windows® 2000 Server and UNIX®. We offer XenApp as a stand alone product in different editions. The Platinum Edition contains the most features of any version and adds critical capabilities for application performance monitoring, SSL VPN remote access with SmartAccess control and single sign-on application security. In early 2008, the Citrix Presentation Server product was re-branded as the XenApp product.

•

Access Essentials™ is a secure, remote access product with simple centralized management of information resources for organizations with up to 75 users. This relatively cost-effective software turns a Windows Server into the secure access point for client-server applications, files and internal Websites, and quickly delivers on-demand access to users at a convenient location. Access Essentials both enables access and controls it, with wizard-driven installation and operation.

Application Networking

•

Citrix® NetScaler® Web application delivery solutions are purpose built appliances that accelerate application performance up to five times, while simultaneously reducing datacenter costs. They provide visibility into the end-user application experience and comprehensive Web application security in concert with advanced traffic management. Citrix NetScaler is an ideal solution for any enterprise seeking accelerated Web application performance, improved Web application security and increased application availability.

•

Citrix Access Gateway™ is an SSL VPN that securely delivers applications with policy-based SmartAccess control. Users have easy-to-use secure access to the applications and data they need to be productive. Organizations can cost effectively extend access to datacenter resources from outside the office, while maintaining unprecedented control through comprehensive SmartAccess policies.

•

Citrix® WANScaler™ solutions provide high-performance application delivery to branch office users. WANScaler accelerates application performance across wide area networks, or WANs. With WANScaler in the network, end-users in the branch office experience local area network-line application performance over the WAN, which means less time waiting for slow applications and more time using the application. Citrix WANScaler accelerates applications to branch offices of all sizes, datacenters, and mobile workers. The AutoOptimizer Engine, which serves as the cornerstone of the WANScaler architecture, offers flexible deployment options. The WANScaler client software accelerates remote users in home offices and on the road, while users in larger branch offices are supported with WANScaler appliances.

Desktop Virtualization

•

Citrix® XenDesktop™, announced in October 2007 and scheduled to ship in the first half of 2008, is designed to overcome the challenges of cost, complexity and user experience that have prevented virtual desktops from becoming a mainstream enterprise reality in the past. Citrix XenDesktop will be a fully integrated desktop delivery system, moving beyond the limitations of existing virtual desktop infrastructure, or VDI, point solutions to ensure the simple, secure, fast delivery of Windows desktops to any office worker over any network. Citrix XenDesktop will combine a powerful desktop delivery controller, based on Citrix Desktop Server™ with native ICA® protocol support, Xen virtualization infrastructure for hosting any number of virtual desktops in the datacenter, and virtual desktop provisioning to stream a single desktop image on-demand to multiple virtual machines in the datacenter, based on Citrix Provisioning Server™.

Virtualization and Management Systems

Our Virtualization and Management Systems are focused on developing and marketing technologies and solutions and products for server virtualization, and application performance monitoring.

Server Virtualization

•

Citrix®XenServer™ is an enterprise-class platform for managing server virtualization in the datacenter as a flexible aggregated pool of computing and storage resources. Based on the high-performance Xen virtualization engine, Citrix XenServer combines comprehensive server virtualization capabilities with scalability, performance and ease-of-use. The product line ranges from Citrix XenServer Express Edition, a single-server solution available for free download, to the more comprehensive Citrix XenServer Enterprise Edition, formerly XenEnterprise. In early 2008, we announced XenServer Platinum edition, which addresses both virtual and physical servers.

•

Citrix Provisioning Server™ enables IT organizations to dynamically stream datacenter and desktop operating systems and workloads to both virtual and physical machines from a central location. The solution enables more agile and cost-effective delivery of applications and desktops, and complements XenServer.

Application Performance Monitoring

•	Citrix® EdgeSight® for Endpoints is an agent-based monitoring solution that provides real-time visibility from the end-user perspective to the performance of virtually any application.

•	Citrix EdgeSight for XenApp is an agent-based monitoring solution that provides real-time visibility from the end-user perspective to the performance of applications delivered by XenApp.

In 2008, we expect to add a key new product to Citrix Delivery Center which will allow customers to orchestrate communications between multiple Citrix Delivery Center products, called Citrix Workflow Studio. It will allow a simpler and faster integration of Citrix products as well as support third-party solutions.

Online Services

Online Services is focused on developing and marketing Web-based access, support and collaboration software and services.

•

GoToMyPC® is an online, managed service that provides secure, remote access to Windows® PC desktops from virtually any Internet-connected computer. GoToMyPC, which sets up easily with a secure encrypted connection, enables individuals to remotely use any resources hosted on their desktop just as though they were sitting in front of their PC. GoToMyPC® Pro, tailored for the needs of professionals and small offices, supports up to 20 PCs, rolls out secure remote access for multiple users in minutes, and features an administration Website in which managers can add, suspend and delete users and run usage reports.

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

•

GoToWebinar™ is a simple and affordable solution to conduct online events, such as large sales presentations and marketing events over the Internet. GoToWebinar has the capacity to scale to 1,000 attendees per event and includes such features as full-service registration with real-time reports, customized branding of Webinar materials, automated e-mail templates, free integrated voice conferencing or toll-free service, attendee polling and survey capability, Webinar dashboard to monitor audiences, and easy controls for quickly changing presenters.

Technical Services

We provide a portfolio of services designed to allow our customers and entities with which we have a technology relationship to maximize the value of our Citrix Delivery Center solutions. These services are available as a feature of our business-development program and are available for additional fees to customers.

•

Consulting services’ objective is to help ensure the successful implementation of our solutions. Tested methodologies, certified professionals and best practices developed from real-world experience allow our consulting services organization to provide guidance and support to partners and customers to maximize the effectiveness of their access infrastructure implementations.

•

Technical Support Services accommodate the unique ongoing support needs of customers, our technical support services are specifically designed to address the variety of challenges facing access infrastructure environments. We offer five support-level options, global coverage and personalized relationship management.

•

Product Training & Certification is a series of courses are designed to allow customers and channel members to learn new skills and effective strategies to help plan, implement and administer our products. Students may attend courses at one of approximately 240 Citrix Authorized Learning Centers™, or CALCs, worldwide.

Except for the Web-based desktop access, support and collaboration services offered by our Online Services division, our other service activities are related to post-sale technical support, pre- and post-sale consulting and product training services. Post-sale technical support is offered through Citrix-operated support centers located in the United States, Ireland, Tokyo, Hong Kong and Australia. In most cases, we provide technical advice to channel distributors and entities with which we have a technology relationship, who act as the first line of technical assistance for end-users. In some cases, end-users can also choose from a Citrix-delivered fee-based support program ranging from one-time incident charges to an enterprise-level support agreement covering multiple sites and servers. In addition, we also provide free technical advice through online support systems, including our Web-based “Knowledge Center.” For pre- and post-sale consulting, Citrix Consulting, a consulting services organization, provides both exploratory and fee-based consulting services. These services include on-site systems design and implementation services targeted primarily at enterprise-level clients with complex IT environments. Citrix Consulting is also responsible for the development of best practice knowledge that is disseminated to businesses with which we have a business relationship and end-users through training and written documentation. Leveraging these best practices enables our integration resellers to provide more complex systems, reach new buyers within existing customer organizations and provide more sophisticated system proposals to prospective customers. Citrix product training is available to businesses, end-users and partners online and through our CALCs. CALCs are staffed with instructors that have been certified by us and teach their students using Citrix-developed courseware. Online eLearning is accessible through our Website.

Technology

Our products are based on a full range of industry-standard technologies. In addition, certain of our products are also based on our proprietary technologies including our Independent Computing Architecture, or ICA, protocol.

The ICA® protocol is a core technology in application virtualization that allows an application’s graphical end-user interface to be displayed on most any client device while the application logic is executed on a central server. Centralizing application processing on the server enables centralized management of applications, end-users, servers, licenses and other system components for greater efficiency and lower cost.

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

In October 2007, in conjunction with the acquisition of XenSource, we acquired commercial hypervisor products built on the Xen® open source technology. The Xen® hypervisor is a key component of the Citrix® XenServer™ product line. See “Risk Factors,” for more information regarding the open source technology.

Customers

We take a unique and holistic approach to solving application delivery problems, and we equip businesses to change – on-demand. We do this through an expansive product portfolio that brings enormous benefits and cost savings to our customers. The strategic value that we offer brings multiple buyers to the table, each with a different perspective on the problems we solve. We believe that currently, the five primary IT buyers involved in decision-making related to application delivery solutions are:

•

Strategic IT Executives – the senior executives, including chief information officers, chief technology officers and vice presidents of infrastructure, who have responsibility for ensuring all applications are delivered with the best performance, security and cost-savings.

•	Network Architects – the people and groups responsible for delivering Web-based applications who have primary responsibility for the WAN infrastructure for all applications.

•	IT Infrastructure Managers – the people and groups responsible for delivering Windows-based applications.

•	Desktop Operations Managers – the people and groups responsible for managing Windows Desktop environments.

•	Server Operations Managers – the people and groups responsible for managing the datacenter.

In addition to these five primary IT buyers, we market and sell access and collaboration software and services to consumers, prosumers and small businesses through our Online Services division. Our Online Services division also markets and sells Web-based remote support systems to corporate help desks.

We offer perpetual and term-based software licenses for our Delivery Systems and Virtualization and Management Systems products, along with annual subscriptions for software maintenance, technical support and online services. Perpetual licenses allow our customers to use the version of software initially purchased into perpetuity while term-based licenses are limited to a specified period of time. Software maintenance gives customers the right to upgrade to software versions if and when any updates are delivered during the maintenance term. Perpetual license software products come in shrink-wrap and/or electronic-based forms to meet customer form factor requirements. Our Online Services products can be accessed over the Internet during the subscription period. Hardware appliances come pre-loaded with software for which customers can purchase perpetual licenses.

Technology Relationships

We have entered into a number of technology relationships to develop customer markets for our products for distributed Windows and non-Windows applications and to accelerate the development of our existing and future product lines.

Microsoft

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

In December 2004, we entered into a technology collaboration agreement with Microsoft to further enhance the overall extensibility of Windows® Terminal Server. In conjunction with the technology collaboration agreement, we and Microsoft entered into a patent cross license and source code licensing agreements to renew our access to source code for current versions of Microsoft Windows Server that had previously been provided to us pursuant to the agreement between Microsoft and us dated May 2002. The technology collaboration agreement also provides us access to the source code for Microsoft Windows Server 2008, formerly code named “Longhorn,” and in September 2007 we signed a source code license with Microsoft for the general release version of Windows Server 2008. The technology collaboration agreement has a five-year term which expires in December 2009. The technology collaboration, patent cross license and source code licensing agreements do not provide for payments to or from Microsoft.

In November 2007, we entered into a development agreement and certain licenses with Microsoft whereby we will develop and distribute a range of Windows-based appliances for branch offices. These appliances provide WAN optimization functionality as well as consolidate a range of functions that would normally be carried out by discrete servers in a branch. We anticipate beginning shipments of the appliances being developed under these agreements in the second half of 2008.

There can be no assurances that our agreements with Microsoft will be extended or renewed by Microsoft upon their respective expirations or that, if renewed or extended, such agreements will be on terms favorable to us. See “Risk Factors” for more information on our agreements with Microsoft.

Additional Relationships

As of December 31, 2007, we had entered into approximately 230 ICA license agreements. Currently, numerous devices incorporate Citrix ICA, including Windows CE devices, Macintosh clients, Linux Terminals, and other information appliances, such as wireless phones and other handheld devices. ICA licensees include Wyse Technologies, Hewlett-Packard Company, Fujitsu Limited, Philips Speech Recognition Systems and SAP AG, among others.

In addition, the Citrix Partner Network™, including Citrix Global Alliance Partners™, which is a coalition of approximately 8,000 companies from across the IT spectrum that design and market solutions that are complementary to the Citrix product family. A new initiative called Citrix Ready™ was introduced in 2007 as part of the Citrix Global Alliance Program™. Citrix Ready identifies recommended solutions that are trusted to enhance the Citrix Delivery Center. All products featured in Citrix Ready have completed verification testing, providing confidence in joint solution compatibility. By leveraging our industry leading alliances and Partner Network, Citrix Ready showcases select trusted solutions designed to meet various business needs. Through an online catalog and our Citrix Ready branding program, customers can easily find and build a trusted application delivery infrastructure. Citrix Ready not only demonstrates current mutual product compatibility, but it may also increase the probability of future interoperability. For further information on the Citrix Partner Network see “— Sales, Marketing and Support.”

Research and Development

We focus our research and development efforts on developing new products and core technologies in the Application Delivery Infrastructure market and further enhancing the functionality, reliability, performance and flexibility of existing products. In 2005, we acquired additional expertise in Web application optimization, Transmission Control Protocol, or TCP, multiplexing, multi-protocol compression, SSL acceleration, application traffic management, dynamic caching, and Web application firewall technologies. In 2006, we acquired additional expertise in tools that monitor the end-user experience, WAN optimization and acceleration. In 2007, we acquired expertise in server and desktop virtualization. We solicit extensive feedback concerning product development from customers, both directly from and indirectly through our channel distributors.

We believe that our software development team and core technologies represent a significant competitive advantage for us. Included in the software development team is a group focused on research activities that include prototyping ways to integrate emerging technologies and standards into our product offerings, such as emerging Web services technologies, management standards and Microsoft’s newest technologies. Many groups within the software development team have expertise in XML-based software development, integration of acquired technology, multi-tier Web-based application development and deployment, SSL secure access and building software as a service. We maintain a team working on-site at Microsoft focused on enhancing and adding value to the next generation of Microsoft Windows Server, virtualization and management products. We incurred research and development expenses of approximately $205.1 million in 2007, $155.3 million in 2006 and $108.8 million in 2005.

Sales, Marketing and Support

We market and license our products and services primarily through multiple channels worldwide, including VARs, channel distributors, SIs and ISVs managed by our worldwide sales force. We provide training and certification to integrators, VARs and consultants for a full-range of Citrix-based infrastructure products, solutions and services through our Citrix Partner Network. In addition, our Online Services division provides software as a service through direct sales and our Websites.

In 2007, we continued to focus our efforts on increasing the productivity of our existing partners, integrating partners from our recent acquisitions into our program, and building capacity through recruitment of new partners to sell and implement our expanding product portfolio, including an effort to recruit partners to sell and implement XenServer, our server virtualization product. We continue to see success with our innovative channel incentive program, Citrix Advisor Rewards. The Citrix Advisor Rewards™ program is an innovative influencer program that rewards our partners for registering projects and providing value-added selling even if they do not fulfill the product. This program has helped limit channel conflict and increase partner loyalty to us. We regularly take actions to improve the effectiveness of our partner programs, and to strengthen our channel relationships, including managing non-performing partners, adding new partners with expertise in selling into new markets, and forming additional relationships with global and regional SIs and ISVs. SIs and ISVs are becoming a more central part of our strategy in the large enterprise and government markets. The SI program includes members such as Accenture Ltd., Atos Origin, Computer Sciences Corporation, Electronic Data Systems Corporation, Fujitsu-Siemens Computers GmbH, Hewlett-Packard Company, IBM Global Services, Infosys Technologies Limited, TATA Consultancy Services Limited and WiPro Technologies Limited, among others. The ISV program has a strong representation from targeted industry verticals such as healthcare, financial services and telecommunications. Members in the ISV program include Cerner Corporation, Epic Systems Corporation, ESRI, Hyperion Solutions Corporation, McKesson Corporation, Microsoft, Oracle Corporation, Sage Group plc, SAP AG and Siemens Medical Health Solutions, among many others.

Our sales and marketing organization actively supports our distributors and resellers. Our sales organization consists of field-based systems sales engineers and corporate sales professionals. Additional sales personnel, based all over the world support these field personnel. These additional sales personnel recruit prospective customers, provide technical advice with respect to our products and work closely with key distributors and resellers of our products. Over the last five years, we have grown our force of sales professionals that work closely with partners to sell to primary IT buyers, including Strategic IT Executives, Network Architects, IT Infrastructure Managers, Desktop Operations Managers and Server Operations Managers to address the multiple selling and buying opportunities presented by our expanded product line. These and other account penetration efforts are part of our strategy to increase the usage of our Citrix Delivery Center products within our customer’s IT organization.

Our marketing department provides training, sales event support, sales collateral, advertising, direct mail and public relations coverage to our indirect channels to aid in market development and in attracting new customers. In addition, marketing for our Online Services division utilizes multiple venues including radio, television and online advertising.

The Citrix Partner Network™ includes three categories of partners: Citrix Solution Advisor™, Citrix Global Alliance Partners™, and Citrix Certified™ Education Professional. This network represents the knowledge, skills and experience of the entire spectrum of our partners around the world, and makes it easier for end-users to engage their services and benefit from their solutions. Equally important, the Citrix Partner Network is designed to help partners build their business by sharing in opportunities for planning and implementing application delivery infrastructure solutions that arise from mutual customers and complement the sale of their own products.

We provide most of our distributors with stock-balancing and price protection rights. These transactions are estimated and provided for at the time of sale as a reduction of revenue. Stock balancing rights permit distributors to return products to us up to the forty-fifth day of the fiscal quarter, subject to ordering an equal dollar amount of our other products prior to the last day of the same fiscal quarter. We are not obligated to accept product returns from our distributors under any other conditions, unless the product item is defective in manufacture. Product items returned to us under the stock-balancing program must be in new, unused and unopened condition. Price protection rights require that we grant retroactive price adjustments for inventories of our products held by distributors or resellers if we lower our prices for such products. In the event that we decide to reduce our prices, we will establish a reserve to cover exposure to distributor inventory. We have not reduced and have no current plans to reduce the prices of our products for inventory currently held by distributors or resellers. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” and Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2007 for information regarding our revenue recognition policy.

Operations

We control all purchasing, inventory, scheduling, order processing and accounting functions related to our operations. For our Application and Server Virtualization products, including our XenServer product, and our Application Performance Monitoring products, production, warehousing and shipping are performed internally in the United States and by independent contractors on a purchase order basis in Ireland, depending upon the customer’s geographic market. Master software CD-ROMs, development of user manuals, packaging designs, initial product quality control and testing are primarily performed at our facilities. In some cases, independent contractors also duplicate CD-ROMs, print documentation and package and assemble products to our specifications. Production, final test, warehousing and shipping for our Application Networking products, including our NetScaler products and Access Gateway products are primarily performed by a third-party contract manufacturer. For our WANScaler products, we assemble, final test, warehouse and ship the final products to our customers.

For our Application and Server Virtualization products and our Application Performance Monitoring products, internal manufacturing capabilities and independent contractors provide a redundant source of manufacture and assembly. For our Application Networking products, including our NetScaler, Access Gateway and WANScaler products, internal manufacturing capabilities and independent contractors provide us with the flexibility needed to meet our customer product and delivery requirements. To date, we have not experienced any material difficulties or significant delays in the manufacture and assembly of our products.

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

We believe that our fourth quarter revenues and expenses are affected by a number of seasonal factors, including the lapse of many corporations’ fiscal year budgets and an increase in amounts paid pursuant to our sales compensation plans due to increases in fourth quarter revenue. We believe that these seasonal factors are common within our industry. Such factors historically have resulted in first quarter revenues in any year being lower than the immediately preceding fourth quarter. This trend is expected to continue through the first quarter of 2008. In addition, our European operations generally provide lower revenues in the summer months because of the generally reduced economic activity in Europe during the summer. This seasonal factor also typically results in higher fourth quarter revenues.

Competition

We sell our products in intensely competitive markets. Some of our competitors and potential competitors have significantly greater financial, technical, sales and marketing and other resources than we do. For example, our ability to market our Application Virtualization products, including XenApp and XenApp Platinum and other future product offerings, could be affected by Microsoft’s licensing and pricing scheme for client devices, servers and applications. Further, the announcement of the release, and the actual release, of new Windows-based server operating systems or products incorporating similar features to our products could cause our existing and potential customers to postpone or cancel plans to license certain of our existing and future product and service offerings.

Existing or new products and services that provide alternatives to our products and services, including those relating to application, server and desktop virtualization, Web application optimization, application performance monitoring, branch office application delivery, WAN optimization, SSL/VPN, gateways, on-demand assistance, online collaboration and IP telephony, can materially impact our ability to compete in these markets. Our current competitors in these markets include Adobe Systems, Inc., Cisco Systems, Inc., F5 Networks, Inc., Hewlett-Packard Company, IBM Corporation, Juniper Networks, Inc., Microsoft Corporation, Oracle Corporation, Riverbed Technology, Inc., Sun Microsystems, Inc., VMware, Inc., and Virtual Iron Software, Inc.

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

Proprietary Technology

Our success is dependent upon certain proprietary technologies and core intellectual property. We have been awarded a number of domestic and foreign patents and have a number of pending patent applications in the United States and foreign countries. Our technology is also protected under copyright laws. Additionally, we rely on trade secret protection and confidentiality and proprietary information agreements to protect our proprietary technology. We have trademarks or registered trademarks in the United States and other countries, including Citrix®, Citrix Presentation Server™, Citrix Access Gateway™, Citrix Password Manager™, GoToMeeting®, GoToAssist®, GoToMyPC®, GoToWebinar™, ICA®, NetScaler®, WanScaler™, and Xen®. While our competitive position could be affected by our ability to protect our proprietary information, we believe that because of the rapid pace of technological change in the industry, factors such as the technical expertise, knowledge and innovative skill of our management and technical personnel, our technology relationships, name recognition, the timeliness and quality of support services provided by us and our ability to rapidly develop, enhance and market software products could be more significant in maintaining our competitive position. See “Risk Factors.”

Available Information

Our Internet address is http://www.citrix.com. We make available, free of charge, on or through our Website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements on Form DEF 14A and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. The information on our Website is not part of this Annual Report on Form 10-K for the year ended December 31, 2007.

Employees

As of December 31, 2007, we had 4,620 employees. We believe our relations with employees are good. In certain countries outside the United States, our relations with employees are governed by labor regulations.

ITEM 1A.	RISK FACTORS

Our operating results and financial condition have varied in the past and could in the future vary significantly depending on a number of factors. From time to time, information provided by us or statements made by our employees contain “forward-looking” information that involves risks and uncertainties. In particular, statements contained in this Annual Report on Form 10-K for the year ended December 31, 2007, and in the documents incorporated by reference into this Annual Report on Form 10-K for the year ended December 31, 2007, that are not historical facts, including, but not limited to statements concerning new products, product development and offerings, Application Networking, Application Virtualization, Subscription Advantage, XenApp (formerly Presentation Server), NetScaler, XenServer and XenDesktop, Citrix Ready, WANscaler and Access Gateway, our Partner Network historical stock option granting practices and related restatements, stockholder derivative actions, cash and non-cash charges, contingent liabilities related to Internal Revenue Code Section 409A, product and price competition, auction rate securities our Online Services division, competition and strategy, customer diversification, employees, suppliers, product price and inventory, contingent consideration payments, deferred revenues, economic and political market conditions, potential government regulation, seasonal factors, natural disasters, stock-based compensation, licensing and subscription renewal programs, international operations and expansion, revenue recognition, profits, growth of revenues, composition of revenues, cost of revenues, operating expenses, sales and sales cycle, marketing and support expenses, general and administrative expenses, research and development expenses, valuations of investments and derivative instruments, technology relationships, reinvestment or repatriation of foreign earnings, gross margins, amortization expense, goodwill and intangible assets, interest income, interest expense, impairment charges, anticipated operating and capital expenditure requirements, cash inflows, contractual obligations, our Credit Facility and Term Loan, in-process research and development, advertising campaigns, tax rates and deductions, SFAS 123R, leasing and subleasing activities, acquisitions, stock repurchases, investment transactions, liquidity, litigation matters, intellectual property matters, distribution channels, stock price, payment of dividends, Advisor Rewards Program, Microsoft agreements; price protection rights, proprietary technology, security measures, third party licenses, and potential debt or equity financings constitute forward-looking statements and are made under the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are neither promises nor guarantees. Our actual results of operations and financial condition have varied and could in the future vary materially from those stated in any forward-looking statements. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Annual Report on Form 10-K for the year ended December 31, 2007, in the documents incorporated by reference into this Annual Report on Form 10-K for the year ended December 31, 2007 or presented elsewhere by our management from time to time. Such factors, among others, could have a material adverse effect upon our business, results of operations and financial condition. We caution readers not to place undue reliance on any forward-looking statements, which only speak as of the date made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.

The virtualization products and services we acquired in connection with our acquisition of XenSource are based on an emerging technology, and therefore the potential market for this line of products and services remains uncertain.

We acquired XenSource in October 2007 to enter the server and desktop virtualization markets. The virtualization products and services that we acquired as part of this acquisition are based on an emerging technology platform the success of which will depend on organizations and customers perceiving technological and operational benefits and cost savings associated with adopting server and desktop virtualization solutions. The limited operating history of XenSource prior to our acquisition and the relatively limited extent to which server and desktop virtualization solutions have been adopted may make it difficult to evaluate this technology’s impact on our business because the potential market for these products and services remains uncertain. To the extent that the server and desktop virtualization market develops more slowly or less comprehensively than we expect, the revenue growth associated with virtualization products and services may be slower than currently expected, which could adversely affect our business, results of operations and financial condition.

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

The demand for our products and services depends substantially upon the general demand for business-related computer appliances and software, which fluctuates based on numerous factors, including capital spending levels, the spending levels and growth of our current and prospective customers and general economic conditions. Fluctuations in the demand for our products and services could have a material adverse effect on our business, results of operations and financial condition. In the past, adverse economic conditions decreased demand for our products and negatively impacted our financial results. Future economic projections for the information technology sector are uncertain. If an unfavorable information technology spending environment develops, it could negatively impact our business, results of operations and financial condition.

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

We sell our products in intensely competitive markets. Some of our competitors and potential competitors have significantly greater financial, technical, sales and marketing and other resources than we do. For example, our ability to market our Application Virtualization products, including XenApp, Access Essentials, Password Manager and other future product offerings and upgrades, could be affected by Microsoft’s licensing and pricing scheme for client devices, servers and applications. Further, the announcement of the release, and the actual release, of new Windows-based server operating systems or products incorporating similar features to our products could cause our existing and potential customers to postpone or cancel plans to license certain of our existing and future product and service offerings.

In addition, alternative products for application delivery directly and indirectly compete with our current product lines and our online services.

Existing or new products and services that provide alternatives to our products and services, including those relating to application virtualization, server and desktop virtualization Web application optimization, application performance monitoring, branch office application delivery and WAN optimization, virtual desktop delivery, secure sockets layers/virtual private network, gateways, on-demand assistance, online collaboration and IP telephony, can materially impact our ability to compete in these markets.

Our current competitors in these markets include Adobe Systems, Inc., Cisco Systems, Inc., F5 Networks, Inc., Hewlett-Packard Company, IBM Corporation, Juniper Networks, Inc., Microsoft Corporation, Oracle Corporation, Riverbed Technology, Inc., Sun Microsystems, Inc., VMware, Inc. and Virtual Iron Software, Inc.

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

We anticipate that sales of products within our Application Virtualization product line and related enhancements and upgrades will constitute a majority of our revenue for the foreseeable future. Our ability to continue to generate revenue from our Application Virtualization products will depend on market acceptance of Windows Server Operating Systems and/or UNIX Operating Systems. Declines and variability in demand for our Application Virtualization products could occur as a result of:

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

For example, we cannot guarantee that our Citrix Delivery Center and Online Services products will achieve the broad market acceptance by our channel partners and entities with which we have a technology relationship, customers and prospective customers necessary to generate significant revenue. In addition, we cannot guarantee that we will be able to respond effectively to technological changes or new product announcements by others. If we experience material delays or sales shortfalls with respect to our new products and services or new releases of our current products and services, those delays or shortfalls could have a material adverse effect on our business, results of operations and financial condition.

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

In December 2004, we entered into a five-year technology collaboration and licensing agreement with Microsoft Corporation and in September 2007, we entered into a three-year source code license with Microsoft for the general release version of Windows Server 2008. These arrangements include a technology initiative for closer collaboration on terminal server functionality in future server operating systems, continued access to source code for key components of Microsoft’s current server operating systems, and a patent cross-licensing agreement. There can be no assurances that our current licenses with Microsoft will be extended or renewed by Microsoft after their respective expirations. In addition, Microsoft could terminate the current licenses before the expiration of the term for breach or upon a change of control. The early termination or the failure to renew certain of our current licenses with Microsoft in a manner favorable to us could negatively impact the timing of our release of future products and enhancements.

If we lose key personnel or cannot hire enough qualified employees, our ability to manage our business could be adversely affected.

Our success depends, in large part, upon the services of a number of key employees. Except for certain key employees of acquired businesses, we do not have long-term employment agreements with any of our key personnel. Any officer or employee can terminate his or her relationship with us at any time. The effective management of our growth, if any, could depend upon our ability to retain our highly-skilled technical, sales and services managerial, finance and marketing personnel. If any of those employees leave, we will need to attract and retain replacements for them. We also need to add key personnel in the future. The market for these qualified employees is competitive. We could find it difficult to successfully attract, assimilate or retain sufficiently qualified personnel in sufficient numbers. Furthermore, we may hire key personnel in connection with our future acquisitions; however, any of these employees will be able to terminate his or her relationship with us at any time. If we cannot retain and add the necessary staff and resources for these acquired businesses, our ability to develop acquired products, markets and customers could be adversely affected. Also, we may need to hire additional personnel to develop new products, product enhancements and technologies. If we cannot add the necessary staff and resources, our ability to develop future enhancements and features to our existing or future products could be delayed. Any delays could have a material adverse effect on our business, results of operations and financial condition.

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

During the past two years, a large portion of our growth has been attributable to the growth of our Application Virtualization products, as well as growth in our Online Services and Application Networking products. We cannot provide any assurance that these markets and the revenues we derive from these markets will continue to grow. In addition, over the last four years we have grown our force of sales professionals that work closely with partners to sell to primary IT buyers, including Strategic IT Executives, Network Architects, IT Infrastructure Managers and Desktop Operations Managers, to address the multiple selling and buying opportunities presented by our expanded product lines. These and other account penetration efforts are part of our strategy to increase the usage of our Citrix Delivery Center products within our customer’s IT organizations. We cannot provide any assurance that this strategy will be successful or that the release of our application delivery infrastructure products or other new products or services will increase our revenue growth rate.

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

Attractive acquisition opportunities may not be available to us, which could negatively affect the growth of our business.

Our business strategy includes the selective acquisition of businesses and technologies. In the three years ended December 31, 2007, we completed six significant acquisitions, including the acquisition of XenSource, Inc. in 2007 and NetScaler, Inc. in 2005. We plan to continue to seek opportunities to expand our product portfolio, customer base, technology, and technical talent through acquisitions. However, we may not have the opportunity to make suitable acquisitions on favorable terms in the future, which could negatively impact the growth of our business. We expect that other companies in our industry will compete with us to acquire compatible businesses. This competition could increase prices for businesses and technologies that we would likely pursue, and our competitors may have greater resources than we do to complete these acquisitions.

If we determine that any of our goodwill or intangible assets, including technology purchased in acquisitions, are impaired, we would be required to take a charge to earnings, which could have a material adverse effect on our results of operations.

We have a significant amount of goodwill and other intangible assets, such as product and core technology, related to our acquisitions. We recorded significant additional goodwill and other intangible asset amounts in connection with the acquisition of XenSource. We do not amortize goodwill and intangible assets that are deemed to have indefinite lives. However, we do amortize certain product and core technologies, trademarks, patents and other intangibles. We periodically evaluate our intangible assets, including goodwill, for impairment at the reporting unit level (operating segment). As of December 31, 2007, we had $888.5 million of goodwill, of which approximately $43.7 million of goodwill was recorded in connection with our acquisitions of Reflectent Software, Inc., or Reflectent, and Orbital Data Corporation, or Orbital Data, in 2006 (we refer to these acquisitions as our 2006 Acquisitions), and $257.5 million of goodwill was recorded in connection with our acquisitions of XenSource and Ardence Delaware, Inc. or Ardence, in 2007 (we refer to these acquisitions as our 2007 Acquisitions). We review for impairment annually, or sooner if events or changes in circumstances indicate that the carrying amount could exceed fair value. Fair values are based on discounted cash flows using a discount rate determined by our management to be consistent with industry discount rates and the risks inherent in our current business model. Due to uncertain market conditions and potential changes in our strategy and product portfolio, it is possible that the forecasts we use to support our goodwill and other intangible assets could change in the future, which could result in non-cash charges that would adversely affect our results of operations and financial condition.

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

We recorded approximately $490.7 million of goodwill and intangible assets in connection with our 2006 Acquisitions and our 2007 Acquisitions. If the actual revenues and operating profit attributable to acquired intangible assets are less than the projections we used to initially value these intangible assets when we acquired them, then these intangible assets may be deemed to be impaired. If we determine that any of the goodwill or other intangible assets associated with our recent acquisitions are impaired, then we would be required to reduce the value of those assets or to write them off completely by taking a related charge to earnings. If we are required to write down or write off all or a portion of those assets, or if financial analysts or investors believe we may need to take such action in the future, our stock price and operating results could be materially adversely affected.

At December 31, 2007, we had $276.3 million, net, of unamortized identified intangibles, which include core and product technology we purchased in acquisitions or under third party licenses. These intangibles are primarily associated with our Application Networking products and Server Virtualization products. However, our channel distributors and entities with which we have technology relationships, customers or prospective customers may not purchase or widely accept our new products. If we fail to complete the development of our anticipated future product and service offerings, including product offerings acquired through our acquisitions, if we fail to complete them in a timely manner, or if we are unsuccessful in selling any new lines of products, appliances and services, we could determine that the value of the purchased technology is impaired in whole or in part and take a charge to earnings. We could also incur additional charges in later periods to reflect costs associated with completing those projects that could not be completed in a timely manner. An impairment charge could have a material adverse effect on our results of operations. If the actual revenues and operating profit attributable to acquired product and core technologies are less than the projections we used to initially value product and core technologies when we acquired it, such intangible assets may be deemed to be impaired. If we determine that any of our intangible assets are impaired, we would be required to take a related charge to earnings that could have a material adverse effect on our results of operations.

Our business could be adversely affected if we are unable to expand and diversify our distribution channels.

We currently intend to continue to expand our distribution channels by leveraging our relationships with independent hardware and software vendors and system integrators to encourage them to recommend or distribute our products. In addition, an integral part of our strategy is to diversify our base of channel relationships by adding and training more channel members with abilities to reach larger enterprise customers and to sell our newer products. This strategy will require additional resources, as we will need to expand our internal sales and service coverage of these customers. If we fail in these efforts and cannot expand, train or diversify our distribution channels, our business could be adversely affected. In addition to this diversification of our base, we will need to maintain a healthy mix of channel members who cater to smaller customers. We may need to add and remove distribution members to maintain customer satisfaction and a steady adoption rate of our products, which could increase our operating expenses. Through our Citrix Partner Network, Citrix Authorized Learning Centers and other programs, we are currently investing, and intend to continue to invest, significant resources to develop these channels, which could reduce our profits.

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

We anticipate that sales of our Subscription Advantage product will continue to constitute a substantial portion of our License Updates revenue. Our ability to continue to generate both recognized and deferred revenue from our Subscription Advantage product will depend on our customers continuing to perceive value in automatic delivery of our software upgrades and enhancements. A decrease in demand for our Subscription Advantage product could occur as a result of a decrease in demand for our Application Virtualization, Application Networking, Server Virtualization and Application Performance Monitoring products. If our customers do not continue to purchase our Subscription Advantage product, our License Updates revenue and deferred revenue would decrease significantly and our results of operations and financial condition would be adversely affected.

As our international sales and operations grow, we could become increasingly subject to additional risks that could harm our business.

We conduct significant sales and customer support, development and engineering operations in countries outside of the United States. During the year ended December 31, 2007, we derived approximately 44.5% of our revenues from sales other than the United States. Our continued growth and profitability could require us to further expand our international operations. To successfully expand international sales, we must establish additional foreign operations, hire additional personnel and recruit additional international resellers. Our international operations are subject to a variety of risks, which could cause fluctuations in the results of our international operations. These risks include:

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

Our results of operations are also subject to fluctuations in foreign currency exchange rates. In order to minimize the impact on our operating results, we generally initiate our hedging of currency exchange risks one year in advance of anticipated foreign currency expenses. When the dollar is weak, foreign currency denominated expenses will be higher, and these higher expenses will be partially offset by the gains realized from our hedging contracts. If the dollar is strong, foreign currency denominated expenses will be lower. These lower expenses will in turn be partially offset by the losses incurred from our hedging contracts. There is a risk that there will be fluctuations in foreign currency exchange rates beyond the one year timeframe for which we hedge our risk. Due to the generally weaker dollar in 2007, our operating expenses benefited from gains produced by our hedging programs as compared to 2006.

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

Our efforts to protect our proprietary rights may not be successful. We rely primarily on a combination of copyright, trademark, patent and trade secret laws, confidentiality procedures and contractual provisions to protect our proprietary rights. The loss of any material trade secret, trademark, trade name, patent or copyright could have a material adverse effect on our business. Despite our precautions, it could be possible for unauthorized third parties to copy or reverse engineer certain portions of our products or to otherwise obtain and use our proprietary information. If we cannot protect our proprietary technology against unauthorized copying or use, we may not remain competitive. Any patents owned by us could be invalidated, circumvented or challenged. Any of our pending or future patent applications, whether or not being currently challenged, may not be issued with the scope we seek, if at all, and if issued, may not provide any meaningful protection or competitive advantage.

In addition, our ability to protect our proprietary rights could be affected by:

•

Differences in International Law; Enforceability of Licenses: The laws of some foreign countries do not protect our intellectual property to the same extent as do the laws of the United States and Canada. For example, we derive a significant portion of our sales from licensing our packaged products under “shrink wrap” or “click-to-accept” license agreements that are not signed by licensees and electronic enterprise customer licensing arrangements that are delivered electronically, all of which could be unenforceable under the laws of many foreign jurisdictions in which we license our products.

•

Third Party Infringement Claims: We may become increasingly subject to infringement claims and claims alleging the unauthorized use of a third-party’s code in our products including the unauthorized use of open source code that may impose unwanted obligations on us. This may occur for a variety of reasons, including the expansion of our product lines, such as our Application Networking products and our Online Services division products, through product development and acquisitions, including our acquisition of XenSource in 2007, and the increase in the number of competitors in our industry segments and the resulting increase in the number of related products and the overlap in the functionality of those products, and the unauthorized use of third-party’s code in our product development process. Companies and inventors are more frequently seeking to patent software and business methods because of developments in the law that could extend the ability to obtain such patents. As a result, we could receive more patent infringement claims. Responding to any infringement claim, regardless of its validity, could result in costly litigation or injunctive relief or require us to obtain a license to intellectual property rights of those third parties. Licenses may not be available on reasonable terms, on terms compatible with the protection of our proprietary rights, or at all. In addition, attention to these claims could divert our management’s time and attention from developing our business. If a successful claim is made against us and we fail to develop or license a substitute technology or negotiate a suitable settlement arrangement, our business, results of operations, financial condition and cash flows could be materially adversely affected.

If open source software programmers, many of whom we do not employ, do not continue to develop and enhance the open source Xen hypervisor, we may be unable to develop new XenServer products, adequately enhance our existing XenServer products or meet customer requirements for innovation, quality and price of these Xen products.

We rely to a significant degree on an informal community of independent open source software programmers to develop and enhance the Xen hypervisor. A relatively small group of software engineers, many of whom are not employed by us, are primarily responsible for the development and evolution of the Xen hypervisor, which is the heart of the XenServer virtualization product. If these programmers fail to adequately further develop and enhance open source technologies, we would have to rely on other parties to develop and enhance the Xen hypervisor or we would need to develop and enhance the Xen hypervisor with our own resources. We cannot predict whether further developments and enhancements to these technologies would be available from reliable alternative sources. In either event, our development expenses could be increased and our product release and upgrade schedules could be delayed. Moreover, if third party software programmers fail to adequately further develop and enhance the Xen hypervisor, the development and adoption of this virtual server technology could be stifled and our products, including XenServer, could become less competitive. Delays in developing, completing or shipping new or enhanced products could result in delayed or reduced revenue for those products and could also adversely affect customer acceptance of those offerings.

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

In order to successfully attract new customer segments to our XenApp products and expand our existing relationships with enterprise customers, we must reach and retain small-sized customers and small project initiatives within our larger enterprise customers. We have begun a marketing initiative to reach these customers that includes extending our Advisor Rewards program to include a broader range of license types. In 2005, we also introduced a new product, Access EssentialsTM, specifically developed, packaged and priced to bring secure application virtualization and efficient centralized management of information resources to small and mid-sized businesses. We cannot guarantee that our small-sized customer marketing initiative or new product will be successful. Our failure to attract and retain small sized customers and small project initiatives within our larger enterprise customers could have a material adverse effect on our business, results of operations and financial condition. Additionally, as we attempt to attract and retain small sized customers and small project initiatives within our larger enterprise customers, we may need to increase corporate branding and broaden our marketing activities, which could increase our operating expenses. These efforts may not proportionally increase our operating revenues and could reduce our profits.

We rely on indirect distribution channels and major distributors that we do not control.

We rely significantly on independent distributors and resellers to market and distribute our products and appliances. We do not control our distributors and resellers. Additionally, our distributors and resellers are not obligated to buy our products and could also represent other lines of products. We maintain and periodically revise our sales incentive programs for our independent distributors and resellers, and such program revisions may adversely impact our results of operations. Some of our distributors and resellers maintain inventories of our packaged products for resale to smaller end-users. If distributors and resellers reduce their inventory of our packaged products, our business could be adversely affected. Further, we could maintain individually significant accounts receivable balances with certain distributors. The financial condition of our distributors could deteriorate and distributors could significantly delay or default on their payment obligations. Any significant delays, defaults or terminations could have a material adverse effect on our business, results of operations and financial condition.

For certain of our products we rely on third-party suppliers and contract manufacturers, making us vulnerable to supply problems and price fluctuations.

We rely on a number of third-party suppliers who provide hardware or hardware components, many of which are sole-source suppliers. For example, all of the production, final test, warehousing and shipping for our Application Networking products, including our NetScaler products, Access Gateway products and WANScaler products are primarily performed by a third-party contract manufacturer. We do not typically have long-term supply agreements with our suppliers; and, in most cases, we purchase the products and components on an as-needed purchase order basis. In some instances, such as with respect to our Application Networking products, we maintain internal manufacturing capabilities to supplement third-party contract manufacturers and provide us with the flexibility needed to meet our product delivery requirements on sales orders on a limited basis. While we have not, to date, experienced any material difficulties or delays in the manufacture and assembly of our products, our suppliers may encounter problems during manufacturing due to a variety of reasons, including failure to follow specific protocols and procedures, failure to comply with applicable regulations, equipment malfunction and environmental factors, any of which could delay or impede their ability to meet our demand. Our reliance on these third-party suppliers and contract manufacturers subjects us to risks that could harm our business, including:

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

In April 2002, we entered into a seven-year synthetic lease with a lessor for our headquarters office buildings in Fort Lauderdale, Florida. The synthetic lease qualifies for operating lease accounting treatment under SFAS No. 13, Accounting for Leases, so we do not include the property or the associated lease debt on our condensed consolidated balance sheets. However, if the lessor were to change its ownership of our property or significantly change its ownership of other properties that it currently holds, under FIN No. 46, Consolidation of Variable Interest Entities (revised) we could be required to consolidate the entity, the leased facility and the associated debt at that time.

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

We have entered into a credit facility agreement that restrict our ability to conduct our business and failure to comply with such agreements may have an adverse effect on our business, liquidity and financial position.

We, along with our subsidiary, Citrix Systems International GmbH, maintain a credit facility agreement that contains financial covenants tied to a maximum consolidated leverage ratio and minimum interest coverage, among other things. The credit facility agreement also contains affirmative and negative covenants, including limitations related to our ability to incur future indebtedness, contingent obligations or liens, conduct certain mergers or acquisitions, make certain investments and loans, alter our capital structure, sell stock or assets and pay dividends. If we fail to comply with these covenants or any other provision of the credit facility agreement, we may be in default under the credit facility agreement, and we cannot assure you that we will be able to obtain the necessary waivers or amendments of such default. Upon an event of default under our credit facility agreement not otherwise amended or waived, the affected lenders could accelerate the repayment of any outstanding principal and accrued interest on their outstanding loans and terminate their commitments to lend additional funds, which may have a material adverse effect on our liquidity and financial position.

If our security measures are breached and unauthorized access is obtained to our Online Services division customers’ data, our services may be perceived as not being secure and customers may curtail or stop using our service.

Use of our GoToMyPC, GoToMeeting, GoToAssist or GoToWebinar services involves the storage and transmission of customers’ business and personally identifiable information, and security breaches could expose us to a risk of loss of this information, litigation and possible liability. If our security measures are breached as a result of third-party action, employee error, malfeasance or otherwise, and, as a result, someone obtains unauthorized access to one of our online customers’ personally identifiable data, our reputation will be damaged, our business may suffer and we could incur significant liability. Because techniques used to obtain unauthorized access to or sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If any compromises of security were to occur, it could have the effect of substantially reducing the use of the Web for commerce and communications. Anyone who circumvents our security measures could misappropriate credit card and other payment information, personally identifiable customer information or cause interruptions in our services or operations. Computer viruses, software programs that disable or impair computers, have been and continue to be distributed and have rapidly spread over the Internet. Computer viruses could be introduced into our systems or those of our vendors, which could disrupt our network or make it inaccessible to our Online Services division customers. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose sales and customers for our Online Services division, and in the case of an actual breach we could incur fines and other penalties, which would significantly adversely affect our financial condition and the operating results for our Online Services division.

Evolving regulation of the Web may adversely affect our Online Services division.

As Web commerce continues to evolve, increasing regulation by federal, state or foreign agencies becomes more likely. For example, we believe increased regulation is likely in the area of laws and regulations applying to the solicitation, collection, processing or use of personal or consumer information. Additional regulation could impact our business through increased costs and restrictions on our ability to process and secure customer data. In addition, taxation of services provided over the Web or other charges imposed by government agencies or by private organizations for accessing the Web may also be imposed. Any regulation imposing greater fees for Web use or restricting information exchange over the Web could result in a decline in the use of the Web and the viability of Web-based services, which would significantly adversely affect our financial condition and the operating results for our Online Services division.

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

As described in the Explanatory Note to our Annual Report on Form 10-K for the year ended December 31, 2006, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 2 to our consolidated financial statements included therein, in the fourth quarter of 2006, the Audit Committee of our Board of Directors commenced a voluntary independent investigation of certain of our stock option granting practices and the related accounting during the period from January 1996 through December 2006. This investigation was conducted by the Audit Committee with the assistance of independent outside legal counsel and outside forensic accounting consultants. In addition to those grants evaluated as part of the Audit Committee’s investigation, we also evaluated all grants (consisting of two employee new hire grants) in December 1995, which was the month the Company completed its initial public offering, and all grants to non-employee directors. The Audit Committee completed its investigation in the second quarter of 2007. Based on the facts obtained in connection with the Audit Committee’s investigation and management’s supplemental review, we concluded that stock options granted during the period from December 1995 to March 2005, were accounted for using incorrect measurement dates, which required a restatement of our previously filed financial statements.

We incurred significant expenses related to legal, accounting, tax and other professional services in connection with the investigation of our historical stock option granting practices and the related restatements, and may incur significant expenses in the future with respect to such matters, including as a result of litigation matters or additional cash and non-cash charges. For example, as described in Part I, Item 3 “Legal Proceedings,” purported stockholder derivative actions have been filed relating to certain of our historical stock option grants. Even if resolved favorably, these matters may be time-consuming, expensive and disruptive to normal business operations, and the impact and outcomes of current or future litigation matters are difficult to predict and could have a material adverse effect on our business, results of operations and financial condition.

Additionally, as described in the Explanatory Note to our Annual Report on Form 10-K for the year ended December 31, 2006, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II Item 7 and in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006 in Part IV Item 15, after the Audit Committee completed its investigation of our historical stock option granting practices and our review of the accounting treatment for our historical stock option grants, we recorded additional stock-based compensation expenses and related tax effects with regard to certain past stock option grants, and we restated previously issued financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006. Although we believe we made appropriate judgments in determining the financial and tax impacts of our historical stock option granting practices and have consulted with the Office of the Chief Accountant of the SEC on certain interpretive matters, we cannot provide assurance that regulatory authorities, including the Internal Revenue Service, or IRS, will agree with the manner in which we have accounted for and reported, or not reported, the financial and tax impacts. Specifically, in light of the significant judgment used in establishing revised measurement dates, alternate approaches to those used by us could have resulted in different compensation expense charges than those reported in our Annual Report on Form 10-K for the year ended December 31, 2006 and those differences could be considered material. We considered various alternative approaches and believe that the approaches used by us were appropriate under the circumstances. For a complete discussion of the judgments underlying the revised measurement dates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2006. If regulatory authorities disagree with our financial or tax adjustments and such disagreements result in material changes to our historical financial statements, we may be required to further restate our prior financial statements, amend prior filings with the SEC or take other action that is not currently contemplated. In addition, other adjustments for non-operating cash charges may be required in connection with the resolution of stock option related matters arising under any litigation commenced against us.

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

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards, or SFAS, No. 123R, Share-Based Payment, a complex accounting standard that requires companies to expense the fair value of employee stock options and similar awards. The application of SFAS No. 123R requires significant judgment and the use of estimates, particularly surrounding stock price volatility, option forfeiture rates and expected option lives, to build a model for appropriately valuing share-based compensation. There is a risk that, as a result of subsequent accounting guidelines or changes in our business, we could determine that the assumptions or model we used requires modification. Any such modification could result in significantly different charges in future periods and, potentially, could require us to correct the charges taken in prior periods. These modifications, as well as any such corrections of charges taken in a prior period could negatively affect our results of operations, stock price and our stock price volatility.

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

Funds from certain of our auction rate securities may not be accessible within 12 months and our auction rate securities may experience an other-than-temporary decline in value, which would adversely affect our income.

In February 2008, approximately $45.5 million of our investment portfolio consists of municipal auction rate securities whose underlying assets are generally student loans which are substantially backed by the federal government. The market for municipal auction rate securities held in our portfolio began experiencing auction failures on February 13, 2008. If the issuers of the affected securities are unable to successfully complete future auctions or refinance their obligations and their credit ratings deteriorate, we may be required to adjust the carrying value of these securities and recognize an impairment charge for an other-than-temporary decline in the fair values of these securities which will have an adverse impact on our results of operations. All of our auction rate securities, including those having recently experienced an auction failure, are currently rated triple-A by one or more rating agencies. We believe we will be able to liquidate our investment without significant loss within the next year, and we currently believe these securities are not significantly impaired. Based on our available cash and other investments, we do not currently anticipate that the lack of liquidity caused by failed auctions related to these securities will have a material adverse effect on our operating cash flows or will affect our ability to operate our business as usual.

Our business and investments could be adversely impacted by unfavorable economic political and social conditions.

General economic and market conditions, and other factors outside our control including significant natural disasters, terrorist attacks or military actions, could adversely affect our business and impair the value of our investments. For example, an economic downturn could result in impairment in the value of our investments requiring us to record losses related to such investments. Impairment in the value of these investments may disrupt our ongoing business and distract management. As of December 31, 2007, we had $600.7 million of short and long-term investments, including restricted investments, with various issuers and financial institutions. In many cases we do not attempt to reduce or eliminate our market exposure on these investments and could incur losses related to the impairment of these investments. Fluctuations in economic and market conditions could adversely affect the value of our investments, and we could lose some of our investment portfolio. A total loss of an investment could adversely affect our results of operations and financial condition. For further information on these investments, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

ITEM 1B.	UNRESOLVED STAFF COMMENTS

We have received no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of our 2007 fiscal year that remain unresolved.

ITEM 2.	PROPERTIES

We lease and sublease a total of 1,131,695 square feet of office space in the United States, Canada and Latin America, which is comprised of 474,150 square feet related to our Americas segment, 187,127 square feet related to our Online Services division and 470,418 square feet relating to our corporate headquarters located in Fort Lauderdale, Florida. Included in this total square footage is 368,843 square feet of office space in California, and 292,434 square feet of office space in other locations in the United States, Canada and Latin America.

We lease and sublease a total of 412,278 square feet of office space in various other facilities outside of North and Latin America, 198,899 of which relates to our Europe, the Middle East and Africa, or EMEA, segment and 213,379 of which relates to our Asia-Pacific segment. In addition, we own land and buildings in the United Kingdom with approximately 42,000 square feet of office space.

We believe that our existing facilities are adequate for our current needs. As additional space is needed in the future, we believe that suitable space will be available in the required locations on commercially reasonable terms.

ITEM 3.	LEGAL PROCEEDINGS

Due to the nature of our business, we are subject to patent infringement claims. In 2006, we were sued in the United States District Court for the Northern District of Ohio for alleged patent infringement by our Online Services division’s GoToMyPC service and in the United States District Court for the Southern District of Florida for alleged patent infringement by our Online Services division’s GoToMyPC and GoToMeeting services. The complaints name Citrix Systems, Inc. and Citrix Online LLC, a wholly-owned subsidiary of Citrix Systems, Inc., as defendants and seek unspecified damages and other relief. In January 2007, a similar suit naming Citrix Systems, Inc. was filed in the United States District Court of the Eastern District of Texas. In response, we filed answers denying infringement and alleging, among other things, that the asserted claims of these patents are invalid. With respect to the Northern District of Ohio case, on November 2, 2006, the court held a hearing for the purpose of construing disputed terms of the claims of the patent-in-suit, and on March 13, 2007, the court issued a claim construction ruling. On March 21, 2007, we moved for leave to amend our answer in that case to assert an affirmative defense and counterclaim of inequitable conduct, which is a complete defense. On August 28, 2007, the court granted our motion. On December 7, 2007, we filed motions for summary judgment in the Northern District of Ohio case, seeking judgment that the asserted patent is invalid and that we have not infringed the patent, as well as judgments on other, non-dispositive issues. On the same day, we filed a request with the United States Patent and Trademark Office seeking inter partes reexamination of the patent in suit, and we subsequently filed a request with the court in the Northern District of Ohio seeking a stay of the litigation pending the Patent Office’s determination of our reexamination request. The court has all of these motions under advisement. The Patent Office has not yet ruled on our reexamination request. Trial in the Northern District of Ohio case currently is scheduled to begin March 24, 2008. Trial in the Southern District of Florida case currently is scheduled to begin April 28, 2008, and trial in the Eastern District of Texas case currently is scheduled to begin June 15, 2009. In addition, the United States Patent and Trademark Office has decided to reexamine the patent at issue in the Southern District of Florida case. We believe that we have meritorious defenses to the allegations made in each of the complaints and intend to vigorously defend these lawsuits; however, we are unable to currently determine the ultimate outcome of these matters or the potential exposure to loss, if any.

On March 6, 2007, a purported stockholder derivative action entitled Sheet Metal Workers Local 28 Pension Fund v. Roger W. Roberts et al. (C.A. No. 07-60316), was filed in the US District Court for the Southern District of Florida against certain of our current and former directors and officers, and against us as a nominal defendant. The lawsuit asserts, among other things, that certain stock option grants made by us were dated and accounted for inappropriately. The lawsuit seeks the recovery of monetary damages and other relief for damage allegedly caused to us. An amended complaint, which changed the plaintiff in the action, named additional defendants and included additional allegations concerning our stock option granting practices, was filed on January 15, 2008 under the caption Rappaport v. Roberts, et al. (CA No. 07-60316).

We also received a demand letter dated March 15, 2007 from a purported stockholder with respect to certain stock option grants made to our current and former directors and officers during the years 1996 through 2003. That demand letter asserted, among other things, that certain stock option grants made by us were dated and accounted for inappropriately. The demand letter sought, among other things, the commencement by our Board of Directors of an action against our directors and officers from 1996 forward for alleged breaches of fiduciary duties in connection with the granting of the options. A special committee of independent directors was appointed to review and consider the assertions contained in the demand letter. The special committee has completed its work and has determined that it would not be in the best interests of the company to pursue the claims referred to in the demand letter.

In July 2007, two additional purported stockholder derivative actions entitled Ekas v. Citrix, et al. (Case No. 07-16114-11) and Crouse v. Citrix, et al. (Case No. 07-16249-03) were filed in the Circuit Court for Broward County, Florida state court against certain of our current and former directors and officers, and against us as a nominal defendant. These actions assert, among other things, that certain stock option grants made by us were dated and accounted for inappropriately. As with the Sheet Metal Workers’ action, both the Ekas and Crouse actions seek the recovery of monetary damages and other relief for damages allegedly caused to us. Neither the purported stockholder derivative actions nor the demand letter described above seeks to recover amounts from us. An amended complaint in the Ekas action, which contains additional allegations concerning our stock option granting practices was filed on December 14, 2007.

During the course of our stock option investigation, we have periodically met and discussed the results of this investigation with the staff of the Securities and Exchange Commission, or SEC. On January 30, 2008, we received a letter from the SEC Staff stating that the Staff has completed its investigation and does not intend to recommend any enforcement action by the SEC against us.

In addition, we are a defendant in various litigation matters generally arising out of the normal course of business. Although it is difficult to predict the ultimate outcome of these cases, we believe that the ultimate outcome will not materially affect our business, financial position, results of operations or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s annual meeting of stockholders held on October 18, 2007, the Company’s stockholders took the following actions:

The Company’s stockholders elected Mark B. Templeton, Stephen M. Dow and Godfrey R. Sullivan, each as a Class III director, to serve for a three-year term expiring at the Company’s annual meeting of stockholders in 2010 or until his successor has been duly elected and qualified or until his earlier resignation or removal. The directors were elected by a plurality of the votes cast at the 2007 annual meeting as follows: 144,751,442 shares voted for the election of Mr. Templeton, 82,306,008 shares voted for the election of Mr. Dow and 100,138,443 shares voted for the election of Mr. Sullivan; and 5,572,519 shares were withheld from the election of Mr. Templeton, 68,017,953 shares were withheld from the election of Mr. Dow and 50,185,518 shares were withheld from the election of Mr. Sullivan. No other persons were nominated, nor received votes, for election as a director of the Company at the 2007 annual meeting. The other directors of the Company whose terms continued after the 2007 annual meeting were Murray J. Demo, Asiff S. Hirji, Thomas F. Bogan and Gary E. Morin.

The Company’s stockholders approved an amendment to the Company’s 2005 Equity Incentive Plan. The votes cast at the 2007 annual meeting were as follows: 106,272,831 shares voted for, 22,652,032 shares voted against and 1,824,402 shares abstained from voting. There were 19,574,696 broker non-votes with respect to this proposal.

The Company’s stockholders approved the stockholder proposal regarding the adoption of a majority voting standard for uncontested elections. The votes cast at the 2007 annual meeting were as follows: 91,375,597 shares voted for, 38,106,930 shares voted against and 1,266,737 shares abstained from voting. On December 6, 2007, we amended our by-laws and Corporate Governance Guidelines to implement a majority voting standard for uncontested director elections. There were 19,574,697 broker non-votes with respect to this proposal.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock and Dividend Policy

Our common stock is currently traded on The Nasdaq Global Select Market under the symbol “CTXS.” The following table sets forth the high and low closing prices for our common stock as reported on The Nasdaq Global Select Market for the periods indicated, as adjusted to the nearest cent. Such information reflects inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

	High	Low
Year Ended December 31, 2007:
Fourth quarter	$43.86	$36.12
Third quarter	$40.68	$31.79
Second quarter	$34.61	$30.48
First quarter	$33.06	$26.83
Year Ended December 31, 2006:
Fourth quarter	$35.39	$26.82
Third quarter	$40.29	$28.00
Second quarter	$45.16	$34.61
First quarter	$37.90	$29.24

On February 20, 2008, the last reported sale price of our common stock on The Nasdaq Global Select Market was $36.51 per share. As of February 20, 2008, there were approximately 1,458 holders of record of our common stock.

We currently intend to retain any earnings for use in our business, for investment in acquisitions and to repurchase shares of our common stock. We have not paid any cash dividends on our capital stock in the last two years and do not currently anticipate paying any cash dividends on our capital stock in the foreseeable future.

Equity Compensation Plan Information

The following table (in thousands, except option price) provides information as of December 31, 2007 about the securities authorized for issuance to our employees and non-employee directors under our fixed stock-based compensation plans:

Plan category	(A) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(B) Weighted-average exercise price of outstanding options, warrants and rights	(C) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders(1)	25,565	$32.64	8,772
Equity compensation plans not approved by security holders(2)	5,179	$3.14	—

Total	30,744	$27.67	8,772

(1)

Includes securities issuable upon exercise of outstanding options, warrants and rights that were issued pursuant to our 1995 Stock Plan, the Third Amended and Restated 1995 Employee Stock Purchase Plan, the 2000 Director and Officer Stock Option and Incentive Plan, and the Amended and Restated 1995 Non-Employee Director Stock Option Plan. No additional awards will be granted under these plans. Also includes securities issuable upon exercise of outstanding options, warrants and rights that have been issued pursuant to our 2005 Equity Incentive Plan, which is currently available for future grants.

(2)

Consists of the following plans assumed in acquisitions: Ardence Delaware, Inc.’s 2005 Omnibus Plan, Ardence Delaware Inc.’s 2006 Restricted Stock Unit Plan, QuickTree, Inc.’s 2007 Restricted Stock Unit Plan, XenSource Inc.’s 2005 Stock Plan, the NetScaler Plan, the Teros Plan, the Reflectent Stock Plan, the Reflectent RSU Plan, the Orbital Incentive Plan, the Orbital RSU Plan, the 2000 Net6 Plan and the 2003 Net6 Plan.

Issuer Purchases of Equity Securities

Our Board of Directors has authorized an ongoing stock repurchase program with a total repurchase authority granted to us of $1.8 billion, of which $300.0 million was authorized in January 2008. The objective of the stock repurchase program is to improve stockholders’ returns. At December 31, 2007, approximately $33.5 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. The following table shows the monthly activity related to our stock repurchase program for the quarter ended December 31, 2007.

	Total Number of Shares Purchased (1)	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate dollar value of Shares that may yet be Purchased under the Plans or Programs (in thousands)
October 1, 2007 through October 31, 2007	1,573,859	$41.22	(2)	1,573,859	$118,577
November 1, 2007 through November 30, 2007	2,284,670	$39.52	(2)	2,284,670	$33,474
December 1, 2007 through December 31, 2007	1,517,360	$37.53	(2)	1,517,360	$33,474

Total	5,375,889	$39.46	(2)	5,375,889	$33,474

(1)

Represents shares received under our prepaid stock repurchase programs and shares acquired in open market purchases. We expended approximately $200.0 million during the quarter ended December 31, 2007 for repurchases of our common stock. For more information see Note 7 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2007.

(2)

These amounts represent the cumulative average of the price paid per share for shares acquired in open market purchases and those received under our prepaid stock repurchase programs, some of which extend over more than one fiscal period.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2007.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)
Consolidated Statements of Income Date:
Net revenues	$1,391,942	$1,134,319	$908,722	$741,157	$588,625
Cost of revenues (a)	137,607	98,698	58,099	26,656	31,639

Gross margin	1,254,335	1,035,621	850,623	714,501	556,986
Operating expenses:
Research and development	205,103	155,331	108,751	86,654	66,366
Sales, marketing and support	590,409	480,343	394,153	337,777	258,522
General and administrative	229,229	178,669	125,425	105,799	87,196
Amortization of other intangible assets	17,387	16,934	11,622	6,204	300
In-process research and development	9,800	1,000	7,000	19,100	—

Total operating expenses	1,051,928	832,277	646,951	555,534	412,384

Income from operations	202,407	203,344	203,672	158,967	144,602
Interest income	49,704	41,210	23,614	14,274	21,120
Interest expense	(737)	(927)	(2,426)	(11,756)	(18,436)
Other expense, net	(466)	(546)	(506)	2,851	3,458

Income before income taxes	250,908	243,081	224,354	164,336	150,744
Income taxes	36,425	60,084	58,745	33,049	30,702

Net income	$214,483	$182,997	$165,609	$131,287	$120,042

Diluted earnings per share (b)	$1.14	$0.97	$0.93	$0.75	$0.70

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands)
Consolidated Balance Sheet Data:
Total assets	$2,534,693	$2,024,473	$1,698,982	$1,306,416	$1,369,768
Current portion of long-term debt	—	—	—	—	351,423
Stockholders’ equity	1,838,325	1,464,289	1,214,528	936,833	717,191
Long-term debt	—	—	31,000	—	—

(a)

Cost of revenues includes amortization of product related intangible assets of $29.6 million, $19.2 million, $16.8 million, $6.1 million, and $11.0 million in 2007, 2006, 2005, 2004 and 2003, respectively.

(b)

Our diluted weighted–average shares outstanding primarily fluctuates based on the level of shares issued under our stock-based compensation programs, stock repurchases made under our stock repurchase program and shares issued in connection with our acquisitions. See Notes 3, 6 and 7 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2007.

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

2007 Acquisitions

Ardence Delaware Inc.

On January 5, 2007, we acquired all of the issued and outstanding capital stock of Ardence Delaware Inc. or the Ardence Acquisition, a leading provider of solutions that allow information technology administrators to set up and configure PCs, servers, and Web servers in real time from a centrally managed source. The Ardence Acquisition strengthens our application delivery capabilities with more robust streaming and provisioning technologies and increased security and reliability. The total consideration for the Ardence Acquisition was $51.7 million comprised of cash paid of $50.3 million and acquisition related costs of approximately $1.4 million. As part of the Ardence Acquisition, we assumed approximately 0.1 million non-vested stock-based awards and approximately 0.1 million stock option upon the closing of the transaction. The sources of funds for consideration paid in the transaction consisted of available cash and investments.

Xensource, Inc.

On October 19, 2007, we completed our acquisition of all of the issued and outstanding capital stock of XenSource, Inc., or the XenSource Acquisition, a privately held leader in enterprise-grade virtual infrastructure solutions. The acquisition positions us in adjacent server and desktop virtualization markets that will allow us to extend our leadership in the broader Application Delivery Infrastructure market by adding key enabling technologies that make the end-to-end computing environment more flexible, dynamic and responsive to business change. The total consideration for the XenSource Acquisition was approximately $328.5 million, comprised of approximately 7.1 million shares of our common stock valued at $232.3 million, $92.5 million in cash and approximately $3.7 million in direct transaction costs. In addition, in connection with the XenSource Acquisition we issued approximately 1.3 million unvested shares of our common stock and assumed approximately 3.3 million stock options each of which will be exercisable for the right to receive one share of our common stock upon vesting. The sources of funds for cash consideration paid in the transaction consisted of available cash and investments.

The Sevin Rosen funds, a venture capital firm, was a stockholder in XenSource. Stephen Dow, a member of our Board of Directors, is a general partner of the Sevin Rosen funds and did not directly hold any interest in XenSource. Although the Sevin Rosen funds were represented on the Board of Directors of XenSource, Mr. Dow was not a director of XenSource. Our acquisition of XenSource, provided a return to all the partners of the Sevin Rosen funds, including Mr. Dow. Subject to certain assumptions, we estimate that the allocation to Mr. Dow through the general partner entities of the Sevin Rosen funds related to the acquisition of XenSource will be approximately $1.9 million, if and when the Sevin Rosen funds distribute such allocations to its general partner entities. Mr. Dow has been on our Board of Directors since 1989 and currently owns 278,564 shares of our common stock. Mr. Dow did not attend the meeting at which our Board approved the transaction and recused himself from the vote to approve the transaction. Consistent with our policies and the charter of the Nominating and Corporate Governance Committee of our Board of Directors, the acquisition of XenSource was reviewed and approved by the Nominating and Corporate Governance Committee.

There were no material relationships among us and XenSource or any of their respective affiliates or any of the parties to the agreement to acquire XenSource and related agreements, other than in respect of such agreements themselves and as disclosed in this Annual Report on form 10-K .

Revenues from the products acquired in the Ardence Acquisition and the XenSource Acquisition, or together, the 2007 Acquisitions, are primarily included in our Product License revenue. The 2007 Acquisitions results of operations have been included in our consolidated results of operations beginning after the date of the respective acquisitions.

Purchase Accounting for the 2007 Acquisitions

Under the purchase method of accounting, the purchase prices for the 2007 Acquisitions were allocated to the acquired companies’ net tangible and intangible assets based on their estimated fair values as of the date of the completion of the acquisitions. The allocation of the total purchase prices are summarized below (in thousands):

	Ardence		XenSource
	Purchase Price Allocation	Asset Life	Purchase Price Allocation	Asset Life
Current assets	$6,326		$19,177
Property and equipment	917	Various	1,224	Various
In-process research and development	1,200		8,600
Other assets	—		112
Intangible assets	22,160	1-7 years	146,440	2-8 years
Goodwill	43,187	Indefinite	214,299	Indefinite

Assets acquired	73,790		389,852
Current liabilities assumed	(10,851)		(4,179)
Long-term liabilities assumed	(2,673)		—
Deferred tax liabilities, non-current	(8,577)		(57,214)

Net assets acquired, including direct transaction costs	$51,689		$328,459

Current assets acquired in connection with the Ardence Acquisition consisted mainly of accounts receivable and current assets acquired in connection with the XenSource Acquisition consisted mainly of short-term deferred tax assets and to a lesser extent, accounts receivable. Current liabilities acquired in the acquisition of Ardence consisted primarily of short-term debt and other accrued expenses and current liabilities acquired in the XenSource Acquisition consisted primarily of other accrued expenses. Long-term liabilities acquired in the Ardence Acquisition consisted primarily of facilities related costs. Of the goodwill related to the 2007 Acquisitions, approximately $184.5 million was assigned to our Americas segment, approximately $62.0 was assigned to our Europe, Middle East and Africa, or EMEA, segment and approximately $11.0 million was assigned to our Asia-Pacific segment. The goodwill is not deductible for tax purposes. Please refer to Note 12 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2007.

2006 Acquisitions

During 2006, we acquired all of the issued and outstanding capital stock of two privately held companies, Reflectent Software, Inc., a provider of solutions to monitor the real-time performance of client-server, Web and desktop applications from an end-user perspective, and Orbital Data Corporation, a provider of solutions that optimize the delivery of applications over wide area networks, together the 2006 Acquisitions. The 2006 Acquisitions strengthen our Citrix Delivery Center products which are designed to offer comprehensive solutions across all dimensions of application delivery. The total consideration for the 2006 Acquisitions was $68.0 million comprised of cash paid of $65.1 million and other costs related primarily to direct transaction costs of $2.9 million. As part of the 2006 Acquisitions, we assumed approximately 0.4 million non-vested stock-based awards upon the closing of the transaction. The sources of funds for consideration paid in these transactions consisted of available cash and investments. In connection with the 2006 Acquisitions, we allocated $43.7 million to goodwill, $17.3 million to core and product technology and $3.6 million to other intangible assets. We assigned all of the goodwill to our Americas segment

2005 Acquisitions

During 2005, we acquired all of the issued and outstanding capital stock of two privately held companies, NetScaler, Inc. and Teros, Inc., or together, the 2005 Acquisitions, for a total of $172.8 million in cash, 6.6 million shares of our common stock valued at $154.8 million and estimated direct transaction costs of $6.2 million. We also assumed approximately $20.6 million in non-vested stock-based compensation upon the closing of the NetScaler, Inc., or NetScaler, transaction that was accounted for in accordance with FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB Opinion No. 25) and was recorded as deferred compensation in the accompanying 2005 consolidated balance sheet. The assumed awards had an excess of fair value over intrinsic value of $0.5 million, which is reflected in the total consideration for the transaction. The 2005 Acquisitions further extended our Citrix Delivery Center products, which is designed to offer comprehensive solutions across all dimensions of application delivery. The results of operations of the acquired companies are included as part of our results beginning after their respective dates of acquisition and revenues from the acquired products are included in our Product License revenue and Technical Services revenue in the accompanying consolidated statements of income. In connection with the 2005 Acquisitions, we allocated $230.0 million to goodwill, $40.2 million to core technology and $35.8 million to other intangible assets. We assigned all of the goodwill to our Americas segment.

In-process Research and Development for Acquisitions

The fair values used in determining the purchase price allocation for certain intangible assets for our acquisitions were based on estimated discounted future cash flows, royalty rates and historical data, among other information. Purchased in-process research and development, or IPR&D, was expensed immediately upon the closing of our 2007 Acquisitions in the amount of $9.8 million, our 2006 Acquisitions in the amount of $1.0 million and our 2005 Acquisitions in the amount of $7.0 million, in accordance with FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method, due to the fact that it pertained to technology that was not currently technologically feasible, meaning it had not reached the working model stage, did not contain all of the major functions planned for the product, was not ready for initial customer testing and had no alternative future use. The fair value assigned to in-process research and development was determined using the income approach, which includes estimating the revenue and expenses associated with a project’s sales cycle and by estimating the amount of after-tax cash flows attributable to the projects. The future cash flows were discounted to present value utilizing an appropriate risk-adjusted rate of return, which ranged from 19%–36%. The rate of return included a factor that takes into account the uncertainty surrounding the successful development of the IPR&D.

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

Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2007 describes the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements.

Revenue Recognition

The accounting related to revenue recognition in the software industry is complex and affected by interpretations of the rules and an understanding of industry practices, both of which are subject to change. As a result, revenue recognition accounting rules require us to make significant judgments. In addition, our judgment is required in assessing the probability of collection, which is generally based on evaluation of customer-specific information, historical collection experience and economic market conditions. If market conditions decline, or if the financial condition of our distributors or customers deteriorate, we may be unable to determine that collectability is probable, and we could be required to defer the recognition of revenue until we receive customer payments.

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

In the normal course of business, we are not obligated to accept product returns from our distributors under any other conditions, unless the product item is defective in manufacture, but we do provide most of our distributors with stock balancing and price protection rights. Stock balancing rights permit distributors to return products to us up to the forty-fifth day of the fiscal quarter, subject to ordering an equal dollar amount of our other products prior to the last day of the same fiscal quarter. Price protection rights require that we grant retroactive price adjustments for inventories of our products held by distributors or resellers if we lower our prices for such products. Product items returned to us under the stock balancing program must be in new, unused and unopened condition. We establish provisions for estimated returns for stock balancing and price protection rights, as well as other sales allowances, concurrently with the recognition of revenue. The provisions are established based upon consideration of a variety of factors, including, among other things, recent and historical return rates for both specific products and distributors, estimated distributor inventory levels by product, the impact of any new product releases and projected economic conditions. Actual product returns for stock balancing and price protection provisions incurred are, however, dependent upon future events, including the amount of stock balancing activity by our distributors and the level of distributor inventories at the time of any price adjustments. We continually monitor the factors that influence the pricing of our products and distributor inventory levels and make adjustments to these provisions when we believe actual returns and other allowances could differ from established reserves. Our ability to recognize revenue upon shipment to our distributors is predicated on our ability to reliably estimate future stock balancing returns. If actual experience or changes in market condition impairs our ability to estimate returns, we would be required to defer the recognition of revenue until the delivery of the product to the end-user. Allowances for estimated product returns amounted to approximately $1.7 million at December 31, 2007 and 2006. We have not reduced and have no current plans to reduce our prices for inventory currently held by distributors or resellers. Accordingly, there were no reserves required for price protection at December 31, 2007 and December 31, 2006. We also record reductions to revenue for customer programs and incentive offerings including volume-based incentives, at the time the sale is recorded. If market conditions were to decline, we could take actions to increase our customer incentive offerings, which could result in an incremental reduction to our revenue at the time the incentive is offered.

Stock-Based Compensation

We adopted the provisions of Statement of Financial Accounting Standards, or SFAS, No. 123R, Share-Based Payment on January 1, 2006, the effective date for such adoption. Prior to January 1, 2006, we accounted for our stock-based compensation plans under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation. We did not recognize compensation cost related to stock options granted to our employees and non-employee directors that had an exercise price equal to or above the market value of the underlying common stock on the date of grant in our consolidated statement of income prior to January 1, 2006. We elected to adopt SFAS No. 123R using the modified-prospective method, under which compensation cost, based on the requirements of SFAS No. 123R, is recognized beginning with the effective date for all stock-based awards granted to employees after the effective date and prior to the effective date that remain unvested as of the effective date. In addition, under the modified-prospective method prior periods are not revised for comparative purposes. Under the fair value recognition provisions of SFAS No. 123R, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service or performance period, which is the vesting period.

We currently use the Black-Scholes option pricing model to determine the fair value of stock options. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, the expected term of the award, the risk-free interest rate and any expected dividends.

For purposes of determining the expected volatility factor, we considered the implied volatility in two-year market-traded options on our common stock based on third party volatility quotes in accordance with the provisions of Staff Accounting Bulletin, or SAB, No. 107. Our decision to use implied volatility was based upon the availability of actively traded options on our common stock and our assessment that implied volatility is more representative of future stock price trends than historical volatility. The expected term of our options is based on historical employee exercise patterns. We also analyzed our historical pattern of option exercises based on certain demographic characteristics and we determined that there were no meaningful differences in option exercise activity based on demographic characteristics. The approximate risk free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with remaining terms equivalent to the expected term on our options. We do not intend to pay dividends on our common stock in the foreseeable future and, accordingly, we used a dividend yield of zero in the option pricing model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. All stock-based payment awards that vest based on service, including those with graded vesting schedules, are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. Beginning in 2006, we began issuing non-vested stock units and non-vested stock with performance goals to certain senior members of management. The number of non-vested stock units or non-vested stock underlying each award may be determined based on a range of attainment within defined performance goals. We are required to estimate the attainment that will be achieved related to the defined performance goals and number of non-vested stock units or non-vested stock that will ultimately be awarded in order to recognize compensation expense over the vesting period. If our initial estimates of performance goal attainment change, the related expense may fluctuate from quarter to quarter based on those estimates and if the performance goals are not met, no compensation cost will be recognized and any previously recognized compensation cost will be reversed. As of December 31, 2007, there was $217.7 million of total unrecognized compensation cost related to options, non-vested stock and non-vested stock units. That cost is expected to be recognized over a weighted-average period of 2.38 years.

If factors change and we employ different assumptions for estimating stock-based compensation expense in future periods or if we decide to use a different valuation model, the stock-based compensation expense we recognize in future periods may differ significantly from what we have recorded in the current period and could materially affect our operating income, net income and earnings per share. This may result in a lack of consistency in future periods and materially affect the fair value estimate of stock-based payments. It may also result in a lack of comparability with other companies that use different models, methods and assumptions. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. These characteristics are not present in our option grants. Existing valuation models, including the Black-Scholes and lattice binomial models, may not provide reliable measures of the fair values of our stock-based compensation. Consequently, there is a risk that our estimates of the fair values of our stock-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those stock-based payments in the future. Certain stock-based payments, such as employee stock options, may expire with little or no intrinsic value compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, the value realized from these instruments may be significantly higher than the fair values originally estimated on the grant date and reported in our financial statements. There is currently no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values. The guidance in SFAS No. 123R and SAB No. 107 is relatively new from an application perspective and the application of these principles may be subject to further interpretation and refinement over time. See Notes 2 and 6 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2007 for further information regarding our adoption of SFAS No. 123R.

Core and Product Technology Assets

We have acquired our core and product technology assets from our business combinations and other third party agreements. In applying purchase accounting, we allocate a portion of purchase price of acquired companies to the core and product technology assets acquired based on their estimated fair values. We typically engage third party appraisal firms to assist us in determining the fair values of core and product technology assets acquired. Such valuations require us to make significant estimates and assumptions. These estimates are based on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. Critical estimates in determining the fair value of the core and product technology assets include but are not limited to future expected cash flows earned from the core and product technology and discount rates applied in determining the present value of those cash flows. Unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or actual results.

We review acquired core and product technology assets for impairment on a periodic basis by comparing the estimated net realizable value to the unamortized cost of the technology. The recoverability of these technologies is primarily dependent upon our ability to commercialize products utilizing these technologies. The estimated net realizable value of the purchased technology is based on the estimated undiscounted future cash flows derived from such technology. Our assumptions about future revenues and expenses require significant judgment associated with the forecast of the performance of our products. Actual revenues and costs could vary significantly from these forecasted amounts. As of December 31, 2007, the estimated undiscounted future cash flows expected from core and product technology assets from these acquisitions is sufficient to recover their carrying value. If these products are not ultimately accepted by our customers and distributors, and there is no alternative future use for the technology, we could determine that some or all of their remaining $177.3 million carrying value is impaired. In the event of impairment, we would record an impairment charge to earnings that could have a material adverse effect on our results of operations.

Goodwill

At December 31, 2007, we had $888.5 million in goodwill primarily related to our acquisitions. The goodwill recorded in relation to these acquisitions is not deductible for tax purposes. We operate in a single industry segment consisting of the design, development and marketing of technology solutions that deliver applications on-demand. Our revenues are derived from sales of our Citrix Delivery Center products and related technical services in the Americas, EMEA, and Asia-Pacific regions and from online services sold by our Online Services division. These three geographic regions and the Online Services division constitute our reportable segments. See Note 12 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2007 for additional information regarding our reportable segments. We evaluate goodwill along these segments, which represent our reporting units. Substantially all of our goodwill at December 31, 2007 was associated with our Americas and Online Services division reportable segments. Excluding goodwill, we have no intangible assets deemed to have indefinite lives.

We use judgment in assessing goodwill for impairment. Goodwill is reviewed for impairment annually, or sooner if events or changes in circumstances indicate that the carrying amount could exceed fair value. Fair values are based on discounted cash flows using a discount rate determined by our management to be consistent with industry discount rates and the risks inherent in our current business model. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we completed the required annual impairment tests of goodwill as of December 31, 2007. There were no impairment charges recorded as a result of our annual impairment tests. Due to uncertain market conditions and potential changes in our strategy, product portfolio or reportable segments, it is possible that the forecasts we use to support our goodwill could change in the future, which could result in non-cash charges that would adversely affect our results of operations and financial condition.

Income Taxes

We are required to estimate our income taxes in each of the jurisdictions in which we operate as part of the process of preparing our consolidated financial statements. At December 31, 2007, we had approximately $43.0 million in deferred tax assets. SFAS No. 109, Accounting for Income Taxes, requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We review deferred tax assets periodically for recoverability and make estimates and judgments regarding the expected geographic sources of taxable income and gains from investments, as well as tax planning strategies in assessing the need for a valuation allowance. At December 31, 2007, we determined that no valuation allowance was necessary to reduce our deferred tax assets to the amount that will more likely than not be realized. If the estimates and assumptions used in our determination change in the future, we could be required to revise our estimates of the valuation allowances against our deferred tax assets and adjust our provisions for additional income taxes.

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

Since the beginning of our stock option investigation on November 30, 2006, we have incurred approximately $12.3 million in professional fees in connection with the investigation. Of the $12.3 million in investigation related expenses, we incurred approximately $11.3 million during the year ended December 31, 2007.

Results of Operations

Our operations consist of the design, development and marketing of technology solutions that deliver applications on-demand with high performance, enhanced security and improved total cost of ownership, or TCO. We market and license our products through multiple channels such as value added resellers, channel distributors, system integrators, independent software vendors, our Websites and original equipment manufacturers.

A substantial majority of our overseas operating expenses and capital purchasing activities are transacted in local currencies and are subject to fluctuations in foreign currency exchange rates. In order to minimize the impact on our operating results, we generally initiate our hedging of currency exchange risks up to one year in advance of anticipated foreign currency expenses. When the dollar is weak, foreign currency denominated expenses will be higher; these higher expenses will be partially offset by the gain in our hedging contracts. If the dollar is strong, foreign currency denominated expenses will be lower, and our hedging practices will cause these lower expenses to be partially offset by the aggregate loss in our hedging contracts. There is a risk that there will be fluctuations in foreign currency exchange rates beyond the one year timeframe for which we hedge our risk. Due to the generally weaker dollar during the year ended December 31, 2007, our operating expenses benefited from gains in our hedging programs as compared to the year ended December 31, 2006.

Our cost of services revenues and operating expenses increased for 2006 when compared to 2005 due to the recognition of stock-based compensation expense related to our adoption of SFAS No. 123R. In 2008, we anticipate that our stock-based compensation expense will increase primarily due to awards assumed in conjunction with our XenSource Acquisition. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” and “— 2007 Acquisitions” as well as Notes 2, 3 and 6 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2007 for more information related to our adoption of SFAS No. 123R and our acquisitions.

The following table sets forth our consolidated statements of income data and presentation of that data as a percentage of change from period-to-period.

	Year Ended December 31,			2007 Compared to 2006	2006 Compared to 2005
	2007	2006	2005
	(In thousands)
Revenues:
Product licenses	$577,144	$488,487	$409,435	18.1%	19.3%
License updates	484,669	405,756	331,102	19.4	22.5
Online services	213,744	148,795	99,097	43.6	50.2
Technical services	116,385	91,281	69,088	27.5	32.1

Total net revenues	1,391,942	1,134,319	908,722	22.7	24.8
Cost of revenues:
Cost of product license revenues	42,984	32,911	14,404	30.6	128.5
Cost of services revenues	65,027	46,585	26,929	39.6	73.0
Amortization of product related intangible assets	29,596	19,202	16,766	54.1	14.5

Total cost of revenues	137,607	98,698	58,099	39.4	69.9

Gross margin	1,254,335	1,035,621	850,623	21.1	21.7
Operating expenses:
Research and development	205,103	155,331	108,751	32.0	42.8
Sales, marketing and support	590,409	480,343	394,153	22.9	21.9
General and administrative	229,229	178,669	125,425	28.3	42.5
Amortization of other intangible assets	17,387	16,934	11,622	2.7	45.7
In-process research and development	9,800	1,000	7,000	*	(85.7)

Total operating expenses	1,051,928	832,277	646,951	26.4	28.6

Income from operations	202,407	203,344	203,672	(0.5)	(0.2)
Interest income	49,704	41,210	23,614	20.6	74.5
Interest expense	(737)	(927)	(2,426)	(20.5)	(61.8)
Other expense, net	(466)	(546)	(506)	(14.7)	7.9

Income before income taxes	250,908	243,081	224,354	3.2	8.3
Income taxes	36,425	60,084	58,745	(39.4)	2.3

Net income	$214,483	$182,997	$165,609	17.2	10.5

*	not meaningful.

Revenues

Net revenues include the following categories: Product Licenses, License Updates, Online Services and Technical Services. Product Licenses primarily represent fees related to the licensing of the following products:

•	Our Application Virtualization products, including XenApp (formerly Presentation Server) and Access Essentials;

•	Our Application Networking products, including our NetScaler, Access Gateway and WANScaler products;

•	Our Application Performance Monitoring products, including EdgeSight; and

•	Our Server Virtualization products, including Provisioning Server (formerly Ardence) and XenServer, both acquired in our 2007 Acquisitions.

In addition, we offer incentive programs to our channel distributors and value-added resellers to stimulate demand for our products. Revenues associated with these programs are partially offset by these incentives to our channel distributors and value-added resellers.

Our Application Virtualization Product License revenue accounted for approximately 76.3% of our Product License revenue for the year ended December 31, 2007, 81.0% of our Product License revenue for the year ended December 31, 2006 and 93.2% of our Product License revenue for the year ended December 31, 2005. The decrease in our Application Virtualization Product License revenue as a percent of our total Product License revenue when comparing the year ended December 31, 2007 to the year ended December 31, 2006 is primarily due to increased sales of our Application Networking products, including the full year impact of the addition of our WANScaler products, and to a lesser extent, the addition of our Provisioning Server products in 2007 and the full year impact of our EdgeSight products. During 2008, we expect our Application Virtualization Product License revenue to continue to decrease as a percent of our total Product License revenue primarily due to expected increases in sales of our newly acquired XenServer product and our Application Networking products. License Updates consist of fees related to our Subscription Advantage program that are recognized ratably over the term of the contract, which is typically 12 to 24 months. Subscription Advantage is an annual renewable program that provides subscribers with automatic delivery of software upgrades, enhancements and maintenance releases when and if they become available during the term of the subscription. We anticipate that Subscription Advantage will continue to be of strategic importance to our business throughout 2008 because it fosters long-term customer relationships and gives us improved visibility and predictability due to the recurring nature of this revenue stream. Online Services revenues consist primarily of fees related to online service agreements and are recognized ratably over the contract term. Technical Services revenues are comprised of fees from technical support services which are recognized ratably over the contract term, as well as revenues from product training and certification, and consulting services revenue related to implementation of our products, which is recognized as the services are provided.

	Year Ended December 31,			2007 Compared to 2006	2006 Compared to 2005
	2007	2006	2005
	(In thousands)
Revenues:
Product licenses	$577,144	$488,487	$409,435	$88,657	$79,052
License updates	484,669	405,756	331,102	78,913	74,654
Online services	213,744	148,795	99,097	64,949	49,698
Technical services	116,385	91,281	69,088	25,104	22,193

Total net revenues	$1,391,942	$1,134,319	$908,722	$257,623	$225,597

Product Licenses

Product License revenue increased during 2007 when compared to 2006 primarily due to increased sales of our Application Virtualization and Application Networking products and, to a lesser extent due to sales of our Provisioning Server products acquired in 2007. Product License revenue increased during 2006 when compared to 2005 primarily due to the full year impact and increased sales of our Application Networking products and, to a lesser extent, increased sales of our Application Virtualization products. We currently anticipate that our Application Virtualization Product License revenue will be flat to slightly down when comparing the first quarter of 2008 to the fourth quarter of 2007; however, for fiscal year 2008, we expect Product License revenue to increase overall primarily due to growth from our Application Virtualization products, expected growth from sales of our newly acquired XenSource products, and to a lesser extent, increased sales of our Application Networking products.

License Updates

License Updates revenue increased during 2007 when compared to 2006 and increased during 2006 when compared to 2005 primarily due to a larger base of subscribers and increasing renewals related to our Subscription Advantage program. We also currently anticipate that License Updates revenue will continue to increase in 2008 due primarily to increased renewals and continued growth in our installed customer base.

Online Services

Online Services revenue increased during 2007 when compared to 2006 primarily due to increased sales of our real time application collaboration products. Online Services revenue increased during 2006 when compared to 2005 primarily due to increased customer adoptions and renewals of our Online Services products. We currently expect Online Services revenues to continue to increase in 2008 but at a slower rate than experienced when comparing 2007 to 2006.

Technical Services

Technical Services revenue increased during 2007 when compared to 2006 primarily due to increased sales of support services related to our Application Networking products and to a lesser extent an increase in sales of support and services related to the implementation of our Application Virtualization products. Technical Services revenue increased during 2006 when compared to 2005 primarily due to the full year impact and increased sales of support and services related to our Application Networking products and an increase in sales of services and support related to the implementation of our Application Virtualization products.

Deferred Revenue

Deferred revenues are primarily comprised of License Updates revenue from our Subscription Advantage product, Online Services revenues from annual service agreements for our online services products and Technical Services revenues related to our support services and consulting contracts. Deferred revenues increased approximately $86.4 million as of December 31, 2007 compared to December 31, 2006 primarily due to increased renewals of our Subscription Advantage product, increased new sales of our Subscription Advantage product, increased sales of our online service agreements and, to a lesser extent, sales of services related to our Application Networking products. We currently expect deferred revenue to continue to increase in 2008.

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

International Revenues

International revenues (sales outside the United States) accounted for approximately 44.5% of our net revenues for the year ended December 31, 2007, 47.4% of our net revenues for the year ended December 31, 2006 and 50.0% for the year ended December 31, 2005. The decrease in international revenue as a percent of net revenues for the year ended December 31, 2007 compared to the year ended December 31, 2006 is primarily due to increased sales performance and growth in our Online Services products, which are currently primarily comprised of domestic revenues, and increased performance in the United States across most product offerings. For detailed information on international revenues, please refer to Note 12 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2007.

Segment Revenues

An analysis of our reportable segment net revenue is presented below:

	Year Ended December 31,			Revenue Growth 2006 to 2007	Revenue Growth 2005 to 2006
	2007	2006	2005
	(In thousands)
Americas (1)	$614,181	$499,278	$397,233	23.0%	25.7%
EMEA (2)	447,201	391,650	334,900	14.2	16.9
Asia-Pacific	116,816	94,596	77,492	23.5	22.1
Online Services division	213,744	148,795	99,097	43.6	50.2

Consolidated net revenues	$1,391,942	$1,134,319	$908,722	22.7	24.8

(1)	Our Americas segment is comprised of the United States, Canada and Latin America.
(2)	Defined as Europe, Middle East and Africa.

With respect to our segment revenues, the increase in net revenues for the comparative periods presented was due primarily to the factors previously discussed across our reportable segments. For additional information on our segment revenues, please refer to Note 12 of our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2007.

Cost of Revenues

	Year Ended December 31,			2007 Compared to 2006	2006 Compared to 2005
	2007	2006	2005
	(In thousands)
Cost of product license revenues	$42,984	$32,911	$14,404	$10,073	$18,507
Cost of services revenues	65,027	46,585	26,929	18,442	19,656
Amortization of product related intangible assets	29,596	19,202	16,766	10,394	2,436

Total cost of revenues	$137,607	$98,698	$58,099	$38,909	$40,599

Cost of product license revenues consists primarily of hardware, product media and duplication, manuals, packaging materials, shipping expense, server capacity costs and royalties. Cost of services revenue consists primarily of compensation and other personnel-related costs of providing technical support and consulting, as well as the costs related to our Online Services products. Also included in cost of revenues is amortization of product related intangible assets.

Cost of product licenses revenues increased during 2007 when compared to 2006 primarily due to increased sales of our Application Networking products which contain hardware components that have a higher cost than our other software products. Cost of services revenues increased during 2007 compared to 2006 primarily due to increases in sales of our Online Services products and an increase in support related to our Application Virtualization and Application Networking products. Amortization of product related intangible assets increased during 2007 as compared to 2006 primarily due to amortization of product related intangible assets acquired in acquisitions. For more information regarding our acquisitions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” and Note 3 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2007. We currently anticipate that in 2008, cost of product license revenues will continue to increase as compared to current levels as we currently expect sales of our Application Networking products, which have a hardware component, to increase. In addition, in 2008, we currently expect our cost of services revenues to increase due to increased sales of our Online Services products and an increase in technical support costs and increased sales of services as we grow our customer base, have more frequent product releases and more complex products.

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

Gross Margin

Gross margin as a percent of revenue was 90.1% for 2007, 91.3% for 2006 and 93.6% for 2005. The decrease in gross margin as a percentage of net revenue for all periods presented was primarily due to the increase in cost of revenues as discussed above. We currently expect that our gross margin will continue to trend slightly downwards in 2008 due to the factors discussed above under “—Cost of Revenues.”

Research and Development Expenses

	Year Ended December 31,			2007 Compared to 2006	2006 Compared to 2005
	2007	2006	2005
	(In thousands)
Research and development	$205,103	$155,331	$108,751	$49,772	$46,580

Research and development expenses consisted primarily of personnel-related costs. We expensed substantially all development costs included in the research and development of our products and new functionality added to our existing products as incurred, except for certain core technologies with alternative future uses. Research and development expenses increased during 2007 as compared to 2006 primarily due to an increase in staffing and related personnel costs due to the full year impact of our 2006 Acquisitions, our 2007 Acquisitions and continued investments in our business, which included the hiring of personnel. We expect research and development expenses to increase in 2008 due to the full year impact of the XenSource Acquisition and continued investments in our business including the hiring of personnel. For more information regarding our acquisitions see, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” and Note 3 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2007.

Research and development expenses increased during 2006 as compared to 2005 primarily due to an increase in staffing and related personnel costs due to the full year impact of our 2005 Acquisitions, our 2006 Acquisitions, continued investments in our business including the hiring of personnel, and additional compensation expense related to the adoption of SFAS No. 123R.

Sales, Marketing and Support Expenses

	Year Ended December 31,			2007 Compared to 2006	2006 Compared to 2005
	2007	2006	2005
	(In thousands)
Sales, marketing and support	$590,409	$480,343	$394,153	$110,066	$86,190

Sales, marketing and support expenses consisted primarily of personnel-related costs, including sales commissions, and the costs of marketing programs aimed at increasing revenue, such as advertising, trade shows, public relations and other market development programs. Sales, marketing and support expenses increased during 2007 compared to 2006 primarily due to an increase in headcount and the associated increase in salaries and employee related expenses due to our continued investment in our business and the full year impact of our 2006 Acquisitions and the impact of our 2007 Acquisitions. In addition, sales, marketing and support expenses increased during 2007 compared to 2006 due to an increase in commissions related to our growing sales-force and payments made under new programs adopted to promote sales of our newer products, an increase in commissions paid to our resellers and, to a lesser extent, an increase in marketing program costs related to our worldwide advertising campaigns. During 2007, we also increased our utilization of personnel for revenue generating activities, which is reflected as cost of service revenues rather than sales, marketing and support expenses. In 2008, we currently expect sales, marketing and support expenses to increase due to the full year impact of our XenSource Acquisition and increased compensation costs as we continue to make investments in our business and hire personnel. For more information regarding our acquisitions see, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” and Note 3 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2007.

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

General and Administrative Expenses

	Year Ended December 31,			2007 Compared to 2006	2006 Compared to 2005
	2007	2006	2005
	(In thousands)
General and administrative	$229,229	$178,669	$125,425	$50,560	$53,244

General and administrative expenses consisted primarily of personnel-related related costs and expenses related to outside consultants assisting with regulatory compliance and information systems, as well as auditing and legal fees. General and administrative expenses increased during 2007 compared to 2006 primarily due to an increase in headcount and the associated salaries and employee related expenses due to our continued investment in our business and systems to support our growth, the full year impact of our 2006 Acquisitions and the impact of our 2007 Acquisitions, an increase in expenses related to outside consultants assisting us with information systems and regulatory compliance, increases in auditing, consulting and legal fees primarily related to the investigation of our historical stock option granting practices and the associated restatements of our prior consolidated financial statements and, to a lesser extent, an increase in depreciation primarily related to information systems. We expect general and administrative expenses to increase in 2008 primarily due to the full year impact of our XenSource Acquisition and continued investments to support our future growth. For more information regarding our acquisitions see, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” and Note 3 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2007.

General and administrative expenses increased during 2006 compared to 2005 primarily due to increases in auditing, consulting and legal fees which included costs related to the investigation of our historical stock option granting practices and the associated restatements of our prior consolidated financial statements, as well as additional compensation costs related to the adoption of SFAS No. 123R, an increase in headcount and the associated salaries and employee related expenses, and the full year impact of our 2005 Acquisitions and, to a lesser extent, the impact of our 2006 Acquisitions.

Amortization of Other Intangible Assets

	Year Ended December 31,			2007 Compared to 2006	2006 Compared to 2005
	2007	2006	2005
	(In thousands)
Amortization of the other intangible assets	$17,387	$16,934	$11,622	$453	$5,312

The increase in amortization of other intangible assets during 2007 as compared to 2006 was not significant. Amortization of other intangible assets increased during 2006 as compared to 2005 due to an increase in amortization expense related to certain finite intangible assets acquired in our acquisitions. As of December 31, 2007, we had unamortized other identified intangible assets with estimable useful lives in the net amount of $99.0 million. We currently expect amortization expense to increase during 2008 as a result of our acquisitions. For more information regarding our acquisitions see, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” and Note 3 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2007.

In-Process Research and Development

	Year Ended December 31,			2007 Compared to 2006	2006 Compared to 2005
	2007	2006	2005
	(In thousands)
In-process research and development	$9,800	$1,000	$7,000	$8,800	$(6,000)

In 2007, $9.8 million of the purchase price paid for our 2007 Acquisitions was allocated to IPR&D, in 2006, $1.0 million of the purchase price paid for our 2006 Acquisitions was allocated to IPR&D, and in 2005, $7.0 million of the purchase price paid for our 2005 Acquisitions was allocated to IPR&D. The amounts allocated to IPR&D in our acquisitions had not yet reached technological feasibility, had no alternative future use and were written-off at the date of the acquisitions in accordance with FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method. For more information regarding the acquisitions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” and Note 3 to our consolidated financial statements in this Annual Report on Form 10-K for the year ended December 31, 2007.

Our efforts with respect to the acquired technologies currently consist of design and development that may be required to support the release of the technologies into updated versions of existing service offerings and potentially new product and service offerings related to the products acquired in our XenSource, Ardence, and NetScaler Acquisitions. We currently expect that we will successfully develop new products or services utilizing the acquired in-process technology, but there can be no assurance that commercial viability of future product or service offerings will be achieved. Furthermore, future developments in the software industry, changes in technology, changes in other products and offerings or other developments may cause us to alter or abandon product plans. Failure to complete the development of projects in their entirety, or in a timely manner, could have a material adverse impact on our financial condition and results of operations.

The fair value assigned to IPR&D was based on valuations prepared using methodologies and valuation techniques consistent with those used by independent appraisers. All fair values were determined using the income approach, which includes estimating the revenue and expenses associated with a project’s sales cycle and by estimating the amount of after-tax cash flows attributable to the projects. The future cash flows were discounted to present value utilizing an appropriate risk-adjusted rate of return, which ranged from 19% to 36%. The rate of return included a factor that takes into account the uncertainty surrounding the successful development of the IPR&D.

Interest Income

	Year Ended December 31,			2007 Compared to 2006	2006 Compared to 2005
	2007	2006	2005
	(In thousands)
Interest income	$49,704	$41,210	$23,614	$8,494	$17,596

Interest income increased during 2007 as compared to 2006 primarily due to overall higher average cash, cash equivalent and investment balances that resulted primarily from an increase in cash from operations and proceeds received from employee stock-based compensation plans, partially offset by an increase in cash paid for acquisitions and capital expenditures. Interest income increased during 2006 as compared to 2005 due to higher interest rates earned on overall higher average cash, cash equivalent and investment balances that resulted primarily from increased proceeds received from employee stock-based compensation plans, a decrease in cash spent for acquisitions and an increase in cash from operations, partially offset by increased spending on stock repurchases, an increase in net payments made on our debt and an increase in capital expenditures. For more information see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” and “— Liquidity and Capital Resources” and Note 3 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2007.

Interest Expense

	Year Ended December 31,			2007 Compared to 2006	2006 Compared to 2005
	2007	2006	2005
	(In thousands)
Interest expense	$(737)	$(927)	$(2,426)	$190	$1,499

The decrease in interest expense during 2007 compared to 2006 is not significant. Interest expense decreased during 2006 compared to 2005 primarily due to the repayment of our term loan facility, or the Term Loan, in February 2006. For more information see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Note 8 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2007.

Other Expense, Net

	Year Ended December 31,			2007 Compared to 2006	2006 Compared to 2005
	2007	2006	2005
	(In thousands)
Other expense, net	$(466)	$(546)	$(506)	$80	$(40)

Other expense, net is primarily comprised of remeasurement and foreign currency transaction gains (losses), other-than-temporary declines in the value of our equity investments and debt instruments and realized gains (losses) on the sale of available-for-sale investments. Other expense, net remained relatively flat when comparing 2007 to 2006 and when comparing 2006 to 2005.

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

We establish tax reserves when, despite our belief that our tax return positions are fully supportable, certain of these positions may be challenged. While it is often difficult to predict whether we will prevail, we believe that our tax reserves reflect the probable outcome of known contingencies. As such, included in our effective tax rate for the year ended December 31, 2007 is the reduction of approximately $11.0 million in tax reserves related to the expiration of a statute of limitations for the 2003 tax year partially offset by an additional tax reserve of approximately $1.4 million related to uncertainties arising in 2007.

In 2007, our effective tax rate decreased to approximately (3.5%) from 25.5% when comparing the three months ended December 31, 2007 to the three months ended December 31, 2006 and decreased to 14.5% from 24.7% when comparing the twelve months ended December 31, 2007 to the twelve months ended December 31, 2006, primarily due to the reduction in tax reserves for uncertain tax positions related to prior years. In 2006, our effective tax rate decreased to approximately 24.7% from 26.2% primarily due to the tax impact of the dividend repatriated under the AJCA in 2005 partially offset by the tax effects of our adoption of SFAS No. 123R. Our effective tax rate may fluctuate throughout 2008 based on a number of factors including variations in estimated taxable income in our geographic locations, completed and potential acquisitions, the effects of FASB Interpretation, or FIN, No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, and the effects of SFAS No. 123R and changes in statutory tax rates, among others.

Liquidity and Capital Resources

During 2007, we generated positive operating cash flows of $424.1 million. These cash flows related primarily to net income of $214.5 million, adjusted for, among other things, non-cash charges including depreciation and amortization of $85.2 million, stock-based compensation expense of $65.5 million and the tax effect of stock-based compensation of $15.5 million. These cash inflows are partially offset by an operating cash outflow of $17.8 million related to the excess tax benefit due to the exercise of stock-based awards. Also attributing to these cash inflows is an aggregate increase in cash flow from our operating assets and liabilities of $40.3 million, net of the effects of acquisitions. Our investing activities used $417.6 million of cash consisting primarily of the net purchases after reinvestment, from sales and maturities of our available-for-sale investments of $180.4 million. These cash outflows also consisted of cash paid for our 2007 Acquisitions, net of cash acquired, of $148.1 million and the expenditure of $85.9 million for the purchase of property and equipment. Our financing activities used cash of $131.8 million primarily related to $260.0 million of cash paid under our stock repurchase programs and $8.0 million paid on our debt. These cash outflows are partially offset by $118.4 million in proceeds received from employee stock compensation plans and $17.8 million related to excess tax benefits from the exercise of stock-based awards.

During 2006, we generated positive operating cash flows of $328.7 million. These cash flows related primarily to net income of $183.0 million, adjusted for, among other things, non-cash charges including depreciation and amortization of $63.6 million, stock-based compensation expense of $61.6 million and the tax effect of stock-based compensation of $40.6 million. These cash inflows are partially offset by an operating cash outflow of $51.9 million related to the excess tax benefit due to the exercise of stock-based awards and a deferred income tax benefit of $4.4 million. Also attributed to these cash inflows is an aggregate increase in cash flow from our operating assets and liabilities of $24.6 million, net of the effects of acquisitions. Our investing activities used $437.3 million of cash consisting primarily of the net purchases after reinvestment, from sales and maturities of our available-for-sale investments of $323.7 million. These cash outflows also consisted of cash paid for the 2006 Acquisitions, net of cash acquired, of $61.5 million and the expenditure of $52.1 million for the purchase of property and equipment. Our financing activities used cash of $26.4 million primarily related to $274.2 million of cash paid under our stock repurchase programs and $34.9 million paid on our debt. These cash outflows are partially offset by $230.7 million in proceeds received from employee stock compensation plans and $51.9 million related to excess tax benefits from the exercise of stock-based awards.

Historically, significant portions of our cash inflows were generated by our operations. We currently expect this trend to continue throughout 2008. We believe that our existing cash and investments together with cash flows expected from operations will be sufficient to meet expected operating and capital expenditure requirements for the next 12 months. We continue to search for suitable acquisition candidates and could acquire or make investments in companies we believe are related to our strategic objectives. We could from time to time seek to raise additional funds through the issuance of debt or equity securities for larger acquisitions.

Cash and Investments

	Year Ended December 31,		2007 Compared to 2006
	2007	2006
	(In thousands)
Cash and investments	$798,510	$743,381	$55,129

The increase in cash and investments at December 31, 2007 as compared to December 31, 2006, is primarily due to an increase in cash from operations and proceeds received from employee stock-based compensation plans, partially offset by an increase in cash paid for acquisitions and capital expenditures. We generally invest our cash and cash equivalents in investment grade, highly liquid securities to allow for flexibility in the event of immediate cash needs. Our short-term and long-term investments primarily consist of interest-bearing securities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Note 4 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2007 for further information.

In February 2008, we held approximately $45.5 million in triple-A rated municipal auction rate securities whose underlying assets are generally student loans which are substantially backed by the federal government. The market for municipal auction rate securities in our portfolio began experiencing auction failures on February 13, 2008. For the securities that experienced a failure the issuer will pay interest at a failure rate on the regular auction date, which is every 28 days for the securities in our portfolio. The securities will not be liquid until the auctions are successful or the issuers are able to refinance, call and /or restructure their obligations to a different interest rate mode. In the event we need to access the funds related to the affected securities, we may not be able to do so without a potential loss of principal unless future auctions on these securities are successful. If the issuers are unable to successfully close future auctions or refinance their obligations and their credit ratings deteriorate, we may be required to adjust the carrying value of these securities and recognize an impairment charge for an other-than-temporary decline in the fair values. Based on our available cash and other investments, we do not currently anticipate that the lack of liquidity caused by the failed auctions of these securities will have a material adverse effect on our operating cash flows or financial position.

Restricted Cash Equivalents and Investments

	Year Ended December 31,		2007 Compared to 2006
	2007	2006
	(In thousands)
Restricted cash equivalents and investments	$63,735	$63,815	$(80)

Restricted cash equivalents and investments as of December 31, 2007 and 2006 are primarily comprised of approximately $62.8 million in investment securities and cash equivalents pledged as collateral for specified obligations under our synthetic lease arrangement. We maintain the ability to manage the composition of the restricted cash equivalents and investments within certain limits and to withdraw and use excess investment earnings from the pledged collateral for operating purposes. For further information regarding our synthetic lease, see Note 10 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2007.

Accounts Receivable, Net

	Year Ended December 31,		2007 Compared to 2006
	2007	2006
	(In thousands)
Accounts receivable	$230,422	$209,011	$21,411
Allowance for returns	(1,670)	(1,667)	(3)
Allowance for doubtful accounts	(2,891)	(2,370)	(521)

Accounts receivable, net	$225,861	$204,974	$20,887

The increase in accounts receivable at December 31, 2007 compared to December 31, 2006 was primarily due to an increase in sales, particularly in the last month of 2007 compared to the last month of 2006. Our allowance for returns remained relatively constant during 2007 as compared to 2006. The activity in our allowance for returns was comprised of $3.8 million in credits issued for stock balancing rights during 2007 offset by $3.5 million of provisions for returns recorded during 2007 and $0.3 million charged to other accounts. Our allowance for doubtful accounts increased by $0.5 million when comparing 2007 to 2006. The activity in our allowance for doubtful accounts was comprised primarily of an additional $2.6 million of provisions for doubtful accounts recorded during the year partially offset by $2.1 million of uncollectible accounts written off, net of recoveries. From time to time, we could maintain individually significant accounts receivable balances from our distributors or customers, which are comprised of large business enterprises, governments and small and medium-sized businesses. If the financial condition of our distributors or customers deteriorates, our operating results could be adversely affected. At December 31, 2007 and 2006, no distributor or customer accounted for more than 10% of our accounts receivable. For more information regarding significant customers see Note 12 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2007.

Credit Facility and Term Loan

Effective on August 9, 2005, we entered into the Credit Facility with a group of financial institutions, or the Lenders. Effective September 27, 2006, we entered into an amendment and restatement of the Credit Facility, or the Amendment. The Amendment decreased the overall range of interest we will pay on amounts outstanding on the Credit Facility and lowered the facility fee. In addition, the Amendment extended the term of the Credit Facility. The Credit Facility, as amended, allows us to increase the revolving credit commitment up to a maximum aggregate revolving credit commitment of $175.0 million. The Credit Facility, as amended, currently provides for a revolving line of credit that will expire on September 27, 2011 in the aggregate amount of $100.0 million, subject to continued covenant compliance. A portion of the revolving line of credit (i) in the aggregate amount of $25.0 million may be available for issuances of letters of credit and (ii) in the aggregate amount of $15.0 million may be available for swing line loans. The Credit Facility, as amended, currently bears interest at the London Interbank Offered Rate, or LIBOR, plus 0.32% and adjusts in the future in the range of 0.32% to 0.80% above LIBOR based on the level of our total debt and our adjusted earnings before interest, taxes, depreciation and amortization, or EBITDA. In addition, we are required to pay an annual facility fee ranging from 0.08% to 0.20% based on the aggregate amount available under the Credit Facility, as amended, and the level of our total debt and adjusted EBITDA. During the year ended December 31, 2007, no funds were borrowed under the Credit Facility, as amended, and as of December 31, 2007 there were no amounts outstanding under the Credit Facility, as amended.

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

Stock Repurchase Program

Our Board of Directors has authorized an ongoing stock repurchase program with a total repurchase authority granted to us of $1.8 billion, of which $300 million was authorized in January 2008. We may use the approved dollar authority to repurchase stock at any time until the approved amounts are exhausted. The objective of our stock repurchase program is to improve stockholders’ return. At December 31, 2007, approximately $33.5 million was available to repurchase shares of our common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. A significant portion of the funds used to repurchase stock was provided by proceeds from employee stock option exercises and the related tax benefit.

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

We made up-front payments to financial institutions, net of cash and premiums received of approximately $110.0 million in 2007 and $114.4 million in 2006 under our structured stock repurchase arrangements. In addition, we received cash and premiums of approximately $40.0 million in 2007 and $41.8 million in 2006 from expired prepaid programs based upon the terms of those agreements. We took delivery of 1,655,089 shares at an average price of $35.34 per share in 2007 and we took delivery of 4,307,112 shares at an average price of $30.76 per share in 2006 from our structured repurchase agreements. As of December 31, 2007, we had prepaid notional amounts of approximately $87.9 million remaining under our structured stock repurchase programs, which expire on various dates through September 2008. Due to the fact that the total shares to be received under our structured repurchase arrangements at December 31, 2007 is not determinable until the contracts mature, the above price per share amounts exclude the remaining shares to be received subject to the agreements.

During 2007, we expended approximately $150.0 million on open market purchases and repurchased 3,720,800 shares of outstanding common stock at an average price of $40.31 and, during 2006, we expended approximately $159.8 million on open market purchases and repurchased 5,193,410 shares of outstanding common stock at an average price of $30.77.

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

The following table summarizes our significant contractual obligations at December 31, 2007 and the future periods in which such obligations are expected to be settled in cash. Additional details regarding these obligations are provided in the notes to our consolidated financial statements (in thousands):

	Payments due by period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Operating lease obligations	$204,231	$39,968	$65,167	$45,725	$53,371
Synthetic lease obligations	3,005	2,301	704	—	—
Purchase obligations (1)	11,100	11,100	—	—	—

Total contractual obligations (2)	$218,336	$53,369	$65,871	$45,725	$53,371

(1)	Purchase obligations represent non-cancelable commitments to purchase inventory ordered before year-end.
(2)	Total contractual obligations do not include agreements where our commitment is variable in nature or where cancellations without payment provisions exist and excludes $27.3 million of liabilities related to uncertain tax positions recorded in accordance with FIN No. 48, because we could not make reasonably reliable estimates of the period or amount of cash settlement with the respective taxing authorities. See Note 11 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2007 for further information.

As of December 31, 2007, we did not have any individually material capital lease obligations or other material long-term commitments reflected on our consolidated balance sheets.

Off-Balance Sheet Arrangement

During 2002, we became a party to a synthetic lease arrangement totaling approximately $61.0 million for our corporate headquarters office space in Fort Lauderdale, Florida. The synthetic lease represents a form of off-balance sheet financing under which an unrelated third party lessor funded 100% of the costs of acquiring the property and leases the asset to us. The synthetic lease qualifies as an operating lease for accounting purposes and as a financing lease for tax purposes. We do not include the property as an asset or the lease debt as a liability on our accompanying consolidated balance sheets. Consequently, payments made pursuant to the lease are recorded as operating expenses in our consolidated statements of income. We entered into the synthetic lease in order to lease our headquarters properties under more favorable terms than under our previous lease arrangements. We do not materially rely on off-balance sheet arrangements for our liquidity or as capital resources. For information regarding cash outflows associated with our lease payments see “— Contractual Obligations.”

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

The synthetic lease includes certain financial covenants including a requirement for us to maintain a restricted cash, cash equivalent or investment balance of approximately $62.8 million as collateral, which is classified as restricted cash equivalents and investments in our accompanying consolidated balance sheets. We maintain the ability to manage the composition of restricted investments within certain limits and to withdraw and use excess investment earnings from the pledged collateral for operating purposes. Additionally, we must maintain a minimum net cash and investment balance of $100.0 million, excluding our collateralized investments, equity investments and outstanding debt as of the end of each fiscal quarter. As of December 31, 2007, we had approximately $696.9 million in cash and investments in excess of this required level. The synthetic lease includes non-financial covenants, including the maintenance of the property and adequate insurance, prompt delivery of financial statements to the administrative agent of the lessor and prompt payment of taxes associated with the property. As of December 31, 2007, we were in compliance with all material provisions of the arrangement.

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities, which addresses the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. In December 2003, the FASB issued FIN No. 46 (revised), which replaced FIN No. 46. FIN No. 46 (revised) was effective immediately for certain disclosure requirements and variable interest entities referred to as special-purpose entities for periods ending after December 15, 2003 and for other types of entities for financial statements for periods ending after March 15, 2004. We determined that we are not required to consolidate the lessor, the leased facility or the related debt associated with our synthetic lease in accordance with FIN No. 46 (revised). Accordingly, there was no impact on our financial position, results of operations or cash flows from adoption. However, if the lessor were to change its ownership of the property or significantly change its ownership of other properties that it currently holds, we could be required to consolidate the entity, the leased facility and the associated debt in a future period.

Commitments

Capital expenditures were $85.9 million during 2007, $52.1 million during 2006 and $26.4 million during 2005. During 2007, capital expenditures were primarily related to application and infrastructure delivery to enable growth and enhance management reporting capabilities and leasehold improvements. During 2006, capital expenditures were primarily related to the implementation of certain systems to streamline business operations and enhance management reporting capabilities and leasehold improvements.

During 2002 and 2001, we took actions to consolidate certain of our offices, including the exit of certain leased office space and the abandonment of certain leasehold improvements. During the third quarter of 2006, we entered into an agreement, which assigned the operating lease and all remaining liability related to one of the closed offices to a third party. Lease obligations related to the remaining existing operating lease continue to 2018 with a total remaining obligation at December 31, 2007 of approximately $8.3 million, of which $1.3 million was accrued as of December 31, 2007, and is reflected in accrued expenses and other liabilities in our consolidated financial statements. In calculating this accrual, we made estimates, based on market information, including the estimated vacancy periods and sublease rates and opportunities. We periodically re-evaluate our estimates; and if actual circumstances prove to be materially worse than management has estimated, the total charges for these vacant facilities could be significantly higher.

Because virtually all holders of stock options granted by us were not involved in or aware of the incorrect pricing of certain options, we have taken and intend to take further actions to address certain adverse tax consequences that may be incurred by the holders of such incorrectly priced options. The primary adverse tax consequence is that the re-measured options vesting after December 31, 2004 subject the option holder to a penalty tax under Section 409A of the IRC (and, as applicable, similar excise taxes under state laws). As a result during 2007, we recorded $3.4 million, net of income tax benefits, in liabilities related to the anticipated payment by us of payroll and excise taxes on behalf of our employees for options that were exercised during open tax years under the related statutes.

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

We are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates that could adversely affect our results of operations or financial condition. To mitigate foreign currency risk, we utilize derivative financial instruments. The counterparties to our derivative instruments are major financial institutions. All of the potential changes noted below are based on sensitivity analyses performed on our financial position as of December 31, 2007. Actual results could differ materially.

Discussions of our accounting policies for derivatives and hedging activities are included in Notes 2 and 13 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2007.

Exposure to Exchange Rates

A substantial majority of our overseas expense and capital purchasing activities are transacted in local currencies, including Euros, British pounds sterling, Australian dollars, Swiss francs, Indian rupees, Japanese yen, Singapore dollars, Hong Kong dollars, Canadian dollars, Danish krone and Swedish krona. To reduce our exposure to a reduction in U.S. dollar value and the volatility of future cash flows caused by changes in currency exchange rates, we have established a hedging program. We use foreign currency forward contracts to hedge certain forecasted foreign currency expenditures. Our hedging program significantly reduces, but does not entirely eliminate, the impact of currency exchange rate movements.

At December 31, 2007 and 2006, we had in place foreign currency forward sale contracts with a notional amount of $104.3 million and $56.0 million, respectively, and foreign currency forward purchase contracts with a notional amount of $311.1 million and $220.0 million, respectively. At December 31, 2007, these contracts had an aggregate fair asset value of $5.8 million and at December 31, 2006, these contracts had an aggregate fair liability value of $4.6 million. Based on a hypothetical 10% appreciation of the U.S. dollar from December 31, 2007 market rates, the fair value of our foreign currency forward contracts would decrease the asset by $21.2 million, resulting in a net liability position. Conversely, a hypothetical 10% depreciation of the U.S. dollar from December 31, 2007 market rates would increase the fair value of our foreign currency forward contracts by $21.1 million. In these hypothetical movements, foreign operating costs would move in the opposite direction. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates quantified above, changes in exchange rates could also change the dollar value of sales and affect the volume of sales as our competitors’ products become more or less attractive. We do not anticipate any material adverse impact to our consolidated financial position, results of operations, or cash flows as a result of these foreign exchange forward contracts.

Exposure to Interest Rates

We have interest rate exposures resulting from our interest-based available-for-sale securities. We maintain available-for-sale investments in debt securities and we limit the amount of credit exposure to any one issuer or type of instrument. The securities in our investment portfolio are not leveraged. The securities classified as available-for-sale are subject to interest rate risk. The modeling technique used measures the change in fair values arising from an immediate hypothetical shift in market interest rates and assumes that ending fair values include principal plus accrued interest and reinvestment income. If market interest rates were to increase by 100 basis points from December 31, 2007 and 2006 levels, the fair value of the available-for-sale portfolio would decline by approximately $3.2 million and $1.8 million, respectively. If market interest rates were to decrease by 100 basis points from December 31, 2007 and 2006 levels, the fair value of the available-for-sale portfolio would increase by approximately $3.2 million and $1.8 million, respectively. These amounts are determined by considering the impact of the hypothetical interest rate movements on our available-for-sale investment portfolios. This analysis does not consider the effect of credit risk as a result of the reduced level of overall economic activity that could exist in such an environment.

During 2005, we entered into the Credit Facility, as amended in 2006, or the Amended Credit Facility. Accordingly, we could be exposed to market risk from changes in interest rates on our long-term debt. This exposure relates to our $100.0 million Amended Credit Facility. Borrowings under the Amended Credit Facility currently bear interest at variable rates based on LIBOR plus 0.32% and adjusts in the future in the range of 0.32% to 0.80% above LIBOR based on our level of total debt and our adjusted earnings before interest, taxes, depreciation and amortization, or EBITDA. A hypothetical 1% interest rate change would not have any current impact on our results of operations as we had no amounts outstanding under the Amended Credit Facility as of December 31, 2007.

In April 2002, we entered into a synthetic lease with a substantive lessor totaling approximately $61.0 million related to office space utilized for our corporate headquarters in Fort Lauderdale, Florida. Payments under this synthetic lease are indexed to a variable interest rate (LIBOR plus a margin). Based upon our interest rate exposure under this synthetic lease at December 31, 2007, a 100 basis point change in the current interest rate would have an immaterial effect on our financial position and results of operations. In addition to interest rate exposure, if the fair value of our headquarters property, under this synthetic lease, were to significantly decline, there could be a material adverse effect on our results of operations and financial condition.

ITEM 8.	FINANCIAL STATEMENTS AND SCHEDULES

Our consolidated financial statements and related financial statement schedule, together with the reports of independent registered public accounting firm, appear at pages F-1 through F-35 of this Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with our independent registered public accountants on accounting or financial disclosure matters during our two most recent fiscal years.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2007, our management, with the participation of our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that, as of December 31, 2007, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a – 15(f). Our internal control system was designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (the COSO criteria). Based on our assessment we believe that, as of December 31, 2007, our internal control over financial reporting is effective based on those criteria. The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears below.

ITEM 9B.	OTHER INFORMATION

Our policy governing transactions in its securities by its directors, officers and employees permits its officers, directors and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. We have been advised that Mark Templeton, our President and Chief Executive Officer, and Stephen Dow, a member of our Board of Directors, entered into trading plans in the fourth quarter of 2007 in accordance with Rule 10b5-1 and our policy governing transactions in its securities. Messrs. Templeton and Dow entered into their respective trading plans to exercise soon to expire stock options and to sell the underlying shares of common stock. We undertake no obligation to update or revise the information provided herein, including for revision or termination of an established trading plan.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Citrix Systems, Inc.

We have audited Citrix Systems, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Citrix Systems, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Citrix Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Citrix Systems, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2007 of Citrix Systems, Inc. and our report dated February 25, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Certified Public Accountants

Fort Lauderdale, Florida

February 25, 2008

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2007.

ITEM 11.	EXECUTIVE COMPENSATION

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2007.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2007.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2007.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2007.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1. Consolidated Financial Statements.

For a list of the consolidated financial information included herein, see page F-1.

2. Financial Statement Schedules.

The following consolidated financial statement schedule is included in Item 8:

Valuation and Qualifying Accounts

3. List of Exhibits.

Exhibit No.		Description
2.1	(16)	Agreement and Plan of Merger dated as of June 1, 2005 by and among Citrix Systems, Inc., NCAR Acquisition Corporation, NCAR LLC, NetScaler, Inc. and Guarev Garg as stockholder representative

2.2	(17)	Amendment No. 1 to Agreement and Plan of Merger dated as of June 1, 2005 by and among Citrix Systems, Inc., NCAR Acquisition Corporation, NCAR LLC, NetScaler, Inc. and Guarev Garg as stockholder representative, dated as of June 24, 2005

2.3	(30)	Agreement and Plan of Merger, dated as of August 4, 2006, by and among Citrix Systems, Inc., Banyan Acquisition Corporation, Orbital Data Corporation and John Jaggers as the stockholder representative

2.4	(34)	Agreement and Plan of Merger and Reorganization, dated as of August 14, 2007, by and among Citrix Systems, Inc., PVA Acquisition Corporation, PVA Acquisition LLC, XenSource, Inc. and John G. Connors as stockholder representative

2.5	(35)	Amendment No. 1 to Agreement and Plan of Merger and Reorganization dated as of August 14, 2007 by and among Citrix Systems, Inc. PVA Acquisition Corporation, PVA Acquisition LLC, XenSource, Inc. and John G. Connors as stockholder representative, dated September 20, 2007

3.1	(1)	Amended and Restated Certificate of Incorporation of the Company

3.2		Certificate of Amendment of Amended and Restated Certificate of Incorporation

3.3	(38)	Amended and Restated By-laws of the Company

4.1	(2)	Specimen certificate representing the Common Stock

10.1*	(4)	Fourth Amended and Restated 1995 Stock Plan

10.2*		Second Amended and Restated 1995 Non-Employee Director Stock Option Plan

10.3*		Third Amended and Restated 1995 Employee Stock Purchase Plan

10.4*	(3)	Second Amended and Restated 2000 Director and Officer Stock Option and Incentive Plan

10.5*	(5)	2000 Director and Officer Stock Option and Incentive Plan, Non-Qualified Stock Option Agreement

10.6*	(6)	2000 Director and Officer Stock Option and Incentive Plan, Incentive Stock Option Agreement

10.7*	(7)	Amended and Restated 2000 Stock Incentive Plan of Net6 Inc. (a subsidiary of Citrix Systems, Inc.)

10.8*	(8)	Amended and Restated 2003 Stock Incentive Plan of Net6 Inc. (a subsidiary of Citrix Systems, Inc.)

10.9	(9)	Microsoft Master Source Code Agreement by and between the Company and Microsoft dated December 16, 2004

10.10	(10)	License Form by and between the Company and Microsoft Corporation dated December 16, 2004 (with certain information omitted pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission)

10.11		Participation Agreement dated as of April 23, 2002, by and among Citrix Systems, Inc., Citrix Capital Corp., Selco Service Corporation and Key Corporate Capital, Inc. (the “Participation Agreement”) (with certain information omitted pursuant to a grant of confidential treatment and filed separately with the Securities and Exchange Commission)

10.12		Amendment No. 1 to Participation Agreement dated as of June 17, 2002 (with certain information omitted pursuant to a grant of confidential treatment and filed separately with the Securities and Exchange Commission)

10.13		Master Lease dated as of April 23, 2002 by and between Citrix Systems, Inc. and Selco Service Corporation (with certain information omitted pursuant to a grant for confidential treatment and filed separately with the Securities and Exchange Commission)

10.14*	(11)	2005 Executive Bonus Plan

10.15*	(23)	2006 Executive Bonus Plan

10.16*	(12)	2005 Equity Incentive Plan

10.17*	(25)	Amendment to Citrix Systems, Inc. 2005 Equity Incentive Plan

10.18*	(13)	2005 Employee Stock Purchase Plan

10.19*	(14)	2005 Equity Incentive Plan Incentive Stock Option Master Agreement (Domestic)

10.20*	(15)	2005 Equity Incentive Plan Non-Qualified Stock Option Master Agreement (Domestic)

10.21*	(26)	Citrix Systems, Inc. 2005 Equity Incentive Plan Non-Qualified Stock Option Master Agreement (Domestic)

10.22*	(27)	Citrix Systems, Inc. 2005 Equity Incentive Plan Stock Option Master Agreement (French)

10.23*	(22)	Form of Restricted Stock Unit Agreement under the Citrix Systems, Inc. 2005 Equity Incentive Plan

10.24*		Form of Executive Restricted Stock Unit Agreement under the Citrix Systems, Inc. 2005 Equity Incentive Plan (Time Based Vesting)

10.25*	(24)	Form of Restricted Stock Unit Agreement for Non-Employee Directors under the Citrix Systems, Inc. 2005 Equity Incentive Plan

10.26*	(18)	Change in Control Agreement dated as of August 4, 2005 by and between Citrix Systems, Inc. and Mark B. Templeton

10.27*	(19)	Change in Control Agreement dated as of August 4, 2005 by and between Citrix Systems, Inc. and each of David J. Henshall, David R. Freidman and John C. Burris

10.28*	(28)	Change in Control Agreement, dated as of August 4, 2006, by and between Citrix Systems, Inc. and Brett M. Caine

10.29	(29)	Amended and Restated Credit Agreement dated as of September 27, 2006 among Citrix Systems, Inc., Citrix Systems International GmbH, JPMorgan Chase Bank N.A., and certain other financial institutions

10.30	(20)	Term Loan Agreement dated as of August 9, 2005 by and among Citrix Systems, Inc., Citrix Systems International GMBH, JPMorgan Chase Bank, N.A., J.P. Morgan Securities Inc. and certain other financial institutions

10.31*	(21)	NetScaler, Inc. 1997 Stock Plan

10.32	(31)	Type # 3 License Form by and between the Company and Microsoft Corporation dated September 5, 2007 (with certain information omitted pursuant to a request for confidential treatment and filed with the Securities and Exchange Commission)

10.33*	(32)	Citrix Inc. Executive Bonus Plan

10.34*	(33)	Second Amendment to Citrix Systems, Inc. 2005 Equity Incentive Plan

10.35*	(36)	Employment Agreement dated as of August 14, 2007 by and between Citrix Systems, Inc. and Peter Levine

10.36*	(37)	XenSource, Inc. 2005 Stock Plan

21.1		List of Subsidiaries

23.1		Consent of Ernst & Young LLP

24.1		Power of Attorney (Included in signature page)

31.1	Rule 13a-14(a) / 15d-14(a) Certifications

31.2	Rule 13a-14(a) / 15d-14(a) Certification

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or any compensatory plan, contract or arrangement.
(1)	Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 33-98542), as amended.
(2)	Incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 000-27084).
(3)	Incorporated by reference herein to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
(4)	Incorporated by reference herein to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
(5)	Incorporated by reference herein to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.
(6)	Incorporated by reference herein to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.
(7)	Incorporated by reference herein to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
(8)	Incorporated by reference herein to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
(9)	Incorporated by reference herein to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
(10)	Incorporated by reference herein to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
(11)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of February 10, 2005.
(12)	Incorporated by reference herein to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.
(13)	Incorporated by reference herein to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.
(14)	Incorporated by reference herein to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.
(15)	Incorporated by reference herein to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.
(16)	Incorporated by reference herein to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.
(17)	Incorporated by reference herein to Exhibit 2.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.
(18)	Incorporated by reference herein to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

(19)	Incorporated by reference herein to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.
(20)	Incorporated by reference herein to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.
(21)	Incorporated by reference herein to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.
(22)	Incorporated by reference herein to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.
(23)	Incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of April 18, 2006.
(24)	Incorporated by reference herein to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
(25)	Incorporated by reference herein to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
(26)	Incorporated by reference herein to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
(27)	Incorporated by reference herein to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
(28)	Incorporated by reference herein to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
(29)	Incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of September 27, 2006.
(30)	Incorporated by reference herein to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
(31)	Incorporated by reference herein to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
(32)	Incorporated by reference herein to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.
(33)	Incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of October 19, 2007.
(34)	Incorporated by reference herein to Exhibit 2.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.
(35)	Incorporated by reference herein to Exhibit 2.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.
(36)	Incorporated by reference herein to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.
(37)	Incorporated by reference herein to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.
(38)	Incorporated by reference herein to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated as of December 12, 2007.

(b) Exhibits.

The Company hereby files as part of this Annual Report on Form 10-K for the year ended December 31, 2007, the exhibits listed in Item 15(a)(3) above. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the Securities and Exchange Commission, 100 F Street, N.E., Washington, D.C., 20549 and at the Commission’s regional offices at 175 W. Jackson Boulevard, Suite 900, Chicago, IL 60604 and 3 World Financial Center, Suite 400, New York, NY 10281-1022.

(c) Financial Statement Schedule.

The Company hereby files as part of this Annual Report on Form 10-K for the year ended December 31, 2007 the consolidated financial statement schedule listed in Item 15(a)(2) above, which is attached hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Fort Lauderdale, Florida on the 27th day of February, 2008.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on the 27th day of February, 2008.

Signature	Title(s)

/s/ MARK B. TEMPLETON Mark B. Templeton	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ DAVID J. HENSHALL David J. Henshall	Chief Financial Officer and Senior Vice President, Finance (Principal Financial and Accounting Officer)

/s/ THOMAS F. BOGAN Thomas F. Bogan	Chairman of the Board of Directors

/s/ MURRAY J. DEMO Murray J. Demo	Director

/s/ STEPHEN M. DOW Stephen M. Dow	Director

/s/ ASIFF S. HIRJI Asiff S. Hirji	Director

/s/ GARY E. MORIN Gary E. Morin	Director

/s/ GODFREY R. SULLIVAN Godfrey R. Sullivan	Director

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Citrix Systems, Inc.

We have audited the accompanying consolidated balance sheets Citrix Systems, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also include the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Citrix Systems, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth herein.

As discussed in Notes 2 and 6 to the consolidated financial statements, Citrix Systems, Inc. changed its method of accounting for stock-based compensation as of January 1, 2006 and its method of accounting for uncertain tax positions as of January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Citrix Systems, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Certified Public Accountants

Fort Lauderdale, Florida

February 25, 2008

CITRIX SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	(In thousands, except par value) December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$223,749	$349,054
Short-term investments	356,085	152,652
Accounts receivable, net of allowances of $4,561 and $4,037 in 2007 and 2006, respectively	225,861	204,974
Inventories, net	9,629	6,619
Prepaid expenses and other current assets	75,995	45,646
Current portion of deferred tax assets, net	43,026	52,792

Total current assets	934,345	811,737
Restricted cash equivalents and investments	63,735	63,815
Long-term investments	218,676	241,675
Property and equipment, net	134,907	92,580
Goodwill, net	888,516	631,690
Other intangible assets, net	276,315	130,462
Long-term portion of deferred tax assets, net	—	41,594
Other assets	18,199	10,920

Total assets	$2,534,693	$2,024,473

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$55,586	$45,217
Accrued expenses	191,383	145,664
Income taxes payable	—	11,892
Current portion of deferred revenues	407,305	332,770

Total current liabilities	654,274	535,543
Long-term portion of deferred revenues	35,381	23,518
Other liabilities	6,713	1,123
Commitments and contingencies
Stockholders’ equity:
Preferred stock at $.01 par value: 5,000 shares authorized, none issued and outstanding	—	—
Common stock at $.001 par value: 1,000,000 shares authorized; 252,201 and 238,156 shares issued at 2007 and 2006, respectively	252	238
Additional paid-in capital	2,038,010	1,655,530
Retained earnings	1,208,791	1,006,706
Accumulated other comprehensive income	5,751	4,180

	3,252,804	2,666,654
Less - common stock in treasury, at cost (64,841 and 59,465 shares in 2007 and 2006, respectively)	(1,414,479)	(1,202,365)

Total stockholders’ equity	1,838,325	1,464,289

	$2,534,693	$2,024,473

See accompanying notes.

CITRIX SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2007	2006	2005
	(In thousands, except per share information)
Revenues:
Product licenses	$577,144	$488,487	$409,435
License updates	484,669	405,756	331,102
Online services	213,744	148,795	99,097
Technical services	116,385	91,281	69,088

Total net revenues	1,391,942	1,134,319	908,722

Cost of revenues:
Cost of product license revenues	42,984	32,911	14,404
Cost of services revenues	65,027	46,585	26,929
Amortization of product related intangibles	29,596	19,202	16,766

Total cost of revenues	137,607	98,698	58,099

Gross margin	1,254,335	1,035,621	850,623
Operating expenses:
Research and development	205,103	155,331	108,751
Sales, marketing and support	590,409	480,343	394,153
General and administrative	229,229	178,669	125,425
Amortization of other intangible assets	17,387	16,934	11,622
In-process research and development	9,800	1,000	7,000

Total operating expenses	1,051,928	832,277	646,951

Income from operations	202,407	203,344	203,672
Interest income	49,704	41,210	23,614
Interest expense	(737)	(927)	(2,426)
Other expense, net	(466)	(546)	(506)

Income before income taxes	250,908	243,081	224,354
Income taxes	36,425	60,084	58,745

Net income	$214,483	$182,997	$165,609

Earnings per share:
Basic	$1.18	$1.01	$0.96

Diluted	$1.14	$0.97	$0.93

Weighted average shares outstanding:
Basic	181,501	180,992	172,221

Diluted	187,380	187,725	177,771

See accompanying notes.

CITRIX SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(In thousands)

	Common Stock			Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Deferred Compensation	Common Stock in Treasury		Total Stockholders’ Equity	Total Comprehensive Income
	Shares	Amount						Shares	Amount
Balance at December 31, 2004	212,991	$213		$1,010,906	$658,100	$7,489	$(7,196)	(42,608)	$(732,679)	$936,833	—
Exercise of stock options	6,231	6		94,194	—	—	—	—	—	94,200	—
Common stock issued under employee stock purchase plan	449	—		7,392	—	—	—	—	—	7,392	—
Common stock issued for acquisitions	6,817	7		154,260	—	—	—	—	—	154,267	—
Tax benefit from employer stock plans	—	—		35,045	—	—	—	—	—	35,045	—
Stock-based compensation expense	85	—		21,623	—	—	(14,220)	—	—	7,403	—
Stock repurchases	—	—		54,963	—	—	—	(7,357)	(174,817)	(119,854)	—
Cash paid in advance for stock repurchase contracts	—	—		(54,496)	—	—	—	—	—	(54,496)	—
Unrealized loss on forward contracts and interest rate swaps, net of reclassification adjustments and net of taxes	—	—		—	—	(11,485)	—	—	—	(11,485)	$(11,485)
Charge for compensation expense on non-employee stock options	—	—		82	—	—	—	—	—	82	—
Unrealized loss on available-for-sale securities, net of tax	—	—		—	—	(467)	—	—	—	(467)	(467)
Net income	—	—		—	165,609	—	—	—	—	165,609	165,609

Total comprehensive income											$153,657

Balance at December 31, 2005	226,573	226		1,323,969	823,709	(4,463)	(21,417)*	(49,965)	(907,496)	1,214,528 *	—
Shares issued under stock-based compensation plans	11,245	11		221,736	—	—	—	—	—	221,747	—
Stock-based compensation expense	—	—		60,713	—	—	—	—	—	60,713	—
Common stock issued under employee stock purchase plan	339	—		8,909	—	—	—	—	—	8,909	—
Common stock issued related to acquisitions	(1)	—		290	—	—	—	—	—	290	—
Tax benefit from employer stock plans	—	—		40,600	—	—	—	—	—	40,600	—
Write-off of deferred compensation	—	—		(21,417)	—	—	21,417	—	—	—	—
Stock repurchases	—	—		57,074	—	—	—	(9,501)	(294,891)	(237,817)	—
Cash paid in advance for stock repurchase contracts	—	—		(36,344)	—	—	—	—	—	(36,344)	—
Donated treasury shares	—	—		—	—	—	—	1	22	22	—
Unrealized gain on forward contracts net of reclassification adjustments and net of taxes	—	—		—	—	8,406	—	—	—	8,406	$8,406
Unrealized gain on available-for-sale securities, net of tax	—	—		—	—	237	—	—	—	237	237
Net income	—	—		—	182,997	—	—	—	—	182,997	182,997

Total comprehensive income											$191,640

Balance at December 31, 2006	238,156	238	*	1,655,530	1,006,706	4,180	—	(59,465)	(1,202,365)	1,464,289 *	—
Impact of adoption of FIN No. 48 on accumulated retained earnings on January 1, 2007	—	—		—	(12,398)	—	—	—	—	(12,398)	—
Shares issued under stock-based compensation plans	6,788	7		113,002	—	—	—	—	—	113,009	—
Stock-based compensation expense	—	—		64,666	—	—	—	—	—	64,666	—
Common stock issued under employee stock purchase plan	198	—		5,386	—	—	—	—	—	5,386	—
Tax benefit from employer stock plans	—	—		15,529	—	—	—	—	—	15,529	—
Common stock issued related to acquisitions	7,059	7		232,268	—	—	—	—	—	232,275	—
Stock repurchases	—	—		40,000	—	—	—	(5,376)	(212,114)	(172,114)	—
Tender offer	—	—		(515)	—	—	—	—	—	(515)	—
Cash paid in advance for stock repurchase contracts	—	—		(87,856)	—	—	—	—	—	(87,856)	—
Unrealized gain on forward contracts net of reclassification adjustments and net of taxes	—	—		—	—	1,521	—	—	—	1,521	$1,521
Unrealized gain on available-for-sale securities, net of tax	—	—		—	—	50	—	—	—	50	50
Net income	—	—		—	214,483	—	—	—	—	214,483	214,483

Total comprehensive income											$216,054

Balance at December 31, 2007	252,201	$252		$2,038,010	$1,208,791	$5,751	$—	(64,841)	$(1,414,479)	$1,838,325

*	Amounts do not add due to rounding.

See accompanying notes.

CITRIX SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Operating activities
Net income	$214,483	$182,997	$165,609
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	46,983	36,136	28,388
Depreciation and amortization of property and equipment	38,214	27,447	21,970
Stock-based compensation expense	65,491	61,596	7,403
In-process research and development	9,800	1,000	7,000
Provision for doubtful accounts	2,578	1,978	146
Provision for product returns	3,517	4,608	5,954
Provision for inventory reserves	3,351	3,584	383
Deferred income tax benefit	(634)	(4,351)	(14,771)
Tax effect of stock-based compensation	15,529	40,600	35,045
Excess tax benefit from exercise of stock options	(17,753)	(51,915)	—
Other non-cash items	2,231	478	158

Total adjustments to reconcile net income to net cash provided by operating activities	169,307	121,161	91,676
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(22,805)	(68,271)	(28,424)
Inventories	(6,316)	(5,869)	(1,707)
Prepaid expenses and other current assets	(24,841)	(10,092)	2,482
Other assets	(7,166)	(2,868)	234
Deferred tax assets, net	62,892	11,617	5,541
Accounts payable	9,502	9,554	12,052
Accrued expenses	16,230	10,660	(5,333)
Income tax payable	(11,892)	10,562	(868)
Deferred revenues	86,815	69,599	54,864
Other liabilities	(62,091)	(334)	(2,983)

Total changes in operating assets and liabilities, net of effects of acquisitions	40,328	24,558	35,858

Net cash provided by operating activities	424,118	328,716	293,143
Investing activities
Purchases of available for-sale investments	(639,414)	(709,565)	(183,245)
Proceeds from sales of available-for-sale investments	153,759	170,503	396,580
Proceeds from maturities of available-for-sale investments	305,278	215,318	141,652
Purchases of property and equipment	(85,919)	(52,051)	(26,377)
Cash paid for acquisitions, net of cash acquired	(148,055)	(61,462)	(168,347)
Cash paid for licensing agreements	(3,250)	—	—

Net cash (used in) provided by investing activities	(417,601)	(437,257)	160,263
Financing activities
Proceeds from issuance of common stock	118,395	230,656	101,592
Excess tax benefit from exercise of stock options	17,753	51,915	—
Stock repurchases, net	(259,970)	(274,161)	(174,350)
Proceeds from term loan and revolving credit facility	—	—	175,000
Payments on debt	(8,000)	(34,850)	(144,000)
Cash paid for financing fees	—	—	(1,098)

Net cash used in financing activities	(131,822)	(26,440)	(42,856)

Change in cash and cash equivalents	(125,305)	(134,981)	410,550
Cash and cash equivalents at beginning of year	349,054	484,035	73,485

Cash and cash equivalents at end of year	$223,749	$349,054	$484,035

Supplemental Cash Flow Information
Non-cash investing activity — (Decrease) increase in restricted cash equivalents and investments	$(80)	$87	$(85,323)

Non-cash financing activity — Fair value of stock issued in connection with acquisitions	$232,275	$290	$154,267

Cash paid for income taxes	$43,064	$2,330	$33,755

Cash paid for interest	$247	$432	$927

See accompanying notes.

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

Citrix Systems, Inc. (“Citrix” or the “Company”), is a Delaware corporation founded on April 17, 1989. The Company designs, develops and markets technology solutions that allow applications to be delivered, supported, and shared on-demand with high performance, enhanced security, and improved total cost of ownership. The Company markets and licenses its products through multiple channels such as value-added resellers, channel distributors, system integrators, independent software vendors, its Websites and original equipment manufacturers.

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

2. SIGNIFICANT ACCOUNTING POLICIES

Consolidation Policy

The consolidated financial statements of the Company include the accounts of its wholly-owned subsidiaries in the Americas, Europe, the Middle East and Africa (“EMEA”), Asia-Pacific and the Online Services division. All significant transactions and balances between the Company and its subsidiaries have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents at December 31, 2007 and 2006 consist of marketable securities, which are primarily commercial paper, agency securities, money market funds, corporate securities and municipal securities with initial or remaining contractual maturities when purchased of three months or less. The Company minimizes its credit risk associated with cash and cash equivalents by investing primarily in investment grade, highly liquid instruments.

Restricted Cash Equivalents and Investments

Restricted cash equivalents and investments at December 31, 2007 and 2006 are primarily comprised of $62.8 million in investment securities and cash equivalents pledged as collateral for specified obligations under the Company’s synthetic lease arrangement. The Company maintains the ability to manage the composition of the restricted cash equivalents and investments within certain limits and to withdraw and use excess investment earnings from the restricted collateral for operating purposes. For further information, see Note 10.

Investments

Short-term and long-term investments at December 31, 2007 and 2006 primarily consist of corporate securities, agency securities, municipal securities, commercial paper, and government securities. Investments classified as available-for-sale are stated at fair value with unrealized gains and losses, net of taxes, reported in accumulated other comprehensive income. Investments classified as held-to-maturity are stated at amortized cost. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 95, Statement of Cash Flows, the Company classifies available-for-sale securities, including its investments in auction rate securities that are available to meet the Company’s current operational needs, as short-term. The Company does not recognize changes in the fair value of its investments in income unless a decline in value is considered other-than-temporary in accordance with the Financial Accounting Standards Board (the “FASB”) Staff Position 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.

The Company minimizes its credit risk associated with investments by investing primarily in investment grade, highly liquid securities. The Company’s policy is designed to limit exposure to any one issuer depending on credit quality. Periodic evaluations of

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Accounts Receivable

The Company’s accounts receivable are due primarily from value-added resellers, distributors and end customers. Collateral is not required. Product returns are provided for in the consolidated financial statements and have historically been within management’s expectations. The Company also maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make payments. The Company periodically reviews these estimated allowances, including an analysis of the customers’ payment history and creditworthiness. The allowance for doubtful accounts was $2.9 million and $2.4 million as of December 31, 2007 and 2006, respectively. If the financial condition of a significant distributor or customer were to deteriorate, the Company’s operating results could be adversely affected. No distributor or end-customer accounted for more than 10% of gross accounts receivable at December 31, 2007 or 2006.

Inventory

Inventories are stated at the lower of cost or market on a first-in, first out basis and primarily consist of finished goods. As of December 31, 2007 and 2006, the provision to reduce obsolete or excess inventories to market was $8.5 million and $5.2 million, respectively.

Property and Equipment

Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which is generally three years for computer equipment, software, office equipment and furniture, the lesser of the lease term or five years for leasehold improvements, which is the estimated useful life, seven years for the Company’s enterprise resource planning system and 40 years for buildings. Depreciation expense was $38.2 million, $27.4 million and $22.0 million for 2007, 2006 and 2005, respectively.

During 2007 and 2006, the Company retired $6.8 million and $3.3 million, respectively, in property and equipment that were no longer in use. At the time of retirement, the remaining net book value of these assets was immaterial and no asset retirement obligations were associated with them.

Property and equipment consist of the following:

	December 31,
	2007	2006
	(In thousands)
Buildings	$17,781	$17,781
Computer equipment	116,632	86,001
Software	90,105	68,185
Equipment and furniture	27,224	21,453
Leasehold improvements	64,188	46,532
Land	9,062	9,062

	324,992	249,014
Less accumulated depreciation and amortization	(190,085)	(156,434)

	$134,907	$92,580

Long-Lived Assets

The Company reviews for impairment of long-lived assets and certain identifiable intangible assets to be held and used whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss is based on the fair value of the asset compared to its carrying value. Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. During 2007, 2006 and 2005, the Company did not recognize any impairment charges associated with its long-lived or intangible assets.

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill

The Company accounts for goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142, requires that goodwill and certain intangible assets are not amortized, but are subject to an annual impairment test. At December 31, 2007 and 2006, the Company had $888.5 million and $631.7 million of goodwill, respectively. There was no impairment of goodwill as a result of the annual impairment tests completed during the fourth quarters of 2007 and 2006. Excluding goodwill, the Company has no intangible assets deemed to have indefinite lives. Substantially all of the Company’s goodwill at December 31, 2007 and December 31, 2006 was associated with the Americas and Online Services reportable segments. See Note 3 for acquisitions and Note 12 for segment information.

Intangible Assets

The Company has intangible assets with finite lives that are recorded at cost, less accumulated amortization. Amortization is recognized on a straight-line basis over the estimated useful lives of the respective assets, generally three to seven years, except for patents, which are amortized over the lesser of their remaining life or ten years. In accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, the Company records acquired core and product technology at net realizable value and reviews this technology for impairment on a periodic basis by comparing the estimated net realizable value to the unamortized cost of the technology. There has been no impairment of these assets for any of the periods presented.

Intangible assets consist of the following (in thousands):

	December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Core and product technologies	$260,937	$83,633	6.06 years
Other	154,724	55,713	6.19 years

Total	$415,661	$139,346	6.11 years

	December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Core and product technologies	$137,071	$55,301	5.58 years
Other	85,754	37,062	5.29 years

Total	$222,825	$92,363	5.47 years

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

Estimated future annual amortization expense is as follows (in thousands):

Year ending December 31,
2008	$62,335
2009	55,143
2010	48,771
2011	38,061
2012	22,844

During 2006, the Company retired approximately $56.8 million of fully amortized intangible assets that were no longer in use from its books.

Software Development Costs

SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, requires certain software development costs to be capitalized upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment by

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment by management with respect to certain external factors such as anticipated future revenue, estimated economic life, and changes in software and hardware technologies. Software development costs incurred subsequent to achieving technological feasibility have not been significant and substantially all software development costs have been expensed as incurred.

The Company accounts for software developed for internal use pursuant to the American Institute of Certified Public Accountants Statement of Position (“SOP”) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Pursuant to SOP No. 98-1, the Company capitalizes external direct costs of materials and services used in the project and internal costs such as payroll and benefits of those employees directly associated with the development of internal use software and software developed related to its online service offerings. The amount of costs capitalized in 2007 and 2006 relating to internal use software was $26.3 million and $18.7 million, respectively. These costs are being amortized over the estimated useful life of the software, which is generally three to seven years, and are included in property and equipment in the accompanying consolidated balance sheets.

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

The Company’s software products are purchased by medium and small-sized businesses, with a minimal number of locations, and larger business enterprises with more complex multiserver environments that deploy the Company’s software products on a departmental or enterprise-wide basis. Products may be delivered indirectly by channel distributors or original equipment manufacturers or directly to the end-user by the Company via packaged product or download from the Company’s Website. The Company’s appliance products are integrated with software that is essential to the functionality of the equipment. The Company provides license updates for appliances, which include unspecified software upgrades and enhancements through its maintenance contracts. Accordingly, for these appliances, the Company accounts for revenue in accordance with SOP No. 97-2, “Software Revenue Recognition, (as amended by SOP 98-4 and SOP 98-9)” and all related interpretations, as described in detail below. The Company’s online services are purchased by small and medium sized businesses, as well as individuals and are centrally hosted on the Company’s Websites.

Revenue is recognized when it is earned. The Company’s software revenue recognition policies are in compliance with SOP 97-2 and related amendments and interpretations. In addition, the Company’s online services are considered service arrangements in accordance with EITF Issue No. 00-3, Application of AICPA Statement of Position 97-2, Software Revenue Recognition, to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware. In addition, because we provide our applications as a service, we follow the provisions of Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition.

The Company recognizes revenue when all of the following criteria are met: persuasive evidence of the arrangement exists; delivery has occurred and the Company has no remaining obligations; the fee is fixed or determinable; and collectability is probable. The Company defines these four criteria as follows:

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

•

Delivery has occurred and the Company has no remaining obligations. For product license and appliance sales, the Company’s standard delivery method is free-on-board shipping point. Consequently, it considers delivery of packaged products and appliances to have occurred when the products are shipped pursuant to an agreement and purchase order. The Company considers delivery of licenses under electronic licensing agreements to have occurred when the related products are shipped and the end-user has been electronically provided the software activation keys that allow the end-user to take immediate possession of the product. For online services, delivery begins when the login id and password have been provided to the customer. For product training and consulting services, the Company fulfills its obligation when the services are performed. For license updates, technical support and online services, the Company assumes that its obligation is satisfied ratably over the respective terms of the agreements, which are typically 12 to 24 months.

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•

The fee is fixed or determinable. In the normal course of business, the Company does not provide customers the right to a refund of any portion of their license fees or extended payment terms. The Company sells license updates and services, which includes technical support, product training and consulting services separately and it determines vendor specific objective evidence (“VSOE”) of fair value by the price charged for each of these items when sold separately or based on applicable renewal rates. For online services, the fee is considered fixed or determinable if it is not subject to refund or adjustment.

•

Collectability is probable. The Company determines collectability on a customer-by-customer basis and generally does not require collateral. The Company typically sells product licenses and license updates to distributors or resellers for whom there are histories of successful collection. New customers are subject to a credit review process that evaluates their financial position and ultimately their ability to pay. Customers are also subject to an ongoing credit review process. If the Company determines from the outset of an arrangement that collectability is not probable, revenue recognition is deferred until customer payment is received and the other parameters of revenue recognition described above have been achieved. Management’s judgment is required in assessing the probability of collection, which is generally based on evaluation of customer specific information, historical experience and economic market conditions.

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

The Company licenses most of its software products bundled with a one year contract for license updates that provide the end-user with free enhancements and upgrades to the licensed product on a when and if available basis. Customers may also elect to purchase subscriptions for license updates, when not bundled with the initial product release or purchase. Technical support, product training or consulting services may be purchased separately by the customer. Online services are sold separately. The Company allocates revenue to license updates and any other undelivered elements of the arrangement based on VSOE of fair value of each element and such amounts are deferred until the applicable delivery criteria and other revenue recognition criteria described above have been met. The balance of the revenue, net of any discounts inherent in the arrangement, is recognized at the outset of the arrangement using the residual method as the product licenses are delivered. If management cannot objectively determine the fair value of each undelivered element based on the VSOE of fair value, revenue recognition is deferred until all elements are delivered, all services have been performed, or until fair value can be objectively determined.

In the normal course of business, the Company is not obligated to accept product returns from its distributors under any other conditions, unless the product item is defective in manufacture, but it does provide most of its distributors with stock balancing and price protection rights. Stock balancing rights permit distributors to return products to the Company up to the forty-fifth day of the fiscal quarter, subject to ordering an equal dollar amount of its other products prior to the last day of the same fiscal quarter. Price protection rights require that the Company grants retroactive price adjustments for inventories of its products held by distributors or resellers if it lowers its prices for such products. Product items returned to the Company under the stock balancing program must be in new, unused and unopened condition. The Company establishes provisions for estimated returns for stock balancing and price protection rights, as well as other sales allowances, concurrently with the recognition of revenue. The provisions are established based upon consideration of a variety of factors, including, among other things, recent and historical return rates for both, specific products and distributors, estimated distributor inventory levels by product, the impact of any new product releases and projected economic conditions. Actual product returns for stock balancing and price protection provisions incurred are, however, dependent upon future events, including the amount of stock balancing activity by distributors and the level of distributor inventories at the time of any price adjustments. The Company continually monitors the factors that influence the pricing of its products and distributor inventory levels and makes adjustments to these provisions when it believes actual returns and other allowances could differ from established reserves. The Company’s ability to recognize revenue upon shipment to distributors is predicated on its ability to reliably estimate future stock balancing returns. If actual experience or changes in market condition impairs the Company’s ability to estimate returns, it would be required to defer the recognition of revenue until the delivery of the product to the end-user. Allowances for estimated product returns amounted to approximately $1.7 million at both December 31, 2007 and December 31, 2006. The Company has not reduced and has no current plans to reduce its prices for inventory currently

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

held by distributors. Accordingly, there were no reserves required for price protection at December 31, 2007 and 2006. The Company also records estimated reductions to revenue for customer programs and incentive offerings including volume-based incentives. If market conditions were to decline, the Company could take actions to increase its customer incentive offerings, which could result in an incremental reduction to revenue at the time the incentive is offered.

Product Concentration

The Company derives a substantial portion of its revenues from its XenApp product (formerly its Presentation Server product) and anticipates that this product and future derivative products and product lines based upon this technology will continue to constitute a majority of its revenue. The Company could experience declines in demand for products, whether as a result of general economic conditions, new competitive product releases, price competition, lack of success of its strategic partners, technological change or other factors.

Cost of Revenues

Cost of product license revenues consists primarily of hardware, product media and duplication, manuals, packaging materials, shipping expense, server capacity costs and royalties. In addition, the Company is a party to licensing agreements with various entities, which give the Company the right to use certain software code in its products or in the development of future products in exchange for the payment of fixed fees or amounts based upon the sales of the related product. The licensing agreements generally have terms ranging from one to five years, and generally include renewal options. However, some agreements may be perpetual unless expressly terminated. Royalties and other costs related to these agreements are included in cost of revenues. Cost of services revenue consists primarily of compensation and other personnel-related costs of providing technical support and consulting, as well as the Company’s online services. Also included in cost of revenues is amortization of product related intangible assets which includes acquired core and product technology and associated patents.

Foreign Currency

The functional currency of each of the Company’s wholly-owned foreign subsidiaries is the U.S. dollar. Monetary assets and liabilities of the subsidiaries are remeasured into U.S. dollars at year-end exchange rates, and revenues and expenses are remeasured at average rates prevailing during the year. Remeasurement and foreign currency transaction gains (losses) of approximately $0.6 million, $(0.2) million and $(0.4) million for the years ended December 31, 2007, 2006, and 2005, respectively, are included in other expense, net, in the accompanying consolidated statements of income.

Derivatives and Hedging Activities

In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations and amendments, the Company records derivatives as either assets or liabilities on the balance sheet and measures those instruments at fair value. For derivatives that are designated as and qualify as effective cash flow hedges, the portion of gain or loss on the derivative instrument effective at offsetting changes in the hedged item is reported as a component of accumulated other comprehensive income (loss) and reclassified into earnings as operating expense, net when the hedged transaction affects earnings. For derivative instruments that are designated as and qualify as effective fair value hedges, the gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk is recognized in current earnings as interest income (expense) during the period of the change in fair values. Derivatives not designated as hedging instruments are adjusted to fair value through earnings as other expense, net, in the period the changes in fair value occur. The application of the provisions of SFAS No. 133 could impact the volatility of earnings.

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

Advertising Costs

The Company expenses advertising costs as incurred. The Company has advertising agreements with, and purchases advertising from, online media providers to advertise its online services products. The Company also has cooperative advertising agreements with certain distributors and resellers whereby the Company will reimburse distributors and resellers for qualified advertising of Citrix products. Reimbursement is made once the distributor, reseller or provider provides substantiation of

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company estimates the impact of these expenses and recognizes them at the time of product sales as a reduction of net revenue or as a component of sales, marketing and support expenses in the accompanying consolidated statements of income. The total costs the Company recognized related to advertising was approximately $64.0 million, $54.2 million and $38.8 million, during the years ended December 31, 2007, 2006 and 2005, respectively.

Income Taxes

On January 1, 2007, the Company adopted the provisions of FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes. As a result of the implementation of FIN No. 48, the Company recognized approximately a $12.4 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings.

The Company and one or more of its subsidiaries is subject to United States, (“U.S.”) federal income taxes in the U.S., as well as income taxes of multiple state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non- U.S. income tax examinations by tax authorities for years prior to 2004. The Internal Revenue Service commenced an examination of the Company’s U.S. federal income tax returns for 2004 and 2005 in the third quarter of 2006.

The Company is required to estimate its income taxes in each of the jurisdictions in which it operates as part of the process of preparing its consolidated financial statements. SFAS No. 109, Accounting for Income Taxes, requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company reviews deferred tax assets periodically for recoverability and makes estimates and judgments regarding the expected geographic sources of taxable income, gains from investments, as well as tax planning strategies in assessing the need for a valuation allowance.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant estimates made by management include the provision for doubtful accounts receivable, the provision to reduce obsolete or excess inventory to market, the provision for estimated returns for stock balancing and price protection rights, as well as sales allowances, the assumptions used in the valuation of stock-based awards, the valuation of the Company’s goodwill, net realizable value of core and product technology, the provision for vacant facility costs, the provision for income taxes and the amortization and depreciation periods for intangible and long-lived assets. While the Company believes that such estimates are fair when considered in conjunction with the consolidated financial position and results of operations taken as a whole, the actual amounts of such estimates, when known, will vary from these estimates.

Accounting for Stock-Based Compensation

The Company has various stock-based compensation plans for its employees and outside directors. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, Share-Based Payment, and related interpretations using the modified-prospective transition method. Under that method, compensation cost recognized in 2006 includes (a) compensation cost for all stock-based awards granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (b) compensation cost for all stock-based awards granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Results for prior periods have not been restated due to the adoption of SFAS No. 123R. Prior to January 1, 2006, the Company accounted for its stock-based compensation plans under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation. The Company did not recognize compensation cost related to stock options granted to its employees and non-employee directors that had an exercise price equal to or above the market value of the underlying common stock on the date of grant in its consolidated statements of income prior to January 1, 2006. See Note 6 for further information regarding the Company’s stock-based compensation plans.

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

3. ACQUISITIONS

2007 Acquisitions

Ardence Delaware Inc.

On January 5, 2007, the Company acquired all of the issued and outstanding capital stock of Ardence Delaware Inc. (the “Ardence Acquisition” or “Ardence”), a leading provider of solutions that allow information technology administrators to set up and configure PCs, servers, and Web servers in real time from a centrally managed source. The Ardence Acquisition strengthens the Company’s application delivery capabilities with more robust streaming and provisioning technologies and increased security and reliability. The total consideration for the Ardence Acquisition was $51.7 million comprised of cash paid of $50.3 million and acquisition related costs of approximately $1.4 million. As part of the Ardence Acquisition, the Company assumed approximately 0.1 million non-vested stock-based awards and approximately 0.1 million stock options upon the closing of the transaction. The sources of funds for consideration paid in the transaction consisted of available cash and investments.

XenSource, Inc

In October 19, 2007, the Company completed its acquisition of all of the issued and outstanding capital stock of XenSource, Inc. (the “XenSource Acquisition” or “XenSource”), a privately held leader in enterprise-grade virtual infrastructure solutions. The acquisition positions the Company in adjacent server and desktop virtualization markets that will allow it to extend its leadership in the broader Application Delivery Infrastructure market by adding key enabling technologies that make the end-to-end computing environment more flexible, dynamic and responsive to business change. The total consideration for the XenSource Acquisition was approximately, $328.5 million, comprised of approximately 7.1 million shares of the Company’s common stock valued at $232.3 million, $92.5 million in cash and approximately $3.7 million in direct transaction costs. In addition, in connection with the XenSource Acquisition the Company issued approximately 1.3 million unvested shares of its common stock and assumed approximately 3.3 million stock options each of which will be exercisable for the right to receive one share of the Company’s common stock upon vesting. The sources of funds for cash consideration paid in the transaction consisted of available cash and investments. For more information regarding the XenSource Acquisition see Note 16.

Revenues from products acquired in the Ardence Acquisition and the XenSource Acquisition (collectively, the 2007 Acquisitions are primarily included in the Company’s Product License revenue. The 2007 Acquisitions results of operations have been included in the Company’s consolidated results of operations beginning after the date of the respective acquisitions.

Purchase Accounting for the 2007 Acquisitions

Under the purchase method of accounting, the purchase prices for the 2007 Acquisitions were allocated to the acquired companies’ net tangible and intangible assets based on their estimated fair values as of the date of the completion of the acquisitions. The allocation of the total purchase prices are summarized below (in thousands):

	Ardence		XenSource
	Purchase Price Allocation	Asset Life	Purchase Price Allocation	Asset Life
Current assets	$6,326		$19,177
Property and equipment	917	Various	1,224	Various
In-process research and development	1,200		8,600
Other assets	—		112
Intangible assets	22,160	1-7 years	146,440	2-8 years
Goodwill	43,187	Indefinite	214,299	Indefinite

Assets acquired	73,790		389,852
Current liabilities assumed	(10,851)		(4,179)
Long-term liabilities assumed	(2,673)		—
Deferred tax liabilities, non-current	(8,577)		(57,214)

Net assets acquired, including direct transaction costs	$51,689		$328,459

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Current assets acquired in connection with the 2007 Acquisitions consisted mainly of accounts receivable. Current liabilities acquired in the acquisition of Ardence consisted primarily of short-term debt, other accrued expenses and long-term liabilities consisted primarily of facilities related costs. Approximately $184.5 million, $62.0 million and $11.0 million of goodwill related to the 2007 Acquisitions was assigned to the Company’s Americas, EMEA and Asia-Pacific segments, respectively and is not deductible for tax purposes. See Note 12 for segment information.

Identifiable intangible assets purchased in the 2007 Acquisitions, in thousands, and their weighted average lives are as follows:

	Ardence	Weighted Average Life	XenSource	Weighted Average Life
Covenants not to compete	$—	—	$3,160	2.0 years
Trade names	60	1.0 years	15,900	7.0 years
Customer relationships	4,800	6.4 years	32,380	8.0 years
Core and product technologies	17,300	5.3 years	95,000	7.0 years

Total	$22,160		$146,440

2007 Acquisitions Pro Forma Financial Results

The results of operations of the 2007 Acquisitions were included in the Company’s results of operations beginning after their respective acquisition dates. The following unaudited pro forma information combines the consolidated results of operations of Citrix and the companies that it acquired in 2007 as if the acquisitions had occurred at the beginning of fiscal year 2006 (in thousands, except per share data):

	December 31,
	2007	2006
Revenues	$1,394,461	$1,149,845
Income from operations	126,142	102,806
Net income	164,232	115,164
Per share - basic	0.88	0.61
Per share - diluted	0.84	0.59

2006 Acquisitions

During 2006, the Company acquired all of the issued and outstanding capital stock of two privately held companies, Reflectent Software, Inc., a provider of solutions to monitor the real-time performance of client-server, Web and desktop applications from an end-user perspective, and Orbital Data Corporation, a provider of solutions that optimize the delivery of applications over wide area networks (the “2006 Acquisitions”). The 2006 Acquisitions strengthen the Company’s Citrix Delivery Center products which are designed to offer comprehensive solutions across all dimensions of application delivery. The total consideration for the 2006 Acquisitions was $68.0 million comprised of cash paid of $65.1 million and other costs related primarily to estimated direct transaction costs of $2.9 million, including approximately $0.3 million related to stock-based awards that were granted and vested upon consummation of the acquisitions. As part of the 2006 Acquisitions, the Company assumed approximately 0.4 million non-vested stock-based awards upon the closing of the transaction. Revenues from the acquired products are primarily included in the Company’s Product License revenue and Technical Services revenue. The sources of funds for consideration paid in these transactions consisted of available cash and investments. In connection with the 2006 Acquisitions, the Company allocated $43.7 million to goodwill, $17.3 million to core and product technology and $3.6 million to other intangible assets. The Company assigned all of the goodwill to its Americas segment.

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2005 Acquisitions

During 2005, the Company acquired all of the issued and outstanding capital stock of two privately held companies, NetScaler, Inc. and Teros, Inc. (the “2005 Acquisitions”) for a total of $172.8 million in cash, 6.6 million shares of the Company’s common stock valued at $154.8 million and estimated direct transaction costs of $6.2 million. The Company also assumed $20.6 million in non-vested stock-based compensation upon the closing of the NetScaler transaction that was accounted for in accordance with FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB Opinion No. 25) and was recorded as deferred compensation in the accompanying 2005 consolidated balance sheet. The assumed awards had an excess of fair value over intrinsic value of $0.5 million, which is reflected in the total consideration for the transaction. In addition, in 2006, the Company received an immaterial number of shares related to non-tendering payees of the 2005 Acquisitions. The 2005 Acquisitions further extend the Company’s Citrix Delivery Center products, which are designed to offer comprehensive solutions across all dimensions of application delivery. Revenues from the acquired products are primarily included in the Company’s Product License revenue and Technical Services revenue in the accompanying consolidated statements of income. In connection with the 2005 Acquisitions, the Company allocated $230.0 million to goodwill, $40.2 million to core technology and $35.8 million to other intangible assets. The Company assigned all of the goodwill to its Americas segment.

In-process Research and Development

The fair values used in determining the purchase price allocation for certain intangible assets for the Company’s acquisitions were based on estimated discounted future cash flows, royalty rates and historical data, among other information. Purchased in-process research and development (“IPR&D”) of $9.8 million, $1.0 million and $7.0 million was expensed immediately upon the closing of the 2007 Acquisitions, 2006 Acquisitions and 2005 Acquisitions, respectively, in accordance with FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method, due to the fact that it pertained to technology that was not currently technologically feasible, meaning it had not reached the working model stage, did not contain all of the major functions planned for the product, was not ready for initial customer testing and had no alternative future use. The fair value assigned to IPR&D was determined using the income approach, which includes estimating the revenue and expenses associated with a project’s sales cycle and by estimating the amount of after-tax cash flows attributable to the projects. The future cash flows were discounted to present value utilizing an appropriate risk-adjusted rate of return, which ranged from 19% to 36%. The rate of return included a factor that takes into account the uncertainty surrounding the successful development of the IPR&D.

4. CASH AND INVESTMENTS

Cash and cash equivalents and investments consist of the following:

	December 31,
	2007	2006
	(In thousands)
Cash and cash equivalents:
Cash	$160,592	$28,761
Commercial paper	48,294	145,238
Agency securities	25,690	19,586
Money market funds	25,522	166,097
Corporate securities	1,424	2,769
Municipal securities	—	2,854

Total	$261,522	$365,305

Reported as:
Cash and cash equivalents	$223,749	$349,054

Restricted cash equivalents and investments	$37,773	$16,251

Short-term investments:
Corporate securities	$198,419	$100,197
Municipal securities	83,027	11,150
Agency securities	53,334	55,709
Commercial paper	37,729	28,785

Total	$372,509	$195,841

Reported as:
Short-term investments	$356,085	$152,652

Restricted cash equivalents and investments	$16,424	$43,189

Long-term investments:
Corporate securities	$119,636	$159,879
Agency securities	88,203	76,774
Municipal securities	11,444	1,375
Government securities (1)	6,422	6,191
Other	2,509	1,831

Total	$228,214	$246,050

Reported as:
Long-term investments	$218,676	$241,675

Restricted cash equivalents and investments	$9,538	$4,375

(1)	Includes investments issued by the United States government.

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s investments are classified as available-for-sale and are recorded at fair value. Gross realized gains and losses on sales of securities during 2007, 2006 and 2005 were not material. At December 31, 2007, the average original contractual maturity of the Company’s short-term available-for-sale investments was approximately 15 months. The Company’s long-term available-for-sale investments at December 31, 2007 included $218.7 million of investments with original contractual maturities ranging from one to 37 years. The average remaining maturities of the Company’s short-term and long-term available-for-sale investments, including restricted investments, at December 31, 2007 were approximately five months and 13 years, respectively. In addition, included in short-term available-for-sale investments were auction rate securities of $57.6 million that generally reset every 28 days. The Company also owns $2.5 million in equity investments not due at a single maturity date classified as long-term investments at December 31, 2007.

The Company had an investment in an instrument with an aggregate face value of $32.0 million that includes structured credit risk features related to certain referenced entities. Under the terms of this debt instrument, the Company assumed the default risk, above a certain threshold, of a portfolio of specific referenced issuers in exchange for a fixed yield that is added to the London Interbank Offered Rate (“LIBOR”)-based yield on the debt instrument. In the event of default by any of the underlying referenced issuers above specified amounts, the Company would pay the counterparty an amount equivalent to its loss, not to exceed the face value of the instrument. The primary risk associated with this instrument is the default risk of the underlying issuers. The credit rating of this instrument was equivalent to the likelihood of an event of default under a “AA” rated individual security. The purpose of this instrument was to provide additional yield on certain of the Company’s available-for-sale investments. The instrument matured in February 2008. There were no credit events for the underlying referenced entities resulting in losses to the Company. The Company separately accounted for changes in the fair value of the investment and as of December 31, 2007 and 2006 there was no material change in fair value.

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

In February 2008, the Company held approximately $45.5 million in triple-A rated municipal auction rate securities whose underlying assets are generally student loans which are substantially backed by the federal government. The market for municipal auction rate securities in our portfolio began experiencing auction failures on February 13, 2008. For the securities that experienced a failure the issuer will pay interest at a failure rate on the regular auction date , which is every 28 days for the investments in our portfolio. The securities will not be liquid until the auctions are successful or the issuers are able to refinance, call and/or restructure their obligations to a different interest rate mode. In the event the Company needs to access the funds related to the affected securities, it may not be able to do so without a potential loss of principal unless future auctions on these securities are successful. If the issuers are unable to successfully close future auctions or refinance their obligations and their credit ratings deteriorate, the Company may be required to adjust the carrying value of these securities and recognize an impairment charge for an other-than-temporary decline in the fair values. Based on the Company’s available cash and other investments, it does not currently anticipate that the lack of liquidity caused by the failed auctions of these securities will have a material adverse effect on its operating cash flows or financial position.

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,
	2007	2006
	(In thousands)
Accrued compensation and employee benefits	$62,944	$47,425
Accrued taxes	62,003	44,102
Other	66,436	54,137

	$191,383	$145,664

6. EMPLOYEE STOCK-BASED COMPENSATION AND BENEFIT PLANS

Plans

The Company’s stock-based compensation program is a broad based, long-term retention program that is intended to attract and reward talented employees and align stockholder and employee interests. As of December 31, 2007, the Company had two stock-based compensation plans under which it was granting stock options, shares of non-vested stock and non-vested stock units. The Company is currently granting stock-based awards from its 2005 Equity Incentive Plan (as amended, the “2005 Plan”) and its 2005 Employee Stock Purchase Plan (the “2005 ESPP”). Upon certain of the Company’s acquisitions, it assumed several plans from the acquired companies. The Company’s Board of Directors has provided that no new awards will be granted under the Company’s acquired stock plans or its superseded and expired stock plans (including the Amended and Restated 1995 Stock Plan, Second Amended and Restated 2000 Director and Officer Stock Option and Incentive Plan, Second Amended and Restated 1995 Non-Employee Director Stock Option Plan and Third Amended and Restated 1995 Employee Stock Purchase Plan. Awards previously granted under the Company’s superseded and expired stock plans that are still outstanding, however, typically expire ten years from the date of grant and will continue to be subject to all the terms and conditions of such plans, as applicable.

Under the terms of the 2005 Plan, the Company is authorized to grant incentive stock options (“ISOs”), non-qualified stock options (“NSOs”), non-vested stock, non-vested stock units, stock appreciation rights (“SARs”), performance units and to make stock-based awards to full and part-time employees of the Company and its subsidiaries or affiliates, where legally eligible to participate, as well as consultants and non-employee directors of the Company. Currently, the 2005 Plan provides for the issuance of a maximum of 20,900,000 shares of common stock of which 5,400,000 was authorized by the Company’s Board of Directors in February 2007 and its stockholders in October 2007. Under the 2005 Plan, ISOs must be granted at exercise prices no less than fair market value on the date of grant, except for ISOs granted to employees who own more than 10% of the Company’s combined voting power, for which the exercise prices must be no less than 110% of the market value at the date of grant. NSOs and SARs must be granted at no less than market value on the date of grant, or in the case of SARs in tandem with options, at the exercise price of the related option. Non-vested stock awards may be granted for such consideration in cash, other property or services, or a combination thereof, as determined by the Company’s Compensation Committee of its Board of Directors. All stock-based awards are exercisable upon vesting. The Company’s policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight line basis over the requisite service period for the entire award. As of December 31, 2007, there were 38,231,365 shares of common stock reserved for issuance pursuant to the Company’s stock-based compensation plans and the Company had authorization under its 2005 Plan to grant 8,771,717 additional stock-based awards.

Under the 2005 ESPP, all full-time and certain part-time employees of the Company are eligible to purchase common stock of the Company twice per year at the end of a six month payment period (a “Payment Period”). During each Payment Period, eligible employees who so elect may authorize payroll deductions in an amount no less than 1% nor greater than 10% of his or her base pay for each payroll period in the Payment Period. At the end of each Payment Period, the accumulated deductions are used to purchase shares of common stock from the Company up to a maximum of 12,000 shares for any one employee during a Payment Period. Shares are purchased at a price equal to 85% of the fair market value of the Company’s common stock on the last business day of a Payment Period. Employees who, after exercising their rights to purchase shares of common stock under the 2005 ESPP, would own shares of 5% or more of the voting power of the Company’s common stock, are ineligible to participate under the 2005 ESPP. The 2005 ESPP provides for the issuance of a maximum of 10,000,000 shares of common stock. As of December 31, 2007, 537,091 shares had been issued under the 2005 ESPP. The Company recorded stock-based compensation costs related to the 2005 ESPP of $0.8 million and $1.8 million for the years ended December 31, 2007 and 2006, respectively.

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pro Forma Information Under SFAS No. 123 for Periods Prior to January 1, 2006

The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based awards in 2005 (in thousands, except per share information):

2005
Net income:
As reported	$165,609
Add: Total stock-based employee compensation included in net income as reported, net of related tax effects	5,767
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(38,475)

Pro forma	$132,901

Basic earnings per share:
As reported	$0.96

Pro forma	$0.77

Diluted earnings per share:
As reported	$0.93

Pro forma	$0.75

For purposes of the pro forma calculations, the fair value of each option was estimated on the date of the grant using the Black-Scholes option-pricing model, assuming no expected dividends, and the following assumptions:

Stock Options granted during 2005
Expected volatility factor	0.31 - 0.35
Approximate risk free interest rate	3.7% - 4.4%
Expected term (in years)	3.32

The Company estimated the expected volatility factor based upon implied and historical data. The approximate risk free interest rate was based on the implied yield available on U.S. Treasury zero-coupon issues with remaining terms equivalent to the Company’s expected term. The expected term of the Company’s stock options was based on the historical exercise patterns considering changes in vesting periods and contractual terms. The weighted average fair value of stock options granted during 2005 was $9.18. The total intrinsic value of stock options exercised during 2005 was $62.9 million. Forfeitures were recognized as they occurred.

Expense Information under SFAS No. 123R

As required by SFAS No. 123R, the Company estimates forfeitures of employee stock options and recognizes compensation costs only for those awards expected to vest. Forfeiture rates are determined based on historical experience. The Company also considers whether there have been any significant changes in facts and circumstances that would affect its forfeiture rate quarterly. Estimated forfeitures are adjusted to actual forfeiture experience as needed. The Company recorded stock-based compensation costs, related deferred tax assets and tax benefits of $65.5 million, $15.6 million and $26.6 million, respectively, in 2007 and $61.6 million, $9.6 million and $57.1 million, respectively, in 2006.

The detail of the total stock-based compensation recognized by income statement classification is as follows (in thousands):

Income Statement Classifications	2007	2006
Cost of services revenues	$1,479	$2,100
Research and development	21,719	18,209
Sales, marketing and support	24,365	24,095
General and administrative	17,928	17,192

Total	$65,491	$61,596

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Extensions of Expired Stock Options

As a result of the Company’s failure to file its periodic reports with the SEC on a timely basis, including its Annual Report on Form 10-K for the year ended December 31, 2006 and its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2007 and June 30, 2007, and the Company’s determination that previously filed financial statements should no longer be relied upon, the Company voluntarily suspended the exercise of employee stock options beginning on March 14, 2007 through September 7, 2007. The Company extended the 90-day post-termination exercise period for certain former employees whose options would have expired during the voluntary suspension to allow for a 30-day period to exercise in-the-money options after the Company became current with its SEC filings. This modification resulted in a compensation charge of approximately $3.7 million that was recorded in 2007 and is included in the table above. The Company also agreed to extend the exercise period for current employees whose options expired during the voluntary suspension to allow for a 30-day period to exercise in-the-money options after the Company became current with its SEC filings. This modification resulted in a $0.7 million compensation charge that was recorded in 2007 and is included in the table above.

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

The terms of the Offer provided that current employees, who are not Section 16 officers of the Company, could elect to have discounted options amended to increase their exercise price per share to be equal to the fair market value used for financial reporting purposes and to receive a cash payment with respect to such amended options equal to the difference between the amended exercise price and the original exercise price of each discounted option, less applicable withholding taxes. During the election period, which was from September 11, 2007 through October 8, 2007, the Company had received elections from eligible employees agreeing to amend and increase to fair value the exercise price with respect to 551,408 options. Under the terms of the Offer, the Company made cash payments in January 2008 totaling approximately $1.4 million to the individuals who elected to amend their discounted options. In 2007, the Company recognized an incremental expense of approximately $0.9 million representing the incremental fair value of the options following the modification to increase the exercise price and to settle the difference in cash. In addition, the Company recorded the remaining portion of the cash payment of $0.5 million as a charge to stockholders’ equity, as the payment represents a cash settlement of a portion of the original award that had been previously expensed.

Stock Options

As part of the Company’s 2007 Acquisitions, it assumed 3,389,668 options, to purchase shares of its common stock, all of which have a five year life and vest over three years at a rate of 33.3% of the shares underlying the option one year from date of grant and at a rate of 2.78% monthly thereafter. All other options granted during the year were granted pursuant to the Company’s 2005 Plan. Options granted pursuant to the 2005 Plan typically have a five year life and vest over three years at a rate of 33.3% of the shares underlying the option one year from date of grant and at a rate of 2.78% monthly thereafter. A summary of the status and activity of the Company’s fixed option awards is as follows:

Options	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2006	26,878,390	$29.55	3.74
Granted	8,303,443	24.35
Exercised	(5,352,521)	21.11
Forfeited or expired	(1,054,054)	28.36

Outstanding at December 31, 2007	28,775,258	29.56	3.38	$347,253

Vested or expected to vest at December 31, 2007	26,772,552	29.79	3.31	$322,470

Exercisable at December 31, 2007	17,856,526	31.71	2.74	$207,372

For the year ended December 31, 2007, the Company recognized stock-based compensation expense of $54.6 million related to options including the amounts recognized in conjunction with the extension of expired stock options and the Tender Offer, and for the year ended December 31, 2006, it recognized $56.1 million related to stock options. As of December 31, 2007, there was $160.5 million of total unrecognized compensation cost related to stock options. That cost is expected to be recognized

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

over a weighted-average period of 2.35 years. The total intrinsic value of stock options exercised during 2007 and 2006 was $92.8 million and $180.0 million, respectively.

Stock Option Valuation Information under SFAS No. 123R

The Company estimates the fair value of each stock option on the date of grant using the Black-Scholes option-pricing model, applying the following assumptions and amortizing that value to expense over the option’s vesting period using the ratable approach:

	Stock Options granted during
	2007	2006
Expected volatility factor	0.33 - 0.37	0.30 - 0.37
Approximate risk free interest rate	3.6% - 4.7%	4.5% - 4.9%
Expected term (in years)	3.37 - 3.38	3.00 - 3.34
Expected dividend yield	0%	0%

For purposes of determining the expected volatility factor, the Company considered implied volatility in two-year market-traded options of the Company’s common stock based on third party volatility quotes in accordance with the provisions of SAB No. 107. The Company’s decision to use implied volatility was based upon the availability of actively traded options on the Company’s common stock and its assessment that implied volatility is more representative of future stock price trends than historical volatility. The approximate risk free interest rate was based on the implied yield available on U.S. Treasury zero-coupon issues with remaining terms equivalent to the Company’s expected term on its options. The expected term of the Company’s stock options was based on the historical employee exercise patterns. The Company also analyzed its historical pattern of option exercises based on certain demographic characteristics and determined that there were no meaningful differences in option exercise activity based on the demographic characteristics. The Company does not intend to pay dividends on its common stock in the foreseeable future. Accordingly, the Company used a dividend yield of zero in its option pricing model. The weighted average fair value of stock options granted during 2007 from the 2005 Plan was $11.71.

The Company estimated the fair value of the stock options assumed in the 2007 Acquisitions on the date of grant using the Black-Scholes option-pricing model, applying the following assumptions:

Expected volatility factor	0.37
Approximate risk free interest rate	3.8% - 3.9%
Expected term (in years)	2.00 - 2.75
Expected dividend yield	0%

The expected term of the Company’s stock options was based on the historical employee exercise patterns of discounted options. For purposes of determining the expected volatility factor, the Company considered implied volatility in two-year market-traded options of the Company’s common stock based on third party volatility quotes, which is consistent with the expected term for these options. The approximate risk free interest rate was based on the implied yield available on U.S. Treasury zero-coupon issues with remaining terms equivalent to the Company’s expected term on its options. The weighted average fair value of stock options assumed in conjunction with the 2007 Acquisitions was $35.52.

Non-vested Stock

Shares of non-vested stock assumed in conjunction with the Company’s XenSource Acquisition vest 50% on the first anniversary of the grant date and 50% on the second anniversary of the grant date based on service. In 2006, the Company awarded shares of non-vested stock pursuant to the 2005 Plan to a certain senior member of management that vested upon achieving certain employee retention goals in 2007 and 2006. The retention goals were achieved, and the shares were awarded. As part of the Company’s 2005 Acquisitions, it assumed 25,179 shares of non-vested stock held by certain employees of the acquired companies. The non-vested stock assumed vested monthly based on service through October 2007 dependent upon the remaining vesting period of such non-vested stock at the time of the acquisition. As part of an overall retention program, the Company also granted 60,000 shares of non-vested stock to certain employees retained from the 2005 Acquisitions. Of the non-vested stock granted, 45,000 shares vested 50% on the first anniversary of the grant date and 50% on the second anniversary of the grant date, and the remaining 15,000 non-vested shares granted vested 50% on the first anniversary of the grant date and 50% eighteen months from the grant date. All remaining shares of non-vest stock granted in conjunction with the 2005 Acquisitions either vested or expired in 2007 and are reflected in the table below. The following table summarizes the Company’s non-vested stock activity as of December 31, 2007:

	Number of Shares	Weighted- Average Fair Value at Grant Date
Non-vested at December 31, 2006	39,924	$30.03
Granted	1,284,139	39.65
Vested	(36,326)	29.85
Forfeited	(3,598)	26.17

Non-vested at December 31, 2007	1,284,139	39.65

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2007 and 2006, the Company recognized stock-based compensation expense of $3.9 million and $1.4 million, respectively, related to non-vested stock. As of December 31, 2007, there was $39.3 million of total unrecognized compensation cost related to non-vested stock. That cost is expected to be recognized over a weighted-average period of 2.80 years.

Non-vested Stock Units

The Company assumed 159,342 non-vested stock units in conjunction with its 2007 Acquisitions the majority of which vest over three years based on service at a rate of 33.3% on each anniversary date. In addition, as part of its 2007 Acquisitions, the Company also granted 26,183 non-vested stock units from its 2005 Plan, of which the majority vest based on service at a rate of 50% on the first anniversary of the grant date and 50% on the second anniversary of the grant date. As part of the 2006 Acquisitions, the Company assumed 175,717 non-vested stock units, of which the majority vest based on service at a rate of 50% on the first anniversary of the grant date and 50% on the second anniversary of the grant date. The Company assumed $2.8 million of non-vested stock units in conjunction with its 2005 Acquisitions. The non-vested stock units vested 33.33% at nine, twelve and eighteen months from the date of grant. The number of shares that were issued on each vesting date was dependent upon the Company’s stock price over the five consecutive trading days prior to the vesting date; provided, however that the number of shares issued pursuant to the non-vested stock units did not exceed 280,000 shares. All remaining non-vested stock units granted in conjunction with the 2005 Acquisitions vested in 2007 and are reflected in the table below.

During 2007 and 2006, the Company awarded certain senior members of management non-vested stock units from the 2005 Plan. The number of non-vested stock units underlying each award is determined based on achievement of a specific corporate operating income goal. If the performance goal is less than 90% attained, then no non-vested stock units will be issued pursuant to the authorized award. For performance at and above 90%, the number of non-vested stock units issued will be based on a graduated slope, with the maximum number of non-vested stock units issuable pursuant to the award capped at 125% of the base number of non-vested stock units set forth in the executive’s award agreement. If the performance goal is met, the non-vested stock units will vest 33.33% on each anniversary subsequent to the date of the award. Each non-vested stock unit, upon vesting, will represent the right to receive one share of the Company’s common stock. If the performance goals are not met, no compensation cost will be recognized and any previously recognized compensation cost will be reversed. During 2007 and 2006, the goal was achieved within in the range of the graduated slope and there was no material adjustment to compensation costs related to non-vested stock units granted to executives. In addition, during 2007, the Company awarded 25,000 non-vested stock units to a certain senior member of management with performance goals related to building the executive management team. The performance goals were met during 2007 and the award will vest based on service at a rate of 33.33% on each anniversary date. The Company also awards non-vested stock units to its non-employee directors annually. These units vest monthly in equal installments based on service and, upon vesting, each stock unit will represent the right to receive one share of the Company’s common stock.

The following table summarizes the Company’s non-vested stock unit activity as of December 31, 2007:

	Number of Shares	Weighted- Average Fair Value at Grant Date
Non-vested at December 31, 2006	240,295	$34.54
Granted	640,920	36.77
Vested	(147,861)	35.20
Forfeited	(48,962)	32.79

Non-vested at December 31, 2007	684,392	37.00

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2007 and 2006, the Company recognized stock-based compensation expense of $7.0 million and $4.1 million, respectively, related to non-vested stock units. As of December 31, 2007, there was $17.8 million of total unrecognized compensation cost related to non-vested stock units. That cost is expected to be recognized over a weighted-average period of 2.15 years.

Benefit Plan

The Company maintains a 401(k) benefit plan (the “Plan”) allowing eligible U.S.-based employees to contribute up to 60% of their annual compensation, limited to an annual maximum amount as set periodically by the Internal Revenue Service. The Company, at its discretion, may contribute up to $0.50 of each dollar of employee contribution. The Company’s total matching contribution to an employee is typically made at 3% of the employee’s annual compensation. The Company’s matching contributions were $5.9 million, $3.7 million and $2.8 million in 2007, 2006 and 2005, respectively. The Company’s contributions vest over a four-year period at 25% per year.

7. CAPITAL STOCK

Stock Repurchase Programs

The Company’s Board of Directors authorized an ongoing stock repurchase program with a total repurchase authority granted to the Company of $1.8 billion, of which $300 million was authorized in January 2008. The Company may use the approved dollar authority to repurchase stock at any time until the approved amounts are exhausted. The objective of the Company’s stock repurchase program is to improve stockholders’ returns. At December 31, 2007, approximately $33.5 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. A significant portion of the funds used to repurchase stock was provided by proceeds from employee stock option exercises and the related tax benefit.

The Company is authorized to make open market purchases of its common stock using general corporate funds. Additionally, the Company entered into structured stock repurchase arrangements with large financial institutions using general corporate funds in order to lower the average cost to acquire shares. These programs include terms that require the Company to make up-front payments to the counterparty financial institution and result in the receipt of stock during or at the end of the term of the agreement or the receipt of either stock or cash at the maturity of the agreement, depending on market conditions.

The Company made up-front payments of $110.0 million, $114.4 million and $52.2 million to certain financial institutions, net of cash and premiums received, related to its structured repurchase agreements during 2007, 2006 and 2005, respectively. In addition, during 2007, 2006 and 2005, the Company received cash and premiums of approximately $40.0 million $41.8 million and $31.1 million, respectively from expired prepaid programs based upon the terms of the respective agreements. The Company took delivery of 1,655,089 shares at an average price of $35.34, 4,307,112 shares at an average price of $30.76 and 2,302,217 shares at an average price of $22.02 from its structured repurchase agreements during 2007, 2006 and 2005, respectively. As of December 31, 2007, the Company had prepaid notional amounts of approximately $87.9 million remaining under its structured stock repurchase programs, which expire on various dates through September 2008. Due to the fact that the total shares to be received under structured repurchase arrangements is not determinable until the contracts mature, the above price per share amounts exclude the remaining shares to be received subject to these agreements.

During 2007, the Company expended approximately $150.0 million on open market purchases and repurchased 3,720,800 shares of outstanding common stock at an average price of $40.31; during 2006, it expended approximately $159.8 million and repurchased 5,193,410 shares of outstanding common stock at an average price of $30.77; and during 2005, it expended approximately $122.2 million and repurchased 5,054,400 shares of outstanding common stock at an average price of $24.18.

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock, $0.01 par value per share. The Company has no present plans to issue such shares.

8. LONG-TERM DEBT

Credit Facility

Effective on August 9, 2005, the Company entered into a revolving credit facility (the “Credit Facility”) with a group of financial institutions (the “Lenders”). Effective September 27, 2006, the Company entered into an amendment and restatement of its Credit Facility (the “Amendment”). The Amendment decreased the overall range of interest rates the Company must pay on amounts outstanding on the Credit Facility and lowered the facility fee. In addition, the Amendment extended the term of the Credit Facility.

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Credit Facility, as amended, allows the Company to increase the revolving credit commitment up to a maximum aggregate revolving credit commitment of $175.0 million. The Credit Facility, as amended, currently provides for a revolving line of credit that will expire on September 27, 2011 in the aggregate amount of $100.0 million, subject to continued covenant compliance. A portion of the revolving line of credit (i) in the aggregate amount of $25.0 million may be available for issuances of letters of credit and (ii) in the aggregate amount of $15.0 million may be available for swing line loans. The Credit Facility currently bears interest at LIBOR plus 0.32% and adjusts in the range of 0.32% to 0.80% above LIBOR based on the level of the Company’s total debt and its adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) as defined in the agreement. In addition, the Company is required to pay a quarterly facility fee ranging from 0.08% to 0.20% based on the aggregate amount available under the Credit Facility, as amended, and the level of the Company’s total debt and its adjusted EBITDA. Borrowings under the Credit Facility, as amended, are guaranteed by the Company and certain of the Company’s United States and foreign subsidiaries, which guarantees are secured by a pledge of shares of certain foreign subsidiaries. During 2005, the Company borrowed and repaid $75.0 million under the Credit Facility. As of December 31, 2007, there were no amounts outstanding under the Credit Facility, as amended.

Term Loan

Effective on August 9, 2005, a subsidiary of the Company entered into a term loan facility (the “Term Loan”) with the Lenders. The Term Loan provided for an eighteen-month single-draw term loan facility in the aggregate amount of $100.0 million. The Term Loan bore interest at a rate of LIBOR plus 0.5% and adjusted in the range of 0.5% to 1.25% above LIBOR based on the level of the subsidiary’s total debt and its adjusted EBITDA, as defined in the agreement. Borrowings under the Term Loan were guaranteed by the Company and certain of its United States-domiciled and foreign-domiciled subsidiaries, which guarantees were secured by a pledge of shares of certain foreign subsidiaries. In addition, the Company was required to pay a quarterly facility fee ranging from 0.125% to 0.25% based on the aggregate amount of the Term Loan and the level of the Company’s total debt and its adjusted EBITDA. The Term Loan was paid in full in February 2006.

Interest Expense

Interest expense on the Company’s borrowings in 2007 and 2006 was not material. The Credit Facility, as amended, contains customary default provisions, and the Company must comply with various financial and non-financial covenants. The financial covenants consist of a minimum interest coverage ratio and a maximum consolidated leverage ratio. The primary non-financial covenants limit the Company’s ability to pay dividends (other than pursuant to the Dividend Reinvestment Plan executed under the American Jobs Creation Act), conduct certain mergers or acquisitions, make certain investments and loans, incur future indebtedness or liens, alter the Company’s capital structure or sell stock or assets, subject to certain limits.

9. FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair value due to the short maturity of these items. The Company’s investments classified as available-for-sale securities, including restricted investments, are carried at fair value on the accompanying consolidated balance sheets based primarily on quoted market prices for such financial instruments. The aggregate fair value of the Company’s available-for-sale investments was $598.2 million and $440.1 million at December 31, 2007 and 2006, respectively.

10. COMMITMENTS AND CONTINGENCIES

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

Rental expense for the years ended December 31, 2007, 2006 and 2005 totaled approximately $33.5 million, $24.9 million and $21.2 million, respectively. Sublease income for the years ended December 31, 2007, 2006 and 2005 was approximately $0.8 million, $0.7 million and $0.8 million, respectively. Lease commitments under non-cancelable operating leases with initial or remaining terms in excess of one year and sublease income associated with non-cancelable subleases, including estimated future payments under the Company’s synthetic lease arrangement, are as follows:

	Operating Leases	Sublease Income
	(In thousands)
Years ending December 31,
2008	$42,269	$813
2009	36,145	257
2010	29,726	—
2011	24,900	—
2012	20,825	—
Thereafter	53,371	—

	$207,236	$1,070

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Off-Balance Sheet Arrangement

During 2002, the Company became a party to a synthetic lease arrangement totaling approximately $61.0 million for its corporate headquarters office space in Fort Lauderdale, Florida. The synthetic lease represents a form of off-balance sheet financing under which an unrelated third-party lessor funded 100% of the costs of acquiring the property and leases the asset to the Company. The synthetic lease qualifies as an operating lease for accounting purposes and as a financing lease for tax purposes. The Company does not include the property or the related lease debt as an asset or a liability in its consolidated balance sheets. Consequently, payments made pursuant to the lease are recorded as operating expenses in the Company’s consolidated statements of income. The Company entered into the synthetic lease in order to lease its headquarters properties under more favorable terms than under its previous lease arrangements.

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

The synthetic lease includes certain financial covenants including a requirement for the Company to maintain a pledged balance of approximately $62.8 million in cash and/or investment securities as collateral. This amount is included in restricted cash equivalents and investments in the accompanying consolidated balance sheets. The Company maintains the ability to manage the composition of the restricted investments within certain limits and to withdraw and use excess investment earnings from the restricted collateral for operating purposes. Additionally, the Company must maintain a minimum cash and investment balance of $100.0 million, excluding the Company’s collateralized investments, equity investments and outstanding debt as of the end of each fiscal quarter. As of December 31, 2007, the Company had approximately $696.9 million in cash and investments in excess of this required level. The synthetic lease includes non-financial covenants, including the maintenance of the property and adequate insurance, prompt delivery of financial statements to the administrative agent of the lessor and prompt payment of taxes associated with the property. As of December 31, 2007, the Company was in compliance with all material provisions of the arrangement.

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

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Office Leases

During 2002 and 2001, the Company took actions to consolidate certain of its offices, including the exit of certain leased office space and the abandonment of certain leasehold improvements. During the third quarter of 2006, the Company entered into an agreement, which assigned the operating lease and all remaining liabilities related to one of the closed offices to a third party. Lease obligations related to the remaining existing operating lease continues to 2018 with a total remaining obligation at December 31, 2007 of approximately $8.3 million, of which $1.3 million was accrued as of December 31, 2007, and is reflected in accrued expenses and other liabilities in the accompanying consolidated balance sheets. In calculating this accrual, the Company made estimates, based on market information, including the estimated vacancy periods and sublease rates and opportunities. The Company periodically re-evaluates its estimates and if actual circumstances prove to be materially worse than management has estimated, the total charges for these vacant facilities could be significantly higher.

Legal Matters

Due to the nature of its business, the Company is subject to patent infringement claims. In 2006, the Company was sued in the United States District Court for the Northern District of Ohio for alleged patent infringement by its Online Services division’s GoToMyPC service and in the United States District Court for the Southern District of Florida for alleged patent infringement by its Online Services division’s GoToMyPC and GoToMeeting services. The complaints name Citrix Systems, Inc. and Citrix Online LLC, a wholly-owned subsidiary of Citrix Systems, Inc., as defendants and seek unspecified damages and other relief. In January 2007, a similar suit naming Citrix Systems, Inc. was filed in the United States District Court of the Eastern District of Texas. In response, the Company filed answers denying infringement and alleging, among other things, that the asserted claims of these patents are invalid. With respect to the Northern District of Ohio case, on November 2, 2006, the court held a hearing for the purpose of construing disputed terms of the claims of the patent-in-suit, and on March 13, 2007, the court issued a claim construction ruling. On March 21, 2007, the Company moved for leave to amend its answer in that case to assert an affirmative defense and counterclaim of inequitable conduct, which is a complete defense. On August 28, 2007, the court granted the Company’s motion. On December 7, 2007, the Company filed motions for summary judgment in the Northern District of Ohio case, seeking judgment that the asserted patent is invalid and that it has not infringed the patent, as well as judgments on other, non-dispositive issues. On the same day, the Company filed a request with the United States Patent and Trademark Office seeking inter partes reexamination of the patent in suit, and it subsequently filed a request with the court in the Northern District of Ohio seeking a stay of the litigation pending the Patent Office’s determination of its reexamination request. The court has all of these motions under advisement. The Patent Office has not yet ruled on the Company’s reexamination request. Trial in the Northern District of Ohio case currently is scheduled to begin March 24, 2008. Trial in the Southern District of Florida case currently is scheduled to begin April 28, 2008, and trial in the Eastern District of Texas case currently is scheduled to begin June 15, 2009. In addition, the United States Patent and Trademark Office has decided to reexamine the patent at issue in the Southern District of Florida case. The Company believes that it has meritorious defenses to the allegations made in each of the complaints and intends to vigorously defend these lawsuits; however, it is unable to currently determine the ultimate outcome of these matters or the potential exposure to loss, if any.

On March 6, 2007, a purported stockholder derivative action entitled Sheet Metal Workers Local 28 Pension Fund v. Roger W. Roberts et al. (C.A. No. 07-60316), was filed in the US District Court for the Southern District of Florida against certain of the Company’s current and former directors and officers, and against the Company as a nominal defendant. The lawsuit asserts, among other things, that certain stock option grants made by the Company were dated and accounted for inappropriately. The lawsuit seeks the recovery of monetary damages and other relief for damage allegedly caused to the Company. An amended complaint, which changed the plaintiff in the action, named additional defendants and included additional allegations concerning the Company’s stock option granting practices, was filed on January 15, 2008 under the caption Rappaport v. Roberts, et al. (CA No. 07-60316).

The Company also received a demand letter dated March 15, 2007 from a purported stockholder with respect to certain stock option grants made to its current and former directors and officers during the years 1996 through 2003. That demand letter asserted, among other things, that certain stock option grants made by the Company were dated and accounted for inappropriately. The demand letter sought, among other things, the commencement by the Company’s Board of Directors of an action against its directors and officers from 1996 forward for alleged breaches of fiduciary duties in connection with the granting of the options. A special committee of independent directors was appointed to review and consider the assertions contained in the demand letter. The special committee has completed its work and has determined that it would not be in the best interests of the Company to pursue the claims referred to in the demand letter.

In July 2007, two additional purported stockholder derivative actions entitled Ekas v. Citrix, et al. (Case No. 07-16114-11) and Crouse v. Citrix, et al. (Case No. 07-16249-03) were filed in the Circuit Court for Broward County, Florida state court against certain of the Company’s current and former directors and officers, and against the Company as a nominal defendant. These actions assert, among other things, that certain stock option grants made by the Company were dated and accounted for inappropriately. As with the Sheet Metal Workers’ action, both the Ekas and Crouse actions seek the recovery of monetary damages and other relief for damages allegedly caused to the Company. Neither the purported stockholder derivative actions nor the demand letter described above seeks to recover amounts from the Company. An amended complaint in the Ekas action, which contains additional allegations concerning our stock option granting practices, was filed on December 14, 2007.

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Neither the purported stockholder derivative actions nor the demand letter described above seeks to recover amounts from the Company.

During the course of our stock option investigation, the Company has periodically discussed the results of this investigation with the staff of the Securities and Exchange Commission. On January 30, 2008, the Company received a letter from the SEC Staff stating that the Staff has completed its investigation as to the Company and does not intend to recommend any enforcement action by the SEC against the Company.

In addition, the Company is a defendant in various matters of litigation generally arising out of the normal course of business. Although it is difficult to predict the ultimate outcome of these cases, management believes, based on discussions with counsel, that any ultimate outcome would not materially affect the Company’s financial position, results of operations or cash flows.

Guarantees

FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, requires certain guarantees to be recorded at fair value and requires a guarantor to make disclosures, even when the likelihood of making any payments under the guarantee is remote. For those guarantees and indemnifications that do not fall within the initial recognition and measurement requirements of FIN No. 45, the Company must continue to monitor the conditions that are subject to the guarantees and indemnifications, as required under existing generally accepted accounting principles, to identify if a loss has been incurred. If the Company determines that it is probable that a loss has been incurred, any such estimable loss would be recognized. The initial recognition and measurement requirements do not apply to the provisions contained in the majority of the Company’s software license agreements that indemnify licensees of the Company’s software from damages and costs resulting from claims alleging that the Company’s software infringes the intellectual property rights of a third party. The Company has not made payments pursuant to these provisions. The Company has not identified any losses that are probable under these provisions and, accordingly, the Company has not recorded a liability related to these indemnification provisions.

Purchase Obligations

The Company has agreements with suppliers to purchase inventory and estimates that its non-cancelable obligations under these agreements for the fiscal year ended December 31, 2008 to be approximately $11.1 million.

Liabilities Related to Internal Revenue Code Section 409A

Because virtually all holders of stock options granted by the Company were not involved in or aware of the incorrect pricing of certain options, the Company has taken and intends to take further actions to address certain adverse tax consequences that may be incurred by the holders of such incorrectly priced options. The primary adverse tax consequence is that the re-measured options vesting after December 31, 2004 subject the option holder to a penalty tax under Section 409A of the IRC (and, as applicable, similar excise taxes under state laws). As a result during 2007, the Company has recorded $3.4 million, net of income tax, in liabilities related to the anticipated payment by the Company of payroll and excise taxes on behalf of the Company’s employees for options that were exercised during open tax years under the related statutes.

11. INCOME TAXES

The United States and foreign components of income before income taxes are as follows:

	2007	2006	2005
	(In thousands)
United States	$46,475	$65,363	$59,141
Foreign	204,433	177,718	165,213

Total	$250,908	$243,081	$224,354

The components of the provision for income taxes are as follows:

	2007	2006	2005
	(In thousands)
Current:
Federal	$7,692	$46,073	$52,181
Foreign	28,512	14,176	16,118
State	855	4,186	5,217

Total current	37,059	64,435	73,516
Deferred	(634)	(4,351)	(14,771)

Total provision	$36,425	$60,084	$58,745

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The significant components of the Company’s deferred tax assets and liabilities consisted of the following:

	December 31,
	2007	2006
	(In thousands)
Deferred tax assets:
Accruals and reserves	$19,323	$12,363
Depreciation and amortization	6,030	3,856
Deferred revenue	5,583	4,581
Tax credits	7,998	36,077
Net operating losses	55,844	52,756
Other	5,918	1,288
Stock option compensation	23,316	17,199
Valuation allowance	—	(1,332)

Total deferred tax assets	124,012	126,788
Deferred tax liabilities:
Acquired technology	(79,555)	(27,572)
Prepaid expenses	(7,261)	(4,830)

Total deferred tax liabilities	(86,816)	(32,402)

Total net deferred tax assets	$37,196	$94,386

SFAS No. 109, Accounting for Income Taxes, requires a valuation allowance to reduce the deferred tax assets reported if it is not more likely than not that some portion or all of the deferred tax assets will be realized. At December 31, 2007, the Company determined that no valuation allowance relating to deferred tax assets for foreign tax credit carryovers was necessary.

During the years ended December 31, 2007, 2006, and 2005, the Company recognized net tax benefits related to the exercise of employee stock options in the amount of $15.5 million, $40.6 million, and $35.0 million, respectively. These benefits were recorded to additional paid-in capital. At December 31, 2007, the Company does not have any U.S. net operating loss carryforwards remaining that result from stock options. The Company records the benefit of the net operating loss carryforwards generated from the exercise of employee stock options in the period that the net operating loss carryforwards are utilized.

At December 31, 2007, the Company had $142.9 million of remaining net operating loss carryforwards from acquisitions. The utilization of these net operating loss carryforwards are limited in any one year pursuant to Internal Revenue Code Section 382 and begin to expire in 2020.

At December 31, 2007, the Company had research and development tax credit carryforwards of approximately $7.0 million that expire beginning in 2021. Additionally, the Company has other general business credits at December 31, 2007 of approximately $0.9 million that expire 2025.

A reconciliation of the Company’s effective tax rate to the statutory federal rate is as follows:

	Year Ended December 31,
	2007	2006	2005
Federal statutory taxes	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	4.1	3.8	4.4
Foreign operations	(21.4)	(20.9)	(19.5)
Permanent differences	3.0	5.4	2.2
Tax credits	(3.2)	(2.0)	(2.4)
American Jobs Creation Act dividend	—	—	6.9
Stock option compensation	1.4	3.4	—
Change in FIN No. 48 accrual	(3.8)	—	—
Other	(0.1)	—	(0.4)
Change in valuation allowance	(0.5)	—	—

	14.5%	24.7%	26.2%

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company and one or more of its subsidiaries is subject to United States, (“U.S.”) federal income taxes in the U.S., as well as income taxes of multiple state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non- U.S. income tax examinations by tax authorities for years prior to 2004. The Internal Revenue Service commenced an examination of the Company’s U.S. federal income tax returns for 2004 and 2005 in the third quarter of 2006.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of Interpretation 48, the Company recognized an approximate $12.4 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2007	$36,895
Additions (reductions) based on tax positions related to the current year	1,355
Additions (reductions) for tax positions of prior years	—
Reductions for tax positions of prior years	—
Reductions related to the expiration of statutes of limitations	(10,967)
Settlements	—

Balance at December 31, 2007	$27,283

We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

Included in the balance at December 31, 2007, are $0.2 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other that interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company recognizes interest accrued related to unrecognized tax benefits and penalties in income tax expense. During the year ended December 31, 2007, the Company did not recognize any expense related to interest and penalties. The Company has approximately $0.1 million for the payment of interest and penalties accrued at December 31, 2007.

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

12. GEOGRAPHIC INFORMATION AND SIGNIFICANT CUSTOMERS

The Company operates in a single industry segment consisting of the design, development and marketing of technology solutions that allow applications to be delivered, supported and shared on-demand. The Company’s revenues are derived from sales of its Citrix Delivery Center products and related technical services in the Americas, EMEA and Asia-Pacific regions and from its online services sold by its Online Services division. These three geographic regions and the Online Services division constitute the Company’s four reportable segments.

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company does not engage in intercompany revenue transfers between segments. The Company’s chief operating decision maker (“CODM”) evaluates the Company’s performance based primarily on profitability in the geographic locations in which the Company operates and separately evaluates the performance of its Online Services division. Segment profit for each segment includes certain sales, marketing, general and administrative expenses directly attributable to the segment, including research and development costs in the Online Services division and excludes certain expenses that are managed outside the reportable segments. Costs excluded from segment profit primarily consist of certain research and development costs associated with the Company’s application delivery infrastructure products, stock-based compensation costs, amortization of core and product technology, amortization of other intangible assets, interest, corporate expenses and income taxes, as well as charges for in-process research and development. Corporate expenses are comprised primarily of corporate marketing costs, stock-based compensation costs, operations and certain general and administrative expenses, which are separately managed. Accounting policies of the Company’s segments are the same as its consolidated accounting policies.

International revenues (sales outside of the United States) accounted for approximately 44.5%, 47.4% and 50.0% of the Company’s net revenues for the year ended December 31, 2007, 2006, and 2005, respectively. Net revenues and segment profit for 2007, 2006 and 2005 classified by the Company’s reportable segments, are presented below.

	2007	2006	2005
	(In thousands)
Net revenues:
Americas (1)	$614,181	$499,278	$397,233
EMEA (2)	447,201	391,650	334,900
Asia-Pacific	116,816	94,596	77,492
Online Services division	213,744	148,795	99,097

Consolidated	$1,391,942	$1,134,319	$908,722

Segment profit (loss):
Americas	$295,213	$252,996	$208,946
EMEA	289,590	253,956	201,712
Asia-Pacific	30,543	31,887	22,295
Online Services division	65,032	36,084	19,641
Unallocated expenses (3):
Amortization of intangibles	(46,983)	(36,136)	(28,388)
In-process research and development	(9,800)	(1,000)	(7,000)
Research and development	(183,816)	(140,570)	(97,355)
Net interest and other income	48,501	39,737	20,682
Other corporate expenses	(237,372)	(193,873)	(116,179)

Consolidated income before income taxes	$250,908	$243,081	$224,354

(1)	The Americas segment is comprised of the United States, Canada and Latin America.
(2)	Defined as Europe, the Middle East and Africa.
(3)	Represents expenses presented to management only on a consolidated basis and not allocated to the geographic operating segments.

Identifiable assets classified by the Company’s reportable segments are shown below. Long-lived assets consist of property and equipment, net, and are shown below.

	December 31,
	2007	2006
	(In thousands)
Identifiable assets:
Americas	$1,811,922	$1,549,050
EMEA	411,465	207,012
Asia-Pacific	83,395	55,015
Online Services division	227,911	213,396

Total identifiable assets	$2,534,693	$2,024,473

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2007	2006
	(In thousands)
Long-lived assets, net:
United States	$97,238	$58,303
United Kingdom	28,782	28,126
Other foreign countries	8,887	6,151

Total long-lived assets, net	$134,907	$92,580

The increase in identifiable assets in the Americas segment is primarily due to an increase the goodwill, intangible assets and other assets associated with the Company’s 2007 Acquisitions. The increase in identifiable assets in the EMEA segment is primarily due to an increase in short-term and long-term investments and to a lesser extent goodwill associated with the Company’s 2007 Acquisitions. See Note 3 for additional information regarding the Company’s acquisitions.

Export revenue represents shipments of finished goods and services from the United States to international customers, primarily in Latin America and Canada. Shipments from the United States to international customers for 2007, 2006 and 2005 were $55.9 million, $50.9 million and $42.4 million, respectively.

There were no individual end-users that represented greater than 10% of net sales for any of the years presented. The Company had net revenue attributed to an individual distributor in excess of 10% of net sales as follows. The revenue contributed by the distributor below is primarily recorded in the Americas segment.

	Year Ended December 31,
	2007	2006	2005
Distributor A	10%	10%	10%

In addition to evaluating the Company’s profitability by geography, including the Company’s Online Services division, its CODM also evaluates revenues by product groupings. Accordingly, the following table presents revenues for Product licenses, License updates and product related Technical services by product grouping for the Company’s Application Virtualization products, Application Networking products and other products and Online services revenues for the Online Services division’s products, for the years ended:

	December 31,
	2007	2006	2005
	(In thousands)
Net revenues:
Application Virtualization revenues	$998,188	$871,656	$776,793
Online Services division revenues	213,744	148,795	99,097
Application Networking revenues	155,385	109,209	30,680
Other	24,625	4,659	2,152

Total net revenue	$1,391,942	$1,134,319	$908,722

13. DERIVATIVE FINANCIAL INSTRUMENTS

As of December 31, 2007 and December 31, 2006, the Company had $11.7 million and $7.4 million of derivative assets, respectively, and $5.9 million and $2.8 million of derivative liabilities, respectively, representing the fair values of the Company’s outstanding derivative instruments, which are recorded in other current assets, other assets, accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets. As of December 31, 2007, the Company’s derivative assets and liabilities primarily resulted from cash flow hedges related to its forecasted operating expenses transacted in local currencies. The change in the derivative component in accumulated other comprehensive income includes unrealized gains or losses that arose from changes in market value of derivatives that were held during the period, and gains or losses that were previously unrealized, but have been

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

recognized in current period net income due to termination or maturities of derivative contracts. This reclassification has no effect on total comprehensive income or stockholders’ equity. The following table presents these components of accumulated other comprehensive income, net of tax for the Company’s derivative instruments (in thousands):

	For the Year Ended December 31,
	2007	2006	2005
Unrealized gains (losses) on derivative instruments	$9,144	$6,395	$(10,230)
Reclassification of realized (losses) gains	(7,623)	2,011	(1,255)

Net change in other comprehensive income due to derivative instruments	$1,521	$8,406	$(11,485)

The total cumulative unrealized gain on derivative instruments was $5.5 million and $3.9 million at December 31, 2007 and 2006, respectively, and is included in accumulated other comprehensive income in the accompanying consolidated balance sheets. A substantial amount of the net unrealized gain as of December 31, 2007 is expected to be recognized in income over the next twelve months at the same time the hedged item is recognized in income.

Cash Flow Hedges. At December 31, 2007 and 2006, the Company had in place foreign currency forward sale contracts with a notional amount of $104.3 million and $56.0 million, respectively, and foreign currency forward purchase contracts with a notional amount of $311.1 million and $220.0 million, respectively. The fair value of these contracts at December 31, 2007 and 2006 were assets of $11.7 million and $7.4 million, respectively and liabilities of $5.9 million and $2.8 million, respectively. A substantial portion of the Company’s overseas expenses are and will continue to be transacted in local currencies. To protect against fluctuations in operating expenses and the volatility of future cash flows caused by changes in currency exchange rates, the Company has established a program that uses foreign exchange forward contracts to hedge its exposure to these potential changes. The terms of these instruments, and the hedged transactions to which they relate, generally do not exceed 12 months. Currencies hedged are Euros, British pounds sterling, Australian dollars, Swiss francs, Indian rupees, Japanese yen, Singapore dollars, Hong Kong dollars, Canadian dollars, Danish krone and Swedish krona. There was no material ineffectiveness of the Company’s foreign currency forward contracts for 2007, 2006 or 2005.

Fair Value Hedges. From time to time, the Company uses interest rate swap instruments to hedge against the changes in fair value of certain of its available-for-sale securities due to changes in interest rates. Each of the instruments swap the fixed rate interest on the underlying investments for a variable rate based on LIBOR plus a specified margin. Changes in the fair value of the swap instruments are recorded in earnings along with related designated changes in the value of the underlying investments. There were no material fair value hedges outstanding as of December 31, 2007 or 2006. There was no material ineffectiveness of the Company’s interest rate swaps for the period that they were held during 2005.

Derivatives not Designated as Hedges. From time to time, the Company utilizes certain derivative instruments that either do not qualify or are not designated for hedge accounting treatment under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations. Accordingly, changes in the fair value of these contracts, if any, are recorded in other expense, net.

14. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2007	2006	2005
	(In thousands, except per share information)
Numerator:
Net income	$214,483	$182,997	$165,609

Denominator:
Denominator for basic earnings per share — weighted average shares	181,501	180,992	172,221
Effect of dilutive securities:
Employee stock awards	5,879	6,733	5,550

Denominator for diluted earnings per share — adjusted weighted-average shares	187,380	187,725	177,771

Basic earnings per share	$1.18	$1.01	$0.96

Diluted earnings per share	$1.14	$0.97	$0.93

Antidilutive weighted average shares	17,096	17,892	26,134

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company does not expect that the adoption of SFAS No. 157 will have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for the Company beginning in the first quarter of fiscal year 2008, although earlier adoption is permitted. The adoption of SFAS No. 159 will not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, SFAS No. 141R will require, among other things, the expensing of direct transaction costs, including deal costs and restructuring costs as incurred, acquired IPR&D assets to be capitalized, certain contingent assets and liabilities to be recognized at fair value and earn-out arrangements, including contingent consideration, may be required to be measured at fair value until settled, with changes in fair value recognized each period into earnings. In addition, material adjustments made to the initial acquisition purchase accounting will be required to be recorded back to the acquisition date. This will cause companies to revise previously reported results when reporting comparative financial information in subsequent filings. SFAS No. 141R is effective for the Company on a prospective basis for transactions occurring in 2009 and earlier adoption is not permitted. SFAS No 141R may have a material impact on the Company’s consolidated financial position, results of operations and cash flows if it enters into material business combinations after the standard’s effective date.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, SFAS No. 160 will change the accounting for and reporting of minority interests. Under the new standard, minority interests, will be referred to as noncontrolling interests and will be reported as equity in the parent company’s consolidated financial statements. Transactions between the parent company and the noncontrolling interests will be treated as transactions between shareholders provided that the transactions do not create a change in control. Gains and losses will be recognized in earnings for transactions between the parent company and the noncontrolling interests, unless control is achieved or lost. SFAS No. 160 requires retrospective adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS No. 160 shall be applied prospectively. SFAS No. 160 is effective for the Company beginning in the first quarter of fiscal year 2009 and earlier adoption is not permitted. SFAS No. 160 may have a material impact on the Company’s consolidated financial position, results of operations and cash flows if it enters into material transactions or acquires a noncontrolling interest after the standard’s effective date.

16. RELATED PARTY TRANSACTIONS

The Sevin Rosen Funds, a venture capital firm, was a stockholder in XenSource. Stephen Dow, a member of the Company’s Board of Directors, is a general partner of the Sevin Rosen Funds and did not directly hold any interest in XenSource. Although the Sevin Rosen Funds were represented on the Board of Directors of XenSource, Mr. Dow was not a director of XenSource. The Company’s acquisition of XenSource provided a return to all the partners of the Sevin Rosen Funds, including Mr. Dow. The allocation of XenSource purchase price to Mr. Dow through the general partner entities of the Sevin Rosen Funds related to the acquisition of XenSource will be approximately $1.9 million if and when the Sevin Rosen funds distribute each allocations to its general partner entities. Mr. Dow has been on the Company’s Board of Directors since 1989 and currently owns 278,564 shares of the Company’s common stock. Mr. Dow did not attend the meeting at which the Company’s Board approved the transaction and recused himself from the vote to approve the transaction. Consistent with the Company’s policies and the charter of the Nominating and Corporate Governance Committee of the Company’s Board of Directors, the acquisition of XenSource was reviewed and approved by the Nominating and Corporate Governance Committee. There were no material relationships among the Company and XenSource or any of their respective affiliates or any of the parties to the agreement to acquire XenSource and related agreements, other than in respect of such agreements themselves and as disclosed herein.

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL FINANCIAL INFORMATION

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(In thousands, except per share amounts)
2007
Net revenues	$308,088	$334,364	$349,931	$399,559	$1,391,942
Gross margin	278,674	302,500	313,925	359,236	1,254,335
Income from operations	38,231	54,734	59,984	49,458	202,407
Net income	37,633	53,390	60,695	62,765	214,483
Basic earnings per common share	0.21	0.30	0.34	0.34	1.18
Diluted earnings per common share	0.20	0.29	0.33	0.33	1.14

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(In thousands, except per share amounts)
2006
Net revenues	$259,998	$275,468	$277,851	$321,002	$1,134,319
Gross margin	237,869	251,227	253,507	293,018	1,035,621
Income from operations	48,974	49,341	45,067	59,962	203,344
Net income	41,463	44,971	43,660	52,903	182,997
Basic earnings per common share	0.23	0.25	0.24	0.29	1.01
Diluted earnings per common share	0.22	0.23	0.23	0.29	0.97

The sum of the quarterly earnings per share amounts do not add to the annual earnings per share amount due to the weighting of common and common equivalent shares outstanding during each of the respective periods.

CITRIX SYSTEMS, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

	Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period
	(In thousands)
2007
Deducted from asset accounts:
Allowance for doubtful accounts	$2,370	$2,578	$23	(3)	$2,080	(2)	$2,891
Allowance for returns	1,667	3,517	289	(1)(3)	3,803	(4)	1,670
Allowance for inventory obsolescence	5,220	3,351	—		88		8,483
Valuation allowance for deferred tax assets	1,332	—	—		1,332		—

2006
Deducted from asset accounts:
Allowance for doubtful accounts	$2,050	$1,978	$79	(3)	$1,737	(2)	$2,370
Allowance for returns	2,332	—	4,608	(1)(3)	5,273	(4)	1,667
Allowance for inventory obsolescence	563	3,584	1,339	(3)(5)	266		5,220
Valuation allowance for deferred tax assets	1,332	—	—		—		1,332

2005
Deducted from asset accounts:
Allowance for doubtful accounts	$2,643	$146	$708	(3)	$1,447	(2)	$2,050
Allowance for returns	2,273	—	6,669	(1)(3)	6,610	(4)	2,332
Allowance for inventory obsolescence	133	383	323	(3)	276		563
Valuation allowance for deferred tax assets	1,332	—	—		—		1,332

(1)	Netted against revenues.
(2)	Uncollectible accounts written off, net of recoveries.
(3)	Additions from acquisitions.
(4)	Credits issued for stock-balancing rights.
(5)	Reclassifications from other accounts.

EXHIBIT INDEX

Exhibit No.		Description
2.1	(16)	Agreement and Plan of Merger dated as of June 1, 2005 by and among Citrix Systems, Inc., NCAR Acquisition Corporation, NCAR LLC, NetScaler, Inc. and Guarev Garg as stockholder representative

2.2	(17)	Amendment No. 1 to Agreement and Plan of Merger dated as of June 1, 2005 by and among Citrix Systems, Inc., NCAR Acquisition Corporation, NCAR LLC, NetScaler, Inc. and Guarev Garg as stockholder representative, dated as of June 24, 2005

2.3	(30)	Agreement and Plan of Merger, dated as of August 4, 2006, by and among Citrix Systems, Inc., Banyan Acquisition Corporation, Orbital Data Corporation and John Jaggers as the stockholder representative

2.4	(34)	Agreement and Plan of Merger and Reorganization, dated as of August 14, 2007, by and among Citrix Systems, Inc., PVA Acquisition Corporation, PVA Acquisition LLC, XenSource, Inc. and John G. Connors as stockholder representative

2.5	(35)	Amendment No. 1 to Agreement and Plan of Merger and Reorganization dated as of August 14, 2007 by and among Citrix Systems, Inc. PVA Acquisition Corporation, PVA Acquisition LLC, XenSource, Inc. and John G. Connors as stockholder representative, dated September 20, 2007

3.1	(1)	Amended and Restated Certificate of Incorporation of the Company

3.2		Certificate of Amendment of Amended and Restated Certificate of Incorporation

3.3	(38)	Amended and Restated By-laws of the Company

4.1	(2)	Specimen certificate representing the Common Stock

10.1*	(4)	Fourth Amended and Restated 1995 Stock Plan

10.2*		Second Amended and Restated 1995 Non-Employee Director Stock Option Plan

10.3*		Third Amended and Restated 1995 Employee Stock Purchase Plan

10.4*	(3)	Second Amended and Restated 2000 Director and Officer Stock Option and Incentive Plan

10.5*	(5)	2000 Director and Officer Stock Option and Incentive Plan, Non-Qualified Stock Option Agreement

10.6*	(6)	2000 Director and Officer Stock Option and Incentive Plan, Incentive Stock Option Agreement

10.7*	(7)	Amended and Restated 2000 Stock Incentive Plan of Net6 Inc. (a subsidiary of Citrix Systems, Inc.)

10.8*	(8)	Amended and Restated 2003 Stock Incentive Plan of Net6 Inc. (a subsidiary of Citrix Systems, Inc.)

10.9	(9)	Microsoft Master Source Code Agreement by and between the Company and Microsoft dated December 16, 2004

10.10	(10)	License Form by and between the Company and Microsoft Corporation dated December 16, 2004 (with certain information omitted pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission)

10.11		Participation Agreement dated as of April 23, 2002, by and among Citrix Systems, Inc., Citrix Capital Corp., Selco Service Corporation and Key Corporate Capital, Inc. (the “Participation Agreement”) (with certain information omitted pursuant to a grant of confidential treatment and filed separately with the Securities and Exchange Commission)

10.12		Amendment No. 1 to Participation Agreement dated as of June 17, 2002 (with certain information omitted pursuant to a grant of confidential treatment and filed separately with the Securities and Exchange Commission)

10.13		Master Lease dated as of April 23, 2002 by and between Citrix Systems, Inc. and Selco Service Corporation (with certain information omitted pursuant to a grant for confidential treatment and filed separately with the Securities and Exchange Commission)

10.14*	(11)	2005 Executive Bonus Plan

10.15*	(23)	2006 Executive Bonus Plan

10.16*	(12)	2005 Equity Incentive Plan

10.17*	(25)	Amendment to Citrix Systems, Inc. 2005 Equity Incentive Plan

10.18*	(13)	2005 Employee Stock Purchase Plan

10.19*	(14)	2005 Equity Incentive Plan Incentive Stock Option Master Agreement (Domestic)

10.20*	(15)	2005 Equity Incentive Plan Non-Qualified Stock Option Master Agreement (Domestic)

10.21*	(26)	Citrix Systems, Inc. 2005 Equity Incentive Plan Non-Qualified Stock Option Master Agreement (Domestic)

10.22*	(27)	Citrix Systems, Inc. 2005 Equity Incentive Plan Stock Option Master Agreement (French)

10.23*	(22)	Form of Restricted Stock Unit Agreement under the Citrix Systems, Inc. 2005 Equity Incentive Plan

10.24*		Form of Executive Restricted Stock Unit Agreement under the Citrix Systems, Inc. 2005 Equity Incentive Plan (Time Based Vesting)

10.25*	(24)	Form of Restricted Stock Unit Agreement for Non-Employee Directors under the Citrix Systems, Inc. 2005 Equity Incentive Plan

10.26*	(18)	Change in Control Agreement dated as of August 4, 2005 by and between Citrix Systems, Inc. and Mark B. Templeton

10.27*	(19)	Change in Control Agreement dated as of August 4, 2005 by and between Citrix Systems, Inc. and each of David J. Henshall, David R. Freidman and John C. Burris

10.28*	(28)	Change in Control Agreement, dated as of August 4, 2006, by and between Citrix Systems, Inc. and Brett M. Caine

10.29	(29)	Amended and Restated Credit Agreement dated as of September 27, 2006 among Citrix Systems, Inc., Citrix Systems International GmbH, JPMorgan Chase Bank N.A., and certain other financial institutions

10.30	(20)	Term Loan Agreement dated as of August 9, 2005 by and among Citrix Systems, Inc., Citrix Systems International GMBH, JPMorgan Chase Bank, N.A., J.P. Morgan Securities Inc. and certain other financial institutions

10.31*	(21)	NetScaler, Inc. 1997 Stock Plan

10.32	(31)	Type # 3 License Form by and between the Company and Microsoft Corporation dated September 5, 2007 (with certain information omitted pursuant to a request for confidential treatment and filed with the Securities and Exchange Commission)

10.33*	(32)	Citrix Inc. Executive Bonus Plan

10.34*	(33)	Second Amendment to Citrix Systems, Inc. 2005 Equity Incentive Plan

10.35*	(36)	Employment Agreement dated as of August 14, 2007 by and between Citrix Systems, Inc. and Peter Levine

10.36*	(37)	XenSource, Inc. 2005 Stock Plan

21.1	List of Subsidiaries

23.1	Consent of Ernst & Young LLP

24.1	Power of Attorney (Included in signature page)

31.1	Rule 13a-14(a) / 15d-14(a) Certifications

31.2	Rule 13a-14(a) / 15d-14(a) Certifications

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or any compensatory plan, contract or arrangement.
(1)	Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 33-98542), as amended.
(2)	Incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 000-27084).
(3)	Incorporated by reference herein to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
(4)	Incorporated by reference herein to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
(5)	Incorporated by reference herein to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.
(6)	Incorporated by reference herein to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.
(7)	Incorporated by reference herein to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
(8)	Incorporated by reference herein to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
(9)	Incorporated by reference herein to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
(10)	Incorporated by reference herein to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
(11)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of February 10, 2005.
(12)	Incorporated by reference herein to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.
(13)	Incorporated by reference herein to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.
(14)	Incorporated by reference herein to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.
(15)	Incorporated by reference herein to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.
(16)	Incorporated by reference herein to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.
(17)	Incorporated by reference herein to Exhibit 2.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.
(18)	Incorporated by reference herein to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.
(19)	Incorporated by reference herein to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.
(20)	Incorporated by reference herein to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.
(21)	Incorporated by reference herein to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.
(22)	Incorporated by reference herein to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.
(23)	Incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of April 18, 2006.
(24)	Incorporated by reference herein to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
(25)	Incorporated by reference herein to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006
(26)	Incorporated by reference herein to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
(27)	Incorporated by reference herein to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
(28)	Incorporated by reference herein to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
(29)	Incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of September 27, 2006.
(30)	Incorporated by reference herein to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

(31)	Incorporated by reference herein to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
(32)	Incorporated by reference herein to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.
(33)	Incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of October 19, 2007.
(34)	Incorporated by reference herein to Exhibit 2.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.
(35)	Incorporated by reference herein to Exhibit 2.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.
(36)	Incorporated by reference herein to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.
(37)	Incorporated by reference herein to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.
(38)	Incorporated by reference herein to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated as of December 12, 2007.