Form 10-Q
period 2008-03-31
CITRIX SYSTEMS INC
filed 2008-05-06
CIK 877890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

As of May 1, 2008 there were 183,535,394 shares of the registrant’s Common Stock, $.001 par value per share, outstanding.

CITRIX SYSTEMS, INC.

Form 10-Q

For the Quarterly Period Ended March 31, 2008

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CITRIX SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(unaudited)
	(In thousands, except par value)
Assets
Current assets:
Cash and cash equivalents	$192,133	$223,749
Short-term investments	238,577	356,085
Accounts receivable, net of allowances of $4,026 and $4,561 at March 31, 2008 and December 31, 2007, respectively	186,600	225,861
Inventories, net	13,805	9,629
Prepaid expenses and other current assets	100,168	75,995
Current portion of deferred tax assets, net	43,689	43,026

Total current assets	774,972	934,345
Restricted cash equivalents and investments	63,824	63,735
Long-term investments	353,080	218,676
Property and equipment, net	151,405	134,907
Goodwill	890,184	888,516
Other intangible assets, net	294,419	276,315
Other assets	19,659	18,199

	$2,547,543	$2,534,693

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$46,934	$55,586
Accrued expenses	189,874	191,383
Current portion of deferred revenues	422,910	407,305

Total current liabilities	659,718	654,274
Long-term portion of deferred revenues	35,839	35,381
Other liabilities	2,543	6,713

Commitments and contingencies

Stockholders’ equity:

Preferred stock at $.01 par value: 5,000 shares authorized, none issued and outstanding	—	—
Common stock at $.001 par value: 1,000,000 shares authorized; 253,124 and 252,201 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	253	252
Additional paid-in capital	2,157,498	2,038,010
Retained earnings	1,243,169	1,208,791
Accumulated other comprehensive income	12,166	5,751

	3,413,086	3,252,804
Less— common stock in treasury, at cost (69,076 and 64,841 shares at March 31, 2008 and December 31, 2007, respectively)	(1,563,643)	(1,414,479)

Total stockholders’ equity	1,849,443	1,838,325

	$2,547,543	$2,534,693

See accompanying notes.

CITRIX SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Revenues:
Product Licenses	$146,960	$122,067
License Updates	133,934	112,808
Online Services	61,985	47,211
Technical Services	34,155	26,002

Total net revenues	377,034	308,088

Cost of revenues:
Cost of license revenues	11,141	8,295
Cost of services revenues	18,697	14,891
Amortization of product related intangible assets	10,593	6,228

Total cost of revenues	40,431	29,414

Gross margin	336,603	278,674

Operating expenses:
Research and development	71,530	46,544
Sales, marketing and support	166,445	130,649
General and administrative	62,637	57,903
Amortization of other intangibles	5,700	4,147
In-process research and development	—	1,200

Total operating expenses	306,312	240,443

Income from operations	30,291	38,231
Interest income	10,317	11,375
Interest expense	(55)	(224)
Other (expense) income, net	(1,791)	187

Income before income taxes	38,762	49,569
Income taxes	4,384	11,936

Net income	$34,378	$37,633

Earnings per share:
Basic	$0.19	$0.21

Diluted	$0.18	$0.20

Weighted average shares outstanding:
Basic	185,486	179,282

Diluted	189,987	184,357

See accompanying notes.

CITRIX SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Operating Activities
Net income	$34,378	$37,633
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	16,293	10,375
Depreciation and amortization of property and equipment	11,399	8,465
Stock-based compensation expense	27,406	13,931
In-process research and development	—	1,200
Loss on investments	2,220	—
Provision for doubtful accounts	206	233
Provision for product returns	29	723
Provision for inventory reserves	667	875
Tax effect of stock-based compensation	1,927	2,381
Excess tax benefit from exercise of stock options	(2,045)	(2,427)
Effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	2,081	36
Other non-cash items	819	551

Total adjustments to reconcile net income to net cash provided by operating activities	61,002	36,343
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	40,165	38,777
Inventories	(4,842)	(3,920)
Prepaid expenses and other current assets	(16,802)	(10,620)
Other assets	(513)	(586)
Deferred tax assets, net	48	(4,503)
Accounts payable	(11,067)	835
Accrued expenses	(7,415)	(454)
Income taxes payable	—	8,417
Deferred revenues	16,063	20,756
Other liabilities	(4,290)	(162)

Total changes in operating assets and liabilities, net of the effects of acquisitions	11,347	48,540

Net cash provided by operating activities	106,727	122,516
Investing Activities
Purchases of available-for-sale investments	(198,528)	(99,848)
Proceeds from sales of available-for-sale investments	66,987	35,924
Proceeds from maturities of available-for-sale investments	113,353	62,609
Purchases of property and equipment	(30,405)	(15,613)
Cash paid for acquisitions, net of cash acquired	(2,139)	(57,275)
Cash paid for licensing agreements and core technology	(27,731)	(2,750)

Net cash used in investing activities	(78,463)	(76,953)
Financing Activities
Proceeds from issuance of common stock	11,813	20,075
Excess tax benefit from exercise of stock options	2,045	2,427
Stock repurchases, net	(75,176)	40,000
Payments on debt assumed in acquisitions	(407)	(8,000)

Net cash (used in) provided by financing activities	(61,725)	54,502
Effect of exchange rate changes on cash and cash equivalents	1,845	452

Change in cash and cash equivalents	(31,616)	100,517
Cash and cash equivalents at beginning of period	223,749	349,054

Cash and cash equivalents at end of period	$192,133	$449,571

Supplemental non-cash investing activity:
Change in restricted cash equivalents and investments	$89	$(144)

See accompanying notes.

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Citrix Systems, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments, which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown, are of a normal recurring nature and have been reflected in the condensed consolidated financial statements. The results of operations for the periods presented are not necessarily indicative of the results expected for the full year or for any future period partially because of the seasonality of the Company’s business. Historically, the Company’s revenue for the fourth quarter of any year is typically higher than the revenue for the first quarter of the subsequent year. The information included in these condensed consolidated financial statements should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this report and the condensed consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Certain reclassifications have been made for consistent presentation. The Company’s condensed consolidated statement of cash flows for the three months ended March 31, 2008 includes the effect of a change in classification of cash flows to separately disclose the effect of exchange rate changes on monetary assets and liabilities denominated in foreign currencies, as well as the effect of exchange rate changes on cash and cash equivalents. This change was incorporated into the Company’s condensed consolidated statement of cash flow reporting processes for the first time in the first quarter of 2008 due to materiality. Accordingly, the Company has made reclassifications to its condensed consolidated statement of cash flows for the three months ended March 31, 2007 to conform to its current period presentation.

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

Investments

Short-term and long-term investments at March 31, 2008 and December 31, 2007 primarily consist of corporate securities, agency securities, municipal securities, commercial paper, and government securities. Investments classified as available-for-sale are stated at fair value with unrealized gains and losses, net of taxes, reported in accumulated other comprehensive income. Investments classified as held-to-maturity are stated at amortized cost. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 95, Statement of Cash Flows, the Company classifies available-for-sale securities, including its investments in auction rate securities that are available to meet the Company’s current operational needs, as short-term. The Company does not recognize changes in the fair value of its investments in income unless a decline in value is considered other-than-temporary in accordance with the Financial Accounting Standards Board (the “FASB”) Staff Position 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.

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

As of March 31, 2008, the Company held triple-A rated municipal auction rate securities, with a par value of approximately $45.5 million, whose underlying assets are generally student loans that are substantially backed by the federal government under the Federal Family Education Loan Program. The market for municipal auction rate securities in the Company’s portfolio began experiencing auction failures on February 13, 2008 and there have been no successful auctions for the securities held in its portfolio since the failures began. Although there have been no credit downgrades for the securities in the Company’s portfolio and the issuers have continued to pay interest at failure rates on their regular auction dates, based on valuation models and an analysis of other-than-temporary impairment factors, the Company has concluded that its investments in auction rate securities have experienced an other- than-temporary decline in fair value. Accordingly, the Company has recorded a pre-tax impairment charge of approximately $2.1 million related to these securities that is included in other (expense) income, net, in the accompanying condensed consolidated statements of income.

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In addition, the affected securities will not be liquid until future auctions are successful or the issuers are able to refinance, call and/or restructure their obligations. As it is not clear when, or if, such efforts will be successful, the Company has classified all of its municipal auction-rate securities to long-term investments as of March 31, 2008 in the accompanying condensed consolidated balance sheet. In the event the Company needs to access the funds related to the affected securities, it may not be able to do so without a potential loss of principal unless future auctions on these securities are successful. If the issuers are unable to successfully refinance their obligations and their credit ratings deteriorate, the Company may be required to further adjust the carrying value of these securities and recognize an additional impairment charge for an other-than-temporary decline in the fair values. Based on the Company’s available cash and other investments, it does not currently anticipate that the lack of liquidity caused by the failed auctions of these securities will have a material adverse effect on its operating cash flows or financial position.

Fair Value Measurements

On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements, which, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would either be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1. Observable inputs such as quoted prices in active markets for identical assets or liabilities;

•	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	As of March 31, 2008	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Short-term investments	$238,577	$238,577	$—	$—
Prepaid expenses and other current assets	19,928	—	19,928	—
Restricted investments	35,723	35,723	—	—
Long-term investments	353,080	309,755	—	43,325
Accrued expenses	8,360	—	8,360	—

Due to the illiquidity in the municipal auction rate securities market caused by failed auctions, the Company’s valuation technique for certain of its municipal auction rate securities was to measure such securities at fair value using a discounted cash flow model. Accordingly, the portion of the Company’s long-term investments, comprised of these securities, changed from Level 1 to Level 3 within SFAS No. 157’s three-tier fair value hierarchy since valuation at December 31, 2007.

Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

Long-term Investments
(in thousands)
Balance at December 31, 2007	$—
Transfers to Level 3	45,450
Impairment included in earnings	2,125

Balance at March 31, 2008	$43,325

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Impairments included in earnings for the period are reported in other (expense) income, net.

Inventory

Inventories are stated at the lower of cost or market on an average cost method and primarily consist of finished goods. As of March 31, 2008 and December 31, 2007, the provision to reduce obsolete or excess inventories to market was $4.5 million and $8.5 million, respectively.

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

The Company’s software products are purchased by small and medium-sized businesses, with a minimal number of locations, and larger business enterprises with more complex multiserver environments that deploy the Company’s software products on a departmental or enterprise-wide basis. Products may be delivered indirectly by channel distributors or original equipment manufacturers or directly to the end-user by the Company via packaged product or download from the Company’s Website. The Company’s appliance products are integrated with software that is essential to the functionality of the equipment. The Company provides license updates for appliances, which include unspecified software upgrades and enhancements through its maintenance contracts. Accordingly, for these appliances, the Company accounts for revenue in accordance with SOP No. 97-2, “Software Revenue Recognition, (as amended by SOP 98-4 and SOP 98-9)” and all related interpretations, as described in detail below. The Company’s online services are purchased by small and medium-sized businesses, as well as individuals, and are centrally hosted on the Company’s Websites.

Revenue is recognized when it is earned. The Company’s software revenue recognition policies are in compliance with SOP 97-2 and related amendments and interpretations. In addition, the Company’s online services are considered service arrangements in accordance with EITF Issue No. 00-3, Application of AICPA Statement of Position 97-2, Software Revenue Recognition, to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware. In addition, because the Company provides these applications as an online service, the Company follows the provisions of Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition.

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

In the normal course of business, the Company is not obligated to accept product returns from its distributors under any other conditions, unless the product item is defective in manufacture, but it does provide most of its distributors with stock balancing and price protection rights. Stock balancing rights permit distributors to return products to the Company up to the forty-fifth day of the fiscal quarter, subject to ordering an equal dollar amount of its other products prior to the last day of the same fiscal quarter. Price protection rights require that the Company grants retroactive price adjustments for inventories of its products held by distributors or resellers if it lowers its prices for such products. Product items returned to the Company under the stock balancing program must be in new, unused and unopened condition. The Company establishes provisions for estimated returns for stock balancing and price protection rights, as well as other sales allowances, concurrently with the recognition of revenue. The provisions are established based upon consideration of a variety of factors, including, among other things, recent and historical return rates for both, specific products and distributors, estimated distributor inventory levels by product, the impact of any new product releases and projected economic conditions. Actual product returns for stock balancing and price protection provisions incurred are, however, dependent upon future events, including the amount of stock balancing activity by distributors and the level of distributor inventories at the time of any price adjustments. The Company continually monitors the factors that influence the pricing of its products and distributor inventory levels and makes adjustments to these provisions when it believes actual returns and other allowances could differ from established reserves. The Company’s ability to recognize revenue upon shipment to distributors is predicated on its ability to reliably estimate future stock balancing returns. If actual experience or changes in market conditions impair the Company’s ability to estimate returns, it would be required to defer the recognition of revenue until the delivery of the product to the end-user. Allowances for estimated product returns

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

amounted to approximately $1.3 million and $1.7 million at March 31, 2008 and December 31, 2007, respectively. The Company has not reduced and has no current plans to reduce its prices for inventory currently held by distributors. Accordingly, there were no reserves required for price protection at March 31, 2008 and December 31, 2007. The Company also records estimated reductions to revenue for customer programs and incentive offerings including volume-based incentives. If market conditions were to decline, the Company could take actions to increase its customer incentive offerings, which could result in an incremental reduction to revenue at the time the incentive is offered.

Accounting for Stock-Based Compensation Plans

The Company’s stock-based compensation program is a broad based, long-term retention program that is intended to attract and reward talented employees and align stockholder and employee interests. As of March 31, 2008, the Company had two stock-based compensation plans under which it was granting stock options, shares of non-vested stock and non-vested stock units. The Company is currently granting stock-based awards from its 2005 Equity Incentive Plan (as amended, the “2005 Plan”) and its 2005 Employee Stock Purchase Plan (the “2005 ESPP”). Upon certain of the Company’s acquisitions, it assumed several plans from the acquired companies. The Company’s Board of Directors has provided that no new awards will be granted under the Company’s acquired stock plans. The Company’s superseded and expired stock plans include the Amended and Restated 1995 Stock Plan, Second Amended and Restated 2000 Director and Officer Stock Option and Incentive Plan, Second Amended and Restated 1995 Non-Employee Director Stock Option Plan and Third Amended and Restated 1995 Employee Stock Purchase Plan. Awards previously granted under these plans and still outstanding typically expire ten years from the date of grant and will continue to be subject to all the terms and conditions of such plans, as applicable.

Under the terms of the 2005 Plan, the Company is authorized to grant incentive stock options (“ISOs”), non-qualified stock options (“NSOs”), non-vested stock, non-vested stock units, stock appreciation rights (“SARs”), and performance units and to make stock-based awards to full and part-time employees of the Company and its subsidiaries or affiliates, where legally eligible to participate, as well as consultants and non-employee directors of the Company. On February 22, 2008, subject to stockholder approval, the Board of Directors approved a third amendment to the 2005 Plan (the “Plan Amendment”) to (i) increase the aggregate number of shares of Common Stock authorized for issuance under the 2005 Plan by an additional 5,600,000 shares and (ii) increase the aggregate number of shares of Common Stock issuable pursuant to restricted stock, restricted stock units, performance units or stock grants by an additional 1,000,000 shares of Common Stock. At the Company’s 2008 Annual Meeting of Stockholders, the Company intends to request that the stockholders vote to approve the Plan Amendment to increase the number of shares reserved for issuance under the 2005 Plan by 5,600,000 shares including an increase to the number of shares issuable pursuant to restricted stock, restricted stock units, performance units or stock grants by 1,000,000 shares. Currently, the 2005 Plan provides for the issuance of a maximum of 20,900,000 shares of common stock. Under the 2005 Plan, ISOs must be granted at exercise prices no less than fair market value on the date of grant, except for ISOs granted to employees who own more than 10% of the Company’s combined voting power, for which the exercise prices must be no less than 110% of the market value at the date of grant. NSOs and SARs must be granted at no less than market value on the date of grant, or in the case of SARs in tandem with options, at the exercise price of the related option. Non-vested stock awards may be granted for such consideration in cash, other property or services, or a combination thereof, as determined by the Company’s Compensation Committee of its Board of Directors. All stock-based awards are exercisable upon vesting. The Company’s policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight line basis over the requisite service period for the entire award. As of March 31, 2008, there were 37,365,626 shares of common stock reserved for issuance pursuant to the Company’s stock-based compensation plans and the Company had authorization under its 2005 Plan to grant 8,088,716 additional stock-based awards.

Under the 2005 ESPP, all full-time and certain part-time employees of the Company are eligible to purchase common stock of the Company twice per year at the end of a six month payment period (a “Payment Period”). During each Payment Period, eligible employees who so elect may authorize payroll deductions in an amount no less than 1% nor greater than 10% of his or her base pay for each payroll period in the Payment Period. At the end of each Payment Period, the accumulated deductions are used to purchase shares of common stock from the Company up to a maximum of 12,000 shares for any one employee during a Payment Period. Shares are purchased at a price equal to 85% of the fair market value of the Company’s common stock on the last business day of a Payment Period. Employees who, after exercising their rights to purchase shares of common stock under the 2005 ESPP, would own shares representing 5% or more of the voting power of the Company’s common stock, are ineligible to participate under the 2005 ESPP. The 2005 ESPP provides for the issuance of a maximum of 10,000,000 shares of common stock. As of March 31, 2008, 673,034 shares had been issued under the 2005 ESPP. The Company recorded stock-based compensation costs related to the 2005 ESPP of $0.4 million for the three months ended March 31, 2008.

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Stock-Based Compensation

The Company currently uses the Black-Scholes option pricing model to determine the fair value of its stock options and employee stock purchase plan shares. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price, as well as assumptions regarding a number of complex and subjective variables. These variables include the Company’s expected stock price, volatility over the term of the awards, actual employee exercise behaviors, risk-free interest rate and expected dividends.

The detail of the total stock-based compensation recognized by income statement classification is as follows (in thousands):

Income Statement Classifications	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Cost of services revenues	$488	$410
Research and development	14,418	3,617
Sales, marketing and support	7,563	5,780
General and administrative	4,937	4,124

Total	$27,406	$13,931

Stock Options

Options granted from the 2005 Plan typically have a five year life and vest over three years at a rate of 33.3% of the shares underlying the option one year from date of grant and at a rate of 2.78% monthly thereafter. For purposes of valuing stock options, the Company determined the expected volatility factor by considering the implied volatility in two-year market-traded options of the Company’s common stock based on third party volatility quotes in accordance with the provisions of Staff Accounting Bulletin (“SAB”) No. 107. The Company’s decision to use implied volatility was based upon the availability of actively traded options on the Company’s common stock and its assessment that implied volatility is more representative of future stock price trends than historical volatility. The approximate risk free interest rate was based on the implied yield available on U.S. Treasury zero-coupon issues with remaining terms equivalent to the Company’s expected term on its options. The expected term of the Company’s stock options was based on the historical employee exercise patterns considering changes in vesting periods and contractual terms. The Company also analyzed its historical pattern of option exercises based on certain demographic characteristics and determined that there were no meaningful differences in option exercise activity based on the demographic characteristics. The Company does not intend to pay dividends on its common stock in the foreseeable future. Accordingly, the Company used a dividend yield of zero in its option pricing model.

The weighted average fair value of stock options granted during the three months ended March 31, 2008 was $11.53. The total intrinsic value of options exercised during the three months ended March 31, 2008 was $13.7 million. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares. As of March 31, 2008, $150.2 million of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted-average period of 2.24 years.

The assumptions used to value option grants are as follows:

	Three Months Ended March 31, 2008	Three Months ended March 31, 2007
Expected volatility factor	0.39	0.33
Approximate risk free interest rate	2.84%	4.69%
Expected term (in years)	3.56	3.37
Expected dividend yield	0%	0%

Non-vested Stock

Shares of non-vested stock assumed in conjunction with the Company’s acquisition of XenSource, Inc., vest over three years at a rate of 33.3% of the shares one year from date of grant and at a rate of 2.78% monthly thereafter based on service. As of March 31, 2008, the number of non-vested shares granted but unreleased was 1,284,139 and there was $36.2 million of total unrecognized compensation cost related to non-vested stock. That cost is expected to be recognized over a weighted-average period of 2.55 years.

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Non-vested Stock Units

The Company awards all vice presidents and senior executives non-vested performance stock units from the 2005 Plan. The number of non-vested stock units underlying each award is determined one year after the date of the award based on achievement of a specific corporate operating income goal. If the performance goal is less than 90% attained, then no non-vested stock units will be issued pursuant to the authorized award. For performance at and above 90%, the number of non-vested stock units issued is based on a graduated slope, with the maximum number of non-vested stock units issuable pursuant to the award capped at 125% of the base number of non-vested stock units set forth in the executive’s award agreement. If the performance goal is met, the non-vested stock units will vest 33.33% on each anniversary subsequent to the date of the award. Each non-vested stock unit, upon vesting, will represent the right to receive one share of the Company’s common stock. If the performance goals are not met, no compensation cost will be recognized and any previously recognized compensation cost will be reversed. The Company also awards all vice presidents and senior executives non-vested stock units from the 2005 Plan that vest based on service. These non-vested stock units vest 33.33% on each anniversary subsequent to the date of the award. Each non-vested stock unit, upon vesting, will represent the right to receive one share of the Company’s common stock. In addition, the Company awards non-vested stock units to its non-employee directors. These units vest monthly in equal installments based on service and, upon vesting, each stock unit represents the right to receive one share of the Company’s common stock. As of March 31, 2008, the number of non-vested units granted but unvested was 587,650 and there was $16.4 million of total unrecognized compensation cost related to non-vested stock units. That cost is expected to be recognized over a weighted-average period of 1.59 years.

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

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share information):

	Three Months ended March 31,
	2008	2007
Numerator:
Net income	$34,378	$37,633

Denominator:
Denominator for basic earnings per share — weighted-average shares outstanding	185,486	179,282
Effect of dilutive employee stock awards	4,501	5,075

Denominator for diluted earnings per share — weighted-average shares outstanding	189,987	184,357

Basic earnings per share	$0.19	$0.21

Diluted earnings per share	$0.18	$0.20

Anti-dilutive weighted-average shares	23,901	21,207

4. ACQUISITIONS

2007 Acquisitions

During 2007, the Company acquired all of the issued and outstanding capital stock of two privately held companies, Ardence Delaware Inc., a leading provider of solutions that allow information technology administrators to set up and configure PCs, servers, and Web servers in real time from a centrally managed source, and XenSource, Inc., a privately held leader in enterprise-grade virtual infrastructure solutions (the “2007 Acquisitions”). The 2007 Acquisitions position the Company in adjacent server and desktop virtualization markets that will allow it to extend its leadership in the broader Application Delivery Infrastructure market by adding key enabling technologies that make the end-to-end computing environment more flexible, dynamic and responsive to business

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

change. The total consideration for the 2007 Acquisitions was approximately, $380.2 million, comprised of approximately 7.1 million shares of the Company’s common stock valued at $232.3 million, $142.8 million in cash and approximately $5.1 million in direct transaction costs. In addition, in connection with the 2007 Acquisitions, the Company issued approximately 1.3 million unvested shares of its common stock, 0.1 million non-vested stock units and assumed approximately 3.4 million stock options each of which will be exercisable for the right to receive one share of the Company’s common stock upon vesting. Revenues from the products acquired in the 2007 Acquisitions are primarily included in the Company’s Product License revenue. The 2007 Acquisitions’ results of operations have been included in the Company’s consolidated results of operations beginning after the date of the respective acquisitions. The source of funds for the cash consideration paid in these transactions consisted of available cash and investments. In connection with the 2007 Acquisitions, the Company allocated $257.5 million to goodwill, $112.3 million to core and product technology and $56.3 million to other intangible assets. Approximately $184.5 million, $62.0 million and $11.0 million of goodwill related to the 2007 Acquisitions was assigned to the Company’s Americas, EMEA (defined as Europe, the Middle East and Africa) and Asia-Pacific segments, respectively, and is not deductible for tax purposes. See Note 6 for segment information.

Purchase Accounting for Acquisitions

The fair values used in determining the purchase price allocation for certain intangible assets for the Company’s acquisitions were based on estimated discounted future cash flows, royalty rates and historical data, among other information. Purchased in-process research and development (“IPR&D”) of $1.2 million was expensed in the first quarter of 2007 immediately upon the closing of the acquisition of Ardence Delaware, Inc. in accordance with FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method, due to the fact that it pertained to technology that was not currently technologically feasible, meaning it had not reached the working model stage, did not contain all of the major functions planned for the product, was not ready for initial customer testing and had no alternative future use. The fair value assigned to in-process research and development was determined using the income approach, which includes estimating the revenue and expenses associated with a project’s sales cycle and by estimating the amount of after-tax cash flows attributable to the projects. The future cash flows were discounted to present value utilizing an appropriate risk-adjusted rate of return, which was 22%. The rate of return included a factor that takes into account the uncertainty surrounding the successful development of the IPR&D.

5. LONG-TERM DEBT

Effective on August 9, 2005, the Company entered into a revolving credit facility (the “Credit Facility”) with a group of financial institutions (the “Lenders”). Effective September 27, 2006, the Company entered into an amendment and restatement of its Credit Facility (the “Amendment”). The Amendment decreased the overall range of interest rates the Company must pay on amounts outstanding on the Credit Facility and lowered the facility fee. In addition, the Amendment extended the term of the Credit Facility. The Credit Facility, as amended, allows the Company to increase the revolving credit commitment up to a maximum aggregate revolving credit commitment of $175.0 million. The Credit Facility, as amended, currently provides for a revolving line of credit that will expire on September 27, 2011 in the aggregate amount of $100.0 million, subject to continued covenant compliance. A portion of the revolving line of credit (i) in the aggregate amount of $25.0 million may be available for issuances of letters of credit and (ii) in the aggregate amount of $15.0 million may be available for swing line loans. The Credit Facility, as amended, currently bears interest at LIBOR plus 0.32% and adjusts in the range of 0.32% to 0.80% above LIBOR based on the level of the Company’s total debt and its adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) as defined in the agreement. In addition, the Company is required to pay a quarterly facility fee ranging from 0.08% to 0.20% based on the aggregate amount available under the Credit Facility, as amended, and the level of the Company’s total debt and its adjusted EBITDA. Borrowings under the Credit Facility, as amended, are guaranteed by the Company and certain of the Company’s United States and foreign subsidiaries, which guarantees are secured by a pledge of shares of certain foreign subsidiaries. As of March 31, 2008, there were no amounts outstanding under the Credit Facility, as amended.

The Credit Facility, as amended, contains customary default provisions, and the Company must comply with various financial and non-financial covenants. The financial covenants consist of a minimum interest coverage ratio and a maximum consolidated leverage ratio. The primary non-financial covenants contain certain limits on the Company’s ability to pay dividends, conduct certain mergers or acquisitions, make certain investments and loans, incur future indebtedness or liens, alter the Company’s capital structure or sell stock or assets. As of March 31, 2008, the Company was in compliance with all material provisions of the Credit Facility.

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6. SEGMENT INFORMATION

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

Net revenues and segment profit, classified by the Company’s four reportable segments are as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Net revenues:
Americas (1)	$156,823	$139,330
EMEA (2)	126,922	97,173
Asia-Pacific	31,304	24,374
Online Services division	61,985	47,211

Consolidated	$377,034	$308,088

Segment profit:
Americas (1)	$73,288	$69,563
EMEA (2)	83,870	62,811
Asia-Pacific	5,875	6,364
Online Services division	18,183	14,459
Unallocated expenses (3):
Amortization of intangible assets	(16,293)	(10,375)
Research and development	(65,002)	(41,582)
In-process research and development	—	(1,200)
Net interest and other income	8,471	11,338
Other corporate expenses	(69,630)	(61,809)

Consolidated income before income taxes	$38,762	$49,569

(1)	The Americas segment is comprised of the United States, Canada and Latin America.
(2)	Defined as Europe, the Middle East and Africa.
(3)	Represents expenses presented to management on a consolidated basis only and not allocated to the operating segments.

In addition to evaluating the Company’s profitability by geography, including the Company’s Online Services division, its CODM also evaluates revenues by product groupings. Accordingly, the following table presents revenues for Product Licenses, License Updates and product related Technical Services by product grouping for the Company’s Application Virtualization products, Application Networking products and other products and Online Services revenues for the Online Services division’s products, for the following periods:

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Net revenues:
Application Virtualization revenues	$267,651	$224,130
Online Services division revenues	61,985	47,211
Application Networking revenues	37,591	32,097
Other	9,807	4,650

Total net revenue	$377,034	$308,088

7. DERIVATIVE FINANCIAL INSTRUMENTS

As of March 31, 2008 and December 31, 2007, the Company had $19.9 million and $11.7 million of derivative assets, respectively, and $8.4 million and $5.9 million of derivative liabilities, respectively, representing the fair values of the Company’s outstanding derivative instruments, which are recorded in prepaid expenses and other current assets, other assets, accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets. As of March 31, 2008, the Company’s derivative assets and liabilities primarily resulted from cash flow hedges related to its forecasted operating expenses transacted in local currencies. The change in the derivative component in accumulated other comprehensive income includes unrealized gains or losses that arose from changes in market value of derivatives that were held during the period, and gains or losses that were previously unrealized, but have been recognized in current period net income due to termination or maturities of derivative contracts. This reclassification has no effect on total comprehensive income or stockholders’ equity. The following table presents these components of accumulated other comprehensive income, net of tax for the Company’s derivative instruments (in thousands):

	Three Months Ended March 31,
	2008	2007
Unrealized gains, net, on derivative instruments	$8,220	$1,044
Reclassification of realized losses, net	(2,610)	(1,883)

Net change in accumulated other comprehensive income due to derivative instruments	$5,610	$(839)

Cash Flow Hedges. At March 31, 2008 and December 31, 2007, the Company had in place foreign currency forward sale contracts with a notional amount of $109.0 million and $104.3 million, respectively, and foreign currency forward purchase contracts with a notional amount of $325.9 million and $311.1 million, respectively. The fair value of these contracts at March 31, 2008 and December 31, 2007 were assets of $19.9 million and $11.7 million, respectively and liabilities of $8.4 million and $5.9 million, respectively. A substantial portion of the Company’s overseas expenses are and will continue to be transacted in local currencies. To protect against fluctuations in operating expenses and the volatility of future cash flows caused by changes in currency exchange rates, the Company has established a program that uses foreign exchange forward contracts to hedge its exposure to these potential changes. The terms of these instruments, and the hedged transactions to which they relate, generally do not exceed 12 months. Currencies hedged are Euros, British pounds sterling, Australian dollars, Swiss francs, Japanese yen, Indian rupees, Singapore dollars, Canadian dollars, Hong Kong dollars, Danish krone and Swedish krona. There was no material ineffectiveness of the Company’s foreign currency forward contracts for the three months ended March 31, 2008 or 2007.

Fair Value Hedges. From time to time, the Company uses interest rate swap instruments to hedge against the changes in fair value of certain of its available-for-sale securities due to changes in interest rates. Each of the instruments swap the fixed rate interest on the underlying investments for a variable rate based on LIBOR plus a specified margin. Changes in the fair value of the swap instruments are recorded in earnings along with related designated changes in the value of the underlying investments. There were no material fair value hedges outstanding as of March 31, 2008 or 2007.

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

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8. COMPREHENSIVE INCOME

The components of comprehensive income, net of tax, are as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Net income	$34,378	$37,633
Other comprehensive income:
Change in unrealized gain (loss) on available-for-sale securities	805	69
Net change due to derivative instruments	5,610	(839)

Comprehensive income	$40,793	$36,863

The components of accumulated other comprehensive income, net of tax, are as follows (in thousands):

	March 31, 2008	December 31, 2007
Unrealized gain on available-for-sale securities	$1,095	$290
Unrealized gain on derivative instruments	11,071	5,461

Accumulated other comprehensive income	$12,166	$5,751

9. INCOME TAXES

On January 1, 2007, the Company adopted the provisions of FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes. The Company’s net unrecognized tax benefits totaled approximately $27.3 million as of March 31, 2008 and December 31, 2007. Included in the balance at March 31, 2008 are approximately $0.2 million of tax positions which would not affect the annual effective tax rate and approximately $0.1 million of accrued interest on tax positions, which is included in income tax expense.

The Company and one or more of its subsidiaries is subject to United States (“U.S.”) federal income taxes in the U.S., as well as income taxes of multiple state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non- U.S. income tax examinations by tax authorities for years prior to 2004. The Internal Revenue Service commenced an examination of the Company’s U.S. federal income tax returns for 2004 and 2005 in the third quarter of 2006.

The Company is required to estimate its income taxes in each of the jurisdictions in which it operates as part of the process of preparing its consolidated financial statements. At March 31, 2008, the Company has approximately $43.7 million in deferred tax assets. SFAS No. 109, Accounting for Income Taxes, requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company reviews deferred tax assets periodically for recoverability and makes estimates and judgments regarding the expected geographic sources of taxable income and gains from investments, as well as tax planning strategies in assessing the need for a valuation allowance.

In the ordinary course of global business, there are transactions for which the ultimate tax outcome is uncertain; thus judgment is required in determining the worldwide provision for income taxes. The Company provides for income taxes on transactions based on its estimate of the probable liability. The Company adjusts its provision as appropriate for changes that impact its underlying judgments. Changes that impact provision estimates include such items as jurisdictional interpretations on tax filing positions based on the results of tax audits and general tax authority rulings. Due to the evolving nature of tax rules combined with the large number of jurisdictions in which the Company operates, it is possible that its estimates of its tax liability and the realizability of its deferred tax assets could change in the future, which may result in additional tax liabilities and adversely affect the Company’s results of operations, financial condition and cash flows.

The Company maintains certain operational and administrative processes in overseas subsidiaries and its foreign earnings are taxed at lower foreign tax rates. The Company does not expect to remit earnings from its foreign subsidiaries. The Company’s effective tax rate was approximately 11.3% for the three months ended March 31, 2008 and 24.1% for the three months ended March 31, 2007. The decrease in the effective tax rate when comparing the three months ended March 31, 2008 to the three months ended March 31, 2007 is due primarily to an increase in stock-based compensation expense, an increase in taxable income in geographic areas that are taxed at a lower rate and an increase amortization of intangible assets primarily due to the acquisition of XenSource, Inc.

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10. STOCK REPURCHASE PROGRAMS

The Company’s Board of Directors authorized an ongoing stock repurchase program with a total repurchase authority granted to the Company of $1.8 billion, of which $300 million was authorized in January 2008. The Company may use the approved dollar authority to repurchase stock at any time until the approved amounts are exhausted. The objective of the Company’s stock repurchase program is to improve stockholders’ returns. At March 31, 2008, approximately $258.3 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. A significant portion of the funds used to repurchase stock over the course of the program was provided by proceeds from employee stock option exercises and the related tax benefit.

The Company is authorized to make open market purchases of its common stock and enter into structured stock repurchase arrangements using general corporate funds. During the quarter, the Company entered into a structured stock repurchase arrangement with a large financial institution using general corporate funds in order to lower the average cost to acquire shares. This program includes terms that require the Company to make an up-front payment to the counterparty financial institution and results in the receipt of stock during or at the end of the term of the agreement or the receipt of either stock or cash at the maturity of the agreement, depending on market conditions.

The Company made an up-front payment of $13.9 million to a certain financial institution related to its structured stock repurchase agreement during the three months ended March 31, 2008. During the three months ended March 31, 2007, the Company received approximately $40.0 million, including a $3.7 million premium related to the maturity of certain of the Company’s structured stock repurchase agreements. The Company took delivery of 2,430,500 shares at an average price of $36.15 per share from its structured repurchase agreements during the three months ended March 31, 2008. The Company did not receive any shares from its structured stock repurchase agreements during the three months ended March 31, 2007. As of March 31, 2008, the Company had prepaid notional amounts of approximately $13.9 million remaining under its structured stock repurchase program, which expires in April 2008. Due to the fact that the total shares to be received under the structured repurchase arrangement at March 31, 2008 is not determinable until the contract matures, the above price per share amounts exclude the remaining shares to be received subject to this agreement.

During the three months ended March 31, 2008, the Company expended approximately $61.3 million on open market purchases and repurchased 1,804,400 shares of outstanding common stock at an average price of $33.98. During the three months ended March 31, 2007, the Company did not make any open market purchases.

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

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The synthetic lease includes certain financial covenants including a requirement for the Company to maintain a pledged balance of approximately $62.8 million in cash and/or investment securities as collateral. This amount is included in restricted cash equivalents and investments in the accompanying consolidated balance sheets. The Company maintains the ability to manage the composition of the restricted investments within certain limits and to withdraw and use excess investment earnings from the restricted collateral for operating purposes. Additionally, the Company must maintain a minimum cash and investment balance of $100.0 million, excluding the Company’s collateralized investments, equity investments and outstanding debt as of the end of each fiscal quarter. As of March 31, 2008, the Company had approximately $681.9 million in cash and investments in excess of this required level. The synthetic lease includes non-financial covenants, including the maintenance of the property and adequate insurance, prompt delivery of financial statements to the administrative agent of the lessor and prompt payment of taxes associated with the property. As of March 31, 2008, the Company was in compliance with all material provisions of the arrangement.

Office Leases

During 2002 and 2001, the Company took actions to consolidate certain of its offices, including the exit of certain leased office space and the abandonment of certain leasehold improvements. Lease obligations related to the remaining existing operating lease continue to 2018 with a total remaining obligation at March 31, 2008 of approximately $8.2 million, of which $1.3 million was accrued as of March 31, 2008, and is reflected in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets. In calculating this accrual, the Company made estimates, based on market information, including the estimated vacancy periods and sublease rates and opportunities. The Company periodically re-evaluates its estimates and if actual circumstances prove to be materially worse than management has estimated, the total charges for these vacant facilities could be significantly higher.

Legal Matters

Due to the nature of its business, the Company is subject to patent infringement claims. In 2006, the Company was sued in the United States District Court for the Northern District of Ohio for alleged patent infringement by its Online Services division’s GoToMyPC service. The complaint names Citrix Systems, Inc. and Citrix Online LLC, a wholly-owned subsidiary of Citrix Systems, Inc., as defendants and seeks unspecified damages and other relief. In response, the Company filed an answer denying that GoToMyPC infringes these patents and alleging, among other things, that the asserted claims of these patents are invalid. On November 2, 2006, the court in the Northern District of Ohio held a hearing for the purpose of construing disputed terms of the claims of the patent-in-suit, and on March 13, 2007, such court issued a claim construction ruling. On March 21, 2007, the Company moved for leave to amend its answer to assert an affirmative defense and counterclaim of inequitable conduct, which is a complete defense. On August 28, 2007, the court granted our motion. On December 7, 2007, the Company filed motions for summary judgment seeking judgment that the asserted patent is invalid and that we have not infringed the patent, as well as judgments on other, non-dispositive issues. On the same day, the Company filed a request with the United States Patent and Trademark Office seeking inter partes reexamination of the patent in suit, and the Company subsequently filed a request with the court in the Northern District of Ohio seeking a stay of the litigation pending the Patent Office’s determination of its reexamination request. The Patent Office has granted the Company’s reexamination request and the court in the Northern District of Ohio case has stayed the litigation pending the outcome of the reexamination. The Company believes that it has meritorious defenses to the allegations made in the complaint and intends to vigorously defend the lawsuit; however, the Company is unable to currently determine the ultimate outcome of this matter or the potential exposure to loss, if any.

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

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

In addition, the Company is a defendant in various litigation matters generally arising out of the normal course of business. Although it is difficult to predict the ultimate outcome of these cases, management believes, based on discussions with counsel, that any ultimate outcome would not materially affect the Company’s financial position, results of operations or cash flows.

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

12. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, SFAS No. 141R will require, among other things, the expensing of direct transaction costs, including deal costs and restructuring costs as incurred, acquired IPR&D assets to be capitalized, certain contingent assets and liabilities to be recognized at fair value and earn-out arrangements, including contingent consideration, may be required to be measured at fair value until settled, with changes in fair value recognized each period into earnings. In addition, material adjustments made to the initial acquisition purchase accounting will be required to be recorded back to the acquisition date. This will cause companies to revise previously reported results when reporting comparative financial information in subsequent filings. The adoption of SFAS No. 141R is effective for the Company on a prospective basis for transactions occurring in 2009 and earlier adoption is not permitted. Historically the Company has been acquisitive and if it continues to be so, SFAS No 141R will have a material impact on the Company’s consolidated financial position, results of operations and cash flows if it enters into material business combinations after the standard’s effective date.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, SFAS No. 160 will change the accounting for and reporting of minority interests. Under the new standard, minority interests, will be referred to as noncontrolling interests and will be reported as equity in the parent company’s consolidated financial statements.

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The provisions of SFAS No. 161 are effective for the quarter ending March 31, 2009. The Company is currently evaluating the impact the provisions of SFAS No. 161 will have on its disclosures.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our operating results and financial condition have varied in the past and could in the future vary significantly depending on a number of factors. From time to time, information provided by us or statements made by our employees contain “forward-looking” information that involves risks and uncertainties. In particular, statements contained in this Quarterly Report on Form 10-Q, and in the documents incorporated by reference into this Quarterly Report on Form 10-Q, that are not historical facts, including, but not limited to statements concerning new products, product development and offerings, Application Networking, Application Virtualization, Application Performance Monitoring, Subscription Advantage, XenApp (formerly Presentation Server), NetScaler, XenServer and XenDesktop, WANscaler and Access Gateway, stockholder derivative actions, cash and non-cash charges, product and price competition, auction rate securities, our Online Services division, competition and strategy, customer diversification, employees, product price and inventory, contingent consideration payments, deferred revenues, economic and political market conditions, seasonality, stock-based compensation, licensing and subscription renewal programs, international operations, revenue recognition, profitability, growth of revenues, composition of revenues, cost of revenues, operating expenses, sales and sales cycle, marketing and support expenses, general and administrative expenses, research and development, valuations of investments and derivative instruments, technology relationships, reinvestment or repatriation of foreign earnings, gross margins, amortization expense, goodwill and intangible assets, interest income, interest expense, impairment charges, anticipated operating and capital expenditure requirements, cash inflows, contractual obligations, our Credit Facility and Term Loan, in-process research and development, advertising campaigns, tax rates and deductions, SFAS No. 141R, SFAS No. 157, SFAS No. 160, leasing and subleasing activities, acquisitions, stock repurchases, investment transactions, liquidity, litigation matters, stock price, payment of dividends, price protection rights, security measures, third party licenses, and potential debt or equity financings constitute forward-looking statements and are made under the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are neither promises nor guarantees. Our actual results of operations and financial condition have varied and could in the future vary significantly from those stated in any forward-looking statements. The factors described in Part I Item 1A, “Risk Factors,” in our Annual Report on form 10-K for the year ended December 31, 2007, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q, in the documents incorporated by reference into this Quarterly Report on Form 10-Q or presented elsewhere by our management from time to time. Such factors, among others, could have a material adverse effect upon our business, results of operations and financial condition.

Overview

Management’s discussion and analysis of financial condition and results of operations is intended to help the reader understand our financial condition and results of operations. This section is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for the three months ended March 31, 2008.

We design, develop and market technology solutions that allow applications to be delivered, supported and shared on-demand with high performance, enhanced security and improved total cost of ownership. We market and license our products through multiple channels such as value-added resellers, channel distributors, system integrators, independent software vendors, our Websites and original equipment manufacturers.

The results of operations for the periods presented in this report are not necessarily indicative of the results expected for the full year or for any future period, due in part to the seasonality of our business. Historically, our revenue for the fourth quarter of any year is typically higher than our revenue for the first quarter of the subsequent year.

We intend to sustain the long-term growth of our businesses through technological innovation, engineering excellence, selective and strategic acquisition of technology, talent and/or companies, and a commitment to delivering high-quality products and services to customers and partners. We continue to invest in research and development of existing and new products and we also invest in research and development of advanced technologies for future application, including server and desktop delivery infrastructure products. We believe that delivering innovative and high-value solutions through our end-to-end application delivery infrastructure, or the Citrix Delivery Center, is the key to meeting customer and partner needs and ensuring our future growth.

Over the past several years, acquisitions have played an important role in our strategy of establishing ourselves as a leading provider of application delivery infrastructure products. In 2007, we made strategic acquisitions to position ourselves in the fast-growing server and desktop virtualization markets.

In January 2007, we acquired Ardence Delaware Inc., or Ardence, which added products for on-demand provisioning of server workloads and desktop operating systems. These technologies can reduce computing costs and improve information security. In the fourth quarter, we released Citrix Provisioning Server. Built on the technologies acquired from Ardence, it enables server workloads and Windows desktops to be virtualized on network storage and streamed on-demand to x86 servers or PCs.

In October 2007, we acquired XenSource, Inc., or XenSource, a provider of virtualization infrastructure based on the open source Xen hypervisor. This acquisition provided us with important core technology and products in server virtualization. Further, the acquisition is enhancing our desktop virtualization product – XenDesktop – and we expect it to be a valuable asset across our other product groupings as an underlying technology.

We continue to search for suitable acquisition candidates to further enhance our application, server and desktop delivery products, as well as, technology and products that can expand our lead in application delivery. We could acquire or make investments in companies that we believe will enable us to achieve our strategic objectives. We could from time to time seek to raise additional funds through the issuance of debt or equity securities for larger acquisitions.

We believe that over the last few years we have laid a foundation for long-term growth by creating a comprehensive set of innovative products that allow applications to be delivered, supported and shared securely and on-demand. Our focus in 2008 is to build on this foundation and execute well in key areas of opportunity, including the following high growth and highly competitive technology markets:

•	The desktop application and server virtualization market. We believe we are positioned to succeed in this market with our flagship XenApp product as well as our new XenServer and XenDesktop products;

•

The application networking market, for optimizing the delivery of web applications and enhancing application delivery to the branch office. We believe we are well-positioned in this market with our NetScaler, WanScaler and Access Gateway products; and

•	The real-time collaboration market for sharing applications and desktops over the Web. This market presents an ongoing opportunity for our Online Services division’s GoTo family of products.

Summary of Results

For the three months ended March 31, 2008 compared to the three months ended March 31, 2007, we delivered the following financial performance:

•	Product License revenue increased 20.4% to $147.0 million;

•	License Updates revenue increased 18.7% to $133.9 million;

•	Online Services revenue increased 31.3% to $62.0 million;

•	Technical Services revenue, which is comprised of consulting, education and technical support, increased 31.4% to $34.2 million;

•	Operating income decreased 20.8% to $30.3 million; and

•	Diluted earnings per share decreased 10% to $0.18.

The increase in our Product License revenue was primarily driven by increased sales of our flagship product XenApp. We expect sales of our XenApp product to continue to increase moderately for the remainder of 2008. Despite a strong long-term strategy for the product, we anticipate that it will be susceptible to anticipated adverse changes in the IT spending environment in the United States. We, however, expect this trend to be partially offset by continued strength in international markets. The increase in License Updates revenue was driven by increased renewals of our Subscription Advantage product over a larger subscriber base. Our Online Services revenue increased due to continued sales strength of our real-time collaboration services. We currently expect our Online Services revenues to continue to grow throughout the remainder of 2008 but at a slower rate than experienced in 2007. The decrease in operating income is primarily due to increases in stock-based compensation expense primarily related to unvested shares and stock options assumed in conjunction with our acquisition of XenSource. In addition, we anticipate that interest income will decrease for the remainder of 2008 due to the effect of lower market interest rates.

Also impacting the first quarter of 2008 was the impairment charge of approximately $2.1 million related to our investment in auction rate securities. Although there were no credit downgrades for the securities in our portfolio and the issuers continue to pay interest at failure rates on their regular auction dates, based on valuation models and an analysis of other-than-temporary impairment factors, we have concluded that our investments in auction rate securities have experienced an other-than- temporary decline in fair value. If the issuers are unable to successfully close future auctions or refinance their obligations and their credit ratings deteriorate, we may be required to further adjust the carrying value of these securities and recognize an additional impairment charge for an other-than-temporary decline in the fair values.

2007 Acquisitions

During 2007, we acquired all of the issued and outstanding capital stock of two privately held companies, Ardence, a leading provider of solutions that allow information technology administrators to set up and configure PCs, servers, and Web servers in real time from a centrally managed source, and XenSource, a privately held leader in enterprise-grade virtual infrastructure solutions (the “2007 Acquisitions”). The 2007 Acquisitions position us in adjacent server and desktop virtualization markets that will allow us to extend our leadership in the broader Application Delivery Infrastructure market by adding key enabling technologies that make the end-to-end computing environment more flexible, dynamic and responsive to business change. The total consideration for the 2007 Acquisitions was approximately $380.2 million, comprised of approximately 7.1 million shares of our common stock valued at $232.3 million, $142.8 million in cash and approximately $5.1 million in direct transaction costs. In addition, in connection with the 2007 Acquisitions, we issued approximately 1.3 million unvested shares of our common stock, 0.1 million non-vested stock units and assumed approximately 3.4 million stock options each of which will be exercisable for the right to receive one share of our common stock upon vesting. Revenues from the acquired products acquired in the 2007 Acquisitions are primarily included in our Product License revenue. The source of funds for consideration paid in these transactions consisted of available cash and investments. In connection with the 2007 Acquisitions, we allocated $257.5 million to goodwill, $112.3 million to core and product technology and $56.3 million to other intangible assets. Approximately $184.5 million, $62.0 million and $11.0 million of goodwill related to the 2007 Acquisitions was assigned to our Americas, EMEA and Asia-Pacific segments, respectively, and is not deductible for tax purposes.

In-process Research and Development for Acquisitions

The fair values used in determining the purchase price allocation for certain intangible assets for our acquisitions were based on estimated discounted future cash flows, royalty rates and historical data, among other information. Purchased in-process research and development, or IPR&D, was expensed immediately upon the closing of our 2007 Acquisitions in the amount of $9.8 million, in accordance with Financial Accounting Standards Board, or FASB, Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method, due to the fact that it pertained to technology that was not currently technologically feasible, meaning it had not reached the working model stage, did not contain all of the major functions planned for the product, was not ready for initial customer testing and had no alternative future use. The fair value assigned to in-process research and development was determined using the income approach, which includes estimating the revenue and expenses associated with a project’s sales cycle and by estimating the amount of after-tax cash flows attributable to the projects. The future cash flows were discounted to present value utilizing an appropriate risk-adjusted rate of return, which ranged from 22%–36%. The rate of return included a factor that takes into account the uncertainty surrounding the successful development of the IPR&D.

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

We believe that the accounting policies described below are critical to understanding our business, results of operations and financial condition because they involve more significant judgments and estimates used in the preparation of our consolidated financial statements. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact our condensed consolidated financial statements. We have discussed the development, selection and application of our critical accounting policies with the Audit Committee of our Board of Directors and our independent auditors, and our Audit Committee has reviewed our disclosure relating to our critical accounting policies and estimates in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” For more information regarding all of our critical accounting policies and estimates please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” contained in our Annual Report on Form 10-K for the year ended December 31, 2007.

Note 2 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for the three months ended March 31, 2008 describes the significant accounting policies and methods used in the preparation of our condensed consolidated financial statements.

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

In the normal course of business, we are not obligated to accept product returns from our distributors under any other conditions, unless the product item is defective in manufacture, but we do provide most of our distributors with stock balancing and price protection rights. Stock balancing rights permit distributors to return products to us up to the forty-fifth day of the fiscal quarter, subject to ordering an equal dollar amount of our other products prior to the last day of the same fiscal quarter. Price protection rights require that we grant retroactive price adjustments for inventories of our products held by distributors or resellers if we lower our prices for such products. Product items returned to us under the stock balancing program must be in new, unused and unopened condition. We establish provisions for estimated returns for stock balancing and price protection rights, as well as other sales allowances, concurrently with the recognition of revenue. The provisions are established based upon consideration of a variety of factors, including, among other things, recent and historical return rates for both specific products and distributors, estimated distributor inventory levels by product, the impact of any new product releases and projected economic conditions. Actual product returns for stock balancing and price protection provisions incurred are, however, dependent upon future events, including the amount of stock balancing activity by our distributors and the level of distributor inventories at the time of any price adjustments. We continually monitor the factors that influence the pricing of our products and distributor inventory levels and make adjustments to these provisions when we believe actual returns and other allowances could differ from established reserves. Our ability to recognize revenue upon shipment to our distributors is predicated on our ability to reliably estimate future stock balancing returns. If actual experience or changes in market condition impairs our ability to estimate returns, we would be required to defer the recognition of revenue until the delivery of the product to the end-user. Allowances for estimated product returns amounted to approximately $1.3 million at March 31, 2008 and $1.7 million at December 31, 2007. We have not reduced and have no current plans to reduce our prices for inventory currently held by distributors or resellers. Accordingly, there were no reserves required for price protection at March 31, 2008 and December 31, 2007. We also record reductions to revenue for customer programs and incentive offerings including volume-based incentives, at the time the sale is recorded. If market conditions were to decline, we could take actions to increase our customer incentive offerings, which could result in an incremental reduction to our revenue at the time the incentive is offered.

Stock-Based Compensation

We currently use the Black-Scholes option pricing model to determine the fair value of stock options. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price, as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, the expected term of the award, the risk-free interest rate and any expected dividends.

For purposes of determining the expected volatility factor, we considered the implied volatility in two-year market-traded options on our common stock based on third party volatility quotes in accordance with the provisions of Staff Accounting Bulletin, or SAB, No. 107. Our decision to use implied volatility was based upon the availability of actively traded options on our common stock and our assessment that implied volatility is more representative of future stock price trends than historical volatility. The expected term of our options is based on historical employee exercise patterns. We also analyzed our historical pattern of option exercises based on certain demographic characteristics and we determined that there were no meaningful differences in option exercise activity based on demographic characteristics. The approximate risk free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with remaining terms equivalent to the expected term on our options. We do not intend to pay dividends on our common stock in the foreseeable future and, accordingly, we used a dividend yield of zero in the option pricing model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. All stock-based payment awards that vest based on service, including those with graded vesting schedules, are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. Beginning in 2006, we began issuing non-vested stock units and non-vested stock with performance goals to certain senior members of management. The number of non-vested stock units or non-vested stock underlying each award may be determined based on a range of attainment within defined performance goals. We are required to estimate the attainment that will be achieved related to the defined performance goals and number of non-vested stock units or non-vested stock that will ultimately be awarded in order to recognize compensation expense over the vesting period. If our initial estimates of performance goal attainment change, the related expense may fluctuate from quarter to quarter based on those estimates and if the performance goals are not met, no compensation cost will be recognized and any previously recognized compensation cost will be reversed. As of March 31, 2008, there was $202.8 million of total unrecognized compensation cost related to options, non-vested stock and non-vested stock units. That cost is expected to be recognized over a weighted-average period of 2.24 years.

If factors change and we employ different assumptions for estimating stock-based compensation expense in future periods or if we decide to use a different valuation model, the stock-based compensation expense we recognize in future periods may differ significantly from what we have recorded in the current period and could materially affect our operating income, net income and earnings per share. This may result in a lack of consistency in future periods and materially affect the fair value estimate of stock-based payments. It may also result in a lack of comparability with other companies that use different models, methods and assumptions. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. These characteristics are not present in our option grants. Existing valuation models, including the Black-Scholes and lattice binomial models, may not provide reliable measures of the fair values of our stock-based compensation. Consequently, there is a risk that our estimates of the fair values of our stock-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those stock-based payments in the future. Certain stock-based payments, such as employee stock options, may expire with little or no intrinsic value compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, the value realized from these instruments may be significantly higher than the fair values originally estimated on the grant date and reported in our financial statements. There is currently no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values. See Note 2 our condensed consolidated financial statements for further information regarding SFAS No. 123R.

Results of Operations

A substantial majority of our overseas operating expenses and capital purchasing activities are transacted in local currencies and are subject to fluctuations in foreign currency exchange rates. In order to minimize the impact on our operating results, we generally initiate our hedging of currency exchange risks up to one year in advance of anticipated foreign currency expenses. When the dollar is weak, foreign currency denominated expenses will be higher. These higher expenses will be partially offset by the gain in our hedging contracts. If the dollar is strong, foreign currency denominated expenses will be lower, and our hedging practices will cause these lower expenses to be partially offset by the aggregate loss in our hedging contracts. There is a risk that there will be fluctuations in foreign currency exchange rates beyond the one year timeframe for which we hedge our risk. Due to the generally weaker dollar in the first quarter of 2008, our operating expenses benefited from gains in our hedging programs as compared to the first quarter of 2007.

The following table sets forth our condensed consolidated statements of income data and presentation of that data as a percentage of change from period-to-period (in thousands).

	Three Months Ended March 31,		Three Months Ended March 31, 2008 vs. March 31, 2007
	2008	2007
Revenues:
Product Licenses	$146,960	$122,067	20.4%
License Updates	133,934	112,808	18.7
Online Services	61,985	47,211	31.3
Technical Services	34,155	26,002	31.4

Total net revenues	377,034	308,088	22.4

Cost of revenues:
Cost of license revenues	11,141	8,295	34.3
Cost of services revenues	18,697	14,891	25.6
Amortization of product related intangible assets	10,593	6,228	70.1

Total cost of revenues	40,431	29,414	37.5

Gross margin	336,603	278,674	20.8

Operating expenses:
Research and development	71,530	46,544	53.7
Sales, marketing and support	166,445	130,649	27.4
General and administrative	62,637	57,903	8.2
Amortization of other intangible assets	5,700	4,147	37.4
In-process research and development	—	1,200	(100.0)

Total operating expenses	306,312	240,443	27.4

Income from operations	30,291	38,231	(20.8)
Interest income	10,317	11,375	(9.3)
Interest expense	(55)	(224)	(75.4)
Other (expense) income, net	(1,791)	187	*

Income before income taxes	38,762	49,569	(21.8)
Income taxes	4,384	11,936	(63.3)

Net income	$34,378	$37,633	(8.6)%

*	not meaningful

Revenues

Net revenues include the following categories: Product Licenses, License Updates, Online Services and Technical Services. Product Licenses primarily represent fees related to the licensing of the following products:

•	Our Application Virtualization products, including XenApp and Access Essentials;

•	Our Application Networking products, including our NetScaler, Access Gateway and WANScaler products;

•	Our Application Performance Monitoring products, including EdgeSight; and

•	Our Server Virtualization products, including Provisioning Server and XenServer.

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

	Three Months Ended March 31,		2008
	2008	2007	Compared to 2007
	(In thousands)
Product Licenses	$146,960	$122,067	$24,893
License Updates	133,934	112,808	21,126
Online Services	61,985	47,211	14,774
Technical Services	34,155	26,002	8,153

Total net revenues	$377,034	$308,088	$68,946

Product Licenses

Product License revenue increased for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 primarily due to increased sales of our Application Virtualization products. We currently anticipate that for the remainder of fiscal year 2008, Product License revenue will increase primarily due to growth from our Application Virtualization products.

License Updates

License Updates revenue increased for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 primarily due to a larger base of subscribers and increasing renewals related to our Subscription Advantage program. We also currently anticipate that License Updates revenue will continue to increase in 2008 due primarily to increased renewals due to continued growth in our installed customer base.

Online Services

Online Services revenue increased for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 primarily due to increased sales of our real time application collaboration products and to a lesser extent our Web-based access products. We currently expect Online Services revenues to continue to increase for the remainder of 2008 but at a slower rate than experienced in 2007.

Technical Services

Technical Services revenue increased for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 primarily due to increased sales of support services related to our Application Networking products and to a lesser extent an increase in sales of support and services related to the implementation of our Application Virtualization products.

Deferred Revenue

Deferred revenues are primarily comprised of License Updates revenue from our Subscription Advantage product, Online Services revenues from annual service agreements for our online services products and Technical Services revenues related to our support services and consulting contracts. Deferred revenues increased approximately $16.1 million as of March 31, 2008 compared to December 31, 2007 primarily due to increased renewals of our Subscription Advantage product and increased sales of our online service agreements. We currently expect deferred revenue to continue to increase for the remainder of 2008.

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

International Revenues

International revenues (sales outside the United States) accounted for approximately 46.4% of our net revenues for the three months ended March 31, 2008 and 43.7% of our net revenues for the three months ended March 31, 2007. The increase in international revenue as a percent of net revenues for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 is primarily due to increased sales performance and growth in our EMEA segment, and to a lesser extent, our APAC segment across most product offerings. See Note 6 to our condensed consolidated financial statements for detailed information on international revenues.

Segment Revenues

An analysis of our reportable segment net revenue is presented below (in thousands):

			Increase
	Three Months Ended March 31,		for the Three Months Ended March 31, 2008
	2008	2007	vs. March 31, 2007
Americas (1)	$156,823	$139,330	12.6%
EMEA (2)	126,922	97,173	30.6
Asia-Pacific	31,304	24,374	28.4
Online Services division	61,985	47,211	31.3

Net revenues	$377,034	$308,088	22.4%

(1)    Our Americas segment is comprised of the United States, Canada and Latin America.

(2)    Defined as Europe, Middle East and Africa.

With respect to our segment revenues, the increase in net revenues for the comparative periods presented was due primarily to the factors previously discussed across our reportable segments. See Note 6 of our condensed consolidated financial statements for additional information on our segment revenues.

Cost of Revenues

	Three Months Ended March 31,		Three Months Ended March 31, 2008 vs. March 31, 2007
	2008	2007
	(In thousands)
Cost of license revenues	$11,141	$8,295	$2,846
Cost of services revenues	18,697	14,891	3,806
Amortization of product related intangible assets	10,593	6,228	4,365

Total cost of revenues	$40,431	$29,414	$11,017

Cost of product license revenues consists primarily of hardware, product media and duplication, manuals, packaging materials, shipping expense, server capacity costs and royalties. Cost of services revenue consists primarily of compensation and other personnel-related costs of providing technical support and consulting, as well as the costs related to our Online Services products. Also included in cost of revenues is amortization of product-related intangible assets.

Cost of product licenses revenues increased for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 primarily due costs associated with our Application Networking products which contain hardware components that have a higher cost than our other software products. Cost of services revenues increased for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 primarily due to an increase in support related to our Application Virtualization and Application Networking products and to a lesser extent increases in sales of our Online Services products. Amortization of product-related intangible assets increased for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 primarily due to amortization of product-related intangible assets acquired in our XenSource acquisition. For more information regarding our acquisitions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” and Note 4 to our condensed consolidated financial statements. For the remainder of 2008, we currently expect our cost of services revenues to increase due to technical support costs and increased sales of services as we grow our customer base, have more frequent product releases and more complex products and due to increased sales of our Online Services products.

Gross Margin

Gross margin as a percent of revenue was 89.3% for the three months ended March 31, 2008 and 90.5% for the three months ended March 31, 2007. The decrease in gross margin as a percentage of net revenue for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 was primarily due to the increases in cost of revenues as discussed above. We currently expect that our gross margin will continue to trend slightly downwards for the remainder of 2008 due to the factors discussed above under “—Cost of Revenues.”

Research and Development Expenses

	Three Months Ended March 31,		Three Months Ended March 31, 2008 vs. March 31, 2007
	2008	2007
Research and development	$71,530	$46,544	$24,986

Research and development expenses consisted primarily of personnel-related costs. We expensed substantially all development costs included in the research and development of our products and new functionality added to our existing products as incurred. Research and development expenses increased for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 primarily due to stock-based compensation costs related to awards assumed in our XenSource acquisition and increased staffing and personnel related costs due to our continuing investment in our business and our acquisitions. We expect research and development expenses to increase for the remainder of 2008 when compared to 2007 levels due to the full period impact of our XenSource acquisition, including increases in stock-based compensation costs and our continued investments in our business including the hiring of personnel. For more information regarding our acquisitions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Acquisitions” and Note 4 to our condensed consolidated financial statements.

Sales, Marketing and Support Expenses

	Three Months Ended March 31,		Three Months Ended March 31, 2008 vs. March 31, 2007
	2008	2007
Sales, marketing and support	$166,445	$130,649	$35,796

Sales, marketing and support expenses consisted primarily of personnel-related costs, including sales commissions, and the costs of marketing programs aimed at increasing revenue, such as advertising, trade shows, public relations and other market development programs. Sales, marketing and support expenses increased for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 primarily due to an increase in headcount, including additions focused on our new XenServer product, and the associated increase in salaries, commissions and other variable compensation and employee related expenses. Also contributing to the increase in sales, marketing and support expenses were additional marketing program costs related to our worldwide advertising campaigns, an increase in commissions paid to our resellers and an increase in employee related costs, including stock-based compensation, related to our XenSource acquisition. We expect sales, marketing and support expenses to increase for the remainder of 2008 when compared to 2007 levels due to increased compensation costs as we continue to make investments in our business and hire personnel, as well as due to the full period impact of our XenSource acquisition and costs related to selling our newly acquired products. For more information regarding our acquisitions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Acquisitions” and Note 4 to our condensed consolidated financial statements.

General and Administrative Expenses

	Three Months Ended March 31,,		Three Months Ended March 31, 2008 vs. March 31, 2007
	2008	2007
General and administrative	$62,637	$57,903	$4,734

General and administrative expenses consisted primarily of personnel-related costs, costs related to outside consultants assisting with regulatory compliance and information systems, as well as auditing and legal fees. General and administrative expenses increased for the three months ended March 31, 2008 compared to the three months ended March 31, 2007, primarily due increased staffing and personnel related costs due to our continuing investment in our business and an increase in support and depreciation costs primarily related to our information systems partially offset by decreases in professional fees. We expect general and administrative expenses to increase for the remainder of 2008 primarily due to continued investments to support our future growth.

Amortization of Other Intangible Assets

	Three Months Ended March 31,		Three Months Ended March 31, 2008 vs. March 31, 2007
	2008	2007
Amortization of other intangible assets	$5,700	$4,147	$1,553

The increase in amortization of other intangible assets when comparing the three months ended March 31, 2008 to the three months ended March 31, 2007 was primarily due to assets acquired in our XenSource Acquisition. As of March 31, 2008, we had unamortized other identified intangible assets with estimable useful lives in the net amount of $83.1 million. We expect amortization of other intangible assets to increase for the remainder of 2008 when compared to 2007 levels due to the full period impact of our XenSource acquisition. For more information regarding our acquisitions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Acquisitions” and Note 4 to our condensed consolidated financial statements.

In-process Research and Development

	Three Months Ended March 31,		Three Months Ended March 31, 2008 vs. March 31, 2007
	2008	2007
In-process research and development	$—	$1,200	$(1,200)

In January 2007, we acquired Ardence and $1.2 million of the purchase price was allocated to IPR&D. At the time of completion of the acquisition, the amount allocated to IPR&D in the acquisition had not yet reached technological feasibility, had no alternative future use and was written off at the date of the acquisition in accordance with FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method. For more information regarding our acquisitions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Acquisitions” and Note 4 to our condensed consolidated financial statements.

The fair value assigned to IPR&D was based on valuations prepared using methodologies and valuation techniques used by independent appraisers. All fair values were determined using the excess earnings method, which includes estimating the revenue and expenses associated with a project’s sales cycle and by estimating the amount of after-tax cash flows attributable to the projects. The future cash flows were discounted to present value utilizing an appropriate risk-adjusted rate of return of 22%. The rate of return included a factor that takes into account the uncertainty surrounding the successful development of the IPR&D.

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

Interest Income

	Three Months Ended March 31,		Three Months Ended March 31, 2008 vs. March 31, 2007
	2008	2007
Interest income	$10,317	$11,375	$(1,058)

Interest income decreased for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 due to decreased interest rates earned on overall average cash, cash equivalent and investment balances. We currently expect interest income to continue to decline for the remainder of 2008 due to the effect of lower market interest rates. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Other (Expense) Income, Net

	Three Months Ended March 31,		Three Months Ended March 31, 2008 vs. March 31, 2007
	2008	2007
Other (expense) income, net	$(1,791)	$187	$(1,978)

Other (expense) income, net, is primarily comprised of realized gains (losses) related to changes in the fair value of our investments that have a decline in fair value that is considered other-than-temporary and on the sale of available-for-sale investments and remeasurement of foreign currency transaction gains (losses). The increase in other (expense) income, net, during the three months ended March 31, 2008 compared to the three months ended March 31, 2007 was due primarily to the impairment of our investments in auction rate securities that we determined to have an other-than-temporary decline in value partially offset by an increase in gains related to our foreign currency transactions. For more information on our investments in auction rate securities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Income Taxes

On January 1, 2007, we adopted the provisions of FASB Interpretation, or FIN, No. 48, Accounting for Uncertainty in Income Taxes. As of March 31, 2008, our net unrecognized tax benefits totaled approximately $27.3 million. Included in the balance at March 31, 2008, are approximately $0.2 million of tax positions which would not affect the annual effective tax rate and approximately $0.1 million of accrued interest on tax positions.

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

We are required to estimate our income taxes in each of the jurisdictions in which we operate as part of the process of preparing our consolidated financial statements. At March 31, 2008, we have approximately $43.7 million in deferred tax assets. SFAS No. 109, Accounting for Income Taxes, requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We review deferred tax assets periodically for recoverability and make estimates and judgments regarding the expected geographic sources of taxable income and gains from investments, as well as tax planning strategies in assessing the need for a valuation allowance.

In the ordinary course of global business, there are transactions for which the ultimate tax outcome is uncertain; thus judgment is required in determining the worldwide provision for income taxes. We provide for income taxes on transactions based on our estimate of the probable liability. We adjust our provision as appropriate for changes that impact our underlying judgments. Changes that impact provision estimates include such items as jurisdictional interpretations on tax filing positions based on the results of tax audits and general tax authority rulings. Due to the evolving nature of tax rules combined with the large number of jurisdictions in which we operate, it is possible that our estimates of our tax liability and the realizability of our deferred tax assets could change in the future, which may result in additional tax liabilities and adversely affect our results of operations, financial condition and cash flows.

We maintain certain operational and administrative processes in overseas subsidiaries and its foreign earnings are taxed at lower foreign tax rates. We do not expect to remit earnings from our foreign subsidiaries. Our effective tax rate was approximately 11.3% for the three months ended March 31, 2008 and 24.1% for the three months ended March 31, 2007. The decrease in the effective tax rate when comparing the three months ended March 31, 2008 to the three months ended March 31, 2007 is due primarily to an increase in our stock-based compensation expense, an increase in our taxable income in geographic areas that are taxed at a lower rate and an increase amortization of intangible assets due to our acquisition of XenSource.

Liquidity and Capital Resources

During the three months ended March 31, 2008, we generated positive operating cash flows of $106.7 million. These cash flows related primarily to net income of $34.4 million, adjusted for, among other things, non-cash charges, including depreciation and amortization expenses of $27.7 million, stock-based compensation expense of $27.4 million and a realized loss on our investments of $2.2 million. Also contributing to these cash inflows is an aggregate increase in cash flow from our operating assets and liabilities of $11.3 million, net of effects of our acquisitions. Our investing activities used $78.5 million of cash consisting primarily of cash paid for the purchase of property and equipment of $30.4 million and the expenditure of $27.7 million for licensing agreements and the purchase of core technology. Also contributing to these cash outflows are net purchases of investments of $18.2 million. Our financing activities used cash of $61.7 million primarily related to our stock repurchase program of $75.2 million partially offset by proceeds received from the issuance of common stock under our employee stock-based compensation plans of $11.8 million.

During the three months ended March 31, 2007, we generated positive operating cash flows of $122.5 million. These cash flows related primarily to net income of $37.6 million, adjusted for, among other things, non-cash charges, including depreciation and amortization expenses of $18.8 million and stock-based compensation expense of $13.9 million. Also contributing to these cash inflows is an aggregate increase in cash flow from our operating assets and liabilities of $48.5 million, net of the effects of our acquisitions. Our investing activities used $77.0 million of cash consisting primarily of $57.3 million used in our acquisitions, the expenditure of $15.6 million for the purchase of property and equipment and $2.8 million used for licensing agreements. Our financing activities provided cash of $54.5 million primarily related to net proceeds from the expiration of our structured stock repurchase programs of $40.0 million and proceeds received from the issuance of common stock under our employee stock-based compensation plans of $20.1 million, partially offset by payments on debt of $8.0 million assumed in the acquisition of Ardence.

Historically, significant portions of our cash inflows were generated by our operations. We currently expect this trend to continue throughout 2008. We believe that our existing cash and investments together with cash flows expected from operations will be sufficient to meet expected operating and capital expenditure requirements for the next 12 months.

Cash, Cash Equivalents and Investments

	March 31, 2008	December 31, 2007	2008 Compared to 2007
	(In thousands)
Cash, cash equivalents and investments	$783,790	$798,510	$(14,720)

The decrease in cash, cash equivalents and investments when comparing March 31, 2008 to December 31, 2007, is primarily due to cash expenditures made on our stock repurchases, a decrease in cash received from the issuance of common stock under our employee stock-based compensation plans and cash paid for the purchases of property and equipment, licensing agreements and core technology, partially offset by cash provided by our operating activities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.” We generally invest our cash and cash equivalents in investment grade, highly liquid securities to allow for flexibility in the event of immediate cash needs. Our short-term and long-term investments primarily consist of interest-bearing securities.

As of March 31, 2008, we held triple-A rated municipal auction rate securities, with a par value of approximately $45.5 million, whose underlying assets are generally student loans which are substantially backed by the federal government under the Federal Family Education Loan Program. The market for municipal auction rate securities in our portfolio began experiencing auction failures on February 13, 2008 and there have been no successful auctions for the securities held in our portfolio since the failures began. Although there have been no credit downgrades for the securities in our portfolio and the issuers have continued to pay interest at failure rates on their regular auction dates, based on valuation models and an analysis of other-than-temporary impairment factors, we have concluded that our investments in auction rate securities have experienced an other-than-temporary decline in fair value. Accordingly, we have recorded a pre-tax impairment charge of approximately $2.1 million related to these securities.

In addition, we understand that the securities may not be liquid until the auctions are successful or the issuers are able to refinance, call and/or restructure their obligations to a different interest rate mode. As it is not clear when, or if, such efforts will be successful, we have classified all of our municipal auction-rate securities to long-term investments as of March 31, 2008. In the event that we need to access the funds related to the affected securities, we may not be able to do so without a potential loss of principal. If the issuers are unable to successfully close future auctions or refinance their obligations and their credit ratings deteriorate, we may be required to further adjust the carrying value of these securities and recognize an additional impairment charge for an other-than-temporary decline in the fair values. Based on our available cash and other investments, we do not currently anticipate that the lack of liquidity caused by the failed auctions of these securities will have a material adverse effect on our operating cash flows or financial position.

Restricted Cash Equivalents and Investments

	March 31, 2008	December 31, 2007	2008 Compared to 2007
	(In thousands)
Restricted cash equivalents and investments	$63,824	$63,735	$89

Restricted cash equivalents and investments are primarily comprised of approximately $62.8 million in investment securities and cash equivalents pledged as collateral for specified obligations under our synthetic lease arrangement. We maintain the ability to manage the composition of the restricted cash equivalents and investments within certain limits and to withdraw and use excess investment earnings from the pledged collateral for operating purposes. For further information regarding our synthetic lease, see Note 11 to our condensed consolidated financial statements.

Fair Value Measurements

On January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements, which, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would either be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1. Observable inputs such as quoted prices in active markets for identical assets or liabilities;

•	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

We measure our cash flow hedges at fair value based on indicative prices in active markets and we generally measure our investments in available-for-sale securities at fair value based on quoted prices in active markets for identical securities. Due to the illiquidity in the municipal auction rate securities market caused by failed auctions, quoted prices in active markets are not currently available for our investments in municipal auction rate securities. We measured these securities at fair value using a discounted cash flow model. In our discounted cash flow model we used several assumptions to derive a fair value for our investments in municipal auction rate securities including a discount rate based on the credit quality of the underlying investments and a factor to further discount the investments for the illiquidity currently present in the market for these securities. Accordingly, the portion of our available-for-sale investments, comprised of these securities, changed from Level 1 to Level 3 within SFAS No. 157’s three-tier fair value hierarchy since valuation at December 31, 2007.

Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

Long-term Investments
(in thousands)
Balance at December 31, 2007	$—
Transfers to Level 3	45,450
Impairment included in earnings	2,125

Balance at March 31, 2008	$43,325

Impairments included in earnings for the period are reported in other (expense) income, net.

Accounts Receivable, Net

	March 31, 2008	December 31, 2007	2008 Compared to 2007
	(In thousands)
Accounts receivable	$190,626	$230,422	$(39,796)
Allowance for returns	(1,294)	(1,670)	376
Allowance for doubtful accounts	(2,732)	(2,891)	159

Accounts receivable, net	$186,600	$225,861	$(39,261)

The decrease in accounts receivable when comparing March 31, 2008 to December 31, 2007 was primarily due to increased collections in January 2008 and, to a lesser extent, lower sales in the last month of the first quarter of 2008 as compared to the last month of the fourth quarter of 2007. These results are consistent with the seasonality in our business. Historically, fourth quarter sales of any year are higher than the first quarter of the subsequent year. Our allowance for returns was $1.3 million at March 31, 2008 compared to $1.7 million at December 31, 2007. The activity in our allowance for returns was comprised primarily of $0.4 million in credits issued for stock balancing rights during 2008. The activity in our allowance for doubtful accounts was comprised of $0.4 million of uncollectible accounts written off, net of recoveries, partially offset by an additional $0.2 million of provisions for doubtful accounts recorded during the first quarter of 2008. From time to time, we could maintain individually significant accounts receivable balances from our distributors or customers, which are comprised of large business enterprises, governments and small and medium-sized businesses. If the financial condition of our distributors or customers deteriorates, our operating results could be adversely affected.

Credit Facility

Effective on August 9, 2005, we entered into the Credit Facility with a group of financial institutions, or the Lenders. Effective September 27, 2006, we entered into an amendment and restatement of the Credit Facility, or the Amendment. The Amendment decreased the overall range of interest we will pay on amounts outstanding on the Credit Facility and lowered the facility fee. In addition, the Amendment extended the term of the Credit Facility. The Credit Facility, as amended, allows us to increase the revolving credit commitment up to a maximum aggregate revolving credit commitment of $175.0 million. The Credit Facility, as amended, currently provides for a revolving line of credit that will expire on September 27, 2011 in the aggregate amount of $100.0 million, subject to continued covenant compliance. A portion of the revolving line of credit (i) in the aggregate amount of $25.0 million may be available for issuances of letters of credit and (ii) in the aggregate amount of $15.0 million may be available for swing line loans. The Credit Facility, as amended, currently bears interest at the London Interbank Offered Rate, or LIBOR, plus 0.32% and adjusts in the future in the range of 0.32% to 0.80% above LIBOR based on the level of our total debt and our adjusted earnings before interest, taxes, depreciation and amortization, or EBITDA. In addition, we are required to pay an annual facility fee ranging from 0.08% to 0.20% based on the aggregate amount available under the Credit Facility, as amended, and the level of our total debt and adjusted EBITDA. During the three months ended March 31, 2008, no funds were borrowed under the Credit Facility, as amended, and as of March 31, 2008 there were no amounts outstanding under the Credit Facility, as amended. As of March 31, 2008, we were in compliance with all material provisions of the Credit Facility.

Stock Repurchase Program

Our Board of Directors has authorized an ongoing stock repurchase program with a total repurchase authority granted to us of $1.8 billion, of which $300 million was authorized in January 2008. We may use the approved dollar authority to repurchase stock at any time until the approved amounts are exhausted. The objective of our stock repurchase program is to improve stockholders’ return. At March 31, 2008, approximately $258.3 million was available to repurchase shares of our common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock.

We are authorized to make open market purchases of our common stock and enter into structured repurchase arrangements using general corporate funds. During the quarter, we entered into a structured stock repurchase arrangement with a large financial institution using general corporate funds as part of our stock repurchase program in order to lower the average cost to acquire shares. This program includes terms that require us to make an up-front payment to the counterparty financial institution and result in the receipt of stock during or at the end of the agreement or the receipt of either stock or cash at the maturity of the agreement, depending on market conditions.

Under our structured stock repurchase program, we made an up-front payment of $13.9 million to a certain financial institution during the three months ended March 31, 2008. During the three months ended March 31, 2007, we received approximately $40.0 million, including a $3.7 million premium related to the maturity of certain of our structured stock repurchase agreements. We took delivery of 2,430,500 shares at an average price of $36.15 per share during the three months ended March 31, 2008 from our structured repurchase agreements. We did not receive any shares from our structured stock repurchase agreements during the three months ended March 31, 2007. As of March 31, 2008, we had prepaid notional amounts of approximately $13.9 million remaining under our structured stock repurchase program, which expires in April 2008. Due to the fact that the total shares to be received under our structured repurchase arrangement at March 31, 2008 is not determinable until the contract matures, the above price per share amount exclude the remaining shares to be received subject to this agreement.

During the three months ended March 31, 2008, we expended approximately $61.3 million on open market purchases and repurchased 1,804,000 shares of outstanding common stock at an average price of $33.98. During the three months ended March 31, 2007, we did not make any open market purchases.

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

The synthetic lease includes certain financial covenants including a requirement for us to maintain a restricted cash, cash equivalent or investment balance of approximately $62.8 million as collateral, which is classified as restricted cash equivalents and investments in our accompanying consolidated balance sheets. We maintain the ability to manage the composition of restricted investments within certain limits and to withdraw and use excess investment earnings from the pledged collateral for operating purposes. Additionally, we must maintain a minimum net cash and investment balance of $100.0 million, excluding our collateralized investments, equity investments and outstanding debt as of the end of each fiscal quarter. As of March 31, 2008, we had approximately $681.9 million in cash and investments in excess of this required level. The synthetic lease includes non-financial covenants, including the maintenance of the property and adequate insurance, prompt delivery of financial statements to the administrative agent of the lessor and prompt payment of taxes associated with the property. As of March 31, 2008, we were in compliance with all material provisions of the arrangement.

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

Office Leases

During 2002 and 2001, we took actions to consolidate certain of our offices, including the exit of certain leased office space and the abandonment of certain leasehold improvements. Lease obligations related to the remaining existing operating lease continue to 2018 with a total remaining obligation at March 31, 2008 of approximately $8.2 million, of which $1.3 million was accrued as of March 31, 2008, and is reflected in accrued expenses and other liabilities in our consolidated financial statements. In calculating this accrual, we made estimates, based on market information, including the estimated vacancy periods and sublease rates and opportunities. We periodically re-evaluate our estimates; and if actual circumstances prove to be materially worse than management has estimated, the total charges for these vacant facilities could be significantly higher.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes with respect to the information appearing in Part II, Item 7A., “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2008, our management, with the participation of our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that, as of March 31, 2008, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated our management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Due to the nature of our business, we are subject to patent infringement claims. In 2006, we were sued in the United States District Court for the Northern District of Ohio for alleged patent infringement by our Online Services division’s GoToMyPC service. The complaint names Citrix Systems, Inc. and Citrix Online LLC, a wholly-owned subsidiary of Citrix Systems, Inc., as defendants and seeks unspecified damages and other relief. In response, we filed an answer denying that GoToMyPC infringes these patents and alleging, among other things, that the asserted claims of these patents are invalid. On November 2, 2006, the court in the Northern District of Ohio held a hearing for the purpose of construing disputed terms of the claims of the patent-in-suit, and on March 13, 2007, such court issued a claim construction ruling. On March 21, 2007, we moved for leave to amend our answer to assert an affirmative defense and counterclaim of inequitable conduct, which is a complete defense. On August 28, 2007, the court granted our motion. On December 7, 2007, we filed motions for summary judgment seeking judgment that the asserted patent is invalid and that we have not infringed the patent, as well as judgments on other, non-dispositive issues. On the same day, we filed a request with the United States Patent and Trademark Office seeking inter partes reexamination of the patent in suit, and we subsequently filed a request with the court in the Northern District of Ohio seeking a stay of the litigation pending the Patent Office’s determination of its reexamination request. The Patent Office has granted our reexamination request and the court in the Northern District of Ohio case has stayed the litigation pending the outcome of the reexamination. We believe that we have meritorious defenses to the allegations made in the complaint and intend to vigorously defend the lawsuit; however, we are unable to currently determine the ultimate outcome of this matter or the potential exposure to loss, if any.

On March 8, 2007, a purported shareholder derivative action entitled Sheet Metal Workers Local 28 Pension Fund v. Roger W. Roberts et al. (C.A. No. 07-60316), was filed in the US District Court for the Southern District of Florida against certain of our current and former directors and officers, and against Citrix Systems, Inc. as a nominal defendant. The complaint asserts, among other things, that certain stock option grants made by us were dated and accounted for inappropriately. The complaint seeks the recovery of monetary damages and other relief for damage allegedly caused to the Citrix Systems, Inc.

We also received a demand letter dated March 15, 2007 from a purported shareholder with respect to certain stock option grants made to our current and former directors and officers during the years 1996 through 2003. That demand letter asserts, among other things, that certain stock option grants made by us were dated and accounted for inappropriately. The demand letter seeks, among other things, the commencement by our Board of Directors of an action against our directors and officers from 1996 forward for alleged breaches of fiduciary duties in connection with the granting of the options.

Neither the purported shareholder derivative action nor the demand letter described above seeks to recover amounts from us.

In addition, we are a defendant in various litigation matters generally arising out of the normal course of business. Although it is difficult to predict the ultimate outcome of these cases, we believe that the ultimate outcome will not materially affect our business, financial position, results of operations or cash flows.

ITEM 1A.	RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Part 1, Item 1A., “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which was filed with the Securities and Exchange Commission on February 27, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer

Our Board of Directors has authorized an ongoing stock repurchase program with a total repurchase authority of $1.8 billion, of which $300.0 million was authorized in January 2008, the objective of which is to improve stockholders’ returns. At March 31, 2008, approximately $258.3 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. The following table shows the monthly activity related to our stock repurchase program for the three months ended March 31, 2008:

	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or approximate dollar value) of Shares (or Units) that may yet be Purchased under the Plans or Programs
January 1, 2008 through January 31, 2008	1,985,392	$36.12	(2)	1,985,392	$313,928
February 1, 2008 through February 29, 2008	1,118,419	34.76	(2)	1,118,419	277,729
March 1, 2008 through March 31, 2008	1,131,089	34.10	(2)	1,131,089	258,297

Total	4,234,900	$35.22	(2)	4,234,900	$258,297

(1)	Represents shares received under our prepaid stock repurchase programs and acquired in open market purchases. We expended a net amount of approximately $75.2 million during the quarter ended March 31, 2008 for repurchases of the Company’s common stock. For more information see Note 10 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.
(2)	These amounts represent the cumulative average price paid per share, excluding the effect of premiums received, for shares received under our prepaid stock repurchase programs some of which extend over more than one fiscal period.

ITEM 5.	OTHER INFORMATION

The Company’s policy governing transactions in its securities by its directors, officers and employees permits its officers, directors and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The Company has been advised that David Friedman, General Counsel and Senior Vice President, Human Resources, terminated a trading plan during the first quarter of 2008, and entities affiliated with Peter Levine, Senior Vice President, Virtualization and Management Division, entered into trading plans in the first quarter of 2008 for purposes of portfolio diversification in accordance with Rule 10b5-1 and the Company’s policy governing transactions in its securities. The Company undertakes no obligation to update or revise the information provided herein, including for revision or termination of an established trading plan.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 6th day of May 2008.

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