Form 10-Q
period 2008-06-30
CITRIX SYSTEMS INC
filed 2008-08-06
CIK 877890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

(954) 267-3000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☒ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer (Do not check if a smaller reporting company)	☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 1, 2008 there were 182,379,892 shares of the registrant’s Common Stock, $.001 par value per share, outstanding.

CITRIX SYSTEMS, INC.

Form 10-Q

For the Quarterly Period Ended June 30, 2008

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CITRIX SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2008	December 31, 2007
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$147,381	$223,749
Restricted cash equivalents and investments	62,830	—
Short-term investments	241,454	356,085
Accounts receivable, net of allowances of $4,896 and $4,561 at June 30, 2008 and December 31, 2007, respectively	225,277	225,861
Inventories, net	12,821	9,629
Prepaid expenses and other current assets	91,633	75,995
Current portion of deferred tax assets, net	44,482	43,026

Total current assets	825,878	934,345
Restricted cash equivalents and investments	984	63,735
Long-term investments	380,371	218,676
Property and equipment, net	166,933	134,907
Goodwill	889,155	888,516
Other intangible assets, net	282,524	276,315
Other assets	24,001	18,199

	$2,569,846	$2,534,693

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$44,225	$55,586
Accrued expenses	189,506	191,383
Current portion of deferred revenues	436,231	407,305

Total current liabilities	669,962	654,274
Long-term portion of deferred revenues	39,308	35,381
Other liabilities	1,405	6,713
Commitments and contingencies
Stockholders’ equity:
Preferred stock at $.01 par value: 5,000 shares authorized, none issued and outstanding	—	—
Common stock at $.001 par value: 1,000,000 shares authorized; 254,306 and 252,201 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	254	252
Additional paid-in capital	2,208,092	2,038,010
Retained earnings	1,277,818	1,208,791
Accumulated other comprehensive income	6,845	5,751

	3,493,009	3,252,804
Less— common stock in treasury, at cost (71,171 and 64,841 shares at June 30, 2008 and December 31, 2007, respectively)	(1,633,838)	(1,414,479)

Total stockholders’ equity	1,859,171	1,838,325

	$2,569,846	$2,534,693

See accompanying notes.

CITRIX SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands, except per share information)
Revenues:
Product licenses	$153,458	$136,587	$300,418	$258,654
License updates	137,279	118,163	271,213	230,971
Online services	63,687	51,810	125,672	99,021
Technical services	37,306	27,804	71,461	53,806

Total net revenues	391,730	334,364	768,764	642,452

Cost of revenues:
Cost of license revenues	12,781	9,846	23,922	18,141
Cost of services revenues	20,100	15,362	38,797	30,253
Amortization of product related intangible assets	12,976	6,656	23,569	12,884

Total cost of revenues	45,857	31,864	86,288	61,278

Gross margin	345,873	302,500	682,476	581,174

Operating expenses:
Research and development	73,965	47,767	145,495	94,311
Sales, marketing and services	169,244	140,376	335,689	271,025
General and administrative	68,067	55,972	130,704	113,875
Amortization of other intangibles	5,707	3,651	11,407	7,798
In-process research and development	—	—	—	1,200

Total operating expenses	316,983	247,766	623,295	488,209

Income from operations	28,890	54,734	59,181	92,965
Interest income	7,599	12,501	17,916	23,876
Interest expense	(55)	(98)	(110)	(322)
Other (expense) income, net	(1,222)	105	(3,013)	292

Income before income taxes	35,212	67,242	73,974	116,811
Income taxes	563	13,852	4,947	25,788

Net income	$34,649	$53,390	$69,027	$91,023

Earnings per share:
Basic	$0.19	$0.30	$0.37	$0.51

Diluted	$0.18	$0.29	$0.37	$0.49

Weighted average shares outstanding:
Basic	183,595	179,774	184,541	179,529

Diluted	188,021	185,434	189,004	184,893

See accompanying notes.

CITRIX SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2008	2007
	(In thousands)
Operating Activities
Net income	$69,027	$91,023
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	34,976	20,682
Depreciation and amortization of property and equipment	24,302	18,038
Stock-based compensation expense	60,988	25,717
In-process research and development	—	1,200
Loss on investments	2,832	—
Provision for doubtful accounts	1,071	1,173
Provision for product returns	868	2,063
Provision for inventory reserves	258	1,697
Tax effect of stock-based compensation	4,000	2,381
Excess tax benefit from exercise of stock options	(4,800)	(2,427)
Effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	1,110	(38)
Other non-cash items	2,351	2,133

Total adjustments to reconcile net income to net cash provided by operating activities	127,956	72,619
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	1,431	27,784
Inventories	(3,450)	(1,824)
Prepaid expenses and other current assets	(14,583)	(13,644)
Other assets	563	(947)
Deferred tax assets, net	(6,402)	(7,331)
Accounts payable	(15,027)	(3,696)
Accrued expenses	(5,908)	9,197
Income taxes payable	—	12,619
Deferred revenues	32,853	39,244
Other liabilities	(5,149)	(207)

Total changes in operating assets and liabilities, net of the effects of acquisitions	(15,672)	61,195

Net cash provided by operating activities	181,311	224,837
Investing Activities
Purchases of available-for-sale investments	(385,490)	(223,792)
Proceeds from sales of available-for-sale investments	133,545	55,156
Proceeds from maturities of available-for-sale investments	201,635	130,371
Purchases of property and equipment	(62,287)	(33,014)
Cash paid for acquisitions, net of cash acquired	(2,139)	(59,972)
Cash paid for licensing agreements and product related intangible assets	(31,531)	(2,750)

Net cash used in investing activities	(146,267)	(134,001)
Financing Activities
Proceeds from issuance of common stock	32,011	20,075
Excess tax benefit from exercise of stock options	4,800	2,427
Stock repurchases, net	(150,143)	40,000
Payments on debt assumed in acquisitions	(407)	(8,000)

Net cash (used in) provided by financing activities	(113,739)	54,502
Effect of exchange rate changes on cash and cash equivalents	2,327	1,054

Change in cash and cash equivalents	(76,368)	146,392
Cash and cash equivalents at beginning of period	223,749	349,054

Cash and cash equivalents at end of period	$147,381	$495,446

See accompanying notes.

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Citrix Systems, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments, which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown, are of a normal recurring nature and have been reflected in the condensed consolidated financial statements. The results of operations for the periods presented are not necessarily indicative of the results expected for the full year or for any future period partially because of the seasonality of the Company’s business. Historically, the Company’s revenue for the fourth quarter of any year is typically higher than the revenue for the first quarter of the subsequent year. The condensed consolidated balance sheet as of December 31, 2007, has been derived from the audited consolidated balance sheet as of that date. The information included in these condensed consolidated financial statements should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this report and the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Certain reclassifications have been made for consistent presentation. The Company’s condensed consolidated statement of cash flows for the six months ended June 30, 2008 includes the effect of a change in classification of cash flows to separately disclose the effect of exchange rate changes on monetary assets and liabilities denominated in foreign currencies, as well as the effect of exchange rate changes on cash and cash equivalents. This change was incorporated into the Company’s condensed consolidated statement of cash flows reporting processes for the first time in the first quarter of 2008 due to materiality. Accordingly, the Company has made reclassifications to its condensed consolidated statement of cash flows for the six months ended June 30, 2007 to conform to its current period presentation.

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

Investments

Short-term and long-term investments at June 30, 2008 and December 31, 2007 primarily consist of agency securities, corporate securities, municipal (including auction rate) securities, money market funds and government securities. Investments classified as available-for-sale are stated at fair value with unrealized gains and losses, net of taxes, reported in accumulated other comprehensive income, except as discussed below. Investments classified as held-to-maturity, if any, are stated at amortized cost. The Company does not recognize changes in the fair value of its investments in income unless a decline in value is considered other-than-temporary in accordance with the Financial Accounting Standards Board (the “FASB”) Staff Position 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.

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

As of June 30, 2008, the Company held triple-A rated municipal auction rate securities, with an aggregate face value of approximately $45.5 million, whose underlying assets are generally student loans that are substantially backed by the federal government under the Federal Family Education Loan Program. The market for municipal auction rate securities in the Company’s portfolio began experiencing auction failures on February 13, 2008 and there have been no successful auctions for the securities held in its portfolio since the failures began. Although there have been no credit downgrades for the securities in the Company’s portfolio and the issuers have continued to pay interest at failure rates on their regular auction dates, based on valuation models and an analysis of other-than-temporary impairment factors, the Company has concluded that its investments in auction rate securities have experienced an other- than-temporary decline in fair value. Accordingly, the Company has recorded a pre-tax impairment charge of approximately $0.7 million during the three months ended June 30, 2008 and $2.8 million during the six months ended June 30, 2008 related to these securities that is included in other (expense) income, net, in the accompanying condensed consolidated statements of income.

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In addition, the affected securities will not be liquid until future auctions are successful or the issuers are able to refinance, call and/or restructure their obligations. As it is not clear when, or if, such efforts will be successful, the Company has classified all of its municipal auction-rate securities as long-term investments as of June 30, 2008 in the accompanying condensed consolidated balance sheet. In the event the Company needs to access the funds related to the affected securities, it may not be able to do so without a potential loss of principal unless future auctions on these securities are successful. If the issuers are unable to successfully refinance their obligations and their credit ratings deteriorate, the Company may be required to further adjust the carrying value of these securities and recognize an additional impairment charge for an other-than-temporary decline in the fair values. Based on the Company’s available cash and other investments, it does not currently anticipate that the lack of liquidity caused by the failed auctions of these securities will have a material adverse effect on its operating cash flows or financial position.

Fair Value Measurements

On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements, which, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would either be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1. Observable inputs such as quoted prices in active markets for identical assets or liabilities;

•	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	As of June 30, 2008	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Short-term investments	$241,454	$241,454	$—	$—
Prepaid expenses and other current assets	13,534	—	13,534	—
Restricted investments	42,354	42,354	—	—
Long-term investments	380,371	337,713	—	42,658
Accrued expenses	6,385	—	6,385	—

The Company measures its cash flow hedges at fair value based on indicative prices in active markets and generally measures its investments in available-for-sale securities at fair value based on quoted prices in active markets for identical securities. Due to the illiquidity in the municipal auction rate securities market caused by failed auctions, the Company’s valuation technique for certain of its municipal auction rate securities was to measure such securities at fair value using a discounted cash flow model. In its discounted cash flow model the Company used several assumptions to derive a fair value for its investments in municipal auction rate securities including a discount rate based on the credit quality of the underlying investments and a factor to further discount the investments for the illiquidity currently present in the market for these securities. Accordingly, the portion of the Company’s long-term investments, comprised of these securities, changed from Level 1 to Level 3 within SFAS No. 157’s three-tier fair value hierarchy since valuation at December 31, 2007.

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

Long-term Investments
(in thousands)
Balance at December 31, 2007	$—
Transfers to Level 3	45,450
Impairment included in earnings	(2,792)

Balance at June 30, 2008	$42,658

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

The Company’s software revenue recognition policies are in compliance with SOP 97-2 and related amendments and interpretations. Because the Company’s online services provide applications as an online service, the Company follows the provisions of Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition.

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

The Company licenses most of its software products bundled with a one year contract for license updates that provide the end-user with enhancements and upgrades to the licensed product on a when and if available basis. Customers may also elect to purchase subscriptions for license updates, when not bundled with the initial product release or purchase. Technical support, product training or consulting services may be purchased separately by the customer. Online services are sold separately. The Company allocates revenue to license updates and any other undelivered elements of the arrangement based on vendor specific objective evidence (“VSOE”) of fair value of each element and such amounts are deferred until the applicable delivery criteria and other revenue recognition criteria described above have been met. The balance of the revenue, net of any discounts inherent in the arrangement, is recognized at the outset of the arrangement using the residual method as the product licenses are delivered.

In the normal course of business, the Company is not obligated to accept product returns from its distributors unless the product item is defective in manufacture, but it does provide most of its distributors with stock balancing and price protection rights. Stock balancing rights permit distributors to return products to the Company up to the forty-fifth day of the fiscal quarter, subject to ordering an equal dollar amount of the Company’s other products prior to the last day of the same fiscal quarter. Price protection rights require that the Company grants retroactive price adjustments for inventories of its products held by distributors or resellers if it lowers its prices for such products. Product items returned to the Company under the stock balancing program must be in new, unused and unopened condition. The Company establishes provisions for estimated returns for stock balancing and price protection rights, as well as other sales allowances, concurrently with the recognition of revenue. Allowances for estimated product returns amounted to approximately $1.7 million at June 30, 2008 and December 31, 2007.

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Accounting for Stock-Based Compensation Plans

The Company’s stock-based compensation program is a broad based, long-term retention program that is intended to attract and reward talented employees and align stockholder and employee interests. As of June 30, 2008, the Company had two stock-based compensation plans under which it was granting stock options, shares of non-vested stock and non-vested stock units. The Company is currently granting stock-based awards from its 2005 Equity Incentive Plan (as amended, the “2005 Plan”) and its 2005 Employee Stock Purchase Plan (the “2005 ESPP”). In connection with certain of the Company’s acquisitions, it assumed several plans from the acquired companies. The Company’s Board of Directors has provided that no new awards will be granted under the Company’s acquired stock plans. The Company’s superseded and expired stock plans include the Amended and Restated 1995 Stock Plan, Second Amended and Restated 2000 Director and Officer Stock Option and Incentive Plan, Second Amended and Restated 1995 Non-Employee Director Stock Option Plan and Third Amended and Restated 1995 Employee Stock Purchase Plan. Awards previously granted under these plans and still outstanding typically expire ten years from the date of grant and will continue to be subject to all the terms and conditions of such plans, as applicable.

Under the terms of the 2005 Plan, the Company is authorized to grant incentive stock options (“ISOs”), non-qualified stock options (“NSOs”), non-vested stock, non-vested stock units, stock appreciation rights (“SARs”), and performance units and to make stock-based awards to full and part-time employees of the Company and its subsidiaries or affiliates, where legally eligible to participate, as well as consultants and non-employee directors of the Company. Currently, the 2005 Plan provides for the issuance of a maximum of 26,500,000 shares of common stock of which 5,600,000 shares were authorized by the Company’s Board of Directors in February 2008 and subsequently approved by its stockholders in May 2008. Under the 2005 Plan, ISOs must be granted at exercise prices no less than fair market value on the date of grant, except for ISOs granted to employees who own more than 10% of the Company’s combined voting power, for which the exercise prices must be no less than 110% of the market value at the date of grant. NSOs and SARs must be granted at no less than market value on the date of grant, or in the case of SARs in tandem with options, at the exercise price of the related option. Non-vested stock awards may be granted for such consideration in cash, other property or services, or a combination thereof, as determined by the Company’s Compensation Committee of its Board of Directors. All stock-based awards are exercisable upon vesting. The Company’s policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight line basis over the requisite service period for the entire award. As of June 30, 2008, there were 41,511,454 shares of common stock reserved for issuance pursuant to the Company’s stock-based compensation plans and the Company had authorization under its 2005 Plan to grant 11,078,538 additional stock-based awards.

Under the 2005 ESPP, all full-time and certain part-time employees of the Company are eligible to purchase common stock of the Company twice per year at the end of a six month payment period (a “Payment Period”). During each Payment Period, eligible employees who so elect may authorize payroll deductions in an amount no less than 1% nor greater than 10% of his or her base pay for each payroll period in the Payment Period. At the end of each Payment Period, the accumulated deductions are used to purchase shares of common stock from the Company up to a maximum of 12,000 shares for any one employee during a Payment Period. Shares are purchased at a price equal to 85% of the fair market value of the Company’s common stock on the last business day of a Payment Period. Employees who, after exercising their rights to purchase shares of common stock in the 2005 ESPP, would own shares representing 5% or more of the voting power of the Company’s common stock, are ineligible to participate under the 2005 ESPP. The 2005 ESPP provides for the issuance of a maximum of 10,000,000 shares of common stock. As of June 30, 2008, 673,034 shares had been issued under the 2005 ESPP. The Company recorded stock-based compensation costs related to the 2005 ESPP of $0.5 million and $0.9 million for the three months and six months ended June 30, 2008, respectively.

Stock-Based Compensation

The Company currently uses the Black-Scholes option pricing model to determine the fair value of its stock options. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price, as well as assumptions regarding a number of complex and subjective variables. These variables include the Company’s expected stock price, volatility over the term of the awards, actual employee exercise behaviors, risk-free interest rate and expected dividends.

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The detail of the total stock-based compensation recognized by income statement classification is as follows (in thousands):

Income Statement Classifications	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Cost of services revenues	$440	$355	$928	$765
Research and development	14,831	3,048	29,249	6,665
Sales, marketing and services	8,043	5,016	15,606	10,796
General and administrative	10,268	3,367	15,205	7,491

Total	$33,582	$11,786	$60,988	$25,717

Stock Options

Options granted from the 2005 Plan typically have a five-year life and vest over three years at a rate of 33.3% of the shares underlying the option one year from date of grant and at a rate of 2.78% monthly thereafter. For purposes of valuing stock options, the Company determined the expected volatility factor by considering the implied volatility in two-year market-traded options of the Company’s common stock based on third party volatility quotes in accordance with the provisions of Staff Accounting Bulletin (“SAB”) No. 107. The Company’s decision to use implied volatility was based upon the availability of actively traded options on the Company’s common stock and its assessment that implied volatility is more representative of future stock price trends than historical volatility. The approximate risk free interest rate was based on the implied yield available on U.S. Treasury zero-coupon issues with remaining terms equivalent to the Company’s expected term on its options. The expected term of the Company’s stock options was based on the historical employee exercise patterns. The Company also periodically analyzes its historical pattern of option exercises based on certain demographic characteristics and determined that there were no meaningful differences in option exercise activity based on the demographic characteristics. The Company does not intend to pay dividends on its common stock in the foreseeable future. Accordingly, the Company used a dividend yield of zero in its option pricing model.

The weighted average fair value of stock options granted during the three months ended June 30, 2008 was $10.76. The total intrinsic value of options exercised during the three and six months ended June 30, 2008 was $18.9 million and $32.6 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares. As of June 30, 2008, there was $150.1 million of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted-average period of 2.21 years.

The assumptions used to value option grants are as follows:

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Expected volatility factor	0.42	N/A	0.39 – 0.42	0.33
Approximate risk free interest rate	2.47%	N/A	2.47% -2.84%	4.69%
Expected term (in years)	3.35	N/A	3.35 - 3.56	3.37
Expected dividend yield	0%	N/A	0%	0%

Non-vested Stock

Shares of non-vested stock assumed in conjunction with the Company’s acquisition of XenSource, Inc., vest over three years at a rate of 33.3% of the shares one year from date of grant and at a rate of 2.78% monthly thereafter based on service. As of June 30, 2008, the number of non-vested shares granted was 1,284,139 and there was $32.4 million of total unrecognized compensation cost related to non-vested stock. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.30 years.

Non-vested Stock Units

The Company awards all vice presidents and senior executives non-vested performance stock units from the 2005 Plan. The number of non-vested stock units underlying each award is determined one year after the date of the award based on achievement of a specific corporate operating income goal. If the performance goal is less than 90% attained, then no non-vested stock units will be issued pursuant to the authorized award. For performance at and above 90%, the number of non-vested stock units issued is based on

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

a graduated slope, with the maximum number of non-vested stock units issuable pursuant to the award capped at 125% of the base number of non-vested stock units set forth in the executive’s award agreement. The Company is required to estimate the attainment that will be achieved related to the defined performance goals and the number of non-vested stock units that will ultimately be awarded in order to recognize compensation expense over the vesting period. If the performance goal is met, the non-vested stock units will vest 33.33% on each anniversary subsequent to the date of the award. Each non-vested stock unit, upon vesting, will represent the right to receive one share of the Company’s common stock. If the performance goals are not met, no compensation cost will ultimately be recognized in that period and any previously recognized compensation cost will be reversed. The Company also awards all vice presidents and senior executives non-vested stock units from the 2005 Plan that vest based on service. These non-vested stock units vest 33.33% on each anniversary subsequent to the date of the award. Each non-vested stock unit, upon vesting, will represent the right to receive one share of the Company’s common stock. In addition, the Company awards non-vested stock units to its non-employee directors. These units vest monthly in equal installments based on service and, upon vesting, each stock unit represents the right to receive one share of the Company’s common stock. As of June 30, 2008, the number of non-vested stock units was 1,043,549 and there was $23.3 million of total unrecognized compensation cost related to non-vested stock units. The unrecognized cost is expected to be recognized over a weighted-average period of 2.00 years.

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

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share information):

	Three Months ended June 30,		Six Months ended June 30,
	2008	2007	2008	2007
Numerator:
Net income	$34,649	$53,390	$69,027	$91,023

Denominator:
Denominator for basic earnings per share — weighted-average shares outstanding	183,595	179,774	184,541	179,529
Effect of dilutive employee stock awards	4,426	5,660	4,463	5,364

Denominator for diluted earnings per share — weighted-average shares outstanding	188,021	185,434	189,004	184,893

Basic earnings per share	$0.19	$0.30	$0.37	$0.51

Diluted earnings per share	$0.18	$0.29	$0.37	$0.49

Anti-dilutive weighted-average shares	24,499	20,409	23,418	20,640

4. ACQUISITIONS

2007 Acquisitions

During 2007, the Company acquired all of the issued and outstanding capital stock of two privately held companies, Ardence Delaware Inc., a leading provider of solutions that allow information technology administrators to set up and configure PCs, servers, and Web servers in real time from a centrally managed source, and XenSource, Inc., a privately held leader in enterprise-grade virtual infrastructure solutions (the “2007 Acquisitions”). The 2007 Acquisitions position the Company in adjacent server and desktop virtualization markets that the Company believes will allow it to extend its leadership in the broader Application Delivery Infrastructure market by adding key enabling technologies that make the end-to-end computing environment more flexible, dynamic and responsive to business change. The total consideration for the 2007 Acquisitions was approximately $379.4 million, comprised of approximately 7.1 million shares of the Company’s common stock valued at $232.3 million, $142.8 million in cash and approximately $4.3 million in direct transaction costs. In addition, in connection with the 2007 Acquisitions, the Company issued approximately 1.3 million unvested shares of its common stock, 0.1 million non-vested stock units and assumed approximately 3.4 million stock options each of which will be exercisable for the right to receive one share of the Company’s common stock upon vesting. Revenues from the products acquired in the 2007 Acquisitions are primarily included in the Company’s Product License

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

revenue. The 2007 Acquisitions’ results of operations have been included in the Company’s consolidated results of operations beginning after the date of the respective acquisitions. The source of funds for the cash consideration paid in these transactions consisted of available cash and investments. In connection with the 2007 Acquisitions, the Company allocated $256.7 million to goodwill, $112.3 million to product related intangible assets and $56.3 million to other intangible assets. Approximately $183.7 million, $62.0 million and $11.0 million of goodwill related to the 2007 Acquisitions was assigned to the Company’s Americas, EMEA (defined as Europe, the Middle East and Africa) and Asia-Pacific segments, respectively, and is not deductible for tax purposes. See Note 6 for segment information.

Purchase Accounting for Acquisitions

The fair values used in determining the purchase price allocation for certain intangible assets for the Company’s acquisitions were based on estimated discounted future cash flows, royalty rates and historical data, among other information. Purchased in-process research and development (“IPR&D”) of $1.2 million was expensed in the first quarter of 2007 immediately upon the closing of the acquisition of Ardence Delaware, Inc. in accordance with FASB Interpretation (“FIN”) No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method, due to the fact that it pertained to technology that was not currently technologically feasible, meaning it had not reached the working model stage, did not contain all of the major functions planned for the product, was not ready for initial customer testing and had no alternative future use. The fair value assigned to in-process research and development was determined using the income approach, which includes estimating the revenue and expenses associated with a project’s sales cycle and by estimating the amount of after-tax cash flows attributable to the projects. The future cash flows were discounted to present value utilizing an appropriate risk-adjusted rate of return, which was 22%. The rate of return included a factor that takes into account the uncertainty surrounding the successful development of the IPR&D.

5. LONG-TERM DEBT

Effective on August 9, 2005, the Company entered into a revolving credit facility (the “Credit Facility”) with a group of financial institutions (the “Lenders”). Effective September 27, 2006, the Company entered into an amendment and restatement of its Credit Facility (the “Amendment”). The Amendment decreased the overall range of interest rates the Company must pay on amounts outstanding on the Credit Facility and lowered the facility fee. In addition, the Amendment extended the term of the Credit Facility. The Credit Facility, as amended, allows the Company to increase the revolving credit commitment up to a maximum aggregate revolving credit commitment of $175.0 million. The Credit Facility, as amended, currently provides for a revolving line of credit that will expire on September 27, 2011 in the aggregate amount of $100.0 million, subject to continued covenant compliance. A portion of the revolving line of credit (i) in the aggregate amount of $25.0 million may be available for issuances of letters of credit and (ii) in the aggregate amount of $15.0 million may be available for swing line loans. The Credit Facility, as amended, currently bears interest at LIBOR plus 0.32% and adjusts in the range of 0.32% to 0.80% above LIBOR based on the level of the Company’s total debt and its adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) as defined in the agreement. In addition, the Company is required to pay a quarterly facility fee ranging from 0.08% to 0.20% based on the aggregate amount available under the Credit Facility, as amended, and the level of the Company’s total debt and its adjusted EBITDA. Borrowings under the Credit Facility, as amended, are guaranteed by the Company and certain of the Company’s United States and foreign subsidiaries, which guarantees are secured by a pledge of shares of certain foreign subsidiaries. As of June 30, 2008, there were no amounts outstanding under the Credit Facility, as amended.

The Credit Facility, as amended, contains customary default provisions, and the Company must comply with various financial and non-financial covenants. The financial covenants consist of a minimum interest coverage ratio and a maximum consolidated leverage ratio. The primary non-financial covenants contain certain limits on the Company’s ability to pay dividends, conduct certain mergers or acquisitions, make certain investments and loans, incur future indebtedness or liens, alter the Company’s capital structure or sell stock or assets. As of June 30, 2008, the Company was in compliance with all covenants of the Credit Facility.

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

The Company does not engage in intercompany revenue transfers between segments. The Company’s chief operating decision maker (“CODM”) evaluates the Company’s performance based primarily on profitability in the geographic locations in which the Company operates and separately evaluates the performance of its Online Services division. Segment profit for each segment includes certain sales, marketing, general and administrative expenses directly attributable to the segment, including research and development costs in the Online Services division and excludes certain expenses that are managed outside the reportable segments. Costs excluded

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

from segment profit primarily consist of certain research and development costs associated with the Company’s application delivery infrastructure products, stock-based compensation costs, amortization of product related intangible assets, amortization of other intangible assets, interest, corporate expenses and income taxes, as well as charges for in-process research and development. Corporate expenses are comprised primarily of corporate marketing costs, stock-based compensation costs, operations and certain general and administrative expenses, which are separately managed. Accounting policies of the Company’s segments are the same as its consolidated accounting policies.

Net revenues and segment profit, classified by the Company’s four reportable segments are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net revenues:
Americas (1)	$168,015	$148,321	$324,838	$287,651
EMEA (2)	127,493	104,919	254,415	202,092
Asia-Pacific	32,535	29,314	63,839	53,688
Citrix Online Division	63,687	51,810	125,672	99,021

Consolidated	$391,730	$334,364	$768,764	$642,452

Segment profit:
Americas (1)	$84,168	$69,913	$157,456	$139,476
EMEA (2)	78,828	67,772	162,698	130,583
Asia-Pacific	5,817	9,284	11,692	15,648
Citrix Online Division	18,059	14,165	36,242	28,624
Unallocated expenses (3):
Amortization of intangible assets	(18,683)	(10,307)	(34,976)	(20,682)
Research and development	(67,650)	(42,274)	(132,652)	(83,856)
In-process research and development	—	—	—	(1,200)
Net interest and other income	6,322	12,508	14,793	23,846
Other corporate expenses	(71,649)	(53,819)	(141,279)	(115,628)

Consolidated income before income taxes	$35,212	$67,242	$73,974	$116,811

(1)	The Americas segment is comprised of the United States, Canada and Latin America.
(2)	Defined as Europe, the Middle East and Africa.
(3)	Represents expenses presented to management on a consolidated basis only and not allocated to the operating segments.

In addition to evaluating the Company’s profitability by geography, including the Company’s Online Services division, its CODM also evaluates revenues by product groupings. Accordingly, the following table presents revenues for Product Licenses, License Updates and product related Technical Services by product grouping for the Company’s Application Virtualization products, Application Networking products and other products and for the Online Services division’s products, for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net revenues:
Application Virtualization revenues	$264,924	$246,541	$532,575	$470,671
Citrix Online Division revenues	63,687	51,810	125,672	99,021
Application Networking revenues	54,357	29,750	91,948	61,847
Other	8,762	6,263	18,569	10,913

Total net revenue	$391,730	$334,364	$768,764	$642,452

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. DERIVATIVE FINANCIAL INSTRUMENTS

As of June 30, 2008 and December 31, 2007, the Company had $13.5 million and $11.7 million of derivative assets, respectively, and $6.4 million and $5.9 million of derivative liabilities, respectively, representing the fair values of the Company’s outstanding derivative instruments, which are recorded in prepaid expenses and other current assets, other assets, accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets. As of June 30, 2008, the Company’s derivative assets and liabilities resulted from cash flow hedges related to its forecasted operating expenses transacted in local currencies. The change in the derivative component in accumulated other comprehensive income includes unrealized gains or losses that arose from changes in market value of derivatives that were held during the period, and gains or losses that were previously unrealized, but have been recognized in current period net income due to termination or maturities of derivative contracts. This reclassification has no effect on total comprehensive income or stockholders’ equity. The following table presents these components of accumulated other comprehensive income, net of tax for the Company’s derivative instruments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Unrealized gains on derivative instruments	$522	$1,885	$8,742	$2,929
Reclassification of realized gains	4,823	1,682	7,433	3,565

Net change in accumulated other comprehensive income due to derivative instruments	$5,345	$3,567	$16,175	$6,494

Cash Flow Hedges. At June 30, 2008 and December 31, 2007, the Company had in place foreign currency forward sale contracts with a notional amount of $93.2 million and $104.3 million, respectively, and foreign currency forward purchase contracts with a notional amount of $280.7 million and $311.1 million, respectively. The fair value of these contracts at June 30, 2008 and December 31, 2007 were assets of $13.5 million and $11.7 million, respectively and liabilities of $6.4 million and $5.9 million, respectively. A substantial portion of the Company’s overseas expenses are and will continue to be transacted in local currencies. To protect against fluctuations in operating expenses and the volatility of future cash flows caused by changes in currency exchange rates, the Company has established a program that uses foreign exchange forward contracts to hedge its exposure to these potential changes. The terms of these instruments, and the hedged transactions to which they relate, generally do not exceed 12 months. Currencies hedged are Euros, British pounds sterling, Australian dollars, Japanese yen, Indian rupees, Swiss francs, Singapore dollars, Hong Kong dollars, Canadian dollars and Danish krone. There was no material ineffectiveness of the Company’s foreign currency forward contracts for the three and six months ended June 30, 2008 or 2007.

Fair Value Hedges. From time to time, the Company uses interest rate swap instruments to hedge against the changes in fair value of certain of its available-for-sale securities due to changes in interest rates. Changes in the fair value of the swap instruments are recorded in earnings along with related designated changes in the value of the underlying investments. There were no fair value hedges outstanding as of June 30, 2008 or December 31, 2007.

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

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8. COMPREHENSIVE INCOME

The components of comprehensive income, net of tax, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$34,649	$53,390	$69,027	$91,023
Other comprehensive income:
Change in unrealized (loss) gain on available-for-sale securities	(1,020)	(357)	(215)	(288)
Net change due to derivative instruments	5,345	3,567	16,175	6,494

Comprehensive income	$38,974	$56,600	$84,987	$97,229

The components of accumulated other comprehensive income, net of tax, are as follows (in thousands):

	June 30, 2008	December 31, 2007
Unrealized gain on available-for-sale securities	$75	$290
Unrealized gain on derivative instruments	6,770	5,461

Accumulated other comprehensive income	$6,845	$5,751

9. INCOME TAXES

On January 1, 2007, the Company adopted the provisions of FIN No. 48, Accounting for Uncertainty in Income Taxes. The Company’s net unrecognized tax benefits totaled approximately $27.3 million as of June 30, 2008 and December 31, 2007. Included in the balance at June 30, 2008 are approximately $0.2 million of tax positions which would not affect the annual effective tax rate and approximately $0.1 million of accrued interest on tax positions, which is included in income tax expense.

The Company is subject to federal income taxes in the United States (“U.S.”), as well as income taxes of multiple state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2004. The Internal Revenue Service commenced an examination of the Company’s U.S. federal income tax returns for 2004 and 2005 in the third quarter of 2006.

The Company is required to estimate its income taxes in each of the jurisdictions in which it operates as part of the process of preparing its consolidated financial statements. At June 30, 2008, the Company has approximately $50.3 million in deferred tax assets. SFAS No. 109, Accounting for Income Taxes, requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company reviews deferred tax assets periodically for recoverability and makes estimates and judgments regarding the expected geographic sources of taxable income and gains from investments, as well as tax planning strategies in assessing the need for a valuation allowance.

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

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company maintains certain operational and administrative processes in overseas subsidiaries and its foreign earnings are taxed at lower foreign tax rates. The Company does not expect to remit earnings from its foreign subsidiaries. The Company’s effective tax rate was approximately 1.6% and 20.6% for the three months ended June 30, 2008 and 2007, respectively, and 6.7% and 22.1% for the six months ended June 30, 2008 and 2007, respectively. The decrease in the effective tax rate when comparing the three months ended June 30, 2008 to the three months ended June 30, 2007 and when comparing the six months ended June 30, 2008 to the six months ended June 30, 2007 is due primarily to an increase in income in geographic locations that are taxed at lower rates and a corresponding decrease in income in geographic locations taxed at higher rates.

10. STOCK REPURCHASE PROGRAMS

The Company’s Board of Directors authorized an ongoing stock repurchase program with a total repurchase authority granted to the Company of $1.8 billion. The Company may use the approved dollar authority to repurchase stock at any time until the approved amounts are exhausted. The objective of the Company’s stock repurchase program is to improve stockholders’ returns. At June 30, 2008, approximately $183.3 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. A significant portion of the funds used to repurchase stock over the course of the program was provided by proceeds from employee stock option exercises and the related tax benefit.

The Company is authorized to make open market purchases of its common stock and enter into structured stock repurchase programs using general corporate funds. These programs include terms that require the Company to make a up-front payments to the counterparty financial institution and result in the receipt of stock during or at the end of the term of the agreements or the receipt of either stock or cash at the maturity of the agreements, depending on market conditions. During the quarter, the Company entered into a structured stock repurchase program with a large financial institution using general corporate funds in order to lower the average cost to acquire shares.

The Company made an up-front payment of $20.0 million to a certain financial institution related to its structured stock repurchase agreement during the three months ended June 30, 2008 and $33.9 million during the six months ended June 30, 2008. The Company took delivery of 478,145 shares at an average price of $31.85 per share from its structured repurchase agreements during the three months ended June 30, 2008. During the six months ended June 30, 2008, the Company took delivery of 2,908,645 shares at an average price of $35.44 per share from its structured stock repurchase agreements. During the six months ended June 30, 2007, the Company received approximately $40.0 million, including a $3.7 million premium related to the maturity of certain of the Company’s structured stock repurchase agreements. The Company did not receive any shares from its structured stock repurchase agreements during the three and six months ended June 30, 2007. As of June 30, 2008, the Company had prepaid notional amounts of approximately $18.6 million remaining under its structured stock repurchase program, which expired in July 2008. Upon expiration of the program, the Company received 639,899 shares at an average price of $29.13 per share.

During the three months ended June 30, 2008, the Company expended approximately $55.0 million on open market purchases and repurchased 1,616,933 shares of outstanding common stock at an average price of $33.99. During the six months ended June 30, 2008, the Company expended approximately $116.3 million on open market purchases and repurchased 3,421,333 shares of outstanding common stock at an average price of $33.98. During the three and six months ended June 30, 2007, the Company did not make any open market purchases.

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

During 2002 and 2001, the Company took actions to consolidate certain of its offices, including the exit of certain leased office space and the abandonment of certain leasehold improvements. Lease obligations related to the remaining existing operating lease continue to 2018 with a total remaining obligation at June 30, 2008 of approximately $7.2 million, of which $1.2 million was accrued as of June 30, 2008, and is reflected in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets. In calculating this accrual, the Company made estimates, based on market information, including the estimated vacancy periods and sublease rates and opportunities. The Company periodically re-evaluates its estimates and if actual circumstances prove to be materially worse than management has estimated, the total charges for these vacant facilities could be significantly higher.

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

The initial term of the synthetic lease is seven years, expiring in April 2009. Upon approval by the lessor, the Company can renew the lease twice for additional two-year periods. The lease payments vary based on LIBOR plus a margin. At any time during the lease term, the Company has the option to sublease the property and upon a thirty-day written notice, the Company has the option to purchase the property for an amount representing the original property cost and transaction fees of approximately $61.0 million plus any lease breakage costs and outstanding amounts owed. Upon at least 180 days notice prior to the termination of the initial lease term, the Company has the option to remarket the property for sale to a third party. If the Company chooses not to purchase the property at the end of the lease term, it has guaranteed a residual value to the lessor of approximately $51.9 million and possession of the buildings will be returned to the lessor. On a periodic basis, the Company evaluates the property for indicators of impairment. If an evaluation were to indicate that fair value of the property had declined below $51.9 million, the Company would be responsible for the difference under its residual value guarantee, which could have a material adverse effect on the Company’s results of operations and financial condition.

The synthetic lease includes certain financial covenants including a requirement for the Company to maintain a pledged balance of approximately $62.8 million in cash and/or investment securities as collateral. This amount is included in short-term restricted cash equivalents and investments in the accompanying consolidated balance sheets. The Company maintains the ability to manage the composition of the restricted investments within certain limits and to withdraw and use excess investment earnings from the restricted collateral for operating purposes. Additionally, the Company must maintain a minimum cash and investment balance of $100.0 million, excluding the Company’s collateralized investments, equity investments and outstanding debt as of the end of each fiscal quarter. As of June 30, 2008, the Company had approximately $667.3 million in cash and investments in excess of this required level. The synthetic lease includes non-financial covenants, including the maintenance of the property and adequate insurance, prompt delivery of financial statements to the administrative agent of the lessor and prompt payment of taxes associated with the property. As of June 30, 2008, the Company was in compliance with all covenants of the arrangement.

Legal Matters

Due to the nature of its business, the Company is subject to patent infringement claims. In 2006, the Company was sued in the United States District Court for the Northern District of Ohio for alleged patent infringement by its Online Services division’s GoToMyPC service. The complaint names Citrix Systems, Inc. and Citrix Online LLC, a wholly-owned subsidiary of Citrix Systems, Inc., as defendants and seeks unspecified damages and other relief. In response, the Company filed an answer denying that GoToMyPC infringes these patents and alleging, among other things, that the asserted claims of these patents are invalid. On November 2, 2006, the court in the Northern District of Ohio held a hearing for the purpose of construing disputed terms of the claims of the patent-in-suit, and on March 13, 2007, such court issued a claim construction ruling. On March 21, 2007, the Company moved for leave to amend its answer to assert an affirmative defense and counterclaim of inequitable conduct, which is a complete defense. On August 28, 2007, the court granted the Company’s motion. On December 7, 2007, the Company filed motions for summary judgment seeking judgment that the asserted patent is invalid and that the Company has not infringed the patent, as well as judgments on other, non-dispositive issues. On the same day, the Company filed a request with the United States Patent and Trademark Office seeking inter partes reexamination of the patent in suit, and the Company subsequently filed a request with the court in the Northern District of Ohio seeking a stay of the litigation pending the Patent Office’s determination of its reexamination request. The Patent

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Office has granted the Company’s reexamination request and the court in the Northern District of Ohio case has stayed the litigation pending the outcome of the reexamination. The Company believes that it has meritorious defenses to the allegations made in the complaint and intends to vigorously defend the lawsuit; however, the Company is unable to currently determine the ultimate outcome of this matter or the potential exposure to loss, if any.

On March 6, 2007, a purported stockholder derivative action entitled Sheet Metal Workers Local 28 Pension Fund v. Roger W. Roberts et al. (C.A. No. 07-60316), was filed in the United States District Court for the Southern District of Florida against certain of the Company’s current and former directors and officers, and against the Company as a nominal defendant. Two other purported stockholder derivative actions entitled Thomas C. Ekas v. John C. Burris, et al., Case No. 07-cv-61156-KAM, and Steven Crouse v. John C. Burris, et al., Case No. 07-cv-61157-KAM, were filed in Florida Circuit Court for Broward County on July 9, 2007 and July 10, 2007, respectively, against certain of the Company’s current and former directors and officers, and against Citrix Systems, Inc. as a nominal defendant. The complaints in these cases assert, among other things, that certain stock option grants made by the Company were dated and accounted for inappropriately. The complaints seek the recovery of monetary damages and other relief for damage allegedly caused to the Company.

The Company also received a demand letter dated March 15, 2007 from a purported stockholder with respect to certain stock option grants made to its current and former directors and officers during the years 1996 through 2003. That demand letter asserted, among other things, that certain stock option grants made by the Company were dated and accounted for inappropriately. The demand letter seeks, among other things, the commencement by the Company’s Board of Directors of an action against its directors and officers from 1996 forward for alleged breaches of fiduciary duties in connection with the granting of the options. A special committee of independent directors was appointed to review and consider the assertions and demands contained in the demand letter. The special committee has completed its work and has determined that it would not be in the best interests of the Company to pursue the claims referred to in the demand letter.

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

12. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, SFAS No. 141R will require, among other things, the expensing of direct transaction costs, including deal costs and restructuring costs as incurred, acquired IPR&D assets to be capitalized, certain contingent assets and liabilities to be recognized at fair value and earn-out arrangements, including contingent consideration, may be required to be measured at fair value until settled, with changes in fair value recognized each period into earnings. In addition, material adjustments made to the initial acquisition purchase accounting will be required to be recorded back to the acquisition date. This will cause companies to revise previously reported results when reporting comparative financial information in subsequent filings. The adoption of SFAS No. 141R is effective for the Company on a prospective basis for transactions occurring in 2009 and earlier adoption is not permitted. Historically, the Company has been acquisitive and if it continues to be so, SFAS No 141R will have a material impact on the Company’s consolidated financial position, results of operations and cash flows if it enters into material business combinations after the standard’s effective date.

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Our operating results and financial condition have varied in the past and could in the future vary significantly depending on a number of factors. From time to time, information provided by us or statements made by our employees contain “forward-looking” information that involves risks and uncertainties. In particular, statements contained in this Quarterly Report on Form 10-Q, and in the documents incorporated by reference into this Quarterly Report on Form 10-Q, that are not historical facts, including, but not limited to statements concerning new products, product development and offerings, Application Networking, Application Virtualization, Subscription Advantage, XenApp, NetScaler, XenServer and XenDesktop, WANscaler and Access Gateway, stockholder derivative actions and other litigation matters, auction rate securities, our Online Services division, competition and strategy, customer diversification, deferred revenues, stock-based compensation, licensing and subscription renewal programs, product licenses and license updates, international operations, revenue recognition, profitability, growth of revenues, composition of revenues, cost of revenues, operating expenses, sales, marketing and services expenses, research and development, valuations of investments and derivative instruments, reinvestment or repatriation of foreign earnings, gross margins, amortization expense, interest income, impairment charges, anticipated operating and capital expenditure requirements, cash inflows, contractual obligations, our Credit Facility, in-process research and development, tax rates and deductions, SFAS No. 141R, SFAS No. 157, SFAS No. 160, SFAS No. 161, leasing and subleasing activities, acquisitions, stock repurchases, investment transactions, liquidity, payment of dividends and, third party licenses, constitute forward-looking statements and are made under the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are neither promises nor guarantees. Our actual results of operations and financial condition have varied and could in the future vary significantly from those stated in any forward-looking statements. The factors described in Part I, Item 1A, “Risk Factors,” in our Annual Report on form 10-K for the year ended December 31, 2007, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q, in the documents incorporated by reference into this Quarterly Report on Form 10-Q or presented elsewhere by our management from time to time. Such factors, among others, could have a material adverse effect upon our business, results of operations and financial condition.

Executive Summary

Overview

Management’s discussion and analysis of financial condition and results of operations is intended to help the reader understand our financial condition and results of operations. This section is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2008. The results of operations for the periods presented in this report are not necessarily indicative of the results expected for the full year or for any future period, due in part to the seasonality of our business. Historically, our revenue for the fourth quarter of any year is typically higher than our revenue for the first quarter of the subsequent year.

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

We intend to sustain the long-term growth of our businesses through technological innovation, engineering excellence, selective and strategic acquisition of technology, talent and/or companies, and a commitment to delivering high-quality products and services to customers and partners. We continue to invest in research and development of existing and new products, and we also invest in research and development of advanced technologies for future application, including server and desktop delivery infrastructure products. We believe that delivering innovative and high-value solutions through our end-to-end application delivery infrastructure, or the Citrix Delivery Center, is the key to meeting customer and partner needs and ensuring our future growth.

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

In October 2007, we acquired XenSource, Inc., or XenSource or the XenSource Acquisition, a provider of virtualization infrastructure based on the open source Xen hypervisor. This acquisition provided us with important product related technology in server virtualization. Further, the acquisition is enhancing our desktop virtualization product – XenDesktop – and we expect it to be a valuable asset across our other product groupings as an underlying technology.

We continue to search for suitable acquisition candidates to further enhance our application, server and desktop delivery products, as well as, technology and products that can expand our leadership in application delivery. We could acquire or make investments in companies that we believe will enable us to achieve our strategic objectives. We could from time to time seek to raise additional funds through the issuance of debt or equity securities for larger acquisitions.

We believe that over the last few years we have laid a foundation for long-term growth by creating a comprehensive set of innovative products that allow applications to be delivered, supported and shared securely and on-demand. Our focus in 2008 is to build on this foundation and execute well in key areas of opportunity, including the following high growth and highly competitive technology markets:

•

The desktop, application and server virtualization markets. We believe we are positioned to succeed in these markets with our flagship XenApp product as well as our new XenServer and XenDesktop products;

•

The application networking market, for optimizing the delivery of web applications and enhancing application delivery to the branch office. We believe we are well-positioned in this market with our NetScaler, WanScaler and Access Gateway products; and

•	The real-time collaboration market for sharing applications and desktops over the Web. This market presents an ongoing opportunity for our Online Services division’s family of products.

Summary of Results

For the three months ended June 30, 2008 compared to the three months ended June 30, 2007, we delivered the following financial performance:

•	Product License revenue increased 12.4% to $153.5 million;

•	License Updates revenue increased 16.2% to $137.3 million;

•	Online Services revenue increased 22.9% to $63.7 million;

•	Technical Services revenue increased 34.2% to $37.3 million;

•	Operating income decreased 47.2% to $28.9 million; and

•	Diluted earnings per share decreased 37.9% to $0.18.

The increase in our Product License revenue was primarily driven by increased sales of our Application Networking products partially offset by a slight decrease in sales of our Application Virtualization products primarily in our Americas (includes the United States, Latin America and Canada) and our Asia Pacific segments. We currently expect sales of our Application Virtualization products to increase moderately for the remainder of 2008. However, despite a strong long-term strategy for the product, it continues to be susceptible to the adverse changes in the IT spending environment in all geographic segments. The increase in License Updates revenue was driven by increased renewals of our Subscription Advantage product over a larger subscriber base and to a lesser extent an increase in Subscription Advantage associated with product upgrades. Our Online Services revenue increased due to continued sales strength of our real-time collaboration services. We currently expect our Online Services revenues to continue to grow throughout the remainder of 2008, but at a slower rate than experienced in 2007. The decrease in operating income is primarily due to increases in stock-based compensation expense primarily related to stock-based awards assumed in conjunction with our acquisition of XenSource, and an increase in amortization of finite lived intangible assets acquired in our XenSource Acquisition. In addition, the decrease in operating income is also due to an increase in compensation and other employee related expenses in research and development and sales, marketing and support attributable to our XenSource Acquisition and the selling of our newly acquired products. In addition, we anticipate that interest income will decrease for the remainder of 2008 due to the effect of lower market interest rates.

Also impacting the second quarter of 2008 was an additional impairment charge of approximately $0.7 million related to our investment in auction rate securities. Although there were no credit downgrades for the securities in our portfolio and the issuers continue to pay interest at failure rates on their regular auction dates, based on valuation models and an analysis of other-than-temporary impairment factors, we have concluded that our investments in auction rate securities have experienced an other-than- temporary decline in fair value. If the issuers are unable to successfully close future auctions or refinance their obligations or their credit ratings deteriorate, we may be required to further adjust the carrying value of these securities and recognize an additional impairment charge for an other-than-temporary decline in the fair values.

2007 Acquisitions

During 2007, we acquired all of the issued and outstanding capital stock of two privately held companies, Ardence, a leading provider of solutions that allow information technology administrators to set up and configure PCs, servers, and Web servers in real time from a centrally managed source, and XenSource, a privately held leader in enterprise-grade virtual infrastructure solutions (the “2007 Acquisitions”). The 2007 Acquisitions position us in adjacent server and desktop virtualization markets that will allow us to extend our leadership in the broader Application Delivery Infrastructure market by adding key enabling technologies that make the end-to-end computing environment more flexible, dynamic and responsive to business change. The total consideration for the 2007 Acquisitions was approximately $379.4 million, comprised of approximately 7.1 million shares of our common stock valued at $232.3 million, $142.8 million in cash and approximately $4.3 million in direct transaction costs. In addition, in connection with the 2007 Acquisitions, we issued approximately 1.3 million unvested shares of our common stock, 0.1 million non-vested stock units and assumed approximately 3.4 million stock options each of which will be exercisable for the right to receive one share of our common stock upon vesting. Revenues from the acquired products acquired in the 2007 Acquisitions are primarily included in our Product License revenue. The source of funds for consideration paid in these transactions consisted of available cash and investments. In connection with the 2007 Acquisitions, we allocated $256.7 million to goodwill, $112.3 million to product related intangible assets and $56.3 million to other intangible assets. Approximately $183.7 million of goodwill was assigned to our Americas segment, $62.0 million of goodwill was assigned to our EMEA segment and $11.0 million of goodwill was assigned to our Asia-Pacific segment.

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

Critical Accounting Policies and Estimates

The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. We base these estimates on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances, and these estimates form the basis for our judgments concerning the carrying values of assets and liabilities that are not readily apparent from other sources. We periodically evaluate these estimates and judgments based on available information and experience. Actual results could differ from our estimates under different assumptions and conditions. If actual results significantly differ from our estimates, our financial condition and results of operations could be materially impacted. For more information regarding our critical accounting policies and estimates please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” contained in our Annual Report on Form 10-K for the year ended December 31, 2007. There have been no material changes to the critical accounting policies previously disclosed in that report.

Results of Operations

A substantial majority of our overseas operating expenses and capital purchasing activities are transacted in local currencies and are subject to fluctuations in foreign currency exchange rates. In order to minimize the impact on our operating results, we generally initiate our hedging of currency exchange risks up to one year in advance of anticipated foreign currency expenses. When the dollar is weak, foreign currency denominated expenses will be higher. These higher expenses will be partially offset by the gain in our hedging contracts. If the dollar is strong, foreign currency denominated expenses will be lower, and our hedging practices will cause these lower expenses to be partially offset by the aggregate loss in our hedging contracts. There is a risk that there will be fluctuations in foreign currency exchange rates beyond the one year timeframe for which we hedge our risk. Due to the generally weaker dollar during the three and six months ended June 30, 2008, our operating expenses benefited from gains in our hedging programs as compared to the three and six months ended June 30, 2007.

The following table sets forth our condensed consolidated statements of income data and presentation of that data as a percentage of change from period-to-period (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30, 2008 vs. June 30, 2007	Six Months Ended June 30, 2008 vs. June 30, 2007
	2008	2007	2008	2007
Revenues:
Product licenses	$153,458	$136,587	$300,418	$258,654	12.4%	16.1%
License updates	137,279	118,163	271,213	230,971	16.2	17.4
Online services	63,687	51,810	125,672	99,021	22.9	26.9
Technical services	37,306	27,804	71,461	53,806	34.2	32.8

Total net revenues	391,730	334,364	768,764	642,452	17.2	19.7

Cost of revenues:
Cost of license revenues	12,781	9,846	23,922	18,141	29.8	31.9
Cost of services revenues	20,100	15,362	38,797	30,253	30.8	28.2
Amortization of product related intangible assets	12,976	6,656	23,569	12,884	95.0	82.9

Total cost of revenues	45,857	31,864	86,288	61,278	43.9	40.8

Gross margin	345,873	302,500	682,476	581,174	14.3	17.4

Operating expenses:
Research and development	73,965	47,767	145,495	94,311	54.8	54.3
Sales, marketing and services	169,244	140,376	335,689	271,025	20.6	23.9
General and administrative	68,067	55,972	130,704	113,875	21.6	14.8
Amortization of other intangible assets	5,707	3,651	11,407	7,798	56.3	46.3
In-process research and development	—	—	—	1,200	N/A	(100.0)

Total operating expenses	316,983	247,766	623,295	488,209	27.9	27.7

	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30, 2008 vs. June 30, 2007	Six Months Ended June 30, 2008 vs. June 30, 2007
	2008	2007	2008	2007
Income from operations	28,890	54,734	59,181	92,965	(47.2)	(36.3)
Interest income	7,599	12,501	17,916	23,876	(39.2)	(25.0)
Interest expense	(55)	(98)	(110)	(322)	(43.9)	(65.8)
Other (expense) income, net	(1,222)	105	(3,013)	292	*	*

Income before income taxes	35,212	67,242	73,974	116,811	(47.6)	(36.7)
Income taxes	563	13,852	4,947	25,788	(95.9)	(80.8)

Net income	$34,649	$53,390	$69,027	$91,023	(35.1)%	(24.2)%

*	not meaningful

Revenues

Net revenues include the following categories: Product Licenses, License Updates, Online Services and Technical Services. Product Licenses primarily represent fees related to the licensing of the following products:

•	Our Application Virtualization products, including XenApp and Access Essentials;

•	Our Application Networking products, including our NetScaler, Access Gateway and WANScaler products;

•	Our Desktop Virtualization products, including our XenDesktop;

•	Our Application Performance Monitoring products, including EdgeSight; and

•	Our Server Virtualization products, including Provisioning Server and XenServer.

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

	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30, 2008 vs. June 30, 2007	Six Months Ended June 30, 2008 vs. June 30, 2007
	2008	2007	2008	2007
	(In thousands)
Product licenses	$153,458	$136,587	$300,418	$258,654	$16,871	$41,764
License updates	137,279	118,163	271,213	230,971	19,116	40,242
Online Services	63,687	51,810	125,672	99,021	11,877	26,651
Technical Services	37,306	27,804	71,461	53,806	9,502	17,655

Total net revenues	$391,730	$334,364	$768,764	$642,452	$57,366	$126,312

Product Licenses

Product License revenue increased for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 primarily due to increased sales of our Application Networking products, partially offset by decreases in sales of our Application Virtualization products. Product License revenue increased for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 primarily due to increased sales of our Application Networking products and our Application Virtualization products. We currently anticipate that for the remainder of fiscal year 2008, Product License revenue will increase primarily due to growth from our Application Virtualization products and to a lesser extent our Application Networking products.

License Updates

License Updates revenue increased for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 and for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 primarily due to increasing renewals related to our Subscription Advantage program over a larger base of subscribers and to a lesser extent an increase in new Subscription Advantage licenses. We also currently anticipate that License Updates revenue will continue to increase in 2008 due primarily to increased renewals from our installed customer base.

Online Services

Online Services revenue increased for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 and for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 primarily due to increased sales of our real time application collaboration products and to a lesser extent our Web-based access products. We currently expect Online Services revenues to continue to increase for the remainder of 2008 but at a slower rate than experienced in 2007.

Technical Services

Technical Services revenue increased for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 and for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 primarily due to increased sales of support services related to our Application Networking products and an increase in sales of consulting and support services related to the implementation of our Application Virtualization products.

Deferred Revenue

Deferred revenues are primarily comprised of License Updates revenue from our Subscription Advantage product, Online Services revenues from annual service agreements for our online services products and Technical Services revenues related to our support services and consulting contracts. Deferred revenues increased approximately $32.9 million as of June 30, 2008 compared to December 31, 2007 primarily due to increased renewals of our Subscription Advantage product, increased sales of our support agreements for our Application Networking products and increased sales of our online service agreements. We currently expect deferred revenue to continue to increase for the remainder of 2008.

International Revenues

International revenues (sales outside the United States) accounted for approximately 44.4% of our net revenues for the three months ended June 30, 2008 and 44.1% of our net revenues for the three months ended June 30, 2007 and 45.4% for the six months ended June 30, 2008 and 43.9% for the six months ended June 30, 2007. See Note 6 to our condensed consolidated financial statements for detailed information on segment revenues.

Segment Revenues

An analysis of our reportable segment net revenue is presented below (in thousands):

					Increase for the
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30, 2008 vs. June 30, 2007	Six Months Ended June 30, 2008 vs. June 30, 2007
	2008	2007	2008	2007
Americas (1)	$168,015	$148,321	$324,838	$287,651	13.3%	12.9%
EMEA (2)	127,493	104,919	254,415	202,092	21.5	25.9
Asia-Pacific	32,535	29,314	63,839	53,688	11.0	18.9
Citrix Online Division	63,687	51,810	125,672	99,021	22.9	26.9

Net revenues	$391,730	$334,364	$768,764	$642,452	17.2%	19.7%

(1)	Our Americas segment is comprised of the United States, Canada and Latin America.
(2)	Defined as Europe, Middle East and Africa.

With respect to our segment revenues, the increase in net revenues for the comparative periods presented was due primarily to the factors previously discussed across the Americas, EMEA and Asia-Pacific segments and our Citrix Online Division. For additional information on our segment revenues, please refer to Note 6 of our condensed consolidated financial statements.

Cost of Revenues

	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30, 2008 vs. June 30, 2007	Six Months Ended June 30, 2008 vs. June 30, 2007
	2008	2007	2008	2007
	(In thousands)
Cost of license revenues	$12,781	$9,846	$23,922	$18,141	$2,935	$5,781
Cost of services revenues	20,100	15,362	38,797	30,253	4,738	8,544
Amortization of product related intangible assets	12,976	6,656	23,569	12,884	6,320	10,685

Total cost of revenues	$45,857	$31,864	$86,288	$61,278	$13,993	$25,010

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

Cost of product license revenues increased for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 and for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 primarily due to increased sales of our Application Networking products which contain hardware components that have a higher cost than our other software products. Cost of services revenues increased for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 and for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 primarily due to an increase in support related to our Application Networking and an increase in consulting costs due to increased sales of consulting services related to our Application Virtualization products. Amortization of product-related intangible assets increased for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 and for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 primarily due to amortization of product-related intangible assets acquired in our XenSource acquisition. For more information regarding our acquisitions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” and Note 4 to our condensed consolidated financial statements. For the remainder of 2008, we currently expect our cost of services revenues to increase due to technical support costs and increased sales of services and consulting as we grow our customer base, have more frequent product releases and more complex products and due to increased sales of our Online Services products.

Gross Margin

Gross margin as a percent of revenue was 88.3% for the three months ended June 30, 2008 and 90.5% for the three months ended June 30, 2007 and 88.8% for the six months ended June 30, 2008 and 90.5% for the six months ended June 30, 2007. The decrease in gross margin as a percentage of net revenue for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 and for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 was primarily due to the increases in cost of revenues as discussed above. We currently expect that our gross margin will continue to trend slightly downwards for the remainder of 2008 due to the factors discussed above under “—Cost of Revenues.”

Research and Development Expenses

	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30, 2008 vs. June 30, 2007	Six Months Ended June 30, 2008 vs. June 30, 2007
	2008	2007	2008	2007
	(In thousands)
Research and development	$73,965	$47,767	$145,495	$94,311	$26,198	$51,184

Research and development expenses consisted primarily of personnel-related costs. We expensed substantially all development costs included in the research and development of our products and new functionality added to our existing products as incurred. Research and development expenses increased for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 and for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 primarily due to stock-based compensation costs related to awards assumed in our XenSource Acquisition and increased staffing and personnel related costs due to our continuing investment in our business and our acquisitions. We expect research and development expenses to increase for the remainder of 2008 when compared to 2007 levels due to the full period impact of our XenSource Acquisition, including increases in stock-based compensation costs. For more information regarding our acquisitions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Acquisitions” and Note 4 to our condensed consolidated financial statements.

Sales, Marketing and Services Expenses

	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30, 2008 vs. June 30, 2007	Six Months Ended June 30, 2008 vs. June 30, 2007
	2008	2007	2008	2007
	(In thousands)
Sales, marketing and services	$169,244	$140,376	$335,689	$271,025	$28,868	$64,664

Sales, marketing and services expenses consisted primarily of personnel-related costs, including sales commissions, and the costs of marketing programs aimed at increasing revenue, such as advertising, trade shows, public relations and other market development programs. Sales, marketing and services expenses increased for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 and for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 primarily due to an increase in headcount, including additions focused on our new XenServer product, and the associated increase in salaries and other employee related expenses. Also contributing to the increase in sales, marketing and services expenses were additional marketing program costs related to our worldwide advertising campaigns, an increase in commissions paid to our resellers and an increase in stock-based compensation, primarily related to awards assumed in our XenSource Acquisition. We expect sales, marketing and services expenses to increase for the remainder of 2008 when compared to 2007 levels due to the full period impact of our XenSource acquisition and costs related to selling our newly acquired products. For more information regarding our acquisitions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Acquisitions” and Note 4 to our condensed consolidated financial statements.

General and Administrative Expenses

	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30, 2008 vs. June 30, 2007	Six Months Ended June 30, 2008 vs. June 30, 2007
	2008	2007	2008	2007
	(In thousands)
General and administrative	$68,067	$55,972	$130,704	$113,875	$12,095	$16,829

General and administrative expenses consisted primarily of personnel-related costs, costs related to outside consultants assisting with information systems, and legal fees. General and administrative expenses increased for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 and for the six months ended June 30, 2008 compared to the six months ended June 30, 2007, primarily due to increased staffing and personnel related costs due to our continuing investment in our business, an increase in stock-based compensation and an increase in depreciation costs primarily related to investments in our information systems and facilities partially offset by decreases in professional fees.

Amortization of Other Intangible Assets

	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30, 2008 vs. June 30, 2007	Six Months Ended June 30, 2008 vs. June 30, 2007
	2008	2007	2008	2007
	(In thousands)
Amortization of other intangible assets	$5,707	$3,651	$11,407	$7,798	$2,056	$3,609

The increase in amortization of other intangible assets when comparing the three months ended June 30, 2008 to the three months ended June 30, 2007 and the six months ended June 30, 2008 compared to the six months ended June 30, 2007 was primarily due to assets acquired in our XenSource Acquisition. As of June 30, 2008, we had unamortized other identified intangible assets with estimable useful lives in the net amount of $77.6 million. We expect amortization of other intangible assets to increase for the remainder of 2008 when compared to 2007 levels due to the full period impact of our XenSource Acquisition. For more information regarding our acquisitions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Acquisitions” and Note 4 to our condensed consolidated financial statements.

In-process Research and Development

	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30, 2008 vs. June 30, 2007	Six Months Ended June 30, 2008 vs. June 30, 2007
	2008	2007	2008	2007
	(In thousands)
In-process research and development	$—	$—	$—	$1,200	$—	$(1,200)

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

Interest Income

	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30, 2008 vs. June 30, 2007	Six Months Ended June 30, 2008 vs. June 30, 2007
	2008	2007	2008	2007
	(In thousands)
Interest income	$7,599	$12,501	$17,916	$23,876	$(4,902)	$(5,960)

Interest income decreased for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 and for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 due to decreased interest rates earned on overall average cash, cash equivalents and investment balances. We currently expect interest income to continue to decline for the remainder of 2008 due to the effect of lower market interest rates. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Other (Expense) Income, Net

	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30, 2008 vs. June 30, 2007	Six Months Ended June 30, 2008 vs. June 30, 2007
	2008	2007	2008	2007
	(In thousands)
Other (expense) income, net	$(1,222)	$105	$(3,013)	$292	$(1,327)	$(3,305)

Other (expense) income, net, is primarily comprised of realized gains (losses) related to changes in the fair value of our investments that have a decline in fair value that is considered other-than-temporary and on the sale of available-for-sale investments and remeasurement of foreign currency transaction gains (losses). The decrease in other (expense) income, net, during the three months ended June 30, 2008 compared to the three months ended June 30, 2007 was due primarily to the impairment of our investments in auction rate securities that we determined to have an other-than-temporary decline in value as well as an increase in losses related to our foreign currency transactions. The decrease in other (expense) income, net, during the six months ended June 30, 2008 compared to the six months ended June 30, 2007 was due primarily to the impairment of our investments in auction rate securities that we determined to have an other-than-temporary decline in value. For more information on our investments in auction rate securities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Income Taxes

On January 1, 2007, we adopted the provisions of FASB Interpretation, or FIN No. 48, Accounting for Uncertainty in Income Taxes. As of June 30, 2008, our net unrecognized tax benefits totaled approximately $27.3 million. Included in the balance at June 30, 2008, are approximately $0.2 million of tax positions which would not affect the annual effective tax rate and approximately $0.1 million of accrued interest on tax positions.

We are subject to federal income taxes in the United States or the U.S., as well as income taxes of multiple state and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2004. The Internal Revenue Service commenced an examination of our U.S. federal income tax returns for 2004 and 2005 in the third quarter of 2006.

We are required to estimate our income taxes in each of the jurisdictions in which we operate as part of the process of preparing our consolidated financial statements. At June 30, 2008, we have approximately $50.3 million in deferred tax assets. SFAS No. 109, Accounting for Income Taxes, requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We review deferred tax assets periodically for recoverability and make estimates and judgments regarding the expected geographic sources of taxable income and gains from investments, as well as tax planning strategies in assessing the need for a valuation allowance.

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

We maintain certain operational and administrative processes in overseas subsidiaries and its foreign earnings are taxed at lower foreign tax rates. We do not expect to remit earnings from our foreign subsidiaries. Our effective tax rate was approximately 1.6% for the three months ended June 30, 2008 and 20.6% for the three months ended June 30, 2007, and 6.7% for the six months ended June 30, 2008 and 22.1% for the six months ended June 30, 2007, respectively. The decrease in the effective tax rate when comparing the three months ended June 30, 2008 to the three months ended June 30, 2007 and when comparing the six months ended June 30, 2008 to the six months ended June 30, 2007 is due primarily to an increase in income in geographic locations that are taxed at lower rates and a corresponding decrease in income in geographic locations taxed at higher rates. The decrease in income in geographic locations taxed at higher rates is primarily due to an increase in stock-based compensation expense and amortization of intangible assets related to our acquisition of XenSource.

Liquidity and Capital Resources

During the six months ended June 30, 2008, we generated positive operating cash flows of $181.3 million. These cash flows related primarily to net income of $69.0 million, adjusted for, among other things, non-cash charges, including depreciation and amortization expenses of $59.3 million, stock-based compensation expense of $61.0 million, the tax effect of stock-based compensation of $4.0 million and a realized loss on our investments of $2.8 million. These cash inflows are partially offset by an aggregate decrease in operating assets and liabilities of $15.7 million, net of effects of our acquisitions and an operating cash outflow of $4.8 million related to the excess benefit from the exercise of stock options. Our investing activities used $146.3 million of cash consisting primarily of cash paid for the purchase of property and equipment of $62.3 million and the expenditure of $31.5 million for licensing agreements and the purchase of product related intangible assets. Also contributing to these cash outflows are net purchases of investments of $50.3 million. Our financing activities used cash of $113.7 million primarily related to our stock repurchase program of $150.1 million partially offset by proceeds received from the issuance of common stock under our employee stock-based compensation plans of $32.0 million.

During the six months ended June 30, 2007, we generated positive operating cash flows of $224.8 million. These cash flows related primarily to net income of $91.0 million, adjusted for, among other things, non-cash charges, including depreciation and amortization expenses of $38.7 million, stock-based compensation expense of $25.7 million and the tax effect of stock-based compensation of $2.4 million. Also attributed to these cash inflows is an aggregate increase in cash flow from our operating assets and liabilities of $61.2 million, net of the effects from our acquisitions. These cash inflows are partially offset by an operating cash outflow of $2.4 million related to the excess tax benefit from the exercise of stock options. Our investing activities used $134.0 million of cash consisting primarily of $60.0 million used in our acquisitions, the expenditure of $33.0 million for the purchase of property and equipment and $2.8 million used for licensing agreements, and by purchases net of proceeds from maturities of investments of $38.3 million. Our financing activities provided cash of $54.5 million primarily related to net proceeds from the expiration of our structured stock repurchase programs of $40.0 million and proceeds received from the issuance of common stock under our employee stock-based compensation plans of $20.1 million, partially offset by payments on debt of $8.0 million assumed in the Ardence Acquisition.

Historically, significant portions of our cash inflows were generated by our operations. We currently expect this trend to continue throughout 2008. We believe that our existing cash and investments together with cash flows expected from operations will be sufficient to meet expected operating and capital expenditure requirements for the next 12 months.

Cash, Cash Equivalents and Investments

	June 30, 2008	December 31, 2007	2008 Compared to 2007
	(In thousands)
Cash, cash equivalents and investments	$769,206	$798,510	$(29,304)

The decrease in cash, cash equivalents and investments when comparing June 30, 2008 to December 31, 2007, is primarily due to cash expenditures made on our stock repurchases, cash paid for the purchases of property and equipment, product related intangible assets and licensing agreements, partially offset by cash provided by our operating activities and to a lesser extent proceeds received from employee stock-based compensation plans. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.” We generally invest our cash and cash equivalents in investment grade, highly liquid securities to allow for flexibility in the event of immediate cash needs. Our short-term and long-term investments primarily consist of interest-bearing securities.

As of June 30, 2008, we held triple-A rated municipal auction rate securities, with an aggregate face value of approximately $45.5 million, whose underlying assets are generally student loans which are substantially backed by the federal government under the Federal Family Education Loan Program. The market for municipal auction rate securities in our portfolio began experiencing auction failures on February 13, 2008 and there have been no successful auctions for the securities held in our portfolio since the failures began. Although there have been no credit downgrades for the securities in our portfolio and the issuers have continued to pay interest at failure rates on their regular auction dates, based on valuation models and an analysis of other-than-temporary impairment factors, we have concluded that our investments in auction rate securities have experienced an other-than-temporary decline in fair value. Accordingly, we have recorded a pre-tax impairment charge of approximately $0.7 million for the three months ended June 30, 2008 and $2.8 million for the six months ended June 30, 2008 related to these securities.

In addition, we understand that the securities may not be liquid until the auctions are successful or the issuers are able to refinance, call and/or restructure their obligations to a different interest rate mode. As it is not clear when, or if, such efforts will be successful, we have classified all of our municipal auction-rate securities as long-term investments as of June 30, 2008. In the event that we need to access the funds related to the affected securities, we may not be able to do so without a potential loss of principal. If the issuers are unable to successfully close future auctions or refinance their obligations and their credit ratings deteriorate, we may be required to further adjust the carrying value of these securities and recognize an additional impairment charge for an other-than-temporary decline in the fair values. Based on our available cash and other investments, we do not currently anticipate that the lack of liquidity caused by the failed auctions of these securities will have a material adverse effect on our operating cash flows or financial position.

Restricted Cash Equivalents and Investments

	June 30, 2008	December 31, 2007	2008 Compared to 2007
	(In thousands)
Restricted cash equivalents and investments	$63,814	$63,735	$79

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

Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

Long-term Investments
(in thousands)
Balance at December 31, 2007	$—
Transfers to Level 3	45,450
Impairment included in earnings	(2,792)

Balance at June 30, 2008	$42,658

Impairments included in earnings for the period are reported in other (expense) income, net.

Accounts Receivable, Net

	June 30, 2008	December 31, 2007	2008 Compared to 2007
	(In thousands)
Accounts receivable	$230,173	$230,422	$(249)
Allowance for returns	(1,723)	(1,670)	(53)
Allowance for doubtful accounts	(3,173)	(2,891)	(282)

Accounts receivable, net	$225,277	$225,861	$(584)

The decrease in accounts receivable when comparing June 30, 2008 to December 31, 2007 was not significant. Our allowance for returns was $1.7 million at June 30, 2008 and December 31, 2007. The activity in our allowance for returns was primarily comprised of $0.8 million of provisions for returns recorded during 2008 offset by $0.8 million in credits issued for stock balancing rights during 2008. The activity in our allowance for doubtful accounts was comprised of an additional $1.1 million of provisions for doubtful accounts recorded during 2008 partially offset by $0.8 million of uncollectible accounts written off, net of recoveries. From time to time, we could maintain individually significant accounts receivable balances from our distributors or customers, which are comprised of large business enterprises, governments and small and medium-sized businesses. If the financial condition of our distributors or customers deteriorates, our operating results could be adversely affected.

Credit Facility

Effective on August 9, 2005, we entered into the Credit Facility with a group of financial institutions, or the Lenders. Effective September 27, 2006, we entered into an amendment and restatement of the Credit Facility, or the Amendment. The Amendment decreased the overall range of interest we will pay on amounts outstanding on the Credit Facility and lowered the facility fee. In addition, the Amendment extended the term of the Credit Facility. The Credit Facility, as amended, allows us to increase the revolving credit commitment up to a maximum aggregate revolving credit commitment of $175.0 million. The Credit Facility, as amended, currently provides for a revolving line of credit that will expire on September 27, 2011 in the aggregate amount of $100.0 million, subject to continued covenant compliance. A portion of the revolving line of credit (i) in the aggregate amount of $25.0 million may be available for issuances of letters of credit and (ii) in the aggregate amount of $15.0 million may be available for swing line loans. The Credit Facility, as amended, currently bears interest at the London Interbank Offered Rate, or LIBOR, plus 0.32% and adjusts in the future in the range of 0.32% to 0.80% above LIBOR based on the level of our total debt and our adjusted earnings before interest, taxes, depreciation and amortization, or EBITDA. In addition, we are required to pay an annual facility fee ranging from 0.08% to 0.20% based on the aggregate amount available under the Credit Facility, as amended, and the level of our total debt and adjusted EBITDA. During the three and six months ended June 30, 2008, no funds were borrowed under the Credit Facility, as amended, and as of June 30, 2008 there were no amounts outstanding under the Credit Facility, as amended. As of June 30, 2008, we were in compliance with all covenants of the Credit Facility.

Stock Repurchase Program

Our Board of Directors has authorized an ongoing stock repurchase program with a total repurchase authority granted to us of $1.8 billion. We may use the approved dollar authority to repurchase stock at any time until the approved amounts are exhausted. The objective of our stock repurchase program is to improve stockholders’ return. At June 30, 2008, approximately $183.3 million was available to repurchase shares of our common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock.

We are authorized to make open market purchases of our common stock and enter into structured repurchase programs using general corporate funds. These programs include terms that require us to make up-front payments to the counterparty financial institution and result in the receipt of stock during or at the end of the agreements or the receipt of either stock or cash at the maturity of the agreements, depending on market conditions. During the quarter, we entered into a structured stock repurchase program with a large financial institution using general corporate funds as part of our stock repurchase program in order to lower the average cost to acquire shares.

Under our structured stock repurchase program, we made an up-front payment of $20.0 million to a certain financial institution during the three months ended June 30, 2008 and $33.9 million during the six months ended June 30, 2008. We took delivery of 478,145 shares at an average price of $31.85 per share during the three months ended June 30, 2008 from our structured repurchase agreements. During the six months ended June 30, 2008, we took delivery of 2,908,645 shares at an average price of $35.44 per share from our structured stock repurchase agreements. During the six months ended June 30, 2007, we received approximately $40.0 million, including a $3.7 million premium related to the maturity of certain of our structured stock repurchase agreements. We did not receive any shares from our structured stock repurchase agreements during the three and six months ended June 30, 2007. As of June 30, 2008, we had prepaid notional amounts of approximately $18.6 million remaining under our structured stock repurchase program, which expired in July 2008. Upon expiration of the program, we received 639,899 shares at an average price of $29.13 per share.

During the three months ended June 30, 2008, we expended approximately $55.0 million on open market purchases and repurchased 1,616,933 shares of outstanding common stock at an average price of $33.99. During the six months ended June 30, 2008, we expended approximately $116.3 million on open market purchases and repurchased 3,421,333 shares of outstanding common stock at an average price of $33.98. During the three and six months ended June 30, 2007, we did not make any open market purchases.

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

The initial term of the synthetic lease is seven years, expiring in April 2009. Upon approval by the lessor, we can renew the lease twice for additional two-year periods. The lease payments vary based on LIBOR, plus a margin. At any time during the lease term, we have the option to sublease the property and upon thirty days’ written notice, we have the option to purchase the property for an amount representing the original property cost and transaction fees of approximately $61.0 million plus any lease breakage costs and outstanding amounts owed. Upon at least 180 days’ notice prior to the termination of the initial lease term, we have the option to remarket the property for sale to a third party. If we choose not to purchase the property at the end of the lease term, we have guaranteed a residual value to the lessor of approximately $51.9 million and possession of the buildings will be returned to the lessor. On a periodic basis, we evaluate the property for indications of permanent impairment. If an evaluation were to indicate that the fair value of the property were to decline below $51.9 million, we would be responsible for the difference under our residual value guarantee, which could have a material adverse effect on our results of operations and financial condition.

The synthetic lease includes certain financial covenants including a requirement for us to maintain a restricted cash, cash equivalent or investment balance of approximately $62.8 million as collateral, which is classified as restricted cash equivalents and investments in our accompanying consolidated balance sheets. We maintain the ability to manage the composition of restricted investments within certain limits and to withdraw and use excess investment earnings from the pledged collateral for operating purposes. Additionally, we must maintain a minimum net cash and investment balance of $100.0 million, excluding our collateralized investments, equity investments and outstanding debt as of the end of each fiscal quarter. As of June 30, 2008, we had approximately $667.3 million in cash and investments in excess of this required level. The synthetic lease includes non-financial covenants, including the maintenance of the property and adequate insurance, prompt delivery of financial statements to the administrative agent of the lessor and prompt payment of taxes associated with the property. As of June 30, 2008, we were in compliance with all covenants of the arrangement.

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

Office Leases

During 2002 and 2001, we took actions to consolidate certain of our offices, including the exit of certain leased office space and the abandonment of certain leasehold improvements. Lease obligations related to the remaining existing operating lease continue to 2018 with a total remaining obligation at June 30, 2008 of approximately $7.2 million, of which $1.2 million was accrued as of June 30, 2008, and is reflected in accrued expenses and other liabilities in our consolidated financial statements. In calculating this accrual, we made estimates, based on market information, including the estimated vacancy periods and sublease rates and opportunities. We periodically re-evaluate our estimates; and if actual circumstances prove to be materially worse than management has estimated, the total charges for these vacant facilities could be significantly higher.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes with respect to the information appearing in Part II, Item 7A., “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2008, our management, with the participation of our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that, as of June 30, 2008, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated our management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 8, 2007, a purported shareholder derivative action entitled Sheet Metal Workers Local 28 Pension Fund v. Roger W. Roberts et al. (C.A. No. 07-60316), was filed in the United States District Court for the Southern District of Florida against certain of our current and former directors and officers, and against Citrix Systems, Inc. as a nominal defendant. Two other purported stockholder derivative actions entitled Thomas C. Ekas v. John C. Burris, et al., Case No. 07-cv-61156-KAM, and Steven Crouse v. John C. Burris, et al., Case No. 07-cv-61157-KAM, were filed in Florida Circuit Court for Broward County on July 9, 2007 and July 10, 2007, respectively, against certain of our current and former directors and officers, and against Citrix Systems, Inc. as a nominal defendant. The complaints in these cases assert, among other things, that certain stock option grants made by us were dated and accounted for inappropriately. The complaints seek the recovery of monetary damages and other relief for damage allegedly caused to Citrix Systems, Inc.

We also received a demand letter dated March 15, 2007 from a purported stockholder with respect to certain stock option grants made to our current and former directors and officers during the years 1996 through 2003. That demand letter asserts, among other things, that certain stock option grants made by us were dated and accounted for inappropriately. The demand letter seeks, among other things, the commencement by our Board of Directors of an action against our directors and officers from 1996 forward for alleged breaches of fiduciary duties in connection with the granting of the options. A special committee of independent directors was appointed to review and consider the assertions and demands contained in the demand letter. The special committee has completed its work and has determined that it would not be in the best interests of the Company to pursue the actions demanded in that letter.

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

Purchases of Equity Securities by the Issuer

Our Board of Directors has authorized an ongoing stock repurchase program with a total repurchase authority of $1.8 billion, the objective of which is to improve stockholders’ returns. At June 30, 2008, approximately $183.3 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. The following table shows the monthly activity related to our stock repurchase program for the three months ended June 30, 2008:

	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit) (2)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or approximate dollar value) of Shares (or Units) that may yet be Purchased under the Plans or Programs
April 1, 2008 through April 30, 2008	621,397	$32.05	621,397	$252,250
May 1, 2008 through May 31, 2008	866,313	34.32	866,313	222,516
June 1, 2008 through June 30, 2008	607,368	33.83	607,368	183,331

Total	2,095,078	$33.50	2,095,078	$183,331

(1)	Represents shares received under our prepaid stock repurchase programs and acquired in open market purchases. We expended a net amount of approximately $75.0 million during the quarter ended June 30, 2008 for repurchases of the Company’s common stock. For more information see Note 10 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.
(2)	These amounts represent the cumulative average price paid per share, excluding the effect of premiums received, for shares received under our prepaid stock repurchase programs some of which extend over more than one fiscal period.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s annual meeting of stockholders held on May 30, 2008, the Company’s stockholders took the following actions:

The Company’s stockholders elected Murray J. Demo and Asiff S. Hirji, each as a Class I director, to serve for a three-year term expiring at the Company’s annual meeting of stockholders in 2011 or until his successor has been duly elected and qualified or until his earlier resignation or removal. The directors were elected by the votes cast at the 2008 annual meeting as follows: 148,011,640 shares voted for the election of Mr. Demo and 147,951,825 shares voted for the election of Mr. Hirji; 12,074,112 shares voted against the election of Mr. Demo and 12,126,385 shares voted against the election of Mr. Hirji; and 2,364,841 shares abstained from voting in the election of Mr. Demo and 2,372,383 shares abstained from voting in the election of Mr. Hirji. No other persons were nominated, nor received votes, for election as a director of the Company at the 2008 annual meeting. The other directors of the Company whose terms continued after the 2008 annual meeting were Thomas F. Bogan, Stephen M. Dow, Gary E. Morin, Godfrey R. Sullivan and Mark B. Templeton. On July 10, 2008, the board of directors elected Nanci Caldwell as a Class II director.

The Company’s stockholders approved the amendment to the Company’s 2005 Equity Incentive Plan. The votes cast at the 2008 annual meeting were as follows: 107,310,723 shares voted for, 35,475,820 shares voted against and 2,130,558 shares abstained from voting. There were 17,539,176 broker non-votes with respect to this proposal.

The Company’s stockholders approved the ratification of the accounting firm of Ernst & Young LLP as the Company’s independent registered public accountants for the fiscal year 2008. The votes cast at the 2008 annual meeting were as follows: 155,505,013 shares voted for, 5,106,232 voted against and 1,845,032 shares abstained from voting.

ITEM 5.	OTHER INFORMATION

The Company’s policy governing transactions in its securities by its directors, officers and employees permits its officers, directors and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The Company has been advised that David J. Henshall, Senior Vice President and Chief Financial Officer, entered into a trading plan in the second quarter of 2008 for purposes of portfolio diversification in accordance with Rule 10b5-1 and the Company’s policy governing transactions in its securities. The Company undertakes no obligation to update or revise the information provided herein, including for revision or termination of an established trading plan.

At the annual meeting of stockholders of the Company held on May 30, 2008, the Company’s stockholders approved an amendment to the Citrix Systems, Inc. 2005 Equity Incentive Plan (the “2005 Plan”) to (i) increase the aggregate number of shares of the Company’s common stock authorized for issuance under the 2005 Plan by an additional 5,600,000 shares and (ii) increase the aggregate number of shares of the Company’s common stock issuable pursuant to restricted stock, restricted stock units, performance units or stock grants under the 2005 Plan by an additional 1,000,000 shares of the Company’s common stock. The Company’s executive officers and directors are eligible to receive awards under the 2005 Plan, including stock options and restricted stock units, in accordance with the terms and conditions of the 2005 Plan. The amendment to the 2005 Plan is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q. For further information regarding the 2005 Plan, see Note 2 (Accounting for Stock-Based Compensation Plans) of the Company’s condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

ITEM 6.	EXHIBITS

(a)	List of exhibits

Exhibit No.	Description
10.1*(1)	Third Amendment to Citrix Systems, Inc. 2005 Equity Incentive Plan

10.2*	Fourth Amendment to Citrix Systems, Inc. 2005 Equity Incentive Plan

31.1	Rule 13a-14(a) / 15d-14(a) Certification

31.2	Rule 13a-14(a) / 15d-14(a) Certification

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or any compensatory plan, contract or arrangement.
(1)	Incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement filed with the Commission on April 29, 2008 (File No. 000-27084).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 6th day of August 2008.

CITRIX SYSTEMS, INC.

By:	/S/ DAVID J. HENSHALL
David J. Henshall
Senior Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1*(1)	Third Amendment to Citrix Systems, Inc. 2005 Equity Incentive Plan

10.2*	Fourth Amendment to Citrix Systems, Inc. 2005 Equity Incentive Plan

31.1	Rule 13a-14(a) / 15d-14(a) Certification

31.2	Rule 13a-14(a) / 15d-14(a) Certification

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or any compensatory plan, contract or arrangement.
(1)	Incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement filed with the Commission on April 29, 2008 (File No. 000-27084).