Form 10-Q
period 2008-09-30
CITRIX SYSTEMS INC
filed 2008-11-05
CIK 877890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

As of October 31, 2008, there were 181,651,635 shares of the registrant’s Common Stock, $.001 par value per share, outstanding.

CITRIX SYSTEMS, INC.

Form 10-Q

For the Quarterly Period Ended September 30, 2008

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CITRIX SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2008	December 31, 2007
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$218,078	$223,749
Short-term restricted cash equivalents and investments	62,830	—
Short-term investments	242,986	356,085
Accounts receivable, net of allowances of $5,468 and $4,561 at September 30, 2008 and December 31, 2007, respectively	220,772	225,861
Inventories, net	12,654	9,629
Prepaid expenses and other current assets	91,683	75,995
Current portion of deferred tax assets, net	44,072	43,026

Total current assets	893,075	934,345
Long-term restricted cash equivalents and investments	917	63,735
Long-term investments	305,467	218,676
Property and equipment, net	176,475	134,907
Goodwill	888,240	888,516
Other intangible assets, net	267,388	276,315
Other assets	31,343	18,199

	$2,562,905	$2,534,693

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$41,996	$55,586
Accrued expenses	204,351	191,383
Current portion of deferred revenues	441,569	407,305

Total current liabilities	687,916	654,274
Long-term portion of deferred revenues	39,591	35,381
Other liabilities	911	6,713
Commitments and contingencies
Stockholders’ equity:
Preferred stock at $.01 par value: 5,000 shares authorized, none issued and outstanding	—	—
Common stock at $.001 par value: 1,000,000 shares authorized; 254,955 and 252,201 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	255	252
Additional paid-in capital	2,244,390	2,038,010
Retained earnings	1,326,967	1,208,791
Accumulated other comprehensive (loss) income	(34,695)	5,751

	3,536,917	3,252,804
Less— common stock in treasury, at cost (73,522 and 64,841 shares at September 30, 2008 and December 31, 2007, respectively)	(1,702,430)	(1,414,479)

Total stockholders’ equity	1,834,487	1,838,325

	$2,562,905	$2,534,693

See accompanying notes.

CITRIX SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands, except per share information)
Revenues:
Product licenses	$157,537	$140,460	$457,955	$399,114
License updates	141,251	124,035	412,464	355,006
Online services	64,949	55,744	190,621	154,765
Technical services	35,156	29,692	106,617	83,498

Total net revenues	398,893	349,931	1,167,657	992,383

Cost of revenues:
Cost of license revenues	10,555	12,427	34,477	30,568
Cost of services revenues	19,785	16,710	58,582	46,963
Amortization of product related intangible assets	11,948	6,869	35,517	19,753

Total cost of net revenues	42,288	36,006	128,576	97,284

Gross margin	356,605	313,925	1,039,081	895,099

Operating expenses:
Research and development	72,500	49,332	217,995	143,643
Sales, marketing and services	169,072	146,031	504,761	417,056
General and administrative	61,866	54,638	192,570	168,513
Amortization of other intangibles	5,468	3,940	16,875	11,738
In-process research and development	—	—	—	1,200

Total operating expenses	308,906	253,941	932,201	742,150

Income from operations	47,699	59,984	106,880	152,949
Interest income	7,316	13,672	25,232	37,548
Interest expense	(143)	(254)	(253)	(576)
Other (expense) income, net	(3,992)	43	(7,005)	335

Income before income taxes	50,880	73,445	124,854	190,256
Income taxes	1,731	12,750	6,678	38,538

Net income	$49,149	$60,695	$118,176	$151,718

Earnings per share:
Basic	$0.27	$0.34	$0.64	$0.84

Diluted	$0.26	$0.33	$0.63	$0.82

Weighted average shares outstanding:
Basic	182,228	180,189	183,764	179,760

Diluted	185,666	186,747	187,886	185,522

See accompanying notes.

CITRIX SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
	(In thousands)
Operating Activities
Net income	$118,176	$151,718
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	52,392	31,491
Depreciation and amortization of property and equipment	37,554	27,721
Stock-based compensation expense	90,910	40,625
In-process research and development	—	1,200
Loss on investments	3,921	—
Provision for doubtful accounts	1,443	1,604
Provision for product returns	1,848	2,764
Provision for inventory reserves	454	2,861
Tax effect of stock-based compensation	4,349	7,893
Excess tax benefit from exercise of stock options	(5,379)	(8,111)
Effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	(1,488)	282
Other non-cash items	2,772	2,227

Total adjustments to reconcile net income to net cash provided by operating activities	188,776	110,557
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	3,394	14,315
Inventories	(3,478)	(3,006)
Prepaid expenses and other current assets	(18,442)	(19,447)
Other assets	678	(1,377)
Deferred tax assets, net	(12,718)	(7,679)
Accounts payable	(15,756)	(7,959)
Accrued expenses	1,924	22,941
Income taxes payable	—	10,259
Deferred revenues	38,474	40,055
Other liabilities	(5,031)	(565)

Total changes in operating assets and liabilities, net of the effects of acquisitions	(10,955)	47,537

Net cash provided by operating activities	295,997	309,812
Investing Activities
Purchases of available-for-sale investments	(498,893)	(427,048)
Proceeds from sales of available-for-sale investments	224,469	65,163
Proceeds from maturities of available-for-sale investments	271,951	190,870
Purchases of property and equipment	(87,559)	(55,113)
Cash paid for acquisitions, net of cash acquired	(2,139)	(66,109)
Cash paid for licensing and purchases of product related intangible assets	(31,968)	(2,750)

Net cash used in investing activities	(124,139)	(294,987)
Financing Activities
Proceeds from issuance of common stock	37,452	57,265
Excess tax benefit from exercise of stock options	5,379	8,111
Stock repurchases, net	(225,095)	(60,000)
Payments on debt assumed in acquisitions	(407)	(8,000)

Net cash used in financing activities	(182,671)	(2,624)
Effect of exchange rate changes on cash and cash equivalents	5,142	2,202

Change in cash and cash equivalents	(5,671)	14,403
Cash and cash equivalents at beginning of period	223,749	349,054

Cash and cash equivalents at end of period	$218,078	$363,457

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

Certain reclassifications have been made for consistent presentation. The Company’s condensed consolidated statement of cash flows for the nine months ended September 30, 2008 includes the effect of a change in classification of cash flows to separately disclose the effect of exchange rate changes on monetary assets and liabilities denominated in foreign currencies, as well as the effect of exchange rate changes on cash and cash equivalents. This change was incorporated into the Company’s condensed consolidated statement of cash flows reporting processes for the first time in the first quarter of 2008 due to materiality. Accordingly, the Company has made reclassifications to its condensed consolidated statement of cash flows for the nine months ended September 30, 2007 to conform to its current period presentation.

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

Investments

Short-term and long-term investments at September 30, 2008 and December 31, 2007 primarily consist of agency securities, corporate securities, municipal (including auction rate) securities, money market funds and government securities. Investments classified as available-for-sale are stated at fair value with unrealized gains and losses, net of taxes, reported in accumulated other comprehensive income, except as discussed below. Investments classified as held-to-maturity, if any, are stated at amortized cost. The Company does not recognize changes in the fair value of its investments in income unless a decline in value is considered other-than-temporary in accordance with the guidance provided in Financial Accounting Standards Board (the “FASB”) Staff Position 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.

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

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Unrealized Losses on Investments

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position as of September 30, 2008 (in thousands):

	Less than 12 Months		12 Months or Greater		Total
Description of the Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate Bonds	$109,366	$22,747	$9,530	$1,305	$118,896	$24,052
Auction Rate Securities	41,491	1,167	—	—	41,491	1,167

Total	$150,857	$23,914	$9,530	$1,305	$160,387	$25,219

Corporate Bonds

The Company’s unrealized loss in Corporate Bonds is primarily comprised of an investment issued by AIG Matched Funding Corporation (the “AIG Capped Floater”) with a face value of $50.0 million, which matures in September 2011. American International Group, Inc. (“AIG”), as the issuer’s parent, provided a guarantee of the security at the time of purchase in September 2006. The unrealized loss of $20.7 million was primarily caused by AIG experiencing liquidity challenges which were reportedly precipitated by problems in the capital markets. AIG’s liquidity problems triggered a downgrade in the credit ratings for its long-term issues to A- and A3 by two rating agencies as of October 3, 2008. As a result of AIG’s liquidity challenges, the Federal Reserve intervened with a credit facility to stabilize AIG. To date, AIG has not been reported to have defaulted on the terms of its loan from the Federal Reserve and continues to pay interest on the AIG Capped Floater. Because the Company has the ability and intent to hold this security until a recovery of fair value, which may be maturity, it does not consider the security to be other-than-temporarily impaired.

AIG’s management team has reportedly formulated a plan to create liquidity to pay down its credit facility from the Federal Reserve and restructure its current businesses. However, if AIG’s financial position further deteriorates, the Company may be required to further adjust the carrying value of the AIG Capped Floater and potentially recognize an impairment charge for an other-than-temporary decline in the fair value of the investment. Based on the Company’s available cash and other investments, it does not currently anticipate that the lack of liquidity caused by holding the AIG Capped Floater to recovery will have a material adverse effect on its operating cash flows or financial position.

Auction Rate Securities

As of September 30, 2008, the Company held triple-A rated municipal auction rate securities, with an aggregate par value of approximately $45.5 million, whose underlying assets are generally student loans that are substantially backed by the federal government under the Federal Family Education Loan Program through investment accounts managed by UBS Financial Services, Inc. (“UBS”). The market for municipal auction rate securities in the Company’s portfolio began experiencing auction failures on February 13, 2008 and there have been no successful auctions for the securities held in its portfolio since the failures began. Although there have been no credit downgrades for the securities in the Company’s portfolio and the issuers have continued to pay interest at failure rates on their regular auction dates, based on valuation models and an analysis of other-than-temporary impairment factors, the Company concluded that in the first and second quarters of 2008 its investments in auction rate securities had experienced an other- than-temporary decline in fair value. Accordingly, the Company recorded a pre-tax impairment charge of approximately $2.8 million related to these securities during the first half of 2008 that is included in other (expense) income, net, in the accompanying condensed consolidated statements of income. During the third quarter of 2008, the Company received notification that it would be eligible to participate in a settlement that would enable it to sell its auction rate securities back to UBS during the period between June 30, 2010 and July 2, 2012. Based on the UBS settlement described above, and its ability and intent to hold the securities until their recovery, the Company concluded that the additional declines in the fair value related to these securities should not be categorized as other-than-temporary and therefore are unrealized and included as a component of accumulated other comprehensive (loss) income as of September 30, 2008.

Investment Impairment Charges

During the third quarter of 2008, the Company recorded an impairment charge of approximately $1.0 million related to an other-than-temporary impairment of an investment in the Company’s portfolio due to the bankruptcy of Lehman Brothers Holdings.

The Company continues to monitor its overall investment portfolio and if the credit ratings of the issuers of its investments deteriorate or if the issuers experience financial difficulty, including bankruptcy, the Company may be required to make additional adjustments to the carrying value of the securities in its investment portfolio and recognize additional impairment charges for declines in fair value that are determined to be other-than-temporary.

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Fair Value Measurements

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, which, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would either be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1. Observable inputs such as quoted prices in active markets for identical assets or liabilities;

•	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	As of September 30, 2008	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Short-term investments	$242,986	$242,986	$—	$—
Prepaid expenses and other current assets	8,673	—	8,673	—
Restricted investments	23,615	23,615	—	—
Long-term investments	305,467	234,676	29,300	41,491
Accrued expenses	20,141	—	20,141	—

The Company measures its cash flow hedges at fair value based on indicative prices in active markets which are included in prepaid expenses and other current assets and accrued expenses in the table above. The Company generally measures its investments in available-for-sale securities at fair value based on quoted prices in active markets for identical securities. The Company measured its AIG Capped Floater (as discussed in “Corporate Bonds” above), which is included in Level 2 long-term investments in the table above, using indicative pricing for another AIG security with similar terms which had daily trading activity. Due to the illiquidity in the municipal auction rate securities market caused by failed auctions, the Company’s valuation technique for certain of its municipal auction rate securities was to measure such securities at fair value using a discounted cash flow model. In its discounted cash flow model the Company used several assumptions to derive a fair value for its investments in municipal auction rate securities including a discount rate based on the credit quality of the underlying investments and a factor to further discount the investments for the illiquidity currently present in the market for these securities. Accordingly, the portion of the Company’s long-term investments, comprised of these securities, changed from Level 1 to Level 3 within SFAS No. 157’s three-tier fair value hierarchy since valuation at December 31, 2007.

Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

Long-term Investments
(in thousands)
Balance at December 31, 2007	$—
Transfers to Level 3	45,450
Unrealized loss included in other comprehensive income	(1,167)
Other-than-temporary impairment included in earnings	(2,792)

Balance at September 30, 2008	$41,491

Impairments included in earnings for the period are reported in other (expense) income, net.

Inventory

Inventories are stated at the lower of cost or market on an average cost method and primarily consist of finished goods.

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

In the normal course of business, the Company is not obligated to accept product returns from its distributors under any other conditions, unless the product item is defective in manufacture, but it does provide most of its distributors with stock balancing and price protection rights. Stock balancing rights permit distributors to return products to the Company up to the forty-fifth day of the fiscal quarter, subject to ordering an equal dollar amount of the Company’s other products prior to the last day of the same fiscal quarter. Price protection rights require that the Company grants retroactive price adjustments for inventories of its products held by distributors or resellers if it lowers its prices for such products. Product items returned to the Company under the stock balancing program must be in new, unused and unopened condition. The Company establishes provisions for estimated returns for stock balancing and price protection rights, as well as other sales allowances, concurrently with the recognition of revenue. Allowances for estimated product returns amounted to approximately $2.1 million at September 30, 2008 and $1.7 million at December 31, 2007.

Accounting for Stock-Based Compensation Plans

The Company’s stock-based compensation program is a broad based, long-term retention program that is intended to attract and reward talented employees and align stockholder and employee interests. As of September 30, 2008, the Company had two stock-based compensation plans under which it was granting stock options, shares of non-vested stock and non-vested stock units. The Company is currently granting stock-based awards from its 2005 Equity Incentive Plan (as amended, the “2005 Plan”) and its 2005 Employee Stock Purchase Plan (the “2005 ESPP”). In connection with certain of the Company’s acquisitions, it assumed several plans from the acquired companies. The Company’s Board of Directors has provided that no new awards will be granted under the Company’s acquired stock plans. The Company’s superseded and expired stock plans include the Amended and Restated 1995 Stock Plan, Second Amended and Restated 2000 Director and Officer Stock Option and Incentive Plan, Second Amended and Restated 1995 Non-Employee Director Stock Option Plan and Third Amended and Restated 1995 Employee Stock Purchase Plan. Awards previously granted under these plans and still outstanding typically expire ten years from the date of grant and will continue to be subject to all the terms and conditions of such plans, as applicable.

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Under the terms of the 2005 Plan, the Company is authorized to grant incentive stock options (“ISOs”), non-qualified stock options (“NSOs”), non-vested stock, non-vested stock units, stock appreciation rights (“SARs”), and performance units and to make stock-based awards to full and part-time employees of the Company and its subsidiaries or affiliates, where legally eligible to participate, as well as consultants and non-employee directors of the Company. Currently, the 2005 Plan provides for the issuance of a maximum of 26,500,000 shares of common stock. Under the 2005 Plan, ISOs must be granted at exercise prices no less than fair market value on the date of grant, except for ISOs granted to employees who own more than 10% of the Company’s combined voting power, for which the exercise prices must be no less than 110% of the fair market value at the date of grant. NSOs and SARs must be granted at no less than fair market value on the date of grant, or in the case of SARs in tandem with options, at the exercise price of the related option. Non-vested stock awards may be granted for such consideration in cash, other property or services, or a combination thereof, as determined by the Company’s Compensation Committee of its Board of Directors. All stock-based awards are exercisable upon vesting. The Company’s policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight line basis over the requisite service period for the entire award. As of September 30, 2008, there were 41,075,169 shares of common stock reserved for issuance pursuant to the Company’s stock-based compensation plans and the Company had authorization under its 2005 Plan to grant 9,746,073 additional stock-based awards.

Under the 2005 ESPP, all full-time and certain part-time employees of the Company are eligible to purchase common stock of the Company twice per year at the end of a six month payment period (a “Payment Period”). During each Payment Period, eligible employees who so elect may authorize payroll deductions in an amount no less than 1% nor greater than 10% of his or her base pay for each payroll period in the Payment Period. At the end of each Payment Period, the accumulated deductions are used to purchase shares of common stock from the Company up to a maximum of 12,000 shares for any one employee during a Payment Period. Shares are purchased at a price equal to 85% of the fair market value of the Company’s common stock on the last business day of a Payment Period. Employees who, after exercising their rights to purchase shares of common stock in the 2005 ESPP, would own shares representing 5% or more of the voting power of the Company’s common stock, are ineligible to participate under the 2005 ESPP. The 2005 ESPP provides for the issuance of a maximum of 10,000,000 shares of common stock. As of September 30, 2008, 958,974 shares had been issued under the 2005 ESPP. The Company recorded stock-based compensation costs related to the 2005 ESPP of $0.8 million and $1.7 million for the three months and nine months ended September 30, 2008, respectively.

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

The detail of the total stock-based compensation recognized by income statement classification is as follows (in thousands):

Income Statement Classifications	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Cost of services revenues	$498	$328	$1,426	$1,093
Research and development	15,460	3,744	44,709	10,409
Sales, marketing and services	8,539	6,116	24,145	16,912
General and administrative	5,425	4,720	20,630	12,211

Total	$29,922	$14,908	$90,910	$40,625

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

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The weighted average fair value of stock options granted during the three months ended September 30, 2008 was $9.11. The total intrinsic value of options exercised during the three and nine months ended September 30, 2008 was $2.7 million and $35.3 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares. As of September 30, 2008, there was $141.7 million of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted-average period of 2.13 years.

The assumptions used to value option grants are as follows:

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007 [1]	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Expected volatility factor	0.43	N/A	0.39 – 0.43	0.33
Approximate risk free interest rate	2.75%	N/A	2.47% – 2.84%	4.69%
Expected term (in years)	3.37	N/A	3.35 – 3.56	3.37
Expected dividend yield	0%	N/A	0%	0%

[1]	No stock options were granted during the three months ended September 30, 2007.

Non-vested Stock

Shares of non-vested stock assumed in conjunction with the Company’s acquisition of XenSource, Inc., vest over three years at a rate of 33.3% of the shares one year from date of grant and at a rate of 2.78% monthly thereafter based on service. As of September 30, 2008, the number of non-vested shares granted was 1,284,139 and there was $28.5 million of total unrecognized compensation cost related to non-vested stock. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.05 years.

Non-vested Stock Units

The Company awards all vice presidents and senior executives non-vested performance stock units from the 2005 Plan. The number of non-vested stock units underlying each award is determined one year after the date of the award based on achievement of a specific corporate operating income goal. If the performance goal is less than 90% attained, then no non-vested stock units will be issued pursuant to the authorized award. For performance at and above 90%, the number of non-vested stock units issued is based on a graduated slope, with the maximum number of non-vested stock units issuable pursuant to the award capped at 125% of the base number of non-vested stock units set forth in the executive’s award agreement. The Company is required to estimate the attainment that will be achieved related to the defined performance goals and the number of non-vested stock units that will ultimately be awarded in order to recognize compensation expense over the vesting period. If the performance goal is met, the non-vested stock units will vest 33.33% on each anniversary subsequent to the date of the award. Each non-vested stock unit, upon vesting, will represent the right to receive one share of the Company’s common stock. If the performance goals are not met, no compensation cost will ultimately be recognized in that period and any previously recognized compensation cost will be reversed. The Company also awards all vice presidents and senior executives non-vested stock units from the 2005 Plan that vest based on service. These non-vested stock units vest 33.33% on each anniversary subsequent to the date of the award. Each non-vested stock unit, upon vesting, will represent the right to receive one share of the Company’s common stock. In addition, the Company awards non-vested stock units to its non-employee directors. These units vest monthly in equal installments based on service and, upon vesting, each stock unit represents the right to receive one share of the Company’s common stock. As of September 30, 2008, the number of non-vested stock units was 922,959 and there was $19.6 million of total unrecognized compensation cost related to non-vested stock units. The unrecognized cost is expected to be recognized over a weighted-average period of 2.02 years.

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

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share information):

	Three Months ended September 30,		Nine Months ended September 30,
	2008	2007	2008	2007
Numerator:
Net income	$49,149	$60,695	$118,176	$151,718

Denominator:
Denominator for basic earnings per share — weighted-average shares outstanding	182,228	180,189	183,764	179,760
Effect of dilutive employee stock awards	3,438	6,558	4,122	5,762

Denominator for diluted earnings per share — weighted-average shares outstanding	185,666	186,747	187,886	185,522

Basic earnings per share	$0.27	$0.34	$0.64	$0.84

Diluted earnings per share	$0.26	$0.33	$0.63	$0.82

Anti-dilutive weighted-average shares	26,799	17,732	24,126	18,486

4. ACQUISITIONS

2007 Acquisitions

During 2007, the Company acquired all of the issued and outstanding capital stock of two privately held companies, Ardence Delaware Inc., a leading provider of solutions that allow information technology administrators to set up and configure PCs, servers, and Web servers in real time from a centrally managed source, and XenSource, Inc., a privately held leader in enterprise-grade virtual infrastructure solutions (the “2007 Acquisitions”). The 2007 Acquisitions position the Company in adjacent server and desktop virtualization markets that the Company believes will allow it to extend its leadership in the broader Application Delivery Infrastructure market by adding key enabling technologies that make the end-to-end computing environment more flexible, dynamic and responsive to business change. The total consideration for the 2007 Acquisitions was approximately $379.4 million, comprised of approximately 7.1 million shares of the Company’s common stock valued at $232.3 million, $142.8 million in cash and approximately $4.3 million in direct transaction costs. In addition, in connection with the 2007 Acquisitions, the Company issued approximately 1.3 million unvested shares of its common stock, 0.1 million non-vested stock units and assumed approximately 3.4 million stock options each of which will be exercisable for the right to receive one share of the Company’s common stock upon vesting. Revenues from the products acquired in the 2007 Acquisitions are primarily included in the Company’s Product License revenue. The 2007 Acquisitions’ results of operations have been included in the Company’s consolidated results of operations beginning after the date of the respective acquisitions. The source of funds for the cash consideration paid in these transactions consisted of available cash and investments. In connection with the 2007 Acquisitions, the Company allocated $255.8 million to goodwill, $112.3 million to product related intangible assets and $56.3 million to other intangible assets. Approximately $182.8 million, $62.0 million and $11.0 million of goodwill related to the 2007 Acquisitions was assigned to the Company’s Americas, EMEA (defined as Europe, the Middle East and Africa) and Asia-Pacific segments, respectively, and is not deductible for tax purposes. See Note 6 for segment information.

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

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5. LONG-TERM DEBT

Effective on August 9, 2005, the Company entered into a revolving credit facility (the “Credit Facility”) with a group of financial institutions (the “Lenders”). Effective September 27, 2006, the Company entered into an amendment and restatement of its Credit Facility (the “Amendment”). The Amendment decreased the overall range of interest rates the Company must pay on amounts outstanding on the Credit Facility and lowered the facility fee. In addition, the Amendment extended the term of the Credit Facility. The Credit Facility, as amended, allows the Company to increase the revolving credit commitment up to a maximum aggregate revolving credit commitment of $175.0 million. The Credit Facility, as amended, currently provides for a revolving line of credit that will expire on September 27, 2011 in the aggregate amount of $100.0 million, subject to continued covenant compliance. A portion of the revolving line of credit (i) in the aggregate amount of $25.0 million may be available for issuances of letters of credit and (ii) in the aggregate amount of $15.0 million may be available for swing line loans. The Credit Facility, as amended, currently bears interest at LIBOR plus 0.32% and adjusts in the range of 0.32% to 0.80% above LIBOR based on the level of the Company’s total debt and its adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) as defined in the agreement. In addition, the Company is required to pay a quarterly facility fee ranging from 0.08% to 0.20% based on the aggregate amount available under the Credit Facility, as amended, and the level of the Company’s total debt and its adjusted EBITDA. Borrowings under the Credit Facility, as amended, are guaranteed by the Company and certain of the Company’s United States and foreign subsidiaries, which guarantees are secured by a pledge of shares of certain foreign subsidiaries. As of September 30, 2008, there were no amounts outstanding under the Credit Facility, as amended.

The Credit Facility, as amended, contains customary default provisions, and the Company must comply with various financial and non-financial covenants. The financial covenants consist of a minimum interest coverage ratio and a maximum consolidated leverage ratio. The primary non-financial covenants contain certain limits on the Company’s ability to pay dividends, conduct certain mergers or acquisitions, make certain investments and loans, incur future indebtedness or liens, alter the Company’s capital structure or sell stock or assets. As of September 30, 2008, the Company was in compliance with all covenants of the Credit Facility.

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

Net revenues and segment profit, classified by the Company’s four reportable segments, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net revenues:
Americas (1)	$168,898	$155,240	$493,736	$442,891
EMEA (2)	131,487	108,709	385,902	310,801
Asia-Pacific	33,559	30,238	97,398	83,926
Citrix Online Division	64,949	55,744	190,621	154,765

Consolidated	$398,893	$349,931	$1,167,657	$992,383

Segment profit:
Americas (1)	$88,207	$73,493	$245,663	$212,969
EMEA (2)	84,528	71,558	247,226	202,141
Asia-Pacific	6,272	9,599	17,964	25,247
Citrix Online Division	20,087	18,188	56,329	46,812

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Unallocated expenses (3):
Amortization of intangible assets	(17,416)	(10,809)	(52,392)	(31,491)
Research and development	(66,065)	(43,894)	(198,717)	(127,750)
In-process research and development	—	—	—	(1,200)
Net interest and other income	3,181	13,461	17,974	37,307
Other corporate expenses	(67,914)	(58,151)	(209,193)	(173,779)

Consolidated income before income taxes	$50,880	$73,445	$124,854	$190,256

(1)	The Americas segment is comprised of the United States, Canada and Latin America.
(2)	Defined as Europe, the Middle East and Africa.
(3)	Represents expenses presented to management on a consolidated basis only and not allocated to the operating segments.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net revenues:
Application Virtualization revenues	$273,056	$242,872	$805,631	$713,543
Citrix Online Division revenues	64,949	55,744	190,621	154,765
Application Networking revenues	47,450	45,989	139,398	107,836
Other	13,438	5,326	32,007	16,239

Total net revenue	$398,893	$349,931	$1,167,657	$992,383

7. DERIVATIVE FINANCIAL INSTRUMENTS

As of September 30, 2008 and December 31, 2007, the Company had $8.7 million and $11.7 million of derivative assets, respectively, and $20.1 million and $5.9 million of derivative liabilities, respectively, representing the fair values of the Company’s outstanding derivative instruments, which are recorded in prepaid expenses and other current assets, other assets, accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets. As of September 30, 2008, the Company’s derivative assets and liabilities resulted from cash flow hedges related to its forecasted operating expenses transacted in local currencies. The change in the derivative component in accumulated other comprehensive income includes unrealized gains or losses that arose from changes in market value of derivatives that were held during the period, and gains or losses that were previously unrealized, but have been recognized in current period net income due to termination or maturities of derivative contracts. This reclassification has no effect on total comprehensive income or stockholders’ equity. The following table presents these components of accumulated other comprehensive income, net of tax for the Company’s derivative instruments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Unrealized (losses) gains on derivative instruments	$(12,876)	$6,078	$(4,134)	$9,007
Reclassification of realized losses	(4,057)	(1,464)	(11,490)	(5,029)

Net change in accumulated other comprehensive income due to derivative instruments	$(16,933)	$4,614	$(15,624)	$3,978

        Cash Flow Hedges. At September 30, 2008 and December 31, 2007, the Company had in place foreign currency forward sale contracts with a notional amount of $158.9 million and $104.3 million, respectively, and foreign currency forward purchase contracts with a notional amount of $258.5 million and $311.1 million, respectively. The fair value of these contracts at September 30, 2008 and December 31, 2007 were assets of $8.7 million and $11.7 million, respectively and liabilities of $20.1 million and $5.9 million, respectively. A substantial portion of the Company’s overseas expenses are and will continue to be transacted in local currencies. To protect against fluctuations in operating expenses and the volatility of future cash flows caused by changes in currency exchange rates, the Company has established a program that uses foreign exchange forward contracts to hedge its exposure to these potential changes. The terms of these instruments, and the hedged transactions to which they relate, generally do not exceed 12 months. Currencies hedged are Euros, British pounds sterling, Australian dollars, Japanese yen, Indian rupees, Swiss francs, Singapore dollars, Hong Kong dollars, Canadian dollars and Danish krone. There was no material ineffectiveness of the Company’s foreign currency forward contracts for the three and nine months ended September 30, 2008 or 2007.

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Fair Value Hedges. From time to time, the Company uses interest rate swap instruments to hedge against the changes in fair value of certain of its available-for-sale securities due to changes in interest rates. Changes in the fair value of the swap instruments are recorded in earnings along with related designated changes in the value of the underlying investments. There were no fair value hedges outstanding as of September 30, 2008 or December 31, 2007.

Derivatives not Designated as Hedges. The Company utilizes certain derivative instruments that either do not qualify or are not designated for hedge accounting treatment under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations. Accordingly, changes in the fair value of these contracts, if any, are recorded in other (expense) income, net.

8. COMPREHENSIVE INCOME

The components of comprehensive income, net of tax, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income	$49,149	$60,695	$118,176	$151,718
Other comprehensive income:
Change in unrealized (losses) gains on available-for-sale securities	(24,607)	194	(24,822)	(94)
Net change due to derivative instruments	(16,933)	4,614	(15,624)	3,978

Comprehensive income	$7,609	$65,503	$77,730	$155,602

The components of accumulated other comprehensive (loss) income, net of tax, are as follows (in thousands):

	September 30, 2008	December 31, 2007
Unrealized (losses) gains on available-for-sale securities	$(24,532)	$290
Unrealized (losses) gains on derivative instruments	(10,163)	5,461

Accumulated other comprehensive (loss) income	$(34,695)	$5,751

9. INCOME TAXES

On January 1, 2007, the Company adopted the provisions of FIN No. 48, Accounting for Uncertainty in Income Taxes. The Company’s net unrecognized tax benefits totaled approximately $28.1 million and $27.3 million as of September 30, 2008 and December 31, 2007, respectively. Included in the balance at September 30, 2008 are approximately $0.2 million of tax positions which would not affect the annual effective tax rate and approximately $0.2 million of accrued interest on tax positions, which is included in income tax expense.

The Company is subject to federal income taxes in the United States, as well as income taxes of multiple state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2004. The Internal Revenue Service commenced an examination of the Company’s U.S. federal income tax returns for 2004 and 2005 in the third quarter of 2006.

The Company is required to estimate its income taxes in each of the jurisdictions in which it operates as part of the process of preparing its consolidated financial statements. At September 30, 2008, the Company has approximately $57.2 million in deferred tax assets. SFAS No. 109, Accounting for Income Taxes, requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company reviews deferred tax assets periodically for recoverability and makes estimates and judgments regarding the expected geographic sources of taxable income and gains from investments, as well as tax planning strategies in assessing the need for a valuation allowance. At September 30, 2008, the Company recorded a valuation allowance of approximately $9.4 million in accumulated other comprehensive loss on deferred tax assets related to not other-than-temporary impairments on its investments.

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Company maintains certain operational and administrative processes in overseas subsidiaries and its foreign earnings are taxed at lower foreign tax rates. The Company does not expect to remit earnings from its foreign subsidiaries. The Company’s effective tax rate was approximately 3.4% and 17.4% for the three months ended September 30, 2008 and 2007, respectively, and 5.3% and 20.3% for the nine months ended September 30, 2008 and 2007, respectively. The decrease in the effective tax rate when comparing the three months ended September 30, 2008 to the three months ended September 30, 2007 and when comparing the nine months ended September 30, 2008 to the nine months ended September 30, 2007 is due primarily to an increase in income in geographic locations that are taxed at lower rates and a corresponding decrease in income in geographic locations taxed at higher rates.

10. STOCK REPURCHASE PROGRAMS

The Company’s Board of Directors authorized an ongoing stock repurchase program with a total repurchase authority granted to the Company of $1.8 billion. The Company may use the approved dollar authority to repurchase stock at any time until the approved amounts are exhausted. The objective of the Company’s stock repurchase program is to improve stockholders’ returns. At September 30, 2008, approximately $108.4 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. A portion of the funds used to repurchase stock over the course of the program was provided by proceeds from employee stock option exercises and the related tax benefit.

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

During the three months ended September 30, 2008, the Company took delivery of 639,899 shares at an average price of $29.13 per share from its structured repurchase agreements and it expended approximately $50.0 million on open market purchases repurchasing 1,711,758 shares of outstanding common stock at an average price of $29.18. In addition, during the period the Company made one up-front payment of $25.0 million to a certain financial institution related to a structured stock repurchase agreement.

During the nine months ended September 30, 2008, the Company took delivery of 3,548,544 shares at an average price of $34.30 per share from its structured stock repurchase agreements and expended approximately $166.2 million on open market purchases repurchasing 5,133,091 shares of outstanding common stock at an average price of $32.38. In addition, during the period, the Company made aggregate upfront payments of $58.9 million to certain financial institutions related to structured stock repurchase agreements.

As of September 30, 2008, the Company had prepaid notional amounts of approximately $25.0 million remaining under its structured stock repurchase program, which expire in November 2008. Due to the fact that the total shares to be received under the structured repurchase arrangement outstanding at September 30, 2008 is not determinable until the contract matures, the above price per share amounts exclude the remaining shares to be received, if any, subject to this agreement.

During the three and nine months ended September 30, 2007, the Company did not receive any shares from its structured stock repurchase agreements and did not make any open market purchases. During the three and nine months ended September 30, 2007, the Company made up-front payments of $100.0 million to certain financial institutions related to its structured stock repurchase agreements and during the nine months ended September 30, 2007, the Company received approximately $40.0 million, including a $3.7 million premium related to the maturity of certain of the Company’s structured stock repurchase agreements.

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Company has an operating lease obligation related to a property that is not fully utilized that continues to 2018 with a total remaining obligation at September 30, 2008 of approximately $6.5 million, of which $1.1 million was accrued as of September 30, 2008, and is reflected in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets. In calculating this accrual, the Company made estimates, based on market information, including the estimated vacancy periods and sublease rates and opportunities. The Company periodically re-evaluates its estimates and if actual circumstances prove to be materially worse than management has estimated, the total charges for these vacant facilities could be significantly higher.

Off-Balance Sheet Arrangement

During 2002, the Company became a party to a synthetic lease arrangement totaling approximately $61.0 million for its corporate headquarters office space in Fort Lauderdale, Florida. The synthetic lease represented a form of off-balance sheet financing under which an unrelated third-party lessor funded 100% of the costs of acquiring the property and leased the asset to the Company. The synthetic lease qualified as an operating lease for accounting purposes and as a financing lease for tax purposes. The Company did not include the property or the related lease debt as an asset or a liability in its condensed consolidated balance sheets. Consequently, payments made pursuant to the lease were recorded as operating expenses in the Company’s condensed consolidated statements of income. The Company entered into the synthetic lease in order to lease its headquarters properties under more favorable terms than under its previous lease arrangements.

The initial term of the synthetic lease was seven years, expiring in April 2009. The lease payments varied based on LIBOR plus a margin. At any time during the lease term and upon a thirty-day written notice, the Company had the option to purchase the property for an amount representing the original property cost and transaction fees of approximately $61.0 million plus any lease breakage costs and outstanding amounts owed. Effective October 23, 2008, the Company exercised its option and purchased the property for approximately $61.3 million, including closing costs and legal fees. There were no lease breakage costs incurred.

As of September 30, 2008, the synthetic lease included certain financial covenants including a requirement for the Company to maintain a pledged balance of approximately $62.8 million in cash and/or investment securities as collateral. This amount is included in short-term restricted cash equivalents and investments in the accompanying condensed consolidated balance sheets. The Company maintained the ability to manage the composition of the restricted investments within certain limits and to withdraw and use excess investment earnings from the restricted collateral for operating purposes. Additionally, the Company was required to maintain a minimum cash and investment balance of $100.0 million, excluding the Company’s collateralized investments, equity investments and outstanding debt as of the end of each fiscal quarter. As of September 30, 2008, the Company had approximately $664.5 million in cash and investments in excess of this required level. The synthetic lease included non-financial covenants, including the maintenance of the property and adequate insurance, prompt delivery of financial statements to the administrative agent of the lessor and prompt payment of taxes associated with the property. As of September 30, 2008, the Company was in compliance with all covenants of the arrangement; and, following the termination of the synthetic lease, the Company ceased to be bound by these covenants.

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

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On March 6, 2007, a purported stockholder derivative action entitled Sheet Metal Workers Local 28 Pension Fund v. Roger W. Roberts et al. (C.A. No. 07-60316), was filed in the United States District Court for the Southern District of Florida against certain of the Company’s current and former directors and officers, and against the Company as a nominal defendant. Two other purported stockholder derivative actions entitled Thomas C. Ekas v. John C. Burris, et al., Case No. 07-cv-61156-KAM, and Steven Crouse v. John C. Burris, et al., Case No. 07-cv-61157-KAM, were filed in Florida Circuit Court for Broward County on July 9, 2007 and July 10, 2007, respectively, against certain of the Company’s current and former directors and officers, and against Citrix Systems, Inc. as a nominal defendant. The complaints in these cases assert, among other things, that certain stock option grants made by the Company were dated and accounted for inappropriately. The complaints seek the recovery of monetary damages and other relief for damage allegedly caused to the Company and do not seek to recover any amounts from the Company. A settlement resolving these cases has been agreed to and is subject to final court approval. No defendant will be required to make any monetary contribution to the settlement, and the defendants will not concede any wrongdoing as part of the settlement. The settlement provides for an award of attorneys’ fees to plaintiffs’ counsel, most of which will be paid by the Company’s directors’ and officers’ liability insurer and the remainder of which will be paid by the Company. A hearing on final approval of the settlement is scheduled for November 20, 2008.

In addition, the Company is a defendant in various litigation matters, including other alleged patent infringement matters, generally arising out of the normal course of business. Although it is difficult to predict the ultimate outcome of these cases, management believes, based on discussions with counsel, that any ultimate outcome would not materially affect the Company’s financial position, results of operations or cash flows.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 160 will change the accounting for and reporting of minority interests. Under the new standard, minority interests, will be referred to as noncontrolling interests and will be reported as equity in the parent company’s consolidated financial statements. Transactions between the parent company and the noncontrolling interests will be treated as transactions between shareholders provided that the transactions do not create a change in control. Gains and losses will be recognized in earnings for transactions between the parent company and the noncontrolling interests, unless control is achieved or lost. SFAS No. 160 requires retrospective adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS No. 160 shall be applied prospectively. SFAS No. 160 is effective for the Company beginning in the first quarter of fiscal year 2009 and earlier adoption is not permitted. SFAS No. 160 may have a material impact on the Company’s consolidated financial position, results of operations and cash flows if it enters into material transactions or acquires a noncontrolling interest after the standard’s effective date.

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The provisions of SFAS No. 161 are effective for the quarter ending March 31, 2009. The Company is currently evaluating the impact the provisions of SFAS No. 161 will have on its disclosures.

13. SUBSEQUENT EVENT

In October 2008, the Company acquired all of the issued and outstanding securities of Vapps, Inc. (“Vapps”), a privately held Delaware corporation headquartered in Hoboken, New Jersey. Vapps offers high quality audio conferencing solutions to small and medium sized businesses and enterprise and service provider markets. The total consideration for this transaction was approximately $26.6 million in cash, including transaction costs. In addition, if certain financial and operational milestones are achieved by the Vapps business contingent consideration of up to approximately $4.4 million may be earned. The sources of funds for this transaction consisted of available cash and investments. In addition, the Company also assumed approximately 0.1 million unvested stock options upon the closing of the transaction.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our operating results and financial condition have varied in the past and could in the future vary significantly depending on a number of factors. From time to time, information provided by us or statements made by our employees contain “forward-looking” information that involves risks and uncertainties. In particular, statements contained in this Quarterly Report on Form 10-Q, and in the documents incorporated by reference into this Quarterly Report on Form 10-Q, that are not historical facts, including, but not limited to statements concerning new products, development and offerings of products and services, Application Networking, Application Virtualization, Desktop Virtualization, Subscription Advantage, XenApp, NetScaler, XenServer and XenDesktop, EdgeSight, WANscaler and Access Gateway, stockholder derivative actions and other litigation matters, corporate bonds, auction rate securities, our Online Services division, competition and strategy, deferred revenues, stock-based compensation, licensing and subscription renewal programs, product licenses and license updates, international operations, revenue recognition, profitability, growth of revenues, composition of revenues, cost of revenues, operating expenses, sales, marketing and services expenses, research and development, valuations of investments and derivative instruments, reinvestment or repatriation of foreign earnings, gross margins, amortization expense, interest income, foreign currency expense, impairment charges, investment transactions (including the AIG Capped Floater and investments in auction rate securities), changes in domestic and foreign economic conditions and credit markets, customer delays or reductions in technology purchases, anticipated operating and capital expenditure requirements, cash inflows, contractual obligations, our Credit Facility, in-process research and development, tax rates and deductions, SFAS No. 141R, SFAS No. 157, SFAS No . 160, SFAS No. 161, acquisitions, stock repurchases, liquidity, payment of dividends and, third party licenses, constitute forward-looking statements and are made under the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are neither promises nor guarantees. Our actual results of operations and financial condition have varied and could in the future vary significantly from those stated in any forward-looking statements. The factors described in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2007, as updated in Part II, Item 1A in this Quarterly Report on Form 10-Q, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q, in the documents incorporated by reference into this Quarterly Report on Form 10-Q or presented elsewhere by our management from time to time. Such factors, among others, could have a material adverse effect upon our business, results of operations and financial condition.

Executive Summary

Overview

Management’s discussion and analysis of financial condition and results of operations is intended to help the reader understand our financial condition and results of operations. This section is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2008. The results of operations for the periods presented in this report are not necessarily indicative of the results expected for the full year or for any future period, due in part to the seasonality of our business. Historically, our revenue for the fourth quarter of any year is typically higher than our revenue for the first quarter of the subsequent year.

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

In January 2007, we acquired Ardence Delaware Inc., or Ardence, which added products for on-demand provisioning of server workloads and desktop operating systems. These technologies can reduce computing costs and improve information security. In the fourth quarter of 2007, we released Citrix Provisioning Server. Built on the technologies acquired from Ardence, it enables server workloads and Windows desktops to be virtualized on network storage and streamed on-demand to x86 servers or PCs.

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

As a result of the recent financial crisis in the credit markets, softness in the housing markets, difficulties in the financial services sector and continuing economic uncertainties, the direction and relative strength of the U.S. economy has become increasingly uncertain. This could cause our current and potential customers to delay or reduce technology purchases, which could reduce sales of our products and result in longer sales cycles, slower adoption of new technologies and increased price competition. In addition, the recent financial crisis in the credit markets has caused some of our investments to experience other-than-temporary declines in fair value, which has resulted in impairment charges and unrealized losses in our investment portfolio. We do not currently anticipate that the lack of liquidity caused by holding these investments will have a material adverse effect on our operating cashflows or financial position. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” below.

Summary of Results

For the three months ended September 30, 2008 compared to the three months ended September 30, 2007, we delivered the following financial performance:

•	Product License revenue increased 12.2% to $157.5 million;

•	License Updates revenue increased 13.9% to $141.3 million;

•	Online Services revenue increased 16.5% to $64.9 million;

•	Technical Services revenue increased 18.4% to $35.2 million;

•	Operating income decreased 20.5% to $47.7 million; and

•	Diluted earnings per share decreased 21.2% to $0.26.

        The increase in our Product License revenue was primarily driven by increased sales of our Application Virtualization products partially offset by a slight decrease in sales of our Application Networking products primarily in our Americas segment (includes the United States, Latin America and Canada). We currently expect sales of our Application Virtualization products to increase slightly for the remainder of 2008. However, despite a strong long-term strategy for the product, it continues to be susceptible to the adverse changes in the IT spending environment due to the current economic climate which we anticipate will affect the future buying behavior of our customers in all geographic segments. The increase in License Updates revenue was driven by increased renewals of our Subscription Advantage product over a larger subscriber base and to a lesser extent an increase in Subscription Advantage associated with product upgrades. Our Online Services revenue increased due to continued sales strength of our real-time collaboration services. We currently expect our Online Services revenue to continue to grow throughout the remainder of 2008, but at a slower rate than experienced in 2007. The decrease in operating income is primarily due to increases in stock-based compensation expense primarily related to stock-based awards assumed in conjunction with our XenSource Acquisition, and an increase in amortization of finite lived intangible assets acquired in our XenSource Acquisition. In addition, the decrease in operating income is also due to an increase in compensation and other employee related expenses in research and development and sales, marketing and support attributable to our XenSource Acquisition and the selling of our newly acquired products. In addition, we anticipate that interest income will decrease for the remainder of 2008 due to the effect of lower market interest rates as a result of current market conditions.

During the third quarter of 2008, we recorded an impairment charge of approximately $1.0 million related an other-than- temporary impairment of an investment in our portfolio due to the bankruptcy of Lehman Brothers Holdings. We continue to monitor our overall investment portfolio and if the credit ratings of the issuers of our investments deteriorate or if the issuers experience financial difficulty, including bankruptcy, we may be required to make additional adjustments to the carrying value of the securities in our investment portfolio and recognize additional impairment charges for declines in fair value which are determined to be other-than-temporary.

Acquisitions

2007 Acquisitions

During 2007, we acquired all of the issued and outstanding capital stock of two privately held companies, Ardence, a leading provider of solutions that allow information technology administrators to set up and configure PCs, servers, and Web servers in real time from a centrally managed source, and XenSource, a privately held leader in enterprise-grade virtual infrastructure solutions (the “2007 Acquisitions”). The 2007 Acquisitions position us in adjacent server and desktop virtualization markets that will allow us to extend our leadership in the broader Application Delivery Infrastructure market by adding key enabling technologies that make the end-to-end computing environment more flexible, dynamic and responsive to business change. The total consideration for the 2007 Acquisitions was approximately $379.4 million, comprised of approximately 7.1 million shares of our common stock valued at $232.3 million, $142.8 million in cash and approximately $4.3 million in direct transaction costs. In addition, in connection with the 2007 Acquisitions, we issued approximately 1.3 million unvested shares of our common stock, 0.1 million non-vested stock units and assumed approximately 3.4 million stock options each of which will be exercisable for the right to receive one share of our common stock upon vesting. Revenues from the products acquired in the 2007 Acquisitions are primarily included in our Product License revenue. The source of funds for consideration paid in these transactions consisted of available cash and investments. In connection with the 2007 Acquisitions, we allocated $255.8 million to goodwill, $112.3 million to product related intangible assets and $56.3 million to other intangible assets. Approximately $182.8 million of goodwill was assigned to our Americas segment, $62.0 million of goodwill was assigned to our EMEA segment and $11.0 million of goodwill was assigned to our Asia-Pacific segment.

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

2008 Acquisition

In October 2008, we acquired all of the issued and outstanding securities of Vapps, Inc., or Vapps, a privately held Delaware corporation headquartered in Hoboken, New Jersey. Vapps offers high quality audio conferencing solutions to small and medium sized businesses and enterprise and service provider markets. The total consideration for this transaction was approximately $26.6 million in cash, including transaction costs. In addition, if certain financial and operational milestones are achieved by the Vapps business contingent consideration of up to approximately $4.4 million may be earned. The sources of funds for this transaction consisted of available cash and investments. In addition, we also assumed approximately 0.1 million unvested stock options upon the closing of the transaction.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. We base these estimates on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances, and these estimates form the basis for our judgments concerning the carrying values of assets and liabilities that are not readily apparent from other sources. We periodically evaluate these estimates and judgments based on available information and experience. Actual results could differ from our estimates under different assumptions and conditions. If actual results significantly differ from our estimates, our financial condition and results of operations could be materially impacted. For more information regarding our critical accounting policies and estimates please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” contained in our Annual Report on Form 10-K for the year ended December 31, 2007. There have been no material changes to the critical accounting policies previously disclosed in that report except as discussed below.

Valuation and Classification of Investments

Effective January 1, 2008, we adopted the provisions of SFAS No. 157, Fair Value Measurements, or SFAS No. 157. Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). Our investments are carried at fair value and in determining their fair value we are sometimes required to use various valuation techniques. SFAS No. 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.

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

The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities, described as Level 1, and the lowest priority to valuation techniques using unobservable inputs, described as Level 3. Observable inputs are those that market participants would use in pricing the asset or liability that are based on market data obtained from independent sources, such as market quoted prices. When Level 1 observable inputs for our investments are not available to determine their fair value, we must then use other inputs which may include indicative pricing for securities from the same issuer with similar terms or unobservable inputs that reflect our estimates of the assumptions market participants would use in pricing the investments based on the best information available in the circumstances. When valuation techniques, other than those described as Level 1 are utilized, management must make estimations and judgments in determining the fair value for its investments. The degree to which management’s estimation and judgment is required is generally dependent upon the market pricing available for the investments, the availability of observable inputs, the frequency of trading in the investments and the investment’s complexity. If we make different judgments regarding unobservable inputs we could potentially reach different conclusions regarding the fair value of our investments.

After we have determined the fair value of our investments, for those that are in an unrealized loss position, we must then determine if the investment is other-than-temporarily impaired. We review our investments quarterly for indicators of other-than-temporary impairment. This determination requires significant judgment and if different judgments are used the classification of the losses related to our investments could differ. In making this judgment, we employ a systematic methodology quarterly that considers available quantitative and qualitative evidence in evaluating potential impairment of our investments. If the cost of an investment exceeds its fair value, we evaluate, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and our intent and ability to hold the investment. We also consider specific adverse conditions related to the financial health of and business outlook for the investee, including industry and sector performance, changes in technology, operational and financing cash flow factors, and rating agency actions. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established. See Note 2 to our condensed consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for more information on our investments.

Results of Operations

        A substantial majority of our overseas operating expenses and capital purchasing activities are transacted in local currencies and are subject to fluctuations in foreign currency exchange rates. In order to minimize the impact on our operating results, we generally initiate our hedging of currency exchange risks up to one year in advance of anticipated foreign currency expenses. When the dollar is weak, foreign currency denominated expenses will be higher. These higher expenses will be partially offset by the gain in our hedging contracts. If the dollar is strong, foreign currency denominated expenses will be lower, and our hedging practices will cause these lower expenses to be partially offset by the aggregate loss in our hedging contracts. There is a risk that there will be fluctuations in foreign currency exchange rates beyond the one year timeframe for which we hedge our risk. Although the dollar began to strengthen compared to most major currencies hedged during the third quarter of 2008, the dollar was generally weaker during the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007; therefore, our operating expenses benefited from gains in our hedging programs during this period.

The following table sets forth our condensed consolidated statements of income data and presentation of that data as a percentage of change from period-to-period (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30, 2008 vs. September 30, 2007	Nine Months Ended September 30, 2008 vs. September 30, 2007
	2008	2007	2008	2007
Revenues:
Product licenses	$157,537	$140,460	$457,955	$399,114	12.2%	14.7%
License updates	141,251	124,035	412,464	355,006	13.9	16.2
Online services	64,949	55,744	190,621	154,765	16.5	23.2
Technical services	35,156	29,692	106,617	83,498	18.4	27.7

Total net revenues	398,893	349,931	1,167,657	992,383	14.0	17.7

Cost of revenues:
Cost of license revenues	10,555	12,427	34,477	30,568	(15.1)	12.8
Cost of services revenues	19,785	16,710	58,582	46,963	18.4	24.7
Amortization of product related intangible assets	11,948	6,869	35,517	19,753	73.9	79.8

Total cost of net revenues	42,288	36,006	128,576	97,284	17.4	32.2

Gross margin	356,605	313,925	1,039,081	895,099	13.6	16.1

Operating expenses:
Research and development	72,500	49,332	217,995	143,643	47.0	51.8
Sales, marketing and services	169,072	146,031	504,761	417,056	15.8	21.0
General and administrative	61,866	54,638	192,570	168,513	13.2	14.3
Amortization of other intangible assets	5,468	3,940	16,875	11,738	38.8	43.8
In-process research and development	—	—	—	1,200	N/A	(100.0)

Total operating expenses	308,906	253,941	932,201	742,150	21.6	25.6

Income from operations	47,699	59,984	106,880	152,949	(20.5)	(30.1)
Interest income	7,316	13,672	25,232	37,548	(46.5)	(32.8)
Interest expense	(143)	(254)	(253)	(576)	(43.7)	(56.1)
Other (expense) income, net	(3,992)	43	(7,005)	335	*	*

Income before income taxes	50,880	73,445	124,854	190,256	(30.7)	(34.4)
Income taxes	1,731	12,750	6,678	38,538	(86.4)	(82.7)

Net income	$49,149	$60,695	$118,176	$151,718	(19.0)%	(22.1)%

*	not meaningful

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

	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30, 2008 vs. September 30, 2007	Nine Months Ended September 30, 2008 vs. September 30, 2007
	2008	2007	2008	2007
	(In thousands)
Product licenses	$157,537	$140,460	$457,955	$399,114	$17,077	$58,841
License updates	141,251	124,035	412,464	355,006	17,216	57,458
Online Services	64,949	55,744	190,621	154,765	9,205	35,856
Technical Services	35,156	29,692	106,617	83,498	5,464	23,119

Total net revenues	$398,893	$349,931	$1,167,657	$992,383	$48,962	$175,274

Product Licenses

Product License revenue increased for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 primarily due to increased sales of our Application Virtualization products and, to a lesser extent, our newer Server Virtualization products, partially offset by a slight decrease in sales of our Application Networking products. Product License revenue increased for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 primarily due to increased sales of our Application Virtualization products and our Application Networking products, as well as our newer Server Virtualization products . We currently anticipate that for the remainder of fiscal year 2008, Product License revenue will be flat to modestly increasing primarily due to growth from our Application Virtualization products.

License Updates

License Updates revenue increased for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 and for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 primarily due to increasing renewals related to our Subscription Advantage program over a larger base of subscribers and to a lesser extent an increase in new Subscription Advantage licenses. We currently anticipate that License Updates revenue will continue to increase in 2008 due primarily to increased renewals from our installed customer base.

Online Services

Online Services revenue increased for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 and for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 primarily due to increased sales of our real time application collaboration products and to a lesser extent our Web-based access products. We currently expect Online Services revenues to continue to increase for the remainder of 2008 but at a slower rate than experienced in 2007.

Technical Services

Technical Services revenue increased for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 and for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 primarily due to increased sales of support services related to our Application Networking products and an increase in sales of support and consulting services related to the implementation of our Application Virtualization products.

Deferred Revenue

Deferred revenues are primarily comprised of License Updates revenue from our Subscription Advantage product, Online Services revenues from annual service agreements for our online services products and Technical Services revenues related to our support services and consulting contracts. Deferred revenues increased approximately $38.5 million as of September 30, 2008 compared to December 31, 2007 primarily due to increased sales of our online service agreements, increased sales of our support agreements primarily for our Application Networking products and increased renewals of our Subscription Advantage product. We currently expect deferred revenue to continue to increase for the remainder of 2008.

International Revenues

International revenues (sales outside the United States) accounted for approximately 45.9% of our net revenues for the three months ended September 30, 2008 and 43.6% of our net revenues for the three months ended September 30, 2007 and 45.6% for the nine months ended September 30, 2008 and 43.8% for the nine months ended September 30, 2007. See Note 6 to our condensed consolidated financial statements for detailed information on segment revenues.

Segment Revenues

An analysis of our reportable segment net revenue is presented below (in thousands):

					Increase for the
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30, 2008 vs. September 30, 2007	Nine Months Ended September 30, 2008 vs. September 30, 2007
	2008	2007	2008	2007
Americas (1)	$168,898	$155,240	$493,736	$442,891	8.8%	11.5%
EMEA (2)	131,487	108,709	385,902	310,801	21.0	24.2
Asia-Pacific	33,559	30,238	97,398	83,926	11.0	16.1
Citrix Online Division	64,949	55,744	190,621	154,765	16.5	23.2

Net revenues	$398,893	$349,931	$1,167,657	$992,383	14.0%	17.7%

(1)	Our Americas segment is comprised of the United States, Canada and Latin America.
(2)	Defined as Europe, Middle East and Africa.

With respect to our segment revenues, the increase in net revenues for the comparative periods presented was due primarily to the factors previously discussed across the Americas, EMEA and Asia-Pacific segments and our Citrix Online Division. For additional information on our segment revenues, please refer to Note 6 of our condensed consolidated financial statements.

Cost of Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30, 2008 vs. September 30, 2007	Nine Months Ended September 30, 2008 vs. September 30, 2007
	2008	2007	2008	2007
	(In thousands)
Cost of license revenues	$10,555	$12,427	$34,477	$30,568	$(1,872)	$3,909
Cost of services revenues	19,785	16,710	58,582	46,963	3,075	11,619
Amortization of product related intangible assets	11,948	6,869	35,517	19,753	5,079	15,764

Total cost of net revenues	$42,288	$36,006	$128,576	$97,284	$6,282	$31,292

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

Cost of product license revenues decreased for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 primarily due to a decrease in product sales in our Application Networking group. Cost of product license revenues increased for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 primarily due to increased sales of our Application Networking products, which contain hardware components that have a higher cost than our other software products. Cost of services revenues increased for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 and for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 primarily due to an increase in support related to our Application Networking products and an increase in consulting costs due to increased sales of consulting services related to our Application Virtualization products. Amortization of product related intangible assets increased for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 and for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 primarily due to amortization of product related intangible assets acquired in our XenSource Acquisition. For more information regarding our acquisitions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Acquisitions” and Note 4 to our condensed consolidated financial statements. For the remainder of 2008, we currently expect our cost of services revenues to increase due to technical support costs and increased sales of services and consulting as we grow our customer base, have more frequent product releases and more complex products and due to increased sales of our Online Services products.

Gross Margin

Gross margin as a percentage of net revenue was 89.4% for the three months ended September 30, 2008 and 89.7% for the three months ended September 30, 2007 and 89.0% for the nine months ended September 30, 2008 and 90.2% for the nine months ended September 30, 2007. The decrease in gross margin as a percentage of net revenue for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 and for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 was primarily due to the overall increases in cost of revenues as discussed above. We currently expect that our gross margin will continue to trend slightly downwards for the remainder of 2008 due to the factors discussed above under “— Cost of Revenues.”

Research and Development Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30, 2008 vs. September 30, 2007	Nine Months Ended September 30, 2008 vs. September 30, 2007
	2008	2007	2008	2007
	(In thousands)
Research and development	$72,500	$49,332	$217,995	$143,643	$23,168	$74,352

Research and development expenses consisted primarily of personnel-related costs. We expensed substantially all development costs included in the research and development of our products and new functionality added to our existing products as incurred. Research and development expenses increased for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 and for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 due to stock-based compensation costs primarily related to awards assumed in our XenSource Acquisition and increased staffing and personnel related costs due to our continuing investment in our business. We expect research and development expenses to increase for the remainder of 2008 when compared to 2007 levels due to the full period impact of our XenSource Acquisition, including increases in stock-based compensation costs. For more information regarding our acquisitions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Acquisitions” and Note 4 to our condensed consolidated financial statements.

Sales, Marketing and Services Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30, 2008 vs. September 30, 2007	Nine Months Ended September 30, 2008 vs. September 30, 2007
	2008	2007	2008	2007
	(In thousands)
Sales, marketing and services	$169,072	$146,031	$504,761	$417,056	$23,041	$87,705

        Sales, marketing and services expenses consisted primarily of personnel-related costs, including sales commissions, and the costs of marketing programs aimed at increasing revenue, such as advertising, trade shows, public relations and other market development programs. Sales, marketing and services expenses increased for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 and for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 primarily due to an increase in headcount, including additions focused on our new XenServer product, and the associated increase in salaries and other employee related expenses. Also contributing to the increase in sales, marketing and services expenses were additional marketing program costs related to our worldwide advertising campaigns, an increase in stock-based compensation costs primarily related to awards assumed in our XenSource Acquisition and an increase in commissions paid to our resellers. We expect sales, marketing and services expenses to increase for the remainder of 2008 when compared to 2007 levels due to the full period impact of our XenSource acquisition and costs related to selling our newly acquired products. For more information regarding our acquisitions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Acquisitions” and Note 4 to our condensed consolidated financial statements.

General and Administrative Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30, 2008 vs. September 30, 2007	Nine Months Ended September 30, 2008 vs. September 30, 2007
	2008	2007	2008	2007
	(In thousands)
General and administrative	$61,866	$54,638	$192,570	$168,513	$7,228	$24,057

General and administrative expenses consisted primarily of personnel-related costs, costs related to outside consultants assisting with information systems, and legal fees. General and administrative expenses increased for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 and for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, primarily due to increased staffing and personnel related costs due to our continuing investment in our business, an increase in stock-based compensation and an increase in depreciation costs primarily related to investments in our information systems and facilities partially offset by decreases in professional fees.

Amortization of Other Intangible Assets

	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30, 2008 vs. September 30, 2007	Nine Months Ended September 30, 2008 vs. September 30, 2007
	2008	2007	2008	2007
	(In thousands)
Amortization of other intangible assets	$5,468	$3,940	$16,875	$11,738	$1,528	$5,137

The increase in amortization of other intangible assets when comparing the three months ended September 30, 2008 to the three months ended September 30, 2007 and the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 was primarily due to assets acquired in our XenSource Acquisition. As of September 30, 2008, we had unamortized other identified intangible assets with estimable useful lives in the net amount of $72.1 million. We expect amortization of other intangible assets to increase for the remainder of 2008 when compared to 2007 levels due to the full period impact of our XenSource Acquisition. For more information regarding our acquisitions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Acquisitions” and Note 4 to our condensed consolidated financial statements.

In-process Research and Development

	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30, 2008 vs. September 30, 2007	Nine Months Ended September 30, 2008 vs. September 30, 2007
	2008	2007	2008	2007
	(In thousands)
In-process research and development	$—	$—	$—	$1,200	$—	$(1,200)

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

Interest Income

	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30, 2008 vs. September 30, 2007	Nine Months Ended September 30, 2008 vs. September 30, 2007
	2008	2007	2008	2007
	(In thousands)
Interest income	$7,316	$13,672	$25,232	$37,548	$(6,356)	$(12,316)

Interest income decreased for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 and for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 due to decreased interest rates earned on overall lower average cash, cash equivalents and investment balances. We currently expect interest income to continue to decline for the remainder of 2008 due to the effect of lower market interest rates. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Other (expense) Income, Net

	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30, 2008 vs. September 30, 2007	Nine Months Ended September 30, 2008 vs. September 30, 2007
	2008	2007	2008	2007
	(In thousands)
Other (expense) income, net	$(3,992)	$43	$(7,005)	$335	$(4,035)	$(7,340)

Other (expense) income, net, is primarily comprised of realized gains (losses) related to changes in the fair value of our investments that have a decline in fair value that is considered other-than-temporary and on the sale and maturity of available-for-sale investments and remeasurement of foreign currency transaction gains (losses). The decrease in other (expense) income, net, during the three months ended September 30, 2008 compared to the three months ended September 30, 2007 and for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 was due primarily to an increase in losses related to our foreign currency transactions and impairments of investments that we determined to have an other-than-temporary decline in fair value. For more information on our investments in auction rate securities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Income Taxes

On January 1, 2007, we adopted the provisions of FASB Interpretation, or FIN No. 48, Accounting for Uncertainty in Income Taxes. As of September 30, 2008, our net unrecognized tax benefits totaled approximately $28.1million. Included in the balance at September 30, 2008, are approximately $0.2 million of tax positions which would not affect the annual effective tax rate and approximately $0.2 million of accrued interest on tax positions.

We are subject to federal income taxes in the United States as well as income taxes of multiple state and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2004. The Internal Revenue Service commenced an examination of our U.S. federal income tax returns for 2004 and 2005 in the third quarter of 2006.

We are required to estimate our income taxes in each of the jurisdictions in which we operate as part of the process of preparing our consolidated financial statements. At September 30, 2008, we have approximately $57.2 million in deferred tax assets. SFAS No. 109, Accounting for Income Taxes, requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We review deferred tax assets periodically for recoverability and make estimates and judgments regarding the expected geographic sources of taxable income and gains from investments, as well as tax planning strategies in assessing the need for a valuation allowance. At September 30, 2008, we recorded a valuation allowance of approximately $9.4 million in accumulated other comprehensive loss on deferred tax assets related to not other-than-temporary impairments on our investments.

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

We maintain certain operational and administrative processes in overseas subsidiaries and its foreign earnings are taxed at lower foreign tax rates. We do not expect to remit earnings from our foreign subsidiaries. Our effective tax rate was approximately 3.4% for the three months ended September 30, 2008 and 17.4% for the three months ended September 30, 2007, and 5.3% for the nine months ended September 30, 2008 and 20.3% for the nine months ended September 30, 2007, respectively. The decrease in the effective tax rate when comparing the three months ended September 30, 2008 to the three months ended September 30, 2007 and when comparing the nine months ended September 30, 2008 to the nine months ended September 30, 2007 is due primarily to an increase in income in geographic locations that are taxed at lower rates and a corresponding decrease in income in geographic locations taxed at higher rates. The decrease in income in geographic locations taxed at higher rates is primarily due to an increase in stock-based compensation expense and amortization of intangible assets related to our XenSource Acquisition and adjustments relating to prior year differences between our tax return and financial statements.

Liquidity and Capital Resources

During the nine months ended September 30, 2008, we generated positive operating cash flows of $296.0 million. These cash flows related primarily to net income of $118.2 million, adjusted for, among other things, non-cash charges, including stock-based compensation expense of $90.9 million, depreciation and amortization expenses of $89.9 million, the tax effect of stock-based compensation of $4.3 million and realized losses on our investments of $3.9 million. These cash inflows are partially offset by an aggregate decrease in operating assets and liabilities of $11.0 million, net of effects of our acquisitions and an operating cash outflow of $5.4 million related to the excess benefit from the exercise of stock options. Our investing activities used $124.1 million of cash consisting primarily of cash paid for the purchase of property and equipment of $87.6 million and the expenditure of $32.0 million for licensing and purchase of product related intangible assets. Our financing activities used cash of $182.7 million primarily related to our stock repurchase program of $225.1 million partially offset by proceeds received from the issuance of common stock under our employee stock-based compensation plans of $37.5 million.

During the nine months ended September 30, 2007, we generated positive operating cash flows of $309.8 million. These cash flows related primarily to net income of $151.7 million, adjusted for, among other things, non-cash charges, including depreciation and amortization expenses of $59.2 million, stock-based compensation expense of $40.6 million and the tax effect of stock-based compensation of $7.9 million. Also attributed to these cash inflows is an aggregate increase in cash flow from our operating assets and liabilities of $47.5 million, net of the effects from our acquisitions. These cash inflows are partially offset by an operating cash outflow of $8.1 million related to the excess tax benefit from the exercise of stock options. Our investing activities used $295.0 million of cash consisting primarily of purchases net of proceeds from maturities of investments of $171.0 million, $66.1 million used in our acquisitions and the expenditure of $55.1 million for the purchase of property and equipment. Our financing activities used cash of $2.6 million primarily related to net expenditure of $60.0 million for our structured stock repurchase programs and by payments on debt of $8.0 million assumed in the acquisition of Ardence, partially offset by proceeds received from the issuance of common stock under our employee stock-based compensation plans of $57.3 million and $8.1 million related to the excess tax benefit from the exercise of stock options.

Historically, significant portions of our cash inflows were generated by our operations. We currently expect this trend to continue throughout 2008. We believe that our existing cash and investments together with cash flows expected from operations will be sufficient to meet expected operating and capital expenditure requirements for the next 12 months.

Cash, Cash Equivalents and Investments

	September 30, 2008	December 31, 2007	2008 Compared to 2007
	(In thousands)
Cash, cash equivalents and investments	$766,531	$798,510	$(31,979)

The decrease in cash, cash equivalents and investments when comparing September 30, 2008 to December 31, 2007, is primarily due to cash expenditures made on our stock repurchases, cash paid for the purchases of property and equipment and product related intangible assets and licensing agreements and a decrease due to the unrealized loss in investments, as described below, partially offset by cash provided by our operating activities and to a lesser extent proceeds received from employee stock-based compensation plans. We generally invest our cash and cash equivalents in investment grade, highly liquid securities to allow for flexibility in the event of immediate cash needs. Our short-term and long-term investments primarily consist of interest-bearing securities.

Temporary and Other-than-Temporary Impairments in Investments

During the third quarter of 2008, we recognized an unrealized loss of approximately $20.7 million related to an investment issued by AIG Matched Funding Corporation, or the AIG Capped Floater, with a face value of $50.0 million, which matures in September 2011. American International Group, Inc., or AIG, as the issuer’s parent, provided a guarantee of the security at the time of purchase, in September 2006. The unrealized loss was primarily caused by AIG experiencing liquidity challenges which were reportedly precipitated by problems in the capital markets. AIG’s liquidity problems triggered a downgrade in the credit ratings for its long-term issues to A- and A3 by two rating agencies as of October 3, 2008. As a result of AIG’s liquidity challenges, the Federal Reserve intervened with a credit facility to stabilize AIG. To date, AIG has not been reported to have defaulted on its loan from the Federal Reserve and continues to pay interest on the AIG Capped Floater. Because we have the ability and intent to hold this security until a recovery of fair value, which may be maturity, we do not consider the security to be other-than-temporarily impaired.

AIG’s management team has reportedly formulated a plan to create liquidity to pay down its credit facility from the Federal Reserve and restructure its current businesses. However, if AIG’s financial position further deteriorates, we may be required to further adjust the carrying value of the AIG Capped Floater and potentially recognize an impairment charge for an other-than-temporary decline in the fair value of the investment. Based on our available cash and other investments, we do not currently anticipate that the lack of liquidity caused by holding the AIG Capped Floater to recovery will have a material adverse effect on our operating cash flows or financial position.

As of September 30, 2008, we held triple-A rated municipal auction rate securities, with an aggregate par value of approximately $45.5 million, whose underlying assets are generally student loans that are substantially backed by the federal government under the Federal Family Education Loan Program through investment accounts managed by UBS Financial Services, Inc., or UBS. The market for municipal auction rate securities in our portfolio began experiencing auction failures on February 13, 2008 and there have been no successful auctions for the securities held in our portfolio since the failures began. Although there have been no credit downgrades for the securities in our portfolio and the issuers have continued to pay interest at failure rates on their regular auction dates, based on valuation models and an analysis of other-than-temporary impairment factors, we concluded that in the first and second quarters of 2008 our investments in auction rate securities had experienced an other- than-temporary decline in fair value. Accordingly, we recorded a pre-tax impairment charge of approximately $2.8 million related to these securities during the first half of 2008 that is included in other (expense) income, net, in our condensed consolidated statements of income. During the third quarter of 2008, we received notification that we would be eligible to participate in a settlement that would enable us to sell our auction rate securities back to UBS during the period between June 30, 2010 and July 2, 2012. Based on the UBS settlement described above, and our ability and intent to hold the securities until their recovery, we have concluded that the additional $1.2 million in decline in fair value related to these securities should not be categorized as other-than-temporary and therefore are unrealized and included as a component of accumulated other comprehensive (loss) income as of September 30, 2008.

During the third quarter of 2008, we recorded an impairment charge of approximately $1.0 million related to an other-than- temporary impairment of an investment in our portfolio due to the bankruptcy of Lehman Brothers Holdings.

We continue to monitor our overall investment portfolio and if the credit ratings of the issuers of our investments deteriorate or if the issuers experience financial difficulty, including bankruptcy, we may be required to make additional adjustments to the carrying value of securities in our investment portfolio and recognize additional impairment charges for declines in fair value that are determined to be other-than-temporary.

Restricted Cash Equivalents and Investments

	September 30, 2008	December 31, 2007	2008 Compared to 2007
	(In thousands)
Restricted cash equivalents and investments	$63,747	$63,735	$12

Restricted cash equivalents and investments are primarily comprised of approximately $62.8 million in investment securities and cash equivalents pledged as collateral for specified obligations under our synthetic lease arrangement. In October 2008, we terminated the synthetic lease, purchased the underlying property and ceased to be bound by the lease covenants. The majority of the amounts related to our synthetic lease arrangement and classified as restricted cash equivalents and investments as of September 30, 2008, were used to purchase the property and are no longer restricted. See Note 11 to our condensed consolidated financial statements and “— Off-Balance Sheet Arrangement” below

Fair Value Measurements

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

We measure our cash flow hedges at fair value based on indicative prices in active markets and we generally measure our investments in available-for-sale securities at fair value based on quoted prices in active markets for identical securities. We measured our AIG Capped Floater, which is included in Level 2 during the third quarter, using indicative pricing for another security issued by AIG with similar terms which had daily trading activity. Due to the illiquidity in the municipal auction rate securities market caused by failed auctions, quoted prices in active markets are not currently available for our investments in municipal auction rate securities. We measured these securities at fair value using a discounted cash flow model. In our discounted cash flow model we used several assumptions to derive a fair value for our investments in municipal auction rate securities including a discount rate based on the credit quality of the underlying investments and a factor to further discount the investments for the illiquidity currently present in the market for these securities. Accordingly, the portion of our available-for-sale investments, comprised of these securities, changed from Level 1 to Level 3 within SFAS No. 157’s three-tier fair value hierarchy since valuation at December 31, 2007.

Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

Long-term Investments
(in thousands)
Balance at December 31, 2007	$—
Transfers to Level 3	45,450
Unrealized loss included in other comprehensive (loss) income	(1,167)
Impairment included in earnings	(2,792)

Balance at September 30, 2008	$41,491

Impairments included in earnings for the period are reported in other (expense) income, net.

Accounts Receivable, Net

	September 30, 2008	December 31, 2007	2008 Compared to 2007
	(In thousands)
Accounts receivable	$226,240	$230,422	$(4,182)
Allowance for returns	(2,131)	(1,670)	(461)
Allowance for doubtful accounts	(3,337)	(2,891)	(446)

Accounts receivable, net	$220,772	$225,861	$(5,089)

The decrease in accounts receivable when comparing September 30, 2008 to December 31, 2007 is primarily due to timing of sales during the third quarter of 2008 compared to the fourth quarter of 2007. There were lower sales in the last month of the third quarter in 2008 compared to the last month of the fourth quarter in 2007. These results are consistent with the seasonality in our business. The activity in our allowance for returns was primarily comprised of $1.9 million of provisions for returns recorded during 2008 offset by $1.4 million in credits issued for stock balancing rights during 2008. The activity in our allowance for doubtful accounts was comprised of an additional $1.4 million of provisions for doubtful accounts recorded during 2008 partially offset by $1.0 million of uncollectible accounts written off, net of recoveries. From time to time, we could maintain individually significant accounts receivable balances from our distributors or customers, which are comprised of large business enterprises, governments and small and medium-sized businesses. If the financial condition of our distributors or customers deteriorates, our operating results could be adversely affected.

Credit Facility

Effective on August 9, 2005, we entered into the Credit Facility with a group of financial institutions, or the Lenders. Effective September 27, 2006, we entered into an amendment and restatement of the Credit Facility, or the Amendment. The Amendment decreased the overall range of interest we will pay on amounts outstanding on the Credit Facility and lowered the facility fee. In addition, the Amendment extended the term of the Credit Facility. The Credit Facility, as amended, allows us to increase the revolving credit commitment up to a maximum aggregate revolving credit commitment of $175.0 million. The Credit Facility, as amended, currently provides for a revolving line of credit that will expire on September 27, 2011 in the aggregate amount of $100.0 million, subject to continued covenant compliance. A portion of the revolving line of credit (1) in the aggregate amount of $25.0 million may be available for issuances of letters of credit and (2) in the aggregate amount of $15.0 million may be available for swing line loans. The Credit Facility, as amended, currently bears interest at the London Interbank Offered Rate, or LIBOR, plus 0.32% and adjusts in the future in the range of 0.32% to 0.80% above LIBOR based on the level of our total debt and our adjusted earnings before interest, taxes, depreciation and amortization, or EBITDA. In addition, we are required to pay an annual facility fee ranging from 0.08% to 0.20% based on the aggregate amount available under the Credit Facility, as amended, and the level of our total debt and adjusted EBITDA. During the three and nine months ended September 30, 2008, no funds were borrowed under the Credit Facility, as amended, and as of September 30, 2008 there were no amounts outstanding under the Credit Facility, as amended. As of September 30, 2008, we were in compliance with all covenants of the Credit Facility.

Stock Repurchase Program

Our Board of Directors has authorized an ongoing stock repurchase program with a total repurchase authority granted to us of $1.8 billion. We may use the approved dollar authority to repurchase stock at any time until the approved amounts are exhausted. The objective of our stock repurchase program is to improve stockholders’ return. At September 30, 2008, approximately $108.4 million was available to repurchase shares of our common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. A portion of the funds used to repurchase stock over the course of the program was provided by proceeds from employee stock option exercises and the related tax benefit.

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

During the three months ended September 30, 2008, we took delivery of 639,899 shares at an average price of $29.13 per share from our structured repurchase agreements and we expended approximately $50.0 million on open market purchases repurchasing 1,711,758 shares of outstanding common stock at an average price of $29.18. In addition, during the period we made one up-front payment of $25.0 million to a certain financial institution related to a structured stock repurchase agreement.

During the nine months ended September 30, 2008, we took delivery of 3,548,544 shares at an average price of $34.30 per share from our structured stock repurchase agreements and expended approximately $166.2 million on open market purchases repurchasing 5,133,091 shares of outstanding common stock at an average price of $32.38. In addition, during the period, we made aggregate upfront payments of $58.9 million to certain financial institutions related to structured stock repurchase agreements.

As of September 30, 2008, we had prepaid notional amounts of approximately $25.0 million remaining under our structured stock repurchase program, which expires in November 2008. Due to the fact that the total shares to be received under the structured repurchase arrangement outstanding at September 30, 2008 is not determinable until the contract matures, the above price per share amounts exclude the remaining shares to be received, if any, subject to this agreement.

During the three and nine months ended September 30, 2007, we did not receive any shares from our structured stock repurchase agreements and did not make any open market purchases. During the three and nine months ended September 30, 2007, we made up-front payments of $100.0 million to certain financial institutions related to our structured stock repurchase agreements and during the nine months ended September 30, 2007, we received approximately $40.0 million, including a $3.7 million premium related to the maturity of certain of our structured stock repurchase agreements.

Off-Balance Sheet Arrangement

During 2002, we became a party to a synthetic lease arrangement totaling approximately $61.0 million for our corporate headquarters office space in Fort Lauderdale, Florida. The synthetic lease represented a form of off-balance sheet financing under which an unrelated third party lessor funded 100% of the costs of acquiring the property and leased the asset to us. The synthetic lease qualified as an operating lease for accounting purposes and as a financing lease for tax purposes. We did not include the property as an asset or the lease debt as a liability on our condensed consolidated balance sheets. Consequently, payments made pursuant to the lease were recorded as operating expenses in our condensed consolidated statements of income. We entered into the synthetic lease in order to lease our headquarters properties under more favorable terms than under our previous lease arrangements. We do not materially rely on off-balance sheet arrangements for our liquidity or as capital resources.

The initial term of the synthetic lease was seven years, expiring in April 2009. The lease payments varied based on LIBOR, plus a margin. At any time during the lease term and upon thirty days’ written notice, we had the option to purchase the property for an amount representing the original property cost and transaction fees of approximately $61.0 million plus any lease breakage costs and outstanding amounts owed. Effective October 23, 2008, we exercised our option and purchased the property for approximately $61.3 million, including closing costs and legal fees. There were no lease breakage costs incurred.

The synthetic lease included certain financial covenants including a requirement for us to maintain a restricted cash, cash equivalent or investment balance of approximately $62.8 million as collateral, which is classified as restricted cash equivalents and investments in our condensed consolidated balance sheets. We maintained the ability to manage the composition of restricted investments within certain limits and to withdraw and use excess investment earnings from the pledged collateral for operating purposes. Additionally, we were required to maintain a minimum net cash and investment balance of $100.0 million, excluding our collateralized investments, equity investments and outstanding debt as of the end of each fiscal quarter. As of September 30, 2008, we had approximately $664.5 million in cash and investments in excess of this required level. The synthetic lease included non-financial covenants, including the maintenance of the property and adequate insurance, prompt delivery of financial statements to the administrative agent of the lessor and prompt payment of taxes associated with the property. As of September 30, 2008, we were in compliance with all covenants of the arrangement and, following the termination of the synthetic lease, we ceased to be bound by these covenants.

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities, which addresses the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. In December 2003, the FASB issued FIN No. 46 (revised), which replaced FIN No. 46. FIN No. 46 (revised) was effective immediately for certain disclosure requirements and variable interest entities referred to as special-purpose entities for periods ending after December 15, 2003 and for other types of entities for financial statements for periods ending after March 15, 2004. We determined that we were not required to consolidate the lessor, the leased facility or the related debt associated with our synthetic lease in accordance with FIN No. 46 (revised). Accordingly, there was no impact on our financial position, results of operations or cash flows from adoption.

Office Leases

        We have an operating lease obligation related to a property that is not fully utilized that continues to 2018 with a total remaining obligation at September 30, 2008 of approximately $6.5 million, of which $1.1 million was accrued as of September 30, 2008, and is reflected in accrued expenses and other liabilities in our condensed consolidated financial statements. In calculating this accrual, we made estimates, based on market information, including the estimated vacancy periods and sublease rates and opportunities. We periodically re-evaluate our estimates; and if actual circumstances prove to be materially worse than management has estimated, the total charges for these vacant facilities could be significantly higher.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes with respect to the information appearing in Part II, Item 7A., “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2008, our management, with the participation of our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that, as of September 30, 2008, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 6, 2007, a purported shareholder derivative action entitled Sheet Metal Workers Local 28 Pension Fund v. Roger W. Roberts et al. (C.A. No. 07-60316), was filed in the United States District Court for the Southern District of Florida against certain of our current and former directors and officers, and against Citrix Systems, Inc. as a nominal defendant. Two other purported stockholder derivative actions entitled Thomas C. Ekas v. John C. Burris, et al., Case No. 07-cv-61156-KAM, and Steven Crouse v. John C. Burris, et al., Case No. 07-cv-61157-KAM, were filed in Florida Circuit Court for Broward County on July 9, 2007 and July 10, 2007, respectively, against certain of our current and former directors and officers, and against Citrix Systems, Inc. as a nominal defendant. The complaints in these cases assert, among other things, that certain stock option grants made by us were dated and accounted for inappropriately. The complaints seek the recovery of monetary damages and other relief for damage allegedly caused to Citrix Systems, Inc. and do not seek to recover any amounts from us. A settlement resolving these cases has been agreed to and is subject to final court approval. No defendant will be required to make any monetary contribution to the settlement, and the defendants will not concede any wrongdoing as part of the settlement. The settlement provides for an award of attorneys’ fees to plaintiffs’ counsel, most of which will be paid by the Company’s directors’ and officers’ liability insurer and the remainder of which will be paid by the Company. A hearing on final approval of the settlement is scheduled for November 20, 2008.

In addition, we are a defendant in various litigation matters, including other alleged patent infringement matters, generally arising out of the normal course of business. Although it is difficult to predict the ultimate outcome of these cases, we believe that the ultimate outcome will not materially affect our business, financial position, results of operations or cash flows.

ITEM 1A.	RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Part 1, Item 1A., “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which was filed with the Securities and Exchange Commission on February 27, 2008, except as set forth below.

Our investment portfolio has been subject to impairment charges due to the recent financial crisis in the capital markets and may be subject to additional impairment by further deterioration of the capital markets.

Our investment portfolio as of September 30, 2008 primarily consisted of agency securities, corporate securities, municipal (including auction rate) securities, money market funds and government securities. As a result of current adverse financial market conditions, investments in some financial instruments may pose risks arising from liquidity and credit concerns. Although we follow an established investment policy and seek to minimize the credit risk associated with investments by investing primarily in investment grade, highly liquid securities and by limiting exposure to any one issuer depending on credit quality, we cannot give assurances that the assets in our investment portfolio will not lose value or become impaired.

        In the third quarter of 2008, we recognized an unrealized loss related to our investment in the AIG Capped Floater, which was caused by AIG experiencing liquidity challenges, which were reportedly precipitated by problems in the capital markets. AIG’s liquidity problems triggered a downgrade in the credit ratings for its long-term issues to A- and A3 by two rating agencies as of October 3, 2008. If AIG’s financial situation further deteriorates, we may be required to further adjust the carrying value of the AIG Capped Floater and recognize an impairment charge for an other-than-temporary decline in the fair market value of this investment. In the first half of 2008, as previously disclosed, we also recognized losses for other-than-temporary declines in the fair market value of certain auction rate securities held by us, which reduced the carrying values of these securities.

We may be required to recognize additional impairment charges for other-than-temporary declines in fair market value in our investments, including our investment in the AIG Capped Floater. Future market conditions could lead to additional impairment charges and declines in the fair market value of our investment portfolio assets, which could adversely affect our results of operations.

Adverse changes in general economic conditions in the United States or any of the major countries in which we do business could adversely affect our operating results.

As a global company, we are subject to the risks arising from adverse changes in global economic conditions. For example, as a result of the recent financial crisis in the credit markets, softness in the housing markets, difficulties in the financial services sector and continuing economic uncertainties, the direction and relative strength of the U.S. economy has become increasingly uncertain. If economic growth in the United States and other countries’ economies is slowed, our current or potential customers may delay or reduce technology purchases. This could result in reductions in sales of our products, longer sales cycles, slower adoption of new technologies and increased price competition, which could materially and adversely affect our business, results of operations and financial condition.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer

Our Board of Directors has authorized an ongoing stock repurchase program with a total repurchase authority of $1.8 billion, the objective of which is to improve stockholders’ returns. At September 30, 2008, approximately $108.4 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. The following table shows the monthly activity related to our stock repurchase program for the three months ended September 30, 2008:

	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit) (2)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or approximate dollar value) of Shares (or Units) that may yet be Purchased under the Plans or Programs
July 1, 2008 through July 31, 2008	816,699	$28.54	816,699	$178,665
August 1, 2008 through August 31, 2008	1,035,658	29.98	1,035,658	122,612
September 1, 2008 through September 30, 2008	499,300	28.51	499,300	108,378

Total	2,351,657	$29.17	2,351,657	$108,378

(1)	Represents shares received under our prepaid stock repurchase programs and acquired in open market purchases. We expended a net amount of approximately $75.0 million during the quarter ended September 30, 2008 for repurchases of the Company’s common stock. For more information see Note 10 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.
(2)	These amounts represent the cumulative average price paid per share, excluding the effect of premiums received, for shares received under our prepaid stock repurchase programs some of which extend over more than one fiscal period.

ITEM 5.	OTHER INFORMATION

10b5-1 Trading Plans

Our policy governing transactions in our securities by our directors, officers and employees permits our directors, officers and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. We have been advised that, in the third quarter of 2008, David J. Henshall, Senior Vice President and Chief Financial Officer, entered into an amendment to the trading plan he previously entered into in the second quarter of 2008 for purposes of portfolio diversification. We also have been advised that in the fourth quarter of 2008, David Friedman, our General Counsel and Senior Vice President, Human Resources, entered into a trading plan for the exercise and sale of stock options expiring in 2009, and that Peter Levine, our Senior Vice President, Virtualization and Management Division, entered into trading plans involving quarterly sales of stock for purposes of portfolio diversification, in each case in accordance with Rule 10b5-1 and our policy governing transactions in our securities. We undertake no obligation to update or revise the information provided herein, including for revision or termination of an established trading plan.

Amendments to Change in Control Agreements

On November, 2008, we entered into an amendment to the change in control agreement between us and Mark B. Templeton, our Chief Executive Officer, and amendments to the change in control agreements between us and each of David R. Friedman, our General Counsel and Senior Vice President, Human Resources, and David J. Henshall, our Senior Vice President and Chief Financial Officer, who we refer to as our Senior Executives. These amendments had the following effects:

•

To clarify that upon a change in control (in the case of Mr. Templeton) or a termination without cause or for good reason within twelve months after a change of control (in the case of the Senior Executives), the vesting of restricted stock and restricted stock units will be accelerated.

•

To provide that for each performance stock-based award for which the number of options, units or shares has not yet been determined as of the time of a change in control (in the case of Mr. Templeton) or a termination without cause or for good reason within twelve months after a change of control (in the case of the Senior Executives), the performance criteria set forth in the award agreement will be deemed to be 100% attained and the base number of options, units or shares set forth in the award will be issued and fully vested.

•

To provide that, in the event that any payments due under the change in control agreements would be considered “excess parachute payments” and subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, Mr. Templeton and the Senior Executives would not be entitled to a “gross-up payment” from us. Instead the payments under each change of control agreement would be reduced to the maximum amount that can be paid under the Internal Revenue Code without the imposition of an excise tax under Section 4999 of the Internal Revenue Code, but only if such reduction provides a higher benefit on an after-tax basis to Mr. Templeton and the Senior Executives.

•

To defer any payments under the change in control agreements until the earlier of six months after the termination of their employment and their death, to the extent such deferment is necessary to avoid the imposition of an excise tax under Section 409A of the Internal Revenue Code.

In addition to the effects described above, the amendment to the change in control agreements with each Senior Executive increases each Senior Executive’s lump-sum severance payment from one times to one and a half times the sum of the Senior Executive’s annual base salary and his target bonus, both determined as of the date of the Senior Executive’s termination or, if higher, as of the date immediately prior to the change in control.

A copy of the amendments entered into with Mr. Templeton and the Senior Executives are filed herewith as Exhibit 10.1 and Exhibit 10.2, respectively, to this Quarterly Report on Form 10-Q. The original change in control agreements between us and each of Mr. Templeton and the Senior Executives were entered into on August 4, 2005 and filed as Exhibit 10.5 and Exhibit 10.6, respectively, to our Form 10-Q for the quarter ended June 30, 2005.

Amendment to Levine Employment Agreement.

On November, 2008, we entered into an amendment to the employment agreement between us and Peter Levine, our Senior Vice President and General Manager, Virtualization & Management Division. The amendment provides that any payments due under the employment agreement will be deferred until the earlier of six months after the termination of Mr. Levine’s employment and his death, to the extent such deferment is necessary to avoid the imposition of an excise tax under Section 409A of the Internal Revenue

Code. A copy of the amendment to Mr. Levine’s employment agreement is filed herewith as Exhibit 10.3 to this Quarterly Report on Form 10-Q. The original employment agreement between us and Mr. Levine was entered into on August 14, 2007 and filed as Exhibit 10.3 to our Form 10-Q for the quarter ended September 30, 2007.

ITEM 6.	EXHIBITS

(a)	List of exhibits

10.1*	Form of First Amendment to Change of Control Agreement (Chief Executive Officer) between Citrix Systems, Inc. and Mark Templeton

10.2*	Form of First Amendment to Change in Control Agreement between Citrix Systems, Inc. and each of David J. Henshall and David R. Friedman

10.3*	Form of First Amendment to Employment Agreement between Citrix Systems, Inc. and Peter Levine

10.4*	Form of Non-Qualified Stock Option Master Agreement (Domestic)

10.5*	Form of Stock Option Master Agreement (French)

10.6*	Form of Restricted Stock Unit Agreement

10.7	Amendment No. 1, dated as of September 19, 2008, to Credit Agreement dated as of August 8, 2005 among Citrix Systems, Inc., Citrix International GmbH, JPMorgan Chase Bank, N.A., JP Morgan Securities, Inc. and certain other financial institution

31.1	Rule 13a-14(a) / 15d-14(a) Certification

31.2	Rule 13a-14(a) / 15d-14(a) Certification

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 5th day of November 2008.

CITRIX SYSTEMS, INC.

By:	/S/ DAVID J. HENSHALL
David J. Henshall
Senior Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1*	Form of First Amendment to Change of Control Agreement (Chief Executive Officer) between Citrix Systems, Inc. and Mark Templeton

10.2*	Form of First Amendment to Change of Control Agreement between Citrix Systems, Inc. and each of David J. Henshall and David R. Friedman

10.3*	Form of First Amendment to Employment Agreement between Citrix Systems, Inc. and Peter Levine

10.4*	Form of Non-Qualified Stock Option Master Agreement (Domestic)

10.5*	Form of Stock Option Master Agreement (French)

10.6*	Form of Restricted Stock Unit Agreement

10.7	Amendment No. 1, dated as of September 19, 2008, to Credit Agreement dated as of August 8, 2005 among Citrix Systems, Inc., Citrix International GmbH, JPMorgan Chase Bank, N.A., JP Morgan Securities, Inc. and certain other financial institutions

31.1	Rule 13a-14(a) / 15d-14(a) Certification

31.2	Rule 13a-14(a) / 15d-14(a) Certification

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or any compensatory plan, contract or arrangement.