Form 10-K
period 2008-12-31
CITRIX SYSTEMS INC
filed 2009-02-27
CIK 877890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant computed by reference to the price of the registrant’s Common Stock as of the last business day of the registrant’s most recently completed second fiscal quarter (based on the last reported sale price on The Nasdaq Global Select Market as of such date) was $5,275,208,469. As of February 20, 2009 there were 180,113,587 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2008. Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

CITRIX SYSTEMS, INC.

PART I

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in this report, including in Part I, Item 1A “Risk Factors” beginning on page 12.

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

Business Overview

Our goal is to enable a world where virtually anyone can work from almost anywhere. In our drive to achieve our vision, we have been an innovator in the information technology, or IT, industry for almost two decades.

Our three main waves of innovation have had a significant impact on the IT industry:

•	Our first wave of innovation, in the mid-1990s, enabled the virtualization of the Windows desktop with our WinFrame® product. This in turn enabled thin-client computing.

•

Our second wave of innovation, from the late 1990s to the early 2000s, focused on bringing the advantages of application virtualization and IT centralization to businesses with our MetaFrame® line of presentation server products. When an application is virtualized, the business logic of the application runs on a central server, and only screen pixels, keystrokes, and mouse movements—not actual data—are transmitted via an encrypted channel to the user’s computer. Keeping applications under the centralized control of IT administrators enhances data security and reduces the costs of managing separate clients and applications on every user’s desktop. Through our application virtualization solutions, we became a market leader in server-based computing.

•

Our third wave of innovation is ongoing, focusing on a unique and holistic approach to solving application delivery problems, and equipping business to change on-demand. Since 2004, we have transformed Citrix from a company with one product line, to one that offers a broad portfolio of solutions that make people more productive through on-demand access to applications from virtually anywhere. In 2007, with the acquisition of XenSource, we’ve moved Citrix, a pioneer in the application virtualization market, into the adjacent server and desktop virtualization markets. As a result, Citrix is positioned as the only company to offer organizations an end-to-end application delivery infrastructure that leverages the method of application, desktop and server virtualization best suited for the dynamic delivery of applications to virtually any user.

During this period from 2004 to 2008, our revenues have grown from $741.2 million in 2004 to $1.58 billion in 2008.

Today, we design, develop, market, sell and support multiple products in an IT market category called Application Delivery Infrastructure. Our product family brand for all our infrastructure solutions is the Citrix Delivery Center™.

We also offer our GoTo services - GoToMyPc®, GoToMeeting®, GoToAssist®, GoToWebinar® and all their variants, collectively called Online Services, through our Online Services division.

Products

We develop and market comprehensive solutions across all dimensions of application, server and desktop virtualization as well as application and network optimization under the product brand Citrix Delivery Center™. In many cases, IT organizations have not taken a holistic, architectural approach to application delivery. Instead they have taken an incremental approach creating IT systems for delivering applications that are too static, too complex, and costly to maintain. With the realities of slow-growing technology budgets and fast-changing business needs, the strategic architectural approach to application, server and desktop delivery that we offer has the capacity to enable business change.

This overview provides a discussion of our major products and service offerings in these areas.

Citrix Delivery Center

Application Virtualization

•

Citrix® XenApp™ is a widely-deployed application virtualization solution that runs the business logic of applications on a central server, transmitting only screen pixels, keystrokes, and mouse movements—no actual data—via an encrypted channel to users’ computers. Keeping applications under the centralized control of IT administrators enhances data security and reduces the costs of managing separate clients and applications on every user’s desktop. XenApp runs on virtually any platform, including Microsoft® Windows Server® 2008, Windows Server 2003 x64 Edition to Windows Server 2003, Windows® 2000 Server and UNIX®. We offer XenApp as a stand alone product in different editions. The Platinum Edition contains the most features of any version and adds critical capabilities for application performance monitoring, secure sockets layers/virtual private network, or SSL/VPN, remote access with SmartAccess control and single sign-on application security.

Desktop Virtualization

•

Citrix® XenDesktop™, which was released in May 2008, is designed to overcome the challenges of cost, complexity and user experience that have prevented virtual desktops from becoming a mainstream enterprise reality in the past. XenDesktop is a fully integrated desktop delivery system, moving beyond the limitations of existing virtual desktop infrastructure, or VDI, point solutions to ensure the simple, secure, fast delivery of Windows desktops to any office worker over any network. Citrix XenDesktop combines a powerful desktop delivery controller, based on Citrix Desktop Server™ with native XenApp plug-in (formerly called ICA®) protocol support, Xen virtualization infrastructure for hosting any number of virtual desktops in the datacenter, and virtual desktop provisioning to stream a single desktop image on-demand to multiple virtual machines in the datacenter, based on Citrix Provisioning Server™. XenDesktop is available in five versions, Platinum, Enterprise, Advanced, Standard and Express. Platinum is the most feature rich version, and Express is offered free of charge.

Server Virtualization

•

Citrix®XenServer™ is an enterprise-class platform for managing server virtualization in the datacenter as a flexible aggregated pool of computing and storage resources. Based on the high-performance Xen virtualization engine, XenServer combines comprehensive server virtualization capabilities with scalability, performance and ease-of-use. The product line ranges from Citrix XenServer Express Edition, a single-server solution available for free download, to the more comprehensive Citrix XenServer Enterprise Edition, formerly XenEnterprise. In early 2008, we announced Citrix XenServer Platinum Edition, which addresses both virtual and physical servers.

•

Citrix Essentials ™ for XenServer™ and Hyper-V™, announced in February 2009, adds a set of advanced management and automation capabilities to the Citrix and Microsoft server virtualization platforms. This solution adds the following capabilities to existing virtualization management systems: lab automation, high availability, provisioning, workflow orchestration and seamless integration with leading storage systems.

Application Networking

•

Citrix® NetScaler® Web application delivery solutions are purpose built appliances that accelerate application performance up to five times, while simultaneously reducing datacenter costs. They provide visibility into the end-user application experience and comprehensive Web application security in concert with advanced traffic management. NetScaler is an ideal solution for any enterprise seeking accelerated Web application performance, improved Web application security and increased application availability. NetScaler is available in three versions: Platinum, Enterprise and Standard, with the Platinum Edition containing the most features.

•

Citrix Access Gateway™ is an SSL/VPN that securely delivers applications with policy-based SmartAccess control. Users have easy-to-use secure access to the applications and data they need to be productive. Organizations can cost effectively extend access to datacenter resources from outside the office, while maintaining unprecedented control through comprehensive SmartAccess policies.

•

Citrix Repeater™ solutions provide high-performance application delivery to branch office users that increase productivity and reduce IT costs in the enterprise branch by delivering local area network-like application performance over the wide area network, or WAN. Appliance products in the Citrix Repeater family of solutions, including Citrix Branch Repeater™ (formerly WANScaler®) and Citrix Branch Repeater™ with Windows Server®, developed in partnership with Microsoft, can accelerate applications to datacenters and mobile workers. The AutoOptimizer™ Engine, which serves as the cornerstone of the Citrix Repeater architecture, offers flexible deployment options. The Citrix Repeater client software accelerates application delivery to other remote users including those in smaller branch offices, home offices and business travelers, while users in larger branch offices are supported with Citrix Repeater appliances.

In addition to these major products in these core market areas of application, desktop and server virtualization, and application networking, we offer several feature capabilities customers can choose to add value to our major products including EdgeSight®, Citrix Password Manager, Provisioning Server, Citrix Application Firewall™ and Citrix Easy Call™ . Further, we offer a remote access product, called Citrix Access Essentials™, aimed at small businesses supporting up to 75 users.

Online Services

Online Services is focused on developing and marketing Web-based access, support and collaboration software and services.

•

GoToMyPC® is an online solution that provides secure, remote access to Windows® PC desktops from virtually any Internet-connected computer. GoToMyPC, which sets up easily with a secure encrypted connection, enables individuals to remotely use any resources hosted on their desktop just as though they were sitting in front of it. GoToMyPC® Pro, tailored for the needs of professionals and small offices, supports up to 50 PCs, rolls out secure, remote access for multiple users in minutes, and features an administration Website in which managers can add, suspend and delete users and run usage reports. GoToMyPC® Corporate is built for businesses that require detailed reporting, in-depth administration features, assign and manage remote-access privileges for employees with advanced security features.

•

GoToMeeting® is an online, easy-to-use, secure and cost-effective solution for online meetings, training sessions and collaborative gatherings. GoToMeeting allows a user with a PC or Mac and an Internet browser to easily host, attend or participate in an online meeting or session without significant training. GoToMeeting is capable of providing a standard PSTN conference dial-in number, voice over Internet protocol (VOIP), or a user provided dial-in number. It features advanced secure communication architecture that uses industry-standard secure sockets layers, or SSL. The service offers flat-fee pricing for any number of meetings of any length, for up to 15 attendees per meeting. We also offer GoToMeeting® Corporate which supports multiple organizer accounts, unlimited meetings with up to 25 attendees, robust reporting, additional customization options and advanced administrative capabilities.

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

•

GoToWebinar® is a simple and affordable solution to conduct online events, such as large sales presentations and marketing events over the Internet. GoToWebinar has the capacity to scale to 1,000 attendees per event and includes such features as full-service registration with real-time reports, customized branding of Webinar materials, automated e-mail templates, free integrated voice conferencing or toll-free service, VoIP, attendee polling and survey capability, Webinar dashboard to monitor audiences, and easy controls for quickly changing presenters.

In October 2008, we acquired Vapps, an audio services company, with advanced VOIP-based audio technology. We plan to market conference calling services directly to small business users, or SMBs, and enterprises based on Vapps’ audio services technology.

Technical Services

We provide a portfolio of services designed to allow our customers and entities with which we have a technology relationship to maximize the value of our Citrix Delivery Center solutions. These services are available are available for additional fees to customers.

•

Consulting Services help ensure the successful implementation of our solutions. Tested methodologies, certified professionals and best practices developed from real-world experience allow our consulting services organization to provide guidance and support to partners and customers to maximize the effectiveness of their access infrastructure implementations.

•

Technical Support Services accommodate the unique ongoing support needs of customers. Our technical support services are specifically designed to address the variety of challenges facing access infrastructure environments. We offer five support-level options, global coverage and personalized relationship management.

•

Product Training & Certification teaches customers and partners how to optimally utilize Citrix products and keep their organizations running smoothly. Authorized Citrix training is available when and how it is needed. Traditional or virtual instructor-led training offerings feature Citrix Certified Instructors conducting scheduled classes in a classroom or remote setting at one of approximately 280 Citrix Authorized Learning Centers™, or CALCs, worldwide. CALCs are staffed with instructors that have been certified by us and teach their students using Citrix-developed courseware. Self-Paced Online offerings, available to students 24 hours a day, seven days a week, provide technically robust course content without an instructor and often include hands-on practice via virtual labs. Certifications are available for administrators, engineers, and architects.

Except for the Web-based desktop access, support and collaboration services offered by our Online Services division, our other service activities are related to post-sale technical support, pre- and post-sale consulting and product training services. Post-sale technical support is offered through Citrix-operated support centers located in the United States, Ireland, Japan, Hong Kong and Australia. In most cases, we provide technical advice to channel distributors and entities with which we have a technology relationship, who act as the first line of technical assistance for end-users. In some cases, end-users can also choose from a Citrix-delivered fee-based support program ranging from one-time incident charges to an enterprise-level support agreement covering multiple sites and servers. In addition, we also provide free technical advice through online support systems, including our Web-based “Knowledge Center.” For pre- and post-sale consulting, Citrix Consulting, a consulting services organization, provides both exploratory and fee-based consulting services. These services include on-site systems design and implementation services targeted primarily at enterprise-level clients with complex IT environments. Citrix Consulting is also responsible for the development of best practice knowledge that is disseminated to businesses with which we have a business relationship and end-users through training and written documentation. Leveraging these best practices enables our integration resellers to provide more complex systems, reach new buyers within existing customer organizations, and provide more sophisticated system proposals to prospective customers.

Technology

Our products are based on a full range of industry-standard technologies. In addition, certain of our products are also based on our proprietary technologies.

•

Independent Computing Architecture, or ICA® technology, is core to application virtualization that allows an application’s graphical end-user interface to be displayed on almost any client device while the application logic is executed on a central server. Centralizing application processing on the server enables centralized management of applications, end-users, servers, licenses and other system components for greater efficiency and lower cost. ICA technology also minimizes the amount of data traveling across an end-user’s network by limiting the data transported to and from the client device to encrypted screen refreshes, keystrokes and mouse clicks. This enhances access security, improves application performance, lowers bandwidth consumption, and lowers the TCO for deploying and accessing the latest, most powerful applications and information.

•

SmartAccess is a strategic aspect of Application Delivery and is the ability to ensure that application delivery is tailored precisely to the needs of the user, the location and device from which access is being attempted and the safeguards set by those who own and/or administer the accessed resources. SmartAccess forms an important element of our Application Delivery Infrastructure value proposition.

•

The NetScaler® Software Packet Engine, or the Packet Engine, forms the foundation of our NetScaler Application Delivery line of products. The Packet Engine allows high-performance networking and packet processing without the need for special purpose hardware.

•

Xen® open source technology is the basis for our hypervisor products. The Xen® hypervisor is a key component of the XenServer™ product line. See Part I—Item 1A entitled “Risk Factors,” for more information regarding the open source technology.

Customers

We take a unique and holistic approach to solving application delivery problems, and we equip businesses to change—on-demand. We do this through an expansive product portfolio that brings enormous benefits and cost savings to our customers. The strategic value that we offer brings multiple buyers to the table, each with a different perspective on the problems we solve. We believe that the five primary IT buyers involved in decision-making related to application delivery solutions are:

•

Strategic IT Executives are the senior executives, including chief information officers, chief technology officers and vice presidents of infrastructure, who have responsibility for ensuring all applications are delivered with the best performance, security and cost-savings.

•	Network Architects are the people and groups responsible for delivering Web-based applications who have primary responsibility for the WAN infrastructure for all applications.

•	IT Infrastructure Managers are the people and groups responsible for delivering Windows-based applications.

•	Desktop Operations Managers are the people and groups responsible for managing Windows Desktop environments.

•	Server Operations Managers are the people and groups responsible for managing the datacenter.

In addition to these five primary IT buyers, we market and sell access and collaboration software and services to consumers and small businesses through our Online Services division. Our Online Services division also markets and sells Web-based remote support systems to corporate help desks.

We offer perpetual and term-based software licenses for our Citrix Delivery Center™ products, along with annual subscriptions for software maintenance, technical support and online services. Perpetual licenses allow our customers to use the version of software initially purchased into perpetuity while term-based licenses are limited to a specified period of time. Software maintenance gives customers the right to upgrade to new software versions if and when any updates are delivered during the maintenance term. Perpetual license software products come primarily in electronic-based forms, and we also offer packaged shrink-wrap products to meet our customer form factor requirements. Our Online Services products can be accessed over the Internet during the subscription period. Our hardware appliances come pre-loaded with software for which customers can purchase perpetual licenses and annual maintenance.

Technology Relationships

We have entered into a number of technology relationships to develop customer markets for our products for distributed Windows and non-Windows applications and to accelerate the development of our existing and future product lines.

Microsoft

Since our inception, we have had a number of license agreements with Microsoft. These agreements have provided us with access to certain Microsoft source and object code, technical support and other materials. We also have licensed our multi-user Windows NT extensions to Microsoft for inclusion in Microsoft’s Windows Server products.

In December 2004, we entered into a technology collaboration agreement with Microsoft to further enhance the overall ability to extend Windows® Terminal Server. In conjunction with the technology collaboration agreement, we and Microsoft entered into a patent cross license and source code licensing agreements that extended our access to source code for current versions of Microsoft Windows Server. The technology collaboration agreement also provides us access to the source code for Microsoft Windows Server 2008; and in September 2007, we signed a source code license with Microsoft for the general release version of Windows Server 2008. The technology collaboration agreement has a five-year term which expires in December 2009. The technology collaboration, patent cross license and source code licensing agreements do not provide for payments to or from Microsoft.

There can be no assurances that our agreements with Microsoft will be extended or renewed by Microsoft upon their respective expirations or that, if renewed or extended, such agreements will be on terms favorable to us. See Part 1—Item 1A entitled “Risk Factors” for more information on our agreements with Microsoft.

Intel

In December 2008, we entered into an agreement with Intel Corporation, or Intel, to develop virtualization solutions that will optimize the delivery of applications and desktops to Intel processor based devices.

Additional Relationships

Currently, numerous devices incorporate Citrix ICA, including Windows CE devices, Macintosh clients, Linux Terminals, and other information appliances, such as wireless phones and other handheld devices. ICA licensees include Wyse Technologies, Hewlett-Packard Company, Fujitsu Limited, and Philips Speech Recognition Systems, among others.

In addition, we have initiated the Citrix Partner Network™, which is a coalition of approximately 10,000 companies from across the IT spectrum that design and market solutions that are complementary to the Citrix product family. An initiative called Citrix Ready™ was introduced in 2007 as part of the Citrix Global Alliance Program™. Citrix Ready identifies recommended solutions that are trusted to enhance the Citrix Delivery Center. All products featured in Citrix Ready have completed verification testing, providing confidence in joint solution compatibility. By leveraging our industry leading alliances and Partner Network, Citrix Ready showcases select trusted solutions designed to meet various business needs. Through an online catalog and our Citrix Ready branding program, customers can easily find and build a trusted application delivery infrastructure. For further information on the Citrix Partner Network see “—Sales, Marketing and Support.”

Research and Development

We focus our research and development efforts on developing new products and core technologies in the Application Delivery Infrastructure market and further enhancing the functionality, reliability, performance and flexibility of existing products. We solicit extensive feedback concerning product development from customers, both directly from and indirectly through our channel distributors. In addition, over the past several years, acquisitions have played an important role in establishing ourselves as a leading provider of Application Delivery Infrastructure products. Our key strategic acquisitions include:

•

In 2005, we acquired additional expertise in Web application optimization, Transmission Control Protocol, multiplexing, multi-protocol compression, SSL acceleration, application traffic management, dynamic caching and Web application firewall technologies;

•	In 2006, we acquired additional expertise in tools that monitor the end-user experience, WAN optimization and acceleration;

•	In 2007, we made strategic acquisitions to position ourselves in the fast-growing server and desktop virtualization markets; and

•	In 2008, we acquired quality of service, or QoS, technology capabilities to be integrated into our Citrix Repeater products.

We believe that our software development teams and core technologies represent a significant competitive advantage for us. Included in the software development teams is a group focused on research activities that include prototyping ways to integrate emerging technologies and standards into our product offerings, such as emerging Web services technologies, management standards and Microsoft’s newest technologies. Many groups within the software development teams have expertise in XML-based software development, integration of acquired technology, multi-tier Web-based application development and deployment, SSL secure access, hypervisor technologies and building software as a service. We maintain teams working close to Microsoft in Redmond, Washington which are focused on enhancing and adding value to the next generation of Microsoft Windows Server, virtualization and management products. We incurred research and development expenses of approximately $288.1 million in 2008, $205.1 million in 2007 and $155.3 million in 2006.

Sales, Marketing and Services

We market and license our products and services primarily through multiple channels worldwide, including VARs, channel distributors, SIs and ISVs, our Websites and OEMs, managed by our worldwide sales force. We provide training and certification to integrators, VARs and consultants for a full-range of Citrix-based infrastructure products, solutions and services through our Citrix Partner Network. In addition, our Online Services division provides software as a service through direct sales and our Websites.

In 2008, we continued to focus our efforts on increasing the productivity of our existing partners and building capacity through recruitment of new partners to sell and implement our expanding product portfolio, including an effort to recruit partners to sell and implement XenServer, our server virtualization product. We continue to see success with our innovative channel incentive program, Citrix Advisor Rewards. The Citrix Advisor Rewards™ program is an innovative influencer program that rewards our partners for registering projects and providing value-added selling even if they do not fulfill the product. This program has helped limit channel conflict and increase partner loyalty to us. We regularly take actions to improve the effectiveness of our partner programs, and to strengthen our channel relationships, including managing non-performing partners, adding new partners with expertise in selling into new markets, and forming additional relationships with global and regional SIs and ISVs. SIs and ISVs are becoming a more substantial part of our strategy in the large enterprise and government markets. The SI program includes members such as Accenture Ltd., Atos Origin, Computer Sciences Corporation, Electronic Data Systems Corporation, Fujitsu-Siemens Computers GmbH, Hewlett-Packard Company, IBM Global Services, Infosys Technologies Limited and TATA Consultancy Services Limited, among others. The ISV program has a strong representation from targeted industry verticals such as healthcare, financial services and telecommunications. Members in the ISV program include Cerner Corporation, Epic Systems Corporation, ESRI, McKesson Corporation, Microsoft, Oracle Corporation, Sage Group plc, SAP AG and Siemens Medical Health Solutions, among many others.

Our sales and marketing organization actively supports our channel distributors and VARs. Our sales organization consists of field-based systems sales engineers and corporate sales professionals. Additional sales personnel, based all over the world support these field personnel. These additional sales personnel recruit prospective customers, provide technical advice with respect to our products and work closely with key channel distributors and VARs of our products.

Although we work with multiple channel distributors and VARs, one channel distributor, Ingram Micro, accounted for 12% of our total net revenues in 2008 and 10% of our total net revenues in 2007 and 2006. Our channel distributor arrangements with Ingram Micro consist of several non-exclusive, independently negotiated agreements with its subsidiaries, each of which covers different countries or regions. Each of these agreements is separately negotiated and is independent of any other contract (such as a master distribution agreement). None of these contracts was individually responsible for over 10% of our total net revenues in each of the last three fiscal years. In addition, there was no individual VAR that accounted for over 10% of our total net revenues in 2008, 2007 and 2006.

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

We provide most of our channel distributors with stock-balancing and price protection rights, although the amount of inventory on hand with channel distributors is very small. These amounts are estimated and provided for at the time of sale as a reduction of revenue. Stock balancing rights permit channel distributors to return products to us up to the forty-fifth day of the fiscal quarter, subject to ordering an equal dollar amount of our other products prior to the last day of the same fiscal quarter. We are not obligated to accept product returns from our channel distributors under any other conditions, unless the product item is defective in manufacture. Product items returned to us under the stock-balancing program must be in new, unused and unopened condition. Price protection rights require that we grant retroactive price adjustments for inventories of our products held by channel distributors or VARs if we lower our prices for such products. In the event that we decide to reduce our prices, we will establish a reserve to cover exposure to channel distributor inventory. We have not reduced and have no current plans to reduce the prices of our products for inventory currently held by channel distributors or VARs. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” and Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2008 for information regarding our revenue recognition policy.

International revenues (sales outside the United States) accounted for approximately 45.8% of our net revenues for the year ended December 31, 2008, 44.5% of our net revenues for the year ended December 31, 2007 and 47.4% for the year ended December 31, 2006. For detailed information on our international revenues, please refer to Note 12 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2008.

Operations

We control all purchasing, inventory, scheduling, order processing and accounting functions related to our operations. For our Application and Server Virtualization products, production, warehousing and shipping are performed internally in the United States and by independent contractors on a purchase order basis in Ireland, depending upon the customer’s geographic market. Master software CD-ROMs, development of user manuals, packaging designs, initial product quality control and testing are primarily performed at our facilities. In some cases, independent contractors also duplicate CD-ROMs, print documentation and package and assemble products to our specifications. Production, final test, warehousing and shipping for our Application Networking products, including our Citrix Repeater appliance products, NetScaler products and Access Gateway products are primarily performed by a third-party contract manufacturer.

For our Application and Server Virtualization products, internal manufacturing capabilities and independent contractors provide a redundant source of manufacture and assembly. For our Application Networking products, internal manufacturing capabilities and independent contractors provide us with the flexibility needed to meet our customer product and delivery requirements. We have manufacturing relationships primarily with Flextronics and Super Micro Computer, Inc., under which we have subcontracted the majority of our manufacturing activity. This subcontracting activity extends from prototypes to full production and includes activities such as material procurement, final assembly, test, control, shipment to our customers and repairs. Together with our contract manufacturers, we design, specify and monitor the tests that are required to meet internal and external quality standards. Our contract manufacturers manufacture our products based on forecasted demand for our products. Each of the contract manufacturers procures components necessary to assemble the products in our forecast and test the products according to our specifications. Products are then shipped to our channel distributors, VARs or end-users. If the products go unsold for specified periods of time, we may incur carrying charges or obsolete material charges for products ordered to meet our forecast or customer orders. In 2008, we did not experience any material difficulties or significant delays in the manufacture and assembly of our products.

We do not believe that backlog, as of any particular date, is a reliable indicator of future performance. While it is generally our practice to promptly ship product upon receipt of properly finalized purchase orders, we sometimes have orders that have not shipped. Although the amount of such product license orders may vary, the amount, if any, of such orders at the end of a particular period is not material to our business.

We believe that our fourth quarter revenues and expenses are affected by a number of seasonal factors, including the lapse of many corporations’ fiscal year budgets and an increase in amounts paid pursuant to our sales compensation plans due to increases in fourth quarter revenue. We believe that these seasonal factors are common within our industry. Such factors historically have resulted in first quarter revenues in any year being lower than the immediately preceding fourth quarter. We expect this trend to continue through the first quarter of 2009. In addition, our European operations generally generate lower revenues in the summer months because of the generally reduced economic activity in Europe during the summer. This seasonal factor also typically results in higher fourth quarter revenues.

Competition

We sell our products in intensely competitive markets. Some of our competitors and potential competitors have significantly greater financial, technical, sales and marketing and other resources than we do. The competitive environment for each core product area is described below.

Citrix Delivery Center

•

Application Virtualization—We are the global leader in application virtualization, and we believe that our flagship product, XenApp, provides a greater level of features, functionality, and interoperability with other virtualization technologies than the products of our competitors. In addition, we have the benefit of being the first to market in application virtualization and of having established a very large installed customer base. Our primary competition in the application virtualization market is VMware, Inc.’s ThinApp product suite. The predecessor to ThinApp, Thinstall, was developed and marketed by a private company and did not pose a serious competitive threat to XenApp. Now Thinstall has been acquired by VMware, which has significantly more resources, ThinApp may pose a greater competitive challenge to us in the future.

•

Desktop Virtualization—XenDesktop, our desktop virtualization product, is a new product and a new way of managing desktops. Our primary competition in desktop management is the existing IT practice of managing physical desktops as a device. Citrix’s vision is to enable IT executives to rethink how desktops can be delivered as a service rather than viewing desktops as a device. We believe that the competitive advantage of XenDesktop is that it reduces the costs of traditional desktop management methods by virtualizing desktops so they can be more easily and efficiently maintained.

•

Server Virtualization—With respect to our XenServer or server virtualization product, we compete primarily with VMware, who was first to market with server virtualization and widely regarded as the market leader. We believe that our existing product offering is competitive in terms of scalability and enterprise-class capabilities with VMware’s products, and we are differentiating ourselves by offering a greater level of interoperability. Further, in February 2009, we announced that we would offer an enterprise-class XenServer product for free, lowering the entry price of server virtualization for businesses of all sizes, and make available advanced management and automation capabilities through Citrix®Essentials ™ for XenServer™. In 2008, Microsoft entered this market with a hypervisor-based server virtualization product called Hyper-V, a product for which we provide advanced virtualization and management capabilities through our Citrix®Essentials ™ for Hyper-V™ product announced in February 2009 . We are also optimizing our server virtualization products for other Citrix products and third party products to offer end-to-end application delivery solutions.

•

Application Networking—Our NetScaler or web application delivery products compete against other established competitors including, Cisco Systems, Inc., or Cisco, and F5 Networks, Inc., or F5. Both competitors compete with Citrix for traditional enterprise sales opportunities, while F5 is Citrix’s principal competitor in the Internet-centric market segment. Both Cisco and F5 feature products with varying levels of functionality. We continue to enhance NetScaler’s feature capability and aggressively market NetScaler to our existing customer base. Our Access Gateway or SSL/VPN product faces competition from Cisco and Juniper Networks, Inc., or Juniper. Both competitors are well known and established in the SSL/VPN market. In contrast, Citrix has not had a presence in that market for as long as its competitors and does not command the same level of brand recognition. We do, however, have the largest market share measured in units. Our competitive success in this market has come from bundling our SSL/VPN product with our other products, primarily XenApp, to offer a comprehensive end-to-end application delivery solution, a key differentiator for Citrix. Our Citrix Repeater family of products compete with Cisco, Riverbed Technology, Inc., or Riverbed, and Blue Coat Systems, or Blue Coat. Cisco enjoys the largest market share, benefiting from their leadership in the networking market. Riverbed and Bluecoat are less established companies than Citrix, but have the advantage of being focused solely on WAN optimization. Citrix continues to develop enhanced features and functionality for its Citrix Repeater products, in addition to optimizing their performance with existing Citrix products, to differentiate them from our competition. We are also able to bundle them with existing products and aggressively market them to our installed-base, which we believe gives us a competitive advantage.

Online Services

We believe, that our remote access, or GoToMyPC service, and our collaboration services, which include GoToMeeting and GoToWebinar, continue to maintain a solid leadership position, particularly among SMBs in extremely competitive markets. GoToMeeting’s “all-you-can-meet” pricing has proven attractive to users. Our primary competition in web conferencing for GoToMeeting and GoToWebinar remains the market leader, Cisco’s WebEx. In remote support, we compete with Cisco’s WebEx and LogMeIn.

We believe that we will further address the needs of the broad remote support market, with GoToAssist Express, which was released in February 2009. GoToAssist Express is a remote support service that is purpose-built for individual users, consultants and small businesses. With this addition to GoToAssist Corporate, we will be the only provider of purpose-built remote support solutions for all segments of the market. In remote access, GoToMyPC remains the market leader in revenue.

We continue to differentiate our services with improved feature functionality and capabilities for all products, while focusing on our key competitive differentiator—delivering an excellent customer experience through simple, secure, reliable and cost efficient services.

As the markets for our products and services continue to develop, additional companies, including companies with significant market presence in the computer appliances and software and networking industries, could enter the markets in which we compete and further intensify competition. In addition, we believe price competition could become a more significant competitive factor in the future. As a result, we may not be able to maintain our historic prices and margins, which could adversely affect our business, results of operations and financial condition. See “—Technology Relationships” and Part I—Item 1A entitled “Risk Factors.”

Proprietary Technology

Our success is dependent upon certain proprietary technologies and core intellectual property. We have been awarded a number of domestic and foreign patents and have a number of pending patent applications in the United States and foreign countries. Our technology is also protected under copyright laws. Additionally, we rely on trade secret protection and confidentiality and proprietary information agreements to protect our proprietary technology. We have trademarks or registered trademarks in the United States and other countries, including Citrix®, Citrix Access Gateway™, Citrix App Receiver™, Citrix Delivery Center™, Citrix EasyCall™, Citrix Provisioning Server™, Citrix RepeaterTM, Citrix Subscription Advantage™, Citrix Synergy™, Branch Repeater™, GoToAssist®, GoToMeeting®, GoToMyPC®, GoToWebinar®, HDX™, ICA®, NetScaler®, WANScaler™, Xen®, XenApp™, XenDesktop™, and XenServer™. While our competitive position could be affected by our ability to protect our proprietary information, we believe that because of the rapid pace of technological change in the industry, factors such as the technical expertise, knowledge and innovative skill of our management and technical personnel, our technology relationships, name recognition, the timeliness and quality of support services provided by us and our ability to rapidly develop, enhance and market software products could be more significant in maintaining our competitive position. See Part I—Item 1A entitled “Risk Factors.”

Available Information

Our Internet address is http://www.citrix.com. We make available, free of charge, on or through our Website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements on Form DEF 14A and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. The information on our Website is not part of this Annual Report on Form 10-K for the year ended December 31, 2008.

Employees

As of December 31, 2008, we had 5,040 employees. On January 28, 2009, we announced a strategic restructuring program which included steps to reduce our headcount by approximately 500 full-time positions, or approximately 10% of our global workforce. We believe our relations with employees are good. In certain countries outside the United States, our relations with employees are governed by labor regulations.

ITEM 1A.	RISK FACTORS

Our operating results and financial condition have varied in the past and could in the future vary significantly depending on a number of factors. From time to time, information provided by us or statements made by our employees contain “forward-looking” information that involves risks and uncertainties. In particular, statements contained in this Annual Report on Form 10-K for the year ended December 31, 2008, and in the documents incorporated by reference into this Annual Report on Form 10-K for the year ended December 31, 2008, that are not historical facts, including, but not limited to statements concerning new products, development and offerings of products and services, market positioning, Application Networking, Application Performance Monitoring, Citrix Delivery Center, Desktop Virtualization, Server Virtualization, Application Virtualization, Subscription Advantage, XenApp, NetScaler, XenServer and XenDesktop, Citrix Ready, Citrix Repeater products and Access Gateway, our Partner Network, Product Licenses, cash and non-cash charges, product and price competition, our Online Services division, competition and strategy, customer diversification, employees, suppliers, contract manufacturers, product price and inventory, contingent consideration payments, deferred revenues, government regulation (including the FCC), seasonal factors, natural disasters, stock-based compensation, licensing and subscription renewal programs, computer system enhancements, international operations and expansion, revenue recognition, profits, growth of revenues, composition of revenues, cost of net revenues, operating expenses, sales and sales cycle, marketing and support expenses, general and administrative expenses, research and development expenses, obsolete materials charges, royalty payments, valuations of investments and derivative instruments, technology relationships, open source software, reinvestment or repatriation of foreign earnings, gross margins, amortization expense, goodwill and intangible assets, interest income, interest expense, impairment charges, anticipated operating and capital expenditure requirements, cash inflows, contractual obligations, our Credit Facility, in-process research and development, tax rates and deductions, tax liabilities and benefits, SFAS No. 109, SFAS No. 123R, SFAS No. 141R, SFAS No. 157, SFAS No. 160, SFAS No. 161, leasing activities and obligations, acquisitions, stock repurchases, investment transactions (including our investment in bonds issued by AIG Matched Funding Corporation (the “AIG Capped Floater”) and investments in auction rate and available-for-sale securities) changes in domestic and foreign economic conditions and credit markets, restructuring activities (including our Strategic Restructuring Program), customer delays or reductions in technology purchases, liquidity, litigation matters, intellectual property matters, distribution channels, stock price, payment of dividends, Advisor Rewards program, Microsoft agreements the Intel agreement, price protection rights, proprietary technology, security measures, third party licenses, and potential debt or equity financings constitute forward-looking statements and are made under the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are neither promises nor guarantees. Our actual results of operations and financial condition have varied and could in the future vary materially from those stated in any forward-looking statements. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Annual Report on Form 10-K for the year ended December 31, 2008, in the documents incorporated by reference into this Annual Report on Form 10-K or presented elsewhere by our management from time to time. Such factors, among others, could have a material adverse effect upon our business, results of operations and financial condition. We caution readers not to place undue reliance on any forward-looking statements, which only speak as of the date made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.

Adverse changes in general economic conditions in the United States or any of the major countries in which we do business could adversely affect our operating results.

As a global company, we are subject to the risks arising from adverse changes in global economic and market conditions. The worldwide economy is currently undergoing unprecedented turmoil amid stock market volatility, difficulties in the financial services sector, tightening of the credit markets, softness in the housing markets, concerns of inflation and deflation, reduced corporate profits and capital spending, and continuing economic uncertainties. This recession and the uncertainty about future economic conditions could negatively impact our current and prospective customers and result in delays or reductions in technology purchases. As a result, we could experience fewer orders, longer sales cycles, slower adoption of new technologies and increased price competition, any of which could materially and adversely affect our business, results of operations and financial condition. The adverse economic conditions also may negatively impact our ability to obtain payment for outstanding debts owed to us by our customers or other parties with whom we do business. We cannot predict the timing, strength or duration of this severe global economic recession or subsequent recovery.

Our business could be adversely impacted by conditions affecting the information technology market.

The demand for our products and services depends substantially upon the general demand for business-related computer appliances and software, which fluctuates based on numerous factors, including capital spending levels, the spending levels and growth of our current and prospective customers, and general economic conditions. Fluctuations in the demand for our products and services could have a material adverse effect on our business, results of operations and financial condition. Moreover, the purchase of our products is often discretionary and may involve a significant commitment of capital and other resources. As a result of poor general economic and market conditions, future economic projections for the information technology sector are uncertain as companies reassess their spending for technology projects. In the past, adverse economic conditions decreased demand for our products and negatively impacted our financial results. If an unfavorable environment for information technology spending continues, it could negatively impact our business, results of operations and financial condition.

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

Our current competitors in these markets include Cisco, F5, Juniper, Riverbed, VMware, Microsoft and Blue Coat. For further discussion of the competitive environment for our products, see the section entitled “Competition” in Part 1—Item 1.

As the markets for our products and services continue to develop, additional companies, including companies with significant market presence in the computer appliances, software and networking industries could enter the markets in which we compete and further intensify competition. In addition, we believe price competition could become a more significant competitive factor in the future. As a result, we may not be able to maintain our historic prices and margins, which could adversely affect our business, results of operations and financial condition.

Sales of our Application Virtualization products constitute a majority of our revenue and decreases in demand for our Application Virtualization products could adversely affect our results of operations and financial condition.

We anticipate that sales of our Application Virtualization products and related enhancements and upgrades will constitute a majority of our revenue for the foreseeable future. Our ability to continue to generate revenue from our Application Virtualization products will depend on market acceptance of Windows Server Operating Systems and/or UNIX Operating Systems. Declines and variability in demand for our Application Virtualization products could occur as a result of:

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

Our Server Virtualization products and services are based on an emerging technology, the market for this line of products and services remains uncertain.

Our Server Virtualization products and services are based on an emerging technology platform, the success of which will depend on organizations and customers perceiving technological and operational benefits and cost savings associated with adopting server and desktop virtualization solutions. The relatively limited extent to which server virtualization solutions have been adopted may make it difficult to evaluate this technology’s impact on our business because the market for these products and services remains uncertain. To the extent that the server virtualization market develops more slowly or less comprehensively than we expect, the revenue growth associated with virtualization products and services may be slower than currently expected, which could adversely affect our business, results of operations and financial condition.

We acquired XenSource in October 2007 with the expectation that the acquisition would result in various benefits including, among other things, enhanced revenue and profits, greater market presence and development, and enhancements to our product portfolio and customer base. The acquisition of XenSource moved us into the adjacent server and desktop virtualization markets, which we believe will allow us to extend our leadership in the broader Application Delivery Infrastructure market by adding key enabling technologies that make the end-to-end computing environment more flexible, dynamic and responsive to business change. We may not realize any of these benefits.

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

In order for a number of our products to succeed in the future, we believe the demand for technology will need to shift from the types of products and services we and our competitors have sold in the past to a new generation of products we now offer. For example, we cannot guarantee that our Citrix Delivery Center products and Online Services will achieve the broad market acceptance by our channel partners and entities with which we have a technology relationship, customers and prospective customers necessary to generate significant revenue. In addition, we cannot guarantee that we will be able to respond effectively to technological changes or new product announcements by others. If we experience material delays or sales shortfalls with respect to our new products and services or new releases of our current products and services, those delays or shortfalls could have a material adverse effect on our business, results of operations and financial condition.

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

In December 2004, we entered into a five-year technology collaboration and licensing agreement with Microsoft Corporation, and in September 2007, we entered into a three-year source code license with Microsoft for the general release version of Windows Server 2008. These arrangements include a technology initiative for closer collaboration on terminal services functionality in future server operating systems, continued access to source code for key components of Microsoft’s current server operating systems, and a patent cross-licensing agreement. There can be no assurances that our current licenses with Microsoft will be extended or renewed by Microsoft after their respective expirations. In addition, Microsoft could terminate the current licenses before the expiration of the term for breach or upon a change of control. The early termination or the failure to renew certain of our current licenses with Microsoft in a manner favorable to us could negatively impact the timing of our release of future Application Virtualization products and enhancements.

Our investment portfolio has been subject to impairment charges due to the recent financial crisis in the capital markets and may be adversely impacted by further deterioration of the capital markets.

Our investment portfolio as of December 31, 2008 primarily consisted of money market funds, agency securities, corporate securities, municipal (including auction rate) securities, commercial paper and government securities. As a result of current adverse financial market conditions, investments in some financial instruments may pose risks arising from liquidity and credit concerns. Although we follow an established investment policy and seek to minimize the credit risk associated with investments by investing primarily in investment grade, highly liquid securities and by limiting exposure to any one issuer depending on credit quality, we cannot give assurances that the assets in our investment portfolio will not lose value or become impaired.

During 2008, we recorded an unrealized loss related to our $50.0 million face value investment issued by AIG Matched Funding Corporation, or the AIG Capped Floater. This unrealized loss was caused by the liquidity challenges of American International Group, Inc., or AIG, which triggered a downgrade in the credit ratings for AIG’s long-term issues to A- and A3 by two rating agencies on October 3, 2008. If AIG’s financial situation further deteriorates, we may be required to further adjust the carrying value of the AIG Capped Floater and record an impairment charge for an other-than-temporary decline in the fair market value of this investment.

We may be required to record additional impairment charges for other-than-temporary declines in fair market value in our available-for-sale investments, including our investment in the AIG Capped Floater. Future market conditions could lead to additional impairment charges, which could adversely affect our results of operations. Moreover, fluctuations in economic and market conditions could adversely affect the market value of our investments, and we could lose some of the principal value of our investment portfolio. A total loss of an investment or a significant decline in the value of our investment portfolio could adversely affect our financial condition.

If we lose key personnel or cannot hire enough qualified employees in certain areas of our business, our ability to manage our business could be adversely affected.

Our success depends, in large part, upon the services of a number of key employees in certain areas of our business. Except for certain key employees of acquired businesses, we do not have long-term employment agreements with any of our key personnel. Any officer or employee can terminate his or her relationship with us at any time. The effective management of our growth, if any, could depend upon our ability to retain our highly-skilled technical, sales and services managerial, finance and marketing personnel in certain areas of our business. If any of those employees leave, we will need to attract and retain replacements for them. We also may need to add key personnel in the future, including in certain key areas of our business. The market for these qualified employees is competitive. We could find it difficult to successfully attract, assimilate or retain sufficiently qualified personnel in sufficient numbers. Furthermore, we may hire key personnel in connection with our future acquisitions; however, any of these employees will be able to terminate his or her relationship with us at any time. If we cannot retain and add the necessary staff and resources for these acquired businesses, our ability to develop acquired products, markets and customers could be adversely affected. Also, we may need to hire additional personnel to develop new products, product enhancements and technologies. If we cannot add the necessary staff and resources, our ability to develop future enhancements and features to our existing or future products could be delayed. Any delays could have a material adverse effect on our business, results of operations and financial condition.

If we fail to manage our operations and grow revenue, our future operating results could be adversely affected.

Historically, the scope of our operations, the number of our employees and the geographic area of our operations and our revenue have grown rapidly. In addition, we have acquired both domestic and international companies. This growth and the assimilation of acquired operations and their employees could continue to place a significant strain on our managerial, operational and financial resources. We need to continue to implement and improve additional management and financial systems and controls. We may not be able to manage the current scope of our operations or future growth effectively and still exploit market opportunities for our products and services in a timely and cost-effective way. Our future operating results could also depend on our ability to manage:

•	our expanding product lines;

•	our marketing and sales organizations; and

•	our client support organization to the extent required for any increase in installations of our products.

During the past two years, a large portion of our growth has been attributable to the growth of our Application Virtualization products, as well as growth in our Online Services and Application Networking products. We cannot provide any assurance that these markets and the revenues we derive from these markets will continue to grow, especially given the current adverse economic and market conditions that we face. In addition, over the last four years we have grown our force of sales professionals that work closely with partners to sell to primary information technology, or IT, buyers, including Strategic IT Executives, Network Architects, IT Infrastructure Managers, Desktop Operations Managers and Server Operations Managers, to address the multiple selling and buying opportunities presented by our expanded product lines. These and other account penetration efforts are part of our strategy to increase the usage of our Citrix Delivery Center products within our customer’s IT organizations. We cannot provide any assurance that this strategy will be successful or that the release of our application delivery infrastructure products or other new products or services will sustain or increase our revenue growth rate.

We may be unable to effectively control our operating expenses, which could negatively impact our profitability.

Although we endeavor to effectively control our operating expenses, these expenses, which are based on estimated revenue levels, are relatively fixed in the short term. We cannot assure you that our operating expenses will be lower than our estimated or actual revenues in any given quarter. If we experience a shortfall in revenue in any given quarter, we likely will not be able to further reduce operating expenses quickly in response. Any significant shortfall in revenue could immediately and adversely affect our results of operations for that quarter. Also, due to the fixed nature of many of our expenses and the challenges for revenue growth in the current environment, our income from operations and cash flows from operating and investing activities could be lower than in recent years.

In addition, to the extent our revenue grows, if at all, we believe that our cost of revenues and certain operating expenses could also increase. We believe that we could incur additional costs, including royalties, as we develop, license or buy new technologies or enhancements to our existing products and services. These added costs and royalties could increase our cost of revenues and operating expenses and lower our gross margins. Furthermore, we expect that our effective tax rate may increase due to the taxable income from our recent acquisitions being earned primarily in our geographic locations that are taxed at a higher rate. However, we cannot currently quantify the costs for such transactions that have not yet occurred or of these developing trends in our business. In addition, we may need to use a substantial portion of our cash and investments or issue additional shares of our common stock to fund these additional costs.

We recently implemented a restructuring program, which could have a material negative impact on our business.

To allow us to operate more efficiently and to drive long-term changes in our cost model, at the end of January 2009, we implemented a restructuring program and reduced our headcount by approximately 500 full-time positions, representing approximately 10% of our global workforce. We expect to incur an aggregate pre-tax charge in the range of approximately $19.0 million to $23.0 million related to our global workforce reduction. We expect to record these charges primarily in the fiscal quarter ending March 31, 2009. We also expect to incur cash and non-cash charges related to the consolidation of facilities as part of our restructuring program. Because the details of our facilities consolidation are not yet final, we are unable at this time to estimate the amount of cash and non-cash charges we may incur in connection with our facilities consolidation or the total amount expected to be incurred in connection with our restructuring program. We anticipate completing the majority of the activities related to our restructuring program by the end of 2009. We may incur additional restructuring costs or not realize the expected benefits of these new initiatives. Further, we could experience delays, business disruptions, unanticipated employee turnover and increased litigation related costs in connection with the restructuring and other efficiency improvement activities, and there can be no assurance that our estimates of the savings achievable by the restructuring will be realized. As a result, our restructuring and our related cost reduction activities could have an adverse impact on our financial condition or results of operations.

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

Our business strategy includes the selective acquisition of businesses and technologies. In the three years ended December 31, 2008, we completed five significant acquisitions, including the acquisition of XenSource in 2007. We plan to continue to seek opportunities to expand our product portfolio, customer base, technology, and technical talent through acquisitions. However, we may not have the opportunity to make suitable acquisitions on favorable terms in the future, which could negatively impact the growth of our business. We expect that other companies in our industry will compete with us to acquire compatible businesses. This competition could increase prices for businesses and technologies that we would likely pursue, and our competitors may have greater resources than we do to complete these acquisitions.

If we determine that any of our goodwill or intangible assets, including technology purchased in acquisitions, are impaired, we would be required to take a charge to earnings, which could have a material adverse effect on our results of operations.

We have a significant amount of goodwill and other intangible assets, such as product and core technology, related to our acquisitions. We recorded significant additional goodwill and other intangible asset amounts in connection with the acquisition of XenSource. We do not amortize goodwill and intangible assets that are deemed to have indefinite lives. However, we do amortize certain product related technologies, trademarks, patents and other intangibles and we periodically evaluate them for impairment. We review goodwill for impairment annually, or sooner if events or changes in circumstances indicate that the carrying amount could exceed fair value, at the reporting unit level (operating segment). As of December 31, 2008, we had $904.5 million of goodwill. Fair values are based on discounted cash flows using a discount rate determined by our management to be consistent with industry discount rates and the risks inherent in our current business model. Due to uncertain market conditions and potential changes in our strategy and product portfolio, it is possible that the forecasts we use to support our goodwill and other intangible assets could change in the future, which could result in non-cash charges that would adversely affect our results of operations and financial condition.

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

We recorded approximately $515.6 million of goodwill and intangible assets in connection with our 2006 Acquisitions, our 2007 Acquisitions and our 2008 Acquisitions. If the actual revenues and operating profit attributable to acquired intangible assets are less than the projections we used to initially value these intangible assets when we acquired them, then these intangible assets may be deemed to be impaired. If we determine that any of the goodwill or other intangible assets associated with our recent acquisitions are impaired, then we would be required to reduce the value of those assets or to write them off completely by taking a related charge to earnings. If we are required to write down or write off all or a portion of those assets, or if financial analysts or investors believe we may need to take such action in the future, our stock price and operating results could be materially adversely affected.

At December 31, 2008, we had $270.2 million, net, of unamortized intangibles, which include product related technology we purchased in acquisitions or under third-party licenses. These intangibles are primarily associated with our Application Networking products and Server Virtualization products. However, our channel distributors and entities with which we have technology relationships, customers or prospective customers may not purchase or widely accept our new products. If we fail to complete the development of our anticipated future product and service offerings, including product offerings acquired through our acquisitions, if we fail to complete them in a timely manner, or if we are unsuccessful in selling any new lines of products, appliances and services, we could determine that the value of the purchased technology is impaired in whole or in part and take a charge to earnings. We could also incur additional charges in later periods to reflect costs associated with completing those projects that could not be completed in a timely manner. An impairment charge could have a material adverse effect on our results of operations. If the actual revenues and operating profit attributable to acquired product and core technologies are less than the projections we used to initially value product and core technologies when we acquired it, such intangible assets may be deemed to be impaired. If we determine that any of our intangible assets are impaired, we would be required to take a related charge to earnings that could have a material adverse effect on our results of operations.

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

We continually re-evaluate our licensing programs and subscription renewal programs, including specific license models, delivery methods, and terms and conditions, to market our current and future products and services. We could implement new licensing programs and subscription renewal programs, including offering specified enhancements to our current and future product and service lines. Such changes could result in deferring revenue recognition until the specified enhancement is delivered or at the end of the contract term as opposed to upon the initial shipment or licensing of our software product. We could implement different licensing models in certain circumstances, for which we would recognize licensing fees over a longer period. Changes to our licensing programs and subscription renewal programs, including the timing of the release of enhancements, upgrades, and maintenance releases, the term of the contract, discounts and other factors, could impact the timing of the recognition of revenue for our products, related enhancements and services and could adversely affect our operating results and financial condition.

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

We conduct significant sales and customer support, development and engineering operations in countries outside of the United States. During the year ended December 31, 2008, we derived approximately 45.8% of our revenues from sales other than the United States. Our continued growth and profitability could require us to further expand our international operations. To successfully expand international sales, we must establish additional foreign operations, hire additional personnel and recruit additional international resellers. Our international operations are subject to a variety of risks, which could cause fluctuations in the results of our international operations. These risks include:

•	compliance with foreign regulatory and market requirements;

•	variability of foreign economic, political and labor conditions;

•	changing restrictions imposed by regulatory requirements, tariffs or other trade barriers or by U.S. export laws;

•	longer accounts receivable payment cycles;

•	potentially adverse tax consequences;

•	difficulties in protecting intellectual property;

•	burdens of complying with a wide variety of foreign laws; and

•	as we generate cash flow in non-U.S. jurisdictions, if required, we may experience difficulty transferring such funds to the U.S. in a tax efficient manner.

Our results of operations are also subject to fluctuations in foreign currency exchange rates. In order to minimize the impact on our operating results, we generally initiate our hedging of currency exchange risks one year in advance of anticipated foreign currency expenses. When the dollar is weak, foreign currency denominated expenses will be higher, and these higher expenses will be partially offset by the gains realized from our hedging contracts. If the dollar is strong, foreign currency denominated expenses will be lower. These lower expenses will in turn be partially offset by the losses incurred from our hedging contracts. There is a risk that there will be fluctuations in foreign currency exchange rates beyond the one year timeframe for which we hedge our risk. Due to the generally stronger dollar in 2008 when compared to 2007, our operating expenses benefited when converted to U.S. dollars, which was partially offset by lower gains produced by our hedging programs.

Our success depends, in part, on our ability to anticipate and address these risks. We cannot guarantee that these or other factors will not adversely affect our business or operating results.

Unanticipated changes in our tax rates or our exposure to additional income tax liabilities could affect our operating results and financial condition.

Our future effective tax rates could be favorably or unfavorably affected by unanticipated changes in the valuation of our deferred tax assets and liabilities, the geographic mix of our revenue, or by changes in tax laws or their interpretation. Significant judgment is required in determining our worldwide provision for income taxes. In addition, we are subject to the continuous examination of our income tax returns by tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance, however, that the outcomes from these continuous examinations will not have an adverse effect on our operating results and financial condition. Additionally, due to the evolving nature of tax rules combined with the large number of jurisdictions in which we operate, it is possible that our estimates of our tax liability and the realizability of our deferred tax assets could change in the future, which may result in additional tax liabilities and adversely affect our results of operations, financial condition and cash flows.

We have credit exposure to our hedging counterparties.

In order to minimize volatility in earnings associated with fluctuations in the value of foreign currency relative to the U.S. dollar, we use financial instruments to hedge our exposure to foreign currencies as we deem appropriate for a portion of our expenses which are denominated in the local currency of our foreign subsidiaries. As a result of entering into these contracts with counterparties who are unrelated to us, the risk of a counterparty default exists in fulfilling the hedge contract. Should there be a counterparty default, we could be exposed to the net losses on the original hedge contracts or be unable to recover anticipated net gains from the transactions.

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

•

Third-Party Infringement Claims: We may become increasingly subject to infringement claims and claims alleging the unauthorized use of a third-party’s code in our products. This may occur for a variety of reasons, including the expansion of our product lines, such as our Application Networking products and our Online Services division products, through product development and acquisitions, including our acquisition of XenSource in 2007, and the increase in the number of competitors in our industry segments and the resulting increase in the number of related products and the overlap in the functionality of those products, and the unauthorized use of third-party’s code in our product development process. Companies and inventors are more frequently seeking to patent software despite recent developments in the law that may discourage or invalidate such patents. As a result, we could receive more patent infringement claims. Responding to any infringement claim, regardless of its validity, could result in costly litigation or injunctive relief or require us to obtain a license to intellectual property rights of those third parties. Licenses may not be available on reasonable terms, on terms compatible with the protection of our proprietary rights, or at all. In addition, attention to these claims could divert our management’s time and attention from developing our business. If a successful claim is made against us and we fail to develop or license a substitute technology or negotiate a suitable settlement arrangement, our business, results of operations, financial condition and cash flows could be materially adversely affected. See Part I, Item 3 entitled “Legal Proceedings” for information concerning pending patent infringement cases in which we are involved.

Our use of “open source” software could negatively impact our ability to sell our products and subject us to possible litigation.

The products or technologies acquired, licensed or developed by us may incorporate so-called “open source” software, and we may incorporate open source software into other products in the future. Such open source software is generally licensed by its authors or other third parties under open source licenses, including, for example, the GNU General Public License, the GNU Lesser General Public License, “Apache-style” licenses, “Berkeley Software Distribution,” “BSD-style” licenses, and other open source licenses. We monitor our use of open source software in an effort to avoid subjecting our products to conditions we do not intend. Although we believe that we have complied with our obligations under the various applicable licenses for open source software that we use such that we have not triggered any of these conditions, there is little or no legal precedent governing the interpretation of many of the terms of these types of licenses. As a result, the potential impact of these terms on our business may result in unanticipated obligations regarding our products and technologies, such as requirements that we offer our products that use the open source software for no cost, that we make available source code for modifications or derivative works we create based upon, incorporating or using the open source software, and/or that we license such modifications or derivative works under the terms of the particular open source license.

If an author or other third party that distributes open source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations. If our defenses were not successful, we could be subject to significant damages, enjoined from the distribution of our products that contained the open source software, and required to comply with the foregoing conditions, which could disrupt the distribution and sale of some of our products. In addition, if we combine our proprietary software with open source software in a certain manner, under some open source licenses we could be required to release the source code of our proprietary software, which could substantially help our competitors develop products that are similar to or better than ours.

In addition to risks related to license requirements, usage of open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or assurance of title or controls on the origin of the software.

If open source software programmers, many of whom we do not employ, do not continue to develop and enhance the open source Xen hypervisor, we may be unable to develop new XenServer products, adequately enhance our existing XenServer products or meet customer requirements for innovation, quality and price of these Xen products.

We rely to a significant degree on an informal community of independent open source software programmers to develop and enhance the Xen hypervisor. A relatively small group of software engineers, many of whom are not employed by us, are primarily responsible for the development and evolution of the Xen hypervisor, which is the heart of the XenServer virtualization product. If these programmers fail to adequately further develop and enhance open source technologies, we would have to rely on other parties to develop and enhance the Xen hypervisor or we would need to develop and enhance the Xen hypervisor with our own resources. We cannot predict whether further developments and enhancements to these technologies would be available from reliable alternative sources. In either event, our development expenses could be increased and our product release and upgrade schedules could be delayed. Moreover, if third-party software programmers fail to adequately further develop and enhance the Xen hypervisor, the development and adoption of this virtual server technology could be stifled and our products, including XenServer, could become less competitive. Delays in developing, completing or shipping new or enhanced products could result in delayed or reduced revenue for those products and could also adversely affect customer acceptance of those offerings.

We are subject to risks associated with our strategic and technology relationships.

Our business depends on strategic and technology relationships. We cannot assure you that those relationships will continue in the future. In addition to our relationship with Microsoft, we rely on strategic or technology relationships with such companies as Intel Corporation, Dell Inc., Hewlett-Packard Company, International Business Machines Corporation, SAP and others. We depend on the entities with which we have strategic or technology relationships to successfully test our products, to incorporate our technology into their products and to market and sell those products. We cannot assure you that we will be able to maintain our current strategic and technology relationships or to develop additional strategic and technology relationships. If any entities in which we have a strategic or technology relationship are unable to incorporate our technology into their products or to market or sell those products, our business, results of operations and financial condition could be materially adversely affected.

If we lose access to third-party licenses, releases of our products could be delayed.

We believe that we will continue to rely, in part, on third-party licenses to enhance and differentiate our products. Third-party licensing arrangements are subject to a number of risks and uncertainties, including:

•	undetected errors or unauthorized use of another person’s code in the third party’s software;

•	disagreement over the scope of the license and other key terms, such as royalties payable;

•	infringement actions brought by third-party licensees; and

•	termination or expiration of the license.

If we lose or are unable to maintain any of these third-party licenses or are required to modify software obtained under third-party licenses, it could delay the release of our products. Any delays could have a material adverse effect on our business, results of operations and financial condition.

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

Issues arising during the upgrade of our enterprise resource planning system could affect our operating results and ability to manage our business effectively.

We are in the process of upgrading our SAP enterprise resource planning, or ERP, computer system to enhance operating efficiencies and provide more effective management of our business operations. The upgrade could cause substantial business interruption that could adversely impact our operating results.We are investing significant financial and personnel resources into this project. However, there is no assurance that the design will meet our current and future business needs or that it will operate as designed. We are heavily dependent on such computer systems, and any significant failure or delay in the system upgrade, if encountered, would cause a substantial interruption to our business and additional expense which could result in an adverse impact on our operating results, cash flows and financial condition.

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

We rely significantly on independent distributors and resellers to market and distribute our products and appliances. For instance, one distributor, Ingram Micro, accounted for 12% of our net revenues in 2008. Our distributor arrangements with Ingram Micro consist of several non-exclusive, independently negotiated agreements with our subsidiaries, each of which cover different countries or regions. Moreover, no reseller accounted for over 10% of our total net revenues in 2008. We do not control our distributors and resellers. Additionally, our distributors and resellers are not obligated to buy our products and could also represent other lines of products. We maintain and periodically revise our sales incentive programs for our independent distributors and resellers, and such program revisions may adversely impact our results of operations. Some of our distributors and resellers maintain inventories of our packaged products for resale to smaller end-users. If distributors and resellers reduce their inventory of our packaged products, our business could be adversely affected. Further, we could maintain individually significant accounts receivable balances with certain distributors. The financial condition of our distributors could deteriorate and distributors could significantly delay or default on their payment obligations. Any significant delays, defaults or terminations could have a material adverse effect on our business, results of operations and financial condition.

For certain of our products we rely on third-party suppliers and contract manufacturers, making us vulnerable to supply problems and price fluctuations.

We rely on a number of third-party suppliers, who provide hardware or hardware components for our products, and contract manufacturers. For example, the production, final test, warehousing and shipping for our Application Networking products, including our NetScaler products, Access Gateway products and Citrix Repeater appliance products are primarily performed by a third-party contract manufacturer. We do not typically have long-term supply agreements with our suppliers; and, in most cases, we purchase the products and components on an as-needed purchase order basis. In some instances, such as with respect to our Application Networking products, we maintain internal manufacturing capabilities to supplement third-party contract manufacturers and provide us with the flexibility needed to meet our product delivery requirements on sales orders on a limited basis. While we have not, to date, experienced any material difficulties or delays in the manufacture and assembly of our products, our suppliers may encounter problems during manufacturing due to a variety of reasons, including failure to follow specific protocols and procedures, failure to comply with applicable regulations, equipment malfunction and environmental factors, any of which could delay or impede their ability to meet our demand. Our reliance on these third-party suppliers and contract manufacturers subjects us to risks that could harm our business, including:

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

There may be delay associated with establishing additional or replacement suppliers, particularly for components that are available only from limited sources. Any interruption or delay in the supply of products or components, or our inability to obtain products or components from alternate sources at acceptable prices in a timely manner, could impair our ability to meet the demand of our customers and adversely affect our business, financial condition or results of operations.

Our products could contain errors that could delay the release of new products and may not be detected until after our products are shipped.

Despite significant testing by us and by current and potential customers, our products, especially new products or releases or acquired products, could contain errors. In some cases, these errors may not be discovered until after commercial shipments have been made. Errors in our products could delay the development or release of new products and could adversely affect market acceptance of our products. Additionally, our products depend on third- party products, which could contain defects and could reduce the performance of our products or render them useless. Because our products are often used in mission-critical applications, errors in our products or the products of third parties upon which our products rely could give rise to warranty or other claims by our customers.

We have entered into a credit facility agreement that restricts our ability to conduct our business and failure to comply with such agreement may have an adverse effect on our business, liquidity and financial position.

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

Use of our GoToMyPC, GoToMeeting, GoToAssist or GoToWebinar services involves the storage and transmission of customers’ business and personally identifiable information, and security breaches could expose us to a risk of loss of this information, litigation and possible liability. If our security measures are breached as a result of third-party action, employee error, malfeasance or otherwise, and, as a result, someone obtains unauthorized access to one of our online customers’ personally identifiable data, our reputation will be damaged, our business may suffer and we could incur significant liability. Because techniques used to obtain unauthorized access to or sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If any compromises of security were to occur, it could have the effect of substantially reducing the use of the Web for commerce and communications. Anyone who circumvents our security measures could misappropriate credit card and other payment information, personally identifiable customer information or cause interruptions in our services or operations. Fines and liabilities can be significant for breaches of payment card data. In the case of an actual breach of payment card data, we could incur potential fines at the discretion of the credit card companies. These fines could include penalties for all compromised account numbers, the costs of any additional fraud detection activities required by the card associations, costs incurred by credit card issuers associated with the compromise and additional monitoring of systems for further fraudulent activity. A large breach of payment card data could also put our ability to process credit card payments at risk. Computer viruses, software programs that disable or impair computers, have been and continue to be distributed and have rapidly spread over the Internet. Computer viruses could be introduced into our systems or those of our vendors, which could disrupt our network or make it inaccessible to our Online Services division customers. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose sales and customers for our Online Services division, and in the case of an actual breach we could incur fines and other penalties under privacy and data protection laws, which would significantly adversely affect our financial condition and the operating results for our Online Services division.

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

Regulation of our Audio Services Group’s conferencing business may adversely affect our Online Services division.

In October 2008, our Online Services division acquired Vapps, Inc., a VoIP-based audio services company, to form our Audio Services Group. We anticipate that the products and services offered by the Audio Services Group will be subject to various regulatory requirements established by the Federal Communications Commission, or FCC. FCC regulation may delay or hinder our ability to provide our planned services and products. The telecommunications industry is highly regulated in the U. S. at the federal, state and local levels. Various international authorities may also seek to regulate the products and services provided or to be provided by our Audio Services Group. The FCC and state regulatory authorities may address regulatory non-compliance with a variety of enforcement mechanisms, including fines, refund orders, injunctive relief, license conditions, and/or license revocation. The regulation of the telecommunications industry is changing rapidly, and the regulatory environment varies substantially from state to state. There can be no assurance that future regulatory, judicial or legislative activities will not have a material adverse effect on the business, and results of operations of our Online Services division.

Natural disasters or other unanticipated catastrophes that result in a disruption of our operations could negatively impact our results of operations.

Our worldwide operations are dependent on our network infrastructure, internal technology systems and Website. Significant portions of our computer equipment, intellectual property resources and personnel, including critical resources dedicated to research and development and administrative support functions are presently located at our corporate headquarters in Fort Lauderdale, Florida, an area of the country that is particularly prone to hurricanes, and at our various locations in California, an area of the country that is particularly prone to earthquakes. We also have operations in various domestic and international locations that expose us to additional diverse risks. The occurrence of natural disasters, such as hurricanes or earthquakes, or other unanticipated catastrophes, such as telecommunications failures, cyber-attacks, fires or terrorist attacks, at any of the locations in which we do business, could cause interruptions in our operations. For example, hurricanes have passed through southern Florida causing extensive damage to the region. In addition, even in the absence of direct damage to our operations, large disasters, terrorist attacks or other casualty events could have a significant impact on our partners’ and customers’ businesses, which in turn could result in a negative impact on our results of operations. Extensive or multiple disruptions in our operations, or our partners’ or customers’ businesses, due to natural disasters or other unanticipated catastrophes could have a material adverse effect on our results of operations.

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

Our stock price could be volatile, particularly given the global economic downturn and volatility in domestic and international stock markets, and you could lose the value of your investment.

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

The stock market in general, The NASDAQ Global Select Market, and the market for software companies and technology companies in particular, have experienced extreme price and volume fluctuations. These fluctuations have often been unrelated or disproportionate to operating performance. These forces reached unprecedented levels in the second half of 2008, resulting in the bankruptcy or acquisition of, or government assistance to, several major domestic and international financial institutions and a material decline in economic conditions. In particular, the U.S. equity markets experienced significant price and volume fluctuations that have affected the market prices of equity securities of many technology companies. During 2008, our stock price has experienced volatility, with the closing price of our common stock on The NASDAQ Global Select Market having ranged from $19.54 on October 7, 2008 to $38.47 on January 3, 2008. These broad market and industry factors could materially and adversely affect the market price of our stock, regardless of our actual operating performance.

Changes or modifications in financial accounting standards related to business combinations may have a material adverse impact on our reported results of operations.

In December 2007, the Financial Accounting Standards Board, or FASB, issued SFAS, No. 141R, Business Combinations. SFAS No. 141R will require, among other things, the expensing of direct transaction costs, including deal costs and restructuring costs as incurred and acquired in-process research and development, or IPR&D, assets to be capitalized, certain contingent assets and liabilities to be recognized at fair value, and arrangements related to contingent merger consideration may be required to be measured at fair value until settled, with changes in fair value recognized each period into earnings. The adoption of SFAS No. 141R is effective on a prospective basis for transactions occurring in 2009, and earlier adoption is not permitted. Historically, we have been acquisitive and if we continue to be so, SFAS No 141R could have a material impact on our consolidated financial position, results of operations and cash flows if we enter into any material business combinations after the standard’s effective date.

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

Funds from certain of our auction rate securities may not be accessible within 12 months.

As of December 31, 2008, we had an aggregate par value of $45.5 million of investments in municipal auction rate securities whose underlying assets are generally student loans which are substantially backed by the federal government. The market for municipal auction rate securities held in our portfolio began experiencing auction failures on February 13, 2008, and there have been no successful auctions for the securities held in our portfolio since the failures began. In November 2008, we formally accepted the terms of a settlement from UBS Financial Services, Inc., or UBS. Upon accepting the terms of the settlement, we received an enforceable, non-transferrable right, or Put Option, that would enable us to sell our auction rate securities back to UBS during the period between June 30, 2010 and July 2, 2012 at par value. We cannot provide any assurance, however, that UBS will have adequate financial resources to fulfill its obligation to us upon our exercise of the Put Option. Based on our available cash and other investments, however, we do not currently anticipate that the lack of liquidity caused by failed auctions related to these securities will have a material adverse effect on our operating cash flows or will affect our ability to operate our business as usual.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

We have received no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of our 2008 fiscal year that remain unresolved.

ITEM 2.	PROPERTIES

We lease and sublease a total of 943,608 square feet of office space in the United States, Canada and Latin America, which is comprised of 551,319 square feet related to our Americas segment and 191,433 square feet related to our Online Services division and 200,856 square feet relating to properties surrounding our corporate headquarters located in Fort Lauderdale, Florida. Included in this total square footage is 469,032 square feet of office space in California, and 273,720 square feet of office space in other locations in the United States, Canada and Latin America.

We lease and sublease a total of 465,873 square feet of office space in various other facilities outside of North and Latin America, 232,156 of which relates to our Europe, the Middle East and Africa, or EMEA, segment and 233,717 of which relates to our Asia-Pacific segment. In addition, we own land and buildings in the United Kingdom with approximately 42,000 square feet of office space.

For the majority of fiscal year 2008, we also leased 281,189 square feet related to our corporate headquarters located in Fort Lauderdale, Florida. We leased this office space pursuant to a synthetic lease arrangement that we entered into in 2002, to lease our headquarters property under more favorable terms than under our previous lease arrangements. Effective October 23, 2008, we exercised our option to purchase the property. For more information see Note 10 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2008.

We believe that our existing facilities are adequate for our current needs. As additional space is needed in the future, we believe that suitable space will be available in the required locations on commercially reasonable terms.

ITEM 3.	LEGAL PROCEEDINGS

In the fourth quarter of 2008, the three previously disclosed purported shareholder derivative actions against certain of our current and former directors and officers, and against us as a nominal defendant, alleging that certain stock option grants made by us were dated and accounted for inappropriately, were settled and dismissed. No defendant was required to make any monetary contribution to the settlement nor concede any wrongdoing as part of the settlement. The settlement provided for an award of attorneys’ fees to plaintiffs’ counsel, most of which was paid by our directors’ and officers’ liability insurer and the remainder of which was paid by us.

Due to the nature of our business, we are subject to patent infringement claims, including current suits against us or one or more of our wholly-owned subsidiaries by Realtime Data, LLC, SSL Services, LLC, Accolade Systems LLC, and 01 Communiqué Laboratory Inc. alleging infringement by various Citrix products and services. These complaints were filed separately in the United States District Court for the Eastern District of Texas in April 2008 and in January 2007, and in the United States District Court for the Northern District of Ohio in February 2006, respectively, and seek unspecified damages and other relief. We believe that we have meritorious defenses to the allegations made in these complaints and intend to vigorously defend these lawsuits; however, we are unable currently to determine the ultimate outcome of these or similar matters or the potential exposure to loss, if any.

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

Price Range of Common Stock and Dividend Policy

Our common stock is currently traded on The NASDAQ Global Select Market under the symbol “CTXS.” The following table sets forth the high and low sales prices for our common stock as reported on The NASDAQ Global Select Market for the periods indicated, as adjusted to the nearest cent.

	High	Low
Year Ended December 31, 2008:
Fourth quarter	$27.39	$19.00
Third quarter	$32.17	$21.30
Second quarter	$36.20	$29.15
First quarter	$38.95	$29.30
Year Ended December 31, 2007:
Fourth quarter	$43.90	$35.48
Third quarter	$40.82	$31.11
Second quarter	$34.86	$29.93
First quarter	$33.30	$26.10

On February 20, 2009, the last reported sale price of our common stock on The NASDAQ Global Select Market was $22.18 per share. As of February 20, 2009, there were approximately 1,205 holders of record of our common stock.

We currently intend to retain any earnings for use in our business, for investment in acquisitions and to repurchase shares of our common stock. We have not paid any cash dividends on our capital stock in the last two years and do not currently anticipate paying any cash dividends on our capital stock in the foreseeable future.

Issuer Purchases of Equity Securities

Our Board of Directors has authorized an ongoing stock repurchase program with a total repurchase authority granted to us of $1.8 billion. The objective of the stock repurchase program is to improve stockholders’ returns. At December 31, 2008, approximately $77.0 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. The following table shows the monthly activity related to our stock repurchase program for the quarter ended December 31, 2008.

	Total Number of Shares Purchased (1)	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate dollar value of Shares that may yet be Purchased under the Plans or Programs (in thousands)
October 1, 2008 through October 31, 2008	188,700	$23.03	(2)	188,700	$104,032
November 1, 2008 through November 30, 2008	1,834,013	$26.30	(2)	1,834,013	$80,795
December 1, 2008 through December 31, 2008	154,000	$24.54	(2)	154,000	$77,016

Total	2,176,713	$25.89	(2)	2,176,713	$77,016

(1)

Represents shares received under our prepaid stock repurchase programs and shares acquired in open market purchases. We expended approximately $31.4 million during the quarter ended December 31, 2008 for repurchases of our common stock. For more information see Note 8 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2008.

(2)

These amounts represent the cumulative average of the price paid per share for shares acquired in open market purchases and those received under our prepaid stock repurchase programs, some of which extend over more than one fiscal period.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data is derived from our consolidated financial statements. This data should be read in conjunction with the consolidated financial statements and notes thereto, and with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)
Consolidated Statements of Income Data:
Net revenues	$1,583,354	$1,391,942	$1,134,319	$908,722	$741,157
Cost of net revenues (a)	175,132	137,607	98,698	58,099	26,656

Gross margin	1,408,222	1,254,335	1,035,621	850,623	714,501
Operating expenses:
Research and development	288,109	205,103	155,331	108,751	86,654
Sales, marketing and services	669,569	590,409	480,343	394,153	337,777
General and administrative	256,679	229,229	178,669	125,425	105,799
Amortization of other intangible assets	22,724	17,387	16,934	11,622	6,204
In-process research and development	1,140	9,800	1,000	7,000	19,100

Total operating expenses	1,238,221	1,051,928	832,277	646,951	555,534

Income from operations	170,001	202,407	203,344	203,672	158,967
Interest income	31,506	49,704	41,210	23,614	14,274
Interest expense	(444)	(737)	(927)	(2,426)	(11,756)
Other expense, net	(4,140)	(466)	(546)	(506)	2,851

Income before income taxes	196,923	250,908	243,081	224,354	164,336
Income taxes	18,647	36,425	60,084	58,745	33,049

Net income	$178,276	$214,483	$182,997	$165,609	$131,287

Diluted earnings per share (b)	$0.96	$1.14	$0.97	$0.93	$0.75

	December 31,
	2008	2007	2006	2005	2004
	(In thousands)
Consolidated Balance Sheet Data:
Total assets	$2,694,306	$2,534,693	$2,024,473	$1,698,982	$1,306,416
Stockholders’ equity	1,917,865	1,838,325	1,464,289	1,214,528	936,833
Long-term debt	—	—	—	31,000	—

(a)

Cost of net revenues includes amortization of product related intangible assets of $48.0 million, $29.6 million, $19.2 million, $16.8 million, and $6.1 million in 2008, 2007, 2006, 2005 and 2004, respectively.

(b)

Our diluted weighted–average shares outstanding primarily fluctuates based on the level of shares issued under our stock-based compensation programs, stock repurchases made under our stock repurchase program and shares issued in connection with our acquisitions. See Notes 3, 7 and 8 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We design, develop and market technology solutions that allow applications to be delivered, supported, and shared on-demand with high performance, enhanced security, and improved total cost of ownership, or TCO. We market and license our products through multiple channels such as value-added resellers, or VARS, channel distributors, system integrators, independent software vendors, our Websites and original equipment manufacturers.

Executive Summary

Our solutions can fundamentally change an information technology organization’s approach and strategic value, transforming information technology, or IT, into an on-demand service by centralizing the delivery of applications and desktops. Further, this approach to IT transforms data centers, making them far more flexible to adapt to the changing needs of an enterprise.

We believe Citrix’s approach is unique in the market because we have combined innovative technologies in the areas of application virtualization, desktop virtualization, server virtualization and application networking, to deliver the most comprehensive end-to-end application delivery solution—marketed as Citrix Delivery Center—one that, when considered as a whole, is competitively differentiated by its interoperability and feature set.

The recent crisis in the credit markets, difficulties in the financial services sector and the overall weakness in the global economy, is impacting IT spending. We are seeing IT projects delayed and in many cases re-evaluated altogether. This environment could cause our current and potential customers to delay or reduce technology purchases, which could reduce sales of our products and result in longer sales cycles, slower adoption of new technologies and increased price competition.

At the same time, however, this environment puts a much sharper focus on IT that can reduce cost and delivers quick, tangible return on investment, or ROI. With our customers focused on economic value in technology solutions, we intend to highlight our solutions’ proven abilities to significantly reduce IT costs, increase business flexibility, and deliver ROI

XenApp and XenDesktop, for example, can reduce the cost of traditional desktop management by virtualizing the desktop and applications in the datacenter, where they are more easily and efficiently maintained and altered. XenServer and NetScaler can alter the traditional economies of the data center by providing much greater levels of flexibility of computing resources, especially servers, by improving application performance, thus reducing the amount of processing power involved, and allowing easy reconfiguration of servers to use for multiple purposes.

Further, we will endeavor to sustain the long-term growth of our businesses and enhance our current solution set through technological innovation, engineering excellence, selective and strategic acquisition of technology, talent and/or companies, and a commitment to delivering high-quality products and services to customers and partners. We expect to continue to make strategic investments in research and development of existing and new products and we will also invest in research and development of advanced technologies for future application, including server and desktop delivery infrastructure products. We believe that delivering innovative and high-value solutions through Citrix Delivery Center is the key to meeting customer and partner needs and achieving our future growth.

Further, from an operations standpoint, in order to operate more efficiently and to drive long-term changes in our cost model, on January 28, 2009, we announced the implementation of a strategic restructuring program, or the Strategic Restructuring Program. The Strategic Restructuring Program includes steps to reduce our headcount by approximately 500 full-time positions, representing approximately 10% of our global workforce, or the Global Workforce Reduction. In addition, we are postponing merit increases that would normally occur in the second quarter of 2009 until the fourth quarter of 2009, and the 2009 merit increases for all vice presidents and company officers have been eliminated. In the first quarter of 2009, we expect to incur a pre-tax charge in the range of approximately $19 million to $23 million primarily related to our Global Workforce Reduction. In addition, the Global Workforce Reduction is expected to result in an annualized pre-tax savings of approximately $50.0 million. Also, as part of the Strategic Restructuring Program, we are in the process of assessing the consolidation of facilities and roles across all groups and geographies to reduce redundancy and increase standardization. In addition, we are taking further steps to reduce operating costs that include reprioritizing internal projects, reducing contract workers and limiting travel spending.

Summary of Results

For the year ended December 31, 2008 compared to the year ended December 31, 2007, we delivered the following financial performance:

•	Product License revenue increased 7.5% to $620.2 million;

•	License Updates revenue increased 15.4% to $559.3 million;

•	Online Services revenue increased 21.7% to $260.1 million;

•	Technical Services revenue increased 23.5% to $143.7 million;

•	Operating income decreased 16.0% to $170.0 million; and

•	Diluted earnings per share decreased 16.6% to $0.96.

The increase in our Product License revenue was primarily driven by increased sales across all of our product groupings. We currently expect Product License sales to decrease when comparing the first quarter of 2009 to the first quarter of 2008 primarily due to anticipated continued weakness in the global economy and its anticipated impact on our customers IT spending, as described above. The increase in License Updates revenue was driven by increased renewals of our Subscription Advantage product over a larger subscriber base and to a lesser extent an increase in Subscription Advantage associated with new product licenses. Our Online Services revenue increased due to continued sales strength of our real-time collaboration services and to a lesser extent our Web-based access products. We currently expect our Online Services revenue to increase slightly when comparing the first quarter of 2009 to the fourth quarter of 2008; however, we anticipate the overall rate of growth for this group to be slower than experienced in 2008. The decrease in operating income is primarily due to increases in stock-based compensation expense primarily related to stock-based awards assumed in conjunction with our XenSource Acquisition.

In addition, the recent financial crisis in the credit markets has caused some of our investments to experience other-than-temporary declines in fair value, which have resulted in impairment charges and unrealized losses in our investment portfolio. We do not currently anticipate that the lack of liquidity caused by holding these investments will have a material adverse effect on our operating cashflows or financial position. We continue to monitor our overall investment portfolio and if the credit ratings of the issuers of our investments deteriorate or if the issuers experience financial difficulty, including bankruptcy, we may be required to make additional adjustments to the carrying value of the securities in our investment portfolio and recognize additional impairment charges for declines in fair value which are determined to be other-than-temporary. See “– Liquidity and Capital Resources” below.

2008 Acquisition

In October 2008, we acquired all of the issued and outstanding securities of Vapps, Inc., or Vapps, a privately held Delaware corporation headquartered in Hoboken, New Jersey. Vapps offers high quality audio conferencing solutions to small and medium sized businesses and enterprise and service provider markets that complement our online services products. The total consideration for this transaction was approximately $26.4 million in cash, including $1.0 million in transaction costs. In addition, if certain financial and operational milestones are achieved by the Vapps business, contingent consideration of up to approximately $4.4 million may be earned. The sources of funds for this transaction consisted of available cash and investments. In addition, we assumed approximately 0.1 million unvested stock options upon the closing of the transaction.

Revenues from Vapps are included in our Online Services revenue. The Vapps results of operations have been included in our consolidated results of operations beginning after the date of its acquisition and are not significant in relation to our consolidated financial statements.

Under the purchase method of accounting, the purchase price for Vapps was allocated to the acquired company’s net tangible and intangible assets based on their estimated fair values as of the date of the acquisition. The allocation of the total purchase price is summarized below (in thousands):

	Purchase Price Allocation	Asset Life
Current assets	$744
Property and equipment	709	Various
Other assets	420
In-process research and development	1,140
Intangible assets	10,750	3-8 years
Goodwill	19,971	Indefinite

Assets	33,734
Current liabilities	(3,175)
Non-current liabilities	(4,201)

Net assets	$26,358

Current assets acquired and current liabilities assumed in connection with Vapps consisted mainly of accounts receivable and other accrued expenses. Other assets and non-current liabilities consisted primarily of deferred taxes. The $20.0 million of goodwill related to Vapps was assigned to our Online Services segment and is not deductible for tax purposes. See Note 12 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2008 for segment information.

2007 Acquisitions

During 2007, we acquired all of the issued and outstanding capital stock of two privately held companies, Ardence Delaware Inc., a leading provider of solutions that allow information technology administrators to set up and configure PCs, servers, and Web servers in real time from a centrally managed source, and XenSource, Inc., a privately held leader in enterprise-grade virtual infrastructure solutions, collectively the 2007 Acquisitions. The 2007 Acquisitions positioned us in adjacent server and desktop virtualization markets that will allow us to continue to extend our leadership in the broader Application Delivery Infrastructure market. The total consideration for the 2007 Acquisitions was approximately $379.4 million, comprised of approximately 7.1 million shares of our common stock valued at $232.3 million, $142.8 million in cash and approximately $4.3 million in direct transaction costs. In addition, in connection with the 2007 Acquisitions, we issued approximately 1.3 million unvested shares of our common stock, 0.1 million non-vested stock units and assumed approximately 3.4 million stock options each of which will be exercisable for the right to receive one share of our common stock upon vesting. Revenues from the products acquired in the 2007 Acquisitions are primarily included in our Product License revenue. The 2007 Acquisitions’ results of operations have been included in our consolidated results of operations beginning after the date of each of the acquisitions. The source of funds for the cash consideration paid in these transactions consisted of available cash and investments. In connection with the 2007 Acquisitions, we allocated $251.6 million to goodwill, $112.3 million to product related intangible assets and $56.3 million to other intangible assets.

2006 Acquisitions

During 2006, we acquired all of the issued and outstanding capital stock of two privately held companies, Reflectent Software, Inc., a provider of solutions to monitor the real-time performance of client-server, Web and desktop applications from an end-user perspective, and Orbital Data Corporation, a provider of solutions that optimize the delivery of applications over wide area networks, collectively the 2006 Acquisitions. The total consideration for the 2006 Acquisitions was $68.0 million comprised of cash paid of $65.1 million and other costs related primarily to direct transaction costs of $2.9 million, including approximately $0.3 million related to stock-based awards that were granted and vested upon consummation of the acquisitions. As part of the 2006 Acquisitions, we assumed approximately 0.4 million non-vested stock-based awards upon the closing of the transaction. Revenues from the acquired products are primarily included in our Product License revenue and Technical Services revenue. The sources of funds for consideration paid in these transactions consisted of available cash and investments. In connection with the 2006 Acquisitions, we allocated $43.7 million to goodwill, $17.3 million to product related technology and $3.6 million to other intangible assets.

In-process Research and Development for Acquisitions

The fair values used in determining the purchase price allocation for certain intangible assets for our acquisitions were based on estimated discounted future cash flows, royalty rates and historical data, among other information. Purchased in-process research and development, or IPR&D, was expensed immediately upon the closing of our 2008 acquisition of Vapps in the amount of $1.1 million, our 2007 Acquisitions in the amount of $9.8 million and our 2006 Acquisitions in the amount of $1.0 million. Such IPR&D was expensed in accordance with FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method, due to the fact that it pertained to technology that was not currently technologically feasible, meaning it had not reached the working model stage, did not contain all of the major functions planned for the product, was not ready for initial customer testing and had no alternative future use. The fair value assigned to in-process research and development was determined using the income approach, which includes estimating the revenue and expenses associated with a project’s sales cycle and by estimating the amount of after-tax cash flows attributable to the projects. The future cash flows were discounted to present value utilizing an appropriate risk-adjusted rate of return, which ranged from 20%–36%. The rate of return included a factor that takes into account the uncertainty surrounding the successful development of the IPR&D.

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

Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2008 describes the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements.

Revenue Recognition

The accounting related to revenue recognition in the software industry is complex and affected by interpretations of the rules and an understanding of industry practices, both of which are subject to change. As a result, revenue recognition accounting rules require us to make significant judgments. In addition, our judgment is required in assessing the probability of collection, which is generally based on evaluation of customer-specific information, historical collection experience and economic market conditions. If market conditions continue to decline, or if the financial condition of our distributors or customers deteriorate, we may be unable to determine that collectability is probable, and we could be required to defer the recognition of revenue until we receive customer payments.

We license most of our products bundled with a one year contract for license updates that provide the end-user with free enhancements and unspecified upgrades to the licensed product on a when and if available basis. Customers may also elect to purchase subscriptions for license updates, when not bundled with the initial product license. Customers may also elect to purchase technical support, product training or consulting services. We allocate revenue to license updates and any other undelivered elements of the arrangement based on vendor specific objective evidence, or VSOE, of fair value of each element and such amounts are deferred until the applicable delivery criteria and other revenue recognition criteria have been met. The balance of the revenue, net of any discounts inherent in the arrangement, is recognized at the outset of the arrangement using the residual method as the product licenses are delivered. If we cannot objectively determine the fair value of each undelivered element based on the VSOE of fair value, we defer revenue recognition until all elements are delivered, all services have been performed, or until fair value can be objectively determined. We must apply judgment in determining all elements of the arrangement and in determining the VSOE of fair value for each element, considering the price charged for each product on a stand-alone basis or applicable renewal rates for subscriptions related to new products.

In the normal course of business, we are not obligated to accept product returns from our distributors under any conditions, unless the product item is defective in manufacture, but we do provide most of our distributors with stock balancing and price protection rights. Stock balancing rights permit distributors to return products to us up to the forty-fifth day of the fiscal quarter, subject to ordering an equal dollar amount of our other products prior to the last day of the same fiscal quarter. Price protection rights require that we grant retroactive price adjustments for inventories of our products held by distributors or resellers if we lower our prices for such products. Product items returned to us under the stock balancing program must be in new, unused and unopened condition. We establish provisions for estimated returns for stock balancing and price protection rights, as well as other sales allowances, concurrently with the recognition of revenue. The provisions are established based upon consideration of a variety of factors, including, among other things, recent and historical return rates for both, specific products and distributors, estimated distributor inventory levels by product, the impact of any new product releases and projected economic conditions. Actual product returns for stock balancing and price protection provisions incurred are, however, dependent upon future events, including the amount of stock balancing activity by our distributors and the level of distributor inventories at the time of any price adjustments. We continually monitor the factors that influence the pricing of our products and distributor inventory levels and make adjustments to these provisions when we believe actual returns and other allowances could differ from established reserves. Our ability to recognize revenue upon shipment to our distributors is predicated on our ability to reliably estimate future stock balancing returns. If actual experience or changes in market condition impairs our ability to estimate returns, we would be required to defer the recognition of revenue until the delivery of the product to the end-user. Allowances for estimated product returns amounted to approximately $1.6 million and $1.7 million at December 31, 2008 and 2007, respectively. We have not reduced and have no current plans to reduce our prices for inventory currently held by distributors or resellers. Accordingly, there were no reserves required for price protection at December 31, 2008 and December 31, 2007. We also record reductions to revenue for customer programs and incentive offerings including volume-based incentives, at the time the sale is recorded. We could take actions to increase our customer incentive offerings, which could result in an incremental reduction to our revenue at the time the incentive is offered.

Stock-Based Compensation

We adopted the provisions of Statement of Financial Accounting Standards, or SFAS, No. 123R, Share-Based Payment on January 1, 2006. Under the fair value recognition provisions of SFAS No. 123R, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service or performance period, which is the vesting period. We currently use the Black-Scholes option pricing model to determine the fair value of stock options. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, the expected term of the award, the risk-free interest rate and any expected dividends.

For purposes of determining the expected volatility factor, we used the implied volatility in two-year market-traded options on our common stock based on third party volatility quotes in accordance with the provisions of Staff Accounting Bulletin, or SAB, No. 107. Our decision to use implied volatility was based upon the availability of actively traded options on our common stock and our assessment that implied volatility is more representative of future stock price trends than historical volatility. The expected term of our options is based on historical employee exercise patterns. We also analyzed our historical pattern of option exercises based on certain demographic characteristics and we determined that there were no meaningful differences in option exercise activity based on demographic characteristics. The approximate risk free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with remaining terms equivalent to the expected term on our options. We do not intend to pay dividends on our common stock in the foreseeable future and, accordingly, we used a dividend yield of zero in the option pricing model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. All stock-based payment awards that vest based on service, including those with graded vesting schedules, are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. Beginning in 2006, we began issuing non-vested stock units and non-vested stock with performance goals to certain senior members of management. The number of non-vested stock units or non-vested stock underlying each award may be determined based on a range of attainment within defined performance goals. We are required to estimate the attainment that will be achieved related to the defined performance goals and number of non-vested stock units or non-vested stock that will ultimately be awarded in order to recognize compensation expense over the vesting period. If our initial estimates of performance goal attainment change, the related expense may fluctuate from quarter to quarter based on those estimates and if the performance goals are not met, no compensation cost will be recognized and any previously recognized compensation cost will be reversed. As of December 31, 2008, there was $161.6 million of total unrecognized compensation cost related to options, non-vested stock and non-vested stock units. That cost is expected to be recognized over a weighted-average period of 1.97 years.

If factors change and we employ different assumptions for estimating stock-based compensation expense in future periods or if we decide to use a different valuation model, the stock-based compensation expense we recognize in future periods may differ significantly from what we have recorded in the current period and could materially affect our operating income, net income and earnings per share. This may result in a lack of consistency in future periods and materially affect the fair value estimate of stock-based payments. It may also result in a lack of comparability with other companies that use different models, methods and assumptions. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. These characteristics are not present in our option grants. Existing valuation models, including the Black-Scholes and lattice binomial models, may not provide reliable measures of the fair values of our stock-based compensation. Consequently, there is a risk that our estimates of the fair values of our stock-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those stock-based payments in the future. Certain stock-based payments, such as employee stock options, may expire with little or no intrinsic value compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, the value realized from these instruments may be significantly higher than the fair values originally estimated on the grant date and reported in our financial statements. There is currently no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values. See Notes 2 and 7 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2008 for further information regarding our adoption of SFAS No. 123R.

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

After we have determined the fair value of our investments, for those that are in an unrealized loss position, we must then determine if the investment is other-than-temporarily impaired. We review our investments quarterly for indicators of other-than-temporary impairment. This determination requires significant judgment and if different judgments are used the classification of the losses related to our investments could differ. In making this judgment, we employ a systematic methodology that considers available quantitative and qualitative evidence in evaluating potential impairment of our investments. If the cost of an investment exceeds its fair value, we evaluate, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and our intent and ability to hold the investment until it recovers. We also consider specific adverse conditions related to the financial health of and business outlook for the investee, including industry and sector performance, rating agency actions, changes in credit default swap levels, changes in technology and operational and financing cash flow factors, and. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established. See Notes 4 and 5 to our consolidated financial statements and “Liquidity and Capital Resources” for more information on our investments and fair value measurements.

Product Related Technology Assets

We have acquired our product related technology assets from our business combinations and other third party agreements. In applying purchase accounting, we allocate a portion of purchase price of acquired companies to the product related technology assets acquired based on their estimated fair values. We typically engage third party appraisal firms to assist us in determining the fair values and useful lives of product related technology assets acquired. Such valuations and useful life determinations require us to make significant estimates and assumptions. These estimates are based on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. Critical estimates in determining the fair value and useful lives of the product related technology assets include but are not limited to future expected cash flows earned from the product related technology and discount rates applied in determining the present value of those cash flows. Unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or actual results.

We review acquired product related technology assets for impairment on a periodic basis by comparing the estimated net realizable value to the unamortized cost of the technology. The recoverability of these technologies is primarily dependent upon our ability to commercialize products utilizing these technologies. The estimated net realizable value of the purchased technology is based on the estimated undiscounted future cash flows derived from such technology. Our assumptions about future revenues and expenses require significant judgment associated with the forecast of the performance of our products. Actual revenues and costs could vary significantly from these forecasted amounts. As of December 31, 2008, the estimated undiscounted future cash flows expected from product related technology assets from these acquisitions is sufficient to recover their carrying value. If these products are not ultimately accepted by our customers and distributors, and there is no alternative future use for the technology, we could determine that some or all of their remaining $185.7 million carrying value is impaired. In the event of impairment, we would record an impairment charge to earnings that could have a material adverse effect on our results of operations.

Goodwill

At December 31, 2008, we had $904.5 million in goodwill related to our acquisitions. The goodwill recorded in relation to these acquisitions is not deductible for tax purposes. We operate in a single industry segment consisting of the design, development and marketing of technology solutions that deliver applications on-demand. Our revenues are derived from sales of our Citrix Delivery Center products and related technical services in the Americas, EMEA, and Asia-Pacific regions and from online services sold by our Online Services division. These three geographic regions and the Online Services division constitute our reportable segments. See Note 12 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2008 for additional information regarding our reportable segments. We evaluate goodwill among these segments, which represent our reporting units. Excluding goodwill, we have no intangible assets deemed to have indefinite lives.

We use judgment in assessing goodwill for impairment. Goodwill is reviewed for impairment annually, or sooner if events or changes in circumstances indicate that the carrying amount could exceed fair value. Fair values are based on discounted cash flows using a discount rate determined by our management to be consistent with industry discount rates and the risks inherent in our current business model. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we completed the required annual impairment tests of goodwill as of December 31, 2008. There were no impairment charges recorded as a result of our annual impairment tests. Due to uncertain market conditions and potential changes in our strategy, product portfolio or reportable segments, it is possible that the forecasts we use to support our goodwill could change in the future, which could result in non-cash charges that would adversely affect our results of operations and financial condition.

Income Taxes

We are required to estimate our income taxes in each of the jurisdictions in which we operate as part of the process of preparing our consolidated financial statements. At December 31, 2008, we had approximately $64.9 million in deferred tax assets. SFAS No. 109, Accounting for Income Taxes, requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We review deferred tax assets periodically for recoverability and make estimates and judgments regarding the expected geographic sources of taxable income and gains from investments, as well as tax planning strategies in assessing the need for a valuation allowance. At December 31, 2008, we determined that a $14.2 million valuation allowance relating to deferred tax assets for net operating losses from acquired companies and unrealized losses from temporary impairments on available-for-sale investments was necessary. If the estimates and assumptions used in our determination change in the future, we could be required to revise our estimates of the valuation allowances against our deferred tax assets and adjust our provisions for additional income taxes.

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

The following discussion relating to the individual financial statement captions, our overall financial performance, operations and financial position should be read in conjunction with the factors and events described in “— Overview” and Part 1 – Item 1A entitled “Risk Factors,” which could impact our future performance and financial position.

Stock Option Investigation

On November 30, 2006, our Audit Committee commenced a voluntary, independent investigation of our historical stock option granting practices and related accounting, or the Stock Option Investigation, during the period from January 1996 through December 2006. Our Annual Report on Form 10-K for the year ended December 31, 2006, which was filed on September 7, 2007, contains a description of the Audit Committee’s investigation, management’s related review, the conclusions of the Audit Committee and management. See also “— Results of Operations.”

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

The following table sets forth our consolidated statements of income data and presentation of that data as a percentage of change from year-to-year.

	Year Ended December 31,			2008 Compared to 2007	2007 Compared to 2006
	2008	2007	2006
	(In thousands)
Revenues:
Product licenses	$620,215	$577,144	$488,487	7.5%	18.1%
License updates	559,340	484,669	405,756	15.4	19.4
Online services	260,065	213,744	148,795	21.7	43.6
Technical services	143,734	116,385	91,281	23.5	27.5

Total net revenues	1,583,354	1,391,942	1,134,319	13.8	22.7
Cost of net revenues:
Cost of product license revenues	47,801	42,984	32,911	11.2	30.6
Cost of services revenues	79,303	65,027	46,585	22.0	39.6
Amortization of product related intangible assets	48,028	29,596	19,202	62.3	54.1

Total cost of net revenues	175,132	137,607	98,698	27.3	39.4

Gross margin	1,408,222	1,254,335	1,035,621	12.3	21.1
Operating expenses:
Research and development	288,109	205,103	155,331	40.5	32.0
Sales, marketing and services	669,569	590,409	480,343	13.4	22.9
General and administrative	256,679	229,229	178,669	12.0	28.3
Amortization of other intangible assets	22,724	17,387	16,934	30.7	2.7
In-process research and development	1,140	9,800	1,000	(88.4)	*

Total operating expenses	1,238,221	1,051,928	832,277	17.7	26.4

Income from operations	170,001	202,407	203,344	(16.0)	(0.5)
Interest income	31,506	49,704	41,210	(36.6)	20.6
Interest expense	(444)	(737)	(927)	(39.8)	(20.5)
Other expense, net	(4,140)	(466)	(546)	*	(14.7)

Income before income taxes	196,923	250,908	243,081	(21.5)	3.2
Income taxes	18,647	36,425	60,084	(48.8)	(39.4)

Net income	$178,276	$214,483	$182,997	(16.9)	17.2

*	not meaningful.

Revenues

Net revenues include the following categories: Product Licenses, License Updates, Online Services and Technical Services. Product Licenses primarily represent fees related to the licensing of the following major products:

•	Our Application Virtualization products, including XenApp;

•	Our Application Networking products, including NetScaler, Citrix Repeater and Access Gateway;

•	Our Desktop Virtualization product, including XenDesktop; and

•	Our Server Virtualization product, including XenServer.

In addition, we offer incentive programs to our channel distributors and VARs to stimulate demand for our products. Revenues associated with these programs are partially offset by these incentives to our channel distributors and VARs.

License Updates consist of fees related to our Subscription Advantage program that are recognized ratably over the term of the contract, which is typically 12 to 24 months. Subscription Advantage is an annual renewable program that provides subscribers with automatic delivery of unspecified software upgrades, enhancements and maintenance releases when and if they become available during the term of the subscription. Online Services revenues consist primarily of fees related to online service agreements and are recognized ratably over the contract term. Technical Services revenues are comprised of fees from technical support services which are recognized ratably over the contract term, as well as revenues from product training and certification, and consulting services revenue related to implementation of our products, which is recognized as the services are provided.

	Year Ended December 31,			2008 Compared to 2007	2007 Compared to 2006
	2008	2007	2006
	(In thousands)
Revenues:
Product licenses	$620,215	$577,144	$488,487	$43,071	$88,657
License updates	559,340	484,669	405,756	74,671	78,913
Online services	260,065	213,744	148,795	46,321	64,949
Technical services	143,734	116,385	91,281	27,349	25,104

Total net revenues	$1,583,354	$1,391,942	$1,134,319	$191,412	$257,623

Product Licenses

Product License revenue increased during 2008 when compared to 2007 primarily due to increased sales of our Application Networking products, sales of our newer products including our Server and Desktop Virtualization products and to a lesser extent, our Application Virtualization products. Product License revenue increased during 2007 when compared to 2006 primarily due to increased sales of our Application Virtualization and Application Networking products and, to a lesser extent due to sales of our products acquired in 2007. We currently expect Product License sales to decrease when comparing the first quarter of 2009 to the first quarter of 2008 primarily due to anticipated continued weakness in the global economy and its anticipated impact on the IT spending of our customers.

License Updates

License Updates revenue increased during 2008 when compared to 2007 primarily due to increasing renewals related to our Subscription Advantage program over a larger base of subscribers and to a lesser extent an increase in new Subscription Advantage licenses. License update revenue increased during 2007 when compared to 2006 primarily due to a larger base of subscribers and increasing renewals related to our Subscription Advantage program. We currently anticipate that License Updates revenue will increase when comparing the first quarter of 2009 to the fourth quarter of 2008 due primarily to renewals over our installed customer base; however, these increases will be at a slower rate than experienced in 2008.

Online Services

Online Services revenue increased during 2008 when compared to 2007 primarily due to increased sales of our real-time application collaboration services and, to a lesser extent our Web-based access services. Online Services revenue increased during 2007 when compared to 2006 primarily due to increased sales of our real time application collaboration services. We currently expect our Online Services revenue to increase slightly when comparing the first quarter of 2009 to the fourth quarter of 2008; however, we anticipate the overall rate of growth for this group to be slower than experienced in 2008.

Technical Services

Technical Services revenue increased during 2008 when compared to 2007 primarily due to increased sales of support services related to our Application Networking products and to a lesser extent an increase in sales of support and consulting related to the implementation of our Application Virtualization products. Technical Services revenue increased during 2007 when compared to 2006 primarily due to increased sales of support services related to our Application Networking products and to a lesser extent an increase in sales of support and services related to the implementation of our Application Virtualization products. We currently expect Technical Services sales to decrease when comparing the first quarter of 2009 to the first quarter of 2008 consistent with the decrease in Product License revenue described above.

Deferred Revenue

Deferred revenues are primarily comprised of License Updates revenue from our Subscription Advantage product, Online Services revenues from annual service agreements for our online services products and Technical Services revenues related to our support services and consulting contracts. Deferred revenues increased approximately $90.8 million as of December 31, 2008 compared to December 31, 2007 primarily due to increased renewals of our Subscription Advantage product, increased sales of services related to our Application Networking products and increased sales of our online service agreements. We currently expect deferred revenue to continue to increase in 2009 although at a slower rate when compared to 2008.

We do not believe that backlog, as of any particular date, is a reliable indicator of future performance. While it is generally our practice to promptly ship our products upon receipt of properly finalized purchase orders, we sometimes have product license orders that have not shipped. Although the amount of such product license orders may vary, the amount, if any, of such product license orders at the end of a particular period has not been material to total revenue at the end of the same period.

International Revenues

International revenues (sales outside the United States) accounted for approximately 45.8% of our net revenues for the year ended December 31, 2008, 44.5% of our net revenues for the year ended December 31, 2007 and 47.4% for the year ended December 31, 2006. For detailed information on international revenues, please refer to Note 12 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2008.

Segment Revenues

An analysis of our reportable segment net revenue is presented below:

	Year Ended December 31,			Revenue Growth 2007 to 2008	Revenue Growth 2006 to 2007
	2008	2007	2006
	(In thousands)
Americas (1)	$670,523	$614,181	$499,278	9.2%	23.0%
EMEA (2)	524,465	447,201	391,650	17.3	14.2
Asia-Pacific	128,301	116,816	94,596	9.8	23.5
Online Services division	260,065	213,744	148,795	21.7	43.6

Consolidated net revenues	$1,583,354	$1,391,942	$1,134,319	13.8	22.7

(1)	Our Americas segment is comprised of the United States, Canada and Latin America.
(2)	Defined as Europe, Middle East and Africa.

With respect to our segment revenues, the increase in net revenues for the comparative periods presented was due primarily to the factors previously discussed across our reportable segments. For additional information on our segment revenues, please refer to Note 12 of our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2008.

Cost of Net Revenues

	Year Ended December 31,			2008 Compared to 2007	2007 Compared to 2006
	2008	2007	2006
	(In thousands)
Cost of product license revenues	$47,801	$42,984	$32,911	$4,817	$10,073
Cost of services revenues	79,303	65,027	46,585	14,276	18,442
Amortization of product related intangible assets	48,028	29,596	19,202	18,432	10,394

Total cost of net revenues	$175,132	$137,607	$98,698	$37,525	$38,909

Cost of product license revenues consists primarily of hardware, product media and duplication, manuals, packaging materials, shipping expense, server capacity costs and royalties. Cost of services revenue consists primarily of compensation and other personnel-related costs of providing technical support and consulting, as well as the costs related to our Online Services products. Also included in cost of net revenues is amortization of product related intangible assets.

Cost of product licenses revenues increased during 2008 when compared to 2007 primarily due to increased sales of our Application Networking products which contain hardware components that have a higher cost than our other software products. Cost of services revenues increased during 2008 compared to 2007 primarily due to and an increase in support and consulting related to our Application Virtualization and Application Networking products and to a lesser extent increases in costs related to increased sales of our Online Services products. Amortization of product related intangible assets increased during 2008 as compared to 2007 primarily due to amortization of product related intangible assets acquired in acquisitions. For more information regarding our acquisitions, see “— Overview” and Note 3 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2008. We currently anticipate cost of product license revenues will decrease when comparing the first quarter of 2009 to the fourth quarter of 2008 consistent with Product License sales.

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

Gross Margin

Gross margin as a percent of revenue was 88.9% for 2008, 90.1% for 2007 and 91.3% for 2006. The decrease in gross margin as a percentage of net revenue for all periods presented was primarily due to the increase in cost of net revenues as discussed above. We currently expect that our gross margin will remain relatively flat in the first quarter 2009 due to the factors discussed above under “—Cost of Net Revenues.”

Operating Expenses

Foreign Currency Impact on Operating Expenses

A substantial majority of our overseas operating expenses and capital purchasing activities are transacted in local currencies and are subject to fluctuations in foreign currency exchange rates. In order to minimize the impact on our operating results, we generally initiate our hedging of currency exchange risks up to one year in advance of anticipated foreign currency expenses. When the dollar is weak, foreign currency denominated expenses will be higher. These higher expenses will be partially offset by the gain in our hedging contracts. If the dollar is strong, foreign currency denominated expenses will be lower, and our hedging practices will cause these lower expenses to be partially offset by the aggregate loss in our hedging contracts. There is a risk that there will be fluctuations in foreign currency exchange rates beyond the one year timeframe for which we hedge our risk. Due to the generally stronger dollar during the year ended December 31, 2008 compared to 2007, our operating expenses benefited when converted to U.S. dollars, which was partially offset by lower gains in our hedging programs.

Strategic Restructuring Impact on Operating Expenses

On January 28, 2009, we announced the implementation of our Strategic Restructuring Program, which includes among other things, steps to reduce our headcount by approximately 500 full-time positions, representing approximately 10% of our global workforce, or the Global Workforce Reduction. In addition, we are postponing merit increases that would normally occur in the second quarter of 2009 until the fourth quarter of 2009, and the 2009 merit increases for all vice presidents and company officers have been eliminated. In the first quarter of 2009, we expect to incur a pre-tax charge in the range of approximately $19 million to $23 million primarily related to our Global Workforce Reduction. In addition, the Global Workforce Reduction expected to result in an annualized pre-tax savings of approximately $50.0 million.

Also, as part of the Strategic Restructuring Program, we are in the process of assessing the consolidation of facilities and roles across all groups and geographies to reduce redundancy and increase standardization. In addition, we are taking further steps to reduce operating costs that include reprioritizing internal projects, reducing contract workers and limiting travel spending. Due to the Strategic Restructuring Program, we expect that in 2009, we will experience decreases in operating expenses across all operating areas including research and development, sales, marketing and support and general and administrative expenses.

Other Items Impacting Operating Expenses

In addition, in the fourth quarter of 2008, we recorded a reduction to operating expenses of approximately $6.4 million related to an adjustment of payroll taxes initially recorded in conjunction with our voluntary, independent investigation of our historical stock option granting practices which were reduced upon agreement with the Internal Revenue Service.

In December 2007, the Financial Accounting Standards Board, or FASB, issued SFAS, No. 141R, Business Combinations. SFAS No. 141R will require, among other things, the expensing of direct transaction costs, including deal costs and restructuring costs as incurred and acquired IPR&D assets to be capitalized. The adoption of SFAS No. 141R is effective on a prospective basis for transactions occurring in 2009. Historically, we have been acquisitive and if we continue to be so, SFAS No 141R will cause increases in our operating expenses if we enter into business combinations with material deal or restructuring costs after the standard’s effective date.

Research and Development Expenses

	Year Ended December 31,			2008 Compared to 2007	2007 Compared to 2006
	2008	2007	2006
	(In thousands)
Research and development	$288,109	$205,103	$155,331	$83,006	$49,772

Research and development expenses consisted primarily of personnel-related costs. We expensed substantially all development costs included in the research and development of our products and new functionality added to our existing products as incurred, except for certain core technologies which were technologically feasible. Research and development expenses increased during 2008 as compared to 2007 primarily due to an increase in stock-based compensation expense primarily related to options and awards assumed in conjunction with our acquisition of XenSource, Inc., or the XenSource Acquisition. Also contributing to the increases in research and development expenses are staffing and related personnel costs due continued investment in our business and the full year impact of our XenSource Acquisition, as well as an increase in office and facility related costs associated with increased headcount. For more information regarding our acquisitions see, “— Overview” and Note 3 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2008.

Research and development expenses increased during 2007 as compared to 2006 primarily due to an increase in staffing and related personnel costs due to the full year impact of our 2006 Acquisitions, our 2007 Acquisitions and continued investments in our business, which included the hiring of personnel.

Sales, Marketing and Services Expenses

	Year Ended December 31,			2008 Compared to 2007	2007 Compared to 2006
	2008	2007	2006
	(In thousands)
Sales, marketing and services	$669,569	$590,409	$480,343	$79,160	$110,066

Sales, marketing and services expenses consisted primarily of personnel-related costs, including sales commissions, and the costs of marketing programs aimed at increasing revenue, such as advertising, trade shows, public relations and other market development programs. Sales, marketing and services expenses increased during 2008 compared to 2007 primarily due to an increase in headcount and the associated increase in salaries and employee related expenses due to our continued investment partially offset by decreases in commissions. Also contributing to the increase sales, marketing and services expenses were increases in marketing program costs related to our worldwide advertising campaigns, an increase in stock-based compensation expense primarily related to options and awards assumed in conjunction with our XenSource Acquisition and an increase in commissions paid to our resellers. During 2008, we also increased our utilization of personnel for revenue generating activities, which is reflected as cost of service revenues rather than sales, marketing and services expense. For more information regarding our acquisitions see, “— Overview” and Note 3 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2008.

Sales, marketing and services expenses increased during 2007 compared to 2006 primarily due to an increase in headcount and the associated increase in salaries and employee related expenses due to our continued investment in our business and the full year impact of our 2006 Acquisitions and the impact of our 2007 Acquisitions. In addition, sales, marketing and services expenses increased during 2007 compared to 2006 due to an increase in commissions related to our growing sales-force and payments made under new programs adopted to promote sales of our newer products, an increase in commissions paid to our resellers and, to a lesser extent, an increase in marketing program costs related to our worldwide advertising campaigns. During 2007, we also increased our utilization of personnel for revenue generating activities, which is reflected as cost of service revenues rather than sales, marketing and services expenses.

General and Administrative Expenses

	Year Ended December 31,			2008 Compared to 2007	2007 Compared to 2006
	2008	2007	2006
	(In thousands)
General and administrative	$256,679	$229,229	$178,669	$27,450	$50,560

General and administrative expenses consisted primarily of personnel-related related costs and expenses related to outside consultants assisting with regulatory compliance and information systems, as well as accounting and legal fees. General and administrative expenses increased during 2008 compared to 2007 primarily due to an increase in headcount and the associated salaries and employee related expenses, an increase in depreciation primarily related to information systems and an increase IT support and data services all of which were to support our growth in 2008. Also contributing to the increase in general and administrative expenses is an increase in stock-based compensation expense primarily related to options and awards assumed in conjunction with our XenSource Acquisition. These increases are partially offset by a decrease in consulting and legal fees primarily related to the investigation of our historical stock option granting practices and the associated restatements of our prior consolidated financial statements, which concluded in 2007. For more information regarding our acquisitions see, “— Overview” and Note 3 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2008.

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

Amortization of Other Intangible Assets

	Year Ended December 31,			2008 Compared to 2007	2007 Compared to 2006
	2008	2007	2006
	(In thousands)
Amortization of the other intangible assets	$22,724	$17,387	$16,934	$5,337	$453

The increase in amortization of other intangible assets during 2008 as compared to 2007 was primarily due to the full year impact of amortization related to other intangible assets acquired in our XenSource Acquisition. The increase in amortization of other intangible assets during 2007 as compared to 2006 was not significant. As of December 31, 2008, we had unamortized other identified intangible assets with estimable useful lives in the net amount of $84.5 million. For more information regarding our acquisitions see, “— Overview” and Note 3 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2008.

In-Process Research and Development

	Year Ended December 31,			2008 Compared to 2007	2007 Compared to 2006
	2008	2007	2006
	(In thousands)
In-process research and development	$1,140	$9,800	$1,000	$(8,660)	$8,800

In 2008, $1.1 million of the purchase price paid for our acquisition of Vapps was allocated to IPR&D, in 2007, $9.8 million of the purchase price paid for our 2007 Acquisitions was allocated to IPR&D, and in 2006, $1.0 million of the purchase price paid for our 2006 Acquisitions was allocated to IPR&D. The amounts allocated to IPR&D in our acquisitions had not yet reached technological feasibility, had no alternative future use and were written-off at the date of the acquisitions in accordance with FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method. For more information regarding the acquisitions, see “— Overview” and Note 3 to our consolidated financial statements in this Annual Report on Form 10-K for the year ended December 31, 2008.

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

The fair value assigned to IPR&D was based on valuations prepared using methodologies and valuation techniques consistent with those used by independent appraisers. All fair values were determined using the income approach, which includes estimating the revenue and expenses associated with a project’s sales cycle and by estimating the amount of after-tax cash flows attributable to the projects. The future cash flows were discounted to present value utilizing an appropriate risk-adjusted rate of return, which ranged from 20% to 36%. The rate of return included a factor that takes into account the uncertainty surrounding the successful development of the IPR&D.

SFAS No. 141R will require, among other things, acquired IPR&D assets to be capitalized. If we enter into business combinations with material IPR&D after January 1, 2009, the standard’s effective date, we will be required to capitalize those costs, which will reduce operating expenses in the period of the acquisition and increase amortization of product related intangible assets if completion of development is reached which will be included in cost of net revenues in future periods.

Interest Income

	Year Ended December 31,			2008 Compared to 2007	2007 Compared to 2006
	2008	2007	2006
	(In thousands)
Interest income	$31,506	$49,704	$41,210	$(18,198)	$8,494

Interest income decreased during 2008 as compared to 2007 primarily due to decreased interest rates earned on cash equivalents and investment balances. We expect interest income to decrease in 2009 due to the effect of lower interest rates as a result of current market conditions. Interest income increased during 2007 as compared to 2006 primarily due to overall higher average cash, cash equivalent and investment balances that resulted primarily from an increase in cash from operations and proceeds received from employee stock-based compensation plans, partially offset by an increase in cash paid for acquisitions and capital expenditures. For more information see “— Overview” and “— Liquidity and Capital Resources” and Note 3 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2008.

Interest Expense

	Year Ended December 31,			2008 Compared to 2007	2007 Compared to 2006
	2008	2007	2006
	(In thousands)
Interest expense	$(444)	$(737)	$(927)	$293	$190

The decrease in interest expense when comparing 2008 to 2007 and comparing 2007 to 2006 is not significant. For more information see “— Liquidity and Capital Resources” and Note 9 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2008.

Other Expense, Net

	Year Ended December 31,			2008 Compared to 2007	2007 Compared to 2006
	2008	2007	2006
	(In thousands)
Other expense, net	$(4,140)	$(466)	$(546)	$(3,674)	$80

Other expense, net is primarily comprised of remeasurement and foreign currency transaction gains (losses), other-than-temporary declines in the value of our equity investments and debt instruments and realized gains (losses) on the sale of available-for-sale and trading investments. Other expense, net increased when comparing 2008 to 2007 due primarily to an increase in losses related to our foreign currency transactions and to a lesser extent, impairments of investments that we determined to have an other-than-temporary decline in fair value partially offset by gains recorded on an enforceable, non-transferable right to sell our auction rate securities, or the Put Option, recorded in conjunction with a legal settlement related to our investments in those auction rate securities. Upon recording the Put Option, we contemporaneously made the fair value election as allowed by SFAS No. 159, as amended, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS No. 159. Therefore, the initial recording of the Put Option and subsequent changes in its fair value are recorded in other expense, net. Other expense, net remained relatively flat when comparing 2007 to 2006. For more information see “— Liquidity and Capital Resources” and Note 4 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2008.

Income Taxes

On January 1, 2007, we adopted the provisions of FASB Interpretation, or FIN No. 48, Accounting for Uncertainty in Income Taxes. As of December 31, 2008, our net unrecognized tax benefits totaled approximately $28.3 million. At December 31, 2008, there were no amounts for tax positions which would not affect the annual effective tax rate and approximately $0.2 million of accrued interest on tax positions.

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

We are required to estimate our income taxes in each of the jurisdictions in which we operate as part of the process of preparing our consolidated financial statements. At December 31, 2008, we had approximately $64.9 million in deferred tax assets. SFAS No. 109, Accounting for Income Taxes, requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We review deferred tax assets periodically for recoverability and make estimates and judgments regarding the expected geographic sources of taxable income and gains from investments, as well as tax planning strategies in assessing the need for a valuation allowance. At December 31, 2008, we determined that $14.2 million valuation allowance relating to deferred tax assets for net operating losses from acquired companies and unrealized losses from temporary impairments on available-for- sale investments was necessary. If the estimates and assumptions used in our determination change in the future, we could be required to revise our estimates of the valuation allowances against our deferred tax assets and adjust our provisions for additional income taxes.

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

We establish tax reserves when, despite our belief that our tax return positions are fully supportable, certain of these positions may be challenged. While it is often difficult to predict whether we will prevail, we believe that our tax reserves reflect the probable outcome of known contingencies. As such, included in our effective tax rate for the year ended December 31, 2008 is an additional tax reserve of approximately $2.9 million related to uncertainties arising in 2007 partially offset by a reduction of approximately $1.8 million in tax reserves related to the expiration of a statute of limitations for the 2004 tax year.

In 2008, our effective tax rate increased to approximately 16.6% from (3.5%) when comparing the three months ended December 31, 2008 to the three months ended December 31, 2007 primarily due to the fourth quarter of 2007 including the reduction in tax reserves for uncertain tax positions related to prior years taken in 2007. When comparing the twelve months ended December 31, 2008 to the twelve months ended December 31, 2007, our effective tax rate decreased to 9.5% from 14.5% primarily due to an increase in income in geographic locations that are taxed at lower rates and a corresponding decrease in income in geographic locations taxed at higher rates partially offset by the reduction in tax reserves for uncertain tax positions related to prior years taken in 2007. The decrease in income in geographic locations taxed at higher rates is primarily due to an increase in stock-based compensation expense and amortization of intangible assets.

We are subject to the continuous examination of our income tax returns by tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance, however, that the outcomes from these continuous examinations will not have an adverse effect on our effective tax rate.

Liquidity and Capital Resources

During 2008, we generated positive operating cash flows of $462.1 million. These cash flows related primarily to net income of $178.3 million, adjusted for, among other things, non-cash charges including stock-based compensation expense of $124.6 million and depreciation and amortization of $123.7 million. Also attributing to these cash inflows is an aggregate increase in cash flow from our operating assets and liabilities of $43.4 million, net of the effects of acquisitions. These operating cash inflows are partially offset by a $6.4 million benefit related to an adjustment of payroll taxes and $6.8 million related to a deferred income tax benefit. Our investing activities used $158.6 million of cash consisting primarily of the expenditure of $181.0 million for the purchase of property and equipment, including the purchase of our headquarters building and $68.4 million in cash paid for licensing agreements and acquisitions. These investing cash outflows are partially offset by the net sales and maturities of our available-for-sale investments of $90.9 million. Our financing activities used cash of $206.9 million, primarily related to $256.5 million paid for stock repurchases. This cash outflow was partially offset by $44.4 million in proceeds received from employee stock compensation plans and $5.6 million related to excess tax benefits from the exercise of stock-based awards.

During 2007, we generated positive operating cash flows of $422.3 million. These cash flows related primarily to net income of $214.5 million, adjusted for, among other things, non-cash charges including depreciation and amortization of $85.2 million, stock-based compensation expense of $65.5 million and the tax effect of stock-based compensation of $15.5 million. These cash inflows are partially offset by an operating cash outflow of $17.8 million related to the excess tax benefit due to the exercise of stock-based awards. Also attributing to these cash inflows is an aggregate increase in cash flow from our operating assets and liabilities of $38.6 million, net of the effects of acquisitions. Our investing activities used $417.6 million consisting primarily of the net purchases after reinvestment, from sales and maturities of our available-for-sale investments of $180.4 million. These cash outflows also consisted of cash paid for our 2007 Acquisitions, net of cash acquired, of $148.1 million and the expenditure of $85.9 million for the purchase of property and equipment. Our financing activities used cash of $131.8 million primarily related to $260.0 million paid under our stock repurchase programs and $8.0 million paid on our debt. These cash outflows are partially offset by $118.4 million in proceeds received from employee stock compensation plans and $17.8 million related to excess tax benefits from the exercise of stock-based awards.

Historically, significant portions of our cash inflows were generated by our operations. We currently expect this trend to continue throughout 2009. We believe that our existing cash and investments together with cash flows expected from operations will be sufficient to meet expected operating and capital expenditure requirements for the next 12 months. We continue to search for suitable acquisition candidates and could acquire or make investments in companies we believe are related to our strategic objectives. We could from time to time seek to raise additional funds through the issuance of debt or equity securities for larger acquisitions.

Cash and Investments

	December 31,		2008 Compared to 2007
	2008	2007
	(In thousands)
Cash and investments	$850,881	$798,510	$52,371

The increase in cash and investments at December 31, 2008 as compared to December 31, 2007, is primarily due to an increase in cash from operations and proceeds received from employee stock-based compensation plans, partially offset by an increase in cash paid for capital expenditures, licensing agreements and acquisitions, net of cash acquired. We generally invest our cash and cash equivalents in investment grade, highly liquid securities to allow for flexibility in the event of immediate cash needs. Our short-term and long-term investments primarily consist of interest-bearing securities. See “— Liquidity and Capital Resources” and Note 4 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2008 for further information.

Available-for-sale investments

During 2008, we recorded an unrealized loss of approximately $13.5 million related to our $50.0 million face value investment issued by AIG Matched Funding Corporation, or the AIG Capped Floater, which matures in September 2011. American International Group, Inc., or AIG, as the issuer’s parent, provided a guarantee of the security at the time of purchase, in September 2006. The unrealized loss was primarily caused by AIG experiencing liquidity challenges which were reportedly precipitated by problems in the capital markets. AIG’s lack of liquidity triggered a downgrade in the credit ratings for its long-term issues to A- and A3 by two rating agencies on October 3, 2008. As a result of AIG’s liquidity challenges, the Federal Reserve intervened with a five-year credit facility to help stabilize AIG and the overall market. To date, AIG has not been reported to have defaulted on the terms of its loan from the Federal Reserve and continues to pay interest on the AIG Capped Floater. Because we have the ability and intent to hold this security until a recovery of fair value, which may not occur until maturity, we do not consider the security to be other-than-temporarily impaired.

If AIG’s financial position further deteriorates, we may be required to further adjust the carrying value of the AIG Capped Floater and potentially recognize an impairment charge for an other-than-temporary decline in the fair value of the investment. Based on our available cash and other investments, we do not currently anticipate that the lack of liquidity caused by holding the AIG Capped Floater to recovery will have a material adverse effect on our financial position.

Gross realized gains on sales of available-for-sale investments during 2008 were $0.5 million and gross realized losses on available-for-sale investments during 2008 were $1.4 million. Gross realized gains and losses on sales of available-for-sale investments during 2007 were not material. The other-than-temporary losses on available-for-sale investments were primarily comprised of an impairment charge of approximately $1.1 million related to an other-than-temporary impairment of an investment in our portfolio due to the bankruptcy of Lehman Brothers Holdings.

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

Trading Investments

As of December 31, 2008, we held triple-A rated municipal auction rate securities, with an aggregate par value of approximately $45.5 million, whose underlying assets are generally student loans that are substantially backed by the federal government under the Federal Family Education Loan Program through investment accounts managed by UBS Financial Services, Inc., or UBS. The market for municipal auction rate securities in our portfolio began experiencing auction failures on February 13, 2008 and there have been no successful auctions for the securities held in our portfolio since the failures began. In November 2008, we formally accepted the terms of a settlement from UBS. Upon accepting the terms of the settlement, we received the Put Option, that would enable us to sell our auction rate securities back to UBS during the period between June 30, 2010 and July 2, 2012 at par value. Accordingly, we recorded the fair value of the Put Option in other assets in our financial statements and contemporaneously made the fair value election as allowed by SFAS No. 159. Therefore beginning in the fourth quarter of 2008, we began recording changes in the fair value of the Put Option in earnings. In conjunction with recording the Put Option, we also transferred our auction rate securities from available-for-sale to trading in the fourth quarter of 2008 and recorded a $1.1 million loss in other expense, net, upon the transfer. Accordingly, we will record changes in the fair value of our auction rate securities in earnings. During the year ended December 31, 2008, we realized a gain of $7.4 million related to the Put Option and realized a loss of $7.5 million related to our investments in auction rate securities. See Notes 4 and 5 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2008 for further information.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

We measure our cash flow hedges at fair value based on indicative prices in active markets and we generally measure our investments in available-for-sale securities at fair value based on quoted prices in active markets for identical securities. We measured our AIG Capped Floater, which is included in Level 2, using indicative pricing for another security issued by AIG with similar terms which had regular trading activity. Due to the illiquidity in the municipal auction rate securities market caused by failed auctions, quoted prices in active markets are not currently available for our investments in municipal auction rate securities. We measured these securities at fair value using a discounted cash flow model. In our discounted cash flow model, we used several assumptions to derive a fair value for our investments in municipal auction rate securities including a discount rate based on the credit quality of the underlying investments and a factor to further discount the investments for the illiquidity currently present in the market for these securities. Accordingly, these securities changed from Level 1 to Level 3 within SFAS No. 157’s three-tier fair value hierarchy since valuation at December 31, 2007. Also included in Level 3 is the Put Option. In order to determine the fair value of the Put Option, we measured the differential between the aggregate par value of our auction rate securities and their fair value as of the reporting date and applied a discount rate that considers both the time period between the reporting date and the first date we are able to exercise our right to put the auction rate securities to UBS per the terms of the settlement and the credit worthiness of UBS.

Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

	Put Option	Long-term Investments	Total
	(In thousands)
Balance at December 31, 2007	$—	$—	$—
Transfers to Level 3	—	45,450	45,450
Total realized gains (losses) included in earnings	7,378	(7,531)	(153)

Balance at December 31, 2008	$7,378	$37,919	$45,297

Realized gains (losses) included in earnings for the period are reported in other (expense) income, net.

Restricted Cash Equivalents and Investments

	December 31,		2008 Compared to 2007
	2008	2007
	(In thousands)
Restricted cash equivalents and investments	$883	$63,735	$(62,852)

Restricted cash equivalents and investments as of December 31, 2007 are primarily comprised of approximately $62.8 million in investment securities and cash equivalents pledged as collateral for specified obligations under our synthetic lease arrangement.

We were a party to a synthetic lease arrangement for our corporate headquarters office space in Fort Lauderdale, Florida. The initial term of the synthetic lease was seven years, expiring in April 2009. At any time during the lease term and upon a 30-days’ written notice, we had the option to purchase the property for an amount representing the original property cost and transaction fees of approximately $61.0 million plus any lease breakage costs and outstanding amounts owed. In October 2008, we terminated the synthetic lease, purchased the underlying property and ceased to be bound by the lease covenants. The majority of the amounts related to our synthetic lease collateral arrangement and classified as restricted cash equivalents and investments as of December 31, 2007, were used to purchase the property and are no longer restricted. See Note 10 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2008 for further information.

Accounts Receivable, Net

	December 31,		2008 Compared to 2007
	2008	2007
	(In thousands)
Accounts receivable	$239,998	$230,422	$9,576
Allowance for returns	(1,641)	(1,670)	29
Allowance for doubtful accounts	(7,061)	(2,891)	(4,170)

Accounts receivable, net	$231,296	$225,861	$5,435

The increase in accounts receivable at December 31, 2008 compared to December 31, 2007 was primarily due to an increase in sales, particularly in the last month of 2008 compared to the last month of 2007. Our allowance for returns remained relatively constant during 2008 as compared to 2007. The activity in our allowance for returns was comprised of $2.1 million in credits issued for stock balancing rights during 2008 offset by $2.1 million of provisions for returns recorded during 2008. Our allowance for doubtful accounts increased by $4.2 million when comparing 2008 to 2007. The activity in our allowance for doubtful accounts was comprised primarily of an additional $3.4 million acquired in conjunction with our acquisition of Vapps, $1.6 million of provisions for doubtful accounts recorded during the year partially offset by $0.8 million of uncollectible accounts written off, net of recoveries. From time to time, we could maintain individually significant accounts receivable balances from our distributors or customers, which are comprised of large business enterprises, governments and small and medium-sized businesses. If the financial condition of our distributors or customers deteriorates, our operating results could be adversely affected. At December 31, 2008 and 2007, no distributor or customer accounted for more than 10% of our accounts receivable. For more information regarding significant customers see Note 12 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2008.

Credit Facility and Term Loan

Effective on August 9, 2005, we entered into the Credit Facility with a group of financial institutions, or the Lenders. Effective September 27, 2006, we entered into an amendment and restatement of the Credit Facility, or the Amendment. The Amendment decreased the overall range of interest we will pay on amounts outstanding on the Credit Facility and lowered the facility fee. In addition, the Amendment extended the term of the Credit Facility. The Credit Facility, as amended, allows us to increase the revolving credit commitment up to a maximum aggregate revolving credit commitment of $175.0 million. The Credit Facility, as amended, currently provides for a revolving line of credit that will expire on September 27, 2011 in the aggregate amount of $100.0 million, subject to continued covenant compliance. A portion of the revolving line of credit (1) in the aggregate amount of $25.0 million may be available for issuances of letters of credit and (2) in the aggregate amount of $15.0 million may be available for swing line loans. The Credit Facility, as amended, currently bears interest at the London Interbank Offered Rate, or LIBOR, plus 0.32% and adjusts in the future in the range of 0.32% to 0.80% above LIBOR based on the level of our total debt and our adjusted earnings before interest, taxes, depreciation and amortization, or EBITDA. In addition, we are required to pay an annual facility fee ranging from 0.08% to 0.20% based on the aggregate amount available under the Credit Facility, as amended, and the level of our total debt and adjusted EBITDA. During the year ended December 31, 2008, no funds were borrowed under the Credit Facility, as amended, and as of December 31, 2008 there were no amounts outstanding under the Credit Facility, as amended.

The Credit Facility, as amended, contains customary default provisions, and we must comply with various financial and non-financial covenants. The financial covenants consist of a minimum interest coverage ratio and a maximum consolidated leverage ratio. The primary non-financial covenants contain certain limits on our ability to pay dividends, conduct certain mergers or acquisitions, make certain investments and loans, incur future indebtedness or liens, alter our capital structure or sell stock or assets. As of December 31, 2008, we were in compliance with all covenants of the Credit Facility.

Effective on August 9, 2005, we entered into the Term Loan with the Lenders. The Term Loan provided for an eighteen-month single-draw term loan facility in the aggregate amount of $100.0 million. The Term Loan’s interest rate was LIBOR plus 0.5% and adjusted in the range of 0.5% to 1.25% above LIBOR based on the level of our total debt and adjusted EBITDA. In addition, we were required to pay an annual facility fee ranging from 0.125% to 0.25% based on the aggregate amount of the Term Loan and the level of our total debt and adjusted EBITDA. We used the proceeds from the Term Loan to partially fund the repatriation of certain of our foreign earnings in connection with the American Jobs Creation Act. In February 2006, we repaid the remaining $31.0 million outstanding under the Term Loan in full.

Stock Repurchase Program

Our Board of Directors authorized an ongoing stock repurchase program with a total repurchase authority granted to us of $1.8 billion. We may use the approved dollar authority to repurchase stock at any time until the approved amounts are exhausted. The objective of our stock repurchase program is to improve stockholders’ returns. At December 31, 2008, approximately $77.0 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. A portion of the funds used to repurchase stock over the course of the program was provided by proceeds from employee stock option exercises and the related tax benefit.

We are authorized to make open market purchases of our common stock using general corporate funds. Additionally, we entered into structured stock repurchase arrangements with large financial institutions using general corporate funds in order to lower the average cost to acquire shares. These programs include terms that require us to make up-front payments to the counterparty financial institution and result in the receipt of stock during the agreement or the receipt of either stock or cash at the maturity of the agreement, depending on market conditions.

During the year ended December 31, 2008, we took delivery of 4,406,757 shares at an average price of $33.30 per share from our structured repurchase agreements and we expended approximately $197.6 million on open market purchases repurchasing 6,451,591 shares of outstanding common stock at an average price of $30.63. In addition, during the period we made up-front payments of $58.9 million to certain financial institutions related to structured stock repurchase agreements. As of December 31, 2008, we had no prepaid notional amounts remaining under our structured stock repurchase programs.

During the year ended December 31, 2007, we took delivery of 1,655,089 shares at an average price of $35.34 per share from our structured repurchase agreements and we expended approximately $150.0 million on open market purchases repurchasing 3,720,800 shares of outstanding common stock at an average price of $40.31. In addition, during the period we made up-front payments of $110.0 million to certain financial institutions related to structured stock repurchase agreements.

During the year ended December 31, 2006, we took delivery of 4,307,112 shares at an average price of $30.76 per share from our structured repurchase agreements and we expended approximately $159.8 million on open market purchases repurchasing 5,193,410 shares of outstanding common stock at an average price of $30.77. In addition, during the period we made up-front payments of $114.4 million to certain financial institutions related to structured stock repurchase agreements.

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

The following table summarizes our significant contractual obligations at December 31, 2008 and the future periods in which such obligations are expected to be settled in cash. Additional details regarding these obligations are provided in the notes to our consolidated financial statements (in thousands):

	Payments due by period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Operating lease obligations (1)	$223,802	$45,668	$74,595	$50,839	$52,700
Purchase obligations (2)	6,311	6,311	—	—	—

Total contractual obligations (3)	$230,113	$51,979	$74,595	$50,839	$52,700

(1)

In 2008, we entered into a lease to acquire additional office space in Santa Clara, CA. The rental commencement date will not begin until 2011and the pricing for the lease will not be finalized until a future date. Accordingly, the future payment obligations related to this lease are not included in the table above.

(2)	Purchase obligations represent non-cancelable commitments to purchase inventory ordered before year-end.
(3)

Total contractual obligations do not include agreements where our commitment is variable in nature or where cancellations without payment provisions exist and excludes $28.3 million of liabilities related to uncertain tax positions recorded in accordance with FIN No. 48, because we could not make reasonably reliable estimates of the period or amount of cash settlement with the respective taxing authorities. See Note 10 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2008 for further information.

As of December 31, 2008, we did not have any individually material capital lease obligations or other material long-term commitments reflected on our consolidated balance sheets.

Off-Balance Sheet Arrangement

During 2002, we became a party to a synthetic lease arrangement totaling approximately $61.0 million for our corporate headquarters office space in Fort Lauderdale, Florida. The synthetic lease represented a form of off-balance sheet financing under which an unrelated third-party lessor funded 100% of the costs of acquiring the property and leased the asset to us. The synthetic lease qualified as an operating lease for accounting purposes and as a financing lease for tax purposes. We did not include the property or the related lease debt as an asset or a liability in our consolidated balance sheets. Consequently, payments made pursuant to the lease were recorded as operating expenses in our consolidated statements of income. We entered into the synthetic lease in order to lease our headquarters properties under more favorable terms than under our previous lease arrangements.

The initial term of the synthetic lease was seven years, expiring in April 2009. The lease payments varied based on LIBOR plus a margin. At any time during the lease term and upon 30-days’ written notice, we had the option to purchase the property for an amount representing the original property cost and transaction fees of approximately $61.0 million plus any lease breakage costs and outstanding amounts owed. Effective October 23, 2008, we exercised our option and purchased the property for approximately $61.1 million, including closing costs and legal fees. There were no lease breakage costs incurred.

The synthetic lease included certain financial covenants including a requirement for us to maintain a pledged balance of approximately $62.8 million in cash and/or investment securities as collateral. This amount was included in restricted cash equivalents and investments in our consolidated balance sheet as of December 31, 2007. The synthetic lease also included non-financial covenants, including the maintenance of the property and adequate insurance, prompt delivery of financial statements to the administrative agent of the lessor and prompt payment of taxes associated with the property. Following the termination of the synthetic lease, we ceased to be bound by these covenants.

Commitments

Capital expenditures were $181.0 million during 2008, $85.9 million during 2007 and $52.1 million during 2006. During 2008, capital expenditures were primarily related to application and infrastructure delivery to enable growth and enhance management reporting capabilities, the purchase of our corporate headquarters buildings and leasehold improvements. During 2007, capital expenditures were primarily related to application and infrastructure delivery to enable growth and enhance management reporting capabilities and leasehold improvements. We currently anticipate that capital expenditures will decrease in 2009 compared to 2008 levels.

We have an operating lease obligation related to a property that is not fully utilized that continues to 2018 with a total remaining obligation at December 31, 2008 of approximately $5.0 million, of which $0.9 million was accrued as of December 31, 2008, and is reflected in accrued expenses and other liabilities in consolidated financial statements. In calculating this accrual, we made estimates, based on market information, including the estimated vacancy periods and sublease rates and opportunities. We periodically re-evaluate our estimates and if actual circumstances prove to be materially worse than we estimated, the total charges for these vacant facilities could be significantly higher. We currently expect that our liabilities related to operating lease obligations for properties that are not fully utilized will increase due to our Strategic Restructuring Program.

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

We are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates that could adversely affect our results of operations or financial condition. To mitigate foreign currency risk, we utilize derivative financial instruments. The counterparties to our derivative instruments are major financial institutions. All of the potential changes noted below are based on sensitivity analyses performed on our financial position as of December 31, 2008. Actual results could differ materially.

Discussions of our accounting policies for derivatives and hedging activities are included in Notes 2 and 13 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2008.

Exposure to Exchange Rates

A substantial majority of our overseas expense and capital purchasing activities are transacted in local currencies, including Euros, British pounds sterling, Australian dollars, Japanese yen, Indian rupees, Swiss francs, Singapore dollars, Hong Kong dollars, Canadian dollars, Danish krone and Swedish krona. To reduce our exposure to a reduction in U.S. dollar value and the volatility of future cash flows caused by changes in currency exchange rates, we have established a hedging program. We use foreign currency forward contracts to hedge certain forecasted foreign currency expenditures. Our hedging program significantly reduces, but does not entirely eliminate, the impact of currency exchange rate movements.

At December 31, 2008 and 2007, we had in place foreign currency forward sale contracts with a notional amount of $124.2 million and $104.3 million, respectively, and foreign currency forward purchase contracts with a notional amount of $339.6 million and $311.1 million, respectively. At December 31, 2008, these contracts had an aggregate fair liability value of $4.3 million and at December 31, 2007, these contracts had an aggregate fair asset value of $5.8 million. Based on a hypothetical 10% appreciation of the U.S. dollar from December 31, 2008 market rates, the fair value of our foreign currency forward contracts would decrease by $21.3 million. Conversely, a hypothetical 10% depreciation of the U.S. dollar from December 31, 2008 market rates would increase the fair value of our foreign currency forward contracts by $21.3 million, resulting in a net asset position. In these hypothetical movements, foreign operating costs would move in the opposite direction. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates quantified above, changes in exchange rates could also change the dollar value of sales and affect the volume of sales as the prices of our competitors’ products become more or less attractive. We do not anticipate any material adverse impact to our consolidated financial position, results of operations, or cash flows as a result of these foreign exchange forward contracts.

Exposure to Interest Rates

We have interest rate exposures resulting from our interest-based available-for-sale and trading securities. We maintain available-for-sale and trading investments in debt securities and we limit the amount of credit exposure to any one issuer or type of instrument. The securities in our investment portfolio are not leveraged. The securities classified as available-for-sale and trading are subject to interest rate risk. The modeling technique used measures the change in fair values arising from an immediate hypothetical shift in market interest rates and assumes that ending fair values include principal plus accrued interest and reinvestment income. If market interest rates were to increase by 100 basis points from December 31, 2008 and 2007 levels, the fair value of the available-for-sale portfolio would decline by approximately $3.2 million in each period. If market interest rates were to decrease by 100 basis points from December 31, 2008 and 2007 levels, the fair value of the available-for-sale portfolio would increase by approximately $3.2 million in each period. These amounts are determined by considering the impact of the hypothetical interest rate movements on our available-for-sale and trading investment portfolios. This analysis does not consider the effect of credit risk as a result of the changes in overall economic activity that could exist in such an environment.

During 2005, we entered into the Credit Facility, as amended in 2006, or the Amended Credit Facility. Accordingly, we could be exposed to market risk from changes in interest rates on our long-term debt. This exposure relates to our $100.0 million Amended Credit Facility. Borrowings under the Amended Credit Facility currently bear interest at variable rates based on LIBOR plus 0.32% and adjusts in the future in the range of 0.32% to 0.80% above LIBOR based on our level of total debt and our adjusted earnings before interest, taxes, depreciation and amortization, or EBITDA. A hypothetical 1% interest rate change would not have any current impact on our results of operations as we had no amounts outstanding under the Amended Credit Facility as of December 31, 2008.

ITEM 8.	FINANCIAL STATEMENTS AND SCHEDULES

Our consolidated financial statements and related financial statement schedule, together with the report of independent registered public accounting firm, appear at pages F-1 through F-34 of this Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with our independent registered public accountants on accounting or financial disclosure matters during our two most recent fiscal years.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2008, our management, with the participation of our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that, as of December 31, 2008, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a – 15(f). Our internal control system was designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (the COSO criteria). Based on our assessment we believe that, as of December 31, 2008, our internal control over financial reporting is effective based on those criteria. The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Citrix Systems, Inc.

We have audited Citrix Systems, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Citrix Systems, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Citrix Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Citrix Systems, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2008 of Citrix Systems, Inc. and our report dated February 24, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Certified Public Accountants

Fort Lauderdale, Florida

February 24, 2009

ITEM 9B.	OTHER INFORMATION

Our policy governing transactions in our securities by our directors, officers and employees permits our officers, directors and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. We have been advised that David Friedman, our General Counsel, Senior Vice President, Human Resources, and entities affiliated with Peter Levine, our Senior Vice President, Virtualization and Management Division, entered into trading plans in the fourth quarter of 2008 in accordance with Rule 10b5-1 and our policy governing transactions in its securities. Mr. Friedman entered into his trading plan to exercise soon to expire stock options and to sell the underlying shares of common stock. The entities affiliated with Mr. Levine entered into trading plans to achieve diversification in Mr. Levine’s investment portfolio. We undertake no obligation to update or revise the information provided herein, including for revision or termination of an established trading plan.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2008.

ITEM 11.	EXECUTIVE COMPENSATION

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table (in thousands, except option price) provides information as of December 31, 2008 about the securities authorized for issuance to the Company’s employees and non-employee directors under its fixed stock-based compensation plans:

Plan category	(A) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(B) Weighted-average exercise price of outstanding options, warrants and rights	(C) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders(1)	27,078	$33.17	9,900
Equity compensation plans not approved by security holders(2)	3,956	$4.20	—

Total	31,034	$29.48	9,900

(1)

Includes securities issuable upon exercise of outstanding options, warrants and rights that were issued pursuant to the Company’s 1995 Stock Plan, the Third Amended and Restated 1995 Employee Stock Purchase Plan, the 2000 Director and Officer Stock Option and Incentive Plan, and the Amended and Restated 1995 Non-Employee Director Stock Option Plan. No additional awards will be granted under these plans. Also includes securities issuable upon exercise of outstanding options, warrants and rights that have been issued pursuant to the Company’s 2005 Equity Incentive Plan, which is currently available for future grants.

(2)

Consists of the following plans assumed by the Company in acquisitions: Vapps, Inc.’s 2007 Stock Plan, Deterministic Networks, Inc.’s 2008 Restricted Stock Unit Plan, Ardence Delaware, Inc.’s 2005 Omnibus Plan, Ardence Delaware Inc.’s 2006 Restricted Stock Unit Plan, QuickTree, Inc.’s 2007 Restricted Stock Unit Plan, XenSource Inc.’s 2005 Stock Plan, the NetScaler Plan, the Teros Plan, the Reflectent Stock Plan, the Reflectent RSU Plan, the Orbital Incentive Plan, the Orbital RSU Plan, the 2000 Net6 Plan and the 2003 Net6 Plan.

Additional information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2008.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2008.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2008.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1. Consolidated Financial Statements.

For a list of the consolidated financial information included herein, see page F-1.

2. Financial Statement Schedules.

The following consolidated financial statement schedule is included in Item 8:

Valuation and Qualifying Accounts

3. List of Exhibits.

Exhibit No.		Description
2.1	(13)	Agreement and Plan of Merger dated as of June 1, 2005 by and among Citrix Systems, Inc., NCAR Acquisition Corporation, NCAR LLC, NetScaler, Inc. and Guarev Garg as stockholder representative

2.2	(14)	Amendment No. 1 to Agreement and Plan of Merger dated as of June 1, 2005 by and among Citrix Systems, Inc., NCAR Acquisition Corporation, NCAR LLC, NetScaler, Inc. and Guarev Garg as stockholder representative, dated as of June 24, 2005

2.3	(27)	Agreement and Plan of Merger, dated as of August 4, 2006, by and among Citrix Systems, Inc., Banyan Acquisition Corporation, Orbital Data Corporation and John Jaggers as the stockholder

2.4	(30)	Agreement and Plan of Merger and Reorganization, dated as of August 14, 2007, by and among Citrix Systems, Inc., PVA Acquisition Corporation, PVA Acquisition LLC, XenSource, Inc. and John G. Connors as stockholder representative

2.5	(31)	Amendment No. 1 to Agreement and Plan of Merger and Reorganization dated as of August 14, 2007 by and among Citrix Systems, Inc. PVA Acquisition Corporation, PVA Acquisition LLC, XenSource, Inc. and John G. Connors as stockholder representative, dated September 20, 2007

3.1	(1)	Amended and Restated Certificate of Incorporation of the Company

3.2	(35)	Certificate of Amendment of Amended and Restated Certificate of Incorporation

3.3	(34)	Amended and Restated By-laws of the Company

4.1	(2)	Specimen certificate representing the Common Stock

10.1*		Fourth Amended and Restated 1995 Stock Plan

10.2*	(36)	Second Amended and Restated 1995 Non-Employee Director Stock Option Plan

10.4*		Second Amended and Restated 2000 Director and Officer Stock Option and Incentive Plan

10.5*	(3)	2000 Director and Officer Stock Option and Incentive Plan, Non-Qualified Stock Option Agreement

10.6*	(4)	2000 Director and Officer Stock Option and Incentive Plan, Incentive Stock Option Agreement

10.7*	(5)	Amended and Restated 2000 Stock Incentive Plan of Net6 Inc. (a subsidiary of Citrix Systems, Inc.)

10.8*	(6)	Amended and Restated 2003 Stock Incentive Plan of Net6 Inc. (a subsidiary of Citrix Systems, Inc.)

10.9	(7)	Microsoft Master Source Code Agreement by and between the Company and Microsoft dated December 16, 2004

10.10	(8)	License Form by and between the Company and Microsoft Corporation dated December 16, 2004 (with certain information omitted pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission)

10.11	(38)	Participation Agreement dated as of April 23, 2002, by and among Citrix Systems, Inc., Citrix Capital Corp., Selco Service Corporation and Key Corporate Capital, Inc. (the “Participation Agreement”) (with certain information omitted pursuant to a grant of confidential treatment and filed separately with the Securities and Exchange Commission)

10.12	(39)	Amendment No. 1 to Participation Agreement dated as of June 17, 2002 (with certain information omitted pursuant to a grant of confidential treatment and filed separately with the Securities and Exchange Commission)

10.13	(40)	Master Lease dated as of April 23, 2002 by and between Citrix Systems, Inc. and Selco Service Corporation (with certain information omitted pursuant to a grant for confidential treatment and filed separately with the Securities and Exchange Commission)

Exhibit No.		Description
10.15*	(9)	2005 Equity Incentive Plan

10.16*	(22)	Amendment to Citrix Systems, Inc. 2005 Equity Incentive Plan

10.17*	(10)	2005 Employee Stock Purchase Plan

10.18*	(11)	2005 Equity Incentive Plan Incentive Stock Option Master Agreement (Domestic)

10.19*	(12)	2005 Equity Incentive Plan Non-Qualified Stock Option Master Agreement (Domestic)

10.20*	(23)	Citrix Systems, Inc. 2005 Equity Incentive Plan Non-Qualified Stock Option Master Agreement (Domestic)

10.22*	(19)	Form of Restricted Stock Unit Agreement under the Citrix Systems, Inc. 2005 Equity Incentive Plan

10.23*	(41)	Form of Executive Restricted Stock Unit Agreement under the Citrix Systems, Inc. 2005 Equity Incentive Plan (Time Based Vesting)

10.24*	(21)	Form of Restricted Stock Unit Agreement for Non-Employee Directors under the Citrix Systems, Inc. 2005 Equity Incentive Plan

10.25*	(15)	Change in Control Agreement dated as of August 4, 2005 by and between Citrix Systems, Inc. and Mark B. Templeton

10.26*	(16)	Change in Control Agreement dated as of August 4, 2005 by and between Citrix Systems, Inc. and each of David J. Henshall, David R. Freidman and John C. Burris

10.27*	(25)	Change in Control Agreement, dated as of August 4, 2006, by and between Citrix Systems, Inc. and Brett M. Caine

10.28	(26)	Amended and Restated Credit Agreement dated as of September 27, 2006 among Citrix Systems, Inc., Citrix Systems International GmbH, JPMorgan Chase Bank N.A., and certain other financial institutions

10.29	(17)	Term Loan Agreement dated as of August 9, 2005 by and among Citrix Systems, Inc., Citrix Systems International GMBH, JPMorgan Chase Bank, N.A., J.P. Morgan Securities Inc. and certain other financial institutions

10.30*	(18)	NetScaler, Inc. 1997 Stock Plan

10.31	(28)	Type # 3 License Form by and between the Company and Microsoft Corporation dated September 5, 2007 (with certain information omitted pursuant to a request for confidential treatment and filed with the Securities and Exchange Commission)

10.32*	(29)	Second Amendment to Citrix Systems, Inc. 2005 Equity Incentive Plan

10.33*	(32)	Employment Agreement dated as of August 14, 2007 by and between Citrix Systems, Inc. and Peter Levine

10.34*	(33)	XenSource, Inc. 2005 Stock Plan

10.35*	(42)	Citrix Systems, Inc. Executive Bonus Plan

10.36*	(43)	Third Amendment to Citrix Systems, Inc. 2005 Equity Incentive Plan

10.37*	(44)	Fourth Amendment to Citrix Systems, Inc. 2005 Equity Incentive Plan

10.38*	(45)	Form of First Amendment to Change of Control Agreement (Chief Executive Officer) between Citrix Systems, Inc. and Mark Templeton

10.39*	(46)	Form of First Amendment to Change of Control Agreement between Citrix Systems, Inc. and each of David J. Henshall and David R. Friedman

10.40*	(47)	Form of First Amendment to Employment Agreement between Citrix Systems, Inc. and Peter Levine

10.41*	(48)	Form of Non-Qualified Stock Option Master Agreement (Domestic)

10.42		Omnibus Assumption and Amendment Agreement dated as of May 30, 2007 by and among Citrix Systems, Inc., Citrix Capital Corp., Peninsula Investment Corp., Selco Service Corporation, Key Bank National Association, Allied Irish Banks P.L.C. and Key Bank National Association

10.43*	(50)	Form of Restricted Stock Unit Agreement

10.44	(51)	Amendment No. 1 to Credit Agreement, dated as of September 19, 2008, among Citrix Systems, Inc., Citrix International GmbH, JPMorgan Chase Bank, N.A., JP Morgan Securities, Inc. and certain other financial institutions

Exhibit No.	Description
21.1	List of Subsidiaries

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney (included in signature page)

31.1	Rule 13a-14(a) / 15d-14(a) Certifications

31.2	Rule 13a-14(a) / 15d-14(a) Certifications

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or any compensatory plan, contract or arrangement.
(1)	Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 33-98542), as amended.
(2)	Incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 33-98542), as amended.
(3)	Incorporated by reference herein to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.
(4)	Incorporated by reference herein to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.
(5)	Incorporated by reference herein to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
(6)	Incorporated by reference herein to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
(7)	Incorporated by reference herein to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
(8)	Incorporated by reference herein to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
(9)	Incorporated by reference herein to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.
(10)	Incorporated by reference herein to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.
(11)	Incorporated by reference herein to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.
(12)	Incorporated by reference herein to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.
(13)	Incorporated by reference herein to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.
(14)	Incorporated by reference herein to Exhibit 2.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.
(15)	Incorporated by reference herein to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.
(16)	Incorporated by reference herein to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.
(17)	Incorporated by reference herein to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.
(18)	Incorporated by reference herein to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.
(19)	Incorporated by reference herein to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.
(20)	Incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of April 18, 2006.
(21)	Incorporated by reference herein to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

(22)	Incorporated by reference herein to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006
(23)	Incorporated by reference herein to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
(24)	Incorporated by reference herein to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
(25)	Incorporated by reference herein to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
(26)	Incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of September 27, 2006.
(27)	Incorporated by reference herein to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
(28)	Incorporated by reference herein to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
(29)	Incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of October 19, 2007.
(30)	Incorporated by reference herein to Exhibit 2.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.
(31)	Incorporated by reference herein to Exhibit 2.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.
(32)	Incorporated by reference herein to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.
(33)	Incorporated by reference herein to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.
(34)	Incorporated by reference herein to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated as of December 12, 2007.
(35)	Incorporated by reference herein to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
(36)	Incorporated by reference herein to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
(37)	Incorporated by reference herein to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
(38)	Incorporated by reference herein to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
(39)	Incorporated by reference herein to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
(40)	Incorporated by reference herein to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
(41)	Incorporated by reference herein to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
(42)	Incorporated by reference herein to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.
(43)	Incorporated by reference herein to Exhibit A to the Company’s Definitive Proxy Statement filed with the Commission on April 29, 2008.
(44)	Incorporated by reference herein to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.
(45)	Incorporated by reference herein to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.
(46)	Incorporated by reference herein to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.
(47)	Incorporated by reference herein to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.
(48)	Incorporated by reference herein to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

(49)	Incorporated by reference herein to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.
(50)	Incorporated by reference herein to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.
(51)	Incorporated by reference herein to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

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

(c) Financial Statement Schedule.

The Company hereby files as part of this Annual Report on Form 10-K for the year ended December 31, 2008 the consolidated financial statement schedule listed in Item 15(a)(2) above, which is attached hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Fort Lauderdale, Florida on the 27th day of February, 2009.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on the 27th day of February, 2009.

Signature	Title(s)

/s/ MARK B. TEMPLETON	President, Chief Executive Officer and Director
Mark B. Templeton	(Principal Executive Officer)

/s/ DAVID J. HENSHALL	Chief Financial Officer and Senior Vice President, Finance
David J. Henshall	(Principal Financial and Accounting Officer)

/s/ THOMAS F. BOGAN	Chairman of the Board of Directors
Thomas F. Bogan

/s/ NANCI CALDWELL	Director
Nanci Caldwell

/s/ MURRAY J. DEMO	Director
Murray J. Demo

/s/ STEPHEN M. DOW	Director
Stephen M. Dow

/s/ ASIFF S. HIRJI	Director
Asiff S. Hirji

/s/ GARY E. MORIN	Director
Gary E. Morin

/s/ GODFREY R. SULLIVAN	Director
Godfrey R. Sullivan

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Citrix Systems, Inc.

We have audited the accompanying consolidated balance sheets of Citrix Systems, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Citrix Systems, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, Citrix Systems, Inc. changed its method of accounting for uncertain tax positions as of January, 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Citrix Systems, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Certified Public Accountants

Fort Lauderdale, Florida

February 24, 2009

CITRIX SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(In thousands, except par value)
Assets
Current assets:
Cash and cash equivalents	$326,121	$223,749
Short-term investments - available-for-sale	249,175	356,085
Accounts receivable, net of allowances of $8,702 and $4,561 in 2008 and 2007, respectively	231,296	225,861
Inventories, net	11,226	9,629
Prepaid expenses and other current assets	84,530	75,995
Current portion of deferred tax assets, net	37,792	43,026

Total current assets	940,140	934,345
Restricted cash equivalents and available-for-sale investments	883	63,735
Long-term investments - trading	37,919	—
Long-term investments - available-for-sale	237,666	218,676
Property and equipment, net	254,334	134,907
Goodwill	904,504	888,516
Other intangible assets, net	270,222	276,315
Long-term portion of deferred tax assets, net	12,936	—
Other assets	35,702	18,199

Total assets	$2,694,306	$2,534,693

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$46,672	$55,586
Accrued expenses	195,550	191,383
Current portion of deferred revenues	488,695	407,305

Total current liabilities	730,917	654,274
Long-term portion of deferred revenues	44,780	35,381
Other liabilities	744	6,713
Commitments and contingencies
Stockholders’ equity:
Preferred stock at $.01 par value: 5,000 shares authorized, none issued and outstanding	—	—
Common stock at $.001 par value: 1,000,000 shares authorized; 255,755 and 252,201 shares issued at 2008 and 2007, respectively	256	252
Additional paid-in capital	2,305,187	2,038,010
Retained earnings	1,387,067	1,208,791
Accumulated other comprehensive (loss) income	(15,852)	5,751

	3,676,658	3,252,804
Less - common stock in treasury, at cost (75,699 and 64,841 shares in 2008 and 2007, respectively)	(1,758,793)	(1,414,479)

Total stockholders’ equity	1,917,865	1,838,325

	$2,694,306	$2,534,693

See accompanying notes.

CITRIX SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2008	2007	2006
	(In thousands, except per share information)
Revenues:
Product licenses	$620,215	$577,144	$488,487
License updates	559,340	484,669	405,756
Online services	260,065	213,744	148,795
Technical services	143,734	116,385	91,281

Total net revenues	1,583,354	1,391,942	1,134,319

Cost of net revenues:
Cost of product license revenues	47,801	42,984	32,911
Cost of services revenues	79,303	65,027	46,585
Amortization of product related intangible assets	48,028	29,596	19,202

Total cost of net revenues	175,132	137,607	98,698

Gross margin	1,408,222	1,254,335	1,035,621
Operating expenses:
Research and development	288,109	205,103	155,331
Sales, marketing and services	669,569	590,409	480,343
General and administrative	256,679	229,229	178,669
Amortization of other intangible assets	22,724	17,387	16,934
In-process research and development	1,140	9,800	1,000

Total operating expenses	1,238,221	1,051,928	832,277

Income from operations	170,001	202,407	203,344
Interest income	31,506	49,704	41,210
Interest expense	(444)	(737)	(927)
Other expense, net	(4,140)	(466)	(546)

Income before income taxes	196,923	250,908	243,081
Income taxes	18,647	36,425	60,084

Net income	$178,276	$214,483	$182,997

Earnings per share:
Basic	$0.97	$1.18	$1.01

Diluted	$0.96	$1.14	$0.97

Weighted average shares outstanding:
Basic	183,023	181,501	180,992

Diluted	186,682	187,380	187,725

See accompanying notes.

CITRIX SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(In thousands)

	Common Stock			Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Deferred Compensation		Common Stock in Treasury		Total Stockholders’ Equity	Total Comprehensive Income
	Shares	Amount							Shares	Amount
Balance at December 31, 2005	226,573	$226		$1,323,969	$823,709	$(4,463)	$(21,417	)*	(49,965)	$(907,496)	$1,214,528 *	$—
Shares issued under stock-based compensation plans	11,245	11		221,736	—	—	—		—	—	221,747	—
Stock-based compensation expense	—	—		60,713	—	—	—		—	—	60,713	—
Common stock issued under employee stock purchase plan	339	—		8,909	—	—	—		—	—	8,909	—
Common stock issued related to acquisitions	(1)	—		290	—	—	—		—	—	290	—
Tax benefit from employer stock plans	—	—		40,600	—	—	—		—	—	40,600	—
Write-off of deferred compensation	—	—		(21,417)	—	—	21,417		—	—	—	—
Stock repurchases	—	—		57,074	—	—	—		(9,501)	(294,891)	(237,817)	—
Cash paid in advance for stock repurchase contracts	—	—		(36,344)	—	—	—		—	—	(36,344)	—
Donated treasury shares	—	—		—	—	—	—		1	22	22	—
Unrealized gain on forward contracts net of reclassification adjustments and net of taxes	—	—		—	—	8,406	—		—	—	8,406	8,406
Unrealized gain on available-for-sale securities, net of tax	—	—		—	—	237	—		—	—	237	237
Net income	—	—		—	182,997	—	—		—	—	182,997	182,997

Total comprehensive income												$191,640

Balance at December 31, 2006	238,156	238	*	1,655,530	1,006,706	4,180	—		(59,465)	(1,202,365)	1,464,289 *	—
Impact of adoption of FIN No. 48 on accumulated retained earnings on January 1, 2007	—	—		—	(12,398)	—	—		—	—	(12,398)	—
Shares issued under stock-based compensation plans	6,788	7		113,002	—	—	—		—	—	113,009	—
Stock-based compensation expense	—	—		64,666	—	—	—		—	—	64,666	—
Common stock issued under employee stock purchase plan	198	—		5,386	—	—	—		—	—	5,386	—
Tax benefit from employer stock plans	—	—		15,529	—	—	—		—	—	15,529	—
Common stock issued related to acquisitions	7,059	7		232,268	—	—	—		—	—	232,275	—
Stock repurchases	—	—		40,000	—	—	—		(5,376)	(212,114)	(172,114)	—
Tender offer	—	—		(515)	—	—	—		—	—	(515)	—
Cash paid in advance for stock repurchase contracts	—	—		(87,856)	—	—	—		—	—	(87,856)	—
Unrealized gain on forward contracts net of reclassification adjustments, net of taxes	—	—		—	—	1,521	—		—	—	1,521	$1,521
Unrealized gain on available-for-sale securities, net of tax	—	—		—	—	50	—		—	—	50	50
Net income	—	—		—	214,483	—	—		—	—	214,483	214,483

Total comprehensive income												$216,054

Balance at December 31, 2007	252,201	252		2,038,010	1,208,791	5,751	—		(64,841)	(1,414,479)	1,838,325	—
Shares issued under stock-based compensation plans	3,132	3		44,369	—	—	—		—	—	44,372	—
Stock-based compensation expense	—	—		122,293	—	—	—		—	—	122,293	—
Common stock issued under employee stock purchase plan	422	1		12,519	—	—	—		—	—	12,520	—
Tax benefit from employer stock plans	—	—		140	—	—	—		—	—	140	—
Stock repurchases	—	—		87,856	—	—	—		(10,858)	(344,314)	(256,458)	—
Unrealized loss on forward contracts net of reclassification adjustments and net of taxes	—	—		—	—	(8,416)	—		—	—	(8,416)	$(8,416)
Unrealized loss on available-for-sale securities, net of tax	—	—		—	—	(13,187)	—		—	—	(13,187)	(13,187)
Net income	—	—		—	178,276	—	—		—	—	178,276	178,276

Total comprehensive income												$156,673

Balance at December 31, 2008	255,755	$256		$2,305,187	$1,387,067	$(15,852)	$—		(75,699)	$(1,758,793)	$1,917,865

*	Amounts do not add due to rounding.

See accompanying notes.

CITRIX SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Operating activities
Net income	$178,276	$214,483	$182,997
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	70,752	46,983	36,136
Depreciation and amortization of property and equipment	52,954	38,214	27,447
Stock-based compensation expense	124,615	65,491	61,596
In-process research and development	1,140	9,800	1,000
Loss (gain) on available-for-sale investments	1,265	—	(93)
Benefit related to adjustment of payroll taxes	(6,428)	—	—
Provision for doubtful accounts	1,613	2,578	1,978
Provision for product returns	2,103	3,517	4,608
Provision for inventory reserves	674	3,351	3,584
Deferred income tax benefit	(6,843)	(634)	(4,351)
Tax effect of stock-based compensation	140	15,529	40,600
Excess tax benefit from exercise of stock options	(5,559)	(17,753)	(51,915)
Effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	1,041	(142)	(1,662)
Other non-cash items	2,940	2,231	571

Total adjustments to reconcile net income to net cash provided by operating activities	240,407	169,165	119,499
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(10,975)	(19,645)	(68,187)
Inventories	(2,271)	(6,316)	(5,869)
Prepaid expenses and other current assets	2,615	(24,157)	(10,523)
Other assets	(10,335)	(6,829)	(2,774)
Deferred tax assets, net	1,206	63,397	11,394
Accounts payable	(6,808)	5,382	7,791
Accrued expenses	(15,337)	14,340	12,679
Income tax payable	—	(12,239)	10,936
Deferred revenues	90,789	86,815	69,599
Other liabilities	(5,460)	(62,121)	(219)

Total changes in operating assets and liabilities, net of effects of acquisitions	43,424	38,627	24,827

Net cash provided by operating activities	462,107	422,275	327,323
Investing activities
Purchases of available for-sale investments	(591,919)	(639,414)	(709,565)
Proceeds from sales of available-for-sale investments	333,945	153,759	170,503
Proceeds from maturities of available-for-sale investments	348,839	305,278	215,318
Purchases of property and equipment	(181,046)	(85,919)	(52,051)
Cash paid for acquisitions, net of cash acquired	(28,023)	(148,055)	(61,462)
Cash paid for licensing agreements	(40,418)	(3,250)	—

Net cash used in investing activities	(158,622)	(417,601)	(437,257)
Financing activities
Proceeds from issuance of common stock under stock-based compensation plans	44,372	118,395	230,656
Excess tax benefit from exercise of stock options	5,559	17,753	51,915
Stock repurchases, net	(256,458)	(259,970)	(274,161)
Payments on debt	(407)	(8,000)	(34,850)

Net cash used in financing activities	(206,934)	(131,822)	(26,440)

Effect of exchange rate changes on cash and cash equivalents	5,821	1,843	1,393
Change in cash and cash equivalents	102,372	(125,305)	(134,981)
Cash and cash equivalents at beginning of year	223,749	349,054	484,035

Cash and cash equivalents at end of year	$326,121	$223,749	$349,054

Supplemental Cash Flow Information
Non-cash financing activity—Fair value of stock issued in connection with acquisitions	$—	$232,275	$290

Cash paid for income taxes	$28,591	$43,064	$2,330

Cash paid for interest	$196	$247	$432

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

Cash and Cash Equivalents

Cash and cash equivalents at December 31, 2008 and 2007 consist of marketable securities, which are primarily commercial paper, agency securities, money market funds, corporate securities and municipal securities with initial or remaining contractual maturities when purchased of three months or less.

Restricted Cash Equivalents and Investments

Restricted cash equivalents and available-for-sale investments at December 31, 2007 were primarily comprised of $62.8 million in investment securities and cash equivalents pledged as collateral for specified obligations under the Company’s synthetic lease arrangement related to the Company’s corporate headquarters in Fort Lauderdale, Florida. Effective October 23, 2008, the Company purchased its corporate headquarters and terminated its synthetic lease arrangement. See Note 10 for additional information regarding the Company’s off-balance sheet arrangement.

Investments

Short-term and long-term investments at December 31, 2008 and 2007 primarily consist of agency securities, corporate securities, municipal securities, government securities and commercial paper. Investments classified as trading securities are stated at fair value with unrealized gains and losses reported in earnings. Investments classified as available-for-sale are stated at fair value with unrealized gains and losses, net of taxes, reported in accumulated other comprehensive (loss) income. Investments classified as held-to-maturity are stated at amortized cost. The Company classifies its available-for-sale investments as current and non-current based on their actual remaining time to maturity. The Company does not recognize changes in the fair value of its available-for-sale investments in income unless a decline in value is considered other-than-temporary in accordance with the Financial Accounting Standards Board (the “FASB”) Staff Position 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.

The Company’s investment policy is designed to limit exposure to any one issuer depending on credit quality. The Company uses information provided by third parties to adjust the carrying value of certain of its investments and derivative instruments to fair value at the end of each period. Fair values are based on valuation models that use market quotes and, for certain investments, assumptions as to the creditworthiness of the entities issuing those underlying instruments.

Accounts Receivable

The Company’s accounts receivable are due primarily from value-added resellers, distributors and end customers. Collateral is not required. Product returns are provided for in the consolidated financial statements and have historically been within management’s expectations. The Company also maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make payments. The Company periodically reviews these estimated allowances, including an analysis of the customers’ payment history and creditworthiness. The allowance for doubtful accounts was $7.1 million and $2.9 million as of December 31, 2008 and 2007, respectively. If the financial condition of a significant distributor or customer were to deteriorate, the Company’s operating results could be adversely affected. No distributor or end-customer accounted for more than 10% of gross accounts receivable at December 31, 2008 or 2007.

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventory

Inventories are stated at the lower of cost or market on an average cost method and primarily consist of finished goods as of December 31, 2008 and 2007.

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

During 2008 and 2007, the Company retired $12.5 million and $6.8 million, respectively, in property and equipment that were no longer in use. At the time of retirement, the remaining net book value of these assets was immaterial and no material asset retirement obligations were associated with them.

Property and equipment consist of the following:

	December 31,
	2008	2007
	(In thousands)
Buildings	$72,100	$17,781
Computer equipment	153,180	116,632
Software	129,114	90,105
Equipment and furniture	30,474	27,224
Leasehold improvements	86,593	64,188
Land	15,884	9,062

	487,345	324,992
Less accumulated depreciation and amortization	(233,011)	(190,085)

	$254,334	$134,907

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

During 2008, 2007 and 2006, the Company did not recognize any impairment charges associated with its long-lived or intangible assets.

Goodwill

The Company accounts for goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142, requires that goodwill and certain intangible assets are not amortized, but are subject to an annual impairment test. There was no impairment of goodwill as a result of the annual impairment tests completed during the fourth quarters of 2008 and 2007. Excluding goodwill, the Company has no intangible assets deemed to have indefinite lives. See Note 3 for acquisitions and Note 12 for segment information.

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the change in goodwill allocated to the Company’s reportable segments during 2008 and 2007 (in thousands):

	Balance at January 1, 2008	Acquisitions	Other		Balance at December 31, 2008	Balance at January 1, 2007	Acquisitions	Other	Balance at December 31, 2007
Americas (1)	$652,107	$1,624	$(5,607	)(3)	$648,124	$468,281	$184,486	$(660)	$652,107
EMEA (2)	62,000	—	—		62,000	—	62,000	—	62,000
Asia-Pacific	11,000	—	—		11,000	—	11,000	—	11,000
Online Services division	163,409	19,971	—		183,380	163,409	—	—	163,409

Consolidated	$888,516	$21,595	$(5,607)		$904,504	$631,690	$257,486	$(660)	$888,516

(1)	The Americas segment is comprised of the United States, Canada and Latin America.
(2)	Defined as Europe, the Middle East and Africa.
(3)	Amount primarily consists of adjustments made to deferred taxes related to the acquisition of XenSource.

Intangible Assets

The Company has intangible assets which were primarily acquired in conjunction with business combinations and technology purchases. Intangible assets with finite lives are recorded at cost, less accumulated amortization. Amortization is recognized on a straight-line basis over the estimated useful lives of the respective assets, generally three to seven years, except for patents, which are amortized over the lesser of their remaining life or ten years. In accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, the Company records acquired product related intangible assets at net realizable value and reviews this technology for impairment on a periodic basis by comparing the estimated net realizable value to the unamortized cost of the technology. As of December 31, 2008 the Company had $40.0 million in unamortized product related intangibles and recorded $8.4 million in amortization during the year ended December 31, 2008 related to assets recorded under SFAS No. 86. There has been no impairment of these assets for any of the periods presented.

Intangible assets consist of the following (in thousands):

	December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Product related intangible assets	$314,383	$128,682	5.88 years
Other intangible assets	163,896	79,375	6.06 years

Total	$478,279	$208,057	5.94 years

	December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Product related intangible assets	$260,937	$83,633	6.06 years
Other intangible assets	154,724	55,713	6.19 years

Total	$415,661	$139,346	6.11 years

Other intangible assets consist primarily of customer relationships, trade names, covenants not to compete and patents. Amortization of product related intangible assets includes amortization of product related technologies and patents and is reported as a cost of net revenues in the accompanying consolidated statements of income. Amortization of other intangible assets includes amortization of customer relationships, trade names and covenants not to compete and is reported as an operating expense in the accompanying consolidated statements of income.

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Estimated future annual amortization expense is as follows (in thousands):

Year ending December 31,
2009	$65,186
2010	57,654
2011	46,015
2012	30,825
2013	24,937

Software Development Costs

SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, requires certain internal software development costs to be capitalized upon the establishment of technological feasibility. Software development costs incurred subsequent to achieving technological feasibility have not been significant and substantially all software development costs have been expensed as incurred.

The Company accounts for software developed for internal use pursuant to the American Institute of Certified Public Accountants Statement of Position (“SOP”) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Pursuant to SOP No. 98-1, the Company capitalizes external direct costs of materials and services used in the project and internal costs such as payroll and benefits of those employees directly associated with the development of internal use software and software developed related to its online service offerings. The amount of costs capitalized in 2008 and 2007 relating to internal use software was $41.0 million and $26.3 million, respectively. These costs are being amortized over the estimated useful life of the software, which is generally three to seven years, and are included in property and equipment in the accompanying consolidated balance sheets.

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

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Net revenues include the following categories: Product Licenses, License Updates, Online Services and Technical Services. Product Licenses primarily represent fees related to the licensing of the Company’s software and appliance products. These revenues are reflected net of sales allowances, cooperative advertising agreements and provisions for stock balancing return rights. License Updates consist of fees related to the Subscription Advantage program that are recognized ratably over the term of the contract, which is typically 12-24 months. Subscription Advantage is a renewable program that provides subscribers with immediate access to software upgrades, enhancements and maintenance releases when and if they become available during the term of the contract. Online Services revenues consist primarily of fees related to online service agreements, including set up fees, and are recognized ratably over the contract term or over the expected customer life. Technical Services revenues are comprised of fees from technical support services which are recognized ratably over the contract term as well as revenues from product training and certification, and consulting services revenue related to implementation of the Company’s products, which is recognized as the services are provided.

The Company licenses most of its software products bundled with a one year contract for license updates that provide the end-user with unspecified enhancements and upgrades to the licensed product on a when and if available basis. Customers may also elect to purchase subscriptions for license updates, when not bundled with the initial product purchase. Technical support, product training or consulting services may be purchased separately by the customer. Online services are sold separately. The Company allocates revenue to license updates and any other undelivered elements of the arrangement based on VSOE of fair value of each element and such amounts are deferred until the applicable delivery criteria and other revenue recognition criteria described above have been met. The balance of the revenue, net of any discounts inherent in the arrangement, is recognized at the outset of the arrangement using the residual method as the product licenses are delivered. If management cannot objectively determine the fair value of each undelivered element based on the VSOE of fair value, revenue recognition is deferred until all elements are delivered, all services have been performed, or until fair value can be objectively determined.

In the normal course of business, the Company is not obligated to accept product returns from its distributors under any conditions, unless the product item is defective in manufacture, but it does provide most of its distributors with stock balancing and price protection rights. Stock balancing rights permit distributors to return products to the Company up to the forty-fifth day of the fiscal quarter, subject to ordering an equal dollar amount of its other products prior to the last day of the same fiscal quarter. Price protection rights require that the Company grants retroactive price adjustments for inventories of its products held by distributors or resellers if it lowers its prices for such products. Product items returned to the Company under the stock balancing program must be

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

in new, unused and unopened condition. The Company establishes provisions for estimated returns for stock balancing and price protection rights, as well as other sales allowances, concurrently with the recognition of revenue. The provisions are established based upon consideration of a variety of factors, including, among other things, recent and historical return rates for both specific products and distributors, estimated distributor inventory levels by product, the impact of any new product releases and projected economic conditions. Actual product returns for stock balancing and price protection provisions incurred are, however, dependent upon future events, including the amount of stock balancing activity by distributors and the level of distributor inventories at the time of any price adjustments. The Company continually monitors the factors that influence the pricing of its products and distributor inventory levels and makes adjustments to these provisions when it believes actual returns and other allowances could differ from established reserves. The Company’s ability to recognize revenue upon shipment to distributors is predicated on its ability to reliably estimate future stock balancing returns. If actual experience or changes in market conditions impair the Company’s ability to estimate returns, it would be required to defer the recognition of revenue until the delivery of the product to the end-user. Allowances for estimated product returns amounted to approximately $1.6 million and $1.7 million at December 31, 2008 and December 31, 2007, respectively. The Company has not reduced and has no current plans to reduce its prices for inventory currently held by distributors. Accordingly, there were no reserves required for price protection at December 31, 2008 and December 31, 2007. The Company also records estimated reductions to revenue for customer programs and incentive offerings including volume-based incentives. The Company could take actions to increase its customer incentive offerings, which could result in an incremental reduction to revenue at the time the incentive is offered.

Product Concentration

The Company derives a substantial portion of its revenues from its XenApp products and anticipates that this product and future derivative products and product lines based upon this technology will continue to constitute a majority of its revenue. The Company could experience declines in demand for its XenApp and other products, whether as a result of general economic conditions, the delay or reduction in technology purchases, new competitive product releases, price competition, lack of success of its strategic partners, technological change or other factors.

Cost of Net Revenues

Cost of product license revenues consists primarily of hardware, product media and duplication, manuals, packaging materials, shipping expense, server capacity costs and royalties. In addition, the Company is a party to licensing agreements with various entities, which give the Company the right to use certain software code in its products or in the development of future products in exchange for the payment of fixed fees or amounts based upon the sales of the related product. The licensing agreements generally have terms ranging from one to five years, and generally include renewal options. However, some agreements may be perpetual unless expressly terminated. Royalties and other costs related to these agreements are included in cost of net revenues. Cost of services revenue consists primarily of compensation and other personnel-related costs of providing technical support and consulting, as well as the Company’s online services. Also included in cost of net revenues is amortization of product related intangible assets which includes acquired core and product technology and associated patents.

Foreign Currency

The functional currency for substantially all of the Company’s wholly-owned foreign subsidiaries is the U.S. dollar. Monetary assets and liabilities of the subsidiaries are remeasured into U.S. dollars at exchange rates in effect at the balance sheet date, and revenues and expenses are remeasured at average rates prevailing during the year. Remeasurement and foreign currency transaction (losses) gains of approximately $(6.0) million, $0.6 million and $(0.2) million for the years ended December 31, 2008, 2007, and 2006, respectively, are included in other expense, net, in the accompanying consolidated statements of income.

Derivatives and Hedging Activities

In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations and amendments, the Company records derivatives as either assets or liabilities on the balance sheet and measures those instruments at fair value. For derivatives that are designated as and qualify as effective cash flow hedges, the portion of gain or loss on the derivative instrument effective at offsetting changes in the hedged item is reported as a component of accumulated other comprehensive income (loss) and reclassified into earnings as operating expense, net, when the hedged transaction affects earnings. For derivative instruments that are designated as and qualify as effective fair value hedges, the gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk is recognized in current earnings as interest income or interest expense during the period of the change in fair values. Derivatives not designated as hedging instruments are adjusted to fair value through earnings as other expense, net, in the period the changes in fair value occur. The application of the provisions of SFAS No. 133 could impact the volatility of earnings.

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

The Company is exposed to risk of default by its hedging counterparties. Although this risk is concentrated among a limited number of counterparties, the Company’s foreign exchange hedging policy attempts to minimize it by placing limits on the net dollar amount of contracts that may be outstanding with any single financial institution.

Advertising Costs

The Company expenses advertising costs as incurred. The Company has advertising agreements with, and purchases advertising from, online media providers to advertise its online services products. The Company also has cooperative advertising agreements with certain distributors and resellers whereby the Company will reimburse distributors and resellers for qualified advertising of Citrix products. Reimbursement is made once the distributor, reseller or provider provides substantiation of qualified expenses. The Company estimates the impact of these expenses and recognizes them at the time of product sales as a reduction of net revenue or as a component of sales, marketing and services expenses in the accompanying consolidated statements of income. The total costs the Company recognized related to advertising was approximately $84.6 million, $64.0 million and $54.2 million, during the years ended December 31, 2008, 2007 and 2006, respectively.

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

The Company and one or more of its subsidiaries is subject to United States federal income taxes, as well as income taxes of multiple state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2004. The Internal Revenue Service commenced an examination of the Company’s U.S. federal income tax returns for 2004 and 2005 in the third quarter of 2006.

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

In the ordinary course of global business, there are transactions for which the ultimate tax outcome is uncertain; thus, judgment is required in determining the worldwide provision for income taxes. The Company provides for income taxes on transactions based on its estimate of the probable liability. The Company adjusts its provision as appropriate for changes that impact its underlying judgments. Changes that impact provision estimates include such items as jurisdictional interpretations on tax filing positions based on the results of tax audits and general tax authority rulings. Due to the evolving nature of tax rules combined with the large number of jurisdictions in which the Company operates, it is possible that its estimates of its tax liability and the realizability of its deferred tax assets could change in the future, which may result in additional tax liabilities and adversely affect the Company’s results of operations, financial condition and cash flows.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant estimates made by management include the provision for doubtful accounts receivable, the provision

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to reduce obsolete or excess inventory to market, the provision for estimated returns for stock balancing and price protection rights, as well as sales allowances, the assumptions used in the valuation of stock-based awards, the valuation of the Company’s goodwill, net realizable value of product related intangible assets, the provision for vacant facility costs, the provision for income taxes and the amortization and depreciation periods for intangible and long-lived assets. While the Company believes that such estimates are fair when considered in conjunction with the consolidated financial position and results of operations taken as a whole, the actual amounts of such items, when known, will vary from these estimates.

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

Reclassifications

Certain reclassifications have been made for consistent presentation. The Company’s consolidated statement of cash flows for the year ended December 31, 2008 includes the effect of a change in classification of cash flows to separately disclose the effect of exchange rate changes on monetary assets and liabilities denominated in foreign currencies, as well as the effect of exchange rate changes on cash and cash equivalents. This change was incorporated into the Company’s consolidated statement of cash flows reporting processes for the first time in the first quarter of 2008 due to materiality. Accordingly, the Company has made reclassifications to its consolidated statement of cash flows for the years ended December 31, 2007 and 2006 to conform to its current period presentation.

3. ACQUISITIONS

2008 Acquisition

In October 2008, the Company acquired all of the issued and outstanding securities of Vapps, Inc. (“Vapps”), a privately held Delaware corporation headquartered in Hoboken, New Jersey. Vapps offers high quality audio conferencing solutions to small and medium sized businesses and enterprise and service provider markets that complement the Company’s online services products. The total consideration for this transaction was approximately $26.4 million in cash, including $1.0 million in transaction costs. In addition, if certain financial and operational milestones are achieved by the Vapps business, contingent consideration of up to approximately $4.4 million may be earned. The sources of funds for this transaction consisted of available cash and investments. In addition, the Company assumed approximately 0.1 million unvested stock options upon the closing of the transaction.

Revenues from Vapps are included in the Company’s Online Services revenue. The Vapps results of operations have been included in the Company’s consolidated results of operations beginning after the date of its acquisition and are not significant in relation to the Company’s consolidated financial statements. Accordingly, pro forma financial disclosures have not been presented.

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under the purchase method of accounting, the purchase price for Vapps was allocated to the acquired company’s net tangible and intangible assets based on their estimated fair values as of the date of the completion of the acquisition. The allocation of the total purchase price is summarized below (in thousands):

	Purchase Price Allocation	Asset Life
Current assets	$744
Property and equipment	709	Various
Other assets	420
In-process research and development	1,140
Intangible assets	10,750	3-8 years
Goodwill	19,971	Indefinite

Assets	33,734
Current liabilities	(3,175)
Non-current liabilities	(4,201)

Net assets	$26,358

Current assets acquired and current liabilities assumed in connection with Vapps consisted mainly of accounts receivable and other accrued expenses. Other assets and non-current liabilities consisted primarily of deferred taxes. The $20.0 million of goodwill related to Vapps was assigned to the Company’s Online Services segment and is not deductible for tax purposes. See Note 12 for segment information.

Identifiable intangible assets related to Vapps, in thousands, and their weighted average lives are as follows (in thousands):

		Weighted Average Lives
Customer relationships	$2,550	3.6 years
Core technologies	8,200	5.1 years

Total	$10,750

2007 Acquisitions

During 2007, the Company acquired all of the issued and outstanding capital stock of two privately held companies, Ardence Delaware Inc., a leading provider of solutions that allow information technology administrators to set up and configure PCs, servers, and Web servers in real time from a centrally managed source, and XenSource, Inc., a privately held leader in enterprise-grade virtual infrastructure solutions (the “2007 Acquisitions”). The 2007 Acquisitions positioned the Company in adjacent server and desktop virtualization markets that will allow it to continue to extend its leadership in the broader Application Delivery Infrastructure market. The total consideration for the 2007 Acquisitions was approximately $379.4 million, comprised of approximately 7.1 million shares of the Company’s common stock valued at $232.3 million, $142.8 million in cash and approximately $4.3 million in direct transaction costs. In addition, in connection with the 2007 Acquisitions, the Company issued approximately 1.3 million unvested shares of its common stock and 0.1 million non-vested stock units and assumed approximately 3.4 million stock options each of which will be exercisable for the right to receive one share of the Company’s common stock upon vesting. Revenues from the products acquired in the 2007 Acquisitions are primarily included in the Company’s Product License revenue. The 2007 Acquisitions’ results of operations have been included in the Company’s consolidated results of operations beginning after the date of the respective acquisitions. The source of funds for the cash consideration paid in these transactions consisted of available cash and investments. In connection with the 2007 Acquisitions, the Company allocated $251.6 million to goodwill, $112.3 million to product related intangible assets and $56.3 million to other intangible assets.

2006 Acquisitions

During 2006, the Company acquired all of the issued and outstanding capital stock of two privately held companies, Reflectent Software, Inc., a provider of solutions to monitor the real-time performance of client-server, Web and desktop applications from an end-user perspective, and Orbital Data Corporation, a provider of solutions that optimize the delivery of applications over wide area networks (the “2006 Acquisitions”). The total consideration for the 2006 Acquisitions was $68.0 million comprised of cash paid of $65.1 million and other costs related primarily to direct transaction costs of $2.9 million, including approximately $0.3 million

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

related to stock-based awards that were granted and vested upon consummation of the acquisitions. As part of the 2006 Acquisitions, the Company assumed approximately 0.4 million non-vested stock-based awards upon the closing of the transaction. Revenues from the acquired products are primarily included in the Company’s Product License revenue and Technical Services revenue. The sources of funds for consideration paid in these transactions consisted of available cash and investments. In connection with the 2006 Acquisitions, the Company allocated $43.7 million to goodwill, $17.3 million to product related technology and $3.6 million to other intangible assets.

In-process Research and Development

The fair values used in determining the purchase price allocation for certain intangible assets for the Company’s acquisitions were based on estimated discounted future cash flows, royalty rates and historical data, among other information. Purchased in-process research and development (“IPR&D”) of $1.1 million, $9.8 million and $1.0 million was expensed immediately upon the closing of the acquisition of Vapps, 2007 Acquisitions and 2006 Acquisitions, respectively, in accordance with FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method, due to the fact that it pertained to technology that was not currently technologically feasible, meaning it had not reached the working model stage, did not contain all of the major functions planned for the product, was not ready for initial customer testing and had no alternative future use. The fair value assigned to IPR&D was determined using the income approach, which includes estimating the revenue and expenses associated with a project’s sales cycle and by estimating the amount of after-tax cash flows attributable to the projects. The future cash flows were discounted to present value utilizing an appropriate risk-adjusted rate of return, which ranged from 20% to 36%. The rate of return included a factor that takes into account the uncertainty surrounding the successful development of the IPR&D.

4. INVESTMENTS

Available-for-sale Investments

Investments in available-for-sale securities at fair value were as follows for the years ended December 31 (in thousands):

	2008				2007
Description of the Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency securities	$258,574	$2,291	$(1,074)	$259,791	$134,203	$580	$(209)	$134,574
Corporate securities	164,255	295	(14,775)	149,775	295,335	316	(492)	295,159
Municipal securities	39,646	132	(17)	39,761	93,076	135	—	93,211
Government securities	28,450	263	(52)	28,661	6,403	43	(4)	6,442
Commercial paper	4,274	9	—	4,283	33,766	1	(1)	33,766
Other	2,594	—	—	2,594	2,509	—	—	2,509
Money market funds	2,391	—	(415)	1,976	9,215	—	(115)	9,100

Total	$500,184	$2,990	$(16,333)	$486,841	$574,507	$1,075	$(821)	$574,761

The change in net unrealized gains (losses) on available-for-sale securities recorded in other comprehensive income includes unrealized gains (losses) that arose from changes in market value of specifically identified securities that were held during the period and gains (losses) that were previously unrealized, but have been recognized in current period net income due to sales or maturities of available-for-sale securities. This reclassification has no effect on total comprehensive income or stockholders’ equity and was immaterial for all periods presented.

At December 31, 2008, the Company’s short-term available-for-sale investments included $249.2 million with an average original contractual maturity of approximately 18 months. The Company’s long-term available-for-sale investments at December 31, 2008 included $235.1 million of investments with original contractual maturities ranging from one to 40 years. As of December 31, 2008, The Company also held $2.6 million of long-term investments that were not due at a single maturity date. The average remaining maturities of the Company’s short-term and long-term available-for-sale investments at December 31, 2008 were approximately seven months and 11 years, respectively.

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unrealized Losses on Available-for-sale Investments

	Less than 12 Months		12 Months or Greater		Total
	(In thousands)
Description of the Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$99,535	$14,064	$6,969	$673	$106,504	$14,737
Agency securities	59,319	959	2,645	115	61,964	1,074

Total	$158,854	$15,023	$9,614	$788	$168,468	$15,811

The Company’s unrealized loss in Corporate Bonds is primarily comprised of an investment issued by AIG Matched Funding Corporation (the “AIG Capped Floater”) with a face value of $50.0 million, which matures in September 2011. American International Group, Inc. (“AIG”), as the issuer’s parent, provided a guarantee of the security at the time of purchase in September 2006. The unrealized loss of $13.5 million was primarily caused by AIG experiencing liquidity challenges which were reportedly precipitated by problems in the capital markets. AIG’s lack of liquidity triggered a downgrade in the credit ratings for its long-term issues to A- and A3 by two rating agencies on October 3, 2008. As a result of AIG’s liquidity challenges, the Federal Reserve intervened with a five year credit facility to help stabilize AIG and its effect on the overall market. To date, AIG has not been reported to have defaulted on the terms of its loan from the Federal Reserve and continues to pay interest on the AIG Capped Floater. Because the Company has the ability and intent to hold this security until a recovery of fair value, which may not occur until maturity, it does not consider the security to be other-than-temporarily impaired.

If AIG’s financial position further deteriorates, the Company may be required to further adjust the carrying value of the AIG Capped Floater and potentially recognize an impairment charge for an other-than-temporary decline in the fair value of the investment. Based on the Company’s available cash and other investments, it does not currently anticipate that the lack of liquidity caused by holding the AIG Capped Floater to recovery will have a material adverse effect on its financial position.

Net Losses on Available-for-sale Investments

Gross realized gains and losses on sales of available-for-sale investments during 2008 were $0.5 million and $1.4 million, respectively. Gross realized gains and losses on sales of available-for-sale investments during 2007 and 2006 were not material. The other-than-temporary losses on available-for-sale investments were primarily comprised of an impairment charge of approximately $1.1 million related to an other-than-temporary impairment of an investment in the Company’s portfolio due to the bankruptcy of Lehman Brothers Holdings.

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

Trading Investments

As of December 31, 2008, the Company held triple-A rated municipal auction rate securities, with an aggregate par value of approximately $45.5 million, whose underlying assets are generally student loans that are substantially backed by the federal government under the Federal Family Education Loan Program through investment accounts managed by UBS Financial Services, Inc. (“UBS”). The market for municipal auction rate securities in the Company’s portfolio began experiencing auction failures on February 13, 2008 and there have been no successful auctions for the securities held in its portfolio since the failures began. In November 2008, the Company formally accepted the terms of a settlement (the “Settlement”) from UBS. Upon accepting the terms of the Settlement, the Company received an enforceable, non-transferrable right (the “Put Option”) that would enable it to sell its auction rate securities back to UBS during the period between June 30, 2010 and July 2, 2012 at par value. Accordingly, the Company recorded the fair value of the Put Option in other assets in the accompanying consolidated balance sheet and contemporaneously made the fair value election as allowed by SFAS No. 159, as amended, The Fair Value Option for Financial Assets and Financial Liabilities. Therefore, beginning in the fourth quarter of 2008, the Company recorded changes in the fair value of the Put Option in earnings. In conjunction with recording the Put Option, the Company also transferred the auction rate securities from

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

available-for-sale to trading in the fourth quarter of 2008 and recorded a $1.1 million loss in other expense, net, in the accompanying statement of income, upon the transfer. Accordingly, the Company recorded changes in the fair value of the auction rate securities in earnings. During the year ended December 31, 2008, the Company recorded a gain of $7.4 million related to the Put Option and recorded a loss of $7.5 million related to its investments in auction rate securities both of which are included in other expense, net, in the accompanying consolidated statements of income. See Note 5 for additional information regarding the Put Option and auction rate securities.

5. FAIR VALUE MEASUREMENTS

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

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and the majority of the Company’s accrued expenses approximates their fair value due to the short maturity of these items.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	As of December 31, 2008	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Short-term investments- available-for-sale	$249,175	$249,175	$—	$—
Prepaid expenses and other current assets	23,308	—	23,308	—
Other assets	7,378	—	—	7,378
Long-term investments- trading	37,919	—	—	37,919
Long-term investments- available-for-sale	237,666	201,162	36,504	—
Accrued expenses	27,630	—	27,630	—

The Company measures its cash flow hedges, which are classified as prepaid and other current assets and accrued expenses, at fair value based on indicative prices in active markets and generally measures its investments in available-for-sale securities at fair value based on quoted prices in active markets for identical securities.

The Company measured its AIG Capped Floater (as discussed above), which is included in Level 2 long-term investments in the table above, using indicative pricing for another AIG security with similar terms which had regular trading activity.

Due to the illiquidity in the municipal auction rate securities market caused by failed auctions, the Company’s valuation technique for certain of its municipal auction rate securities was to measure such securities at fair value using a discounted cash flow model. In its discounted cash flow model the Company used several assumptions to derive a fair value for its investments in municipal auction rate securities including a discount rate based on the credit quality of the underlying investments and a factor to further discount the investments for the illiquidity currently present in the market for these securities. Accordingly, the portion of the Company’s long-term investments, comprised of these securities, changed from Level 1 to Level 3 within SFAS No. 157’s three-tier fair value hierarchy since valuation at December 31, 2007. Also included in Level 3 is the Put Option. In order to determine the fair value of the Put Option, the Company measured the differential between the aggregate par value of its auction rate securities and their fair value as of the reporting date and applied a discount rate that considers both the time period between the reporting date and the first date the Company is able to exercise its right to put the auction rate securities to UBS per the terms of the Settlement and the credit worthiness of UBS.

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

	Put Option	Long-term Investments	Total
	(In thousands)
Balance at December 31, 2007	$—	$—	$—
Transfers to Level 3	—	45,450	45,450
Total realized gains (losses) included in earnings	7,378	(7,531)	(153)

Balance at December 31, 2008	$7,378	$37,919	$45,297

Realized gains (losses) included in earnings for the period are reported in other (expense) income, net.

6. ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,
	2008	2007
	(In thousands)
Accrued compensation and employee benefits	$58,081	$62,944
Accrued taxes	51,624	62,003
Other accrued expenses	85,845	66,436

	$195,550	$191,383

7. EMPLOYEE STOCK-BASED COMPENSATION AND BENEFIT PLANS

Plans

The Company’s stock-based compensation program is a broad based, long-term retention program that is intended to attract and reward talented employees and align stockholder and employee interests. As of December 31, 2008, the Company had two stock-based compensation plans under which it was granting stock options and non-vested stock units. The Company is currently granting stock-based awards from its 2005 Equity Incentive Plan (as amended, the “2005 Plan”) and its 2005 Employee Stock Purchase Plan (the “2005 ESPP”). In connection with certain of the Company’s acquisitions, the Company has assumed several plans from the acquired companies. The Company’s Board of Directors has provided that no new awards will be granted under the Company’s acquired stock plans. The Company’s superseded and expired stock plans include the Amended and Restated 1995 Stock Plan, Second Amended and Restated 2000 Director and Officer Stock Option and Incentive Plan, Second Amended and Restated 1995 Non-Employee Director Stock Option Plan and Third Amended and Restated 1995 Employee Stock Purchase Plan. Awards previously granted under these plans and still outstanding typically expire ten years from the date of grant and will continue to be subject to all the terms and conditions of such plans, as applicable.

Under the terms of the 2005 Plan, the Company is authorized to grant incentive stock options (“ISOs”), non-qualified stock options (“NSOs”), non-vested stock, non-vested stock units, stock appreciation rights (“SARs”), and performance units and to make stock-based awards to full and part-time employees of the Company and its subsidiaries or affiliates, where legally eligible to participate, as well as consultants and non-employee directors of the Company. Currently, the 2005 Plan provides for the issuance of a maximum of 26,500,000 shares of common stock. Under the 2005 Plan, ISOs must be granted at exercise prices no less than fair market value on the date of grant, except for ISOs granted to employees who own more than 10% of the Company’s combined voting power, for which the exercise prices must be no less than 110% of the fair market value at the date of grant. NSOs and SARs must be granted at no less than fair market value on the date of grant, or in the case of SARs in tandem with options, at the exercise price of the related option. Non-vested stock awards may be granted for such consideration in cash, other property or services, or a combination thereof, as determined by the Company’s Compensation Committee of its Board of Directors. All stock-based awards are exercisable upon vesting. The Company’s policy is to recognize compensation cost for awards with only service conditions and a

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

graded vesting schedule on a straight line basis over the requisite service period for the entire award. As of December 31, 2008, there were 40,148,662 shares of common stock reserved for issuance pursuant to the Company’s stock-based compensation plans and the Company had authorization under its 2005 Plan to grant 9,899,630 additional stock-based awards.

Under the 2005 ESPP, all full-time and certain part-time employees of the Company are eligible to purchase common stock of the Company twice per year at the end of a six month payment period (a “Payment Period”). During each Payment Period, eligible employees who so elect may authorize payroll deductions in an amount no less than 1% nor greater than 10% of his or her base pay for each payroll period in the Payment Period. At the end of each Payment Period, the accumulated deductions are used to purchase shares of common stock from the Company up to a maximum of 12,000 shares for any one employee during a Payment Period. Shares are purchased at a price equal to 85% of the fair market value of the Company’s common stock on the last business day of a Payment Period. Employees who, after exercising their rights to purchase shares of common stock in the 2005 ESPP, would own shares representing 5% or more of the voting power of the Company’s common stock, are ineligible to participate under the 2005 ESPP. The 2005 ESPP provides for the issuance of a maximum of 10,000,000 shares of common stock. As of December 31, 2008, 958,974 shares had been issued under the 2005 ESPP. The Company recorded stock-based compensation costs related to the 2005 ESPP of $2.3 million, $0.8 million and $1.8 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Expense Information under SFAS No. 123R

As required by SFAS No. 123R, the Company estimates forfeitures of employee stock options and recognizes compensation costs only for those awards expected to vest. Forfeiture rates are determined based on historical experience. The Company also considers whether there have been any significant changes in facts and circumstances that would affect its forfeiture rate quarterly. Estimated forfeitures are adjusted to actual forfeiture experience as needed. The Company recorded stock-based compensation costs, related deferred tax assets and tax benefits of $124.6 million, $34.9 million and $16.5 million, respectively, in 2008, $65.5 million, $15.6 million and $26.6 million, respectively, in 2007 and $61.6 million, $9.6 million and $57.1 million, respectively, in 2006.

The detail of the total stock-based compensation recognized by income statement classification is as follows (in thousands):

Income Statement Classifications	2008	2007	2006
Cost of services revenues	$1,852	$1,479	$2,100
Research and development	63,737	21,719	18,209
Sales, marketing and services	32,787	24,365	24,095
General and administrative	26,239	17,928	17,192

Total	$124,615	$65,491	$61,596

Stock Options

As part of the Company’s Vapps acquisition, the Company assumed 115,061 options to purchase shares of its common stock, all of which upon assumption were reset to have a five year life and vest over three years at a rate of 33.3% of the shares underlying the option one year from date of grant and at a rate of 2.78% monthly thereafter. All other options granted during the year were granted pursuant to the Company’s 2005 Plan. Options granted pursuant to the 2005 Plan typically have a five year life and vest over three years at a rate of 33.3% of the shares underlying the option one year from date of grant and at a rate of 2.78% monthly thereafter. A summary of the status and activity of the Company’s fixed option awards is as follows:

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Options	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2007	28,775,258	$29.56	3.38
Granted	5,327,850	30.87
Assumed	115,061	2.56
Exercised	(2,871,197)	15.45
Forfeited or expired	(1,883,419)	42.75

Outstanding at December 31, 2008	29,463,553	30.20	2.79	$89,877

Vested or expected to vest at December 31, 2008	28,462,057	30.31	2.73	$86,078

Exercisable at December 31, 2008	19,390,125	31.52	2.12	$51,346

The Company recognized stock-based compensation expense of $93.8 million, $54.6 million and $56.1 million related to options for the years ended December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008, there was $121.4 million of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted-average period of 2.00 years. The total intrinsic value of stock options exercised during 2008, 2007 and 2006 was $44.8 million, $92.8 million and $180.0 million, respectively.

Stock Option Valuation Information under SFAS No. 123R

The Company estimates the fair value of each stock option on the date of grant using the Black-Scholes option-pricing model, applying the following assumptions and amortizing that value to expense over the option’s vesting period using the ratable approach:

	Stock options granted during
	2008	2007	2006
Expected volatility factor	0.39 - 0.48	0.33 - 0.37	0.30 - 0.37
Approximate risk free interest rate	1.7% - 2.8%	3.6% - 4.7%	4.5% - 4.9%
Expected term (in years)	3.35 - 3.56	3.37 - 3.38	3.00 - 3.34
Expected dividend yield	0%	0%	0%

For purposes of determining the expected volatility factor, the Company used implied volatility in two-year market-traded options of the Company’s common stock based on third party volatility quotes in accordance with the provisions of SAB No. 107. The Company’s decision to use implied volatility is based upon the availability of actively traded options on the Company’s common stock and its assessment that implied volatility is more representative of future stock price trends than historical volatility. The approximate risk free interest rate was based on the implied yield available on U.S. Treasury zero-coupon issues with remaining terms equivalent to the Company’s expected term on its options. The expected term of the Company’s stock options was based on the historical employee exercise patterns. The Company also analyzed its historical pattern of option exercises based on certain demographic characteristics and determined that there were no meaningful differences in option exercise activity based on the demographic characteristics. The Company does not intend to pay dividends on its common stock in the foreseeable future. Accordingly, the Company used a dividend yield of zero in its option pricing model. The weighted average fair value of stock options granted during 2008, 2007 and 2006 was $10.47, $11.71 and $10.90, respectively.

Non-vested Stock

Shares of non-vested stock assumed in conjunction with the Company’s acquisition of XenSource, Inc., which upon assumption were reset to vest over three years at a rate of 33.3% of the shares one year from date of grant and at a rate of 2.78% monthly thereafter based on service. The following table summarizes the Company’s non-vested stock activity for the year ended December 31, 2008:

	Number of Shares	Weighted- Average Fair Value at Grant Date
Non-vested at December 31, 2007	1,284,139	$39.65
Vested	(499,359)	39.65

Non-vested at December 31, 2008	784,780	39.65

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2008, 2007 and 2006, the Company recognized stock-based compensation expense of $17.2 million, $3.9 million and $1.4 million, respectively, related to non-vested stock. The fair value of non-vested stock released in 2008, 2007 and 2006 was $11.0 million, $1.3 million and $1.3 million, respectively. As of December 31, 2008, there was $24.1 million of total unrecognized compensation cost related to non-vested stock. That cost is expected to be recognized over a weighted-average period of 1.80 years.

Non-vested Stock Units

The Company awarded certain senior members of management non-vested stock units from the 2005 Plan. The number of non-vested stock units underlying each award was determined based on achievement of a specific corporate operating income goal. If the performance goal was less than 90% attained, then no non-vested stock units were issued pursuant to the authorized award. For performance at and above 90%, the number of non-vested stock units issued were based on a graduated slope, with the maximum number of non-vested stock units issuable pursuant to the award capped at 125% of the base number of non-vested stock units set forth in the executive’s award agreement. If the performance goal is met, the non-vested stock units vest 33.33% on each anniversary subsequent to the date of the award. Each non-vested stock unit, upon vesting, will represent the right to receive one share of the Company’s common stock. If the performance goals were not met, no compensation cost was recognized and any previously recognized compensation cost was reversed. During 2008 and 2007, the goal was achieved within the range of the graduated slope, and there was no material adjustment to compensation costs related to non-vested stock units granted to executives. In addition, the Company also awards non-vested stock units to certain senior members of management that vest based on service. These units vest annually over a three year vest period in equal installments and, upon vesting, each stock unit will represent the right to receive one share of the Company’s common stock.

In addition, during 2007, the Company awarded 25,000 non-vested stock units to a certain senior member of management with performance goals related to building the executive management team. The performance goals were met during 2007 and the award vests based on service at a rate of 33.33% on each anniversary date. The Company also awards non-vested stock units to its non-employee directors annually. These units vest monthly in equal installments based on service and, upon vesting, each stock unit represents the right to receive one share of the Company’s common stock.

The Company assumed 159,342 non-vested stock units in conjunction with its 2007 Acquisitions, the majority of which upon assumption were reset to vest over three years based on service at a rate of 33.3% on each anniversary date. In addition, as part of its 2007 Acquisitions, the Company also granted 26,183 non-vested stock units from its 2005 Plan, of which the majority vest based on service at a rate of 50% on the first anniversary of the grant date and 50% on the second anniversary of the grant date. As part of the 2006 Acquisitions, the Company assumed 175,717 non-vested stock units, of which the majority vest based on service at a rate of 50% on the first anniversary of the grant date and 50% on the second anniversary of the grant date.

The following table summarizes the Company’s non-vested stock unit activity for the year ended December 31, 2008:

	Number of Shares	Weighted- Average Fair Value at Grant Date
Non-vested at December 31, 2007	684,392	$37.00
Granted	501,645	32.49
Vested	(260,940)	28.95
Forfeited	(139,616)	34.17

Non-vested at December 31, 2008	785,481	34.67

For the years ended December 31, 2008, 2007 and 2006, the Company recognized stock-based compensation expense of $13.6 million, $7.0 million and $4.1 million, respectively, related to non-vested stock units. The fair value of the non-vested stock units released in 2008, 2007, 2006 was $7.5 million, $5.3 million and $2.3 million, respectively. As of December 31, 2008, there was $16.1 million of total unrecognized compensation cost related to non-vested stock units. That cost is expected to be recognized over a weighted-average period of 1.82 years.

Benefit Plan

The Company maintains a 401(k) benefit plan allowing eligible U.S.-based employees to contribute up to 60% of their annual compensation, limited to an annual maximum amount as set periodically by the Internal Revenue Service. The Company, at its discretion, may contribute up to $0.50 for each dollar of employee contribution. The Company’s total matching contribution to an

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

employee is typically made at 3% of the employee’s annual compensation. The Company’s matching contributions were $7.3 million, $5.9 million and $3.7 million in 2008, 2007 and 2006, respectively. The Company’s contributions vest over a four-year period at 25% per year.

8. CAPITAL STOCK

Stock Repurchase Programs

The Company’s Board of Directors authorized an ongoing stock repurchase program with a total repurchase authority granted to the Company of $1.8 billion. The Company may use the approved dollar authority to repurchase stock at any time until the approved amounts are exhausted. The objective of the Company’s stock repurchase program is to improve stockholders’ returns. At December 31, 2008, approximately $77.0 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. A portion of the funds used to repurchase stock over the course of the program was provided by proceeds from employee stock option exercises and the related tax benefit.

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

During the year ended December 31, 2008, the Company took delivery of 4,406,757 shares at an average price of $33.30 per share from its structured repurchase agreements and it expended approximately $197.6 million on open market purchases, repurchasing 6,451,591 shares of outstanding common stock at an average price of $30.63. In addition, during the year the Company made up-front payments of $58.9 million to certain financial institutions related to structured stock repurchase agreements. As of December 31, 2008, the Company had no prepaid notional amounts remaining under its structured stock repurchase programs.

During the year ended December 31, 2007, the Company took delivery of 1,655,089 shares at an average price of $35.34 per share from its structured repurchase agreements and it expended approximately $150.0 million on open market purchases repurchasing 3,720,800 shares of outstanding common stock at an average price of $40.31. In addition, during the year the Company made up-front payments of $110.0 million to certain financial institutions related to structured stock repurchase agreements.

During the year ended December 31, 2006, the Company took delivery of 4,307,112 shares at an average price of $30.76 per share from its structured repurchase agreements and it expended approximately $159.8 million on open market purchases repurchasing 5,193,410 shares of outstanding common stock at an average price of $30.77. In addition, during the year the Company made up-front payments of $114.4 million to certain financial institutions related to structured stock repurchase agreements.

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock, $0.01 par value per share. No shares of such preferred stock were issued and outstanding at December 31, 2008 or 2007.

9. LONG-TERM DEBT

Credit Facility

Effective on August 9, 2005, the Company entered into a revolving credit facility (the “Credit Facility”) with a group of financial institutions (the “Lenders”). Effective September 27, 2006, the Company entered into an amendment and restatement of its Credit Facility (the “Amendment”). The Amendment decreased the overall range of interest rates the Company must pay on amounts outstanding on the Credit Facility and lowered the facility fee. In addition, the Amendment extended the term of the Credit Facility. The Credit Facility, as amended, allows the Company to increase the revolving credit commitment up to a maximum aggregate revolving credit commitment of $175.0 million. The Credit Facility, as amended, currently provides for a revolving line of credit that will expire on September 27, 2011 in the aggregate amount of $100.0 million, subject to continued covenant compliance. A portion of the revolving line of credit (i) in the aggregate amount of $25.0 million may be available for issuances of letters of credit and (ii) in the aggregate amount of $15.0 million may be available for swing line loans. The Credit Facility, as amended, currently bears interest at LIBOR plus 0.32% and adjusts in the range of 0.32% to 0.80% above LIBOR based on the level of the Company’s total debt and its adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) as defined in the agreement. In addition, the Company is required to pay a quarterly facility fee ranging from 0.08% to 0.20% based on the aggregate amount available under the

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Credit Facility, as amended, and the level of the Company’s total debt and its adjusted EBITDA. Borrowings under the Credit Facility, as amended, are guaranteed by the Company and certain of the Company’s U.S. and foreign subsidiaries, which guarantees are secured by a pledge of shares of certain foreign subsidiaries. As of December 31, 2008, there were no amounts outstanding under the Credit Facility, as amended.

The Credit Facility, as amended, contains customary default provisions, and the Company must comply with various financial and non-financial covenants. The financial covenants consist of a minimum interest coverage ratio and a maximum consolidated leverage ratio. The primary non-financial covenants contain certain limits on the Company’s ability to pay dividends, conduct certain mergers or acquisitions, make certain investments and loans, incur future indebtedness or liens, alter the Company’s capital structure or sell stock or assets. As of December 31, 2008, the Company was in compliance with all covenants of the Credit Facility.

Term Loan

Effective on August 9, 2005, a subsidiary of the Company entered into a term loan facility (the “Term Loan”) with the Lenders. The Term Loan provided for an 18-month single-draw term loan facility in the aggregate amount of $100.0 million. The Term Loan bore interest at a rate of LIBOR plus 0.5% and adjusted in the range of 0.5% to 1.25% above LIBOR based on the level of the subsidiary’s total debt and its adjusted EBITDA, as defined in the agreement. Borrowings under the Term Loan were guaranteed by the Company and certain of its U.S.-domiciled and foreign-domiciled subsidiaries, which guarantees were secured by a pledge of shares of certain foreign subsidiaries. In addition, the Company was required to pay a quarterly facility fee ranging from 0.125% to 0.25% based on the aggregate amount of the Term Loan and the level of the Company’s total debt and its adjusted EBITDA. The Term Loan was paid in full in February 2006.

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

Rental expense for the years ended December 31, 2008, 2007 and 2006 totaled approximately $43.5 million, $33.5 million and $24.9 million, respectively. Sublease income for the years ended December 31, 2008, 2007 and 2006 was approximately $0.8 million, $0.8 million and $0.7 million, respectively. Lease commitments under non-cancelable operating leases with initial or remaining terms in excess of one year and sublease income associated with non-cancelable subleases, are as follows:

	Operating Leases	Sublease Income
	(In thousands)
Years ending December 31,
2009	$45,668	$774
2010	40,139	566
2011	34,456	275
2012	29,831	275
2013	21,008	253
Thereafter	52,700	—

	$223,802	$2,143

In 2008, the Company entered into a lease to acquire additional office space in Santa Clara, CA. The rental commencement date will not begin until 2011 and the pricing for the lease will not be finalized until a future date. Accordingly, the future payment obligations related to this lease are not included in the table above.

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

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The synthetic lease qualified as an operating lease for accounting purposes and as a financing lease for tax purposes. The Company did not include the property or the related lease debt as an asset or a liability in its consolidated balance sheets. Consequently, payments made pursuant to the lease were recorded as operating expenses in the Company’s consolidated statements of income. The Company entered into the synthetic lease in order to lease its headquarters properties under more favorable terms than under its previous lease arrangements.

The initial term of the synthetic lease was seven years, expiring in April 2009. The lease payments varied based on LIBOR plus a margin. At any time during the lease term and upon a 30-days’ written notice, the Company had the option to purchase the property for an amount representing the original property cost and transaction fees of approximately $61.0 million plus any lease breakage costs and outstanding amounts owed. Effective October 23, 2008, the Company exercised its option and purchased the property for approximately $61.1 million, including closing costs and legal fees. There were no lease breakage costs incurred.

The synthetic lease included certain financial covenants including a requirement for the Company to maintain a pledged balance of approximately $62.8 million in cash and/or investment securities as collateral. This amount was included in restricted cash equivalents and investments in the accompanying consolidated balance sheet as of December 31, 2007. The synthetic lease also included non-financial covenants, including the maintenance of the property and adequate insurance, prompt delivery of financial statements to the administrative agent of the lessor and prompt payment of taxes associated with the property. Following the termination of the synthetic lease, the Company ceased to be bound by these covenants.

Office Leases

The Company has an operating lease obligation related to a property that is not fully utilized that continues to 2018 with a total remaining obligation at December 31, 2008 of approximately $5.0 million, of which $0.9 million was accrued as of December 31, 2008, and is reflected in accrued expenses and other liabilities in the accompanying consolidated balance sheets. In calculating this accrual, the Company made estimates, based on market information, including the estimated vacancy periods and sublease rates and opportunities. The Company periodically re-evaluates its estimates and if actual circumstances prove to be materially worse than management has estimated, the total charges for these vacant facilities could be significantly higher.

Legal Matters

In the fourth quarter of 2008, the three previously disclosed purported shareholder derivative actions against certain of the Company’s current and former directors and officers, and against the Company as a nominal defendant, alleging that certain stock option grants made by it were dated and accounted for inappropriately, were settled and dismissed. No defendant was required to make any monetary contribution to the settlement nor concede any wrongdoing as part of the settlement. The settlement provided for an award of attorneys’ fees to plaintiffs’ counsel, most of which was paid by the Company’s directors’ and officers’ liability insurer and the remainder of which was paid by the Company.

Due to the nature of the Company’s business, it is subject to patent infringement claims, including current suits against it or one or more of its wholly-owned subsidiaries by Realtime Data, LLC, SSL Services, LLC, Accolade Systems LLC, and 01 Communiqué Laboratory Inc. alleging infringement by various Citrix products and services. These complaints were filed separately in the United States District Court for the Eastern District of Texas in April 2008 and in January 2007, and in the United States District Court for the Northern District of Ohio in February 2006, respectively, and seek unspecified damages and other relief. The Company believes that it has meritorious defenses to the allegations made in these complaints and intends to vigorously defend these lawsuits; however, it is unable currently to determine the ultimate outcome of these or similar matters or the potential exposure to loss, if any.

In addition, the Company is a defendant in various litigation matters generally arising out of the normal course of business. Although it is difficult to predict the ultimate outcome of these cases, the Company believes that the ultimate outcome will not materially affect its business, financial position, results of operations or cash flows.

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

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Purchase Obligations

The Company has agreements with suppliers to purchase inventory and estimates its non-cancelable obligations under these agreements for the fiscal year ended December 31, 2009 to be approximately $6.3 million.

Liabilities Related to Payroll Taxes

In the fourth quarter of 2008, the Company recorded a reduction to operating expenses of approximately $6.4 million related to an adjustment of payroll taxes initially recorded in conjunction with the Company’s Audit Committee’s voluntary, independent investigation of the Company’s historical stock option granting practices which was concluded in 2007. These payroll tax liabilities were reduced upon agreement with the Internal Revenue Service.

11. INCOME TAXES

The United States and foreign components of income before income taxes are as follows:

	2008	2007	2006
	(In thousands)
United States	$(13,997)	$46,475	$65,363
Foreign	210,920	204,433	177,718

Total	$196,923	$250,908	$243,081

The components of the provision for income taxes are as follows:

	2008	2007	2006
	(In thousands)
Current:
Federal	$6,315	$7,692	$46,073
Foreign	19,175	28,512	14,176
State	—	855	4,186

Total current	25,490	37,059	64,435
Deferred	(6,843)	(634)	(4,351)

Total provision	$18,647	$36,425	$60,084

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The significant components of the Company’s deferred tax assets and liabilities consisted of the following:

	December 31,
	2008	2007
	(In thousands)
Deferred tax assets:
Accruals and reserves	$15,847	$19,323
Depreciation and amortization	696	6,030
Deferred revenue	8,511	5,583
Tax credits	5,272	7,998
Net operating losses	54,381	64,208
Other	14,819	5,918
Stock option compensation	43,246	23,316
Valuation allowance	(14,217)	(8,364)

Total deferred tax assets	128,555	124,012
Deferred tax liabilities:
Acquired technology	(67,332)	(79,555)
Prepaid expenses	(10,495)	(7,261)

Total deferred tax liabilities	(77,827)	(86,816)

Total net deferred tax assets	$50,728	$37,196

SFAS No. 109, Accounting for Income Taxes, requires a valuation allowance to reduce the deferred tax assets reported if it is not more likely than not that some portion or all of the deferred tax assets will be realized. At December 31, 2008, the Company determined that a $14.2 million valuation allowance relating to deferred tax assets for net operating losses from acquired companies and unrealized losses from temporary impairments on available-for-sale investments was necessary.

The Company does not expect to remit earnings from its foreign subsidiaries. Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $644.3 million at December 31, 2008. Those earnings are considered to be permanently reinvested and, accordingly, no U.S. federal and state income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company could be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries.

At December 31, 2008, the Company had $138.4 million of remaining net operating loss carryforwards from acquisitions. The utilization of these net operating loss carryforwards are limited in any one year pursuant to Internal Revenue Code Section 382 and begin to expire in 2018.

At December 31, 2008, the Company had research and development tax credit carryforwards of approximately $5.3 million that begin to expire in 2012.

A reconciliation of the Company’s effective tax rate to the statutory federal rate is as follows:

	Year Ended December 31,
	2008	2007	2006
Federal statutory taxes	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	4.3	4.1	3.8
Foreign operations	(30.1)	(21.4)	(20.9)
Permanent differences	(0.2)	3.0	5.4
Tax credits	(5.3)	(3.2)	(2.0)
Stock option compensation	4.9	1.4	3.4
Change in accruals for uncertain tax positions	1.0	(3.8)	—
Other	(0.1)	(0.1)	—
Change in valuation allowance	—	(0.5)	—

	9.5%	14.5%	24.7%

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company and one or more of its subsidiaries is subject to U.S. federal income taxes, as well as income taxes of multiple state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non- U.S. income tax examinations by tax authorities for years prior to 2004. The Internal Revenue Service commenced an examination of the Company’s U.S. federal income tax returns for 2004 and 2005 in the third quarter of 2006.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of Interpretation 48, the Company recognized an approximate $12.4 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. A reconciliation of the beginning and ending amount of unrecognized tax benefits for the year ended December 31, 2008 is as follows (in thousands):

Balance at January 1, 2007	$36,895
Additions based on tax positions related to the current year	1,355
Additions (reductions) for tax positions of prior years	—
Reductions related to the expiration of statutes of limitations	(10,967)
Settlements	—

Balance at December 31, 2007	27,283
Additions based on tax positions related to the current year	2,069
Additions for tax positions of prior years	826
Reductions related to the expiration of statutes of limitations	(1,849)
Settlements	—

Balance at December 31, 2008	$28,329

The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

At December 31, 2008, there were no amounts related to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other that interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment or receipt of cash to an earlier period.

The Company recognizes interest accrued related to unrecognized tax benefits and penalties in income tax expense. During the year ended December 31, 2008, the Company recognized $0.1 million of expense related to interest and penalties. The Company has approximately $0.2 million for the payment of interest and penalties accrued at December 31, 2008.

12. SEGMENT INFORMATION AND SIGNIFICANT CUSTOMERS

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

The Company does not engage in intercompany revenue transfers between segments. The Company’s chief operating decision maker (“CODM”) evaluates the Company’s performance based primarily on profitability in the geographic locations in which the Company operates and separately evaluates the performance of its Online Services division. Segment profit for each segment includes certain sales, marketing, general and administrative expenses directly attributable to the segment, including research and development costs in the Online Services division and excludes certain expenses that are managed outside the reportable segments. Costs excluded from segment profit primarily consist of certain research and development costs associated with the Company’s application delivery infrastructure products, stock-based compensation costs, amortization of product related technology, amortization of other intangible assets, interest, corporate expenses and income taxes, as well as charges for in-process research and development. Corporate expenses are comprised primarily of corporate marketing costs, stock-based compensation costs, operations and certain general and administrative expenses, which are separately managed. Accounting policies of the Company’s segments are the same as its consolidated accounting policies.

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

International revenues (sales outside of the United States) accounted for approximately 45.8%, 44.5% and 47.4% of the Company’s net revenues for the year ended December 31, 2008, 2007, and 2006, respectively. Net revenues and segment profit for 2008, 2007 and 2006 classified by the Company’s reportable segments, are presented below.

	2008	2007	2006
	(In thousands)
Net revenues:
Americas	$670,523	$614,181	$499,278
EMEA	524,465	447,201	391,650
Asia-Pacific	128,301	116,816	94,596
Online Services division	260,065	213,744	148,795

Consolidated	$1,583,354	$1,391,942	$1,134,319

Segment profit (loss):
Americas	$340,582	$295,213	$252,996
EMEA	337,709	289,590	253,956
Asia-Pacific	23,366	30,543	31,887
Online Services division	76,628	65,032	36,084
Unallocated expenses (1):
Amortization of intangibles	(70,752)	(46,983)	(36,136)
In-process research and development	(1,140)	(9,800)	(1,000)
Research and development	(262,655)	(183,816)	(140,570)
Net interest and other income	26,922	48,501	39,737
Other corporate expenses	(273,737)	(237,372)	(193,873)

Consolidated income before income taxes	$196,923	$250,908	$243,081

(1)	Represents expenses presented to management only on a consolidated basis and not allocated to the geographic operating segments.

Identifiable assets classified by the Company’s reportable segments are shown below. Long-lived assets consist of property and equipment, net, and are shown below.

	December 31,
	2008	2007
	(In thousands)
Identifiable assets:
Americas	$1,669,469	$1,811,922
EMEA	654,829	411,465
Asia-Pacific	87,026	83,395
Online Services division	282,982	227,911

Total identifiable assets	$2,694,306	$2,534,693

	December 31,
	2008	2007
	(In thousands)
Long-lived assets, net:
United States	$201,713	$97,238
United Kingdom	31,473	28,782
Other countries	21,148	8,887

Total long-lived assets, net	$254,334	$134,907

Export revenue represents shipments of finished goods and services from the United States to international customers, primarily in Latin America and Canada. Shipments from the United States to international customers for 2008, 2007 and 2006 were $69.5 million, $55.9 million and $50.9 million, respectively.

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In fiscal years 2008, 2007 and 2006, one distributor, Ingram Micro, accounted for 12%, 10% and 10%, respectively, of the Company’s total net revenues. The Company’s distributor arrangements with Ingram Micro consist of several non-exclusive, independently negotiated agreements with its subsidiaries, each of which cover different countries or regions. Each of these agreements is separately negotiated and is independent of any other contract (such as a master distribution agreement). None of these contracts were individually responsible for over 10 percent of the Company’s total net revenues in each of the last three fiscal years. In fiscal years 2008, 2007 and 2006, there were no resellers that accounted for over 10% of the Company’s total net revenues.

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

	December 31,
	2008	2007	2006
	(In thousands)
Net revenues:
Application Virtualization revenues	$1,081,624	$998,188	$871,656
Online Services division revenues	260,065	213,744	148,795
Application Networking revenues	193,031	155,385	109,209
Other	48,634	24,625	4,659

Total net revenue	$1,583,354	$1,391,942	$1,134,319

13. DERIVATIVE FINANCIAL INSTRUMENTS

As of December 31, 2008 and December 31, 2007, the Company had $23.3 million and $11.7 million of derivative assets, respectively, and $27.6 million and $5.9 million of derivative liabilities, respectively, representing the fair values of the Company’s outstanding derivative instruments, which are recorded in prepaid expenses and other current assets, other assets, accrued expenses and other liabilities in the accompanying consolidated balance sheets. As of December 31, 2008, the Company’s derivative assets and liabilities primarily resulted from cash flow hedges related to its forecasted operating expenses transacted in local currencies. The change in the derivative component in accumulated other comprehensive (loss) income includes unrealized gains or losses that arose from changes in market value of derivatives that were held during the period, and gains or losses that were previously unrealized, but have been recognized in current period net income due to termination or maturities of derivative contracts. This reclassification has no effect on total comprehensive income or stockholders’ equity. The following table presents these components of accumulated other comprehensive (loss) income, net of tax, for the Company’s derivative instruments (in thousands):

	For the Year Ended December 31,
	2008	2007	2006
Unrealized gains on derivative instruments	$399	$9,144	$6,395
Reclassification of realized (losses) gains	(8,815)	(7,623)	2,011

Net change in other comprehensive (loss) income due to derivative instruments	$(8,416)	$1,521	$8,406

The total cumulative unrealized (loss) gain on derivative instruments was $(3.0) million and $5.5 million at December 31, 2008 and 2007, respectively, and is included in accumulated other comprehensive (loss) income in the accompanying consolidated balance sheets. A substantial amount of the net unrealized gain as of December 31, 2008 is expected to be recognized in income over the next twelve months at the same time the hedged items are recognized in income.

Cash Flow Hedges. At December 31, 2008 and 2007, the Company had in place foreign currency forward sale contracts with a notional amount of $124.2 million and $104.3 million, respectively, and foreign currency forward purchase contracts with a notional amount of $339.6 million and $311.1 million, respectively. The fair value of these contracts at December 31, 2008 and 2007 were assets of $23.3 million and $11.7 million, respectively and liabilities of $27.6 million and $5.9 million, respectively. A substantial portion of the Company’s overseas expenses are and will continue to be transacted in local currencies. To protect against fluctuations in operating expenses and the volatility of future cash flows caused by changes in currency exchange rates, the Company has established a program that uses foreign exchange forward contracts to hedge its exposure to these potential changes. The terms of

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

these instruments, and the hedged transactions to which they relate, generally do not exceed 12 months. Currencies hedged are Euros, British pounds sterling, Australian dollars, Japanese yen, Indian rupees, Swiss francs, Singapore dollars, Hong Kong dollars, Canadian dollars, Danish krone and Swedish krona. There was no material ineffectiveness of the Company’s foreign currency hedging program for 2008, 2007 or 2006.

Fair Value Hedges. From time to time, the Company uses interest rate swap instruments to hedge against the changes in fair value of certain of its available-for-sale securities due to changes in interest rates. Changes in the fair value of the swap instruments are recorded in earnings along with related designated changes in the value of the underlying investments. There were no material fair value hedges outstanding as of December 31, 2008, 2007 or 2006.

Derivatives not Designated as Hedges. The Company utilizes certain derivative instruments that either do not qualify or are not designated for hedge accounting treatment under SFAS No. 133. Accordingly, changes in the fair value of these contracts are recorded in other expense, net.

14. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2008	2007	2006
	(In thousands, except per share information)
Numerator:
Net income	$178,276	$214,483	$182,997

Denominator:
Denominator for basic earnings per share—weighted average shares	183,023	181,501	180,992
Effect of dilutive securities:
Employee stock awards	3,659	5,879	6,733

Denominator for diluted earnings per share—adjusted weighted-average shares	186,682	187,380	187,725

Basic earnings per share	$0.97	$1.18	$1.01

Diluted earnings per share	$0.96	$1.14	$0.97

Antidilutive weighted average shares	23,979	17,096	17,892

15. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, SFAS No. 141R will require, among other things, the expensing of direct transaction costs, including deal costs and restructuring costs as incurred, acquired IPR&D assets to be capitalized, certain contingent assets and liabilities to be recognized at fair value, and arrangements related to contingent merger consideration, may be required to be measured at fair value until settled, with changes in fair value recognized each period into earnings. The adoption of SFAS No. 141R is effective for the Company on a prospective basis for transactions occurring in 2009 and earlier adoption is not permitted. Historically, the Company has been acquisitive and if it continues to be so, SFAS No. 141R will have a material impact on the Company’s consolidated financial position, results of operations and cash flows if it enters into material business combinations after the standard’s effective date.

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

16. SUBSEQUENT EVENT

On January 28, 2009, the Company announced the implementation of a strategic restructuring program, which includes steps to reduce its headcount by approximately 500 full-time positions, representing approximately ten percent of its global workforce.

CITRIX SYSTEMS, INC.

SUPPLEMENTAL FINANCIAL INFORMATION

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(In thousands, except per share amounts)
2008
Net revenues	$377,034	$391,730	$398,893	$415,697	$1,583,354
Gross margin	336,603	345,873	356,605	369,141	1,408,222
Income from operations	30,291	28,890	47,699	63,121	170,001
Net income	34,378	34,649	49,149	60,100	178,276
Basic earnings per common share	0.19	0.19	0.27	0.33	0.97
Diluted earnings per common share	0.18	0.18	0.26	0.33	0.96

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(In thousands, except per share amounts)
2007
Net revenues	$308,088	$334,364	$349,931	$399,559	$1,391,942
Gross margin	278,674	302,500	313,925	359,236	1,254,335
Income from operations	38,231	54,734	59,984	49,458	202,407
Net income	37,633	53,390	60,695	62,765	214,483
Basic earnings per common share	0.21	0.30	0.34	0.34	1.18
Diluted earnings per common share	0.20	0.29	0.33	0.33	1.14

The sum of the quarterly earnings per share amounts do not add to the annual earnings per share amount due to the weighting of common and common equivalent shares outstanding during each of the respective periods.

CITRIX SYSTEMS, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

	Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period
	(In thousands)
2008
Deducted from asset accounts:
Allowance for doubtful accounts	$2,891	$1,613	$3,366	(3)	$809	(2)	$7,061
Allowance for returns	1,670	—	2,103	(1)	2,132	(4)	1,641
Valuation allowance for deferred tax assets	8,364	—	5,853	(5)	—		14,217

2007
Deducted from asset accounts:
Allowance for doubtful accounts	$2,370	$2,578	$23	(3)	$2,080	(2)	$2,891
Allowance for returns	1,667	—	3,806	(1)(3)	3,803	(4)	1,670
Valuation allowance for deferred tax assets	1,332	—	8,364	(5)	1,332		8,364

2006
Deducted from asset accounts:
Allowance for doubtful accounts	$2,050	$1,978	$79	(3)	$1,737	(2)	$2,370
Allowance for returns	2,332	—	4,608	(1)(3)	5,273	(4)	1,667
Valuation allowance for deferred tax assets	1,332	—	—		—		1,332

(1)	Netted against revenues.
(2)	Uncollectible accounts written off, net of recoveries.
(3)	Additions from acquisitions.
(4)	Credits issued for stock-balancing rights.
(5)	Related to deferred tax assets on unrealized losses and acquisitions.

EXHIBIT INDEX

Exhibit No.		Description
2.1	(13)	Agreement and Plan of Merger dated as of June 1, 2005 by and among Citrix Systems, Inc., NCAR Acquisition Corporation, NCAR LLC, NetScaler, Inc. and Guarev Garg as stockholder representative

2.2	(14)	Amendment No. 1 to Agreement and Plan of Merger dated as of June 1, 2005 by and among Citrix Systems, Inc., NCAR Acquisition Corporation, NCAR LLC, NetScaler, Inc. and Guarev Garg as stockholder representative, dated as of June 24, 2005

2.3	(27)	Agreement and Plan of Merger, dated as of August 4, 2006, by and among Citrix Systems, Inc., Banyan Acquisition Corporation, Orbital Data Corporation and John Jaggers as the stockholder

2.4	(30)	Agreement and Plan of Merger and Reorganization, dated as of August 14, 2007, by and among Citrix Systems, Inc., PVA Acquisition Corporation, PVA Acquisition LLC, XenSource, Inc. and John G. Connors as stockholder representative

2.5	(31)	Amendment No. 1 to Agreement and Plan of Merger and Reorganization dated as of August 14, 2007 by and among Citrix Systems, Inc. PVA Acquisition Corporation, PVA Acquisition LLC, XenSource, Inc. and John G. Connors as stockholder representative, dated September 20, 2007

3.1	(1)	Amended and Restated Certificate of Incorporation of the Company

3.2	(35)	Certificate of Amendment of Amended and Restated Certificate of Incorporation

3.3	(34)	Amended and Restated By-laws of the Company

4.1	(2)	Specimen certificate representing the Common Stock

10.1*		Fourth Amended and Restated 1995 Stock Plan

10.2*	(36)	Second Amended and Restated 1995 Non-Employee Director Stock Option Plan

10.4*		Second Amended and Restated 2000 Director and Officer Stock Option and Incentive Plan

10.5*	(3)	2000 Director and Officer Stock Option and Incentive Plan, Non-Qualified Stock Option Agreement

10.6*	(4)	2000 Director and Officer Stock Option and Incentive Plan, Incentive Stock Option Agreement

10.7*	(5)	Amended and Restated 2000 Stock Incentive Plan of Net6 Inc. (a subsidiary of Citrix Systems, Inc.)

10.8*	(6)	Amended and Restated 2003 Stock Incentive Plan of Net6 Inc. (a subsidiary of Citrix Systems, Inc.)

10.9	(7)	Microsoft Master Source Code Agreement by and between the Company and Microsoft dated December 16, 2004

10.10	(8)	License Form by and between the Company and Microsoft Corporation dated December 16, 2004 (with certain information omitted pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission)

10.11	(38)	Participation Agreement dated as of April 23, 2002, by and among Citrix Systems, Inc., Citrix Capital Corp., Selco Service Corporation and Key Corporate Capital, Inc. (the “Participation Agreement”) (with certain information omitted pursuant to a grant of confidential treatment and filed separately with the Securities and Exchange Commission)

10.12	(39)	Amendment No. 1 to Participation Agreement dated as of June 17, 2002 (with certain information omitted pursuant to a grant of confidential treatment and filed separately with the Securities and Exchange Commission)

10.13	(40)	Master Lease dated as of April 23, 2002 by and between Citrix Systems, Inc. and Selco Service Corporation (with certain information omitted pursuant to a grant for confidential treatment and filed separately with the Securities and Exchange Commission)

10.15*	(9)	2005 Equity Incentive Plan

10.16*	(22)	Amendment to Citrix Systems, Inc. 2005 Equity Incentive Plan

10.17*	(10)	2005 Employee Stock Purchase Plan

10.18*	(11)	2005 Equity Incentive Plan Incentive Stock Option Master Agreement (Domestic)

10.19*	(12)	2005 Equity Incentive Plan Non-Qualified Stock Option Master Agreement (Domestic)

10.20*	(23)	Citrix Systems, Inc. 2005 Equity Incentive Plan Non-Qualified Stock Option Master Agreement (Domestic)

10.22*	(19)	Form of Restricted Stock Unit Agreement under the Citrix Systems, Inc. 2005 Equity Incentive Plan

Exhibit No.		Description
10.23*	(41)	Form of Executive Restricted Stock Unit Agreement under the Citrix Systems, Inc. 2005 Equity Incentive Plan (Time Based Vesting)

10.24*	(21)	Form of Restricted Stock Unit Agreement for Non-Employee Directors under the Citrix Systems, Inc. 2005 Equity Incentive Plan

10.25*	(15)	Change in Control Agreement dated as of August 4, 2005 by and between Citrix Systems, Inc. and Mark B. Templeton

10.26*	(16)	Change in Control Agreement dated as of August 4, 2005 by and between Citrix Systems, Inc. and each of David J. Henshall, David R. Freidman and John C. Burris

10.27*	(25)	Change in Control Agreement, dated as of August 4, 2006, by and between Citrix Systems, Inc. and Brett M. Caine

10.28	(26)	Amended and Restated Credit Agreement dated as of September 27, 2006 among Citrix Systems, Inc., Citrix Systems International GmbH, JPMorgan Chase Bank N.A., and certain other financial institutions

10.29	(17)	Term Loan Agreement dated as of August 9, 2005 by and among Citrix Systems, Inc., Citrix Systems International GMBH, JPMorgan Chase Bank, N.A., J.P. Morgan Securities Inc. and certain other financial institutions

10.30*	(18)	NetScaler, Inc. 1997 Stock Plan

10.31	(28)	Type # 3 License Form by and between the Company and Microsoft Corporation dated September 5, 2007 (with certain information omitted pursuant to a request for confidential treatment and filed with the Securities and Exchange Commission)

10.32*	(29)	Second Amendment to Citrix Systems, Inc. 2005 Equity Incentive Plan

10.33*	(32)	Employment Agreement dated as of August 14, 2007 by and between Citrix Systems, Inc. and Peter Levine

10.34*	(33)	XenSource, Inc. 2005 Stock Plan

10.35*	(42)	Citrix Systems, Inc. Executive Bonus Plan

10.36*	(43)	Third Amendment to Citrix Systems, Inc. 2005 Equity Incentive Plan

10.37*	(44)	Fourth Amendment to Citrix Systems, Inc. 2005 Equity Incentive Plan

10.38*	(45)	Form of First Amendment to Change of Control Agreement (Chief Executive Officer) between Citrix Systems, Inc. and Mark Templeton

10.39*	(46)	Form of First Amendment to Change of Control Agreement between Citrix Systems, Inc. and each of David J. Henshall and David R. Friedman

10.40*	(47)	Form of First Amendment to Employment Agreement between Citrix Systems, Inc. and Peter Levine

10.41*	(48)	Form of Non-Qualified Stock Option Master Agreement (Domestic)

10.42		Omnibus Assumption and Amendment Agreement dated as of May 30, 2007 by and among Citrix Systems, Inc., Citrix Capital Corp., Peninsula Investment Corp., Selco Service Corporation, Key Bank National Association, Allied Irish Banks P.L.C. and Key Bank National Association

10.43*	(50)	Form of Restricted Stock Unit Agreement

10.44	(51)	Amendment No. 1 to Credit Agreement, dated as of September 19, 2008, among Citrix Systems, Inc., Citrix International GmbH, JPMorgan Chase Bank, N.A., JP Morgan Securities, Inc. and certain other financial institutions

21.1		List of Subsidiaries

23.1		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

24.1		Power of Attorney (included in signature page)

31.1		Rule 13a-14(a) / 15d-14(a) Certifications

31.2		Rule 13a-14(a) / 15d-14(a) Certifications

32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or any compensatory plan, contract or arrangement.

(1)	Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 33-98542), as amended.
(2)	Incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 33-98542), as amended.
(3)	Incorporated by reference herein to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.
(4)	Incorporated by reference herein to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.
(5)	Incorporated by reference herein to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
(6)	Incorporated by reference herein to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
(7)	Incorporated by reference herein to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
(8)	Incorporated by reference herein to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
(9)	Incorporated by reference herein to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.
(10)	Incorporated by reference herein to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.
(11)	Incorporated by reference herein to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.
(12)	Incorporated by reference herein to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.
(13)	Incorporated by reference herein to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.
(14)	Incorporated by reference herein to Exhibit 2.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.
(15)	Incorporated by reference herein to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.
(16)	Incorporated by reference herein to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.
(17)	Incorporated by reference herein to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.
(18)	Incorporated by reference herein to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.
(19)	Incorporated by reference herein to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.
(20)	Incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of April 18, 2006.
(21)	Incorporated by reference herein to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
(22)	Incorporated by reference herein to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006
(23)	Incorporated by reference herein to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
(24)	Incorporated by reference herein to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
(25)	Incorporated by reference herein to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
(26)	Incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of September 27, 2006.
(27)	Incorporated by reference herein to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

(28)	Incorporated by reference herein to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
(29)	Incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of October 19, 2007.
(30)	Incorporated by reference herein to Exhibit 2.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.
(31)	Incorporated by reference herein to Exhibit 2.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.
(32)	Incorporated by reference herein to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.
(33)	Incorporated by reference herein to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.
(34)	Incorporated by reference herein to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated as of December 12, 2007.
(35)	Incorporated by reference herein to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
(36)	Incorporated by reference herein to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
(37)	Incorporated by reference herein to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
(38)	Incorporated by reference herein to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
(39)	Incorporated by reference herein to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
(40)	Incorporated by reference herein to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
(41)	Incorporated by reference herein to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
(42)	Incorporated by reference herein to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.
(43)	Incorporated by reference herein to Exhibit A to the Company’s Definitive Proxy Statement filed with the Commission on April 29, 2008.
(44)	Incorporated by reference herein to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.
(45)	Incorporated by reference herein to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.
(46)	Incorporated by reference herein to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.
(47)	Incorporated by reference herein to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.
(48)	Incorporated by reference herein to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.
(49)	Incorporated by reference herein to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.
(50)	Incorporated by reference herein to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.
(51)	Incorporated by reference herein to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.