Form 10-Q
period 2009-03-31
CITRIX SYSTEMS INC
filed 2009-05-08
CIK 877890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

(954) 267-3000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in 12b-2 of the Exchange Act.

☒ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer	☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 4, 2009 there were 180,967,502 shares of the registrant’s Common Stock, $.001 par value per share, outstanding.

CITRIX SYSTEMS, INC.

Form 10-Q

For the Quarterly Period Ended March 31, 2009

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CITRIX SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2009	December 31, 2008
	(In thousands, except par value)
Assets
Current assets:
Cash and cash equivalents	$269,823	$326,121
Short-term investments—available-for-sale	286,736	249,175
Accounts receivable, net of allowances of $7,212 and $8,702 at March 31, 2009 and December 31, 2008, respectively	198,173	231,296
Inventories, net	10,038	11,226
Prepaid expenses and other current assets	87,562	84,530
Current portion of deferred tax assets, net	38,723	37,792

Total current assets	891,055	940,140
Long-term investments—trading	39,436	37,919
Long-term investments—available-for-sale	307,979	237,666
Property and equipment, net	257,352	254,334
Goodwill	905,109	904,504
Other intangible assets, net	254,740	270,222
Long-term portion of deferred tax assets, net	16,604	12,936
Other assets	39,749	36,585

	$2,712,024	$2,694,306

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$40,640	$46,672
Accrued expenses and other current liabilities	185,958	195,550
Current portion of deferred revenues	491,909	488,695

Total current liabilities	718,507	730,917
Long-term portion of deferred revenues	43,293	44,780
Other liabilities	697	744
Commitments and contingencies
Stockholders’ equity:
Preferred stock at $.01 par value: 5,000 shares authorized, none issued and outstanding	—	—
Common stock at $.001 par value: 1,000,000 shares authorized; 257,526 and 255,755 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	258	256
Additional paid-in capital	2,363,065	2,305,187
Retained earnings	1,393,994	1,387,067
Accumulated other comprehensive loss	(23,999)	(15,852)

	3,733,318	3,676,658
Less— common stock in treasury, at cost (76,802 and 75,699 shares at March 31, 2009 and December 31, 2008, respectively)	(1,783,791)	(1,758,793)

Total stockholders’ equity	1,949,527	1,917,865

	$2,712,024	$2,694,306

See accompanying notes.

CITRIX SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2009	2008
	(In thousands, except per share information)
Revenues:
Product licenses	$111,900	$146,960
License updates	148,198	133,934
Online services	71,980	61,985
Technical services	36,980	34,155

Total net revenues	369,058	377,034

Cost of net revenues:
Cost of product licenses revenues	11,494	11,141
Cost of services revenues	21,623	18,697
Amortization of product related intangible assets	12,099	10,593

Total cost of net revenues	45,216	40,431

Gross margin	323,842	336,603

Operating expenses:
Research and development	71,037	71,530
Sales, marketing and services	163,589	166,445
General and administrative	58,489	62,637
Restructuring	20,730	—
Amortization of other intangible assets	4,994	5,700

Total operating expenses	318,839	306,312

Income from operations	5,003	30,291
Interest income	2,715	10,317
Interest expense	(124)	(55)
Other expense, net	(1,422)	(1,791)

Income before income taxes	6,172	38,762
Income tax (benefit) provision	(755)	4,384

Net income	$6,927	$34,378

Earnings per share:
Basic	$0.04	$0.19

Diluted	$0.04	$0.18

Weighted average shares outstanding:
Basic	180,347	185,486

Diluted	182,373	189,987

See accompanying notes.

CITRIX SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Operating Activities
Net income	$6,927	$34,378
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	17,093	16,293
Depreciation and amortization of property and equipment	17,001	11,399
Stock-based compensation expense	28,148	27,406
(Gain) loss on investments	(28)	2,220
Provision for doubtful accounts	437	206
Provision for product returns	641	29
Provision for inventory reserves	1,527	667
Tax effect of stock-based compensation	(1,886)	1,927
Excess tax benefit from exercise of stock options	(505)	(2,045)
Effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	1,639	2,081
Other non-cash items	4	819

Total adjustments to reconcile net income to net cash provided by operating activities	64,071	61,002
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	31,474	40,165
Inventories	(338)	(4,842)
Prepaid expenses and other current assets	(18,671)	(16,802)
Other assets	(1,446)	(513)
Deferred tax assets, net	(4,349)	48
Accounts payable	(6,368)	(11,067)
Accrued expenses and other current liabilities	8,771	(7,415)
Deferred revenues	1,727	16,063
Other liabilities	(52)	(4,290)

Total changes in operating assets and liabilities, net of the effects of acquisitions	10,748	11,347

Net cash provided by operating activities	81,746	106,727
Investing Activities
Purchases of available-for-sale investments	(188,977)	(198,528)
Proceeds from sales of available-for-sale investments	23,412	66,987
Proceeds from maturities of available-for-sale investments	52,629	113,353
Purchases of property and equipment	(22,897)	(30,405)
Cash paid for acquisitions, net of cash acquired	(1,200)	(2,139)
Cash paid for licensing agreements	(225)	(27,731)

Net cash used in investing activities	(137,258)	(78,463)
Financing Activities
Proceeds from issuance of common stock under stock-based compensation plans	24,100	11,813
Excess tax benefit from exercise of stock options	505	2,045
Stock repurchases, net	(24,998)	(75,176)
Payments on debt	—	(407)

Net cash used in financing activities	(393)	(61,725)
Effect of exchange rate changes on cash and cash equivalents	(393)	1,845

Change in cash and cash equivalents	(56,298)	(31,616)
Cash and cash equivalents at beginning of period	326,121	223,749

Cash and cash equivalents at end of period	$269,823	$192,133

See accompanying notes.

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Citrix Systems, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments, which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown, are of a normal recurring nature and have been reflected in the condensed consolidated financial statements. The results of operations for the periods presented are not necessarily indicative of the results expected for the full year or for any future period partially because of the seasonality of the Company’s business. Historically, the Company’s revenue for the fourth quarter of any year is typically higher than the revenue for the first quarter of the subsequent year. The information included in these condensed consolidated financial statements should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this report and the condensed consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

Investments

Short-term and long-term investments at March 31, 2009 and December 31, 2008 primarily consist of agency securities, corporate securities, municipal securities, government securities and commercial paper. Investments classified as available-for-sale are stated at fair value with unrealized gains and losses, net of taxes, reported in accumulated other comprehensive loss. Investments classified as trading securities are stated at fair value with unrealized gains and losses reported in earnings. The Company classifies its available-for-sale investments as current and non-current based on their actual remaining time to maturity. The Company does not recognize changes in the fair value of its available-for-sale investments in income unless a decline in value is considered other-than-temporary in accordance with the Financial Accounting Standards Board (the “FASB”) Staff Position 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.

The Company’s investment policy is designed to limit exposure to any one issuer depending on credit quality. The Company uses information provided by third parties to adjust the carrying value of certain of its investments to fair value at the end of each period. Fair values are based on valuation models that use market quotes and, for certain investments, assumptions as to the creditworthiness of the entities issuing those underlying instruments.

Unrealized Losses on Available-for-Sale Investments

The following table shows the gross unrealized losses and fair value of the Company’s available-for-sale investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position as of March 31, 2009 (in thousands):

	Less than 12 Months		12 Months or Greater		Total
Description of the Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$67,423	$16,643	$7,763	$811	$75,186	$17,454
Agency securities	79,895	399	5,005	87	84,900	486

Total	$147,318	$17,042	$12,768	$898	$160,086	$17,940

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company’s unrealized loss in corporate bonds is primarily comprised of an investment issued by AIG Matched Funding Corporation (the “AIG Capped Floater”) with a face value of $50.0 million, which matures in September 2011. American International Group, Inc. (“AIG”), as the issuer’s parent, provided a guarantee of the security at the time of purchase in September 2006. As of March 31, 2009, the unrealized loss of $16.3 million, which is included in accumulated other comprehensive loss, was primarily caused by AIG experiencing liquidity challenges which were reportedly precipitated by problems in the capital markets. AIG’s lack of liquidity triggered a downgrade in the credit ratings for its long-term issues to A- and A3 by two rating agencies on October 3, 2008. As a result of AIG’s liquidity challenges, in November 2008, the Federal Reserve Bank of New York (“FRBNY”) intervened with a five-year credit facility to help stabilize AIG and its effect on the overall market. In addition, on March 2, 2009, AIG announced further actions were taken in cooperation with the U.S. Department of Treasury and the FRBNY to provide it with additional financial stability. As of the date of this report, AIG has not been reported to have defaulted on capital repayments to holders of its recently matured debt and it continues to pay interest on the Company’s AIG Capped Floater. Because the Company has the ability and intent to hold this security until a recovery of fair value, which it believes will occur, however, may not occur until maturity, it does not consider the security to be other-than-temporarily impaired.

If AIG’s financial position continues to deteriorate, the Company may be required to further adjust the carrying value of the AIG Capped Floater and potentially recognize an impairment charge for an other-than-temporary decline in the fair value of the investment. Based on the Company’s available cash and other investments, it does not currently anticipate that the lack of liquidity caused by holding the AIG Capped Floater to recovery will have a material adverse effect on its financial position.

Trading Investments

As of March 31, 2009, the Company held municipal auction rate securities, the majority of which are triple-A rated, with an aggregate par value of approximately $45.5 million, whose underlying assets are generally student loans which are substantially backed by the federal government under the Federal Family Education Loan Program through investment accounts managed by UBS Financial Services, Inc. (“UBS”). The market for municipal auction rate securities in the Company’s portfolio began experiencing auction failures on February 13, 2008 and there have been no successful auctions for the securities held in its portfolio since the failures began. In November 2008, the Company formally accepted the terms of a settlement (the “Settlement”) from UBS. Upon accepting the terms of the Settlement, the Company received an enforceable, non-transferrable right (the “Put Option”) that would enable it to sell its auction rate securities back to UBS during the period between June 30, 2010 and July 2, 2012 at par value. Accordingly, the Company recorded the fair value of the Put Option in other assets in the accompanying condensed consolidated balance sheet and contemporaneously made the fair value election as permitted by Statement of Financial Accounting Standard (“SFAS”) No. 159, as amended, The Fair Value Option for Financial Assets and Financial Liabilities. Therefore, the Company records changes in the fair value of the Put Option in earnings. During the three months ended March 31, 2009, the Company recorded a gain of $1.5 million related to its investments in auction rate securities and a corresponding loss of $1.5 million related to the Put Option, both of which are included in other expense, net, in the accompanying condensed consolidated statements of income.

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

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	As of March 31, 2009	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Short-term investments– available -for-sale	$286,736	$286,736	$—	$—
Prepaid expenses and other current assets	9,289	—	9,289	—
Other assets	5,923	—	—	5,923
Long-term investments– trading	39,436	—	—	39,436
Long-term investments– available -for-sale	307,979	274,275	—	33,704
Accrued expenses and other current liabilities	19,511	—	19,511	—

The Company measures its cash flow hedges, which are classified as prepaid expenses and other current assets and accrued expenses and other current liabilities, at fair value based on indicative prices in active markets and generally measures its investments in available-for-sale securities at fair value based on quoted prices in active markets for identical securities.

Due to the illiquidity in the municipal auction rate securities market caused by failed auctions, the Company’s valuation technique for certain of its municipal auction rate securities was to measure such securities at fair value using a discounted cash flow model. In its discounted cash flow model, the Company used several assumptions to derive a fair value for its investments in municipal auction rate securities, including a discount rate based on the credit quality of the underlying investments and a factor to further discount the investments for the illiquidity currently present in the market for these securities. Accordingly, these trading investments are included in Level 3. Also included in Level 3 is the Put Option. In order to determine the fair value of the Put Option, the Company measured the differential between the aggregate par value of its auction rate securities and their fair value as of the reporting date and applied a discount rate that considers both the time period between the reporting date and the first date the Company is able to exercise its right to put the auction rate securities to UBS per the terms of the Settlement and the credit worthiness of UBS.

During 2008, the Company measured its AIG Capped Floater using indicative pricing for another AIG security with similar terms (the “Referenced Security”) which had regular trading activity, a Level 2 observation. The last trade observed during the three month period ending March 31, 2009 on the Referenced Security occurred on February 24, 2009. In order to capture the continued volatility in market conditions specific to AIG through March 31, 2009, the Company adjusted the last quoted price on the Referenced Security downward based on the direction of the trading activity observed on several other floating rate AIG debt securities with varying maturity dates. Since this adjustment required the Company to make assumptions that were not directly or indirectly observable regarding the AIG Capped Floater’s fair value as of March 31, 2009, it was transferred to Level 3 during the first quarter of 2009 and is included in the table below as a transfer to Level 3.

Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

	Put Option	Long-term Investments	Total
	(In thousands)
Balance at December 31, 2008	$7,378	$37,919	$45,297
Transfers to Level 3	—	33,704	33,704
Total realized (losses) gains included in earnings	(1,455)	1,517	62

Balance at March 31, 2009	$5,923	$73,140	$79,063

Realized (losses) gains included in earnings for the period are reported in other expense, net.

Inventory

Inventories are stated at the lower of cost or market on an average cost method and primarily consist of finished goods as of March 31, 2009 and December 31, 2008.

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

The Company recognizes revenue when all of the following criteria are met: persuasive evidence of the arrangement exists; delivery has occurred and the Company has no remaining obligations; the fee is fixed or determinable; and collectability is probable. Net revenues include the following categories: Product Licenses, License Updates, Online Services and Technical Services. Product Licenses revenues primarily represent fees related to the licensing of the Company’s software and appliance products. These revenues are reflected net of sales allowances, cooperative advertising agreements and provisions for stock balancing return rights. License Updates revenues consist of fees related to the Subscription Advantage program that are recognized ratably over the term of the contract, which is typically 12-24 months. Subscription Advantage is a renewable program that provides subscribers with immediate access to software upgrades, enhancements and maintenance releases when and if they become available during the term of the contract. Online Services revenues consist primarily of fees related to online service agreements which are recognized ratably over the contract term. In addition, Online Services revenues also include set-up fees which are recognized ratably over the expected customer life. Technical Services revenues are comprised of fees from technical support services which are recognized ratably over the contract term as well as revenues from product training and certification, and consulting services revenue related to implementation of the Company’s products, which is recognized as the services are provided.

The Company licenses most of its software products bundled with a one year contract for license updates that provide the end-user with unspecified enhancements and upgrades to the licensed product on a when and if available basis. Customers may also elect to purchase subscriptions for license updates, when not bundled with the initial product purchase. Technical support, product training or consulting services may be purchased separately by the customer. Online services are sold separately. The Company allocates revenue to license updates and any other undelivered elements of the arrangement based on VSOE of fair value of each element and such amounts are deferred until the applicable delivery criteria and other revenue recognition criteria described above have been met. The balance of the revenues, net of any discounts inherent in the arrangement, are recognized at the outset of the arrangement using the residual method as the product licenses are delivered.

In the normal course of business, the Company is not obligated to accept product returns from its distributors under any conditions, unless the product item is defective in manufacture, but it does provide most of its distributors with stock balancing and price protection rights. Stock balancing rights permit distributors to return products to the Company up to the forty-fifth day of the fiscal quarter, subject to ordering an equal dollar amount of its other products prior to the last day of the same fiscal quarter. Price protection rights require that the Company grants retroactive price adjustments for inventories of its products held by distributors or resellers if it lowers its prices for such products. Product items returned to the Company under the stock balancing program must be in new, unused and unopened condition. The Company establishes provisions for estimated returns for stock balancing and price protection rights, as well as other sales allowances, concurrently with the recognition of revenue. Allowances for estimated product returns amounted to approximately $1.4 million and $1.6 million at March 31, 2009 and December 31, 2008, respectively.

Accounting for Stock-Based Compensation Plans

The Company’s stock-based compensation program is a broad based, long-term retention program that is intended to attract and reward talented employees and align stockholder and employee interests. As of March 31, 2009, the Company had two stock-based compensation plans under which it was granting stock options and non-vested stock units. The Company is currently granting stock-based awards from its 2005 Equity Incentive Plan (as amended, the “2005 Plan”) and its 2005 Employee Stock Purchase Plan (the “2005 ESPP”). In connection with certain of the Company’s acquisitions, the Company has assumed several plans from the acquired companies. The Company’s Board of Directors has provided that no new awards will be granted under the Company’s acquired stock plans. The Company’s superseded and expired stock plans include the Amended and Restated 1995 Stock Plan, Second Amended and Restated 2000 Director and Officer Stock Option and Incentive Plan, Second Amended and Restated 1995 Non-Employee Director Stock Option Plan and Third Amended and Restated 1995 Employee Stock Purchase Plan. Awards previously granted under these plans and still outstanding typically expire ten years from the date of grant and will continue to be subject to all the terms and conditions of such plans, as applicable.

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Under the terms of the 2005 Plan, the Company is authorized to grant incentive stock options (“ISOs”), non-qualified stock options (“NSOs”), non-vested stock, non-vested stock units, stock appreciation rights (“SARs”), and performance units and to make stock-based awards to full and part-time employees of the Company and its subsidiaries or affiliates, where legally eligible to participate, as well as consultants and non-employee directors of the Company. Currently, the 2005 Plan provides for the issuance of a maximum of 26,500,000 shares of common stock. On April 14, 2009, subject to shareholder approval at the 2009 Annual Meeting of Stockholders, the Board of Directors approved a fourth amendment to the 2005 Plan (the “Plan Amendment”) to (i) increase the aggregate number of shares of Common Stock authorized for issuance under the 2005 Plan by an additional 5,600,000 shares and (ii) increase the aggregate number of shares of Common Stock issuable pursuant to unvested stock, unvested stock units, performance units or stock grants by an additional 1,000,000 shares of Common Stock. Under the 2005 Plan, ISOs must be granted at exercise prices no less than fair market value on the date of grant, except for ISOs granted to employees who own more than 10% of the Company’s combined voting power, for which the exercise prices must be no less than 110% of the fair market value at the date of grant. NSOs and SARs must be granted at no less than fair market value on the date of grant, or in the case of SARs in tandem with options, at the exercise price of the related option. Non-vested stock awards may be granted for such consideration in cash, other property or services, or a combination thereof, as determined by the Company’s Compensation Committee of its Board of Directors. All stock-based awards are exercisable upon vesting. The Company’s policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight line basis over the requisite service period for the entire award. As of March 31, 2009, there were 38,137,813 shares of common stock reserved for issuance pursuant to the Company’s stock-based compensation plans and the Company had authorization under its 2005 Plan to grant 7,409,829 additional stock-based awards.

Under the 2005 ESPP, all full-time and certain part-time employees of the Company are eligible to purchase common stock of the Company twice per year at the end of a six-month payment period (a “Payment Period”). During each Payment Period, eligible employees who so elect may authorize payroll deductions in an amount no less than 1% nor greater than 10% of his or her base pay for each payroll period in the Payment Period. At the end of each Payment Period, the accumulated deductions are used to purchase shares of common stock from the Company up to a maximum of 12,000 shares for any one employee during a Payment Period. Shares are purchased at a price equal to 85% of the fair market value of the Company’s common stock on the last business day of a Payment Period. Employees who, after exercising their rights to purchase shares of common stock in the 2005 ESPP, would own shares representing 5% or more of the voting power of the Company’s common stock, are ineligible to participate under the 2005 ESPP. The 2005 ESPP provides for the issuance of a maximum of 10,000,000 shares of common stock. As of March 31, 2009, 1,342,148 shares had been issued under the 2005 ESPP. The Company recorded stock-based compensation costs related to the 2005 ESPP of $0.5 million and $0.4 million for the three months ended March 31, 2009 and 2008, respectively.

Stock-Based Compensation

The detail of the total stock-based compensation recognized by income statement classification is as follows (in thousands):

	Three Months Ended March 31,
Income Statement Classifications	2009	2008
Cost of services revenues	$424	$488
Research and development	14,214	14,418
Sales, marketing and services	7,584	7,563
General and administrative	5,926	4,937

Total	$28,148	$27,406

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

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The weighted average fair value of stock options granted during the three months ended March 31, 2009 was $6.55. The total intrinsic value of options exercised during the three months ended March 31, 2009 was $6.7 million. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares. As of March 31, 2009, there was $118.7 million of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted-average period of 2.10 years.

The assumptions used to value option grants are as follows:

	Three Months Ended March 31,
	2009	2008
Expected volatility factor	0.44	0.39
Approximate risk free interest rate	1.31%	2.84%
Expected term (in years)	3.37	3.56
Expected dividend yield	0%	0%

Non-vested Stock

The Company assumed shares of non-vested stock in conjunction with its acquisition of XenSource, Inc. Upon assumption these shares were reset to vest over three years at a rate of 33.3% of the shares one year from date of grant and at a rate of 2.78% monthly thereafter based on service. As of March 31, 2009, the number of non-vested shares granted was 660,614 and there was $23.5 million of total unrecognized compensation cost related to non-vested stock. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.55 years.

Non-vested Stock Units

Annually, the Company awards all vice presidents and senior executives non-vested performance stock units from the 2005 Plan. The number of non-vested stock units underlying each award is determined one year after the date of the award based on achievement of a specific corporate operating income/margin goal. If the performance goal is less than 90% attained, then no non-vested stock units will be issued pursuant to the authorized award. For performance at and above 90%, the number of non-vested stock units issued is based on a graduated slope, with the maximum number of non-vested stock units issuable pursuant to the award capped at 125% of the base number of non-vested stock units set forth in the executive’s award agreement. The Company is required to estimate the attainment that will be achieved related to the defined performance goals and the number of non-vested stock units that will ultimately be awarded in order to recognize compensation expense over the vesting period. If the performance goal is met, the non-vested stock units vest 33.33% on each anniversary subsequent to the date of the award. Each non-vested stock unit, upon vesting, represents the right to receive one share of the Company’s common stock. If the performance goals are not met, no compensation cost will ultimately be recognized in that period and any previously recognized compensation cost will be reversed. During 2008, the performance goal was achieved within the range of the graduated slope and there was no material adjustment to compensation cost related to non-vested stock units granted to executives. Annually, the Company also awards all vice presidents and senior executives non-vested stock units from the 2005 Plan that vest based on service. These non-vested stock units vest 33.33% on each anniversary subsequent to the date of the award. Each non-vested stock unit, upon vesting, will represent the right to receive one share of the Company’s common stock. In addition, the Company awards non-vested stock units to all of its non-employee directors. These units vest monthly in equal installments based on service and, upon vesting, each stock unit represents the right to receive one share of the Company’s common stock. As of March 31, 2009, the number of non-vested stock units was 1,072,048 and there was $17.1 million of total unrecognized compensation cost related to non-vested stock units. The unrecognized cost is expected to be recognized over a weighted-average period of 1.93 years.

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

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share information):

	Three Months ended March 31,
	2009	2008
Numerator:
Net income	$6,927	$34,378

Denominator:
Denominator for basic earnings per share — weighted-average shares outstanding	180,347	185,486
Effect of dilutive employee stock awards	2,026	4,501

Denominator for diluted earnings per share — weighted-average shares outstanding	182,373	189,987

Basic earnings per share	$0.04	$0.19

Diluted earnings per share	$0.04	$0.18

Anti-dilutive weighted-average shares	26,056	23,901

4. ACQUISITIONS

2008 Acquisition

In October 2008, the Company acquired all of the issued and outstanding securities of Vapps, Inc. (“Vapps”), a privately held Delaware corporation headquartered in Hoboken, New Jersey. Vapps offers high quality audio conferencing solutions to small and medium sized businesses and enterprise and service provider markets that complement the Company’s online services products. The total consideration for this transaction was approximately $26.4 million in cash, including $1.0 million in transaction costs. In addition, if certain financial and operational milestones are achieved by the Vapps business, contingent consideration of up to approximately $4.4 million may be earned. The sources of funds for this transaction consisted of available cash and investments. In addition, the Company assumed approximately 0.1 million unvested stock options upon the closing of the transaction. Revenues from Vapps are included in the Company’s Online Services revenue. The Vapps’ results of operations have been included in the Company’s consolidated results of operations beginning after the date of its acquisition. In connection with the acquisition of Vapps, the Company allocated $19.6 million to goodwill, $8.2 million to product related technologies and $2.6 million to other intangible assets. The goodwill related to the acquisition of Vapps was assigned to the Company’s Online Services segment and is not deductible for tax purposes. See Note 6 for segment information.

Purchase Accounting for Acquisitions

The fair values used in determining the purchase price allocation for certain intangible assets for the Company’s acquisition was based on estimated discounted future cash flows, royalty rates and historical data, among other information. Purchased in-process research and development (“IPR&D”) of $1.1 million was expensed immediately upon the closing of the acquisition of Vapps in accordance with FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method, because it pertained to technology that was not currently technologically feasible, meaning it had not reached the working model stage, did not contain all of the major functions planned for the product, was not ready for initial customer testing and had no alternative future use. The fair value assigned to IPR&D was determined using the income approach, which includes estimating the revenue and expenses associated with a project’s sales cycle and by estimating the amount of after-tax cash flows attributable to the projects. The future cash flows were discounted to present value utilizing an appropriate risk-adjusted rate of return, which ranged from 21% to 25%. The rate of return determination included a factor that takes into account the uncertainty surrounding the successful development of the IPR&D.

5. LONG-TERM DEBT

Effective on August 9, 2005, the Company entered into a revolving credit facility (the “Credit Facility”) with a group of financial institutions (the “Lenders”). Effective September 27, 2006, the Company entered into an amendment and restatement of its Credit Facility (the “Amendment”). The Amendment decreased the overall range of interest rates the Company must pay on amounts outstanding on the Credit Facility and lowered the facility fee. In addition, the Amendment extended the term of the Credit Facility. The Credit Facility, as amended, allows the Company to increase the revolving credit commitment up to a maximum aggregate revolving credit commitment of $175.0 million. The Credit Facility, as amended, currently provides for a revolving line of credit that will expire on September 27, 2011 in the aggregate amount of $100.0 million, subject to continued covenant compliance. A portion of the revolving line of credit (i) in the aggregate amount of $25.0 million may be available for issuances of letters of credit and (ii) in the

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

aggregate amount of $15.0 million may be available for swing line loans. The Credit Facility, as amended, currently bears interest at LIBOR plus 0.32% and adjusts in the range of 0.32% to 0.80% above LIBOR based on the level of the Company’s total debt and its adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) as defined in the agreement. In addition, the Company is required to pay a quarterly facility fee ranging from 0.08% to 0.20% based on the aggregate amount available under the Credit Facility, as amended, and the level of the Company’s total debt and its adjusted EBITDA. Borrowings under the Credit Facility, as amended, are guaranteed by the Company and certain of the Company’s U.S. and foreign subsidiaries, which guarantees are secured by a pledge of shares of certain foreign subsidiaries. As of March 31, 2009, there were no amounts outstanding under the Credit Facility, as amended.

The Credit Facility, as amended, contains customary default provisions, and the Company must comply with various financial and non-financial covenants. The financial covenants consist of a minimum interest coverage ratio and a maximum consolidated leverage ratio. The primary non-financial covenants contain certain limits on the Company’s ability to pay dividends, conduct certain mergers or acquisitions, make certain investments and loans, incur future indebtedness or liens, alter the Company’s capital structure or sell stock or assets. As of March 31, 2009, the Company was in compliance with all covenants of the Credit Facility.

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

The Company does not engage in intercompany revenue transfers between segments. The Company’s chief operating decision maker (“CODM”) evaluates the Company’s performance based primarily on profitability in the geographic locations in which the Company operates and separately evaluates the performance of its Online Services division. Segment profit for each segment includes certain sales, marketing, general and administrative expenses directly attributable to the segment, including research and development costs in the Online Services division and excludes certain expenses that are managed outside the reportable segments. Costs excluded from segment profit primarily consist of certain research and development costs associated with the Company’s delivery center products, restructuring charges, stock-based compensation costs, amortization of product related technology, amortization of other intangible assets, interest, corporate expenses and income taxes. Corporate expenses are comprised primarily of corporate marketing costs, stock-based compensation costs, operations and certain general and administrative expenses, which are separately managed. Accounting policies of the Company’s segments are the same as its consolidated accounting policies.

Net revenues and segment profit, classified by the Company’s four reportable segments are as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Net revenues:
Americas (1)	$155,790	$156,823
EMEA (2)	112,718	126,922
Asia-Pacific	28,570	31,304
Online Services division	71,980	61,985

Consolidated	$369,058	$377,034

Segment profit:
Americas (1)	$78,214	$73,288
EMEA (2)	70,979	83,870
Asia-Pacific	4,655	5,875
Online Services division	20,251	18,183
Unallocated expenses (3):
Amortization of intangible assets	(17,093)	(16,293)
Research and development	(63,719)	(65,002)
Restructuring	(20,730)	—
Net interest and other income	1,169	8,471
Other corporate expenses	(67,554)	(69,630)

Consolidated income before income taxes	$6,172	$38,762

(1)	The Americas segment is comprised of the United States, Canada and Latin America.
(2)	Defined as Europe, the Middle East and Africa.
(3)	Represents expenses presented to management on a consolidated basis only and not allocated to the operating segments.

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

	Three Months Ended March 31,
	2009	2008
Net revenues:
Application Virtualization revenues	$239,794	$267,651
Online Services division revenues	71,980	61,985
Application Networking revenues	45,389	37,591
Other revenues	11,895	9,807

Total net revenues	$369,058	$377,034

7. RESTRUCTURING

During the three months ended March 31, 2009, the Company reduced its headcount by approximately 450 full-time positions and incurred a pre-tax charge of approximately $20.7 million related to employee severance and related costs of which $4.4 million was accrued as of March 31, 2009.

Restructuring charges related to the reduction of the Company’s headcount by segment consists of the following (in thousands):

Three Months Ended March 31, 2009
Americas	$11,408
EMEA	7,321
Asia-Pacific	1,540
Online Services division	461

Total restructuring charges	$20,730

Also, the Company is in the process of assessing the consolidation of facilities. The Company currently anticipates completing its assessment by the end of 2009. As of March 31, 2009, the Company had not vacated any space, accordingly no accruals related to the consolidation of facilities have been recorded.

8. DERIVATIVE FINANCIAL INSTRUMENTS

Cash Flow Hedges

As of March 31, 2009, the Company’s derivative assets and liabilities resulted from cash flow hedges related to its forecasted operating expenses transacted in local currencies. A substantial portion of the Company’s overseas expenses are and will continue to be transacted in local currencies. To protect against fluctuations in operating expenses and the volatility of future cash flows caused by changes in currency exchange rates, the Company has established a program that uses foreign exchange forward contracts to hedge its exposure to these potential changes. The terms of these instruments, and the hedged transactions to which they relate, generally do not exceed 12 months and the maximum term is 18 months.

Generally, when the dollar is weak, foreign currency denominated expenses will be higher, and these higher expenses will be partially offset by the gains realized from the Company’s hedging contracts. Conversely, if the dollar is strong, foreign currency denominated expenses will be lower. These lower expenses will in turn be partially offset by the losses incurred from the Company’s hedging contracts. The change in the derivative component in accumulated other comprehensive loss includes unrealized gains or losses that arose from changes in market value of the effective portion of derivatives that were held during the period, and gains or losses that were previously unrealized but have been recognized in the same line item as the forecasted transaction in current period net income due to termination or maturities of derivative contracts. This reclassification has no effect on total comprehensive income or stockholders’ equity.

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The total cumulative unrealized loss on cash flow derivative instruments was $8.6 million and $3.0 million at March 31, 2009 and December 31, 2008, respectively, and is included in accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets. The net unrealized gain as of March 31, 2009 is expected to be recognized in income over the next twelve months at the same time the hedged items are recognized in income.

As of March 31, 2009, the Company had the following net notional foreign currency forward contracts outstanding (in thousands):

Foreign Currency	Currency Denomination
Euro	EUR 42,876
British pounds sterling	GBP 22,124
Australian dollars	AUD 33,077
Swiss francs	CHF 20,101
Japanese yen	JPY 1,282,840
Indian rupees	INR 501,917
Hong Kong dollars	HKD 71,644
Singapore dollars	SGD 10,964
Canadian dollars	CAD 4,982
Danish krone	DKK 21,059

Derivatives not Designated as Hedges

The Company utilizes certain derivative instruments that either do not qualify or are not designated for hedge accounting treatment under SFAS No. 133. Accordingly, changes in the fair value of these contracts are recorded in other expense, net.

A substantial portion of the Company’s overseas assets and liabilities are and will continue to be denominated in local currencies. To protect against fluctuations in earnings caused by changes in currency exchange rates when remeasuring the Company’s balance sheet, it utilizes foreign exchange forward contracts to hedge its exposure to this potential volatility. There were no assets or liabilities related to derivatives not designated as hedges as of March 31, 2009 and December 31, 2008.

Fair Values of Derivative Instruments

	Asset Derivatives				Liability Derivatives
(In thousands)
	March 31, 2009		December 31, 2008		March 31, 2009		December 31, 2008
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid and other current assets	$9,289	Prepaid and other current assets	$23,308	Accrued expenses and other current liabilities	$19,511	Accrued expenses and other current liabilities	$27,630

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Effect of Derivative Instruments on Financial Performance

	For the Three Months ended March 31,
	(In thousands)
Derivatives in Cash Flow Hedging Relationships	Amount of (Loss) Gain Recognized in Other Comprehensive (Loss) Income (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss (Effective Portion)
	2009	2008		2009	2008
Foreign currency forward contracts	$(5,677)	$5,610	Operating expenses	$1,062	$(2,610)

There was no material ineffectiveness in the Company’s foreign currency hedging program in the periods presented.

	For the Three Months ended March 31,
	(In thousands)
Derivatives Not Designated as Hedging Instruments	Location of Gain Recognized in Income on Derivative	Amount of Gain Recognized in Income on Derivative
		2009	2008
Foreign currency forward contracts	Other expense, net	$234	$1,867

9. COMPREHENSIVE INCOME

The components of comprehensive (loss) income, net of tax, are as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Net income	$6,927	$34,378
Other comprehensive (loss) income:
Change in unrealized (loss) gain on available-for-sale securities	(2,470)	805
Net change due to derivative instruments	(5,677)	5,610

Comprehensive (loss) income	$(1,220)	$40,793

The components of accumulated other comprehensive loss, net of tax, are as follows (in thousands):
	March 31, 2009	December 31, 2008
Unrealized loss on available-for-sale securities	$(15,367)	$(12,897)
Unrealized loss on derivative instruments	(8,632)	(2,955)

Accumulated other comprehensive loss	$(23,999)	$(15,852)

10. INCOME TAXES

The Company’s net unrecognized tax benefits totaled approximately $28.8 million and $28.3 million as of March 31, 2009 and December 31, 2008, respectively. There were no amounts included in the balance at March 31, 2009 of tax positions which would not affect the annual effective tax rate and approximately $0.2 million of accrued interest on tax positions, which is included in income tax expense.

The Company and one or more of its subsidiaries is subject to federal income taxes in the U.S., as well as income taxes of multiple state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non- U.S. income tax examinations by tax authorities for years prior to 2004. The Internal Revenue Service commenced an examination of the Company’s U.S. federal income tax returns for 2004 and 2005 in the third quarter of 2006.

The Company is required to estimate its income taxes in each of the jurisdictions in which it operates as part of the process of preparing its condensed consolidated financial statements. At March 31, 2009, the Company has approximately $55.3 million in deferred tax assets. SFAS No. 109, Accounting for Income Taxes, requires a valuation allowance to reduce the deferred tax assets

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company reviews deferred tax assets periodically for recoverability and makes estimates and judgments regarding the expected geographic sources of taxable income and gains from investments, as well as tax planning strategies in assessing the need for a valuation allowance.

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

The Company maintains certain operational and administrative processes in overseas subsidiaries and its foreign earnings are taxed at lower foreign tax rates. The Company does not expect to remit earnings from its foreign subsidiaries. The Company’s effective tax rate was approximately (12.2)% for the three months ended March 31, 2009 and 11.3% for the three months ended March 31, 2008. The decrease in the effective tax rate when comparing the three months ended March 31, 2009 to the three months ended March 31, 2008 is due primarily to a discrete adjustment of deferred tax assets made during the first quarter of 2009 and the reduction in income before taxes during the three months ended March 31, 2009.

11. STOCK REPURCHASE PROGRAMS

The Company’s Board of Directors authorized an ongoing stock repurchase program with a total repurchase authority granted to the Company of $2.1 billion, of which $300.0 million was approved in April 2009. The Company may use the approved dollar authority to repurchase stock at any time until the approved amounts are exhausted. The objective of the Company’s stock repurchase program is to improve stockholders’ returns. At March 31, 2009, approximately $52.0 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. A portion of the funds used to repurchase stock over the course of the program was provided by proceeds from employee stock option exercises and the related tax benefit.

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

During the three months ended March 31, 2009, the Company expended approximately $25.0 million on open market purchases, repurchasing 1,103,300 shares of outstanding common stock at an average price of $22.66. In addition, as of March 31, 2009, the Company did not have any prepaid notional amounts remaining under its structured stock repurchase programs and it did not make any up-front payments to financial institutions related to structured stock repurchase agreements.

During the three months ended March 31, 2008, the Company took delivery of 2,430,500 shares at an average price of $36.15 per share from its structured repurchase agreements and it expended approximately $61.3 million on open market purchases, repurchasing 1,804,400 shares of outstanding common stock at an average price of $33.98. In addition, during the three months ended March 31, 2008 the Company made up-front payments of $13.9 million to certain financial institutions related to structured stock repurchase agreements.

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

The Company has an operating lease obligation related to a property that is not fully utilized which continues to 2018 with a total remaining obligation at March 31, 2009 of approximately $4.8 million, of which $0.9 million was accrued as of March 31, 2009, and is reflected in accrued expenses and other current liabilities and other liabilities in the accompanying condensed consolidated balance sheets. In calculating this accrual, the Company made estimates, based on market information, including the estimated vacancy periods and sublease rates and opportunities. The Company periodically re-evaluates its estimates related to this vacant facility.

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Legal Matters

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

13. RECENT ACCOUNTING PRONOUNCEMENTS

In April 2009 the FASB issued three related Staff Positions: (i) FSP FAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly, (“FSP No. 157-4”); (ii) FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments,(“FSP No. 115-2”); and (iii) FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, (“FSP No. 107-1”); all of which will be effective for the Company beginning April 1, 2009. FSP No. 157-4 amends SFAS No. 157 to provide additional guidance on estimating fair value when the volume and level of activity for an asset or liability has significantly decreased in relation to normal market activity for the asset or liability and also provides additional guidance on circumstances that may indicate that a transaction is not orderly. If the Company were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and it may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate when determining fair value. FSP No. 115-2 provides new guidance on the recognition and presentation of other-than-temporary impairments for debt securities and revises the existing impairment model for such securities, by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP No. 107-1 enhances the disclosure of instruments under the scope of SFAS No. 157 for both interim and annual periods. The Company is currently evaluating the impact these Staff Positions will have on its consolidated financial statements and disclosures, if any.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our operating results and financial condition have varied in the past and could in the future vary significantly depending on a number of factors. From time to time, information provided by us or statements made by our employees contain “forward-looking” information that involves risks and uncertainties. In particular, statements contained in this Quarterly Report on Form 10-Q, and in the documents incorporated by reference into this Quarterly Report on Form 10-Q, that are not historical facts, including, but not limited to statements concerning new products, development and offerings of products and services, market positioning, Product Licenses, License Updates, Online Services, Technical Services, Application Networking, Citrix Delivery Center, Application Virtualization, Desktop Virtualization, Server Virtualization, Subscription Advantage, XenApp, NetScaler, XenServer and XenDesktop, Citrix Repeater and Access Gateway, legal proceedings, corporate bonds, competition and strategy, deferred revenues, stock-based compensation, licensing and subscription renewal programs, intellectual property, international operations, government regulation, seasonal factors, sales and sales cycle, revenue recognition, profitability, growth of revenues, composition of revenues, cost of revenues, operating expenses, sales, marketing and services expenses, research and development, valuations of investments and derivative instruments, reinvestment or repatriation of foreign earnings, gross margins, amortization expense, interest income, foreign currency expense, impairment charges, investment transactions (including the AIG Capped Floater, our Settlement with UBS and investments in auction rate and available-for-sale securities), changes in domestic and foreign economic conditions and credit markets, the Strategic Restructuring Program and related restructuring charges, customer delays or reductions in technology purchases, anticipated operating and capital expenditure requirements, our cash inflows, cash and non-cash charges, contractual obligations, our Credit Facility, in-process research and development, tax rates, estimates and deductions, FASB Staff Positions and Interpretations, accounting standards, including SFAS No. 157, SFAS No . 159, and SFAS No. 190, acquisitions, stock repurchases, liquidity, payment of dividends and third party licenses, constitute forward-looking statements and are made under the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are neither promises nor guarantees. Our actual results of operations and financial condition have varied and could in the future vary significantly from those stated in any forward-looking statements. The factors described in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2008, as updated in Part II, Item 1A in this Quarterly Report on Form 10-Q, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q, in the documents incorporated by reference into this Quarterly Report on Form 10-Q or presented elsewhere by our management from time to time. Such factors, among others, could have a material adverse effect upon our business, results of operations and financial condition.

Executive Summary

Overview

Management’s discussion and analysis of financial condition and results of operations is intended to help the reader understand our financial condition and results of operations. This section is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for the three months ended March 31, 2009. The results of operations for the periods presented in this report are not necessarily indicative of the results expected for the full year or for any future period, due in part to the seasonality of our business. Historically, our revenue for the fourth quarter of any year is typically higher than our revenue for the first quarter of the subsequent year.

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

Our solutions can fundamentally change an information technology organization’s approach and strategic value, transforming information technology, or IT, into an on-demand service by centralizing the delivery of applications and desktops. Further, this approach to IT transforms datacenters, making them far more flexible to adapt to the changing needs of an enterprise.

We believe our approach is unique in the market because we have combined innovative technologies in the areas of application virtualization, desktop virtualization, server virtualization and application networking, to deliver the most comprehensive end-to-end application delivery solution—marketed as Citrix Delivery Center—one that, when considered as a whole, is competitively differentiated by its interoperability and feature set.

The ongoing crisis in the credit markets, difficulties in the financial services sector and the overall weakness in the global economy, is impacting IT spending. We are seeing IT projects delayed and in many cases re-evaluated altogether. This environment has caused our current and potential customers to further delay or reduce technology purchases, which has reduced sales of our products and may result in longer sales cycles, slower adoption of new technologies and increased price competition.

At the same time, however, this environment puts a much sharper focus on IT that can reduce cost and delivers quick, tangible return on investment, or ROI. With our customers focused on economic value in technology solutions, we intend to continue highlighting our solutions’ abilities to reduce IT costs, increase business flexibility, and deliver ROI.

XenApp and XenDesktop, for example, can reduce the cost of traditional desktop management by virtualizing the desktop and applications in a customer’s datacenter, where they are more easily and efficiently maintained and altered. XenServer and NetScaler can alter the traditional economies of the datacenter by providing much greater levels of flexibility of computing resources, especially servers, by improving application performance and thereby reducing the amount of processing power involved, and allowing easy reconfiguration of servers to use for multiple purposes.

Further, we will endeavor to sustain the long-term growth of our businesses and enhance our current solution set through technological innovation, engineering excellence, selective and strategic acquisition of technology, talent and/or companies, and through a commitment to delivering high-quality products and services to customers and partners. We expect to continue to make strategic investments in research and development of existing and new products and we will also invest in research and development of advanced technologies for future application, including server and desktop delivery infrastructure products. We believe that delivering innovative and high-value solutions through our Citrix Delivery Center is the key to meeting customer and partner needs and achieving our future growth.

Further, from an operations standpoint, in order to operate more efficiently and to drive long-term changes in our cost model, on January 28, 2009, we announced the implementation of a strategic restructuring program, or the Strategic Restructuring Program. The Strategic Restructuring Program included reducing our headcount by approximately 450 full-time positions. In addition, we have implemented cost savings measures including the postponement of merit increases that would have normally occurred in the second quarter of 2009 until the fourth quarter of 2009, and the 2009 merit increases for all vice presidents and company officers have been eliminated. In the first quarter of 2009, we incurred a pre-tax charge of $20.7 million related to employee severance and related costs. In addition to the Strategic Restructuring Program, we are continuing to take steps to reduce operating costs that include but are not limited to reprioritizing internal projects, reducing contract workers and limiting travel spending. In addition, we are in the process of assessing the consolidation of facilities.

Summary of Results

For the three months ended March 31, 2009 compared to the three months ended March 31, 2008, a summary of our results included:

•	Product License revenue decreased 23.9% to $111.9 million;

•	License Updates revenue increased 10.7% to $148.2 million;

•	Online Services revenue increased 16.1% to $72.0 million;

•	Technical Services revenue, which is comprised of consulting, education and technical support, increased 8.3% to $37.0 million;

•	Operating income decreased 83.5% to $5.0 million; and

•	Diluted earnings per share decreased 77.8% to $0.04.

The decrease in our Product License revenue was primarily driven by decreased sales of our Application Virtualization products. As expected, we saw many customers delay or reduce planned IT projects during the first quarter in response to current macro economic conditions. We currently expect Product License sales to decrease when comparing the second quarter of 2009 to the second quarter of 2008 primarily due to anticipated continued weakness in the global economy and its anticipated impact on our customers IT spending, as described above. The increase in License Updates revenue was driven by increased renewals of our Subscription Advantage product over a larger subscriber base. Our Online Services revenue increased due to continued sales strength of our real-time collaboration services. We currently expect our Online Services revenue to increase slightly when comparing the second quarter of 2009 to the first quarter of 2009; however, we anticipate the overall rate of growth for this group to be slower than experienced in 2008. The decrease in operating income is primarily due to costs related to the Strategic Restructuring Program.

In addition, the financial crisis in the credit markets has caused some of our investments to experience other-than-temporary declines in fair value, which have resulted in impairment charges and unrealized losses in our investment portfolio. We do not currently anticipate that the lack of liquidity caused by holding these investments will have a material adverse effect on our operating cashflows or financial position. We continue to monitor our overall investment portfolio and if the credit ratings of the issuers of our investments deteriorate or if the issuers experience financial difficulty, including bankruptcy, we may be required to make additional adjustments to the carrying value of the securities in our investment portfolio and recognize additional impairment charges for declines in fair value which are determined to be other-than-temporary. See “– Liquidity and Capital Resources” below.

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

Revenues from Vapps are included in our Online Services revenue. The Vapps results of operations have been included in our consolidated results of operations beginning after the date of its acquisition.

In-process Research and Development for Acquisitions

The fair values used in determining the purchase price allocation for certain intangible assets for our acquisitions were based on estimated discounted future cash flows, royalty rates and historical data, among other information. Purchased in-process research and development, or IPR&D, was expensed immediately upon the closing of our 2008 acquisition of Vapps in the amount of $1.1 million. Such IPR&D was expensed in accordance with FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method, because it pertained to technology that was not currently technologically feasible, meaning it had not reached the working model stage, did not contain all of the major functions planned for the product, was not ready for initial customer testing and had no alternative future use. The fair value assigned to in-process research and development was determined using the income approach, which includes estimating the revenue and expenses associated with a project’s sales cycle and by estimating the amount of after-tax cash flows attributable to the projects. The future cash flows were discounted to present value utilizing an appropriate risk-adjusted rate of return, which ranged from 21%–25%. The rate of return determination included a factor that takes into account the uncertainty surrounding the successful development of the IPR&D.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. We base these estimates on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances, and these estimates form the basis for our judgments concerning the carrying values of assets and liabilities that are not readily apparent from other sources. We periodically evaluate these estimates and judgments based on available information and experience. Actual results could differ from our estimates under different assumptions and conditions. If actual results significantly differ from our estimates, our financial condition and results of operations could be materially impacted. For more information regarding our critical accounting policies and estimates please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” contained in our Annual Report on Form 10-K for the year ended December 31, 2008 and Note 2 to our condensed consolidated financial statements. There have been no material changes to the critical accounting policies previously disclosed in that report.

Results of Operations

The following table sets forth our condensed consolidated statements of income data and presentation of that data as a percentage of change from period-to-period (in thousands).

	Three Months Ended March 31,		Three Months Ended March 31, 2009 vs. March 31, 2008
	2009	2008
Revenues:
Product Licenses	$111,900	$146,960	(23.9)%
License Updates	148,198	133,934	10.7
Online Services	71,980	61,985	16.1
Technical Services	36,980	34,155	8.3

Total net revenues	369,058	377,034	(2.1)

	Three Months Ended March 31,		Three Months Ended March 31, 2009 vs. March 31, 2008
	2009	2008
Cost of net revenues:
Cost of product license revenues	11,494	11,141	3.2
Cost of services revenues	21,623	18,697	15.6
Amortization of product related intangible assets	12,099	10,593	14.2

Total cost of net revenues	45,216	40,431	11.8

Gross margin	323,842	336,603	(3.8)

Operating expenses:
Research and development	71,037	71,530	(0.7)
Sales, marketing and services	163,589	166,445	(1.7)
General and administrative	58,489	62,637	(6.6)
Restructuring	20,730	—	*
Amortization of other intangible assets	4,994	5,700	(12.4)

Total operating expenses	318,839	306,312	4.1

Income from operations	5,003	30,291	(83.5)
Interest income	2,715	10,317	(73.7)
Interest expense	(124)	(55)	*
Other expense, net	(1,422)	(1,791)	(20.6)

Income before income taxes	6,172	38,762	(84.1)
Income taxes	(755)	4,384	(117.3)

Net income	$6,927	$34,378	(79.9)%

*	not meaningful

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

	Three Months Ended March 31,		2009 Compared to 2008
	2009	2008
		(In thousands)
Product Licenses	$111,900	$146,960	$(35,060)
License Updates	148,198	133,934	14,264
Online Services	71,980	61,985	9,995
Technical Services	36,980	34,155	2,825

Total net revenues	369,058	$377,034	$(7,976)

Product Licenses

Product License revenue decreased for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 primarily due to decreased sales of our Application Virtualization products driven by the weakness in the global economy as discussed in the Executive Summary, above. We currently expect Product License revenue to decrease when comparing the second quarter of 2009 to the second quarter of 2008 due to continued weakness in the global economy and its anticipated impact on our customers IT spending.

License Updates

License Updates revenue increased for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 primarily due to renewals related to our Subscription Advantage program. We currently anticipate that License Updates revenue will increase when comparing the second quarter of 2009 to the second quarter of 2008 primarily due to expected renewals over our installed customer base; however, these increases will be at a slower rate than experienced in 2008.

Online Services

Online Services revenue increased for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 primarily due to increased sales of our real time application collaboration services. We currently expect Online Services revenues to continue to increase when comparing the second quarter of 2009 to the second quarter of 2008 but at a slower rate than experienced in 2008.

Technical Services

Technical Services revenue increased for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 primarily due to increased sales of support services related to our Application Networking products partially offset by decreases in sales of services related to the implementation of our Application Virtualization products. We currently expect Technical Services sales to decrease when comparing the second quarter of 2009 to the second quarter of 2008 consistent with the decrease in Product License revenue described above.

Deferred Revenue

Deferred revenues are primarily comprised of License Updates revenue from our Subscription Advantage product, Online Services revenues from annual service agreements for our online services products and Technical Services revenues related to our support services and consulting contracts. Deferred revenues increased approximately $1.7 million as of March 31, 2009 compared to December 31, 2008 primarily due to increased renewals of our Subscription Advantage product and increased sales of our online service agreements partially offset by a decrease in sales of new Subscription Advantage product. We currently expect deferred revenues to increase in 2009 although at a slower rate when compared to 2008.

International Revenues

International revenues (sales outside the United States) accounted for approximately 43.7% of our net revenues for the three months ended March 31, 2009 and 46.4% of our net revenues for the three months ended March 31, 2008. See Note 6 to our condensed consolidated financial statements for detailed information on segment revenues.

Segment Revenues

An analysis of our reportable segment net revenue is presented below:

	Three Months Ended March 31,		Increase (decrease) for the Three Months Ended March 31, 2009 vs. March 31, 2008
	2009	2008
	(In thousands)
Americas (1)	$155,790	$156,823	(0.7)%
EMEA (2)	112,718	126,922	(11.2)
Asia-Pacific	28,570	31,304	(8.7)
Online Services division	71,980	61,985	16.1

Net revenues	$369,058	$377,034	(2.1)

(1)	Our Americas segment is comprised of the United States, Canada and Latin America.
(2)	Defined as Europe, Middle East and Africa.

With respect to our segment revenues, the decrease in net revenues for the comparative periods presented was due primarily to the factors previously discussed across our reportable segments. See Note 6 of our condensed consolidated financial statements for additional information on our segment revenues.

Cost of Net Revenues

	Three Months Ended March 31,		Three Months Ended March 31, 2009 vs. March 31, 2008
	2009	2008
	(In thousands)
Cost of license revenues	$11,494	$11,141	$353
Cost of services revenues	21,623	18,697	2,926
Amortization of product related intangible assets	12,099	10,593	1,506

Total cost of net revenues	$45,216	$40,431	$4,785

Cost of product license revenues consists primarily of hardware, product media and duplication, manuals, packaging materials, shipping expense, server capacity costs and royalties. Cost of services revenues consists primarily of compensation and other personnel-related costs of providing technical support and consulting, as well as the costs related to our Online Services products. Also included in cost of net revenues is amortization of product related intangible assets.

Cost of product licenses revenues increased for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 primarily due to costs associated with inventory obsolescence reserves related to older platforms of our Application Networking products which contain hardware components partially offset by a decrease in costs associated with our Application Virtualization products as a result of lower sales. Cost of services revenues increased for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 primarily due to increases in sales of our Online Services products and to a lesser extent investments in platforms related to our Online Services products. Amortization of product related intangible assets increased for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 primarily due to amortization of product related intangible assets acquired in our acquisition of Vapps and product licensing arrangements. For more information regarding our acquisition, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” and Note 4 to our condensed consolidated financial statements. We currently anticipate that cost of product license revenues will decrease when comparing the second quarter of 2009 to the second quarter of 2008 as a result of the anticipated decrease in Product License sales.

Gross Margin

Gross margin as a percent of revenue was 87.7% for the three months ended March 31, 2009 and 89.3% for the three months ended March 31, 2008. The decrease in gross margin as a percentage of net revenue for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 was primarily due to the increases in cost of revenues as discussed above. We currently expect that our gross margin will remain relatively flat for the remainder of 2009 due to the factors discussed above under “—Cost of Net Revenues.”

Operating Expenses

Foreign Currency Impact on Operating Expenses

A substantial majority of our overseas operating expenses and capital purchasing activities are transacted in local currencies and are therefore subject to fluctuations in foreign currency exchange rates. In order to minimize the impact on our operating results, we generally initiate our hedging of currency exchange risks up to one year in advance of anticipated foreign currency expenses. When the dollar is weak, the resulting increase to foreign currency denominated expenses will be partially offset by the gain in our hedging contracts. When the dollar is strong, the resulting decrease to foreign currency denominated expenses will be partially offset by the aggregate loss in our hedging contracts. There is a risk that there will be fluctuations in foreign currency exchange rates beyond the one year timeframe for which we hedge our risk. Due to the generally stronger dollar during the three months ended March 31, 2009 compared to the three months ended March 31, 2008, our operating expenses benefited when converted to U.S. dollars, but this benefit was partially offset by losses in our hedging programs.

Other Items Impacting Operating Expenses

The Strategic Restructuring Program included reducing our headcount by approximately 450 full-time positions. Due to the Strategic Restructuring Program, we expect that in the second quarter of 2009, we will experience decreases in operating expenses across all functional areas including research and development, sales, marketing and services and general and administrative expenses. In addition, the reduction in our headcount is expected to result in pre-tax savings in compensation and other employee related costs of approximately $48.0 million. We also expect to continue to make strategic investments in the business during the remainder of 2009. For more information regarding the Strategic Restructuring Program see Executive Summary, above.

In addition, during the first quarter of 2009, we revised our methodology for allocating depreciation and certain facilities related costs to more closely align these allocated costs to the employees directly utilizing the assets and facilities.

Research and Development Expenses

	Three Months Ended March 31,		Three Months Ended March 31, 2009 vs. March 31, 2008
	2009	2008
	(In thousands)
Research and development	$71,037	$71,530	$(493)

Research and development expenses consisted primarily of personnel-related costs. We expensed substantially all development costs included in the research and development of our products and new functionality added to our existing products as incurred, except for certain core technologies which were technologically feasible. Research and development expenses decreased for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 primarily due to a decrease in compensation and other employee related costs due to the implementation of the Strategic Restructuring Program; partially offset by an increase in depreciation and facility related costs due primarily to the revised allocation methodology described above.

Sales, Marketing and Services Expenses

	Three Months Ended March 31,		Three Months Ended March 31, 2009 vs. March 31, 2008
	2009	2008
	(In thousands)
Sales, marketing and services	$163,589	$166,445	$(2,856)

Sales, marketing and services expenses consisted primarily of personnel-related costs, including sales commissions, and the costs of marketing programs aimed at increasing revenue, such as advertising, trade shows, public relations and other market development programs. Sales, marketing and services expenses decreased for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 primarily due to a decrease in compensation and other employee related costs resulting from the implementation of the Strategic Restructuring Program as well as a decrease in marketing programs. These decreases were partially offset by an increase in depreciation and other facility related costs due primarily to the revised allocation methodology described above.

General and Administrative Expenses

	Three Months Ended March 31,		Three Months Ended March 31, 2009 vs. March 31, 2008
	2009	2008
	(In thousands)
General and administrative	$58,489	$62,637	$(4,148)

General and administrative expenses consisted primarily of personnel-related costs, costs related to outside consultants assisting with regulatory compliance and information systems, as well as auditing and legal fees. General and administrative expenses decreased for the three months ended March 31, 2009 compared to the three months ended March 31, 2008, primarily due to the revised methodology of allocating depreciation and other facility related costs as described above.

Restructuring Expenses
	Three Months Ended March 31,		Three Months Ended March 31, 2009 vs. March 31, 2008
	2009	2008
	(In thousands)
Restructuring	$20,730	$—	$20,730

On January 28, 2009, we announced the implementation of the Strategic Restructuring Program, which primarily included the reduction of our headcount by approximately 450 full-time positions. In the first quarter of 2009, we incurred a pre-tax charge of $20.7 million primarily related to severance and other costs directly related to the reduction of our workforce

We are also in the process of assessing the consolidation of facilities. We currently anticipate completing this assessment by the end of 2009. As of March 31, 2009, we have not vacated any space, accordingly no expenses related to the consolidation of facilities has been incurred.

Amortization of Other Intangible Assets
	Three Months Ended March 31,		Three Months Ended March 31, 2009 vs. March 31, 2008
	2009	2008
	(In thousands)
Amortization of other intangible assets	$4,994	$5,700	$(706)

The decrease in amortization of other intangible assets when comparing the three months ended March 31, 2009 to the three months ended March 31, 2008 was not significant. As of March 31, 2009, we had unamortized other identified intangible assets with estimable useful lives in the net amount of $80.1 million.

Interest Income
	Three Months Ended March 31,		Three Months Ended March 31, 2009 vs. March 31, 2008
	2009	2008
	(In thousands)
Interest income	$2,715	$10,317	$(7,602)

Interest income decreased for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 primarily due to decreased interest rates earned on overall average cash, cash equivalent and investment balances. We currently expect interest income to continue to be lower for the remainder of 2009 when compared to 2008 due to the effect of lower market interest rates. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Other Expense, Net

	Three Months Ended March 31,		Three Months Ended March 31, 2009 vs. March 31, 2008
	2009	2008
	(In thousands)
Other expense, net	$(1,422)	$(1,791)	$369

Other expense, net, is primarily comprised of realized gains (losses) related to changes in the fair value of our investments that have a decline in fair value that is considered other-than-temporary and on the sale of available-for-sale investments and remeasurement of foreign currency transaction gains (losses). The decrease in other expense, net, during the three months ended March 31, 2009 compared to the three months ended March 31, 2008 was due primarily to an impairment of our investments in auction rate securities being recorded in the first quarter of 2008 that we determined to have an other-than-temporary decline in value partially offset by a decrease in gains related to our foreign currency transactions. For more information on our investments in auction rate securities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Income Taxes

As of March 31, 2009, our net unrecognized tax benefits totaled approximately $28.8 million. There were no amounts included in the balance at March 31, 2009 for tax positions which would not affect the annual effective tax rate and approximately $0.2 million of accrued interest on tax positions, which is included in income tax expense.

We and certain of our subsidiaries are subject to United States, or U.S. federal income taxes in the U.S., as well as income taxes of multiple state and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2004. The Internal Revenue Service commenced an examination of our U.S. federal income tax returns for 2004 and 2005 in the third quarter of 2006.

We are required to estimate our income taxes in each of the jurisdictions in which we operate as part of the process of preparing our condensed consolidated financial statements. At March 31, 2009, we have approximately $55.3 million in deferred tax assets. SFAS No. 109, Accounting for Income Taxes, requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We review deferred tax assets periodically for recoverability and make estimates and judgments regarding the expected geographic sources of taxable income and gains from investments, as well as tax planning strategies in assessing the need for a valuation allowance.

In the ordinary course of global business, there are transactions for which the ultimate tax outcome is uncertain and judgment is required in determining the worldwide provision for income taxes. We provide for income taxes on transactions based on our estimate of the probable liability. We adjust our provision as appropriate for changes that impact our underlying judgments. Changes that impact provision estimates include such items as jurisdictional interpretations on tax filing positions based on the results of tax audits and general tax authority rulings. Due to the evolving nature of tax rules combined with the large number of jurisdictions in which we operate, it is possible that our estimates of our tax liability and the realizability of our deferred tax assets could change in the future, which may result in additional tax liabilities and adversely affect our results of operations, financial condition and cash flows.

We maintain certain operational and administrative processes in overseas subsidiaries and its foreign earnings are taxed at lower foreign tax rates. We do not expect to remit earnings from our foreign subsidiaries. Our effective tax rate was approximately (12.2)% for the three months ended March 31, 2009 and 11.3% for the three months ended March 31, 2008. The decrease in the effective tax rate when comparing the three months ended March 31, 2009 to the three months ended March 31, 2008 is due primarily to a discrete adjustment of deferred tax assets made during the first quarter of 2009 and the reduction in income before taxes during the three months ended March 31, 2009.

Liquidity and Capital Resources

During the three months ended March 31, 2009, we generated positive operating cash flows of $81.7 million. These cash flows related primarily to net income of $6.9 million, adjusted for, among other things, non-cash charges, including depreciation and amortization expenses of $34.1 million and stock-based compensation expense of $28.1 million. Also contributing to these cash inflows was an aggregate increase in cash flow from our operating assets and liabilities of $10.7 million, net of the effects of our acquisitions. Our investing activities used $137.3 million of cash consisting primarily of net purchases of investments of $112.9 million and cash paid for the purchase of property and equipment of $22.9 million. Our financing activities used cash of $0.4 million primarily related to $25.0 million of purchases made under our stock repurchase program partially offset by $24.1 million in proceeds received from the issuance of common stock under our employee stock-based compensation plans.

During the three months ended March 31, 2008, we generated positive operating cash flows of $106.7 million. These cash flows related primarily to net income of $34.4 million, adjusted for, among other things, non-cash charges, including depreciation and amortization expenses of $27.7 million, stock-based compensation expense of $27.4 million and a recognized loss on our investments of $2.2 million. Also contributing to these cash inflows was an aggregate increase in cash flow from our operating assets and liabilities of $11.3 million, net of effects of our acquisitions. Our investing activities used $78.5 million of cash consisting primarily of cash paid for the purchase of property and equipment of $30.4 million and the expenditure of $27.7 million for licensing agreements and the purchase of core technology. Also contributing to these cash outflows were net purchases of investments of $18.2 million. Our financing activities used cash of $61.7 million primarily related to our stock repurchase program of $75.2 million partially offset by proceeds received from the issuance of common stock under our employee stock-based compensation plans of $11.8 million.

Historically, significant portions of our cash inflows were generated by our operations. We currently expect this trend to continue throughout 2009. We believe that our existing cash and investments together with cash flows expected from operations will be sufficient to meet expected operating and capital expenditure requirements for the next 12 months.

Cash, Cash Equivalents and Investments

	March 31, 2009	December 31, 2008	2009 Compared to 2008
	(In thousands)
Cash, cash equivalents and investments	$903,974	$850,881	$53,093

The increase in cash, cash equivalents and investments when comparing March 31, 2009 to December 31, 2008, is primarily due to cash provided by our operating activities and cash received from the issuance of common stock under our employee stock-based compensation plans partially offset by expenditures made on our stock repurchases and purchases of property and equipment. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.” We generally invest our cash and cash equivalents in investment grade, highly liquid securities to allow for flexibility in the event of immediate cash needs. Our short-term and long-term investments primarily consist of interest-bearing securities.

Available-for-sale investments

During 2009, we recorded an unrealized loss of approximately $16.3 million , which is included in accumulated other comprehensive loss, related to our $50.0 million face value investment issued by AIG Matched Funding Corporation, or the AIG Capped Floater, which matures in September 2011. American International Group, Inc., or AIG, as the issuer’s parent, provided a guarantee of the security at the time of purchase, in September 2006. The unrealized loss was primarily caused by AIG experiencing liquidity challenges which were reportedly precipitated by problems in the capital markets. AIG’s lack of liquidity triggered a downgrade in the credit ratings for its long-term issues to A- and A3 by two rating agencies on October 3, 2008. As a result of AIG’s liquidity challenges, in November 2008 the Federal Reserve Bank of New York, or the FRBNY, intervened with a five-year credit facility to help stabilize AIG and the overall market. In addition, on March 2, 2009, AIG announced further actions were taken in cooperation with the U.S. Department of Treasury and the FRBNY to provide AIG with additional financial stability. As of the date of this report, AIG has not been reported to have defaulted on capital repayments to holders of its recently matured debt and it continues to pay us interest on the AIG Capped Floater. Because we have the ability and intent to hold this security until a recovery of fair value, which may not occur until maturity, we do not consider the security to be other-than-temporarily impaired.

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

Trading Investments

As of March 31, 2009, we held municipal auction rate securities, of which substantially all were triple-A rated, with an aggregate par value of approximately $45.5 million, whose underlying assets are generally student loans that are substantially backed by the federal government under the Federal Family Education Loan Program through investment accounts managed by UBS Financial Services, Inc., or UBS. The market for municipal auction rate securities in our portfolio began experiencing auction failures on February 13, 2008 and there have been no successful auctions for the securities held in our portfolio since the failures began. In November 2008, we formally accepted the terms of a settlement from UBS, or the Settlement. Upon accepting the terms of the

Settlement, we received an enforceable, non-transferable right, or the Put Option, that would enable us to sell our auction rate securities back to UBS during the period between June 30, 2010 and July 2, 2012 at par value. Accordingly, we recorded the fair value of the Put Option in other assets in our financial statements and contemporaneously made the fair value election as permitted by SFAS No. 159, as amended, The Fair Value Option for Financial Assets and Financial Liabilities. Therefore, we record changes in the fair value of the Put Option in earnings. During the three months ended March 31, 2009, we recorded a gain of $1.5 million related to our investments in auction rate securities and a corresponding loss of $1.5 million related to the Put Option, both of which are included in other expense, net, in our condensed consolidated statements of income.

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

Due to the illiquidity in the municipal auction rate securities market caused by failed auctions, our valuation technique for certain of our municipal auction rate securities is to measure such securities at fair value using a discounted cash flow model. In our discounted cash flow model, we used several assumptions to derive a fair value for our investments in municipal auction rate securities, including a discount rate based on the credit quality of the underlying investments and a factor to further discount the investments for the illiquidity currently present in the market for these securities. Accordingly, these trading investments are included in Level 3. Also included in Level 3 is the Put Option. In order to determine the fair value of the Put Option, we measured the differential between the aggregate par value of our auction rate securities and their fair value as of the reporting date and applied a discount rate that considers both the time period between the reporting date and the first date we will be able to exercise our right to put the auction rate securities to UBS per the terms of the Settlement and the credit worthiness of UBS.

During 2008, we measured our AIG Capped Floater using indicative pricing for another AIG security with similar terms, or the Referenced Security, which had regular trading activity, a Level 2 observation. During the first three months ended March 31, 2009, the last trade on the Referenced Security occurred on February 24, 2009. In order to capture the continued volatility in market conditions specific to AIG through March 31, 2009, we adjusted the last quoted price on the Referenced Security downward based on the direction of the trading activity observed on several other floating rate AIG debt securities with varying maturity dates. Since this adjustment required us to make assumptions that were not directly or indirectly observable regarding the AIG Capped Floater’s fair value as of March 31, 2009, it was transferred to Level 3 during the first quarter of 2009 and is included in the table below as a transfer to Level 3.

Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

	Put Option	Long-term Investments	Total
	(In thousands)
Balance at December 31, 2008	$7,378	$37,919	$45,297
Transfers to Level 3	—	33,704	33,704
Total realized (losses) gains included in earnings	(1,455)	1,517	62

Balance at March 31, 2009	$5,923	$73,140	$79,063

Realized (losses) gains included in earnings for the period are reported in other expense, net.

Accounts Receivable, Net

	March 31, 2009	December 31, 2008	2009 Compared to 2008
	(In thousands)
Accounts receivable	$205,385	$239,998	$(34,613)
Allowance for returns	(1,433)	(1,641)	208
Allowance for doubtful accounts	(5,779)	(7,061)	1,282

Accounts receivable, net	$198,173	$231,296	$(33,123)

The decrease in accounts receivable when comparing March 31, 2009 to December 31, 2008 was primarily due to increased collections in the first quarter of 2009 on higher sales in the fourth quarter of 2008. Our allowance for returns was $1.4 million at March 31, 2009 compared to $1.6 million at December 31, 2008. The activity in our allowance for returns was comprised primarily of $0.8 million in credits issued for stock balancing rights during 2009 partially offset by $0.6 million of provisions for returns recorded in the first quarter of 2009. The activity in our allowance for doubtful accounts was comprised primarily of $1.4 million of uncollectible accounts written off, net of recoveries, partially offset by additional provisions for doubtful accounts recorded during the first quarter of 2009. From time to time, we could maintain individually significant accounts receivable balances from our distributors or customers, which are comprised of large business enterprises, governments and small and medium-sized businesses. If the financial condition of our distributors or customers deteriorates, our operating results could be adversely affected.

Credit Facility

Effective on August 9, 2005, we entered into the Credit Facility with a group of financial institutions, or the Lenders. Effective September 27, 2006, we entered into an amendment and restatement of the Credit Facility, or the Amendment. The Amendment decreased the overall range of interest we will pay on amounts outstanding on the Credit Facility and lowered the facility fee. In addition, the Amendment extended the term of the Credit Facility. The Credit Facility, as amended, allows us to increase the revolving credit commitment up to a maximum aggregate revolving credit commitment of $175.0 million. The Credit Facility, as amended, currently provides for a revolving line of credit that will expire on September 27, 2011 in the aggregate amount of $100.0 million, subject to continued covenant compliance. A portion of the revolving line of credit (1) in the aggregate amount of $25.0 million may be available for issuances of letters of credit and (2) in the aggregate amount of $15.0 million may be available for swing line loans. The Credit Facility, as amended, currently bears interest at the London Interbank Offered Rate, or LIBOR, plus 0.32% and adjusts in the future in the range of 0.32% to 0.80% above LIBOR based on the level of our total debt and our adjusted earnings before interest, taxes, depreciation and amortization, or EBITDA. In addition, we are required to pay an annual facility fee ranging from 0.08% to 0.20% based on the aggregate amount available under the Credit Facility, as amended, and the level of our total debt and adjusted EBITDA. During the three months ended March 31, 2009, no funds were borrowed under the Credit Facility, as amended, and as of March 31, 2009 there were no amounts outstanding under the Credit Facility, as amended.

The Credit Facility, as amended, contains customary default provisions, and we must comply with various financial and non-financial covenants. The financial covenants consist of a minimum interest coverage ratio and a maximum consolidated leverage ratio. The primary non-financial covenants contain certain limits on our ability to pay dividends, conduct certain mergers or acquisitions, make certain investments and loans, incur future indebtedness or liens, alter our capital structure or sell stock or assets. As of March 31, 2009, we were in compliance with all covenants of the Credit Facility.

Stock Repurchase Program

Our Board of Directors authorized an ongoing stock repurchase program with a total repurchase authority granted to us of $2.1 billion, of which $300.0 million was approved in April 2009. We may use the approved dollar authority to repurchase stock at any time until the approved amounts are exhausted. The objective of our stock repurchase program is to improve stockholders’ returns. At March 31, 2009, approximately $52.0 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. A portion of the funds used to repurchase stock over the course of the program was provided by proceeds from employee stock option exercises and the related tax benefit.

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

During the three months ended March 31, 2009, we expended approximately $25.0 million on open market purchases, repurchasing 1,103,300 shares of outstanding common stock at an average price of $22.66. In addition, as of March 31, 2009, we did not have any prepaid notional amounts remaining under structured stock repurchase programs and we did not enter into any new structured stock repurchase agreements during the period.

During the three months ended March 31, 2008, we took delivery of 2,430,500 shares at an average price of $36.15 per share from our structured repurchase agreements and we expended approximately $61.3 million on open market purchases repurchasing 1,804,400 shares of outstanding common stock at an average price of $33.98. In addition, during the period we made up-front payments of $13.9 million to certain financial institutions related to structured stock repurchase agreements.

Office Leases

We have an operating lease obligation related to a property that is not fully utilized which continues to 2018 with a total remaining obligation at March 31, 2009 of approximately $4.8 million, of which $0.9 million was accrued as of March 31, 2009, and is reflected in accrued expenses and other current liabilities and other liabilities in our condensed consolidated financial statements. In calculating this accrual, we made estimates, based on market information, including the estimated vacancy periods and sublease rates and opportunities. We periodically re-evaluate our estimates and if actual circumstances prove to be materially worse than we estimated, the total charges for these vacant facilities could be significantly higher. We currently expect that our liabilities related to operating lease obligations for properties that are not fully utilized will increase due to the Strategic Restructuring Program.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes with respect to the information appearing in Part II, Item 7A., “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2009, our management, with the participation of our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that, as of March 31, 2009, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated our management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition, we are a defendant in various litigation matters generally arising out of the normal course of business. Although it is difficult to predict the ultimate outcome of these cases, we believe that the ultimate outcomes will not materially affect our business, financial position, results of operations or cash flows.

ITEM 1A.	RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Part 1, Item 1A., “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which was filed with the Securities and Exchange Commission on February 27, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer

Our Board of Directors has authorized an ongoing stock repurchase program with a total repurchase authority granted to us of $2.1 billion, of which $300.0 million was authorized in April 2009. The objective of the stock repurchase program is to improve stockholders’ returns. At March 31, 2009, approximately $52.0 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. The following table shows the monthly activity related to our stock repurchase program for the quarter ended March 31, 2009.

	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or approximate dollar value) of Shares (or Units) that may yet be Purchased under the Plans or Programs
January 1, 2009 through January 31, 2009	51,400	$21.38	51,400	$75,917
February 1, 2009 through February 28, 2009	1,051,900	22.72	1,051,900	52,018
March 1, 2009 through March 31, 2009	—	—	—	52,018

Total	1,103,300	$22.66	1,103,300	$52,018

(1)	Represents shares received under our prepaid stock repurchase programs and acquired in open market purchases. We expended a net amount of approximately $25.0 million during the quarter ended March 31, 2009 for repurchases of our common stock. For more information see Note 11 to our condensed consolidated financial statements.

ITEM 5.	OTHER INFORMATION

The Company policy governing transactions in its securities by its directors, officers and employees permits its officers, directors and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The Company has been advised that David J. Henshall, Senior Vice President and Chief Financial Officer, terminated an existing trading plan in the first quarter of 2009 and entered into a new trading plan in the first quarter of 2009 in accordance with Rule 10b5-1 and the Company’s policy governing transactions in its securities. In addition, Brett Caine, Senior Vice President, Online Services Division, entered into a new trading plan during the first quarter of 2009 in accordance with Rule 10b5-1 and the Company’s policy governing transactions in its securities. Messrs. Henshall and Caine entered into their trading plans to exercise soon to expire stock options and to sell the underlying shares of common stock. The Company undertakes no obligation to update or revise the information provided herein, including for revision or termination of an established trading plan.

On March 13, 2009, the Compensation Committee of our Board of Directors approved a form of Long Term Incentive Agreement under our 2005 Equity Incentive Plan, as amended, for the granting of restricted stock units with long-term performance-based vesting. A copy of the form of Long Term Incentive Agreement is filed with this Quarterly Report on Form 10-Q as Exhibit 10.1.

ITEM 6.	EXHIBITS

(a)	List of exhibits

Exhibit No.	Description
3.1(1)	Amended and Restated By-laws of Citrix Systems, Inc.
3.2(2)	Amendment No. 1 to Amended and Restated By-laws of Citrix Systems, Inc.
10.1*	Form of Long Term Incentive Agreement
31.1	Rule 13a-14(a) / 15d-14(a) Certification
31.2	Rule 13a-14(a) / 15d-14(a) Certification
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or any compensatory plan, contract or arrangement.
(1)	Incorporated by reference herein to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated as of December 12, 2007.
(2)	Incorporated by reference herein to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated as of February 20, 2009.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 8th day of May 2009.

CITRIX SYSTEMS, INC.

By:	/S/ DAVID J. HENSHALL
David J. Henshall
Senior Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1(1)	Amended and Restated By-laws of Citrix Systems, Inc.

3.2(2)	Amendment No. 1 to Amended and Restated By-laws of Citrix Systems, Inc.

10.1*	Form of Long Term Incentive Agreement

31.1	Rule 13a-14(a) / 15d-14(a) Certification

31.2	Rule 13a-14(a) / 15d-14(a) Certification

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or any compensatory plan, contract or arrangement.
(1)	Incorporated by reference herein to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated as of December 12, 2007.
(2)	Incorporated by reference herein to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated as of February 20, 2009.