Form 10-Q
period 2009-06-30
CITRIX SYSTEMS INC
filed 2009-08-07
CIK 877890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

(954) 267-3000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in 12b-2 of the Exchange Act.

☒ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer	☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 4, 2009 there were 183,044,436 shares of the registrant’s Common Stock, $.001 par value per share, outstanding.

CITRIX SYSTEMS, INC.

Form 10-Q

For the Quarterly Period Ended June 30, 2009

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CITRIX SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2009	December 31, 2008
	(In thousands, except par value)
Assets
Current assets:
Cash and cash equivalents	$294,210	$326,121
Short-term investments—available-for-sale	285,465	249,175
Accounts receivable, net of allowances of $7,168 and $8,702 at June 30, 2009 and December 31, 2008, respectively	224,184	231,296
Inventories, net	9,864	11,226
Prepaid expenses and other current assets	104,414	84,530
Current portion of deferred tax assets, net	34,252	37,792

Total current assets	952,389	940,140
Long-term investments—trading	39,318	37,919
Long-term investments—available-for-sale	368,351	237,666
Property and equipment, net	254,025	254,334
Goodwill	899,618	904,504
Other intangible assets, net	242,203	270,222
Long-term portion of deferred tax assets, net	15,137	12,936
Other assets	45,227	36,585

	$2,816,268	$2,694,306

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$42,586	$46,672
Accrued expenses and other current liabilities	186,668	195,550
Current portion of deferred revenues	490,276	488,695

Total current liabilities	719,530	730,917
Long-term portion of deferred revenues	47,774	44,780
Other liabilities	1,126	744
Commitments and contingencies
Stockholders’ equity:
Preferred stock at $.01 par value: 5,000 shares authorized, none issued and outstanding	—	—
Common stock at $.001 par value: 1,000,000 shares authorized; 260,379 and 255,755 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	260	256
Additional paid-in capital	2,440,444	2,305,187
Retained earnings	1,436,513	1,387,067
Accumulated other comprehensive loss	(5,592)	(15,852)

	3,871,625	3,676,658
Less— common stock in treasury, at cost (78,121 and 75,699 shares at June 30, 2009 and December 31, 2008, respectively)	(1,823,787)	(1,758,793)

Total stockholders’ equity	2,047,838	1,917,865

	$2,816,268	$2,694,306

See accompanying notes.

CITRIX SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands, except per share information)
Revenues:
Product licenses	$129,692	$153,458	$241,592	$300,418
License updates	149,334	137,279	297,532	271,213
Online services	75,350	63,687	147,330	125,672
Technical services	38,452	37,306	75,432	71,461

Total net revenues	392,828	391,730	761,886	768,764

Cost of net revenues:
Cost of product license revenues	11,506	12,781	23,000	23,922
Cost of services revenues	21,132	20,100	42,755	38,797
Amortization of product related intangible assets	11,423	12,976	23,522	23,569

Total cost of net revenues	44,061	45,857	89,277	86,288

Gross margin	348,767	345,873	672,609	682,476

Operating expenses:
Research and development	75,160	73,965	146,197	145,495
Sales, marketing and services	167,130	169,244	330,719	335,689
General and administrative	59,552	68,067	118,041	130,704
Restructuring	2,036	—	22,766	—
Amortization of other intangibles	5,163	5,707	10,157	11,407

Total operating expenses	309,041	316,983	627,880	623,295

Income from operations	39,726	28,890	44,729	59,181
Interest income	4,393	7,599	7,108	17,916
Interest expense	(34)	(55)	(158)	(110)
Other income (expense), net	710	(1,222)	(712)	(3,013)

Income before income taxes	44,795	35,212	50,967	73,974
Income taxes	2,276	563	1,521	4,947

Net income	$42,519	$34,649	$49,446	$69,027

Earnings per share:
Basic	$0.23	$0.19	$0.27	$0.37

Diluted	$0.23	$0.18	$0.27	$0.37

Weighted average shares outstanding:
Basic	181,567	183,595	180,960	184,541

Diluted	184,740	188,021	183,560	189,004

See accompanying notes.

CITRIX SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2009	2008
	(In thousands)
Operating Activities
Net income	$49,446	$69,027
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	33,679	34,976
Depreciation and amortization of property and equipment	34,558	24,302
Stock-based compensation expense	56,588	60,988
(Gain) loss on investments	(85)	2,832
Provision for doubtful accounts	1,307	1,071
Provision for product returns	1,722	868
Provision for inventory reserves	1,517	258
Tax effect of stock-based compensation	(5,480)	4,000
Excess tax benefit from exercise of stock options	(2,898)	(4,800)
Goodwill adjustment	5,393	—
Effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	(689)	1,110
Other non-cash items	1,462	2,351

Total adjustments to reconcile net income to net cash provided by operating activities	127,074	127,956
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	5,546	1,431
Inventories	(154)	(3,450)
Prepaid expenses and other current assets	(29,625)	(14,583)
Other assets	(4,104)	563
Deferred tax assets, net	1,124	(6,402)
Accounts payable	(5,223)	(15,027)
Accrued expenses and other current liabilities	19,100	(5,908)
Deferred revenues	4,574	32,853
Other liabilities	431	(5,149)

Total changes in operating assets and liabilities, net of the effects of acquisitions	(8,331)	(15,672)

Net cash provided by operating activities	168,189	181,311
Investing Activities
Purchases of available-for-sale investments	(544,315)	(385,490)
Proceeds from sales of available-for-sale investments	247,111	133,545
Proceeds from maturities of available-for-sale investments	128,570	201,635
Purchases of property and equipment	(40,166)	(62,287)
Purchases of other assets	(3,000)	—
Cash paid for acquisitions, net of cash acquired	(1,420)	(2,139)
Cash paid for licensing agreements and product related intangible assets	(1,850)	(31,531)

Net cash used in investing activities	(215,070)	(146,267)
Financing Activities
Proceeds from issuance of common stock under stock-based compensation plans	77,201	32,011
Excess tax benefit from exercise of stock options	2,898	4,800
Stock repurchases, net	(64,994)	(150,143)
Payments on debt	—	(407)

Net cash provided (used in) by financing activities	15,105	(113,739)
Effect of exchange rate changes on cash and cash equivalents	(135)	2,327

Change in cash and cash equivalents	(31,911)	(76,368)
Cash and cash equivalents at beginning of period	326,121	223,749

Cash and cash equivalents at end of period	$294,210	$147,381

See accompanying notes.

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Citrix Systems, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments, which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown, are of a normal recurring nature and have been reflected in the condensed consolidated financial statements. In addition, the Company has evaluated subsequent events through August 7, 2009, the date of the issuance of this Form 10-Q. The results of operations for the periods presented are not necessarily indicative of the results expected for the full year or for any future period partially because of the seasonality of the Company’s business. Historically, the Company’s revenue for the fourth quarter of any year is typically higher than the revenue for the first quarter of the subsequent year. The information included in these condensed consolidated financial statements should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this report and the condensed consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

During the second quarter of 2009, the Company determined that it had incorrectly recorded acquisition-related payments to certain employees in connection with the October 2007 acquisition of XenSource, Inc. as purchase consideration and goodwill when it should have been recorded as compensation expense. Accordingly, in the second quarter of 2009, the Company recorded $5.4 million of compensation expense related to this item, of which $4.6 million related to prior periods, with a corresponding decrease to goodwill. As this adjustment was related to the correction of an error, the Company performed the analysis required by Staff Accounting Bulletin 99, Materiality, and Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements. Based on this analysis, the Company concluded that the effect of the error was not material to the prior fiscal years from both a quantitative and qualitative perspective and is not anticipated to be material to the full fiscal year of 2009. In accordance with the guidance set forth in paragraph 29 of APB Opinion No. 28, Interim Financial Reporting, the Company corrected and disclosed this error in the quarter ended June 30, 2009.

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

Investments

Short-term and long-term investments at June 30, 2009 and December 31, 2008 primarily consist of agency securities, corporate securities, municipal securities, government securities and commercial paper. Investments classified as available-for-sale are stated at fair value with unrealized gains and losses, net of taxes, reported in accumulated other comprehensive loss. Investments classified as trading securities are stated at fair value with unrealized gains and losses reported in earnings. The Company classifies its available-for-sale investments as current and non-current based on their actual remaining time to maturity. The Company does not recognize changes in the fair value of its available-for-sale investments in income unless a decline in value is considered other-than-temporary in accordance with the Financial Accounting Standards Board (the “FASB”) Staff Position 115-2, Recognition and Presentation of Other-Than-Temporary Impairment, (“FSP No. 115-2”). The Company adopted FSP No. 115-2 in the second quarter of 2009 and there was no impact to the Company’s results of operations upon adoption.

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

Inventory

Inventories are stated at the lower of cost or market on an average cost method and primarily consist of finished goods as of June 30, 2009 and December 31, 2008.

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

The Company’s software revenue recognition policies are in compliance with SOP 97-2 and related amendments and interpretations. Because the Company’s Online Services provide applications as an online service, the Company also follows the provisions of Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition.

The Company recognizes revenue when all of the following criteria are met: persuasive evidence of the arrangement exists; delivery has occurred and the Company has no remaining obligations; the fee is fixed or determinable; and collectability is probable. Net revenues include the following categories: Product Licenses, License Updates, Online Services and Technical Services. Product Licenses revenues primarily represent fees related to the licensing of the Company’s software and hardware appliance products. These revenues are reflected net of sales allowances, cooperative advertising agreements and provisions for stock balancing return rights. License Updates revenues consist of fees related to the Subscription Advantage program that are recognized ratably over the term of the contract, which is typically 12-24 months. Subscription Advantage is a renewable program that provides subscribers with immediate access to software upgrades, enhancements and maintenance releases when and if they become available during the term of the contract. Online Services revenues consist primarily of fees related to online service agreements, which are recognized ratably over the contract term. In addition, Online Services revenues may also include set-up fees, which are recognized ratably over the contract term or the expected customer life, whichever is longer. Technical Services revenues are comprised of fees from technical support services, which are recognized ratably over the contract term, as well as revenues from product training and certification, and consulting services revenue related to implementation of the Company’s products, which is recognized as the services are provided.

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

In the normal course of business, the Company is not obligated to accept product returns from its distributors under any conditions, unless the product item is defective in manufacture, but it does provide most of its distributors with stock balancing and price protection rights. Stock balancing rights permit distributors to return products to the Company up to the forty-fifth day of the fiscal quarter, subject to ordering an equal dollar amount of its other products prior to the last day of the same fiscal quarter. Price protection rights require that the Company grants retroactive price adjustments for inventories of its products held by distributors or resellers if it lowers its prices for such products. Product items returned to the Company under the stock balancing program must be in new, unused and unopened condition. The Company establishes provisions for estimated returns for stock balancing and price protection rights, as well as other sales allowances, concurrently with the recognition of revenue. Allowances for estimated product returns amounted to approximately $1.8 million and $1.6 million at June 30, 2009 and December 31, 2008, respectively.

Accounting for Stock-Based Compensation Plans

The Company has various stock-based compensation plans for its employees and outside directors and accounts for stock-based compensation arrangements in accordance with Statement of Financial Accounting Standard (“SFAS”) No.123R, Share-Based Payment, which requires the Company to measure and record compensation expense in its consolidated financial statements using a fair value method. See Note 7 for further information regarding the Company’s stock-based compensation plans.

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

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share information):

	Three Months ended June 30,		Six Months ended June 30,
	2009	2008	2009	2008
Numerator:
Net income	$42,519	$34,649	$49,446	$69,027

Denominator:
Denominator for basic earnings per share — weighted-average shares outstanding	181,567	183,595	180,960	184,541
Effect of dilutive employee stock awards	3,173	4,426	2,600	4,463

Denominator for diluted earnings per share — weighted-average shares outstanding	184,740	188,021	183,560	189,004

Basic earnings per share	$0.23	$0.19	$0.27	$0.37

Diluted earnings per share	$0.23	$0.18	$0.27	$0.37

Anti-dilutive weighted-average shares	23,619	24,499	23,154	23,418

4. ACQUISITIONS

2008 Acquisition

In October 2008, the Company acquired all of the issued and outstanding securities of Vapps, Inc. (“Vapps”), a privately held Delaware corporation headquartered in Hoboken, New Jersey. Vapps offers high quality audio conferencing solutions to small and medium sized businesses and enterprise and service provider markets that complement the Company’s online services products. The total consideration for this transaction was approximately $26.6 million in cash, including $1.0 million in transaction costs. In addition, if certain financial and operational milestones are achieved by the Vapps business, contingent consideration of up to approximately $4.4 million may be earned. The sources of funds for this transaction consisted of available cash and investments. In addition, the Company assumed approximately 0.1 million unvested stock options upon the closing of the transaction. Revenues from Vapps are included in the Company’s Online Services revenue. The Vapps’ results of operations have been included in the Company’s consolidated results of operations beginning after the date of its acquisition. In connection with the acquisition of Vapps, the Company allocated $19.6 million to goodwill, $8.2 million to product related technologies and $2.6 million to other intangible assets. The goodwill related to the acquisition of Vapps was assigned to the Company’s Online Services segment and is not deductible for tax purposes. See Note 9 for segment information.

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

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5. INVESTMENTS

Available-for-sale Investments

Investments in available-for-sale securities at fair value were as follows for the periods ended (in thousands):

	June 30, 2009				December 31, 2008
Description of the Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency securities	$339,932	$1,856	$(560)	$341,228	$258,574	$2,291	$(1,074)	$259,791
Corporate securities	229,202	1,205	(14,912)	215,495	164,255	295	(14,775)	149,775
Municipal securities	57,140	108	(12)	57,236	39,646	132	(17)	39,761
Government securities	38,245	353	(35)	38,563	28,450	263	(52)	28,661
Money market funds	1,294	—	—	1,294	1,976	—	—	1,976
Commercial paper	—	—	—	—	4,274	9	—	4,283
Other	—	—	—	—	2,594	—	—	2,594

Total	$665,813	$3,522	$(15,519)	$653,816	$499,769	$2,990	$(15,918)	$486,841

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

For the three and six months ended June 30, 2009, the Company received proceeds from sales of available-for-sale investments of $223.7 million and $247.1 million, respectively, and for the three and six months ended June 30, 2008, it received proceeds from the sales of available-for-sale investments of $66.6 million and $133.5 million, respectively. For the three and six months ended June 30, 2009, the Company had realized gains on the sales of available-for-sale investments of $0.3 million. There were no realized losses on the sales of available-for-sale investments during those periods. For the three and six months ended June 30, 2008, the Company had realized gains on the sales of available- for-sale investments of $0.1 million and $0.3 million, respectively. There were no material realized losses on the sales of available- for-sale investments during those periods. All realized gains and losses related to the sales of available-for-sale investments are included in other income (expense), net, in the accompanying condensed consolidated statements of income

The average remaining maturities of the Company’s short-term and long-term available-for-sale investments at June 30, 2009 were approximately six months and 12 years, respectively.

Unrealized Losses on Available-for-Sale Investments

The following table shows the gross unrealized losses and fair value of the Company’s available-for-sale investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position as of June 30, 2009 (in thousands):

	Less than 12 Months		12 Months or Greater		Total
Description of the Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$74,525	$14,500	$4,990	$412	$79,515	$14,912
Agency securities	59,828	490	6,937	70	66,765	560

Total	$134,353	$14,990	$11,927	$482	$146,280	$15,472

The Company’s unrealized loss in corporate bonds is primarily comprised of an investment issued by AIG Matched Funding Corporation (the “AIG Capped Floater”) with a face value of $50.0 million, which matures in September 2011. American International Group, Inc. (“AIG”), as the issuer’s parent, provided a guarantee of the security at the time of purchase in September 2006. As of June 30, 2009, the unrealized loss of $14.4 million, which is included in accumulated other comprehensive loss, was primarily caused by AIG experiencing liquidity challenges which were reportedly precipitated by problems in the capital markets. AIG’s lack of liquidity triggered a downgrade in the credit ratings for its long-term issues to A- and A3 by two rating agencies on October 3, 2008. As a result of AIG’s liquidity challenges, in November 2008, the Federal Reserve Bank of New York (“FRBNY”) intervened with a five-year credit facility to help stabilize AIG and its effect on the overall market. In addition, on March 2, 2009,

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

AIG announced that further actions were taken in cooperation with the U.S. Department of Treasury and the FRBNY to provide AIG with additional financial stability. As of the date of this report, AIG has not been reported to have defaulted on capital repayments to holders of its recently matured debt and it continues to pay interest on the Company’s AIG Capped Floater. Because the Company does not intend to sell the AIG Capped Floater and it is more likely than not that it will not be required to sell the security before the recovery of its amortized cost basis, which may not occur until maturity, it does not consider the security to be other-than-temporarily impaired.

If AIG’s financial position deteriorates, the Company may be required to further adjust the carrying value of the AIG Capped Floater and potentially recognize an impairment charge for an other-than-temporary decline in the fair value of the investment. Based on the Company’s available cash and other investments, it does not currently anticipate that the lack of liquidity caused by holding the AIG Capped Floater to recovery will have a material adverse effect on its financial position.

Trading Investments

As of June 30, 2009, the Company held municipal auction rate securities, the majority of which are triple-A rated, with an aggregate par value of approximately $45.4 million, whose underlying assets are generally student loans that are substantially backed by the federal government under the Federal Family Education Loan Program through investment accounts managed by UBS Financial Services, Inc. (“UBS”). The market for municipal auction rate securities in the Company’s portfolio began experiencing auction failures on February 13, 2008 and there have been no successful auctions for the securities held in its portfolio since the failures began. In November 2008, the Company formally accepted the terms of a settlement (the “Settlement”) from UBS. Upon accepting the terms of the Settlement, the Company received an enforceable, non-transferrable right (the “Put Option”) that would enable it to sell its auction rate securities back to UBS during the period between June 30, 2010 and July 2, 2012 at par value. Accordingly, the Company recorded the fair value of the Put Option in other assets in the accompanying condensed consolidated balance sheet and contemporaneously made the fair value election as permitted by SFAS No. 159, as amended, The Fair Value Option for Financial Assets and Financial Liabilities. Therefore, the Company records changes in the fair value of the Put Option in earnings. During the six months ended June 30, 2009, the Company recorded a gain of $1.4 million related to its investments in auction rate securities and a corresponding loss of $1.4 million related to the Put Option, both of which are included in other income (expense), net, in the accompanying condensed consolidated statements of income.

6. FAIR VALUE MEASUREMENTS

On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements, which, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would either be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1. Observable inputs such as quoted prices in active markets for identical assets or liabilities;

•	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	As of June 30, 2009	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Short-term investments- available-for-sale	$285,465	$285,465	$—	$—
Prepaid expenses and other current assets	15,318	—	15,318	—
Other assets	5,986	—	—	5,986
Long-term investments- trading	39,318	—	—	39,318
Long-term investments- available-for-sale	368,351	332,731	—	35,620
Accrued expenses and other current liabilities	7,376	—	7,376	—

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company measures its cash flow hedges, which are classified as prepaid expenses and other current assets and accrued expenses and other current liabilities, at fair value based on indicative prices in active markets and generally measures its investments in available-for-sale securities at fair value based on quoted prices in active markets for identical securities.

Due to the illiquidity in the municipal auction rate securities market caused by failed auctions, the Company’s valuation technique for certain of its municipal auction rate securities was to measure such securities at fair value using a discounted cash flow model. In its discounted cash flow model, the Company used several assumptions to derive a fair value for its investments in municipal auction rate securities, including a discount rate based on the credit quality of the underlying investments and a factor to further discount the investments for the illiquidity currently present in the market for these securities. Accordingly, these trading investments are included in Level 3. Also included in Level 3 is the Put Option. In order to determine the fair value of the Put Option, the Company measured the differential between the aggregate par value of its auction rate securities and their fair value as of the reporting date and applied a discount rate that considers both the time period between the reporting date and the first date the Company is able to exercise its right to put the auction rate securities to UBS per the terms of the Settlement along with considerations of the credit worthiness of UBS.

During 2008, the Company measured its AIG Capped Floater using indicative pricing for another AIG security with similar terms (the “Referenced Security”) which had regular trading activity, a Level 2 observation. During 2009, trading on the Referenced Security significantly decreased; therefore, in order to capture the continued volatility in market conditions specific to AIG through June 30, 2009, the Company adjusted the value of the AIG Capped Floater based on the direction of the trading activity observed on several other floating rate AIG debt securities with varying maturity dates. Since this adjustment required the Company to make assumptions that were not directly or indirectly observable regarding the AIG Capped Floater’s fair value during 2009, it was transferred to Level 3 during the first quarter of 2009 and is included in the table below as a transfer to Level 3.

Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

	Put Option	Long-term Investments	Total
	(In thousands)
Balance at December 31, 2008	$7,378	$37,919	$45,297
Transfers to Level 3	—	35,620	35,620
Total realized (losses) gains included in earnings	(1,392)	1,399	7

Balance at June 30, 2009	$5,986	$74,938	$80,924

Realized (losses) gains included in earnings for the period are reported in other income (expense), net.

Additional Disclosures Regarding Fair Value Measurements

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair value due to the short maturity of these items. The Company’s investments classified as available-for-sale securities are carried at fair value on the accompanying consolidated balance sheets based primarily on quoted market prices for such financial instruments. See Note 5 for more information regarding the Company’s available-for-sale investments.

7. STOCK-BASED COMPENSATION

The Company’s stock-based compensation program is a broad based, long-term retention program that is intended to attract and reward talented employees and align stockholder and employee interests. As of June 30, 2009, the Company had two stock-based compensation plans under which it was granting stock options and non-vested stock units. The Company is currently granting stock-based awards from its 2005 Equity Incentive Plan (as amended, the “2005 Plan”) and its 2005 Employee Stock Purchase Plan (the “2005 ESPP”). In connection with certain of the Company’s acquisitions, the Company has assumed several plans from the acquired companies. The Company’s Board of Directors has provided that no new awards will be granted under the Company’s acquired stock plans. The Company’s superseded and expired stock plans include the Amended and Restated 1995 Stock Plan, Second Amended and Restated 2000 Director and Officer Stock Option and Incentive Plan, Second Amended and Restated 1995 Non-Employee Director Stock Option Plan and Third Amended and Restated 1995 Employee Stock Purchase Plan. Awards previously granted under these plans and still outstanding typically expire ten years from the date of grant and will continue to be subject to all the terms and conditions of such plans, as applicable.

Under the terms of the 2005 Plan, the Company is authorized to grant incentive stock options (“ISOs”), non-qualified stock options (“NSOs”), non-vested stock, non-vested stock units, stock appreciation rights (“SARs”), and performance units and to make stock-based awards to full and part-time employees of the Company and its subsidiaries or affiliates, where legally eligible to

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

participate, as well as consultants and non-employee directors of the Company. Currently, the 2005 Plan provides for the issuance of a maximum of 32,100,000 shares of common stock of which 5,600,000 shares were authorized by the Company’s Board of Directors in April 2009 and subsequently approved by its stockholders in May 2009. Under the 2005 Plan, ISOs must be granted at exercise prices no less than fair market value on the date of grant, except for ISOs granted to employees who own more than 10% of the Company’s combined voting power, for which the exercise prices must be no less than 110% of the fair market value at the date of grant. NSOs and SARs must be granted at no less than fair market value on the date of grant, or in the case of SARs in tandem with options, at the exercise price of the related option. Non-vested stock awards may be granted for such consideration in cash, other property or services, or a combination thereof, as determined by the Company’s Compensation Committee of its Board of Directors. All stock-based awards are exercisable upon vesting. The Company’s policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award. As of June 30, 2009, there were 40,380,839 shares of common stock reserved for issuance pursuant to the Company’s stock-based compensation plans and the Company had authorization under its 2005 Plan to grant 12,770,891 additional stock-based awards.

Under the 2005 ESPP, all full-time and certain part-time employees of the Company are eligible to purchase common stock of the Company twice per year at the end of a six-month payment period (a “Payment Period”). During each Payment Period, eligible employees who so elect may authorize payroll deductions in an amount no less than 1% nor greater than 10% of his or her base pay for each payroll period in the Payment Period. At the end of each Payment Period, the accumulated deductions are used to purchase shares of common stock from the Company up to a maximum of 12,000 shares for any one employee during a Payment Period. Shares are purchased at a price equal to 85% of the fair market value of the Company’s common stock on the last business day of a Payment Period. Employees who, after exercising their rights to purchase shares of common stock in the 2005 ESPP, would own shares representing 5% or more of the voting power of the Company’s common stock, are ineligible to participate under the 2005 ESPP. The 2005 ESPP provides for the issuance of a maximum of 10,000,000 shares of common stock. As of June 30, 2009, 1,342,148 shares had been issued under the 2005 ESPP. The Company recorded stock-based compensation costs related to the 2005 ESPP of $0.6 million and $1.1 million for the three and six months ended June 30, 2009, respectively.

Stock-Based Compensation

The detail of the total stock-based compensation recognized by income statement classification is as follows (in thousands):

Income Statement Classifications	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Cost of services revenues	$397	$440	$821	$928
Research and development	14,330	14,831	28,544	29,249
Sales, marketing and services	7,754	8,043	15,338	15,606
General and administrative	5,959	10,268	11,885	15,205

Total	$28,440	$33,582	$56,588	$60,988

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

The weighted average fair value of stock options granted during the three months ended June 30, 2009 was $7.70. The total intrinsic value of options exercised during the three and six months ended June 30, 2009 was $27.9 million and $34.7 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares. As of June 30, 2009, there was $102.4 million of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted-average period of 1.94 years.

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The assumptions used to value option grants are as follows:

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Expected volatility factor	0.38	0.42	0.38 – 0.44	0.39 –0.42
Approximate risk free interest rate	1.38%	2.47%	1.31% -1.38%	2.47% –2.84%
Expected term (in years)	3.17	3.35	3.17 – 3.37	3.35 – 3.56
Expected dividend yield	0%	0%	0%	0%

Non-vested Stock

The Company assumed shares of non-vested stock in conjunction with its acquisition of XenSource, Inc. Upon assumption, these shares were reset to vest over three years at a rate of 33.3% of the shares one year from date of grant and at a rate of 2.78% monthly thereafter based on service. As of June 30, 2009, the number of non-vested shares granted and outstanding was 556,305 and there was $20.0 million of total unrecognized compensation cost related to non-vested stock. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.30 years.

Non-vested Stock Units

Annually, the Company awards vice presidents and senior executives non-vested performance stock units from the 2005 Plan. The number of non-vested stock units underlying each award is determined one year after the date of the award and is based on achievement of a specific corporate financial performance goal. If the performance goal is less than 90% attained, then no non-vested stock units will be issued pursuant to the authorized award. For performance at and above 90%, the number of non-vested stock units issued is based on a graduated slope, with the maximum number of non-vested stock units issuable pursuant to the award capped at 125% of the base number of non-vested stock units set forth in the executive’s award agreement. The Company is required to estimate the attainment that will be achieved related to the defined performance goals and the number of non-vested stock units that will ultimately be awarded in order to recognize compensation expense over the vesting period. If the performance goal is met, the non-vested stock units vest 33.33% on each anniversary subsequent to the date of the award. Each non-vested stock unit, upon vesting, represents the right to receive one share of the Company’s common stock. If the performance goals are not met, no compensation cost will ultimately be recognized in that period and any previously recognized compensation cost will be reversed. During 2008, the performance goal was achieved within the range of the graduated slope and there was no material adjustment to compensation cost related to non-vested stock units granted to executives.

Annually, the Company also awards vice presidents and senior executives non-vested stock units from the 2005 Plan that vest based on service. These non-vested stock units vest 33.33% on each anniversary subsequent to the date of the award. Each non-vested stock unit, upon vesting, will represent the right to receive one share of the Company’s common stock. In addition, the Company awards non-vested stock units to all of its non-employee directors. These units vest monthly in equal installments based on service and, upon vesting, each stock unit represents the right to receive one share of the Company’s common stock. As of June 30, 2009, the number of non-vested stock units outstanding was 1,122,504 and there was $17.7 million of total unrecognized compensation cost related to non-vested stock units. The unrecognized cost is expected to be recognized over a weighted-average period of 1.68 years.

Long-term Incentive Plan

In May of 2009, the Company granted certain senior level executives restricted stock units as part of a long-term incentive plan that vest based on market and service conditions. The number of restricted stock units underlying each award is determined at the end of a three-year performance period. In order to vest, the Company’s stock price must appreciate by at least ten percent by the end of the performance period. If the Company’s stock appreciation is at least ten percent then the percentage of the restricted stock units that will vest will be determined by comparing the Company’s stock price appreciation to the appreciation of the weighted average of two stock market indices comprised of the Standard & Poor’s 500 Index (the “S&P 500”), which has been assigned a two-thirds weighting and the iShares Standard & Poor’s North America Technology Index (the “IGM”), which has been assigned a one-third weighting. Based on the level of performance, up to 200% of the award may vest. After vesting, the shares underlying the award will be issued at the earlier of six months and one day after the participant’s separation from the Company or the participant’s death. In the event of a change in control of the Company, the payout of any award is limited to a prorated portion of such award based upon a performance assessment prior to the change in control date.

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The market condition requirements are reflected in the grant date fair value of the award, and the compensation expense for the award will be recognized assuming that the requisite service is rendered regardless of whether the market conditions are achieved. The grant date fair value of the restricted stock unit awards was determined through the use of a Monte Carlo simulation model, which utilizes multiple input variables that determine the probability of satisfying the market condition requirements applicable to each award as follows:

Expected volatility factor	0.30 - 0.46
Risk free interest rate	1.23%
Expected dividend yield	0%

The range of expected volatilities utilized was based on the historical volatilities of the Company’s Stock, the S&P 500 and the IGM. The Company chose to use historical volatility to value these awards because historical stock prices were used to develop the correlation coefficients between Citrix and each of the S&P 500 and the IGM in order to model stock price movements. The volatilities used were calculated over the most recent 2.67 year period, which was the remaining term of the performance period at the date of grant. The risk free interest rate was based on the implied yield available on U.S. Treasury zero-coupon issues with remaining terms equivalent to the remaining performance period. The Company does not intend to pay dividends on its common stock in the foreseeable future. Accordingly, the Company used a dividend yield of zero in its model.

The estimated fair value of each award was $24.16 as of the date of grant. As of June 30, 2009, the number of restricted stock units granted pursuant to this award was 175,667 and there was $3.0 million of total unrecognized compensation cost related to restricted stock units. The unrecognized cost is expected to be recognized over 2.50 years.

8. LONG-TERM DEBT

Effective on August 9, 2005, the Company entered into a revolving credit facility (the “Credit Facility”) with a group of financial institutions (the “Lenders”). Effective September 27, 2006, the Company entered into an amendment and restatement of its Credit Facility (the “Amendment”). The Amendment decreased the overall range of interest rates the Company must pay on amounts outstanding on the Credit Facility and lowered the facility fee. In addition, the Amendment extended the term of the Credit Facility. The Credit Facility, as amended, allows the Company to increase the revolving credit commitment up to a maximum aggregate revolving credit commitment of $175.0 million. The Credit Facility, as amended, currently provides for a revolving line of credit that will expire on September 27, 2011 in the aggregate amount of $100.0 million, subject to continued covenant compliance. A portion of the revolving line of credit (i) in the aggregate amount of $25.0 million may be available for issuances of letters of credit and (ii) in the aggregate amount of $15.0 million may be available for swing line loans. The Credit Facility, as amended, currently bears interest at LIBOR plus 0.32% and adjusts in the range of 0.32% to 0.80% above LIBOR based on the level of the Company’s total debt and its adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) as defined in the agreement. In addition, the Company is required to pay a quarterly facility fee ranging from 0.08% to 0.20% based on the aggregate amount available under the Credit Facility, as amended, and the level of the Company’s total debt and its adjusted EBITDA. Borrowings under the Credit Facility, as amended, are guaranteed by the Company and certain of the Company’s U.S. and foreign subsidiaries, which guarantees are secured by a pledge of shares of certain foreign subsidiaries. As of June 30, 2009, there were no amounts outstanding under the Credit Facility, as amended.

The Credit Facility, as amended, contains customary default provisions, and the Company must comply with various financial and non-financial covenants. The financial covenants consist of a minimum interest coverage ratio and a maximum consolidated leverage ratio. The primary non-financial covenants contain certain limits on the Company’s ability to pay dividends, conduct certain mergers or acquisitions, make certain investments and loans, incur future indebtedness or liens, alter the Company’s capital structure or sell stock or assets. As of June 30, 2009, the Company was in compliance with all covenants of the Credit Facility.

9. SEGMENT INFORMATION

The Company operates in a single industry segment consisting of the design, development and marketing of technology solutions that allow applications to be delivered, supported and shared on-demand. The Company’s revenues are derived from sales of its Citrix Delivery Center products and related technical services in the Americas, Europe, the Middle East and Africa (“EMEA”) and Asia-Pacific regions and from its online services sold by its Online Services division. These three geographic regions and the Online Services division constitute the Company’s four reportable segments.

        The Company does not engage in intercompany revenue transfers between segments. The Company’s chief operating decision maker (“CODM”) evaluates the Company’s performance based primarily on profitability in the geographic locations in which the Company operates and separately evaluates the performance of its Online Services division. Segment profit for each segment includes certain sales, marketing, general and administrative expenses directly attributable to the segment, including research and development costs in the Online Services division and excludes certain expenses that are managed outside the reportable segments. Costs excluded from segment profit primarily consist of certain research and development costs associated with the Citrix Delivery Center products, restructuring charges, stock-based compensation costs, amortization of product related technology, amortization of other

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

intangible assets, interest, corporate expenses and income taxes. Corporate expenses are comprised primarily of corporate marketing costs, stock-based compensation costs, operations and certain general and administrative expenses, which are separately managed. Accounting policies of the Company’s segments are the same as its consolidated accounting policies.

Net revenues and segment profit, classified by the Company’s four reportable segments are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net revenues:
Americas (1)	$173,753	$168,015	$329,543	$324,838
EMEA (2)	112,637	127,493	225,355	254,415
Asia-Pacific	31,088	32,535	59,658	63,839
Online Services division	75,350	63,687	147,330	125,672

Consolidated	$392,828	$391,730	$761,886	$768,764

Segment profit:
Americas (1)	$96,491	$84,168	$174,705	$157,456
EMEA (2)	72,975	78,828	143,954	162,698
Asia-Pacific	6,738	5,817	11,393	11,692
Online Services division	21,964	18,059	42,215	36,242
Unallocated expenses (3):
Amortization of intangible assets	(16,586)	(18,683)	(33,679)	(34,976)
Research and development	(68,416)	(67,650)	(132,135)	(132,652)
Restructuring	(2,036)	—	(22,766)	—
Net interest and other income	5,069	6,322	6,238	14,793
Other corporate expenses	(71,404)	(71,649)	(138,958)	(141,279)

Consolidated income before income taxes	$44,795	$35,212	$50,967	$73,974

(1)	The Americas segment is comprised of the United States, Canada and Latin America.
(2)	Defined as Europe, the Middle East and Africa.
(3)	Represents expenses presented to management on a consolidated basis only and not allocated to the operating segments.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net revenues:
Application Virtualization revenues	$244,566	$264,924	$484,360	$532,575
Citrix Online Division revenues	75,350	63,687	147,330	125,672
Application Networking revenues	56,630	54,357	102,019	91,948
Other	16,282	8,762	28,177	18,569

Total net revenue	$392,828	$391,730	$761,886	$768,764

10. RESTRUCTURING

During the first quarter of 2009, the Company announced a restructuring program and reduced its headcount by approximately 450 full-time positions. The restructuring program is expected to be substantially completed by the end of 2009.

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Restructuring charges related to the reduction of the Company’s headcount and non-cancelable lease costs related to the consolidation and exiting of excess facilities by segment consists of the following (in thousands):

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Americas	$1,791	$13,199
EMEA	33	7,354
Asia-Pacific	84	1,624
Online Services division	128	589

Total restructuring charges	$2,036	$22,766

Restructuring accruals

As of June 30, 2009, of the aggregate $2.0 million in outstanding restructuring liability, $1.6 million relates to non-cancelable lease costs related to the consolidation of excess facilities that the Company expects to pay over the lives of the related obligations through fiscal 2011. The Company expects to consolidate additional excess facilities during the remainder of the year and as a result estimates that it will incur an additional $4.5 million to $5.0 million in expense.

The activity in the Company’s restructuring accruals for the six months ended June 30, 2009 is summarized as follows (in thousands):

Total
Balance at January 1, 2009	$—
Employee severance and related costs	21,123
Non-cancelable lease costs and other charges	1,580
Impairment of tenant improvement, furniture, and fixed assets	63
Payments	(20,724)
Reversal of previous charges	—

Balance at June 30, 2009	$2,042

As of June 30, 2009, restructuring accruals by segment consisted of the following (in thousands):

Total
Americas	$1,652
EMEA	390
Asia-Pacific	—
Online services division	—

Total restructuring accruals	$2,042

11. DERIVATIVE FINANCIAL INSTRUMENTS

Cash Flow Hedges

As of June 30, 2009, the Company’s derivative assets and liabilities resulted from cash flow hedges related to its forecasted operating expenses transacted in local currencies. A substantial portion of the Company’s overseas expenses are and will continue to be transacted in local currencies. To protect against fluctuations in operating expenses and the volatility of future cash flows caused by changes in currency exchange rates, the Company has established a program that uses foreign exchange forward contracts to hedge its exposure to these potential changes. The terms of these instruments, and the hedged transactions to which they relate, generally do not exceed 12 months and the maximum term is 18 months.

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

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The total cumulative unrealized gain (loss) on cash flow derivative instruments was $7.1 million and $(3.0) million at June 30, 2009 and December 31, 2008, respectively, and is included in accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets. The net unrealized gain as of June 30, 2009 is expected to be recognized in income over the next twelve months at the same time the hedged items are recognized in income.

As of June 30, 2009, the Company had the following net notional foreign currency forward contracts outstanding (in thousands):

Foreign Currency	Currency Denomination
Australian dollars	AUD 37,152
British pounds sterling	GBP 32,657
Canadian dollars	CAD 6,470
Euro	EUR 45,433
Danish krone	DKK 16,383
Hong Kong dollars	HKD 68,354
Indian rupees	INR 782,290
Japanese yen	JPY 948,365
Singapore dollars	SGD 13,242
Swiss francs	CHF 23,809

Derivatives not Designated as Hedges

The Company utilizes certain derivative instruments that either do not qualify or are not designated for hedge accounting treatment under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Accordingly, changes in the fair value of these contracts are recorded in other income (expense), net.

A substantial portion of the Company’s overseas assets and liabilities are and will continue to be denominated in local currencies. To protect against fluctuations in earnings caused by changes in currency exchange rates when remeasuring the Company’s balance sheet, it utilizes foreign exchange forward contracts to hedge its exposure to this potential volatility. There were no assets or liabilities related to derivatives not designated as hedges as of June 30, 2009 and December 31, 2008.

Fair Values of Derivative Instruments

	Asset Derivatives				Liability Derivatives
(In thousands)
	June 30, 2009		December 31, 2008		June 30, 2009		December 31, 2008
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid and other current assets	$15,318	Prepaid and other current assets	$23,308	Accrued expenses and other current liabilities	$7,376	Accrued expenses and other current liabilities	$27,630

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Effect of Derivative Instruments on Financial Performance

	For the Three Months ended June 30,
	(In thousands)
Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss (Effective Portion)
	2009	2008		2009	2008
Foreign currency forward contracts	$15,752	$(4,301)	Operating expenses	$4,060	$(4,823)

	For the Six Months ended June 30,
	(In thousands)
Derivatives in Cash Flow Hedging Relationships	Amount of Gain Recognized in Other Comprehensive Income (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss (Effective Portion)
	2009	2008		2009	2008
Foreign currency forward contracts	$10,075	$1,309	Operating expenses	$5,122	$(7,433)

There was no material ineffectiveness in the Company’s foreign currency hedging program in the periods presented.

	For the Three Months ended June 30,
	(In thousands)
Derivatives Not Designated as Hedging Instruments	Location of Gain Recognized in Income on Derivative	Amount of Loss Recognized in Income on Derivative
		2009	2008
Foreign currency forward contracts	Other income (expense), net	$(2,524)	$(411)

	For the Six Months ended June 30,
	(In thousands)
Derivatives Not Designated as Hedging Instruments	Location of Gain Recognized in Income on Derivative	Amount of Loss Recognized in Income on Derivative
		2009	2008
Foreign currency forward contracts	Other income (expense), net	$(2,290)	$1,456

12. COMPREHENSIVE INCOME

The components of comprehensive income, net of tax, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income	$42,519	$34,649	$49,446	$69,027
Other comprehensive income:
Change in unrealized gain (loss) on available-for-sale securities	2,653	(1,020)	185	(215)
Net change due to derivative instruments	15,752	(4,301)	10,075	1,309

Comprehensive income	$60,924	$29,328	$59,706	$70,121

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The components of accumulated other comprehensive income, net of tax, are as follows (in thousands):

	June 30, 2009	December 31, 2008
Unrealized loss on available-for-sale securities	$(12,713)	$(12,897)
Unrealized gain (loss) on derivative instruments	7,121	(2,955)

Accumulated other comprehensive loss	$(5,592)	$(15,852)

13. INCOME TAXES

The Company’s net unrecognized tax benefits totaled approximately $29.4 million and $28.3 million as of June 30, 2009 and December 31, 2008, respectively. There were no amounts included in the balance at June 30, 2009 of tax positions, which would not affect the annual effective tax rate, and approximately $0.2 million of accrued interest on tax positions, which is included in income tax expense.

The Company and one or more of its subsidiaries is subject to federal income taxes in the United States, as well as income taxes of multiple state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non- U.S. income tax examinations by tax authorities for years prior to 2004. The Internal Revenue Service commenced an examination of the Company’s U.S. federal income tax returns for 2004 and 2005 in the third quarter of 2006.

The Company is required to estimate its income taxes in each of the jurisdictions in which it operates as part of the process of preparing its condensed consolidated financial statements. At June 30, 2009, the Company had approximately $49.4 million in deferred tax assets. SFAS No. 109, Accounting for Income Taxes, requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company reviews deferred tax assets periodically for recoverability and makes estimates and judgments regarding the expected geographic sources of taxable income and gains from investments, as well as tax planning strategies in assessing the need for a valuation allowance.

In the ordinary course of global business, there are transactions for which the ultimate tax outcome is uncertain; thus, judgment is required in determining the worldwide provision for income taxes. The Company provides for income taxes on transactions based on its estimate of the probable liability. The Company adjusts its provision as appropriate for changes that impact its underlying judgments. Changes that impact provision estimates include such items as jurisdictional interpretations on tax filing positions based on the results of tax audits and general tax authority rulings. Due to the evolving nature of tax rules combined with the large number of jurisdictions in which the Company operates, it is possible that the Company’s estimates of its tax liability and the realizability of its deferred tax assets could change in the future, which may result in additional tax liabilities and adversely affect the Company’s results of operations, financial condition and cash flows.

The Company maintains certain operational and administrative processes in overseas subsidiaries and its foreign earnings are taxed at lower foreign tax rates. The Company does not expect to remit earnings from its foreign subsidiaries. The Company’s effective tax rate was approximately 5.1% and 1.6% for the three months ended June 30, 2009 and 2008, respectively, and 3.0% and 6.7% for the six months ended June 30, 2009 and 2008, respectively.

14. STOCK REPURCHASE PROGRAMS

The Company’s Board of Directors authorized an ongoing stock repurchase program with a total repurchase authority granted to the Company of $2.1 billion, of which $300.0 million was approved in April 2009. The Company may use the approved dollar authority to repurchase stock at any time until the approved amounts are exhausted. The objective of the Company’s stock repurchase program is to improve stockholders’ returns. At June 30, 2009, approximately $312.0 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. A portion of the funds used to repurchase stock over the course of the program was provided by proceeds from employee stock option exercises and the related tax benefit.

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

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the three months ended June 30, 2009, the Company expended approximately $40.0 million on open market purchases, repurchasing 1,319,000 shares of outstanding common stock at an average price of $30.32. In addition, as of June 30, 2009, the Company did not have any prepaid notional amounts remaining under its structured stock repurchase programs and it did not make any up-front payments to financial institutions related to structured stock repurchase agreements.

During the six months ended June 30, 2009, the Company expended approximately $65.0 million on open market purchases, repurchasing 2,422,300 shares of outstanding common stock at an average price of $26.83. In addition, during the period, the Company did not make any up-front payments to financial institutions related to structured stock repurchase agreements.

During the three months ended June 30, 2008, the Company took delivery of 478,145 shares at an average price of $31.85 per share from its structured repurchase agreements and it expended approximately $55.0 million on open market purchases, repurchasing 1,616,933 shares of outstanding common stock at an average price of $33.99. In addition, during the three months ended June 30, 2008 the Company made up-front payments of $20.0 million to certain financial institutions related to structured stock repurchase agreements.

During the six months ended June 30, 2008, the Company took delivery of 2,908,645 shares at an average price of $35.44 per share from its structured repurchase agreements and it expended approximately $116.3 million on open market purchases, repurchasing 3,421,333 shares of outstanding common stock at an average price of $33.98. In addition, during the six months ended June 30, 2008 the Company made up-front payments of $33.9 million to certain financial institutions related to structured stock repurchase agreements.

15. COMMITMENTS AND CONTINGENCIES

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

The Company has an operating lease obligation related to a property that is not fully utilized which continues to 2018 with a total remaining obligation at June 30, 2009 of approximately $5.3 million, of which $1.0 million was accrued as of June 30, 2009, and is reflected in accrued expenses and other current liabilities and other liabilities in the accompanying condensed consolidated balance sheets. In calculating this accrual, the Company made estimates, based on market information, including the estimated vacancy periods and sublease rates and opportunities. The Company periodically re-evaluates its estimates related to this vacant facility.

Legal Matters

Due to the nature of the Company’s business, it is subject to patent infringement claims, including current suits against it or one or more of its wholly-owned subsidiaries by Realtime Data, LLC, SSL Services, LLC, and 01 Communiqué Laboratory Inc. alleging infringement by various Citrix products and services. These complaints were filed separately in the United States District Court for the Eastern District of Texas in April 2008 and in January 2007, and in the United States District Court for the Northern District of Ohio in February 2006, respectively, and seek unspecified damages and other relief. The Company believes that it has meritorious defenses to the allegations made in these complaints and intends to vigorously defend these lawsuits; however, it is unable currently to determine the ultimate outcome of these or similar matters or the potential exposure to loss, if any.

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

16. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued SFAS No. 168, “The ‘FASB Accounting Standards Codification’ and the Hierarchy of Generally Accepted Accounting Principles.” SFAS No 168 establishes the “FASB Accounting Standards Codification” (“Codification”), which was officially launched on July 1, 2009, and became the primary source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under the authority of Federal securities laws are also sources of authoritative GAAP for SEC registrants. The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. As such, the Company plans to adopt SFAS No. 168 in connection with its third quarter 2009 reporting. As the Codification is not intended to change GAAP, the adoption of SFAS No. 168 will have no impact on the Company’s consolidated financial position, results of operations and cash flows.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” SFAS No. 167, which amends FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” (“FIN No. 46(R)”), prescribes a qualitative model for identifying whether a company has a controlling financial interest in a variable interest entity (“VIE”) and eliminates the quantitative model prescribed by FIN No. 46(R). The new model identifies two primary characteristics of a controlling financial interest: (1) provides a company with the power to direct significant activities of the VIE, and (2) obligates a company to absorb losses of and/or provides rights to receive benefits from the VIE. SFAS No. 167 requires a company to reassess on an ongoing basis whether it holds a controlling financial interest in a VIE. A company that holds a controlling financial interest is deemed to be the primary beneficiary of the VIE and is required to consolidate the VIE. This statement is effective for fiscal years beginning after November 15, 2009. As such, the Company plans to adopt SFAS No. 167 effective January 1, 2010 and is currently evaluating the impact of adopting this standard.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our operating results and financial condition have varied in the past and could in the future vary significantly depending on a number of factors. From time to time, information provided by us or statements made by our employees contain “forward-looking” information that involves risks and uncertainties. In particular, statements contained in this Quarterly Report on Form 10-Q, and in the documents incorporated by reference into this Quarterly Report on Form 10-Q, that are not historical facts, including, but not limited to statements concerning new products, development and offerings of products and services, market positioning, Product Licenses, License Updates, Online Services, Technical Services, Application Networking, Citrix Delivery Center, Application Virtualization, Desktop Virtualization, Server Virtualization, Subscription Advantage, XenApp, NetScaler, XenServer and XenDesktop, legal proceedings, corporate bonds, competition and strategy, deferred revenues, stock-based compensation, licensing and subscription renewal programs, intellectual property, international operations, government regulation, seasonal factors, sales and sales cycle, revenue recognition, profitability, growth of revenues, composition of revenues, cost of revenues, operating expenses, sales, marketing and services expenses, general and administrative expenses, research and development, valuations of investments and derivative instruments, reinvestment or repatriation of foreign earnings, gross margins, amortization expense, interest income, foreign currency expense, impairment charges, fair value measurements, investment transactions (including the AIG Capped Floater, our Settlement with UBS and investments in auction rate and available-for-sale securities), changes in domestic and foreign economic conditions and credit markets, the Strategic Restructuring Program and related restructuring charges, including costs associated with the consolidation of excess facilities, customer delays or reductions in technology purchases, anticipated operating and capital expenditure requirements, our cash inflows, cash and non-cash charges, contractual obligations, our Credit Facility, in-process research and development, tax rates, estimates and deductions, FASB Staff Positions and Interpretations, accounting standards, including SFAS No. 109, SFAS No. 157, SFAS No . 159, SFAS No. 167, SFAS No. 168 and FSP No. 115-2, acquisitions, including XenSource and Vapps, stock repurchases, liquidity, payment of dividends and third party licenses, constitute forward-looking statements and are made under the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are neither promises nor guarantees. Our actual results of operations and financial condition have varied and could in the future vary significantly from those stated in any forward-looking statements. The factors described in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2008, as updated in Part II, Item 1A in this Quarterly Report on Form 10-Q, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q, in the documents incorporated by reference into this Quarterly Report on Form 10-Q or presented elsewhere by our management from time to time. Such factors, among others, could have a material adverse effect upon our business, results of operations and financial condition.

Executive Summary

Overview

Management’s discussion and analysis of financial condition and results of operations is intended to help the reader understand our financial condition and results of operations. This section is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2009. The results of operations for the periods presented in this report are not necessarily indicative of the results expected for the full year or for any future period, due in part to the seasonality of our business. Historically, our revenue for the fourth quarter of any year is typically higher than our revenue for the first quarter of the subsequent year.

We design, develop and market virtualization, networking and software-as-a-service solutions to improve customers IT capabilities and cost structure. We market and license our products through multiple channels such as value-added resellers, or VARS, channel distributors, system integrators, independent software vendors, our Websites and original equipment manufacturers.

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

        The recent crisis in the credit markets, difficulties in the financial services sector and the overall weakness in the global economy, is impacting IT spending. Although during the second quarter of 2009 we saw some improvement in our Americas segment, which includes the United States, Canada and Latin America, our overseas business, especially in our EMEA segment, which includes Europe, the Middle East and Africa, is still being significantly impacted by the ongoing weakness in the global economy. We are continuing to see IT projects delayed and in many cases re-evaluated altogether. This environment has caused our current and potential customers to further delay or reduce technology purchases, which has reduced sales of our products and may result in longer sales cycles, slower adoption of new technologies and increased price competition.

At the same time, however, this environment puts a much sharper focus on IT products and services that can reduce cost and deliver quick, tangible return on investment, or ROI. With our customers focused on economic value in technology solutions, we intend to continue highlighting our solutions’ abilities to reduce IT costs, increase business flexibility and deliver ROI.

XenApp and XenDesktop, for example, can reduce the cost of traditional desktop management by virtualizing the desktop and applications in a customer’s datacenter, where they are more easily and efficiently maintained. XenServer and NetScaler can alter the traditional economies of the datacenter by providing much greater levels of flexibility of computing resources, especially with respect to servers, by improving application performance and thereby reducing the amount of processing power involved, and allowing easy reconfiguration of servers for multiple purposes. Our real-time collaboration products offer secure and cost-effective solutions that allow users to host and actively participate in online meetings, webinars and training sessions remotely and reduce costs associated with business travel.

Further, we will endeavor to sustain the long-term growth of our businesses and enhance our current solutions through technological innovation, engineering excellence, selective and strategic acquisition of technology, talent and/or companies, and through a commitment to delivering high-quality products and services to customers and partners. We expect to continue to make strategic investments in research and development of existing and new products, and we will invest in research and development of advanced technologies for future application, including server and desktop delivery infrastructure products. We believe that delivering innovative and high-value solutions through our Citrix Delivery Center is the key to meeting customer and partner needs and achieving our future growth.

From an operations standpoint, in order to operate more efficiently and to drive long-term changes in our cost model, on January 28, 2009, we announced the implementation of a strategic restructuring program, or the Strategic Restructuring Program. The Strategic Restructuring Program included reducing our headcount by approximately 450 full-time positions. In the first quarter of 2009, we incurred a pre-tax charge of $20.7 million related to employee severance and related costs and in the second quarter of 2009 we incurred an additional $2.0 million, which primarily consisted of non-cancelable lease costs related to the consolidation of certain of our facilities. In addition to the Strategic Restructuring Program, we are continuing to take steps to reduce operating costs that include but are not limited to reprioritizing internal projects, reducing contract workers and limiting travel spending.

Summary of Results

For the three months ended June 30, 2009 compared to the three months ended June 30, 2008, a summary of our results included:

•	Product License revenue decreased 15.5% to $129.7 million;

•	License Updates revenue increased 8.8% to $149.3 million;

•	Online Services revenue increased 18.3% to $75.4 million;

•	Technical Services revenue increased 3.1% to $38.5 million;

•	Operating income increased 37.5% to $39.7 million; and

•	Diluted earnings per share increased 24.9% to $0.23.

The decrease in our Product License revenue was primarily driven by decreased sales of our Application Virtualization products, mainly in our EMEA segment. As expected, we saw many customers continue to delay or reduce planned IT projects in response to current macro economic conditions. The increase in License Updates revenue was driven by increased renewals of our Subscription Advantage product over a larger subscriber base. Our Online Services revenue increased due to continued sales strength of our real-time collaboration services. The increase in operating income is primarily due to a reduction in compensation and employee related costs of $29.6 million due to the Strategic Restructuring Program. Partially offsetting this decrease in compensation and employee related costs during the quarter was a correction of the purchase price accounting for the 2007 acquisition of XenSource, Inc. We incorrectly recorded acquisition-related payments to certain employees as purchase consideration and goodwill when it should have been recorded as compensation expense. Accordingly, in the second quarter of 2009, we recorded compensation expense related to this item of $5.4 million, of which $4.6 million related to prior periods, with a corresponding decrease to goodwill. As this adjustment was related to the correction of an error, we performed the analysis required by Staff Accounting Bulletin 99, Materiality, and Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements. Based on our analysis, we concluded that the effect of the error was not material to the prior fiscal years from both a quantitative and qualitative perspective and is not anticipated to be material to the full fiscal year of 2009. In accordance with the guidance set forth in paragraph 29 of APB Opinion No. 28, Interim Financial Reporting, we corrected and disclosed this error in the quarter ended June 30, 2009.

In addition, the recent crisis in the credit markets has caused some of our investments to experience declines in fair value, which have resulted in impairment charges and unrealized losses in our investment portfolio. We do not currently anticipate that the lack of liquidity caused by holding these investments will have a material adverse effect on our operating cashflows or financial position. We continue to monitor our overall investment portfolio and if the credit ratings of the issuers of our investments deteriorate or if the issuers experience financial difficulty, including bankruptcy, we may be required to make additional adjustments to the carrying value of the securities in our investment portfolio and recognize additional impairment charges for declines in fair value which are determined to be other-than-temporary. See “– Liquidity and Capital Resources” below.

2008 Acquisition

In October 2008, we acquired all of the issued and outstanding securities of Vapps, Inc., or Vapps, a privately held Delaware corporation headquartered in Hoboken, New Jersey. Vapps offers high quality audio conferencing solutions to small and medium sized businesses and enterprise and service provider markets that complement our online services products. The total consideration for this transaction was approximately $26.6 million in cash, including $1.0 million in transaction costs. In addition, if certain financial and operational milestones are achieved by the Vapps business, contingent consideration of up to approximately $4.4 million may be earned. The sources of funds for this transaction consisted of available cash and investments. In addition, we assumed approximately 0.1 million unvested stock options upon the closing of the transaction.

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

	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30, 2009 vs. June 30, 2008	Six Months Ended June 30, 2009 vs. June 30, 2008
	2009	2008	2009	2008
Revenues:
Product licenses	$129,692	$153,458	$241,592	$300,418	(15.5)%	(19.6)%
License updates	149,334	137,279	297,532	271,213	8.8	9.7
Online services	75,350	63,687	147,330	125,672	18.3	17.2
Technical services	38,452	37,306	75,432	71,461	3.1	5.6

Total net revenues	392,828	391,730	761,886	768,764	0.3	(0.9)

Cost of net revenues:
Cost of license revenues	11,506	12,781	23,000	23,922	(10.0)	(3.9)
Cost of services revenues	21,132	20,100	42,755	38,797	5.1	10.2
Amortization of product related intangible assets	11,423	12,976	23,522	23,569	(12.0)	(0.2)

Total cost of net revenues	44,061	45,857	89,277	86,288	(3.9)	3.5

Gross margin	348,767	345,873	672,609	682,476	0.8	(1.4)

Operating expenses:
Research and development	75,160	73,965	146,197	145,495	1.6	0.5
Sales, marketing and services	167,130	169,244	330,719	335,689	(1.2)	(1.5)
General and administrative	59,552	68,067	118,041	130,704	(12.5)	(9.7)
Restructuring	2,036	—	22,766	—	100.0	100.0
Amortization of other intangible assets	5,163	5,707	10,157	11,407	(9.5)	(11.0)

Total operating expenses	309,041	316,983	627,880	623,295	(2.5)	0.7

Income from operations	39,726	28,890	44,729	59,181	37.5	(24.4)
Interest income	4,393	7,599	7,108	17,916	(42.2)	(60.3)
Interest expense	(34)	(55)	(158)	(110)	(38.2)	43.6
Other income (expense), net	710	(1,222)	(712)	(3,013)	*	(76.4)

Income before income taxes	44,795	35,212	50,967	73,974	27.2	(31.1)
Income taxes	2,276	563	1,521	4,947	304.3	(69.3)

Net income	$42,519	$34,649	$49,446	$69,027	22.7%	(28.4)%

*	not meaningful

Revenues

Net revenues include the following categories: Product Licenses, License Updates, Online Services and Technical Services. Product Licenses primarily represent fees related to the licensing of the following major products:

•	Our Application Virtualization products, including XenApp;

•	Our Application Networking products, including NetScaler, Branch Repeater and Access Gateway;

•	Our Desktop Virtualization product, including XenDesktop; and

•	Our Server Virtualization product, including XenServer.

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

	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30, 2009 vs. June 30, 2008	Six Months Ended June 30, 2009 vs. June 30, 2008
	2009	2008	2009	2008
	(In thousands)
Product Licenses	$129,692	$153,458	$241,592	$300,418	$(23,766)	$(58,826)
License Updates	149,334	137,279	297,532	271,213	12,055	26,319
Online Services	75,350	63,687	147,330	125,672	11,663	21,658
Technical Services	38,452	37,306	75,432	71,461	1,146	3,971

Total net revenues	$392,828	$391,730	$761,886	$768,764	$1,098	$(6,878)

Product Licenses

Product License revenue decreased for the three months ended June 30, 2009 compared to the three months ended June 30, 2008 primarily due to a decrease in sales of our Application Virtualization products of $26.9 million and a decrease in sales for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 of our Application Virtualization products of $65.5 million. These decreases continue to be driven by weakness in the global economy as discussed in the Executive Summary above. Partially offsetting these decreases were increases in sales of our other products, including our Desktop Virtualization products, which increased $5.6 million when comparing the three months ended June 30, 2009 to the three months ended June 30, 2008 and increased $6.9 million when comparing the six months ended June 30, 2009 to the six months ended June 30, 2008. We currently expect Product License revenue to decrease when comparing the third quarter of 2009 to the third quarter of 2008 due to continued weakness in the global economy and its anticipated impact on our customers IT spending.

License Updates

License Updates revenue increased for the three months ended June 30, 2009 compared to the three months ended June 30, 2008 and for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 primarily due to increasing renewals related to our Subscription Advantage program over a larger base of subscribers. We currently anticipate that License Updates revenue will increase when comparing the third quarter of 2009 to the third quarter of 2008 primarily due to expected renewals from our installed customer base. This increase, however, will be at a slower rate than experienced in 2008.

Online Services

Online Services revenue increased for the three months ended June 30, 2009 compared to the three months ended June 30, 2008 and for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 primarily due to increased sales of our real time application collaboration products. We currently expect Online Services revenues to continue to increase when comparing the third quarter of 2009 to the third quarter of 2008.

Technical Services

Technical Services revenue increased for the three months ended June 30, 2009 compared to the three months ended June 30, 2008 primarily due to increased sales of support services related to our Application Networking products of $4.6 million. Technical Services revenue increased for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 primarily due to increased sales of support services related to our Application Networking products of $10.1 million. Partially offsetting these increases were decreases in sales of consulting and education services related to our Application Virtualization products which decreased $3.8 million when comparing the three months ended June 30, 2009 to the three months ended June 30, 2008 and which decreased $5.7 million when comparing the six months ended June 30, 2009 compared to the six months ended June 30, 2008. We currently expect Technical Services sales to increase slightly when comparing the third quarter of 2009 to the third quarter of 2008.

Deferred Revenue

Deferred revenues are primarily comprised of revenue from our Subscription Advantage product, Online Services revenues from annual service agreements for our online services products and Technical Services revenues related to our support services and consulting contracts. Deferred revenues increased approximately $4.6 million as of June 30, 2009 compared to December 31, 2008 primarily due to increased sales of related to our support services of $7.6 million, increased sales of our online service agreements of $7.3 million and renewals related to our Subscription Advantage product of $5.3 million. These increases were partially offset by decreases in new sales of our Subscription Advantage product of $13.3 million. We currently expect deferred revenues to increase in 2009 although at a slower rate when compared to 2008.

International Revenues

International revenues (sales outside the United States) accounted for approximately 42.1% of our net revenues for the three months ended June 30, 2009 and 44.4% of our net revenues for the three months ended June 30, 2008. International revenues accounted for approximately 42.9% of our net revenues for the six months ended June 30, 2009 and 45.4% of our net revenues for the six months ended June 30, 2008. See discussion below and Note 9 to our condensed consolidated financial statements for detailed information on segment revenues.

Segment Revenues

An analysis of our reportable segment net revenue is presented below (in thousands):

					Increase for the
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30, 2009 vs. June 30, 2008	Six Months Ended June 30, 2009 vs. June 30, 2008
	2009	2008	2009	2008
Americas (1)	$173,753	$168,015	$329,543	$324,838	3.4%	1.5%
EMEA (2)	112,637	127,493	225,355	254,415	(11.7)	(11.4)
Asia-Pacific	31,088	32,535	59,658	63,839	(4.4)	(6.5)
Online Services division	75,350	63,687	147,330	125,672	18.3	17.2

Net revenues	$392,828	$391,730	$761,886	$768,764	0.3%	(0.9)%

(1)	Our Americas segment is comprised of the United States, Canada and Latin America.
(2)	Defined as Europe, Middle East and Africa.

In the Americas segment, the increase in net revenue was primarily due to increases in renewals related to our Subscription Advantage program. When comparing the three months ended June 30, 2009 to the three months ended June 30, 2008 License Updates revenue in the Americas increased $6.5 million and when comparing the six months ended June 30, 2009 to the six months ended June 30, 2008 it increased $13.5 million. These increases in the Americas segment were partially offset by decreases in Product License revenue resulting from the continued weakness in the economy. When comparing the three months ended June 30, 2009 to the three months ended June 30, 2008 Product License revenue in the Americas decreased $1.9 million and when comparing the six months ended June 30, 2009 to the six months ended June 30, 2008 it increased $11.7 million.

In EMEA the decrease in revenue was primarily driven by the continued economic downturn impacting the region. The decrease in revenue was primarily due to a decrease in Product License revenue. When comparing the three months ended June 30, 2009 to the three months ended June 30, 2008 Product License revenue in EMEA decreased $20.6 million and when comparing the six months ended June 30, 2009 to the six months ended June 30, 2008 it decreased $42.3 million. These decrease were partially offset by increases in renewals related to our Subscription Advantage program. When comparing the three months ended June 30, 2009 to the three months ended June 30, 2008 License Updates revenue in EMEA increased $5.4 million and when comparing the six months ended June 30, 2009 to the six months ended June 30, 2008 it increased $12.1 million.

In Asia-Pacific, or APAC, the decrease in revenue was primarily driven by the continued economic downturn impacting the region. The decrease in revenue was primarily due to a decrease in Product License revenue.

The increases in the Online Services division’s revenues for the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008, were due primarily to increased sales of our real time application collaboration products. See Note 9 of our condensed consolidated financial statements for additional information on our segment revenues.

Cost of Net Revenues

	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30, 2009 vs. June 30, 2008	Six Months Ended June 30, 2009 vs. June 30, 2008
	2009	2008	2009	2008
	(In thousands)
Cost of license revenues	$11,506	$12,781	$23,000	$23,922	$(1,275)	$(922)
Cost of services revenues	21,132	20,100	42,755	38,797	1,032	3,958
Amortization of product related intangible assets	11,423	12,976	23,522	23,569	(1,553)	(47)

Total cost of net revenues	$44,061	$45,857	$89,277	$86,288	$(1,796)	$2,989

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

Cost of product license revenues decreased for the three months ended June 30, 2009 compared to the three months ended June 30, 2008 and for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 primarily due to decreased sales of our Application Networking products which contain hardware components that have a higher cost than our other software products. Cost of services revenues increased for the three months ended June 30, 2009 compared to the three months ended June 30, 2008 and for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 primarily due to an increase in sales of our real time application collaboration products. Amortization of product-related intangible assets decreased for the three months ended June 30, 2009 compared to the three months ended June 30, 2008 primarily due to certain of our product related intangible assets reaching maturity during the period. We currently anticipate that cost of product license revenues will decrease when comparing the third quarter of 2009 to the third quarter of 2008 as a result of the anticipated decrease in Product License sales.

Gross Margin

Gross margin as a percentage of revenue was 88.8% for the three months ended June 30, 2009 and 88.3% for the three months ended June 30, 2008. Gross margin as a percentage of revenue was 88.3% for the six months ended June 30, 2009 and 88.8% for the six months ended June 30, 2008. We currently expect that our gross margin will remain relatively flat for the remainder of 2009 due to the factors discussed above under “—Revenues” and “—Cost of Net Revenues.”

Operating Expenses

Foreign Currency Impact on Operating Expenses

A substantial majority of our overseas operating expenses and capital purchasing activities are transacted in local currencies and are therefore subject to fluctuations in foreign currency exchange rates. In order to minimize the impact on our operating results, we generally initiate our hedging of currency exchange risks up to one year in advance of anticipated foreign currency expenses. When the dollar is weak, the resulting increase to foreign currency denominated expenses will be partially offset by the gain in our hedging contracts. When the dollar is strong, the resulting decrease to foreign currency denominated expenses will be partially offset by the aggregate loss in our hedging contracts. There is a risk that there will be fluctuations in foreign currency exchange rates beyond the one-year timeframe for which we hedge our risk. Due to the generally weaker dollar during the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008, our operating expenses were higher when converted to U.S. dollars, but these higher expenses were partially offset by gains in our hedging programs.

Other Items Impacting Operating Expenses

The Strategic Restructuring Program included reducing our headcount by approximately 450 full-time positions and the consolidation of excess facilities. Due to the Strategic Restructuring Program, we expect that for the remainder of 2009 we will experience decreases in compensation and employee related costs across all functional areas including research and development, sales, marketing and services and general and administrative expenses. These savings will be offset as we continue to make strategic investments in the business during the remainder of 2009. In addition, the reduction in our headcount and consolidation of our facilities is currently expected to result in pre-tax savings in compensation and other employee related costs of approximately $49.8 million during 2009. For more information regarding the Strategic Restructuring Program, see the Executive Summary above.

In addition, during the first quarter of 2009, we revised our methodology for allocating depreciation and certain facilities-related costs to more closely align these allocated costs to the employees directly utilizing the assets and facilities.

Research and Development Expenses

	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30, 2009 vs. June 30, 2008	Six Months Ended June 30, 2009 vs. June 30, 2008
	2009	2008	2009	2008
	(In thousands)
Research and development	$75,160	$73,965	$146,197	$145,495	$1,195	$702

Research and development expenses consisted primarily of personnel related costs and facility and equipment costs directly related to our research and development activities. We expensed substantially all development costs included in the research and development of our products and new functionality added to our existing products as incurred, except for certain core technologies which were technologically feasible.

Research and development expenses increased for the three months ended June 30, 2009 compared to the three months ended June 30, 2008 due to a $5.2 million increase in compensation expense due to the adjustment of goodwill related to our XenSource Acquisition and a $4.3 million increase in depreciation and facility-related costs due primarily to the revised allocation methodology described above. These increases are partially offset by a $7.5 million decrease in compensation and other employee related costs due to the implementation of the Strategic Restructuring Program.

Research and development expenses increased for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 due to a $5.2 million increase in compensation expense due to the adjustment of goodwill related to our XenSource Acquisition and an increase of $9.0 million in depreciation and facility- related costs due primarily to the revised allocation methodology described above. These increases are partially offset by a $12.8 million decrease in compensation and other employee related costs due to the implementation of the Strategic Restructuring Program. For more information regarding the adjustment made to the XenSource acquisition goodwill, see the Executive Summary above.

Sales, Marketing and Services Expenses

	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30, 2009 vs. June 30, 2008	Six Months Ended June 30, 2009 vs. June 30, 2008
	2009	2008	2009	2008
	(In thousands)
Sales, marketing and services	$167,130	$169,244	$330,719	$335,689	$(2,114)	$(4,970)

Sales, marketing and services expenses consisted primarily of personnel-related costs, including sales commissions, the costs of marketing programs aimed at increasing revenue, such as advertising, trade shows, public relations and other market development programs and costs related to our facilities, equipment and information systems that are directly related to our sales, marketing and services activities.

Sales, marketing and services expenses decreased for the three months ended June 30, 2009 compared to the three months ended June 30, 2008 primarily due to a $15.3 million decrease in compensation and other employee related costs resulting from the implementation of the Strategic Restructuring Program. This decrease was partially offset by a $7.1 million increase in depreciation and other facility-related costs due primarily to the revised allocation methodology described above and a $4.7 million increase due to the settlement of foreign currency contracts during the period which was offset by lower foreign currency denominated expenses due to a stronger U.S. dollar. See also “Foreign Currency Impact on Operating Expenses” above for more information on the effect of our hedging programs on our operating expenses.

Sales, marketing and services expenses decreased for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 primarily due to a $32.2 million decrease in compensation and other employee related costs resulting from the implementation of the Strategic Restructuring Program. This decrease was partially offset by a $15.1 million increase in depreciation and other facility-related costs due primarily to the revised allocation methodology described above and a $10.6 million increase due to the settlement of foreign currency contracts during the period which was offset by lower foreign currency denominated expenses due to a stronger U.S. dollar. See also “Foreign Currency Impact on Operating Expenses” above for more information on the effect of our hedging programs on our operating expenses.

General and Administrative Expenses

	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30, 2009 vs. June 30, 2008	Six Months Ended June 30, 2009 vs. June 30, 2008
	2009	2008	2009	2008
	(In thousands)
General and administrative	$59,552	$68,067	$118,041	$130,704	$(8,515)	$(12,663)

General and administrative expenses consisted primarily of personnel-related costs, costs related to outside consultants assisting with regulatory compliance and information systems, as well as accounting and legal fees.

General and administrative expenses decreased for the three months ended June 30, 2009 compared to the three months ended June 30, 2008 primarily due to the revised methodology of allocating depreciation and other facility related costs as described above (net of current period additions) accounting for $7.3 million of the decrease, a decrease in stock-based compensation expense of $4.3 million and a decrease of $3.2 million in compensation and other employee related costs resulting from the implementation of the Strategic Restructuring Program. These decreases were partially offset by an increase in legal fees of $3.2 million.

        General and administrative expenses decreased for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 primarily due to the revised methodology of allocating depreciation and other facility related costs as described above (net of current period additions) accounting for $13.3 million of the decrease, a decrease in stock-based compensation expense of $3.3 million and a decrease in compensation and other employee related costs resulting from the implementation of the Strategic Restructuring Program of $3.1 million. These decreases were partially offset by an increase in legal fees of $3.7 million.

Restructuring Expenses

	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30, 2009 vs. June 30, 2008	Six Months Ended June 30, 2009 vs. June 30, 2008
	2009	2008	2009	2008
	(In thousands)
Restructuring	$2,036	$—	$22,766	$—	$2,036	$22,766

On January 28, 2009, we announced the implementation of the Strategic Restructuring Program, which primarily included the reduction of our headcount by approximately 450 full-time positions. In the second quarter of 2009, we incurred a pre-tax charge of $2.0 million of which $1.6 million related to the consolidation of certain of our facilities. During the six months ended June 30, 2009 we incurred a pre-tax charge of $22.8 million of which $21.1 million related to severance and other costs directly related to the reduction of our workforce and $1.6 million related to the consolidation of certain of our facilities.

The restructuring program is expected to be substantially complete by the end of 2009. We currently expect to consolidate additional facilities over the remainder of the year and as a result we anticipate that we will incur an additional $4.5 million to $5.0 million in expense related to exiting these facilities.

Amortization of Other Intangible Assets

	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30, 2009 vs. June 30, 2008	Six Months Ended June 30, 2009 vs. June 30, 2008
	2009	2008	2009	2008
	(In thousands)
Amortization of other intangible assets	$5,163	$5,707	$10,157	$11,407	$(544)	$(1,250)

The decrease in amortization of other intangible assets when comparing the three months ended June 30, 2009 to the three months ended June 30, 2008 and the six months ended June 30, 2009 to the six months ended June 30, 2008 was not significant. As of June 30, 2009, we had unamortized other identified intangible assets with estimable useful lives in the net amount of $76.7 million.

Interest Income

	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30, 2009 vs. June 30, 2008	Six Months Ended June 30, 2009 vs. June 30, 2008
	2009	2008	2009	2008
	(In thousands)
Interest income	$4,393	$7,599	$7,108	$17,916	$(3,206)	$(10,808)

Interest income decreased for the three months ended June 30, 2009 compared to the three months ended June 30, 2008 and for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 primarily due to decreased interest rates earned on overall average cash, cash equivalent and investment balances. We currently expect interest income to continue to be lower for the remainder of 2009 when compared to 2008 due to the effect of lower market interest rates. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Other Income (Expense), Net

	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30, 2009 vs. June 30, 2008	Six Months Ended June 30, 2009 vs. June 30, 2008
	2009	2008	2009	2008
	(In thousands)
Other income (expense), net	$710	$(1,222)	$(712)	$(3,013)	$1,932	$2,301

Other income (expense), net, is primarily comprised of realized gains (losses) related to changes in the fair value of our investments that have a decline in fair value that is considered other-than-temporary and on the sale of available-for-sale investments and remeasurement of foreign currency transaction gains (losses). The increase in other income (expense), net, during the three months ended June 30, 2009 compared to the three months ended June 30, 2008 is primarily due to an increase in gains related to our foreign currency transactions. The decrease in other expense, net, when comparing the six months ended June 30, 2009 compared to the six months ended June 30, 2008 is due primarily to an impairment of our investments in auction rate securities being recorded in the first half of 2008 that we determined to have an other-than-temporary decline in value. For more information on our investments in auction rate securities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Income Taxes

As of June 30, 2009, our net unrecognized tax benefits totaled approximately $28.3 million. There were no amounts included in the balance at June 30, 2009 for tax positions which would not affect the annual effective tax rate and approximately $0.2 million of accrued interest on tax positions, which is included in income tax expense.

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

We are required to estimate our income taxes in each of the jurisdictions in which we operate as part of the process of preparing our condensed consolidated financial statements. At June 30, 2009, we have approximately $49.4 million in deferred tax assets. SFAS No. 109, Accounting for Income Taxes, requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We review deferred tax assets periodically for recoverability and make estimates and judgments regarding the expected geographic sources of taxable income and gains from investments, as well as tax planning strategies in assessing the need for a valuation allowance.

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

We maintain certain operational and administrative processes in overseas subsidiaries, and our foreign earnings are taxed at lower foreign tax rates. We do not expect to remit earnings from our foreign subsidiaries. Our effective tax rate was approximately 5.1% for the three months ended June 30, 2009 and 1.6% for the three months ended June 30, 2008, and 3.0% for the six months ended June 30, 2009 and 6.7% for the six months ended June 30, 2007, respectively. The increase in the effective tax rate when comparing the three months ended June 30, 2009 to the three months ended June 30, 2008 is primarily due to an increase in income in geographic locations taxed at a higher rate. The decrease in the effective tax rate when comparing the six months ended June 30, 2009 to the six months ended June 30, 2008 is due primarily to higher restructuring costs in locations taxed at higher rates.

Liquidity and Capital Resources

During the six months ended June 30, 2009, we generated positive operating cash flows of $168.2 million. These cash flows related primarily to net income of $49.4 million, adjusted for, among other things, non-cash charges, including depreciation and amortization expenses of $68.2 million, stock-based compensation expense of $56.6 million, and a goodwill adjustment of $5.4 million. These cash inflows are partially offset by an aggregate decrease in operating assets and liabilities of $8.3 million, net of effects of our acquisitions, the tax effect of stock-based compensation of $5.5 million and an operating cash outflow of $2.9 million related to the excess benefit from the exercise of stock options. Our investing activities used $215.1 million of cash consisting primarily of cash paid for net purchases of investments of $168.6 million Also contributing to these cash outflows are the purchase of property and equipment of $40.2 million. Our financing activities provided cash of $15.1 million primarily from proceeds received from the issuance of common stock under our employee stock-based compensation plans of $77.2 million partially offset by expenditures on our stock repurchase program of $65.0 million.

During the six months ended June 30, 2008, we generated positive operating cash flows of $181.3 million. These cash flows related primarily to net income of $69.0 million, adjusted for, among other things, non-cash charges, including stock-based compensation expense of $61.0 million, depreciation and amortization expenses of $59.3 million, and the tax effect of stock-based compensation of $4.0 million. These cash inflows are partially offset by an aggregate decrease in operating assets and liabilities of $15.7 million, net of effects of our acquisitions and an operating cash outflow of $4.8 million related to the excess benefit from the exercise of stock options. Our investing activities used $146.3 million of cash consisting primarily of cash paid for the purchase of property and equipment of $62.3 million and the expenditure of $31.5 million for licensing agreements and the purchase of product related intangible assets. Also contributing to these cash outflows are net purchases of investments of $50.3 million. Our financing activities used cash of $113.7 million primarily related to our stock repurchase program of $150.1 million partially offset by proceeds received from the issuance of common stock under our employee stock-based compensation plans of $32.0 million.

Historically, significant portions of our cash inflows were generated by our operations. We currently expect this trend to continue throughout 2009. We believe that our existing cash and investments together with cash flows expected from operations will be sufficient to meet expected operating and capital expenditure requirements for the next 12 months.

Cash, Cash Equivalents and Investments

	June 30, 2009	December 31, 2008	2009 Compared to 2008
	(In thousands)
Cash, cash equivalents and investments	$987,344	$850,881	$136,463

The increase in cash, cash equivalents and investments when comparing June 30, 2009 to December 31, 2008, is primarily due to cash provided by our operating activities of $168.2 million and cash received from the issuance of common stock under our employee stock-based compensation plans of $77.2 million partially offset by expenditures made on our stock repurchases of $65.0 million and purchases of property and equipment of $40.2 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.” We generally invest our cash and cash equivalents in investment grade, highly liquid securities to allow for flexibility in the event of immediate cash needs. Our short-term and long-term investments primarily consist of interest-bearing securities.

Available-for-sale investments

As of June 30, 2009, we recorded an unrealized loss of approximately $14.4 million, which is included in accumulated other comprehensive loss, related to our $50.0 million face value investment issued by AIG Matched Funding Corporation, or the AIG Capped Floater, which matures in September 2011. American International Group, Inc., or AIG, as the issuer’s parent, provided a guarantee of the security at the time of purchase in September 2006. The unrealized loss was primarily caused by AIG experiencing liquidity challenges which were reportedly precipitated by problems in the capital markets. AIG’s lack of liquidity triggered a downgrade in the credit ratings for its long-term issues to A- and A3 by two rating agencies on October 3, 2008. As a result of AIG’s liquidity challenges, in November 2008 the Federal Reserve Bank of New York, or the FRBNY, intervened with a five-year credit facility to help stabilize AIG and the overall market. In addition, on March 2, 2009, AIG announced further actions were taken in cooperation with the U.S. Department of Treasury and the FRBNY to provide AIG with additional financial stability. As of the date of this report, AIG has not been reported to have defaulted on capital repayments to holders of its recently matured debt and it continues to pay us interest on the AIG Capped Floater. Because we do not intend to sell the AIG Capped Floater and it is more likely than not that we will not be required to sell the security before the recovery of its amortized cost basis, which may not occur until maturity, we do not consider the security to be other-than-temporarily impaired.

If AIG’s financial position deteriorates, we may be required to further adjust the carrying value of the AIG Capped Floater and potentially recognize an impairment charge for an other-than-temporary decline in the fair value of the investment. Based on our available cash and other investments, we do not currently anticipate that the lack of liquidity caused by holding the AIG Capped Floater to recovery will have a material adverse effect on our financial position.

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

Trading Investments

As of June 30, 2009, we held municipal auction rate securities, of which substantially all were triple-A rated, with an aggregate par value of approximately $45.4 million, whose underlying assets are generally student loans that are substantially backed by the federal government under the Federal Family Education Loan Program through investment accounts managed by UBS Financial Services, Inc., or UBS. The market for municipal auction rate securities in our portfolio began experiencing auction failures on February 13, 2008 and there have been no successful auctions for the securities held in our portfolio since the failures began. In November 2008, we formally accepted the terms of a settlement from UBS, or the Settlement. Upon accepting the terms of the Settlement, we received an enforceable, non-transferable right, or the Put Option, that would enable us to sell our auction rate securities back to UBS during the period between June 30, 2010 and July 2, 2012 at par value. Accordingly, we recorded the fair value of the Put Option in other assets in our financial statements and contemporaneously made the fair value election as permitted by SFAS No. 159, as amended, The Fair Value Option for Financial Assets and Financial Liabilities. Therefore, we record changes in the fair value of the Put Option in earnings. During the six months ended June 30, 2009, we recorded a gain of $1.4 million related to our investments in auction rate securities and a corresponding loss of $1.4 million related to the Put Option, both of which are included in other income (expense), net, in our condensed consolidated statements of income.

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

During 2008, we measured our AIG Capped Floater using indicative pricing for another AIG security with similar terms, or the Referenced Security, which had regular trading activity, a Level 2 observation. During 2009, trading on the Referenced Security significantly decreased; therefore, in order to capture the continued volatility in market conditions specific to AIG through June 30, 2009, we adjusted the value of the AIG Capped Floater based on the direction of the trading activity observed on several other floating rate AIG debt securities with varying maturity dates. Since this adjustment required us to make assumptions that were not directly or indirectly observable regarding the AIG Capped Floater’s fair value during 2009, it was transferred to Level 3 during the first quarter of 2009 and is included in the table below as a transfer to Level 3.

Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

	Put Option	Long-term Investments	Total
	(In thousands)
Balance at December 31, 2008	$7,378	$37,919	$45,297
Transfers to Level 3	—	35,620	35,620
Total realized (losses) gains included in earnings	(1,392)	1,399	7

Balance at June 30, 2009	$5,986	$74,938	$80,924

Realized (losses) gains included in earnings for the period are reported in other income (expense), net.

Accounts Receivable, Net

	June 30, 2009	December 31, 2008	2009 Compared to 2008
	(In thousands)
Accounts receivable	$231,352	$239,998	$(8,646)
Allowance for returns	(1,817)	(1,641)	(176)
Allowance for doubtful accounts	(5,351)	(7,061)	1,710

Accounts receivable, net	$224,184	$231,296	$(7,112)

The decrease in accounts receivable when comparing June 30, 2009 to December 31, 2008 was primarily due to increased collections in the first quarter of 2009 on higher sales in the fourth quarter of 2008. Our allowance for returns was $1.8 million at June 30, 2009 compared to $1.6 million at December 31, 2008. The activity in our allowance for returns was comprised primarily of $1.8 million of provisions for returns recorded in the first six month of 2009 partially offset by $1.6 million in credits issued for stock balancing rights. The activity in our allowance for doubtful accounts was primarily comprised of $3.0 million of uncollectible accounts written off, net of recoveries, partially offset by additional provisions for doubtful accounts of $1.3 million recorded during the first six months of 2009. From time to time, we could maintain individually significant accounts receivable balances from our distributors or customers, which are comprised of large business enterprises, governments and small and medium-sized businesses. If the financial condition of our distributors or customers deteriorates, our operating results could be adversely affected.

Credit Facility

Effective on August 9, 2005, we entered into the Credit Facility with a group of financial institutions, or the Lenders. Effective September 27, 2006, we entered into an amendment and restatement of the Credit Facility, or the Amendment. The Amendment decreased the overall range of interest we will pay on amounts outstanding on the Credit Facility and lowered the facility fee. In addition, the Amendment extended the term of the Credit Facility. The Credit Facility, as amended, allows us to increase the revolving credit commitment up to a maximum aggregate revolving credit commitment of $175.0 million. The Credit Facility, as amended, currently provides for a revolving line of credit that will expire on September 27, 2011 in the aggregate amount of $100.0 million, subject to continued covenant compliance. A portion of the revolving line of credit (1) in the aggregate amount of $25.0 million may be available for issuances of letters of credit and (2) in the aggregate amount of $15.0 million may be available for swing line loans. The Credit Facility, as amended, currently bears interest at the London Interbank Offered Rate, or LIBOR, plus 0.32% and adjusts in the future in the range of 0.32% to 0.80% above LIBOR based on the level of our total debt and our adjusted earnings before interest, taxes, depreciation and amortization, or EBITDA. In addition, we are required to pay an annual facility fee ranging from 0.08% to 0.20% based on the aggregate amount available under the Credit Facility, as amended, and the level of our total debt and adjusted EBITDA. During the three and six months ended June 30, 2009, no funds were borrowed under the Credit Facility, as amended, and as of June 30, 2009 there were no amounts outstanding under the Credit Facility, as amended.

The Credit Facility, as amended, contains customary default provisions, and we must comply with various financial and non-financial covenants. The financial covenants consist of a minimum interest coverage ratio and a maximum consolidated leverage ratio. The primary non-financial covenants contain certain limits on our ability to pay dividends, conduct certain mergers or acquisitions, make certain investments and loans, incur future indebtedness or liens, alter our capital structure or sell stock or assets. As of June 30, 2009, we were in compliance with all covenants of the Credit Facility.

Stock Repurchase Program

Our Board of Directors authorized an ongoing stock repurchase program with a total repurchase authority granted to us of $2.1 billion, of which $300.0 million was approved in April 2009. We may use the approved dollar authority to repurchase stock at any time until the approved amounts are exhausted. The objective of our stock repurchase program is to improve stockholders’ returns. At June 30, 2009, approximately $312.0 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. A portion of the funds used to repurchase stock over the course of the program was provided by proceeds from employee stock option exercises and the related tax benefit.

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

During the three months ended June 30, 2009, we expended approximately $40.0 million on open market purchases, repurchasing 1,319,000 shares of outstanding common stock at an average price of $30.32. In addition, as of June 30, 2009, we did not have any prepaid notional amounts remaining under our structured stock repurchase programs and we did not make any up-front payments to financial institutions related to structured stock repurchase agreements.

During the six months ended June 30, 2009, we expended approximately $65.0 million on open market purchases, repurchasing 2,422,300 shares of outstanding common stock at an average price of $26.83. In addition, during the period, we did not make up-front payments to certain financial institutions related to structured stock repurchase agreements.

During the three months ended June 30, 2008, we took delivery of 478,145 shares at an average price of $31.85 per share from our structured repurchase agreements and we expended approximately $55.0 million on open market purchases, repurchasing 1,616,933 shares of outstanding common stock at an average price of $33.99. In addition, during the three months ended June 30, 2008 we made up-front payments of $20.0 million to certain financial institutions related to structured stock repurchase agreements.

During the six months ended June 30, 2008, we took delivery of 2,908,645 shares at an average price of $35.44 per share from our structured repurchase agreements and we expended approximately $116.3 million on open market purchases, repurchasing 3,421,333 shares of outstanding common stock at an average price of $33.98. In addition, during the six months ended June 30, 2008 we made up-front payments of $33.9 million to certain financial institutions related to structured stock repurchase agreements.

Office Leases

We have an operating lease obligation related to a property that is not fully utilized which continues to 2018 with a total remaining obligation at June 30, 2009 of approximately $5.3 million, of which $1.0 million was accrued as of June 30, 2009, and is reflected in accrued expenses and other current liabilities and other liabilities in our condensed consolidated financial statements. In calculating this accrual, we made estimates, based on market information, including the estimated vacancy periods and sublease rates and opportunities. We periodically re-evaluate our estimates related to this vacant facility.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes with respect to the information appearing in Part II, Item 7A., “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2009, our management, with the participation of our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that, as of June 30, 2009, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated our management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Due to the nature of our business, we are subject to patent infringement claims, including current suits against us or one or more of our wholly-owned subsidiaries by Realtime Data, LLC, SSL Services, LLC, and 01 Communiqué Laboratory Inc. alleging infringement by various Citrix products and services. These complaints were filed separately in the United States District Court for the Eastern District of Texas in April 2008 and in January 2007, and in the United States District Court for the Northern District of Ohio in February 2006, respectively, and seek unspecified damages and other relief. We believe that we have meritorious defenses to the allegations made in these complaints and intend to vigorously defend these lawsuits; however, we are unable currently to determine the ultimate outcome of these or similar matters or the potential exposure to loss, if any.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer

Our Board of Directors has authorized an ongoing stock repurchase program with a total repurchase authority granted to us of $2.1 billion, of which $300.0 million was authorized in April 2009. The objective of the stock repurchase program is to improve stockholders’ returns. At June 30, 2009, approximately $312.0 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. The following table shows the monthly activity related to our stock repurchase program for the quarter ended June 30, 2009:

	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or approximate dollar value) of Shares (or Units) that may yet be Purchased under the Plans or Programs
April 1, 2009 through April 30, 2009	—	$—	—	$352,018
May 1, 2009 through May 31, 2009	766,600	28.85	766,600	329,899
June 1, 2009 through June 30, 2009	552,400	32.36	552,400	312,022

Total	1,319,000	$30.32	1,319,000	$312,022

(1)	Represents shares received under our prepaid stock repurchase programs and acquired in open market purchases. We expended approximately $40.0 million during the quarter ended June 30, 2009 for repurchases of our common stock. For more information see Note 14 to our condensed consolidated financial statements.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s stockholders elected Thomas F. Bogan, Nanci Caldwell and Gary E. Morin, each as a Class II director, to serve for a three-year term expiring at the Company’s annual meeting of stockholders in 2012 or until his or her successor has been duly elected and qualified or until his or her earlier resignation or removal. The directors were elected by the votes cast at the 2009 annual meeting as follows: 156,449,343 shares voted for the election of Thomas F. Bogan, 158,586,591 shares voted for the election of Nanci Caldwell and 154,978,902 shares voted for the election of Gary E. Morin; 3,113,445 shares voted against the election of Thomas F. Bogan, 976,329 shares voted against the election of Nanci Caldwell and 4,583,558 shares voted against the election of Gary E. Morin; and 100,723 shares abstained from voting in the election of Thomas F. Bogan, 100,589 shares abstained from voting in the election of Nanci Caldwell and 101,050 shares abstained from voting in the election of Gary E. Morin. No other persons were nominated, nor received votes, for election as a director of the Company at the 2009 annual meeting. The other directors of the Company whose terms continued after the 2009 annual meeting were Stephen M. Dow, Godfrey R. Sullivan, Murray J. Demo, Asiff S. Hirji and Mark B. Templeton.

The Company’s stockholders approved the amendment to the Company’s 2005 Equity Incentive Plan. The votes cast for this proposal at the 2009 annual meeting were as follows: 121,214,898 shares voted for, 22,956,430 shares voted against and 114,757 shares abstained from voting. There were 15,377,425 broker non-votes with respect to this proposal.

The Company’s stockholders approved the ratification of the accounting firm of Ernst & Young LLP as the Company’s independent registered public accountants for the fiscal year 2009. The votes cast for this proposal at the 2009 annual meeting were as follows: 157,389,398 shares voted for, 2,108,777 voted against and 165,335 shares abstained from voting.

ITEM 5.	OTHER INFORMATION

The Company’s policy governing transactions in its securities by its directors, officers and employees permits its officers, directors and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The Company has been advised that each of David J. Henshall, Senior Vice President and Chief Financial Officer; Brett Caine, Senior Vice President, Online Services Division; Al Monserrat, Senior Vice President, Sales and Services; and Gordon Payne, Senior Vice President, Delivery Systems Division, entered into a new trading plan in the second quarter of 2009 in accordance with Rule 10b5-1 and the Company’s policy governing transactions in its securities, in each case for the purpose of exercising soon to expire stock options and to sell the underlying shares of common stock. The Company undertakes no obligation to update or revise the information provided herein, including for revision or termination of an established trading plan.

During the second quarter of 2009, the Company finalized the details of the facilities consolidation pursuant to its Strategic Restructuring Program announced during the first quarter of 2009. During the second quarter of 2009, the Company decided to close two leased offices. The Company incurred a pre-tax charge of approximately $1.6 million in the second quarter of 2009 related to the facilities consolidation, consisting primarily of non-cancelable lease costs, of which approximately $37,000 resulted from cash expenditures. This charge was in addition to the approximately $20.7 million of pre-tax charges incurred by the Company in the first quarter of 2009 related to the workforce reduction component of the Strategic Restructuring Program. The Company expects to consolidate additional excess facilities during the remainder of the year and as a result estimates that it will incur an additional $3.0 million to $3.5 million in expense.

ITEM 6.	EXHIBITS

(a)	List of exhibits

Exhibit No.	Description
10.1*	Fifth Amendment to Citrix Systems, Inc. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 4, 2009)
10.2*	Form of Restricted Stock Unit Agreement
31.1	Rule 13a-14(a) / 15d-14(a) Certification
31.2	Rule 13a-14(a) / 15d-14(a) Certification
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial statements from Citrix Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, as filed with the SEC on August 7, 2009, formatted in XBRL, as follows:
(i) the Condensed Consolidated Balance Sheets
(ii) the Condensed Consolidated Statement of Income
(iii) the Condensed Consolidated Statements of Cash Flows
(iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks to text
* Indicates a management contract or a compensatory plan, contract or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 7th day of August 2009.

CITRIX SYSTEMS, INC.

By:	/S/ DAVID J. HENSHALL
David J. Henshall
Senior Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1*	Fifth Amendment to Citrix Systems, Inc. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 4, 2009)

10.2*	Form of Restricted Stock Unit Agreement

31.1	Rule 13a-14(a) / 15d-14(a) Certification

31.2	Rule 13a-14(a) / 15d-14(a) Certification

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial statements from Citrix Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, as filed with the SEC on August 7, 2009, formatted in XBRL, as follows:

(i) the Condensed Consolidated Balance Sheets
(ii) the Condensed Consolidated Statement of Income
(iii) the Condensed Consolidated Statements of Cash Flows
(iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks to text

*	Indicates a management contract or a compensatory plan, contract or arrangement.