Form 10-Q
period 2009-09-30
CITRIX SYSTEMS INC
filed 2009-11-04
CIK 877890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

As of October 30, 2009 there were 182,979,777 shares of the registrant’s Common Stock, $.001 par value per share, outstanding.

CITRIX SYSTEMS, INC.

Form 10-Q

For the Quarterly Period Ended September 30, 2009

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CITRIX SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30, 2009	December 31, 2008
	(In thousands, except par value)
Assets
Current assets:
Cash and cash equivalents	$300,368	$326,121
Short-term investments—available-for-sale	278,299	249,175
Accounts receivable, net of allowances of $6,683 and $8,702 at September 30, 2009 and December 31, 2008, respectively	237,897	231,296
Inventories, net	8,793	11,226
Prepaid expenses and other current assets	100,756	84,530
Current portion of deferred tax assets, net	35,152	37,792

Total current assets	961,265	940,140
Long-term investments—trading	39,103	37,919
Long-term investments—available-for-sale	472,598	237,666
Property and equipment, net	251,174	254,334
Goodwill	900,294	904,504
Other intangible assets, net	228,536	270,222
Long-term portion of deferred tax assets, net	15,083	12,936
Other assets	45,921	36,585

	$2,913,974	$2,694,306

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$47,220	$46,672
Accrued expenses and other current liabilities	183,121	195,550
Current portion of deferred revenues	495,193	488,695

Total current liabilities	725,534	730,917
Long-term portion of deferred revenues	60,741	44,780
Other liabilities	835	744
Commitments and contingencies
Stockholders’ equity:
Preferred stock at $.01 par value: 5,000 shares authorized, none issued and outstanding	—	—
Common stock at $.001 par value: 1,000,000 shares authorized; 263,007 and 255,755 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	263	256
Additional paid-in capital	2,528,022	2,305,187
Retained earnings	1,489,936	1,387,067
Accumulated other comprehensive income (loss)	7,520	(15,852)

	4,025,741	3,676,658
Less— common stock in treasury, at cost (80,233 and 75,699 shares at September 30, 2009 and December 31, 2008, respectively)	(1,898,877)	(1,758,793)

Total stockholders’ equity	2,126,864	1,917,865

	$2,913,974	$2,694,306

See accompanying notes.

CITRIX SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands, except per share information)
Revenues:
Product licenses	$129,060	$157,537	$370,652	$457,955
License updates	151,041	141,251	448,573	412,464
Online services	78,878	64,949	226,208	190,621
Technical services	42,063	35,156	117,495	106,617

Total net revenues	401,042	398,893	1,162,928	1,167,657

Cost of net revenues:
Cost of product license revenues	13,191	10,555	36,191	34,477
Cost of services revenues	20,685	19,785	63,440	58,582
Amortization of product related intangible assets	11,542	11,948	35,064	35,517

Total cost of net revenues	45,418	42,288	134,695	128,576

Gross margin	355,624	356,605	1,028,233	1,039,081

Operating expenses:
Research and development	68,865	72,500	215,062	217,995
Sales, marketing and services	168,233	169,072	498,952	504,761
General and administrative	57,254	61,866	175,295	192,570
Restructuring	61	—	22,827	—
Amortization of other intangibles	5,111	5,468	15,268	16,875

Total operating expenses	299,524	308,906	927,404	932,201

Income from operations	56,100	47,699	100,829	106,880
Interest income	4,059	7,316	11,167	25,232
Interest expense	(85)	(143)	(243)	(253)
Other income (expense), net	1,651	(3,992)	939	(7,005)

Income before income taxes	61,725	50,880	112,692	124,854
Income taxes	8,302	1,731	9,823	6,678

Net income	$53,423	$49,149	$102,869	$118,176

Earnings per share:
Basic	$0.29	$0.27	$0.57	$0.64

Diluted	$0.29	$0.26	$0.56	$0.63

Weighted average shares outstanding:
Basic	182,531	182,228	181,541	183,764

Diluted	186,334	185,666	184,344	187,886

See accompanying notes.

CITRIX SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
	(In thousands)
Operating Activities
Net income	$102,869	$118,176
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	50,332	52,392
Depreciation and amortization of property and equipment	51,991	37,554
Stock-based compensation expense	84,480	90,910
(Gain) loss on investments	(18)	3,921
Provision for doubtful accounts	1,473	1,443
Provision for product returns	2,666	1,848
Provision for inventory reserves	1,704	454
Tax effect of stock-based compensation	(4,392)	4,349
Excess tax benefit from exercise of stock options	(6,943)	(5,379)
Goodwill adjustment	5,393	—
Effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	2,601	(1,488)
Other non-cash items	2,456	2,772

Total adjustments to reconcile net income to net cash provided by operating activities	191,743	188,776
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(7,238)	3,394
Inventories	729	(3,478)
Prepaid expenses and other current assets	(26,816)	(18,442)
Other assets	(5,188)	678
Deferred tax assets, net	(135)	(12,718)
Accounts payable	(3,693)	(15,756)
Accrued expenses and other current liabilities	27,203	1,924
Deferred revenues	22,459	38,474
Other liabilities	128	(5,031)

Total changes in operating assets and liabilities, net of the effects of acquisitions	7,449	(10,955)

Net cash provided by operating activities	302,061	295,997
Investing Activities
Purchases of available-for-sale investments	(810,624)	(498,893)
Proceeds from sales of available-for-sale investments	352,219	224,469
Proceeds from maturities of available-for-sale investments	201,292	271,951
Purchases of property and equipment	(56,800)	(87,559)
Purchases of other assets	(3,000)	—
Cash paid for acquisitions, net of cash acquired	(2,120)	(2,139)
Cash paid for licensing agreements and product related intangible assets	(3,290)	(31,968)

Net cash used in investing activities	(322,323)	(124,139)
Financing Activities
Proceeds from issuance of common stock under stock-based compensation plans	129,135	37,452
Excess tax benefit from exercise of stock options	6,943	5,379
Stock repurchases, net	(139,990)	(225,095)
Other	(95)	—
Payments on debt	—	(407)

Net cash used in by financing activities	(4,007)	(182,671)
Effect of exchange rate changes on cash and cash equivalents	(1,484)	5,142

Change in cash and cash equivalents	(25,753)	(5,671)
Cash and cash equivalents at beginning of period	326,121	223,749

Cash and cash equivalents at end of period	$300,368	$218,078

See accompanying notes.

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Citrix Systems, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments, which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown, are of a normal recurring nature and have been reflected in the condensed consolidated financial statements and accompanying notes. In addition, the Company has evaluated subsequent events through November 4, 2009, the date of the issuance of this Form 10-Q. The results of operations for the periods presented are not necessarily indicative of the results expected for the full year or for any future period partially because of the seasonality of the Company’s business. Historically, the Company’s revenue for the fourth quarter of any year is typically higher than the revenue for the first quarter of the subsequent year. The information included in these condensed consolidated financial statements should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this report and the condensed consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

During the second quarter of 2009, the Company determined that it had incorrectly recorded acquisition-related payments to certain employees in connection with the October 2007 acquisition of XenSource, Inc. as purchase consideration and goodwill when it should have been recorded as compensation expense. Accordingly, in the second quarter of 2009, the Company recorded $5.4 million of compensation expense related to this item, of which $4.6 million related to prior periods, with a corresponding decrease to goodwill. As this adjustment was related to the correction of an error, the Company performed the analysis required by Staff Accounting Bulletin 99, Materiality, and Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements. Based on this analysis, the Company concluded that the effect of the error was not material to the prior fiscal years from both a quantitative and qualitative perspective. The error does not affect the quarter ended September 30, 2009 and is not anticipated to be material to the full fiscal year of 2009. In accordance with the authoritative guidance on interim reporting, the Company corrected and disclosed this error in the quarter ended June 30, 2009.

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

Investments

Short-term and long-term investments at September 30, 2009 and December 31, 2008 primarily consist of agency securities, corporate securities, municipal securities, government securities and commercial paper. Investments classified as available-for-sale are stated at fair value with unrealized gains and losses, net of taxes, reported in accumulated other comprehensive loss. Investments classified as trading securities are stated at fair value with unrealized gains and losses reported in earnings. The Company classifies its available-for-sale investments as current and non-current based on their actual remaining time to maturity. The Company does not recognize changes in the fair value of its available-for-sale investments in income unless a decline in value is considered other-than-temporary in accordance with the authoritative guidance. In April 2009, the Financial Accounting Standards Board (the “FASB”) amended the existing guidance on determining whether an impairment for investments in debt securities is other-than-temporary. The Company adopted the new guidance in the second quarter of 2009 and there was no impact to the Company’s results of operations upon adoption.

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

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Inventory

Inventories are stated at the lower of cost or market on an average cost method and primarily consist of finished goods as of September 30, 2009 and December 31, 2008.

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

The Company’s revenue recognition policies are in compliance with the FASB’s authoritative guidance governing software revenue recognition and because the Company’s Online Services provide applications as an online service, the Company also follows the provisions of Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition.

The Company recognizes revenue when all of the following criteria are met: persuasive evidence of the arrangement exists; delivery has occurred or the service has been provided and the Company has no remaining obligations; the fee is fixed or determinable; and collectability is probable. Net revenues include the following categories: Product Licenses, License Updates, Online Services and Technical Services. Product Licenses revenues primarily represent fees related to the licensing of the Company’s software and hardware appliance products. These revenues are reflected net of sales allowances, cooperative advertising agreements and provisions for returns. License Updates revenues consist of fees related to the Subscription Advantage program that are recognized ratably over the term of the contract, which is typically 12-24 months. Subscription Advantage is a renewable program that provides subscribers with immediate access to software upgrades, enhancements and maintenance releases when and if they become available during the term of the contract. Online Services revenues consist primarily of fees related to online service agreements, which are recognized ratably over the contract term. In addition, Online Services revenues may also include set-up fees, which are recognized ratably over the contract term or the expected customer life, whichever is longer. Technical Services revenues are comprised of fees from technical support services, which are recognized ratably over the contract term, as well as revenues from product training and certification, and consulting services revenue related to implementation of the Company’s products, which is recognized as the services are provided.

The Company licenses most of its software products bundled with a one year contract for license updates that provide the end-user with unspecified enhancements and upgrades to the licensed product on a when and if available basis. Customers may also elect to purchase subscriptions for license updates, when not bundled with the initial product purchase. Technical support, product training or consulting services may be purchased separately by the customer. Online services are sold separately. The Company allocates revenue to license updates and any other undelivered elements of the arrangement based on vendor specific objective evidence (“VSOE”) of fair value of each element and such amounts are deferred until the applicable delivery criteria and other revenue recognition criteria described above have been met. The balance of the revenues, net of any discounts inherent in the arrangement, is recognized at the outset of the arrangement using the residual method as the product licenses are delivered.

In the normal course of business, the Company is not obligated to accept product returns from its distributors under any conditions, unless the product item is defective in manufacture, but the Company does provide most of its distributors with stock balancing and price protection rights. Stock balancing rights permit distributors to return products to the Company up to the forty-fifth day of the fiscal quarter, subject to ordering an equal dollar amount of its other products prior to the last day of the same fiscal quarter. Price protection rights require that the Company grants retroactive price adjustments for inventories of its products held by distributors or resellers if it lowers its prices for such products. Product items returned to the Company under the stock balancing program must be in new, unused and unopened condition. The Company establishes provisions for estimated returns, as well as other sales allowances, concurrently with the recognition of revenue. Allowances for estimated product returns amounted to approximately $1.5 million and $1.6 million at September 30, 2009 and December 31, 2008, respectively.

Accounting for Stock-Based Compensation Plans

The Company has various stock-based compensation plans for its employees and outside directors and accounts for stock-based compensation arrangements in accordance with the authoritative guidance, which requires the Company to measure and record compensation expense in its consolidated financial statements using a fair value method. See Note 7 for further information regarding the Company’s stock-based compensation plans.

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share information):

	Three Months ended September 30,		Nine Months ended September 30,
	2009	2008	2009	2008
Numerator:
Net income	$53,423	$49,149	$102,869	$118,176

Denominator:
Denominator for basic earnings per share — weighted-average shares outstanding	182,531	182,228	181,541	183,764
Effect of dilutive employee stock awards	3,803	3,438	2,803	4,122

Denominator for diluted earnings per share — weighted-average shares outstanding	186,334	185,666	184,344	187,886

Basic earnings per share	$0.29	$0.27	$0.57	$0.64

Diluted earnings per share	$0.29	$0.26	$0.56	$0.63

Anti-dilutive weighted-average shares	12,151	26,799	18,704	24,126

4. ACQUISITIONS

2008 Acquisition

In October 2008, the Company acquired all of the issued and outstanding securities of Vapps, Inc. (“Vapps”), a privately held Delaware corporation headquartered in Hoboken, New Jersey. Vapps offers high quality audio conferencing solutions to small and medium sized businesses and enterprise and service provider markets that complement the Company’s online services products. The total consideration for this transaction was approximately $26.6 million in cash, including $1.0 million in transaction costs. In addition, if certain financial and operational milestones are achieved by the Vapps business, contingent consideration of up to approximately $4.4 million may be earned. The sources of funds for this transaction consisted of available cash and investments. In addition, the Company assumed approximately 0.1 million unvested stock options upon the closing of the transaction. Revenues from Vapps are included in the Company’s Online Services revenue. The Vapps’ results of operations have been included in the Company’s consolidated results of operations beginning after the date of its acquisition. In connection with the acquisition of Vapps, the Company allocated $19.5 million to goodwill, $8.2 million to product related technologies and $2.6 million to other intangible assets. The goodwill related to the acquisition of Vapps was assigned to the Company’s Online Services segment and is not deductible for tax purposes. See Note 9 for segment information.

Purchase Accounting for Acquisitions

The fair values used in determining the purchase price allocation for certain intangible assets for the Company’s acquisition was based on estimated discounted future cash flows, royalty rates and historical data, among other information. Purchased in-process research and development (“IPR&D”) of $1.1 million was expensed immediately upon the closing of the acquisition of Vapps because it pertained to technology that was not currently technologically feasible, meaning it had not reached the working model stage, did not contain all of the major functions planned for the product, was not ready for initial customer testing and had no alternative future use. The fair value assigned to IPR&D was determined using the income approach, which includes estimating the revenue and expenses associated with a project’s sales cycle and by estimating the amount of after-tax cash flows attributable to the projects. The future cash flows were discounted to present value utilizing an appropriate risk-adjusted rate of return, which ranged from 21% to 25%. The rate of return determination included a factor that takes into account the uncertainty surrounding the successful development of the IPR&D.

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5. INVESTMENTS

Available-for-sale Investments

Investments in available-for-sale securities at fair value were as follows for the periods ended (in thousands):

	September 30, 2009				December 31, 2008
Description of the Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency securities	$448,526	$1,753	$(644)	$449,635	$258,574	$2,291	$(1,074)	$259,791
Corporate securities	250,402	1,391	(6,140)	245,653	164,255	295	(14,775)	149,775
Municipal securities	42,275	38	—	42,313	39,646	132	(17)	39,761
Government securities	11,344	170	(17)	11,497	28,450	263	(52)	28,661
Commercial paper	1,799	—	—	1,799	4,274	9	—	4,283
Money market funds	—	—	—	—	1,976	—	—	1,976
Other	—	—	—	—	2,594	—	—	2,594

Total	$754,346	$3,352	$(6,801)	$750,897	$499,769	$2,990	$(15,918)	$486,841

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

For the three and nine months ended September 30, 2009, the Company received proceeds from sales of available-for-sale investments of $105.1 million and $352.2 million, respectively, and for the three and nine months ended September 30, 2008, it received proceeds from the sales of available-for-sale investments of $90.9 million and $224.5 million, respectively. For the three and nine months ended September 30, 2009, the Company had realized gains on the sales of available-for-sale investments of $0.3 million and $0.6 million, respectively. The Company had realized losses on the sales of available-for-sale investments of $0.1 million during both the three and nine months ended September 30, 2009. For the three and nine months ended September 30, 2008, the Company had realized gains on the sales of available- for-sale investments of $0.1 million and $0.4 million, respectively. The Company had realized losses on the sales of available-for-sale investments of $0.1 million during both the three and nine months ended September 30, 2008. All realized gains and losses related to the sales of available-for-sale investments are included in other income (expense), net, in the accompanying condensed consolidated statements of income.

The average remaining maturities of the Company’s short-term and long-term available-for-sale investments at September 30, 2009 were approximately five months and 11 years, respectively.

Unrealized Losses on Available-for-Sale Investments

The following table shows the gross unrealized losses and fair value of the Company’s available-for-sale investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position as of September 30, 2009 (in thousands):

	Less than 12 Months		12 Months or Greater		Total
Description of the Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate securities	$33,061	$(67)	$47,934	$(6,073)	$80,995	$(6,140)
Agency securities	73,283	(494)	8,923	(150)	82,206	(644)

Total	$106,344	$(561)	$56,857	$(6,223)	$163,201	$(6,784)

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company’s unrealized loss in corporate bonds is primarily comprised of an investment issued by AIG Matched Funding Corporation (the “AIG Capped Floater”) with a face value of $50.0 million, which matures in September 2011. American International Group, Inc. (“AIG”), as the issuer’s parent, provided a guarantee of the security at the time of purchase in September 2006. As of September 30, 2009, the unrealized loss of $5.8 million, which is included in accumulated other comprehensive loss, was primarily caused by AIG experiencing liquidity challenges which were reportedly precipitated by problems in the capital markets. AIG’s lack of liquidity triggered a downgrade in the credit ratings for its long-term issues to A- and A3 by two rating agencies on October 3, 2008. As a result of AIG’s liquidity challenges, in November 2008, the Federal Reserve Bank of New York (“FRBNY”) intervened with a five-year credit facility to help stabilize AIG and its effect on the overall market. In addition, on March 2, 2009, AIG announced that further actions were taken in cooperation with the U.S. Department of Treasury and the FRBNY to provide AIG with additional financial stability. As of the date of this report, AIG has not been reported to have defaulted on capital repayments to holders of its recently matured debt and it continues to pay interest on the Company’s AIG Capped Floater. Because the Company does not intend to sell the AIG Capped Floater and it is more likely than not that it will not be required to sell the security before the recovery of its amortized cost basis, which may not occur until maturity, it does not consider the security to be other-than-temporarily impaired.

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

Trading Investments

As of September 30, 2009, the Company held municipal auction rate securities, the majority of which are triple-A rated, with an aggregate par value of approximately $45.2 million, whose underlying assets are generally student loans that are substantially backed by the federal government under the Federal Family Education Loan Program through investment accounts managed by UBS Financial Services, Inc. (“UBS”). The market for municipal auction rate securities in the Company’s portfolio began experiencing auction failures on February 13, 2008 and there have been no successful auctions for the securities held in its portfolio since the failures began. In November 2008, the Company formally accepted the terms of a settlement (the “Settlement”) from UBS. Upon accepting the terms of the Settlement, the Company received an enforceable, non-transferrable right (the “Put Option”) that enables it to sell its auction rate securities back to UBS during the period between June 30, 2010 and July 2, 2012 at par value. Accordingly, the Company recorded the fair value of the Put Option in other assets in the accompanying condensed consolidated balance sheet and contemporaneously made the fair value election as permitted by the authoritative guidance which states that companies may elect the fair value option for eligible financial assets. Subsequently, the Company records changes in the fair value of the Put Option in earnings. During the nine months ended September 30, 2009, the Company recorded a gain of $1.2 million related to its investments in auction rate securities and a corresponding loss of $1.3 million related to the Put Option, both of which are included in other income (expense), net, in the accompanying condensed consolidated statements of income.

6. FAIR VALUE MEASUREMENTS

On January 1, 2008, the Company adopted the authoritative guidance for fair value measurements for financial assets and financial liabilities. The authoritative guidance, which, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. Fair value is defined as the exit price, representing the amount that would either be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1. Observable inputs such as quoted prices in active markets for identical assets or liabilities;

•	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	As of September 30, 2009	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Short-term investments- available-for-sale	$278,299	$278,299	$—	$—
Prepaid expenses and other current assets	15,221	—	15,221	—
Other assets	6,052	—	—	6,052
Long-term investments- trading	39,103	—	—	39,103
Long-term investments- available-for-sale	472,598	428,367	—	44,231
Accrued expenses and other current liabilities	2,547	—	2,547	—

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

During 2008, the Company measured its AIG Capped Floater using indicative pricing for another AIG security with similar terms (the “Referenced Security”) which had regular trading activity, a Level 2 observation. During 2009, trading in the Referenced Security significantly decreased and other floating rate AIG debt securities with regular trading activity were too close to their maturities to be used to establish fair value for the AIG Capped Floater. Therefore, in order to measure the AIG Capped Floater at fair value, the Company used a discounted cash flow model which utilized a two-year swap rate, which is the rate at which LIBOR could be fixed for the remaining two years until maturity of the security, to derive the cash flows from the AIG Capped Floater. The Company then discounted those cash flows at a rate reflecting the market risk inherent in holding an AIG security with a similar maturity as evidenced by pricing in the markets. Since utilizing a discounted cash flow model required the Company to make assumptions that were not directly or indirectly observable regarding the AIG Capped Floater’s fair value during 2009, it was transferred to Level 3 and is included in the table below as a transfer to Level 3.

Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

	Put Option	Long-term Investments	Total
	(In thousands)
Balance at December 31, 2008	$7,378	$37,919	$45,297
Transfers to Level 3	—	44,231	44,231
Total realized (losses) gains included in earnings	(1,326)	1,185	(141)

Balance at September 30, 2009	$6,052	$83,335	$89,387

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

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. STOCK-BASED COMPENSATION

The Company’s stock-based compensation program is a broad based, long-term retention program that is intended to attract and reward talented employees and align stockholder and employee interests. As of September 30, 2009, the Company had two stock-based compensation plans under which it was granting stock options and non-vested stock units. The Company is currently granting stock-based awards from its 2005 Equity Incentive Plan (as amended, the “2005 Plan”) and its 2005 Employee Stock Purchase Plan (the “2005 ESPP”). In connection with certain of the Company’s acquisitions, the Company has assumed several plans from the acquired companies. The Company’s Board of Directors has provided that no new awards will be granted under the Company’s acquired stock plans. The Company’s superseded and expired stock plans include the Amended and Restated 1995 Stock Plan, Second Amended and Restated 2000 Director and Officer Stock Option and Incentive Plan, Second Amended and Restated 1995 Non-Employee Director Stock Option Plan and Third Amended and Restated 1995 Employee Stock Purchase Plan. Awards previously granted under these plans and still outstanding typically expire ten years from the date of grant and will continue to be subject to all the terms and conditions of such plans, as applicable.

Under the terms of the 2005 Plan, the Company is authorized to grant incentive stock options (“ISOs”), non-qualified stock options (“NSOs”), non-vested stock, non-vested stock units, stock appreciation rights (“SARs”), and performance units and to make stock-based awards to full and part-time employees of the Company and its subsidiaries or affiliates, where legally eligible to participate, as well as consultants and non-employee directors of the Company. Currently, the 2005 Plan provides for the issuance of a maximum of 32,100,000 shares of common stock. Under the 2005 Plan, ISOs must be granted at exercise prices no less than fair market value on the date of grant, except for ISOs granted to employees who own more than 10% of the Company’s combined voting power, for which the exercise prices must be no less than 110% of the fair market value at the date of grant. NSOs and SARs must be granted at no less than fair market value on the date of grant, or in the case of SARs in tandem with options, at the exercise price of the related option. Non-vested stock awards may be granted for such consideration in cash, other property or services, or a combination thereof, as determined by the Company’s Compensation Committee of its Board of Directors. All stock-based awards are exercisable upon vesting. The Company’s policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award. As of September 30, 2009, there were 38,394,378 shares of common stock reserved for issuance pursuant to the Company’s stock-based compensation plans and the Company had authorization under its 2005 Plan to grant 12,907,691 additional stock-based awards.

Under the 2005 ESPP, all full-time and certain part-time employees of the Company are eligible to purchase common stock of the Company twice per year at the end of a six-month payment period (a “Payment Period”). During each Payment Period, eligible employees who so elect may authorize payroll deductions in an amount no less than 1% nor greater than 10% of his or her base pay for each payroll period in the Payment Period. At the end of each Payment Period, the accumulated deductions are used to purchase shares of common stock from the Company up to a maximum of 12,000 shares for any one employee during a Payment Period. Shares are purchased at a price equal to 85% of the fair market value of the Company’s common stock on the last business day of a Payment Period. Employees who, after exercising their rights to purchase shares of common stock in the 2005 ESPP, would own shares representing 5% or more of the voting power of the Company’s common stock, are ineligible to participate under the 2005 ESPP. The 2005 ESPP provides for the issuance of a maximum of 10,000,000 shares of common stock. As of September 30, 2009, 1,544,040 shares had been issued under the 2005 ESPP. The Company recorded stock-based compensation costs related to the 2005 ESPP of $0.5 million and $1.6 million for the three and nine months ended September 30, 2009, respectively.

Stock-Based Compensation

The detail of the total stock-based compensation recognized by income statement classification is as follows (in thousands):

Income Statement Classifications	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Cost of services revenues	$371	$498	$1,192	$1,426
Research and development	14,332	15,460	42,876	44,709
Sales, marketing and services	8,740	8,539	24,078	24,145
General and administrative	4,449	5,425	16,334	20,630

Total	$27,892	$29,922	$84,480	$90,910

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The weighted average fair value of stock options granted during the three months ended September 30, 2009 was $9.21. The total intrinsic value of options exercised during the three and nine months ended September 30, 2009 was $34.2 million and $68.9 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares. As of September 30, 2009, there was $93.3 million of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted-average period of 1.54 years.

The assumptions used to value option grants are as follows:

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Expected volatility factor	0.35	0.43	0.35 – 0.44	0.39 –0.43
Approximate risk free interest rate	1.61%	2.75%	1.31% - 1.61%	2.47% – 2.84%
Expected term (in years)	3.27	3.37	3.17 – 3.37	3.35 – 3.56
Expected dividend yield	0%	0%	0%	0%

Non-vested Stock

The Company assumed shares of non-vested stock in conjunction with its acquisition of XenSource, Inc. Upon assumption, these shares were reset to vest over three years at a rate of 33.3% of the shares one year from date of grant and at a rate of 2.78% monthly thereafter based on service. As of September 30, 2009, the number of non-vested shares granted and outstanding was 451,998 and there was $17.4 million of total unrecognized compensation cost related to non-vested stock. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.08 years.

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

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Annually, the Company also awards vice presidents and senior executives non-vested stock units from the 2005 Plan that vest based on service. These non-vested stock units vest 33.33% on each anniversary subsequent to the date of the award. Each non-vested stock unit, upon vesting, will represent the right to receive one share of the Company’s common stock. In addition, the Company awards non-vested stock units to all of its non-employee directors. These units vest monthly in equal installments based on service and, upon vesting, each stock unit represents the right to receive one share of the Company’s common stock. As of September 30, 2009, the number of non-vested stock units outstanding was 916,574 and there was $14.2 million of total unrecognized compensation cost related to non-vested stock units. The unrecognized cost is expected to be recognized over a weighted-average period of 1.82 years.

Long-term Incentive Plan

In May 2009, the Company granted certain senior level executives restricted stock units that vest based on market and service conditions as part of a long-term incentive plan. The number of restricted stock units underlying each award is determined at the end of a three-year performance period. In order to vest, the Company’s stock price must appreciate by at least ten percent by the end of the performance period. If the Company’s stock appreciation is at least ten percent then the percentage of the restricted stock units that will vest will be determined by comparing the Company’s stock price appreciation to the appreciation of the weighted average of two stock market indices comprised of the Standard & Poor’s 500 Index (the “S&P 500”), which has been assigned a two-thirds weighting and the iShares Standard & Poor’s North America Technology Index (the “IGM”), which has been assigned a one-third weighting. Based on the level of performance, up to 200% of the award may vest. After vesting, the shares underlying the award will be issued at the earlier of six months and one day after the participant’s separation from the Company or the participant’s death. In the event of a change in control of the Company, the payout of any award is limited to a prorated portion of such award based upon a performance assessment prior to the change in control date.

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

The estimated fair value of each award was $24.16 as of the date of grant. As of September 30, 2009, the number of restricted stock units granted pursuant to this award was 175,667 and there was $3.7 million of total unrecognized compensation cost related to restricted stock units. The unrecognized cost is expected to be recognized over 2.33 years.

8. LONG-TERM DEBT

Effective on August 9, 2005, the Company entered into a revolving credit facility (the “Credit Facility”) with a group of financial institutions (the “Lenders”). Effective September 27, 2006, the Company entered into an amendment and restatement of its Credit Facility (the “Amendment”). The Amendment decreased the overall range of interest rates the Company must pay on amounts outstanding on the Credit Facility and lowered the facility fee. In addition, the Amendment extended the term of the Credit Facility. The Credit Facility, as amended, allows the Company to increase the revolving credit commitment up to a maximum aggregate revolving credit commitment of $175.0 million. The Credit Facility, as amended, currently provides for a revolving line of credit that will expire on September 27, 2011 in the aggregate amount of $100.0 million, subject to continued covenant compliance. A portion of the revolving line of credit (i) in the aggregate amount of $25.0 million may be available for issuances of letters of credit and (ii) in the aggregate amount of $15.0 million may be available for swing line loans. The Credit Facility, as amended, currently bears interest at LIBOR plus 0.32% and adjusts in the range of 0.32% to 0.80% above LIBOR based on the level of the Company’s total debt and its

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) as defined in the agreement. In addition, the Company is required to pay a quarterly facility fee ranging from 0.08% to 0.20% based on the aggregate amount available under the Credit Facility, as amended, and the level of the Company’s total debt and its adjusted EBITDA. Borrowings under the Credit Facility, as amended, are guaranteed by the Company and certain of the Company’s U.S. and foreign subsidiaries, which guarantees are secured by a pledge of shares of certain foreign subsidiaries. As of September 30, 2009, there were no amounts outstanding under the Credit Facility, as amended.

The Credit Facility, as amended, contains customary default provisions, and the Company must comply with various financial and non-financial covenants. The financial covenants consist of a minimum interest coverage ratio and a maximum consolidated leverage ratio. The primary non-financial covenants contain certain limits on the Company’s ability to pay dividends, conduct certain mergers or acquisitions, make certain investments and loans, incur future indebtedness or liens, alter the Company’s capital structure or sell stock or assets. As of September 30, 2009, the Company was in compliance with all covenants of the Credit Facility.

9. SEGMENT INFORMATION

The Company operates in a single industry segment consisting of the design, development and marketing of technology solutions that allow applications to be delivered, supported and shared on-demand. The Company’s revenues are derived from sales of its Desktop Solutions, comprised primarily of Application Virtualization revenues, and Datacenter and Cloud Solutions, comprised primarily of Application Networking revenues, and related technical services in the Americas, Europe, the Middle East and Africa (“EMEA”) and Asia-Pacific regions and from its online services sold by its Online Services division. These three geographic regions and the Online Services division constitute the Company’s four reportable segments.

The Company does not engage in intercompany revenue transfers between segments. The Company’s chief operating decision maker (“CODM”) evaluates the Company’s performance based primarily on profitability in the geographic locations in which the Company operates and separately evaluates the performance of its Online Services division. Segment profit for each segment includes certain sales, marketing, general and administrative expenses directly attributable to the segment, including research and development costs in the Online Services division and excludes certain expenses that are managed outside the reportable segments. Costs excluded from segment profit primarily consist of certain research and development costs associated with the Desktop Solutions and Datacenter and Cloud Solutions, restructuring charges, stock-based compensation costs, amortization of product related technology, amortization of other intangible assets, interest, corporate expenses and income taxes. Corporate expenses are comprised primarily of corporate marketing costs, stock-based compensation costs, operations and certain general and administrative expenses, which are separately managed. Accounting policies of the Company’s segments are the same as its consolidated accounting policies.

Net revenues and segment profit, classified by the Company’s four reportable segments are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net revenues:
Americas (1)	$177,843	$168,898	$507,386	$493,736
EMEA (2)	112,366	131,487	337,721	385,902
Asia-Pacific	31,955	33,559	91,613	97,398
Online Services division	78,878	64,949	226,208	190,621

Consolidated	$401,042	$398,893	$1,162,928	$1,167,657

Segment profit:
Americas (1)	$102,703	$88,207	$277,408	$245,663
EMEA (2)	72,403	84,528	216,357	247,226
Asia-Pacific	5,150	6,272	16,543	17,964
Online Services division	25,335	20,087	67,550	56,329
Unallocated expenses (3):
Amortization of intangible assets	(16,653)	(17,416)	(50,332)	(52,392)
Research and development	(62,724)	(66,065)	(194,859)	(198,717)
Restructuring	(61)	—	(22,827)	—
Net interest and other income	5,625	3,181	11,863	17,974
Other corporate expenses	(70,053)	(67,914)	(209,011)	(209,193)

Consolidated income before income taxes	$61,725	$50,880	$112,692	$124,854

(1)	The Americas segment is comprised of the United States, Canada and Latin America.
(2)	Defined as Europe, the Middle East and Africa.
(3)	Represents expenses presented to management on a consolidated basis only and not allocated to the operating segments.

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In addition to evaluating the Company’s profitability by geography, including the Company’s Online Services division, its CODM also evaluates revenues by product groupings. Accordingly, the following table presents revenues for Product Licenses, License Updates and product related Technical Services by product grouping for the Company’s Application Virtualization products, Application Networking products and other products and Online services revenues for the Online Services division’s products, for the following periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net revenues:
Application Virtualization revenues	$249,964	$273,056	$734,324	$805,631
Citrix Online Division revenues	78,878	64,949	226,208	190,621
Application Networking revenues	54,355	47,450	156,374	139,398
Other	17,845	13,438	46,022	32,007

Total net revenues	$401,042	$398,893	$1,162,928	$1,167,657

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

Restructuring charges related to the reduction of the Company’s headcount and non-cancelable lease costs related to the consolidation and exiting of excess facilities by segment consists of the following (in thousands):

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Americas	$20	$13,219
EMEA	106	7,460
Asia-Pacific	(7)	1,617
Online Services division	(58)	531

Total restructuring charges	$61	$22,827

Restructuring accruals

As of September 30, 2009, the $1.1 million in outstanding restructuring liability primarily relates to non-cancelable lease costs related to the consolidation of excess facilities that the Company expects to pay over the lives of the related obligations through fiscal 2012. The Company expects to consolidate additional excess facilities during the remainder of the year and as a result estimates that it will incur an additional $4.0 million to $4.5 million in expense primarily in the Americas.

The activity in the Company’s restructuring accruals for the nine months ended September 30, 2009 is summarized as follows (in thousands):

Total
Balance at January 1, 2009	$—
Employee severance and related costs	21,315
Non-cancelable lease costs and other charges	1,327
Impairment of tenant improvement, furniture, and fixed assets	185
Payments	(21,730)
Reversal of previous charges	—

Balance at September 30, 2009	$1,097

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of September 30, 2009, restructuring accruals by segment consisted of the following (in thousands):

Total
Americas	$921
EMEA	176
Asia-Pacific	—
Online services division	—

Total restructuring accruals	$1,097

11. DERIVATIVE FINANCIAL INSTRUMENTS

Cash Flow Hedges

As of September 30, 2009, the Company’s derivative assets and liabilities resulted from cash flow hedges related to its forecasted operating expenses transacted in local currencies. A substantial portion of the Company’s overseas expenses are and will continue to be transacted in local currencies. To protect against fluctuations in operating expenses and the volatility of future cash flows caused by changes in currency exchange rates, the Company has established a program that uses foreign exchange forward contracts to hedge its exposure to these potential changes. The terms of these instruments, and the hedged transactions to which they relate, generally do not exceed 12 months and the maximum term is 18 months.

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

The total cumulative unrealized gain (loss) on cash flow derivative instruments was $11.6 million and $(3.0) million at September 30, 2009 and December 31, 2008, respectively, and is included in accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets. The net unrealized gain as of September 30, 2009 is expected to be recognized in income over the next twelve months at the same time the hedged items are recognized in income.

As of September 30, 2009, the Company had the following net notional foreign currency forward contracts outstanding (in thousands):

Foreign Currency	Currency Denomination
Australian dollars	AUD 34,944
British pounds sterling	GBP 26,859
Canadian dollars	CAD 5,989
Euro	EUR 45,453
Danish krone	DKK 12,207
Hong Kong dollars	HKD 71,115
Indian rupees	INR 595,180
Japanese yen	JPY 1,244,701
Singapore dollars	SGD 13,244
Swiss francs	CHF 19,999

Derivatives not Designated as Hedges

The Company utilizes certain derivative instruments that either do not qualify or are not designated for hedge accounting treatment under the authoritative guidance. Accordingly, changes in the fair value of these contracts are recorded in other income (expense), net.

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A substantial portion of the Company’s overseas assets and liabilities are and will continue to be denominated in local currencies. To protect against fluctuations in earnings caused by changes in currency exchange rates when remeasuring the Company’s balance sheet, it utilizes foreign exchange forward contracts to hedge its exposure to this potential volatility. There were no assets or liabilities related to derivatives not designated as hedges as of September 30, 2009 and December 31, 2008.

Fair Values of Derivative Instruments

	Asset Derivatives				Liability Derivatives
(In thousands)
	September 30, 2009		December 31, 2008		September 30, 2009		December 31, 2008
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid and other current assets	$15,221	Prepaid and other current assets	$23,308	Accrued expenses and other current liabilities	$2,547	Accrued expenses and other current liabilities	$27,630

The Effect of Derivative Instruments on Financial Performance

	For the Three Months ended September 30,
	(In thousands)
Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Effective Portion)		Location of Loss Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss (Effective Portion)
	2009	2008		2009	2008
Foreign currency forward contracts	$4,442	$(16,933)	Operating expenses	$(376)	$(4,057)

	For the Nine Months ended September 30,
	(In thousands)
Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss (Effective Portion)
	2009	2008		2009	2008
Foreign currency forward contracts	$14,517	$(15,624)	Operating expenses	$4,746	$(11,490)

There was no material ineffectiveness in the Company’s foreign currency hedging program in the periods presented.

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	For the Three Months ended September 30,
	(In thousands)
Derivatives Not Designated as Hedging Instruments	Location of Loss Recognized in Income on Derivative	Amount of Loss Recognized in Income on Derivative
		2009	2008
Foreign currency forward contracts	Other income (expense), net	$(138)	$(439)

	For the Nine Months ended September 30,
	(In thousands)
Derivatives Not Designated as Hedging Instruments	Location of (Loss) Gain Recognized in Income on Derivative	Amount of (Loss) Gain Recognized in Income on Derivative
		2009	2008
Foreign currency forward contracts	Other income (expense), net	$(2,428)	$1,017

12. COMPREHENSIVE INCOME

The components of comprehensive income, net of tax, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income	$53,423	$49,149	$102,869	$118,176
Other comprehensive income:
Change in unrealized gain (loss) on available-for-sale securities	8,670	(24,607)	8,855	(24,822)
Net change due to derivative instruments	4,442	(16,933)	14,517	(15,624)

Comprehensive income	$66,535	$7,609	$126,241	$77,730

The components of accumulated other comprehensive income (loss), net of tax, are as follows (in thousands):

	September 30, 2009	December 31, 2008
Unrealized loss on available-for-sale securities	$(4,043)	$(12,897)
Unrealized gain (loss) on derivative instruments	11,563	(2,955)

Accumulated other comprehensive income (loss)	$7,520	$(15,852)

13. INCOME TAXES

The Company’s net unrecognized tax benefits totaled approximately $29.7 million and $28.3 million as of September 30, 2009 and December 31, 2008, respectively. There were no amounts included in the balance at September 30, 2009 of tax positions, which would not affect the annual effective tax rate, and approximately $0.3 million of accrued interest on tax positions, which is included in income tax expense.

The Company and one or more of its subsidiaries is subject to federal income taxes in the United States, as well as income taxes of multiple state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2004.

During the third quarter of 2009, the Internal Revenue Service (“IRS”) concluded its examination of the Company’s income tax returns for 2004 and 2005 and issued a final Revenue Agent’s Report (the “RAR”). The Company agreed with all of the adjustments contained in the RAR, with the exception of the transfer pricing and consequential adjustments relating to the intercompany transfer of certain intellectual property in earlier tax years. The RAR asserts income tax deficiencies related to the transfer pricing and consequential adjustments of approximately $81.3 million for tax years 2004 and 2005, excluding interest. In addition, the transfer pricing and consequential adjustments to the Company’s 2004 and 2005 tax years would impact its income tax liabilities in tax years subsequent to 2005. The Company disagrees with the adjustments and has filed a protest, which will cause the matter to be referred to the Appeals Division of the IRS. The Company intends to contest the adjustments through the IRS appeals process and the courts, if necessary. There can be no assurance, however, that this matter, or any future tax examinations involving similar assertions, will be

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

resolved in the Company’s favor, and an adverse outcome of this matter could have a material adverse effect on the Company’s results of operations and financial condition. Regardless of whether this matter is resolved in the Company’s favor, the final resolution of this matter could be expensive and time-consuming to defend.

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

The Company is required to estimate its income taxes in each of the jurisdictions in which it operates as part of the process of preparing its condensed consolidated financial statements. At September 30, 2009, the Company had approximately $50.2 million in deferred tax assets. The authoritative guidance requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company reviews deferred tax assets periodically for recoverability and makes estimates and judgments regarding the expected geographic sources of taxable income and gains from investments, as well as tax planning strategies in assessing the need for a valuation allowance.

The Company maintains certain operational and administrative processes in overseas subsidiaries and its foreign earnings are taxed at lower foreign tax rates. The Company does not expect to remit earnings from its foreign subsidiaries. The Company’s effective tax rate was approximately 13.5% and 3.4% for the three months ended September 30, 2009 and 2008, respectively, and 8.7% and 5.3% for the nine months ended September 30, 2009 and 2008, respectively.

14. STOCK REPURCHASE PROGRAMS

The Company’s Board of Directors authorized an ongoing stock repurchase program with a total repurchase authority granted to the Company of $2.1 billion. The Company may use the approved dollar authority to repurchase stock at any time until the approved amount is exhausted. The objective of the Company’s stock repurchase program is to improve stockholders’ returns. At September 30, 2009, approximately $236.9 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. A portion of the funds used to repurchase stock over the course of the program was provided by proceeds from employee stock option exercises and the related tax benefit.

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

During the three months ended September 30, 2009, the Company expended approximately $75.0 million on open market purchases, repurchasing 2,109,030 shares of outstanding common stock at an average price of $35.56. In addition, as of September 30, 2009, the Company did not have any prepaid notional amounts remaining under its structured stock repurchase programs and it did not make any up-front payments to financial institutions related to structured stock repurchase agreements.

During the nine months ended September 30, 2009, the Company expended approximately $140.0 million on open market purchases, repurchasing 4,531,330 shares of outstanding common stock at an average price of $30.89. In addition, during the period, the Company did not make any up-front payments to financial institutions related to structured stock repurchase agreements.

During the three months ended September 30, 2008, the Company took delivery of 639,899 shares at an average price of $29.13 per share from its structured repurchase agreements and it expended approximately $50.0 million on open market purchases,

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

repurchasing 1,711,758 shares of outstanding common stock at an average price of $29.18. In addition, during the three months ended September 30, 2008 the Company made one up-front payment of $25.0 million to a certain financial institution related to a structured stock repurchase agreement.

During the nine months ended September 30, 2008, the Company took delivery of 3,548,544 shares at an average price of $34.30 per share from its structured repurchase agreements and it expended approximately $166.2 million on open market purchases, repurchasing 5,133,091 shares of outstanding common stock at an average price of $32.38. In addition, during the nine months ended September 30, 2008 the Company made aggregate up-front payments of $58.9 million to certain financial institutions related to structured stock repurchase agreements.

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

The Company has an operating lease obligation related to a property that is not fully utilized which continues to 2018 with a total remaining obligation at September 30, 2009 of approximately $5.0 million, of which $1.0 million was accrued as of September 30, 2009, and is reflected in accrued expenses and other current liabilities and other liabilities in the accompanying condensed consolidated balance sheets. In calculating this accrual, the Company made estimates, based on market information, including the estimated vacancy periods and sublease rates and opportunities. The Company periodically re-evaluates its estimates related to this vacant facility.

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

Guarantees

The authoritative guidance requires certain guarantees to be recorded at fair value and requires a guarantor to make disclosures, even when the likelihood of making any payments under the guarantee is remote. For those guarantees and indemnifications that do not fall within the initial recognition and measurement requirements of the authoritative guidance, the Company must continue to monitor the conditions that are subject to the guarantees and indemnifications, as required under existing generally accepted accounting principles, to identify if a loss has been incurred. If the Company determines that it is probable that a loss has been incurred, any such estimable loss would be recognized. The initial recognition and measurement requirements do not apply to the provisions contained in the majority of the Company’s software license agreements that indemnify licensees of the Company’s software from damages and costs resulting from claims alleging that the Company’s software infringes the intellectual property rights of a third party. The Company has not made payments pursuant to these provisions. The Company has not identified any losses that are probable under these provisions and, accordingly, the Company has not recorded a liability related to these indemnification provisions.

16. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). SFAS No. 167, which amends FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, (“FIN No. 46(R)”), prescribes a qualitative model for identifying whether a company has a controlling financial interest in a variable interest entity (“VIE”) and eliminates the quantitative model prescribed by FIN No. 46(R). The new model identifies two primary characteristics of a controlling financial interest: (1) it provides a company with the power to direct significant activities of the VIE, and (2) obligates a company to absorb losses of and/or provides rights to receive benefits from the VIE. SFAS No. 167 requires a company to reassess on an ongoing basis whether it holds a controlling financial interest in a VIE. A company that holds a controlling financial interest is deemed to be

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

the primary beneficiary of the VIE and is required to consolidate the VIE. This statement is effective for fiscal years beginning after November 15, 2009. The Company plans to adopt SFAS No. 167 effective January 1, 2010 and is currently evaluating the impact of adopting this standard.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009–05, Measuring Liabilities at Fair Value, (“ASU 2009–05”). ASU 2009–05 amends Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements. Specifically, ASU 2009–05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following methods: (1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities or similar liabilities when traded as assets and/or (2) a valuation technique that is consistent with the principles of Topic 820 of the ASC (e.g. an income approach or market approach). ASU 2009–05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include inputs relating to the existence of transfer restrictions on that liability. The adoption of this standard did not have any impact on the Company’s financial position or results of operations.

In October 2009, the FASB issued ASU No. 2009–13, Multiple–Deliverable Revenue Arrangements, (“ASU 2009–13”). ASU 2009–13 amends existing revenue recognition accounting pronouncements that are currently within the scope of FASB ASC Subtopic 605-25. The consensus to Emerging Issues Task Force (“EITF”) Issue No. 08–1, Revenue Arrangements with Multiple Deliverables, provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and also eliminates the residual method of allocating arrangement consideration. The new guidance provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. Under the previous guidance, if the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the potential impact of this standard on its financial position and results of operations.

In October 2009, the FASB issued ASU No. 2009–14, Certain Revenue Arrangements That Include Software Elements, (“ASU 2009–14”). ASU 2009–14 amends existing revenue recognition accounting pronouncements that are currently within the scope of FASB ASC Subtopic 985-605. The consensus to EITF Issue No. 09–3, Certain Revenue Arrangements That Include Software Elements, modifies the authoritative guidance for certain tangible products that include software and non-software components that function together to deliver the essential functionality of the product to defer revenue recognition until the last deliverable meets the VSOE threshold of ASC Subtopic 985, among other requirements, even though components of the arrangement have been delivered or services have been provided. The new guidance allows that certain tangible products that contain software and non-software deliverables that work together to deliver the product's essential functionality should be considered non-software deliverables for revenue recognition. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the potential impact of this standard on its financial position and results of operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our operating results and financial condition have varied in the past and could in the future vary significantly depending on a number of factors. From time to time, information provided by us or statements made by our employees contain “forward-looking” information that involves risks and uncertainties. In particular, statements contained in this Quarterly Report on Form 10-Q, and in the documents incorporated by reference into this Quarterly Report on Form 10-Q, that are not historical facts, including, but not limited to statements concerning new products, development and offerings of products and services, market positioning, Product Licenses, License Updates, Online Services, Technical Services, Application Networking, Desktop Solutions, Datacenter and Cloud Solutions, Application Virtualization, Desktop Virtualization, Server Virtualization, Subscription Advantage, XenApp, NetScaler, XenServer and XenDesktop, legal proceedings, corporate bonds, competition and strategy, deferred revenues, stock-based compensation, licensing and subscription renewal programs, intellectual property, international operations, government regulation, seasonal factors, sales and sales cycle, revenue recognition, profitability, growth of revenues, composition of revenues, cost of revenues, operating expenses, sales, marketing and services expenses, general and administrative expenses, research and development, valuations of investments and derivative instruments, reinvestment or repatriation of foreign earnings, gross margins, amortization expense, interest income, foreign currency expense, impairment charges, fair value measurements, investment transactions (including the AIG Capped Floater, our Settlement with UBS and investments in auction rate and available-for-sale securities), changes in domestic and foreign economic conditions and credit markets, the Strategic Restructuring Program and related restructuring charges, including costs associated with the consolidation of excess facilities, customer delays or reductions in technology purchases, anticipated operating and capital expenditure requirements, our cash inflows, cash and non-cash charges, contractual obligations, our Credit Facility, in-process research and development, tax rates, estimates and deductions, transfer pricing, our pending tax appeal, acquisitions, including XenSource and Vapps, stock repurchases, liquidity, payment of dividends and third party licenses, constitute forward-looking statements and are made under the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are neither promises nor guarantees. Our actual results of operations and financial condition have varied and could in the future vary significantly from those stated in any forward-looking statements. The factors described in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2008, as updated in Part II, Item 1A in this Quarterly Report on Form 10-Q, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q, in the documents incorporated by reference into this Quarterly Report on Form 10-Q or presented elsewhere by our management from time to time. Such factors, among others, could have a material adverse effect upon our business, results of operations and financial condition.

Executive Summary

Overview

Management’s discussion and analysis of financial condition and results of operations is intended to help the reader understand our financial condition and results of operations. This section is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2009. The results of operations for the periods presented in this report are not necessarily indicative of the results expected for the full year or for any future period, due in part to the seasonality of our business. Historically, our revenue for the fourth quarter of any year is typically higher than our revenue for the first quarter of the subsequent year.

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

We believe our approach is unique in the market because we have combined innovative technologies in the areas of application virtualization, desktop virtualization, marketed as our Desktop Solutions, and server virtualization and application networking, marketed as our Datacenter and Cloud Solutions, to deliver the most comprehensive end-to-end application delivery solution, one that, when considered as a whole, is competitively differentiated by its interoperability and feature set.

The recent crisis in the credit markets, difficulties in the financial services sector and the overall weakness in the global economy, is impacting IT spending. Although during the third quarter of 2009 we saw improvement in our Americas segment, which includes the United States, Canada and Latin America, our overseas business, especially in our EMEA segment, which includes Europe, the Middle East and Africa, is still being impacted by the ongoing weakness in the global economy. We are continuing to see IT projects delayed and in many cases re-evaluated altogether. This environment has caused our current and potential customers to further delay or reduce technology purchases, which has reduced sales of our products and may result in longer sales cycles, slower adoption of new technologies and increased price competition.

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

Further, we will endeavor to sustain the long-term growth of our businesses and enhance our current solutions through technological innovation, engineering excellence, selective and strategic acquisition of technology, talent and/or companies, and through a commitment to delivering high-quality products and services to customers and partners. We expect to continue to make strategic investments in research and development of existing and new products, and we will invest in research and development of advanced technologies for future application. We believe that delivering innovative and high-value solutions through our Desktop Solutions and Datacenter and Cloud Solutions is the key to meeting customer and partner needs and achieving our future growth.

From an operations standpoint, in order to operate more efficiently and to drive long-term changes in our cost model, on January 28, 2009, we announced the implementation of a strategic restructuring program, or the Strategic Restructuring Program. The Strategic Restructuring Program included reducing our headcount by approximately 450 full-time positions. In 2009, we incurred a pre-tax charge of $22.8 million related to employee severance and related costs and non-cancelable lease costs related to the consolidation of certain of our facilities. In addition to the Strategic Restructuring Program, we are continuing to take steps to reduce operating costs that include but are not limited to reprioritizing internal projects, reducing contract workers and limiting travel spending.

Summary of Results

For the three months ended September 30, 2009 compared to the three months ended September 30, 2008, a summary of our results is as follows:

•	Product License revenue decreased 18.1% to $129.1 million;

•	License Updates revenue increased 6.9% to $151.0 million;

•	Online Services revenue increased 21.4% to $78.9 million;

•	Technical Services revenue increased 19.6% to $42.1 million;

•	Operating income increased 17.6% to $56.1 million; and

•	Diluted earnings per share increased 8.3% to $0.29.

The decrease in our Product License revenue was primarily driven by decreased sales of our Application Virtualization products, mainly in our EMEA segment. As expected, we saw many customers continue to delay or reduce planned IT projects in response to current macro economic conditions. However, we are seeing signs of potential improvement, including improving dynamics in certain markets and a high level of interest in desktop virtualization. The increase in License Updates revenue was driven by renewals of our Subscription Advantage product over a larger subscriber base. Our Online Services revenue increased due to increased sales of our real-time collaboration services. We currently expect that total revenue will increase modestly when comparing the fourth quarter of 2009 to the fourth quarter of 2008, as well as when comparing the 2009 fiscal year to the 2008 fiscal year. In addition, we currently expect that total revenue will increase modestly during the 2010 fiscal year as compared to our expected total revenue for fiscal 2009. The increase in operating income is primarily due to a reduction in compensation and employee related costs of $19.7 million primarily due to the Strategic Restructuring Program partially offset by increases in professional and IT support fees of $5.0 million and an increase in depreciation expense of $4.2 million.

In addition, the crisis in the credit markets has caused some of our investments to experience declines in fair value, which have resulted in impairment charges and unrealized losses in our investment portfolio. We do not currently anticipate that the lack of liquidity caused by holding these investments will have a material adverse effect on our operating cashflows or financial position. We continue to monitor our overall investment portfolio and if the credit ratings of the issuers of our investments deteriorate or if the issuers experience financial difficulty, including bankruptcy, we may be required to make additional adjustments to the carrying value of the securities in our investment portfolio and recognize additional impairment charges for declines in fair value which are determined to be other-than-temporary. See “– Liquidity and Capital Resources” below.

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

In-process Research and Development for Acquisitions

The fair values used in determining the purchase price allocation for certain intangible assets for our acquisitions were based on estimated discounted future cash flows, royalty rates and historical data, among other information. Purchased in-process research and development, or IPR&D, was expensed immediately upon the closing of our 2008 acquisition of Vapps in the amount of $1.1 million because it pertained to technology that was not currently technologically feasible, meaning it had not reached the working model stage, did not contain all of the major functions planned for the product, was not ready for initial customer testing and had no alternative future use. The fair value assigned to in-process research and development was determined using the income approach, which includes estimating the revenue and expenses associated with a project’s sales cycle and by estimating the amount of after-tax cash flows attributable to the projects. The future cash flows were discounted to present value utilizing an appropriate risk-adjusted rate of return, which ranged from 21%–25%. The rate of return determination included a factor that takes into account the uncertainty surrounding the successful development of the IPR&D.

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

	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30, 2009 vs. September 30, 2008	Nine Months Ended September 30, 2009 vs. September 30, 2008
	2009	2008	2009	2008
Revenues:
Product licenses	$129,060	$157,537	$370,652	$457,955	(18.1)%	(19.1)%
License updates	151,041	141,251	448,573	412,464	6.9	8.8
Online services	78,878	64,949	226,208	190,621	21.4	18.7
Technical services	42,063	35,156	117,495	106,617	19.6	10.2

Total net revenues	401,042	398,893	1,162,928	1,167,657	0.5	(0.4)

Cost of net revenues:
Cost of product license revenues	13,191	10,555	36,191	34,477	25.0	5.0
Cost of services revenues	20,685	19,785	63,440	58,582	4.5	8.3
Amortization of product related intangible assets	11,542	11,948	35,064	35,517	(3.4)	(1.3)

Total cost of net revenues	45,418	42,288	134,695	128,576	7.4	4.8

Gross margin	355,624	356,605	1,028,233	1,039,081	(0.3)	(1.0)

Operating expenses:
Research and development	68,865	72,500	215,062	217,995	(5.0)	(1.3)
Sales, marketing and services	168,233	169,072	498,952	504,761	(0.5)	(1.2)
General and administrative	57,254	61,866	175,295	192,570	(7.5)	(9.0)
Restructuring	61	—	22,827	—	100.0	100.0
Amortization of other intangible assets	5,111	5,468	15,268	16,875	(6.5)	(9.5)

Total operating expenses	299,524	308,906	927,404	932,201	(3.0)	(0.5)

Income from operations	56,100	47,699	100,829	106,880	17.6	(5.7)
Interest income	4,059	7,316	11,167	25,232	(44.5)	(55.7)
Interest expense	(85)	(143)	(243)	(253)	(40.6)	(4.0)
Other income (expense), net	1,651	(3,992)	939	(7,005)	*	*

Income before income taxes	61,725	50,880	112,692	124,854	21.3	(9.7)
Income taxes	8,302	1,731	9,823	6,678	379.6	47.1

Net income	$53,423	$49,149	$102,869	$118,176	8.7%	(13.0)%

*	not meaningful

Revenues

Net revenues include the following categories: Product Licenses, License Updates, Online Services and Technical Services. Product Licenses primarily represent fees related to the licensing of the following major products:

Desktop Solutions products including:

•	Our Application Virtualization products, including our XenApp product family; and

•	Our Desktop Virtualization product, including our XenDesktop product family.

Datacenter and Cloud products including:

•	Our Application Networking products, including NetScaler, Branch Repeater and Access Gateway; and

•	Our Server Virtualization products, including XenServer.

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

	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30, 2009 vs. September 30, 2008	Nine Months Ended September 30, 2009 vs. September 30, 2008
	2009	2008	2009	2008
	(In thousands)
Product Licenses	$129,060	$157,537	$370,652	$457,955	$(28,477)	$(87,303)
License Updates	151,041	141,251	448,573	412,464	9,790	36,109
Online Services	78,878	64,949	226,208	190,621	13,929	35,587
Technical Services	42,063	35,156	117,495	106,617	6,907	10,878

Total net revenues	$401,042	$398,893	$1,162,928	$1,167,657	$2,149	$(4,729)

Product Licenses

Product License revenue decreased for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 primarily due to a decrease in sales of our Application Virtualization products of $32.8 million partially offset by increased sales of our XenDesktop product of $5.8 million and sales decreased for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 due to decreased sales of our Application Virtualization products of $98.3 million partially offset by increased sales of our XenDesktop product of $13.7 million. The decreases in our Application Virtualization product sales continue to be driven by weakness in the global economy as discussed in the Executive Summary above. We currently expect Product License revenue to decrease when comparing the fourth quarter of 2009 to the fourth quarter of 2008.

License Updates

License Updates revenue increased for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 and for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 primarily due to renewals related to our Subscription Advantage program over a larger base of subscribers. We currently anticipate that License Updates revenue will increase when comparing the fourth quarter of 2009 to the fourth quarter of 2008 primarily due to expected renewals from our installed customer base.

Online Services

Online Services revenue increased for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 and for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 primarily due to increased sales of our real time application collaboration products. We currently expect Online Services revenues to continue to increase when comparing the fourth quarter of 2009 to the fourth quarter of 2008.

Technical Services

Technical Services revenue increased for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 primarily due to increased sales of support services related to our Application Networking products. Technical Services revenue increased for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 primarily due to increased sales of support services related to our Application Networking products of $15.5 million. This increase was partially offset by a decrease in sales of consulting and education services related to our Application Virtualization products of $5.5 million. We currently expect Technical Services sales to increase when comparing the fourth quarter of 2009 to the fourth quarter of 2008.

Deferred Revenue

Deferred revenues are primarily comprised of revenue from our Subscription Advantage product, Online Services revenues from annual service agreements for our online services products and Technical Services revenues related to our support services and consulting contracts. Deferred revenues increased approximately $22.5 million as of September 30, 2009 compared to December 31, 2008 primarily due to increased sales of our support services of $13.9 million, increased sales of our online service agreements of $6.4 million and new sales of our Subscription Advantage product of $4.0 million. We currently expect deferred revenues to increase for the remainder of 2009 consistent with the anticipated increase in sales of multi-year Subscription Advantage contracts.

International Revenues

International revenues (sales outside the United States) accounted for approximately 42.1% of our net revenues for the three months ended September 30, 2009 and 45.9% of our net revenues for the three months ended September 30, 2008. International revenues accounted for approximately 42.6% of our net revenues for the nine months ended September 30, 2009 and 45.6% of our net revenues for the nine months ended September 30, 2008. The decrease in international revenues as a percent of our total revenues is primarily due to the continued weakness in EMEA’s economy. See discussion below and Note 9 to our condensed consolidated financial statements for detailed information on segment revenues.

Segment Revenues

An analysis of our reportable segment net revenue is presented below (in thousands):

					Increase (Decrease) for the
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30, 2009 vs. September 30, 2008	Nine Months Ended September 30, 2009 vs. September 30, 2008
	2009	2008	2009	2008
Americas (1)	$177,843	$168,898	$507,386	$493,736	5.3%	2.8%
EMEA (2)	112,366	131,487	337,721	385,902	(14.5)	(12.5)
Asia-Pacific	31,955	33,559	91,613	97,398	(4.8)	(5.9)
Online Services division	78,878	64,949	226,208	190,621	21.4	18.7

Net revenues	$401,042	$398,893	$1,162,928	$1,167,657	0.5%	(0.4)%

(1)	Our Americas segment is comprised of the United States, Canada and Latin America.
(2)	Defined as Europe, Middle East and Africa.

In the Americas segment, the increase in net revenue was primarily due to renewals related to our Subscription Advantage program and increased sales of our support and consulting services. When comparing the three months ended September 30, 2009 to the three months ended September 30, 2008, License Updates revenue in the Americas increased $6.3 million and Technical Services revenue increased $5.1 million. These increases were partially offset by decreases in Product License revenue which decreased $2.4 million when comparing the three months ended September 30, 2009 to the three months ended September 30, 2008. When comparing the nine months ended September 30, 2009 to the nine months ended September 30, 2008 License Updates revenue increased $19.8 million and Technical Services revenue increased $8.0 million. These increases were partially offset by a decrease in Product License revenue of $14.1 million when comparing the nine months ended September 30, 2009 to the nine months ended September 30, 2008.

In EMEA the decrease in revenue was primarily driven by the continued economic downturn impacting the region. The decrease in revenue was primarily due to a decrease in Product License revenue. When comparing the three months ended September 30, 2009 to the three months ended September 30, 2008, Product License revenue in EMEA decreased $23.5 million and when comparing the nine months ended September 30, 2009 to the nine months ended September 30, 2008 it decreased $65.8 million. These decreases were partially offset by increases in renewals related to our Subscription Advantage program. When comparing the three months ended September 30, 2009 to the three months ended September 30, 2008 License Updates revenue in EMEA increased $2.8 million and when comparing the nine months ended September 30, 2009 to the nine months ended September 30, 2008 it increased $14.9 million.

In Asia-Pacific, or APAC, the decrease in revenue was primarily driven by the continued economic downturn impacting the region. The decrease in revenue during the three and nine months ended September 30, 2009, as compared to the three and nine months ended September 30, 2008, were primarily due to a decrease in Product License revenue.

The increases in the Online Services division’s revenues for the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008, were due primarily to increased sales of our real time application collaboration products. See Note 9 of our condensed consolidated financial statements for additional information on our segment revenues.

Cost of Net Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30, 2009 vs. September 30, 2008	Nine Months Ended September 30, 2009 vs. September 30, 2008
	2009	2008	2009	2008
	(In thousands)
Cost of product license revenues	$13,191	$10,555	$36,191	$34,477	$2,636	$1,714
Cost of services revenues	20,685	19,785	63,440	58,582	900	4,858
Amortization of product related intangible assets	11,542	11,948	35,064	35,517	(406)	(453)

Total cost of net revenues	$45,418	$42,288	$134,695	$128,576	$3,130	$6,119

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

Cost of product license revenues increased for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 and for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 primarily due to increased sales of our Application Networking products which contain hardware components that have a higher cost than our other software products. Cost of services revenues increased $7.4 million for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 primarily due to an increase in sales of our real-time application collaboration products. This increase was partially offset by a decrease of $2.6 million for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 due to savings related to the costs of providing our Application Virtualization consulting and educational services.

Gross Margin

Gross margin as a percentage of revenue was 88.7% for the three months ended September 30, 2009 and 89.4% for the three months ended September 30, 2008. Gross margin as a percentage of revenue was 88.4% for the nine months ended September 30, 2009 and 89.0% for the nine months ended September 30, 2008. We currently expect that our gross margin will remain relatively flat for the remainder of 2009 due to the factors discussed above under “—Revenues” and “—Cost of Net Revenues.”

Operating Expenses

Foreign Currency Impact on Operating Expenses

A substantial majority of our overseas operating expenses and capital purchasing activities are transacted in local currencies and are therefore subject to fluctuations in foreign currency exchange rates. In order to minimize the impact on our operating results, we generally initiate our hedging of currency exchange risks up to one year in advance of anticipated foreign currency expenses. When the dollar is weak, the resulting increase to foreign currency denominated expenses will be partially offset by the gain in our hedging contracts. When the dollar is strong, the resulting decrease to foreign currency denominated expenses will be partially offset by the aggregate loss in our hedging contracts. There is a risk that there will be fluctuations in foreign currency exchange rates beyond the one-year timeframe for which we hedge our risk. Due to the generally weaker dollar during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008, our operating expenses were higher when converted to U.S. dollars, but these higher expenses were partially offset by gains in our hedging programs.

Other Items Impacting Operating Expenses

The Strategic Restructuring Program included reducing our headcount by approximately 450 full-time positions and the consolidation of excess facilities. Due to the Strategic Restructuring Program, we expect that for the remainder of 2009 we will experience decreases in compensation and employee related costs across all functional areas including research and development, sales, marketing and services and general and administrative expenses. These savings will be partially offset as we continue to make strategic investments in the business during the remainder of 2009. In addition, the reduction in our headcount and consolidation of our facilities is currently expected to result in pre-tax savings in compensation and other employee related costs of approximately $49.8 million during 2009. For more information regarding the Strategic Restructuring Program, see the Executive Summary above.

In addition, during the first quarter of 2009, we revised our methodology for allocating depreciation and certain facilities-related costs to more closely align these allocated costs to the employees directly utilizing the assets and facilities.

Research and Development Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30, 2009 vs. September 30, 2008	Nine Months Ended September 30, 2009 vs. September 30, 2008
	2009	2008	2009	2008
	(In thousands)
Research and development	$68,865	$72,500	$215,062	$217,995	$(3,635)	$(2,933)

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

Research and development expenses decreased for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 due to a $7.4 million decrease in compensation and other employee related costs due to the implementation of the Strategic Restructuring Program partially offset by a $3.8 million increase in depreciation and facility-related costs due primarily to the revised allocation methodology described above.

Research and development expenses decreased for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 primarily due to a $20.3 million decrease in compensation and other employee related costs due to the implementation of the Strategic Restructuring Program. These decreases are partially offset by a $12.8 million increase in depreciation and facility- related costs due primarily to the revised allocation methodology described above and by a $5.2 million increase in compensation expense due to the adjustment of goodwill related to our XenSource Acquisition. For more information regarding the adjustment made to the XenSource acquisition goodwill, see Note 1 to our condensed consolidated financial statements.

Sales, Marketing and Services Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30, 2009 vs. September 30, 2008	Nine Months Ended September 30, 2009 vs. September 30, 2008
	2009	2008	2009	2008
	(In thousands)
Sales, marketing and services	$168,233	$169,072	$498,952	$504,761	$(839)	$(5,809)

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

Sales, marketing and services expenses decreased for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 primarily due to a $13.5 million decrease in compensation and other employee related costs resulting from the implementation of the Strategic Restructuring Program. This decrease was partially offset by a $6.3 million increase in depreciation and other facility-related costs due primarily to the revised allocation methodology described above and a $3.3 million increase in marketing programs.

Sales, marketing and services expenses decreased for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 primarily due to a $45.7 million decrease in compensation and other employee related costs resulting from the implementation of the Strategic Restructuring Program. This decrease was partially offset by a $21.4 million increase in depreciation and other facility-related costs due primarily to the revised allocation methodology described above and a $10.5 million increase due to the settlement of foreign currency contracts during the period which was offset by lower foreign currency denominated expenses due to a stronger U.S. dollar. See also “Foreign Currency Impact on Operating Expenses” above for more information on the effect of our hedging programs on our operating expenses.

General and Administrative Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30, 2009 vs. September 30, 2008	Nine Months Ended September 30, 2009 vs. September 30, 2008
	2009	2008	2009	2008
	(In thousands)
General and administrative	$57,254	$61,866	$175,295	$192,570	$(4,612)	$(17,275)

General and administrative expenses consisted primarily of personnel-related costs, costs related to outside consultants assisting with regulatory compliance and information systems, as well as accounting and legal fees.

General and administrative expenses decreased for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 primarily due to the revised methodology of allocating depreciation and other facility related costs as described above (net of current period additions) of $6.6 million. This decrease was partially offset by an increase in consulting fees primarily related to information systems of $2.0 million.

General and administrative expenses decreased for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 primarily due to the revised methodology of allocating depreciation and other facility related costs as described above (net of current period additions) accounting for $19.9 million of the decrease, a decrease in stock-based compensation expense of $4.3 million and a decrease in compensation and other employee related costs resulting from the implementation of the Strategic Restructuring Program of $3.8 million. These decreases were partially offset by an increase in legal fees of $4.8 million.

Restructuring Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30, 2009 vs. September 30, 2008	Nine Months Ended September 30, 2009 vs. September 30, 2008
	2009	2008	2009	2008
	(In thousands)
Restructuring	$61	$—	$22,827	$—	$61	$22,827

On January 28, 2009, we announced the implementation of the Strategic Restructuring Program, which primarily included the reduction of our headcount by approximately 450 full-time positions. During the nine months ended September 30, 2009 we incurred a pre-tax charge of $22.8 million of which $21.4 million related to severance and other costs directly related to the reduction of our workforce and $1.4 million related to the consolidation of certain of our facilities.

The restructuring program is expected to be substantially complete by the end of 2009. We currently expect to consolidate additional facilities in the fourth quarter of 2009 and as a result we anticipate that we will incur an additional $4.0 million to $4.5 million in expense related to exiting these facilities.

Amortization of Other Intangible Assets

	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30, 2009 vs. September 30, 2008	Nine Months Ended September 30, 2009 vs. September 30, 2008
	2009	2008	2009	2008
	(In thousands)
Amortization of other intangible assets	$5,111	$5,468	$15,268	$16,875	$(357)	$(1,607)

The decrease in amortization of other intangible assets when comparing the three months ended September 30, 2009 to the three months ended September 30, 2008 and the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 was not significant. As of September 30, 2009, we had unamortized other identified intangible assets with estimable useful lives in the net amount of $72.5 million.

Interest Income

	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30, 2009 vs. September 30, 2008	Nine Months Ended September 30, 2009 vs. September 30, 2008
	2009	2008	2009	2008
	(In thousands)
Interest income	$4,059	$7,316	$11,167	$25,232	$(3,257)	$(14,065)

Interest income decreased for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 and for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 primarily due to decreased interest rates earned on overall average cash, cash equivalent and investment balances. We currently expect interest income to continue to be lower for the remainder of 2009 when compared to 2008 due to the effect of lower market interest rates. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Other Income (Expense), Net

	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30, 2009 vs. September 30, 2008	Nine Months Ended September 30, 2009 vs. September 30, 2008
	2009	2008	2009	2008
	(In thousands)
Other income (expense), net	$1,651	$(3,992)	$939	$(7,005)	$5,643	$7,944

Other income (expense), net, is primarily comprised of realized gains (losses) related to changes in the fair value of our investments that have a decline in fair value that is considered other-than-temporary and on the sale of available-for-sale investments and remeasurement of foreign currency transaction gains (losses). The increase in other income (expense), net, during the three months ended September 30, 2009 compared to the three months ended September 30, 2008 is primarily due to an increase in gains related to our foreign currency transactions. The increase in other income (expense), net, when comparing the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 is primarily due to an increase in gains related to our foreign currency transactions of $4.7 million and a decrease in losses on investments that were determined to have an other-than-temporary decline in value of $3.9 million. For more information on our investments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Income Taxes

As of September 30, 2009, our net unrecognized tax benefits totaled approximately $29.7 million. There were no amounts included in the balance at September 30, 2009 for tax positions which would not affect the annual effective tax rate and approximately $0.3 million of accrued interest on tax positions, which is included in income tax expense.

We and certain of our subsidiaries are subject to United States, or U.S. federal income taxes in the U.S., as well as income taxes of multiple state and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2004.

During the third quarter of 2009, the Internal Revenue Service, or IRS, concluded its examination of our income tax returns for 2004 and 2005 and issued a final Revenue Agent’s Report, or the RAR. We agreed with all of the adjustments contained in the RAR, with the exception of the transfer pricing and consequential adjustment relating to the intercompany transfer of certain intellectual property in earlier tax years. The RAR asserts income tax deficiencies related to the transfer pricing and consequential adjustments of approximately $81.3 million for tax years 2004 and 2005, excluding interest. In addition, the transfer pricing and consequential adjustments to our 2004 and 2005 tax years would impact our income tax liabilities in tax years subsequent to 2005. We disagree with the adjustments and have filed a protest, which will cause the matter to be referred to the Appeals Division of the IRS. We intend to contest the adjustments through the IRS appeals process and the courts, if necessary. There can be no assurance, however, that this matter, or any future tax examinations involving similar assertions, will be resolved in our favor, and an adverse outcome of this matter could have a material adverse effect on our results of operations and financial condition. Regardless of whether this matter is resolved in our favor, the final resolution of this matter could be expensive and time-consuming to defend.

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

We are required to estimate our income taxes in each of the jurisdictions in which we operate as part of the process of preparing our condensed consolidated financial statements. At September 30, 2009, we have approximately $50.2 million in deferred tax assets. The authoritative guidance requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We review deferred tax assets periodically for recoverability and make estimates and judgments regarding the expected geographic sources of taxable income and gains from investments, as well as tax planning strategies in assessing the need for a valuation allowance.

We maintain certain operational and administrative processes in overseas subsidiaries, and our foreign earnings are taxed at lower foreign tax rates. We do not expect to remit earnings from our foreign subsidiaries. Our effective tax rate was approximately 13.5% for the three months ended September 30, 2009 and 3.4% for the three months ended September 30, 2008, and 8.7% for the nine months ended September 30, 2009 and 5.3% for the nine months ended September 30, 2008. The increase in the effective tax rate when comparing the three months ended September 30, 2009 to the three months ended September 30, 2008 is primarily due to an increase in income in geographic locations taxed at a higher rate. The increase in the effective tax rate when comparing the nine months ended September 30, 2009 to the nine months ended September 30, 2008 is due primarily to an increase in income in geographic locations taxed at a higher rate and the tax impact related to stock-based compensation expense partially offset by the tax impact of our Strategic Restructuring Plan.

Liquidity and Capital Resources

During the nine months ended September 30, 2009, we generated positive operating cash flows of $302.1 million. These cash flows related primarily to net income of $102.9 million, adjusted for, among other things, non-cash charges, including depreciation and amortization expenses of $102.3 million, stock-based compensation expense of $84.5 million, a goodwill adjustment of $5.4 million and an aggregate increase in operating assets and liabilities of $7.4 million, net of effects of our acquisitions. These cash inflows are partially offset by operating outflows related to the excess benefit from the exercise of stock options of $6.9 million and the tax effect of stock-based compensation of $4.4 million. Our investing activities used $322.3 million of cash consisting primarily of cash paid for net purchases of investments of $257.1 million. Also contributing to these cash outflows is the purchase of property and equipment of $56.8 million. Our financing activities used $4.0 million of cash primarily from expenditures on our stock repurchase program of $140.0 million partially offset by proceeds received from the issuance of common stock under our employee stock-based compensation plans of $129.1 million.

During the nine months ended September 30, 2008, we generated positive operating cash flows of $296.0 million. These cash flows related primarily to net income of $118.2 million, adjusted for, among other things, non-cash charges, including stock-based compensation expense of $90.9 million, depreciation and amortization expenses of $89.9 million, the tax effect of stock-based compensation of $4.3 million and realized losses on our investments of $3.9 million. These cash inflows are partially offset by an aggregate decrease in operating assets and liabilities of $11.0 million, net of effects of our acquisitions and an operating cash outflow of $5.4 million related to the excess benefit from the exercise of stock options. Our investing activities used $124.1 million of cash consisting primarily of cash paid for the purchase of property and equipment of $87.6 million and the expenditure of $32.0 million for licensing agreements and the purchase of product related intangible assets. Our financing activities used cash of $182.7 million primarily related to our stock repurchase program of $225.1 million partially offset by proceeds received from the issuance of common stock under our employee stock-based compensation plans of $37.5 million.

Historically, significant portions of our cash inflows were generated by our operations. We currently expect this trend to continue throughout 2009. We believe that our existing cash and investments together with cash flows expected from operations will be sufficient to meet expected operating and capital expenditure requirements for the next 12 months.

Cash, Cash Equivalents and Investments

	September 30, 2009	December 31, 2008	2009 Compared to 2008
	(In thousands)
Cash, cash equivalents and investments	$1,090,368	$850,881	$239,487

The increase in cash, cash equivalents and investments when comparing September 30, 2009 to December 31, 2008, is primarily due to cash provided by our operating activities of $302.1 million and cash received from the issuance of common stock under our employee stock-based compensation plans of $129.1 million partially offset by expenditures made on our stock repurchases of $140.0 million and purchases of property and equipment of $56.8 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.” We generally invest our cash and cash equivalents in investment grade, highly liquid securities to allow for flexibility in the event of immediate cash needs. Our short-term and long-term investments primarily consist of interest-bearing securities.

Available-for-sale investments

As of September 30, 2009, we recorded an unrealized loss of approximately $5.8 million, which is included in accumulated other comprehensive loss, related to our $50.0 million face value investment issued by AIG Matched Funding Corporation, or the AIG Capped Floater, which matures in September 2011. American International Group, Inc., or AIG, as the issuer’s parent, provided a guarantee of the security at the time of purchase in September 2006. The unrealized loss was primarily caused by AIG experiencing liquidity challenges which were reportedly precipitated by problems in the capital markets. AIG’s lack of liquidity triggered a downgrade in the credit ratings for its long-term issues to A- and A3 by two rating agencies on October 3, 2008. As a result of AIG’s liquidity challenges, in November 2008 the Federal Reserve Bank of New York, or the FRBNY, intervened with a five-year credit facility to help stabilize AIG and the overall market. In addition, on March 2, 2009, AIG announced further actions were taken in cooperation with the U.S. Department of Treasury and the FRBNY to provide AIG with additional financial stability. As of the date of this report, AIG has not been reported to have defaulted on capital repayments to holders of its recently matured debt and it continues to pay us interest on the AIG Capped Floater. Because we do not intend to sell the AIG Capped Floater and it is more likely than not that we will not be required to sell the security before the recovery of its amortized cost basis, which may not occur until maturity, we do not consider the security to be other-than-temporarily impaired.

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

Trading Investments

As of September 30, 2009, we held municipal auction rate securities, of which substantially all were triple-A rated, with an aggregate par value of approximately $45.2 million, whose underlying assets are generally student loans that are substantially backed by the federal government under the Federal Family Education Loan Program through investment accounts managed by UBS Financial Services, Inc., or UBS. The market for municipal auction rate securities in our portfolio began experiencing auction failures on February 13, 2008 and there have been no successful auctions for the securities held in our portfolio since the failures began. In November 2008, we formally accepted the terms of a settlement from UBS, or the Settlement. Upon accepting the terms of the Settlement, we received an enforceable, non-transferable right, or the Put Option, that enables us to sell our auction rate securities back to UBS during the period between June 30, 2010 and July 2, 2012 at par value. Accordingly, we recorded the fair value of the Put Option in other assets in our financial statements and contemporaneously made the fair value election as permitted by the authoritative guidance which states that companies may elect the fair value option for eligible financial assets. Therefore, we record changes in the fair value of the Put Option in earnings. During the nine months ended September 30, 2009, we recorded a gain of $1.2 million related to our investments in auction rate securities and a corresponding loss of $1.3 million related to the Put Option, both of which are included in other income (expense), net, in our condensed consolidated statements of income.

Fair Value Measurements

On January 1, 2008, we adopted the authoritative guidance for fair value measurements for financial assets and financial liabilities. The authoritative guidance, which, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. Fair value is defined as an exit price, representing the amount that would either be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

During 2008, we measured our AIG Capped Floater using indicative pricing for another AIG security with similar terms, or the Referenced Security, which had regular trading activity, a Level 2 observation. During 2009, trading in the Referenced Security significantly decreased and other floating rate AIG debt securities with regular trading activity were too close to their maturities to be used to establish fair value for the AIG Capped Floater. Therefore, in order to measure the AIG Capped Floater at fair value we used a discounted cash flow model. We utilized a two-year swap rate, which is the rate at which LIBOR could be fixed for the remaining two years until maturity of the security, to derive the cash flows from the AIG Capped Floater. We then discounted those cash flows at a rate reflecting the market risk inherent in holding an AIG security with a similar maturity as evidenced by pricing in the markets. Since utilizing a discounted cash flow model required us to make assumptions that were not directly or indirectly observable regarding the AIG Capped Floater’s fair value during 2009, it was transferred to Level 3 and is included in the table below as a transfer to Level 3.

Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

	Put Option	Long-term Investments	Total
	(In thousands)
Balance at December 31, 2008	$7,378	$37,919	$45,297
Transfers to Level 3	—	44,231	44,231
Total realized (losses) gains included in earnings	(1,326)	1,185	(141)

Balance at September 30, 2009	$6,052	$83,335	$89,387

Realized (losses) gains included in earnings for the period are reported in other income (expense), net.

Accounts Receivable, Net

	September 30, 2009	December 31, 2008	2009 Compared to 2008
	(In thousands)
Accounts receivable	$244,581	$239,998	$4,583
Allowance for returns	(1,536)	(1,641)	105
Allowance for doubtful accounts	(5,148)	(7,061)	1,913

Accounts receivable, net	$237,897	$231,296	$6,601

The increase in accounts receivable when comparing September 30, 2009 to December 31, 2008 was primarily due to the timing of sales during the third quarter of 2009 compared to the fourth quarter of 2008. For example, there were higher sales in the last month of the third quarter in 2009 in the Americas, APAC and our Online Services division compared to sales in the last month of the fourth quarter in 2008. Our allowance for returns was $1.5 million at September 30, 2009 compared to $1.6 million at December 31, 2008. The activity in our allowance for returns was comprised primarily of $2.8 million in credits issued for returns partially offset by $2.7 million of provisions for returns recorded in the first nine months of 2009. The activity in our allowance for doubtful accounts was primarily comprised of $3.3 million of uncollectible accounts written off, net of recoveries, partially offset by additional provisions for doubtful accounts of $1.4 million recorded during the first nine months of 2009. From time to time, we could maintain individually significant accounts receivable balances from our distributors or customers, which are comprised of large business enterprises, governments and small and medium-sized businesses. If the financial condition of our distributors or customers deteriorates, our operating results could be adversely affected.

Credit Facility

Effective on August 9, 2005, we entered into the Credit Facility with a group of financial institutions, or the Lenders. Effective September 27, 2006, we entered into an amendment and restatement of the Credit Facility, or the Amendment. The Amendment decreased the overall range of interest we will pay on amounts outstanding on the Credit Facility and lowered the facility fee. In addition, the Amendment extended the term of the Credit Facility. The Credit Facility, as amended, allows us to increase the revolving credit commitment up to a maximum aggregate revolving credit commitment of $175.0 million. The Credit Facility, as amended, currently provides for a revolving line of credit that will expire on September 27, 2011 in the aggregate amount of $100.0 million, subject to continued covenant compliance. A portion of the revolving line of credit (1) in the aggregate amount of $25.0 million may be available for issuances of letters of credit and (2) in the aggregate amount of $15.0 million may be available for swing line loans. The Credit Facility, as amended, currently bears interest at the London Interbank Offered Rate, or LIBOR, plus 0.32% and adjusts in the future in the range of 0.32% to 0.80% above LIBOR based on the level of our total debt and our adjusted earnings before interest, taxes, depreciation and amortization, or EBITDA. In addition, we are required to pay an annual facility fee ranging from 0.08% to 0.20% based on the aggregate amount available under the Credit Facility, as amended, and the level of our total debt and adjusted EBITDA. During the three and nine months ended September 30, 2009, no funds were borrowed under the Credit Facility, as amended, and as of September 30, 2009 there were no amounts outstanding under the Credit Facility, as amended.

The Credit Facility, as amended, contains customary default provisions, and we must comply with various financial and non-financial covenants. The financial covenants consist of a minimum interest coverage ratio and a maximum consolidated leverage ratio. The primary non-financial covenants contain certain limits on our ability to pay dividends, conduct certain mergers or acquisitions, make certain investments and loans, incur future indebtedness or liens, alter our capital structure or sell stock or assets. As of September 30, 2009, we were in compliance with all covenants of the Credit Facility.

Stock Repurchase Program

Our Board of Directors authorized an ongoing stock repurchase program with a total repurchase authority granted to us of $2.1 billion. We may use the approved dollar authority to repurchase stock at any time until the approved amount is exhausted. The objective of our stock repurchase program is to improve stockholders’ returns. At September 30, 2009, approximately $236.9 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. A portion of the funds used to repurchase stock over the course of the program was provided by proceeds from employee stock option exercises and the related tax benefit.

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

During the three months ended September 30, 2009, we expended approximately $75.0 million on open market purchases, repurchasing 2,109,030 shares of outstanding common stock at an average price of $35.56. In addition, as of September 30, 2009, we did not have any prepaid notional amounts remaining under structured stock repurchase programs and we did not make any up-front payments to financial institutions related to structured stock repurchase agreements during the period.

During the nine months ended September 30, 2009, we expended approximately $140.0 million on open market purchases, repurchasing 4,531,330 shares of outstanding common stock at an average price of $30.89. In addition, during the period, we did not make up-front payments to certain financial institutions related to structured stock repurchase agreements.

During the three months ended September 30, 2008, we took delivery of 639,899 shares at an average price of $29.13 per share from our structured repurchase agreements and we expended approximately $50.0 million on open market purchases, repurchasing 1,711,758 shares of outstanding common stock at an average price of $29.18. In addition, during the three months ended September 30, 2008 we made up-front payments of $25.0 million to certain financial institutions related to structured stock repurchase agreements.

During the nine months ended September 30, 2008, we took delivery of 3,548,544 shares at an average price of $34.30 per share from our structured repurchase agreements and we expended approximately $166.2 million on open market purchases, repurchasing 5,133,091 shares of outstanding common stock at an average price of $32.38. In addition, during the nine months ended September 30, 2008 we made up-front payments of $58.9 million to certain financial institutions related to structured stock repurchase agreements.

Office Leases

We have an operating lease obligation related to a property that is not fully utilized which continues to 2018 with a total remaining obligation at September 30, 2009 of approximately $5.0 million, of which $1.0 million was accrued as of September 30, 2009, and is reflected in accrued expenses and other current liabilities and other liabilities in our condensed consolidated financial statements. In calculating this accrual, we made estimates, based on market information, including the estimated vacancy periods and sublease rates and opportunities. We periodically re-evaluate our estimates related to this vacant facility.

Off-Balance Sheet Arrangements

The Company does not have any special purpose entities or off-balance sheet financing arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes with respect to the information appearing in Part II, Item 7A., “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2009, our management, with the participation of our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that, as of September 30, 2009, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated our management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Information with respect to this Item may be found in Notes 13 and 15 to our condensed consolidated financial statements, which information is incorporated into this Part II, Item 1 by reference.

In addition, we are a defendant in various litigation matters generally arising out of the normal course of business. Although it is difficult to predict the ultimate outcome of these cases, we believe that the ultimate outcomes will not materially affect our business, financial position, results of operations or cash flows.

ITEM 1A.	RISK FACTORS

The following information updates, and should be read in conjunction with, the information disclosed in Part 1, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which was filed with the Securities and Exchange Commission on February 27, 2009. Except as disclosed below, there have been no material changes in our risk factors from those disclosed in Part 1, Item 1A., “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

We have received a Revenue Agent’s Report from the Internal Revenue Service asserting tax deficiencies in certain of our tax returns. An adverse outcome of this tax examination, or any future tax examinations involving similar assertions, could have a material adverse effect on our results of operations and financial condition.

In connection with a current IRS examination of our tax returns, the IRS has asserted income tax deficiencies related to transfer pricing and consequential adjustments of approximately $81.3 million for tax years 2004 and 2005 (excluding interest) relating to valuation matters associated with the intercompany transfer of certain intellectual property in earlier tax years. We disagree with the adjustments and have filed a protest with the IRS, which will cause the matter to be referred to the Appeals Division of the IRS. We intend to contest the adjustments through the IRS appeals process and the courts, if necessary. There can be no assurance, however, that this matter will be resolved in our favor, and an adverse outcome of this matter, or any future tax examinations involving similar assertions, could have a material adverse effect on our results of operations and financial condition. Regardless of whether this matter is resolved in our favor, the final resolution of this matter could be expensive and time-consuming to defend.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer

Our Board of Directors has authorized an ongoing stock repurchase program with a total repurchase authority granted to us of $2.1 billion. The objective of the stock repurchase program is to improve stockholders’ returns. At September 30, 2009, approximately $236.9 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. The following table shows the monthly activity related to our stock repurchase program for the quarter ended September 30, 2009:

	(a) Total Number of Shares (or Units) Purchased (1)(2)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or approximate dollar value) of Shares (or Units) that may yet be Purchased under the Plans or Programs
July 1, 2009 through July 30, 2009	113,730	$35.52	113,730	$307,982
August 1, 2009 through August 31, 2009	1,367,700	35.52	1,367,700	259,403
September 1, 2009 through September 30, 2009	630,276	35.65	630,276	236,932

Total	2,111,706	$35.56	2,111,706	$236,932

(1)	Represents shares received under our prepaid stock repurchase programs and acquired in open market purchases. We expended approximately $75.0 million during the quarter ended September 30, 2009 for repurchases of our common stock. For more information see Note 14 to our condensed consolidated financial statements.
(2)	Includes 2,676 shares repurchased in September 2009 to satisfy tax withholding obligations that arose on the vesting of shares of unvested stock units.

ITEM 5.	OTHER INFORMATION

The Company’s policy governing transactions in its securities by its directors, officers and employees permits its officers, directors and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The Company has been advised that each of Mark B. Templeton, our President and Chief Executive Officer, David R. Friedman, our General Counsel and Senior Vice President, Human Resources, and Murray J. Demo, Godfrey R. Sullivan and Gary E. Morin, each of whom serves on our Board of Directors, entered into a new trading plan in the third quarter of 2009 in accordance with Rule 10b5-1 and the Company’s policy governing transactions in its securities, in each case for the purpose of exercising soon to expire stock options and to sell the underlying shares of common stock. The Company undertakes no obligation to update or revise the information provided herein, including for revision or termination of an established trading plan.

ITEM 6.	EXHIBITS

(a)	List of exhibits

Exhibit No.	Description
10.1*	Form of letter agreement amending Restricted Stock Unit Agreement

31.1	Rule 13a-14(a) / 15d-14(a) Certification

31.2	Rule 13a-14(a) / 15d-14(a) Certification

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial statements from Citrix Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, as filed with the SEC on November 4, 2009, formatted in XBRL, as follows:

(i) the Condensed Consolidated Balance Sheets
(ii) the Condensed Consolidated Statement of Income
(iii) the Condensed Consolidated Statements of Cash Flows
(iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks to text

*	Indicates a management contract or a compensatory plan, contract or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 4th day of November 2009.

CITRIX SYSTEMS, INC.

By:	/S/ DAVID J. HENSHALL
David J. Henshall
Senior Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1*	Form of letter agreement amending Restricted Stock Unit Agreement

31.1	Rule 13a-14(a) / 15d-14(a) Certification

31.2	Rule 13a-14(a) / 15d-14(a) Certification

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial statements from Citrix Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, as filed with the SEC on November 4, 2009, formatted in XBRL, as follows:

(i) the Condensed Consolidated Balance Sheets
(ii) the Condensed Consolidated Statement of Income
(iii) the Condensed Consolidated Statements of Cash Flows
(iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks to text

*	Indicates a management contract or a compensatory plan, contract or arrangement.