Form 10-K
period 2009-12-31
CITRIX SYSTEMS INC
filed 2010-02-24
CIK 877890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in 12b-2 of the Exchange Act.

☒ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer	☐ Smaller reporting company

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant computed by reference to the price of the registrant’s Common Stock as of the last business day of the registrant’s most recently completed second fiscal quarter (based on the last reported sale price on The Nasdaq Global Select Market as of such date) was $5,836,991,699. As of February 18, 2010 there were 183,826,978 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2009. Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

CITRIX SYSTEMS, INC.

PART I

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such actual results to differ materially from those set forth in these forward-looking statements are included in Part I, Item 1A “Risk Factors” beginning on page 14.

ITEM 1.	BUSINESS

General

Citrix Systems, Inc. is a Delaware corporation founded on April 17, 1989. We design, develop and market technology solutions that enable information technology, or IT, services to be securely delivered through our virtual computing infrastructure on demand – independent of location, device or network. Our customers achieve lower IT operating costs, increased information security, and greater business agility using Citrix technologies that virtualize business meetings, user support, client hardware, desktop operating systems, applications, networks, server hardware and cloud services. We market and license our products directly to enterprise customers, over the web, and through systems integrators, or SIs, in addition to indirectly through value-added resellers, or VARs, value-added distributors, or VADs, and original equipment manufacturers, or OEMs.

Business Overview

Our long-term vision is to enable people to work or play – anywhere. For over two decades, we have passionately pursued this vision through successive waves of invention. The first wave, beginning in the early-1990’s, enabled secure remote access to mission critical applications for thousands of road warriors. This required the invention of a new way to “transmit” application screens allowing applications to be virtualized instead of installed on the user’s personal computer, or PC, even over very thin network connections. IT administrators found that virtualized applications on a central server made them more secure, faster running, easier to update and much more accessible. The shifting of computing to servers also allowed the invention of thin-clients and network computers powered by Citrix client and server technologies. Since the early 1990’s we have become a leading provider of server-based computing solutions and our products have been accepted by thousands of organizations as strategic infrastructure for user mobility.

In the early 2000’s, we turned our focus toward new market opportunities created by the massive connectivity of the internet, rapid expansion of network bandwidth, and an explosion of device form factors such as smartphones, tablet PCs, and netbooks. In parallel, customers began to realize the increasing value of mobility technologies like remote access, web collaboration and remote support tools. We also believe that there are similar opportunities emerging in the datacenter to address high operating costs, inflexible infrastructure, and new application architectures.

These opportunities have been the driving forces behind our second wave of invention, building on our core ideas and technologies for virtualizing applications – extending them to adjacent product and technology markets. Since 2004, we have focused our investments on a broader array of technologies, strategic acquisitions and new business models. This has expanded our core capabilities beyond application virtualization to include desktop, client, and server virtualization. It has also made Citrix a leading manufacturer of network appliances, and one of the largest providers of software-as-a-service, or SaaS, in the world.

Today, Citrix serves over 230,000 customers and over 100 million users every day in over 100 countries. Citrix products and services allow people to collaborate, communicate and work virtually anywhere – using any device they choose. Our virtual computing infrastructure IT services are securely delivered on demand, and we believe our datacenter computing resources are simpler, lower cost, and more efficient.

Invention and re-invention has driven our growth. Our diversified product lines, routes to-the-customer, and business models have been enabled by our virtual computing products that enable collaboration as-a-service, desktop as-a-service and infrastructure as-a-service.

Products

Our products and services target customers of all sizes – from individuals that subscribe to our GoToMyPC remote access service, to network engineers that purchase our NetScaler web application devices, or the IT professional that licenses our XenDesktop infrastructure products. This section provides an overview of our major product and services offerings.

Desktop Solutions

Our Desktop Solutions – XenDesktop and XenApp – reduce the complexity and cost of administering Windows-based applications and desktops in the enterprise.

•

Citrix® XenDesktop™ is a fully integrated desktop virtualization system that gives customers the flexibility to deliver the desktop as a service – dramatically simplifying desktop management for the broadest range of users. XenDesktop is available in a range of packages designed for viral adoption and several market segments. The Express Edition of XenDesktop is offered as a free download from our website to allow IT professionals to conduct no-cost trials. The XenDesktop VDI Edition is designed for virtual desktop projects that only require the hosted virtual machine method of desktop delivery. The Enterprise and Platinum Editions of XenDesktop include all our major virtual desktop delivery models in one integrated package, and also include Citrix XenApp for delivering on-demand applications into virtual or physical desktops. All versions of XenDesktop include Citrix HDX technologies to give users a high-definition experience – even when using multimedia, real-time collaboration, USB devices, and 3D graphics content, while consuming 90 percent less bandwidth than competing solutions. HDX fully leverages the Citrix ICA® protocol and adds Adaptive Orchestration which dynamically optimizes performance and bandwidth to fit each unique user scenario. Each edition comes with user profile management and provisioning services to stream a single desktop image, on-demand, to multiple servers in the datacenter. All editions feature licensing for both Citrix XenServer and Microsoft Hyper-V virtualization infrastructure. The most advanced editions include our FlexCast™ delivery technologies which allow virtual desktops to be hosted in the datacenter or run locally at the endpoint, wherever costs, security or mobility is optimal. We believe that our FlexCast technology dramatically improves our customer’s return on their investment and makes desktop virtualization a practical reality for broad, enterprise-wide deployments.

•

Citrix® XenApp™ is a widely-deployed application virtualization solution that allows enterprise applications to be centralized and delivered as an on-demand service. XenApp delivers applications in two ways: (1) hosted – by running application business logic on a central server using our HDX technologies to securely transmit the application’s user experience to the endpoint device, or (2) streamed – by running the application locally. Keeping applications under the centralized control of IT administrators enhances data security and reduces the costs of managing separate clients and applications on every user’s desktop. The XenApp server runs on Microsoft® Windows Server® 2008, Windows Server 2003 x64 Edition to Windows Server 2003, Windows® 2000 Server and several versions of UNIX®. In 2009, we announced XenApp 5, offering improvements in capacity planning, server provisioning and application management. We offer XenApp as a standalone product in different editions. The Platinum Edition includes the most features and adds powerful capabilities for application performance monitoring, secure sockets layers/virtual private network, or SSL/VPN, advanced SmartAccess™ control and single sign-on application security. The capabilities of XenApp are now available in XenDesktop Enterprise and Platinum Editions to provide a complete desktop virtualization system. XenApp continues to be available as a standalone solution for self-service applications on demand for customers wishing to use it on physical PCs and with competing virtual desktop products.

Online Services

Online Services is another area where we provide virtualization at the desktop in the form of virtual meetings, web-based desktop support, and remote access. These products are delivered using the SaaS method where customers simply subscribe to our cloud-based online services without making any capital investment. These SaaS-delivered products help customers reduce travel, increase tele-working, and enable cost-effective remote access and support.

•

GoToMeeting® is an online, easy-to-use, secure and cost-effective solution for online meetings sales demonstrations and collaborative gatherings. GoToMeeting allows a user with a PC or Mac and an Internet browser to easily host, attend or participate in an online meeting or session without significant training. GoToMeeting is capable of providing a standard PSTN conference dial-in number and voice over Internet protocol, or VoIP. It features advanced secure communication architecture that uses industry-standard secure sockets layers, or SSL. The service offers flat-fee pricing for any number of meetings of any length, for up to 15 attendees per meeting. We also offer GoToMeeting® Corporate which supports multiple organizer accounts, unlimited meetings with up to 25 attendees, robust reporting, additional customization options and advanced administrative capabilities. GoToMeeting Corporate also provides optional integrated toll-free audio.

•

GoToWebinar® is an easy-to-use, do-it-yourself webinar solution, allowing organizations to increase market reach and effectively present online to geographically dispersed audiences. GoToWebinar allows users with a PC or Mac and an Internet browser to easily host, attend or participate in a webinar session without significant training or IT support. GoToWebinar includes such features as full-service registration with real-time reports, customized branding, automated email templates, polling and survey capabilities, webinar dashboard to monitor attendance and participation, easy presenter controls for changing presenters and VoIP and toll-based phone options. The service offers flat-fee pricing for unlimited webinars of any length, for up to 1,000 attendees per webinar.

•

GoToTraining® is the easy online training tool that allows trainers to deliver content to multiple trainees quickly and effortlessly, allowing organizations to expand their training program while saving time and reducing travel costs. GoToTraining allows users to host and participate in interactive online training sessions from either their PC or Mac. GoToTraining includes such features as full-service registration with real-time reporting and management, online course catalog, automated reminder and follow-up emails, content library to organize and store reusable content, materials, tests, polls, and VoIP and toll-based phone options. The service offers flat-fee pricing for unlimited training sessions of any length, for up to 200 attendees per session.

•

GoToAssist® is a leading, online, remote technical-support solution that enables individual professionals and organizations of all sizes to provide secure, on-demand support over the Internet. GoToAssist enables support staff to instantly view and control the desktop of a user without the need to pre-install client software. There are two versions: GoToAssist® Express and GoToAssist® Corporate. They both work automatically and securely through virtually every firewall, even over dial-up connections, and they easily integrate into existing infrastructure.

•

GoToMyPC® is an online solution that provides secure, remote access to PC and Mac from virtually any Internet-connected computer. GoToMyPC, which sets up easily with a secure encrypted connection, enables individuals to remotely use any resources hosted on their desktop just as though they were sitting in front of it. GoToMyPC® Pro, tailored for the needs of professionals and small offices, supports up to 50 PCs, rolls out secure, remote access for multiple users in minutes, and features an administration Website in which managers can add, suspend and delete users and run usage reports. GoToMyPC® Corporate is built for businesses that require detailed reporting, in-depth administration features, assign and manage remote-access privileges for employees with advanced security features.

Datacenter and Cloud Solutions

Our Datacenter and Cloud Solutions bring lower operating costs, greater flexibility and cloud-enablement to the enterprise datacenter. These products are also designed to power public “clouds” when used by hosting and cloud service providers. Our datacenter and cloud solutions include virtual infrastructure and application networking products.

Virtual Infrastructure Products

Citrix XenServer and Citrix Essentials offer powerful virtual infrastructure for improving operational efficiencies in the enterprise datacenter and for public cloud service providers:

•

Citrix®XenServer™ is an enterprise-class platform for managing server virtualization in the datacenter as a flexible aggregated pool of computing and storage resources. Based on the high-performance Xen virtualization engine, XenServer combines comprehensive server virtualization capabilities with scalability, performance and ease-of-use. XenServer is offered free of charge to any user for unlimited production deployment.

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

Application Networking Products

Citrix NetScaler, Citrix Access Gateway and Citrix Repeater Solutions improve the performance, security and costs of delivering applications, desktops and web content over both public and private networks:

•

Citrix® NetScaler® is an all-in-one Web application delivery controller that makes applications run five times better by application accelerator methods such as HTTP compression and caching, ensuring application availability through advanced L4-7 load balancer and content switching methods, increasing application security with an integrated application firewall and substantially lowering costs by offloading servers for server consolidation. It reduces Web application TCO, optimizes the user experience and makes sure that applications are always available. NetScaler comes in both built-for-purpose MPX-series hardware appliances powered by our nCore technology and an economical form factor with our VPX virtual appliance that operates with any standard industry server using our XenServer technology.

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

Technical Services

We provide a portfolio of technical services to our business partners and customers to manage the quality of implementation, operation and support of our solutions. These services are available for additional fees paid on an annual or transactional basis.

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

•

Technical Support Services accommodate the unique ongoing support needs of customers. Our technical support services are specifically designed to address the variety of challenges facing access infrastructure environments. We offer several support-level options, global coverage and personalized relationship management. Post-sale technical support is offered through Citrix-operated support centers located in the United States, Ireland, Japan, Hong Kong, Australia, Singapore and India. In most cases, we provide technical advice to channel distributors and entities with which we have a technology relationship, who act as the first line of technical assistance for end-users. In some cases, end-users can also choose from a Citrix-delivered fee-based support program ranging from one-time incident charges to an enterprise-level support agreement covering multiple sites and servers. In addition, we also provide free technical advice through online support systems, including our Web-based “Knowledge Center.”

•

Product Training & Certification teaches customers and partners how to optimally utilize our products and keep their organizations running smoothly. Authorized Citrix training is available when and how it is needed. Traditional or virtual instructor-led training offerings feature Citrix Certified Instructors conducting scheduled classes in a classroom or remote setting at one of approximately 260 Citrix Authorized Learning Centers™, or CALCs, worldwide. CALCs are staffed with instructors that have been certified by us and teach their students using Citrix-developed courseware. Self-Paced Online offerings, available to students 24 hours a day, seven days a week, provide technically robust course content without an instructor and often include hands-on practice via virtual labs. Certifications are available for administrators, engineers, and architects.

Our SaaS products generally do not require post-sale services except in the case of some corporate contracts which include integration services at the time of implementation.

Technology

Our products are based on a full range of industry-standard technologies. In addition, certain of our products are also based on our proprietary technologies.

•

Independent Computing Architecture Protocol, or ICA®, consists of server- and client-side technology that allows graphical user interfaces to be transmitted securely over any network, and displayed on almost any client device. We offer client-side support for Windows-, Macintosh-, Linux-, Windows Phone-, iPhone-, and Android-based devices such as PCs, laptops, tablets, thin clients, netbooks and smartphones. ICA allows applications and desktops to run on a central server enabling centralized management of applications, desktops, end-users, servers, licenses and other system components for greater efficiency and lower cost. ICA enhances information security by minimizing or eliminating data from traveling across the network by sending and receiving encrypted representation of screen pixels, keystrokes and mouse clicks. ICA is uniquely designed to consume minimal network bandwidth and resist network latency which allows virtual desktops and applications to be used over LANs, WANs, WiFi, and 3G connections.

•

Citrix HDX Technologies is a family of innovations that optimize the end-to-end user experience in virtual desktop and virtual application environments. These technologies incorporate our ICA protocol and include HDX Broadcast, MediaStream, Realtime, 3D, Plug-n-Play, and IntelliCache features which work together to provide a hi-definition user experience across a wide array of applications, devices and networks. HDX also provides Adaptive Orchestration which dynamically adjusts HDX capabilities to adapt to specific device, network and application scenarios and deliver a better user experience.

•

NetScaler® Software Packet Engine, or the Packet Engine, forms the foundation of our NetScaler line of products. The Packet Engine allows high-performance networking and packet processing without the need for special purpose hardware.

•

Xen® Open Source Technology is the basis for our hypervisor products. The Xen® hypervisor is a key component of the XenServer™ product line. See Part I—Item 1A entitled “Risk Factors,” for more information regarding the open source technology.

•

Citrix Internet Overlay Platform is foundational technology for GoToMeeting, GoToWebinar, GoToTraining, GoToAssist and GoToAssist Express. The platform implements one of the largest multicast overlay data networks in the world using the Internet. It provides proprietary screen-sharing technology that separately optimizes screen transmission for each endpoint device (such as a remote PC during an online meeting or remote access session).

•

Citrix PSTN/VoIP Bridge is core technology that allows the seamless integration of PSTN/VoIP audio conferencing. This technology is used extensively in our web-based collaboration and communication products including GoToMeeting, GoToWebinar, GoToTraining, and Hi-Def Conferencing.

Innovation is a core Citrix competency. We have many additional unique inventions that are important enablers of our continued leadership in desktop and application virtualization, web collaboration, application networking, and cloud infrastructure.

Customers

We take a unique approach to solving the challenges of globalization, datacenter consolidation, regulatory compliance, disaster preparedness, and competitiveness faced by our customers. In addition, we help their IT organizations change the cost, complexity, security and inflexibility of enterprise computing. Our products provide new capabilities for collaboration, communication, user support, desktop management, networking and datacenter management, and we believe they consistently deliver lower business and computing costs. At the same time, our solutions significantly increase business agility, helping our customers to quickly adapt to business, economic and environmental changes. The strategic value that we offer requires us to engage with multiple buyers, each with a different perspective on the problems we solve. We believe that the primary IT buyers involved in decision-making related to virtual computing solutions are the following:

•

Strategic IT Executives including chief information officers, chief technology officers and vice presidents of infrastructure, who have responsibility for ensuring that IT services are enablers to business initiatives, and are delivered with the best performance, availability, security, and cost.

•	Network Architects who are responsible for delivering Web-based applications who have primary responsibility for the WAN infrastructure for all applications.

•	IT Infrastructure Managers who are responsible for managing and delivering Windows-based applications.

•	Desktop Operations Managers who are responsible for managing Windows Desktop environments including corporate help desks.

•	Server Operations Managers who are responsible for specifying datacenter systems, and managing daily operations.

•	Individuals and professional consumers, or prosumers, who are responsible for choosing personal solutions and helping small business select simple-to-use computing solutions.

•	Small Business Owners who are responsible for choosing the systems needed to support their business goals, such as SaaS.

We offer perpetual and term-based software licenses for our products, along with annual subscriptions for software updates, technical support and online services. Perpetual licenses allow our customers to use the version of software initially purchased into perpetuity, while term-based licenses are limited to a specified period of time. Software update subscriptions give customers the right to upgrade to new software versions if and when any updates are delivered during the subscription term. Perpetual license software products come primarily in electronic-based forms, and, in selected markets, we offer pre-packaged shrink-wrap products to meet local customer needs. Our Online Services SaaS products are accessed over the Internet for usage during the subscription period. Our hardware appliances come pre-loaded with software for which customers can purchase perpetual licenses and annual maintenance.

Technology Relationships

We have entered into a number of technology relationships to accelerate the development of existing and future products. These relationships include cross-licensing, OEM, and other arrangements that result in better solutions for our customers.

Microsoft

Since our inception, we have had a number of license agreements with Microsoft Corporation, or Microsoft, including patent cross-license and source code licensing agreements that have provided us access to source code for versions of Microsoft Windows Server. These agreements are not required for our software development processes on Windows Server and do not provide for payments to or from Microsoft. The agreements are designed to allow Citrix to provide technical support for our products that run on the Microsoft Windows Server platform including XenApp and XenDesktop. Additionally, we have collaborated with Microsoft on various technologies, including terminal services, application networking and virtualization.

Additional Relationships

Currently, numerous partners incorporate Citrix products and technologies such as Citrix Receiver, ICA, Citrix XenServer, Citrix XenDesktop and Citrix XenApp into their customer offerings. Our ICA and Citrix Receiver technologies are often included with thin clients, industry-standard servers, and mobile devices such as Apple iPhone, Windows Mobile, Blackberry and Google Android devices. Licensees include Dell, Fujitsu, HP, and Wyse Technologies, among others.

In addition, we have initiated the Citrix Ready Program. The Citrix Ready program identifies verified solutions that are trusted to enhance virtualization, networking and cloud computing solutions from Citrix, including Citrix® XenDesktop ™, XenApp™, XenServer™, NetScaler® and GoToMeeting®. The Citrix Ready program leverages industry-leading alliances across the Citrix partner eco-system to meet a wide variety customer needs, and currently incorporates over 2,700 partners who have demonstrated more than 12,000 product verifications. The Citrix Ready designation is awarded to third party products that have successfully met verification criteria set by Citrix, and gives customers an added confidence in the compatibility of the joint solution offering. The Citrix Ready program received the Alliance Excellence Award from the Association of Strategic Alliance Professionals (ASAP) for creating a strong community of alliances through implementation of new, innovative best practices.

Research and Development

We focus our research and development efforts on developing new products and core technologies in the virtual computing infrastructure market and further enhancing the functionality, reliability, performance and flexibility of existing products. We solicit extensive feedback concerning product development from customers, both directly from and indirectly through our channel distributors.

We believe that our software development teams and core technologies represent a significant competitive advantage for us. Included in the software development teams is a group focused on research activities that include prototyping ways to integrate emerging technologies and standards into our product offerings, such as emerging Web services technologies, management standards and Microsoft’s newest technologies. Many groups within the software development teams have expertise in XML-based software development, integration of acquired technology, multi-tier Web-based application development and deployment, SSL secure access, hypervisor technologies, VoIP-based audio technology, Web-based video technology and building software as a service. We maintain teams located close to Microsoft in Redmond, Washington which are focused on enhancing and adding value to the next generation of Microsoft Windows Server, virtualization and management products. We incurred research and development expenses of approximately $282.0 million in 2009, $288.1 million in 2008 and $205.1 million in 2007.

Sales, Marketing and Services

We market and license our products and services through multiple channels worldwide, including VARs, VADs, SIs, ISVs, direct over-the-web, and OEMs. These distribution channels are managed by our worldwide sales and services organization. We provide training and certification to integrators, VARs and consultants for a full-range of Citrix-based infrastructure products, solutions and services through our Citrix Partner Network program to members known as Citrix Solution Advisors™. In addition, our Online Services division provides software as a service through direct corporate sales and direct over-the-web through our Websites.

In 2009, we continued to focus on increasing the productivity of our existing partners and building capacity through recruitment of new partners to sell and implement our expanding product portfolio. Our channel incentive program, Citrix Advisor Rewards™, is an innovative influencer program that rewards our partners for registering projects and providing value-added selling even if they do not fulfill the product. This program has helped limit channel conflict and increase partner loyalty to us. We regularly take actions to improve the effectiveness of our partner programs, and to strengthen our channel relationships, including managing non-performing partners, adding new partners with expertise in selling into new markets, and forming additional relationships with global and regional SIs and ISVs. SIs and ISVs are becoming a more substantial part of our strategy in the large enterprise and government markets. The SI program includes members such as Accenture Ltd., Atos Origin, Computer Sciences Corporation, Electronic Data Systems Corporation, Fujitsu-Siemens Computers GmbH, Hewlett-Packard Company,

IBM Global Services, Infosys Technologies Limited and TATA Consultancy Services Limited, among others. The ISV program has a strong representation from targeted industry verticals such as healthcare, financial services and telecommunications. Members in the ISV program include Cerner Corporation, Epic Systems Corporation, ESRI, McKesson Corporation, Microsoft, Oracle Corporation, Sage Group plc, SAP AG and Siemens Medical Health Solutions, among many others.

Our corporate marketing organization provides sales event support, sales collateral, advertising, direct mail and public relations coverage to our indirect channels to aid in market development and in attracting new customers. Our partner development organization actively supports our VADs and VARs to improve their commitment and capabilities with Citrix solutions. Our customer sales organization consists of field-based systems sales engineers and corporate sales professionals who work directly with our largest customers and coordinate integration services provided by our VARs and SIs. Additional sales personnel, working in central locations and in the field, provide additional support including recruitment of prospective partners and technical training with respect to our products.

Although we work with multiple VADs and VARs, one distributor, Ingram Micro, accounted for 14% of our total net revenues in 2009, 12% of our total net revenues in 2008 and 10% of our total net revenues in 2007. Our channel distributor arrangements with Ingram Micro consist of several non-exclusive, independently negotiated agreements with its subsidiaries, each of which covers different countries or regions. Each of these agreements is separately negotiated and is independent of any other contract (such as a master distribution agreement). None of these contracts was individually responsible for over 10% of our total net revenues in each of the last three fiscal years. In addition, there was no individual VAR that accounted for over 10% of our total net revenues in 2009, 2008 and 2007.

The Citrix Partner Network™ includes three categories of partners: Citrix Solution Advisors™, Citrix Ready Technology Partners™, and Citrix Global SIs™. This network represents the knowledge, skills and experience of the entire spectrum of our partners around the world, and makes it easier for end-users to engage their services and benefit from their solutions. Equally important, the Citrix Partner Network is designed to help partners build their business by sharing in opportunities for virtualization and networking optimization solutions that arise from mutual customers and complement the sale of their own products.

We provide most of our channel distributors with stock-balancing and price protection rights, although the amount of inventory on hand with channel distributors is very small. These amounts are estimated and provided for at the time of sale as a reduction of revenue. Stock balancing rights permit channel distributors to return products to us up to the 45th day of the fiscal quarter, subject to ordering an equal dollar amount of our other products prior to the last day of the same fiscal quarter. We are not obligated to accept product returns from our channel distributors under any other conditions, unless the product item is defective in manufacture. Product items returned to us under the stock-balancing program must be in new, unused and unopened condition. Price protection rights require that we grant retroactive price adjustments for inventories of our products held by channel distributors or VARs if we lower our prices for such products. In the event that we decide to reduce our prices, we will establish a reserve to cover exposure to channel distributor inventory. We have not reduced and have no current plans to reduce the prices of our products for inventory currently held by channel distributors or VARs. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” and Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2009 for information regarding our revenue recognition policy.

International revenues (sales outside the United States) accounted for approximately 43.6% of our net revenues for the year ended December 31, 2009, 45.8% of our net revenues for the year ended December 31, 2008 and 44.5% of our net revenues for the year ended December 31, 2007. For detailed information on our international revenues, please refer to Note 12 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2009.

Operations

For our application networking products, including NetScaler, Access Gateway and Repeater, we employ manufacturing capabilities that are both internal and through independent contractors to provide a redundant source of manufacture and assembly. Internal manufacturing capabilities and independent contractors provide us with the flexibility needed to meet our customer product and delivery requirements. We have manufacturing relationships primarily with Flextronics and Super Micro Computer, Inc., under which we have subcontracted the majority of our manufacturing activity. These third-party contract manufacturers also provide final test, warehousing and shipping services. This subcontracting activity extends from prototypes to full production and includes activities such as material procurement, final assembly, test, control, shipment to our customers and repairs. Together with our contract manufacturers, we design, specify and monitor the tests that are required to meet internal and external quality standards. Our contract manufacturers manufacture our products based on forecasted demand for our products. Each of the contract manufacturers procures components necessary to assemble the products in our forecast and test the products according to our specifications. Products are then shipped to our channel distributors, VARs or end-users. If the products go unsold for specified periods of time, we may incur carrying charges or obsolete material charges for products ordered to meet our forecast or customer orders. In 2009, we did not experience any material difficulties or significant delays in the manufacture and assembly of our products.

We control all purchasing, inventory, scheduling, order processing and accounting functions related to our operations. For our software products, production, warehousing and shipping are performed internally in the United States and by independent contractors on a purchase order basis in Ireland, depending upon the customer’s geographic market. Master software CD-ROMs, development of user manuals, packaging designs, initial product quality control and testing are primarily performed at our facilities. In some cases, independent contractors also duplicate CD-ROMs, print documentation and package and assemble products to our specifications.

We do not believe that backlog, as of any particular date, is a reliable indicator of future performance. While it is generally our practice to promptly ship product upon receipt of properly finalized purchase orders, we sometimes have orders that have not shipped upon receipt of a purchase order. Although the amount of such product license orders may vary, the amount, if any, of such orders at the end of a particular period is not material to our business.

We believe that our fourth quarter revenues and expenses are affected by a number of seasonal factors, including the lapse of many corporations’ fiscal year budgets and an increase in amounts paid pursuant to our sales compensation plans due to compensation plan accelerators that are often triggered in the fourth quarter. We believe that these seasonal factors are common within our industry. Such factors historically have resulted in first quarter revenues in any year being lower than the immediately preceding fourth quarter. We expect this trend to continue through the first quarter of 2010. In addition, our European operations generally generate lower revenues in the summer months because of the generally reduced economic activity in Europe during the summer. This seasonal factor also typically results in higher fourth quarter revenues.

Competition

We sell our products in intensely competitive markets. Some of our competitors and potential competitors have significantly greater financial, technical, sales and marketing and other resources than we do. As the markets for our products and services continue to develop, additional companies, including those with significant market presence in the computer appliances and software and networking industries, could enter the markets in which we compete and further intensify competition. In addition, we believe price competition could become a more significant competitive factor in the future. As a result, we may not be able to maintain our historic prices and margins, which could adversely affect our business, results of operations and financial condition. See “—Technology Relationships” and Part I—Item 1A entitled “Risk Factors.”

Desktop Solutions

We have established a very large installed customer base in the application virtualization market due to our early success applying this solution to remote access challenges. Today, this technology is part of an evolution to a new way of managing desktops which is establishing a larger, encompassing market defined as desktop virtualization. Our primary competition in this market is the existing IT desktop management practice of manually configuring physical desktops which is time-consuming, expensive and inconsistent. We also face numerous competitors that provide automation of these processes and alternative approaches including VMWare’s View product. We believe XenDesktop gives Citrix a competitive advantage by providing customers multiple ways to manage desktops within one, integrated desktop virtualization system.

Online Services

Our SaaS products for web collaboration, remote support, and remote access continue to maintain solid leadership positions, particularly among small and medium-sized businesses, or SMBs, in extremely competitive markets. We differentiate our SaaS products by designing simple, secure, reliable and cost-efficient services that deliver superior customer experience. Our competitors range from large, established technology firms to small, internet-based startups.

We have been a market leader in SaaS-based secure remote access with our GoToMyPC product for many years. Our direct competition includes LogMeIn, free solutions such as Microsoft’s Live Mesh, and those from many internet startups. In addition, new remote access features in desktop operating systems like Microsoft Windows and Macintosh OSX provide alternatives to our solution. We differentiate by continuing our focus on security, ease-of-use and support for multiple desktop operating systems.

In web collaboration we compete primarily with Cisco’s WebEx product which is the market leader. Our products, GoToMeeting and GoToWebinar, have proven competitive based on ease-of-use and the All You Can Meet® pricing model. In 2008, we acquired an audio services company, with advanced VoIP-based audio technology, giving us an opportunity to market audio conference calling services directly to SMBs and enterprises. We further differentiate our collaboration products by integrating PSTN, VoIP and toll-free audio services. We believe these features give us competitive advantage among individual, prosumer, and SMB customers. We expect to expand our collaboration offering with GoToTraining™, an online training service purpose-built for the corporate training market.

Our on-demand support products, marketed under the GoToAssist brand, have achieved the largest market share worldwide for Web-based clientless remote support. This product line includes versions purpose-built for individual users, consultants and small businesses, positioning Citrix as the only provider of remote support solutions for all segments of the market. In remote support, we compete with Cisco’s WebEx and LogMeIn.

Datacenter and Cloud Solutions

In the server virtualization market, we compete directly with VMware which was first to market with this technology and is widely regarded as the market leader. We believe XenServer, our server virtualization product, has features that are competitive with VMware’s ESX Server in terms of performance, scalability and other enterprise-class capabilities. XenServer is offered as a free download which significantly increases the reach of server virtualization to customers of all sizes and geographies. In 2008, Microsoft entered this market with a hypervisor-based server virtualization product called Hyper-V which is also available free of charge. We monetize the XenServer and Hyper-V products by selling advanced management, storage integration, and automation capabilities offered through Citrix®Essentials™ .

Our NetScaler web application delivery products compete against other established competitors including, Cisco Systems, Inc., or Cisco, and F5 Networks, Inc., or F5. Both compete with us for traditional enterprise sales opportunities, while F5 is our principal competitor in the Internet-centric market segment. We continue to enhance NetScaler’s feature capability and aggressively market NetScaler to our existing customer base. Our Access Gateway or SSL/VPN product faces competition from Cisco and Juniper Networks, Inc., or Juniper. Both competitors are well known and established in the SSL/VPN market. In contrast, we have not had a presence in that market for as long as our competitors and we do not command the same level of brand recognition. We do, however, have the largest market share measured in units. Our competitive success in this market has come from bundling our SSL/VPN product with our other products, primarily XenApp, to offer a comprehensive end-to-end virtual computing solution, a key differentiator for us. Our Citrix Repeater family of products competes with Cisco, Riverbed Technology, Inc., or Riverbed, and Blue Coat Systems, or Blue Coat. Cisco enjoys the largest market share, benefiting from their leadership in the networking market. Riverbed and Bluecoat are less established companies than Citrix, but have the advantage of being focused solely on WAN optimization. We continue to develop enhanced features and functionality for our Citrix Repeater products, in addition to optimizing their performance with existing Citrix products, to differentiate them from our competition. We are also able to bundle them with existing products and aggressively market them to our installed-base, which we believe gives us a competitive advantage.

Proprietary Technology

Our success is dependent upon certain proprietary technologies and core intellectual property. We have been awarded numerous domestic and foreign patents and have numerous pending patent applications in the United States and foreign countries. Our technology is also protected under copyright laws. Additionally, we rely on trade secret protection and confidentiality and proprietary information agreements to protect our proprietary technology. We have trademarks or registered trademarks in the United States and other countries, including Citrix®, Citrix Access Gateway™, Citrix Cloud Center™, Citrix Essentials™, Citrix Receiver™, Citrix Repeater™, Citrix Subscription Advantage™, Citrix Synergy™, Dazzle™, EdgeSight®, FlexCast™, GoToAssist®, GoToMeeting®, GoToMyPC®, GoToWebinar®, GoToTraining®, GoView®, HiDef Conferencing™, ICA®, nCore™, NetScaler®, Simplicity is Power™, VPX™, Xen®, XenApp™, XenCenter®, XenClient™, XenDesktop®, XenServer®. While our competitive position could be affected by our ability to protect our proprietary information, we believe that because of the rapid pace of technological change in the industry, factors such as the technical expertise, knowledge and innovative skill of our management and technical personnel, our technology relationships, name recognition, the timeliness and quality of support services provided by us and our ability to rapidly develop, enhance and market software products could be more significant in maintaining our competitive position. See Part I—Item 1A entitled “Risk Factors.”

Available Information

Our Internet address is http://www.citrix.com. We make available, free of charge, on or through our Website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. The information on our Website is not part of this Annual Report on Form 10-K for the year ended December 31, 2009.

Employees

As of December 31, 2009, we had 4,816 employees. On January 28, 2009, we announced a strategic restructuring program which included steps to reduce our headcount by approximately 450 full-time positions, or approximately 10% of our global workforce. We believe our relations with employees are good. In certain countries outside the United States, our relations with employees are governed by labor regulations that provide for specific terms of employment between our company and our employees.

ITEM 1A.	RISK FACTORS

Our operating results and financial condition have varied in the past and could in the future vary significantly depending on a number of factors. From time to time, information provided by us or statements made by our employees contain “forward-looking” information that involves risks and uncertainties. In particular, statements contained in this Annual Report on Form 10-K for the year ended December 31, 2009, and in the documents incorporated by reference into this Annual Report on Form 10-K for the year ended December 31, 2009, that are not historical facts, including, but not limited to statements concerning new products, development and offerings of products and services, including our Desktop Solutions, Online Services and Datacenter and Cloud Solutions, market positioning, Citrix Ready, our Partner Network, Product Licenses, License Updates, Technical Services, cash and non-cash charges, product and price competition, competition and strategy, employees, suppliers, contract manufacturers, product price and inventory, contingent consideration payments, deferred revenues, government regulation (including the FCC), seasonal factors, natural disasters, stock-based compensation, licensing and subscription renewal programs, computer system enhancements, international operations and expansion, revenue recognition, profits, growth of revenues, composition of revenues, cost of net revenues, operating expenses, sales and sales cycle, marketing and support expenses, general and administrative expenses, research and development expenses, obsolete materials charges, valuations of investments and derivative instruments, technology relationships, open source software, reinvestment or repatriation of foreign earnings, gross margins, amortization expense, goodwill and intangible assets, fluctuations in foreign exchange rates, interest income, interest expense, impairment charges, anticipated operating and capital expenditure requirements, contractual obligations, our Credit Facility, in-process research and development, tax rates and deductions, tax liabilities and benefits, transfer pricing, our pending tax appeal, acquisitions, including XenSource and Vapps, cash inflows, the Financial Accounting Standards Board’s authoritative guidance, leasing activities and obligations, acquisitions, stock repurchases, investment transactions (including our investment in bonds issued by AIG Matched Funding Corporation (the “AIG Capped Floater”), our settlement with UBS and investments in auction rate and available-for-sale securities), changes in domestic and foreign economic conditions and credit markets, restructuring activities (including our Strategic Restructuring Program), delays or reductions in technology purchases, acquired in-process technology, liquidity, litigation matters, intellectual property matters, distribution channels, stock price, payment of dividends, Advisor Rewards program, price protection rights, proprietary technology, security measures, third party licenses, and potential debt or equity financings constitute forward-looking statements and are made under the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are neither promises nor guarantees. Our actual results of operations and financial condition have varied and could in the future vary materially from those stated in any forward-looking statements. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Annual Report on Form 10-K for the year ended December 31, 2009, in the documents incorporated by reference into this Annual Report on Form 10-K or presented elsewhere by our management from time to time. Such factors, among others, could have a material adverse effect upon our business, results of operations and financial condition. We caution readers not to place undue reliance on any forward-looking statements, which only speak as of the date made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.

Adverse changes in general economic conditions in the United States or any of the major countries in which we do business could adversely affect our operating results.

As a global company, we are subject to the risks arising from adverse changes in global economic and market conditions. The worldwide economy underwent unprecedented turmoil in 2008 and 2009 amid stock market volatility, difficulties in the financial services sector, tightening of the credit markets, softness in the housing markets, concerns of inflation and deflation, reduced corporate profits and capital spending, and economic uncertainties. The continuing uncertainty about future economic conditions could negatively impact our current and prospective customers and result in delays or reductions in technology purchases. As a result, we have experienced and could continue to experience fewer orders, longer sales cycles, slower adoption of new technologies and increased price competition, any of which could materially and adversely affect our business, results of operations and financial condition. Adverse economic conditions also may negatively impact our ability to obtain payment for outstanding debts owed to us by our customers or other parties with whom we do business.

Our business could be adversely impacted by conditions affecting the information technology market.

The demand for our products and services depends substantially upon the general demand for business-related computer appliances and software, which fluctuates based on numerous factors, including capital spending levels, the spending levels and growth of our current and prospective customers, and general economic conditions. Fluctuations in the demand for our products and services could have a material adverse effect on our business, results of operations and financial condition. Moreover, the purchase of our products is often discretionary and may involve a significant commitment of capital and other resources. As a result of uncertain general economic and market conditions, future economic projections for the information technology sector are uncertain as companies continue to reassess their spending for technology projects. In the past, adverse economic conditions decreased demand for our products and negatively impacted our financial results. If an uncertain environment for information technology spending continues, it could negatively impact our business, results of operations and financial condition.

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

We sell our products in intensely competitive markets. Some of our competitors and potential competitors have significantly greater financial, technical, sales and marketing and other resources than we do. For example, our ability to market our Desktop Solutions, including XenDesktop, XenApp, and other future product offerings and upgrades, could be affected by Microsoft’s licensing and pricing scheme for client devices, servers and applications. Further, the announcement of the release, and the actual release, of new Windows-based server operating systems or products incorporating similar features to our products could cause our existing and potential customers to postpone or cancel plans to license certain of our existing and future product and service offerings. In addition, alternative products for application delivery directly and indirectly compete with our current product lines and our online services.

Existing or new products and services that provide alternatives to our products and services, including those relating to Desktop Solutions, Online Services, and Datacenter and Cloud Solutions, including application performance monitoring, branch office application delivery and WAN optimization, virtual desktop delivery, secure sockets layers/virtual private network, gateways, on-demand assistance, online collaboration and IP telephony, can materially impact our ability to compete in these markets.

Our current principal competitors in these markets include Cisco, including Cisco’s WebEx division, F5, Juniper, Riverbed, VMware, Microsoft, Blue Coat and LogMeIn. For further discussion of the competitive environment for our products, see the section entitled “Competition” in Part 1—Item 1.

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

Sales of our Desktop Solutions constitute a majority of our revenue and decreases in demand for our Desktop Solutions could adversely affect our results of operations and financial condition.

We anticipate that sales of our Desktop Solutions and related enhancements and upgrades will constitute a majority of our revenue for the foreseeable future. Our ability to continue to generate revenue from our Desktop Solutions will depend on market acceptance of Windows Server Operating Systems and/or UNIX Operating Systems. Declines and variability in demand for our Desktop Solutions could occur as a result of:

•	new competitive product releases and updates to existing products;

•	termination of our product offerings and enhancements;

•	potential market saturation;

•	technological change;

•	general economic conditions; or

•	lack of success of entities with which we have a technology relationship.

If our customers do not continue to purchase our Desktop Solutions as a result of these or other factors, our revenue would decrease and our results of operations and financial condition would be adversely affected. In addition, modification or termination of certain of our Desktop Solutions may cause variability in our revenue and make it difficult to predict our revenue growth and trends in our Desktop Solutions as our customers adjust their purchasing decisions in response to such events.

Our XenDesktop products are based on an emerging technology platform, and the market for this line of products remains uncertain.

Our XenDesktop products and services are based on an emerging technology platform, the success of which will depend on organizations and customers perceiving technological and operational benefits and cost savings associated with adopting desktop virtualization solutions. The limited extent to which XenDesktop has been adopted in the market may make it difficult to evaluate this product’s potential impact on our business because the market for our XenDesktop products remains uncertain. For example, our primary competition in desktop virtualization is the existing IT practice of managing physical desktops as a device. To some extent, the success of our XenDesktop product will depend on IT executives rethinking how desktops can be delivered as a service rather than viewing desktops as a device. To the extent that the adoption of desktop virtualization solutions occur more slowly or less comprehensively than we expect, the revenue growth associated with our XenDesktop products may be slower than currently expected, which could adversely affect our business, results of operations and financial condition.

We have received a Revenue Agent’s Report from the Internal Revenue Service asserting tax deficiencies in certain of our tax returns. An adverse outcome of this tax examination, or any future tax examinations involving similar assertions, could have a material adverse effect on our results of operations and financial condition.

In connection with a current IRS examination of our tax returns, the IRS has asserted income tax deficiencies related to transfer pricing and consequential adjustments of approximately $81.3 million for tax years 2004 and 2005 (excluding interest) relating to valuation matters associated with the intercompany transfer of certain intellectual property in earlier tax years. We disagree with the adjustments and have filed a protest with the IRS, which caused the matter to be referred to the Appeals Division of the IRS. We are contesting the adjustments through the IRS appeals process and the courts, if necessary. There can be no assurance, however, that this matter will be resolved in our favor, and an adverse outcome of this matter, or any future tax examinations involving similar assertions, could have a material effect on our results of operations and financial condition. Regardless of whether this matter is resolved in our favor, this matter could be expensive and time-consuming to defend.

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

In order for a number of our products to succeed in the future, we believe the demand for technology will need to shift from the types of products and services we and our competitors have sold in the past to a new generation of products we now offer. For example, we cannot guarantee that our Desktop Solutions, Online Services and Datacenter and Cloud Solutions will achieve the broad market acceptance by our channel partners and entities with which we have a technology relationship, customers and prospective customers necessary to generate significant revenue. In addition, we cannot guarantee that we will be able to respond effectively to technological changes or new product announcements by others. If we experience material delays or sales shortfalls with respect to our new products and services or new releases of our current products and services, those delays or shortfalls could have a material adverse effect on our business, results of operations and financial condition.

We believe that we could incur additional development costs, acquisition costs and royalties and as we develop, buy or license new technologies or enhancements to our existing products and services. These added costs and royalties could increase our cost of revenues and operating expenses. However, we cannot currently quantify the costs for transactions that have not yet occurred. In addition, we may need to use a significant portion of our cash and investments to fund acquisition costs.

Our investment portfolio has been subject to impairment charges due to the recent financial crisis in the capital markets and may be adversely impacted by further deterioration of the capital markets.

Our investment portfolio as of December 31, 2009 primarily consisted of agency securities, corporate securities, money market funds, municipal (including auction rate) securities, government securities and commercial paper. As a result of recent adverse financial market conditions, investments in some financial instruments may pose risks arising from liquidity and credit concerns. Although we follow an established investment policy and seek to minimize the credit risk associated with investments by investing primarily in investment grade, highly liquid securities and by limiting exposure to any one issuer depending on credit quality, we cannot give assurances that the assets in our investment portfolio will not lose value, become impaired, or suffer from illiquidity.

During 2008, we recorded an unrealized loss related to our $50.0 million face value investment issued by AIG Matched Funding Corporation, or the AIG Capped Floater, which matures in September 2011. This unrealized loss was caused by the liquidity challenges of American International Group, Inc., or AIG, which triggered a downgrade in the credit ratings for AIG’s long-term issues by rating agencies in 2008. If AIG’s financial situation further deteriorates, we may be required to further adjust the carrying value of the AIG Capped Floater and record an impairment charge for an other-than-temporary decline in the fair market value of this investment.

We may be required to record additional impairment charges for other-than-temporary declines in fair market value in our available-for-sale investments, including our investment in the AIG Capped Floater. Future market conditions could lead to additional impairment charges, which could adversely affect our results of operations. Moreover, fluctuations in economic and market conditions could adversely affect the market value of our investments, and we could lose some of the principal value of our investment portfolio. A total loss of an investment, dependent on an individual security’s par value, or a significant decline in the value of our investment portfolio could adversely affect our financial condition.

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

During the past two years, a large portion of our growth has been attributable to the growth of our Desktop Solutions, as well as growth in our Online Services and the application networking products in our Datacenter and Cloud product portfolio. We cannot provide any assurance that these markets and the revenues we derive from these markets will continue to grow, especially given the current adverse economic and market conditions that we face. In addition, over the last four years we have grown our force of sales professionals that work closely with partners to sell to primary information technology, or IT, buyers, including Strategic IT Executives, Network Architects, IT Infrastructure Managers, Desktop Operations Managers and Server Operations Managers, to address the multiple selling and buying opportunities presented by our expanded product lines. These and other account penetration efforts are part of our strategy to increase the usage of our products within our customer’s IT organizations. We cannot provide any assurance that this strategy will be successful or that the release of our application delivery infrastructure products or other new products or services will sustain or increase our revenue growth rate.

We may be unable to effectively control our operating expenses, which could negatively impact our profitability.

Although we endeavor to effectively control our operating expenses, these expenses, which are based on estimated revenue levels, are relatively fixed in the short term. We cannot assure you that our operating expenses will be lower than our estimated or actual revenues in any given quarter or that we will not incur unanticipated expenses. If we experience a shortfall in revenue in any given quarter or if we incur material unanticipated expenses, we likely will not be able to further reduce operating expenses quickly in response. Any significant shortfall in revenue or the incurrence of material unanticipated expenses could immediately and adversely affect our results of operations for that quarter. Also, due to the fixed nature of many of our expenses and the challenges for revenue growth in the current environment, our income from operations and cash flows from operating and investing activities could be lower than in recent years.

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

The risks we commonly encounter in managing and integrating acquisitions are:

•	difficulties and delays integrating the operations, technologies, and products of the acquired companies;

•	undetected errors or unauthorized use of a third-party’s code in products of the acquired companies;

•	the diversion of management’s attention from normal daily operations of the business;

•	potential difficulties in completing projects associated with purchased in-process research and development;

•	entry into markets in which we have no or limited direct prior experience and where competitors have stronger market positions and which are highly competitive;

•	the potential loss of key employees of the acquired company; and

•	an uncertain revenue and earnings stream from the acquired company, which could unexpectedly dilute our earnings.

Our failure to manage growth effectively and successfully integrate acquired companies due to these or other factors could have a material adverse effect on our business, results of operations and financial condition.

Attractive acquisition opportunities may not be available to us, which could negatively affect the growth of our business.

Our business strategy includes the selective acquisition of businesses and technologies. In the three years ended December 31, 2009, we completed one significant acquisition with the acquisition of XenSource in 2007. We plan to continue to seek opportunities to expand our product portfolio, customer base, technology, and technical talent through acquisitions. However, we may not have the opportunity to make suitable acquisitions on favorable terms in the future, which could negatively impact the growth of our business. We expect that other companies in our industry will compete with us to acquire compatible businesses. This competition could increase prices for businesses and technologies that we would likely pursue, and our competitors may have greater resources than we do to complete these acquisitions.

If we determine that any of our goodwill or intangible assets, including technology purchased in acquisitions, are impaired, we would be required to take a charge to earnings, which could have a material adverse effect on our results of operations.

We have a significant amount of goodwill and other intangible assets, such as product related intangible assets, related to our acquisitions. We recorded significant additional goodwill and other intangible asset amounts in connection with the acquisition of XenSource in 2007. We do not amortize goodwill and intangible assets that are deemed to have indefinite lives. However, we do amortize certain product related technologies, trademarks, patents and other intangibles and we periodically evaluate them for impairment. We review goodwill for impairment annually, or sooner if events or changes in circumstances indicate that the carrying amount could exceed fair value, at the reporting unit level (operating segment). As of December 31, 2009, we had $899.8 million of goodwill. Fair values are based on discounted cash flows using a discount rate determined by our management to be consistent with industry discount rates and the risks inherent in our current business model. Due to uncertain market conditions and potential changes in our strategy and product portfolio, it is possible that the forecasts we use to support our goodwill and other intangible assets could change in the future, which could result in non-cash charges that would adversely affect our results of operations and financial condition.

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

We recorded approximately $266.1 million of goodwill and intangible assets in connection with our 2007 Acquisitions and our 2008 Acquisitions. If the actual revenues and operating profit attributable to acquired intangible assets are less than the projections we used to initially value these intangible assets when we acquired them, then these intangible assets may be deemed to be impaired. If we determine that any of the goodwill or other intangible assets associated with our recent acquisitions is impaired, then we would be required to reduce the value of those assets or to write them off completely by taking a related charge to earnings. If we are required to write down or write off all or a portion of those assets, or if financial analysts or investors believe we may need to take such action in the future, our stock price and operating results could be materially and adversely affected.

At December 31, 2009, we had $213.2 million, net, of unamortized intangibles, which include product related technology we purchased in acquisitions or under third-party licenses. These intangibles are primarily associated with our Datacenter and Cloud Solutions. However, our VADs and entities with which we have technology relationships, customers or prospective customers may not purchase or widely accept our new products. If we fail to complete the development of our anticipated future product and service offerings, including product offerings acquired through our acquisitions, if we fail to complete them in a timely manner, or if we are unsuccessful in selling any new lines of products, appliances and services, we could determine that the value of the purchased technology is impaired in whole or in part and take a charge to earnings. We could also incur additional charges in later periods to reflect costs associated with completing those projects that could not be completed in a timely manner. An impairment charge could have a material adverse effect on our results of operations. If the actual revenues and operating profit attributable to acquired product and core technologies are less than the projections we used to initially value product and core technologies when we acquired it, such intangible assets may be deemed to be impaired. If we determine that any of our intangible assets are impaired, we would be required to take a related charge to earnings that could have a material adverse effect on our results of operations.

Our business could be adversely affected if we are unable to expand and diversify our distribution channels.

We currently intend to continue to expand our distribution channels by leveraging our relationships with independent hardware and software vendors and system integrators to encourage them to recommend or distribute our products. In addition, an integral part of our strategy is to diversify our base of channel relationships by adding and training more channel members with abilities to reach larger enterprise customers and to sell our newer products. This strategy will require additional resources, as we will need to expand our internal sales and service coverage of these customers. If we fail in these efforts and cannot expand, train or diversify our distribution channels, our business could be adversely affected. In addition to this diversification of our base, we will need to maintain a healthy mix of channel members who cater to smaller customers. We may need to add and remove distribution members to maintain customer satisfaction and a steady adoption rate of our products, which could increase our operating expenses. Through our Citrix Partner Network and other programs, we are currently investing, and intend to continue to invest, significant resources to develop these channels, which could reduce our profits.

We could change our licensing programs or subscription renewal programs, which could negatively impact the timing of our recognition of revenue.

We continually re-evaluate our licensing programs and subscription renewal programs, including specific license models, delivery methods, and terms and conditions, to market our current and future products and services. We could implement new licensing programs and subscription renewal programs, including promotional trade-up programs or offering specified enhancements to our current and future product and service lines. Such changes could result in deferring revenue recognition until the specified enhancement is delivered or at the end of the contract term as opposed to upon the initial shipment or licensing of our software product. We could implement different licensing models in certain circumstances, for which we would recognize licensing fees over a longer period, including offering additional products in a software-as-a-service model. Changes to our licensing programs and subscription renewal programs, including the timing of the release of enhancements, upgrades, maintenance releases, the term of the contract, discounts, promotions and other factors, could impact the timing of the recognition of revenue for our products, related enhancements and services and could adversely affect our operating results and financial condition.

Sales of our Subscription Advantage product constitute substantially all of our License Updates revenue and a large portion of our deferred revenue.

We anticipate that sales of our Subscription Advantage product will continue to constitute a substantial portion of our License Updates revenue. Our ability to continue to generate both recognized and deferred revenue from our Subscription Advantage product will depend on our customers continuing to perceive value in automatic delivery of our software upgrades and enhancements. A decrease in demand for our Subscription Advantage product could occur as a result of a decrease in demand for our Desktop Solutions and our Datacenter and Cloud Solutions. If our customers do not continue to purchase our Subscription Advantage product, our License Updates revenue and deferred revenue would decrease significantly and our results of operations and financial condition would be adversely affected.

As our international sales and operations grow, we could become increasingly subject to additional risks that could harm our business.

We conduct significant sales and customer support, development and engineering operations in countries outside of the United States. During the year ended December 31, 2009, we derived approximately 43.6% of our revenues from sales outside the United States. Our continued growth and profitability could require us to further expand our international operations. To successfully expand international sales, we must establish additional foreign operations, hire additional personnel and recruit additional international resellers. Our international operations are subject to a variety of risks, which could cause fluctuations in the results of our international operations. These risks include:

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

Our results of operations are also subject to fluctuations in foreign currency exchange rates. In order to minimize the impact on our operating results, we generally initiate our hedging of currency exchange risks one year in advance of anticipated foreign currency expenses. When the dollar is weak, foreign currency denominated expenses will be higher, and these higher expenses will be partially offset by the gains realized from our hedging contracts. If the dollar is strong, foreign currency denominated expenses will be lower. These lower expenses will in turn be partially offset by the losses incurred from our hedging contracts. There is a risk that there will be fluctuations in foreign currency exchange rates beyond the one year timeframe for which we hedge our risk. Due to the generally weaker dollar in 2009 when compared to 2008, our operating expenses were higher when converted to U.S. dollars, but these higher expenses were partially offset by gains in our hedging programs.

Our success depends, in part, on our ability to anticipate and address these risks. We cannot guarantee that these or other factors will not adversely affect our business or operating results.

Unanticipated changes in our tax rates or our exposure to additional income tax liabilities could affect our operating results and financial condition.

Our future effective tax rates could be favorably or unfavorably affected by unanticipated changes in the valuation of our deferred tax assets and liabilities, the geographic mix of our revenue, or by changes in tax laws or their interpretation. Significant judgment is required in determining our worldwide provision for income taxes. In addition, we are subject to the continuous examination of our income tax returns by tax authorities, including a current examination by the Internal Revenue Service, or IRS, for our income tax returns for 2004 and 2008. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance, however, that the outcomes from these continuous examinations will not have an adverse effect on our operating results and financial condition. Additionally, due to the evolving nature of tax rules combined with the large number of jurisdictions in which we operate, it is possible that our estimates of our tax liability and the realizability of our deferred tax assets could change in the future, which may result in additional tax liabilities and adversely affect our results of operations, financial condition and cash flows.

We have credit exposure to our hedging counterparties.

In order to minimize volatility in earnings associated with fluctuations in the value of foreign currency relative to the U.S. dollar, we use financial instruments to hedge our exposure to foreign currencies as we deem appropriate for a portion of our expenses which are denominated in the local currency of our foreign subsidiaries. As a result of entering into these contracts with counterparties who are unrelated to us, the risk of a counterparty default exists in fulfilling the hedge contract. Should there be a counterparty default, we could be unable to recover anticipated net gains from the transactions.

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

•

Third-Party Infringement Claims: We may become increasingly subject to infringement claims and claims alleging the unauthorized use of a third-party’s code in our products. This may occur for a variety of reasons, including the expansion of our product lines, such as our Datacenter and Cloud Solutions and our Online Services division products, through product development and acquisitions and an increase in patent infringement litigation commenced by non-practicing entities, the increase in the number of competitors in our industry segments and the resulting increase in the number of related products and the overlap in the functionality of those products, and the unauthorized use of third-party’s code in our product development process. Companies and inventors are more frequently seeking to patent software despite recent developments in the law that may discourage or invalidate such patents. As a result, we could receive more patent infringement claims. Responding to any infringement claim, regardless of its validity, could result in costly litigation or injunctive relief or require us to obtain a license to intellectual property rights of those third parties. Licenses may not be available on reasonable terms, on terms compatible with the protection of our proprietary rights, or at all. In addition, attention to these claims could divert our management’s time and attention from developing our business. If a successful claim is made against us and we fail to develop or license a substitute technology or negotiate a suitable settlement arrangement, our business, results of operations, financial condition and cash flows could be materially and adversely affected. See Part I, Item 3 entitled “Legal Proceedings” for information concerning pending patent infringement cases in which we are involved.

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

We rely on strategic or technology relationships with companies such as Microsoft, Wyse Technologies, Dell, Hewlett-Packard Company, Fujitsu Limited and others. We depend on the entities with which we have strategic or technology relationships to successfully test our products, to incorporate our technology into their products and to market and sell those products. We cannot assure you that we will be able to maintain our current strategic and technology relationships or to develop additional strategic and technology relationships. If any entities in which we have a strategic or technology relationship are unable to incorporate our technology into their products or to market or sell those products, our business, results of operations and financial condition could be materially adversely affected.

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

We must retain and continue to expand our ability to reach and penetrate large enterprise customers by adding effective VADs and expanding our consulting services. Our inability to attract and retain large enterprise customers could have a material adverse effect on our business, results of operations and financial condition. Large enterprise customers usually request special pricing and purchase of multiple years of subscription and maintenance up-front and generally have longer sales cycles, which could negatively impact our revenues. By allowing these customers to purchase multiple years of subscription or maintenance up-front and by granting special pricing, such as bundled pricing or discounts, to these large customers, we may have to defer recognition of some or all of the revenue from such sales. This deferral could reduce our revenues and operating profits for a given reporting period. Additionally, as we attempt to attract and penetrate large enterprise customers, we may need to increase corporate branding and marketing activities, which could increase our operating expenses. These efforts may not proportionally increase our operating revenues and could reduce our profits.

Issues arising during the upgrade of our enterprise resource planning system could affect our operating results and ability to manage our business effectively.

We are in the process of upgrading our SAP enterprise resource planning, or ERP, computer system to enhance operating efficiencies and provide more effective management of our business operations. The upgrade could cause substantial business interruption that could adversely impact our operating results. We are investing significant financial and personnel resources into this project. However, there is no assurance that the design will meet our current and future business needs or that it will operate as designed. We are heavily dependent on such computer systems, and any significant failure or delay in the system upgrade, if encountered, would cause a substantial interruption to our business and additional expense which could result in an adverse impact on our operating results, cash flows and financial condition.

We rely on indirect distribution channels and major distributors that we do not control.

We rely significantly on independent distributors and resellers to market and distribute our products and appliances. For instance, one distributor, Ingram Micro, accounted for 14% of our net revenues in 2009. Our distributor arrangements with Ingram Micro consist of several non-exclusive, independently negotiated agreements with our subsidiaries, each of which cover different countries or regions. Moreover, no reseller accounted for over 10% of our total net revenues in 2009. We do not control our distributors and resellers. Additionally, our distributors and resellers are not obligated to buy our products and could also represent other lines of products. We maintain and periodically revise our sales incentive programs for our independent distributors and resellers, and such program revisions may adversely impact our results of operations. Some of our distributors and resellers maintain inventories of our packaged products for resale to smaller end-users. If distributors and resellers reduce their inventory of our packaged products, our business could be adversely affected. Further, we could maintain individually significant accounts receivable balances with certain distributors. The financial condition of our distributors could deteriorate and distributors could significantly delay or default on their payment obligations. Any significant delays, defaults or terminations could have a material adverse effect on our business, results of operations and financial condition.

For certain of our products we rely on third-party suppliers and contract manufacturers, making us vulnerable to supply problems and price fluctuations.

We rely on a number of third-party suppliers, who provide hardware or hardware components for our products, and contract manufacturers. For example, the production, final test, warehousing and shipping for our Desktop Solutions and Datacenter and Cloud Solutions, including our NetScaler products, Access Gateway products and Citrix Repeater appliance products are primarily performed by a third-party contract manufacturer. We do not typically have long-term supply agreements with our suppliers; and, in most cases, we purchase the products and components on an as-needed purchase order basis. In some instances, such as with respect to our application networking products in our Datacenter and Cloud Solutions portfolio, we maintain internal manufacturing capabilities to supplement third-party contract manufacturers and provide us with the flexibility needed to meet our product delivery requirements on sales orders on a limited basis. While we have not, to date, experienced any material difficulties or delays in the manufacture and assembly of our products, our suppliers may encounter problems during manufacturing due to a variety of reasons, including failure to follow specific protocols and procedures, failure to comply with applicable regulations, equipment malfunction and environmental factors, any of which could delay or impede their ability to meet our demand. Our reliance on these third-party suppliers and contract manufacturers subjects us to risks that could harm our business, including:

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

There may be delays associated with establishing additional or replacement suppliers, particularly for components that are available only from limited sources. Any interruption or delay in the supply of products or components, or our inability to obtain products or components from alternate sources at acceptable prices in a timely manner, could impair our ability to meet the demand of our customers and adversely affect our business, financial condition or results of operations.

Our products could contain errors that could delay the release of new products and may not be detected until after our products are shipped.

Despite significant testing by us and by current and potential customers, our products, especially new products or releases or acquired products, could contain errors. In some cases, these errors may not be discovered until after commercial shipments have been made. Errors in our products could delay the development or release of new products and could adversely affect market acceptance of our products. Additionally, our products depend on third- party products, which could contain defects and could reduce the performance of our products or render them useless. Because our products are often used in mission-critical applications, errors in our products or the products of third parties upon which our products rely could give rise to warranty or other claims by our customers, which may have a material adverse effect on our business, financial condition and results of operations.

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

Regulation of our Citrix Online Audio business may adversely affect our Online Services division.

In October 2008, our Online Services division acquired Vapps, Inc., or Vapps, a VoIP-based audio services company, to form our Citrix Online Audio products and services. Certain of these products and services are subject to various regulatory requirements established by the Federal Communications Commission, or FCC. FCC regulation may delay or hinder our ability to provide our planned services and products. The telecommunications industry is highly regulated in the U.S. at the federal, state and local levels. Various state and international authorities may also seek to regulate the products and services we provide or will provide. The FCC and state regulatory authorities may address regulatory non-compliance with a variety of enforcement mechanisms, including fines, refund orders, injunctive relief, license conditions, and/or license revocation. The regulation of the telecommunications industry is changing rapidly, and the regulatory environment varies substantially from jurisdiction to jurisdiction. There can be no assurance that future regulatory, judicial or legislative activities will not have a material adverse effect on the business, and results of operations of our Online Services division.

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

If returns or price adjustments exceed our reserves, our operating results could be adversely affected.

We provide most of our distributors with return rights, which generally permit our distributors to return products to us by the 45th day of a fiscal quarter, subject to ordering an equal dollar amount of our products prior to the last day of the same fiscal quarter. We also provide price protection rights to most of our distributors. Price protection rights require that we grant retroactive price adjustments for inventories of our products held by distributors if we lower our prices for those products within a specified time period. To cover our exposure to these product returns and price adjustments, we establish reserves based on our evaluation of historical product trends and current marketing plans. However, we cannot assure you that our reserves will be sufficient to cover our future product returns and price adjustments. If we inadequately forecast reserves, our operating results could be adversely affected.

Our stock price could be volatile, particularly during times of economic uncertainty and volatility in domestic and international stock markets, and you could lose the value of your investment.

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

The stock market in general, The NASDAQ Global Select Market, and the market for software companies and technology companies in particular, have experienced extreme price and volume fluctuations. These fluctuations have often been unrelated or disproportionate to operating performance. These forces reached unprecedented levels in the second half of 2008, resulting in the bankruptcy or acquisition of, or government assistance to, several major domestic and international financial institutions and a material decline in economic conditions. In particular, the U.S. equity markets experienced significant price and volume fluctuations that have affected the market prices of equity securities of many technology companies. During 2009, our stock price has experienced volatility, with the closing price of our common stock on The NASDAQ Global Select Market having ranged from $20.00 on March 2, 2009 to $43.78 on October 12, 2009. These broad market and industry factors could materially and adversely affect the market price of our stock, regardless of our actual operating performance.

Changes or modifications in financial accounting standards related to business combinations may have a material adverse impact on our reported results of operations.

In December 2007, authoritative guidance was issued in regards to business combinations. The guidance requires, among other things, the expensing of direct transaction costs, including deal costs and restructuring costs as incurred and acquired in-process research and development, or IPR&D, assets to be capitalized, certain contingent assets and liabilities to be recognized at fair value, and arrangements related to contingent merger consideration may be required to be measured at fair value until settled, with changes in fair value recognized each period into earnings. Historically, we have been acquisitive and if we continue to be so, the authoritative guidance could have a material impact on our consolidated financials, results of operations and cash flows if we enter into any material business combinations.

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

As of December 31, 2009, we held municipal auction rate securities, of which substantially all were triple-A rated, with an aggregate par value of approximately $44.8 million, whose underlying assets are generally student loans that are substantially backed by the federal government under the Federal Family Education Loan Program through investment accounts managed by UBS Financial Services, Inc., or UBS. The market for municipal auction rate securities in our portfolio began experiencing auction failures in 2008 and there have been no successful auctions for the securities held in our portfolio since the failures began. In November 2008, we formally accepted the terms of a settlement from UBS, or the Settlement. Upon accepting the terms of the Settlement, we received an enforceable, non-transferable right, or the Put Option, that enables us to sell our auction rate securities back to UBS during the period between June 30, 2010 and July 2, 2012 at par value. We cannot provide any assurance, however, that UBS will have adequate financial resources to fulfill its obligation to us upon our exercise of the Put Option. Based on our available cash and other investments, however, we do not currently anticipate that the lack of liquidity caused by failed auctions related to these securities will have a material adverse effect on our operating cash flows or will affect our ability to operate our business as usual.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

We have received no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of our 2009 fiscal year that remain unresolved.

ITEM 2.	PROPERTIES

We lease and sublease a total of 967,123 square feet of office space in the United States, Canada and Latin America, which is comprised of 754,390 square feet related to our Americas segment and 212,733 square feet related to our Online Services division. Included in this total square footage is 234,913 square feet relating to properties surrounding our corporate headquarters located in Fort Lauderdale, Florida.

We lease and sublease a total of 449,732 square feet of office space in various other facilities outside of North America and Latin America, 212,949 of which relates to our Europe, the Middle East and Africa, or EMEA, segment, 3,773 square feet related to our Online Services division and 233,010 of which relates to our Asia-Pacific segment. In addition, we own land and buildings in the United Kingdom with approximately 42,000 square feet of office space.

We believe that our existing facilities are adequate for our current needs. As additional space is needed in the future, we believe that suitable space will be available in the required locations on commercially reasonable terms.

ITEM 3.	LEGAL PROCEEDINGS

Due to the nature of our business, we are subject to patent infringement claims, including current suits against us or one or more of our wholly-owned subsidiaries alleging infringement by various Citrix products and services. We believe that we have meritorious defenses to the allegations made in these pending suits and intend to vigorously defend these lawsuits; however, we are unable currently to determine the ultimate outcome of these or similar matters or the potential exposure to loss, if any.

Information with respect to this Item may be found in Notes 10 and 11 to our consolidated financial statements, which information is incorporated into this Part II, Item 3 by reference.

In addition, we are a defendant in various litigation matters generally arising out of the normal course of business. Although it is difficult to predict the ultimate outcomes of these cases, we believe that the ultimate outcomes will not materially affect our business, financial position, results of operations or cash flows.

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

	High	Low
Year Ended December 31, 2009:
Fourth quarter	$43.78	$36.75
Third quarter	$39.35	$29.82
Second quarter	$34.41	$22.15
First quarter	$24.51	$20.00
Year Ended December 31, 2008:
Fourth quarter	$27.39	$19.00
Third quarter	$32.17	$21.30
Second quarter	$36.20	$29.15
First quarter	$38.95	$29.30

On February 18, 2010, the last reported sale price of our common stock on The NASDAQ Global Select Market was $45.16 per share. As of February 18, 2010, there were approximately 1,055 holders of record of our common stock.

We currently intend to retain any earnings for use in our business, for investment in acquisitions and to repurchase shares of our common stock. We have not paid any cash dividends on our capital stock in the last two years and do not currently anticipate paying any cash dividends on our capital stock in the foreseeable future.

Issuer Purchases of Equity Securities

Our Board of Directors has authorized an ongoing stock repurchase program with a total repurchase authority granted to us of $2.1 billion. The objective of the stock repurchase program is to improve stockholders’ returns. At December 31, 2009, approximately $160.3 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. The following table shows the monthly activity related to our stock repurchase program for the quarter ended December 31, 2009.

	Total Number of Shares Purchased (1,2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate dollar value of Shares that may yet be Purchased under the Plans or Programs (in thousands)
October 1, 2009 through October 31, 2009	429,386	$38.39	429,386	$220,447
November 1, 2009 through November 30, 2009	1,234,508	$38.53	1,234,508	$172,885
December 1, 2009 through December 31, 2009	324,662	$38.76	324,662	$160,300

Total	1,988,556	$38.54	1,988,556	$160,300

(1)

Represents shares received under our prepaid stock repurchase programs and shares acquired in open market purchases. We expended approximately $75.0 million during the quarter ended December 31, 2009 for repurchases of our common stock. For more information see Note 8 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2009.

(2)	Includes 44,056 shares repurchased in the fourth quarter of 2009 to satisfy tax withholding obligations that arose on the vesting of shares of unvested stock units.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data is derived from our consolidated financial statements. This data should be read in conjunction with the consolidated financial statements and notes thereto, and with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share data)
Consolidated Statements of Income Data:
Net revenues	$1,614,088	$1,583,354	$1,391,942	$1,134,319	$908,722
Cost of net revenues (a)	187,310	175,132	137,607	98,698	58,099

Gross margin	1,426,778	1,408,222	1,254,335	1,035,621	850,623
Operating expenses:
Research and development	281,980	288,109	205,103	155,331	108,751
Sales, marketing and services	679,053	669,569	590,409	480,343	394,153
General and administrative	239,623	256,679	229,229	178,669	125,425
Restructuring	26,473	—	—	—	—
Amortization of other intangible assets	20,972	22,724	17,387	16,934	11,622
In-process research and development	—	1,140	9,800	1,000	7,000

Total operating expenses	1,248,101	1,238,221	1,051,928	832,277	646,951

Income from operations	178,677	170,001	202,407	203,344	203,672
Interest income	14,683	31,506	49,704	41,210	23,614
Interest expense	(426)	(444)	(737)	(927)	(2,426)
Other expense, net	958	(4,140)	(466)	(546)	(506)

Income before income taxes	193,892	196,923	250,908	243,081	224,354
Income taxes	2,875	18,647	36,425	60,084	58,745

Net income	$191,017	$178,276	$214,483	$182,997	$165,609

Diluted earnings per share (b)	$1.03	$0.96	$1.14	$0.97	$0.93

	December 31,
	2009	2008	2007	2006	2005
	(In thousands)
Consolidated Balance Sheet Data:
Total assets	$3,091,147	$2,694,306	$2,534,693	$2,024,473	$1,698,982
Stockholders’ equity	2,188,507	1,917,865	1,838,325	1,464,289	1,214,528
Long-term debt	—	—	—	—	31,000

(a)

Cost of net revenues includes amortization of product related intangible assets of $47.9 million, $48.0 million, $29.6 million, $19.2 million, and $16.8 million in 2009, 2008, 2007, 2006 and 2005, respectively.

(b)

Our diluted weighted–average shares outstanding primarily fluctuates based on the level of shares issued under our stock-based compensation programs, stock repurchases made under our stock repurchase program and shares issued in connection with our acquisitions. See Notes 3, 7 and 8 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We design, develop and market technology solutions that enable IT services to be securely delivered on demand – independent of location, device or network – powered by Citrix virtual computing infrastructure. Our customers achieve lower IT operating costs, increased information security, and greater business agility using Citrix technologies that virtualize business meetings, user support, client hardware, desktop operating systems, applications, networks, server hardware and cloud services. We market and license our products directly to enterprise customers, over the web, and through systems integrators, or SIs, in addition to indirectly through value-added resellers, or VARs, value-added distributors, or VADs, and original equipment manufacturers, or OEMs.

Executive Summary

Our solutions can fundamentally change an information technology organization’s approach and strategic value, transforming information technology, or IT, into an on-demand service by centralizing the delivery of applications and desktops. Further, this approach to IT transforms data centers, making them far more flexible to adapt to the changing needs of an enterprise.

We believe our approach is unique in the market because we have combined innovative technologies in the area of desktop management, including but not limited to desktop virtualization and application virtualization, marketed as our Desktop Solutions, and server virtualization, application networking and optimization, marketed as our Datacenter and Cloud Solutions, to deliver the most comprehensive end-to-end application delivery solution, and one that, when considered as a whole, is competitively differentiated by its feature set and interoperability.

The global recession that started in 2008 impacted IT spending, and we see the uncertainties that remain in today’s economic environment continuing to impact IT spending, but to a lesser extent than in early 2009. We expect that we will continue to see many IT projects delayed, scaled back or re-evaluated. The overall uncertainty in the global economy has adversely affected, and may continue to negatively impact, sales of our products and may result in longer sales cycles, slower adoption of technologies and increased price competition.

At the same time, however, this environment puts a much sharper focus on IT products and services that can reduce cost and deliver quick, tangible return on investment, or ROI. With our customers focused on economic value in technology solutions, we intend to continue highlighting our solutions’ abilities to reduce IT costs, increase business flexibility and deliver ROI.

Further, we are seeing increased interest in desktop virtualization. XenApp and XenDesktop, for example, can reduce the cost of traditional desktop management by virtualizing the desktop and applications in a customer’s datacenter, where they are more easily and efficiently maintained. XenServer and NetScaler can alter the traditional economies of the datacenter by providing much greater levels of flexibility of computing resources, especially with respect to servers, by improving application performance and thereby reducing the amount of processing power involved, and allowing easy reconfiguration of servers for multiple purposes. Our Online Services product group is focused on developing and marketing Web-based access, support and collaboration software and services. These products are primarily marketed via the Web to individuals, prosumers and small businesses. Our real-time collaboration products from our Online Services division offer secure and cost-effective solutions that allow users to host and actively participate in online meetings, webinars and training sessions remotely and reduce costs associated with business travel. Our Web-based access solution offers a secure, simple and cost efficient way for users to access their desktops remotely.

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

From an operations standpoint, in order to operate more efficiently and to drive long-term changes in our cost model, on January 28, 2009, we announced the implementation of a strategic restructuring program, or the Strategic Restructuring Program. The Strategic Restructuring Program included reducing our headcount by approximately 450 full-time positions. In 2009, we incurred a pre-tax charge of $26.5 million related to employee severance and related costs and non-cancelable lease costs related to the consolidation of certain of our facilities. In addition to the Strategic Restructuring Program, we took steps in 2009 to reduce operating costs that included reprioritizing internal projects, reducing contract workers and limiting travel spending.

Summary of Results

For the year ended December 31, 2009 compared to the year ended December 31, 2008, we delivered the following financial performance:

•	Product License revenue decreased 13.1% to $539.0 million;

•	License Updates revenue increased 8.2% to $605.0 million;

•	Online Services revenue increased 18.5% to $308.2 million;

•	Technical Services revenue increased 12.7% to $162.0 million;

•	Operating income increased 5.1% to $178.7 million; and

•	Diluted earnings per share increased 8.1% to $1.03.

The decrease in our Product License revenue was primarily driven by decreased sales of our application virtualization products, mainly in our EMEA segment. As expected, we saw many customers delay or reduce planned IT projects in response to macro economic conditions. However, we are seeing signs of potential improvement, including improving dynamics in certain markets and a high level of interest in desktop virtualization. We currently expect our Product License revenue to increase when comparing the first quarter of 2010 to the first quarter of 2009. The increase in License Updates revenue was driven by renewals of our Subscription Advantage product over a larger subscriber base. Our Online Services revenue increased due to increased sales of our web collaboration services. We currently expect that total revenue will increase when comparing the first quarter of 2010 to the first quarter of 2009, as well as when comparing the 2010 fiscal year to the 2009 fiscal year. The increase in operating income is primarily due to a reduction in compensation and employee related costs of $21.6 million primarily due to the Strategic Restructuring Program, net of costs related to the Strategic Restructuring Program. Also contributing to the increase in operating income is an increase in gross margin of $18.6 million primarily due to an increase in total revenues due to factors discussed above.

In addition, the recent crisis in the credit markets caused some of our investments to experience declines in fair value, which resulted in impairment charges and unrealized losses in our investment portfolio. We do not currently anticipate that the lack of liquidity caused by holding these investments will have a material adverse effect on our operating cashflows or financial position. We continue to monitor our overall investment portfolio and if the credit ratings of the issuers of our investments deteriorate or if the issuers experience financial difficulty, including bankruptcy, we may be required to make additional adjustments to the carrying value of the securities in our investment portfolio and recognize additional impairment charges for declines in fair value which are determined to be other-than-temporary. See “– Liquidity and Capital Resources” below.

2008 Acquisition

In October 2008, we acquired all of the issued and outstanding securities of Vapps, Inc., or Vapps, a privately held Delaware corporation headquartered in Hoboken, New Jersey. Vapps offers high quality audio conferencing solutions to small and medium sized businesses and enterprise and service provider markets that complement our online services products. The total consideration for this transaction was approximately $27.8 million in cash, including $1.0 million in transaction costs. In addition, if certain financial and operational milestones are achieved by the Vapps business, contingent consideration of up to approximately $3.2 million may be earned. The sources of funds for this transaction consisted of available cash and investments. In addition, we assumed approximately 0.1 million unvested stock options upon the closing of the transaction. In connection with the Vapps Acquisition, we allocated $19.9 million to goodwill, $8.2 million to product related technologies and $2.6 million to other intangible assets. The goodwill related to the Vapps acquisition was allocated to our Online Services segment and is not deductible for tax purposes.

Revenues from Vapps are included in our Online Services revenue. The Vapps results of operations have been included in our consolidated results of operations beginning after the date of its acquisition and are not significant in relation to our consolidated financial statements.

2007 Acquisitions

During 2007, we acquired all of the issued and outstanding capital stock of two privately held companies, Ardence Delaware Inc., a leading provider of solutions that allow information technology administrators to set up and configure PCs, servers, and Web servers in real time from a centrally managed source, and XenSource, Inc., a privately held leader in enterprise-grade virtual infrastructure solutions, collectively the 2007 Acquisitions. The 2007 Acquisitions positioned us in adjacent server and desktop virtualization markets that will allow us to continue to extend our leadership in the broader application delivery infrastructure market. The total consideration for the 2007 Acquisitions was approximately $379.4 million, comprised of approximately 7.1 million shares of our common stock valued at $232.3 million, $142.8 million in cash and approximately $4.3 million in direct transaction costs. In addition, in connection with the 2007 Acquisitions, we issued approximately 1.3 million unvested shares of our common stock, 0.1 million non-vested stock units and assumed approximately 3.4 million stock options each of which will be exercisable for the right to receive one share of our common stock upon vesting. Revenues from the products acquired in the 2007 Acquisitions are primarily included in our Product License revenue. The 2007 Acquisitions’ results of operations have been included in our consolidated results of operations beginning after the date of each of the acquisitions. The source of funds for the cash consideration paid in these transactions consisted of available cash and investments. In connection with the 2007 Acquisitions, we allocated $246.2 million to goodwill, $112.3 million to product related intangible assets and $56.3 million to other intangible assets.

In-process Research and Development for Acquisitions

The fair values used in determining the purchase price allocation for certain intangible assets for our acquisitions were based on estimated discounted future cash flows, royalty rates and historical data, among other information. Purchased in-process research and development, or IPR&D, of $1.1 million and $9.8 million was expensed immediately upon the closing of the acquisition of Vapps and 2007 Acquisitions, respectively, because it pertained to technology that was not currently technologically feasible, meaning it had not reached the working model stage, did not contain all of the major functions planned for the product, was not ready for initial customer testing and had no alternative future use. The fair value assigned to IPR&D was determined using the income approach, which includes estimating the revenue and expenses associated with a project’s sales cycle and by estimating the amount of after-tax cash flows attributable to the projects. The future cash flows were discounted to present value utilizing an appropriate risk-adjusted rate of return, which ranged from 20%–36%. The rate of return determination included a factor that takes into account the uncertainty surrounding the successful development of the IPR&D.

In 2009, we adopted new accounting rules for acquisitions and future IPR&D will be capitalized.

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

Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2009 describes the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements.

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

We license most of our products bundled with a one year contract for license updates that provide the end-user with enhancements and unspecified upgrades to the licensed product on a when and if available basis. Customers may also elect to purchase subscriptions for license updates, when not bundled with the initial product license. Customers may also elect to purchase maintenance, technical support, product training or consulting services. We allocate revenue to license updates, maintenance and any other undelivered elements of the arrangement based on vendor specific objective evidence, or VSOE, of fair value of each element and such amounts are deferred until the applicable delivery criteria and other revenue recognition criteria have been met. The balance of the revenue, net of any discounts inherent in the arrangement, is recognized at the outset of the arrangement using the residual method as the product licenses are delivered. If we cannot objectively determine the fair value of each undelivered element based on the VSOE of fair value, we defer revenue recognition until all elements are delivered, all services have been performed, or until fair value can be objectively determined. We must apply judgment in determining all elements of the arrangement and in determining the VSOE of fair value for each element, considering the price charged for each product on a stand-alone basis or applicable renewal rates for subscriptions related to new products.

In the normal course of business, we are not obligated to accept product returns from our distributors under any conditions, unless the product item is defective in manufacture, but we do provide most of our distributors with stock balancing and price protection rights. Stock balancing rights permit distributors to return products to us up to the 45th day of the fiscal quarter, subject to ordering an equal dollar amount of our other products prior to the last day of the same fiscal quarter. Price protection rights require that we grant retroactive price adjustments for inventories of our products held by distributors or resellers if we lower our prices for such products. Product items returned to us under the stock balancing program must be in new, unused and unopened condition. We establish provisions for estimated returns for stock balancing and price protection rights, as well as other sales allowances, concurrently with the recognition of revenue. The provisions are established based upon consideration of a variety of factors, including, among other things, recent and historical return rates for both, specific products and distributors, estimated distributor inventory levels by product, the impact of any new product releases and projected economic conditions. Actual product returns for stock balancing and price protection provisions incurred are, however, dependent upon future events, including the amount of stock balancing activity by our distributors and the level of distributor inventories at the time of any price adjustments. We continually monitor the factors that influence the pricing of our products and distributor inventory levels and make adjustments to these provisions when we believe actual returns and other allowances could differ from established reserves. Our ability to recognize revenue upon shipment to our distributors is predicated on our ability to reliably estimate future stock balancing returns. If actual experience or changes in market condition impairs our ability to estimate returns, we would be required to defer the recognition of revenue until the delivery of the product to the end-user. Allowances for estimated product returns amounted to approximately $1.6 million at December 31, 2009 and 2008. We have not reduced and have no current plans to reduce our prices for inventory currently held by distributors or resellers. Accordingly, there were no reserves required for price protection at December 31, 2009 and December 31, 2008. We also record reductions to revenue for customer programs and incentive offerings including volume-based incentives, at the time the sale is recorded. We could take actions to increase our customer incentive offerings, which could result in an incremental reduction to our revenue at the time the incentive is offered.

Stock-Based Compensation

Under the fair value recognition provisions of the authoritative guidance, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service or performance period, which is the vesting period. We currently use the Black-Scholes option pricing model to determine the fair value of stock options. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, the expected term of the award, the risk-free interest rate and any expected dividends.

For purposes of determining the expected volatility factor, we used the implied volatility in two-year market-traded options on our common stock based on third party volatility quotes in accordance with the provisions of Staff Accounting Bulletin, or SAB, No. 107. Our decision to use implied volatility was based upon the availability of actively traded options on our common stock and our assessment that implied volatility is more representative of future stock price trends than historical volatility. The expected term of our options is based on historical employee exercise patterns. We also analyzed our historical pattern of option exercises based on certain demographic characteristics and we determined that there were no meaningful differences in option exercise activity based on demographic characteristics. The approximate risk free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with remaining terms equivalent to the expected term on our options. We do not intend to pay dividends on our common stock in the foreseeable future and, accordingly, we used a dividend yield of zero in the option pricing model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. All stock-based payment awards that vest based on service, including those with graded vesting schedules, are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. We issue non-vested stock units and non-vested stock with performance goals to certain senior members of management. The number of non-vested stock units or non-vested stock underlying each award may be determined based on a range of attainment within defined performance goals. We are required to estimate the attainment that will be achieved related to the defined performance goals and number of non-vested stock units or non-vested stock that will ultimately be awarded in order to recognize compensation expense over the vesting period. If our initial estimates of performance goal attainment change, the related expense may fluctuate from quarter to quarter based on those estimates and if the performance goals are not met, no compensation cost will be recognized and any previously recognized compensation cost will be reversed. As of December 31, 2009, there was $105.9 million of total unrecognized compensation cost related to options, non-vested stock and non-vested stock units. That cost is expected to be recognized over a weighted-average period of 1.43 years.

If factors change and we employ different assumptions for estimating stock-based compensation expense in future periods or if we decide to use a different valuation model, the stock-based compensation expense we recognize in future periods may differ significantly from what we have recorded in the current period and could materially affect our operating income, net income and earnings per share. This may result in a lack of consistency in future periods and materially affect the fair value estimate of stock-based payments. It may also result in a lack of comparability with other companies that use different models, methods and assumptions. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. These characteristics are not present in our option grants. Existing valuation models, including the Black-Scholes and lattice binomial models, may not provide reliable measures of the fair values of our stock-based compensation. Consequently, there is a risk that our estimates of the fair values of our stock-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those stock-based payments in the future. Certain stock-based payments, such as employee stock options, may expire with little or no intrinsic value compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, the value realized from these instruments may be significantly higher than the fair values originally estimated on the grant date and reported in our financial statements. There is currently no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values. See Notes 2 and 7 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2009 for further information regarding our adoption of the authoritative guidance for stock-based compensation.

Valuation and Classification of Investments

Effective January 1, 2008, we adopted the authoritative guidance for fair value measurements for financial assets and financial liabilities. The authoritative guidance, which, among other things, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). Our investments are carried at fair value and in determining their fair value we are sometimes required to use various alternative valuation techniques. The authoritative guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.

The authoritative guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: the fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities, described as Level 1, and the lowest priority to valuation techniques using unobservable inputs, described as Level 3. Observable inputs are those that market participants would use in pricing the asset or liability that are based on market data obtained from independent sources, such as market quoted prices. When Level 1 observable inputs for our investments are not available to determine their fair value, we must then use other inputs which may include indicative pricing for securities from the same issuer with similar terms or unobservable inputs that reflect our estimates of the assumptions market participants would use in pricing the investments based on the best information available in the circumstances. When valuation techniques, other than those described as Level 1 are utilized, management must make estimations and judgments in determining the fair value for its investments. The degree to which management’s estimation and judgment is required is generally dependent upon the market pricing available for the investments, the availability of observable inputs, the frequency of trading in the investments and the investment’s complexity. If we make different judgments regarding unobservable inputs we could potentially reach different conclusions regarding the fair value of our investments.

After we have determined the fair value of our investments, for those that are in an unrealized loss position, we must then determine if the investment is other-than-temporarily impaired. We review our investments quarterly for indicators of other-than-temporary impairment. This determination requires significant judgment and if different judgments are used the classification of the losses related to our investments could differ. In making this judgment, we employ a systematic methodology that considers available quantitative and qualitative evidence in evaluating potential impairment of our investments. If the amortized cost of an investment exceeds its fair value, we evaluate, among other factors, general market conditions, the duration and extent to which the fair value is less than amortized cost, and our intent to sell the investment and whether it is more likely than not that we will not be required to sell the investment before the recovery of its amortized cost basis, which may not be until maturity. We also consider specific adverse conditions related to the financial health of and business outlook for the issuer, including industry and sector performance, rating agency actions and changes in credit default swap levels. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established. See Notes 4 and 5 to our consolidated financial statements and “Liquidity and Capital Resources” for more information on our investments and fair value measurements.

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

We review acquired product related technology assets for impairment on a periodic basis by comparing the estimated net realizable value to the unamortized cost of the technology. The recoverability of these technologies is primarily dependent upon our ability to commercialize products utilizing these technologies. The estimated net realizable value of the purchased technology is based on the estimated undiscounted future cash flows derived from such technology. Our assumptions about future revenues and expenses require significant judgment associated with the forecast of the performance of our products. Actual revenues and costs could vary significantly from these forecasted amounts. As of December 31, 2009, the estimated undiscounted future cash flows expected from product related technology assets from these acquisitions is sufficient to recover their carrying value. If these products are not ultimately accepted by our customers and distributors, and there is no alternative future use for the technology, we could determine that some or all of their remaining $144.3 million carrying value is impaired. In the event of impairment, we would record an impairment charge to earnings that could have a material adverse effect on our results of operations.

Goodwill

At December 31, 2009, we had $899.8 million in goodwill related to our acquisitions. The goodwill recorded in relation to these acquisitions is not deductible for tax purposes. We operate in a single industry segment consisting of the design, development and marketing of technology solutions that deliver applications on-demand. Our revenues are derived from sales of our Desktop Solutions and related technical services in the Americas, EMEA, and Asia-Pacific regions and from online services sold by our Online Services division. These three geographic regions and the Online Services division constitute our reportable segments. See Note 12 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2009 for additional information regarding our reportable segments. We evaluate goodwill among these segments, which represent our reporting units.

We account for goodwill in accordance with FASB’s authoritative guidance which requires that goodwill and certain intangible assets are not amortized, but are subject to an annual impairment test. There was no impairment of goodwill as a result of the annual impairment tests completed during the fourth quarters of 2009 and 2008. Historically, we completed the annual goodwill impairment test as of December 31 of each fiscal year. During fiscal 2009, we changed the annual impairment test date from December 31 to October 1. This change was made to allow for more time and better support in the completion of the assessment prior to the filing of our Annual Report on Form 10-K as a large accelerated filer. In addition, the earlier date would allow us the additional time necessary to complete any Step 2 impairment analysis should one be required in the future prior to the filing of our Annual Report on Form 10-K. We believe the resulting change in accounting principle related to changing the annual impairment testing date will not delay, accelerate, or avoid an impairment charge. We have determined that this change in accounting principle is preferable under the circumstances. A letter of preferability from our independent registered public accounting firm regarding this change in accounting principle is included as an exhibit to this Annual Report on Form 10-K for the year ended December 31, 2009. Excluding goodwill, we have no intangible assets deemed to have indefinite lives.

Income Taxes

We are required to estimate our income taxes in each of the jurisdictions in which we operate as part of the process of preparing our consolidated financial statements. At December 31, 2009, we had approximately $92.5 million in deferred tax assets. The authoritative guidance requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We review deferred tax assets periodically for recoverability and make estimates and judgments regarding the expected geographic sources of taxable income and gains from investments, as well as tax planning strategies in assessing the need for a valuation allowance. At December 31, 2009, we determined that a $8.7 million valuation allowance relating to deferred tax assets for net operating losses from acquired companies and unrealized losses from temporary impairments on available-for-sale investments was necessary. If the estimates and assumptions used in our determination change in the future, we could be required to revise our estimates of the valuation allowances against our deferred tax assets and adjust our provisions for additional income taxes.

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

Results of Operations

The following table sets forth our consolidated statements of income data and presentation of that data as a percentage of change from year-to-year.

	Year Ended December 31,			2009 Compared to 2008	2008 Compared to 2007
	2009	2008	2007
	(In thousands)
Revenues:
Product licenses	$538,975	$620,215	$577,144	(13.1)%	7.5%
License updates	604,968	559,340	484,669	8.2	15.4
Online services	308,177	260,065	213,744	18.5	21.7
Technical services	161,968	143,734	116,385	12.7	23.5

Total net revenues	1,614,088	1,583,354	1,391,942	1.9	13.8
Cost of net revenues:
Cost of product license revenues	52,160	47,801	42,984	9.1	11.2
Cost of services revenues	87,233	79,303	65,027	10.0	22.0
Amortization of product related intangible assets	47,917	48,028	29,596	(0.2)	62.3

Total cost of net revenues	187,310	175,132	137,607	7.0	27.3

Gross margin	1,426,778	1,408,222	1,254,335	1.3	12.3
Operating expenses:
Research and development	281,980	288,109	205,103	(2.1)	40.5
Sales, marketing and services	679,053	669,569	590,409	1.4	13.4
General and administrative	239,623	256,679	229,229	(6.6)	12.0
Restructuring	26,473	—	—	*	*
Amortization of other intangible assets	20,972	22,724	17,387	(7.7)	30.7
In-process research and development	—	1,140	9,800	*	(88.4)

Total operating expenses	1,248,101	1,238,221	1,051,928	0.8	17.7

Income from operations	178,677	170,001	202,407	5.1	(16.0)
Interest income	14,683	31,506	49,704	(53.4)	(36.6)
Interest expense	(426)	(444)	(737)	(4.1)	(39.8)
Other income (expense), net	958	(4,140)	(466)	*	*

Income before income taxes	193,892	196,923	250,908	(1.5)	(21.5)
Income taxes	2,875	18,647	36,425	(84.6)	(48.8)

Net income	$191,017	$178,276	$214,483	7.1	(16.9)

*	not meaningful.

Revenues

Net revenues include the following categories: Product Licenses, License Updates, Online Services and Technical Services. Product Licenses primarily represent fees related to the licensing of the following major products:

•	Our Desktop Solutions, comprised primarily of our desktop virtualization product XenDesktop and our application virtualization product XenApp;

•

Our Datacenter and Cloud Solutions, comprised primarily of our server virtualization products, XenServer and Essentials for XenServer and Hyper-V and our application networking products NetScaler, Access Gateway and Branch Repeater.

In addition, we offer incentive programs to our VADs and VARs to stimulate demand for our products. Revenues associated with these programs are partially offset by these incentives to our VADs and VARs.

License Updates consist of fees related to our Subscription Advantage program that are recognized ratably over the term of the contract, which is typically 12 to 24 months. Subscription Advantage is an annual renewable program that provides subscribers with automatic delivery of unspecified software upgrades, enhancements and maintenance releases when and if they become available during the term of the subscription. Online Services revenues consist primarily of fees related to online service agreements from our web collaboration, connectivity and remote support products, GoToMeeting, GoToWebinar, GoToTraining, GoToAssist and GoToMyPC which are recognized ratably over the contract term. Technical Services revenues are comprised of fees from technical support services which are recognized ratably over the contract term, as well as revenues from product training and certification, and consulting services revenue related to implementation of our products, which is recognized as the services are provided.

	Year Ended December 31,			2009 Compared to 2008	2008 Compared to 2007
	2009	2008	2007
	(In thousands)
Revenues:
Product licenses	$538,975	$620,215	$577,144	$(81,240)	$43,071
License updates	604,968	559,340	484,669	45,628	74,671
Online services	308,177	260,065	213,744	48,112	46,321
Technical services	161,968	143,734	116,385	18,234	27,349

Total net revenues	$1,614,088	$1,583,354	$1,391,942	$30,734	$191,412

Product Licenses

Product License revenue decreased during 2009 when compared to 2008 primarily due to decreased sales of our application virtualization products of $118.7 million partially offset by increased sales of our desktop virtualization product of $37.1 million. The decrease in our application virtualization product sales was driven primarily by weakness in the global economy as discussed in the Executive Summary above. Product License revenue increased during 2008 when compared to 2007 primarily due to increased sales of our application networking products of $17.0 million, sales of our server virtualization product of $12.8 million, sales of our desktop virtualization product of $5.1 million and sales of our application virtualization products of $5.0 million. We currently expect Product License sales to increase when comparing the first quarter of 2010 to the first quarter of 2009 primarily due to anticipated improvement in the global economy and its anticipated impact on the IT spending of our customers.

License Updates

License Updates revenue increased during 2009 when compared to 2008 primarily due to renewals related to our Subscription Advantage program over a larger base of subscribers. License Updates revenue increased during 2008 when compared to 2007 primarily due to increasing renewals related to our Subscription Advantage program over a larger base of subscribers of $51.2 million and an increase in new Subscription Advantage licenses of $23.5 million. We currently anticipate that License Updates revenue will increase when comparing the first quarter of 2010 to the fourth quarter of 2009 due primarily to renewals over our installed customer base.

Online Services

Online Services revenue increased during 2009 when compared to 2008 primarily due to increased sales of our web collaboration products. Online Services revenue increased during 2008 when compared to 2007 primarily due to increased sales of our web collaboration products of $33.8 million and our connectivity products of $12.2 million. We currently expect our Online Services revenue to increase when comparing the first quarter of 2010 to the fourth quarter of 2009.

Technical Services

Technical Services revenue increased during 2009 when compared to 2008 primarily due to increased sales of support services related to our application networking products. Technical Services revenue increased during 2008 when compared to 2007 primarily due to increased sales of support services related to our application networking products of $18.9 million and an increase in sales of support and consulting related to the implementation of our application virtualization products of $9.4 million. We currently expect Technical Services sales to increase when comparing the first quarter of 2010 to the first quarter of 2009 consistent with the increase in Product License revenue described above.

Deferred Revenue

Deferred revenues are primarily comprised of License Updates revenue from our Subscription Advantage product, Online Services revenues from annual service agreements for our online services products and Technical Services revenues related to our support services and consulting contracts. Deferred revenues increased approximately $85.4 million as of December 31, 2009 compared to December 31, 2008 primarily due to new sales of our Subscription Advantage product of $35.3 million, increased sales of our support services of $27.0 million and increased renewals of our Subscription Advantage product of $14.9 million. We currently expect deferred revenue to continue to increase in 2010.

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

International Revenues

International revenues (sales outside the United States) accounted for approximately 43.6% of our net revenues for the year ended December 31, 2009, 45.8% of our net revenues for the year ended December 31, 2008 and 44.5% for the year ended December 31, 2007. For detailed information on international revenues, please refer to Note 12 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2009.

Segment Revenues

An analysis of our reportable segment net revenue is presented below:

	Year Ended December 31,			Revenue Growth 2008 to 2009	Revenue Growth 2007 to 2008
	2009	2008	2007
	(In thousands)
Americas (1)	$696,205	$670,523	$614,181	3.8%	9.2%
EMEA (2)	480,720	524,465	447,201	(8.3)	17.3
Asia-Pacific	128,986	128,301	116,816	0.5	9.8
Online Services division	308,177	260,065	213,744	18.5	21.7

Consolidated net revenues	$1,614,088	$1,583,354	$1,391,942	1.9	13.8

(1)	Our Americas segment is comprised of the United States, Canada and Latin America.
(2)	Defined as Europe, Middle East and Africa.

In the Americas segment, the increase in net revenue was primarily due to renewals related to our Subscription Advantage program and increased sales of our support and consulting services. When comparing 2009 to 2008 License Updates revenue increased $25.3 million and Technical Services revenue increased $13.1 million. These increases were partially offset by a decrease in Product License revenue of $12.8 million when comparing 2009 to 2008.

In EMEA the decrease in revenue was primarily driven by the continued economic downturn impacting the region. The decrease in revenue was primarily due to a decrease in Product License revenue. When comparing 2009 to 2008, Product License revenue in EMEA decreased $65.4 million. The decrease was partially offset by increases in renewals related to our Subscription Advantage program. When comparing 2009 to 2008 License Updates revenue in EMEA increased $18.2 million.

In Asia-Pacific the increase in revenues was not significant.

The increases in the Online Services division’s revenues for 2009 compared to 2008 were due primarily to increased sales of our web collaboration products.

With respect to the increase in our segment revenues when comparing 2008 to 2007, the increase in net revenues was due primarily to the factors previously discussed across our reportable segments. See Note 12 of our consolidated financial statements for additional information on our segment revenues.

Cost of Net Revenues

	Year Ended December 31,			2009 Compared to 2008	2008 Compared to 2007
	2009	2008	2007
	(In thousands)
Cost of product license revenues	$52,160	$47,801	$42,984	$4,359	$4,817
Cost of services revenues	87,233	79,303	65,027	7,930	14,276
Amortization of product related intangible assets	47,917	48,028	29,596	(111)	18,432

Total cost of net revenues	$187,310	$175,132	$137,607	$12,178	$37,525

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

Cost of product license revenues increased during 2009 when compared to 2008 primarily due to increased sales of our application networking products which contain hardware components that have a higher cost than our other software products. Cost of services revenues increased $9.5 million during 2009 compared to 2008 primarily due to an increase in sales of our Online Services products. This increase was partially offset by a decrease of $2.2 million during 2009 compared to 2008 due to decreases our application virtualization consulting and educational services. We currently anticipate cost of product license revenues will increase when comparing the first quarter of 2010 to the first quarter of 2009 consistent with Product License sales.

Cost of product license revenues increased during 2008 when compared to 2007 primarily due to increased sales of our application networking products which contain hardware components that have a higher cost than our other software products. Cost of services revenues increased during 2008 compared to 2007 primarily due to an increase in support and consulting related to our application virtualization and application networking products of $11.0 million and increases in costs related to increased sales of our Online Services products of $2.9 million. Amortization of product related intangible assets increased during 2008 as compared to 2007 primarily due to amortization of product related intangible assets acquired in acquisitions.

Gross Margin

Gross margin as a percent of revenue was 88.4% for 2009, 88.9% for 2008 and 90.1% for 2007. The decrease in gross margin as a percentage of net revenue for all periods presented was primarily due to the increase in cost of net revenues as discussed above.

Operating Expenses

Foreign Currency Impact on Operating Expenses

A substantial majority of our overseas operating expenses and capital purchasing activities are transacted in local currencies and are therefore subject to fluctuations in foreign currency exchange rates. In order to minimize the impact on our operating results, we generally initiate our hedging of currency exchange risks up to one year in advance of anticipated foreign currency expenses. When the dollar is weak, the resulting increase to foreign currency denominated expenses will be partially offset by the aggregate gain in our hedging contracts. When the dollar is strong, the resulting decrease to foreign currency denominated expenses will be partially offset by the aggregate loss in our hedging contracts. There is a risk that there will be fluctuations in foreign currency exchange rates beyond the one-year timeframe for which we hedge our risk. Due to the generally weaker dollar during the year ended December 31, 2009 compared to 2008, our operating expenses were higher when converted to U.S. dollars, but these higher expenses were partially offset by gains in our hedging programs.

Other Items Impacting Operating Expenses

The Strategic Restructuring Program that we announced in January 2009 included reducing our headcount by approximately 450 full-time positions and the consolidation of excess facilities. Due to the Strategic Restructuring Program, compensation and employee related costs across all functional areas including research and development, sales, marketing and services and general and administrative expenses decreased by approximately $21.6 million, net of costs related to the Strategic Restructuring Program. These savings were partially offset by strategic investments in the business during 2009. For more information regarding the Strategic Restructuring Program, see the Executive Summary above.

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

We currently expect that when comparing operating expenses for the year ended December 31, 2010 compared to the year ended December 31, 2009 operating expenses will increase.

Research and Development Expenses

	Year Ended December 31,			2009 Compared to 2008	2008 Compared to 2007
	2009	2008	2007
	(In thousands)
Research and development	$281,980	$288,109	$205,103	$(6,129)	$83,006

Research and development expenses consisted primarily of personnel-related costs. We expensed substantially all development costs included in the research and development of our products and new functionality added to our existing products as incurred, except for certain core technologies which were technologically feasible. Research and development expenses decreased during 2009 as compared to 2008 primarily due to a $17.3 million decrease in compensation and other employee related costs due to the implementation of the Strategic Restructuring Program. Also contributing to the decrease in research and development expenses was a $8.7 million decrease in stock-based compensation expense primarily related to vesting of awards assumed in conjunction with our acquisition of XenSource, Inc., or the XenSource Acquisition. These decreases were partially offset by a $16.3 million increase in depreciation and facility- related costs due primarily to the revised allocation methodology described above and by a $5.2 million increase in compensation expense due to the adjustment of goodwill related to our XenSource Acquisition. For more information regarding our acquisitions see, “— Overview” and Note 3 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2009.

Research and development expenses increased during 2008 as compared to 2007 primarily due to a $42.0 million increase in stock-based compensation expense primarily related to options and awards assumed in conjunction with the XenSource Acquisition. Also contributing to the increases in research and development expenses were an increase of $33.5 million in staffing and related personnel costs due to continued investment in our business and the full year impact of our XenSource Acquisition, as well as a $4.4 million increase in office and facility related costs associated with increased headcount.

Sales, Marketing and Services Expenses
	Year Ended December 31,			2009 Compared to 2008	2008 Compared to 2007
	2009	2008	2007
	(In thousands)
Sales, marketing and services	$679,053	$669,569	$590,409	$9,484	$79,160

Sales, marketing and services expenses consisted primarily of personnel-related costs, including sales commissions, and the costs of marketing programs aimed at increasing revenue, such as advertising, trade shows, public relations and other market development programs. Sales, marketing and services expenses increased during 2009 compared to 2008 primarily due to a $26.2 million increase in depreciation and other facility-related costs due primarily to the revised allocation methodology described above. Also contributing to the increase in sales, marketing and services expenses was a $7.4 million increase in marketing program costs related to our worldwide advertising campaigns, a $3.5 million increase due to an increase in commissions paid to our resellers and a $3.0 million increase due to the settlement of foreign currency contracts during the period which was offset by lower foreign currency denominated expenses due to a stronger U.S. dollar. These increases were partially offset by a $34.5 million decrease in compensation and other employee related costs resulting from the implementation of the Strategic Restructuring Program. For more information see, “— Overview” included in this Annual Report on Form 10-K for the year ended December 31, 2009.

Sales, marketing and services expenses increased during 2008 compared to 2007 primarily due to a $54.6 million increase in headcount and the associated increase in salaries and employee related expenses due to our continued investment partially offset by decreases in commissions of $8.4 million. Also contributing to the increase in sales, marketing and services expenses were increases in marketing program costs related to our worldwide advertising campaigns of $16.7 million, an increase of $8.3 million in stock-based compensation expense primarily related to options and awards assumed in conjunction with our XenSource Acquisition and an increase in commissions paid to our resellers of $6.4 million. During 2008, we also increased our utilization of personnel for revenue generating activities, which is reflected as cost of service revenues rather than sales, marketing and services expense.

General and Administrative Expenses

	Year Ended December 31,			2009 Compared to 2008	2008 Compared to 2007
	2009	2008	2007
	(In thousands)
General and administrative	$239,623	$256,679	$229,229	$(17,056)	$27,450

General and administrative expenses consisted primarily of personnel-related related costs and expenses related to outside consultants assisting with regulatory compliance and information systems, as well as accounting and legal fees. General and administrative expenses decreased during 2009 compared to 2008 primarily due to a $26.7 million decrease resulting from the revised methodology of allocating depreciation and other facility related costs as described above (net of current period additions). These decreases were partially offset by an increase in legal fees of $8.7 million. For more information regarding our acquisitions see, “— Overview” and Note 3 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2009.

General and administrative expenses increased during 2008 compared to 2007 primarily due to a $12.1 million increase in headcount and the associated salaries and employee related expenses, a $8.7 million increase in depreciation primarily related to information systems and a $8.6 million increase in IT support and data services all of which were to support our growth in 2008. Also contributing to the increase in general and administrative expenses is an increase of $8.3 million in stock-based compensation expense primarily related to options and awards assumed in conjunction with our XenSource Acquisition. These increases were partially offset by a decrease of $9.7 million in consulting and legal fees primarily related to the investigation of our historical stock option granting practices and the associated restatements of our prior consolidated financial statements, which concluded in 2007.

Restructuring

	Year Ended December 31,			2009 Compared to 2008	2008 Compared to 2007
	2009	2008	2007
	(In thousands)
Restructuring	$26,473	$—	$—	$26,473	$—

On January 28, 2009, we announced the implementation of the Strategic Restructuring Program, which primarily included the reduction of our headcount by approximately 450 full-time positions. During 2009 we incurred a pre-tax charge of $26.5 million of which $21.7 million related to severance and other costs directly related to the reduction of our workforce and $4.8 million related to the consolidation of certain of our facilities. The restructuring program was substantially completed by the end of 2009. For more information see, “— Overview” and Note 13 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2009.

Amortization of Other Intangible Assets

	Year Ended December 31,			2009 Compared to 2008	2008 Compared to 2007
	2009	2008	2007
	(In thousands)
Amortization of the other intangible assets	$20,972	$22,724	$17,387	$ (1,752)	$5,337

The decrease in amortization of other intangible assets during 2009 as compared to 2008 was not significant. The increase in amortization of other intangible assets during 2008 as compared to 2007 was primarily due to the full year impact of amortization related to other intangible assets acquired in our XenSource Acquisition. As of December 31, 2009, we had unamortized other identified intangible assets with estimable useful lives in the net amount of $68.9 million. For more information regarding our acquisitions see, “— Overview” and Note 3 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2009.

In-Process Research and Development

	Year Ended December 31,			2009 Compared to 2008	2008 Compared to 2007
	2009	2008	2007
	(In thousands)
In-process research and development	$—	$1,140	$9,800	$(1,140)	$(8,660)

In 2008, $1.1 million of the purchase price paid for our acquisition of Vapps was allocated to IPR&D, and in 2007, $9.8 million of the purchase price paid for our 2007 Acquisitions was allocated to IPR&D. The amounts allocated to IPR&D in our acquisitions had not yet reached technological feasibility, had no alternative future use and were written-off at the date of the acquisitions in accordance with the authoritative guidance. For more information regarding the acquisitions, see “— Overview” and Note 3 to our consolidated financial statements in this Annual Report on Form 10-K for the year ended December 31, 2009.

Our efforts with respect to the acquired technologies currently consist of design and development that may be required to support the release of the technologies into updated versions of existing service offerings and potentially new product and service offerings related to the products acquired in our XenSource and Ardence Acquisitions. We currently expect that we will successfully develop new products or services utilizing the acquired in-process technology, but there can be no assurance that commercial viability of future product or service offerings will be achieved. Furthermore, future developments in the software industry, changes in technology, changes in other products and offerings or other developments may cause us to alter or abandon product plans. Failure to complete the development of projects in their entirety, or in a timely manner, could have a material adverse impact on our financial condition and results of operations.

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

In 2009, the Company adopted new accounting rules for acquisitions and future IPR&D will be capitalized.

Interest Income

	Year Ended December 31,			2009 Compared to 2008	2008 Compared to 2007
	2009	2008	2007
	(In thousands)
Interest income	$14,683	$31,506	$49,704	$(16,823)	$(18,198)

Interest income decreased during 2009 as compared to 2008 primarily due to lower interest rates earned on cash equivalents and investment balances. Interest income decreased during 2008 as compared to 2007 primarily due to lower interest rates earned on cash equivalents and investment balances. For more information see “— Overview” and “— Liquidity and Capital Resources” and Note 3 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2009.

Interest Expense

	Year Ended December 31,			2009 Compared to 2008	2008 Compared to 2007
	2009	2008	2007
	(In thousands)
Interest expense	$(426)	$(444)	$(737)	$18	$293

The decrease in interest expense when comparing 2009 to 2008 and comparing 2008 to 2007 is not significant. For more information see “— Liquidity and Capital Resources” and Note 9 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2009.

Other Income (Expense), Net

	Year Ended December 31,			2009 Compared to 2008	2008 Compared to 2007
	2009	2008	2007
	(In thousands)
Other income (expense), net	$958	$(4,140)	$(466)	$5,098	$(3,674)

Other expense, net is primarily comprised of remeasurement and foreign currency transaction gains (losses), other-than-temporary declines in the value of our equity investments and debt instruments and realized gains (losses) on the sale of available-for-sale and trading investments. Other income (expense), net increased when comparing 2009 to 2008 primarily due to foreign exchange gains related to financial statement remeasurement of $10.1 million and a decrease in losses on investments that were determined to have an other-than-temporary decline in value of $1.5 million. These increases were partially offset by losses related to our foreign currency transactions of $5.7 million. Other income (expense), net decreased when comparing 2008 to 2007 due primarily to an increase in losses related to our foreign currency transactions and to a lesser extent, impairments of investments that we determined to have an other-than-temporary decline in fair value partially offset by gains recorded on an enforceable, non-transferable right to sell our auction rate securities, or the Put Option, recorded in conjunction with a legal settlement related to our investments in those auction rate securities. Upon recording the Put Option, we contemporaneously made the fair value election as allowed by the authoritative guidance. Therefore, the initial recording of the Put Option and subsequent changes in its fair value are recorded in other income (expense), net. For more information see “— Liquidity and Capital Resources” and Note 4 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2009.

Income Taxes

As of December 31, 2009, our net unrecognized tax benefits totaled approximately $46.2 million. At December 31, 2009, there was $0.8 million for tax positions which would not affect the annual effective tax rate and approximately $0.3 million of accrued interest on tax positions.

We and certain of our subsidiaries are subject to United States, or U.S. federal income taxes in the U.S., as well as income taxes of multiple state and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2004.

During the third quarter of 2009, the IRS concluded its examination of our income tax returns for 2004 and 2005 and issued a final Revenue Agent’s Report, which we refer to as the RAR. We agreed with all of the adjustments contained in the RAR, with the exception of the transfer pricing and consequential adjustments relating to the intercompany transfer of certain intellectual property in earlier tax years. The RAR asserts income tax deficiencies related to the transfer pricing and consequential adjustments of approximately $81.3 million for tax years 2004 and 2005, excluding interest. In addition, the transfer pricing and consequential adjustments to our 2004 and 2005 tax years would impact our income tax liabilities in tax years subsequent to 2005. We disagree with the adjustments and have filed a protest, which caused the matter to be referred to the Appeals Division of the IRS. We are contesting the adjustments through the IRS appeals process and the courts, if necessary. There can be no assurance, however, that this matter, or any future tax examinations involving similar assertions, will be resolved in our favor, and an adverse outcome of this matter could have a material adverse effect on our results of operations and financial condition. Regardless of whether this matter is resolved in our favor, this matter could be expensive and time-consuming to defend.

During the fourth quarter of 2009, the IRS commenced its examination of our U.S. federal income tax returns for the 2006 through 2008 tax years.

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

We are required to estimate our income taxes in each of the jurisdictions in which we operate as part of the process of preparing our consolidated financial statements. At December 31, 2009, we had approximately $101.2 million in deferred tax assets. The authoritative guidance requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We review deferred tax assets periodically for recoverability and make estimates and judgments regarding the expected geographic sources of taxable income and gains from investments, as well as tax planning strategies in assessing the need for a valuation allowance. At December 31, 2009, we determined that $8.7 million valuation allowance relating to deferred tax assets for net operating losses from acquired companies and unrealized losses from temporary impairments on available-for- sale investments was necessary. If the estimates and assumptions used in our determination change in the future, we could be required to revise our estimates of the valuation allowances against our deferred tax assets and adjust our provisions for additional income taxes.

We maintain certain operational and administrative processes in overseas subsidiaries and its foreign earnings are taxed at lower foreign tax rates. We do not expect to remit earnings from our foreign subsidiaries.

We establish tax reserves when, despite our belief that our tax return positions are fully supportable, certain of these positions may be challenged. While it is often difficult to predict whether we will prevail, we believe that our tax reserves reflect the probable outcome of known contingencies. As such, included in our effective tax rate for the year ended December 31, 2009 is an additional tax reserve of approximately $18.9 million related to uncertainties arising from current and prior tax years partially offset by a reduction of approximately $1.0 million in tax reserves related to the expiration of a statute of limitations for the 2005 tax year.

In 2009, our effective tax rate decreased to approximately (8.6%) from 16.6% when comparing the three months ended December 31, 2009 to the three months ended December 31, 2008 primarily due to a benefit from tax credits recognized in the fourth quarter of 2009. When comparing the twelve months ended December 31, 2009 to the twelve months ended December 31, 2008, our effective tax rate decreased to 1.5% from 9.5% primarily due to the tax credits recognized in the fourth quarter of 2009.

We are subject to the continuous examination of our income tax returns by tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance, however, that the outcomes from these continuous examinations will not have an adverse effect on our effective tax rate.

Liquidity and Capital Resources

During 2009, we generated positive operating cash flows of $484.0 million. These cash flows related primarily to net income of $191.0 million, adjusted for, among other things, non-cash charges including depreciation and amortization of $138.6 million, stock-based compensation expense of $111.4 million and a goodwill adjustment of $5.4 million. Also contributing to these cash inflows is an aggregate increase in cash flow from our operating assets and liabilities of $87.6 million, net of the effects of acquisitions. These operating cash inflows are partially offset by $50.8 million related to a deferred income tax benefit, the tax effect of stock-based compensation of $7.9 million and the excess benefit from the exercise of stock options of $5.2 million. Our investing activities used $502.9 million of cash consisting primarily of cash paid for net purchases of investments of $412.7 million. Also contributing to these cash outflows is the purchase of property and equipment of $76.2 million. Our financing activities used cash of $45.5 million, primarily from expenditures on our stock repurchase program of $214.9 million partially offset by proceeds received from the issuance of common stock under our employee stock-based compensation plans of $166.0 million.

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

Historically, significant portions of our cash inflows were generated by our operations. We currently expect this trend to continue throughout 2010. We believe that our existing cash and investments together with cash flows expected from operations will be sufficient to meet expected operating and capital expenditure requirements for the next 12 months. We continue to search for suitable acquisition candidates and could acquire or make investments in companies we believe are related to our strategic objectives. We could from time to time seek to raise additional funds through the issuance of debt or equity securities for larger acquisitions.

Cash and Investments

	December 31,		2009 Compared to 2008
	2009	2008
	(In thousands)
Cash and investments	$1,207,257	$850,881	$356,376

The increase in cash and investments at December 31, 2009 as compared to December 31, 2008, is primarily due to cash provided by our operating activities of $484.0 million and cash received from the issuance of common stock under our employee stock-based compensation plans of $166.0 million partially offset by expenditures made on our stock repurchases of $214.9 million and purchases of property and equipment of $76.2 million. We generally invest our cash and cash equivalents in investment grade, highly liquid securities to allow for flexibility in the event of immediate cash needs. Our short-term and long-term investments primarily consist of interest-bearing securities. See “— Liquidity and Capital Resources” and Note 4 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2009 for further information.

Available-for-sale investments

As of December 31, 2009, we recorded an unrealized loss of approximately $4.9 million, which is included in accumulated other comprehensive loss, related to our $50.0 million face value investment issued by AIG Matched Funding Corporation, or the AIG Capped Floater, which matures in September 2011. American International Group, Inc., or AIG, as the issuer’s parent, provided a guarantee of the security at the time of purchase in September 2006. The unrealized loss was primarily caused by AIG experiencing liquidity challenges which were reportedly precipitated by problems in the capital markets. AIG’s lack of liquidity triggered a downgrade in the credit ratings for its long-term issues by two rating agencies in 2008. As a result of AIG’s liquidity challenges, in November 2008 the Federal Reserve Bank of New York, or the FRBNY, intervened with a five-year credit facility to help stabilize AIG and the overall market. In addition, on March 2, 2009, AIG announced further actions were taken in cooperation with the U.S. Department of Treasury and the FRBNY to provide AIG with additional financial stability. As of the date of this report, AIG has not been reported to have defaulted on capital repayments to holders of its recently matured debt and it continues to pay us interest on the AIG Capped Floater. Because we do not intend to sell the AIG Capped Floater and it is more likely than not that we will not be required to sell the security before the recovery of its amortized cost basis, which may not occur until maturity, we do not consider the security to be other-than-temporarily impaired.

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

Gross realized gains on sales of available-for-sale investments during 2009 were $0.6 million and gross realized losses on available-for-sale investments during 2009 were $0.1 million. Gross realized gains on sales of available-for-sale investments during 2008 were $0.4 million and gross realized losses on available-for-sale investments during 2008 were $0.1 million. There was also an other-than-temporary loss on available-for-sale investments of approximately $1.1 million related to an other-than-temporary impairment of an investment in our portfolio due to the bankruptcy of Lehman Brothers Holdings.

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

Trading Investments

As of December 31, 2009, we held municipal auction rate securities, of which substantially all were triple-A rated, with an aggregate par value of approximately $44.8 million, whose underlying assets are generally student loans that are substantially backed by the federal government under the Federal Family Education Loan Program through investment accounts managed by UBS Financial Services, Inc., or UBS. The market for municipal auction rate securities in our portfolio began experiencing auction failures in 2008 and there have been no successful auctions for the securities held in our portfolio since the failures began. In November 2008, we formally accepted the terms of a settlement from UBS, or the Settlement. Upon accepting the terms of the Settlement, we received an enforceable, non-transferable right, or the Put Option, that enables us to sell our auction rate securities back to UBS during the period between June 30, 2010 and July 2, 2012 at par value. Accordingly, we recorded the fair value of the Put Option in other assets in our financial statements and contemporaneously made the fair value election as permitted by the authoritative guidance which states that companies may elect the fair value option for eligible financial assets. Therefore, we record changes in the fair value of the Put Option in earnings. During the year ended December 31, 2009, we recorded a gain of $1.5 million related to our investments in auction rate securities and a corresponding loss of $1.3 million related to the Put Option, both of which are included in other income (expense), net, in our consolidated statements of income.

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

During 2008, we measured our AIG Capped Floater using indicative pricing for another AIG security with similar terms, or the Referenced Security, which had regular trading activity, a Level 2 observation. During 2009, trading activity in the Referenced Security significantly decreased and other floating rate AIG debt securities with regular trading activity were too close to their maturities to be used to establish a fair value for the AIG Capped Floater. Therefore, in order to measure the AIG Capped Floater at fair value we used a discounted cash flow model. We then discounted those cash flows at a rate reflecting the market risk inherent in holding an AIG security with a similar maturity as evidenced by pricing in the markets. Since utilizing a discounted cash flow model required us to make assumptions that were not directly or indirectly observable regarding the AIG Capped Floater’s fair value during 2009, it was transferred to Level 3 and is included in the table below as a transfer to Level 3.

Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

	Put Option	Long-term Investments	Total
	(In thousands)
Balance at December 31, 2008	$7,378	$37,919	$45,297
Transfers to Level 3	—	45,096	45,096
Proceeds received on Level 3 securities	—	(700)	(700)
Total realized gains (losses) included in earnings	(1,330)	1,470	140

Balance at December 31, 2009	$6,048	$83,785	$89,833

Realized gains (losses) included in earnings for the period are reported in other (expense) income, net.

Accounts Receivable, Net

	December 31,		2009 Compared to 2008
	2009	2008
	(In thousands)
Accounts receivable	$309,748	$239,998	$69,750
Allowance for returns	(1,617)	(1,641)	24
Allowance for doubtful accounts	(3,219)	(7,061)	3,842

Accounts receivable, net	$304,912	$231,296	$73,616

The increase in accounts receivable at December 31, 2009 compared to December 31, 2008 was primarily due to an increase in sales, particularly in the last month of 2009 compared to the last month of 2008. Our allowance for returns remained relatively constant during 2009 as compared to 2008. The activity in our allowance for returns was comprised of $3.3 million in credits issued for stock balancing rights during 2009 offset by $3.3 million of provisions for returns recorded during 2009. Our allowance for doubtful accounts decreased by $3.8 million when comparing 2009 to 2008. The activity in our allowance for doubtful accounts was primarily comprised of $5.5 million of uncollectible accounts written off, net of recoveries, partially offset by additional provisions for doubtful accounts of $1.7 million recorded during the year. From time to time, we could maintain individually significant accounts receivable balances from our distributors or customers, which are comprised of large business enterprises, governments and small and medium-sized businesses. If the financial condition of our distributors or customers deteriorates, our operating results could be adversely affected. At December 31, 2009, one distributor, Ingram Micro, accounted for 14% of our accounts receivable. At December 31, 2008, no distributor or customer accounted for more than 10% of our accounts receivable. For more information regarding significant customers see Note 12 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2009.

Credit Facility

Effective on August 9, 2005, we entered into the Credit Facility with a group of financial institutions, or the Lenders. Effective September 27, 2006, we entered into an amendment and restatement of the Credit Facility, or the Amendment. The Amendment decreased the overall range of interest we will pay on amounts outstanding on the Credit Facility and lowered the facility fee. In addition, the Amendment extended the term of the Credit Facility. The Credit Facility, as amended, allows us to increase the revolving credit commitment up to a maximum aggregate revolving credit commitment of $175.0 million. The Credit Facility, as amended, currently provides for a revolving line of credit that will expire on September 27, 2011 in the aggregate amount of $100.0 million, subject to continued covenant compliance. A portion of the revolving line of credit (1) in the aggregate amount of $25.0 million may be available for issuances of letters of credit and (2) in the aggregate amount of $15.0 million may be available for swing line loans. The Credit Facility, as amended, currently bears interest at the London Interbank Offered Rate, or LIBOR, plus 0.32% and adjusts in the future in the range of 0.32% to 0.80% above LIBOR based on the level of our total debt and our adjusted earnings before interest, taxes, depreciation and amortization, or EBITDA. In addition, we are required to pay an annual facility fee ranging from 0.08% to 0.20% based on the aggregate amount available under the Credit Facility, as amended, and the level of our total debt and adjusted EBITDA. During the year ended December 31, 2009, no funds were borrowed under the Credit Facility, as amended, and as of December 31, 2009 there were no amounts outstanding under the Credit Facility, as amended.

The Credit Facility, as amended, contains customary default provisions, and we must comply with various financial and non-financial covenants. The financial covenants consist of a minimum interest coverage ratio and a maximum consolidated leverage ratio. The primary non-financial covenants contain certain limits on our ability to pay dividends, conduct certain mergers or acquisitions, make certain investments and loans, incur future indebtedness or liens, alter our capital structure or sell stock or assets. As of December 31, 2009, we were in compliance with all covenants of the Credit Facility.

Stock Repurchase Program

Our Board of Directors authorized an ongoing stock repurchase program with a total repurchase authority granted to us of $2.1 billion. We may use the approved dollar authority to repurchase stock at any time until the approved amounts are exhausted. The objective of our stock repurchase program is to improve stockholders’ returns. At December 31, 2009, approximately $160.3 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. A portion of the funds used to repurchase stock over the course of the program was provided by proceeds from employee stock option exercises and the related tax benefit.

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

During the year ended December 31, 2009, we expended approximately $214.9 million on open market purchases, repurchasing 6,475,830 shares of outstanding common stock at an average price of $33.19. In addition, as of December 31, 2009, we did not have any prepaid notional amounts remaining under our structured stock repurchase programs and during the period we did not make any up-front payments to financial institutions related to structured stock repurchase agreements.

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

During the year ended December 31, 2009, we repurchased 46,732 shares totaling $1.8 million to satisfy tax withholding obligations that arose on the vesting of shares of unvested stock units. These shares are reflected as treasury stock in our consolidated balance sheet.

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

The following table summarizes our significant contractual obligations at December 31, 2009 and the future periods in which such obligations are expected to be settled in cash. Additional details regarding these obligations are provided in the notes to our consolidated financial statements (in thousands):

	Payments due by period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Operating lease obligations(1)	$251,292	$48,123	$86,896	$61,427	$54,846
Purchase obligations(2)	5,812	5,812	—	—	—

Total contractual obligations(3)	$257,104	$53,935	$86,896	$61,427	$54,846

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
(3)

Total contractual obligations do not include agreements where our commitment is variable in nature or where cancellations without payment provisions exist and excludes $46.2 million of liabilities related to uncertain tax positions recorded in accordance with authoritative guidance, because we could not make reasonably reliable estimates of the period or amount of cash settlement with the respective taxing authorities. See Note 11 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2009 for further information.

As of December 31, 2009, we did not have any individually material capital lease obligations or other material long-term commitments reflected on our consolidated balance sheets.

Off-Balance Sheet Arrangements

The Company does not have any special purpose entities or off-balance sheet financing arrangements.

Commitments

Capital expenditures were $76.2 million during 2009, $181.0 million during 2008 and $85.9 million during 2007. During 2009, capital expenditures were primarily related to application and infrastructure delivery to enable growth and enhance management reporting capabilities and leasehold improvements. During 2008, capital expenditures were primarily related to application and infrastructure delivery to enable growth and enhance management reporting capabilities, the purchase of our corporate headquarters buildings and leasehold improvements.

We have an operating lease obligation related to a property that is not fully utilized that continues to 2018 with a total remaining obligation at December 31, 2009 of approximately $4.9 million, of which $1.0 million was accrued as of December 31, 2009, and is reflected in accrued expenses and other liabilities in our consolidated financial statements. In calculating this accrual, we made estimates, based on market information, including the estimated vacancy periods and sublease rates and opportunities. We periodically re-evaluate our estimates and if actual circumstances prove to be materially worse than we estimated, the total charges for these vacant facilities could be significantly higher.

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

We are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates that could adversely affect our results of operations or financial condition. To mitigate foreign currency risk, we utilize derivative financial instruments. The counterparties to our derivative instruments are major financial institutions. All of the potential changes noted below are based on sensitivity analyses performed on our financial position as of December 31, 2009. Actual results could differ materially.

Discussions of our accounting policies for derivatives and hedging activities are included in Notes 2 and 14 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2009.

Exposure to Exchange Rates

A substantial majority of our overseas expense and capital purchasing activities are transacted in local currencies, including Euros, British pounds sterling, Japanese yen, Australian dollars, Indian rupees, Swiss francs, Hong Kong dollars, Singapore dollars, Canadian dollars and Danish krone. To reduce our exposure to a reduction in U.S. dollar value and the volatility of future cash flows caused by changes in currency exchange rates, we have established a hedging program. We use foreign currency forward contracts to hedge certain forecasted foreign currency expenditures. Our hedging program significantly reduces, but does not entirely eliminate, the impact of currency exchange rate movements.

At December 31, 2009 and 2008, we had in place foreign currency forward sale contracts with a notional amount of $33.6 million and $124.2 million, respectively, and foreign currency forward purchase contracts with a notional amount of $224.7 million and $339.6 million, respectively. At December 31, 2009, these contracts had an aggregate fair asset value of $4.8 million and at December 31, 2008, these contracts had an aggregate fair liability value of $4.3 million. Based on a hypothetical 10% appreciation of the U.S. dollar from December 31, 2009 market rates, the fair value of our foreign currency forward contracts would decrease by $19.7 million. Conversely, a hypothetical 10% depreciation of the U.S. dollar from December 31, 2009 market rates would increase the fair value of our foreign currency forward contracts by $19.7 million, resulting in a net asset position. In these hypothetical movements, foreign operating costs would move in the opposite direction. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates quantified above, changes in exchange rates could also change the dollar value of sales and affect the volume of sales as the prices of our competitors’ products become more or less attractive. We do not anticipate any material adverse impact to our consolidated financial position, results of operations, or cash flows as a result of these foreign exchange forward contracts.

Exposure to Interest Rates

We have interest rate exposures resulting from our interest-based available-for-sale and trading securities. We maintain available-for-sale and trading investments in debt securities and we limit the amount of credit exposure to any one issuer or type of instrument. The securities in our investment portfolio are not leveraged. The securities classified as available-for-sale and trading are subject to interest rate risk. The modeling technique used measures the change in fair values arising from an immediate hypothetical shift in market interest rates and assumes that ending fair values include principal plus accrued interest and reinvestment income. If market interest rates were to increase by 100 basis points from December 31, 2009 and 2008 levels, the fair value of the available-for-sale portfolio would decline by approximately $8.6 million and $3.2 million, respectively. If market interest rates were to decrease by 100 basis points from December 31, 2009 and 2008 levels, the fair value of the available-for-sale portfolio would increase by approximately $3.8 million and $3.2 million, respectively. These amounts are determined by considering the impact of the hypothetical interest rate movements on our available-for-sale and trading investment portfolios. This analysis does not consider the effect of credit risk as a result of the changes in overall economic activity that could exist in such an environment.

During 2005, we entered into the Credit Facility, as amended in 2006, or the Amended Credit Facility. Accordingly, we could be exposed to market risk from changes in interest rates on our long-term debt. This exposure relates to our $100.0 million Amended Credit Facility. Borrowings under the Amended Credit Facility currently bear interest at variable rates based on LIBOR plus 0.32% and adjusts in the future in the range of 0.32% to 0.80% above LIBOR based on our level of total debt and our adjusted earnings before interest, taxes, depreciation and amortization, or EBITDA. A hypothetical 1% interest rate change would not have any current impact on our results of operations as we had no amounts outstanding under the Amended Credit Facility as of December 31, 2009.

ITEM 8.	FINANCIAL STATEMENTS AND SCHEDULES

Our consolidated financial statements and related financial statement schedule, together with the report of independent registered public accounting firm, appear at pages F-1 through F-34 of this Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with our independent registered public accountants on accounting or financial disclosure matters during our two most recent fiscal years.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2009, our management, with the participation of our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that, as of December 31, 2009, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a – 15(f). Our internal control system was designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control—Integrated Framework (the COSO criteria). Based on our assessment we believe that, as of December 31, 2009, our internal control over financial reporting is effective based on those criteria. The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Citrix Systems, Inc.

We have audited Citrix Systems, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Citrix Systems, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Citrix Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Citrix Systems, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2009 of Citrix Systems, Inc. and our report dated February 23, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young, LLP
Certified Public Accountants

Fort Lauderdale, Florida

February 23, 2010

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2009.

ITEM 11.	EXECUTIVE COMPENSATION

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table (in thousands, except option price) provides information as of December 31, 2009 about the securities authorized for issuance to the Company’s employees and non-employee directors under its fixed stock-based compensation plans:

Plan category	(A) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(B) Weighted-average exercise price of outstanding options, warrants and rights	(C) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders(1)	20,953	$32.27	12,615
Equity compensation plans not approved by security holders(2)	1,970	$3.83	—

Total	22,923	$29.83	12,615

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

(2)

Consists of the following plans assumed by the Company in acquisitions: Vapps, Inc.’s 2007 Stock Plan, Deterministic Networks, Inc.’s 2008 Restricted Stock Unit Plan, Ardence Delaware, Inc.’s 2005 Omnibus Plan, Ardence Delaware Inc.’s 2006 Restricted Stock Unit Plan, QuickTree, Inc.’s 2007 Restricted Stock Unit Plan, XenSource Inc.’s 2005 Stock Plan, the NetScaler Plan, the Reflectent Stock Plan, the Reflectent RSU Plan and the Orbital Incentive Plan.

Additional information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2009.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2009.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2009.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1. Consolidated Financial Statements.

For a list of the consolidated financial information included herein, see page F-1.

2. Financial Statement Schedules.

The following consolidated financial statement schedule is included in Item 8:

Valuation and Qualifying Accounts

3. List of Exhibits.

Exhibit No.		Description
2.1	(14)	Agreement and Plan of Merger, dated as of August 4, 2006, by and among Citrix Systems, Inc., Banyan Acquisition Corporation, Orbital Data Corporation and John Jaggers as the stockholder

2.2	(17)	Agreement and Plan of Merger and Reorganization, dated as of August 14, 2007, by and among Citrix Systems, Inc., PVA Acquisition Corporation, PVA Acquisition LLC, XenSource, Inc. and John G. Connors as stockholder representative

2.3	(18)	Amendment No. 1 to Agreement and Plan of Merger and Reorganization dated as of August 14, 2007 by and among Citrix Systems, Inc. PVA Acquisition Corporation, PVA Acquisition LLC, XenSource, Inc. and John G. Connors as stockholder representative, dated September 20, 2007

3.1	(1)	Amended and Restated Certificate of Incorporation of the Company

3.2	(22)	Certificate of Amendment of Amended and Restated Certificate of Incorporation

3.3	(21)	Amended and Restated By-laws of the Company

4.1	(2)	Specimen certificate representing the Common Stock

10.1*	(37)	Fourth Amended and Restated 1995 Stock Plan

10.2*	(23)	Second Amended and Restated 1995 Non-Employee Director Stock Option Plan

10.3*	(38)	Second Amended and Restated 2000 Director and Officer Stock Option and Incentive Plan

10.4*		2000 Director and Officer Stock Option and Incentive Plan, Non-Qualified Stock Option Agreement

10.5*		2000 Director and Officer Stock Option and Incentive Plan, Incentive Stock Option Agreement

10.6*		Amended and Restated 2000 Stock Incentive Plan of Net6 Inc. (a subsidiary of Citrix Systems, Inc.)

10.7*		Amended and Restated 2003 Stock Incentive Plan of Net6 Inc. (a subsidiary of Citrix Systems, Inc.)

10.8	(24)	Participation Agreement dated as of April 23, 2002, by and among Citrix Systems, Inc., Citrix Capital Corp., Selco Service Corporation and Key Corporate Capital, Inc. (the “Participation Agreement”) (with certain information omitted pursuant to a grant of confidential treatment and filed separately with the Securities and Exchange Commission)

10.9	(25)	Amendment No. 1 to Participation Agreement dated as of June 17, 2002 (with certain information omitted pursuant to a grant of confidential treatment and filed separately with the Securities and Exchange Commission)

10.10	(26)	Master Lease dated as of April 23, 2002 by and between Citrix Systems, Inc. and Selco Service Corporation (with certain information omitted pursuant to a grant for confidential treatment and filed separately with the Securities and Exchange Commission)

10.11*	(3)	2005 Equity Incentive Plan

10.12*	(11)	Amendment to Citrix Systems, Inc. 2005 Equity Incentive Plan

10.13*	(4)	2005 Employee Stock Purchase Plan

10.14*	(43)	2005 Equity Incentive Plan Incentive Stock Option Master Agreement (Domestic)

10.15*	(44)	2005 Equity Incentive Plan Non-Qualified Stock Option Master Agreement (Domestic)

10.16*	(45)	Citrix Systems, Inc. 2005 Equity Incentive Plan Non-Qualified Stock Option Master Agreement (Domestic)

10.17*	(9)	Form of Restricted Stock Unit Agreement under the Citrix Systems, Inc. 2005 Equity Incentive Plan

10.18*	(27)	Form of Executive Restricted Stock Unit Agreement under the Citrix Systems, Inc. 2005 Equity Incentive Plan (Time Based Vesting)

Exhibit No.		Description
10.19*	(10)	Form of Restricted Stock Unit Agreement for Non-Employee Directors under the Citrix Systems, Inc. 2005 Equity Incentive Plan

10.20*	(5)	Change in Control Agreement dated as of August 4, 2005 by and between Citrix Systems, Inc. and Mark B. Templeton

10.21*	(6)	Change in Control Agreement dated as of August 4, 2005 by and between Citrix Systems, Inc. and each of David J. Henshall, David R. Freidman and John C. Burris

10.22*	(12)	Change in Control Agreement, dated as of August 4, 2006, by and between Citrix Systems, Inc. and Brett M. Caine

10.23	(13)	Amended and Restated Credit Agreement dated as of September 27, 2006 among Citrix Systems, Inc., Citrix Systems International GmbH, JPMorgan Chase Bank N.A., and certain other financial institutions

10.24	(7)	Term Loan Agreement dated as of August 9, 2005 by and among Citrix Systems, Inc., Citrix Systems International GMBH, JPMorgan Chase Bank, N.A., J.P. Morgan Securities Inc. and certain other financial institutions

10.25*	(8)	NetScaler, Inc. 1997 Stock Plan

10.26	(15)	Type # 3 License Form by and between the Company and Microsoft Corporation dated September 5, 2007 (with certain information omitted pursuant to a request for confidential treatment and filed with the Securities and Exchange Commission)

10.27*	(16)	Second Amendment to Citrix Systems, Inc. 2005 Equity Incentive Plan

10.28*	(19)	Employment Agreement dated as of August 14, 2007 by and between Citrix Systems, Inc. and Peter Levine

10.29*	(20)	XenSource, Inc. 2005 Stock Plan

10.30*	(28)	Citrix Systems, Inc. Executive Bonus Plan

10.31*	(29)	Third Amendment to Citrix Systems, Inc. 2005 Equity Incentive Plan

10.32*	(30)	Fourth Amendment to Citrix Systems, Inc. 2005 Equity Incentive Plan

10.33*	(31)	Form of First Amendment to Change of Control Agreement (Chief Executive Officer) between Citrix Systems, Inc. and Mark Templeton

10.34*	(32)	Form of First Amendment to Change of Control Agreement between Citrix Systems, Inc. and each of David J. Henshall and David R. Friedman

10.35*	(33)	Form of First Amendment to Employment Agreement between Citrix Systems, Inc. and Peter Levine

10.36*	(34)	Form of Non-Qualified Stock Option Master Agreement (Domestic)

10.37*	(39)	Omnibus Assumption and Amendment Agreement dated as of May 30, 2007 by and among Citrix Systems, Inc., Citrix Capital Corp., Peninsula Investment Corp., Selco Service Corporation, Key Bank National Association, Allied Irish Banks P.L.C. and Key Bank National Association

10.38*	(35)	Form of Restricted Stock Unit Agreement

10.39	(36)	Amendment No. 1 to Credit Agreement, dated as of September 19, 2008, among Citrix Systems, Inc., Citrix International GmbH, JPMorgan Chase Bank, N.A., JP Morgan Securities, Inc. and certain other financial institutions

10.40*	(40)	Form of Long Term Incentive Agreement

10.41*	(41)	Fifth Amendment to Citrix Systems, Inc. 2005 Equity Incentive Plan

10.42*	(42)	Form of Amendment to Restricted Stock Unit Agreement

Exhibit No.	Description
18.1	Preferability Letter of Independent Registered Public Accounting Firm

21.1	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (included in signature page)

31.1	Rule 13a-14(a) / 15d-14(a) Certifications

31.2	Rule 13a-14(a) / 15d-14(a) Certifications

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or any compensatory plan, contract or arrangement.
(1)	Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 33-98542), as amended.
(2)	Incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 33-98542), as amended.
(3)	Incorporated by reference herein to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
(4)	Incorporated by reference herein to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.
(5)	Incorporated by reference herein to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.
(6)	Incorporated by reference herein to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.
(7)	Incorporated by reference herein to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.
(8)	Incorporated by reference herein to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.
(9)	Incorporated by reference herein to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.
(10)	Incorporated by reference herein to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
(11)	Incorporated by reference herein to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
(12)	Incorporated by reference herein to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
(13)	Incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of September 27, 2006.
(14)	Incorporated by reference herein to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
(15)	Incorporated by reference herein to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
(16)	Incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8- K dated as of October 19, 2007.
(17)	Incorporated by reference herein to Exhibit 2.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.
(18)	Incorporated by reference herein to Exhibit 2.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.
(19)	Incorporated by reference herein to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.
(20)	Incorporated by reference herein to Exhibit 10.4 to the Company’s Quarterly Report on Form 10- Q for the quarter ended September 30, 2007.
(21)	Incorporated by reference herein to Exhibit 3.1 to the Company’s Current Report on Form 8- K dated as of February 13, 2009.
(22)	Incorporated by reference herein to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
(23)	Incorporated by reference herein to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
(24)	Incorporated by reference herein to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
(25)	Incorporated by reference herein to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

(26)	Incorporated by reference herein to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
(27)	Incorporated by reference herein to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
(28)	Incorporated by reference herein to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.
(29)	Incorporated by reference herein to Exhibit A to the Company’s Definitive Proxy Statement filed with the Commission on April 29, 2008.
(30)	Incorporated by reference herein to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.
(31)	Incorporated by reference herein to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.
(32)	Incorporated by reference herein to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.
(33)	Incorporated by reference herein to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.
(34)	Incorporated by reference herein to Exhibit 10.4 to the Company’s Quarterly Report on Form 10- Q for the quarter ended September 30, 2008.
(35)	Incorporated by reference herein to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.
(36)	Incorporated by reference herein to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.
(37)	Incorporated by reference herein to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
(38)	Incorporated by reference herein to Exhibit to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
(39)	Incorporated by reference herein to Exhibit to Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
(40)	Incorporated by reference herein to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.
(41)	Incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of May 29, 2009.
(42)	Incorporated by reference herein to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.
(43)	Incorporated by reference herein to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.
(44)	Incorporated by reference herein to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.
(45)	Incorporated by reference herein to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

(b) Exhibits.

The Company hereby files as part of this Annual Report on Form 10-K for the year ended December 31, 2009, the exhibits listed in Item 15(a)(3) above. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the Securities and Exchange Commission, 100 F Street, N.E., Washington, D.C., 20549 and at the Commission’s regional offices at 175 W. Jackson Boulevard, Suite 900, Chicago, IL 60604 and 3 World Financial Center, Suite 400, New York, NY 10281-1022.

(c) Financial Statement Schedule.

The Company hereby files as part of this Annual Report on Form 10-K for the year ended December 31, 2009 the consolidated financial statement schedule listed in Item 15(a)(2) above, which is attached hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Fort Lauderdale, Florida on the 23rd day of February, 2010.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on the 23rd day of February, 2010.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Citrix Systems, Inc.

We have audited the accompanying consolidated balance sheets of Citrix Systems, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Citrix Systems, Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, Citrix Systems, Inc. changed its method of accounting for uncertain tax positions as of January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Citrix Systems, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young, LLP

Certified Public Accountants

Fort Lauderdale, Florida

February 23, 2010

CITRIX SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(In thousands, except par value)
Assets
Current assets:
Cash and cash equivalents	$261,443	$326,121
Short-term investments - available-for-sale	338,168	249,175
Accounts receivable, net of allowances of $4,836 and $8,702 at December 31, 2009 and 2008, respectively	304,912	231,296
Inventories, net	8,664	11,226
Prepaid expenses and other current assets	71,519	84,530
Current portion of deferred tax assets, net	54,589	37,792

Total current assets	1,039,295	940,140
Long-term investments - trading	38,689	37,919
Long-term investments - available-for-sale	568,957	237,666
Property and equipment, net	247,703	254,334
Goodwill	899,819	904,504
Other intangible assets, net	213,195	270,222
Long-term portion of deferred tax assets, net	37,944	12,936
Other assets	45,545	36,585

Total assets	$3,091,147	$2,694,306

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$57,352	$46,672
Accrued expenses and other current liabilities	221,498	195,550
Current portion of deferred revenues	555,514	488,695

Total current liabilities	834,364	730,917
Long-term portion of deferred revenues	63,336	44,780
Other liabilities	4,940	744
Commitments and contingencies
Stockholders’ equity:
Preferred stock at $.01 par value: 5,000 shares authorized, none issued and outstanding	—	—
Common stock at $.001 par value: 1,000,000 shares authorized; 264,831 and 255,755 shares issued at December 31, 2009 and 2008, respectively	265	256
Additional paid-in capital	2,587,727	2,305,187
Retained earnings	1,578,084	1,387,067
Accumulated other comprehensive loss	(2,060)	(15,852)

	4,164,016	3,676,658
Less - common stock in treasury, at cost (82,222 and 75,699 shares at December 31, 2009 and 2008, respectively)	(1,975,509)	(1,758,793)

Total stockholders’ equity	2,188,507	1,917,865

	$3,091,147	$2,694,306

See accompanying notes.

CITRIX SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2009	2008	2007
	(In thousands, except per share information)
Revenues:
Product licenses	$538,975	$620,215	$577,144
License updates	604,968	559,340	484,669
Online services	308,177	260,065	213,744
Technical services	161,968	143,734	116,385

Total net revenues	1,614,088	1,583,354	1,391,942

Cost of net revenues:
Cost of product license revenues	52,160	47,801	42,984
Cost of services revenues	87,233	79,303	65,027
Amortization of product related intangible assets	47,917	48,028	29,596

Total cost of net revenues	187,310	175,132	137,607

Gross margin	1,426,778	1,408,222	1,254,335
Operating expenses:
Research and development	281,980	288,109	205,103
Sales, marketing and services	679,053	669,569	590,409
General and administrative	239,623	256,679	229,229
Restructuring	26,473	—	—
Amortization of other intangible assets	20,972	22,724	17,387
In-process research and development	—	1,140	9,800

Total operating expenses	1,248,101	1,238,221	1,051,928

Income from operations	178,677	170,001	202,407
Interest income	14,683	31,506	49,704
Interest expense	(426)	(444)	(737)
Other income (expense), net	958	(4,140)	(466)

Income before income taxes	193,892	196,923	250,908
Income taxes	2,875	18,647	36,425

Net income	$191,017	$178,276	$214,483

Earnings per share:
Basic	$1.05	$0.97	$1.18

Diluted	$1.03	$0.96	$1.14

Weighted average shares outstanding:
Basic	181,805	183,023	181,501

Diluted	184,985	186,682	187,380

See accompanying notes.

CITRIX SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(In thousands)

	Common Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury		Total Stockholders’ Equity	Total Comprehensive Income
	Shares	Amount				Shares	Amount
Balance at December 31, 2006	238,156	$238	$1,655,530	$1,006,706	$4,180	(59,465)	$(1,202,365)	$1,464,289	$—
Impact of adoption of FIN No. 48 on accumulated retained earnings on January 1, 2007	—	—	—	(12,398)	—	—	—	(12,398)	—
Shares issued under stock-based compensation plans	6,788	7	113,002	—	—	—	—	113,009	—
Stock-based compensation expense	—	—	64,666	—	—	—	—	64,666	—
Common stock issued under employee stock purchase plan	198	—	5,386	—	—	—	—	5,386	—
Tax benefit from employer stock plans	—	—	15,529	—	—	—	—	15,529	—
Common stock issued related to acquisitions	7,059	7	232,268	—	—	—	—	232,275	—
Stock repurchases	—	—	40,000	—	—	(5,376)	(212,114)	(172,114)	—
Tender offer	—	—	(515)	—	—	—	—	(515)	—
Cash paid in advance for stock repurchase contracts	—	—	(87,856)	—	—	—	—	(87,856)	—
Unrealized gain on forward contracts net of reclassification adjustments, net of taxes	—	—	—	—	1,521	—	—	1,521	$1,521
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	50	—	—	50	50
Net income	—	—	—	214,483	—	—	—	214,483	214,483

Total comprehensive income									$216,054

Balance at December 31, 2007	252,201	252	2,038,010	1,208,791	5,751	(64,841)	(1,414,479)	1,838,325	—
Shares issued under stock-based compensation plans	3,132	3	44,369	—	—	—	—	44,372	—
Stock-based compensation expense	—	—	122,293	—	—	—	—	122,293	—
Common stock issued under employee stock purchase plan	422	1	12,519	—	—	—	—	12,520	—
Tax benefit from employer stock plans	—	—	140	—	—	—	—	140	—
Stock repurchases	—	—	87,856	—	—	(10,858)	(344,314)	(256,458)	—
Unrealized loss on forward contracts net of reclassification adjustments and net of taxes	—	—	—	—	(8,416)	—	—	(8,416)	$(8,416)
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	(13,187)	—	—	(13,187)	(13,187)
Net income	—	—	—	178,276	—	—	—	178,276	178,276

Total comprehensive income									$156,673

Balance at December 31, 2008	255,755	256	2,305,187	1,387,067	(15,852)	(75,699)	(1,758,793)	1,917,865	—
Shares issued under stock-based compensation plans	8,491	8	165,990	—	—	—	—	165,998	—
Stock-based compensation expense	—	—	109,212	—	—	—	—	109,212	—
Common stock issued under employee stock purchase plan	585	1	15,251	—	—	—	—	15,252	—
Tax benefit from employer stock plans	—	—	(7,913)	—	—	—	—	(7,913)	—
Stock repurchases	—	—	—	—	—	(6,476)	(214,944)	(214,944)	—
Restricted shares turned in for tax withholding	—	—	—	—	—	(47)	(1,773)	(1,773)	—
Unrealized gain on forward contracts net of reclassification adjustments and net of taxes	—	—	—	—	7,295	—	—	7,295	$7,295
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	8,955	—	—	8,955	8,955
Other comprehensive loss on pension liability, net of tax	—	—	—	—	(2,458)	—	—	(2,458)	(2,458)
Net income	—	—	—	191,017	—	—	—	191,017	191,017

Total comprehensive income									$204,809

Balance at December 31, 2009	264,831	$265	$2,587,727	$1,578,084	$(2,060)	(82,222)	$(1,975,509)*	$2,188,507 *

*	Amounts do not sum due to rounding.

See accompanying notes.

CITRIX SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Operating activities
Net income	$191,017	$178,276	$214,483
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	68,889	70,752	46,983
Depreciation and amortization of property and equipment	69,688	52,954	38,214
Stock-based compensation expense	111,419	124,615	65,491
In-process research and development	—	1,140	9,800
Loss (gain) on available-for-sale investments	(67)	1,265	—
Benefit related to adjustment of payroll taxes	—	(6,428)	—
Provision for doubtful accounts	1,734	1,613	2,578
Provision for product returns	3,292	2,103	3,517
Provision for inventory reserves	1,961	674	3,351
Deferred income tax benefit	(50,850)	(6,843)	(634)
Tax effect of stock-based compensation	(7,913)	140	15,529
Excess tax benefit from exercise of stock options	(5,182)	(5,559)	(17,753)
Goodwill adjustment	5,393	—	—
Effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	2,019	1,041	(142)
Other non-cash items	4,988	2,940	2,231

Total adjustments to reconcile net income to net cash provided by operating activities	205,371	240,407	169,165
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(74,604)	(10,975)	(19,645)
Inventories	601	(2,271)	(6,316)
Prepaid expenses and other current assets	(3,055)	2,615	(24,157)
Other assets	(487)	(10,335)	(6,829)
Deferred tax assets, net	10,470	1,206	63,397
Accounts payable	4,613	(6,808)	5,382
Accrued expenses and other current liabilities	62,900	(15,337)	14,340
Income tax payable	—	—	(12,239)
Deferred revenues	85,373	90,789	86,815
Other liabilities	1,775	(5,460)	(62,121)

Total changes in operating assets and liabilities, net of effects of acquisitions	87,586	43,424	38,627

Net cash provided by operating activities	483,974	462,107	422,275
Investing activities
Purchases of available for-sale investments	(1,134,580)	(591,919)	(639,414)
Proceeds from sales of available-for-sale investments	436,223	333,945	153,759
Proceeds from maturities of available-for-sale investments	284,916	348,839	305,278
Proceeds from repayments of trading securities	700	—	—
Purchases of property and equipment	(76,246)	(181,046)	(85,919)
Purchases of other assets	(7,250)	—	—
Cash paid for acquisitions, net of cash acquired	(3,338)	(28,023)	(148,055)
Cash paid for licensing agreements and product related intangible assets	(3,290)	(40,418)	(3,250)

Net cash used in investing activities	(502,865)	(158,622)	(417,601)
Financing activities
Proceeds from issuance of common stock under stock-based compensation plans	165,998	44,372	118,395
Excess tax benefit from exercise of stock options	5,182	5,559	17,753
Stock repurchases, net	(214,944)	(256,458)	(259,970)
Other	(1,773)	—	—
Payments on debt	—	(407)	(8,000)

Net cash used in financing activities	(45,537)	(206,934)	(131,822)

Effect of exchange rate changes on cash and cash equivalents	(250)	5,821	1,843
Change in cash and cash equivalents	(64,678)	102,372	(125,305)
Cash and cash equivalents at beginning of year	326,121	223,749	349,054

Cash and cash equivalents at end of year	$261,443	$326,121	$223,749

Supplemental Cash Flow Information
Non-cash financing activity—Fair value of stock issued in connection with acquisitions	$—	$—	$232,275

Cash paid for income taxes	$31,367	$28,591	$43,064

Cash paid for interest	$211	$196	$247

See accompanying notes.

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

Citrix Systems, Inc. is a Delaware corporation founded on April 17, 1989. The Company designs, develops and markets technology solutions that enable IT services to be securely delivered on demand – independent of location, device or network – powered by the Company’s virtual computing infrastructure. The Company’s customers achieve lower IT operating costs, increased information security, and greater business agility using the Company’s technologies that virtualize business meetings, user support, client hardware, desktop operating systems, applications, networks, server hardware and cloud services. The Company markets and licenses its products directly to enterprise customers, over the web, and through systems integrators, or SIs, in addition to indirectly through value-added resellers, or VARs, value-added distributors, or VADs, and original equipment manufacturers, or OEMs.

2. SIGNIFICANT ACCOUNTING POLICIES

Consolidation Policy

The consolidated financial statements of the Company include the accounts of its wholly-owned subsidiaries in the Americas, Europe, the Middle East and Africa (“EMEA”), Asia-Pacific and the Online Services division. All significant transactions and balances between the Company and its subsidiaries have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents at December 31, 2009 and 2008 include marketable securities, which are primarily money market funds, commercial paper, agency and government securities, municipal securities and corporate securities with initial or remaining contractual maturities when purchased of three months or less.

Investments

Short-term and long-term investments at December 31, 2009 and 2008 primarily consist of agency securities, corporate securities, municipal securities, government securities and commercial paper. Investments classified as available-for-sale are stated at fair value with unrealized gains and losses, net of taxes, reported in accumulated other comprehensive loss. Investments classified as trading securities are stated at fair value with unrealized gains and losses reported in earnings. The Company classifies its available-for-sale investments as current and non-current based on their actual remaining time to maturity. The Company does not recognize changes in the fair value of its available-for-sale investments in income unless a decline in value is considered other-than-temporary in accordance with the authoritative guidance. In April 2009, the Financial Accounting Standards Board (the “FASB”) amended the existing guidance on determining whether an impairment for investments in debt securities is other-than-temporary. The Company adopted the new guidance in the second quarter of 2009 and there was no material impact to the Company’s results of operations upon adoption

The Company’s investment policy is designed to limit exposure to any one issuer depending on credit quality. The Company uses information provided by third parties to adjust the carrying value of certain of its investments to fair value at the end of each period. Fair values are based on valuation models that use market quotes and, for certain investments, assumptions as to the creditworthiness of the entities issuing those underlying instruments.

Accounts Receivable

The Company’s accounts receivable are due primarily from value-added resellers, distributors and end customers. Collateral is not required. The Company also maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make payments. The Company periodically reviews these estimated allowances, including an analysis of the customers’ payment history and creditworthiness. The allowance for doubtful accounts was $3.2 million and $7.1 million as of December 31, 2009 and 2008, respectively. If the financial condition of a significant distributor or customer were to deteriorate, the Company’s operating results could be adversely affected. One distributor, Ingram Micro, accounted for 14% of gross accounts receivable at December 31, 2009. No end-customer accounted for more than 10% of gross accounts receivable at December 31, 2008.

Inventory

Inventories are stated at the lower of cost or market on an average cost method and primarily consist of finished goods as of December 31, 2009 and 2008.

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

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2009 and 2008, the Company retired $42.4 million and $12.5 million, respectively, in property and equipment that were no longer in use. At the time of retirement, the remaining net book value of these assets was immaterial and no material asset retirement obligations were associated with them.

Property and equipment consist of the following:

	December 31,
	2009	2008
	(In thousands)
Buildings	$72,100	$72,100
Computer equipment	147,074	153,180
Software	155,350	129,114
Equipment and furniture	30,208	30,474
Leasehold improvements	90,625	86,593
Land	15,884	15,884

	511,241	487,345
Less accumulated depreciation and amortization	(263,538)	(233,011)

	$247,703	$254,334

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

During 2009 the Company recognized impairment charges associated with its long-lived assets of $4.2 million primarily related to information systems. During 2008 and 2007, the Company did not recognize any impairment charges associated with its long-lived or intangible assets.

Goodwill

The Company accounts for goodwill in accordance with FASB’s authoritative guidance which requires that goodwill and certain intangible assets are not amortized, but are subject to an annual impairment test. There was no impairment of goodwill as a result of the annual impairment tests completed during the fourth quarters of 2009 and 2008. Historically, the Company completed the annual goodwill impairment test as of December 31 of each fiscal year. During fiscal 2009, the Company changed the annual impairment test date from December 31 to October 1. This change was made to allow for more time and better support in the completion of the assessment prior to the Company’s filing of its Annual Report on Form 10-K as a large accelerated filer. In addition, the earlier date would allow the Company the additional time necessary to complete any Step 2 impairment analysis should one be required in the future prior to the filing of its Annual Report on Form 10-K. The Company believes the resulting change in accounting principle related to changing the annual impairment testing date will not delay, accelerate, or avoid an impairment charge. The Company has determined that this change in accounting principle is preferable under the circumstances. A letter of preferability from the Company’s independent registered public accounting firm regarding this change in accounting principle is included as an exhibit to this Annual Report on Form 10-K for the year ended December 31, 2009. Excluding goodwill, the Company has no intangible assets deemed to have indefinite lives. See Note 3 for acquisitions and Note 12 for segment information.

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the change in goodwill allocated to the Company’s reportable segments during 2009 and 2008 (in thousands):

	Balance at January 1, 2009	Additions	Other		Balance at December 31, 2009	Balance at January 1, 2008	Additions	Other		Balance at December 31, 2008
Americas(1)	$648,124	$1,900	$(6,234	)(4)	$643,790	$652,107	$1,624	$(5,607	)(3)	$648,124
EMEA(2)	62,000	—	—		62,000	62,000	—	—		62,000
Asia-Pacific	11,000	—	—		11,000	11,000	—	—		11,000
Online Services division	183,380	1,438	(1,789)		183,029	163,409	19,971	—		183,380

Consolidated	$904,504	$3,338	$(8,023)		$899,819	$888,516	$21,595	$(5,607)		$904,504

(1)	The Americas segment is comprised of the United States, Canada and Latin America.
(2)	Defined as Europe, Middle East and Africa.
(3)	Amount primarily consists of adjustments made to deferred taxes related to the acquisition of XenSource.
(4)

Amount primarily consists of adjustment made by the Company after it determined that it had incorrectly recorded acquisition-related payments to certain employees in connection with the October 2007 acquisition of XenSource, Inc. as purchase consideration and goodwill when it should have been recorded as compensation expense. Accordingly, the Company recorded $5.4 million of compensation expense in 2009 related to this item with a corresponding decrease to goodwill.

Intangible Assets

The Company has intangible assets which were primarily acquired in conjunction with business combinations and technology purchases. Intangible assets with finite lives are recorded at cost, less accumulated amortization. Amortization is recognized on a straight-line basis over the estimated useful lives of the respective assets, generally three to seven years, except for patents, which are amortized over the lesser of their remaining life or ten years. In accordance with the FASB’s authoritative guidance, the Company records acquired product related intangible assets at net realizable value and reviews this technology for impairment on a periodic basis by comparing the estimated net realizable value to the unamortized cost of the technology. As of December 31, 2009 the Company had $35.3 million in unamortized acquired product related intangibles and recorded $7.9 million in amortization during the year ended December 31, 2009 related to these assets. There have been no material impairments of these assets for any of the periods presented.

Intangible assets consist of the following (in thousands):

	December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Product related intangible assets	$316,563	$172,290	5.87 years
Other intangible assets	164,978	96,056	6.19 years

Total	$481,541	$268,346	5.98 years

	December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Product related intangible assets	$314,383	$128,682	5.88 years
Other intangible assets	163,896	79,375	6.06 years

Total	$478,279	$208,057	5.94 years

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

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Estimated future annual amortization expense is as follows (in thousands):

Year ending December 31,
2010	$60,851
2011	50,262
2012	35,281
2013	28,860
2014	22,846

Software Development Costs

The FASB’s authoritative guidance requires certain internal software development costs related to software to be sold to be capitalized upon the establishment of technological feasibility. Software development costs incurred subsequent to achieving technological feasibility have not been significant and substantially all software development costs have been expensed as incurred.

Internal Use Software

In accordance with the FASB’s authoritative guidance, the Company capitalizes external direct costs of materials and services and internal costs such as payroll and benefits of those employees directly associated with the development of internal use software and software developed related to its online service offerings. The amount of costs capitalized in 2009 and 2008 relating to internal use software was $41.5 million and $41.0 million, respectively. These costs are being amortized over the estimated useful life of the software, which is generally three to seven years, and are included in property and equipment in the accompanying consolidated balance sheets.

Revenue Recognition

The Company markets and licenses products primarily through multiple channels such as VARs, VADs, system integrators, independent software vendors, its Websites and original equipment manufacturers. The Company’s product licenses are generally perpetual. The Company also separately sells license updates and services, which may include product training, technical support and consulting services, as well as online services.

The Company’s software products are purchased by small and medium-sized businesses, with a minimal number of locations, and larger business enterprises with more complex multiserver environments that deploy the Company’s software products on a departmental or enterprise-wide basis. Products may be delivered indirectly by channel distributors or original equipment manufacturers or directly to the end-user by the Company via packaged product or download from the Company’s Website. The Company’s appliance products are integrated with software that is essential to the functionality of the equipment. The Company provides license updates for appliances, which include unspecified software upgrades and enhancements through its maintenance contracts. Accordingly, for these hardware appliances, the Company accounts for revenue in accordance with authoritative guidance governing software revenue recognition, as described in detail below. The Company’s online services are purchased by small and medium-sized businesses, as well as individuals, and are centrally hosted on the Company’s Websites. The Company’s online services are considered service arrangements per the FASB’s authoritative guidance, accordingly, the Company follows the provisions of Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition when accounting for these service arrangements.

The Company recognizes revenue when it is earned and when all of the following criteria are met: persuasive evidence of the arrangement exists; delivery has occurred or the service has been provided and the Company has no remaining obligations; the fee is fixed or determinable; and collectability is probable. The Company defines these four criteria as follows:

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

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•

Delivery has occurred and the Company has no remaining obligations. For product license and hardware appliance sales, the Company’s standard delivery method is free-on-board shipping point. Consequently, it considers delivery of packaged products and appliances to have occurred when the products are shipped pursuant to an agreement and purchase order. The Company considers delivery of licenses under electronic licensing agreements to have occurred when the related products are shipped and the end-user has been electronically provided the software activation keys that allow the end-user to take immediate possession of the product. For online services, delivery begins when the login id and password have been provided to the customer. For product training and consulting services, the Company fulfills its obligation when the services are performed. For license updates, technical support and online services, the Company assumes that its obligation is satisfied ratably over the respective terms of the agreements, which are typically 12 to 24 months.

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

•

Collectability is probable. The Company determines collectability on a customer-by-customer basis and generally does not require collateral. The Company typically sells product licenses and license updates to distributors or resellers for whom there are histories of successful collection. New customers are typically subject to a credit review process that evaluates their financial position and ultimately their ability to pay. Customers are also subject to an ongoing credit review process. If the Company determines from the outset of an arrangement that collectability is not probable, revenue recognition is deferred until customer payment is received and the other parameters of revenue recognition described above have been achieved. Management’s judgment is required in assessing the probability of collection, which is generally based on evaluation of customer specific information, historical experience and economic market conditions.

Net revenues include the following categories: Product Licenses, License Updates, Online Services and Technical Services. Product License revenues primarily represent fees related to the licensing of the Company’s software and hardware appliance products. These revenues are reflected net of sales allowances, cooperative advertising agreements, reseller rewards and provisions for returns. License Update revenues consist of fees related to the Subscription Advantage program that are recognized ratably over the term of the contract, which is typically 12-24 months. Subscription Advantage is a renewable program that provides subscribers with immediate access to software upgrades, enhancements and maintenance releases when and if they become available during the term of the contract. The Company capitalizes certain third party commissions related to Subscription Advantage renewals. The capitalized commissions are amortized to Sales, Marketing and Services expense at the time the related deferred revenue is recognized as revenue. Online Services revenues consist primarily of fees related to online service agreements, which are recognized ratably over the contract term. In addition, Online Services revenues may also include set-up fees, which are recognized ratably over the contract term or the expected customer life, whichever is longer. Technical Services revenues are comprised of fees from technical support services which are recognized ratably over the contract term as well as revenues from product training and certification, and consulting services revenue related to implementation of the Company’s products, which is recognized as the services are provided.

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

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the normal course of business, the Company is not obligated to accept product returns from its distributors under any conditions, unless the product item is defective in manufacture, but the Company does provide most of its distributors with stock balancing and price protection rights. Stock balancing rights permit distributors to return products to the Company up to the forty-fifth day of the fiscal quarter, subject to ordering an equal dollar amount of its other products prior to the last day of the same fiscal quarter. Price protection rights require that the Company grants retroactive price adjustments for inventories of its products held by distributors or resellers if it lowers its prices for such products. Product items returned to the Company under the stock balancing program must be in new, unused and unopened condition. The Company establishes provisions for estimated returns, as well as other sales allowances, concurrently with the recognition of revenue. The provisions are established based upon consideration of a variety of factors, including, among other things, recent and historical return rates for both specific products and distributors, estimated distributor inventory levels by product, the impact of any new product releases and projected economic conditions. Actual product returns are dependent upon future events. The Company continually monitors the factors that influence the pricing of its products and distributor inventory levels and makes adjustments to the provisions for returns when it believes actual returns and other allowances could differ from established reserves. The Company’s ability to recognize revenue upon shipment to distributors is predicated on its ability to reliably estimate future returns. If actual experience or changes in market conditions impair the Company’s ability to estimate returns, it would be required to defer the recognition of revenue until the delivery of the product to the end-user. Product returns are provided for in the consolidated financial statements and have historically been within management’s expectations. Allowances for estimated product returns amounted to approximately $1.6 million at December 31, 2009 and December 31, 2008. The Company has not reduced and has no current plans to reduce its prices for inventory currently held by distributors. Accordingly, there were no reserves required for price protection at December 31, 2009 and December 31, 2008. The Company also records estimated reductions to revenue for customer programs and incentive offerings including volume-based incentives. The Company could take actions to increase its customer incentive offerings, which could result in an incremental reduction to revenue at the time the incentive is offered.

Product Concentration

The Company derives a substantial portion of its revenues from its Desktop Solutions and anticipates that these products and future derivative products and product lines based upon this technology will continue to constitute a majority of its revenue. The Company could experience declines in demand for its Desktop Solutions and other products, whether as a result of general economic conditions, the delay or reduction in technology purchases, new competitive product releases, price competition, lack of success of its strategic partners, technological change or other factors.

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

Foreign Currency

The functional currency for substantially all of the Company’s wholly-owned foreign subsidiaries is the U.S. dollar. Monetary assets and liabilities of the subsidiaries are remeasured into U.S. dollars at exchange rates in effect at the balance sheet date, and revenues and expenses are remeasured at average rates prevailing during the year. Remeasurement and foreign currency transaction gains (losses) of approximately $4.1 million, $(6.0) million and $0.6 million for the years ended December 31, 2009, 2008, and 2007, respectively, are included in other income (expense), net, in the accompanying consolidated statements of income.

Derivatives and Hedging Activities

In accordance with the FASB’s authoritative guidance governing derivatives, the Company records derivatives at fair value as either assets or liabilities on the balance sheet. For derivatives that are designated as and qualify as effective cash flow hedges, the portion of gain or loss on the derivative instrument effective at offsetting changes in the hedged item is reported as a component of accumulated other comprehensive income (loss) and reclassified into earnings as operating expense, net, when the hedged transaction affects earnings. For derivative instruments that are designated as and qualify as effective fair value hedges, the gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, is recognized in current earnings as interest income or interest expense during the period of the change in fair values. Derivatives not designated as hedging instruments are adjusted to fair value through earnings as other income (expense), net, in the period the changes in fair value occur. The application of the FASB’s authoritative guidance governing derivatives could impact the volatility of earnings.

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

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company is exposed to risk of default by its hedging counterparties. Although this risk is concentrated among a limited number of counterparties, the Company’s foreign exchange hedging policy attempts to minimize it by placing limits on the amount of exposure that may exist with any single financial institution at a time.

Pension Liability

The Company provides retirement benefits to certain employees who are not U.S. based. Generally, benefits under these programs are based on an employee’s length of service and level of compensation. The majority of these programs are commonly referred to as termination indemnities, which provide retirement benefits in accordance with programs mandated by the governments of the countries in which such employees work.

As of December 31, 2009, the Company had accrued $3.0 million for these pension liabilities. Expenses for the program for 2009, 2008 and 2007 amounted to $1.4 million, $0.9 million and $0.7 million, respectively.

Advertising Costs

The Company expenses advertising costs as incurred. The Company has advertising agreements with, and purchases advertising from, online media providers to advertise its online services products. The Company also has cooperative advertising agreements with certain distributors and resellers whereby the Company will reimburse distributors and resellers for qualified advertising of Citrix products. Reimbursement is made once the distributor, reseller or provider provides substantiation of qualified expenses. The Company estimates the impact of these expenses and recognizes them at the time of product sales as a reduction of net revenue or as a component of sales, marketing and services expenses in the accompanying consolidated statements of income. The total costs the Company recognized related to advertising was approximately $99.2 million, $84.6 million and $64.0 million, during the years ended December 31, 2009, 2008 and 2007, respectively.

Income Taxes

The Company and one or more of its subsidiaries is subject to United States federal income taxes, as well as income taxes of multiple state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2004. During the third quarter of 2009, the IRS concluded its examination of the Company’s income tax returns for 2004 and 2005 and issued the RAR. The Company agreed with all of the adjustments contained in the RAR, with the exception of the transfer pricing and consequential adjustments relating to the intercompany transfer of certain intellectual property in earlier tax years. The RAR asserts income tax deficiencies related to the transfer pricing and consequential adjustments of approximately $81.3 million for tax years 2004 and 2005, excluding interest. In addition, the transfer pricing and consequential adjustments to the Company’s 2004 and 2005 tax years would impact its income tax liabilities in tax years subsequent to 2005. The Company disagrees with the adjustments and has filed a protest, which caused the matter to be referred to the Appeals Division of the IRS. The Company is contesting the adjustments through the IRS appeals process and the courts, if necessary. There can be no assurance, however, that this matter, or any future tax examinations involving similar assertions, will be resolved in the Company’s favor, and an adverse outcome of this matter could have a material adverse effect on the Company’s results of operations and financial condition. Regardless of whether this matter is resolved in the Company’s favor, this matter could be expensive and time-consuming to defend. During the fourth quarter of 2009, the IRS commenced its examination of the Company’s U.S. federal income tax returns for the 2006 through 2008 tax years. See Note 11.

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

The Company is required to estimate its income taxes in each of the jurisdictions in which it operates as part of the process of preparing its consolidated financial statements. The FASB’s authoritative guidance governing accounting for income taxes requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company reviews deferred tax assets periodically for recoverability and makes estimates and judgments regarding the expected geographic sources of taxable income and gains from investments, as well as tax planning strategies in assessing the need for a valuation allowance.

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant estimates made by management include the provision for doubtful accounts receivable, the provision to reduce obsolete or excess inventory to market, the provision for estimated returns, as well as sales allowances, the assumptions used in the valuation of stock-based awards, the assumptions used in the discounted cash flows to mark certain of its investments to market, the valuation of the Company’s goodwill, net realizable value of product related intangible assets, the provision for vacant facility costs, the provision for income taxes and the amortization and depreciation periods for intangible and long-lived assets. While the Company believes that such estimates are fair when considered in conjunction with the consolidated financial position and results of operations taken as a whole, the actual amounts of such items, when known, will vary from these estimates.

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

3. ACQUISITIONS

2008 Acquisition

In October 2008, the Company acquired all of the issued and outstanding securities of Vapps, Inc. (“Vapps”), a privately held Delaware corporation headquartered in Hoboken, New Jersey. Vapps offers high quality audio conferencing solutions to small and medium sized businesses and enterprise and service provider markets that complement the Company’s online services products. The total consideration for this transaction was approximately $27.8 million in cash, including $1.0 million in transaction costs. In addition, if certain financial and operational milestones are achieved by the Vapps business, contingent consideration of up to approximately $3.2 million may be earned. The sources of funds for this transaction consisted of available cash and investments. In addition, the Company assumed approximately 0.1 million unvested stock options upon the closing of the transaction. Revenues from Vapps are included in the Company’s Online Services revenue. In connection with the Vapps Acquisition, the Company allocated $19.9 million to goodwill, $8.2 million to product related technologies and $2.6 million to other intangible assets. The goodwill related to the Vapps acquisition was allocated to the Company’s Online Services segment and is not deductible for tax purposes.

2007 Acquisitions

During 2007, the Company acquired all of the issued and outstanding capital stock of two privately held companies, Ardence Delaware Inc., a leading provider of solutions that allow information technology administrators to set up and configure PCs, servers, and Web servers in real time from a centrally managed source, and XenSource, Inc., a privately held leader in enterprise-grade virtual infrastructure solutions (the “2007 Acquisitions”). The total consideration for the 2007 Acquisitions was approximately $379.4 million, comprised of approximately 7.1 million shares of the Company’s common stock valued at $232.3 million, $142.8 million in cash and approximately $4.3 million in direct transaction costs. In addition, in connection with the 2007 Acquisitions, the Company issued approximately 1.3 million unvested shares of its common stock and 0.1 million non-vested stock units and assumed approximately 3.4 million stock options each of which became exercisable for the right to receive one share of the Company’s common stock upon vesting. Revenues from the products acquired in the 2007 Acquisitions are primarily included in the Company’s Product License revenue. The 2007 Acquisitions’ results of operations have been included in the Company’s consolidated results of operations beginning after the date of the respective acquisitions. The source of funds for the cash consideration paid in these transactions consisted of available cash and investments. In connection with the 2007 Acquisitions, the Company allocated $246.2 million to goodwill, $112.3 million to product related intangible assets and $56.3 million to other intangible assets.

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In-process Research and Development

The fair values used in determining the purchase price allocation for certain intangible assets for the Company’s acquisitions were based on estimated discounted future cash flows, royalty rates and historical data, among other information. Purchased in-process research and development (“IPR&D”) of $1.1 million and $9.8 million was expensed immediately upon the closing of the acquisition of Vapps and 2007 Acquisitions, respectively, because it pertained to technology that was not currently technologically feasible, meaning it had not reached the working model stage, did not contain all of the major functions planned for the product, was not ready for initial customer testing and had no alternative future use. The fair value assigned to IPR&D was determined using the income approach, which includes estimating the revenue and expenses associated with a project’s sales cycle and by estimating the amount of after-tax cash flows attributable to the projects. The future cash flows were discounted to present value utilizing an appropriate risk-adjusted rate of return, which ranged from 20% to 36%. The rate of return included a factor that takes into account the uncertainty surrounding the successful development of the IPR&D.

In 2009, the Company adopted new accounting rules for acquisitions and future IPR&D will be capitalized.

4. INVESTMENTS

Available-for-sale Investments

Investments in available-for-sale securities at fair value were as follows for the years ended December 31, (in thousands):

	2009				2008
Description of the Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency securities	$507,443	$1,412	$(781)	$508,074	$258,574	$2,291	$(1,074)	$259,791
Corporate securities	315,239	1,255	(5,295)	311,199	164,255	295	(14,775)	149,775
Municipal securities	31,177	25	(8)	31,194	39,646	132	(17)	39,761
Government securities	30,269	146	(70)	30,345	28,450	263	(52)	28,661
Commercial paper	26,314	—	(1)	26,313	4,274	9	—	4,283
Other	—	—	—	—	2,594	—	—	2,594
Money market funds	—	—	—	—	1,976	—	—	1,976

Total	$910,442	$2,838	$(6,155)	$907,125	$499,769	$2,990	$(15,918)	$486,841

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

The average remaining maturities of the Company’s short-term and long-term available-for-sale investments at December 31, 2009 were approximately six months and 10 years, respectively.

Realized Losses on Available-for-sale Investments

For the years ended December 31, 2009 and 2008, the Company had realized gains on the sales of available-for-sale investments of $0.6 million and $0.4 million, respectively. For the years ended December 31, 2009 and 2008, the Company had realized losses on the sales of available- for-sale investments of $0.1 million in both periods. In 2008, the Company also recognized an other-than-temporary loss on available-for-sale investments of approximately $1.1 million related to an investment in the Company’s portfolio due to the bankruptcy of Lehman Brothers Holdings. All realized gains and losses related to the sales of available-for-sale investments are included in other income (expense), net, in the accompanying consolidated statements of income.

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

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unrealized Losses on Available-for-sale Investments

The following table shows the gross unrealized losses and fair value of the Company’s available-for-sale investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position as of December 31, 2009 (in thousands):

	Less than 12 Months		12 Months or Greater		Total
			(In thousands)
Description of the Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$77,320	$160	$47,905	$5,099	$125,225	$5,259
Agency securities	159,878	614	9,548	97	169,426	711

Total	$237,198	$774	$57,453	$5,196	$294,651	$5,970

The Company’s unrealized loss in corporate bonds is primarily comprised of an investment issued by AIG Matched Funding Corporation (the “AIG Capped Floater”) with a face value of $50.0 million, which matures in September 2011. American International Group, Inc. (“AIG”), as the issuer’s parent, provided a guarantee of the security at the time of purchase in September 2006. As of December 31, 2009, the unrealized loss of $4.9 million, which is included in accumulated other comprehensive loss, was primarily caused by AIG experiencing liquidity challenges which were reportedly precipitated by problems in the capital markets. AIG’s lack of liquidity triggered a downgrade in the credit ratings for its long-term issues by two rating agencies in 2008. As a result of AIG’s liquidity challenges, in November 2008, the Federal Reserve Bank of New York (“FRBNY”) intervened with a five-year credit facility to help stabilize AIG and its effect on the overall market. In addition, on March 2, 2009, AIG announced that further actions were taken in cooperation with the U.S. Department of Treasury and the FRBNY to provide AIG with additional financial stability. As of the date of this report, AIG has not been reported to have defaulted on capital repayments to holders of its recently matured debt and it continues to pay interest on the Company’s AIG Capped Floater. Because the Company does not intend to sell the AIG Capped Floater and it is more likely than not that it will not be required to sell the security before the recovery of its amortized cost basis, which may not occur until maturity, it does not consider the security to be other-than-temporarily impaired.

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

Trading Investments

As of December 31, 2009, the Company held municipal auction rate securities, the majority of which are triple-A rated, with an aggregate par value of approximately $44.8 million, whose underlying assets are generally student loans that are substantially backed by the federal government under the Federal Family Education Loan Program through investment accounts managed by UBS Financial Services, Inc. (“UBS”). The market for municipal auction rate securities in the Company’s portfolio began experiencing auction failures in 2008 and there have been no successful auctions for the securities held in its portfolio since the failures began. In November 2008, the Company formally accepted the terms of a settlement (the “Settlement”) from UBS. Upon accepting the terms of the Settlement, the Company received an enforceable, non-transferrable right (the “Put Option”) that enables it to sell its auction rate securities back to UBS during the period between June 30, 2010 and July 2, 2012 at par value. Accordingly, the Company recorded the fair value of the Put Option in other assets in the accompanying consolidated balance sheet and contemporaneously made the fair value election as permitted by the authoritative guidance which states that companies may elect the fair value option for eligible financial assets. Subsequently, the Company records changes in the fair value of the Put Option in earnings. During the year ended December 31, 2009, the Company recorded a gain of $1.5 million related to its investments in auction rate securities and a corresponding loss of $1.3 million related to the Put Option, both of which are included in other income (expense), net, in the accompanying consolidated statements of income. See Note 5 for additional information regarding the Put Option and auction rate securities.

5. FAIR VALUE MEASUREMENTS

On January 1, 2008, the Company adopted the authoritative guidance for fair value measurements for financial assets and financial liabilities. The authoritative guidance, which, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. Fair value is defined as the exit price, representing the amount that would either be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1. Observable inputs such as quoted prices in active markets for identical assets or liabilities;

•	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	As of December 31, 2009	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Short-term investments—available-for-sale	$338,168	$338,168	$—	$—
Prepaid expenses and other current assets	8,981	—	8,981	—
Other assets	6,048	—	—	6,048
Long-term investments—trading	38,689	—	—	38,689
Long-term investments—available-for-sale	568,957	523,861	—	45,096
Accrued expenses and other current liabilities	4,141	—	4,141	—

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

During 2008, the Company measured its AIG Capped Floater using indicative pricing for another AIG security with similar terms (the “Referenced Security”) which had regular trading activity, a Level 2 observation. During 2009, trading activity in the Referenced Security significantly decreased and other floating rate AIG debt securities with regular trading activity were too close to their maturities to be used to establish fair value for the AIG Capped Floater. Therefore, in order to measure the AIG Capped Floater at fair value, the Company used a discounted cash flow model. The Company then discounted those cash flows at a rate reflecting the market risk inherent in holding an AIG security with a similar maturity as evidenced by pricing in the markets. Since utilizing a discounted cash flow model required the Company to make assumptions that were not directly or indirectly observable regarding the AIG Capped Floater’s fair value during 2009, it was transferred to Level 3 and is included in the table below as a transfer to Level 3.

Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

	Put Option	Long-term Investments	Total
	(In thousands)
Balance at December 31, 2008	$7,378	$37,919	$45,297
Transfers to Level 3	—	45,096	45,096
Proceeds received on Level 3 securities	—	(700)	(700)
Total realized (losses) gains included in earnings	(1,330)	1,470	140

Balance at December 31, 2009	$6,048	$83,785	$89,833

Realized (losses) gains included in earnings for the period are reported in other (expense) income, net.

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additional Disclosures Regarding Fair Value Measurements

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair value due to the short maturity of these items. The Company’s investments classified as available-for-sale securities are carried at fair value on the accompanying consolidated balance sheets based primarily on quoted market prices for such financial instruments. See Note 4 for more information regarding the Company’s available-for-sale investments.

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses consist of the following:

	December 31,
	2009	2008
	(In thousands)
Accrued compensation and employee benefits	$80,090	$58,081
Accrued taxes	70,047	51,624
Other accrued expenses	71,361	85,845

	$221,498	$195,550

7. EMPLOYEE STOCK-BASED COMPENSATION AND BENEFIT PLANS

Plans

The Company’s stock-based compensation program is a broad based, long-term retention program that is intended to attract and reward talented employees and align stockholder and employee interests. As of December 31, 2009, the Company had two stock-based compensation plans under which it was granting stock options and non-vested stock units. The Company is currently granting stock-based awards from its 2005 Equity Incentive Plan (as amended, the “2005 Plan”) and its 2005 Employee Stock Purchase Plan (the “2005 ESPP”). In connection with certain of the Company’s acquisitions, the Company has assumed several plans from the acquired companies. The Company’s Board of Directors has provided that no new awards will be granted under the Company’s acquired stock plans. The Company’s superseded and expired stock plans include the Amended and Restated 1995 Stock Plan, Second Amended and Restated 2000 Director and Officer Stock Option and Incentive Plan, Second Amended and Restated 1995 Non-Employee Director Stock Option Plan and Third Amended and Restated 1995 Employee Stock Purchase Plan. Awards previously granted under these plans and still outstanding typically expire ten years from the date of grant and will continue to be subject to all the terms and conditions of such plans, as applicable.

Under the terms of the 2005 Plan, the Company is authorized to grant incentive stock options (“ISOs”), non-qualified stock options (“NSOs”), non-vested stock, non-vested stock units, stock appreciation rights (“SARs”), and performance units and to make stock-based awards to full and part-time employees of the Company and its subsidiaries or affiliates, where legally eligible to participate, as well as consultants and non-employee directors of the Company. Currently, the 2005 Plan provides for the issuance of a maximum of 32,100,000 shares of common stock. Under the 2005 Plan, ISOs must be granted at exercise prices no less than fair market value on the date of grant, except for ISOs granted to employees who own more than 10% of the Company’s combined voting power, for which the exercise prices must be no less than 110% of the fair market value at the date of grant. NSOs and SARs must be granted at no less than fair market value on the date of grant, or in the case of SARs in tandem with options, at the exercise price of the related option. Non-vested stock awards may be granted for such consideration in cash, other property or services, or a combination thereof, as determined by the Company’s Compensation Committee of its Board of Directors. All stock-based awards, other than the long-term incentive awards discussed below, are exercisable or issuable upon vesting. The Company’s policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award. As of December 31, 2009, there were 35,537,423 shares of common stock reserved for issuance pursuant to the Company’s stock-based compensation plans and the Company had authorization under its 2005 Plan to grant 12,614,567 additional stock-based awards.

Under the 2005 ESPP, all full-time and certain part-time employees of the Company are eligible to purchase common stock of the Company twice per year at the end of a six-month payment period (a “Payment Period”). During each Payment Period, eligible employees who so elect may authorize payroll deductions in an amount no less than 1% nor greater than 10% of his or her base pay for each payroll period in the Payment Period. At the end of each Payment Period, the accumulated deductions are used to purchase shares of common stock from the Company up to a maximum of 12,000 shares for any one employee during a Payment Period. Shares are purchased at a price equal to 85% of the fair market value of the Company’s common stock on the last business day of a Payment Period. Employees who, after exercising their rights to purchase shares of common stock in the 2005 ESPP, would own shares representing 5% or more of the voting power of the Company’s common stock, are ineligible to participate under the 2005 ESPP. The 2005 ESPP provides for the issuance of a maximum of 10,000,000 shares of common stock. As of December 31, 2009, 1,544,040 shares had been issued under the 2005 ESPP. The Company recorded stock-based compensation costs related to the 2005 ESPP of $2.2 million, $2.3 million and $0.8 million for the years ended December 31, 2009, 2008 and 2007, respectively.

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Expense Information under FASB’s Authoritative Guidance

As required by the authoritative guidance, the Company estimates forfeitures of employee stock options and recognizes compensation costs only for those awards expected to vest. Forfeiture rates are determined based on historical experience. The Company also considers whether there have been any significant changes in facts and circumstances that would affect its forfeiture rate quarterly. Estimated forfeitures are adjusted to actual forfeiture experience as needed. The Company recorded stock-based compensation costs, related deferred tax assets and tax benefits of $111.4 million, $32.8 million and $36.2 million, respectively, in 2009, $124.6 million, $34.9 million and $16.5 million, respectively, in 2008 and $65.5 million, $15.6 million and $26.6 million, respectively, in 2007.

The detail of the total stock-based compensation recognized by income statement classification is as follows (in thousands):

Income Statement Classifications	2009	2008	2007
Cost of services revenues	$1,868	$1,852	$1,479
Research and development	55,012	63,737	21,719
Sales, marketing and services	32,244	32,787	24,365
General and administrative	22,295	26,239	17,928

Total	$111,419	$124,615	$65,491

Stock Options

Options granted during the year were granted pursuant to the Company’s 2005 Plan. Options granted pursuant to the 2005 Plan typically have a five year life and vest over three years at a rate of 33.3% of the shares underlying the option one year from date of grant and at a rate of 2.78% monthly thereafter. A summary of the status and activity of the Company’s fixed option awards is as follows:

Options	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2008	29,463,553	$30.20	2.79
Granted	3,637,422	23.80
Exercised	(8,151,141)	20.36
Forfeited or expired	(3,319,430)	38.16

Outstanding at December 31, 2009	21,630,404	31.61	2.62	$269,767

Vested or expected to vest at December 31, 2009	21,039,111	31.77	2.58	$260,383

Exercisable at December 31, 2009	14,139,723	35.01	2.03	$146,790

The Company recognized stock-based compensation expense of $78.6 million, $93.8 million and $54.6 million related to options for the years ended December 31, 2009, 2008 and 2007, respectively. As of December 31, 2009, there was $78.1 million of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted-average period of 1.43 years. The total intrinsic value of stock options exercised during 2009, 2008 and 2007 was $97.7 million, $44.8 million and $92.8 million, respectively.

Stock Option Valuation Information under FASB’s Authoritative Guidance

The Company currently uses the Black-Scholes option pricing model to determine the fair value of its stock options. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price, as well as assumptions regarding a number of complex and subjective variables. These variables include the Company’s expected stock price, volatility over the term of the awards, actual employee exercise behaviors, risk-free interest rate and expected dividends. For purposes of valuing stock options, the Company determined the expected volatility factor by considering the implied volatility in two-year market-traded options of the Company’s common stock based on third party volatility quotes in accordance with the provisions of Staff Accounting Bulletin (“SAB”) No. 107, Share Based Payment. The Company’s decision to use implied volatility was based upon the availability of actively traded options on the Company’s common stock and its assessment that implied volatility is more representative of future stock price trends than historical volatility. The approximate risk free interest rate was based on the implied yield available on U.S. Treasury zero-coupon issues with remaining terms equivalent to the Company’s expected term on its options. The expected term of the Company’s stock options was based on the historical employee exercise patterns. The Company also periodically analyzes its historical pattern of option exercises based on certain demographic characteristics and determined that there were no meaningful differences in option exercise activity based on the demographic characteristics. The Company does not intend to pay dividends on its common stock in the foreseeable future. Accordingly, the Company used a dividend yield of zero in its option pricing model. The weighted average fair value of stock options granted during 2009, 2008 and 2007 was $7.22, $10.47 and $11.71, respectively.

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The assumptions used to value option grants are as follows:

	Stock options granted during
	2009	2008	2007
Expected volatility factor	0.34 - 0.44	0.39 - 0.48	0.33 - 0.37
Approximate risk free interest rate	1.2% - 1.6%	1.7% - 2.8%	3.6% - 4.7%
Expected term (in years)	3.17 - 3.37	3.35 - 3.56	3.37 - 3.38
Expected dividend yield	0%	0%	0%

Non-vested Stock

Shares of non-vested stock were assumed in conjunction with the Company’s acquisition of XenSource, Inc., which upon assumption were reset to vest over three years at a rate of 33.3% of the shares one year from date of grant and at a rate of 2.78% monthly thereafter based on service. The following table summarizes the Company’s non-vested stock activity for the year ended December 31, 2009:

	Number of Shares	Weighted- Average Fair Value at Grant Date
Non-vested stock at December 31, 2008	784,780	$39.65
Vested	(418,130)	39.65
Forfeited	(18,959)	39.65

Non-vested stock at December 31, 2009	347,691	39.65

For the years ended December 31, 2009, 2008 and 2007, the Company recognized stock-based compensation expense of $16.6 million, $17.2 million and $3.9 million, respectively, related to non-vested stock. The fair value of non-vested stock released in 2009, 2008 and 2007 was $16.6 million, $11.0 million and $1.3 million, respectively. As of December 31, 2009, there was $13.2 million of total unrecognized compensation cost related to non-vested stock. That cost is expected to be recognized over a weighted-average period of 0.83 years.

Non-vested Stock Units

Annually, the Company awards vice presidents and senior executives non-vested performance stock units from the 2005 Plan. The number of non-vested stock units underlying each award is determined one year after the date of the award and is based on achievement of a specific corporate financial performance goal. If the performance goal is less than 90% attained, then no non-vested stock units will be issued pursuant to the authorized award. For performance at and above 90%, the number of non-vested stock units issued is based on a graduated slope, with the maximum number of non-vested stock units issuable pursuant to the award capped at 125% of the base number of non-vested stock units set forth in the executive’s award agreement. The Company is required to estimate the attainment that will be achieved related to the defined performance goals and the number of non-vested stock units that will ultimately be awarded in order to recognize compensation expense over the vesting period. If the performance goal is met, the non-vested stock units vest 33.33% on each anniversary subsequent to the date of the award. Each non-vested stock unit, upon vesting, represents the right to receive one share of the Company’s common stock. If the performance goals are not met, no compensation cost will ultimately be recognized in that period and any previously recognized compensation cost will be reversed. During 2009 and 2008, the goal was achieved within the range of the graduated slope, and there was no material adjustment to compensation costs related to non-vested stock units granted to executives. In addition, the Company also awards non-vested stock units to certain senior members of management that vest based on service. These units vest annually over a three year vest period in equal installments and, upon vesting, each stock unit will represent the right to receive one share of the Company’s common stock.

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table summarizes the Company’s non-vested stock unit activity for the year ended December 31, 2009:

	Number of Shares	Weighted- Average Fair Value at Grant Date
Non-vested stock units at December 31, 2008	785,481	$34.67
Granted	423,152	20.72
Vested	(338,747)	35.67
Forfeited	(100,792)	32.11

Non-vested stock units at December 31, 2009	769,094	26.84

For the years ended December 31, 2009, 2008 and 2007, the Company recognized stock-based compensation expense of $13.1 million, $13.6 million and $7.0 million, respectively, related to non-vested stock units. The fair value of the non-vested stock units released in 2009, 2008, 2007 was $12.1 million, $7.5 million and $5.3 million, respectively. As of December 31, 2009, there was $11.2 million of total unrecognized compensation cost related to non-vested stock units. That cost is expected to be recognized over a weighted-average period of 1.61 years.

Long-term Incentive Awards

In May 2009, the Company granted certain senior level executives restricted stock units that vest based on market and service conditions as part of a long-term incentive plan. The number of restricted stock units underlying each award is determined at the end of a three-year performance period. In order to vest, the Company’s stock price must appreciate by at least ten percent by the end of the performance period. If the Company’s stock appreciation is at least ten percent, then the percentage of the restricted stock units that will vest will be determined by comparing the Company’s stock price appreciation to the appreciation of the weighted average of two stock market indices comprised of the Standard & Poor’s 500 Index (the “S&P 500”), which has been assigned a two-thirds weighting, and the iShares Standard & Poor’s North America Technology Index (the “IGM”), which has been assigned a one-third weighting. Based on the level of performance, up to 200% of the award may vest. After vesting, the shares underlying the award will be issued at the earlier of six months and one day after the participant’s separation from the Company or the participant’s death. In the event of a change in control of the Company, the payout of any award is limited to a prorated portion of such award based upon a performance assessment prior to the change in control date.

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

Expected volatility factor	0.30 - 0.46
Risk free interest rate	1.23%
Expected term (in years)	2.67
Expected dividend yield	0%

The range of expected volatilities utilized was based on the historical volatilities of the Company’s Stock, the S&P 500 and the IGM. The Company chose to use historical volatility to value these awards because historical stock prices were used to develop the correlation coefficients between the Company and each of the S&P 500 and the IGM in order to model stock price movements. The volatilities used were calculated over the most recent 2.67 year period, which was the remaining term of the performance period at the date of grant. The risk free interest rate was based on the implied yield available on U.S. Treasury zero-coupon issues with remaining terms equivalent to the remaining performance period. The Company does not intend to pay dividends on its common stock in the foreseeable future. Accordingly, the Company used a dividend yield of zero in its model.

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the Company’s restricted stock unit awards for the year ended December 31, 2009:

	Number of Shares	Weighted- Average Fair Value at Grant Date
Restricted stock unit awards at December 31, 2008	—	$—
Granted	175,667	24.16

Restricted stock unit awards at December 31, 2009	175,667	24.16

As of December 31, 2009, there was $3.4 million of total unrecognized compensation cost related to restricted stock units. The unrecognized cost is expected to be recognized over 2.08 years.

Benefit Plan

The Company maintains a 401(k) benefit plan allowing eligible U.S.-based employees to contribute up to 60% of their annual compensation, limited to an annual maximum amount as set periodically by the Internal Revenue Service. The Company, at its discretion, may contribute up to $0.50 for each dollar of employee contribution. The Company’s total matching contribution to an employee is typically made at 3% of the employee’s annual compensation. The Company’s matching contributions were $7.2 million, $7.3 million and $5.9 million in 2009, 2008 and 2007, respectively. The Company’s contributions vest over a four-year period at 25% per year.

8. CAPITAL STOCK

Stock Repurchase Programs

The Company’s Board of Directors authorized an ongoing stock repurchase program with a total repurchase authority granted to the Company of $2.1 billion. The Company may use the approved dollar authority to repurchase stock at any time until the approved amount is exhausted. The objective of the Company’s stock repurchase program is to improve stockholders’ returns. At December 31, 2009, approximately $160.3 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. A portion of the funds used to repurchase stock over the course of the program was provided by proceeds from employee stock option exercises and the related tax benefit.

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

During the year ended December 31, 2009, the Company expended approximately $214.9 million on open market purchases, repurchasing 6,475,830 shares of outstanding common stock at an average price of $33.19. In addition, as of December 31, 2009, the Company did not have any prepaid notional amounts remaining under its structured stock repurchase programs and during the year it did not make any up-front payments to financial institutions related to structured stock repurchase agreements.

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

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Shares for Tax Withholding

During the year ended December 31, 2009, the Company repurchased 46,732 shares totaling $1.8 million to satisfy tax withholding obligations that arose on the vesting of shares of unvested stock units. These shares are reflected as treasury stock in the Company’s consolidated balance sheet.

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock, $0.01 par value per share. No shares of such preferred stock were issued and outstanding at December 31, 2009 or 2008.

9. LONG-TERM DEBT

Credit Facility

Effective on August 9, 2005, the Company entered into a revolving credit facility (the “Credit Facility”) with a group of financial institutions (the “Lenders”). Effective September 27, 2006, the Company entered into an amendment and restatement of its Credit Facility (the “Amendment”). The Amendment decreased the overall range of interest rates the Company must pay on amounts outstanding on the Credit Facility and lowered the facility fee. In addition, the Amendment extended the term of the Credit Facility. The Credit Facility, as amended, allows the Company to increase the revolving credit commitment up to a maximum aggregate revolving credit commitment of $175.0 million. The Credit Facility, as amended, currently provides for a revolving line of credit that will expire on September 27, 2011 in the aggregate amount of $100.0 million, subject to continued covenant compliance. A portion of the revolving line of credit (i) in the aggregate amount of $25.0 million may be available for issuances of letters of credit and (ii) in the aggregate amount of $15.0 million may be available for swing line loans. The Credit Facility, as amended, currently bears interest at LIBOR plus 0.32% and adjusts in the range of 0.32% to 0.80% above LIBOR based on the level of the Company’s total debt and its adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) as defined in the agreement. In addition, the Company is required to pay a quarterly facility fee ranging from 0.08% to 0.20% based on the aggregate amount available under the Credit Facility, as amended, and the level of the Company’s total debt and its adjusted EBITDA. Borrowings under the Credit Facility, as amended, are guaranteed by the Company and certain of the Company’s U.S. and foreign subsidiaries, which guarantees are secured by a pledge of shares of certain foreign subsidiaries. As of December 31, 2009, there were no amounts outstanding under the Credit Facility, as amended.

The Credit Facility, as amended, contains customary default provisions, and the Company must comply with various financial and non-financial covenants. The financial covenants consist of a minimum interest coverage ratio and a maximum consolidated leverage ratio. The primary non-financial covenants contain certain limits on the Company’s ability to pay dividends, conduct certain mergers or acquisitions, make certain investments and loans, incur future indebtedness or liens, alter the Company’s capital structure or sell stock or assets. As of December 31, 2009, the Company was in compliance with all covenants of the Credit Facility.

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

Rental expense for the years ended December 31, 2009, 2008 and 2007 totaled approximately $48.7 million, $43.5 million and $33.5 million, respectively. Sublease income for the years ended December 31, 2009, 2008 and 2007 was approximately $0.1 million, $0.8 million and $0.8 million, respectively. Lease commitments under non-cancelable operating leases with initial or remaining terms in excess of one year and sublease income associated with non-cancelable subleases, are as follows:

	Operating Leases	Sublease Income
	(In thousands)
Years ending December 31,
2010	$48,123	$369
2011	46,578	336
2012	40,318	241
2013	31,874	198
2014	29,553	—
Thereafter	54,846	—

	$251,292	$1,144

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In 2008, the Company entered into a lease to acquire additional office space in Santa Clara, CA. The rental commencement date will not begin until 2011 and the pricing for the lease will not be finalized until a future date. Accordingly, the future payment obligations related to this lease are not included in the table above.

Office Leases

The Company has an operating lease obligation related to a property that is not fully utilized that continues to 2018 with a total remaining obligation at December 31, 2009 of approximately $4.9 million, of which $1.0 million was accrued as of December 31, 2009, and is reflected in accrued expenses and other liabilities in the accompanying consolidated balance sheets. In calculating this accrual, the Company made estimates, based on market information, including the estimated vacancy periods and sublease rates and opportunities. The Company periodically re-evaluates its estimates related to this vacant facility.

Legal Matters

Due to the nature of the Company’s business, it is subject to patent infringement claims, including current suits against it or one or more of its wholly-owned subsidiaries alleging infringement by various Citrix products and services. The Company believes that it has meritorious defenses to the allegations made in its pending cases and intends to vigorously defend these lawsuits; however, it is unable currently to determine the ultimate outcome of these or similar matters or the potential exposure to loss, if any.

In addition, the Company is a defendant in various litigation matters generally arising out of the normal course of business. Although it is difficult to predict the ultimate outcomes of these cases, the Company believes that the ultimate outcomes will not materially affect its business, financial position, results of operations or cash flows.

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

Purchase Obligations

The Company has agreements with suppliers to purchase inventory and estimates its non-cancelable obligations under these agreements for the fiscal year ended December 31, 2010 to be approximately $5.8 million.

Liabilities Related to Payroll Taxes

In 2008, the Company recorded a reduction to operating expenses of approximately $6.4 million related to an adjustment of payroll taxes initially recorded in conjunction with the Audit Committee’s voluntary, independent investigation of the Company’s historical stock option granting practices which was concluded in 2007. These payroll tax liabilities were reduced upon agreement with the Internal Revenue Service.

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. INCOME TAXES

The United States and foreign components of income before income taxes are as follows:

	2009	2008	2007
	(In thousands)
United States	$16,434	$(13,997)	$46,475
Foreign	177,458	210,920	204,433

Total	$193,892	$196,923	$250,908

The components of the provision for income taxes are as follows:
	2009	2008	2007
	(In thousands)
Current:
Federal	$25,065	$6,315	$7,692
Foreign	21,747	19,175	28,512
State	6,913	—	855

Total current	53,725	25,490	37,059
Deferred	(50,850)	(6,843)	(634)

Total provision	$2,875	$18,647	$36,425

The significant components of the Company’s deferred tax assets and liabilities consisted of the following:

	December 31,
	2009	2008
	(In thousands)
Deferred tax assets:
Accruals and reserves	$23,687	$15,847
Depreciation and amortization	(3,316)	696
Deferred revenue	15,694	8,511
Tax credits	29,723	5,272
Net operating losses	42,871	54,381
Other	3,794	14,819
Stock option compensation	44,517	43,246
Valuation allowance	(8,680)	(14,217)

Total deferred tax assets	148,290	128,555
Deferred tax liabilities:
Acquired technology	(42,579)	(67,332)
Prepaid expenses	(13,178)	(10,495)

Total deferred tax liabilities	(55,757)	(77,827)

Total net deferred tax assets	$92,533	$50,728

The authoritative guidance requires a valuation allowance to reduce the deferred tax assets reported if it is not more likely than not that some portion or all of the deferred tax assets will be realized. At December 31, 2009, the Company determined that a $8.7 million valuation allowance relating to deferred tax assets for net operating losses from acquired companies and unrealized losses from temporary impairments on available-for-sale investments was necessary.

The Company does not expect to remit earnings from its foreign subsidiaries. Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $866.6 million at December 31, 2009. Those earnings are considered to be permanently reinvested and, accordingly, no U.S. federal and state income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company could be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries.

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2009, the Company had $111.0 million of remaining net operating loss carry forwards from acquisitions. The utilization of these net operating loss carry forwards are limited in any one year pursuant to Internal Revenue Code Section 382 and begin to expire in 2018.

At December 31, 2009, the Company had research and development tax credit carry forwards of approximately $29.7 million that begin to expire in 2018.

A reconciliation of the Company’s effective tax rate to the statutory federal rate is as follows:

	Year Ended December 31,
	2009	2008	2007
Federal statutory taxes	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	3.6	4.3	4.1
Foreign operations	(24.1)	(30.1)	(21.4)
Permanent differences	2.8	(0.2)	3.0
Tax credits	(23.9)	(5.3)	(3.2)
Stock option compensation	1.2	4.9	1.4
Change in accruals for uncertain tax positions	8.8	1.0	(3.8)
Other	(1.9)	(0.1)	(0.1)
Change in valuation allowance	—	—	(0.5)

	1.5%	9.5%	14.5%

The Company and one or more of its subsidiaries is subject to U.S. federal income taxes, as well as income taxes of multiple state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2004.

During the third quarter of 2009, the IRS concluded its examination of the Company’s income tax returns for 2004 and 2005 and issued the RAR. The Company agreed with all of the adjustments contained in the RAR, with the exception of the transfer pricing and consequential adjustments relating to the intercompany transfer of certain intellectual property in earlier tax years. The RAR asserts income tax deficiencies related to the transfer pricing and consequential adjustments of approximately $81.3 million for tax years 2004 and 2005, excluding interest. In addition, the transfer pricing and consequential adjustments to the Company’s 2004 and 2005 tax years would impact its income tax liabilities in tax years subsequent to 2005. The Company disagrees with the adjustments and has filed a protest, which caused the matter to be referred to the Appeals Division of the IRS. The Company is contesting the adjustments through the IRS appeals process and the courts, if necessary. There can be no assurance, however, that this matter, or any future tax examinations involving similar assertions, will be resolved in the Company’s favor, and an adverse outcome of this matter could have a material adverse effect on the Company’s results of operations and financial condition. Regardless of whether this matter is resolved in the Company’s favor, this matter could be expensive and time-consuming to defend.

During the fourth quarter of 2009, the IRS commenced its examination of the Company’s U.S. federal income tax returns for the 2006 through 2008 tax years.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2009 and 2008 is as follows (in thousands):

Balance at January 1, 2008	$27,283
Additions based on tax positions related to the current year	2,069
Additions for tax positions of prior years	826
Reductions related to the expiration of statutes of limitations	(1,849)
Settlements	—

Balance at December 31, 2008	28,329
Additions based on tax positions related to the current year	4,156
Additions for tax positions of prior years	14,731
Reductions related to the expiration of statutes of limitations	(994)
Settlements	—

Balance at December 31, 2009	$46,222

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

At December 31, 2009, there was $0.8 million related to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment or receipt of cash to an earlier period.

The Company recognizes interest accrued related to unrecognized tax benefits and penalties in income tax expense. During the year ended December 31, 2009, the Company recognized $0.1 million of expense related to interest and penalties. The Company has approximately $0.3 million for the payment of interest and penalties accrued at December 31, 2009.

12. SEGMENT INFORMATION AND SIGNIFICANT CUSTOMERS

The Company operates in a single industry segment consisting of the design, development marketing, sales and support of access virtualization, networking and software-as-a-service solutions. The Company’s revenues are derived from sales of its Desktop Solutions and Datacenter and Cloud Solutions and related technical services in the Americas, EMEA and Asia-Pacific regions and from its online services sold by its Online Services division. These three geographic regions and the Online Services division constitute the Company’s four reportable segments. In 2010, the Company will realign the way it evaluates its performance and, as a result, it will change its segment reporting to be consistent with the way it will be internally managing the business.

The Company does not engage in intercompany revenue transfers between segments. The Company’s chief operating decision maker (“CODM”) evaluates the Company’s performance based primarily on profitability in the geographic locations in which the Company operates and separately evaluates the performance of its Online Services division. Segment profit for each segment includes certain sales, marketing, general and administrative expenses directly attributable to the segment, including research and development costs in the Online Services division and excludes certain expenses that are managed outside the reportable segments. Costs excluded from segment profit primarily consist of certain research and development costs associated with the Company’s Desktop Solutions and Datacenter and Cloud Solutions, restructuring charges, stock-based compensation costs, amortization of product related technology, amortization of other intangible assets, interest, corporate expenses and income taxes, as well as charges for in-process research and development. Corporate expenses are comprised primarily of corporate marketing costs, stock-based compensation costs, operations and certain general and administrative expenses, which are separately managed. Accounting policies of the Company’s segments are the same as its consolidated accounting policies.

International revenues (sales outside of the United States) accounted for approximately 43.6%, 45.8% and 44.5% of the Company’s net revenues for the year ended December 31, 2009, 2008, and 2007, respectively. Net revenues and segment profit for 2009, 2008 and 2007 classified by the Company’s reportable segments, are presented below.

	2009	2008	2007
	(In thousands)
Net revenues:
Americas	$696,205	$670,523	$614,181
EMEA	480,720	524,465	447,201
Asia-Pacific	128,986	128,301	116,816
Online Services division	308,177	260,065	213,744

Consolidated	$1,614,088	$1,583,354	$1,391,942

Segment profit (loss):
Americas	$382,330	$340,582	$295,213
EMEA	315,859	337,709	289,590
Asia-Pacific	22,526	23,366	30,543
Online Services division	93,748	76,628	65,032
Unallocated expenses (1):
Amortization of intangibles	(68,889)	(70,752)	(46,983)
Restructuring	(26,473)	—	—
In-process research and development	—	(1,140)	(9,800)
Research and development	(255,275)	(262,655)	(183,816)
Net interest and other income	15,215	26,922	48,501
Other corporate expenses	(285,149)	(273,737)	(237,372)

Consolidated income before income taxes	$193,892	$196,923	$250,908

(1)	Represents expenses presented to management only on a consolidated basis and not allocated to the geographic operating segments.

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Identifiable assets classified by the Company’s reportable segments are shown below. Long-lived assets consist of property and equipment, net, and are shown below.

	December 31,
	2009	2008
	(In thousands)
Identifiable assets:
Americas	$1,858,580	$1,669,469
EMEA	826,275	654,829
Asia-Pacific	119,042	87,026
Online Services division	287,250	282,982

Total identifiable assets	$3,091,147	$2,694,306

	December 31,
	2009	2008
	(In thousands)
Long-lived assets, net:
United States	$199,617	$201,713
United Kingdom	30,841	31,473
Other countries	17,245	21,148

Total long-lived assets, net	$247,703	$254,334

Export revenue represents shipments of finished goods and services from the United States to international customers, primarily in Latin America and Canada. Shipments from the United States to international customers for 2009, 2008 and 2007 were $74.5 million, $69.5 million and $55.9 million, respectively.

In fiscal years 2009, 2008 and 2007, one distributor, Ingram Micro, accounted for 14%, 12% and 10%, respectively, of the Company’s total net revenues. The Company’s distributor arrangements with Ingram Micro consist of several non-exclusive, independently negotiated agreements with its subsidiaries, each of which cover different countries or regions. Each of these agreements is separately negotiated and is independent of any other contract (such as a master distribution agreement). None of these contracts were individually responsible for over 10% of the Company’s total net revenues in each of the last three fiscal years. In fiscal years 2009, 2008 and 2007, there were no resellers that accounted for over 10% of the Company’s total net revenues.

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

	December 31,
	2009	2008	2007
	(In thousands)
Net revenues:
Desktop Solutions revenues (1)	$1,045,969	$1,087,271	$998,188
Online Services division revenues	308,177	260,065	213,744
Datacenter and Cloud Solutions revenues (2)	241,218	208,357	157,159
Other	18,724	27,661	22,851

Total net revenue	$1,614,088	$1,583,354	$1,391,942

(1)	Desktop Solutions revenues are primarily comprised of sales from the Company’s application virtualization product, XenApp and the Company’s desktop virtualization product, XenDesktop.
(2)

Datacenter and Cloud Solutions revenues are primarily comprised of sales from the Company’s application networking products, NetScaler, Access Gateway and Branch Repeater and the Company’s server virtualization products, essentials for XenServer and Hyper-V.

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. RESTRUCTURING

During the first quarter of 2009, the Company announced a restructuring program and reduced its headcount by approximately 450 full-time positions. The restructuring program was completed in 2009.

Restructuring charges related to the reduction of the Company’s headcount and non-cancelable lease costs related to the consolidation and exiting of excess facilities by segment consists of the following for the year ended (in thousands):

2009
Americas	$16,385
EMEA	7,458
Asia-Pacific	1,617
Online Services division	1,013

Total restructuring charges	$26,473

Restructuring accruals

As of December 31, 2009, the $3.5 million in outstanding restructuring liability primarily relates to non-cancelable lease costs related to the consolidation of excess facilities that the Company expects to pay over the lives of the related obligations through fiscal 2012.

The activity in the Company’s restructuring accruals for the year ended December 31, 2009 is summarized as follows (in thousands):

Total
Balance at January 1, 2009	$—
Employee severance and related costs	21,634
Non-cancelable lease costs and other charges	3,977
Impairment of tenant improvement, furniture, and fixed assets	862
Payments	(22,981)
Reversal of previous charges	—

Balance at December 31, 2009	$3,492

As of December 31, 2009, restructuring accruals by segment consisted of the following (in thousands):
Total
Americas	$3,153
EMEA	135
Asia-Pacific	—
Online services division	204

Total restructuring accruals	$3,492

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. DERIVATIVE FINANCIAL INSTRUMENTS

Cash Flow Hedges

As of December 31, 2009, the Company’s derivative assets and liabilities resulted from cash flow hedges related to its forecasted operating expenses transacted in local currencies. A substantial portion of the Company’s overseas expenses are and will continue to be transacted in local currencies. To protect against fluctuations in operating expenses and the volatility of future cash flows caused by changes in currency exchange rates, the Company has established a program that uses foreign exchange forward contracts to hedge its exposure to these potential changes. The terms of these instruments, and the hedged transactions to which they relate, generally do not exceed 12 months and the maximum term is 18 months.

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

The total cumulative unrealized gain (loss) on cash flow derivative instruments was $4.3 million and $(3.0) million at December 31, 2009 and 2008, respectively, and is included in accumulated other comprehensive loss in the accompanying consolidated balance sheets. The net unrealized gain as of December 31, 2009 is expected to be recognized in income over the next twelve months at the same time the hedged items are recognized in income.

As of December 31, 2009, the Company had the following net notional foreign currency forward contracts outstanding (in thousands):

Foreign Currency	Currency Denomination
Australian dollars	AUD	30,036
British pounds sterling	GBP	24,803
Canadian dollars	CAD	5,889
Danish krone	DKK	6,216
Euro	EUR	42,171
Hong Kong dollars	HKD	81,416
Indian rupees	INR	868,483
Japanese yen	JPY	1,067,100
Singapore dollars	SGD	11,925
Swiss francs	CHF	14,513

Derivatives not Designated as Hedges

The Company utilizes certain derivative instruments that either do not qualify or are not designated for hedge accounting treatment under the authoritative guidance. Accordingly, changes in the fair value of these contracts are recorded in other income (expense), net.

A substantial portion of the Company’s overseas assets and liabilities are and will continue to be denominated in local currencies. To protect against fluctuations in earnings caused by changes in currency exchange rates when remeasuring the Company’s balance sheet, it utilizes foreign exchange forward contracts to hedge its exposure to this potential volatility. There were no assets or liabilities related to derivatives not designated as hedges as of December 31, 2009 and 2008.

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Values of Derivative Instruments

	Asset Derivatives				Liability Derivatives
(In thousands)
	December 31, 2009		December 31, 2008		December 31, 2009		December 31, 2008
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid and other current assets	$8,981	Prepaid and other current assets	$23,308	Accrued expenses and other current liabilities	$4,141	Accrued expenses and other current liabilities	$27,630

The Effect of Derivative Instruments on Financial Performance

	For the Year ended December 31,
	(In thousands)
Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss (Effective Portion)
	2009	2008		2009	2008
Foreign currency forward contracts	$7,295	$(8,416)	Operating expenses	$(152)	$(8,815)

There was no material ineffectiveness in the Company’s foreign currency hedging program in the periods presented.

	For the Year ended December 31,
	(In thousands)
Derivatives Not Designated as Hedging Instruments	Location of (Loss) Gain Recognized in Income on Derivative	Amount of (Loss) Gain Recognized in Income on Derivative
		2009	2008
Foreign currency forward contracts	Other income (expense), net	$(2,572)	$3,740

15. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2009	2008	2007
	(In thousands, except per share information)
Numerator:
Net income	$191,017	$178,276	$214,483

Denominator:
Denominator for basic earnings per share—weighted average shares	181,805	183,023	181,501
Effect of dilutive securities:
Employee stock awards	3,180	3,659	5,879

Denominator for diluted earnings per share—adjusted weighted-average shares	184,985	186,682	187,380

Basic earnings per share	$1.05	$0.97	$1.18

Diluted earnings per share	$1.03	$0.96	$1.14

Antidilutive weighted average shares	16,039	23,979	17,096

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). SFAS No. 167, which amends FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, (“FIN No. 46(R)”), prescribes a qualitative model for identifying whether a company has a controlling financial interest in a variable interest entity (“VIE”) and eliminates the quantitative model prescribed by FIN No. 46(R). The new model identifies two primary characteristics of a controlling financial interest: (1) it provides a company with the power to direct significant activities of the VIE, and (2) obligates a company to absorb losses of and/or provides rights to receive benefits from the VIE. SFAS No. 167 requires a company to reassess on an ongoing basis whether it holds a controlling financial interest in a VIE. A company that holds a controlling financial interest is deemed to be the primary beneficiary of the VIE and is required to consolidate the VIE. The Company will adopt SFAS No. 167 effective January 1, 2010 and is currently evaluating the impact of adopting this standard.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009–05, Measuring Liabilities at Fair Value, (“ASU 2009–05”). ASU 2009–05 amends Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements. Specifically, ASU 2009–05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following methods: (1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities or similar liabilities when traded as assets and/or (2) a valuation technique that is consistent with the principles of Topic 820 of the ASC (e.g. an income approach or market approach). ASU 2009–05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include inputs relating to the existence of transfer restrictions on that liability. The adoption of this standard did not have any impact on the Company’s financial position or results of operations. In October 2009, the FASB issued ASU No. 2009–13, Multiple–Deliverable Revenue Arrangements, (“ASU 2009–13”). ASU 2009–13 amends existing revenue recognition accounting pronouncements that are currently within the scope of FASB ASC Subtopic 605-25. The consensus to Emerging Issues Task Force (“EITF”) Issue No. 08–1, Revenue Arrangements with Multiple Deliverables, provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and also eliminates the residual method of allocating arrangement consideration. The new guidance provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. Under the previous guidance, if the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the potential impact on its financial position and results of operations.

In October 2009, the FASB issued ASU No. 2009–14, Certain Revenue Arrangements That Include Software Elements, (“ASU 2009–14”). ASU 2009–14 amends existing revenue recognition accounting pronouncements that are currently within the scope of FASB ASC Subtopic 985-605. The consensus to EITF Issue No. 09–3, Certain Revenue Arrangements That Include Software Elements, modifies the authoritative guidance for certain tangible products that include software and non-software components that function together to deliver the essential functionality of the product to defer revenue recognition until the last deliverable meets the VSOE threshold of ASC Subtopic 985, among other requirements, even though components of the arrangement have been delivered or services have been provided. The new guidance allows that certain tangible products that contain software and non-software deliverables that work together to deliver the product’s essential functionality should be considered non-software deliverables for revenue recognition. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently evaluating this standard and the potential impact on its financial position and results of operations.

17. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through February 23, 2010, the date of the issuance of this Annual Report on Form 10-K.

CITRIX SYSTEMS, INC.

SUPPLEMENTAL FINANCIAL INFORMATION

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(In thousands, except per share amounts)
2009
Net revenues	$369,058	$392,828	$401,042	$451,160	$1,614,088
Gross margin	323,842	348,767	355,624	398,545	1,426,778
Income from operations	5,003	39,726	56,100	77,848	178,677
Net income	6,927	42,519	53,423	88,148	191,017
Basic earnings per common share	0.04	0.23	0.29	0.48	1.05
Diluted earnings per common share	0.04	0.23	0.29	0.47	1.03

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(In thousands, except per share amounts)
2008
Net revenues	$377,034	$391,730	$398,893	$415,697	$1,583,354
Gross margin	336,603	345,873	356,605	369,141	1,408,222
Income from operations	30,291	28,890	47,699	63,121	170,001
Net income	34,378	34,649	49,149	60,100	178,276
Basic earnings per common share	0.19	0.19	0.27	0.33	0.97
Diluted earnings per common share	0.18	0.18	0.26	0.33	0.96

The sum of the quarterly earnings per share amounts do not add to the annual earnings per share amount due to the weighting of common and common equivalent shares outstanding during each of the respective periods.

CITRIX SYSTEMS, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

	Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period
	(In thousands)
2009
Deducted from asset accounts:
Allowance for doubtful accounts	$7,061	$1,734	$(422	)(3)	$5,154	(2,3)	$3,219
Allowance for returns	1,641	—	3,332	(1)	3,356	(4)	1,617
Valuation allowance for deferred tax assets	14,217	—	(5,537)		—		8,680

2008
Deducted from asset accounts:
Allowance for doubtful accounts	$2, 891	$1,613	$3,366	(3)	$809	(2)	$7,061
Allowance for returns	1,670	—	2,103	(1)	2,132	(4)	1,641
Valuation allowance for deferred tax assets	8,364	—	5,853	(5)	—		14,217

2007
Deducted from asset accounts:
Allowance for doubtful accounts	$2,370	$2,578	$23	(3)	$2,080	(2)	$2,891
Allowance for returns	1,667	—	3,806	(1)(3)	3,803	(4)	1,670
Valuation allowance for deferred tax assets	1,332	—	8,364	(5)	1,332		8,364

(1)	Netted against revenues.
(2)	Uncollectible accounts written off, net of recoveries.
(3)	Additions and adjustments from acquisitions.
(4)	Credits issued for stock-balancing rights.
(5)	Related to deferred tax assets on unrealized losses and acquisitions.

EXHIBIT INDEX

Exhibit No.		Description
2.1	(14)	Agreement and Plan of Merger, dated as of August 4, 2006, by and among Citrix Systems, Inc., Banyan Acquisition Corporation, Orbital Data Corporation and John Jaggers as the stockholder

2.2	(17)	Agreement and Plan of Merger and Reorganization, dated as of August 14, 2007, by and among Citrix Systems, Inc., PVA Acquisition Corporation, PVA Acquisition LLC, XenSource, Inc. and John G. Connors as stockholder representative

2.3	(18)	Amendment No. 1 to Agreement and Plan of Merger and Reorganization dated as of August 14, 2007 by and among Citrix Systems, Inc. PVA Acquisition Corporation, PVA Acquisition LLC, XenSource, Inc. and John G. Connors as stockholder representative, dated September 20, 2007

3.1	(1)	Amended and Restated Certificate of Incorporation of the Company

3.2	(22)	Certificate of Amendment of Amended and Restated Certificate of Incorporation

3.3	(21)	Amended and Restated By-laws of the Company

4.1	(2)	Specimen certificate representing the Common Stock

10.1*	(37)	Fourth Amended and Restated 1995 Stock Plan

10.2*	(23)	Second Amended and Restated 1995 Non-Employee Director Stock Option Plan

10.3*	(38)	Second Amended and Restated 2000 Director and Officer Stock Option and Incentive Plan

10.4*		2000 Director and Officer Stock Option and Incentive Plan, Non-Qualified Stock Option Agreement

10.5*		2000 Director and Officer Stock Option and Incentive Plan, Incentive Stock Option Agreement

10.6*		Amended and Restated 2000 Stock Incentive Plan of Net6 Inc. (a subsidiary of Citrix Systems, Inc.)

10.7*		Amended and Restated 2003 Stock Incentive Plan of Net6 Inc. (a subsidiary of Citrix Systems, Inc.)

10.8	(24)	Participation Agreement dated as of April 23, 2002, by and among Citrix Systems, Inc., Citrix Capital Corp., Selco Service Corporation and Key Corporate Capital, Inc. (the “Participation Agreement”) (with certain information omitted pursuant to a grant of confidential treatment and filed separately with the Securities and Exchange Commission)

10.9	(25)	Amendment No. 1 to Participation Agreement dated as of June 17, 2002 (with certain information omitted pursuant to a grant of confidential treatment and filed separately with the Securities and Exchange Commission)

10.10	(26)	Master Lease dated as of April 23, 2002 by and between Citrix Systems, Inc. and Selco Service Corporation (with certain information omitted pursuant to a grant for confidential treatment and filed separately with the Securities and Exchange Commission)

10.11*	(3)	2005 Equity Incentive Plan

10.12*	(11)	Amendment to Citrix Systems, Inc. 2005 Equity Incentive Plan

10.13*	(4)	2005 Employee Stock Purchase Plan

10.14*	(43)	2005 Equity Incentive Plan Incentive Stock Option Master Agreement (Domestic)

10.15*	(44)	2005 Equity Incentive Plan Non-Qualified Stock Option Master Agreement (Domestic)

10.16*	(45)	Citrix Systems, Inc. 2005 Equity Incentive Plan Non-Qualified Stock Option Master Agreement (Domestic)

10.17*	(9)	Form of Restricted Stock Unit Agreement under the Citrix Systems, Inc. 2005 Equity Incentive Plan

10.18*	(27)	Form of Executive Restricted Stock Unit Agreement under the Citrix Systems, Inc. 2005 Equity Incentive Plan (Time Based Vesting)

10.19*	(10)	Form of Restricted Stock Unit Agreement for Non-Employee Directors under the Citrix Systems, Inc. 2005 Equity Incentive Plan

10.20*	(5)	Change in Control Agreement dated as of August 4, 2005 by and between Citrix Systems, Inc. and Mark B. Templeton

10.21*	(6)	Change in Control Agreement dated as of August 4, 2005 by and between Citrix Systems, Inc. and each of David J. Henshall, David R. Freidman and John C. Burris

10.22*	(12)	Change in Control Agreement, dated as of August 4, 2006, by and between Citrix Systems, Inc. and Brett M. Caine

Exhibit No.		Description
10.23	(13)	Amended and Restated Credit Agreement dated as of September 27, 2006 among Citrix Systems, Inc., Citrix Systems International GmbH, JPMorgan Chase Bank N.A., and certain other financial institutions

10.24	(7)	Term Loan Agreement dated as of August 9, 2005 by and among Citrix Systems, Inc., Citrix Systems International GMBH, JPMorgan Chase Bank, N.A., J.P. Morgan Securities Inc. and certain other financial institutions

10.25*	(8)	NetScaler, Inc. 1997 Stock Plan

10.26	(15)	Type # 3 License Form by and between the Company and Microsoft Corporation dated September 5, 2007 (with certain information omitted pursuant to a request for confidential treatment and filed with the Securities and Exchange Commission)

10.27*	(16)	Second Amendment to Citrix Systems, Inc. 2005 Equity Incentive Plan

10.28*	(19)	Employment Agreement dated as of August 14, 2007 by and between Citrix Systems, Inc. and Peter Levine

10.29*	(20)	XenSource, Inc. 2005 Stock Plan

10.30*	(28)	Citrix Systems, Inc. Executive Bonus Plan

10.31*	(29)	Third Amendment to Citrix Systems, Inc. 2005 Equity Incentive Plan

10.32*	(30)	Fourth Amendment to Citrix Systems, Inc. 2005 Equity Incentive Plan

10.33*	(31)	Form of First Amendment to Change of Control Agreement (Chief Executive Officer) between Citrix Systems, Inc. and Mark Templeton

10.34*	(32)	Form of First Amendment to Change of Control Agreement between Citrix Systems, Inc. and each of David J. Henshall and David R. Friedman

10.35*	(33)	Form of First Amendment to Employment Agreement between Citrix Systems, Inc. and Peter Levine

10.36*	(34)	Form of Non-Qualified Stock Option Master Agreement (Domestic)

10.37	(39)	Omnibus Assumption and Amendment Agreement dated as of May 30, 2007 by and among Citrix Systems, Inc., Citrix Capital Corp., Peninsula Investment Corp., Selco Service Corporation, Key Bank National Association, Allied Irish Banks P.L.C. and Key Bank National Association

10.38*	(35)	Form of Restricted Stock Unit Agreement

10.39	(36)	Amendment No. 1 to Credit Agreement, dated as of September 19, 2008, among Citrix Systems, Inc., Citrix International GmbH, JPMorgan Chase Bank, N.A., JP Morgan Securities, Inc. and certain other financial institutions

10.40*	(40)	Form of Long Term Incentive Agreement

10.41*	(41)	Fifth Amendment to Citrix Systems, Inc. 2005 Equity Incentive Plan

10.42*	(42)	Form of Amendment to Restricted Stock Unit Agreement

18.1		Preferability Letter of Independent Registered Public Accounting Firm

21.1		List of Subsidiaries

23.1		Consent of Independent Registered Public Accounting Firm

24.1		Power of Attorney (included in signature page)

31.1		Rule 13a-14(a) / 15d-14(a) Certifications

31.2		Rule 13a-14(a) / 15d-14(a) Certifications

32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or any compensatory plan, contract or arrangement.
(1)	Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 33-98542), as amended.
(2)	Incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 33-98542), as amended.
(3)	Incorporated by reference herein to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
(4)	Incorporated by reference herein to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

(5)	Incorporated by reference herein to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.
(6)	Incorporated by reference herein to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.
(7)	Incorporated by reference herein to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.
(8)	Incorporated by reference herein to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.
(9)	Incorporated by reference herein to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.
(10)	Incorporated by reference herein to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
(11)	Incorporated by reference herein to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
(12)	Incorporated by reference herein to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
(13)	Incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of September 27, 2006.
(14)	Incorporated by reference herein to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
(15)	Incorporated by reference herein to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
(16)	Incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8- K dated as of October 19, 2007.
(17)	Incorporated by reference herein to Exhibit 2.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.
(18)	Incorporated by reference herein to Exhibit 2.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.
(19)	Incorporated by reference herein to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.
(20)	Incorporated by reference herein to Exhibit 10.4 to the Company’s Quarterly Report on Form 10- Q for the quarter ended September 30, 2007.
(21)	Incorporated by reference herein to Exhibit 3.1 to the Company’s Current Report on Form 8- K dated as of February 13, 2009.
(22)	Incorporated by reference herein to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
(23)	Incorporated by reference herein to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
(24)	Incorporated by reference herein to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
(25)	Incorporated by reference herein to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
(26)	Incorporated by reference herein to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
(27)	Incorporated by reference herein to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
(28)	Incorporated by reference herein to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.
(29)	Incorporated by reference herein to Exhibit A to the Company’s Definitive Proxy Statement filed with the Commission on April 29, 2008.
(30)	Incorporated by reference herein to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.
(31)	Incorporated by reference herein to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.
(32)	Incorporated by reference herein to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.
(33)	Incorporated by reference herein to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.
(34)	Incorporated by reference herein to Exhibit 10.4 to the Company’s Quarterly Report on Form 10- Q for the quarter ended September 30, 2008.

(35)	Incorporated by reference herein to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.
(36)	Incorporated by reference herein to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.
(37)	Incorporated by reference herein to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
(38)	Incorporated by reference herein to Exhibit to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
(39)	Incorporated by reference herein to Exhibit to Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
(40)	Incorporated by reference herein to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.
(41)	Incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of May 29, 2009.
(42)	Incorporated by reference herein to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.
(43)	Incorporated by reference herein to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.
(44)	Incorporated by reference herein to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.
(45)	Incorporated by reference herein to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.