Form 10-Q
period 2010-03-31
CITRIX SYSTEMS INC
filed 2010-05-05
CIK 877890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

As of April 30, 2010 there were 185,747,839 shares of the registrant’s Common Stock, $.001 par value per share, outstanding.

CITRIX SYSTEMS, INC.

Form 10-Q

For the Quarterly Period Ended March 31, 2010

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CITRIX SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2010	December 31, 2009
	(In thousands, except par value)
Assets
Current assets:
Cash and cash equivalents	$281,847	$261,443
Short-term investments — available-for-sale	355,300	338,168
Short-term investments — trading	35,920	—
Accounts receivable, net of allowances of $5,291 and $4,836 at March 31, 2010 and December 31, 2009, respectively	242,607	304,912
Inventories, net	7,337	8,664
Prepaid expenses and other current assets	108,646	71,519
Current portion of deferred tax assets, net	55,068	54,589

Total current assets	1,086,725	1,039,295
Long-term investments — trading	—	38,689
Long-term investments — available-for-sale	717,933	568,957
Property and equipment, net	243,094	247,703
Goodwill	912,406	899,819
Other intangible assets, net	211,154	213,195
Long-term portion of deferred tax assets, net	24,980	37,944
Other assets	42,168	45,545

	$3,238,460	$3,091,147

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$54,166	$57,352
Accrued expenses and other current liabilities	209,042	221,498
Current portion of deferred revenues	570,743	555,514

Total current liabilities	833,951	834,364
Long-term portion of deferred revenues	65,544	63,336
Other liabilities	4,334	4,940
Commitments and contingencies
Stockholders’ equity:
Preferred stock at $.01 par value: 5,000 shares authorized, none issued and outstanding	—	—
Common stock at $.001 par value: 1,000,000 shares authorized; 270,592 and 264,831 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	271	265
Additional paid-in capital	2,784,560	2,587,727
Retained earnings	1,625,433	1,578,084
Accumulated other comprehensive loss	(5,675)	(2,060)

	4,404,589	4,164,016
Less— common stock in treasury, at cost (84,571 and 82,222 shares at March 31, 2010 and December 31, 2009, respectively)	(2,078,179)	(1,975,509)

Total Citrix Systems, Inc. stockholders’ equity	2,326,410	2,188,507
Non-controlling interest	8,221	—

Total stockholders’ equity	2,334,631	2,188,507

	$3,238,460	$3,091,147

See accompanying notes.

CITRIX SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2010	2009
	(In thousands, except per share information)
Revenues:
Product licenses	$122,706	$111,900
License updates	162,955	148,198
Online services	84,950	71,980
Technical services	43,661	36,980

Total net revenues	414,272	369,058

Cost of net revenues:
Cost of product licenses revenues	12,651	11,494
Cost of services revenues	23,690	21,623
Amortization of product related intangible assets	12,358	12,099

Total cost of net revenues	48,699	45,216

Gross margin	365,573	323,842

Operating expenses:
Research and development	77,702	71,037
Sales, marketing and services	170,520	163,589
General and administrative	60,619	58,489
Amortization of other intangible assets	4,157	4,994
Restructuring	500	20,730

Total operating expenses	313,498	318,839

Income from operations	52,075	5,003
Interest income	3,556	2,715
Interest expense	(56)	(124)
Other income (expense), net	433	(1,422)

Income before income taxes	56,008	6,172
Income tax provision (benefit)	8,659	(755)

Net income	$47,349	$6,927

Earnings per share:
Basic	$0.26	$0.04

Diluted	$0.25	$0.04

Weighted average shares outstanding:
Basic	184,018	180,347

Diluted	188,842	182,373

See accompanying notes.

CITRIX SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Operating Activities
Net income	$47,349	$6,927
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	16,515	17,093
Depreciation and amortization of property and equipment	17,480	17,001
Stock-based compensation expense	24,927	28,148
Loss (gain) on investments	126	(28)
Provision for doubtful accounts	792	437
Provision for product returns	662	641
Provision for inventory reserves	585	1,527
Tax effect of stock-based compensation	9,449	(1,886)
Excess tax benefit from exercise of stock options	(13,581)	(505)
Effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	1,440	1,639
Other non-cash items	97	4

Total adjustments to reconcile net income to net cash provided by operating activities	58,492	64,071
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	60,112	31,474
Inventories	743	(338)
Prepaid expenses and other current assets	(39,420)	(18,671)
Other assets	3,567	(1,446)
Deferred tax assets, net	10,246	(4,349)
Accounts payable	(3,328)	(6,368)
Accrued expenses and other current liabilities	(11,019)	8,771
Deferred revenues	17,438	1,727
Other liabilities	(615)	(52)

Total changes in operating assets and liabilities, net of the effects of acquisitions	37,724	10,748

Net cash provided by operating activities	143,565	81,746
Investing Activities
Purchases of available-for-sale investments	(455,678)	(188,977)
Proceeds from sales of available-for-sale investments	116,206	23,412
Proceeds from maturities of available-for-sale investments	175,903	52,629
Proceeds from repayments of trading securities	3,026	—
Purchases of property and equipment	(11,261)	(22,897)
Cash paid for acquisitions, net of cash acquired	(9,466)	(1,200)
Cash paid for licensing agreements and product related intangible assets	(7,293)	(225)

Net cash used in investing activities	(188,563)	(137,258)
Financing Activities
Proceeds from issuance of common stock under stock-based compensation plans	154,930	24,100
Excess tax benefit from exercise of stock options	13,581	505
Stock repurchases, net	(99,993)	(24,998)
Cash paid for tax withholding on vested stock awards	(2,676)	—

Net cash provided by (used in) financing activities	65,842	(393)
Effect of exchange rate changes on cash and cash equivalents	(440)	(393)

Change in cash and cash equivalents	20,404	(56,298)
Cash and cash equivalents at beginning of period	261,443	326,121

Cash and cash equivalents at end of period	$281,847	$269,823

See accompanying notes.

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Citrix Systems, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments, which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown, are of a normal recurring nature and have been reflected in the condensed consolidated financial statements and accompanying notes. The results of operations for the periods presented are not necessarily indicative of the results expected for the full year or for any future period partially because of the seasonality of the Company’s business. Historically, the Company’s revenue for the fourth quarter of any year is typically higher than the revenue for the first quarter of the subsequent year. The information included in these condensed consolidated financial statements should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this report and the condensed consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

The condensed consolidated financial statements of the Company include the accounts of its wholly-owned subsidiaries in the Americas, Europe, the Middle East and Africa (“EMEA”), Asia-Pacific and the Online Services division. All significant transactions and balances between the Company and its subsidiaries have been eliminated in consolidation. In addition, the Company presents non-controlling interests within the equity section of its condensed consolidated financial statements in accordance with the revised authoritative guidance for the presentation and disclosure of non-controlling interests of a consolidated subsidiary.

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

Investments

Short-term and long-term investments at March 31, 2010 and December 31, 2009 primarily consist of agency securities, corporate securities, government securities, commercial paper and municipal securities. Investments classified as available-for-sale are stated at fair value with unrealized gains and losses, net of taxes, reported in accumulated other comprehensive loss. Investments classified as trading securities are stated at fair value with unrealized gains and losses reported in earnings. The Company classifies its available-for-sale investments as current and non-current based on their actual remaining time to maturity. The Company does not recognize changes in the fair value of its available-for-sale investments in income unless a decline in value is considered other-than-temporary in accordance with the authoritative guidance.

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

Inventory

Inventories are stated at the lower of cost or market on an average cost method and primarily consist of finished goods as of March 31, 2010 and December 31, 2009.

Revenue Recognition

The Company markets and licenses products primarily through multiple channels such as value-added resellers (“VARs”), value-added distributors (“VADs”), system integrators, independent software vendors, its websites and original equipment manufacturers. The Company’s product licenses are generally perpetual. The Company also separately sells license updates and services, which may include product training, technical support and consulting services, as well as online services.

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company’s revenue recognition policies are in compliance with the Financial Accounting Standards Board’s (“FASB”) authoritative guidance governing software revenue recognition and because the Company’s Online Services provide applications as an online service, the Company also follows the provisions of Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition.

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

The Company licenses most of its software products bundled with a one year contract for its Subscription Advantage program. Customers may also elect to purchase subscriptions for license updates, when not bundled with the initial product purchase. Technical support, product training or consulting services may be purchased separately by the customer. The Company’s appliance products are integrated with software that is essential to the functionality of the equipment. The Company provides license updates for appliances, which include unspecified software upgrades and enhancements through its maintenance contracts. Accordingly, for these hardware appliances, the Company accounts for revenue in accordance with authoritative guidance governing software revenue recognition. Online services are sold separately. The Company allocates revenue to license updates and any other undelivered elements of the arrangement based on vendor specific objective evidence (“VSOE”) of fair value of each element and such amounts are deferred until the applicable delivery criteria and other revenue recognition criteria described above have been met. The balance of the revenues, net of any discounts inherent in the arrangement, is recognized at the outset of the arrangement using the residual method as the product licenses are delivered. If management cannot objectively determine the fair value of each undelivered element based on the VSOE of fair value, revenue recognition is deferred until all elements are delivered, all services have been performed, or until fair value can be objectively determined.

In the normal course of business, the Company is not obligated to accept product returns from its distributors under any conditions, unless the product item is defective in manufacture. The Company establishes provisions for estimated returns, as well as other sales allowances, concurrently with the recognition of revenue. Allowances for estimated product returns amounted to approximately $1.6 million at both March 31, 2010 and December 31, 2009.

Accounting for Stock-Based Compensation Plans

The Company has various stock-based compensation plans for its employees and outside directors and accounts for stock-based compensation arrangements in accordance with the authoritative guidance, which requires the Company to measure and record compensation expense in its condensed consolidated financial statements using a fair value method. See Note 7 for further information regarding the Company’s stock-based compensation plans.

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

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share information):

	Three Months ended March 31,
	2010	2009
Numerator:
Net income	$47,349	$6,927

Denominator:
Denominator for basic earnings per share — weighted-average shares outstanding	184,018	180,347
Effect of dilutive employee stock awards	4,824	2,026

Denominator for diluted earnings per share — weighted-average shares outstanding	188,842	182,373

Basic earnings per share	$0.26	$0.04

Diluted earnings per share	$0.25	$0.04

Anti-dilutive weighted-average shares	1,760	26,056

4. ACQUISITIONS

During the first quarter of 2010, the Company acquired two privately-held companies for a total cash consideration of approximately $9.2 million. The Company recorded approximately $3.8 million of goodwill, which is not deductible for tax purposes, and acquired $8.4 million in assets including $7.1 million of identifiable intangible assets. In addition, the Company assumed liabilities of approximately $3.0 million in conjunction with the acquisitions. The Company has included the effects of these transactions in its results of operations prospectively from the respective dates of the acquisitions which results were not material to its consolidated results.

5. INVESTMENTS

Available-for-sale Investments

Investments in available-for-sale securities at fair value were as follows for the periods ended (in thousands):

	March 31, 2010				December 31, 2009
Description of the Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency securities	$551,090	$1,436	$(922)	$551,604	$507,443	$1,412	$(781)	$508,074
Corporate securities	420,633	1,142	(2,508)	419,267	315,239	1,255	(5,295)	311,199
Government securities	66,914	183	(13)	67,084	30,269	146	(70)	30,345
Commercial paper	22,449	—	(9)	22,440	26,314	—	(1)	26,313
Municipal securities	12,789	57	(8)	12,838	31,177	25	(8)	31,194

Total	$1,073,875	$2,818	$(3,460)	$1,073,233	$910,442	$2,838	$(6,155)	$907,125

The change in net unrealized gains (losses) on available-for-sale securities recorded in other comprehensive loss includes unrealized gains (losses) that arose from changes in market value of specifically identified securities that were held during the period and gains (losses) that were previously unrealized, but have been recognized in current period net income due to sales or maturities of available-for-sale securities. This reclassification has no effect on total comprehensive income or stockholders’ equity and was immaterial for all periods presented.

For the three months ended March 31, 2010 and 2009, the Company received proceeds from sales of available-for-sale investments of $116.2 million and $23.4 million, respectively. For the three months ended March 31, 2010, the Company had realized gains on the sales of available-for-sale investments of $0.2 million. For the three months ended March 31, 2009, the Company did not

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

have any material realized gains on the sales of available-for-sale investments. For the three months ended March 31, 2010 and 2009, the Company did not have any material realized losses on the sales of available- for-sale investments. All realized gains and losses related to the sales of available-for-sale investments are included in other income (expense), net, in the accompanying condensed consolidated statements of income.

The average remaining maturities of the Company’s short-term and long-term available-for-sale investments at March 31, 2010 were approximately seven months and 8 years, respectively.

Unrealized Losses on Available-for-Sale Investments

The following table shows the gross unrealized losses and fair value of the Company’s available-for-sale investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position as of March 31, 2010 (in thousands):

	Less than 12 Months		12 Months or Greater		Total
Description of the Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$146,062	$(294)	$49,793	$(2,214)	$195,855	$(2,508)
Agency securities	304,681	(893)	2,651	(29)	307,332	(922)

Total	$450,743	$(1,187)	$52,444	$(2,243)	$503,187	$(3,430)

The Company’s unrealized loss in corporate bonds is primarily comprised of an investment issued by AIG Matched Funding Corporation (the “AIG Capped Floater”) with a face value of $50.0 million, which matures in September 2011. American International Group, Inc. (“AIG”), as the issuer’s parent, provided a guarantee of the security at the time of purchase in September 2006. As of March 31, 2010, the unrealized loss of $2.0 million, which is included in accumulated other comprehensive loss, was primarily caused by AIG experiencing liquidity challenges which were reportedly precipitated by problems in the capital markets. AIG’s lack of liquidity triggered a downgrade in the credit ratings for its long-term issues by two rating agencies in 2008. As a result of AIG’s liquidity challenges, in November 2008, the Federal Reserve Bank of New York (“FRBNY”) intervened with a five-year credit facility to help stabilize AIG and its effect on the overall market. In addition, on March 2, 2009, AIG announced that further actions were taken in cooperation with the U.S. Department of Treasury and the FRBNY to provide AIG with additional financial stability. As of the date of this report, AIG has not been reported to have defaulted on capital repayments to holders of its recently matured debt and it continues to pay interest on the Company’s AIG Capped Floater. Because the Company does not intend to sell the AIG Capped Floater and it is more likely than not that it will not be required to sell the security before the recovery of its amortized cost basis, which may not occur until maturity, it does not consider the security to be other-than-temporarily impaired.

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

Trading Investments

As of March 31, 2010, the Company held municipal auction rate securities, the majority of which are triple-A rated, with an aggregate par value of approximately $41.7 million, whose underlying assets are generally student loans that are substantially backed by the federal government under the Federal Family Education Loan Program through investment accounts managed by UBS Financial Services, Inc. (“UBS”). The market for municipal auction rate securities in the Company’s portfolio began experiencing auction failures in 2008 and there have been no successful auctions for the securities held in its portfolio since the failures began. In November 2008, the Company formally accepted the terms of a settlement (the “Settlement”) from UBS. Upon accepting the terms of the Settlement, the Company received an enforceable, non-transferrable right (the “Put Option”) that enables it to sell its auction rate securities back to UBS during the period between June 30, 2010 and July 2, 2012 at par value. Accordingly, the Company recorded the fair value of the Put Option in the accompanying condensed consolidated balance sheet and contemporaneously made the fair value election as permitted by the authoritative guidance which states that companies may elect the fair value option for eligible financial assets. Subsequently, the Company records changes in the fair value of the Put Option in earnings. In the first quarter of 2010, the Company reclassified the auction rate securities and the Put Option to short-term investments – trading and prepaid expenses and other current assets, respectively, as it plans to exercise its option to sell the securities to UBS within the next 12 months per the terms of the Settlement. During the three months ended March 31, 2010, the Company recorded a gain of $0.3 million related to its investments in auction rate securities and a corresponding loss of $0.2 million related to the Put Option, both of which are included in other income (expense), net, in the accompanying condensed consolidated statements of income. See Note 6 for additional information regarding the Put Option and auction rate securities.

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6. FAIR VALUE MEASUREMENTS

The authoritative guidance defines fair value as an exit price, representing the amount that would either be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1. Observable inputs such as quoted prices in active markets for identical assets or liabilities;

•	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	As of March 31, 2010	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Short-term investments- available-for-sale	$355,300	$355,300	$—	$—
Short-term investments- trading	35,920	—	—	35,920
Prepaid expenses and other current assets	12,660	—	6,860	5,800
Long-term investments- available-for-sale	717,933	669,973	—	47,960
Accrued expenses and other current liabilities	9,292	—	9,292	—

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

In order to measure the AIG Capped Floater at fair value, the Company used a discounted cash flow model. The Company then discounted those cash flows at a rate reflecting the market risk inherent in holding an AIG security with a similar maturity as evidenced by pricing in the markets. Since utilizing a discounted cash flow model required the Company to make assumptions that were not directly or indirectly observable regarding the AIG Capped Floater’s fair value during 2009, it was transferred to Level 3 and is included in the table below.

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

	Put Option	Investments	Total
	(in thousands)
Balance at December 31, 2009	$6,048	$83,785	$89,833
Proceeds received on Level 3 securities	—	(3,026)	(3,026)
Decrease in previously recognized unrealized losses included in accumulated other comprehensive loss	—	2,864	2,864
Total realized (losses) gains included in earnings	(248)	257	9

Balance at March 31, 2010	$5,800	$83,880	$89,680

Realized (losses) gains included in earnings for the period are reported in other income (expense), net.

Additional Disclosures Regarding Fair Value Measurements

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair value due to the short maturity of these items. The Company’s investments classified as available-for-sale securities are carried at fair value on the accompanying condensed consolidated balance sheets based primarily on quoted market prices for such financial instruments. See Note 5 for more information regarding the Company’s available-for-sale investments.

7. STOCK-BASED COMPENSATION

The Company’s stock-based compensation program is a long-term retention program that is intended to attract and reward talented employees and align stockholder and employee interests. As of March 31, 2010, the Company had two stock-based compensation plans under which it was granting stock options and non-vested stock units. The Company is currently granting stock-based awards from its Amended and Restated 2005 Equity Incentive Plan (as amended, the “2005 Plan”) and its 2005 Employee Stock Purchase Plan (the “2005 ESPP”). In connection with certain of the Company’s acquisitions, the Company has assumed several plans from acquired companies. The Company’s Board of Directors has provided that no new awards will be granted under the Company’s acquired stock plans. The Company’s superseded and expired stock plans include the Amended and Restated 1995 Stock Plan, Second Amended and Restated 2000 Director and Officer Stock Option and Incentive Plan, Second Amended and Restated 1995 Non-Employee Director Stock Option Plan and Third Amended and Restated 1995 Employee Stock Purchase Plan. Awards previously granted under these plans and still outstanding typically expire ten years from the date of grant and will continue to be subject to all the terms and conditions of such plans, as applicable.

Under the terms of the 2005 Plan, the Company is authorized to grant incentive stock options (“ISOs”), non-qualified stock options (“NSOs”), non-vested stock, non-vested stock units, stock appreciation rights (“SARs”), and performance units and to make stock-based awards to full and part-time employees of the Company and its subsidiaries or affiliates, where legally eligible to participate, as well as consultants and non-employee directors of the Company. Currently, the 2005 Plan provides for the issuance of a maximum of 32,100,000 shares of common stock. On April 14, 2010, subject to shareholder approval at the 2010 Annual Meeting of Stockholders, the Board of Directors approved a fifth amendment to the 2005 Plan (the “Plan Amendment”) to (i) increase the aggregate number of shares of Common Stock authorized for issuance under the 2005 Plan by an additional 5,500,000 shares and (ii) increase the aggregate number of shares of Common Stock issuable pursuant to unvested stock, unvested stock units, performance units or stock grants by an additional 1,000,000 shares of Common Stock. Under the 2005 Plan, ISOs must be granted at exercise prices no less than fair market value on the date of grant, except for ISOs granted to employees who own more than 10% of the Company’s combined voting power, for which the exercise prices must be no less than 110% of the fair market value at the date of grant. NSOs and SARs must be granted at no less than fair market value on the date of grant, or in the case of SARs in tandem with options, at the exercise price of the related option. Non-vested stock awards may be granted for such consideration in cash, other property or services, or a combination thereof, as determined by the Company’s Compensation Committee of its Board of Directors. All stock-based awards, other than the long-term incentive awards discussed below, are exercisable or issuable upon vesting. The Company’s policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award. As of March 31, 2010, there were 28,701,055 shares of common stock reserved for issuance pursuant to the Company’s stock-based compensation plans and the Company had authorization under its 2005 Plan to grant 12,002,674 additional stock-based awards.

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Under the 2005 ESPP, all full-time and certain part-time employees of the Company are eligible to purchase common stock of the Company twice per year at the end of a six-month payment period (a “Payment Period”). During each Payment Period, eligible employees who so elect may authorize payroll deductions in an amount no less than 1% nor greater than 10% of his or her base pay for each payroll period in the Payment Period. At the end of each Payment Period, the accumulated deductions are used to purchase shares of common stock from the Company up to a maximum of 12,000 shares for any one employee during a Payment Period. Shares are purchased at a price equal to 85% of the fair market value of the Company’s common stock on the last business day of a Payment Period. Employees who, after exercising their rights to purchase shares of common stock in the 2005 ESPP, would own shares representing 5% or more of the voting power of the Company’s common stock, are ineligible to participate under the 2005 ESPP. The 2005 ESPP provides for the issuance of a maximum of 10,000,000 shares of common stock. As of March 31, 2010, 1,738,536 shares had been issued under the 2005 ESPP. The Company recorded stock-based compensation costs related to the 2005 ESPP of $0.7 million for the three months ended March 31, 2010.

Stock-Based Compensation

The detail of the total stock-based compensation recognized by income statement classification is as follows (in thousands):

	Three Months Ended March 31,
Income Statement Classifications	2010	2009
Cost of services revenues	$295	$424
Research and development	13,934	14,214
Sales, marketing and services	6,910	7,584
General and administrative	3,788	5,926

Total	$24,927	$28,148

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

The weighted average fair value of stock options granted during the three months ended March 31, 2010 was $12.34. The total intrinsic value of options exercised during the three months ended March 31, 2010 was $84.5 million. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares. As of March 31, 2010, there was $60.5 million of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted-average period of 1.30 years.

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The assumptions used to value option grants are as follows:

	Three Months Ended March 31,
	2010	2009
Expected volatility factor	0.33	0.44
Approximate risk free interest rate	1.45%	1.31%
Expected term (in years)	3.16	3.37
Expected dividend yield	0%	0%

Non-vested Stock

The Company assumed shares of non-vested stock in conjunction with its acquisition of XenSource, Inc. Upon assumption, these shares were reset to vest over three years at a rate of 33.3% of the shares one year from date of grant and at a rate of 2.78% monthly thereafter based on service. As of March 31, 2010, the number of non-vested shares granted and outstanding was 242,439 and there was $9.1 million of total unrecognized compensation cost related to non-vested stock. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 0.58 years.

Non-vested Stock Units

Annually, the Company awards vice presidents and senior executives non-vested performance stock units from the 2005 Plan. The number of non-vested stock units underlying each award is determined one year after the date of the award and is based on achievement of a specific corporate financial performance goal. If the performance goal is less than 90% attained, then no non-vested stock units will be issued pursuant to the authorized award. For performance at and above 90%, the number of non-vested stock units issued is based on a graduated slope, with the maximum number of non-vested stock units issuable pursuant to the award capped at 125% of the base number of non-vested stock units set forth in the executive’s award agreement. The Company is required to estimate the attainment that will be achieved related to the defined performance goals and the number of non-vested stock units that will ultimately be awarded in order to recognize compensation expense over the vesting period. If the performance goal is met, the non-vested stock units vest 33.33% on each anniversary subsequent to the date of the award. Each non-vested stock unit, upon vesting, represents the right to receive one share of the Company’s common stock. If the performance goals are not met, no compensation cost will ultimately be recognized in that period and any previously recognized compensation cost will be reversed. During 2009, the performance goal was achieved within the range of the graduated slope and there was no material adjustment to compensation cost related to non-vested stock units granted to executives.

Annually, the Company also awards vice presidents and senior executives non-vested stock units from the 2005 Plan that vest based on service. These non-vested stock units vest 33.33% on each anniversary subsequent to the date of the award. Each non-vested stock unit, upon vesting, will represent the right to receive one share of the Company’s common stock. In addition, the Company awards non-vested stock units to all of its non-employee directors. These units vest monthly in equal installments based on service and, upon vesting, each stock unit represents the right to receive one share of the Company’s common stock. As of March 31, 2010, the number of non-vested stock units outstanding was 1,225,831 and there was $39.1 million of total unrecognized compensation cost related to non-vested stock units. The unrecognized cost is expected to be recognized over a weighted-average period of 1.96 years.

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

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The market condition requirements are reflected in the grant date fair value of the award, and the compensation expense for the award will be recognized assuming that the requisite service is rendered regardless of whether the market conditions are achieved. The grant date fair value of the restricted stock unit awards was determined through the use of a Monte Carlo simulation model, which utilizes multiple input variables that determine the probability of satisfying the market condition requirements applicable to each award.

The estimated fair value of each award was $24.16 as of the date of grant. As of March 31, 2010, the number of restricted stock units granted pursuant to this award was 175,667 and there was $3.0 million of total unrecognized compensation cost related to restricted stock units. The unrecognized cost is expected to be recognized over 1.83 years.

8. LONG-TERM DEBT

Effective on August 9, 2005, the Company entered into a revolving credit facility (the “Credit Facility”) with a group of financial institutions (the “Lenders”). Effective September 27, 2006, the Company entered into an amendment and restatement of its Credit Facility (the “Amendment”). The Amendment decreased the overall range of interest rates the Company must pay on amounts outstanding on the Credit Facility and lowered the facility fee. In addition, the Amendment extended the term of the Credit Facility. The Credit Facility, as amended, allows the Company to increase the revolving credit commitment up to a maximum aggregate revolving credit commitment of $175.0 million. The Credit Facility, as amended, currently provides for a revolving line of credit that will expire on September 27, 2011 in the aggregate amount of $100.0 million, subject to continued covenant compliance. A portion of the revolving line of credit (i) in the aggregate amount of $25.0 million may be available for issuances of letters of credit and (ii) in the aggregate amount of $15.0 million may be available for swing line loans. The Credit Facility, as amended, currently bears interest at LIBOR plus 0.32% and adjusts in the range of 0.32% to 0.80% above LIBOR based on the level of the Company’s total debt and its adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) as defined in the agreement. In addition, the Company is required to pay a quarterly facility fee ranging from 0.08% to 0.20% based on the aggregate amount available under the Credit Facility, as amended, and the level of the Company’s total debt and its adjusted EBITDA. Borrowings under the Credit Facility, as amended, are guaranteed by the Company and certain of the Company’s U.S. and foreign subsidiaries, which guarantees are secured by a pledge of shares of certain foreign subsidiaries. As of March 31, 2010, there were no amounts outstanding under the Credit Facility, as amended.

The Credit Facility, as amended, contains customary default provisions, and the Company must comply with various financial and non-financial covenants. The financial covenants consist of a minimum interest coverage ratio and a maximum consolidated leverage ratio. The primary non-financial covenants contain certain limits on the Company’s ability to pay dividends, conduct certain mergers or acquisitions, make certain investments and loans, incur future indebtedness or liens, alter the Company’s capital structure or sell stock or assets. As of March 31, 2010, the Company was in compliance with all covenants of the Credit Facility.

9. SEGMENT INFORMATION

During the first quarter of 2010, the Company changed how it measures profitability, develops its annual plan and allocates its resources from a geography-based approach (which included the Americas, EMEA, Asia-Pacific and the Company’s Online Services division), to a product division-based approach. This change reflects how the Company markets and sells its products. Accordingly, the Company has revised its reportable segments to reflect the way its chief operating decision maker (“CODM”) is currently managing and viewing the business. In addition, previously reported segment results have been restated to conform to the 2010 presentation. The Company’s revenues are derived from sales of Enterprise division products which include its Desktop Solutions, Datacenter and Cloud Solutions and related technical services and from sales of its Online Services division’s web collaboration, connectivity and remote support services. The Enterprise division and the Online Services division constitute the Company’s two reportable segments

The Company does not engage in intercompany revenue transfers between segments. The Company’s CODM evaluates the Company’s performance based primarily on profitability from its Enterprise division products and Online Services division products. Segment profit for each segment includes certain research and development, sales, marketing, general and administrative expenses directly attributable to the segment as well as other corporate costs allocated to the segment and excludes certain expenses that are managed outside the reportable segments. Costs excluded from segment profit primarily consist of certain restructuring charges, stock-based compensation costs, amortization of product related technology, amortization of other intangible assets, net interest and other income and income taxes. Accounting policies of the Company’s segments are the same as its consolidated accounting policies. In addition, the Company will evaluate goodwill for impairment between these segments, which represents its reporting units.

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Net revenues and segment profit, classified by the Company’s two reportable segments were as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Net revenues:
Enterprise division	$329,322	$297,078
Online Services division	84,950	71,980

Consolidated	$414,272	$369,058

Segment profit:
Enterprise division	$75,458	$55,129
Online Services division	18,559	15,845
Unallocated expenses (1):
Amortization of intangible assets	(16,515)	(17,093)
Restructuring	(500)	(20,730)
Net interest and other income	3,933	1,169
Stock-based compensation	(24,927)	(28,148)

Consolidated income before income taxes	$56,008	$6,172

(1)	Represents expenses presented to management on a consolidated basis only and not allocated to the operating segments.

In addition to evaluating the Company’s profitability by product division, its CODM also evaluates net revenues by product groupings and geographic locations, including the Company’s Online Services division.

The following table presents revenues by product grouping for the Company’s Enterprise division and Online Services division, for the following periods (in thousands):

	Three Months Ended March 31,
	2010	2009
Net revenues:
Desktop Solutions revenues (1)	$263,965	$243,003
Online Services division revenues	84,950	71,980
Datacenter and Cloud Solutions revenues (2)	60,701	49,271
Other	4,656	4,804

Total net revenue	$414,272	$369,058

(1)	Desktop Solutions revenues are primarily comprised of sales from the Company’s application virtualization product, XenApp and the Company’s desktop virtualization product, XenDesktop.
(2)

Datacenter and Cloud Solutions revenues are primarily comprised of sales from the Company’s application networking products which include NetScaler, Access Gateway and Branch Repeater and the Company’s virtual infrastructure products which include XenServer, Essentials for XenServer and Essentials for Hyper-V.

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents revenues by geographic location, including the Online Services division for the following periods (in thousands):

	Three Months Ended March 31,
	2010	2009
Net revenues:
Americas	$177,732	$155,790
EMEA	119,355	112,718
Asia-Pacific	32,235	28,570
Online Services division	84,950	71,980

Total net revenue	$414,272	$369,058

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

Restructuring charges related to the reduction of the Company’s headcount and non-cancelable lease costs related to the consolidation and exiting of excess facilities by segment consists of the following (in thousands):

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Enterprise division	$500	$20,269
Online Services division	—	461

Total restructuring charges	$500	$20,730

Restructuring accruals

As of March 31, 2010, the $3.2 million in outstanding restructuring liability primarily relates to non-cancelable lease costs related to the consolidation of excess facilities that the Company expects to pay over the lives of the related obligations through fiscal 2012.

The activity in the Company’s restructuring accruals for the three months ended March 31, 2010 is summarized as follows (in thousands):

Total
Balance at January 1, 2010	$3,492
Employee severance and related costs	125
Adjustments to non-cancelable lease costs and other charges	375
Payments	(747)
Reversal of previous charges	—

Balance at March 31, 2010	$3,245

As of March 31, 2010, restructuring accruals by segment consisted of the following (in thousands):

Total
Enterprise division	$3,041
Online Services division	204

Total restructuring accruals	$3,245

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11. DERIVATIVE FINANCIAL INSTRUMENTS

Cash Flow Hedges

As of March 31, 2010, the Company’s derivative assets and liabilities resulted from cash flow hedges related to its forecasted operating expenses transacted in local currencies. A substantial portion of the Company’s overseas expenses are and will continue to be transacted in local currencies. To protect against fluctuations in operating expenses and the volatility of future cash flows caused by changes in currency exchange rates, the Company has established a program that uses foreign exchange forward contracts to hedge its exposure to these potential changes. The terms of these instruments, and the hedged transactions to which they relate, generally do not exceed 12 months and the maximum term is 18 months.

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

The total cumulative unrealized gain (loss) on cash flow derivative instruments was $(2.1) million and $4.3 million at March 31, 2010 and December 31, 2009, respectively, and is included in accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets. The net unrealized loss as of March 31, 2010 is expected to be recognized in income over the next twelve months at the same time the hedged items are recognized in income.

As of March 31, 2010, the Company had the following net notional foreign currency forward contracts outstanding (in thousands):

Foreign Currency	Currency Denomination
Australian dollars	AUD 27,680
British pounds sterling	GBP 17,670
Canadian dollars	CAD 8,909
Euro	EUR 26,452
Hong Kong dollars	HKD 79,493
Indian rupees	INR 896,428
Japanese yen	JPY 1,239,065
Singapore dollars	SGD 11,540
Swiss francs	CHF 13,607

Derivatives not Designated as Hedges

The Company utilizes certain derivative instruments that either do not qualify or are not designated for hedge accounting treatment under the authoritative guidance. Accordingly, changes in the fair value of these contracts are recorded in other income (expense), net.

A substantial portion of the Company’s overseas assets and liabilities are and will continue to be denominated in local currencies. To protect against fluctuations in earnings caused by changes in currency exchange rates when remeasuring the Company’s balance sheet, it utilizes foreign exchange forward contracts to hedge its exposure to this potential volatility. There were no assets or liabilities related to derivatives not designated as hedges as of March 31, 2010 and December 31, 2009.

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Fair Values of Derivative Instruments

	Asset Derivatives				Liability Derivatives
(In thousands)
	March 31, 2010		December 31, 2009		March 31, 2010		December 31, 2009
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid and other current assets	$6,860	Prepaid and other current assets	$8,981	Accrued expenses and other current liabilities	$9,292	Accrued expenses and other current liabilities	$4,141

The Effect of Derivative Instruments on Financial Performance

	For the Three Months ended March 31,
	(In thousands)
Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) (Effective Portion)		Location of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss (Effective Portion)
	2010	2009		2010	2009
Foreign currency forward contracts	$(6,471)	$(5,677)	Operating expenses	$(3,522)	$1,062

There was no material ineffectiveness in the Company’s foreign currency hedging program in the periods presented.

	For the Three Months ended March 31,
	(In thousands)
Derivatives Not Designated as Hedging Instruments	Location of Loss Recognized in Income on Derivatives	Amount of (Loss) Income Recognized in Income on Derivatives
		2010	2009
Foreign currency forward contracts	Other income (expense), net	$(94)	$234

12. COMPREHENSIVE INCOME

The components of comprehensive income (loss), net of tax, are as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Net income	$47,349	$6,927
Other comprehensive (loss) income:
Change in unrealized (loss) gain on available-for-sale securities	2,856	(2,470)
Net change due to derivative instruments	(6,471)	(5,677)

Comprehensive income (loss)	$43,734	$(1,220)

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The components of accumulated other comprehensive loss, net of tax, are as follows (in thousands):

	March 31, 2010	December 31, 2009
Unrealized loss on available-for-sale securities	$(1,086)	$(3,942)
Unrealized (loss) gain on derivative instruments	(2,131)	4,340
Other comprehensive loss on pension liability	(2,458)	(2,458)

Accumulated other comprehensive loss	$(5,675)	$(2,060)

13. INCOME TAXES

The Company’s net unrecognized tax benefits totaled approximately $46.2 million as of March 31, 2010 and December 31, 2009. There were no amounts included in the balance at March 31, 2010 of tax positions, which would not affect the annual effective tax rate, and approximately $0.3 million of accrued interest on tax positions, which is included in income tax expense.

The Company and one or more of its subsidiaries is subject to federal income taxes in the United States, as well as income taxes of multiple state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2004.

During the third quarter of 2009, the IRS concluded its examination of the Company’s income tax returns for 2004 and 2005 and issued a Revenue Agent’s Report (the “RAR”). The Company agreed with all of the adjustments contained in the RAR, with the exception of the transfer pricing and consequential adjustments relating to the intercompany transfer of certain intellectual property in earlier tax years. The RAR asserts income tax deficiencies related to the transfer pricing and consequential adjustments of approximately $81.3 million for tax years 2004 and 2005, excluding interest. In addition, the transfer pricing and consequential adjustments to the Company’s 2004 and 2005 tax years would impact its income tax liabilities in tax years subsequent to 2005. The Company disagrees with the adjustments and has filed a protest, which caused the matter to be referred to the Appeals Division of the IRS. The Company is contesting the adjustments through the IRS appeals process and the courts, if necessary. There can be no assurance, however, that this matter, or any future tax examinations involving similar assertions, will be resolved in the Company’s favor, and an adverse outcome of this matter could have a material adverse effect on the Company’s results of operations and financial condition. Regardless of whether this matter is resolved in the Company’s favor, this matter could be expensive and time-consuming to defend. During the fourth quarter of 2009, the IRS also commenced its examination of the Company’s U.S. federal income tax returns for the 2006 through 2008 tax years.

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

The Company is required to estimate its income taxes in each of the jurisdictions in which it operates as part of the process of preparing its condensed consolidated financial statements. At March 31, 2010, the Company had approximately $80.0 million in deferred tax assets. The authoritative guidance requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company reviews deferred tax assets periodically for recoverability and makes estimates and judgments regarding the expected geographic sources of taxable income and gains from investments, as well as tax planning strategies in assessing the need for a valuation allowance.

The Company maintains certain operational and administrative processes in overseas subsidiaries and its foreign earnings are taxed at lower foreign tax rates. The Company does not expect to remit earnings from its foreign subsidiaries. The Company’s effective tax rate was approximately 15.5% for the three months ended March 31, 2010 and (12.2)% for the three months ended March 31, 2009. The increase in the effective tax rate when comparing the three months ended March 31, 2010 to the three months ended March 31, 2009 is due primarily to an increase in income in geographic locations taxed at a higher rate during the first quarter of 2010 and the expiration of the U.S. research and development tax credit on December 31, 2009. Also contributing to the increase in the effective tax rate when comparing the three months ended March 31, 2010 to the three months ended March 31, 2009, is the impact of the charges recorded in conjunction with the Strategic Restructuring Program in the first quarter of 2009.

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

14. TREASURY STOCK

Stock Repurchase Programs

The Company’s Board of Directors authorized an ongoing stock repurchase program with a total repurchase authority granted to the Company of $2.5 billion, of which $400.0 million was approved in April 2010. The Company may use the approved dollar authority to repurchase stock at any time until the approved amount is exhausted. The objective of the Company’s stock repurchase program is to improve stockholders’ returns. At March 31, 2010, approximately $57.6 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. A portion of the funds used to repurchase stock over the course of the program was provided by proceeds from employee stock option exercises and the related tax benefit.

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

During the three months ended March 31, 2010, the Company expended approximately $100.0 million on open market purchases, repurchasing 2,288,600 shares of outstanding common stock at an average price of $43.69. As of March 31, 2010, the Company did not have any prepaid notional amounts under structured stock repurchase programs and it did not make any up-front payments to financial institutions related to structured stock repurchase agreements.

During the three months ended March 31, 2009, the Company expended approximately $25.0 million on open market purchases, repurchasing 1,103,300 shares of outstanding common stock at an average price of $22.66.

Shares for Tax Withholding

During the three months ended March 31, 2010, the Company repurchased 60,475 shares totaling $2.7 million to satisfy tax withholding obligations that arose on the vesting of shares of unvested stock units. These shares are reflected as treasury stock in the Company’s condensed consolidated balance sheets.

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

The Company has an operating lease obligation related to a property that is not fully utilized which continues to 2018 with a total remaining obligation at March 31, 2010 of approximately $4.5 million, of which $0.9 million was accrued as of March 31, 2010, and is reflected in accrued expenses and other current liabilities and other liabilities in the accompanying condensed consolidated balance sheets. In calculating this accrual, the Company made estimates, based on market information, including the estimated vacancy periods and sublease rates and opportunities. The Company periodically re-evaluates its estimates related to this vacant facility.

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

16. RECENT ACCOUNTING PRONOUNCEMENTS

In September 2009, FASB amended the Accounting Standards Codification (“ASC”) as summarized in Accounting Standards Update (“ASU”) 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements, and ASU 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. As summarized in ASU 2009-14, ASC Topic 985 has been amended to remove from the scope of industry specific revenue accounting guidance for software and software related transactions, tangible products containing software components and non-software components that function together to deliver the product’s essential functionality. As summarized in ASU 2009-13, ASC Topic 605 has been amended (1) to provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and the consideration allocated; (2) to require an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have VSOE or third-party evidence of selling price; and (3) to eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method. The accounting changes summarized in ASU 2009-14 and ASU 2009-13 are both effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. Adoption may either be on a prospective basis or by retrospective application. The Company is in the process of evaluating the potential impact of this standard on its financial position and results of operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our operating results and financial condition have varied in the past and could in the future vary significantly depending on a number of factors. From time to time, information provided by us or statements made by our employees contain “forward-looking” information that involves risks and uncertainties. In particular, statements contained in this Quarterly Report on Form 10-Q, and in the documents incorporated by reference into this Quarterly Report on Form 10-Q, that are not historical facts, including, but not limited to statements concerning new products, development and offerings of products and services, market positioning, Product Licenses, License Updates, Online Services, Technical Services, Application Networking, Desktop Solutions, Datacenter and Cloud Solutions, Application Virtualization, Desktop Virtualization, Server Virtualization, Subscription Advantage, XenApp, NetScaler, XenServer and XenDesktop, legal proceedings, corporate bonds, competition and strategy, deferred revenues, stock-based compensation, licensing and subscription renewal programs, intellectual property, international operations, government regulation, seasonal factors, sales and sales cycle, revenue recognition, profitability, growth of revenues, composition of revenues, cost of revenues, operating expenses, sales, marketing and services expenses, general and administrative expenses, research and development, valuations of investments and derivative instruments, reinvestment or repatriation of foreign earnings, gross margins, amortization expense, interest income, foreign currency expense, impairment charges, fair value measurements, investment transactions (including the AIG Capped Floater, our Settlement with UBS and investments in auction rate and available-for-sale securities), changes in domestic and foreign economic conditions and credit markets, the Strategic Restructuring Program and related restructuring charges, including costs associated with the consolidation of excess facilities, customer delays or reductions in technology purchases, anticipated operating and capital expenditure requirements, our cash inflows, cash and non-cash charges, contractual obligations, our Credit Facility, in-process research and development, tax rates, estimates and deductions, transfer pricing, our pending tax appeal, acquisitions, stock repurchases, liquidity, payment of dividends and third party licenses, constitute forward-looking statements and are made under the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are neither promises nor guarantees. Our actual results of operations and financial condition have varied and could in the future vary significantly from those stated in any forward-looking statements. The factors described in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2009, as updated in Part II, Item 1A in this Quarterly Report on Form 10-Q, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q, in the documents incorporated by reference into this Quarterly Report on Form 10-Q or presented elsewhere by our management from time to time. Such factors, among others, could have a material adverse effect upon our business, results of operations and financial condition.

Executive Summary

Overview

Management’s discussion and analysis of financial condition and results of operations is intended to help the reader understand our financial condition and results of operations. This section is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for the three months ended March 31, 2010. The results of operations for the periods presented in this report are not necessarily indicative of the results expected for the full year or for any future period, due in part to the seasonality of our business. Historically, our revenue for the fourth quarter of any year is typically higher than our revenue for the first quarter of the subsequent year.

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

The global recession that started in 2008 impacted IT spending, and we see the uncertainties that remain in today’s economic environment continuing to impact IT spending, but to a lesser extent than in early 2009. We expect that we will continue to see many IT projects delayed, scaled back or re-evaluated. The overall uncertainty in the global economy has adversely affected, and may negatively impact, sales of our products and may result in longer sales cycles, slower adoption of technologies and increased price competition.

At the same time, however, this environment puts a much sharper focus on IT products and services that can reduce cost and deliver quick, tangible return on investment, or ROI. With our customers focused on economic value in technology solutions, we intend to continue highlighting our solutions’ abilities to reduce IT costs, increase business flexibility and deliver ROI.

Further, we are seeing increased interest in desktop virtualization. XenApp and XenDesktop, for example, can reduce the cost of traditional desktop management by virtualizing the desktop and applications in a customer’s datacenter, where they are more easily and efficiently maintained. XenServer and NetScaler can alter the traditional economies of the datacenter by providing much greater levels of flexibility of computing resources, especially with respect to servers, by improving application performance and thereby reducing the amount of processing power involved, and allowing easy reconfiguration of servers for multiple purposes. Our Online Services division is focused on developing and marketing Web-based access, support and collaboration software and services. These products are primarily marketed via the Web to individuals, prosumers and small businesses. Our web collaboration products from our Online Services division offer secure and cost-effective solutions that allow users to host and actively participate in online meetings, webinars and training sessions remotely and reduce costs associated with business travel. Our web connectivity solution offers a secure, simple and cost efficient way for users to access their desktops remotely and our remote support solution offers secure, on-demand support over the Internet.

Further, we will endeavor to sustain the long-term growth of our businesses and enhance our current solutions through technological innovation, engineering excellence, selective and strategic acquisition of technology, talent and/or companies, and through a commitment to delivering high-quality products and services to customers and partners. We expect to continue to make strategic investments in research and development of existing and new products, and we will invest in research and development of advanced technologies for future application. We believe that delivering innovative and high-value solutions through our Enterprise division’s products and our Online Services divisions’ services is the key to meeting customer and partner needs and achieving our future growth. In addition, we intend to make a significant investment in brand awareness and increased sales capacity to drive larger strategic customer engagements and more focus on SI partnerships. As well as, investing in new channel programs that allow our partners to upgrade their capabilities in desktop virtualization, which we believe is currently our largest area of opportunity.

On January 28, 2009, we announced the implementation of a strategic restructuring program, or the Strategic Restructuring Program. The Strategic Restructuring Program included reducing our headcount by approximately 450 full-time positions. In the first quarter of 2009, we incurred a pre-tax charge of $20.7 million related to employee severance and related costs.

Summary of Results

For the three months ended March 31, 2010 compared to the three months ended March 31, 2009, a summary of our results is as follows:

•	Product License revenue increased 9.7% to $122.7 million;

•	License Updates revenue increased 10.0% to $163.0 million;

•	Online Services revenue increased 18.0% to $85.0 million;

•	Technical Services revenue increased 18.1% to $43.7 million;

•	Operating income increased to $52.1 million; and

•	Diluted earnings per share increased to $0.25.

The increase in our Product License revenue was driven by increased sales of our Datacenter and Cloud Solutions products and our Desktop Solutions products. As expected, we saw signs of improvement, including improving dynamics in certain markets and a high level of interest in desktop virtualization. We currently expect our Product License revenue to increase when comparing the second quarter of 2010 to the first quarter of 2010. The increase in License Updates revenue was driven by renewals of our Subscription Advantage product over a larger subscriber base as well as an increase in new Subscription Advantage licenses. Our Online Services revenue increased due to increased sales of our web collaboration services. We currently expect that total revenue will increase when comparing the second quarter of 2010 to the second quarter of 2009, as well as when comparing the 2010 fiscal year to the 2009 fiscal year. The increase in operating income is primarily due to an increase in gross margin attributable to an increase in total revenues due to the factors discussed above.

In addition, the crisis in the credit markets that began in 2008 has caused some of our investments to experience declines in fair value, which have resulted in impairment charges and unrealized losses in our investment portfolio. We do not currently anticipate that the lack of liquidity caused by holding these investments will have a material adverse effect on our operating cashflows or financial position. We continue to monitor our overall investment portfolio and if the credit ratings of the issuers of our investments deteriorate or if the issuers experience financial difficulty, including bankruptcy, we may be required to make additional adjustments to the carrying value of the securities in our investment portfolio and recognize additional impairment charges for declines in fair value which are determined to be other-than-temporary. See “– Liquidity and Capital Resources” below.

2010 Acquisitions

During the first quarter of 2010, we acquired two privately-held companies for a total cash consideration of approximately $9.2 million. We recorded approximately $3.8 million of goodwill, which is not deductible for tax purposes, and acquired $8.4 million in assets including $7.1 million of identifiable intangible assets. In addition, we assumed liabilities of approximately $3.0 million in conjunction with the acquisitions. We have included the effects of these transactions in our results of operations prospectively from the respective dates of the acquisitions which were not material to our consolidated results.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. We base these estimates on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances, and these estimates form the basis for our judgments concerning the carrying values of assets and liabilities that are not readily apparent from other sources. We periodically evaluate these estimates and judgments based on available information and experience. Actual results could differ from our estimates under different assumptions and conditions. If actual results significantly differ from our estimates, our financial condition and results of operations could be materially impacted. For more information regarding our critical accounting policies and estimates please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” contained in our Annual Report on Form 10-K for the year ended December 31, 2009 and Note 2 to our condensed consolidated financial statements. There have been no material changes to the critical accounting policies previously disclosed in that report.

Results of Operations

The following table sets forth our condensed consolidated statements of income data and presentation of that data as a percentage of change from period-to-period (in thousands).

	Three Months Ended March 31,		Three Months Ended March 31, 2010 vs. March 31, 2009
	2010	2009
Revenues:
Product licenses	$122,706	$111,900	9.7%
License updates	162,955	148,198	10.0
Online services	84,950	71,980	18.0
Technical services	43,661	36,980	18.1

Total net revenues	414,272	369,058	12.3

Cost of net revenues:
Cost of product license revenues	12,651	11,494	10.1
Cost of services revenues	23,690	21,623	9.6
Amortization of product related intangible assets	12,358	12,099	2.1

Total cost of net revenues	48,699	45,216	7.7

Gross margin	365,573	323,842	12.9

Operating expenses:
Research and development	77,702	71,037	9.4
Sales, marketing and services	170,520	163,589	4.2
General and administrative	60,619	58,489	3.6
Amortization of other intangible assets	4,157	4,994	(16.8)
Restructuring	500	20,730	*

Total operating expenses	313,498	318,839	(1.7)

Income from operations	52,075	5,003	*
Interest income	3,556	2,715	31.0
Interest expense	(56)	(124)	(54.8)
Other income (expense), net	433	(1,422)	*

Income before income taxes	56,008	6,172	*
Income tax provision (benefit)	8,659	(755)	*

Net income	$47,349	$6,927	*

*	not meaningful

Revenues

Net revenues of our Enterprise division include the following categories: Product Licenses, License Updates and Technical Services. Product Licenses primarily represent fees related to the licensing of the following major products:

•	Our Desktop Solutions, comprised primarily of our desktop virtualization product XenDesktop and our application virtualization product XenApp; and

•

Our Datacenter and Cloud Solutions, comprised primarily of our virtual infrastructure products, XenServer and Essentials for XenServer and Essentials for Hyper-V and our application networking products NetScaler, Access Gateway and Branch Repeater.

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

Our Online Services division’s revenues consist of our Online Services revenue which is comprised of fees related to online service agreements from our web collaboration products which primarily include our GoToMeeting, GoToWebinar, Hi-Def Audio, and GoToTraining services, our connectivity service, GoToMyPC, and our remote support services which primarily include GoToAssist. Our Online services revenue is recognized ratably over the contract term.

	Three Months Ended March 31,		Three Months Ended March 31, 2010 vs. March 31, 2009
	2010	2009
		(In thousands)
Product licenses	$122,706	$111,900	$10,806
License updates	162,955	148,198	14,757
Online services	84,950	71,980	12,970
Technical services	43,661	36,980	6,681

Total net revenues	$414,272	$369,058	$45,214

Product Licenses

Product licenses revenue increased for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 primarily due to an increase in sales of our Datacenter and Cloud Solutions products of $6.8 million and an increase in sales of our Desktop Solutions products of $4.3 million. The increase in Product license revenue was primarily due to the factors discussed in the Executive Summary above. We currently expect Product license sales to increase when comparing the first quarter of 2010 to the second quarter of 2010 due to the increased interest we are seeing in our Datacenter and Cloud Solutions and Desktop Solutions products as well as the other factors discussed in the Executive Summary above.

License Updates

License updates revenue increased for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 primarily due to an increase in renewals related to our Subscription Advantage product over a larger base of subscribers of $8.6 million and an increase in new Subscription Advantage license sales of $6.2 million. We currently anticipate that License Updates revenue will increase when comparing the second quarter of 2010 to the first quarter of 2010 due primarily to anticipated renewals from our installed customer base.

Online Services

Online Services revenue increased for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 primarily due to increased sales of our web collaboration services. We currently expect our Online Services revenue to increase when comparing the second quarter of 2010 to the first quarter of 2010.

Technical Services

Technical Services revenue increased for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 primarily due to increased sales of support services related to our Datacenter and Cloud Solutions products of $3.3 million and increased sales of support services related to our Desktop Solutions products of $2.2 million. We currently expect Technical Services sales to increase when comparing the second quarter of 2010 to the first quarter of 2010 consistent with the increase in Product License revenue described above.

Deferred Revenues

Deferred revenues are primarily comprised of License Updates revenue from our Subscription Advantage product, Online Services revenues from annual service agreements for our online services products and Technical Services revenues related to our support services and consulting contracts. Deferred revenues increased approximately $17.4 million as of March 31, 2010 compared to December 31, 2009 primarily due to increased sales of our support services of $6.1 million, increased sales of our online service agreements of $5.4 million and renewal sales of our Subscription Advantage product of $5.0 million. We currently expect deferred revenues to continue to increase for the remainder of 2010.

International Net Revenues

International net revenues (sales outside the United States) accounted for approximately 42.9% of our net revenues for the three months ended March 31, 2010 and 43.7% of our net revenues for the three months ended March 31, 2009. See Note 9 to our condensed consolidated financial statements for detailed information on net revenues by geography.

Segment Revenues

During the first quarter of 2010, we changed how we measure profitability, develop our annual plan and allocate our resources from a geography-based approach (which included the Americas, Europe, the Middle East and Africa, Asia-Pacific and our Online Services division), to a product division-based approach. This change reflects how we market and sell our products. Accordingly, we have revised our reportable segments to reflect the way we are currently managing and viewing the business. Our revenues are derived from sales of Enterprise division products which include our Desktop Solutions, Datacenter and Cloud Solutions products and related technical services and from our Online Services division’s web collaboration, connectivity and remote support services. The Enterprise division and the Online Services division constitute our two reportable segments.

An analysis of our reportable segment net revenue is presented below (in thousands):

	Three Months Ended March 31,		Increase for the Three Months Ended March 31, 2010 vs. March 31, 2009
	2010	2009
	(In thousands)
Enterprise division	$329,322	$297,078	10.9%
Online Services division	84,950	71,980	18.0

Net revenues	$414,272	$369,058	12.3

With respect to our segment revenues, the increase in net revenues for the comparative periods presented was due primarily to the factors previously discussed above. See Note 9 of our condensed consolidated financial statements for additional information on our segment revenues.

Cost of Net Revenues

	Three Months Ended March 31,		Three Months Ended March 31, 2010 vs. March 31, 2009
	2010	2009
	(In thousands)
Cost of product license revenues	$12,651	$11,494	$1,157
Cost of services revenues	23,690	21,623	2,067
Amortization of product related intangible assets	12,358	12,099	259

Total cost of net revenues	$48,699	$45,216	$3,483

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

Cost of product license revenues increased for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 primarily due to increased sales of our Datacenter and Cloud Solutions products some of which contain hardware components that have a higher cost than our other software products. We currently anticipate cost of product license revenues will increase when comparing the second quarter of 2010 to the first quarter of 2010 consistent with the anticipated increase in Product License sales.

Cost of services revenues increased for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 primarily due to an increase in sales of our Online Services products. We currently anticipate cost of services revenues will increase when comparing the second quarter of 2010 to the first quarter of 2010 consistent with the anticipated increase in sales of our Online Services.

Gross Margin

Gross margin as a percent of revenue was 88.2% for the three months ended March 31, 2010 and 87.7% for the three months ended March 31, 2009. The increase in gross margin as a percentage of net revenue for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 was primarily due to the increase in our Desktop Solutions revenues as discussed above.

Operating Expenses

Foreign Currency Impact on Operating Expenses

A substantial majority of our overseas operating expenses and capital purchasing activities are transacted in local currencies and are therefore subject to fluctuations in foreign currency exchange rates. In order to minimize the impact on our operating results, we generally initiate our hedging of currency exchange risks up to one year in advance of anticipated foreign currency expenses. When the dollar is weak, the resulting increase to foreign currency denominated expenses will be partially offset by the gain in our hedging contracts. When the dollar is strong, the resulting decrease to foreign currency denominated expenses will be partially offset by the aggregate loss in our hedging contracts. There is a risk that there will be fluctuations in foreign currency exchange rates beyond the one-year timeframe for which we hedge our risk. Due to the generally stronger dollar during the three months ended March 31, 2010 compared to the three months ended March 31, 2009, our operating expenses were lower when converted to U.S. dollars, but these lower expenses were partially offset by losses in our hedging programs.

Research and Development Expenses

	Three Months Ended March 31,		Three Months Ended March 31, 2010 vs. March 31, 2009
	2010	2009
	(In thousands)
Research and development	$77,702	$71,037	$6,665

Research and development expenses consisted primarily of personnel related costs and facility and equipment costs directly related to our research and development activities. We expensed substantially all development costs included in the research and development of our products.

Research and development expenses increased during the three months ended March 31, 2010 compared to the three months ended March 31, 2009 primarily due to an increase in compensation and other employee related costs related to strategic investments in research and development as discussed above in our Executive Summary. We expect research and development expense to increase when comparing the second quarter of 2010 to the first quarter of 2010 as we continue to develop existing and new products as well as invest in research and development of advanced technologies for future application.

Sales, Marketing and Services Expenses

	Three Months Ended March 31,		Three Months Ended March 31, 2010 vs. March 31, 2009
	2010	2009
	(In thousands)
Sales, marketing and services	$170,520	$163,589	$6,931

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

Sales, marketing and services expenses increased during the three months ended March 31, 2010 compared to the three months ended March 31, 2009 primarily due to a $9.0 million increase in compensation and employee related costs due to increasing our sales force. Also contributing to the increase in sales, marketing and services expenses was a $3.1 million increase in marketing program costs related to our investment in brand awareness campaigns. In addition, due to the generally stronger dollar during the three months ended March 31, 2010 compared to the three months ended March 31, 2009, our sales, marketing and services expenses decreased $4.1 million when converted to U.S. dollars, but these lower expenses were partially offset by losses in our hedging programs. We expect sales, marketing and services expenses to increase when comparing the second quarter of 2010 to the first quarter of 2010 as we continue to promote brand awareness and increase sales capacity.

General and Administrative Expenses

	Three Months Ended March 31,		Three Months Ended March 31, 2010 vs. March 31, 2009
	2010	2009
	(In thousands)
General and administrative	$60,619	$58,489	$2,130

General and administrative expenses consisted primarily of personnel-related related costs and expenses related to outside consultants assisting information systems, as well as accounting and legal fees.

General and administrative expenses increased during the three months ended March 31, 2010 compared to the three months ended March 31, 2009 primarily due to an increase in consulting costs primarily due to investments in information systems to support our growth. We currently anticipate that the level of general and administrative expenses will remain relatively consistent when comparing the first quarter of 2010 to the second quarter of 2010.

Amortization of Other Intangible Assets

	Three Months Ended March 31,		Three Months Ended March 31, 2010 vs. March 31, 2009
	2010	2009
	(In thousands)
Amortization of other intangible assets	$4,157	$4,994	$(837)

The decrease in amortization of other intangible assets when comparing the three months ended March 31, 2010 to the three months ended March 31, 2009 was not significant. As of March 31, 2010, we had unamortized other intangible assets with estimated useful lives in the net amount of $44.6 million.

Restructuring Expenses

	Three Months Ended March 31,		Three Months Ended March 31, 2010 vs. March 31, 2009
	2010	2009
	(In thousands)
Restructuring	$500	$20,730	$(20,230)

On January 28, 2009, we announced the implementation of the Strategic Restructuring Program, which primarily included the reduction of our headcount by approximately 450 full-time positions. During the first quarter of 2009, we incurred a pre-tax charge of $20.7 million primarily related to severance and other costs directly related to the reduction of our workforce. The restructuring program was completed by the end of 2009. For more information, see “—Executive Summary— Overview” and Note 10 to our condensed consolidated financial statements.

Interest Income

	Three Months Ended March 31,		Three Months Ended March 31, 2010 vs. March 31, 2009
	2010	2009
	(In thousands)
Interest income	$3,556	$2,715	$841

Interest income increased for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 primarily due to an increase in overall average cash, cash equivalent and investment balances. For more information, see “— Liquidity and Capital Resources.”

Other Income (Expense), Net

	Three Months Ended March 31,		Three Months Ended March 31, 2010 vs. March 31, 2009
	2010	2009
	(In thousands)
Other income (expense), net	$433	$(1,422)	$1,855

Other income (expense), net, is primarily comprised of remeasurement of foreign currency transaction gains (losses) and realized gains (losses) related to changes in the fair value of our investments that have a decline in fair value that is considered other-than-temporary and on the sale of available-for-sale investments. The increase in other income during the three months ended March 31, 2010 compared to the three months ended March 31, 2009 is primarily due to an increase in gains related to remeasurement of our foreign currency transactions. For more information on our investments, see “— Liquidity and Capital Resources.”

Income Taxes

As of March 31, 2010, our net unrecognized tax benefits totaled approximately $46.2 million. There were no amounts included in the balance at March 31, 2010 for tax positions which would not affect the annual effective tax rate and approximately $0.3 million of accrued interest on tax positions, which is included in income tax expense.

We and certain of our subsidiaries are subject to United States, or U.S. federal income taxes in the U.S., as well as income taxes of multiple state and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2004.

During the third quarter of 2009, the IRS concluded its examination of our income tax returns for 2004 and 2005 and issued a final Revenue Agent’s Report, which we refer to as the RAR. We agreed with all of the adjustments contained in the RAR, with the exception of the transfer pricing and consequential adjustments relating to the intercompany transfer of certain intellectual property in earlier tax years. The RAR asserts income tax deficiencies related to the transfer pricing and consequential adjustments of approximately $81.3 million for tax years 2004 and 2005, excluding interest. In addition, the transfer pricing and consequential adjustments to our 2004 and 2005 tax years would impact our income tax liabilities in tax years subsequent to 2005. We disagree with the adjustments and have filed a protest, which caused the matter to be referred to the Appeals Division of the IRS. We are contesting the adjustments through the IRS appeals process and the courts, if necessary. There can be no assurance, however, that this matter, or any future tax examinations involving similar assertions, will be resolved in our favor, and an adverse outcome of this matter could have a material adverse effect on our results of operations and financial condition. Regardless of whether this matter is resolved in our favor, this matter could be expensive and time-consuming to defend. During the fourth quarter of 2009, the IRS also commenced its examination of our U.S. federal income tax returns for the 2006 through 2008 tax years.

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

We are required to estimate our income taxes in each of the jurisdictions in which we operate as part of the process of preparing our condensed consolidated financial statements. At March 31, 2010, we had approximately $80.0 million in deferred tax assets. The authoritative guidance requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We review deferred tax assets periodically for recoverability and make estimates and judgments regarding the expected geographic sources of taxable income and gains from investments, as well as tax planning strategies in assessing the need for a valuation allowance.

We maintain certain operational and administrative processes in overseas subsidiaries and its foreign earnings are taxed at lower foreign tax rates. We do not expect to remit earnings from our foreign subsidiaries. Our effective tax rate was approximately 15.5% for the three months ended March 31, 2010 and (12.2)% for the three months ended March 31, 2009. The increase in the effective tax rate when comparing the three months ended March 31, 2010 to the three months ended March 31, 2009 is due primarily to an increase in income in geographic locations taxed at a higher rate during the first quarter of 2010 and the expiration of the U.S. research and development tax credit on December 31, 2009. Also contributing to the increase in our effective tax rate when comparing the three months ended March 31, 2010 to the three months ended March 31, 2009, is the impact of the charges recorded in conjunction with the Strategic Restructuring Program in the first quarter of 2009.

Liquidity and Capital Resources

During the three months ended March 31, 2010, we generated positive operating cash flows of $143.6 million. These cash flows related primarily to net income of $47.3 million, adjusted for, among other things, non-cash charges, including depreciation and amortization expenses of $34.0 million, stock-based compensation expense of $24.9 million and the tax effect of stock-based compensation of $9.4 million. Also contributing to these cash inflows was an aggregate increase in operating assets and liabilities of $37.7 million, net of effects of our acquisitions. These cash inflows are partially offset by operating outflows related to the excess benefit from the exercise of stock options of $13.6 million. Our investing activities used $188.6 million of cash consisting primarily of cash paid for net purchases of investments of $160.5 million. Also contributing to these cash outflows is the purchase of property and equipment of $11.3 million, cash paid for acquisitions of $9.5 million and cash paid for licensing agreements and product related intangible assets of $7.3 million. Our financing activities provided $65.8 million of cash primarily from proceeds received from the issuance of common stock under our employee stock-based compensation plans of $154.9 million partially offset by expenditures on our stock repurchase program of $100.0 million.

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

Cash, Cash Equivalents and Investments

	March 31, 2010	December 31, 2009	2010 Compared to 2009
	(In thousands)
Cash, cash equivalents and investments	$1,391,000	$1,207,257	$183,743

The increase in cash, cash equivalents and investments when comparing March 31, 2010 to December 31, 2009, is primarily due to cash received from the issuance of common stock under our employee stock-based compensation plans of $154.9 million and cash provided by our operating activities of $143.6 million partially offset by expenditures made on our stock repurchases of $100.0 million and purchases of property and equipment of $11.3 million. See “– Liquidity and Capital Resources.” We generally invest our cash and cash equivalents in investment grade, highly liquid securities to allow for flexibility in the event of immediate cash needs. Our short-term and long-term investments primarily consist of interest-bearing securities.

Available-for-sale investments

As of March 31, 2010, we recorded an unrealized loss of approximately $2.0 million, which is included in accumulated other comprehensive loss, related to our $50.0 million face value investment issued by AIG Matched Funding Corporation, or the AIG Capped Floater, which matures in September 2011. American International Group, Inc., or AIG, as the issuer’s parent, provided a guarantee of the security at the time of purchase in September 2006. The unrealized loss was primarily caused by AIG experiencing liquidity challenges which were reportedly precipitated by problems in the capital markets. AIG’s lack of liquidity triggered a downgrade in the credit ratings for its long-term issues by two rating agencies in 2008. As a result of AIG’s liquidity challenges, in November 2008 the Federal Reserve Bank of New York, or the FRBNY, intervened with a five-year credit facility to help stabilize AIG and the overall market. In addition, on March 2, 2009, AIG announced further actions were taken in cooperation with the U.S. Department of Treasury and the FRBNY to provide AIG with additional financial stability. As of the date of this report, AIG has not been reported to have defaulted on capital repayments to holders of its recently matured debt and it continues to pay us interest on the AIG Capped Floater. Because we do not intend to sell the AIG Capped Floater and it is more likely than not that we will not be required to sell the security before the recovery of its amortized cost basis, which may not occur until maturity, we do not consider the security to be other-than-temporarily impaired.

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

Trading Investments

As of March 31, 2010, we held municipal auction rate securities, of which substantially all were triple-A rated, with an aggregate par value of approximately $41.7 million, whose underlying assets are generally student loans that are substantially backed by the federal government under the Federal Family Education Loan Program through investment accounts managed by UBS Financial Services, Inc., or UBS. The market for municipal auction rate securities in our portfolio began experiencing auction failures in 2008 and there have been no successful auctions for the securities held in our portfolio since the failures began. In November 2008, we formally accepted the terms of a settlement from UBS, or the Settlement. Upon accepting the terms of the Settlement, we received an enforceable, non-transferable right, or the Put Option, that enables us to sell our auction rate securities back to UBS during the period between June 30, 2010 and July 2, 2012 at par value. Accordingly, we recorded the fair value of the Put Option in other current assets in our financial statements and contemporaneously made the fair value election as permitted by the authoritative guidance which states that companies may elect the fair value option for eligible financial assets. Therefore, we record changes in the fair value of the Put Option in earnings. During the three months ended March 31, 2010, we recorded a gain of $0.3 million related to our investments in auction rate securities and a corresponding loss of $0.2 million related to the Put Option, both of which are included in other income (expense), net, in our condensed consolidated statements of income.

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

Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

	Put Option	Investments	Total
	(In thousands)
Balance at December 31, 2009	$6,048	$83,785	$89,833
Proceeds received on Level 3 securities	—	(3,026)	(3,026)
Decrease in previously recognized unrealized losses included in accumulated other comprehensive loss	—	2,864	2,864
Total realized (losses) gains included in earnings	(248)	257	9

Balance at March 31, 2010	$5,800	$83,880	$89,680

Realized (losses) gains included in earnings for the period are reported in other income (expense), net.

Accounts Receivable, Net

	March 31, 2010	December 31, 2009	2010 Compared to 2009
	(In thousands)
Accounts receivable	$247,898	$309,748	$(61,850)
Allowance for returns	(1,631)	(1,617)	(14)
Allowance for doubtful accounts	(3,660)	(3,219)	(441)

Accounts receivable, net	$242,607	$304,912	$(62,305)

The decrease in accounts receivable when comparing March 31, 2010 to December 31, 2009 was primarily due to increased collections in the first quarter of 2010 on higher sales in the fourth quarter of 2009. The activity in our allowance for returns was comprised primarily of $0.6 million in credits issued for returns during the first quarter of 2010 partially offset by $0.6 million of provisions for returns recorded in the first quarter of 2010. The activity in our allowance for doubtful accounts was comprised primarily of $0.8 million in additional provisions for doubtful accounts recorded during the first quarter of 2010 partially offset by $0.4 million of uncollectible accounts written off, net of recoveries. From time to time, we could maintain individually significant accounts receivable balances from our distributors or customers, which are comprised of large business enterprises, governments and small and medium-sized businesses. If the financial condition of our distributors or customers deteriorates, our operating results could be adversely affected.

Credit Facility

Effective on August 9, 2005, we entered into the Credit Facility with a group of financial institutions, or the Lenders. Effective September 27, 2006, we entered into an amendment and restatement of the Credit Facility, or the Amendment. The Amendment decreased the overall range of interest we will pay on amounts outstanding on the Credit Facility and lowered the facility fee. In addition, the Amendment extended the term of the Credit Facility. The Credit Facility, as amended, allows us to increase the revolving credit commitment up to a maximum aggregate revolving credit commitment of $175.0 million. The Credit Facility, as amended, currently provides for a revolving line of credit that will expire on September 27, 2011 in the aggregate amount of $100.0 million, subject to continued covenant compliance. A portion of the revolving line of credit (1) in the aggregate amount of $25.0 million may be available for issuances of letters of credit and (2) in the aggregate amount of $15.0 million may be available for swing line loans. The Credit Facility, as amended, currently bears interest at the London Interbank Offered Rate, or LIBOR, plus 0.32% and adjusts in the future in the range of 0.32% to 0.80% above LIBOR based on the level of our total debt and our adjusted earnings before interest, taxes, depreciation and amortization, or EBITDA. In addition, we are required to pay an annual facility fee ranging from 0.08% to 0.20% based on the aggregate amount available under the Credit Facility, as amended, and the level of our total debt and adjusted EBITDA. During the three months ended March 31, 2010, no funds were borrowed under the Credit Facility, as amended, and as of March 31, 2010 there were no amounts outstanding under the Credit Facility, as amended.

The Credit Facility, as amended, contains customary default provisions, and we must comply with various financial and non-financial covenants. The financial covenants consist of a minimum interest coverage ratio and a maximum consolidated leverage ratio. The primary non-financial covenants contain certain limits on our ability to pay dividends, conduct certain mergers or acquisitions, make certain investments and loans, incur future indebtedness or liens, alter our capital structure or sell stock or assets. As of March 31, 2010, we were in compliance with all covenants of the Credit Facility.

Stock Repurchase Program

Our Board of Directors authorized an ongoing stock repurchase program with a total repurchase authority granted to us of $2.5 billion, of which $400.0 million was approved in April 2010. We may use the approved dollar authority to repurchase stock at any time until the approved amounts are exhausted. The objective of our stock repurchase program is to improve stockholders’ returns. At March 31, 2010, approximately $57.6 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. A portion of the funds used to repurchase stock over the course of the program was provided by proceeds from employee stock option exercises and the related tax benefit.

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

During the three months ended March 31, 2010, we expended approximately $100.0 million on open market purchases, repurchasing 2,288,600 shares of outstanding common stock at an average price of $43.69. As of March 31, 2010, we did not have any prepaid notional amounts under structured stock repurchase programs and during the period we did not make any up-front payments to financial institutions related to structured stock repurchase agreements.

During the three months ended March 31, 2009, we expended approximately $25.0 million on open market purchases, repurchasing 1,103,300 shares of outstanding common stock at an average price of $22.66.

Shares for Tax Withholding

During the three months ended March 31, 2010, we repurchased 60,475 shares totaling $2.7 million to satisfy tax withholding obligations that arose on the vesting of shares of unvested stock units. These shares are reflected as treasury stock in our condensed consolidated balance sheet.

Office Leases

We have an operating lease obligation related to a property that is not fully utilized which continues to 2018 with a total remaining obligation at March 31, 2010 of approximately $4.5 million, of which $0.9 million was accrued as of March 31, 2010, and is reflected in accrued expenses and other current liabilities and other liabilities in our condensed consolidated financial statements. In calculating this accrual, we made estimates, based on market information, including the estimated vacancy periods and sublease rates and opportunities. We periodically re-evaluate our estimates related to this vacant facility.

Off-Balance Sheet Arrangements

The Company does not have any special purpose entities or off-balance sheet financing arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes with respect to the information appearing in Part II, Item 7A., “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2010, our management, with the participation of our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that, as of March 31, 2010, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated our management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

In January 2010, we successfully implemented a new e-commerce platform designed to support our Online Services division’s customer base on a single platform. The new platform is used for online order quoting, creation and payment processing as well as controlling pricing and discounts. The new e-commerce platform also integrates with our enterprise resource planning system, SAP, to significantly reduce manual data entry and facilitate deferred revenue calculations and accounts receivable processing. As a result, our internal control over financial reporting as related to the new e-commerce platform for our Online Services division’s customer base has changed during the quarter ended March 31, 2010.

Except as described above, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Further information with respect to this Item may be found in Note 13 to our condensed consolidated financial statements, which information is incorporated into this Part II, Item 3 by reference.

In addition, we are a defendant in various litigation matters generally arising out of the normal course of business. Although it is difficult to predict the ultimate outcomes of these cases, we believe that the ultimate outcomes will not materially affect our business, financial position, results of operations or cash flows.

ITEM 1A.	RISK FACTORS

The following information updates, and should be read in conjunction with, the information disclosed in Part 1, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which was filed with the Securities and Exchange Commission on February 23, 2010. There have been no material changes in our risk factors from those disclosed in Part 1, Item 1A., “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer

Our Board of Directors has authorized an ongoing stock repurchase program with a total repurchase authority granted to us of $2.5 billion, of which $400.0 million was approved in April 2010. The objective of the stock repurchase program is to improve stockholders’ returns. At March 31, 2010, approximately $57.6 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. The following table shows the monthly activity related to our stock repurchase program for the quarter ended March 31, 2010:

	(a) Total Number of Shares (or Units) Purchased (1)(2)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or approximate dollar value) of Shares (or Units) that may yet be Purchased under the Plans or Programs
January 1, 2010 through January 31, 2010	65,495	$41.79	65,495	$157,563
February 1, 2010 through February 28, 2010	1,482,600	43.04	1,482,600	93,739
March 1, 2010 through March 31, 2010	800,980	45.08	800,980	57,630

Total	2,349,075	$43.71	2,349,075	$57,630

(1)	Represents shares received under our prepaid stock repurchase programs and acquired in open market purchases. We expended approximately $100.0 million during the quarter ended March 31, 2010 for repurchases of our common stock. For more information see Note 14 to our condensed consolidated financial statements.
(2)	Includes shares repurchased to satisfy tax withholding obligations that arose on the vesting of shares of unvested stock units.

ITEM 5.	OTHER INFORMATION

Our policy governing transactions in our securities by our directors, officers and employees permits our officers, directors and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The Company has been advised that Thomas F. Bogan, a Director of the Company; Brett Caine, Senior Vice President, Online Services Division; David R. Friedman, General Counsel and Senior Vice President, Human Resources; David J. Henshall, Senior Vice President and Chief Financial Officer; Peter J. Levine, Senior Vice President, Datacenter and Cloud Division; and Wes R. Wasson, Senior Vice President and Chief Marketing Officer, entered into new trading plans in the first quarter of 2010 in accordance with Rule 10b5-1 and the Company’s policy governing transactions in its securities. Messrs. Bogan, Caine, Friedman, Henshall, Levine and Wasson entered into their trading plans to exercise soon to expire stock options and to sell the underlying shares of common stock. The Company undertakes no obligation to update or revise the information provided herein, including for revision or termination of an established trading plan.

ITEM 6.	EXHIBITS

(a)	List of exhibits

Exhibit No.	Description
10.1*	Amended and Restated 2005 Equity Incentive Plan

31.1	Rule 13a-14(a) / 15d-14(a) Certification

31.2	Rule 13a-14(a) / 15d-14(a) Certification

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial statements from Citrix Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, as filed with the SEC on May 5, 2010, formatted in XBRL, as follows:

(i) the Condensed Consolidated Balance Sheets
(ii) the Condensed Consolidated Statement of Income
(iii) the Condensed Consolidated Statements of Cash Flows
(iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks to text

*	Indicates a management contract or a compensatory plan, contract or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 5th day of May 2010.

CITRIX SYSTEMS, INC.

By:	/s/ DAVID J. HENSHALL
David J. Henshall
Senior Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1*	Amended and Restated 2005 Equity Incentive Plan

31.1	Rule 13a-14(a) / 15d-14(a) Certification

31.2	Rule 13a-14(a) / 15d-14(a) Certification

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial statements from Citrix Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, as filed with the SEC on May 5, 2010, formatted in XBRL, as follows:

(i) the Condensed Consolidated Balance Sheets
(ii) the Condensed Consolidated Statement of Income
(iii) the Condensed Consolidated Statements of Cash Flows
(iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks to text

*	Indicates a management contract or a compensatory plan, contract or arrangement.