Form 10-Q
period 2010-06-30
CITRIX SYSTEMS INC
filed 2010-08-09
CIK 877890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

As of August 3, 2010 there were 186,939,548 shares of the registrant’s Common Stock, $.001 par value per share, outstanding.

CITRIX SYSTEMS, INC.

Form 10-Q

For the Quarterly Period Ended June 30, 2010

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CITRIX SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2010	December 31, 2009
	(In thousands, except par value)
Assets
Current assets:
Cash and cash equivalents	$344,704	$261,443
Short-term investments — available-for-sale	478,321	338,168
Accounts receivable, net of allowances of $5,220 and $4,836 at June 30, 2010 and December 31, 2009, respectively	319,378	304,912
Inventories, net	7,374	8,664
Prepaid expenses and other current assets	105,546	71,519
Current portion of deferred tax assets, net	56,330	54,589

Total current assets	1,311,653	1,039,295
Long-term investments — trading	—	38,689
Long-term investments — available-for-sale	585,418	568,957
Property and equipment, net	242,979	247,703
Goodwill	912,848	899,819
Other intangible assets, net	197,223	213,195
Long-term portion of deferred tax assets, net	26,082	37,944
Other assets	42,387	45,545

	$3,318,590	$3,091,147

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$52,583	$57,352
Accrued expenses and other current liabilities	236,871	221,498
Current portion of deferred revenues	594,939	555,514

Total current liabilities	884,393	834,364
Long-term portion of deferred revenues	91,424	63,336
Other liabilities	6,757	4,940
Commitments and contingencies
Stockholders’ equity:
Preferred stock at $.01 par value: 5,000 shares authorized, none issued and outstanding	—	—
Common stock at $.001 par value: 1,000,000 shares authorized; 271,931 and 264,831 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	272	265
Additional paid-in capital	2,844,715	2,587,727
Retained earnings	1,672,990	1,578,084
Accumulated other comprehensive loss	(10,590)	(2,060)

	4,507,387	4,164,016
Less — common stock in treasury, at cost (86,740 and 82,222 shares at June 30, 2010 and December 31, 2009, respectively)	(2,179,592)	(1,975,509)

Total Citrix Systems, Inc. stockholders’ equity	2,327,795	2,188,507
Non-controlling interest	8,221	—

Total stockholders’ equity	2,336,016	2,188,507

	$3,318,590	$3,091,147

See accompanying notes.

CITRIX SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands, except per share information)
Revenues:
Product licenses	$148,733	$129,692	$271,439	$241,592
License updates	168,601	149,334	331,556	297,532
Online services	89,211	75,350	174,161	147,330
Technical services	51,888	38,452	95,549	75,432

Total net revenues	458,433	392,828	872,705	761,886

Cost of net revenues:
Cost of product license revenues	15,149	11,506	27,800	23,000
Cost of services revenues	25,989	21,132	49,679	42,755
Amortization of product related intangible assets	12,417	11,423	24,775	23,522

Total cost of net revenues	53,555	44,061	102,254	89,277

Gross margin	404,878	348,767	770,451	672,609

Operating expenses:
Research and development	79,543	75,160	157,245	146,197
Sales, marketing and services	186,601	167,130	357,121	330,719
General and administrative	60,805	59,552	121,424	118,041
Amortization of other intangibles	3,776	5,163	7,933	10,157
Restructuring	335	2,036	835	22,766

Total operating expenses	331,060	309,041	644,558	627,880

Income from operations	73,818	39,726	125,893	44,729
Interest income	3,837	4,393	7,393	7,108
Interest expense	(85)	(34)	(141)	(158)
Other (expense) income, net	(2,877)	710	(2,444)	(712)

Income before income taxes	74,693	44,795	130,701	50,967
Income taxes	27,136	2,276	35,795	1,521

Net income	$47,557	$42,519	$94,906	$49,446

Earnings per share:
Basic	$0.26	$0.23	$0.51	$0.27

Diluted	$0.25	$0.23	$0.50	$0.27

Weighted average shares outstanding:
Basic	185,256	181,567	184,703	180,960

Diluted	189,278	184,740	189,126	183,560

See accompanying notes.

CITRIX SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2010	2009
	(In thousands)
Operating Activities
Net income	$94,906	$49,446
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	32,708	33,679
Depreciation and amortization of property and equipment	35,447	34,558
Stock-based compensation expense	53,073	56,588
Loss (gain) on investments	1,070	(85)
Provision for doubtful accounts	1,575	1,307
Provision for product returns	959	1,722
Provision for inventory reserves	1,553	1,517
Tax effect of stock-based compensation	12,814	(5,480)
Excess tax benefit from exercise of stock options	(18,114)	(2,898)
Goodwill adjustment	—	5,393
Effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	2,325	(689)
Other non-cash items	706	1,462

Total adjustments to reconcile net income to net cash provided by operating activities	124,116	127,074
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(20,307)	5,546
Inventories	(262)	(154)
Prepaid expenses and other current assets	(42,783)	(29,625)
Other assets	3,668	(4,104)
Deferred tax assets, net	7,918	1,124
Accounts payable	(3,112)	(5,223)
Accrued expenses and other current liabilities	14,247	19,100
Deferred revenues	67,514	4,574
Other liabilities	879	431

Total changes in operating assets and liabilities, net of the effects of acquisitions	27,762	(8,331)

Net cash provided by operating activities	246,784	168,189
Investing Activities
Purchases of available-for-sale investments	(636,758)	(544,315)
Proceeds from sales of available-for-sale investments	243,877	247,111
Proceeds from maturities of available-for-sale investments	238,342	128,570
Proceeds from trading securities	44,560	—
Purchases of property and equipment	(30,072)	(40,166)
Purchases of other assets	(1,000)	(3,000)
Cash paid for acquisitions, net of cash acquired	(10,227)	(1,420)
Cash paid for licensing agreements and product related intangible assets	(10,235)	(1,850)

Net cash used in investing activities	(161,513)	(215,070)
Financing Activities
Proceeds from issuance of common stock under stock-based compensation plans	184,192	77,201
Excess tax benefit from exercise of stock options	18,114	2,898
Stock repurchases, net	(199,944)	(64,994)
Cash paid for tax withholding on vested stock awards	(4,138)	—

Net cash (used in) provided by financing activities	(1,776)	15,105
Effect of exchange rate changes on cash and cash equivalents	(234)	(135)

Change in cash and cash equivalents	83,261	(31,911)
Cash and cash equivalents at beginning of period	261,443	326,121

Cash and cash equivalents at end of period	$344,704	$294,210

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

During the second quarter of 2009, the Company determined that it had incorrectly recorded acquisition-related payments to certain of its employees in connection with the October 2007 acquisition of XenSource, Inc. as purchase consideration and goodwill when such payments should have been recorded as compensation expense. Accordingly, in the second quarter of 2009, the Company recorded $5.4 million of compensation expense related to this item, of which $4.6 million related to prior periods, with a corresponding decrease to goodwill. As this adjustment was related to the correction of an error, the Company performed the analysis required by Staff Accounting Bulletin 99, Materiality, and Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements. Based on this analysis, the Company concluded that the effect of the error was not material to fiscal year 2009 and prior fiscal years from both a quantitative and qualitative perspective. In accordance with the authoritative guidance, the Company corrected and disclosed this error in the quarter ended June 30, 2009.

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

Investments

Short-term and long-term investments at June 30, 2010 and December 31, 2009 primarily consist of agency securities, corporate securities, government securities, commercial paper and municipal securities. Investments classified as available-for-sale are stated at fair value with unrealized gains and losses, net of taxes, reported in accumulated other comprehensive loss. Investments classified as trading securities are stated at fair value with unrealized gains and losses reported in earnings. The Company classifies its available-for-sale investments as current and non-current based on their actual remaining time to maturity. The Company does not recognize changes in the fair value of its available-for-sale investments in income unless a decline in value is considered other-than-temporary in accordance with the authoritative guidance.

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

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Inventory

Inventories are stated at the lower of cost or market on an average cost method and primarily consist of finished goods as of June 30, 2010 and December 31, 2009. Beginning in July 2010, the Company began using the standard cost method, which approximates actual cost, to value its inventory.

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

The Company’s revenue recognition policies are in compliance with the Financial Accounting Standards Board’s (“FASB”) authoritative guidance governing software revenue recognition and because the Company’s Online Services division provides applications as an online service, the Company also follows the provisions of Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition.

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

The Company licenses most of its software products bundled with a one year contract for its Subscription Advantage program. Customers may also elect to purchase subscriptions for license updates, when not bundled with the initial product purchase. Technical support, product training or consulting services may be purchased separately by the customer. The Company’s appliance products are integrated with software that is essential to the functionality of the equipment. Unspecified software upgrades and enhancements can be purchased for the Company’s appliance products through maintenance contracts. Accordingly, for these hardware appliances, the Company accounts for revenue in accordance with authoritative guidance governing software revenue recognition. Online services are sold separately. The Company allocates revenue to license updates and any other undelivered elements of the arrangement based on vendor specific objective evidence (“VSOE”) of fair value of each element and such amounts are deferred until the applicable delivery criteria and other revenue recognition criteria described above have been met. The balance of the revenues, net of any discounts inherent in the arrangement, is recognized at the outset of the arrangement using the residual method as the product licenses are delivered. If management cannot objectively determine the fair value of each undelivered element based on the VSOE of fair value, revenue recognition is deferred until all elements are delivered, all services have been performed, or until fair value can be objectively determined.

In the normal course of business, the Company is not obligated to accept product returns from its distributors under any conditions, unless the product item is defective in manufacture. The Company establishes provisions for estimated returns, as well as other sales allowances, concurrently with the recognition of revenue. Allowances for estimated product returns amounted to approximately $1.4 million and $1.6 million at June 30, 2010 and December 31, 2009, respectively.

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

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. EARNINGS PER SHARE

Basic earnings per share is calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share is computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon vesting or exercise of stock awards (calculated using the treasury stock method) during the period they were outstanding.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share information):

	Three Months ended June 30,		Six Months ended June 30,
	2010	2009	2010	2009
Numerator:
Net income	$47,557	$42,519	$94,906	$49,446

Denominator:
Denominator for basic earnings per share — weighted-average shares outstanding	185,256	181,567	184,703	180,960
Effect of dilutive employee stock awards	4,022	3,173	4,423	2,600

Denominator for diluted earnings per share — weighted-average shares outstanding	189,278	184,740	189,126	183,560

Basic earnings per share	$0.26	$0.23	$0.51	$0.27

Diluted earnings per share	$0.25	$0.23	$0.50	$0.27

Anti-dilutive weighted-average shares	1,965	23,619	1,926	23,154

4. ACQUISITIONS

During the first quarter of 2010, the Company acquired two privately-held companies for a total cash consideration of approximately $9.2 million. The Company recorded approximately $3.7 million of goodwill, which is not deductible for tax purposes, and acquired $8.3 million in assets including $7.1 million of identifiable intangible assets. In addition, the Company assumed liabilities of approximately $2.8 million in conjunction with the acquisitions. The Company has included the effects of these transactions in its results of operations prospectively from the respective dates of the acquisitions, which effects were not material to its consolidated results.

5. INVESTMENTS

Available-for-sale Investments

Investments in available-for-sale securities at fair value were as follows for the periods ended (in thousands):

	June 30, 2010				December 31, 2009
Description of the Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency securities	$545,678	$2,003	$(343)	$547,338	$507,443	$1,412	$(781)	$508,074
Corporate securities	386,447	826	(3,088)	384,185	315,239	1,255	(5,295)	311,199
Government securities	98,825	217	(24)	99,018	30,269	146	(70)	30,345
Commercial paper	17,433	—	(7)	17,426	26,314	—	(1)	26,313
Municipal securities	15,705	73	(6)	15,772	31,177	25	(8)	31,194

Total	$1,064,088	$3,119	$(3,468)	$1,063,739	$910,442	$2,838	$(6,155)	$907,125

The change in net unrealized losses on available-for-sale securities recorded in other comprehensive loss includes unrealized gains (losses) that arose from changes in market value of specifically identified securities that were held during the period and gains (losses) that were previously unrealized, but have been recognized in current period net income due to sales or maturities of available-for-sale securities. This reclassification has no effect on total comprehensive income or stockholders’ equity and was immaterial for all periods presented.

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the three and six months ended June 30, 2010, the Company received proceeds from sales of available-for-sale investments of $127.7 million and $243.9 million, respectively, and for the three and six months ended June 30, 2009, it received proceeds from the sales of available-for-sale investments of $223.7 million and $247.1 million, respectively. For the three and six months ended June 30, 2010, the Company had realized gains on the sales of available-for-sale investments of $2.4 million and $2.6 million, respectively. For the three and six months ended June 30, 2010, the Company had realized losses on the sales of available-for-sale investments of $0.3 million. For the three and six months ended June 30, 2009, the Company had realized gains on the sales of available-for-sale investments of $0.3 million. There were no realized losses on the sales of available-for-sale investments during those periods in 2009. All realized gains and losses related to the sales of available-for-sale investments are included in other (expense) income, net, in the accompanying condensed consolidated statements of income.

The average remaining maturities of the Company’s short-term and long-term available-for-sale investments at June 30, 2010 were approximately six months and nine years, respectively.

Unrealized Losses on Available-for-Sale Investments

The following table shows the gross unrealized losses and fair value of the Company’s available-for-sale investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position as of June 30, 2010 (in thousands):

	Less than 12 Months		12 Months or Greater		Total
Description of the Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$159,896	$840	$49,752	$2,248	$209,648	$3,088
Agency securities	96,857	341	618	2	97,475	343

Total	$256,753	$1,181	$50,370	$2,250	$307,123	$3,431

The Company’s long-term unrealized loss in corporate bonds is primarily comprised of an investment issued by AIG Matched Funding Corporation (the “AIG Capped Floater”) with a face value of $50.0 million, which matures in September 2011. American International Group, Inc. (“AIG”), as the issuer’s parent, provided a guarantee of the security at the time of purchase in September 2006. As of June 30, 2010, the unrealized loss of $2.1 million, which is included in accumulated other comprehensive loss, was primarily caused by AIG experiencing liquidity challenges which were reportedly precipitated by problems in the capital markets. AIG’s lack of liquidity triggered a downgrade in the credit ratings for its long-term issues by two rating agencies in 2008. As a result of AIG’s liquidity challenges, in November 2008, the Federal Reserve Bank of New York (“FRBNY”) intervened with a five-year credit facility to help stabilize AIG and its effect on the overall market. In addition, on March 2, 2009, AIG announced that further actions were taken in cooperation with the U.S. Department of Treasury and the FRBNY to provide AIG with additional financial stability. As of the date of this report, AIG has not been reported to have defaulted on capital repayments to holders of its recently matured debt and it continues to pay interest on the Company’s AIG Capped Floater. Because the Company does not intend to sell the AIG Capped Floater and it is more likely than not that it will not be required to sell the security before the recovery of its amortized cost basis, which may not occur until maturity, it does not consider the security to be other-than-temporarily impaired.

If AIG’s financial position deteriorates, the Company may be required to further adjust the carrying value of the AIG Capped Floater and potentially recognize an impairment charge for an other-than-temporary decline in the fair value of the investment. Based on the Company’s available cash and other investments, it does not currently anticipate that the lack of liquidity caused by holding the AIG Capped Floater to recovery will have a material adverse effect on the Company’s financial position.

Trading Investments

The Company held municipal auction rate securities, the majority of which were triple-A rated, whose underlying assets were generally student loans that were substantially backed by the federal government under the Federal Family Education Loan Program through investment accounts managed by UBS Financial Services, Inc. (“UBS”). The market for municipal auction rate securities in the Company’s portfolio began experiencing auction failures in 2008. In November 2008, the Company formally accepted the terms of a settlement (the “Settlement”) from UBS. Upon accepting the terms of the Settlement, the Company received an enforceable, non-transferrable right (the “Put Option”) that enabled it to sell its auction rate securities back to UBS during the period between June 30, 2010 and July 2, 2012 at par value. On June 30, 2010, the Company executed the Put Option and sold all of its remaining investments in auction rate securities back to UBS at par. During the three and six months ended June 30, 2010, the Company realized a gain of $5.6 million and $5.9 million, respectively, related to the sale of its investments in auction rate securities and a corresponding loss of $5.8 million and $6.0 million, respectively, related to the settlement of the Put Option, both of which are included in other (expense) income, net, in the accompanying condensed consolidated statements of income. See Note 6 for additional information regarding the Put Option and auction rate securities.

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6. FAIR VALUE MEASUREMENTS

The authoritative guidance defines fair value as an exit price, representing the amount that would either be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1. Observable inputs such as quoted prices in active markets for identical assets or liabilities;

•	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	As of June 30, 2010	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Short-term investments- available-for-sale	$478,321	$478,321	$—	$—
Prepaid expenses and other current assets	5,701	—	5,701	—
Long-term investments- available-for-sale	585,418	537,498	—	47,920
Accrued expenses and other current liabilities	12,985	—	12,985	—

The Company measures its cash flow hedges, which are classified as prepaid expenses and other current assets and accrued expenses and other current liabilities, at fair value based on indicative prices in active markets and generally measures its investments in available-for-sale securities at fair value based on quoted prices in active markets for identical securities. See Note 5 for more information regarding the Company’s available-for-sale investments.

In order to measure the AIG Capped Floater at fair value, the Company used a discounted cash flow model. The Company then discounted those cash flows at a rate reflecting the market risk inherent in holding an AIG security with a similar maturity as evidenced by pricing in the markets. Since utilizing a discounted cash flow model required the Company to make assumptions that were not directly or indirectly observable regarding the AIG Capped Floater’s fair value, during 2009, it was transferred to Level 3 and is included in the table below.

Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

	Put Option	Investments	Total
	(in thousands)
Balance at December 31, 2009	$6,048	$83,785	$89,833
Proceeds received on Level 3 securities	—	(44,560)	(44,560)
Decrease in previously recognized unrealized losses included in accumulated other comprehensive loss	—	2,824	2,824
Total realized (losses) gains included in earnings	(6,048)	5,871	(177)

Balance at June 30, 2010	$—	$47,920	$47,920

Realized (losses) gains included in earnings for the period are reported in other (expense) income, net. See Note 5 for more information regarding the settlement of the auction rate securities and related Put Option.

Additional Disclosures Regarding Fair Value Measurements

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair value due to the short maturity of these items.

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. STOCK-BASED COMPENSATION

The Company’s stock-based compensation program is a long-term retention program that is intended to attract and reward talented employees and align stockholder and employee interests. As of June 30, 2010, the Company had two stock-based compensation plans under which it was granting stock options and non-vested stock units. The Company is currently granting stock-based awards from its Amended and Restated 2005 Equity Incentive Plan (as amended, the “2005 Plan”) and its 2005 Employee Stock Purchase Plan (the “2005 ESPP”). In connection with certain of the Company’s acquisitions, the Company has assumed several plans from acquired companies. The Company’s Board of Directors has provided that no new awards will be granted under the Company’s acquired stock plans. The Company’s superseded and expired stock plans include the Amended and Restated 1995 Stock Plan, Second Amended and Restated 2000 Director and Officer Stock Option and Incentive Plan, Second Amended and Restated 1995 Non-Employee Director Stock Option Plan and Third Amended and Restated 1995 Employee Stock Purchase Plan. Awards previously granted under these plans and still outstanding typically expire ten years from the date of grant and will continue to be subject to all the terms and conditions of such plans, as applicable.

Under the terms of the 2005 Plan, the Company is authorized to grant incentive stock options (“ISOs”), non-qualified stock options (“NSOs”), non-vested stock, non-vested stock units, stock appreciation rights (“SARs”), and performance units and to make stock-based awards to full and part-time employees of the Company and its subsidiaries or affiliates, where legally eligible to participate, as well as consultants and non-employee directors of the Company. Currently, the 2005 Plan provides for the issuance of a maximum of 37,600,000 shares of common stock of which 5,500,000 shares were authorized by the Company’s Board of Directors in April 2010 and subsequently approved by its stockholders in May 2010. Under the 2005 Plan, ISOs must be granted at exercise prices no less than fair market value on the date of grant, except for ISOs granted to employees who own more than 10% of the Company’s combined voting power, for which the exercise prices must be no less than 110% of the fair market value at the date of grant. NSOs and SARs must be granted at no less than fair market value on the date of grant, or in the case of SARs in tandem with options, at the exercise price of the related option. Non-vested stock awards may be granted for such consideration in cash, other property or services, or a combination thereof, as determined by the Company’s Compensation Committee of its Board of Directors. All stock-based awards, other than the long-term incentive awards discussed below, are exercisable or issuable upon vesting. The Company’s policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award. As of June 30, 2010, there were 32,217,853 shares of common stock reserved for issuance pursuant to the Company’s stock-based compensation plans and the Company had authorization under its 2005 Plan to grant 15,587,184 additional stock-based awards.

Under the 2005 ESPP, all full-time and certain part-time employees of the Company are eligible to purchase common stock of the Company twice per year at the end of a six-month payment period (a “Payment Period”). During each Payment Period, eligible employees who so elect may authorize payroll deductions in an amount no less than 1% nor greater than 10% of his or her base pay for each payroll period in the Payment Period. At the end of each Payment Period, the accumulated deductions are used to purchase shares of common stock from the Company up to a maximum of 12,000 shares for any one employee during a Payment Period. Shares are purchased at a price equal to 85% of the fair market value of the Company’s common stock on the last business day of a Payment Period. Employees who, after exercising their rights to purchase shares of common stock in the 2005 ESPP, would own shares representing 5% or more of the voting power of the Company’s common stock, are ineligible to participate under the 2005 ESPP. The 2005 ESPP provides for the issuance of a maximum of 10,000,000 shares of common stock. As of June 30, 2010, 1,738,536 shares had been issued under the 2005 ESPP. The Company recorded stock-based compensation costs related to the 2005 ESPP of $0.6 million and $1.3 million for the three and six months ended June 30, 2010, respectively.

Stock-Based Compensation

The detail of the total stock-based compensation recognized by income statement classification is as follows (in thousands):

Income Statement Classifications	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Cost of services revenues	$333	$397	$628	$821
Research and development	14,677	14,330	28,611	28,544
Sales, marketing and services	8,158	7,754	15,068	15,338
General and administrative	4,978	5,959	8,766	11,885

Total	$28,146	$28,440	$53,073	$56,588

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

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The weighted average fair value of stock options granted during the three months ended June 30, 2010 was $10.95. The total intrinsic value of options exercised during the three and six months ended June 30, 2010 was $28.6 million and $113.2 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares. As of June 30, 2010, there was $62.7 million of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted-average period of 1.69 years.

The assumptions used to value option grants are as follows:

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Expected volatility factor	0.31	0.38	0.31 – 0.33	0.38 – 0.44
Approximate risk free interest rate	1.55%	1.38%	1.45% – 1.55%	1.31% – 1.38%
Expected term (in years)	3.16	3.17	3.16	3.17 – 3.37
Expected dividend yield	0%	0%	0%	0%

Non-vested Stock

The Company assumed shares of non-vested stock in conjunction with its acquisition of XenSource, Inc. Upon assumption, these shares were reset to vest over three years at a rate of 33.3% of the shares granted one year from date of grant and at a rate of 2.78% monthly thereafter based on service. As of June 30, 2010, the number of non-vested shares granted and outstanding was 138,534 and there was $5.0 million of total unrecognized compensation cost related to non-vested stock. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 0.33 years.

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

Annually, the Company also awards vice presidents and senior executives non-vested stock units from the 2005 Plan that vest based on service. These non-vested stock units vest 33.33% on each anniversary subsequent to the date of the award. Each non-vested stock unit, upon vesting, will represent the right to receive one share of the Company’s common stock. In addition, the Company awards non-vested stock units to all of its non-employee directors. These units vest monthly in equal installments based on service and, upon vesting, each stock unit represents the right to receive one share of the Company’s common stock. As of June 30, 2010, the number of non-vested stock units outstanding was 1,212,015 and there was $37.6 million of total unrecognized compensation cost related to non-vested stock units. The unrecognized cost is expected to be recognized over a weighted-average period of 2.47 years.

Long-term Incentive Plan

In May 2009, the Company granted certain senior level executives restricted stock units that vest based on market and service conditions as part of a long-term incentive plan. The number of restricted stock units underlying each award is determined at the end of a three-year performance period ending December 31, 2011. In order to vest, the Company’s stock price must appreciate by at least ten percent by the end of the performance period. If the Company’s stock appreciation is at least ten percent, then the percentage of the restricted stock units that will vest will be determined by comparing the Company’s stock price appreciation to the appreciation of

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

the weighted average of two stock market indices comprised of the Standard & Poor’s 500 Index (the “S&P 500”), which has been assigned a two-thirds weighting, and the iShares Standard & Poor’s North America Technology Index (the “IGM”), which has been assigned a one-third weighting. Based on the level of performance, up to 200% of the award may vest. After vesting, the shares underlying the award will be issued at the earliest of six months and one day after the participant’s separation from the Company (other than termination for cause), the participant’s death, or the effective date of a change in control of the Company. In the event of a change in control of the Company prior to the end of the performance period, the payout of any award is limited to a prorated portion of such award based upon a performance assessment prior to the change in control date.

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

The estimated fair value of each award was $24.16 as of the date of grant. As of June 30, 2010, the number of restricted stock units granted pursuant to this award was 175,667 and there was $2.7 million of total unrecognized compensation cost related to restricted stock units. The unrecognized cost is expected to be recognized over 1.58 years.

8. LONG-TERM DEBT

Effective on August 9, 2005, the Company entered into a revolving credit facility (the “Credit Facility”) with a group of financial institutions (the “Lenders”). Effective September 27, 2006, the Company entered into an amendment and restatement of its Credit Facility (the “Amendment”). The Amendment decreased the overall range of interest rates the Company must pay on amounts outstanding on the Credit Facility and lowered the facility fee. In addition, the Amendment extended the term of the Credit Facility. The Credit Facility, as amended, allows the Company to increase the revolving credit commitment up to a maximum aggregate revolving credit commitment of $175.0 million. The Credit Facility, as amended, will expire on September 27, 2011 and it currently provides for a revolving line of credit in the aggregate amount of $100.0 million, subject to continued covenant compliance. A portion of the revolving line of credit (i) in the aggregate amount of $25.0 million may be available for issuances of letters of credit and (ii) in the aggregate amount of $15.0 million may be available for swing line loans. The Credit Facility, as amended, currently bears interest at LIBOR plus 0.32% and adjusts in the range of 0.32% to 0.80% above LIBOR based on the level of the Company’s total debt and its adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) as defined in the agreement. In addition, the Company is required to pay a quarterly facility fee ranging from 0.08% to 0.20% based on the aggregate amount available under the Credit Facility, as amended, and the level of the Company’s total debt and its adjusted EBITDA. Borrowings under the Credit Facility, as amended, are guaranteed by the Company and certain of the Company’s U.S. and foreign subsidiaries, which guarantees are secured by a pledge of shares of certain foreign subsidiaries. As of June 30, 2010, there were no amounts outstanding under the Credit Facility, as amended.

The Credit Facility, as amended, contains customary default provisions, and the Company must comply with various financial and non-financial covenants. The financial covenants consist of a minimum interest coverage ratio and a maximum consolidated leverage ratio. The primary non-financial covenants contain certain limits on the Company’s ability to pay dividends, conduct certain mergers or acquisitions, make certain investments and loans, incur future indebtedness or liens, alter the Company’s capital structure or sell stock or assets. As of June 30, 2010, the Company was in compliance with all covenants of the Credit Facility.

9. SEGMENT INFORMATION

During the first quarter of 2010, the Company changed how it measures profitability internally, develops its annual plan and allocates its resources from a geography-based approach (which included the Americas, EMEA, Asia-Pacific and the Company’s Online Services division), to a product division-based approach. This change reflects how the Company markets and sells its products. Accordingly, the Company has revised its reportable segments to reflect the way its chief operating decision maker (“CODM”) is currently managing and viewing the business. In addition, previously reported segment results have been restated to conform to the 2010 presentation. The Company’s revenues are derived from sales of its Enterprise division products which include its Desktop Solutions, Datacenter and Cloud Solutions and related technical services and from sales of its Online Services division’s web collaboration, connectivity and remote support services. The Enterprise division and the Online Services division constitute the Company’s two reportable segments.

The Company does not engage in intercompany revenue transfers between segments. The Company’s CODM evaluates the Company’s performance based primarily on profitability from its Enterprise division products and Online Services division products. Segment profit for each segment includes certain research and development, sales, marketing, general and administrative expenses directly attributable to the segment as well as other corporate costs allocated to the segment and excludes certain expenses that are managed outside of the reportable segments. Costs excluded from segment profit primarily consist of certain restructuring charges, stock-based compensation costs, amortization of product related technology, amortization of other intangible assets, net interest and other (expense) income. Accounting policies of the Company’s segments are the same as its consolidated accounting policies. In addition, the Company will evaluate goodwill for impairment at the operating segment level, which represents its reporting units.

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Net revenues and segment profit, classified by the Company’s two reportable segments were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net revenues:
Enterprise division	$369,222	$317,478	$698,544	$614,556
Online Services division	89,211	75,350	174,161	147,330

Consolidated	$458,433	$392,828	$872,705	$761,886

Segment profit:
Enterprise division	$95,251	$69,696	$170,709	$124,825
Online Services division	23,241	17,092	41,800	32,937
Unallocated expenses (1):
Amortization of intangible assets	(16,193)	(16,586)	(32,708)	(33,679)
Restructuring	(335)	(2,036)	(835)	(22,766)
Net interest and other income	875	5,069	4,808	6,238
Stock-based compensation	(28,146)	(28,440)	(53,073)	(56,588)

Consolidated income before income taxes	$74,693	$44,795	$130,701	$50,967

(1)	Represents expenses presented to management on a consolidated basis only and not allocated to the operating segments.

In addition to evaluating the Company’s profitability by product division, its CODM also evaluates net revenues by product groupings and geographic locations, including the Company’s Online Services division.

The following table presents revenues by product grouping for the Company’s Enterprise division and Online Services division, for the following periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net revenues:
Desktop Solutions revenues (1)	$289,550	$251,474	$553,515	$494,477
Online Services division revenues	89,211	75,350	174,161	147,330
Datacenter and Cloud Solutions revenues (2)	74,444	61,802	135,145	111,073
Other	5,228	4,202	9,884	9,006

Total net revenue	$458,433	$392,828	$872,705	$761,886

(1)	Desktop Solutions revenues are primarily comprised of sales from the Company’s desktop virtualization product, XenDesktop and the Company’s application virtualization product, XenApp.
(2)

Datacenter and Cloud Solutions revenues are primarily comprised of sales from the Company’s application networking products which include NetScaler, Access Gateway and Branch Repeater and the Company’s virtual infrastructure products which include XenServer and Essentials for Hyper-V.

The following table presents revenues by geographic location, including the Online Services division for the following periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net revenues:
Americas	$203,199	$173,753	$380,931	$329,543
EMEA	125,160	112,637	244,515	225,355
Asia-Pacific	40,863	31,088	73,098	59,658
Online Services division	89,211	75,350	174,161	147,330

Total net revenue	$458,433	$392,828	$872,705	$761,886

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10. RESTRUCTURING

During the first quarter of 2009, the Company announced a restructuring program and reduced its headcount by approximately 450 full-time positions. The restructuring program was completed in 2009. Total costs incurred to date were $27.3 million, of which $26.1 million was related to the Company’s Enterprise division and $1.2 million was related to its Online Services division.

Restructuring charges related to the reduction of the Company’s headcount and non-cancelable lease costs related to the consolidation and exiting of excess facilities by segment consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Enterprise division	$174	$1,908	$674	$22,177
Online Services division	161	128	161	589

Total restructuring charges	$335	$2,036	$835	$22,766

Restructuring accruals

As of June 30, 2010, the $2.8 million in outstanding restructuring liability primarily relates to non-cancelable lease costs related to the consolidation of excess facilities that the Company expects to pay over the lives of the related obligations through fiscal 2012.

The activity in the Company’s restructuring accruals for the six months ended June 30, 2010 is summarized as follows (in thousands):

Total
Balance at January 1, 2010	$3,492
Employee severance and related costs	295
Adjustments to non-cancelable lease costs and other charges	540
Payments	(1,562)
Reversal of previous charges	—

Balance at June 30, 2010	$2,765

As of June 30, 2010, restructuring accruals by segment consisted of the following (in thousands):

Total
Enterprise division	$2,447
Online Services division	318

Total restructuring accruals	$2,765

11. DERIVATIVE FINANCIAL INSTRUMENTS

Cash Flow Hedges

As of June 30, 2010, the Company’s derivative assets and liabilities resulted from cash flow hedges related to its forecasted operating expenses transacted in local currencies. A substantial portion of the Company’s overseas expenses are and will continue to be transacted in local currencies. To protect against fluctuations in operating expenses and the volatility of future cash flows caused by changes in currency exchange rates, the Company has established a program that uses foreign exchange forward contracts to hedge its exposure to these potential changes. The terms of these instruments, and the hedged transactions to which they relate, generally do not exceed 12 months and the maximum term is 18 months.

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

The total cumulative unrealized (loss) gain on cash flow derivative instruments was $(6.6) million and $4.3 million at June 30, 2010 and December 31, 2009, respectively, and is included in accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets. The net unrealized loss as of June 30, 2010 is expected to be recognized in income over the next twelve months at the same time the hedged items are recognized in income.

As of June 30, 2010, the Company had the following net notional foreign currency forward contracts outstanding (in thousands):

Foreign Currency	Currency Denomination
Australian dollars	AUD 20,656
British pounds sterling	GBP 12,352
Canadian dollars	CAD 5,743
Chinese yuan	CNY 2,239
Euro	EUR 13,620
Hong Kong dollars	HKD 78,830
Indian rupees	INR 726,576
Japanese yen	JPY 1,405,860
Singapore dollars	SGD 7,776
Swiss francs	CHF 13,389

Derivatives not Designated as Hedges

The Company utilizes certain derivative instruments that either do not qualify or are not designated for hedge accounting treatment under the authoritative guidance. Accordingly, changes in the fair value of these contracts are recorded in other (expense) income, net.

A substantial portion of the Company’s overseas assets and liabilities are and will continue to be denominated in local currencies. To protect against fluctuations in earnings caused by changes in currency exchange rates when remeasuring the Company’s balance sheet, it utilizes foreign exchange forward contracts to hedge its exposure to this potential volatility. There were no assets or liabilities related to derivatives not designated as hedges as of June 30, 2010 and December 31, 2009.

Fair Values of Derivative Instruments

	Asset Derivatives				Liability Derivatives
(In thousands)
	June 30, 2010		December 31, 2009		June 30, 2010		December 31, 2009
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid and other current assets	$5,701	Prepaid and other current assets	$8,981	Accrued expenses and other current liabilities	$12,985	Accrued expenses and other current liabilities	$4,141

The Effect of Derivative Instruments on Financial Performance

	For the Three Months ended June 30,
	(In thousands)
Derivatives in Cash Flow Hedging Relationships	Amount of (Loss) Gain Recognized in Other Comprehensive Income (Effective Portion)		Location of (Loss) Gain Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Amount of (Loss) Gain Reclassified from Accumulated Other Comprehensive Loss (Effective Portion)
	2010	2009		2010	2009
Foreign currency forward contracts	$(4,499)	$15,752	Operating expenses	$(1,228)	$4,060

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	For the Six Months ended June 30,
	(In thousands)
Derivatives in Cash Flow Hedging Relationships	Amount of (Loss) Gain Recognized in Other Comprehensive Income (Effective Portion)		Location of (Loss) Gain Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Amount of (Loss) Gain Reclassified from Accumulated Other Comprehensive Loss (Effective Portion)
	2010	2009		2010	2009
Foreign currency forward contracts	$(10,970)	$10,075	Operating expenses	$(4,750)	$5,122

There was no material ineffectiveness in the Company’s foreign currency hedging program in the periods presented.

	For the Three Months ended June 30,
	(In thousands)
Derivatives Not Designated as Hedging Instruments	Location of Loss Recognized in Income on Derivative	Amount of Loss Recognized in Income on Derivative
		2010	2009
Foreign currency forward contracts	Other (expense) income, net	$(394)	$(2,524)

	For the Six Months ended June 30,
	(In thousands)
Derivatives Not Designated as Hedging Instruments	Location of Loss Recognized in Income on Derivative	Amount of Loss Recognized in Income on Derivative
		2010	2009
Foreign currency forward contracts	Other (expense) income, net	$(488)	$(2,290)

12. COMPREHENSIVE INCOME

The components of comprehensive income, net of tax, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income	$47,557	$42,519	$94,906	$49,446
Other comprehensive income:
Change in unrealized (loss) gain on available-for-sale securities	(416)	2,653	2,440	185
Net change due to derivative instruments	(4,499)	15,752	(10,970)	10,075

Comprehensive income	$42,642	$60,924	$86,376	$59,706

The components of accumulated other comprehensive income, net of tax, are as follows (in thousands):

	June 30, 2010	December 31, 2009
Unrealized loss on available-for-sale securities	$(1,502)	$(3,942)
Unrealized (loss) gain on derivative instruments	(6,630)	4,340
Other comprehensive loss on pension liability	(2,458)	(2,458)

Accumulated other comprehensive loss	$(10,590)	$(2,060)

13. INCOME TAXES

The Company’s net unrecognized tax benefits totaled approximately $59.4 million and $46.2 million as of June 30, 2010 and December 31, 2009, respectively. There were no amounts included in the balance at June 30, 2010 of tax positions, which would not affect the annual effective tax rate, and approximately $0.5 million of accrued interest on tax positions, which is included in income tax expense.

The Company and one or more of its subsidiaries is subject to federal income taxes in the United States, as well as income taxes of multiple state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2004.

During the third quarter of 2009, the Internal Revenue Service (“IRS”) concluded its examination of the Company’s income tax returns for 2004 and 2005 and issued a Revenue Agent’s Report (the “RAR”). The RAR asserted income tax deficiencies of

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

approximately $81.3 million (excluding interest) for tax years 2004 and 2005. The Company agreed with all of the adjustments contained in the RAR, with the exception of those related to the transfer pricing and consequential adjustments involving the intercompany transfers of certain intellectually property in earlier tax years. The transfer pricing and any consequential adjustments to the Company’s 2004 and 2005 tax years would impact its income tax liabilities in tax years subsequent to 2005. The Company filed a protest with respect to these adjustments, which caused the matter to be referred to the Appeals Division of the IRS.

In June 2010, the Company reached a settlement in principle with the IRS regarding the income tax deficiencies asserted in the RAR. Under the terms of the settlement in principle, the Company would agree to an assessment of income tax deficiencies in full settlement of all open claims under the RAR and would resolve with finality for future years all of the transfer pricing issues raised in the RAR. Based on this, the Company incurred a charge of approximately $13.1 million in the second quarter of 2010 under the authoritative guidance. Among other things, the authoritative guidance requires application of a “more likely than not” threshold to the recognition and non-recognition of tax positions. It further requires that a change in management judgment related to prior years’ tax positions be recognized in the quarter of such change.

The final settlement requires the finalization of tax deficiency calculations with the IRS and a written agreement signed by the IRS. This process could take several more months to complete. There can be no assurances that a final written agreement will be obtained or that this matter will otherwise be resolved in the Company’s favor. An adverse outcome of this matter could have a material adverse effect on the Company’s results of operations and financial condition.

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

The Company is required to estimate its income taxes in each of the jurisdictions in which it operates as part of the process of preparing its condensed consolidated financial statements. At June 30, 2010, the Company had approximately $82.4 million in deferred tax assets. The authoritative guidance requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company reviews deferred tax assets periodically for recoverability and makes estimates and judgments regarding the expected geographic sources of taxable income and gains from investments, as well as tax planning strategies in assessing the need for a valuation allowance.

The Company maintains certain operational and administrative processes in overseas subsidiaries and its foreign earnings are taxed at lower foreign tax rates. The Company does not expect to remit earnings from its foreign subsidiaries. The Company’s effective tax rate was approximately 36.3% and 5.1% for the three months ended June 30, 2010 and 2009, respectively, and 27.4% and 3.0% for the six months ended June 30, 2010 and 2009, respectively. The increase in the effective tax rate when comparing the three months ended June 30, 2010 to the three months ended June 30, 2009 and the six months ended June 30, 2010 to the six months ended June 30, 2009 is due primarily to the charge related to the settlement in principle with the IRS during the second quarter of 2010, the expiration of the U.S. research and development tax credit on December 31, 2009 and an increase in income in geographic locations taxed at a higher rate. Also contributing to the increase in the effective tax rate when comparing the six months ended June 30, 2010 to the six months ended June 30, 2009 is the impact of the charges recorded in conjunction with the Strategic Restructuring Program in 2009.

14. TREASURY STOCK

Stock Repurchase Programs

The Company’s Board of Directors authorized an ongoing stock repurchase program with a total repurchase authority granted to the Company of $2.5 billion, of which $400.0 million was approved in April 2010. The Company may use the approved dollar authority to repurchase stock at any time until the approved amount is exhausted. The objective of the Company’s stock repurchase program is to improve stockholders’ returns. At June 30, 2010, approximately $356.2 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. A portion of the funds used to repurchase stock over the course of the program was provided by proceeds from employee stock option exercises and the related tax benefit.

The Company is authorized to make open market purchases of its common stock using general corporate funds. Additionally, from time to time, the Company has entered into structured stock repurchase arrangements with large financial institutions using

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

general corporate funds in order to lower the average cost to acquire shares. These programs include terms that require the Company to make up-front payments to the counterparty financial institution and result in the receipt of stock during or at the end of the term of the agreement or the receipt of either stock or cash at the maturity of the agreement, depending on market conditions.

During the three months ended June 30, 2010, the Company expended approximately $100.0 million on open market purchases, repurchasing 2,138,500 shares of outstanding common stock at an average price of $46.74. In addition, as of June 30, 2010, the Company did not have any prepaid notional amounts remaining under its structured stock repurchase programs and it did not make any up-front payments to financial institutions related to structured stock repurchase agreements.

During the six months ended June 30, 2010, the Company expended approximately $199.9 million on open market purchases, repurchasing 4,427,100 shares of outstanding common stock at an average price of $45.16. In addition, during this period, the Company did not make any up-front payments to financial institutions related to structured stock repurchase agreements.

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

Shares for Tax Withholding

During the three months ended June 30, 2010, the Company repurchased 31,126 shares totaling $1.5 million to satisfy tax withholding obligations that arose on the vesting of shares of unvested stock units. During the six months ended June 30, 2010, the Company repurchased 91,601 shares totaling $4.1 million to satisfy tax withholding obligations that arose on the vesting of shares of unvested stock units. These shares are reflected as treasury stock in the Company’s condensed consolidated balance sheets.

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

The Company has operating lease obligations related to two properties that are not fully utilized which continue to 2017 and 2018 with a total remaining obligation at June 30, 2010 of approximately $6.9 million, of which $3.3 million was accrued as of June 30, 2010, and is reflected in accrued expenses and other current liabilities and other liabilities in the accompanying condensed consolidated balance sheets. In calculating this accrual, the Company made estimates, based on market information, including the estimated vacancy periods and sublease rates and opportunities. The Company periodically re-evaluates its estimates related to the vacant facilities.

Asset Retirement Obligation

The Company recognizes the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. The Company has asset retirement obligations related to the restoration of leased facilities and the removal of certain leasehold improvements. Considerable management judgment is required in estimating these obligations. Important assumptions include estimates of asset retirement costs and the timing of future asset retirement activities. Changes in these assumptions based on future information could result in adjustments to these estimated liabilities.

The Company has an asset retirement obligation related to restoring a property to its original condition. The restoration is anticipated to occur at the end of the lease term in 2016. The total obligation related to this asset retirement obligation as of June 30, 2010 is approximately $1.8 million, of which $0.9 million was accrued and is reflected in other liabilities in the accompanying condensed consolidated balance sheet. On July 1, 2010, the Company leased more space in the building and will have an additional asset retirement obligation of $2.9 million related to the space. The restoration related to the additional space is also expected to be incurred in 2016, which is the end of the lease term.

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

Our operating results and financial condition have varied in the past and could in the future vary significantly depending on a number of factors. From time to time, information provided by us or statements made by our employees contain “forward-looking” information that involves risks and uncertainties. In particular, statements contained in this Quarterly Report on Form 10-Q, and in the documents incorporated by reference into this Quarterly Report on Form 10-Q, that are not historical facts, including, but not limited to statements concerning new products, development and offerings of products and services, market positioning, Product Licenses, License Updates, Online Services, Technical Services, Application Networking, Desktop Solutions, Datacenter and Cloud Solutions, Subscription Advantage, XenApp, NetScaler, XenServer and XenDesktop, legal proceedings, corporate bonds, competition and strategy, deferred revenues, stock-based compensation, licensing and subscription renewal programs, intellectual property, international operations, government regulation, the impact of new accounting policies, seasonal factors, sales and sales cycle, revenue recognition, profitability, growth of revenues, composition of revenues, cost of revenues, operating expenses, sales, marketing and services expenses, general and administrative expenses, research and development, valuations of investments and derivative instruments, reinvestment or repatriation of foreign earnings, gross margins, amortization expense, interest income, foreign currency expense, foreign exchange rate fluctuations, impairment charges, fair value measurements, investment transactions (including the AIG Capped Floater and investments in auction rate and available-for-sale securities), asset retirement activities, changes in domestic and foreign economic conditions and credit markets, the Strategic Restructuring Program and related restructuring charges, including costs associated with the consolidation of excess facilities, customer delays or reductions in technology purchases, anticipated operating and capital expenditure requirements, our cash inflows, cash and non-cash charges, contractual obligations, our Credit Facility, in-process research and development, tax rates, estimates and deductions, transfer pricing, the finalization of our tax settlement and written agreement with the IRS, acquisitions, stock repurchases, liquidity, payment of dividends and third party licenses, constitute forward-looking statements and are made under the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are neither promises nor guarantees. Our actual results of operations and financial condition have varied and could in the future vary significantly from those stated in any forward-looking statements. The factors described in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2009, as updated in Part II, Item 1A in this Quarterly Report on Form 10-Q, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q, in the documents incorporated by reference into this Quarterly Report on Form 10-Q or presented elsewhere by our management from time to time. Such factors, among others, could have a material adverse effect upon our business, results of operations and financial condition.

Executive Summary

Overview

Management’s discussion and analysis of financial condition and results of operations is intended to help the reader understand our financial condition and results of operations. This section is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2010. The results of operations for the periods presented in this report are not necessarily indicative of the results expected for the full year or for any future period, due in part to the seasonality of our business. Historically, our revenue for the fourth quarter of any year is typically higher than our revenue for the first quarter of the subsequent year.

We design, develop and market technology solutions that enable IT services to be securely delivered on demand – independent of location, device or network. Our customers achieve lower IT operating costs, increased information security, and greater business agility using Citrix technologies that enable virtual computing. We market and license our products directly to enterprise customers, over the web, and through systems integrators, or SIs, in addition to indirectly through value-added resellers, or VARs, value-added distributors, or VADs, and original equipment manufacturers, or OEMs.

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

The global recession that started in 2008 impacted IT spending, and we see the uncertainties that remain in today’s economic environment, especially in Europe, continuing to impact IT spending, but to a lesser extent than in early 2009. In addition, there is uncertainty surrounding IT spending in the U.S. Federal government sector. The overall uncertainty in these areas may adversely affect sales of our products and may result in longer sales cycles, slower adoption of technologies and increased price competition.

At the same time, however, this uncertain environment puts a much sharper focus on IT products and services that can reduce cost and deliver quick, tangible return on investment, or ROI. With our customers focused on economic value in technology solutions, we intend to continue highlighting our solutions’ abilities to reduce IT costs, increase business flexibility and deliver ROI.

We continue to see increased interest in desktop virtualization as customers are making strategic purchases that include both XenDesktop and XenApp due to our current programs. XenApp and XenDesktop, for example, can reduce the cost of traditional desktop management by virtualizing the desktop and applications in a customer’s datacenter, where they are more easily and efficiently maintained. XenServer and NetScaler can alter the traditional economies of the datacenter by providing much greater levels of flexibility of computing resources, especially with respect to servers, by improving application performance and thereby reducing the amount of processing power involved, and allowing easy reconfiguration of servers for multiple purposes. Our Online Services division is focused on developing and marketing Web-based access, support and collaboration software and services. These services are primarily marketed via the Web to individuals, prosumers and small businesses. Our web collaboration services from our Online Services division offer secure and cost-effective solutions that allow users to host and actively participate in online meetings, webinars and training sessions remotely and reduce costs associated with business travel. Our web connectivity solution offers a secure, simple and cost efficient way for users to access their desktops remotely, and our remote support solution offers secure, on-demand support over the Internet.

Further, we will endeavor to sustain the long-term growth of our businesses and enhance our current solutions through technological innovation, engineering excellence, selective and strategic acquisition of technology, talent and/or companies, and through a commitment to delivering high-quality products and services to customers and partners. We expect to continue to make strategic investments in research and development of existing and new products, and we will invest in research and development of advanced technologies for future application, including increasing research and development capacity and headcount. We believe that delivering innovative and high-value solutions through our Enterprise division’s products and our Online Services divisions’ services is the key to meeting customer and partner needs and achieving our future growth. In addition, we intend to make a significant investment in brand awareness and increased sales, consulting and technical services capacity and headcount to drive larger strategic customer engagements and more focus on SI partnerships as well as investing in new channel programs that allow our partners to upgrade their capabilities in desktop virtualization, which we believe is currently our largest area of opportunity.

On January 28, 2009, we announced the implementation of a strategic restructuring program, or the Strategic Restructuring Program. The Strategic Restructuring Program included reducing our headcount by approximately 450 full-time positions. In the first half of 2009, we incurred a pre-tax charge of $22.8 million related to employee severance and related costs.

During the second quarter of 2009, we determined that we had incorrectly recorded acquisition-related payments to certain of our employees in connection with the October 2007 acquisition of XenSource, Inc., or XenSource, as purchase consideration and goodwill when such payments should have been recorded as compensation expense. Accordingly, in the second quarter of 2009, we recorded compensation expense related to this item of $5.4 million, of which $4.6 million related to prior periods, with a corresponding decrease to goodwill. As this adjustment was related to the correction of an error, we performed the analysis required by Staff Accounting Bulletin 99, Materiality, and Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements. Based on our analysis, we concluded that the effect of the error was not material to fiscal year 2009 and prior fiscal years from both a quantitative and qualitative perspective.

Summary of Results

For the three months ended June 30, 2010 compared to the three months ended June 30, 2009, a summary of our results included:

•	Product License revenue increased 14.7% to $148.7 million;

•	License Updates revenue increased 12.9% to $168.6 million;

•	Online Services revenue increased 18.4% to $89.2 million;

•	Technical Services revenue increased 34.9% to $51.9 million;

•	Operating income increased 85.8% to $73.8 million; and

•	Diluted earnings per share increased 8.7% to $0.25.

The increase in our Product License revenue was primarily driven by increased sales of our Desktop Solutions products, led by XenDesktop. As expected, we saw signs of improvement, including improving dynamics in certain markets and a high level of interest in desktop virtualization due to our current offerings. We currently expect our Product License revenue to increase when comparing the third quarter of 2010 to the third quarter of 2009. The increase in License Updates revenue was driven by sales of new Subscription Advantage licenses. Our Online Services revenue increased due to increased sales of our web collaboration services. The increase in Technical Services revenue was primarily driven by increased sales of support and consulting services related to our Desktop Solutions and Datacenter and Cloud Solutions. Our increase in operating income was driven by our increased revenue as well as leverage gained in overall operating expenses. In addition, net income and diluted earnings per share were impacted by a $13.1 million income tax expense for the settlement in principle we reached with the Internal Revenue Service, or IRS, related to transfer pricing issues. We currently expect that total revenue will increase when comparing the third quarter of 2010 to the third quarter of 2009, as well as when comparing the 2010 fiscal year to the 2009 fiscal year.

Some of our investments continue to experience declines in fair value, which have resulted in impairment charges and unrealized losses in our investment portfolio. We do not currently anticipate that the lack of liquidity caused by holding these investments will have a material adverse effect on our operating cashflows or financial position. We continue to monitor our overall investment portfolio and if the credit ratings of the issuers of our investments deteriorate or if the issuers experience financial difficulty, including bankruptcy, we may be required to make additional adjustments to the carrying value of the securities in our investment portfolio and recognize additional impairment charges for declines in fair value which are determined to be other-than-temporary. See “– Liquidity and Capital Resources” below.

2010 Acquisitions

During the first quarter of 2010, we acquired two privately-held companies for a total cash consideration of approximately $9.2 million. We recorded approximately $3.7 million of goodwill, which is not deductible for tax purposes, and acquired $8.3 million in assets including $7.1 million of identifiable intangible assets. In addition, we assumed liabilities of approximately $2.8 million in conjunction with the acquisitions. We have included the effects of these transactions in our results of operations prospectively from the respective dates of the acquisitions, which were not material to our consolidated results.

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

	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30, 2010 vs. June 30, 2009	Six Months Ended June 30, 2010 vs. June 30, 2009
	2010	2009	2010	2009
Revenues:
Product licenses	$148,733	$129,692	$271,439	$241,592	14.7%	12.4%
License updates	168,601	149,334	331,556	297,532	12.9	11.4
Online services	89,211	75,350	174,161	147,330	18.4	18.2
Technical services	51,888	38,452	95,549	75,432	34.9	26.7

Total net revenues	458,433	392,828	872,705	761,886	16.7	14.5

Cost of net revenues:
Cost of license revenues	15,149	11,506	27,800	23,000	31.7	20.9
Cost of services revenues	25,989	21,132	49,679	42,755	23.0	16.2
Amortization of product related intangible assets	12,417	11,423	24,775	23,522	8.7	5.3

Total cost of net revenues	53,555	44,061	102,254	89,277	21.5	14.5

Gross margin	404,878	348,767	770,451	672,609	16.1	14.5

Operating expenses:
Research and development	79,543	75,160	157,245	146,197	5.8	7.6
Sales, marketing and services	186,601	167,130	357,121	330,719	11.7	8.0
General and administrative	60,805	59,552	121,424	118,041	2.1	2.9
Amortization of other intangible assets	3,776	5,163	7,933	10,157	(26.9)	(21.9)
Restructuring	335	2,036	835	22,766	(83.5)	(96.3)

Total operating expenses	331,060	309,041	644,558	627,880	7.1	2.7

Income from operations	73,818	39,726	125,893	44,729	85.8	181.5
Interest income	3,837	4,393	7,393	7,108	(12.7)	4.0
Interest expense	(85)	(34)	(141)	(158)	150.0	(10.8)
Other (expense) income, net	(2,877)	710	(2,444)	(712)	*	*

Income before income taxes	74,693	44,795	130,701	50,967	66.7	156.4
Income taxes	27,136	2,276	35,795	1,521	*	*

Net income	$47,557	$42,519	$94,906	$49,446	11.8%	91.9%

*	not meaningful

Revenues

Net revenues of our Enterprise division include the following categories: Product Licenses, License Updates and Technical Services. Product Licenses primarily represent fees related to the licensing of the following major products:

•	Our Desktop Solutions, comprised primarily of our desktop virtualization product XenDesktop and our application virtualization product XenApp; and

•

Our Datacenter and Cloud Solutions, comprised primarily of our virtual infrastructure products, XenServer and Essentials for Hyper-V and our application networking products NetScaler, Access Gateway and Branch Repeater.

In addition, we offer incentive programs to our VADs and VARs to stimulate demand for our products. Product License revenues associated with these programs are partially offset by these incentives to our VADs and VARs.

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

Our Online Services division’s revenues consist of fees related to online service agreements from our web collaboration products which primarily include our GoToMeeting, GoToWebinar, Hi-Def Audio, and GoToTraining services, our connectivity service, GoToMyPC, and our remote support services which primarily include GoToAssist. Our Online Services revenue is recognized ratably over the contract term.

	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30, 2010 vs. June 30, 2009	Six Months Ended June 30, 2010 vs. June 30, 2009
	2010	2009	2010	2009
				(In thousands)
Product Licenses	$148,733	$129,692	$271,439	$241,592	$19,041	$29,847
License Updates	168,601	149,334	331,556	297,532	19,267	34,024
Online Services	89,211	75,350	174,161	147,330	13,861	26,831
Technical Services	51,888	38,452	95,549	75,432	13,436	20,117

Total net revenues	$458,433	$392,828	$872,705	$761,886	$65,605	$110,819

Product Licenses

Product License revenue increased for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 primarily due to an increase in sales of our Desktop Solutions products, led by XenDesktop, of $13.5 million and our Datacenter and Cloud Solutions products of $5.8 million. Product License revenues increased for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 primarily due to increases in sales of our Desktop Solutions products of $17.8 million and our Datacenter and Cloud Solutions of $12.6 million. These increases in Product License revenue were primarily due to the factors discussed in the Executive Summary above. We currently expect Product License sales to increase when comparing the third quarter of 2010 to the third quarter of 2009 due to the increased demand we are seeing in our Desktop Solutions and Datacenter and Cloud Solutions products as well as the other factors discussed in the Executive Summary above.

License Updates

License Updates revenue increased for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 primarily due to an increase in new Subscription Advantage license sales, led by XenDesktop, of $12.5 million and renewals related to our Subscription Advantage product over a larger base of subscribers of $6.7 million. License Update revenue increased for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 primarily due to an increase in new Subscription Advantage license sales of $18.7 million and renewals related to our Subscription Advantage product over a larger base of subscribers of $15.3 million. We currently anticipate that License Updates revenue will increase when comparing the third quarter of 2010 to the third quarter of 2009.

Online Services

Online Services revenue increased for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 and for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 primarily due to increased sales of our web collaboration services. We currently expect Online Services revenues to continue to increase when comparing the third quarter of 2010 to the third quarter of 2009 due to anticipated growth in sales of our web collaboration services.

Technical Services

Technical Services revenue increased for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 primarily due to increased sales of support and consulting services related to our to our Desktop Solutions products of $7.2 million and increased sales of support services related Datacenter and Cloud Solutions products of $5.9 million. Technical Services revenue increased for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 primarily due to increased sales of our support and consulting services related to our Desktop Solutions products of $10.5 million and increased sales of support services related Datacenter and Cloud Solutions products of $9.4 million. We currently expect Technical Services sales to increase when comparing the third quarter of 2010 to the third quarter of 2009 consistent with the increase in Product License revenues as discussed above.

Deferred Revenue

Deferred revenues are primarily comprised of License Updates revenue from our Subscription Advantage product, Technical Services revenues related to our support services and consulting contracts and Online Services revenues from annual service agreements for our Online Services products. Deferred revenues increased approximately $67.5 million as of June 30, 2010 compared to December 31, 2009 primarily due to increased sales of our Subscription Advantage product of $44.5 million, increased sales of our support services of $12.4 million and increased sales of our online service agreements of $7.5 million. We currently expect deferred revenues to increase for the remainder of 2010 primarily due to anticipated increases in sales of XenDesktop as discussed in the Executive Summary above.

International Revenues

International revenues (sales outside the United States) accounted for approximately 42.5% of our net revenues for the three months ended June 30, 2010 and 42.1% of our net revenues for the three months ended June 30, 2009. International revenues accounted for approximately 42.7% of our net revenues for the six months ended June 30, 2010 and 42.9% of our net revenues for the six months ended June 30, 2009. See Note 9 to our condensed consolidated financial statements for detailed information on net revenues by geography.

Segment Revenues

During the first quarter of 2010, we changed how we measure profitability internally, develop our annual plan and allocate our resources from a geography-based approach (which included the Americas; Europe, the Middle East and Africa; Asia-Pacific and our Online Services division), to a product division-based approach. This change reflects how we market and sell our products. Accordingly, we have revised our reportable segments to reflect the way we are currently managing and viewing the business. Our revenues are derived from sales of Enterprise division products which primarily include our Desktop Solutions, Datacenter and Cloud Solutions products and related technical services and from our Online Services division’s web collaboration, connectivity and remote support services. The Enterprise division and the Online Services division constitute our two reportable segments.

An analysis of our reportable segment net revenue is presented below (in thousands):

					Increase for the
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30, 2010 vs. June 30, 2009	Six Months Ended June 30, 2010 vs. June 30, 2009
	2010	2009	2010	2009
Enterprise division	$369,222	$317,478	$698,544	$614,556	16.3%	13.7%
Online Services division	89,211	75,350	174,161	147,330	18.4	18.2

Net revenues	$458,433	$392,828	$872,705	$761,886	16.7%	14.5%

With respect to our segment revenues, the increase in net revenues for the comparative periods presented was due primarily to the factors previously discussed above. See Note 9 of our condensed consolidated financial statements for additional information on our segment revenues.

Cost of Net Revenues

	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30, 2010 vs. June 30, 2009	Six Months Ended June 30, 2010 vs. June 30, 2009
	2010	2009	2010	2009
	(In thousands)
Cost of product license revenues	$15,149	$11,506	$27,800	$23,000	$3,643	$4,800
Cost of services revenues	25,989	21,132	49,679	42,755	4,857	6,924
Amortization of product related intangible assets	12,417	11,423	24,775	23,522	994	1,253

Total cost of net revenues	$53,555	$44,061	$102,254	$89,277	$9,494	$12,977

Cost of product license revenues consists primarily of hardware, product media and duplication, manuals, packaging materials, shipping expense and royalties. Cost of services revenue consists primarily of compensation and other personnel-related costs of providing technical support and consulting, as well as the costs related to our Online Services products. Also included in cost of net revenues is amortization of product related intangible assets.

Cost of product license revenues increased for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 and for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 primarily due to increased sales of our Datacenter and Cloud Solutions products some of which contain hardware components that have a higher cost than our other software products. We currently anticipate cost of product license revenues will increase when comparing the third quarter of 2010 to the third quarter of 2009 consistent with the anticipated increase in Product License sales.

Cost of services revenues increased for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 and for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 primarily due to an increase in sales of technical services related to our Desktop Solutions products. We currently anticipate cost of services revenues will increase when comparing the third quarter of 2010 to the third quarter of 2009 consistent with the anticipated increase in sales of our consulting services and as we continue to improve and expand our web collaboration offerings.

Gross Margin

Gross margin as a percentage of revenue was 88.3% for the three months ended June 30, 2010 and 88.8% for the three months ended June 30, 2009. Gross margin as a percentage of revenue was 88.3% for the six months ended June 30, 2010 and the six months ended June 30, 2009.

Operating Expenses

Foreign Currency Impact on Operating Expenses

A substantial majority of our overseas operating expenses and capital purchasing activities are transacted in local currencies and are therefore subject to fluctuations in foreign currency exchange rates. In order to minimize the impact on our operating results, we generally initiate our hedging of currency exchange risks up to one year in advance of anticipated foreign currency expenses. When the dollar is weak, the resulting increase to foreign currency denominated expenses will be partially offset by the gain in our hedging contracts. When the dollar is strong, the resulting decrease to foreign currency denominated expenses will be partially offset by the aggregate loss in our hedging contracts. There is a risk that there will be fluctuations in foreign currency exchange rates beyond the one-year timeframe for which we hedge our risk. When comparing the three and six months ended June 30, 2010 to the three and six months ended June 30, 2009, we experienced gains in our hedging programs primarily due to the overall weaker dollar compared to most major currencies at the time we entered into the contracts, which is typically one year in advance of the hedged expenses occurring.

Research and Development Expenses

	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30, 2010 vs. June 30, 2009	Six Months Ended June 30, 2010 vs. June 30, 2009
	2010	2009	2010	2009
	(In thousands)
Research and development	$79,543	$75,160	$157,245	$146,197	$4,383	$11,048

Research and development expenses consisted primarily of personnel related costs and facility and equipment costs directly related to our research and development activities. We expensed substantially all development costs included in the research and development of our products.

Research and development expenses increased during the three months ended June 30, 2010 compared to the three months ended June 30, 2009 primarily due to an increase in compensation and other employee related costs of $7.6 million related to annual merit increases and strategic hiring in research and development as discussed above in our Executive Summary. In addition, the second quarter of 2009 included $5.2 million in compensation expense due an adjustment of goodwill related to our 2007 XenSource Acquisition. We expect research and development expense to increase when comparing the third quarter of 2010 to the third quarter of 2009 as we continue to develop existing and new products as well as invest in research and development of advanced technologies for future application.

Research and development expenses increased during the six months ended June 30, 2010 compared to the six months ended June 30, 2009 primarily due to an increase in compensation and other employee related costs of $15.2 million related to merit increases and strategic hiring in research and development as discussed above in our Executive Summary. In addition, the second quarter of 2009 included $5.2 million in compensation expense due an adjustment of goodwill related to our 2007 acquisition of XenSource. For more information regarding the adjustment made to the XenSource acquisition goodwill, see the Executive Summary above.

Sales, Marketing and Services Expenses

	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30, 2010 vs. June 30, 2009	Six Months Ended June 30, 2010 vs. June 30, 2009
	2010	2009	2010	2009
	(In thousands)
Sales, marketing and services	$186,601	$167,130	$357,121	$330,719	$19,471	$26,402

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

Sales, marketing and services expenses increased during the three months ended June 30, 2010 compared to the three months ended June 30, 2009 primarily due to a $14.0 million increase in compensation and employee related costs due to merit increases and an increase in variable compensation related to higher sales as well as increases made in our sales force. Also contributing to the increase in sales, marketing and services expenses was a $3.6 million increase in marketing program costs related to our investment in brand awareness campaigns. We expect sales, marketing and services expenses to increase when comparing the third quarter of 2010 to the third quarter of 2009 as we continue to promote brand awareness and increase sales, consulting and technical services capacity.

Sales, marketing and services expenses increased during the six months ended June 30, 2010 compared to the six months ended June 30, 2009 primarily due to a $23.1 million increase in compensation and employee related costs due to merit increases and an increase in variable compensation related to higher sales as well as increases made in our sales force. Also contributing to the increase in sales, marketing and services expenses was a $5.8 million increase in marketing program costs related to our investment in brand awareness campaigns.

General and Administrative Expenses

	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30, 2010 vs. June 30, 2009	Six Months Ended June 30, 2010 vs. June 30, 2009
	2010	2009	2010	2009
	(In thousands)
General and administrative	$60,805	$59,552	$121,424	$118,041	$1,253	$3,383

General and administrative expenses consisted primarily of personnel related costs and expenses related to outside consultants assisting with information systems, as well as accounting and legal fees.

General and administrative expenses increased for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 primarily due to an increase in compensation and employee related costs of $4.4 million due to merit increases and additional headcount primarily in IT. This increase is partially offset by a decrease in professional fees of $2.1 million. We currently anticipate that general and administrative expenses will increase when comparing the third quarter of 2010 to the third quarter of 2009 primarily due to investments in IT to support our growth.

General and administrative expenses increased for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 primarily due to an increase in compensation and employee related costs of $6.3 million due to merit increases and additional headcount primarily in IT. This increase is partially offset by a decrease in stock-based compensation of $3.0 million.

Amortization of Other Intangible Assets

	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30, 2010 vs. June 30, 2009	Six Months Ended June 30, 2010 vs. June 30, 2009
	2010	2009	2010	2009
	(In thousands)
Amortization of other intangible assets	$3,776	$5,163	$7,933	$10,157	$(1,387)	$(2,224)

The decrease in amortization of other intangible assets when comparing the three months ended June 30, 2010 to the three months ended June 30, 2009 and the six months ended June 30, 2010 to the six months ended June 30, 2009 was primarily due to certain assets becoming fully amortized during the period. As of June 30, 2010, we had unamortized other identified intangible assets with estimable useful lives in the net amount of $40.7 million.

Restructuring Expenses

	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30, 2010 vs. June 30, 2009	Six Months Ended June 30, 2010 vs. June 30, 2009
	2010	2009	2010	2009
	(In thousands)
Restructuring	$335	$2,036	$835	$22,766	$(1,701)	$(21,931)

On January 28, 2009, we announced the implementation of the Strategic Restructuring Program, which primarily included the reduction of our headcount by approximately 450 full-time positions. The pre-tax charges we incurred were primarily related to severance and other costs directly related to the reduction of our workforce and costs related to the consolidation of certain of our facilities. The restructuring program was completed by the end of 2009. For more information, see “—Executive Summary— Overview” and Note 10 to our condensed consolidated financial statements.

Interest Income

	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30, 2010 vs. June 30, 2009	Six Months Ended June 30, 2010 vs. June 30, 2009
	2010	2009	2010	2009
	(In thousands)
Interest income	$3,837	$4,393	$7,393	$7,108	$(556)	$285

Interest income decreased for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 primarily due to decreased interest rates earned which was partially offset by overall higher average cash, cash equivalent and investment balances. For more information, see “ — Liquidity and Capital Resources.”

Other (Expense) Income, Net

	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30, 2010 vs. June 30, 2009	Six Months Ended June 30, 2010 vs. June 30, 2009
	2010	2009	2010	2009
	(In thousands)
Other (expense) income	$(2,877)	$710	$(2,444)	$(712)	$(3,587)	$(1,732)

Other (expense) income, net, is primarily comprised of remeasurement of foreign currency transaction gains (losses) and realized gains (losses) related to changes in the fair value of our investments that have a decline in fair value that is considered other-than-temporary, if any, and on the sale of available-for-sale investments. The increase in other (expense) income, net, during the three months ended June 30, 2010 compared to the three months ended June 30, 2009 and during the six months ended June 30, 2010 compared to the six months ended June 30, 2009 is primarily due to an increase in losses related to the remeasurement of our foreign currency transactions due to the strengthening of the U.S. dollar during the periods presented.

Income Taxes

As of June 30, 2010, our net unrecognized tax benefits totaled approximately $59.4 million. There were no amounts included in the balance at June 30, 2010 for tax positions, which would not affect the annual effective tax rate and approximately $0.5 million of accrued interest on tax positions, which is included in income tax expense.

We and certain of our subsidiaries are subject to federal income taxes in the United States, or U.S., as well as income taxes of multiple state and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2004.

In June 2010, we reached a settlement in principle with the IRS regarding the income tax deficiencies asserted in the Revenue Agent’s Report, or RAR. Under the terms of the settlement in principle, we would agree to an assessment of income tax deficiencies in full settlement of all open claims under the RAR and would resolve with finality for future years all of the transfer pricing issues raised in the RAR. Based on this, we incurred a charge of $13.1 million in the second quarter of 2010 under the authoritative guidance. Among other things, the authoritative guidance requires application of a “more likely than not” threshold to the recognition and non-recognition of tax positions. It further requires that a change in management judgment related to prior years’ tax positions be recognized in the quarter of such change.

The final settlement requires the finalization of tax deficiency calculations with the IRS and a written agreement signed by the IRS. This process could take several more months to complete. There can be no assurances that a final written agreement will be obtained or that this matter will otherwise be resolved in our favor. An adverse outcome of this matter could have a material adverse effect on our results of operations and financial condition.

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

We are required to estimate our income taxes in each of the jurisdictions in which we operate as part of the process of preparing our condensed consolidated financial statements. At June 30, 2010, we had approximately $82.4 million in deferred tax assets. The authoritative guidance requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We review deferred tax assets periodically for recoverability and make estimates and judgments regarding the expected geographic sources of taxable income and gains from investments, as well as tax planning strategies in assessing the need for a valuation allowance.

We maintain certain operational and administrative processes in overseas subsidiaries and our foreign earnings are taxed at lower foreign tax rates. We do not expect to remit earnings from our foreign subsidiaries. Our effective tax rate was approximately 36.3% for the three months ended June 30, 2010 and 5.1% for the three months ended June 30, 2009, and 27.4% for the six months ended June 30, 2010 and 3.0% for the six months ended June 30, 2009. The increase in the effective tax rate when comparing the three months ended June 30, 2010 to the three months ended June 30, 2009 and the six months ended June 30, 2010 to the six months ended June 30, 2009 is due primarily to the charge related to the settlement in principle with the IRS during the second quarter of 2010, the expiration of the U.S. research and development tax credit on December 31, 2009 and an increase in income in geographic locations taxed at a higher rate. Also contributing to the increase in the effective tax rate when comparing the six months ended June 30, 2010 to the six months ended June 30, 2009, is the impact of the charges recorded in conjunction with the Strategic Restructuring Program in 2009.

Liquidity and Capital Resources

During the six months ended June 30, 2010, we generated positive operating cash flows of $246.8 million. These operating cash flows related primarily to net income of $94.9 million, adjusted for, among other things, non-cash charges, including depreciation and amortization expenses of $68.2 million and stock-based compensation expense of $53.1 million. Also contributing to these cash inflows was an aggregate increase in operating assets and liabilities of $27.8 million, net of effects of our acquisitions. Our investing activities used $161.5 million of cash consisting primarily of cash paid for net purchases of investments of $110.0 million and the purchase of property and equipment of $30.1 million. Also contributing to these cash outflows was cash paid for acquisitions and licensing agreements and product related intangible assets of $20.5 million. Our financing activities used cash of $1.8 million primarily due to stock repurchases of $199.9 million. This financing cash outflow was partially offset by proceeds received from the issuance of common stock under our employee stock-based compensation plans of $184.2 million.

During the six months ended June 30, 2009, we generated positive operating cash flows of $168.2 million. These cash flows related primarily to net income of $49.4 million, adjusted for, among other things, non-cash charges, including depreciation and amortization expenses of $68.2 million, stock-based compensation expense of $56.6 million, and a goodwill adjustment of $5.4 million. These cash inflows are partially offset by an aggregate decrease in operating assets and liabilities of $8.3 million, net of effects of our acquisitions, the tax effect of stock-based compensation of $5.5 million and an operating cash outflow of $2.9 million related to the excess benefit from the exercise of stock options. Our investing activities used $215.1 million of cash consisting primarily of cash paid for net purchases of investments of $168.6 million. Also contributing to these cash outflows are the purchase of property and equipment of $40.2 million. Our financing activities provided cash of $15.1 million primarily from proceeds received from the issuance of common stock under our employee stock-based compensation plans of $77.2 million partially offset by expenditures on our stock repurchase program of $65.0 million.

Historically, significant portions of our cash inflows were generated by our operations. We currently expect this trend to continue throughout 2010. We believe that our existing cash and investments together with cash flows expected from operations will be sufficient to meet expected operating and capital expenditure requirements for the next 12 months.

Cash, Cash Equivalents and Investments

	June 30, 2010	December 31, 2009	2010 Compared to 2009
	(In thousands)
Cash, cash equivalents and investments	$1,408,443	$1,207,257	$201,186

The increase in cash, cash equivalents and investments when comparing June 30, 2010 to December 31, 2009, is primarily due to cash provided by our operating activities of $246.8 million and cash received from the issuance of common stock under our employee stock-based compensation plans of $184.2 million partially offset by expenditures made on stock repurchases of $199.9 million and purchases of property and equipment of $30.1 million. See “– Liquidity and Capital Resources.” We generally invest our cash and cash equivalents in investment grade, highly liquid securities to allow for flexibility in the event of immediate cash needs. Our short-term and long-term investments primarily consist of interest-bearing securities.

Available-for-sale investments

As of June 30, 2010, we recorded an unrealized loss of approximately $2.1 million, which is included in accumulated other comprehensive loss, related to our $50.0 million face value investment issued by AIG Matched Funding Corporation, or the AIG Capped Floater, which matures in September 2011. American International Group, Inc., or AIG, as the issuer’s parent, provided a guarantee of the security at the time of purchase in September 2006. The unrealized loss was primarily caused by AIG experiencing liquidity challenges which were reportedly precipitated by problems in the capital markets. AIG’s lack of liquidity triggered a downgrade in the credit ratings for its long-term issues by two rating agencies in 2008. As a result of AIG’s liquidity challenges, in November 2008 the Federal Reserve Bank of New York, or the FRBNY, intervened with a five-year credit facility to help stabilize AIG and the overall market. In addition, on March 2, 2009, AIG announced further actions were taken in cooperation with the U.S. Department of Treasury and the FRBNY to provide AIG with additional financial stability. As of the date of this report, AIG has not been reported to have defaulted on capital repayments to holders of its recently matured debt and it continues to pay us interest on the AIG Capped Floater. Because we do not intend to sell the AIG Capped Floater and it is more likely than not that we will not be required to sell the security before the recovery of its amortized cost basis, which may not occur until maturity, we do not consider the security to be other-than-temporarily impaired.

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

Trading Investments

We held municipal auction rate securities, the majority of which were triple-A rated, whose underlying assets were generally student loans that were substantially backed by the federal government under the Federal Family Education Loan Program through investment accounts managed by UBS Financial Services, Inc., or UBS. The market for municipal auction rate securities in our portfolio began experiencing auction failures in 2008. In November 2008, we formally accepted the terms of a settlement, or the Settlement, from UBS. Upon accepting the terms of the Settlement, we received an enforceable, non-transferrable right, or the Put Option, that enabled us to sell our auction rate securities back to UBS during the period between June 30, 2010 and July 2, 2012 at par value. On June 30, 2010, we executed the Put Option and sold all of our remaining investments in auction rate securities back to UBS at par. During the three months ended June 30, 2010, we realized a gain of $5.6 million related to the sale of our investments in auction rate securities and a corresponding loss of $5.8 million related to the settlement of the Put Option. During the six months ended June 30, 2010, we realized a gain of $5.9 million related to the sale of our investments in auction rate securities and a corresponding loss of $6.0 million related to the settlement of the Put Option. These gains and losses are included in other (expense) income, net, in our condensed consolidated statements of income. See Note 6 to our condensed consolidated financial statements for additional information regarding the Put Option and auction rate securities.

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

Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

	Put Option	Long-term Investments	Total
	(In thousands)
Balance at December 31, 2009	$6,048	$83,785	$89,833
Proceeds received on Level 3 securities	—	(44,560)	(44,560)
Decrease in previously recognized unrealized losses included in accumulated other comprehensive loss	—	2,824	2,824
Total realized (losses) gains included in earnings	(6,048)	5,871	(177)

Balance at June 30, 2010	$—	$47,920	$47,920

Realized (losses) gains included in earnings for the period are reported in other (expense) income, net.

Accounts Receivable, Net

	June 30, 2010	December 31, 2009	2010 Compared to 2009
	(In thousands)
Accounts receivable	$324,598	$309,748	$14,850
Allowance for returns	(1,406)	(1,617)	211
Allowance for doubtful accounts	(3,814)	(3,219)	(595)

Accounts receivable, net	$319,378	$304,912	$14,466

The increase in accounts receivable when comparing June 30, 2010 to December 31, 2009 was primarily due to an increase in sales in the last month of the second quarter of 2010 compared to the last month of the fourth quarter of 2009. The activity in our allowance for returns was comprised primarily of $1.2 million in credits issued for returns during the first half of 2010 partially offset by $1.0 million of provisions for returns recorded in the first half of 2010. The activity in our allowance for doubtful accounts was comprised primarily of $1.6 million in additional provisions for doubtful accounts recorded during the first half of 2010 partially offset by $1.0 million of uncollectible accounts written off, net of recoveries. From time to time, we could maintain individually significant accounts receivable balances from our distributors or customers, which are comprised of large business enterprises, governments and small and medium-sized businesses. If the financial condition of our distributors or customers deteriorates, our operating results could be adversely affected.

Credit Facility

Effective on August 9, 2005, we entered into a revolving credit facility, or the Credit Facility, with a group of financial institutions, or the Lenders. Effective September 27, 2006, we entered into an amendment and restatement of the Credit Facility, or the Amendment. The Amendment decreased the overall range of interest we will pay on amounts outstanding on the Credit Facility and lowered the facility fee. In addition, the Amendment extended the term of the Credit Facility. The Credit Facility, as amended, allows us to increase the revolving credit commitment up to a maximum aggregate revolving credit commitment of $175.0 million. The Credit Facility, as amended, will expire on September 27, 2011 and it currently provides for a revolving line of credit in the aggregate amount of $100.0 million, subject to continued covenant compliance. A portion of the revolving line of credit (1) in the aggregate amount of $25.0 million may be available for issuances of letters of credit and (2) in the aggregate amount of $15.0 million may be available for swing line loans. The Credit Facility, as amended, currently bears interest at the London Interbank Offered Rate, or LIBOR, plus 0.32% and adjusts in the future in the range of 0.32% to 0.80% above LIBOR based on the level of our total debt and our adjusted earnings before interest, taxes, depreciation and amortization, or EBITDA. In addition, we are required to pay an annual facility fee ranging from 0.08% to 0.20% based on the aggregate amount available under the Credit Facility, as amended, and the level of our total debt and adjusted EBITDA. During the three months ended June 30, 2010, no funds were borrowed under the Credit Facility, as amended, and as of June 30, 2010 there were no amounts outstanding under the Credit Facility, as amended.

The Credit Facility, as amended, contains customary default provisions, and we must comply with various financial and non-financial covenants. The financial covenants consist of a minimum interest coverage ratio and a maximum consolidated leverage ratio. The primary non-financial covenants contain certain limits on our ability to pay dividends, conduct certain mergers or acquisitions, make certain investments and loans, incur future indebtedness or liens, alter our capital structure or sell stock or assets. As of June 30, 2010, we were in compliance with all covenants of the Credit Facility.

Stock Repurchase Program

Our Board of Directors authorized an ongoing stock repurchase program with a total repurchase authority granted to us of $2.5 billion, of which $400.0 million was approved in April 2010. We may use the approved dollar authority to repurchase stock at any time until the approved amounts are exhausted. The objective of our stock repurchase program is to improve stockholders’ returns. At June 30, 2010, approximately $356.2 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. A portion of the funds used to repurchase stock over the course of the program was provided by proceeds from employee stock option exercises and the related tax benefit.

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

During the three months ended June 30, 2010, we expended approximately $100.0 million on open market purchases, repurchasing 2,138,500 shares of outstanding common stock at an average price of $46.74. In addition, as of June 30, 2010, we did not have any prepaid notional amounts remaining under our structured stock repurchase programs and we did not make any up-front payments to financial institutions related to structured stock repurchase agreements.

During the six months ended June 30, 2010, we expended approximately $199.9 million on open market purchases, repurchasing 4,427,100 shares of outstanding common stock at an average price of $45.16. In addition, during this period, we did not make up-front payments to certain financial institutions related to structured stock repurchase agreements.

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

Shares for Tax Withholding

During the three months ended June 30, 2010, we repurchased 31,126 shares totaling $1.5 million to satisfy tax withholding obligations that arose on the vesting of shares of unvested stock units. During the six months ended June 30, 2010, we repurchased 91,601 shares totaling $4.1 million to satisfy tax withholding obligations that arose on the vesting of shares of unvested stock units. These shares are reflected as treasury stock in our condensed consolidated balance sheet.

Office Leases

We have operating lease obligations related to two properties that are not fully utilized which continues to 2017 and 2018 with a total remaining obligation at June 30, 2010 of approximately $6.9 million, of which $3.3 million was accrued as of June 30, 2010, and is reflected in accrued expenses and other current liabilities and other liabilities in our condensed consolidated financial statements. In calculating this accrual, we made estimates, based on market information, including the estimated vacancy periods and sublease rates and opportunities. We periodically re-evaluate our estimates related to the vacant facilities.

Asset Retirement Obligation

We recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. We have asset retirement obligations related to the restoration of leased facilities and the removal of certain leasehold improvements. Considerable management judgment is required in estimating these obligations. Important assumptions include estimates of asset retirement costs and the timing of future asset retirement activities. Changes in these assumptions based on future information could result in adjustments to these estimated liabilities.

We have an asset retirement obligation related to restoring a property to its original condition. The restoration is anticipated to occur at the end of the lease term in 2016. The total obligation related to this asset retirement obligation as of June 30, 2010 is approximately $1.8 million, of which $0.9 million was accrued and is reflected in other liabilities in our condensed consolidated balance sheet. On July 1, 2010, we leased more space in the building and will have an additional asset retirement obligation of $2.9 million related to the space. The restoration related to the additional space is also expected to be incurred in 2016, which is the end of the lease term.

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

Evaluation of Disclosure Controls and Procedures

As of June 30, 2010, our management, with the participation of our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that, as of June 30, 2010, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated by and communicated to our management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Purchases of Equity Securities by the Issuer

Our Board of Directors has authorized an ongoing stock repurchase program with a total repurchase authority granted to us of $2.5 billion, of which $400.0 million was approved in April 2010. The objective of the stock repurchase program is to improve stockholders’ returns. At June 30, 2010, approximately $356.2 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. The following table shows the monthly activity related to our stock repurchase program for the quarter ended June 30, 2010:

	(a) Total Number of Shares (or Units) Purchased (1)(2)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or approximate dollar value) of Shares (or Units) that may yet be Purchased under the Plans or Programs
April 1, 2010 through April 30, 2010	824,390	$47.84	824,390	$418,194
May 1, 2010 through May 31, 2010	1,344,800	46.07	1,344,800	356,236
June 1, 2010 through June 30, 2010	436	43.16	436	356,217

Total	2,169,626	$46.74	2,169,626	$356,217

(1)	Represents shares received under our prepaid stock repurchase programs and acquired in open market purchases. We expended approximately $100.0 million during the quarter ended June 30, 2010 for repurchases of our common stock. For more information see Note 14 to our condensed consolidated financial statements.
(2)	Includes shares repurchased to satisfy tax withholding obligations that arose on the vesting of shares of unvested stock units

ITEM 5.	OTHER INFORMATION

Our policy governing transactions in our securities by our directors, officers and employees permits our officers, directors and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. We have been advised that Alvaro Monserrat, our Senior Vice President, Sales and Services entered into a new trading plan in the second quarter of 2010 in accordance with Rule 10b5-1 and our policy governing transactions in our securities Mr. Monserrat entered into his trading plan to exercise soon to expire stock options and to sell the underlying shares of common stock. We undertake no obligation to update or revise the information provided herein, including for revision or termination of an established trading plan.

ITEM 6.	EXHIBITS

(a)	List of exhibits

Exhibit No.	Description
10.1*	First Amendment to Citrix Systems, Inc. Amended and Restated 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 28, 2010)

10.2	Amendment No. 2 to Credit Agreement, dated as of June 30, 2010, among Citrix Systems, Inc., Citrix International GmbH, JP Morgan Chase Bank, N.A., JP Morgan Securities, Inc. and certain other financial institutions

31.1	Rule 13a-14(a) / 15d-14(a) Certification

31.2	Rule 13a-14(a) / 15d-14(a) Certification

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial statements from Citrix Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, as filed with the SEC on August 9, 2010, formatted in XBRL, as follows:

(i) the Condensed Consolidated Balance Sheets
(ii) the Condensed Consolidated Statement of Income
(iii) the Condensed Consolidated Statements of Cash Flows
(iv) the Notes to Condensed Consolidated Financial Statements, tagged in summary and detail

*	Indicates a management contract or a compensatory plan, contract or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 9th day of August 2010.

CITRIX SYSTEMS, INC.

By:	/S/ DAVID J. HENSHALL
David J. Henshall
Senior Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1*	First Amendment to Citrix Systems, Inc. Amended and Restated 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 28, 2010)

10.2	Amendment No. 2 to Credit Agreement, dated as of June 30, 2010, among Citrix Systems, Inc., Citrix International GmbH, JP Morgan Chase Bank, N.A., JP Morgan Securities, Inc. and certain other financial institutions

31.1	Rule 13a-14(a) / 15d-14(a) Certification

31.2	Rule 13a-14(a) / 15d-14(a) Certification

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial statements from Citrix Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, as filed with the SEC on August 9, 2010, formatted in XBRL, as follows:

(i) the Condensed Consolidated Balance Sheets
(ii) the Condensed Consolidated Statement of Income
(iii) the Condensed Consolidated Statements of Cash Flows
(iv) the Notes to Condensed Consolidated Financial Statements, tagged in summary and detail

*	Indicates a management contract or a compensatory plan, contract or arrangement.