Form 10-Q
period 2010-09-30
CITRIX SYSTEMS INC
filed 2010-11-09
CIK 877890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

As of November 3, 2010 there were 187,774,447 shares of the registrant’s Common Stock, $.001 par value per share, outstanding.

CITRIX SYSTEMS, INC.

Form 10-Q

For the Quarterly Period Ended September 30, 2010

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CITRIX SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2010	December 31, 2009
	(In thousands, except par value)
Assets
Current assets:
Cash and cash equivalents	$398,988	$261,443
Short-term investments — available-for-sale	503,191	338,168
Accounts receivable, net of allowances of $4,377 and $4,836 at September 30, 2010 and December 31, 2009, respectively	273,286	304,912
Inventories	7,349	8,664
Prepaid expenses and other current assets	142,371	71,519
Current portion of deferred tax assets, net	61,463	54,589

Total current assets	1,386,648	1,039,295
Long-term investments — trading	—	38,689
Long-term investments — available-for-sale	689,211	568,957
Property and equipment, net	247,208	247,703
Goodwill	923,463	899,819
Other intangible assets, net	191,079	213,195
Long-term portion of deferred tax assets, net	17,677	37,944
Other assets	41,701	45,545

	$3,496,987	$3,091,147

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$58,472	$57,352
Accrued expenses and other current liabilities	250,051	221,498
Current portion of deferred revenues	580,739	555,514

Total current liabilities	889,262	834,364
Long-term portion of deferred revenues	99,434	63,336
Other liabilities	6,697	4,940
Commitments and contingencies
Stockholders’ equity:
Preferred stock at $.01 par value: 5,000 shares authorized, none issued and outstanding	—	—
Common stock at $.001 par value: 1,000,000 shares authorized; 276,327 and 264,831 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	276	265
Additional paid-in capital	3,019,486	2,587,727
Retained earnings	1,760,769	1,578,084
Accumulated other comprehensive income (loss)	2,494	(2,060)

	4,783,025	4,164,016
Less — common stock in treasury, at cost (88,592 and 82,222 shares at September 30, 2010 and December 31, 2009, respectively)	(2,289,652)	(1,975,509)

Total Citrix Systems, Inc. stockholders’ equity	2,493,373	2,188,507
Non-controlling interest	8,221	—

Total stockholders’ equity	2,501,594	2,188,507

	$3,496,987	$3,091,147

See accompanying notes.

CITRIX SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands, except per share information)
Revenues:
Product licenses	$151,758	$129,060	$423,197	$370,652
License updates	174,128	151,041	505,684	448,573
Online services	91,660	78,878	265,821	226,208
Technical services	54,687	42,063	150,236	117,495

Total net revenues	472,233	401,042	1,344,938	1,162,928

Cost of net revenues:
Cost of product license revenues	19,325	13,191	47,125	36,191
Cost of services revenues	25,934	20,685	75,613	63,440
Amortization of product related intangible assets	12,539	11,542	37,314	35,064

Total cost of net revenues	57,798	45,418	160,052	134,695

Gross margin	414,435	355,624	1,184,886	1,028,233

Operating expenses:
Research and development	87,399	68,865	244,644	215,062
Sales, marketing and services	174,734	168,233	531,855	498,952
General and administrative	67,404	57,254	188,828	175,295
Amortization of other intangibles	3,334	5,111	11,267	15,268
Restructuring	87	61	922	22,827

Total operating expenses	332,958	299,524	977,516	927,404

Income from operations	81,477	56,100	207,370	100,829
Interest income	3,638	4,059	11,031	11,167
Interest expense	(131)	(85)	(272)	(243)
Other income (expense), net	2,193	1,651	(251)	939

Income before income taxes	87,177	61,725	217,878	112,692
Income taxes	(602)	8,302	35,193	9,823

Net income	$87,779	$53,423	$182,685	$102,869

Earnings per share:
Basic	$0.47	$0.29	$0.99	$0.57

Diluted	$0.46	$0.29	$0.96	$0.56

Weighted average shares outstanding:
Basic	186,558	182,531	185,397	181,541

Diluted	191,004	186,334	189,827	184,344

See accompanying notes.

CITRIX SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
	(In thousands)
Operating Activities
Net income	$182,685	$102,869
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	48,581	50,332
Depreciation and amortization of property and equipment	54,045	51,991
Stock-based compensation expense	83,906	84,480
Loss (gain) on investments	1,667	(18)
Provision for doubtful accounts	1,939	1,473
Provision for product returns	1,316	2,666
Provision for inventory reserves	2,244	1,704
Tax effect of stock-based compensation	36,814	(4,392)
Excess tax benefit from exercise of stock options	(43,098)	(6,943)
Goodwill adjustment	—	5,393
Effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	(1,303)	2,601
Other non-cash items	844	2,456

Total adjustments to reconcile net income to net cash provided by operating activities	186,955	191,743
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	25,802	(7,238)
Inventories	(928)	729
Prepaid expenses and other current assets	(73,206)	(26,816)
Other assets	3,632	(5,188)
Deferred tax assets, net	7,574	(135)
Accounts payable	3,542	(3,693)
Accrued expenses and other current liabilities	38,403	27,203
Deferred revenues	61,324	22,459
Other liabilities	1,182	128

Total changes in operating assets and liabilities, net of the effects of acquisitions	67,325	7,449

Net cash provided by operating activities	436,965	302,061
Investing Activities
Purchases of available-for-sale investments	(1,009,881)	(810,624)
Proceeds from sales of available-for-sale investments	384,625	352,219
Proceeds from maturities of available-for-sale investments	344,969	201,292
Proceeds from trading securities	44,560	—
Purchases of property and equipment	(53,101)	(56,800)
Purchases of other assets	(3,500)	(3,000)
Cash paid for acquisitions, net of cash acquired	(20,672)	(2,120)
Cash paid for licensing agreements and product related intangible assets	(12,882)	(3,290)

Net cash used in investing activities	(325,882)	(322,323)
Financing Activities
Proceeds from issuance of common stock under stock-based compensation plans	310,830	129,135
Excess tax benefit from exercise of stock options	43,098	6,943
Stock repurchases, net	(324,906)	(139,990)
Cash paid for tax withholding on vested stock awards	(4,237)	(95)

Net cash provided by (used in) financing activities	24,785	(4,007)
Effect of exchange rate changes on cash and cash equivalents	1,677	(1,484)

Change in cash and cash equivalents	137,545	(25,753)
Cash and cash equivalents at beginning of period	261,443	326,121

Cash and cash equivalents at end of period	$398,988	$300,368

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

The condensed consolidated financial statements of the Company include the accounts of its wholly-owned subsidiaries in the Americas, Europe, the Middle East and Africa (“EMEA”), Asia-Pacific and the Online Services division. All significant transactions and balances between the Company and its subsidiaries have been eliminated in consolidation. In addition, the Company presents non-controlling interests within the equity section of its condensed consolidated financial statements in accordance with the revised authoritative guidance for the presentation and disclosure of non-controlling interests of a consolidated subsidiary. The results from operations related to the non-controlling interest were immaterial for all periods presented.

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

Investments

Short-term and long-term investments at September 30, 2010 and December 31, 2009 primarily consist of agency securities, corporate securities, government securities, commercial paper and municipal securities. Investments classified as available-for-sale are stated at fair value with unrealized gains and losses, net of taxes, reported in accumulated other comprehensive income (loss). Investments classified as trading securities are stated at fair value with unrealized gains and losses reported in earnings. The Company classifies its available-for-sale investments as current and non-current based on their actual remaining time to maturity. The Company does not recognize changes in the fair value of its available-for-sale investments in income unless a decline in value is considered other-than-temporary in accordance with the authoritative guidance.

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

Inventories

Inventories are stated at the lower of cost or market on a standard cost basis, which approximates actual cost. The Company’s inventories primarily consist of finished goods as of September 30, 2010 and December 31, 2009.

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

In the normal course of business, the Company is not obligated to accept product returns from its distributors under any conditions, unless the product item is defective in manufacture. The Company establishes provisions for estimated returns, as well as other sales allowances, concurrently with the recognition of revenue. Allowances for estimated product returns amounted to approximately $0.7 million and $1.6 million at September 30, 2010 and December 31, 2009, respectively.

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

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share information):

	Three Months ended September 30,		Nine Months ended September 30,
	2010	2009	2010	2009
Numerator:
Net income	$87,779	$53,423	$182,685	$102,869

Denominator:
Denominator for basic earnings per share — weighted-average shares outstanding	186,558	182,531	185,397	181,541
Effect of dilutive employee stock awards	4,446	3,803	4,430	2,803

Denominator for diluted earnings per share — weighted-average shares outstanding	191,004	186,334	189,827	184,344

Basic earnings per share	$0.47	$0.29	$0.99	$0.57

Diluted earnings per share	$0.46	$0.29	$0.96	$0.56

Anti-dilutive weighted-average shares	1,625	12,151	1,933	18,704

4. ACQUISITIONS

2010 Acquisitions

On September 7, 2010, the Company acquired all of the issued and outstanding securities of VMLogix, Inc. (“VMLogix”), a privately held Delaware corporation headquartered in Santa Clara, California. VMLogix is a provider of virtualization management software for private and public cloud computing systems. The total consideration for this transaction was approximately $15.3 million, comprised of approximately $12.2 million in cash and approximately $3.1 million related to VMLogix liabilities settled in conjunction with the acquisition. The source of funds for this transaction consisted of available cash. The Company recorded approximately $10.5 million of goodwill, which is not deductible for tax purposes, and acquired $9.3 million in assets including $7.5 million of identifiable intangible assets. The Company assumed liabilities of approximately $4.5 million in conjunction with the acquisition. In addition, the Company also assumed stock options for which the vesting period reset fully upon the closing of the transaction. When these stock options vest, they will be exercisable for 47,784 shares of the Company’s common stock. The Company has included the effect of this transaction in its results of operations prospectively from the date of the acquisition, which effect was not material to its consolidated results.

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

5. INVESTMENTS

Available-for-sale Investments

Investments in available-for-sale securities at fair value were as follows for the periods ended (in thousands):

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	September 30, 2010				December 31, 2009
Description of the Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency securities	$639,175	$2,819	$(339)	$641,655	$507,443	$1,412	$(781)	$508,074
Corporate securities	437,521	1,243	(911)	437,853	315,239	1,255	(5,295)	311,199
Government securities	78,557	315	(16)	78,856	30,269	146	(70)	30,345
Commercial paper	17,936	—	—	17,936	26,314	—	(1)	26,313
Municipal securities	16,083	27	(8)	16,102	31,177	25	(8)	31,194

Total	$1,189,272	$4,404	$(1,274)	$1,192,402	$910,442	$2,838	$(6,155)	$907,125

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

For the three and nine months ended September 30, 2010, the Company received proceeds from sales of available-for-sale investments of $140.7 million and $384.6 million, respectively, and for the three and nine months ended September 30, 2009, it received proceeds from the sales of available-for-sale investments of $105.1 million and $352.2 million, respectively. For the three and nine months ended September 30, 2010, the Company had realized gains on the sales of available-for-sale investments of $0.1 million and $2.6 million, respectively. The Company had no realized losses on the sales of available-for-sale investments during the three months ended September 30, 2010. For the nine months ended September 30, 2010, the Company had realized losses on the sales of available-for-sale investments of $0.3 million. For the three and nine months ended September 30, 2009, the Company had realized gains on the sales of available-for-sale investments of $0.3 million and $0.6 million, respectively. The Company had realized losses on the sales of available-for-sale investments of $0.1 million during both the three and nine months ended September 30, 2009. All realized gains and losses related to the sales of available-for-sale investments are included in other income (expense), net, in the accompanying condensed consolidated statements of income.

The average remaining maturities of the Company’s short-term and long-term available-for-sale investments at September 30, 2010 were approximately six months and eight years, respectively.

Unrealized Losses on Available-for-Sale Investments

The gross unrealized losses on the Company’s available-for-sale investments that are not deemed to be other-than-temporarily impaired were not material as of September 30, 2010. This was primarily due to a recovery in value of the Company’s investment issued by AIG Matched Funding Corporation (the “AIG Capped Floater”) with a face value of $50.0 million, which matures in September 2011. As of September 30, 2010, the unrealized loss related to the AIG Capped Floater was $0.7 million, which is included in accumulated other comprehensive income (loss). As of the date of this report, American International Group, Inc. (“AIG”) has not been reported to have defaulted on capital repayments to holders of its recently matured debt. Because the Company does not intend to sell the AIG Capped Floater and it is more likely than not that it will not be required to sell the security before the recovery of its amortized cost basis, which may not occur until maturity, it does not consider the security to be other-than-temporarily impaired.

Trading Investments

The Company held municipal auction rate securities, the majority of which were triple-A rated, whose underlying assets were generally student loans that were substantially backed by the federal government under the Federal Family Education Loan Program through investment accounts managed by UBS Financial Services, Inc. (“UBS”). The market for municipal auction rate securities in the Company’s portfolio began experiencing auction failures in 2008. In November 2008, the Company formally accepted the terms of a settlement (the “Settlement”) from UBS. Upon accepting the terms of the Settlement, the Company received an enforceable, non-transferrable right (the “Put Option”) that enabled it to sell its auction rate securities back to UBS. On June 30, 2010, the Company exercised the Put Option and sold all of its remaining investments in auction rate securities back to UBS at par. During 2010, the Company realized a gain of $6.0 million related to the sale of its investments in auction rate securities and a corresponding loss of $6.0 million related to the settlement of the Put Option, both of which are included in other income (expense), net, in the accompanying condensed consolidated statements of income.

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6. FAIR VALUE MEASUREMENTS

The authoritative guidance defines fair value as an exit price, representing the amount that would either be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1. Observable inputs such as quoted prices in active markets for identical assets or liabilities;

•	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	As of September 30, 2010	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Short-term investments- available-for-sale	$503,191	$453,842	$—	$49,349
Prepaid expenses and other current assets	13,424	—	13,424	—
Long-term investments- available-for-sale	689,211	689,211	—	—
Accrued expenses and other current liabilities	9,768	—	9,768	—

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

In order to measure the AIG Capped Floater at fair value, the Company used a discounted cash flow model. The Company then discounted those cash flows at a rate reflecting the market risk inherent in holding an AIG security with a similar maturity as evidenced by pricing in the markets. Since utilizing a discounted cash flow model required the Company to make assumptions that were not directly or indirectly observable regarding the AIG Capped Floater’s fair value, accordingly it is a Level 3 valuation and is included in the table below.

Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

	Put Option	Investments	Total
	(In thousands)
Balance at December 31, 2009	$6,048	$83,785	$89,833
Proceeds received on Level 3 securities	—	(44,560)	(44,560)
Decrease in previously recognized unrealized losses included in accumulated other comprehensive income (loss)	—	4,253	4,253
Total realized (losses) gains included in earnings	(6,048)	5,871	(177)

Balance at September 30, 2010	$—	$49,349	$49,349

Realized (losses) gains included in earnings for the period are reported in other income (expense), net. See Note 5 for more information regarding the settlement of the auction rate securities and related Put Option.

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Additional Disclosures Regarding Fair Value Measurements

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair value due to the short maturity of these items.

7. STOCK-BASED COMPENSATION

The Company’s stock-based compensation program is a long-term retention program that is intended to attract and reward talented employees and align stockholder and employee interests. As of September 30, 2010, the Company had two stock-based compensation plans under which it was granting stock options and non-vested stock units. The Company is currently granting stock-based awards from its Amended and Restated 2005 Equity Incentive Plan (as amended, the “2005 Plan”) and its 2005 Employee Stock Purchase Plan (the “2005 ESPP”). In connection with certain of the Company’s acquisitions, the Company has assumed several plans from acquired companies. The Company’s Board of Directors has provided that no new awards will be granted under the Company’s acquired stock plans. The Company’s superseded and expired stock plans include the Amended and Restated 1995 Stock Plan, Second Amended and Restated 2000 Director and Officer Stock Option and Incentive Plan, Second Amended and Restated 1995 Non-Employee Director Stock Option Plan and Third Amended and Restated 1995 Employee Stock Purchase Plan. Awards previously granted under these plans and still outstanding typically expire ten years from the date of grant and will continue to be subject to all the terms and conditions of such plans, as applicable.

Under the terms of the 2005 Plan, the Company is authorized to grant incentive stock options (“ISOs”), non-qualified stock options (“NSOs”), non-vested stock, non-vested stock units, stock appreciation rights (“SARs”), and performance units and to make stock-based awards to full and part-time employees of the Company and its subsidiaries or affiliates, where legally eligible to participate, as well as consultants and non-employee directors of the Company. Currently, the 2005 Plan provides for the issuance of a maximum of 37,600,000 shares of common stock. Under the 2005 Plan, ISOs must be granted at exercise prices no less than fair market value on the date of grant, except for ISOs granted to employees who own more than 10% of the Company’s combined voting power, for which the exercise prices must be no less than 110% of the fair market value at the date of grant. NSOs and SARs must be granted at no less than fair market value on the date of grant, or in the case of SARs in tandem with options, at the exercise price of the related option. Non-vested stock awards may be granted for such consideration in cash, other property or services, or a combination thereof, as determined by the Company’s Compensation Committee of its Board of Directors. All stock-based awards, other than the long-term incentive awards discussed below, are exercisable or issuable upon vesting. The Company’s policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award. As of September 30, 2010, there were 27,926,915 shares of common stock reserved for issuance pursuant to the Company’s stock-based compensation plans and the Company had authorization under its 2005 Plan to grant 13,876,307 additional stock-based awards.

Under the 2005 ESPP, all full-time and certain part-time employees of the Company are eligible to purchase common stock of the Company twice per year at the end of a six-month payment period (a “Payment Period”). During each Payment Period, eligible employees who so elect may authorize payroll deductions in an amount no less than 1% nor greater than 10% of his or her base pay for each payroll period in the Payment Period. At the end of each Payment Period, the accumulated deductions are used to purchase shares of common stock from the Company up to a maximum of 12,000 shares for any one employee during a Payment Period. Shares are purchased at a price equal to 85% of the fair market value of the Company’s common stock on the last business day of a Payment Period. Employees who, after exercising their rights to purchase shares of common stock in the 2005 ESPP, would own shares representing 5% or more of the voting power of the Company’s common stock, are ineligible to participate under the 2005 ESPP. The 2005 ESPP provides for the issuance of a maximum of 10,000,000 shares of common stock. As of September 30, 2010, 1,904,576 shares had been issued under the 2005 ESPP. The Company recorded stock-based compensation costs related to the 2005 ESPP of $0.8 million and $2.1 million for the three and nine months ended September 30, 2010, respectively.

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Stock-Based Compensation

The detail of the total stock-based compensation recognized by income statement classification is as follows (in thousands):

Income Statement Classifications	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
Cost of services revenues	$371	$371	$999	$1,192
Research and development	17,418	14,332	46,029	42,876
Sales, marketing and services	7,448	8,740	22,516	24,078
General and administrative	5,596	4,449	14,362	16,334

Total	$30,833	$27,892	$83,906	$84,480

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

The weighted average fair value of stock options granted during the three months ended September 30, 2010 was $14.71. The total intrinsic value of options exercised during the three and nine months ended September 30, 2010 was $118.3 million and $231.5 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares. As of September 30, 2010, there was $69.5 million of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted-average period of 2.15 years.

The assumptions used to value option grants are as follows:

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
Expected volatility factor	0.34	0.35	0.34 – 0.44	0.35 – 0.44
Approximate risk free interest rate	0.89%	1.61%	0.89% – 1.61%	1.31% – 1.61%
Expected term (in years)	3.06	3.27	3.06 – 3.37	3.17 – 3.37
Expected dividend yield	0%	0%	0%	0%

Non-vested Stock

The Company assumed shares of non-vested stock in conjunction with its acquisition of XenSource, Inc. Upon assumption, these shares were reset to vest over three years at a rate of 33.3% of the shares granted one year from date of grant and at a rate of 2.78% monthly thereafter based on service. As of September 30, 2010, the number of non-vested shares granted and outstanding was 34,633 and there was $0.9 million of total unrecognized compensation cost related to non-vested stock. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 0.08 years.

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

The Company also awards vice presidents, senior executives and certain other employees non-vested stock units from the 2005 Plan that vest based on service. These non-vested stock units vest 33.33% on each anniversary subsequent to the date of the award. Each non-vested stock unit, upon vesting, will represent the right to receive one share of the Company’s common stock. In addition, the Company awards non-vested stock units to all of its non-employee directors. These units vest monthly in 12 equal installments based on service and, upon vesting, each stock unit represents the right to receive one share of the Company’s common stock.

As of September 30, 2010, the number of non-vested stock units outstanding was 1,203,860 and there was $32.0 million of total unrecognized compensation cost related to non-vested stock units. The unrecognized cost is expected to be recognized over a weighted-average period of 2.29 years.

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

The estimated fair value of each award was $24.16 as of the date of grant. As of September 30, 2010, the number of restricted stock units granted pursuant to this award was 175,667 and there was $2.3 million of total unrecognized compensation cost related to restricted stock units. The unrecognized cost is expected to be recognized over 1.33 years.

8. LONG-TERM DEBT

Effective on August 9, 2005, the Company entered into a revolving credit facility (the “Credit Facility”) with a group of financial institutions (the “Lenders”). Effective September 27, 2006, the Company entered into an amendment and restatement of its Credit Facility (the “Amendment”). The Amendment decreased the overall range of interest rates the Company must pay on amounts outstanding on the Credit Facility and lowered the facility fee. In addition, the Amendment extended the term of the Credit Facility. The Credit Facility, as amended, allows the Company to increase the revolving credit commitment up to a maximum aggregate

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

revolving credit commitment of $175.0 million. The Credit Facility, as amended, will expire on September 27, 2011 and it currently provides for a revolving line of credit in the aggregate amount of $100.0 million, subject to continued covenant compliance. A portion of the revolving line of credit (i) in the aggregate amount of $25.0 million may be available for issuances of letters of credit and (ii) in the aggregate amount of $15.0 million may be available for swing line loans. The Credit Facility, as amended, currently bears interest at the London Interbank Offered Rate (“LIBOR”) plus 0.32% and adjusts in the range of 0.32% to 0.80% above LIBOR based on the level of the Company’s total debt and its adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) as defined in the agreement. In addition, the Company is required to pay a quarterly facility fee ranging from 0.08% to 0.20% based on the aggregate amount available under the Credit Facility, as amended, and the level of the Company’s total debt and its adjusted EBITDA. Borrowings under the Credit Facility, as amended, are guaranteed by the Company and certain of the Company’s U.S. and foreign subsidiaries, which guarantees are secured by a pledge of shares of certain foreign subsidiaries. As of September 30, 2010, there were no amounts outstanding under the Credit Facility, as amended.

The Credit Facility, as amended, contains customary default provisions, and the Company must comply with various financial and non-financial covenants. The financial covenants consist of a minimum interest coverage ratio and a maximum consolidated leverage ratio. The primary non-financial covenants contain certain limits on the Company’s ability to pay dividends, conduct certain mergers or acquisitions, make certain investments and loans, incur future indebtedness or liens, alter the Company’s capital structure or sell stock or assets. As of September 30, 2010, the Company was in compliance with all covenants of the Credit Facility.

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

The Company does not engage in intercompany revenue transfers between segments. The Company’s CODM evaluates the Company’s performance based primarily on profitability from its Enterprise division products and Online Services division services. Segment profit for each segment includes certain research and development, sales, marketing, general and administrative expenses directly attributable to the segment as well as other corporate costs allocated to the segment and excludes certain expenses that are managed outside of the reportable segments. Costs excluded from segment profit primarily consist of certain restructuring charges, stock-based compensation costs, amortization of product related technology, amortization of other intangible assets, net interest and other income (expense). Accounting policies of the Company’s segments are the same as its consolidated accounting policies. In addition, the Company will evaluate goodwill for impairment at the operating segment level, which represents its reporting units.

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Net revenues and segment profit, classified by the Company’s two reportable segments were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net revenues:
Enterprise division	$380,573	$322,164	$1,079,117	$936,720
Online Services division	91,660	78,878	265,821	226,208

Consolidated	$472,233	$401,042	$1,344,938	$1,162,928

Segment profit:
Enterprise division	$102,940	$79,041	$273,649	$203,866
Online Services division	25,330	21,665	67,130	54,602
Unallocated expenses (1):
Amortization of intangible assets	(15,873)	(16,653)	(48,581)	(50,332)
Restructuring	(87)	(61)	(922)	(22,827)
Net interest and other income	5,700	5,625	10,508	11,863
Stock-based compensation	(30,833)	(27,892)	(83,906)	(84,480)

Consolidated income before income taxes	$87,177	$61,725	$217,878	$112,692

(1)	Represents expenses presented to management on a consolidated basis only and not allocated to the operating segments.

Revenues by Product Grouping

During the third quarter of 2010, the Company began reporting technical services revenue included in the Company’s Enterprise division, which is comprised primarily of consulting and education services separately from the Desktop Solutions and Datacenter and Cloud Solutions product revenue groupings included in the Company’s Enterprise division, as indicated in the table below. In addition, previously reported results have been restated to conform to the 2010 presentation.

Revenues by product grouping for the Company’s Enterprise division and Online Services division were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net revenues:
Enterprise division
Desktop Solutions revenues (1)	$277,090	$250,789	$812,769	$731,611
Datacenter and Cloud Solutions revenues (2)	84,240	57,281	213,188	163,866
Enterprise technical services (3)	15,339	10,957	39,968	29,483
Other	3,904	3,137	13,192	11,760

Total Enterprise division revenues	380,573	322,164	1,079,117	936,720
Online Services division revenues	91,660	78,878	265,821	226,208

Total net revenues	$472,233	$401,042	$1,344,938	$1,162,928

(1)

Desktop Solutions revenues are primarily comprised of sales from the Company’s desktop virtualization product, XenDesktop, and the Company’s application virtualization product, XenApp, and related technical support.

(2)

Datacenter and Cloud Solutions revenues are primarily comprised of sales from the Company’s application networking products which include NetScaler, Access Gateway and Branch Repeater and the Company’s virtual infrastructure products which include XenServer and Essentials for Hyper-V and related maintenance.

(3)	Technical services revenues are primarily comprised of revenues from consulting and educational services.

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Revenues by Geographic Location

The following table presents revenues by geographic location, including the Online Services division for the following periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net revenues:
Americas	$217,349	$177,843	$598,280	$507,386
EMEA	122,628	112,366	367,143	337,721
Asia-Pacific	40,596	31,955	113,694	91,613
Online Services division	91,660	78,878	265,821	226,208

Total net revenue	$472,233	$401,042	$1,344,938	$1,162,928

10. RESTRUCTURING

During the first quarter of 2009, the Company announced a restructuring program and reduced its headcount by approximately 450 full-time positions. The restructuring program was completed in 2009. Total costs incurred to date were $27.4 million, of which $26.2 million was related to the Company’s Enterprise division and $1.2 million was related to its Online Services division.

Restructuring charges related to the reduction of the Company’s headcount and non-cancelable lease costs related to the consolidation and exiting of excess facilities by segment consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Enterprise division	$87	$119	$761	$22,296
Online Services division	—	(58)	161	531

Total restructuring charges	$87	$61	$922	$22,827

Restructuring accruals

As of September 30, 2010, the $2.1 million in outstanding restructuring liability relates to non-cancelable lease costs related to the consolidation of excess facilities that the Company expects to pay over the lives of the related obligations through fiscal 2012.

The activity in the Company’s restructuring accruals for the nine months ended September 30, 2010 is summarized as follows (in thousands):

Total
Balance at January 1, 2010	$3,492
Employee severance and related costs	382
Adjustments to non-cancelable lease costs and other charges	540
Payments	(2,321)
Reversal of previous charges	—

Balance at September 30, 2010	$2,093

As of September 30, 2010, restructuring accruals by segment consisted of the following (in thousands):

Total
Enterprise division	$1,861
Online Services division	232

Total restructuring accruals	$2,093

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11. DERIVATIVE FINANCIAL INSTRUMENTS

Cash Flow Hedges

As of September 30, 2010, the Company’s derivative assets and liabilities resulted from cash flow hedges related to its forecasted operating expenses transacted in local currencies. A substantial portion of the Company’s overseas expenses are and will continue to be transacted in local currencies. To protect against fluctuations in operating expenses and the volatility of future cash flows caused by changes in currency exchange rates, the Company has established a program that uses foreign exchange forward contracts to hedge its exposure to these potential changes. The terms of these instruments, and the hedged transactions to which they relate, generally do not exceed 12 months and the maximum term is 18 months.

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

The total cumulative unrealized gain on cash flow derivative instruments was $3.5 million and $4.3 million at September 30, 2010 and December 31, 2009, respectively, and is included in accumulated other comprehensive income (loss) in the accompanying condensed consolidated balance sheets. The net unrealized loss as of September 30, 2010 is expected to be recognized in income over the next twelve months at the same time the hedged items are recognized in income.

As of September 30, 2010, the Company had the following net notional foreign currency forward contracts outstanding (in thousands):

Foreign Currency	Currency Denomination
Australian dollars	AUD 26,259
British pounds sterling	GBP 18,861
Canadian dollars	CAD 2,900
Chinese yuan	CNY 23,720
Euro	EUR 29,667
Hong Kong dollars	HKD 61,783
Indian rupees	INR 526,995
Japanese yen	JPY 58,511
Singapore dollars	SGD 9,152
Swiss francs	CHF 19,147

Derivatives not Designated as Hedges

The Company utilizes certain derivative instruments that either do not qualify or are not designated for hedge accounting treatment under the authoritative guidance. Accordingly, changes in the fair value of these contracts are recorded in other income (expense), net.

A portion of the Company’s overseas assets and liabilities are and will continue to be denominated in local currencies. To protect against fluctuations in earnings caused by changes in currency exchange rates when remeasuring the Company’s balance sheet, it utilizes foreign exchange forward contracts to hedge its exposure to this potential volatility. There were no assets or liabilities outstanding related to derivatives not designated as hedges as of September 30, 2010 and December 31, 2009.

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Fair Values of Derivative Instruments

	Asset Derivatives				Liability Derivatives
(In thousands)
	September 30, 2010		December 31, 2009		September 30, 2010		December 31, 2009
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid and other current assets	$13,424	Prepaid and other current assets	$8,981	Accrued expenses and other current liabilities	$9,768	Accrued expenses and other current liabilities	$4,141

The Effect of Derivative Instruments on Financial Performance

	For the Three Months ended September 30,
	(In thousands)
Derivatives in Cash Flow Hedging Relationships	Amount of Gain Recognized in Other Comprehensive Income (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) (Effective Portion)
	2010	2009		2010	2009
Foreign currency forward contracts	$10,162	$4,442	Operating expenses	$2,268	$(376)

	For the Nine Months ended September 30,
	(In thousands)

Derivatives in Cash Flow Hedging Relationships	Amount of (Loss) Gain Recognized in Other Comprehensive Income (Effective Portion)		Location of (Loss) Gain Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Effective Portion)	Amount of (Loss) Gain Reclassified from Accumulated Other Comprehensive Income (Loss) (Effective Portion)
	2010	2009		2010	2009
Foreign currency forward contracts	$(808)	$14,517	Operating expenses	$(2,482)	$4,746

There was no material ineffectiveness in the Company’s foreign currency hedging program in the periods presented.

	For the Three Months ended September 30,
	(In thousands)
Derivatives Not Designated as Hedging Instruments	Location of Loss Recognized in Income on Derivative	Amount of Loss Recognized in Income on Derivative
		2010	2009
Foreign currency forward contracts	Other income (expense), net	$(836)	$(138)

	For the Nine Months ended September 30,
	(In thousands)
Derivatives Not Designated as Hedging Instruments	Location of Loss Recognized in Income on Derivative	Amount of Loss Recognized in Income on Derivative
		2010	2009
Foreign currency forward contracts	Other income (expense), net	$(1,324)	$(2,428)

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12. COMPREHENSIVE INCOME

The components of comprehensive income, net of tax, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income	$87,779	$53,423	$182,685	$102,869
Other comprehensive income:
Change in unrealized gain on available-for-sale securities	2,922	8,670	5,362	8,855
Net change due to derivative instruments	10,162	4,442	(808)	14,517

Comprehensive income	$100,863	$66,535	$187,239	$126,241

The components of accumulated other comprehensive income (loss), net of tax, are as follows (in thousands):

	September 30, 2010	December 31, 2009
Unrealized gain (loss) on available-for-sale securities	$1,420	$(3,942)
Unrealized gain on derivative instruments	3,532	4,340
Other comprehensive loss on pension liability	(2,458)	(2,458)

Accumulated other comprehensive income (loss)	$2,494	$(2,060)

13. INCOME TAXES

The Company’s net unrecognized tax benefits totaled approximately $58.2 million and $46.2 million as of September 30, 2010 and December 31, 2009, respectively. There were no amounts included in the balance at September 30, 2010 of tax positions, which would not affect the annual effective tax rate, and approximately $1.2 million of accrued interest on tax positions, which is included in income tax expense.

The Company and one or more of its subsidiaries is subject to federal income taxes in the United States, as well as income taxes of multiple state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2004.

During the third quarter of 2009, the Internal Revenue Service (“IRS”) concluded its examination of the Company’s income tax returns for 2004 and 2005 and issued a Revenue Agent’s Report (the “RAR”). The RAR asserted income tax deficiencies of approximately $81.3 million (excluding interest) for tax years 2004 and 2005. The Company agreed with all of the adjustments contained in the RAR, with the exception of those related to the transfer pricing and consequential adjustments involving the intercompany transfers of certain intellectually property in earlier tax years. The transfer pricing and any consequential adjustments to the Company’s 2004 and 2005 tax years would impact its income tax liabilities in tax years subsequent to 2005. The Company filed a protest with respect to these adjustments, which caused the matter to be referred to the Appeals Division of the IRS.

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In June 2010, the Company reached a settlement in principle with the IRS regarding the income tax deficiencies asserted in the RAR. Under the terms of the settlement in principle, the Company would agree to an assessment of income tax deficiencies in full settlement of all open claims under the RAR and would resolve with finality for future years all of the transfer pricing issues raised in the RAR. Based on this, the Company incurred a charge of approximately $13.1 million in the second quarter of 2010 in accordance with the authoritative guidance. Among other things, the authoritative guidance requires application of a “more likely than not” threshold to the recognition and non-recognition of tax positions. It further requires that a change in management judgment related to prior years’ tax positions be recognized in the quarter of such change.

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

The Company is required to estimate its income taxes in each of the jurisdictions in which it operates as part of the process of preparing its condensed consolidated financial statements. At September 30, 2010, the Company had approximately $79.1 million in deferred tax assets. The authoritative guidance requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company reviews deferred tax assets periodically for recoverability and makes estimates and judgments regarding the expected geographic sources of taxable income and gains from investments, as well as tax planning strategies in assessing the need for a valuation allowance.

The Company maintains certain operational and administrative processes in overseas subsidiaries and its foreign earnings are taxed at lower foreign tax rates. The Company does not expect to remit earnings from its foreign subsidiaries. The Company’s effective tax rate was approximately (0.7)% and 13.5% for the three months ended September 30, 2010 and 2009, respectively. The decrease in the effective tax rate when comparing the three months ended September 30, 2010 to the three months ended September 30, 2009 is primarily due to a net tax benefit of $18.5 million that the Company recognized during the third quarter of 2010.

The Company’s effective tax rate was approximately 16.2% for the nine months ended September 30, 2010 and 8.7% for the nine months ended September 30, 2009. The increase in the effective tax rate when comparing the nine months ended September 30, 2010 to the nine months ended September 30, 2009 is due primarily to the impact of the charges recorded in conjunction with the Strategic Restructuring Program in 2009, the expiration of the U.S. research and development tax credit on December 31, 2009 and an increase in income in geographic locations taxed at a higher rate. The impact of the charge related to the settlement in principle with the IRS taken during the second quarter of 2010 on the effective tax rate for the nine months ended September 30, 2010 was partially offset by the net tax benefit recognized in third quarter of 2010.

14. TREASURY STOCK

Stock Repurchase Programs

The Company’s Board of Directors authorized an ongoing stock repurchase program with a total repurchase authority granted to the Company of $2.5 billion. The Company may use the approved dollar authority to repurchase stock at any time until the approved amount is exhausted. The objective of the Company’s stock repurchase program is to improve stockholders’ returns. At September 30, 2010, approximately $231.2 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. A portion of the funds used to repurchase stock over the course of the program was provided by proceeds from employee stock option exercises and the related tax benefit.

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company is authorized to make open market purchases of its common stock using general corporate funds. Additionally, from time to time, the Company enters into structured stock repurchase arrangements with large financial institutions using general corporate funds in order to lower the average cost to acquire shares. These programs include terms that require the Company to make up-front payments to the counterparty financial institution and result in the receipt of stock during or at the end of the term of the agreement or the receipt of either stock or cash at the maturity of the agreement, depending on market conditions.

During the three months ended September 30, 2010, the Company expended approximately $110.0 million on open market purchases, repurchasing 1,850,200 shares of outstanding common stock at an average price of $59.43. In addition, during the period, the Company made an up-front payment of $15.0 million to a certain financial institution related to a structured stock repurchase agreement. The Company did not receive any shares from its structured stock repurchase agreements during the three months ended September 30, 2010. As of September 30, 2010, the Company had a prepaid notional amount of $15.0 million remaining under its structured stock repurchase agreement, which expires in November 2010. The total shares to be received under the structured repurchase arrangement at September 30, 2010 is not determinable until the contract matures, and therefore the above share amounts exclude the remaining shares to be received subject to this agreement.

During the nine months ended September 30, 2010, the Company expended approximately $309.9 million on open market purchases, repurchasing 6,277,300 shares of outstanding common stock at an average price of $49.37. In addition, during the period, the Company made an up-front payment of $15.0 million to a certain financial institution related to a structured stock repurchase agreement.

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

Shares for Tax Withholding

During the three months ended September 30, 2010, the Company withheld 1,627 shares from vested stock units totaling $0.1 million to satisfy tax withholding obligations that arose on the vesting of shares of stock units. During the nine months ended September 30, 2010, the Company withheld 93,228 shares from vested stock units totaling $4.2 million to satisfy tax withholding obligations that arose on the vesting of shares of stock units. These shares are reflected as treasury stock in the Company’s condensed consolidated balance sheets and the related cash outlays reduce the Company’s total stock repurchase authority.

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

The Company has operating lease obligations related to two properties that are not utilized which continue through 2018 with a total remaining obligation at September 30, 2010 of approximately $7.0 million, of which $3.1 million was accrued as of September 30, 2010, and is reflected in accrued expenses and other current liabilities and other liabilities in the accompanying condensed consolidated balance sheets. In calculating these accruals, the Company made estimates, based on market information, including the estimated vacancy periods and sublease rates and opportunities. The Company periodically re-evaluates its estimates related to the vacant facilities.

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

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company has an asset retirement obligation related to restoring a property to its original condition. The restoration is anticipated to occur at the end of the lease term in 2016. The total obligation related to this asset retirement obligation as of September 30, 2010 is approximately $4.7 million, of which $1.2 million was accrued and is reflected in other liabilities in the accompanying condensed consolidated balance sheet.

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

16. RECENT ACCOUNTING PRONOUNCEMENTS

In September 2009, FASB amended the Accounting Standards Codification (“ASC”) as summarized in Accounting Standards Update (“ASU”) 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements, and ASU 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. As summarized in ASU 2009-14, ASC Topic 985 has been amended to remove from the scope of industry specific revenue accounting guidance for software and software related transactions, tangible products containing software components and non-software components that function together to deliver the product’s essential functionality. As summarized in ASU 2009-13, ASC Topic 605 has been amended: (1) to provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and the consideration allocated; (2) to require an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have VSOE or third-party evidence of selling price; and (3) to eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method. The accounting changes summarized in ASU 2009-14 and ASU 2009-13 are both effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. Adoption may either be on a prospective basis or by retrospective application. The Company is in the process of evaluating the potential impact of this standard on its financial position and results of operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our operating results and financial condition have varied in the past and could in the future vary significantly depending on a number of factors. From time to time, information provided by us or statements made by our employees contain “forward-looking” information that involves risks and uncertainties. In particular, statements contained in this Quarterly Report on Form 10-Q, and in the documents incorporated by reference into this Quarterly Report on Form 10-Q, that are not historical facts, including, but not limited to statements concerning new products, development and offerings of products and services, market positioning, Product Licenses, License Updates, Online Services, Technical Services, Application Networking, Desktop Solutions, Datacenter and Cloud Solutions, Subscription Advantage, XenApp, NetScaler, XenServer and XenDesktop, legal proceedings, competition and strategy, deferred revenues, stock-based compensation, licensing and subscription renewal programs, intellectual property, international operations, government regulation, the impact of new accounting policies, seasonal factors, sales and sales cycle, revenue recognition, profitability, growth of revenues, composition of revenues, cost of revenues, operating expenses, sales, marketing and services expenses, general and administrative expenses, research and development, valuations of investments and derivative instruments, reinvestment or repatriation of foreign earnings, gross margins, amortization expense, interest income, foreign currency expense, foreign exchange rate fluctuations, fair value measurements, investment transactions (including the AIG Capped Floater and investments in available-for-sale securities), asset retirement activities, changes in domestic and foreign economic conditions and credit markets, the Strategic Restructuring Program and related restructuring charges, including costs associated with the consolidation of excess facilities, customer delays or reductions in technology purchases, anticipated operating and capital expenditure requirements, our cash inflows, cash and non-cash charges, contractual obligations, our Credit Facility, in-process research and development, tax rates, estimates and deductions, transfer pricing, the finalization of our tax settlement and written agreement with the IRS, acquisitions, stock repurchases, liquidity, payment of dividends and third party licenses, constitute forward-looking statements and are made under the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are neither promises nor guarantees. Our actual results of operations and financial condition have varied and could in the future vary significantly from those stated in any forward-looking statements. The factors described in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2009, as updated in Part II, Item 1A in this Quarterly Report on Form 10-Q, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q, in the documents incorporated by reference into this Quarterly Report on Form 10-Q or presented elsewhere by our management from time to time. Such factors, among others, could have a material adverse effect upon our business, results of operations and financial condition.

Executive Summary

Overview

Management’s discussion and analysis of financial condition and results of operations is intended to help the reader understand our financial condition and results of operations. This section is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2010. The results of operations for the periods presented in this report are not necessarily indicative of the results expected for the full year or for any future period, due in part to the seasonality of our business. Historically, our revenue for the fourth quarter of any year is typically higher than our revenue for the first quarter of the subsequent year.

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

We believe our approach is unique in the market because we have combined innovative technologies in the area of desktop management, including but not limited to desktop virtualization and application virtualization, marketed as our Desktop Solutions, and server virtualization, application networking and optimization, marketed as our Datacenter and Cloud Solutions, to deliver a comprehensive end-to-end application delivery solution, and one that, when considered as a whole, is competitively differentiated by its feature set and interoperability.

The global recession that started in 2008 impacted IT spending, and we see uncertainties remaining in today’s economic environment. For example, there is continued uncertainty surrounding IT spending in the European markets as we enter the fourth quarter of 2010. The overall uncertainty in this area may adversely affect sales of our products and services and may result in longer sales cycles, slower adoption of technologies and increased price competition.

At the same time, however, this uncertain environment puts a sharper focus on IT products and services that can reduce cost and deliver a quick, tangible return on investment, or ROI. With our customers focused on economic value in technology solutions, we intend to continue highlighting our solutions’ abilities to reduce IT costs, increase business flexibility and deliver ROI.

We expect to see continued interest in desktop virtualization as customers are making strategic purchases that include both XenDesktop and XenApp due to our current programs. XenApp and XenDesktop, for example, can reduce the cost of traditional desktop management by virtualizing the desktop and applications in a customer’s datacenter, where they are more easily and efficiently maintained. XenServer and NetScaler can alter the traditional economies of the datacenter by providing much greater levels of flexibility of computing resources, especially with respect to servers, by improving application performance and thereby reducing the amount of processing power involved, and allowing easy reconfiguration of servers for multiple purposes. Our Online Services division is focused on developing and marketing Web-based access, support and collaboration software and services. These services are primarily marketed via the Web to individuals, prosumers and small businesses. Our web collaboration services from our Online Services division offer secure and cost-effective solutions that allow users to host and actively participate in online meetings, webinars and training sessions remotely and reduce costs associated with business travel. Our web connectivity solution offers a secure, simple and cost efficient way for users to access their desktops remotely, and our remote support solution offers secure, on-demand support over the Internet.

Further, we will endeavor to sustain the long-term growth of our businesses and enhance our current solutions through technological innovation, engineering excellence, selective and strategic acquisition of technology, talent and/or companies, and through a commitment to delivering high-quality products and services to customers and partners. We expect to continue to make strategic investments in research and development of existing and new products, and to invest in research and development of advanced technologies for future application, including increasing research and development capacity and headcount. We believe that delivering innovative and high-value solutions through our Enterprise division’s products and our Online Services division’s services is the key to meeting customer and partner needs and achieving our future growth. In addition, we expect to continue to grow our Online Services division by increasing our addressable market geographically and offering services that appeal to a wider range of customers. We also intend to make a significant investment in brand awareness and increased sales, consulting and technical services capacity and headcount to drive larger strategic customer engagements and more focus on SI partnerships as well as investing in new channel programs that allow our partners to upgrade their capabilities in desktop virtualization, which we currently believe is our largest area of opportunity.

On January 28, 2009, we announced the implementation of a strategic restructuring program, or the Strategic Restructuring Program. The Strategic Restructuring Program included reducing our headcount by approximately 450 full-time positions. In the nine months ended September 30, 2009, we incurred a pre-tax charge of $22.8 million related to employee severance and related costs and costs related to the consolidation of certain of our facilities.

Summary of Results

For the three months ended September 30, 2010 compared to the three months ended September 30, 2009, a summary of our results is as follows:

•	Product License revenue increased 17.6% to $151.8 million;

•	License Updates revenue increased 15.3% to $174.1 million;

•	Online Services revenue increased 16.2% to $91.7 million;

•	Technical Services revenue increased 30.0% to $54.7 million;

•	Operating income increased 45.2% to $81.5 million; and

•	Diluted earnings per share increased 60.3% to $0.46.

The increase in our Product License revenue was primarily driven by increased sales of our Datacenter and Cloud Solutions products, led by our Application Networking products. We currently expect our Product License revenue to increase when comparing the fourth quarter of 2010 to the third quarter of 2010. The increase in License Updates revenue was driven by sales of new licenses with Subscription Advantage. Our Online Services revenue increased due to increased sales of our web collaboration services. The increase in Technical Services revenue was primarily driven by increased sales of support and consulting services related to our Datacenter and Cloud Solutions and Desktop Solutions products. Our increase in operating income and diluted earnings per share was driven by our increased revenue as well as efficiencies gained by managing our overall operating expenses. The increase in diluted earnings per share also included a net tax benefit of $18.5 million recognized during the quarter. We currently expect that total revenue will increase when comparing the fourth quarter of 2010 to the third quarter of 2010, as well as when comparing the 2010 fiscal year to the 2009 fiscal year.

2010 Acquisitions

On September 7, 2010, we acquired all of the issued and outstanding securities of VMLogix Inc., or VMLogix, a privately held Delaware corporation headquartered in Santa Clara, California. VMLogix is a provider of virtualization management software for private and public cloud computing systems. The total consideration for this transaction was approximately $15.3 million, comprised of approximately $12.2 million in cash and approximately $3.1 million related to VMLogix liabilities settled in conjunction with the acquisition. The sources of funds for this transaction consisted of available cash. We recorded approximately $10.5 million of goodwill, which is not deductible for tax purposes, and acquired $9.3 million in assets including $7.5 million of identifiable intangible assets. We assumed liabilities of approximately $4.5 million in conjunction with the acquisition. In addition, we also assumed stock options for which the vesting period reset fully upon the closing of the transaction. When these stock options vest, they will be exercisable for 47,784 shares of our common stock. We have included the effect of this transaction in our results of operations prospectively from the date of the acquisition, which effect was not material to our consolidated results.

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

	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30, 2010 vs. September 30, 2009	Nine Months Ended September 30, 2010 vs. September 30, 2009
	2010	2009	2010	2009
Revenues:
Product licenses	$151,758	$129,060	$423,197	$370,652	17.6%	14.2%
License updates	174,128	151,041	505,684	448,573	15.3	12.7
Online services	91,660	78,878	265,821	226,208	16.2	17.5
Technical services	54,687	42,063	150,236	117,495	30.0	27.9

Total net revenues	472,233	401,042	1,344,938	1,162,928	17.8	15.7

Cost of net revenues:
Cost of product license revenues	19,325	13,191	47,125	36,191	46.5	30.2
Cost of services revenues	25,934	20,685	75,613	63,440	25.4	19.2
Amortization of product related intangible assets	12,539	11,542	37,314	35,064	8.6	6.4

Total cost of net revenues	57,798	45,418	160,052	134,695	27.3	18.8

Gross margin	414,435	355,624	1,184,886	1,028,233	16.5	15.2

Operating expenses:
Research and development	87,399	68,865	244,644	215,062	26.9	13.8
Sales, marketing and services	174,734	168,233	531,855	498,952	3.9	6.6
General and administrative	67,404	57,254	188,828	175,295	17.7	7.7
Amortization of other intangible assets	3,334	5,111	11,267	15,268	(34.8)	(26.2)
Restructuring	87	61	922	22,827	42.6	(96.0)

Total operating expenses	332,958	299,524	977,516	927,404	11.2	5.4

Income from operations	81,477	56,100	207,370	100,829	45.2	105.7
Interest income	3,638	4,059	11,031	11,167	(10.4)	(1.2)
Interest expense	(131)	(85)	(272)	(243)	54.1	11.9
Other income (expense), net	2,193	1,651	(251)	939	32.8	(126.7)

Income before income taxes	87,177	61,725	217,878	112,692	41.2	93.3
Income taxes	(602)	8,302	35,193	9,823	(107.3)	258.3

Net income	$87,779	$53,423	$182,685	$102,869	64.3%	77.6%

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

	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30, 2010 vs. September 30, 2009	Nine Months Ended September 30, 2010 vs. September 30, 2009
	2010	2009	2010	2009
	(In thousands)
Product Licenses	$151,758	$129,060	$423,197	$370,652	$22,698	$52,545
License Updates	174,128	151,041	505,684	448,573	23,087	57,111
Online Services	91,660	78,878	265,821	226,208	12,782	39,613
Technical Services	54,687	42,063	150,236	117,495	12,624	32,741

Total net revenues	$472,233	$401,042	$1,344,938	$1,162,928	$71,191	$182,010

Product Licenses

Product License revenue increased for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 primarily due to an increase in sales of our Datacenter and Cloud Solutions products, led by our Application Networking products. Product License revenues increased for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 primarily due to increases in sales of our Datacenter and Cloud Solutions of $32.0 million and our Desktop Solutions products of $21.9 million. These increases in Product License revenue were primarily due to the factors discussed in the Executive Summary above. We currently expect Product License sales to increase when comparing the fourth quarter of 2010 to the fourth quarter of 2009 due to the factors discussed in the Executive Summary above.

License Updates

License Updates revenue increased for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 primarily due to an increase in Subscription Advantage, led by XenDesktop product sales. License Update revenue increased for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 primarily due to an increase in Subscription Advantage, led by XenDesktop product sales of $39.8 million and to a lesser extent renewals of Subscription Advantage over a larger base of subscribers of $17.3 million. We currently anticipate that License Updates revenue will increase when comparing the fourth quarter of 2010 to the fourth quarter of 2009.

Online Services

Online Services revenue increased for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 and for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 primarily due to increased sales of our web collaboration services. We currently expect Online Services revenues to continue to increase when comparing the fourth quarter of 2010 to the fourth quarter of 2009 primarily due to anticipated growth in sales of our web collaboration services.

Technical Services

Technical Services revenue increased for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 due to increased sales of support services primarily related to our Datacenter and Cloud Solutions products. Technical Services revenue increased for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 due to increased sales of support services primarily related to our Datacenter and Cloud Solutions products of $22.4 million and an increase in consulting services of $9.5 million primarily related to implementation services for our Enterprise division products. We currently expect Technical Services sales to increase when comparing the fourth quarter of 2010 to the fourth quarter of 2009 consistent with the increase in Product License revenues as discussed above.

Deferred Revenue

Deferred revenues are primarily comprised of License Updates revenue from Subscription Advantage, Technical Services revenues related to our support services and consulting contracts and Online Services revenues from annual service agreements for our

Online Services. Deferred revenues increased approximately $61.3 million as of September 30, 2010 compared to December 31, 2009 primarily due to increased sales of our Subscription Advantage product of $31.0 million, increased sales of our support services of $21.8 million and increased sales of our online service agreements of $7.0 million. We currently expect deferred revenues to increase for the remainder of 2010 primarily due to anticipated increases in Subscription Advantage related to XenDesktop sales as discussed in the Executive Summary above.

International Revenues

International revenues (sales outside the United States) accounted for approximately 41.3% of our net revenues for the three months ended September 30, 2010 and 42.1% of our net revenues for the three months ended September 30, 2009. International revenues accounted for approximately 42.2% of our net revenues for the nine months ended September 30, 2010 and 42.6% of our net revenues for the nine months ended September 30, 2009. See Note 9 to our condensed consolidated financial statements for detailed information on net revenues by geography.

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

An analysis of our reportable segment net revenue is presented below (in thousands):

					Increase for the
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30, 2010 vs. September 30, 2009	Nine Months Ended September 30, 2010 vs. September 30, 2009
	2010	2009	2010	2009
Enterprise division	$380,573	$322,164	$1,079,117	$936,720	18.1%	15.2%
Online Services division	91,660	78,878	265,821	226,208	16.2	17.5

Net revenues	$472,233	$401,042	$1,344,938	$1,162,928	17.8%	15.7%

With respect to our segment revenues, the increase in net revenues for the comparative periods presented was due primarily to the factors previously discussed above. See Note 9 of our condensed consolidated financial statements for additional information on our segment revenues.

Cost of Net Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30, 2010 vs. September 30, 2009	Nine Months Ended September 30, 2010 vs. September 30, 2009
	2010	2009	2010	2009
	(In thousands)
Cost of product license revenues	$19,325	$13,191	$47,125	$36,191	$6,134	$10,934
Cost of services revenues	25,934	20,685	75,613	63,440	5,249	12,173
Amortization of product related intangible assets	12,539	11,542	37,314	35,064	997	2,250

Total cost of net revenues	$57,798	$45,418	$160,052	$134,695	$12,380	$25,357

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

Cost of product license revenues increased for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 and for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 primarily due to increased sales of our Datacenter and Cloud Solutions products, some of which contain hardware components that have a higher cost than our other software products. We currently anticipate cost of product license revenues will increase when comparing the fourth quarter of 2010 to the fourth quarter of 2009 consistent with the anticipated increase in Product License sales.

Cost of services revenues increased for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 and for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 primarily due to an increase in sales of technical services related to our Enterprise division products. We currently anticipate cost of services revenues will increase when comparing the fourth quarter of 2010 to the fourth quarter of 2009 consistent with the anticipated increase in sales of our Enterprise division’s consulting and support services and as we continue to improve and expand our web collaboration offerings.

Gross Margin

Gross margin as a percentage of revenue was 87.8% for the three months ended September 30, 2010 and 88.7% for the three months ended September 30, 2009. Gross margin as a percentage of revenue was 88.1% for the nine months ended September 30, 2010 and 88.4% for the nine months ended September 30, 2009.

Operating Expenses

Foreign Currency Impact on Operating Expenses

A substantial majority of our overseas operating expenses and capital purchasing activities are transacted in local currencies and are therefore subject to fluctuations in foreign currency exchange rates. In order to minimize the impact on our operating results, we generally initiate our hedging of currency exchange risks up to 15 months in advance of anticipated foreign currency expenses. When the dollar is weak, the resulting increase to foreign currency denominated expenses will be partially offset by the gain in our hedging contracts. When the dollar is strong, the resulting decrease to foreign currency denominated expenses will be partially offset by the aggregate loss in our hedging contracts. There is a risk that there will be fluctuations in foreign currency exchange rates beyond the one-year timeframe for which we hedge our risk. When comparing the three months ended September 30, 2010 to the three months ended September 30, 2009, we experienced losses in our hedging programs primarily due to the overall stronger dollar compared to major currencies at the time we entered into the contracts, which is typically one year in advance of the hedged expenses occurring. When comparing the nine months ended September 30, 2010 to the nine months ended September 30, 2009, we experienced gains in our hedging programs primarily due to the overall weaker dollar compared to most major currencies over the period hedged.

Research and Development Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30, 2010 vs. September 30, 2009	Nine Months Ended September 30, 2010 vs. September 30, 2009
	2010	2009	2010	2009
	(In thousands)
Research and development	$87,399	$68,865	$244,644	$215,062	$18,534	$29,582

Research and development expenses consisted primarily of personnel related costs and facility and equipment costs directly related to our research and development activities. We expensed substantially all development costs included in the research and development of our products.

Research and development expenses increased for the three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009 primarily due to an increase in compensation and other employee related costs due to the strategic hiring of headcount in research and development as discussed above in our Executive Summary. We expect research and development expense to increase when comparing the fourth quarter of 2010 to the fourth quarter of 2009 as we continue to develop existing and new products as well as invest in research and development of advanced technologies for future application.

Sales, Marketing and Services Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30, 2010 vs. September 30, 2009	Nine Months Ended September 30, 2010 vs. September 30, 2009
	2010	2009	2010	2009
	(In thousands)
Sales, marketing and services	$174,734	$168,233	$531,855	$498,952	$6,501	$32,903

Sales, marketing and services expenses consisted primarily of personnel-related costs, including sales commissions, the costs of marketing programs aimed at increasing revenue, such as brand development, advertising, trade shows, public relations and other market development programs and costs related to our facilities, equipment and information systems that are directly related to our sales, marketing and services activities.

Sales, marketing and services expenses increased for the three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009 primarily due to an increase in compensation including variable compensation and employee related costs due to additional headcount in our sales force and technical services group. We expect sales, marketing and services expenses to increase when comparing the fourth quarter of 2010 to the fourth quarter of 2009 as we promote brand awareness and increase sales and technical services capacity.

General and Administrative Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30, 2010 vs. September 30, 2009	Nine Months Ended September 30, 2010 vs. September 30, 2009
	2010	2009	2010	2009
	(In thousands)
General and administrative	$67,404	$57,254	$188,828	$175,295	$10,150	$13,533

General and administrative expenses consisted primarily of personnel related costs and expenses related to outside consultants assisting with information systems, as well as accounting and legal fees.

General and administrative expenses increased for the three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009 primarily due to an increase in compensation and employee related costs due to additional headcount, primarily in IT. We currently anticipate that general and administrative expenses will increase slightly when comparing the fourth quarter of 2010 to the fourth quarter of 2009 primarily due to investments in IT to support our growth.

Amortization of Other Intangible Assets

	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30, 2010 vs. September 30, 2009	Nine Months Ended September 30, 2010 vs. September 30, 2009
	2010	2009	2010	2009
	(In thousands)
Amortization of other intangible assets	$3,334	$5,111	$11,267	$15,268	$(1,777)	$(4,001)

The decrease in amortization of other intangible assets when comparing the three months ended September 30, 2010 to the three months ended September 30, 2009 and the nine months ended September 30, 2010 to the nine months ended September 30, 2009 was primarily due to certain assets becoming fully amortized during the period. As of September 30, 2010, we had unamortized other identified intangible assets with estimable useful lives in the net amount of $38.7 million.

Restructuring Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30, 2010 vs. September 30, 2009	Nine Months Ended September 30, 2010 vs. September 30, 2009
	2010	2009	2010	2009
	(In thousands)
Restructuring	$87	$61	$922	$22,827	$26	$(21,905)

On January 28, 2009, we announced the implementation of the Strategic Restructuring Program, which primarily included the reduction of our headcount by approximately 450 full-time positions. The pre-tax charges we incurred were primarily related to severance and other costs directly related to the reduction of our workforce and costs related to the consolidation of certain of our facilities. The restructuring program was completed by the end of 2009. For more information, see “— Executive Summary — Overview” and Note 10 to our condensed consolidated financial statements.

Interest Income

	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30, 2010 vs. September 30, 2009	Nine Months Ended September 30, 2010 vs. September 30, 2009
	2010	2009	2010	2009
	(In thousands)
Interest income	$3,638	$4,059	$11,031	$11,167	$(421)	$(136)

Interest income decreased for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 and for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 primarily due to decreased interest rates earned which was partially offset by overall higher average cash, cash equivalent and investment balances. For more information, see “ — Liquidity and Capital Resources.”

Other Income (Expense), Net

	Three Months Ended September 30,		Nine Months Ended September 30,			Three Months Ended September 30, 2010 vs. September 30, 2009	Nine Months Ended September 30, 2010 vs. September 30, 2009
	2010	2009	2010		2009
	(In thousands)
Other income (expense), net	$2,193	$1,651		$(251)	$939	$542	$(1,190)

Other income (expense), net, is primarily comprised of remeasurement of foreign currency transaction gains (losses) and realized gains (losses) related to changes in the fair value of our investments that have a decline in fair value that is considered other-than-temporary, if any, and recognized gains (losses) on the sale of available-for-sale investments. The increase in other income (expense), net, during the three months ended September 30, 2010 compared to the three months ended September 30, 2009 is primarily due to an increase in gains related to the remeasurement of our foreign currency transactions due to the weakening of the U.S. dollar during the remeasurement period. The decrease in other income (expense), net, during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 is primarily due to realized losses related to certain of our investments in marketable securities.

Income Taxes

As of September 30, 2010, our net unrecognized tax benefits totaled approximately $58.2 million. There were no amounts included in the balance at September 30, 2010 for tax positions, which would not affect the annual effective tax rate and approximately $1.2 million of accrued interest on tax positions, which is included in income tax expense.

We and certain of our subsidiaries are subject to federal income taxes in the United States, or U.S., as well as income taxes of multiple state and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2004.

In June 2010, we reached a settlement in principle with the IRS regarding the income tax deficiencies asserted in the Revenue Agent’s Report, or RAR. Under the terms of the settlement in principle, we would agree to an assessment of income tax deficiencies in full settlement of all open claims under the RAR and would resolve with finality for future years all of the transfer pricing issues raised in the RAR. Based on this, we incurred a charge of $13.1 million in the second quarter of 2010 in accordance with the authoritative guidance. Among other things, the authoritative guidance requires application of a “more likely than not” threshold to the recognition and non-recognition of tax positions. It further requires that a change in management judgment related to prior years’ tax positions be recognized in the quarter of such change.

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

We are required to estimate our income taxes in each of the jurisdictions in which we operate as part of the process of preparing our condensed consolidated financial statements. At September 30, 2010, we had approximately $79.1 million in deferred tax assets. The authoritative guidance requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We review deferred tax assets periodically for recoverability and make estimates and judgments regarding the expected geographic sources of taxable income and gains from investments, as well as tax planning strategies in assessing the need for a valuation allowance.

We maintain certain operational and administrative processes in overseas subsidiaries and our foreign earnings are taxed at lower foreign tax rates. We do not expect to remit earnings from our foreign subsidiaries. Our effective tax rate was approximately (0.7)% for the three months ended September 30, 2010 and 13.5% for the three months ended September 30, 2009. The decrease in the effective tax rate when comparing the three months ended September 30, 2010 to the three months ended September 30, 2009 is primarily due to a net tax benefit of $18.5 million that we recognized during the third quarter of 2010.

Our effective tax rate was approximately 16.2% for the nine months ended September 30, 2010 and 8.7% for the nine months ended September 30, 2009. The increase in the effective tax rate when comparing the nine months ended September 30, 2010 to the nine months ended September 30, 2009 is due primarily to the impact of the charges recorded in conjunction with the Strategic Restructuring Program in 2009, the expiration of the U.S. research and development tax credit on December 31, 2009 and an increase in income in geographic locations taxed at a higher rate. The impact of the charge related to the settlement in principle with the IRS taken during the second quarter of 2010 on the effective tax rate for the nine months ended September 30, 2010 was partially offset by the net tax benefit recognized in third quarter of 2010.

Liquidity and Capital Resources

During the nine months ended September 30, 2010, we generated positive operating cash flows of $437.0 million. These operating cash flows related primarily to net income of $182.7 million, adjusted for, among other things, non-cash charges, including depreciation and amortization expenses of $102.6 million, stock-based compensation expense of $83.9 million and the tax effect of stock-based compensation of $36.8 million. Also contributing to these cash inflows was an aggregate increase in operating assets and liabilities of $67.3 million, net of effects of our acquisitions. These cash inflows are partially offset by an operating cash outflow of $43.1 million related to the excess tax benefit due to the exercise of stock-based awards. Our investing activities used $325.9 million of cash consisting primarily of cash paid for net purchases of investments of $235.7 million and the purchase of property and equipment of $53.1 million. Also contributing to these cash outflows was cash paid for acquisitions and licensing agreements and product related intangible assets of $33.6 million. Our financing activities provided cash of $24.8 million primarily due to proceeds received from the issuance of common stock under our employee stock-based compensation plans of $310.8 million and $43.1 million related to excess tax benefits from the exercise of stock-based awards. These financing cash inflows were partially offset by stock repurchases of $324.9 million.

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

Cash, Cash Equivalents and Investments

	September 30, 2010	December 31, 2009	2010 Compared to 2009
	(In thousands)
Cash, cash equivalents and investments	$1,591,390	$1,207,257	$384,133

The increase in cash, cash equivalents and investments when comparing September 30, 2010 to December 31, 2009, is primarily due to cash provided by our operating activities of $437.0 million and cash received from the issuance of common stock under our employee stock-based compensation plans of $310.8 million partially offset by expenditures made on stock repurchases of $324.9 million and purchases of property and equipment of $53.1 million. See “– Liquidity and Capital Resources.” We generally invest our cash and cash equivalents in investment grade, highly liquid securities to allow for flexibility in the event of immediate cash needs. Our short-term and long-term investments consist of interest-bearing securities.

Available-for-sale investments

As of September 30, 2010, the unrealized loss related to our $50.0 million face value investment issued by AIG Matched Funding Corporation, or the AIG Capped Floater, was $0.7 million, and is included in accumulated other comprehensive income (loss). As of the date of this report, American International Group, Inc., or AIG, has not been reported to have defaulted on capital repayments to holders of its recently matured debt. Because we do not intend to sell the AIG Capped Floater and it is more likely than not that we will not be required to sell the security before the recovery of its amortized cost basis, which may not occur until maturity, we do not consider the security to be other-than-temporarily impaired.

Trading Investments

We held municipal auction rate securities, the majority of which were triple-A rated, whose underlying assets were generally student loans that were substantially backed by the federal government under the Federal Family Education Loan Program through investment accounts managed by UBS Financial Services, Inc., or UBS. The market for municipal auction rate securities in our portfolio began experiencing auction failures in 2008. In November 2008, we formally accepted the terms of a settlement, or the Settlement, from UBS. Upon accepting the terms of the Settlement, we received an enforceable, non-transferrable right, or the Put Option, that enabled us to sell our auction rate securities back to UBS. On June 30, 2010, we exercised the Put Option and sold all of our remaining investments in auction rate securities back to UBS at par. During 2010, we realized a gain of $6.0 million related to the sale of our investments in auction rate securities and a corresponding loss of $6.0 million related to the settlement of the Put Option, both of which are included in other income (expense), net, in our condensed consolidated statements of income. See Notes 5 and 6 to our condensed consolidated financial statements.

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

In order to measure the AIG Capped Floater at fair value we used a discounted cash flow model. We then discounted those cash flows at a rate reflecting the market risk inherent in holding an AIG security with a similar maturity as evidenced by pricing in the markets. Since utilizing a discounted cash flow model required us to make assumptions that were not directly or indirectly observable regarding the AIG Capped Floater’s fair value, accordingly it is a Level 3 valuation and is included in the table below.

Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

	Put Option	Long-term Investments	Total
	(In thousands)
Balance at December 31, 2009	$6,048	$83,785	$89,833
Proceeds received on Level 3 securities	—	(44,560)	(44,560)
Decrease in previously recognized unrealized losses included in accumulated other comprehensive loss	—	4,253	4,253
Total realized (losses) gains included in earnings	(6,048)	5,871	(177)

Balance at September 30, 2010	$—	$49,349	$49,349

Realized (losses) gains included in earnings for the period are reported in other income (expense), net.

Accounts Receivable, Net

	September 30, 2010	December 31, 2009	2010 Compared to 2009
	(In thousands)
Accounts receivable	$277,663	$309,748	$(32,085)
Allowance for returns	(681)	(1,617)	936
Allowance for doubtful accounts	(3,696)	(3,219)	(477)

Accounts receivable, net	$273,286	$304,912	$(31,626)

The decrease in accounts receivable when comparing September 30, 2010 to December 31, 2009 was primarily due to higher sales during the last month of the fourth quarter of 2009 compared to the last month of the third quarter of 2010. The activity in our allowance for returns was comprised primarily of $1.9 million in credits issued for returns during the first nine months of 2010 partially offset by $1.0 million of provisions for returns recorded in the first nine months of 2010. The activity in our allowance for doubtful accounts was comprised primarily of $1.9 million in additional provisions for doubtful accounts recorded during the first nine months of 2010 partially offset by $1.4 million of uncollectible accounts written off, net of recoveries. From time to time, we could maintain individually significant accounts receivable balances from our distributors or customers, which are comprised of large business enterprises, governments and small and medium-sized businesses. If the financial condition of our distributors or customers deteriorates, our operating results could be adversely affected.

Credit Facility

Effective on August 9, 2005, we entered into a revolving credit facility, or the Credit Facility, with a group of financial institutions, or the Lenders. Effective September 27, 2006, we entered into an amendment and restatement of the Credit Facility, or the Amendment. The Amendment decreased the overall range of interest we will pay on amounts outstanding on the Credit Facility and lowered the facility fee. In addition, the Amendment extended the term of the Credit Facility. The Credit Facility, as amended, allows us to increase the revolving credit commitment up to a maximum aggregate revolving credit commitment of $175.0 million. The Credit Facility, as amended, will expire on September 27, 2011 and it currently provides for a revolving line of credit in the aggregate amount of $100.0 million, subject to continued covenant compliance. A portion of the revolving line of credit (1) in the aggregate amount of $25.0 million may be available for issuances of letters of credit and (2) in the aggregate amount of $15.0 million may be available for swing line loans. The Credit Facility, as amended, currently bears interest at the London Interbank Offered Rate, or LIBOR, plus 0.32% and adjusts in the future in the range of 0.32% to 0.80% above LIBOR based on the level of our total debt and our adjusted earnings before interest, taxes, depreciation and amortization, or EBITDA. In addition, we are required to pay an annual facility fee ranging from 0.08% to 0.20% based on the aggregate amount available under the Credit Facility, as amended, and the level of our total debt and adjusted EBITDA. During the three months ended September 30, 2010, no funds were borrowed under the Credit Facility, as amended, and as of September 30, 2010 there were no amounts outstanding under the Credit Facility, as amended.

The Credit Facility, as amended, contains customary default provisions, and we must comply with various financial and non-financial covenants. The financial covenants consist of a minimum interest coverage ratio and a maximum consolidated leverage ratio. The primary non-financial covenants contain certain limits on our ability to pay dividends, conduct certain mergers or acquisitions, make certain investments and loans, incur future indebtedness or liens, alter our capital structure or sell stock or assets. As of September 30, 2010, we were in compliance with all covenants of the Credit Facility.

Stock Repurchase Program

Our Board of Directors authorized an ongoing stock repurchase program with a total repurchase authority granted to us of $2.5 billion. We may use the approved dollar authority to repurchase stock at any time until the approved amounts are exhausted. The objective of our stock repurchase program is to improve stockholders’ returns. At September 30, 2010, approximately $231.2 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. A portion of the funds used to repurchase stock over the course of the program was provided by proceeds from employee stock option exercises and the related tax benefit.

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

During the three months ended September 30, 2010, we expended approximately $110.0 million on open market purchases, repurchasing 1,850,200 shares of outstanding common stock at an average price of $59.43. In addition, during the period, we made an up-front payment of $15.0 million to a certain financial institution related to a structured stock repurchase agreement. We did not receive any shares from our structured stock repurchase agreements during the three months ended September 30, 2010. As of September 30, 2010, we had a prepaid notional amount of $15.0 million remaining under our structured stock repurchase agreement, which expires in November 2010.

During the nine months ended September 30, 2010, we expended approximately $309.9 million on open market purchases, repurchasing 6,277,300 shares of outstanding common stock at an average price of $49.37. In addition, during this period, we made an up-front payment to a certain financial institution related to a structured stock repurchase agreement.

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

Shares for Tax Withholding

During the three months ended September 30, 2010, we withheld 1,627 shares from vested stock units totaling $0.1 million to satisfy tax withholding obligations that arose on the vesting of stock units. During the nine months ended September 30, 2010, we withheld 93,228 shares from vested stock units totaling $4.2 million to satisfy tax withholding obligations that arose on the vesting of stock units. These shares are reflected as treasury stock in our condensed consolidated balance sheet and the related cash outlays reduce our total repurchase authority.

Office Leases

We have operating lease obligations related to two properties that are not utilized which continue through 2018 with a total remaining obligation at September 30, 2010 of approximately $7.0 million, of which $3.1 million was accrued as of September 30, 2010, and is reflected in accrued expenses and other current liabilities and other liabilities in our condensed consolidated financial statements. In calculating this accrual, we made estimates, based on market information, including the estimated vacancy periods and sublease rates and opportunities. We periodically re-evaluate our estimates related to the vacant facilities.

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

We have an asset retirement obligation related to restoring a property to its original condition. The restoration is anticipated to occur at the end of the lease term in 2016. The total obligation related to this asset retirement obligation as of September 30, 2010 is approximately $4.7 million, of which $1.2 million was accrued and is reflected in other liabilities in our condensed consolidated balance sheet.

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

Evaluation of Disclosure Controls and Procedures

As of September 30, 2010, our management, with the participation of our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that, as of September 30, 2010, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated by and communicated to our management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

In July 2010, we completed a multi-year global initiative to re-implement our enterprise resource planning system, SAP. As part of this initiative, we simplified and standardized global business processes, improved existing functionality and introduced new functionality primarily related to internal reporting and improved visibility across the business. As a result, our internal controls over financial reporting as related to the re-implementation of SAP have changed during the quarter ended September 30, 2010.

Except as described above, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

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

Purchases of Equity Securities by the Issuer

Our Board of Directors has authorized an ongoing stock repurchase program with a total repurchase authority granted to us of $2.5 billion. The objective of the stock repurchase program is to improve stockholders’ returns. At September 30, 2010, approximately $231.2 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. The following table shows the monthly activity related to our stock repurchase program for the quarter ended September 30, 2010:

	(a) Total Number of Shares (or Units) Purchased (1)(2)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or approximate dollar value) of Shares (or Units) that may yet be Purchased under the Plans or Programs (3)
July 1, 2010 through July 31, 2010	45,500	$54.91	45,500	$353,719
August 1, 2010 through August 31, 2010	1,199,180	57.81	1,199,180	269,391
September 1, 2010 through September 30, 2010	607,147	62.97	607,147	231,157

Total	1,851,827	$59.43	1,851,827	$231,157

(1)	Represents shares acquired in open market purchases. We expended approximately $125.0 million during the quarter ended September 30, 2010 related to our stock repurchase program. For more information see Note 14 to our condensed consolidated financial statements.
(2)	Includes 1,627 shares withheld from vested stock units to satisfy tax withholding obligations that arose on the vesting of shares of stock units.
(3)	Contributing to the decrease in authority is an upfront payment of $15.0 million paid to a certain financial institution related to a structured stock repurchase agreement under which no shares were delivered during the quarter ended September 30, 2010.

ITEM 5.	OTHER INFORMATION

Our policy governing transactions in our securities by our directors, officers and employees permits our officers, directors and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. We have been advised that Mark B. Templeton, our President and Chief Executive Officer, David J. Henshall, our Senior Vice President and Chief Financial Officer, David R. Friedman, our General Counsel and Senior Vice President, Human Resources, Alvaro Monserrat, our Senior Vice President, Sales and Services, John Gordon Payne, our Senior Vice President and General Manager, Desktop Division, and Nanci E. Caldwell and Godfrey R. Sullivan, who serve on our Board of Directors, each entered into a new trading plan in the third quarter of 2010 in accordance with Rule 10b5-1 and our policy governing transactions in our securities to manage tax obligations and the exercise of soon to expire stock options. We undertake no obligation to update or revise the information provided herein, including for revision or termination of an established trading plan.

ITEM 6.	EXHIBITS

(a)	List of exhibits

Exhibit No.	Description
31.1	Rule 13a-14(a) / 15d-14(a) Certification

31.2	Rule 13a-14(a) / 15d-14(a) Certification

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial statements from Citrix Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, as filed with the SEC on November 9, 2010, formatted in XBRL, as follows:

(i) the Condensed Consolidated Balance Sheets
(ii) the Condensed Consolidated Statement of Income
(iii) the Condensed Consolidated Statements of Cash Flows
(iv) the Notes to Condensed Consolidated Financial Statements, tagged in summary and detail

*	Indicates a management contract or a compensatory plan, contract or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 9th day of November 2010.

CITRIX SYSTEMS, INC.

By:	/S/ DAVID J. HENSHALL
David J. Henshall
Senior Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Rule 13a-14(a) / 15d-14(a) Certification

31.2	Rule 13a-14(a) / 15d-14(a) Certification

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial statements from Citrix Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, as filed with the SEC on November 9, 2010, formatted in XBRL, as follows:

(i) the Condensed Consolidated Balance Sheets
(ii) the Condensed Consolidated Statement of Income
(iii) the Condensed Consolidated Statements of Cash Flows
(iv) the Notes to Condensed Consolidated Financial Statements, tagged in summary and detail

*	Indicates a management contract or a compensatory plan, contract or arrangement.