Form 10-K
period 2010-12-31
CITRIX SYSTEMS INC
filed 2011-02-24
CIK 877890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant computed by reference to the price of the registrant’s Common Stock as of the last business day of the registrant’s most recently completed second fiscal quarter (based on the last reported sale price on The Nasdaq Global Select Market as of such date) was $7,889,515,569. As of February 18, 2011 there were 187,619,084 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2010. Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

CITRIX SYSTEMS, INC.

PART I

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such actual results to differ materially from those set forth in these forward-looking statements are included in Part I, Item 1A “Risk Factors” beginning on page 12.

ITEM 1.	BUSINESS

General

Citrix Systems, Inc. is a Delaware corporation founded on April 17, 1989. We design, develop and market technology solutions that enable IT services to be securely delivered on demand – independent of location, device or network. Our customers achieve lower IT operating costs, increased information security and greater business agility using Citrix technologies that enable virtual computing. We market and license our products directly to enterprise customers, over the web, and through systems integrators, or SIs, in addition to indirectly through value-added resellers, or VARs, value-added distributors, or VADs, and original equipment manufacturers, or OEMs.

Business Overview

For over two decades, we have passionately pursued our long-term vision to enable people to work or play – anywhere through successive waves of invention. The first wave, beginning in the early-1990s, enabled secure remote access to mission critical applications for thousands of road warriors. This required the invention of a new way to “transmit” application screens allowing applications to be virtualized instead of installed on the user’s personal computer, or PC, even over very thin network connections. IT administrators found that virtualized applications on a central server made them more secure, faster running, easier to update and much more accessible. The shifting of computing to servers also allowed the invention of thin-clients and network computers powered by Citrix client and server technologies. Since the early-1990s, we have become a leading provider of server-based computing solutions and our products have been accepted by thousands of organizations as strategic infrastructure for user mobility.

In the early 2000s, we turned our focus toward new market opportunities created by the massive connectivity of the internet, rapid expansion of network bandwidth, and an explosion of device form factors such as smartphones, tablet PCs and netbooks. In parallel, customers began to realize the increasing value of mobility technologies like remote access, web collaboration and remote support tools. We also believe that there are similar opportunities emerging in the datacenter to address high operating costs, inflexible infrastructure, and new application architectures.

These opportunities have been the driving forces behind our second wave of invention, building on our core ideas and technologies for virtualizing applications – extending them to adjacent product and technology markets. Since 2004, we have focused our investments on a broader array of technologies, strategic acquisitions and new business models. This has expanded our core capabilities beyond application virtualization to include desktop, client and server virtualization. It has also made Citrix a leading manufacturer of network appliances and one of the largest providers of software-as-a-service, or SaaS, in the world.

Today, Citrix serves over 230,000 customers and over 100 million users every day in over 100 countries. Citrix products and services allow people to collaborate, communicate and work virtually anywhere – using any device they choose. Our virtual computing infrastructure IT services are securely delivered on demand and we believe our datacenter computing resources are simpler, lower cost and more efficient.

Invention and re-invention has driven our growth. Our diversified product lines, routes to-the-customer, and business models have been enabled by our virtual computing products that offer collaboration as-a-service, desktop as-a-service and infrastructure as-a-service.

Products and Services

Our products and services target customers of all sizes – from individuals who subscribe to our GoToMyPC remote access service, to network engineers who purchase our NetScaler web application devices, or the IT professional who licenses our XenDesktop infrastructure products. This section provides an overview of our major product and services offerings.

Desktop Solutions

Our Desktop Solutions – XenDesktop, XenClient and XenApp – reduce the complexity and cost of administering Windows-based applications and desktops in the enterprise.

•

Citrix® XenDesktop® is a fully integrated desktop virtualization system that gives customers the flexibility to deliver the desktop as a service – dramatically simplifying desktop management for a broad range of users. XenDesktop is available in a range of packages designed for viral adoption and several market segments. The Express Edition of XenDesktop is offered as a free download from our website to allow IT professionals to conduct no-cost trials. The XenDesktop VDI Edition is designed for virtual desktop projects that only require the hosted virtual machine method of desktop delivery. The Enterprise and Platinum Editions of XenDesktop include all our major virtual desktop delivery models in one integrated package, and also include the capabilities of Citrix XenApp for delivering on-demand applications into virtual or physical desktops. All versions of XenDesktop include Citrix HDX technologies to give users a high-definition experience – even when using multimedia, real-time collaboration, USB devices, and 3D graphics content – while consuming 90 percent less bandwidth than competing solutions. HDX leverages the Citrix ICA® protocol and adds Adaptive Orchestration which helps optimize performance and bandwidth to fit each unique user scenario. Each edition comes with user profile management and provisioning services to stream a single desktop image, on-demand, to multiple servers in the datacenter. All editions feature licensing for both Citrix XenServer and Microsoft Hyper-V virtualization infrastructure. The most advanced editions include our FlexCast™ delivery technologies which allow virtual desktops to be hosted in the datacenter or run locally at the endpoint, wherever costs, security or mobility is optimal. We believe that our FlexCast technology dramatically improves our customer’s return on their investment and makes desktop virtualization a practical reality for broad, enterprise-wide deployments.

•

Citrix® XenApp® is a widely-deployed application virtualization solution that allows enterprise applications to be centralized and delivered as an on-demand service. XenApp delivers applications in two ways: (1) hosted – by running application business logic on a central server using our HDX technologies to securely transmit the application’s user experience to the endpoint device, or (2) streamed – by running the application locally. Keeping applications under the centralized control of IT administrators enhances data security and reduces the costs of managing separate clients and applications on every user’s desktop. The XenApp server runs on Microsoft® Windows Server® 2008, Windows Server® 2008 R2, Windows Server 2003 x64 Edition to Windows Server 2003, Windows® 2000 Server and several versions of UNIX®. In 2010, we announced Citrix XenApp 6, offering new enhancements for advanced management and scalability, a rich multimedia experience over any network and self-service applications with universal device support from PC to Mac to smartphone. We offer XenApp as a standalone product in different editions. The Platinum Edition includes the most features and adds powerful capabilities for application performance monitoring, secure sockets layers/virtual private network, or SSL/VPN, advanced SmartAccess™ control and single sign-on application security. The capabilities of XenApp are now available in XenDesktop Enterprise and Platinum Editions to provide a complete desktop virtualization system. XenApp continues to be available as a standalone solution for self-service applications on demand for customers wishing to use it on physical PCs and with competing virtual desktop products.

•

Citrix® XenClient™ is a high-performance, bare-metal hypervisor that runs directly on the client device hardware, dividing up the resources of the machine and enabling multiple operating systems to run side by side in complete isolation. XenClient is available as a free download on citrix.com.

Citrix Receiver™ is the client side of XenApp and XenDesktop. Citrix Receiver is available as a free download from citrix.com supporting numerous types of client devices. Citrix Receiver uses the Citrix HDX Technologies (discussed below) to communicate with XenApp and XenDesktop.

Online Services

Online Services is another area where we provide virtualization at the desktop – in the form of web collaboration, including virtual meetings, web-based desktop support and remote access. These products are delivered using the SaaS method where customers simply subscribe to our cloud-based online services without making any capital investment. These SaaS-delivered products help customers reduce travel, increase tele-working and enable cost-effective remote access and support.

Web Collaboration

•

GoToMeeting® is an online, easy-to-use, secure and cost-effective solution for online meetings, sales demonstrations and collaborative gatherings. GoToMeeting allows a user with a PC or Mac and an Internet browser to easily host, attend or participate in an online meeting or session without significant training. GoToMeeting is capable of providing a standard public switch telephone network, or PSTN, conference dial-in number and voice over Internet Protocol, or VoIP. It features advanced secure communication architecture that uses industry-standard secure sockets layers, or SSL. The service offers flat-fee pricing for any number of meetings of any length, for up to 15 attendees per meeting. We also offer GoToMeeting® Corporate which supports multiple organizer accounts, unlimited meetings with up to 25 attendees, robust reporting, additional customization options and advanced administrative capabilities. GoToMeeting Corporate also provides optional integrated toll-free audio.

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

•

GoToTraining® is the easy online training tool that allows trainers to deliver content to multiple trainees quickly and effortlessly, allowing organizations to expand their training program while saving time and reducing travel costs. GoToTraining allows users to host and participate in interactive online training sessions from either their PC or Mac. GoToTraining includes such features as full-service registration with integrated payment processing, real-time reporting and management, online course catalog, automated reminder and follow-up emails, content library to organize and store reusable content, materials, tests, polls, toll-free audio and VoIP options. . The service offers flat-fee pricing for unlimited training sessions of any length, for up to 200 attendees per session.

•

Integrated HiDef Audio is provided with the GoToMeeting, GoToWebinar and GoToTraining products, providing a seamless audio and web experience and the ability to record audio and web sessions, mute/unmute callers and recognize speakers from an easy-to-use interface.

•

HiDef Audio provides standalone audio options with reservationless audio conferencing for SMBs and large organizations. HiDef Corporate® and HiDef Conferencing® provide real-time reporting to manage users and costs effectively, with web controls to allow moderators to manage conferences without the costs of an operator.

Remote IT Support

•

GoToAssist® is a leading, online, remote technical-support solution that enables individual professionals and organizations of all sizes to provide secure, on-demand support over the Internet. GoToAssist enables support staff to instantly view and control the desktop of a user without the need to pre-install client software. GoToAssist comes in the following versions: GoToAssist Express®, GoToAssist Pro™, GoToAssist® Corporate, and GoToAssist® FastChat™. The solutions work automatically and securely through virtually every firewall, even over dial-up connections, and they easily integrate into existing infrastructure. GoToAssist Pro also integrates with GoToManage for full remote IT monitoring capabilities.

•

GoToManage® is a leading IT management online solution that enables IT professionals to monitor and control their IT infrastructure. It provides instant answers to computer, server and network questions. GoToManage creates an IT “system of record” — providing businesses and IT consultants with the ability to discover and identify network devices, monitor critical servers and applications in real time, manage network usage and bandwidth consumption and track configuration changes. GoToManage is simple to deploy, can be accessed from anywhere and requires no costly server infrastructure. The solution also integrates with GoToAssist Pro to provide remote IT support and monitoring capabilities.

Remote Access

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

Application Networking Products

Citrix NetScaler, Citrix Access Gateway and Citrix Repeater Solutions improve the performance, security and costs of delivering applications, desktops and web content over both public and private networks:

•

Citrix® NetScaler ® is an all-in-one Web application delivery controller that makes applications run five times faster by application accelerator methods such as HTTP compression and caching, ensuring application availability through advanced L4-7 load balancer and content switching methods, increasing application security with an integrated application firewall and substantially lowering costs by offloading servers for server consolidation. It reduces Web application TCO, optimizes the user experience and makes sure that applications are always available. NetScaler comes in both built-for-purpose MPX-series hardware appliances powered by our nCore technology and an economical form factor with our VPX virtual appliance that operates with any standard industry server using our XenServer technology.

•

Citrix Access Gateway™ is an SSL/VPN that securely delivers applications with policy-based SmartAccess control. Users have easy-to-use secure access to the applications and data they need to be productive. Organizations can cost effectively extend access to datacenter resources from outside the office, while maintaining unprecedented control through comprehensive SmartAccess policies.

•

Citrix Repeater™ Solutions provide high-performance application delivery to branch office users that increase productivity and reduce IT costs in the enterprise branch by delivering local area network-like application performance over the wide area network, or WAN. Appliance products in the Citrix Repeater family of solutions, including Citrix Branch Repeater™

(formerly WANScaler®) and Citrix Branch Repeater® with Windows Server®, developed in partnership with Microsoft Corporation, or Microsoft, can accelerate applications to datacenters and mobile workers. The AutoOptimizer™ Engine, which serves as the cornerstone of the Citrix Repeater architecture, offers flexible deployment options. The Citrix Repeater client software accelerates application delivery to other remote users including those in smaller branch offices, home offices and business travelers, while users in larger branch offices are supported with Citrix Repeater appliances.

Virtual Infrastructure Products

Citrix XenServer and Citrix Essentials offer powerful virtual infrastructure for improving operational efficiencies in the enterprise datacenter and for public cloud service providers:

•

Citrix®XenServer® is an enterprise-class platform for managing server virtualization in the datacenter as a flexible aggregated pool of computing and storage resources. Based on the high-performance Xen virtualization engine, XenServer combines comprehensive server virtualization capabilities with scalability, performance and ease-of-use. XenServer is offered free of charge to any user for unlimited production deployment.

•

Citrix Essentials ™ for XenServer® and Hyper-V™, announced in February 2009, adds a set of advanced management and automation capabilities to the Citrix and Microsoft server virtualization platforms. This solution adds the following capabilities to existing virtualization management systems: lab automation, high availability, provisioning, workflow orchestration and seamless integration with leading storage systems.

License Updates

We provide a convenient way for customers to budget for their product version upgrades annually without having to anticipate variable costs throughout the year.

•

Subscription Advantage provides a convenient way for customers to budget for their Desktop Solutions and Datacenter and Cloud Solutions version upgrades annually without having to anticipate variable costs throughout the year. The original purchase of these products is typically bundled with one year of Subscription Advantage or customers may elect to purchase subscriptions separately. Subscription Advantage allows customers to update software versions as they become available during the period of the subscription for free. This includes the software associated with the hardware appliances.

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

•

Technical Support Services accommodate the unique ongoing support needs of customers. Our technical support services are specifically designed to address the variety of challenges facing access infrastructure environments. We offer several support-level options, global coverage and personalized relationship management. Post-sale technical support is offered through Citrix-operated support centers located in the United States, Ireland, Japan, Hong Kong, Australia, Singapore and India. In most cases, we provide technical advice to channel distributors and entities with which we have a technology relationship, who act as the first line of technical assistance for end-users. In addition, Citrix appliance maintenance provides a convenient way for customers to receive technical support, software upgrades, if and when available, for appliances and return material authorization access in the event of appliance failure. In some cases, end-users can also choose from a Citrix-delivered fee-based support program ranging from one-time incident charges to an enterprise-level support agreement covering multiple sites and servers. In addition, we also provide free technical advice through online support systems, including our Web-based “Knowledge Center.”

•

Product Training & Certification teaches customers and partners how to optimally utilize our products and keep their organizations running smoothly. Authorized Citrix training is available when and how it is needed. Traditional or virtual instructor-led training offerings feature Citrix Certified Instructors conducting scheduled classes in a classroom or remote setting at one of approximately 260 Citrix Authorized Learning Centers™, or CALCs, worldwide. CALCs are staffed with instructors that have been certified by us and teach their students using Citrix-developed courseware. Self-Paced Online offerings, available to students 24 hours a day, seven days a week, provide technically robust course content without an instructor and often include hands-on practice via virtual labs. Certifications are available for administrators, engineers and architects.

Our SaaS products generally do not require post-sale services except in the case of some corporate contracts which include integration services at the time of implementation.

Technology

Our products are based on a full range of industry-standard technologies. In addition, certain of our products are also based on our proprietary technologies.

•

Independent Computing Architecture Protocol, or ICA®, consists of server- and client-side technology that allows graphical user interfaces to be transmitted securely over any network, and displayed on almost any client device. We offer client-side support for Windows-, Macintosh-, Linux-, Windows Phone-, iPhone- and Android-based devices such as PCs, laptops, tablets, thin clients, netbooks and smartphones. ICA allows applications and desktops to run on a central server enabling centralized management of applications, desktops, end-users, servers, licenses and other system components for greater efficiency and lower cost. ICA enhances information security by minimizing or eliminating data from traveling across the network by sending and receiving encrypted representation of screen pixels, keystrokes and mouse clicks. ICA is uniquely designed to consume minimal network bandwidth and resist to network latency which allows virtual desktops and applications to be used over LANs, WANs, WiFi and 3G connections.

•

Citrix HDX Technologies is a family of innovations that optimize the end-to-end user experience in virtual desktop and virtual application environments. These technologies incorporate our ICA protocol and include HDX Broadcast, MediaStream, Realtime, 3D, Plug-n-Play and IntelliCache features which work together to provide a hi-definition user experience across a wide array of applications, devices and networks. HDX also provides Adaptive Orchestration which dynamically adjusts HDX capabilities to adapt to specific device, network and application scenarios and to deliver a better user experience.

•

NetScaler® Software Packet Engine, or the Packet Engine, forms the foundation of our NetScaler line of products. The Packet Engine allows high-performance networking and packet processing without the need for special purpose hardware.

•

Xen® Open Source Technology is the basis for our hypervisor products, including XenClient. The Xen® hypervisor is a key component of the XenServer™ product line. See Part I—Item 1A entitled “Risk Factors,” for more information regarding the open source technology.

•

Citrix® Internet Overlay Platform is foundational technology for GoToMeeting, GoToWebinar, GoToTraining, GoToAssist and GoToAssist Express. The platform implements one of the largest multicast overlay data networks in the world using the Internet. It provides proprietary screen-sharing technology that separately optimizes screen transmission for each endpoint device (such as a remote PC during an online meeting or remote access session).

•

Citrix® PSTN/VoIP Bridge is core technology that allows the seamless integration of PSTN/VoIP audio conferencing. This technology is used extensively in our web-based collaboration and communication products including GoToMeeting, GoToWebinar, GoToTraining, and Hi-Def Conferencing.

•

HDFaces™ in GoToMeeting® delivers high-definition video conferencing and one-to-many video streaming over the public Internet. It includes proprietary network transport protocols and transcoding software that optimize video quality for each endpoint device.

Innovation is a core Citrix competency. We have many additional unique inventions that are important enablers of our continued leadership in desktop and application virtualization, web collaboration, application networking and virtual infrastructure.

Customers

We take a unique approach to solving the challenges of globalization, datacenter consolidation, regulatory compliance, disaster preparedness and competitiveness faced by our customers. In addition, we help their IT organizations change the cost, complexity, security and inflexibility of enterprise computing. Our products provide new capabilities for collaboration, communication, user support, desktop management, networking and datacenter management, and we believe they consistently deliver lower business and computing costs. At the same time, our solutions significantly increase business agility, helping our customers to quickly adapt to business, economic and environmental changes. The strategic value that we offer requires us to engage with multiple buyers, each with a different perspective on the problems we solve. We believe that the primary IT buyers involved in decision-making related to virtual computing solutions are the following:

•

Strategic IT Executives including chief information officers, chief technology officers and vice presidents of infrastructure, who have responsibility for ensuring that IT services are enablers to business initiatives and are delivered with the best performance, availability, security and cost.

•	Desktop Operations Managers who are responsible for managing Windows Desktop environments including corporate help desks.

•	IT Infrastructure Managers who are responsible for managing and delivering Windows-based applications.

•	Network Architects who are responsible for delivering Web-based applications who have primary responsibility for the WAN infrastructure for all applications.

•	Server Operations Managers who are responsible for specifying datacenter systems and managing daily operations.

•	Individuals and professional consumers, or prosumers, who are responsible for choosing personal solutions and helping small business select simple-to-use computing solutions.

•	Small Business Owners who are responsible for choosing the systems needed to support their business goals, such as SaaS.

Technology Relationships

We have a number of technology relationships in place to accelerate the development of existing and future products and go-to-market. These relationships include cross-licensing, OEM, and other arrangements that result in better solutions for our customers.

Microsoft

Since our inception, we have had a number of license agreements with Microsoft, including patent cross-license and source code licensing agreements that have provided us access to source code for versions of Microsoft Windows Server. These agreements are not required for our software development processes on Windows Server and do not provide for payments to or from Microsoft. The agreements are designed to allow Citrix to provide technical support for our products that run on the Microsoft Windows Server platform, including XenApp and XenDesktop. Additionally, we have collaborated with Microsoft on various technologies, including terminal services, application networking and virtualization.

Additional Relationships

Through our Citrix Ready program, more than 15,000 products have been verified to work with Citrix technologies. In addition, numerous partners proactively incorporate Citrix products and technologies such as Citrix Receiver, Citrix XenServer, Citrix XenDesktop, Citrix XenClient, Citrix XenApp, Citrix NetScaler and Citrix HDX (ICA) technology into their customer offerings. Our HDX and Citrix Receiver technologies are often included with or offered for thin clients, industry-standard servers and mobile devices such as Apple iPhone and iPad, Windows Mobile, Blackberry and Google Android devices. Licensees include Dell, Fujitsu, HP and Wyse Technologies, among others. The XenClient technology is developed in cooperation with Intel and is licensed for shipment by desktop computer manufacturers including Dell and HP.

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

We believe that our software development teams and core technologies represent a significant competitive advantage for us. Included in the software development teams is a group focused on research activities that include prototyping ways to integrate emerging technologies and standards into our product offerings, such as emerging Web services technologies, management standards and Microsoft’s newest technologies. Many groups within the software development teams have expertise in XML-based software development, integration of acquired technology, multi-tier Web-based application development and deployment, SSL secure access, hypervisor technologies, VoIP-based audio technology, Web-based video technology and building software as a service. We maintain teams located close to Microsoft in Redmond, Washington which are focused on enhancing and adding value to the next generation of Microsoft Windows Server, virtualization and management products. We incurred research and development expenses of approximately $326.6 million in 2010, $282.0 million in 2009 and $288.1 million in 2008.

Sales, Marketing and Services

We market and license our products and services through multiple channels worldwide, including VARs, VADs, SIs, independent software vendors, or ISVs, direct over-the-web and OEMs. These distribution channels are managed by our worldwide sales and services organization. We provide training and certification to integrators, VARs and consultants for a full-range of Citrix-based infrastructure products, solutions and services through our Citrix Partner Network program to members known as Citrix Solution Advisors™. In addition, our Online Services division provides software as a service through direct corporate sales and direct over-the-web through our websites.

We offer perpetual and term-based software licenses for our products, along with annual subscriptions for software updates, technical support and online services. Perpetual licenses allow our customers to use the version of software initially purchased into perpetuity, while term-based licenses are limited to a specified period of time. Software update subscriptions give customers the right to upgrade to new software versions if and when any updates are delivered during the subscription term. Perpetual license software products come primarily in electronic-based forms and, in selected markets, we offer pre-packaged shrink-wrap products to meet local customer needs. Our Online Services SaaS products are accessed over the Internet for usage during the subscription period. Our hardware appliances come pre-loaded with software for which customers can purchase perpetual licenses and annual support and maintenance.

In 2010, we continued to focus on increasing the productivity of our existing partners and building capacity through recruitment of new partners to sell and implement our expanding product portfolio. Our channel incentive program, Citrix Advisor Rewards™, is an innovative influencer program that rewards our partners for registering projects and providing value-added selling even if they do not fulfill the product. This program has helped limit channel conflict and increase partner loyalty to us. We regularly take actions to improve the effectiveness of our partner programs and to strengthen our channel relationships, including managing non-performing partners, adding new partners with expertise in selling into new markets and forming additional relationships with global and regional SIs and ISVs. SIs and ISVs have become a more substantial part of our strategy in the large enterprise and government markets. The SI program includes members such as Accenture Ltd., Atos Origin, Computer Sciences Corporation, Electronic Data Systems Corporation, Fujitsu-Siemens Computers GmbH, Hewlett-Packard Company, IBM Global Services, Infosys Technologies Limited and TATA Consultancy Services Limited, among others. The ISV program has a strong representation from targeted industry verticals such as healthcare, financial services and telecommunications. Members in the ISV program include Cerner Corporation, Epic Systems Corporation, ESRI, McKesson Corporation, Microsoft, Oracle Corporation, Sage Group plc, SAP AG and Siemens Medical Health Solutions, among many others.

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

Although we work with multiple VADs and VARs, one distributor, Ingram Micro, accounted for 17% of our total net revenues in 2010, 14% of our total net revenues in 2009 and 12% of our total net revenues in 2008. Our channel distributor arrangements with Ingram Micro consist of several non-exclusive, independently negotiated agreements with its subsidiaries, each of which covers different countries or regions. Each of these agreements is separately negotiated and is independent of any other contract (such as a master distribution agreement). None of these contracts was individually responsible for over 10% of our total net revenues in each of the last three fiscal years. In addition, there was no individual VAR that accounted for over 10% of our total net revenues in 2010, 2009 and 2008.

The Citrix Partner Network™ includes three categories of partners: Citrix Solution Advisors™, Citrix Ready® Technology Partners, and Citrix Global SIs™. This network represents the knowledge, skills and experience of the entire spectrum of our partners around the world, and makes it easier for end-users to engage their services and benefit from their solutions. Equally important, the Citrix Partner Network is designed to help partners build their business by sharing in opportunities for virtualization and networking optimization solutions that arise from mutual customers and complement the sale of their own products.

We are not obligated to accept product returns from our channel distributors under any conditions, unless the product item is defective in manufacture. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” and Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2010 for information regarding our revenue recognition policy.

International revenues (sales outside the United States) accounted for approximately 43% of our net revenues for the year ended December 31, 2010, 44% of our net revenues for the year ended December 31, 2009 and 46% of our net revenues for the year ended December 31, 2008. For detailed information on our international revenues, please refer to Note 12 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2010.

Segment Revenue

During the first quarter of 2010, we changed how we measure profitability internally, develop our annual plan and allocate our resources from a geography-based approach (which included the Americas; Europe, the Middle East and Africa; Asia-Pacific and our Online Services division), to a product division-based approach. This change reflects how we market and sell our products. Accordingly, we have revised our reportable segments to reflect the way we are currently managing and viewing the business. Our revenues are derived from sales of Enterprise division products which primarily include our Desktop Solutions, Datacenter and Cloud

Solutions and related technical services and from our Online Services division’s web collaboration, remote access and support services. The Enterprise division and the Online Services division constitute our two reportable segments. See Note 12 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2010.

Operations

For our application networking products, including NetScaler, Access Gateway and Repeater, we employ manufacturing capabilities that are both internal and through independent contractors to provide a redundant source of manufacture and assembly. Internal manufacturing capabilities and independent contractors provide us with the flexibility needed to meet our customer product and delivery requirements. We have manufacturing relationships primarily with Flextronics, Super Micro Computer, Inc. and Hewlett Packard, under which we have subcontracted the majority of our manufacturing activity. These third-party contract manufacturers also provide final test, warehousing and shipping services. This subcontracting activity extends from prototypes to full production and includes activities such as material procurement, final assembly, test, control, shipment to our customers and repairs. Together with our contract manufacturers, we design, specify and monitor the tests that are required to meet internal and external quality standards. Our contract manufacturers manufacture our products based on forecasted demand for our products. Each of the contract manufacturers procures components necessary to assemble the products in our forecast and test the products according to our specifications. Products are then shipped to our channel distributors, VARs or end-users. If the products go unsold for specified periods of time, we may incur carrying charges or obsolete material charges for products ordered to meet our forecast or customer orders. In 2010, we did not experience any material difficulties or significant delays in the manufacture and assembly of our products.

We control all purchasing, inventory, scheduling, order processing and accounting functions related to our operations. For our software products, production, warehousing and shipping are performed by our independent contractor HP, Ireland. Master software CD-ROMs, development of user manuals, packaging designs, initial product quality control and testing are primarily performed at our facilities. In some cases, independent contractors also duplicate CD-ROMs, print documentation and package and assemble products to our specifications.

While it is generally our practice to promptly ship product upon receipt of properly finalized purchase orders, we sometimes have orders that have not shipped upon receipt of a purchase order. Although the amount of such product license orders may vary, the amount, if any, of such orders at the end of a fiscal year is not material to our business. We do not believe that backlog, as of any particular date, is a reliable indicator of future performance.

We believe that our fourth quarter revenues and expenses are affected by a number of seasonal factors, including the lapse of many corporations’ fiscal year budgets and an increase in amounts paid pursuant to our sales compensation plans due to compensation plan accelerators that are often triggered in the fourth quarter. We believe that these seasonal factors are common within our industry. Such factors historically have resulted in first quarter revenues in any year being lower than the immediately preceding fourth quarter. We expect this trend to continue through the first quarter of 2011. In addition, our European operations generally generate lower revenues in the summer months because of the generally reduced economic activity in Europe during the summer. This seasonal factor also typically results in higher fourth quarter revenues.

Competition

We sell our products in intensely competitive markets. Some of our competitors and potential competitors have significantly greater financial, technical, sales and marketing and other resources than we do. As the markets for our products and services continue to develop, additional companies, including those with significant market presence in the computer appliances, software and networking industries could enter the markets in which we compete and further intensify competition. In addition, we believe price competition could become a more significant competitive factor in the future. As a result, we may not be able to maintain our historic prices and margins, which could adversely affect our business, results of operations and financial condition. See “—Technology Relationships” and Part I—Item 1A entitled “Risk Factors.”

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

Online Services

Our SaaS products for web collaboration, remote support and remote access continue to maintain solid leadership positions, particularly among small and medium-sized businesses, or SMBs, in extremely competitive markets. We differentiate our SaaS products by designing simple, secure, reliable and cost-efficient services that deliver superior customer experience. Our competitors range from large, established technology firms to small, internet-based startups.

We have been a market leader in SaaS-based secure remote access with our GoToMyPC product for many years. Our direct competition includes LogMeIn, free solutions such as Microsoft’s Live Mesh and those from many internet startups. In addition, new remote access features in desktop operating systems like Microsoft Windows and Macintosh OSX provide alternatives to our solution. We differentiate by continuing our focus on security, ease-of-use and support for multiple desktop operating systems.

In web collaboration, we compete primarily with Cisco Systems, Inc.’s, or Cisco’s, WebEx product which currently has the leading market share in this space. Our products, GoToMeeting and GoToWebinar, have proven competitive based on ease-of-use and the All You Can Meet® pricing model. In 2008, we acquired an audio services company, with advanced VoIP-based audio technology, giving us an opportunity to market audio conference calling services directly to SMBs and enterprises. We further differentiate our collaboration products by integrating PSTN, VoIP and toll-free audio services. We believe these features give us competitive advantage among individual, prosumer and SMB customers. We expect to continue to expand our collaboration offerings with GoToTraining™, an online training service purpose-built for the corporate training market.

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

In addition, to accelerate the European expansion of our Online Services division’s SaaS products, in February 2011, we acquired Netviewer AG, or Netviewer, a privately held European SaaS vendor in collaboration and IT services. Netviewer will become part of our Online Services division and enable the extension of our SaaS leadership in Europe.

Datacenter and Cloud Solutions

In the server virtualization market, we compete directly with VMware which was first to market with this technology and is widely regarded as the market leader. We believe XenServer, our server virtualization product, has features that are competitive with VMware’s ESX Server in terms of performance, scalability and other enterprise-class capabilities. XenServer is offered as a free download which significantly increases the reach of server virtualization to customers of all sizes and geographies. In 2008, Microsoft entered this market with a hypervisor-based server virtualization product called Hyper-V which is also available free of charge. We monetize the XenServer and Hyper-V products by selling advanced management, storage integration and automation capabilities offered through Citrix® Essentials™.

Our NetScaler web application delivery products compete against other established competitors including, Cisco and F5 Networks, Inc., or F5. Both compete with us for traditional enterprise sales opportunities, while F5 is our principal competitor in the Internet-centric market segment. We continue to enhance NetScaler’s feature capability and aggressively market NetScaler to our existing customer base.

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

Our Citrix Repeater family of products competes with Cisco, Riverbed Technology, Inc., or Riverbed, and Blue Coat Systems, or Blue Coat. Cisco enjoys the largest market share, benefiting from their leadership in the networking market. Riverbed and Blue Coat are less established companies than Citrix, but have the advantage of being focused solely on WAN optimization. We continue to develop enhanced features and functionality for our Citrix Repeater products, in addition to optimizing their performance with existing Citrix products, to differentiate them from our competition. We are also able to bundle them with existing products and aggressively market them to our installed-base, which we believe gives us a competitive advantage.

Proprietary Technology

Our success is dependent upon certain proprietary technologies and core intellectual property. We have been awarded numerous domestic and foreign patents and have numerous pending patent applications in the United States and foreign countries. Our technology is also protected under copyright laws. Additionally, we rely on trade secret protection and confidentiality and proprietary information agreements to protect our proprietary technology. We have trademarks or registered trademarks in the United States and other countries, including Citrix®, Citrix Access Gateway™, Citrix Cloud Center™, Citrix Essentials™, Citrix Receiver™, Citrix

Repeater™, Citrix Subscription Advantage™, Citrix Synergy™, Branch Repeater®, Dazzle®, EdgeSight®, FlexCast™, GoToAssist®, GoToMeeting®, GoToMyPC®, GoToWebinar®, GoToTraining®, GoView®, GoToLabs™, GoToManage®, HiDef Conferencing®, HiDef Corporate®, ICA®, nCore™, NetScaler®, Simplicity is Power™, Support Smarter®, VPX™, Xen®, XenApp®, XenCenter®, XenClient™, XenDesktop® , XenEnterprise®, XenMotion® XenServer®, Xen Source® and Xen Summit®. While our competitive position could be affected by our ability to protect our proprietary information, we believe that because of the rapid pace of technological change in the industry, factors such as the technical expertise, knowledge and innovative skill of our management and technical personnel, our technology relationships, name recognition, the timeliness and quality of support services provided by us and our ability to rapidly develop, enhance and market software products could be more significant in maintaining our competitive position. See Part I—Item 1A entitled “Risk Factors.”

Available Information

Our Internet address is http://www.citrix.com. We make available, free of charge, on or through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. The information on our website is not part of this Annual Report on Form 10-K for the year ended December 31, 2010.

Employees

As of December 31, 2010, we had 5,637 employees. We believe our relations with employees are good. In certain countries outside the United States, our relations with employees are governed by labor regulations that provide for specific terms of employment between our company and our employees.

ITEM 1A.	RISK FACTORS

Our operating results and financial condition have varied in the past and could in the future vary significantly depending on a number of factors. From time to time, information provided by us or statements made by our employees contain “forward-looking” information that involves risks and uncertainties. In particular, statements contained in this Annual Report on Form 10-K for the year ended December 31, 2010, and in the documents incorporated by reference into this Annual Report on Form 10-K for the year ended December 31, 2010, that are not historical facts, including, but not limited to, statements concerning new products, development and offerings of products and services, including our Desktop Solutions, Online Services and Datacenter and Cloud Solutions, market positioning, Citrix Ready, FlexCast, our Partner Network, Product Licenses, License Updates, Technical Services, financial information and results of operations for future periods, product and price competition, competition and strategy, employees, suppliers, contract manufacturers, product price and inventory, government regulation (including the FCC), seasonal factors, natural disasters, stock-based compensation, licensing and subscription renewal programs, computer system enhancements, international operations and expansion, obsolete materials charges, valuations of investments and derivative instruments, technology relationships, open source software, reinvestment or repatriation of foreign earnings, fluctuations in foreign exchange rates, contractual obligations, our Credit Facility, tax rates and deductions, tax liabilities and benefits, transfer pricing, the finalization of our tax settlement and written agreement with the IRS, acquisitions, including Netviewer, XenSource and Vapps, the Financial Accounting Standards Board’s authoritative guidance, leasing activities and obligations, stock repurchases, investment transactions (including our investment in bonds issued by AIG Matched Funding Corporation (the “AIG Capped Floater”), changes in domestic and foreign economic conditions and credit markets, restructuring activities (including our 2009 Strategic Restructuring Program), delays or reductions in technology purchases, acquired in-process technology, liquidity, litigation matters, intellectual property matters, distribution channels, stock price, payment of dividends, Advisor Rewards program, price protection rights, proprietary technology, security measures, third party licenses, and potential debt or equity financings constitute forward-looking statements and are made under the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are neither promises nor guarantees. Our actual results of operations and financial condition have varied and could in the future vary materially from those stated in any forward-looking statements. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Annual Report on Form 10-K for the year ended December 31, 2010, in the documents incorporated by reference into this Annual Report on Form 10-K or presented elsewhere by our management from time to time. Such factors, among others, could have a material adverse effect upon our business, results of operations and financial condition. We caution readers not to place undue reliance on any forward-looking statements, which only speak as of the date made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.

Adverse changes in general economic conditions in any of the major countries in which we do business, particularly in the United States and Europe, could adversely affect our operating results.

As a global company, we are subject to the risks arising from adverse changes in global economic and market conditions. The worldwide economy underwent unprecedented turmoil in 2008 and 2009 amid stock market volatility, difficulties in the financial services sector, tightening of the credit markets, softness in the housing markets, concerns of inflation and deflation, reduced corporate profits and capital spending, and economic uncertainties. The continuing uncertainty about future economic conditions in European markets could negatively impact our current and prospective customers and result in delays or reductions in technology purchases. As a result, we could experience fewer orders, longer sales cycles, slower adoption of new technologies and increased price competition, any of which could materially and adversely affect our business, results of operations and financial condition. Adverse economic conditions also may negatively impact our ability to obtain payment for outstanding debts owed to us by our customers or other parties with whom we do business.

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

Our long sales cycle for Desktop Solutions sales could cause significant variability in our revenue and operating results for any particular period.

In recent quarters, a growing number of our large and medium-sized customers have decided to implement our Desktop Solutions on a departmental or enterprise-wide basis. Our long sales cycle for these large-scale deployments makes it difficult to predict when these sales will occur, and we may not be able to sustain these sales on a predictable basis.

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

The continued long sales cycle for these large-scale deployment sales could make it difficult to predict the quarter in which sales will occur. Delays in sales could cause significant variability in our revenue and operating results for any particular period. In addition, large projects with significant IT components may fail to meet our customers’ business requirements or be canceled before delivery, which likewise could adversely affect our revenue and operating results for any particular period.

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

Existing or new products and services that provide alternatives to our products and services, including those relating to Desktop Solutions, Datacenter and Cloud Solutions and Online Services, including virtual desktop delivery, web collaboration, IP telephony, remote support, application performance monitoring, branch office application delivery and WAN optimization, and secure sockets layers/virtual private networks, could materially impact our ability to compete in these markets.

Our current principal competitors in these markets include Microsoft, Cisco, including Cisco’s WebEx division, F5, Juniper, Riverbed, VMware, Blue Coat and LogMeIn. For further discussion of the competitive environment for our products, see the section entitled “Competition” in Part 1—Item 1.

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

Industry consolidation may result in increased competition.

Some of our competitors have made acquisitions or entered into partnerships or other strategic relationships to offer a more comprehensive virtualization solution than they individually had previously offered. Additionally, information technology companies are increasingly seeking to deliver comprehensive IT solutions to end users that combine enterprise-level hardware and software solutions that may compete with our virtualization and web collaboration solutions. We expect these trends to continue as IT companies attempt to strengthen or maintain their market positions in the evolving virtualization, enterprise infrastructure and web collaboration markets. Many of the companies that are the likely consolidators in our markets have significantly greater financial, technical and other resources than we do and may be better positioned to acquire and offer complementary products and services. The companies resulting from these possible combinations may create more compelling product and service offerings and be able to offer greater pricing flexibility or sales and marketing support for such offerings than we can. These heightened competitive pressures could result in a loss of customers or a reduction in our revenues or revenue growth rates, all of which could adversely affect our business, results of operations and financial condition.

If we lose key personnel or cannot hire enough qualified employees in certain areas of our business, our ability to manage our business could be adversely affected.

Our success depends, in large part, upon the services of a number of key employees in certain areas of our business. Except for certain key employees of acquired businesses, we do not have long-term employment agreements with any of our key personnel. Any officer or employee can terminate his or her relationship with us at any time. The effective management of our growth, if any, could depend upon our ability to retain our highly-skilled managerial, technical, sales and services, finance and marketing personnel in certain areas of our business. If any of those employees leave, we will need to attract and retain replacements for them. We also may need to add key personnel in the future, including in certain key areas of our business. The market for these qualified employees is competitive. We could find it difficult to successfully attract, assimilate or retain sufficiently qualified personnel in sufficient numbers. Furthermore, we may hire key personnel in connection with our future acquisitions; however, any of these employees will be able to terminate his or her relationship with us at any time. If we cannot retain and add the necessary staff and resources for these acquired businesses, our ability to develop acquired products, markets and customers could be adversely affected. Also, we may need to hire additional personnel to develop new products, product enhancements and technologies. If we cannot add the necessary staff and resources, our ability to develop future enhancements and features to our existing or future products could be delayed. Any delays could have a material adverse effect on our business, results of operations and financial condition.

Our Datacenter and Cloud Solutions initiatives present execution and competitive risks.

In 2010, we announced new products and technology initiatives which aim to leverage our virtualization infrastructure software products into the emerging area of cloud computing. For example, our Citrix OpenCloud initiative offers solutions to help our customers easily and quickly move or extend key datacenter workloads to the cloud for increased availability and flexibility. These initiatives present new and difficult technology challenges. Our customers may choose not to adopt our new products or services, and we may be subject to claims if customers of these offerings experience service disruptions or failures, security breaches or other quality issues. Further, the success of these new offerings depends upon the cooperation of third party hardware, software and cloud hosting vendors to provide interoperability with our products and services and to offer compatible products and services to end users.

Since the cloud computing market is in the early stages of development, we expect other companies to enter this market and to introduce their own initiatives that may compete with, or not be compatible with, our cloud initiatives. These competitive initiatives could limit the degree to which other vendors develop products and services around our offerings. Additionally, our operating margins in our new initiatives may be lower than those we have achieved in our more mature product markets, and our new initiatives may not generate sufficient revenue to recoup our investments in them. If any of these events were to occur, it could adversely affect our business, results of operations and financial condition.

Sales of our Desktop Solutions constitute a majority of our revenue and decreases in demand for our Desktop Solutions could adversely affect our results of operations and financial condition.

We anticipate that sales of our Desktop Solutions and related enhancements and upgrades will constitute a majority of our revenue for the foreseeable future. Our ability to continue to generate revenue from our Desktop Solutions will depend on market acceptance of Windows Server Operating Systems. Declines and variability in demand for our Desktop Solutions could occur as a result of:

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

Our XenDesktop products are based on an emerging technology platform, and the market for this line of products remains uncertain, which could result in slower revenue growth than currently expected.

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

We believe that we could incur additional development costs, acquisition costs and royalties as we develop, buy or license new technologies or enhancements to our existing products and services. These added costs and royalties could increase our cost of revenues and operating expenses. However, we cannot currently quantify the costs for transactions that have not yet occurred. In addition, we may need to use a significant portion of our cash and investments to fund acquisition costs.

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

During the past two years, a large portion of our growth has been attributable to the growth of our Desktop Solutions, as well as growth in our Online Services and the application networking products in our Datacenter and Cloud product portfolio. We cannot provide any assurance that these markets and the revenues we derive from these markets will continue to grow or that we will realize the benefits of our Netviewer acquisition. In addition, over the last five years we have grown our force of sales professionals that work closely with partners to sell to primary information technology, or IT, buyers strategic IT executives, desktop operations managers, IT infrastructure managers, network architects and server operations managers, to address the multiple selling and buying opportunities presented by our expanded product lines. These and other account penetration efforts are part of our strategy to increase the usage of our products within our customer’s IT organizations. We cannot provide any assurance that this strategy will be successful or that the release of our application delivery infrastructure products or other new products or services will sustain or increase our revenue growth rate.

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

Our growth is dependent upon market growth, our ability to enhance existing products and services, and our ability to introduce new products and services on a timely basis. We intend to continue to address the need to develop new products and services and enhance existing products and services through acquisitions of other companies, product lines and/or technologies. However, acquisitions, including those of high-technology companies, are inherently risky. We cannot provide any assurance that any of our previous acquisitions, including our acquisition of Netviewer and our other acquisitions over the past three years, or future acquisitions will be successful in helping us reach our financial and strategic goals either for that acquisition or for us generally or that the combined company resulting from any acquisition will continue to support the growth achieved by the companies separately.

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

The financial and strategic benefits we anticipate from acquiring Netviewer may not be realized.

We acquired Netviewer with the expectation that the acquisition will result in various benefits, including, among other things, enhanced revenue and profits, greater market presence and development, and enhancements to our customer base. We expect that the acquisition will expand our SaaS presence in the European markets. We may not realize any of these benefits. In addition, we may not achieve the anticipated benefits of our acquisition of Netviewer as rapidly as, or to the extent, anticipated by our management and certain financial or industry analysts, and others may not perceive the same benefits of the acquisition as we do. For example, Netviewer’s contribution to our financial results may not meet the current expectations of our management for a number of reasons, including the integration risks described above, and could dilute our profits beyond the current expectations of our management. Operations and costs incurred and potential liabilities assumed in connection with our acquisition of Netviewer also could have an adverse effect on our business, financial condition and operating results. If these risks materialize, our stock price could be materially adversely affected.

Attractive acquisition opportunities may not be available to us, which could negatively affect the growth of our business.

Our business strategy includes the selective acquisition of businesses and technologies, such as our acquisition of Netviewer in the first quarter of 2011. We plan to continue to seek opportunities to expand our product portfolio, customer base, technology, and technical talent through acquisitions. However, we may not have the opportunity to make suitable acquisitions on favorable terms in the future, which could negatively impact the growth of our business. We expect that other companies in our industry will compete with us to acquire compatible businesses. This competition could increase prices for businesses and technologies that we would likely pursue, and our competitors may have greater resources than we do to complete these acquisitions.

If we determine that any of our goodwill or intangible assets, including technology purchased in acquisitions, are impaired, we would be required to take a charge to earnings, which could have a material adverse effect on our results of operations.

We have a significant amount of goodwill and other intangible assets, such as product related intangible assets, related to our acquisitions. We recorded significant additional goodwill and other intangible asset amounts in connection with the acquisition of XenSource in 2007. We do not amortize goodwill and intangible assets that are deemed to have indefinite lives. However, we do amortize certain product related technologies, trademarks, patents and other intangibles and we periodically evaluate them for impairment. We review goodwill for impairment annually, or sooner if events or changes in circumstances indicate that the carrying amount could exceed fair value, at the reporting unit level, which for us, also represents our operating segments. As of December 31, 2010, we had $921.1 million of goodwill. Fair values are based on discounted cash flows using a discount rate determined by our management to be consistent with industry discount rates and the risks inherent in our current business model. Due to uncertain market conditions and potential changes in our strategy and product portfolio, it is possible that the forecasts we use to support our goodwill and other intangible assets could change in the future, which could result in non-cash charges that would adversely affect our results of operations and financial condition.

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

We recorded approximately $57.5 million of goodwill and intangible assets in connection with our acquisitions in the three years ended December 31, 2010. If the actual revenues and operating profit attributable to acquired intangible assets are less than the projections we used to initially value these intangible assets when we acquired them, then these intangible assets may be deemed to be impaired. If we determine that any of the goodwill or other intangible assets associated with our acquisitions is impaired, then we would be required to reduce the value of those assets or to write them off completely by taking a charge to current earnings. If we are required to write down or write off all or a portion of those assets, or if financial analysts or investors believe we may need to take such action in the future, our stock price and operating results could be materially and adversely affected.

At December 31, 2010, we had $178.1 million of unamortized intangibles, which include product related technology we purchased in acquisitions or under third-party licenses. These intangibles are primarily associated with our Datacenter and Cloud Solutions. However, our value added resellers, or VADs, and entities with which we have technology relationships, customers or prospective customers may not purchase or widely accept our new products. If we fail to complete the development of our anticipated future product and service offerings, including product offerings acquired through our acquisitions, if we fail to complete them in a timely manner, or if we are unsuccessful in selling any new lines of products, appliances and services, we could determine that the value of the purchased technology is impaired in whole or in part and take a charge to earnings. We could also incur additional charges in later periods to reflect costs associated with completing those projects that could not be completed in a timely manner. An impairment charge could have a material adverse effect on our results of operations. If the actual revenues and operating profit attributable to acquired product and core technologies are less than the projections we used to initially value product and core technologies when we acquired them, such intangible assets may be deemed to be impaired. If we determine that any of our intangible assets are impaired, we would be required to take a related charge to earnings that could have a material adverse effect on our results of operations.

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

Our investment portfolio has been subject to impairment charges due to the financial crisis of 2008 in the capital markets and may be adversely impacted by volatility in the capital markets.

Our investment portfolio as of December 31, 2010 primarily consisted of agency securities, corporate securities, government securities, commercial paper and municipal securities. As a result of adverse financial market conditions in 2008 and 2009, investments in some financial instruments posed risks arising from liquidity and credit concerns. Future adverse market conditions and volatility could create similar risks for investments in financial instruments. Although we follow an established investment policy and seek to minimize the credit risk associated with investments by investing primarily in investment grade, highly liquid securities and by limiting exposure to any one issuer depending on credit quality, we cannot give any assurances that the assets in our investment portfolio will not lose value, become impaired, or suffer from illiquidity.

We may be required to record impairment charges for other-than-temporary declines in fair market value in our available-for-sale investments, including our investment issued by AIG Matched Funding Corporation, or the AIG Capped Floater. Future market conditions and volatility could lead to additional impairment charges, which could adversely affect our results of operations. Moreover, fluctuations in economic and market conditions could adversely affect the market value of our investments, and we could lose some of the principal value of our investment portfolio. A total loss of an investment, dependent on an individual security’s par value, or a significant decline in the value of our investment portfolio could adversely affect our financial condition.

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

We conduct significant sales and customer support, development and engineering operations in countries outside of the United States. During the year ended December 31, 2010, we derived approximately 42.7% of our revenues from sales outside the United States. Our continued growth and profitability could require us to further expand our international operations. To successfully expand international sales, we must establish additional foreign operations, hire additional personnel and recruit additional international resellers. In addition, there is significant competition for entry into high growth markets, such as China. Our international operations are subject to a variety of risks, which could cause fluctuations in the results of our international operations. These risks include:

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

Our results of operations are also subject to fluctuations in foreign currency exchange rates. In order to minimize the impact on our operating results, we generally initiate our hedging of currency exchange risks one year in advance of anticipated foreign currency expenses for those currencies to which we have the greatest exposure. When the dollar is weak, foreign currency denominated expenses will be higher, and these higher expenses will be partially offset by the gains realized from our hedging contracts. If the dollar is strong, foreign currency denominated expenses will be lower. These lower expenses will in turn be partially offset by the losses incurred from our hedging contracts. There is a risk that there will be fluctuations in foreign currency exchange rates beyond the one year timeframe for which we hedge our risk.

Our success depends, in part, on our ability to anticipate and address these risks. We cannot guarantee that these or other factors will not adversely affect our business or operating results.

Unanticipated changes in our tax rates or our exposure to additional income tax liabilities could affect our operating results and financial condition.

Our future effective tax rates could be favorably or unfavorably affected by unanticipated changes in the valuation of our deferred tax assets and liabilities, the geographic mix of our revenue, or by changes in tax laws or their interpretation. Significant judgment is required in determining our worldwide provision for income taxes. In addition, we are subject to the continuous examination of our income tax returns by tax authorities, including the examination of our income tax returns for 2004 and 2005 by the Internal Revenue Service, or IRS, which concluded during the third quarter of 2009. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance, however, that the outcomes from these continuous examinations will not have an adverse effect on our operating results and financial condition. Additionally, due to the evolving nature of tax rules combined with the large number of jurisdictions in which we operate, it is possible that our estimates of our tax liability and the realizability of our deferred tax assets could change in the future, which may result in additional tax liabilities and adversely affect our results of operations, financial condition and cash flows.

In June 2010, we reached a settlement in principle with the IRS regarding previously disclosed income tax deficiencies asserted in a Revenue Agent’s Report issued by the IRS. The final settlement requires the finalization of tax deficiency calculations with the IRS and a written agreement signed by the IRS. It is uncertain how long it will take to reach a final settlement with the IRS, and there can be no assurances that a final written agreement will be obtained or that this matter will otherwise be resolved in our favor. An adverse outcome of this matter could have a material adverse effect on our results of operations and financial condition.

We have credit exposure to our hedging counterparties, which could result in our failure to recover anticipated net gains from hedging transactions.

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

Security vulnerabilities in our products could have a material adverse impact on our results of operations.

Maintaining the security of computing devices and networks is a critical issue for us and our customers. We devote significant resources to address security vulnerabilities in our products and services through engineering more secure products and services, enhancing security and reliability features in our products and services, deploying security updates to address security vulnerabilities and seeking to respond to known security incidents in sufficient time to minimize any potential adverse impact. The cost of these measures could reduce our operating margins. Despite these efforts, actual or perceived security vulnerabilities in our products and systems may lead to claims against us and harm our reputation, and could lead some customers to seek to return products, to stop using certain products or services, to reduce or delay future purchases of our products or services, or to use competing products or services. Customers may also increase their expenditures on protecting their existing computer systems from attack, which could delay adoption of new technologies. Further, if our customers suffer any losses or are otherwise harmed in connection with a security incident related to our products or services, we could be subject to liability claims from our customers. Any of these actions by customers could adversely impact our results of operations.

Our efforts to protect our intellectual property may not be successful, which could materially and adversely affect our business.

We rely primarily on a combination of copyright, trademark, patent and trade secret laws, confidentiality procedures and contractual provisions to protect our source code and other intellectual property. The loss of any material trade secret, trademark, tradename, patent or copyright could have a material adverse effect on our business. Despite our precautions, it could be possible for unauthorized third parties to copy, disclose or reverse engineer certain portions of our products or to otherwise obtain and use our proprietary source code, in which case we could potentially lose future trade secret protection for that source code. If we cannot protect our proprietary source code against unauthorized copying, disclosure or use, unauthorized third parties could develop products similar to or better than ours.

Any patents owned by us also could be invalidated, circumvented or challenged. Any of our pending or future patent applications, whether or not being currently challenged, may not be issued with the scope we seek, if at all; and if issued, may not provide any meaningful protection or competitive advantage.

In addition, our ability to protect our proprietary rights could be affected by differences in international law and the enforceability of licenses. The laws of some foreign countries do not protect our intellectual property to the same extent as do the laws of the United States and Canada. For example, we derive a significant portion of our sales from licensing our products under “click-to-accept” license agreements that are not signed by licensees and electronic enterprise customer licensing arrangements that are delivered electronically, all of which could be unenforceable under the laws of many foreign jurisdictions in which we license our products.

Our products, including products obtained through acquisitions, could infringe third-party intellectual property rights, which could result in material litigation costs.

We are increasingly subject to infringement claims and may in the future be subject to claims alleging the unauthorized use of a third-party’s code in our products. This may occur for a variety of reasons, including the expansion of our product lines, such as our Datacenter and Cloud Solutions and our Online Services division products, through product development and acquisitions; an increase in patent infringement litigation commenced by non-practicing entities; the increase in the number of competitors in our industry segments and the resulting increase in the number of related products and the overlap in the functionality of those products; and the unauthorized use of a third-party’s code in our product development process. Companies and inventors are more frequently seeking to patent software despite recent developments in the law that may discourage or invalidate such patents. As a result, we could receive more patent infringement claims. Responding to any infringement claim, regardless of its validity, could result in costly litigation costs, monetary damages or injunctive relief or require us to obtain a license to intellectual property rights of those third parties. Licenses may not be available on reasonable terms, on terms compatible with the protection of our proprietary rights, or at all. In addition, attention to these claims could divert our management’s time and attention from developing our business. If a successful claim is made against us and we fail to develop or license a substitute technology or negotiate a suitable settlement arrangement, our business, results of operations, financial condition and cash flows could be materially and adversely affected. In particular, a material adverse impact on our financial statements could occur in the period in which the effect of an unfavorable final outcome becomes probable and reasonably estimable.

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

If an author or other third party that distributes open source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations. If our defenses were not successful, we could be subject to significant damages, enjoined from the distribution of our products that contained the open source software, and required to comply with the terms of the applicable license, which could disrupt the distribution and sale of some of our products. In addition, if we combine our proprietary software with open source software in an unintended manner, under some open source licenses we could be required to release the source code of our proprietary software, which could substantially help our competitors develop products that are similar to or better than ours.

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

Our inability to maintain or develop our strategic and technology relationships could adversely affect our business.

Our business depends on strategic and technology relationships. We cannot assure you that those relationships will continue in the future. We rely on strategic or technology relationships with companies such as Microsoft, Intel, Dell, Hewlett-Packard Company, Fujitsu Limited and others. We depend on the entities with which we have strategic or technology relationships to successfully test our products, to incorporate our technology into their products and to market and sell those products. We cannot assure you that we will be able to maintain our current strategic and technology relationships or to develop additional strategic and technology relationships. If the companies with which we have strategic or technology relationships are unable to incorporate our technology into their products or to market or sell those products, our business, results of operations and financial condition could be materially adversely affected.

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

We rely significantly on independent distributors and resellers to market and distribute our products and appliances. For instance, one distributor, Ingram Micro, accounted for 17% of our net revenues in 2010. Our distributor arrangements with Ingram Micro consist of several non-exclusive, independently negotiated agreements with our subsidiaries, each of which cover different countries or regions. Moreover, no reseller accounted for over 10% of our total net revenues in 2010. We do not control our distributors and resellers. Additionally, our distributors and resellers are not obligated to buy our products and could also represent other lines of products. We maintain and periodically revise our sales incentive programs for our independent distributors and resellers, and such program revisions may adversely impact our results of operations. Some of our distributors and resellers maintain inventories of our packaged products for resale to smaller end-users. If distributors and resellers reduce their inventory of our packaged products, our business could be adversely affected. Further, we could maintain individually significant accounts receivable balances with certain distributors. The financial condition of our distributors could deteriorate and distributors could significantly delay or default on their payment obligations. Any significant delays, defaults or terminations could have a material adverse effect on our business, results of operations and financial condition.

For certain of our products we rely on third-party suppliers and contract manufacturers, making us vulnerable to supply problems and price fluctuations.

We rely on a number of third-party suppliers, who provide hardware or hardware components for our products, and contract manufacturers. For example, the production, final test, warehousing and shipping for our Datacenter and Cloud Solutions, including our NetScaler products, Access Gateway products and Citrix Repeater appliance products, are primarily performed by a third-party contract manufacturer. We do not typically have long-term supply agreements with our suppliers; and, in most cases, we purchase the products and components on an as-needed purchase order basis. In some instances, such as with respect to our application networking products in our Datacenter and Cloud Solutions portfolio, we maintain internal manufacturing capabilities to supplement third-party contract manufacturers and provide us with the flexibility needed to meet our product delivery requirements on sales orders on a limited basis. While we have not, to date, experienced any material difficulties or delays in the manufacture and assembly of our products, our suppliers may encounter problems during manufacturing due to a variety of reasons, including failure to follow specific protocols and procedures, failure to comply with applicable regulations, equipment malfunction and environmental factors, any of which could delay or impede their ability to meet our demand. Our reliance on these third-party suppliers and contract manufacturers subjects us to risks that could harm our business, including:

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

We may experience outages, data loss and disruptions of our Online Services division’s services.

The increasing user traffic and complexity of our Online Services division demands more computing power. We have spent and expect to continue to spend substantial amounts to adequately resource our Online Services division’s data centers and to upgrade our technology and network infrastructure to handle the increased traffic of our Collaboration, IT Services, and Access and Cloud services, including GoToMeeting, GoToAssist and GoToMyPC, and to introduce new services. Maintaining and expanding this infrastructure’s capacity and geographic footprint is expensive and complex. Inefficiencies or operational failures, including temporary service outages and temporary or permanent loss of customer data, could diminish the perceived quality and reliability of our services, and result in liability claims by customers and other third parties, damage to our reputation and loss of current and potential subscribers, any of which could significantly and adversely affect our financial condition and the operating results of our Online Services division.

If our security measures are breached and unauthorized access is obtained to our Online Services division customers’ data, our services may be perceived as not being secure and customers may curtail or stop using our service.

Use of our Collaboration, IT Services, and Access and Cloud services involves the storage and transmission of customers’ business and personally identifiable information, and security breaches could expose us to a risk of loss of this information, litigation and possible liability. If our security measures are breached as a result of third-party action, employee error, malfeasance or otherwise, and, as a result, someone obtains unauthorized access to one of our online customers’ personally identifiable data, our reputation will be damaged, our business may suffer and we could incur significant liability. Because techniques used to obtain unauthorized access to or sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If any compromises of security were to occur, it could have the effect of substantially reducing the use of the Web for commerce and communications. Anyone who circumvents our security measures could misappropriate credit card and other payment information, personally identifiable customer information or cause interruptions in our services or operations. Fines and liabilities can be significant for breaches of payment card data. In the case of an actual breach of payment card data, we could incur potential fines at the discretion of the credit card companies. These fines could include penalties for all compromised account numbers, the costs of any additional fraud detection activities required by the card associations, costs incurred by credit card issuers associated with the compromise and additional monitoring of systems for further fraudulent activity. A large breach of payment card data could also put our ability to process credit card payments at risk. Computer viruses, software programs that disable or impair computers, have been and continue to be distributed and have rapidly spread over the Internet. Computer viruses could be introduced into our systems or those of our vendors, which could disrupt our network or make it inaccessible to our Online Services division customers. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose sales and customers for our Online Services division, and in the case of an actual breach we could incur fines and other penalties under privacy and data protection laws, which would significantly and adversely affect our financial condition and the operating results of our Online Services division.

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

Regulation of audio services may adversely affect our Online Services division.

In October 2008, our Online Services division acquired Vapps, Inc., or Vapps, a VoIP-based audio services company, to form our Citrix Online Audio products and services. Certain of these products and services are subject to various regulatory requirements established by the Federal Communications Commission, or FCC. FCC regulation may delay or hinder our ability to develop our services and products. The telecommunications industry is highly regulated in the U.S. at the federal, state and local levels. Various state and international authorities may also seek to regulate the products and services we provide or will provide. The FCC and state regulatory authorities may address regulatory non-compliance with a variety of enforcement mechanisms, including fines, refund orders, injunctive relief, license conditions, and/or license revocation. The regulation of the telecommunications industry is changing rapidly, and the regulatory environment varies substantially from jurisdiction to jurisdiction. There can be no assurance that future regulatory, judicial or legislative activities will not have a material adverse effect on the business, and results of operations of our Online Services division.

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

The stock market in general, The NASDAQ Global Select Market, and the market for software companies and technology companies in particular, have experienced extreme price and volume fluctuations. These fluctuations have often been unrelated or disproportionate to operating performance. These forces reached unprecedented levels in the second half of 2008, resulting in the bankruptcy or acquisition of, or government assistance to, several major domestic and international financial institutions and a material decline in economic conditions. In particular, the U.S. equity markets experienced significant price and volume fluctuations that have affected the market prices of equity securities of many technology companies. During 2010, our stock price has experienced volatility, with the closing price of our common stock on The NASDAQ Global Select Market having ranged from $41.15 on January 25, 2010 to $71.06 on September 28, 2010. These broad market and industry factors could materially and adversely affect the market price of our stock, regardless of our actual operating performance.

Changes or modifications in financial accounting standards may have a material adverse impact on our reported results of operations or financial condition.

From time to time, the Financial Accounting Standards Board, or FASB, either alone or jointly with the International Accounting Standards Board, IASB, promulgates new accounting principles that could have a material adverse impact on our reported results of operations or financial condition. For example, in December 2007, the FASB issued authoritative guidance on business combinations. The guidance requires, among other things, the expensing of direct transaction costs, including deal costs and restructuring costs as incurred and acquired in-process research and development, or IPR&D, assets to be capitalized, certain contingent assets and liabilities to be recognized at fair value, and arrangements related to contingent merger consideration may be required to be measured at fair value until settled, with changes in fair value recognized each period into earnings. Historically, we have been acquisitive; and if we continue to be so, the authoritative guidance could have a material adverse impact on our consolidated financials, results of operations and cash flows if we enter into any material business combinations.

In addition, it is likely that, in the near future, the United States will adopt International Financial Reporting Standards, IFRS, issued by the IASB. Future accounting standards that we are required to adopt will change the current accounting treatment that we apply to our financial statements. It is possible that such changes may have a material adverse effect on our reported results of operations or financial condition.

Our business is subject to seasonal fluctuations that impact our quarterly results.

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

We have received no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of our 2010 fiscal year that remain unresolved.

ITEM 2.	PROPERTIES

We lease and sublease office space in the Americas, which is comprised of the United States, Canada and Latin America, EMEA, which is comprised of Europe, the Middle East and Africa, and Asia-Pacific. The following table presents the location and square footage of our leased office space by reporting segment as of December 31, 2010:

	Enterprise division	Online Services division
	(square footage)
Americas	910,653	211,603
EMEA	217,552	3,773
Asia-Pacific	337,363	—

Total	1,465,568	215,376

In addition our Enterprise division owns land and buildings in Fort Lauderdale, Florida with approximately 281,189 square feet of office space used for our corporate headquarter and 42,000 square feet of office space in EMEA.

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

	High	Low
Year Ended December 31, 2010:
Fourth quarter	$71.57	$55.12
Third quarter	$71.93	$41.62
Second quarter	$49.98	$40.33
First quarter	$49.14	$40.48
Year Ended December 31, 2009:
Fourth quarter	$43.78	$36.75
Third quarter	$39.35	$29.82
Second quarter	$34.41	$22.15
First quarter	$24.51	$20.00

On February 18, 2011, the last reported sale price of our common stock on The NASDAQ Global Select Market was $72.63 per share. As of February 18, 2011, there were approximately 886 holders of record of our common stock.

We currently intend to retain any earnings for use in our business, for investment in acquisitions and to repurchase shares of our common stock. We have not paid any cash dividends on our capital stock in the last two years and do not currently anticipate paying any cash dividends on our capital stock in the foreseeable future.

Issuer Purchases of Equity Securities

Our Board of Directors has authorized an ongoing stock repurchase program with a total repurchase authority granted to us of $2.5 billion. The objective of the stock repurchase program is to improve stockholders’ returns. At December 31, 2010, approximately $120.3 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. The following table shows the monthly activity related to our stock repurchase program for the quarter ended December 31, 2010.

	Total Number of Shares Purchased (1,2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate dollar value of Shares that may yet be Purchased under the Plans or Programs (in thousands) (3)
October 1, 2010 through October 31, 2010	296,480	$63.74	296,480	$212,259
November 1, 2010 through November 30, 2010	1,110,469	$64.68	1,110,469	$155,439
December 1, 2010 through December 31, 2010	503,412	$69.87	503,412	$120,264

Total	1,910,361	$65.90	1,910,361	$120,264

(1)

Represents shares acquired in open market purchases. We expended approximately $124.9 million during the quarter ended December 31, 2010 for repurchases of our common stock. For more information see Note 8 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2010.

(2)	Includes 30,261 shares withheld from vested stock units in the fourth quarter of 2010 to satisfy tax withholding obligations that arose on the vesting of shares of unvested stock units.

(3)

Includes the impact of the return of an upfront payment of $15.0 million previously paid to a certain financial institution related to a structured stock repurchase agreement that expired with no shares delivered during the quarter ended December 31, 2010.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data is derived from our consolidated financial statements. This data should be read in conjunction with the consolidated financial statements and notes thereto, and with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share data)
Consolidated Statements of Income Data:
Net revenues	$1,874,662	$1,614,088	$1,583,354	$1,391,942	$1,134,319
Cost of net revenues (a)	223,420	187,310	175,132	137,607	98,698

Gross margin	1,651,242	1,426,778	1,408,222	1,254,335	1,035,621
Operating expenses:
Research and development	326,647	281,980	288,109	205,103	155,331
Sales, marketing and services	729,754	679,053	669,569	590,409	480,343
General and administrative	258,875	239,623	256,679	229,229	178,669
Amortization of other intangible assets	14,279	20,972	22,724	17,387	16,934
Restructuring	971	26,473	—	—	—
In-process research and development	—	—	1,140	9,800	1,000

Total operating expenses	1,330,526	1,248,101	1,238,221	1,051,928	832,277

Income from operations	320,716	178,677	170,001	202,407	203,344
Interest income	14,577	14,683	31,506	49,704	41,210
Interest expense	(458)	(426)	(444)	(737)	(927)
Other expense, net	(1,015)	958	(4,140)	(466)	(546)

Income before income taxes	333,820	193,892	196,923	250,908	243,081
Income taxes	57,379	2,875	18,647	36,425	60,084

Consolidated net income	276,441	191,017	178,276	214,483	182,997
Less: Net loss attributable to non-controlling interest	624	—	—	—	—

Net income attributable to Citrix Systems, Inc.	$277,065	$191,017	$178,276	$214,483	$182,997

Diluted earnings per share (b)	$1.46	$1.03	$0.96	$1.14	$0.97

	December 31,
	2010	2009	2008	2007	2006
	(In thousands)
Consolidated Balance Sheet Data:
Total assets	$3,703,600	$3,091,147	$2,694,306	$2,534,693	$2,024,473
Total equity	2,560,588	2,188,507	1,917,865	1,838,325	1,464,289

(a)

Cost of net revenues includes amortization of product related intangible assets of $50.5 million, $47.9 million, $48.0 million, $29.6 million and $19.2 million in 2010, 2009, 2008, 2007 and 2006, respectively.

(b)

Our diluted weighted–average shares outstanding primarily fluctuates based on the level of shares issued under our stock-based compensation programs, stock repurchases made under our stock repurchase program and shares issued in connection with our acquisitions. See Notes 3, 7 and 8 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We design, develop and market technology solutions that enable information technology, or IT, services to be securely delivered on demand – independent of location, device or network. Our customers achieve lower IT operating costs, increased information security, and greater business agility using Citrix technologies that enable virtual computing. We market and license our products directly to enterprise customers, over the web, and through systems integrators, or SIs, in addition to indirectly through value-added resellers, or VARs, value-added distributors, or VADs, and original equipment manufacturers, or OEMs.

Executive Summary

Our solutions can fundamentally change an information technology organization’s approach and strategic value, transforming IT into an on-demand service by centralizing the delivery of applications and desktops. Further, this approach to IT transforms data centers, making them far more flexible to adapt to the changing needs of an enterprise.

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

The global recession that started in 2008 impacted IT spending, and we saw uncertainties surrounding IT spending, particularly in the European markets in 2010. We expect this trend to continue as we enter 2011. The overall economic uncertainty may adversely affect sales of our products and services and may result in longer sales cycles, slower adoption of technologies and increased price competition, particularly in European markets.

In today’s business environment, however, there is a sharp focus on IT products and services that can reduce cost and deliver a quick, tangible return on investment, or ROI. With our customers focused on economic value in technology solutions, we intend to continue highlighting our solutions’ abilities to reduce IT costs, increase business flexibility and deliver ROI.

Our Desktop Solutions are built to transform and reduce the cost of traditional desktop management by virtualizing the desktop, with our XenDesktop product, and virtualizing applications, with our XenApp product, in a customer’s datacenter, where they are more easily and efficiently maintained. We plan to continue the initiatives that we began in the fourth quarter of 2009 and executed on throughout 2010 to accelerate our XenApp install base’s adoption of our broader Desktop Solutions product portfolio through our XenDesktop trade-up program.

Our Datacenter and Cloud Solutions, which include XenServer and NetScaler, can alter the traditional economies of the datacenter by providing much greater levels of flexibility of computing resources, especially with respect to servers, by improving application performance and thereby reducing the amount of processing power involved, and allowing easy reconfiguration of servers for multiple purposes.

Our Online Services division is focused on developing and marketing Web-based access, support and collaboration services. These services are primarily marketed via the Web to large enterprises, medium and small businesses, prosumers and individuals. Our Online Services division’s web collaboration services offer secure and cost-effective solutions that allow users to host and actively participate in online meetings, webinars and training sessions remotely and reduce costs associated with business travel. Our remote access solution offers a secure, simple and cost efficient way for users to access their desktops remotely, and our remote support solutions offer secure, on-demand support over the Internet.

In addition, we expect to continue to grow our Online Services division by increasing our addressable market geographically and offering services that appeal to a wider range of customers. To accelerate the European expansion of our Online Services division, in February 2011, we acquired Netviewer AG, or Netviewer, a privately held European SaaS vendor in collaboration and IT services. Netviewer will become part of our Online Services division and enable the extension of our SaaS leadership in Europe.

Our priorities for 2011 are to sustain the long-term growth of our businesses and enhance our current solutions through technological innovation, engineering excellence, selective and strategic acquisition of technology, talent and/or companies, and through a commitment to delivering high-quality products and services to customers and partners.

We expect to continue our 2010 initiatives and make strategic investments in research and development of existing and new products, and to invest in research and development of advanced and innovative technologies for future application, including increasing research and development capacity and headcount. We believe that delivering innovative and high-value solutions through our Enterprise division’s products and our Online Services division’s services is the key to meeting customer and partner needs and achieving our future growth.We also intend to continue making significant investments to expand our brand awareness in virtualization, networking and cloud computing spaces. We also plan to increase sales, consulting and technical services capacity and headcount to drive larger strategic customer engagements and more focus on SI partnerships as well as investing in new channel programs that allow our partners to upgrade their capabilities in desktop virtualization, which we currently believe is our largest area of opportunity.

On January 28, 2009, we announced the implementation of a strategic restructuring program, or the 2009 Strategic Restructuring Program. The 2009 Strategic Restructuring Program included reducing our headcount by approximately 450 full-time positions. In the year ended December 31, 2009, we incurred a pre-tax charge of $26.5 million related to employee severance and related costs and costs related to the consolidation of certain of our facilities.

Summary of Results

For the year ended December 31, 2010 compared to the year ended December 31, 2009, we delivered the following financial performance:

•	Product License revenue increased 14.9% to $619.5 million;

•	License Updates revenue increased 12.8% to $682.2 million;

•	Online Services revenue increased 17.0% to $360.6 million;

•	Technical Services revenue increased 31.1% to $212.3 million;

•	Operating income increased 79.5% to $320.7 million;

•	Diluted earnings per share increased 41.0% to $1.46;

•	Cash flow from operations increased 27.3% to $616.3 million;

•	Cash and investment balances increased 39.6% to $1,685.7 million; and

•	Deferred revenues increased 25.9% to $779.0 million.

The increase in our Product License revenue was primarily driven by increased sales of our Datacenter and Cloud Solutions, led by our Application Networking products and increased sales of our Desktop Solutions, led by our XenDesktop product and XenDesktop trade-up program. We currently expect our Product License revenue to increase when comparing the first quarter of 2011 to the first quarter of 2010. The increase in License Updates revenue was driven by sales of new licenses with Subscription Advantage. Our Online Services revenue increased due to increased sales of our web collaboration services. The increase in Technical Services revenue was primarily driven by increased sales of support and consulting services related to our Enterprise division’s products. Our increase in operating income and diluted earnings per share was driven by our increased revenue as well as operating leverage gained by managing our overall operating expenses. In addition, 2009 operating margin also included $26.5 million of additional operating expenses related to our 2009 Strategic Restructuring Program. We currently expect that total revenue will increase when comparing the first quarter of 2011 to the first quarter of 2010, as well as when comparing the 2011 fiscal year to the 2010 fiscal year.

During 2010, we generated positive operating cash flows of $616.3 million. These cash flows related primarily to net income of $276.4 million, adjusted for, among other things, non-cash charges including depreciation and amortization of $138.2 million, stock-based compensation expense of $103.8 million and the tax effect of stock-based compensation of $51.5 million. Also contributing to these cash inflows is an aggregate increase in cash flow from our operating assets and liabilities of $144.8 million, net of the effects of acquisitions. These operating cash inflows are partially offset by the excess benefit from the exercise of stock options of $60.2 million and $46.7 million related to a deferred income tax benefit.

The increase in cash and investments at December 31, 2010 as compared to December 31, 2009, was primarily due to cash provided by our operating activities of $616.3 million and cash received from the issuance of common stock under our employee stock-based compensation plans of $353.6 million, partially offset by expenditures made on our stock repurchases of $433.7 million and purchases of property and equipment of $75.4 million. The increase in deferred revenues at December 31, 2010 compared to December 31, 2009 was primarily due to increased sales and renewals of our Subscription Advantage product of $102.0 million and increased sales of our support services of $50.3 million.

Our business is subject to seasonal fluctuations. Historically, our net revenues have fluctuated quarterly and have generally been the highest in the fourth quarter of our fiscal year due to corporate calendar year-end spending trends. This seasonal factor also typically results in net revenue during the fourth quarter of any year being typically higher than the revenue for the first quarter of the subsequent year.

2010 Acquisitions

On September 7, 2010, we acquired all of the issued and outstanding securities of VMLogix Inc., or VMLogix, a privately held corporation headquartered in Santa Clara, California. VMLogix is a provider of virtualization management software for private and public cloud computing systems. The total consideration for this transaction was approximately $13.2 million, comprised of approximately $10.4 million in cash and approximately $2.8 million related to VMLogix liabilities settled in conjunction with the acquisition. The sources of funds for this transaction consisted of available cash. We recorded approximately $7.7 million of goodwill, which is not deductible for tax purposes, and acquired $10.6 million in assets including $7.5 million of identifiable intangible assets, of which $6.2 million is related to product related intangible assets with a useful life of 5.0 years and $1.3 million is related to other intangible assets with a useful life of 4.0 years. We assumed liabilities of approximately $5.1 million in conjunction with the acquisition. In addition, we also assumed stock options for which the vesting period reset fully upon the closing of the transaction. When these stock options vest, they will be exercisable for up to 47,784 shares of our common stock. We have included the effect of this transaction in our results of operations prospectively from the date of the acquisition, which effect was not material to our consolidated results.

During the first quarter of 2010, we acquired two privately-held companies for a total cash consideration of approximately $9.2 million. We recorded approximately $2.6 million of goodwill, which is not deductible for tax purposes, and acquired $9.4 million in assets including $7.1 million of identifiable intangible assets, of which $6.2 million is related to product related intangible assets with a weighted-average useful life of 5.0 years and $0.9 million is related to other intangible assets with a weighted-average useful life of 2.0 years. In addition, we assumed liabilities of approximately $2.8 million in conjunction with the acquisitions. We have included the effects of these transactions in our results of operations prospectively from the respective dates of the acquisitions, which were not material to our consolidated results.

2008 Acquisition

In October 2008, we acquired all of the issued and outstanding securities of Vapps, Inc., or Vapps, a privately held corporation headquartered in Hoboken, New Jersey. Vapps offers high quality audio conferencing solutions to small and medium sized businesses and enterprise and service provider markets that complement our online services. The total consideration for this transaction was approximately $29.7 million in cash, including $1.0 million in transaction costs. At the time of the acquisition, if certain financial and operational milestones are achieved by the Vapps business, contingent consideration of up to approximately $4.4 million may be earned. As of December 31, 2010, $1.9 million and $1.2 million was earned in 2010 and 2009, respectively. The sources of funds for this transaction consisted of available cash and investments. In addition, we assumed unvested stock options upon the closing of the transaction, which will become exercisable (upon vesting) for approximately 0.1 million shares of our common stock. In connection with the Vapps Acquisition, we allocated $21.8 million to goodwill, $8.2 million to product related technologies and $2.6 million to other intangible assets. The goodwill related to the Vapps acquisition was allocated to our Online Services division and is not deductible for tax purposes.

Netviewer AG Acquisition

In December 2010, we entered into an agreement to acquire all of the issued and outstanding securities of Netviewer AG, or Netviewer, a privately held European SaaS vendor in collaboration and IT services. Netviewer will become part of our Online Services division and the acquisition will enable the extension of our SaaS leadership in Europe. The acquisition closed in February 2011 and the total preliminary consideration for this transaction was approximately $115.0 million and was payable in cash. In addition, in connection with the acquisition we converted and assumed approximately 99,100 non-vested stock units. Transaction costs associated with the acquisition are currently estimated at $2.5 million, of which we expensed $2.0 million in 2010 and are included in general and administrative expense in the accompanying consolidated statements of income for the year ended December 31, 2010.

In-process Research and Development for Acquisitions

The fair values used in determining the purchase price allocation for certain intangible assets for our acquisitions were based on estimated discounted future cash flows, royalty rates and historical data, among other information. Purchased in-process research and development, or IPR&D, of $1.1 million was expensed immediately upon the closing of the acquisition of Vapps because it pertained to technology that was not currently technologically feasible, meaning it had not reached the working model stage, did not contain all of the major functions planned for the product, was not ready for initial customer testing and had no alternative future use. The fair value assigned to IPR&D was determined using the income approach, which includes estimating the revenue and expenses associated with a project’s sales cycle and by estimating the amount of after-tax cash flows attributable to the projects. The future cash flows were discounted to present value utilizing an appropriate risk-adjusted rate of return, which was 21%. The rate of return determination included a factor that takes into account the uncertainty surrounding the successful development of the IPR&D.

In 2009, we adopted new accounting rules for acquisitions and future IPR&D will be capitalized. No IPR&D was capitalized in 2010 and 2009.

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

Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2010 describes the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements.

Revenue Recognition

The accounting related to revenue recognition in the software industry is complex and affected by interpretations of the rules and an understanding of industry practices, both of which are subject to change. As a result, revenue recognition accounting rules require us to make significant judgments. In addition, our judgment is required in assessing the probability of collection, which is generally based on evaluation of customer-specific information, historical collection experience and economic market conditions. If market conditions continue to decline, or if the financial condition of our distributors or customers deteriorates, we may be unable to determine that collectability is probable, and we could be required to defer the recognition of revenue until we receive customer payments.

We license most of our software products bundled with a one year contract for license updates that provide the end-user with enhancements and unspecified upgrades to the licensed product on a when and if available basis. Customers may also elect to purchase subscriptions for license updates, when not bundled with the initial product license. Customers may also elect to purchase maintenance, technical support, product training or consulting services. We allocate revenue to license updates, maintenance and any other undelivered elements of the arrangement based on vendor specific objective evidence, or VSOE, of fair value of each element and such amounts are deferred until the applicable delivery criteria and other revenue recognition criteria have been met. The balance of the revenue, net of any discounts inherent in the arrangement, is recognized at the outset of the arrangement using the residual method as the product licenses are delivered. If we cannot objectively determine the fair value of each undelivered element based on the VSOE of fair value, we defer revenue recognition until all elements are delivered or services have been performed, or until fair value can be objectively determined. We must apply judgment in determining all elements of the arrangement and in determining the VSOE of fair value for each element, considering the price charged for each product on a stand-alone basis or applicable renewal rates for subscriptions related to new products.

In the normal course of business, we are not obligated to accept product returns from our distributors under any conditions, unless the product item is defective in manufacture. We establish provisions for estimated returns, as well as other sales allowances, concurrently with the recognition of revenue. The provisions are established based upon consideration of a variety of factors, including, among other things, recent and historical return rates for both, specific products and distributors, and the impact of any new product releases and projected economic conditions. Our ability to recognize revenue upon shipment to our distributors is predicated on our ability to reliably estimate returns. If actual experience or changes in market condition impairs our ability to estimate returns, we would be required to defer the recognition of revenue until the delivery of the product to the end-user. Product returns are provided for in the consolidated financial statements and have historically been within our expectations. Allowances for estimated product returns amounted to approximately $0.9 million at December 31, 2010 and $1.6 million at December 31, 2009. We also record estimated reductions to revenue for customer programs and incentive offerings including volume-based incentives, at the time the sale is recorded. We could take actions to increase our customer incentive offerings, which could result in an incremental reduction to our revenue at the time the incentive is offered.

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

For purposes of determining the expected volatility factor, we used the implied volatility in two-year market-traded options on our common stock based on third party volatility quotes in accordance with the provisions of Staff Accounting Bulletin, or SAB, No. 107. Our decision to use implied volatility was based upon the availability of actively traded options on our common stock and our assessment that implied volatility is more representative of future stock price trends than historical volatility. The expected term of our options is based on historical employee exercise patterns. We also analyzed our historical pattern of option exercises based on certain demographic characteristics and we determined that there were no meaningful differences in option exercise activity based on demographic characteristics. The approximate risk free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with remaining terms equivalent to the expected term on our options. We do not intend to pay dividends on our common stock in the foreseeable future and, accordingly, we used a dividend yield of zero in the option pricing model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. All stock-based payment awards that vest based on service, including those with graded vesting schedules, are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. We issue non-vested stock units with performance goals to certain senior members of management. The number of non-vested stock units underlying each award may be determined based on a range of attainment within defined performance goals. We are required to estimate the attainment that will be achieved related to the defined performance goals and number of non-vested stock units that will ultimately be awarded in order to recognize compensation expense over the vesting period. If our initial estimates of performance goal attainment change, the related expense may fluctuate from quarter to quarter based on those estimates and if the performance goals are not met, no compensation cost will be recognized and any previously recognized compensation cost will be reversed. As of December 31, 2010, there was $102.2 million of total unrecognized compensation cost related to options and non-vested stock units. That cost is expected to be recognized over a weighted-average period of 2.20 years.

If factors change and we employ different assumptions for estimating stock-based compensation expense in future periods or if we decide to use a different valuation model, the stock-based compensation expense we recognize in future periods may differ significantly from what we have recorded in the current period and could materially affect our operating income, net income and earnings per share. This may result in a lack of consistency in future periods and materially affect the fair value estimate of stock-based payments. It may also result in a lack of comparability with other companies that use different models, methods and assumptions. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. These characteristics are not present in our option grants. Existing valuation models, including the Black-Scholes and lattice binomial models, may not provide reliable measures of the fair values of our stock-based compensation. Consequently, there is a risk that our estimates of the fair values of our stock-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those stock-based payments in the future. Certain stock-based payments, such as employee stock options, may expire with little or no intrinsic value compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, the value realized from these instruments may be significantly higher than the fair values originally estimated on the grant date and reported in our financial statements. There is currently no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values. See Notes 2 and 7 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2010 for further information regarding our adoption of the authoritative guidance for stock-based compensation.

Valuation and Classification of Investments

The authoritative guidance, which among other things, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). Our investments are carried at fair value and in determining their fair value we are sometimes required to use various alternative valuation techniques. The authoritative guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.

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

After we have determined the fair value of our investments, for those that are in an unrealized loss position, we must then determine if the investment is other-than-temporarily impaired. We review our investments quarterly for indicators of other-than-temporary impairment. This determination requires significant judgment and if different judgments are used the classification of the losses related to our investments could differ. In making this judgment, we employ a systematic methodology that considers available quantitative and qualitative evidence in evaluating potential impairment of our investments. If the amortized cost of an investment exceeds its fair value, we evaluate, among other factors, general market conditions, the duration and extent to which the fair value is less than amortized cost and our intent to retain or sell the investment and whether it is more likely than not that we will not be required to sell the investment before the recovery of its amortized cost basis, which may not be until maturity. We also consider specific adverse conditions related to the financial health of and business outlook for the issuer, including industry and sector performance, rating agency actions and changes in credit default swap levels. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established. See Notes 4 and 5 to our consolidated financial statements and “Liquidity and Capital Resources” for more information on our investments and fair value measurements.

Product Related Technology Assets

We have acquired product related technology assets from our business combinations and other third party agreements. In applying purchase accounting, we allocate a portion of purchase price of acquired companies to the product related technology assets acquired based on their estimated fair values. We typically engage third party appraisal firms to assist us in determining the fair values and useful lives of product related technology assets acquired. Such valuations and useful life determinations require us to make significant estimates and assumptions. These estimates are based on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. Critical estimates in determining the fair value and useful lives of the product related technology assets include but are not limited to future expected cash flows earned from the product related technology and discount rates applied in determining the present value of those cash flows. Unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or actual results.

We review acquired product related technology assets for impairment on a periodic basis by comparing the estimated net realizable value to the unamortized cost of the technology. The recoverability of these technologies is primarily dependent upon our ability to commercialize products utilizing these technologies. The estimated net realizable value of the purchased technology is based on the estimated undiscounted future cash flows derived from such technology. Our assumptions about future revenues and expenses require significant judgment associated with the forecast of the performance of our products. Actual revenues and costs could vary significantly from these forecasted amounts. As of December 31, 2010, the estimated undiscounted future cash flows expected from product related technology assets from these acquisitions is sufficient to recover their carrying value. If these products are not ultimately accepted by our customers and distributors, and there is no alternative future use for the technology, we could determine that some or all of their remaining $114.0 million carrying value is impaired. In the event of impairment, we would record an impairment charge to earnings that could have a material adverse effect on our results of operations.

Goodwill

At December 31, 2010, we had $921.1 million in goodwill related to our acquisitions. The goodwill recorded in relation to these acquisitions is not deductible for tax purposes. Our revenues are derived from sales of our Enterprise division products which include our Desktop Solutions, Datacenter and Cloud Solutions and related technical services and from sales of our Online Services division’s web collaboration, remote access and support services. The Enterprise division and the Online Services division constitute our two reportable segments. See Note 12 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2010 for additional information regarding our reportable segments. We evaluate goodwill between these segments, which represent our reporting units.

We account for goodwill in accordance with FASB’s authoritative guidance which requires that goodwill and certain intangible assets are not amortized, but are subject to an annual impairment test. We complete our goodwill impairment test on an annual basis, during the fourth quarter of our fiscal year, or more frequently, if changes in facts and circumstances indicate that an impairment in the value of goodwill recorded on our balance sheet may exist. In order to estimate the fair value of goodwill, we typically estimate future revenue, consider market factors and estimate our future cash flows. Based on these key assumptions, judgments and estimates, we determine whether we need to record an impairment charge to reduce the value of the goodwill carried on our balance sheet to its estimated fair value. Assumptions, judgments and estimates about future values are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy or our internal forecasts. Although we believe the assumptions, judgments and estimates we have made in the past have been reasonable and appropriate, different assumptions, judgments and estimates could materially affect our results of operations.

There was no impairment of goodwill as a result of the annual impairment tests completed during the fourth quarters of 2010 and 2009. Excluding goodwill, we have no intangible assets deemed to have indefinite lives.

Income Taxes

We are required to estimate our income taxes in each of the jurisdictions in which we operate as part of the process of preparing our consolidated financial statements. At December 31, 2010, we had approximately $130.0 million in net deferred tax assets. The authoritative guidance requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We review deferred tax assets periodically for recoverability and make estimates and judgments regarding the expected geographic sources of taxable income and gains from investments, as well as tax planning strategies in assessing the need for a valuation allowance. At December 31, 2010, we determined that a $14.0 million valuation allowance relating to deferred tax assets for net operating losses was necessary. If the estimates and assumptions used in our determination change in the future, we could be required to revise our estimates of the valuation allowances against our deferred tax assets and adjust our provisions for additional income taxes.

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

Results of Operations

The following table sets forth our consolidated statements of income data and presentation of that data as a percentage of change from year-to-year.

	Year Ended December 31,			2010 Compared to 2009	2009 Compared to 2008
	2010	2009	2008
	(In thousands)
Revenues:
Product licenses	$619,452	$538,975	$620,215	14.9%	(13.1)%
License updates	682,246	604,968	559,340	12.8	8.2
Online services	360,617	308,177	260,065	17.0	18.5
Technical services	212,347	161,968	143,734	31.1	12.7

Total net revenues	1,874,662	1,614,088	1,583,354	16.1	1.9
Cost of net revenues:
Cost of product license revenues	66,682	52,160	47,801	27.8	9.1
Cost of services revenues	106,234	87,233	79,303	21.8	10.0
Amortization of product related intangible assets	50,504	47,917	48,028	5.4	(0.2)

Total cost of net revenues	223,420	187,310	175,132	19.3	7.0

Gross margin	1,651,242	1,426,778	1,408,222	15.7	1.3
Operating expenses:
Research and development	326,647	281,980	288,109	15.8	(2.1)
Sales, marketing and services	729,754	679,053	669,569	7.5	1.4
General and administrative	258,875	239,623	256,679	8.0	(6.6)
Amortization of other intangible assets	14,279	20,972	22,724	(31.9)	(7.7)
Restructuring	971	26,473	—	*	*
In-process research and development	—	—	1,140	*	*

Total operating expenses	1,330,526	1,248,101	1,238,221	6.6	0.8

Income from operations	320,716	178,677	170,001	79.5	5.1
Interest income	14,577	14,683	31,506	(0.7)	(53.4)
Interest expense	(458)	(426)	(444)	7.5	(4.1)
Other (expense) income, net	(1,015)	958	(4,140)	*	*

Income before income taxes	333,820	193,892	196,923	72.2	(1.5)
Income taxes	57,379	2,875	18,647	*	(84.6)

Consolidated net income	276,441	191,017	178,276	44.7	7.1
Less: Net loss attributable to non-controlling interest	624	—	—	*	*

Net income attributable to Citrix Systems, Inc.	$277,065	$191,017	$178,276	45.0	7.1

*	not meaningful.

Revenues

Net revenues of our Enterprise division include the following categories: Product Licenses, License Updates and Technical Services. Product Licenses primarily represent fees related to the licensing of the following major products:

•	Our Desktop Solutions, comprised primarily of our desktop virtualization product XenDesktop and our application virtualization product XenApp; and

•

Our Datacenter and Cloud Solutions, comprised primarily of our application networking products NetScaler, Access Gateway and Branch Repeater and our virtual infrastructure products, XenServer and Essentials for Hyper-V.

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

Our Online Services division’s revenues consist of fees related to online service agreements from our web collaboration products which primarily include our GoToMeeting, GoToWebinar, Hi-Def Audio, and GoToTraining services, our remote access, GoToMyPC, and our remote IT support which primarily include GoToAssist and GoToManage. Our Online Services revenue is recognized ratably over the contract term.

	Year Ended December 31,			2010 Compared to 2009	2009 Compared to 2008
	2010	2009	2008
	(In thousands)
Revenues:
Product licenses	$619,452	$538,975	$620,215	$80,477	$(81,240)
License updates	682,246	604,968	559,340	77,278	45,628
Online services	360,617	308,177	260,065	52,440	48,112
Technical services	212,347	161,968	143,734	50,379	18,234

Total net revenues	$1,874,662	$1,614,088	$1,583,354	$260,574	$30,734

Product Licenses

Product License revenue increased during 2010 when compared to 2009 primarily due to increased sales of our Datacenter and Cloud Solutions, led by NetScaler,of $41.3 million and increased sales of our Desktop Solutions, led by XenDesktop and related programs of $41.2 million. Product License revenue decreased during 2009 when compared to 2008 due to decreased sales of our Desktop Solutions, primarily XenApp, of $81.5 million. The decrease in XenApp sales in 2009 was driven primarily by weakness in the global economy. We currently expect Product License sales to increase when comparing the first quarter of 2011 to the first quarter of 2010.

License Updates

License Updates revenue increased during 2010 when compared to 2009 primarily due to an increase in new Subscription Advantage sales, led by increased XenDesktop product sales. License Updates revenue increased during 2009 when compared to 2008 primarily due to renewals related to our Subscription Advantage program over a larger base of subscribers. We currently anticipate that License Updates revenue will increase when comparing the first quarter of 2011 to the first quarter of 2010 and when comparing the first quarter of 2011 to the fourth quarter of 2010 due primarily to renewals of Subscription Advantage.

Online Services

Online Services revenue increased during 2010 when compared to 2009 and during 2009 compared to 2008 primarily due to increased sales of our web collaboration products. We currently expect our Online Services revenue to increase when comparing the first quarter of 2011 to the first quarter of 2010 and when comparing the first quarter of 2011 to the fourth quarter of 2010 due primarily to sales of our web collaboration products.

Technical Services

Technical Services revenue increased during 2010 when compared to 2009 primarily due to increases in support revenues of $22.5 million driven by increased sales of our Datacenter and Cloud Solutions and an increase in consulting revenues of $15.4 million related to increased sales of our Enterprise division’s products. Technical Services revenue increased during 2009 when compared to 2008 primarily due to increased sales of support services related to our Datacenter and Cloud Solutions. We currently expect Technical Services revenues to increase when comparing the first quarter of 2011 to the first quarter of 2010 consistent with the increase in Product License revenue described above.

Deferred Revenue

Deferred revenues are primarily comprised of License Updates revenue from Subscription Advantage, Technical Services revenues related to our support services and consulting contracts and Online Services revenues from annual service agreements for our Online Services. Deferred revenues increased approximately $160.1 million as of December 31, 2010 compared to December 31, 2009 primarily due to increased sales and renewals of our Subscription Advantage product of $102.0 million and increased sales of our support services of $50.3 million. We currently expect deferred revenue to continue to increase in the first quarter of 2011.

While it is generally our practice to promptly ship our products upon receipt of properly finalized purchase orders, we sometimes have product license orders that have not shipped. Although the amount of such product license orders may vary, the amount, if any, of such product license orders at the end of a particular period has not been material to total revenue at the end of any fiscal year. We do not believe that backlog, as of any particular date, is a reliable indicator of future performance.

International Revenues

International revenues (sales outside the United States) accounted for approximately 42.7% of our net revenues for the year ended December 31, 2010, 43.6% of our net revenues for the year ended December 31, 2009 and 45.8% for the year ended December 31, 2008. For detailed information on international revenues, please refer to Note 12 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2010.

Segment Revenues

During the first quarter of 2010, we changed how we measure profitability internally, develop our annual plan and allocate our resources from a geography-based approach (which included the Americas; Europe, the Middle East and Africa; Asia-Pacific and our Online Services division), to a product division-based approach. This change reflects how we market and sell our products. Accordingly, we have revised our reportable segments to reflect the way we are currently managing and viewing the business. Our revenues are derived from sales of Enterprise division products which primarily include our Desktop Solutions, Datacenter and Cloud Solutions and related technical services and from our Online Services division’s web collaboration, remote access and support services. The Enterprise division and the Online Services division constitute our two reportable segments.

An analysis of our reportable segment net revenue is presented below:

	00,000,000	00,000,000	00,000,000	00,000,000	00,000,000
	Year Ended December 31,			Revenue Growth 2009 to 2010	Revenue Growth 2008 to 2009
	2010	2009	2008
	(In thousands)
Enterprise division	$1,514,045	$1,305,911	$1,323,289	15.9%	(1.3)%
Online Services division	360,617	308,177	260,065	17.0	18.5

Consolidated net revenues	$1,874,662	$1,614,088	$1,583,354	16.1	1.9

With respect to our segment revenues, the change in net revenues for the comparative periods presented was due primarily to the factors previously discussed above. See Note 12 of our consolidated financial statements for additional information on our segment revenues.

Cost of Net Revenues

	00,000,000	00,000,000	00,000,000	00,000,000	00,000,000
	Year Ended December 31,			2010 Compared to 2009	2009 Compared to 2008
	2010	2009	2008
	(In thousands)
Cost of product license revenues	$66,682	$52,160	$47,801	$14,522	$4,359
Cost of services revenues	106,234	87,233	79,303	19,001	7,930
Amortization of product related intangible assets	50,504	47,917	48,028	2,587	(111)

Total cost of net revenues	$223,420	$187,310	$175,132	$36,110	$12,178

Cost of product license revenues consists primarily of hardware, product media and duplication, manuals, packaging materials, shipping expense and royalties. Cost of services revenue consists primarily of compensation and other personnel-related costs of providing technical support and consulting, as well as the costs related to providing our online services. Also included in cost of net revenues is amortization of product related intangible assets.

Cost of product license revenues increased during 2010 when compared to 2009 and during 2009 when compared to 2008 primarily due to increased revenue of our Datacenter and Cloud products, many of which contain hardware components that have a higher cost than our other software products. We currently anticipate cost of product license revenues will increase when comparing the first quarter of 2011 to the first quarter of 2010 consistent with product license revenues.

Cost of services revenues increased during 2010 compared to 2009 consistent with the increase in revenue of technical services related to our Enterprise products as described above. Cost of services revenues increased $9.5 million during 2009 compared to 2008 primarily due to an increase in revenue of our Online Services. This increase was partially offset by a decrease of $2.2 million during 2009 compared to 2008 due to decreased revenue of our Desktop Solutions consulting and educational services, primarily related to lower XenApp revenue. We currently anticipate cost of services revenues will increase when comparing the first quarter of 2011 to the first quarter of 2010 consistent with the increase in Online Services and Technical Services revenues as discussed above.

Gross Margin

Gross margin as a percent of revenue was 88.1% for 2010, 88.4% for 2009 and 88.9% for 2008. The slight decrease in gross margin as a percentage of net revenue for all periods presented was primarily due to the increase in cost of net revenues as discussed above.

Operating Expenses

Foreign Currency Impact on Operating Expenses

A substantial majority of our overseas operating expenses and capital purchasing activities are transacted in local currencies and are therefore subject to fluctuations in foreign currency exchange rates. In order to minimize the impact on our operating results, we generally initiate our hedging of currency exchange risks up to 15 months in advance of anticipated foreign currency expenses. When the dollar is weak, the resulting increase to foreign currency denominated expenses will be partially offset by the gain in our hedging contracts. When the dollar is strong, the resulting decrease to foreign currency denominated expenses will be partially offset by the loss in our hedging contracts. There is a risk that there will be fluctuations in foreign currency exchange rates beyond the one-year timeframe for which we hedge our risk.

Other Items Impacting Operating Expenses

Under our 2009 Strategic Restructuring Program, we reduced our headcount by approximately 450 full-time positions and consolidated excess facilities. Due to the 2009 Strategic Restructuring Program, compensation and employee related costs when comparing 2009 to 2008 decreased by approximately $21.6 million, net of costs related to the 2009 Strategic Restructuring Program, across all functional areas including research and development, sales, marketing and services and general and administrative expenses. These savings were partially offset by strategic investments in the business during 2009. For more information regarding the 2009 Strategic Restructuring Program, see the Executive Summary above.

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

Research and Development Expenses

	Year Ended December 31,			2010 Compared to 2009	2009 Compared to 2008
	2010	2009	2008
	(In thousands)
Research and development	$326,647	$281,980	$288,109	$44,667	$(6,129)

Research and development expenses consisted primarily of personnel related costs and facility and equipment costs directly related to our research and development activities. We expensed substantially all development costs included in the research and development of our products.

Research and development expenses increased during 2010 as compared to 2009 primarily due to a $30.9 million increase in compensation and other employee related costs. Also contributing to the increase in research and development expenses was a $10.9 million increase in facilities and related depreciation. These increases primarily relate to the strategic hiring of headcount in research and development as discussed above in our Executive Summary.

Research and development expenses decreased during 2009 as compared to 2008 primarily due to a $17.3 million decrease in compensation and other employee related costs due to the implementation of the 2009 Strategic Restructuring Program. Also contributing to the decrease in research and development expenses was an $8.7 million decrease in stock-based compensation expense primarily related to vesting of awards assumed in conjunction with our acquisition of XenSource. These decreases were partially offset by a $16.3 million increase in depreciation and facility- related costs due primarily to the revised allocation methodology described above and by a $5.2 million increase in compensation expense due to the adjustment of goodwill related to our acquisition of XenSource.

Sales, Marketing and Services Expenses

	Year Ended December 31,			2010 Compared to 2009	2009 Compared to 2008
	2010	2009	2008
	(In thousands)
Sales, marketing and services	$729,754	$679,053	$669,569	$50,701	$9,484

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

Sales, marketing and services expenses increased during 2010 compared to 2009 primarily due to a $43.1 million increase in compensation including variable compensation and employee related costs due to additional headcount in our sales force and technical services group. Also contributing to the increase in sales, marketing and services expense was a $13.8 million increase in marketing program costs related to our brand awareness campaigns.

Sales, marketing and services expenses increased during 2009 compared to 2008 primarily due to a $26.2 million increase in depreciation and other facility-related costs due primarily to the revised allocation methodology described above. Also contributing to the increase in sales, marketing and services expenses was a $7.4 million increase in marketing program costs related to our worldwide advertising campaigns, a $3.5 million increase due to an increase in commissions paid to our resellers and a $3.0 million increase due to the settlement of foreign currency contracts during the period which was offset by lower foreign currency denominated expenses due to a stronger U.S. dollar. These increases were partially offset by a $34.5 million decrease in compensation and other employee related costs resulting from the implementation of the 2009 Strategic Restructuring Program. For more information see, “— Overview” included in this Annual Report on Form 10-K for the year ended December 31, 2010.

General and Administrative Expenses

	Year Ended December 31,			2010 Compared to 2009	2009 Compared to 2008
	2010	2009	2008
	(In thousands)
General and administrative	$258,875	$239,623	$256,679	$19,252	$(17,056)

General and administrative expenses consisted primarily of personnel related costs and expenses related to outside consultants assisting with information systems, as well as accounting and legal fees. General and administrative expenses increased during 2010 compared to 2009 primarily due to an increase in compensation and employee related costs due to additional headcount, primarily in IT.

General and administrative expenses decreased during 2009 compared to 2008 primarily due to a $26.7 million decrease resulting from the revised methodology of allocating depreciation and other facility related costs as described above (net of current period additions). These decreases were partially offset by an increase in legal fees of $8.7 million.

2011 Operating Expense Outlook

When comparing the first quarter of 2011 to the first quarter of 2010 we expect operating expenses to increase across all functional areas, including research and development, sales, marketing and services and general and administrative due to the investments that we have made in headcount and related expenses during 2010. When comparing the fourth quarter of 2010 to the first quarter of 2011, we expect operating expenses to remain relatively constant.

Amortization of Other Intangible Assets

	Year Ended December 31,			2010 Compared to 2009	2009 Compared to 2008
	2010	2009	2008
	(In thousands)
Amortization of the other intangible assets	$14,279	$20,972	$22,724	$(6,693)	$(1,752)

Amortization of other intangible assets consists of amortization of customer relationships, trade names and covenants not to compete primarily related to our acquisitions. The decrease in amortization of other intangible assets during 2010 as compared to 2009 was primarily due to acquired customer related intangible assets becoming fully amortized during 2010. The decrease in amortization of other intangible assets during 2009 as compared to 2008 was not significant. As of December 31, 2010, we had unamortized other identified intangible assets with estimable useful lives in the net amount of $64.2 million. For more information regarding our acquisitions see, “— Overview” and Note 3 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2010.

Restructuring

	Year Ended December 31,			2010 Compared to 2009	2009 Compared to 2008
	2010	2009	2008
	(In thousands)
Restructuring	$ 971	$26,473	$ —	$(25,502)	$26,473

On January 28, 2009, we announced the implementation of the 2009 Strategic Restructuring Program, which primarily included the reduction of our headcount by approximately 450 full-time positions. During 2009, we incurred a pre-tax charge of $26.5 million of which $21.7 million related to severance and other costs directly related to the reduction of our workforce and $4.8 million related to the consolidation of certain of our facilities. The restructuring program was substantially completed by the end of 2009. For more information see, “— Overview” and Note 13 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2010.

Interest Income

	Year Ended December 31,			2010 Compared to 2009	2009 Compared to 2008
	2010	2009	2008
	(In thousands)
Interest income	$14,577	$14,683	$31,506	$(106)	$(16,823)

The decrease in interest income during 2010 as compared to 2009 was primarily due to lower average interest rates partially offset by higher overall average cash and investment balances during the year. Interest income decreased during 2009 as compared to 2008 primarily due to lower interest rates earned on cash equivalents and investment balances. For more information see “— Overview” and “— Liquidity and Capital Resources” and Note 3 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2010.

Other (Expense) Income, Net

	Year Ended December 31,			2010 Compared to 2009	2009 Compared to 2008
	2010	2009	2008
	(In thousands)
Other (expense) income, net	$ (1,015)	$958	$(4,140)	$(1,973)	$5,098

Other (expense) income, net is primarily comprised of remeasurement of foreign currency transaction gains (losses) and realized gains (losses) related to changes in the fair value of our investments that have a decline in fair value that is considered other-than-temporary, if any, and recognized gains (losses) related to available-for-sale investments.

Other (expense) income, net increased when comparing 2010 to 2009 primarily due to losses recognized on prepayments at par of securities purchased at a premium within our available-for-sale investment portfolio. Other (expense) income, net decreased when comparing 2009 to 2008 primarily due to foreign exchange gains related to financial statement remeasurement of $10.1 million and a decrease in losses on investments that were determined to have an other-than-temporary decline in value of $1.5 million. These decreases in other (expense) income were partially offset by an increase in losses related to our foreign currency transactions of $5.7 million. For more information see “— Liquidity and Capital Resources” and Note 4 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2010.

Income Taxes

We and certain of our subsidiaries are subject to federal income taxes in the U.S. as well as income taxes of multiple state and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2004.

In 2010, our effective tax rate increased to approximately 19.1% from (8.6)% when comparing the three months ended December 31, 2010 to the three months ended December 31, 2009 primarily due to a larger benefit from higher tax credits recognized in the fourth quarter of 2009. When comparing the twelve months ended December 31, 2010 to the twelve months ended December 31, 2009, our effective tax rate increased to 17.2% from 1.5% primarily due to a larger benefit from higher tax credits recognized in 2009 and to a lesser extent higher income in geographic locations taxed at a higher rate.

We establish tax reserves when, despite our belief that our tax return positions are fully supportable, certain of these positions may be challenged. While it is often difficult to predict whether we will prevail, we believe that our tax reserves reflect the probable outcome of known contingencies. As such, included in our effective tax rate for the year ended December 31, 2010 is an additional tax reserve of approximately $18.9 million related to uncertainties arising from current and prior tax years partially offset by a reduction of approximately $1.2 million in tax reserves related to the expiration of a statute of limitations for the 2006 tax year.

As of December 31, 2010, our liabilities related to uncertain tax positions totaled approximately $63.9 million. There was $1.5 million included in the balance at December 31, 2010 for tax positions, which would not affect the annual effective tax rate and approximately $1.3 million of accrued interest on tax positions, which is included in income tax expense.

We are subject to the continuous examination of our income tax returns by tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance, however, that the outcomes from these continuous examinations will not have an adverse effect on our effective tax rate.

In the ordinary course of global business, there are transactions for which the ultimate tax outcome is uncertain and judgment is required in determining the worldwide provision for income taxes. We provide for income taxes on transactions based on our estimate of the probable liability. We adjust our provision as appropriate for changes that impact our underlying judgments. Changes that impact provision estimates include such items as jurisdictional interpretations on tax filing positions based on the results of tax audits and general tax authority rulings. Due to the evolving nature of tax rules combined with the large number of jurisdictions in which we operate, it is possible that our estimates of our tax liability and the realizability of our deferred tax assets could change in the future, which may result in additional tax liabilities and adversely affect our results of operations, financial condition and cash flows. In June 2010, we reached a settlement in principle with the IRS regarding certain previously disclosed income tax deficiencies asserted in a Revenue Agent’s Report, or RAR. Under the terms of the settlement in principle, we would agree to an assessment of income tax deficiencies in full settlement of all open claims under the RAR and would resolve with finality for future years all of the transfer pricing issues raised in the RAR. Based on this, we incurred a charge of $13.1 million in 2010 in accordance with the authoritative guidance. Among other things, the authoritative guidance requires application of a “more likely than not” threshold to the recognition and non-recognition of tax positions. It further requires that a change in management judgment related to prior years’ tax positions be recognized in the quarter of such change.

The final settlement requires the finalization of tax deficiency calculations with the IRS and a written agreement signed by the IRS. It is uncertain how long it will take to reach a final settlement with the IRS. There can be no assurances that a final written agreement will be obtained or that this matter will otherwise be resolved in our favor. An adverse outcome of this matter could have a material adverse effect on our results of operations and financial condition. We are required to estimate our income taxes in each of the jurisdictions in which we operate as part of the process of preparing our consolidated financial statements. At December 31, 2010, we had approximately $130.0 million in net deferred tax assets. The authoritative guidance requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We review deferred tax assets periodically for recoverability and make estimates and judgments regarding the expected geographic sources of taxable income and gains from investments, as well as tax planning strategies in assessing the need for a valuation allowance. At December 31, 2010, we determined that $14.0 million valuation allowance relating to deferred tax assets for net operating losses and tax credits was necessary. If the estimates and assumptions used in our determination change in the future, we could be required to revise our estimates of the valuation allowances against our deferred tax assets and adjust our provisions for additional income taxes.

We maintain certain operational and administrative processes in overseas subsidiaries and its foreign earnings are taxed at lower foreign tax rates. We do not expect to remit earnings from our foreign subsidiaries.

Liquidity and Capital Resources

During 2010, we generated positive operating cash flows of $616.3 million. These cash flows related primarily to net income of $276.4 million, adjusted for, among other things, non-cash charges including depreciation and amortization of $138.2 million, stock-based compensation expense of $103.8 million and the tax effect of stock-based compensation of $51.5 million. Also contributing to these cash inflows is an aggregate increase in cash flow from our operating assets and liabilities of $144.8 million, net of the effects of acquisitions. These operating cash inflows are partially offset by the excess benefit from the exercise of stock options of $60.2 million and $46.7 million related to a deferred income tax benefit. Our investing activities used $457.0 million of cash consisting primarily of cash paid for net purchases of investments of $335.0 million. Also contributing to these cash outflows is the purchase of property and equipment of $75.4 million and $46.7 million in cash paid for licensing agreements, acquisitions and other assets. Our financing activities used cash of $26.3 million, primarily from expenditures on our stock repurchase program of $433.7 million partially offset by proceeds received from the issuance of common stock under our employee stock-based compensation plans of $353.6 million and the excess tax benefit from the exercise of stock options of $60.2 million.

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

Historically, significant portions of our cash inflows were generated by our operations. We currently expect this trend to continue throughout 2011. We believe that our existing cash and investments together with cash flows expected from operations will be sufficient to meet expected operating and capital expenditure requirements for the next 12 months. We continue to search for suitable acquisition candidates and could acquire or make investments in companies we believe are related to our strategic objectives. We could from time to time seek to raise additional funds through the issuance of debt or equity securities for larger acquisitions.

Cash and Investments

	December 31,		2010 Compared to 2009
	2010	2009
	(In thousands)
Cash and investments	$1,685,659	$1,207,257	$478,402

The increase in cash and investments at December 31, 2010 as compared to December 31, 2009, is primarily due to cash provided by our operating activities of $616.3 million and cash received from the issuance of common stock under our employee stock-based compensation plans of $353.6 million partially offset by expenditures made on our stock repurchases of $433.7 million and purchases of property and equipment of $75.4 million. We generally invest our cash and cash equivalents in investment grade, highly liquid securities to allow for flexibility in the event of immediate cash needs. Our short-term and long-term investments primarily consist of interest-bearing securities. See “— Liquidity and Capital Resources” and Note 4 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2010 for further information.

Trading Investments

We held municipal auction rate securities, the majority of which were triple-A rated, whose underlying assets were generally student loans that were substantially backed by the federal government under the Federal Family Education Loan Program through investment accounts managed by UBS Financial Services, Inc., or UBS. The market for municipal auction rate securities in our portfolio began experiencing auction failures in 2008. In November 2008, we formally accepted the terms of a settlement, or the Settlement, from UBS. Upon accepting the terms of the Settlement, we received an enforceable, non-transferrable right, or the Put Option, that enabled us to sell our auction rate securities back to UBS. On June 30, 2010, we exercised the Put Option and sold all of our remaining investments in auction rate securities back to UBS at par. During 2010, we realized a gain of $6.0 million related to the sale of our investments in auction rate securities and a corresponding loss of $6.0 million related to the settlement of the Put Option, both of which are included in other (expense) income, net, in our consolidated statements of income. See Notes 4 and 5 to our consolidated financial statements.

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

We currently hold one available-for-sale investment for which quoted prices are not readily available, our $50.0 million face value investment issued by AIG Matched Funding Corporation, or the AIG Capped Floater. In order to measure the AIG Capped Floater at fair value we used a discounted cash flow model. We then discounted those cash flows at a rate reflecting the market risk inherent in holding an AIG security with a similar maturity as evidenced by pricing in the markets. Since utilizing a discounted cash flow model required us to make assumptions that were not directly or indirectly observable regarding the AIG Capped Floater’s fair value. Accordingly, it is a Level 3 valuation and is included in the table below.

Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

	Put Option	Long-term Investments	Total
	(In thousands)
Balance at December 31, 2009	$6,048	$83,785	$89,833
Proceeds received on Level 3 securities	—	(44,560)	(44,560)
Decrease in previously recognized unrealized losses included in accumulated other comprehensive income (loss)	—	4,244	4,244
Total realized (losses) gains included in earnings	(6,048)	5,871	(177)

Balance at December 31, 2010	$—	$49,340	$49,340

Realized (losses) gains included in earnings for the period are reported in other (expense) income net. See Note 4 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2010 for more information regarding the Company’s auction rate securities and the related Put Option.

Accounts Receivable, Net

	December 31,		2010 Compared to 2009
	2010	2009
	(In thousands)
Accounts receivable	$382,654	$309,748	$72,906
Allowance for returns	(850)	(1,617)	767
Allowance for doubtful accounts	(3,409)	(3,219)	(190)

Accounts receivable, net	$378,395	$304,912	$73,483

The increase in accounts receivable at December 31, 2010 compared to December 31, 2009 was primarily due to an increase in sales, particularly in the last month of 2010 compared to the last month of 2009. The increase in our allowance for returns when comparing 2010 to 2009 was not significant. The activity in our allowance for returns was comprised of $3.2 million in credits issued for returns during 2010 offset by $2.4 million of provisions for returns recorded during 2010. Our allowance for doubtful accounts remained relatively constant when comparing 2010 to 2009. The activity in our allowance for doubtful accounts was primarily comprised of additional provisions for doubtful accounts of $2.0 million recorded during the year partially offset by $1.8 million of uncollectible accounts written off, net of recoveries during the year.

From time to time, we could maintain individually significant accounts receivable balances from our distributors or customers, which are comprised of large business enterprises, governments and small and medium-sized businesses. If the financial condition of our distributors or customers deteriorates, our operating results could be adversely affected. At December 31, 2010, one distributor, Ingram Micro, accounted for 17% of our accounts receivable. At December 31, 2009, one distributor, Ingram Micro, accounted for 14% of our accounts receivable. For more information regarding significant customers see Note 12 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2010.

Credit Facility

Effective on August 9, 2005, we entered into a revolving credit facility, or the Credit Facility, with a group of financial institutions, or the Lenders. Effective September 27, 2006, we entered into an amendment and restatement of the Credit Facility, or the Amendment. The Amendment decreased the overall range of interest we will pay on amounts outstanding on the Credit Facility and lowered the facility fee. In addition, the Amendment extended the term of the Credit Facility. The Credit Facility, as amended, allows us to increase the revolving credit commitment up to a maximum aggregate revolving credit commitment of $175.0 million. The Credit Facility, as amended, will expire on September 27, 2011 and it currently provides for a revolving line of credit in the aggregate amount of $100.0 million, subject to continued covenant compliance. A portion of the revolving line of credit (1) in the aggregate amount of $25.0 million may be available for issuances of letters of credit and (2) in the aggregate amount of $15.0 million may be available for swing line loans. The Credit Facility, as amended, currently bears interest at the London Interbank Offered Rate, or

LIBOR, plus 0.32% and adjusts in the future in the range of 0.32% to 0.80% above LIBOR based on the level of our total debt and our adjusted earnings before interest, taxes, depreciation and amortization, or EBITDA. In addition, we are required to pay an annual facility fee ranging from 0.08% to 0.20% based on the aggregate amount available under the Credit Facility, as amended, and the level of our total debt and adjusted EBITDA. During the year ended December 31, 2010, no borrowings were made under the Credit Facility, as amended, and as of December 31, 2010 there were no amounts outstanding under the Credit Facility, as amended.

The Credit Facility, as amended, contains customary default provisions, and we must comply with various financial and non-financial covenants. The financial covenants consist of a minimum interest coverage ratio and a maximum consolidated leverage ratio. The primary non-financial covenants contain certain limits on our ability to pay dividends, conduct certain mergers or acquisitions, make certain investments and loans, incur future indebtedness or liens, alter our capital structure or sell stock or assets. As of December 31, 2010, we were in compliance with all covenants of the Credit Facility.

Stock Repurchase Program

Our Board of Directors authorized an ongoing stock repurchase program with a total repurchase authority granted to us of $2.5 billion. We may use the approved dollar authority to repurchase stock at any time until the approved amounts are exhausted. The objective of our stock repurchase program is to improve stockholders’ returns. At December 31, 2010, approximately $120.3 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. A portion of the funds used to repurchase stock over the course of the program was provided by proceeds from employee stock option exercises and the related tax benefit.

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

During the year ended December 31, 2010, we expended approximately $434.8 million on open market purchases, repurchasing 8,157,400 shares of outstanding common stock at an average price of $53.31. In addition, during the third quarter of 2010, we made an up-front payment of $15.0 million to a financial institution related to a structured stock repurchase agreement. At the maturity of the agreement in the fourth quarter of 2010, we received $16.1 million in cash, including premiums, and did not take delivery of any shares related to the agreement due to market conditions. As of December 31, 2010, we did not have any prepaid notional amounts outstanding related to our structured stock repurchase programs.

During the year ended December 31, 2009, we expended approximately $214.9 million on open market purchases, repurchasing 6,475,830 shares of outstanding common stock at an average price of $33.19.As of December 31, 2009, we did not have any prepaid notional amounts outstanding under our structured stock repurchase programs and during the year we did not make any up-front payments to financial institutions related to structured stock repurchase agreements.

During the year ended December 31, 2008, we took delivery of 4,406,757 shares at an average price of $33.30 per share from our structured repurchase agreements and we expended approximately $197.6 million on open market purchases repurchasing 6,451,591 shares of outstanding common stock at an average price of $30.63. As of December 31, 2008, we did not have any prepaid notional amounts outstanding under our structured stock repurchase programs.

Shares for Tax Withholding

During the year ended December 31, 2010, we withheld 123,489 shares from vested stock units totaling $6.3 million to satisfy tax withholding obligations that arose on the vesting of stock units. These shares are reflected as treasury stock in our consolidated balance sheet and the related cash outlays reduce our total repurchase authority.

During the year ended December 31, 2009, we withheld 46,732 shares from vested stock units totaling $1.8 million to satisfy tax withholding obligations that arose on the vesting of stock units. These shares are reflected as treasury stock in our consolidated balance sheet and the related cash outlays reduce our total repurchase authority.

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

The following table summarizes our significant contractual obligations at December 31, 2010 and the future periods in which such obligations are expected to be settled in cash. Additional details regarding these obligations are provided in the notes to our consolidated financial statements (in thousands):

	Payments due by period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Operating lease obligations	$259,636	$57,441	$93,746	$67,333	$41,116
Purchase obligations (1)	18,082	18,082	—	—	—

Total contractual obligations (2)	$277,718	$75,523	$93,746	$67,333	$41,116

(1)

Purchase obligations represent non-cancelable commitments to purchase inventory ordered before year-end of approximately $9.7 million and a contingent obligation to purchase inventory, which is based on amount of usage, of approximately $8.4 million.

(2)

Total contractual obligations do not include agreements where our commitment is variable in nature or where cancellations without payment provisions exist and excludes $63.9 million of liabilities related to uncertain tax positions recorded in accordance with authoritative guidance, because we could not make reasonably reliable estimates of the period or amount of cash settlement with the respective taxing authorities. See Note 11 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2010 for further information.

As of December 31, 2010, we did not have any individually material capital lease obligations or other material long-term commitments reflected on our consolidated balance sheets.

Commitments

Capital expenditures were $75.4 million during 2010, $76.2 million during 2009 and $181.0 million during 2008. During 2010 and 2009, capital expenditures were primarily related to application and infrastructure delivery to enable growth and enhance management reporting capabilities and leasehold improvements.

Office Leases

We have operating lease obligations through 2018 related to two properties that are not utilized. At December 31, 2010, the total remaining obligation on these lease obligations was approximately $6.4 million, of which $2.9 million was accrued as of December 31, 2010, and is reflected in accrued expenses and other current liabilities and other liabilities in our consolidated financial statements. In calculating these accruals, we made estimates, based on market information, including the estimated vacancy periods and sublease rates and opportunities. We periodically re-evaluate our estimates related to the vacant facilities.

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

We are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates that could adversely affect our results of operations or financial condition. To mitigate foreign currency risk, we utilize derivative financial instruments. The counterparties to our derivative instruments are major financial institutions. All of the potential changes noted below are based on sensitivity analyses performed on our financial position as of December 31, 2010. Actual results could differ materially.

Discussions of our accounting policies for derivatives and hedging activities are included in Notes 2 and 14 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2010.

Exposure to Exchange Rates

A substantial majority of our overseas expense and capital purchasing activities are transacted in local currencies, including Euros, British pounds sterling, Japanese yen, Australian dollars, Swiss francs, Indian rupees, Hong Kong dollars, Canadian dollars, Singapore dollars and Chinese renminbi. To reduce our exposure to a reduction in U.S. dollar value and the volatility of future cash flows caused by changes in currency exchange rates, we have established a hedging program. We use foreign currency forward contracts to hedge certain forecasted foreign currency expenditures. Our hedging program significantly reduces, but does not entirely eliminate, the impact of currency exchange rate movements.

At December 31, 2010 and 2009, we had in place foreign currency forward sale contracts with a notional amount of $98.5 million and $33.6 million, respectively, and foreign currency forward purchase contracts with a notional amount of $244.7 million and $224.7 million, respectively. At December 31, 2010, these contracts had an aggregate fair asset value of $6.4 million and at December 31, 2009, these contracts had an aggregate fair asset value of $4.8 million. Based on a hypothetical 10% appreciation of the U.S. dollar from December 31, 2010 market rates, the fair value of our foreign currency forward contracts would decrease by $15.3 million, resulting in a net liability position. Conversely, a hypothetical 10% depreciation of the U.S. dollar from December 31, 2010 market rates would increase the fair value of our foreign currency forward contracts by $15.3 million. In these hypothetical movements, foreign operating costs would move in the opposite direction. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates quantified above, changes in exchange rates could also change the dollar value of sales and affect the volume of sales as the prices of our competitors’ products become more or less attractive. We do not anticipate any material adverse impact to our consolidated financial position, results of operations, or cash flows as a result of these foreign exchange forward contracts.

Exposure to Interest Rates

We have interest rate exposures resulting from our interest-based available-for-sale. We maintain available-for-sale investments in debt securities and we limit the amount of credit exposure to any one issuer or type of instrument. The securities in our investment portfolio are not leveraged. The securities classified as available-for-sale are subject to interest rate risk. The modeling technique used measures the change in fair values arising from an immediate hypothetical shift in market interest rates and assumes that ending fair values include principal plus accrued interest and reinvestment income. If market interest rates were to increase by 100 basis points from December 31, 2010 and 2009 levels, the fair value of the available-for-sale portfolio would decline by approximately $15.2 million and $8.6 million, respectively. If market interest rates were to decrease by 100 basis points from December 31, 2010 and 2009 levels, the fair value of the available-for-sale portfolio would increase by approximately $8.9 million and $3.8 million, respectively. These amounts are determined by considering the impact of the hypothetical interest rate movements on our available-for-sale and trading investment portfolios. This analysis does not consider the effect of credit risk as a result of the changes in overall economic activity that could exist in such an environment.

During 2005, we entered into the Credit Facility, as amended in 2006, or the Amended Credit Facility. Accordingly, we could be exposed to market risk from changes in interest rates on our long-term debt. This exposure relates to our $100.0 million Amended Credit Facility. Borrowings under the Amended Credit Facility currently bear interest at variable rates based on LIBOR plus 0.32% and adjusts in the future in the range of 0.32% to 0.80% above LIBOR based on our level of total debt and our adjusted earnings before interest, taxes, depreciation and amortization, or EBITDA. A hypothetical 1% interest rate change would not have any current impact on our results of operations as we had no amounts outstanding under the Amended Credit Facility as of December 31, 2010.

ITEM 8.	FINANCIAL STATEMENTS AND SCHEDULES

Our consolidated financial statements and related financial statement schedule, together with the report of independent registered public accounting firm, appear at pages F-1 through F-34 of this Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with our independent registered public accountants on accounting or financial disclosure matters during our two most recent fiscal years.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2010, our management, with the participation of our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that, as of December 31, 2010, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a – 15(f). Our internal control system was designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control—Integrated Framework (the COSO criteria). Based on our assessment we believe that, as of December 31, 2010, our internal control over financial reporting is effective based on those criteria. The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Citrix Systems, Inc.

We have audited Citrix Systems, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Citrix Systems, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Citrix Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Citrix Systems, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of income, equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2010 of Citrix Systems, Inc. and our report dated February 24, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young, LLP
Certified Public Accountants

Boca Raton, Florida

February 24, 2011

ITEM 9B.	OTHER INFORMATION

Our policy governing transactions in our securities by our directors, officers and employees permits our officers, directors and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. We have been advised that Gary Morin, a member of our board of directors and Brett Caine, our Senior Vice President, Online Services Division, each entered into a new trading plan in the fourth quarter of 2010 in accordance with Rule 10b5-1 and our policy governing transactions in our securities to exercise soon to expire stock options (with Mr. Caine entering into two such plans). We undertake no obligation to update or revise the information provided herein, including for revision or termination of an established trading plan.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2010.

ITEM 11.	EXECUTIVE COMPENSATION

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2010.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2010.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2010.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1. Consolidated Financial Statements.

For a list of the consolidated financial information included herein, see page F-1.

2.	Financial Statement Schedules.

The following consolidated financial statement schedule is included in Item 8:

Valuation and Qualifying Accounts

3.	List of Exhibits.

Exhibit No.		Description
2.2	(1)	Agreement and Plan of Merger and Reorganization, dated as of August 14, 2007, by and among Citrix Systems, Inc., PVA Acquisition Corporation, PVA Acquisition LLC, XenSource, Inc. and John G. Connors as stockholder representative

2.3	(2)	Amendment No. 1 to Agreement and Plan of Merger and Reorganization dated as of August 14, 2007 by and among Citrix Systems, Inc. PVA Acquisition Corporation, PVA Acquisition LLC, XenSource, Inc. and John G. Connors as stockholder representative, dated September 20, 2007

3.1	(3)	Amended and Restated Certificate of Incorporation of the Company

3.2	(4)	Certificate of Amendment of Amended and Restated Certificate of Incorporation

3.3	(5)	Amended and Restated By-laws of the Company

3.4	(6)	Amendment No. 1 to Amended and Restated By-laws

4.1	(7)	Specimen certificate representing the Common Stock

10.1*	(8)	Fourth Amended and Restated 1995 Stock Plan

10.2*	(9)	Second Amended and Restated 1995 Non-Employee Director Stock Option Plan

10.3*	(10)	Second Amended and Restated 2000 Director and Officer Stock Option and Incentive Plan

10.4*	(11)	2000 Director and Officer Stock Option and Incentive Plan, Non-Qualified Stock Option Agreement

10.5*	(12)	2000 Director and Officer Stock Option and Incentive Plan, Incentive Stock Option Agreement

10.6*†		2005 Employee Stock Purchase Plan

10.7*†		2005 Equity Incentive Plan Incentive Stock Option Master Agreement (Domestic)

10.8*	(13)	Form of Restricted Stock Unit Agreement under the Citrix Systems, Inc. 2005 Equity Incentive Plan

10.9*	(14)	Form of Executive Restricted Stock Unit Agreement under the Citrix Systems, Inc. 2005 Equity Incentive Plan (Time Based Vesting)

10.10*	(15)	Form of Restricted Stock Unit Agreement for Non-Employee Directors under the Citrix Systems, Inc. 2005 Equity Incentive Plan

10.11*†		Change in Control Agreement dated as of August 4, 2005 by and between Citrix Systems, Inc. and Mark B. Templeton

10.12*†		Form of Change in Control Agreement by and between Citrix Systems, Inc. and each of David J. Henshall, David R. Freidman, Brett M. Caine, Alvaro J. Monserrat, John Gordon Payne and Wesley Wasson

10.13	(16)	Amended and Restated Credit Agreement dated as of September 27, 2006 among Citrix Systems, Inc., Citrix Systems International GmbH, JPMorgan Chase Bank N.A., and certain other financial institutions

10.14†		Term Loan Agreement dated as of August 9, 2005 by and among Citrix Systems, Inc., Citrix Systems International GMBH, JPMorgan Chase Bank, N.A., J.P. Morgan Securities Inc. and certain other financial institutions

Exhibit No.		Description
10.15*†		NetScaler, Inc. 1997 Stock Plan

10.16	(17)	Type # 3 License Form by and between the Company and Microsoft Corporation dated September 5, 2007 (with certain information omitted pursuant to a request for confidential treatment and filed with the Securities and Exchange Commission)

10.17*	(18)	XenSource, Inc. 2005 Stock Plan

10.18*	(19)	Citrix Systems, Inc. Executive Bonus Plan

10.19*	(20)	Form of First Amendment to Change of Control Agreement (Chief Executive Officer) between Citrix Systems, Inc. and Mark Templeton

10.20*	(21)	Form of First Amendment to Change of Control Agreement between Citrix Systems, Inc. and each of Brett M. Caine, David J. Henshall, David R. Friedman, Alvaro J. Monserrat, John Gordon Payne and Wesley Wasson

10.21*	(22)	Form of Non-Qualified Stock Option Master Agreement (Domestic)

10.22*	(23)	Form of Restricted Stock Unit Agreement

10.23	(24)	Amendment No. 1 to Credit Agreement, dated as of September 19, 2008, among Citrix Systems, Inc., Citrix International GmbH, JPMorgan Chase Bank, N.A., JP Morgan Securities, Inc. and certain other financial institutions

10.24*	(25)	Form of Long Term Incentive Agreement

10.25*	(26)	Form of Amendment to Restricted Stock Unit Agreement

10.26*	(27)	Amended and Restated 2005 Equity Incentive Plan

10.27*	(28)	First Amendment to Citrix Systems, Inc. Amended and Restated 2005 Equity Incentive Plan

10.28	(29)	Amendment No. 2 to Credit Agreement, dated as of June 30, 2010, among Citrix Systems, Inc., Citrix International GmbH, JP Morgan Chase Bank, N.A., JP Morgan Securities, Inc. and certain other financial institutions

18.1	(30)	Preferability Letter of Independent Registered Public Accounting Firm

21.1†		List of Subsidiaries

23.1†		Consent of Independent Registered Public Accounting Firm

24.1		Power of Attorney (included in signature page)

31.1†		Rule 13a-14(a) / 15d-14(a) Certifications

31.2†		Rule 13a-14(a) / 15d-14(a) Certifications

32.1††		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101		XBRL (eXtensible Business Reporting Language). The following materials from Citrix Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows and (v) notes to consolidated financial statements.

*	Indicates a management contract or any compensatory plan, contract or arrangement.
†	Filed herewith.
††	Furnished herewith.

(1)	Incorporated by reference herein to Exhibit 2.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.
(2)	Incorporated by reference herein to Exhibit 2.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.
(3)	Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 33-98542), as amended.
(4)	Incorporated by reference herein to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
(5)	Incorporated by reference herein to Exhibit 3.1 to the Company’s Current Report on Form 8- K dated as of February 13, 2009.
(6)	Incorporated herein by reference to Exhibit 3.1 to the Company’s Current report on Form 8-K dated as of February 20, 2009.
(7)	Incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 33-98542), as amended.
(8)	Incorporated by reference herein to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
(9)	Incorporated by reference herein to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
(10)	Incorporated by reference herein to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
(11)	Incorporated by reference herein to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
(12)	Incorporated by reference herein to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
(13)	Incorporated by reference herein to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.
(14)	Incorporated by reference herein to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
(15)	Incorporated by reference herein to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
(16)	Incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of September 27, 2006.
(17)	Incorporated by reference herein to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
(18)	Incorporated by reference herein to Exhibit 10.4 to the Company’s Quarterly Report on Form 10- Q for the quarter ended September 30, 2007.
(19)	Incorporated by reference herein to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.
(20)	Incorporated by reference herein to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.
(21)	Incorporated by reference herein to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.
(22)	Incorporated by reference herein to Exhibit 10.4 to the Company’s Quarterly Report on Form 10- Q for the quarter ended September 30, 2008.
(23)	Incorporated by reference herein to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.
(24)	Incorporated by reference herein to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.
(25)	Incorporated by reference herein to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.
(26)	Incorporated by reference herein to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.
(27)	Incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.
(28)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of May 28, 2010.
(29)	Incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.
(30)	Incorporated by reference herein to Exhibit 18.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

(b) Exhibits.

The Company hereby files as part of this Annual Report on Form 10-K for the year ended December 31, 2010, the exhibits listed in Item 15(a)(3) above. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the Securities and Exchange Commission, 100 F Street, N.E., Washington, D.C., 20549 and at the Commission’s regional offices at 175 W. Jackson Boulevard, Suite 900, Chicago, IL 60604 and 3 World Financial Center, Suite 400, New York, NY 10281-1022.

(c) Financial Statement Schedule.

The Company hereby files as part of this Annual Report on Form 10-K for the year ended December 31, 2010 the consolidated financial statement schedule listed in Item 15(a)(2) above, which is attached hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Fort Lauderdale, Florida on the 24th day of February, 2011.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on the 24th day of February, 2011.

Signature	Title(s)

/S/ MARK B. TEMPLETON Mark B. Templeton	President, Chief Executive Officer and Director (Principal Executive Officer)

/S/ DAVID J. HENSHALL David J. Henshall	Chief Financial Officer and Senior Vice President, Finance (Principal Financial and Accounting Officer)

/S/ THOMAS F. BOGAN Thomas F. Bogan	Chairman of the Board of Directors

/S/ NANCI CALDWELL Nanci Caldwell	Director

/S/ MURRAY J. DEMO Murray J. Demo	Director

/S/ STEPHEN M. DOW Stephen M. Dow	Director

/S/ ASIFF S. HIRJI Asiff S. Hirji	Director

/S/ GARY E. MORIN Gary E. Morin	Director

/S/ GODFREY R. SULLIVAN Godfrey R. Sullivan	Director

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Citrix Systems, Inc.

We have audited the accompanying consolidated balance sheets of Citrix Systems, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of income, equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Citrix Systems, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Citrix Systems, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young, LLP

Certified Public Accountants

Boca Raton, Florida

February 24, 2011

CITRIX SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(In thousands, except par value)
Assets
Current assets:
Cash and cash equivalents	$396,162	$261,443
Short-term investments - available-for-sale	497,643	338,168
Accounts receivable, net of allowances of $4,259 and $4,836 at December 31, 2010 and 2009, respectively	378,395	304,912
Inventories	6,980	8,664
Prepaid expenses and other current assets	105,073	71,519
Current portion of deferred tax assets, net	86,226	54,589

Total current assets	1,470,479	1,039,295
Long-term investments – trading	—	38,689
Long-term investments - available-for-sale	791,854	568,957
Property and equipment, net	250,482	247,703
Goodwill	921,100	899,819
Other intangible assets, net	178,144	213,195
Long-term portion of deferred tax assets, net	43,815	37,944
Other assets	47,726	45,545

Total assets	$3,703,600	$3,091,147

Liabilities and Equity
Current liabilities:
Accounts payable	$65,842	$57,352
Accrued expenses and other current liabilities	289,838	221,498
Current portion of deferred revenues	664,332	555,514

Total current liabilities	1,020,012	834,364
Long-term portion of deferred revenues	114,638	63,336
Other liabilities	8,362	4,940
Commitments and contingencies
Equity:
Citrix Systems, Inc. stockholders’ equity
Preferred stock at $.01 par value: 5,000 shares authorized, none issued and outstanding	—	—
Common stock at $.001 par value: 1,000,000 shares authorized; 277,992 and 264,831 shares issued at December 31, 2010 and 2009, respectively	278	265
Additional paid-in capital	3,112,186	2,587,727
Retained earnings	1,855,149	1,578,084
Accumulated other comprehensive income (loss)	2,023	(2,060)

	4,969,636	4,164,016
Less - common stock in treasury, at cost (90,502 and 82,222 shares at December 31, 2010 and 2009, respectively)	(2,416,645)	(1,975,509)

Total Citrix Systems, Inc. stockholders’ equity	2,552,991	2,188,507
Non-controlling interest	7,597	—

Total equity	2,560,588	2,188,507

Total liabilities and equity	$3,703,600	$3,091,147

See accompanying notes.

CITRIX SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2010	2009	2008
	(In thousands, except per share information)
Revenues:
Product licenses	$619,452	$538,975	$620,215
License updates	682,246	604,968	559,340
Online services	360,617	308,177	260,065
Technical services	212,347	161,968	143,734

Total net revenues	1,874,662	1,614,088	1,583,354

Cost of net revenues:
Cost of product license revenues	66,682	52,160	47,801
Cost of services revenues	106,234	87,233	79,303
Amortization of product related intangible assets	50,504	47,917	48,028

Total cost of net revenues	223,420	187,310	175,132

Gross margin	1,651,242	1,426,778	1,408,222
Operating expenses:
Research and development	326,647	281,980	288,109
Sales, marketing and services	729,754	679,053	669,569
General and administrative	258,875	239,623	256,679
Amortization of other intangible assets	14,279	20,972	22,724
Restructuring	971	26,473	—
In-process research and development	—	—	1,140

Total operating expenses	1,330,526	1,248,101	1,238,221

Income from operations	320,716	178,677	170,001
Interest income	14,577	14,683	31,506
Interest expense	(458)	(426)	(444)
Other (expense) income, net	(1,015)	958	(4,140)

Income before income taxes	333,820	193,892	196,923
Income taxes	57,379	2,875	18,647

Consolidated net income	276,441	191,017	178,276
Less: Net loss attributable to non-controlling interest	624	—	—

Net income attributable to Citrix Systems, Inc.	$277,065	$191,017	$178,276

Net income per share attributable to Citrix Systems, Inc. stockholders:
Net income per share attributable to Citrix Systems, Inc. stockholders - basic	$1.49	$1.05	$0.97

Net income per share attributable to Citrix Systems, Inc. stockholders - diluted	$1.46	$1.03	$0.96

Weighted average shares outstanding:
Basic	185,959	181,805	183,023

Diluted	190,335	184,985	186,682

See accompanying notes.

CITRIX SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

AND COMPREHENSIVE INCOME

(In thousands)

	Common Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury			Total Equity	Total Comprehensive Income
	Shares	Amount				Shares	Amount	Non-Controlling Interest
Balance at December 31, 2007	252,201	$252	$2,038,010	$1,208,791	$5,751	(64,841)	$(1,414,479)	$—	$1,838,325	$—
Shares issued under stock-based compensation plans	3,132	3	44,369	—	—	—	—	—	44,372	—
Stock-based compensation expense	—	—	122,293	—	—	—	—	—	122,293	—
Common stock issued under employee stock purchase plan	422	1	12,519	—	—	—	—	—	12,520	—
Tax benefit from employer stock plans	—	—	140	—	—	—	—	—	140	—
Stock repurchases, net	—	—	87,856	—	—	(10,858)	(344,314)	—	(256,458)	—
Unrealized loss on forward contracts net of reclassification adjustments and net of taxes	—	—	—	—	(8,416)	—	—	—	(8,416)	$(8,416)
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	(13,187)	—	—	—	(13,187)	(13,187)
Net income	—	—	—	178,276	—	—	—	—	178,276	178,276

Total comprehensive income										$156,673

Balance at December 31, 2008	255,755	256	2,305,187	1,387,067	(15,852)	(75,699)	(1,758,793)	—	1,917,865	—
Shares issued under stock-based compensation plans	8,491	8	165,990	—	—	—	—	—	165,998	—
Stock-based compensation expense	—	—	109,212	—	—	—	—	—	109,212	—
Common stock issued under employee stock purchase plan	585	1	15,251	—	—	—	—	—	15,252	—
Tax benefit from employer stock plans	—	—	(7,913)	—	—	—	—	—	(7,913)	—
Stock repurchases	—	—	—	—	—	(6,476)	(214,944)	—	(214,944)	—
Restricted shares turned in for tax withholding	—	—	—	—	—	(47)	(1,773)	—	(1,773)	—
Unrealized gain on forward contracts net of reclassification adjustments and net of taxes	—	—	—	—	7,295	—	—	—	7,295	$7,295
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	8,955	—	—	—	8,955	8,955
Other comprehensive loss on pension liability, net of tax	—	—	—	—	(2,458)	—	—	—	(2,458)	(2,458)
Net income	—	—	—	191,017	—	—	—	—	191,017	191,017

Total comprehensive income										$204,809

Balance at December 31, 2009	264,831	265	2,587,727	1,578,084	(2,060)	(82,222)	(1,975,509)*	—	2,188,507 *	—
Shares issued under stock-based compensation plans	12,800	12	353,543	—	—	—	—	—	353,555	—
Stock-based compensation expense	—	—	100,908	—	—	—	—	—	100,908	—
Common stock issued under employee stock purchase plan	361	1	17,364	—	—	—	—	—	17,365	—
Tax benefit from employer stock plans	—	—	51,544	—	—	—	—	—	51,544	—
Stock repurchases, net	—	—	1,100	—	—	(8,157)	(434,839)	—	(433,739)	—
Restricted shares turned in for tax withholding	—	—	—	—	—	(123)	(6,298)	—	(6,298)	—
Purchase of non-controlling interest	—	—	—	—	—	—	—	8,221	8,221	—
Unrealized gain on forward contracts net of reclassification adjustments and net of taxes	—	—	—	—	1,743	—	—	—	1,743	$1,743
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	3,688	—	—	—	3,688	3,688
Other comprehensive loss on pension liability, net of tax	—	—	—	—	(1,348)	—	—	—	(1,348)	(1,348)
Net income	—	—	—	277,065	—	—	—	(624)	276,441	276,441

Total comprehensive income										$280,524

Balance at December 31, 2010	277,992	$278	$3,112,186	$1,855,149	$2,023	(90,502)	$(2,416,645)*	$7,597	$2,560,588 *

*	Amounts do not sum due to rounding.

See accompanying notes.

CITRIX SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Operating activities
Net income	$276,441	$191,017	$178,276
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	64,783	68,889	70,752
Depreciation and amortization of property and equipment	73,375	69,688	52,954
Stock-based compensation expense	103,758	111,419	124,615
In-process research and development	—	—	1,140
Loss (gain) on available-for-sale investments	2,014	(67)	1,265
Benefit related to adjustment of payroll taxes	—	—	(6,428)
Provision for doubtful accounts	2,035	1,734	1,613
Provision for product returns	2,717	3,292	2,103
Provision for inventory reserves	2,876	1,961	674
Deferred income tax benefit	(46,676)	(50,850)	(6,843)
Tax effect of stock-based compensation	51,544	(7,913)	140
Excess tax benefit from exercise of stock options	(60,164)	(5,182)	(5,559)
Goodwill adjustment	—	5,393	—
Effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	(1,984)	2,019	1,041
Other non-cash items	781	4,988	2,940

Total adjustments to reconcile net income to net cash provided by operating activities	195,059	205,371	240,407
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(79,058)	(74,604)	(10,975)
Inventories	(1,192)	601	(2,271)
Prepaid expenses and other current assets	(37,319)	(3,055)	2,615
Other assets	3,785	(487)	(10,335)
Deferred tax assets, net	6,270	10,470	1,206
Accounts payable	9,612	4,613	(6,808)
Accrued expenses and other current liabilities	81,169	62,900	(15,337)
Deferred revenues	160,121	85,373	90,789
Other liabilities	1,404	1,775	(5,460)

Total changes in operating assets and liabilities, net of effects of acquisitions	144,792	87,586	43,424

Net cash provided by operating activities	616,292	483,974	462,107
Investing activities
Purchases of available for-sale investments	(1,287,438)	(1,134,580)	(591,919)
Proceeds from sales of available-for-sale investments	474,130	436,223	333,945
Proceeds from maturities of available-for-sale investments	433,792	284,916	348,839
Proceeds from repayments of trading securities	44,560	700	—
Purchases of property and equipment	(75,376)	(76,246)	(181,046)
Purchases of cost method investments	(9,485)	(7,250)	—
Cash paid for acquisitions, net of cash acquired	(20,510)	(3,338)	(28,023)
Cash paid for licensing agreements and product related intangible assets	(16,715)	(3,290)	(40,418)

Net cash used in investing activities	(457,042)	(502,865)	(158,622)
Financing activities
Proceeds from issuance of common stock under stock-based compensation plans	353,557	165,998	44,372
Excess tax benefit from exercise of stock options	60,164	5,182	5,559
Stock repurchases, net	(433,739)	(214,944)	(256,458)
Cash paid for tax withholdings on vested stock awards	(6,298)	(1,773)	—
Payments on debt	—	—	(407)

Net cash used in financing activities	(26,316)	(45,537)	(206,934)

Effect of exchange rate changes on cash and cash equivalents	1,785	(250)	5,821
Change in cash and cash equivalents	134,719	(64,678)	102,372
Cash and cash equivalents at beginning of year	261,443	326,121	223,749

Cash and cash equivalents at end of year	$396,162	$261,443	$326,121

Supplemental Cash Flow Information
Cash paid for income taxes	$42,902	$31,367	$28,591

Cash paid for interest	$276	$211	$196

See accompanying notes.

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

Citrix Systems, Inc. is a Delaware corporation founded on April 17, 1989. The Company designs, develops and markets technology solutions that enable IT services to be securely delivered on demand – independent of location, device or network. The Company’s customers may achieve lower IT operating costs, increased information security, and greater business agility using the Company’s technologies that enable virtual computing. The Company markets and licenses its products directly to enterprise customers, over the web, and through systems integrators (“SIs”), in addition to indirectly through value-added resellers (“VARs”), value-added distributors (“VADs”) and original equipment manufacturers (“OEMs”).

2. SIGNIFICANT ACCOUNTING POLICIES

Consolidation Policy

The consolidated financial statements of the Company include the accounts of its wholly-owned subsidiaries in the Americas, Europe, the Middle East and Africa (“EMEA”), Asia-Pacific and the Online Services division. All significant transactions and balances between the Company and its subsidiaries have been eliminated in consolidation. In addition, the Company presents non-controlling interests within the equity section of its consolidated financial statements in accordance with the revised authoritative guidance for the presentation and disclosure of non-controlling interests of a consolidated subsidiary.

Cash and Cash Equivalents

Cash and cash equivalents at December 31, 2010 and 2009 include marketable securities, which are primarily money market funds, commercial paper, agency and government securities, municipal securities and corporate securities with initial or remaining contractual maturities when purchased of three months or less.

Investments

Short-term and long-term investments at December 31, 2010 and 2009 primarily consist of agency securities, corporate securities, government securities, municipal securities and commercial paper. Investments classified as available-for-sale are stated at fair value with unrealized gains and losses, net of taxes, reported in accumulated other comprehensive income (loss). Investments classified as trading securities are stated at fair value with unrealized gains and losses reported in earnings. The Company classifies its available-for-sale investments as current and non-current based on their actual remaining time to maturity. The Company does not recognize changes in the fair value of its available-for-sale investments in income unless a decline in value is considered other-than-temporary in accordance with the authoritative guidance.

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

Accounts Receivable

The Company’s accounts receivable are due primarily from VARs, VADs and end customers. Collateral is not required. The Company also maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make payments. The Company periodically reviews these estimated allowances, including an analysis of the customers’ payment history and creditworthiness, the age of the trade receivable balances and current economic conditions that may affect a customer’s ability to pay and it specifically reserve for those deemed uncollectible. When receivables are charged off, principal amounts of receivables outstanding are deducted from the allowance. The allowance for doubtful accounts was $3.4 million and $3.2 million as of December 31, 2010 and 2009, respectively. If the financial condition of a significant distributor or customer were to deteriorate, the Company’s operating results could be adversely affected. One distributor, Ingram Micro, accounted for 17% and 14% of gross accounts receivable at December 31, 2010 and 2009, respectively.

Inventory

Inventories are stated at the lower of cost or market on a standard cost basis, which approximates actual cost. The Company’s inventories primarily consist of finished goods as of December 31, 2010 and 2009.

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

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2010 and 2009, the Company retired $8.9 million and $42.4 million, respectively, in property and equipment that were no longer in use. At the time of retirement, the remaining net book value of these assets was immaterial and no material asset retirement obligations were associated with them.

Property and equipment consist of the following:

	December 31,
	2010	2009
	(In thousands)
Buildings	$72,100	$72,100
Computer equipment	158,947	147,074
Software	187,842	155,350
Equipment and furniture	39,722	30,208
Leasehold improvements	104,312	90,625

	562,923	495,357
Less accumulated depreciation and amortization	(328,325)	(263,538)
Land	15,884	15,884

	$250,482	$247,703

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

During 2010 and 2008, the Company did not recognize any impairment charges associated with its long-lived or intangible assets. During 2009, the Company recognized impairment charges associated with its long-lived assets of $4.2 million primarily related to information systems.

Goodwill

The Company accounts for goodwill in accordance with the authoritative guidance, which requires that goodwill and certain intangible assets are not amortized, but are subject to an annual impairment test. There was no impairment of goodwill as a result of the annual impairment tests completed during the fourth quarters of 2010 and 2009. Excluding goodwill, the Company has no intangible assets deemed to have indefinite lives. See Note 3 for acquisitions and Note 12 for segment information.

The following table presents the change in goodwill allocated to the Company’s reportable segments during 2010 and 2009 (in thousands):

	Balance at January 1, 2010	Additions	Other	Balance at December 31, 2010	Balance at January 1, 2009	Additions	Other		Balance at December 31, 2009
Enterprise division	$716,790	$16,930	$—	$733,720	$721,124	$1,900	$(6,234	)(1)	$716,790
Online Services division	183,029	4,351	—	187,380	183,380	1,438	(1,789)		183,029

Consolidated	$899,819	$21,281	$—	$921,100	$904,504	$3,338	$(8,023)		$899,819

(1)

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

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible Assets

The Company has intangible assets which were primarily acquired in conjunction with business combinations and technology purchases. Intangible assets with finite lives are recorded at cost, less accumulated amortization. Amortization is recognized on a straight-line basis over the estimated useful lives of the respective assets, generally three to seven years, except for patents, which are amortized over the lesser of their remaining life or ten years. In accordance with the authoritative guidance, the Company records acquired product related intangible assets at net realizable value and reviews this technology for impairment on a periodic basis by comparing the estimated net realizable value to the unamortized cost of the technology. As of December 31, 2010, the Company had $29.8 million in unamortized acquired product related intangibles and recorded $9.2 million in amortization during the year ended December 31, 2010 related to these assets. There have been no material impairments of these assets for any of the periods presented.

Intangible assets consist of the following (in thousands):

	December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Product related intangible assets	$332,878	$218,915	5.81 years
Other intangible assets	178,395	114,214	6.34 years

Total	$511,273	$333,129	6.00 years

	December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Product related intangible assets	$316,563	$172,290	5.87 years
Other intangible assets	164,978	96,056	6.19 years

Total	$481,541	$268,346	5.98 years

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

Estimated future annual amortization expense is as follows (in thousands):

Year ending December 31,
2011	$56,245
2012	41,065
2013	34,379
2014	27,757
2015	7,540

Software Development Costs

The authoritative guidance requires certain internal software development costs related to software to be sold to be capitalized upon the establishment of technological feasibility. Software development costs incurred subsequent to achieving technological feasibility have not been significant and substantially all software development costs have been expensed as incurred.

Internal Use Software

In accordance with the authoritative guidance, the Company capitalizes external direct costs of materials and services and internal costs such as payroll and benefits of those employees directly associated with the development of new functionality in internal use software and software developed related to its online service offerings. The amount of costs capitalized in 2010 and 2009 relating to internal use software was $37.7 million and $41.5 million, respectively. These costs are being amortized over the estimated useful life of the software, which is generally three to seven years, and are included in property and equipment in the accompanying consolidated balance sheets.

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

The Company markets and licenses products primarily through multiple channels such as VARs, VADs, SIs, independent software vendors, its websites and OEMs. The Company’s product licenses are generally perpetual. The Company also separately sells license updates and services, which may include product training, technical support and consulting services, as well as online services.

The Company’s software products are purchased by both small and medium-sized businesses, with a minimal number of locations, and larger business enterprises with more complex multiserver environments that deploy the Company’s software products on a departmental or enterprise-wide basis. Products may be delivered indirectly by channel distributors or OEMs or directly to the end-user by the Company via packaged product or download from the Company’s website.

The Company licenses most of its software products bundled with a one year contract for its Subscription Advantage program. Customers may also elect to purchase subscriptions for license updates, when not bundled with the initial product purchase. Technical support, product training or consulting services may be purchased separately by the customer. The Company’s appliance products are integrated with software that is essential to the functionality of the equipment. Accordingly, for these hardware appliances, the Company accounts for revenue in accordance with authoritative guidance governing software revenue recognition. Unspecified software upgrades made available on a when and if available basis, enhancements and technical support can be purchased for the Company’s appliance products through its maintenance contracts. Effective January 1, 2011, the Company adopted the provisions of Accounting Standards Update (“ASU”) 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements, and ASU 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. The adoption of these standards is not expected to have a material impact on the Company’s financial position and results of operations. See Note 16.

The Company allocates revenue to license updates and any other undelivered elements of the arrangement based on VSOE of fair value of each element and such amounts are deferred until the applicable delivery criteria and other revenue recognition criteria described above have been met. The balance of the revenues, net of any discounts inherent in the arrangement, is recognized at the outset of the arrangement using the residual method as the product licenses are delivered. If management cannot objectively determine the fair value of each undelivered element based on the vendor specific objective evidence (“VSOE”) of fair value, revenue recognition is deferred until all elements are delivered, all services have been performed, or until fair value can be objectively determined.

Online services are sold separately. The Company’s online services are purchased by large enterprises, small and medium-sized businesses, as well as individuals, and are centrally hosted within the Company’s datacenters. The Company’s online services are considered service arrangements per the authoritative guidance, accordingly, the Company follows the provisions of Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, when accounting for these service arrangements. Generally, the Company’s online services are sold separately and not bundled with the Enterprise division’s products and services.

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

•

Delivery has occurred and the Company has no remaining obligations. For product license and hardware appliance sales, the Company’s standard delivery method is free-on-board shipping point. Consequently, it considers delivery of packaged products and appliances to have occurred when the products are shipped pursuant to an agreement and purchase order. The Company considers delivery of licenses under electronic licensing agreements to have occurred when the related products are shipped and the end-user has been electronically provided the software activation keys that allow the end-user to take immediate possession of the product. For online services, delivery occurs upon providing the users with their login id and password. For product training and consulting services, the Company fulfills its obligation when the services are performed. For license updates, technical support and online services, the Company assumes that its obligation is satisfied ratably over the respective terms of the agreements, which are typically 12 to 24 months.

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•

The fee is fixed or determinable. In the normal course of business, the Company does not provide customers the right to a refund of any portion of their license fees or extended payment terms. The Company sells license updates and services, which includes technical support, product training and consulting services separately. Fees are considered fixed and determinable upon establishment of an arrangement that contains the final terms of the sale including description, quantity and price of each products or service purchased. For online services, the fee is considered fixed or determinable if it is not subject to refund or adjustment.

•

Collectability is probable. The Company determines collectability on a customer-by-customer basis and generally does not require collateral. The Company typically sells product licenses and license updates to distributors or resellers for whom there are histories of successful collection. New customers are typically subject to a credit review process that evaluates their financial position and ultimately their ability to pay. Customers are also subject to an ongoing credit review process. If the Company determines from the outset of an arrangement that collectability is not probable, revenue recognition is deferred until customer payment is received and the other parameters of revenue recognition described above have been achieved. Management’s judgment is required in assessing the probability of collection, which is generally based on an evaluation of customer specific information, historical experience and economic market conditions.

Net revenues include the following categories: Product Licenses, License Updates, Online Services and Technical Services. Product License revenues primarily represent fees related to the licensing of the Company’s software and hardware appliance products. These revenues are reflected net of sales allowances, cooperative advertising agreements, reseller rewards and provisions for returns. License Update revenues consist of fees related to the Subscription Advantage program that are recognized ratably over the term of the contract, which is typically 12 to 24 months. Subscription Advantage is a renewable program that provides subscribers with immediate access to software upgrades, enhancements and maintenance releases when and if they become available during the term of the contract. The Company capitalizes certain third party commissions related to Subscription Advantage renewals. The capitalized commissions are amortized to Sales, Marketing and Services expense at the time the related deferred revenue is recognized as revenue. Online Services revenues consist primarily of fees related to online service agreements, which are recognized ratably over the contract term. In addition, Online Services revenues may also include set-up fees, which are recognized ratably over the contract term or the expected customer life, whichever is longer. Technical Services revenues are comprised of fees from technical support services which are recognized ratably over the contract term as well as revenues from product training and certification, and consulting services revenue related to the implementation of the Company’s products, which is recognized as the services are provided. In the normal course of business, the Company is not obligated to accept product returns from its distributors under any conditions, unless the product item is defective in manufacture. The Company establishes provisions for estimated returns, as well as other sales allowances, concurrently with the recognition of revenue. The provisions are established based upon consideration of a variety of factors, including, among other things, recent and historical return rates for both specific products and distributors and the impact of any new product releases and projected economic conditions. The Company’s ability to recognize revenue upon shipment to distributors is predicated on its ability to reliably estimate future returns. If actual experience or changes in market conditions impair the Company’s ability to estimate returns, it would be required to defer the recognition of revenue until the delivery of the product to the end-user. Product returns are provided for in the consolidated financial statements and have historically been within management’s expectations. Allowances for estimated product returns amounted to approximately $0.9 million and $1.6 million at December 31, 2010 and December 31, 2009, respectively. The Company also records estimated reductions to revenue for customer programs and incentive offerings including volume-based incentives. The Company could take actions to increase its customer incentive offerings, which could result in an incremental reduction to revenue at the time the incentive is offered.

Product Concentration

The Company derives a substantial portion of its revenues from its Desktop Solutions products, which include its XenDesktop and XenApp products and related services, and anticipates that these products and future derivative products and product lines based upon this technology will continue to constitute a majority of its revenue. The Company could experience declines in demand for its Desktop Solutions and other products, whether as a result of general economic conditions, the delay or reduction in technology purchases, new competitive product releases, price competition, lack of success of its strategic partners, technological change or other factors.

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

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

revenue consists primarily of compensation and other personnel-related costs of providing technical support and consulting, as well as the Company’s online services. Also included in cost of net revenues is amortization of product related intangible assets which includes acquired core and product technology and associated patents.

Foreign Currency

The functional currency for substantially all of the Company’s wholly-owned foreign subsidiaries is the U.S. dollar. Monetary assets and liabilities of the subsidiaries are remeasured into U.S. dollars at exchange rates in effect at the balance sheet date, and revenues and expenses are remeasured at average rates prevailing during the year. Remeasurement and foreign currency transaction gains (losses) of approximately $3.5 million, $4.1 million and $(6.0) million for the years ended December 31, 2010, 2009, and 2008, respectively, are included in other (expense) income, net, in the accompanying consolidated statements of income.

Derivatives and Hedging Activities

In accordance with the authoritative guidance, the Company records derivatives at fair value as either assets or liabilities on the balance sheet. For derivatives that are designated as and qualify as effective cash flow hedges, the portion of gain or loss on the derivative instrument effective at offsetting changes in the hedged item is reported as a component of accumulated other comprehensive income (loss) and reclassified into earnings as operating expense, net, when the hedged transaction affects earnings. For derivative instruments that are designated as and qualify as effective fair value hedges, the gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, is recognized in current earnings as interest income or interest expense during the period of the change in fair values. Derivatives not designated as hedging instruments are adjusted to fair value through earnings as other (expense) income, net, in the period the changes in fair value occur. The application of the authoritative guidance could impact the volatility of earnings.

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

The Company had accrued $5.2 million and $3.0 million for these pension liabilities at December 31, 2010 and 2009, respectively. Expenses for the program for 2010, 2009 and 2008 amounted to $1.1 million, $1.4 million and $0.9 million, respectively.

Advertising Costs

The Company expenses advertising costs as incurred. The Company has advertising agreements with, and purchases advertising from, online media providers to advertise its online services products. The Company also has cooperative advertising agreements with certain distributors and resellers whereby the Company will reimburse distributors and resellers for qualified advertising of Citrix products. Reimbursement is made once the distributor, reseller or provider provides substantiation of qualified expenses. The Company estimates the impact of these expenses and recognizes them at the time of product sales as a reduction of net revenue in the accompanying consolidated statements of income. The total costs the Company recognized related to advertising was approximately $123.0 million, $99.2 million and $84.6 million, during the years ended December 31, 2010, 2009 and 2008, respectively.

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

The Company and one or more of its subsidiaries is subject to United States federal income taxes, as well as income taxes of multiple state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2004.

In the ordinary course of global business, there are transactions for which the ultimate tax outcome is uncertain; thus, judgment is required in determining the worldwide provision for income taxes. The Company provides for income taxes on transactions based on its estimate of the probable liability. The Company adjusts its provision as appropriate for changes that impact its underlying judgments. Changes that impact provision estimates include such items as jurisdictional interpretations on tax filing positions based on the results of tax audits and general tax authority rulings. Due to the evolving nature of tax rules combined with the large number of jurisdictions in which the Company operates, estimates of its tax liability and the realizability of its deferred tax assets could change in the future, which may result in additional tax liabilities and adversely affect the Company’s results of operations, financial condition and cash flows.

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

Net Income Per Share Attributable to Citrix Systems, Inc. Stockholders

Net income per share attributable to Citrix Systems, Inc. stockholders - basic is calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Net income per share attributable to Citrix Systems, Inc. stockholders - diluted is computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the vesting or exercise of stock awards (calculated using the treasury stock method) during the period they were outstanding. Certain shares under the Company’s stock-based compensation programs were excluded from the computation of diluted earnings per share due to their anti-dilutive effect for the respective periods in which they were outstanding. The reconciliation of the numerator and denominator of the earnings per share calculation is presented in Note 15.

3. ACQUISITIONS

2010 Acquisitions

On September 7, 2010, the Company acquired all of the issued and outstanding securities of VMLogix, Inc. (“VMLogix”), a privately held corporation headquartered in Santa Clara, California. VMLogix is a provider of virtualization management software for private and public cloud computing systems. The total consideration for this transaction was approximately $13.2 million, comprised of approximately $10.4 million in cash, net of cash acquired, and approximately $2.8 million related to VMLogix liabilities settled in conjunction with the acquisition. The source of funds for this transaction consisted of available cash. The Company recorded

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

approximately $7.7 million of goodwill, which is not deductible for tax purposes, and acquired $10.6 million in assets including $7.5 million of identifiable intangible assets, of which $6.2 million is related to product related intangible assets with a useful life of 5.0 years and $1.3 million is related to other intangible assets with a useful life of 4.0 years. The Company assumed liabilities of approximately $5.1 million in conjunction with the acquisition. In addition, the Company also assumed stock options for which the vesting period reset fully upon the closing of the transaction. When these stock options vest, they will be exercisable for up to 47,784 shares of the Company’s common stock. The Company has included the effect of this transaction in its results of operations prospectively from the date of the acquisition, which effect was not material to its consolidated results.

During the first quarter of 2010, the Company acquired two privately-held companies for a total cash consideration of approximately $9.2 million, net of cash acquired. The Company recorded approximately $2.6 million of goodwill, which is not deductible for tax purposes, and acquired $9.4 million in assets including $7.1 million of identifiable intangible assets, of which $6.2 million is related to product related intangible assets with a weighted-average useful life of 5.0 years and $0.9 million is related to other intangible assets with a weighted-average useful life of 2.0 years. In addition, the Company assumed liabilities of approximately $2.8 million in conjunction with the acquisitions. The Company has included the effects of these transactions in its results of operations prospectively from the respective dates of the acquisitions, which effects were not material to its consolidated results.

2008 Acquisition

In October 2008, the Company acquired all of the issued and outstanding securities of Vapps, Inc. (“Vapps”), a privately held corporation headquartered in Hoboken, New Jersey. Vapps offers high quality audio conferencing solutions to small and medium sized businesses and enterprise and service provider markets that complement the Company’s online services. The total consideration for this transaction was approximately $29.7 million in cash, net of cash acquired, including $1.0 million in transaction costs. At the time of the acquisition, if certain financial and operational milestones are achieved by the Vapps business, contingent consideration of up to approximately $4.4 million may be earned over a three year period from the date of the acquisition. As of December 31, 2010, $1.9 million and $1.2 million was earned in 2010 and 2009, respectively. The sources of funds for this transaction consisted of available cash and investments. In addition, the Company assumed unvested stock options upon the closing of the transaction, which will become exercisable (upon vesting) for approximately 0.1 million shares of the Company’s common stock. Revenues from Vapps are included in the Company’s Online Services revenue. In connection with the Vapps Acquisition, the Company allocated $21.8 million to goodwill, $8.2 million to product related technologies and $2.6 million to other intangible assets. The goodwill related to the Vapps acquisition was allocated to the Company’s Online Services division and is not deductible for tax purposes.

Netviewer AG Acquisition

In December 2010, the Company entered into an agreement to acquire all of the issued and outstanding securities of Netviewer AG (“Netviewer”), a privately held European SaaS vendor in collaboration and IT services. Netviewer will become part of the Company’s Online Services division and the acquisition will enable the extension of its SaaS leadership in Europe. The acquisition closed in February 2011 and the total preliminary consideration for this transaction was approximately $115.0 million and was payable in cash. In addition, in connection with the acquisition the Company converted and assumed approximately 99,100 non-vested stock units. Transaction costs associated with the acquisition are currently estimated at $2.5 million, of which the Company expensed $2.0 million in 2010 and are included in general and administrative expense in the accompanying consolidated statements of income for the year ended December 31, 2010.

In-process Research and Development

The fair values used in determining the purchase price allocation for certain intangible assets for the Company’s acquisitions were based on estimated discounted future cash flows, royalty rates and historical data, among other information. Purchased in-process research and development (“IPR&D”) of $1.1 million was expensed immediately upon the closing of the acquisition of Vapps because it pertained to technology that was not currently technologically feasible, meaning it had not reached the working model stage, did not contain all of the major functions planned for the product, was not ready for initial customer testing and had no alternative future use. The fair value assigned to IPR&D was determined using the income approach, which includes estimating the revenue and expenses associated with a project’s sales cycle and by estimating the amount of after-tax cash flows attributable to the projects. The future cash flows were discounted to present value utilizing an appropriate risk-adjusted rate of return, which was 21%. The rate of return included a factor that takes into account the uncertainty surrounding the successful development of the IPR&D.

In 2009, the Company adopted new accounting rules for acquisitions and future IPR&D will be capitalized. No IPR&D was capitalized in 2010 and 2009.

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. INVESTMENTS

Available-for-sale Investments

Investments in available-for-sale securities at fair value were as follows for the years ended December 31, (in thousands):

	2010				2009
Description of the Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency securities	$728,177	$2,134	$(780)	$729,531	$507,443	$1,412	$(781)	$508,074
Corporate securities	453,279	933	(1,107)	453,105	315,239	1,255	(5,295)	311,199
Government securities	77,976	245	(19)	78,202	30,269	146	(70)	30,345
Municipal securities	28,681	8	(30)	28,659	31,177	25	(8)	31,194
Commercial paper	—	—	—	—	26,314	—	(1)	26,313

Total	$1,288,113	$3,320	$(1,936)	$1,289,497	$910,442	$2,838	$(6,155)	$907,125

The change in net unrealized gains (losses) on available-for-sale securities recorded in other comprehensive income includes unrealized gains (losses) that arose from changes in market value of specifically identified securities that were held during the period and gains (losses) that were previously unrealized, but have been recognized in current period net income due to sales, as well as prepayments of available-for-sale investments purchased at a premium. This reclassification has no effect on total comprehensive income or equity and was immaterial for all periods presented.

The average remaining maturities of the Company’s short-term and long-term available-for-sale investments at December 31, 2010 were approximately five months and seven years, respectively.

Realized Gains and Losses on Available-for-sale Investments

For the years ended December 31, 2010 and 2009, the Company had realized gains on the sales of available-for-sale investments of $0.2 million and $0.6 million, respectively. For the years ended December 31, 2010 and 2009, the Company had realized losses on the sales of available-for-sale investments of $2.4 million and $0.1 million, respectively. All realized gains and losses related to the sales of available-for-sale investments are included in other (expense) income, net, in the accompanying consolidated statements of income.

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

Unrealized Losses on Available-for-sale Investments

The gross unrealized losses on the Company’s available-for-sale investments that are not deemed to be other-than-temporarily impaired as of December 31, 2010 was $1.9 million compared to $6.0 million as of December 31, 2009. This decrease was primarily due to a recovery in value of the Company’s investment issued by AIG Matched Funding Corporation (the “AIG Capped Floater”) with a face value of $50.0 million, which matures in September 2011. As of December 31, 2010, the unrealized loss related to the AIG Capped Floater was $0.7 million, which is included in accumulated other comprehensive income (loss). As of the date of this report, American International Group, Inc. (“AIG”) has not been reported to have defaulted on capital repayments to holders of its recently matured debt. Because the Company does not intend to sell the AIG Capped Floater and it is more likely than not that it will not be required to sell the security before the recovery of its amortized cost basis, which may not occur until maturity, it does not consider the security to be other-than-temporarily impaired.

Trading Investments

The Company held municipal auction rate securities, the majority of which were triple-A rated, whose underlying assets were generally student loans that were substantially backed by the federal government under the Federal Family Education Loan Program through investment accounts managed by UBS Financial Services, Inc. (“UBS”). The market for municipal auction rate securities in the Company’s portfolio began experiencing auction failures in 2008. In November 2008, the Company formally accepted the terms of a settlement (the “Settlement”) from UBS. Upon accepting the terms of the Settlement, the Company received an enforceable, non-transferrable right (the “Put Option”) that enabled it to sell its auction rate securities back to UBS. On June 30, 2010, the Company exercised the Put Option and sold all of its remaining investments in auction rate securities back to UBS at par. During 2010, the

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company realized a gain of $6.0 million related to the sale of its investments in auction rate securities and a corresponding loss of $6.0 million related to the settlement of the Put Option, both of which are included in other (expense) income, net, in the accompanying consolidated statements of income.

Cost Method Investments

The Company held direct investments in privately-held companies of approximately $21.3 million and $10.2 million as of December 31, 2010 and 2009, respectively, which are accounted for based on the cost method and are included under other assets in the accompanying consolidated balance sheets. The Company periodically reviews these investments for impairment.

5. FAIR VALUE MEASUREMENTS

The authoritative guidance defines fair value as an exit price, representing the amount that would either be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1. Observable inputs such as quoted prices in active markets for identical assets or liabilities;

•	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	As of December 31, 2010	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Short-term investments- available-for-sale	$497,643	$448,303	$—	$49,340
Prepaid expenses and other current assets	13,192	—	13,192	—
Long-term investments- available-for-sale	791,854	791,854	—	—
Accrued expenses and other current liabilities	6,745	—	6,745	—

The Company measures its cash flow hedges, which are classified as prepaid expenses and other current assets and accrued expenses and other current liabilities, at fair value based on indicative prices in active markets and generally measures its investments in available-for-sale securities at fair value based on quoted prices in active markets for identical securities.

As quoted prices in active markets were not available for the AIG Capped Floater, in order to measure it at fair value, the Company used a discounted cash flow model. The Company then discounted those cash flows at a rate reflecting the market risk inherent in holding an AIG security with a similar maturity as evidenced by pricing in the markets. Since utilizing a discounted cash flow model required the Company to make assumptions that were not directly or indirectly observable regarding the AIG Capped Floater’s fair value, accordingly it is a Level 3 valuation and is included in the table below.

Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

	Put Option	Long-term Investments	Total
	(In thousands)
Balance at December 31, 2009	$6,048	$83,785	$89,833
Proceeds received on Level 3 securities	—	(44,560)	(44,560)
Decrease in previously recognized unrealized losses included in accumulated other comprehensive income (loss)	—	4,244	4,244
Total realized (losses) gains included in earnings	(6,048)	5,871	(177)

Balance at December 31, 2010	$—	$49,340	$49,340

Realized (losses) gains included in earnings for the period are reported in other (expense) income, net. See Note 4 for more information regarding the Company’s long-term investments and the Put Option.

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additional Disclosures Regarding Fair Value Measurements

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair value due to the short maturity of these items. See Note 4 for more information regarding the Company’s available-for-sale investments.

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses consist of the following:

	December 31,
	2010	2009
	(In thousands)
Accrued compensation and employee benefits	$102,228	$80,090
Accrued taxes	108,064	70,047
Other accrued expenses	79,546	71,361

	$289,838	$221,498

7. EMPLOYEE STOCK-BASED COMPENSATION AND BENEFIT PLANS

Plans

The Company’s stock-based compensation program is a long-term retention program that is intended to attract and reward talented employees and align stockholder and employee interests. As of December 31, 2010, the Company had two stock-based compensation plans under which it was granting stock options and non-vested stock units. The Company is currently granting stock-based awards from its Amended and Restated 2005 Equity Incentive Plan (as amended, the “2005 Plan”) and its 2005 Employee Stock Purchase Plan (the “2005 ESPP”). In connection with certain of the Company’s acquisitions, the Company has assumed several plans from acquired companies. The Company’s Board of Directors has provided that no new awards will be granted under the Company’s acquired stock plans. The Company’s superseded and expired stock plans include the Amended and Restated 1995 Stock Plan, Second Amended and Restated 2000 Director and Officer Stock Option and Incentive Plan, Second Amended and Restated 1995 Non-Employee Director Stock Option Plan and Third Amended and Restated 1995 Employee Stock Purchase Plan. Awards previously granted under these plans and still outstanding typically expire ten years from the date of grant and will continue to be subject to all the terms and conditions of such plans, as applicable.

Under the terms of the 2005 Plan, the Company is authorized to grant incentive stock options (“ISOs”), non-qualified stock options (“NSOs”), non-vested stock, non-vested stock units, stock appreciation rights (“SARs”), and performance units and to make stock-based awards to full and part-time employees of the Company and its subsidiaries or affiliates, where legally eligible to participate, as well as consultants and non-employee directors of the Company. Currently, the 2005 Plan provides for the issuance of a maximum of 37,600,000 shares of common stock. Under the 2005 Plan, ISOs must be granted at exercise prices no less than fair market value on the date of grant, except for ISOs granted to employees who own more than 10% of the Company’s combined voting power, for which the exercise prices must be no less than 110% of the fair market value at the date of grant. NSOs and SARs must be granted at no less than fair market value on the date of grant, or in the case of SARs in tandem with options, at the exercise price of the related option. Non-vested stock awards may be granted for such consideration in cash, other property or services, or a combination thereof, as determined by the Company’s Compensation Committee of its Board of Directors. All stock-based awards, other than the long-term incentive awards discussed below, are exercisable or issuable upon vesting. The Company’s policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award. As of December 31, 2010, there were 26,225,760 shares of common stock reserved for issuance pursuant to the Company’s stock-based compensation plans and the Company had authorization under its 2005 Plan to grant 13,208,874 additional stock-based awards.

Under the 2005 ESPP, all full-time and certain part-time employees of the Company are eligible to purchase common stock of the Company twice per year at the end of a six-month payment period (a “Payment Period”). During each Payment Period, eligible employees who so elect may authorize payroll deductions in an amount no less than 1% nor greater than 10% of his or her base pay for each payroll period in the Payment Period. At the end of each Payment Period, the accumulated deductions are used to purchase shares of common stock from the Company up to a maximum of 12,000 shares for any one employee during a Payment Period. Shares are purchased at a price equal to 85% of the fair market value of the Company’s common stock on the last business day of a Payment Period. Employees who, after exercising their rights to purchase shares of common stock in the 2005 ESPP, would own shares representing 5% or more of the voting power of the Company’s common stock, are ineligible to participate under the 2005 ESPP. The 2005 ESPP provides for the issuance of a maximum of 10,000,000 shares of common stock. As of December 31, 2010, 1,904,576 shares had been issued under the 2005 ESPP. The Company recorded stock-based compensation costs related to the 2005 ESPP of $2.8 million, $2.2 million and $2.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Expense Information under the Authoritative Guidance

As required by the authoritative guidance, the Company estimates forfeitures of employee stock options and recognizes compensation costs only for those awards expected to vest. Forfeiture rates are determined based on historical experience. The Company also considers whether there have been any significant changes in facts and circumstances that would affect its forfeiture rate quarterly. Estimated forfeitures are adjusted to actual forfeiture experience as needed. The Company recorded stock-based compensation costs, related deferred tax assets and tax benefits of $103.8 million, $31.1 million and $100.1 million, respectively, in 2010, $111.4 million, $32.8 million and $36.2 million, respectively, in 2009 and $124.6 million, $34.9 million and $16.5 million, respectively, in 2008.

The detail of the total stock-based compensation recognized by income statement classification is as follows (in thousands):

Income Statement Classifications	2010	2009	2008
Cost of services revenues	$1,363	$1,868	$1,852
Research and development	54,123	55,012	63,737
Sales, marketing and services	28,704	32,244	32,787
General and administrative	19,568	22,295	26,239

Total	$103,758	$111,419	$124,615

Stock Options

As part of the Company’s 2010 acquisitions, the Company assumed 54,967 options to purchase shares of its common stock, all of which upon assumption were reset to have a five year life and vest over two to three years from date of grant. Options granted pursuant to the 2005 Plan typically have a five year life and vest over three years at a rate of 33.3% of the shares underlying the option one year from date of grant and at a rate of 2.78% monthly thereafter. A summary of the status and activity of the Company’s fixed option awards is as follows:

Options	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2009	21,630,404	$31.61	2.62
Granted	4,554,892	52.83
Assumed	54,967	3.08
Exercised	(12,413,137)	28.48
Forfeited or expired	(2,158,219)	64.14

Outstanding at December 31, 2010	11,668,907	37.31	3.21	$363,238

Vested or expected to vest	11,036,076	36.64	3.15	$404,334

Exercisable at December 31, 2010	5,033,077	28.31	2.07	$201,810

The Company recognized stock-based compensation expense of $67.0 million, $78.6 million and $93.8 million related to options for the years ended December 31, 2010, 2009 and 2008, respectively. As of December 31, 2010, there was $69.6 million of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted-average period of 2.23 years. The total intrinsic value of stock options exercised during 2010, 2009 and 2008 was $293.7 million, $97.7 million and $44.8 million, respectively.

Stock Option Valuation Information under the Authoritative Guidance

The Company currently uses the Black-Scholes option pricing model to determine the fair value of its stock options. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price, as well as assumptions regarding a number of complex and subjective variables. These variables include the Company’s expected stock price, volatility over the term of the awards, actual employee exercise behaviors, risk-free interest rate and expected dividends. For purposes of valuing stock options, the Company determined the expected volatility factor by considering the

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

implied volatility in two-year market-traded options of the Company’s common stock based on third party volatility quotes in accordance with the provisions of SAB No. 107, Share Based Payment. The Company’s decision to use implied volatility was based upon the availability of actively traded options on the Company’s common stock and its assessment that implied volatility is more representative of future stock price trends than historical volatility. The approximate risk free interest rate was based on the implied yield available on U.S. Treasury zero-coupon issues with remaining terms equivalent to the Company’s expected term on its options. The expected term of the Company’s stock options was based on the historical employee exercise patterns. The Company also periodically analyzes its historical pattern of option exercises based on certain demographic characteristics and determined that there were no meaningful differences in option exercise activity based on the demographic characteristics. The Company does not intend to pay dividends on its common stock in the foreseeable future. Accordingly, the Company used a dividend yield of zero in its option pricing model. The weighted average fair value of stock options issued during 2010, 2009 and 2008 was $13.74, $7.22 and $10.47, respectively.

The assumptions used to value option grants are as follows:

	Stock options granted during
	2010	2009	2008
Expected volatility factor	0.31 -0.37	0.34 -0.44	0.39 -0.48
Approximate risk free interest rate	0.9% -1.6%	1.2% -1.6%	1.7% -2.8%
Expected term (in years)	3.06 -3.27	3.17 -3.37	3.35 -3.56
Expected dividend yield	0%	0%	0%

Non-vested Stock

In October 2007, the Company assumed shares of non-vested stock in conjunction with its acquisition of XenSource, Inc. Upon assumption, these shares were reset to vest over three years at a rate of 33.3% of the shares granted one year from date of grant and at a rate of 2.78% monthly thereafter based on service. The following table summarizes the Company’s non-vested stock activity for the year ended December 31, 2010:

	Number of Shares	Weighted- Average Fair Value at Grant Date
Non-vested stock at December 31, 2009	347,691	$39.65
Vested	(346,743)	39.65
Forfeited	(948)	39.65

Non-vested stock at December 31, 2010	—	—

For the years ended December 31, 2010, 2009 and 2008, the Company recognized stock-based compensation expense of $13.2 million, $16.6 million and $17.2 million, respectively, related to non-vested stock. The fair value of non-vested stock released in 2010, 2009 and 2008 was $13.7 million, $16.6 million and $11.0 million, respectively. As of December 31, 2010, there was no unrecognized compensation cost related to non-vested stock.

Non-vested Stock Units

Annually, the Company awards vice presidents and senior executives non-vested performance stock units from the 2005 Plan. The number of non-vested stock units underlying each award is determined one year after the date of the award and is based on achievement of a specific corporate financial performance goal. If the performance goal is less than 90% attained, then no non-vested stock units will be issued pursuant to the authorized award. For performance at and above 90%, the number of non-vested stock units issued is based on a graduated slope, with the maximum number of non-vested stock units issuable pursuant to the award capped at 125% of the base number of non-vested stock units set forth in the executive’s award agreement. The Company is required to estimate the attainment that will be achieved related to the defined performance goals and the number of non-vested stock units that will ultimately be awarded in order to recognize compensation expense over the vesting period. If the performance goal is met, the non-vested stock units vest 33.33% on each anniversary subsequent to the date of the award. Each non-vested stock unit, upon vesting, represents the right to receive one share of the Company’s common stock. If the performance goals are not met, no compensation cost will ultimately be recognized in that period and any previously recognized compensation cost will be reversed. During 2010 and 2009, the performance goal was achieved within the range of the graduated slope and there was no material adjustment to compensation cost related to non-vested stock units granted to executives.

The Company also awards vice presidents, senior executives and certain other employees non-vested stock units from the 2005 Plan that vest based on service. These non-vested stock units vest 33.33% on each anniversary subsequent to the date of the award.

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Each non-vested stock unit, upon vesting, will represent the right to receive one share of the Company’s common stock. In addition, the Company awards non-vested stock units to all of its non-employee directors. These units vest monthly in 12 equal installments based on service and, upon vesting, each stock unit represents the right to receive one share of the Company’s common stock.

The following table summarizes the Company’s non-vested stock unit activity for the year ended December 31, 2010:

	Number of Shares	Weighted- Average Fair Value at Grant Date
Non-vested stock units at December 31, 2009	769,094	$26.84
Granted	810,077	48.77
Vested	(387,681)	29.93
Forfeited	(19,178)	33.54

Non-vested stock units at December 31, 2010	1,172,312	40.86

For the years ended December 31, 2010, 2009 and 2008, the Company recognized stock-based compensation expense of $19.3 million, $13.1 million and $13.6 million, respectively, related to non-vested stock units. The fair value of the non-vested stock units released in 2010, 2009, 2008 was $11.6 million, $12.1 million and $7.5 million, respectively. As of December 31, 2010, there was $30.7 million of total unrecognized compensation cost related to non-vested stock units. That cost is expected to be recognized over a weighted-average period of 2.22 years.

Long-term Incentive Plan

In May 2009, the Company granted certain senior level executives restricted stock unit awards that vest based on market and service conditions as part of a long-term incentive plan. The number of restricted stock units underlying each award is determined at the end of a three-year performance period ending December 31, 2011. In order to vest, the Company’s stock price must appreciate by at least ten percent by the end of the performance period. If the Company’s stock appreciation is at least ten percent, then the percentage of the restricted stock units that will vest will be determined by comparing the Company’s stock price appreciation to the appreciation of the weighted average of two stock market indices comprised of the Standard & Poor’s 500 Index (the “S&P 500”), which has been assigned a two-thirds weighting, and the iShares Standard & Poor’s North America Technology Index (the “IGM”), which has been assigned a one-third weighting. Based on the level of performance, up to 200% of the award may vest. After vesting, the shares underlying the award will be issued at the earliest of six months and one day after the participant’s separation from the Company (other than termination for cause), the participant’s death, or the effective date of a change in control of the Company. In the event of a change in control of the Company prior to the end of the performance period, the payout of any award is limited to a prorated portion of such award based upon a performance assessment prior to the change in control date.

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

The following table summarizes the Company’s restricted stock unit awards for the year ended December 31, 2010:

	Number of Shares	Weighted- Average Fair Value at Grant Date
Restricted stock unit awards at December 31, 2009	175,667	$24.16
Granted	—	—
Vested	—	—
Forfeited	—	—

Restricted stock unit awards at December 31, 2010	175,667	24.16

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2010 and 2009, the Company recognized stock-based compensation expense of $1.5 million and $0.9 million, respectively, related to restricted stock units. As of December 31, 2010, there was $1.9 million of total unrecognized compensation cost related to restricted stock units. The unrecognized cost is expected to be recognized over 1.08 years.

Benefit Plan

The Company maintains a 401(k) benefit plan allowing eligible U.S.-based employees to contribute up to 60% of their annual compensation, limited to an annual maximum amount as set periodically by the IRS. The Company, at its discretion, may contribute up to $0.50 for each dollar of employee contribution. The Company’s total matching contribution to an employee is typically made at 3% of the employee’s annual compensation. The Company’s matching contributions were $8.0 million, $7.2 million and $7.3 million in 2010, 2009 and 2008, respectively. The Company’s contributions vest over a four-year period at 25% per year.

8. CAPITAL STOCK

Stock Repurchase Programs

The Company’s Board of Directors authorized an ongoing stock repurchase program with a total repurchase authority granted to the Company of $2.5 billion. The Company may use the approved dollar authority to repurchase stock at any time until the approved amount is exhausted. The objective of the Company’s stock repurchase program is to improve stockholders’ returns. At December 31, 2010, approximately $120.3 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. A portion of the funds used to repurchase stock over the course of the program was provided by proceeds from employee stock option exercises and the related tax benefit.

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

During the year ended December 31, 2010, the Company expended approximately $434.8 million on open market purchases, repurchasing 8,157,400 shares of outstanding common stock at an average price of $53.31. In addition, during the third quarter of 2010, the Company made an up-front payment of $15.0 million to a financial institution related to a structured stock repurchase agreement. At the maturity of the agreement in the fourth quarter of 2010, the Company received $16.1 million in cash, including premiums, and did not take delivery of any shares related to the agreement due to market conditions. As of December 31, 2010, the Company did not have any prepaid notional amounts outstanding relating to its structured stock repurchase programs.

During the year ended December 31, 2009, the Company expended approximately $214.9 million on open market purchases, repurchasing 6,475,830 shares of outstanding common stock at an average price of $33.19. As of December 31, 2009, the Company did not have any prepaid notional amounts outstanding under its structured stock repurchase programs and during the year it did not make any up-front payments to financial institutions related to structured stock repurchase agreements.

During the year ended December 31, 2008, the Company took delivery of 4,406,757 shares at an average price of $33.30 per share from its structured repurchase agreements and it expended approximately $197.6 million on open market purchases, repurchasing 6,451,591 shares of outstanding common stock at an average price of $30.63. As of December 31, 2008, the Company did not have any prepaid notional amounts outstanding under its structured stock repurchase programs.

Shares for Tax Withholding

During the year ended December 31, 2010, the Company withheld 123,489 shares from vested stock units totaling $6.3 million to satisfy tax withholding obligations that arose on the vesting of shares of stock units. These shares are reflected as treasury stock in the Company’s consolidated balance sheets and the related cash outlays reduce the Company’s total stock repurchase authority.

During the year ended December 31, 2009, the Company withheld 46,732 shares from vested stock units totaling $1.8 million to satisfy tax withholding obligations that arose on the vesting of shares of stock units. These shares are reflected as treasury stock in the Company’s consolidated balance sheets and the related cash outlays reduce the Company’s total stock repurchase authority.

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock, $0.01 par value per share. No shares of such preferred stock were issued and outstanding at December 31, 2010 or 2009.

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. CREDIT FACILITY

Effective on August 9, 2005, the Company entered into a revolving credit facility (the “Credit Facility”) with a group of financial institutions (the “Lenders”). Effective September 27, 2006, the Company entered into an amendment and restatement of its Credit Facility (the “Amendment”). The Amendment decreased the overall range of interest rates the Company must pay on amounts outstanding on the Credit Facility and lowered the facility fee. In addition, the Amendment extended the term of the Credit Facility. The Credit Facility, as amended, allows the Company to increase the revolving credit commitment up to a maximum aggregate revolving credit commitment of $175.0 million. The Credit Facility, as amended, will expire on September 27, 2011 and it currently provides for a revolving line of credit in the aggregate amount of $100.0 million, subject to continued covenant compliance. A portion of the revolving line of credit (i) in the aggregate amount of $25.0 million may be available for issuances of letters of credit and (ii) in the aggregate amount of $15.0 million may be available for swing line loans. The Credit Facility, as amended, currently bears interest at the London Interbank Offered Rate (“LIBOR”) plus 0.32% and adjusts in the range of 0.32% to 0.80% above LIBOR based on the level of the Company’s total debt and its adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) as defined in the agreement. In addition, the Company is required to pay a quarterly facility fee ranging from 0.08% to 0.20% based on the aggregate amount available under the Credit Facility, as amended, and the level of the Company’s total debt and its adjusted EBITDA. Borrowings under the Credit Facility, as amended, are guaranteed by the Company and certain of the Company’s U.S. and foreign subsidiaries, which guarantees are secured by a pledge of shares of certain foreign subsidiaries. During the year ended December 31, 2010, no borrowings were made under the Credit Facility, as amended, and as of December 31, 2010, there were no amounts outstanding under the Credit Facility, as amended.

The Credit Facility, as amended, contains customary default provisions, and the Company must comply with various financial and non-financial covenants. The financial covenants consist of a minimum interest coverage ratio and a maximum consolidated leverage ratio. The primary non-financial covenants contain certain limits on the Company’s ability to pay dividends, conduct certain mergers or acquisitions, make certain investments and loans, incur future indebtedness or liens, alter the Company’s capital structure or sell stock or assets. As of December 31, 2010, the Company was in compliance with all covenants of the Credit Facility.

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

Rental expense for the years ended December 31, 2010, 2009 and 2008 totaled approximately $54.6 million, $51.3 million and $46.0 million, respectively. Sublease income for the years ended December 31, 2010, 2009 and 2008 was approximately $0.2 million, $0.1 million and $0.8 million, respectively. Lease commitments under non-cancelable operating leases with initial or remaining terms in excess of one year and sublease income associated with non-cancelable subleases, are as follows:

	Operating Leases	Sublease Income
	(In thousands)
Years ending December 31,
2011	$57,441	$807
2012	51,465	779
2013	42,281	736
2014	40,737	539
2015	26,596	539
Thereafter	41,116	628

	$259,636	$4,028

The Company has operating lease obligations through 2018 related to two properties that are not utilized. At December 31, 2010, the total remaining obligation on these lease obligations was approximately $6.4 million, of which $2.9 million was accrued as of December 31, 2010, and is reflected in accrued expenses and other current liabilities and other liabilities in the accompanying consolidated balance sheets. In calculating these accruals, the Company made estimates, based on market information, including the estimated vacancy periods and sublease rates and opportunities. The Company periodically re-evaluates its estimates related to the vacant facilities.

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Purchase Obligations

The Company has agreements with suppliers to purchase inventory and estimates its non-cancelable obligations under these agreements for the fiscal year ended December 31, 2011 to be approximately $9.7 million. The Company also has contingent obligations to purchase inventory for the fiscal year ended December 31, 2011, which are based on amount of usage, of approximately $8.4 million. The Company did not have any obligations beyond December 31, 2011.

11. INCOME TAXES

The United States and foreign components of income before income taxes are as follows:

	2010	2009	2008
	(In thousands)
United States	$124,337	$16,434	$(13,997)
Foreign	209,483	177,458	210,920

Total	$333,820	$193,892	$196,923

The components of the provision for income taxes are as follows:

	2010	2009	2008
	(In thousands)
Current:
Federal	$69,540	$25,065	$6,315
Foreign	25,467	21,747	19,175
State	9,048	6,913	—

Total current	104,055	53,725	25,490
Deferred	(46,676)	(50,850)	(6,843)

Total provision	$57,379	$2,875	$18,647

The significant components of the Company’s deferred tax assets and liabilities consisted of the following:

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2010	2009
	(In thousands)
Deferred tax assets:
Accruals and reserves	$24,191	$23,687
Deferred revenue	19,377	15,694
Tax credits	71,442	29,723
Net operating losses	40,234	42,871
Other	3,495	3,794
Stock option compensation	27,314	44,517
Valuation allowance	(13,999)	(8,680)

Total deferred tax assets	172,054	151,606
Deferred tax liabilities:
Depreciation and amortization	(2,684)	(3,316)
Acquired technology	(26,850)	(42,579)
Prepaid expenses	(12,479)	(13,178)

Total deferred tax liabilities	(42,013)	(59,073)

Total net deferred tax assets	$130,041	$92,533

The authoritative guidance requires a valuation allowance to reduce the deferred tax assets reported if it is not more likely than not that some portion or all of the deferred tax assets will be realized. At December 31, 2010, the Company determined that a $14.0 million valuation allowance relating to deferred tax assets for net operating losses was necessary.

The Company does not expect to remit earnings from its foreign subsidiaries. Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $1,070.1 million at December 31, 2010. Those earnings are considered to be permanently reinvested and, accordingly, no U.S. federal and state income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company could be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries.

At December 31, 2010, the Company had $95.1 million of remaining net operating loss carry forwards in the United States from acquisitions. The utilization of these net operating loss carry forwards are limited in any one year pursuant to Internal Revenue Code Section 382 and begin to expire in 2019. At December 31, 2010, the Company had $8.8 million of remaining net operating loss carry forwards in foreign jurisdictions that do not expire.

At December 31, 2010, the Company had research and development tax credit carry forwards of approximately $64.4 million that begin to expire in 2024 and a foreign tax credit carry-forward in a foreign jurisdiction of approximately $3.8 million that begins to expire in 2011.

A reconciliation of the Company’s effective tax rate to the statutory federal rate is as follows:

	Year Ended December 31,
	2010	2009	2008
Federal statutory taxes	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	3.3	3.6	4.3
Foreign operations	(16.8)	(24.1)	(30.1)
Permanent differences	1.1	2.8	(0.2)
Tax credits	(10.4)	(23.9)	(5.3)
Stock option compensation	(0.4)	1.2	4.9
Change in accruals for uncertain tax positions	5.3	8.8	1.0
Other	0.1	(1.9)	(0.1)

	17.2%	1.5%	9.5%

The Company and one or more of its subsidiaries is subject to U.S. federal income taxes, as well as income taxes of multiple state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non- U.S. income tax examinations by tax authorities for years prior to 2004.

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2010 and 2009 is as follows (in thousands):

Balance at January 1, 2009	$28,329
Additions based on tax positions related to the current year	4,156
Additions for tax positions of prior years	14,731
Reductions related to the expiration of statutes of limitations	(994)
Settlements	—

Balance at December 31, 2009	46,222
Additions based on tax positions related to the current year	8,134
Additions for tax positions of prior years	10,736
Reductions related to the expiration of statutes of limitations	(1,195)
Settlements	—

Balance at December 31, 2010	$63,897

The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

At December 31, 2010, there was $1.5 million related to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment or receipt of cash to an earlier period.

The Company recognizes interest accrued related to unrecognized tax benefits and penalties in income tax expense. During the year ended December 31, 2010, the Company recognized $0.1 million of expense related to interest and penalties. The Company has approximately $1.3 million for the payment of interest and penalties accrued at December 31, 2010.

In June 2010, the Company reached a settlement in principle with the Internal Revenue Service (“IRS”) regarding certain previously disclosed income tax deficiencies asserted in a Revenue Agent’s Report (the “RAR”). Under the terms of the settlement in principle, the Company would agree to an assessment of income tax deficiencies in full settlement of all open claims under the RAR and would resolve with finality for future years all of the transfer pricing issues raised in the RAR. Based on this, the Company incurred a charge of $13.1 million in 2010 in accordance with the authoritative guidance. Among other things, the authoritative guidance requires application of a “more likely than not” threshold to the recognition and non-recognition of tax positions. It further requires that a change in management judgment related to prior years’ tax positions be recognized in the quarter of such change.

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

12. SEGMENT INFORMATION AND SIGNIFICANT CUSTOMERS

During the first quarter of 2010, the Company changed how it measures profitability internally, develops its annual plan and allocates its resources from a geography-based approach (which included the Americas, EMEA, Asia-Pacific and the Company’s Online Services division), to a product division-based approach. This change reflects how the Company markets and sells its products. Accordingly, the Company has revised its reportable segments to reflect the way its chief operating decision maker (“CODM”) is currently managing and viewing the business. In addition, previously reported segment results have been restated to conform to the 2010 presentation. The Company’s revenues are derived from sales of its Enterprise division products which include its Desktop Solutions, Datacenter and Cloud Solutions and related technical services and from sales of its Online Services division’s web collaboration, remote access and support services. The Enterprise division and the Online Services division constitute the Company’s two reportable segments.

The Company does not engage in intercompany revenue transfers between segments. The Company’s CODM evaluates the Company’s performance based primarily on profitability from its Enterprise division products and Online Services division services. Segment profit for each segment includes certain research and development, sales, marketing, general and administrative expenses directly attributable to the segment as well as other corporate costs allocated to the segment and excludes certain expenses that are managed outside of the reportable segments. Costs excluded from segment profit primarily consist of certain restructuring charges, stock-based compensation costs, amortization of product related technology, amortization of other intangible assets, in-process research and development, net interest and other (expense) income, net. Accounting policies of the Company’s segments are the same as its consolidated accounting policies. In addition, the Company will evaluate goodwill for impairment at the operating segment level, which represents its reporting units.

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

International revenues (sales outside of the United States) accounted for approximately 42.7%, 43.6% and 45.8% of the Company’s net revenues for the year ended December 31, 2010, 2009, and 2008, respectively. Net revenues and segment profit for 2010, 2009 and 2008 classified by the Company’s reportable segments, are presented below.

	2010	2009	2008
	(In thousands)
Net revenues:
Enterprise division	$1,514,045	$1,305,911	$1,323,289
Online Services division	360,617	308,177	260,065

Consolidated	$1,874,662	$1,614,088	$1,583,354

Segment profit (loss):
Enterprise division	$403,722	$308,609	$301,292
Online Services division	86,506	76,849	65,216
Unallocated expenses (1):
Amortization of intangibles	(64,783)	(68,889)	(70,752)
Restructuring	(971)	(26,473)	—
In-process research and development	—	—	(1,140)
Net interest and other income	13,104	15,215	26,922
Stock-based compensation	(103,758)	(111,419)	(124,615)

Consolidated income before income taxes	$333,820	$193,892	$196,923

(1)	Represents expenses presented to management only on a consolidated basis and not allocated to the operating segments.

Identifiable assets classified by the Company’s reportable segments are shown below. Long-lived assets consist of property and equipment, net, and are shown below.

	December 31,
	2010	2009
	(In thousands)
Identifiable assets:
Enterprise division	$3,386,392	$2,803,897
Online Services division	317,208	287,250

Total identifiable assets	$3,703,600	$3,091,147

	December 31,
	2010	2009
	(In thousands)
Long-lived assets, net:
United States	$200,319	$199,617
United Kingdom	29,310	30,841
Other countries	20,853	17,245

Total long-lived assets, net	$250,482	$247,703

During 2010, the Company began reporting technical services revenue included in the Company’s Enterprise division, which is comprised primarily of consulting and education services separately from the Desktop Solutions and Datacenter and Cloud Solutions product revenue groupings included in the Company’s Enterprise division, as indicated in the table below. In addition, previously reported results have been restated to conform to the 2010 presentation.

In fiscal years 2010, 2009 and 2008, one distributor, Ingram Micro, accounted for 17%, 14% and 12%, respectively, of the Company’s total net revenues. The Company’s distributor arrangements with Ingram Micro consist of several non-exclusive, independently negotiated agreements with its subsidiaries, each of which cover different countries or regions. Each of these

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

agreements is separately negotiated and is independent of any other contract (such as a master distribution agreement). None of these contracts were individually responsible for over 10% of the Company’s total net revenues in each of the last three fiscal years. In fiscal years 2010, 2009 and 2008, there were no resellers that accounted for over 10% of the Company’s total net revenues.

Revenues by product grouping for the Company’s Enterprise division and Online Services division were as follows for the years ended:

	December 31,
	2010	2009	2008
	(In thousands)
Net revenues:
Enterprise division
Desktop Solutions revenues (1)	$1,137,326	$1,015,234	$1,047,759
Datacenter and Cloud Solutions revenues (2)	298,649	231,396	204,587
Enterprise technical services (3)	59,371	41,288	45,800
Other	18,699	17,993	25,143

Total Enterprise division revenues	1,514,045	1,305,911	1,323,289
Online Services division revenues	360,617	308,177	260,065

Total net revenue	$1,874,662	$1,614,088	$1,583,354

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

(3)	Technical services revenues are primarily comprised of revenues from consulting and educational services.

Revenues by Geographic Location

The following table presents revenues by geographic location, including the Online Services division for the years ended:

	December 31,
	2010	2009	2008
	(In thousands)
Net Revenues:
Americas	$837,689	$696,205	$670,523
EMEA	519,828	480,720	524,465
Asia-Pacific	156,528	128,986	128,301
Online Services division	360,617	308,177	260,065

Total net revenue	$1,874,662	$1,614,088	$1,583,354

Export revenue represents shipments of finished goods and services from the United States to international customers, primarily in Latin America and Canada. Shipments from the United States to international customers for 2010, 2009 and 2008 were $95.0 million, $74.5 million and $69.5 million, respectively.

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

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restructuring charges related to the reduction of the Company’s headcount and non-cancelable lease costs related to the consolidation and exiting of excess facilities by segment consists of the following for the year ended:

	December 31,
	2010	2009
	(In thousands)
Enterprise division	$796	$25,460
Online Services division	175	1,013

Total restructuring charges	$971	$26,473

Restructuring accruals

As of December 31, 2010, the $1.3 million in outstanding restructuring liability primarily relates to non-cancelable lease costs related to the consolidation of excess facilities that the Company expects to pay over the lives of the related obligations through fiscal 2012.

The activity in the Company’s restructuring accruals for the year ended December 31, 2010 is summarized as follows (in thousands):

Total
Balance at January 1, 2010	$3,492
Employee severance and related costs	431
Adjustments to non-cancelable lease costs and other charges	540
Payments	(3,188)
Reversal of previous charges	—

Balance at December 31, 2010	$1,275

As of December 31, 2010, restructuring accruals by segment consisted of the following (in thousands):

Total
Enterprise division	$1,275
Online Services division	—

Total restructuring accruals	$1,275

14. DERIVATIVE FINANCIAL INSTRUMENTS

Cash Flow Hedges

As of December 31, 2010, the Company’s derivative assets and liabilities resulted from cash flow hedges related to its forecasted operating expenses transacted in local currencies. A substantial portion of the Company’s overseas expenses are and will continue to be transacted in local currencies. To protect against fluctuations in operating expenses and the volatility of future cash flows caused by changes in currency exchange rates, the Company has established a program that uses foreign exchange forward contracts to hedge its exposure to these potential changes. The terms of these instruments, and the hedged transactions to which they relate, generally do not exceed 12 months and the maximum term is 18 months.

Generally, when the dollar is weak, foreign currency denominated expenses will be higher, and these higher expenses will be partially offset by the gains realized from the Company’s hedging contracts. Conversely, if the dollar is strong, foreign currency denominated expenses will be lower. These lower expenses will in turn be partially offset by the losses incurred from the Company’s hedging contracts. The change in the derivative component in accumulated other comprehensive income (loss) includes unrealized gains or losses that arose from changes in market value of the effective portion of derivatives that were held during the period, and gains or losses that were previously unrealized but have been recognized in the same line item as the forecasted transaction in current period net income due to termination or maturities of derivative contracts. This reclassification has no effect on total comprehensive income or equity.

The total cumulative unrealized gain on cash flow derivative instruments was $6.1 million and $4.3 million at December 31, 2010 and 2009, respectively, and is included in accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets. The net unrealized gain as of December 31, 2010 is expected to be recognized in income over the next twelve months at the same time the hedged items are recognized in income.

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2010, the Company had the following net notional foreign currency forward contracts outstanding (in thousands):

Foreign Currency	Currency Denomination
Australian dollars	AUD	15,660
British pounds sterling	GBP	17,672
Canadian dollars	CAD	4,630
Chinese renminbi	CNY	36,122
Euro	EUR	28,041
Hong Kong dollars	HKD	66,238
Indian rupees	INR	520,480
Japanese yen	JPY	964,367
Singapore dollars	SGD	8,437
Swiss francs	CHF	21,882

Derivatives not Designated as Hedges

The Company utilizes certain derivative instruments that either do not qualify or are not designated for hedge accounting treatment under the authoritative guidance. Accordingly, changes in the fair value of these contracts are recorded in other (expense) income, net.

A substantial portion of the Company’s overseas assets and liabilities are and will continue to be denominated in local currencies. To protect against fluctuations in earnings caused by changes in currency exchange rates when remeasuring the Company’s balance sheet, it utilizes foreign exchange forward contracts to hedge its exposure to this potential volatility. There were no assets or liabilities related to derivatives not designated as hedges outstanding as of December 31, 2010 and 2009.

Fair Values of Derivative Instruments

	Asset Derivatives				Liability Derivatives
(In thousands)
	December 31, 2010		December 31, 2009		December 31, 2010		December 31, 2009
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid and other current assets	$13,192	Prepaid and other current assets	$8,981	Accrued expenses and other current liabilities	$6,745	Accrued expenses and other current liabilities	$4,141

CITRIX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Effect of Derivative Instruments on Financial Performance

	For the Year ended December 31,
			(In thousands)
Derivatives in Cash Flow Hedging Relationships	Amount of Gain Recognized in Other Comprehensive Income (Effective Portion)		Location of Loss Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated Other Comprehensive Income (Loss) (Effective Portion)
	2010	2009		2010	2009
Foreign currency forward contracts	$1,743	$7,295	Operating expenses	$(1,573)	$(152)

There was no material ineffectiveness in the Company’s foreign currency hedging program in the periods presented.

	For the Year ended December 31,
	(In thousands)
Derivatives Not Designated as Hedging Instruments	Location of Loss Recognized in Income on Derivative	Amount of Loss Recognized in Income on Derivative
		2010	2009
Foreign currency forward contracts	Other (expense) income, net	$(1,638)	$(2,572)

15. NET INCOME PER SHARE ATTRIBUTABLE TO CITRIX SYSTEMS, INC. STOCKHOLDERS

The following table sets forth the computation of basic and diluted net income per share attributable to Citrix Systems, Inc. stockholders:

	Year Ended December 31,
	2010	2009	2008
	(In thousands, except per share information)
Numerator:
Net income attributable to Citrix Systems, Inc. stockholders	$277,065	$191,017	$178,276

Denominator:
Denominator for basic earnings per share—weighted average shares	185,959	181,805	183,023
Effect of dilutive securities:
Employee stock awards	4,376	3,180	3,659

Denominator for diluted earnings per share—adjusted weighted-average shares	190,335	184,985	186,682

Net income per share attributable to Citrix Systems, Inc. stockholders - basic	$1.49	$1.05	$0.97

Net income per share attributable to Citrix Systems, Inc. stockholders - diluted	$1.46	$1.03	$0.96

Antidilutive weighted average shares	2,288	16,039	23,979

16. RECENT ACCOUNTING PRONOUNCEMENTS

In September 2009, FASB amended the Accounting Standards Codification (“ASC”) as summarized in Accounting Standards Update (“ASU”) 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements, and ASU 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. As summarized in ASU 2009-14, ASC Topic 985 has been amended to remove from the scope of industry specific revenue accounting guidance for software and software related transactions, tangible products containing software components and non-software components that function together to deliver the product’s essential functionality. As summarized in ASU 2009-13, ASC Topic 605 has been amended: (1) to provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and the consideration allocated; (2) to require an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have VSOE or third-party evidence of selling price; and (3) to eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method. The accounting changes summarized in ASU 2009-14 and ASU 2009-13 are both effective for the Company’s fiscal year beginning on January 1, 2011. The Company plans to adopt the standards on a prospective basis and anticipates an immaterial impact upon adoption.

CITRIX SYSTEMS, INC.

SUPPLEMENTAL FINANCIAL INFORMATION

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(In thousands, except per share amounts)
2010
Net revenues	$414,272	$458,433	$472,233	$529,724	$1,874,662
Gross margin	365,573	404,878	414,435	466,356	1,651,242
Income from operations	52,075	73,818	81,477	113,346	320,716
Net income attributable to Citrix Systems, Inc.	47,349	47,557	87,779	94,380	277,065
Net income per share attributable to Citrix Systems, Inc. stockholders – basic	0.26	0.26	0.47	0.50	1.49
Net income per share attributable to Citrix Systems, Inc. stockholders – diluted	0.25	0.25	0.46	0.49	1.46

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(In thousands, except per share amounts)
2009
Net revenues	$369,058	$392,828	$401,042	$451,160	$1,614,088
Gross margin	323,842	348,767	355,624	398,545	1,426,778
Income from operations	5,003	39,726	56,100	77,848	178,677
Net income attributable to Citrix Systems, Inc.	6,927	42,519	53,423	88,148	191,017
Net income per share attributable to Citrix Systems, Inc. stockholders – basic	0.04	0.23	0.29	0.48	1.05
Net income per share attributable to Citrix Systems, Inc. stockholders – diluted	0.04	0.23	0.29	0.47	1.03

The sum of the quarterly earnings per share amounts do not add to the annual earnings per share amount due to the weighting of common and common equivalent shares outstanding during each of the respective periods.

CITRIX SYSTEMS, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

	Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period
	(In thousands)
2010
Deducted from asset accounts:
Allowance for doubtful accounts	$3,219	$2,035	$—		$1,845	(2,3)	$3,409
Allowance for returns	1,617	—	2,427	(1)	3,194	(4)	850
Valuation allowance for deferred tax assets	8,680	—	5,319	(6)	—		13,999

2009
Deducted from asset accounts:
Allowance for doubtful accounts	$7,061	$1,734	$(422	)(3)	$5,154	(2,3)	$3,219
Allowance for returns	1,641	—	3,332	(1)	3,356	(4)	1,617
Valuation allowance for deferred tax assets	14,217	—	(5,537	)(5)	—		8,680

2008
Deducted from asset accounts:
Allowance for doubtful accounts	$2,891	$1,613	$3,366	(3)	$809	(2)	$7,061
Allowance for returns	1,670	—	2,103	(1)	2,132	(4)	1,641
Valuation allowance for deferred tax assets	8,364	—	5,853	(5)	—		14,217

(1)	Charged against revenues.
(2)	Uncollectible accounts written off, net of recoveries.
(3)	Adjustments from acquisitions.
(4)	Credits issued for returns.
(5)	Related to deferred tax assets on unrealized losses and acquisitions.
(6)	Related to deferred tax assets on foreign tax credits, net operating loss carryforwards, and depreciation in foreign jurisdictions.

EXHIBIT INDEX

Exhibit No.		Description
2.2	(1)	Agreement and Plan of Merger and Reorganization, dated as of August 14, 2007, by and among Citrix Systems, Inc., PVA Acquisition Corporation, PVA Acquisition LLC, XenSource, Inc. and John G. Connors as stockholder representative

2.3	(2)	Amendment No. 1 to Agreement and Plan of Merger and Reorganization dated as of August 14, 2007 by and among Citrix Systems, Inc. PVA Acquisition Corporation, PVA Acquisition LLC, XenSource, Inc. and John G. Connors as stockholder representative, dated September 20, 2007

3.1	(3)	Amended and Restated Certificate of Incorporation of the Company

3.2	(4)	Certificate of Amendment of Amended and Restated Certificate of Incorporation

3.3	(5)	Amended and Restated By-laws of the Company

3.4	(6)	Amendment No. 1 to Amended and Restated By-laws

4.1	(7)	Specimen certificate representing the Common Stock

10.1*	(8)	Fourth Amended and Restated 1995 Stock Plan

10.2*	(9)	Second Amended and Restated 1995 Non-Employee Director Stock Option Plan

10.3*	(10)	Second Amended and Restated 2000 Director and Officer Stock Option and Incentive Plan

10.4*	(11)	2000 Director and Officer Stock Option and Incentive Plan, Non-Qualified Stock Option Agreement

10.5*	(12)	2000 Director and Officer Stock Option and Incentive Plan, Incentive Stock Option Agreement

10.6*†		2005 Employee Stock Purchase Plan

10.7*†		2005 Equity Incentive Plan Incentive Stock Option Master Agreement (Domestic)

10.8*	(13)	Form of Restricted Stock Unit Agreement under the Citrix Systems, Inc. 2005 Equity Incentive Plan

10.9*	(14)	Form of Executive Restricted Stock Unit Agreement under the Citrix Systems, Inc. 2005 Equity Incentive Plan (Time Based Vesting)

10.10*	(15)	Form of Restricted Stock Unit Agreement for Non-Employee Directors under the Citrix Systems, Inc. 2005 Equity Incentive Plan

10.11*†		Change in Control Agreement dated as of August 4, 2005 by and between Citrix Systems, Inc. and Mark B. Templeton

10.12*†		Form of Change in Control Agreement by and between Citrix Systems, Inc. and each of David J. Henshall, David R. Freidman, Brett M. Caine, Alvaro J. Monserrat, John Gordon Payne and Wesley Wasson

10.13	(16)	Amended and Restated Credit Agreement dated as of September 27, 2006 among Citrix Systems, Inc., Citrix Systems International GmbH, JPMorgan Chase Bank N.A., and certain other financial institutions

10.14†		Term Loan Agreement dated as of August 9, 2005 by and among Citrix Systems, Inc., Citrix Systems International GMBH, JPMorgan Chase Bank, N.A., J.P. Morgan Securities Inc. and certain other financial institutions

10.15*†		NetScaler, Inc. 1997 Stock Plan

10.16	(17)	Type # 3 License Form by and between the Company and Microsoft Corporation dated September 5, 2007 (with certain information omitted pursuant to a request for confidential treatment and filed with the Securities and Exchange Commission)

Exhibit No.		Description

10.17*	(18)	XenSource, Inc. 2005 Stock Plan

10.18*	(19)	Citrix Systems, Inc. Executive Bonus Plan

10.19*	(20)	Form of First Amendment to Change of Control Agreement (Chief Executive Officer) between Citrix Systems, Inc. and Mark Templeton

10.20*	(21)	Form of First Amendment to Change of Control Agreement between Citrix Systems, Inc. and each of Brett M. Caine, David J. Henshall, David R. Friedman, Alvaro J. Monserrat, John Gordon Payne and Wesley Wasson

10.21*	(22)	Form of Non-Qualified Stock Option Master Agreement (Domestic)

10.22*	(23)	Form of Restricted Stock Unit Agreement

10.23	(24)	Amendment No. 1 to Credit Agreement, dated as of September 19, 2008, among Citrix Systems, Inc., Citrix International GmbH, JPMorgan Chase Bank, N.A., JP Morgan Securities, Inc. and certain other financial institutions

10.24*	(25)	Form of Long Term Incentive Agreement

10.25*	(26)	Form of Amendment to Restricted Stock Unit Agreement

10.26*	(27)	Amended and Restated 2005 Equity Incentive Plan

10.27*	(28)	First Amendment to Citrix Systems, Inc. Amended and Restated 2005 Equity Incentive Plan

10.28	(29)	Amendment No. 2 to Credit Agreement, dated as of June 30, 2010, among Citrix Systems, Inc., Citrix International GmbH, JP Morgan Chase Bank, N.A., JP Morgan Securities, Inc. and certain other financial institutions

18.1	(30)	Preferability Letter of Independent Registered Public Accounting Firm

21.1†		List of Subsidiaries

23.1†		Consent of Independent Registered Public Accounting Firm

24.1		Power of Attorney (included in signature page)

31.1†		Rule 13a-14(a) / 15d-14(a) Certifications

31.2†		Rule 13a-14(a) / 15d-14(a) Certifications

32.1††		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101		XBRL (eXtensible Business Reporting Language). The following materials from Citrix Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows and (v) notes to consolidated financial statements.

*	Indicates a management contract or any compensatory plan, contract or arrangement.
†	Filed herewith.
††	Furnished herewith.

(1)	Incorporated by reference herein to Exhibit 2.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.
(2)	Incorporated by reference herein to Exhibit 2.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.
(3)	Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 33-98542), as amended.
(4)	Incorporated by reference herein to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
(5)	Incorporated by reference herein to Exhibit 3.1 to the Company’s Current Report on Form 8- K dated as of February 13, 2009.
(6)	Incorporated herein by reference to Exhibit 3.1 to the Company’s Current report on Form 8-K dated as of February 20, 2009.
(7)	Incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 33-98542), as amended.
(8)	Incorporated by reference herein to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
(9)	Incorporated by reference herein to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
(10)	Incorporated by reference herein to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
(11)	Incorporated by reference herein to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
(12)	Incorporated by reference herein to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
(13)	Incorporated by reference herein to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.
(14)	Incorporated by reference herein to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
(15)	Incorporated by reference herein to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
(16)	Incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of September 27, 2006.
(17)	Incorporated by reference herein to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
(18)	Incorporated by reference herein to Exhibit 10.4 to the Company’s Quarterly Report on Form 10- Q for the quarter ended September 30, 2007.
(19)	Incorporated by reference herein to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.
(20)	Incorporated by reference herein to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.
(21)	Incorporated by reference herein to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.
(22)	Incorporated by reference herein to Exhibit 10.4 to the Company’s Quarterly Report on Form 10- Q for the quarter ended September 30, 2008.
(23)	Incorporated by reference herein to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.
(24)	Incorporated by reference herein to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.
(25)	Incorporated by reference herein to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.
(26)	Incorporated by reference herein to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.
(27)	Incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.
(28)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of May 28, 2010.
(29)	Incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.
(30)	Incorporated by reference herein to Exhibit 18.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.