Form 10-Q
period 2011-03-31
CITRIX SYSTEMS INC
filed 2011-05-09
CIK 877890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

As of May 2, 2011 there were 187,995,411 shares of the registrant’s Common Stock, $.001 par value per share, outstanding.

CITRIX SYSTEMS, INC.

Form 10-Q

For the Quarterly Period Ended March 31, 2011

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CITRIX SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2011	December 31, 2010
	(In thousands, except par value)
Assets
Current assets:
Cash and cash equivalents	$515,340	$396,162
Short-term investments — available-for-sale	414,579	497,643
Accounts receivable, net of allowances of $3,969 and $4,259 at March 31, 2011 and December 31, 2010, respectively	297,190	378,395
Inventories	7,513	6,980
Prepaid expenses and other current assets	112,926	105,073
Current portion of deferred tax assets, net	84,291	86,226

Total current assets	1,431,839	1,470,479
Long-term investments — available-for-sale	708,906	791,854
Property and equipment, net	261,235	250,482
Goodwill	1,040,548	921,100
Other intangible assets, net	198,921	178,144
Long-term portion of deferred tax assets, net	59,794	43,815
Other assets	51,322	47,726

	$3,752,565	$3,703,600

Liabilities and Equity
Current liabilities:
Accounts payable	$47,610	$65,842
Accrued expenses and other current liabilities	248,266	289,838
Current portion of deferred revenues	678,186	664,332

Total current liabilities	974,062	1,020,012
Long-term portion of deferred revenues	110,569	114,638
Other liabilities	48,960	8,362
Commitments and contingencies
Equity:
Citrix Systems, Inc. stockholders’ equity
Preferred stock at $.01 par value: 5,000 shares authorized, none issued and outstanding	—	—
Common stock at $.001 par value: 1,000,000 shares authorized; 279,933 and 277,992 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	280	278
Additional paid-in capital	3,197,062	3,112,186
Retained earnings	1,928,652	1,855,149
Accumulated other comprehensive income	10,934	2,023

	5,136,928	4,969,636
Less — common stock in treasury, at cost (92,079 and 90,502 shares at March 31, 2011 and December 31, 2010, respectively)	(2,525,395)	(2,416,645)

Total Citrix Systems, Inc. stockholders’ equity	2,611,533	2,552,991
Non-controlling interest	7,441	7,597

Total equity	2,618,974	2,560,588

	$3,752,565	$3,703,600

See accompanying notes.

CITRIX SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2011	2010
	(In thousands, except per share information)
Revenues:
Product licenses	$150,260	$122,706
License updates	177,876	162,955
Online services	99,772	84,950
Technical services	62,980	43,661

Total net revenues	490,888	414,272

Cost of net revenues:
Cost of product licenses revenues	14,041	12,651
Cost of services revenues	30,666	23,690
Amortization of product related intangible assets	12,699	12,358

Total cost of net revenues	57,406	48,699

Gross margin	433,482	365,573

Operating expenses:
Research and development	82,718	77,702
Sales, marketing and services	194,243	170,520
General and administrative	72,105	60,619
Amortization of other intangible assets	3,509	4,157
Restructuring	24	500

Total operating expenses	352,599	313,498

Income from operations	80,883	52,075
Interest income	3,939	3,556
Other income, net	3,633	377

Income before income taxes	88,455	56,008
Income taxes	15,108	8,659

Consolidated net income	73,347	47,349
Less: Net loss attributable to non-controlling interest	156	—

Net income attributable to Citrix Systems, Inc.	$73,503	$47,349

Net income per share attributable to Citrix Systems, Inc. stockholders:
Net income per share attributable to Citrix Systems, Inc. stockholders — basic	$0.39	$0.26

Net income per share attributable to Citrix Systems, Inc. stockholders — diluted	$0.38	$0.25

Weighted average shares outstanding:
Basic	187,571	184,018

Diluted	191,500	188,842

See accompanying notes.

CITRIX SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Operating Activities
Net income	$73,347	$47,349
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	16,208	16,515
Depreciation and amortization of property and equipment	19,641	17,480
Stock-based compensation expense	17,884	24,927
Loss on investments	490	126
Provision for doubtful accounts	(901)	792
Provision for product returns	1,530	662
Provision for inventory reserves	517	585
Tax effect of stock-based compensation	15,492	9,449
Excess tax benefit from exercise of stock options	(15,502)	(13,581)
Effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	(3,350)	1,440
Other non-cash items	964	97

Total adjustments to reconcile net income to net cash provided by operating activities	52,973	58,492
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	85,622	60,112
Inventories	(1,050)	743
Prepaid expenses and other current assets	(6,009)	(39,420)
Other assets	(1,293)	3,567
Deferred tax assets, net	(14,196)	10,246
Accounts payable	(21,456)	(3,328)
Accrued expenses and other current liabilities	(41,759)	(11,019)
Deferred revenues	2,240	17,438
Other liabilities	30,809	(615)

Total changes in operating assets and liabilities, net of the effects of acquisitions	32,908	37,724

Net cash provided by operating activities	159,228	143,565
Investing Activities
Purchases of available-for-sale investments	(182,919)	(455,678)
Proceeds from sales of available-for-sale investments	180,434	116,206
Proceeds from maturities of available-for-sale investments	169,008	175,903
Proceeds from repayments of trading securities	—	3,026
Purchases of property and equipment	(26,845)	(11,261)
Purchases of cost method investments	(1,852)	—
Cash paid for acquisitions, net of cash acquired	(118,440)	(9,466)
Cash paid for licensing agreements and product related intangible assets	(1,522)	(7,293)

Net cash provided by (used in) investing activities	17,864	(188,563)
Financing Activities
Proceeds from issuance of common stock under stock-based compensation plans	42,337	154,930
Repayment of acquired debt	(10,926)	—
Excess tax benefit from exercise of stock options	15,502	13,581
Stock repurchases, net	(99,954)	(99,993)
Cash paid for tax withholding on vested stock awards	(8,797)	(2,676)

Net cash (used in) provided by financing activities	(61,838)	65,842
Effect of exchange rate changes on cash and cash equivalents	3,924	(440)

Change in cash and cash equivalents	119,178	20,404
Cash and cash equivalents at beginning of period	396,162	261,443

Cash and cash equivalents at end of period	$515,340	$281,847

See accompanying notes.

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Citrix Systems, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments, which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown, are of a normal recurring nature and have been reflected in the condensed consolidated financial statements and accompanying notes. The results of operations for the periods presented are not necessarily indicative of the results expected for the full year or for any future period partially because of the seasonality of the Company’s business. Historically, the Company’s revenue for the fourth quarter of any year is typically higher than the revenue for the first quarter of the subsequent year. The information included in these condensed consolidated financial statements should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this report and the condensed consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Investments

Short-term and long-term investments at March 31, 2011 and December 31, 2010 primarily consist of agency securities, corporate securities, government securities, municipal securities and commercial paper. Investments classified as available-for-sale are stated at fair value with unrealized gains and losses, net of taxes, reported in accumulated other comprehensive income. Investments classified as trading securities are stated at fair value with unrealized gains and losses reported in earnings. The Company classifies its available-for-sale investments as current and non-current based on their actual remaining time to maturity. The Company does not recognize changes in the fair value of its available-for-sale investments in income unless a decline in value is considered other-than-temporary in accordance with the authoritative guidance.

The Company’s investment policy is designed to limit exposure to any one issuer depending on credit quality. The Company uses information provided by third parties to adjust the carrying value of certain of its investments to fair value at the end of each period. Fair values are based on a variety of inputs and may include interest rates, known historical trades, yield curve information, benchmark data, prepayment speeds, credit quality and broker/dealer quotes.

Inventory

Inventories are stated at the lower of cost or market on a standard cost basis, which approximates actual cost. The Company’s inventories primarily consist of finished goods as of March 31, 2011 and December 31, 2010.

Revenue Recognition

Net revenues include the following categories: Product Licenses, License Updates, Online Services and Technical Services. Product License revenues primarily represent fees related to the licensing of the Company’s software and hardware appliance products. These revenues are reflected net of sales allowances, cooperative advertising agreements, reseller rewards and provisions for returns. The Company licenses most of its software products bundled with a one year contract for its Subscription Advantage program. Subscription Advantage is a renewable program that provides subscribers with immediate access to software upgrades, enhancements and maintenance releases when and if they become available during the term of the contract. License Update revenues consist of fees

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

related to the Subscription Advantage program that are recognized ratably over the term of the contract, which is typically 12 to 24 months. The Company capitalizes certain third party commissions related to Subscription Advantage renewals. The capitalized commissions are amortized to Sales, Marketing and Services expense at the time the related deferred revenue is recognized as revenue. Shipping charges billed to customers are included in product revenue and the related shipping costs are included in cost of product revenue. Online Services revenues consist primarily of fees related to online service agreements, which are recognized ratably over the contract term. In addition, Online Services revenues may also include set-up fees, which are recognized ratably over the contract term or the expected customer life, whichever is longer. Technical Services revenues are comprised of fees from technical support services and post contract support agreements which are recognized ratably over the contract term as well as revenues from product training and certification, and consulting services revenue related to the implementation of the Company’s products, which is recognized as the services are provided.

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

•

The fee is fixed or determinable. In the normal course of business, the Company does not provide customers the right to a refund of any portion of their license fees or extended payment terms. The fees are considered fixed and determinable upon establishment of an arrangement that contains the final terms of the sale including description, quantity and price of each products or service purchased. For Online Services, the fee is considered fixed or determinable if it is not subject to refund or adjustment.

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

The majority of the Company’s product license revenue consists of revenue from the sale of stand-alone software products. Stand-alone software sales generally include a perpetual license to the Company’s software and is subject to the industry specific software revenue recognition guidance. In accordance with this guidance, the Company allocates revenue to license updates related to its stand-alone software and any other undelivered elements of the arrangement based on vendor specific objective evidence (“VSOE”) of fair value of each element and such amounts are deferred until the applicable delivery criteria and other revenue recognition criteria described above have been met. The balance of the revenues, net of any discounts inherent in the arrangement, is recognized at the outset of the arrangement using the residual method as the product licenses are delivered. If management cannot objectively determine the fair value of each undelivered element based on VSOE of fair value, revenue recognition is deferred until all elements are delivered, all services have been performed, or until fair value can be objectively determined.

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company’s hardware appliances contain software components that are essential to the overall functionality of the products. For hardware appliance transactions entered into prior to January 1, 2011, revenue for arrangements with multiple elements, such as sales of products that included services, was allocated to each element using the residual method based on the VSOE of the fair value of the undelivered items pursuant to authoritative guidance. Under the residual method, the amount of revenue allocated to delivered elements equals the total arrangement consideration less the aggregate fair value of any undelivered elements. If VSOE of one or more undelivered items does not exist, revenue from the entire arrangement is deferred and recognized at the earlier of: (i) delivery of those elements or (ii) when fair value can be established unless maintenance is the only undelivered element, in which case, the entire arrangement fee is recognized ratably over the contractual support period.

In October 2009, the Financial Accounting Standards Board (“FASB”) amended the accounting standards for revenue recognition to remove tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of industry-specific software revenue recognition guidance. In October 2009, the FASB also amended the accounting standards for multiple deliverable revenue arrangements to:

(i)	provide updated guidance on how the deliverables in a multiple deliverable arrangement should be separated, and how the consideration should be allocated;

(ii)	require an entity to allocate revenue in an arrangement using estimated selling prices (“ESP”) of deliverables if a vendor does not have VSOE of selling price or third-party evidence of selling price (“TPE”); and

(iii)	eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.

The Company’s hardware appliances contain software components that are essential to the overall functionality of the products. Effective January 1, 2011 the Company adopted these standards on a prospective basis for new and materially modified arrangements originating after December 31, 2010. The adoption of these standards did not have a material impact on the Company’s financial position and results of operations for the three months ended March 31, 2011. The Company does not expect the adoption of these standards to have a material impact on its financial position and results of operations in the future.

For new and materially modified hardware appliance transactions subsequent to the adoption of the amended revenue recognition standards that are multiple-element arrangements, the arrangement consideration is allocated to stand-alone software deliverables as a group and the non-software deliverables based on the relative selling prices of using the selling price hierarchy in the amended revenue recognition guidance. The selling price hierarchy for a deliverable is based on its VSOE if available, third-party evidence if VSOE is not available, or estimated selling price if neither VSOE nor TPE is available. The Company then recognizes revenue on each deliverable in accordance with its policies for product and service revenue recognition. VSOE of selling price is based on the price charged when the element is sold separately. In determining VSOE, the Company requires that a substantial majority of the selling prices fall within a reasonable range based on historical discounting trends for specific products and services. TPE of selling price is established by evaluating competitor products or services in stand-alone sales to similarly situated customers. However, as the Company's products contain a significant element of proprietary technology and its solutions offer substantially different features and functionality, the comparable pricing of products with similar functionality typically cannot be obtained. Additionally, as the Company is unable to reliably determine what competitors products' selling prices are on a stand-alone basis, the Company is not typically able to determine TPE. The estimate of selling price is established considering multiple factors including, but not limited to pricing practices in different geographies and through different sales channels and competitor pricing strategies.

For the Company’s non-software deliverables it allocates the arrangement consideration based on the relative selling price of the deliverables. For the Company’s hardware appliances, it uses ESP as its selling price. For the Company’s support and services, it generally uses VSOE as its selling price. When the Company is unable to establish selling price using VSOE for its support and services, the Company uses ESP in its allocation of arrangement consideration.

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

In the normal course of business, the Company is not obligated to accept product returns from its distributors under any conditions, unless the product item is defective in manufacture. The Company establishes provisions for estimated returns, as well as other sales allowances, concurrently with the recognition of revenue. The provisions are established based upon consideration of a variety of factors, including, among other things, recent and historical return rates for both specific products and distributors and the

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

impact of any new product releases and projected economic conditions. Product returns are provided for in the consolidated financial statements and have historically been within management’s expectations. Allowances for estimated product returns amounted to approximately $1.3 million and $0.9 million at March 31, 2011 and December 31, 2010, respectively. The Company also records estimated reductions to revenue for customer programs and incentive offerings including volume-based incentives. The Company could take actions to increase its customer incentive offerings, which could result in an incremental reduction to revenue at the time the incentive is offered.

Foreign Currency

The functional currency for substantially all of the Company’s wholly-owned foreign subsidiaries is the U.S. dollar. Monetary assets and liabilities of the subsidiaries are remeasured into U.S. dollars at exchange rates in effect at the balance sheet date, and revenues and expenses are remeasured at average rates prevailing during the year. For the Company’s subsidiaries that are not U.S. dollar functional, it translates assets and liabilities of foreign subsidiaries at exchange rates in effect at the balance sheet date. The Company includes accumulated net translation adjustments in equity as a component of accumulated other comprehensive income.

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

3. NET INCOME PER SHARE ATTRIBUTABLE TO CITRIX SYSTEMS, INC. STOCKHOLDERS

Net income per share attributable to Citrix Systems, Inc. stockholders - basic is calculated by dividing net income attributable to Citrix Systems, Inc. stockholders by the weighted-average number of common shares outstanding during each period. Net income per share attributable to Citrix Systems, Inc. stockholders - diluted is computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock awards (calculated using the treasury stock method) during the period they were outstanding.

The following table sets forth the computation of basic and diluted net income per share attributable to Citrix Systems, Inc. stockholders (in thousands, except per share information):

	Three Months ended March 31,
	2011	2010
Numerator:
Net income attributable to Citrix Systems, Inc. stockholders	$73,503	$47,349

Denominator:
Denominator for basic earnings per share — weighted-average shares outstanding	187,571	184,018
Effect of dilutive employee stock awards	3,929	4,824

Denominator for diluted earnings per share — weighted-average shares outstanding	191,500	188,842

Net income per share attributable to Citrix Systems, Inc. stockholders — basic	$0.39	$0.26

Net income per share attributable to Citrix Systems, Inc. stockholders — diluted	$0.38	$0.25

Anti-dilutive weighted-average shares	857	1,760

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4. ACQUISITIONS

2011 Acquisitions

Netviewer AG

In February 2011, the Company acquired all of the issued and outstanding securities of Netviewer AG (the “Netviewer Acquisition” or “Netviewer”), a privately held European software-as-a-service (“SaaS”) vendor in collaboration and information technology (“IT”) services. Netviewer became part of the Company’s Online Services division and the acquisition will enable the extension of its SaaS business in Europe. The total preliminary consideration for this transaction was approximately $107.5 million, net of $6.3 million of cash acquired, and was paid in cash. Transaction costs associated with the acquisition were approximately $2.4 million, of which the Company expensed $0.4 million during the first quarter of 2011 and is included in general and administrative expense in the accompanying condensed consolidated statement of income. In addition, in connection with the acquisition, the Company converted and assumed approximately 99,100 non-vested stock units for which the vesting period reset fully upon the closing of the transaction.

Revenues from Netviewer are included in the Company’s Online Services division’s revenue. The Company has included the effect of the Netviewer Acquisition in its results of operations prospectively from the date of the acquisition, which effect was not material to its consolidated results. Accordingly, pro forma financial disclosures have not been presented.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date.

	Fair Value (in thousands)	Weighted Average Asset Life
Current assets	$12,347
Other assets	330
Property and equipment	3,218	Various
Intangible assets	28,806	4-7 years
Goodwill	108,644	Indefinite

Assets acquired	153,345
Current liabilities assumed	(18,952)
Long-term liabilities assumed	(11,949)
Deferred tax liabilities, non-current	(8,606)

Net assets acquired	$113,838

Current assets acquired in connection with the Netviewer Acquisition consisted primarily of cash and accounts receivable. Current liabilities acquired in the acquisition of Netviewer consisted primarily of deferred revenues, short-term payables, other accrued expenses and long-term liabilities consisted of long term debt which was paid in full subsequent to the acquisition date in the first quarter of 2011. Approximately $108.6 million of goodwill related to the Netviewer Acquisition was assigned to the Company’s Online Services division and is not deductible for tax purposes. See Note 10 for segment information. The amount of goodwill is comprised primarily of expected synergies from combining operations and other intangible assets that do not qualify for separate recognition.

Identifiable intangible assets purchased in the Netviewer Acquisition, in thousands, and their weighted average lives are as follows:

	Fair Value (in thousands)	Weighted Average Life
Trade names	541	4.0 years
Customer relationships	25,019	7.0 years
Core and product technologies	3,246	4.0 years

Total	$28,806

The Company continues to evaluate certain tax assets and liabilities related to the Netviewer Acquisition. Additional information, which existed as of the acquisition date but was at that time unknown to the Company, may become known to the Company during the remainder of the measurement period, a period not to exceed 12 months from the acquisition date. Changes to amounts recorded as assets or liabilities may result in a corresponding adjustment to goodwill.

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Other Acquisition

During the first quarter of 2011, the Company acquired certain assets of a wholly-owned subsidiary of a privately-held company for a total cash consideration of approximately $10.5 million. The Company accounted for this acquisition as a business combination in accordance with the authoritative guidance and it became part of the Company’s Enterprise division expanding the Company’s solutions portfolio for service providers and developing integrations with the Company’s cloud application delivery solutions. The Company recorded approximately $5.9 million of goodwill, which is not deductible for tax purposes, and acquired $4.7 million of identifiable intangible assets, of which $3.0 million is related to product related intangible assets with a useful life of 5.0 years and $1.7 million is related to other intangible assets with a weighted-average useful life of 7.3 years. In addition, the Company assumed liabilities of approximately $0.1 million in conjunction with the acquisitions. The Company has included the effect of this transaction in its results of operations prospectively from the date of the acquisition, which effect was not material to its consolidated results.

2010 Acquisitions

On September 7, 2010, the Company acquired all of the issued and outstanding securities of VMLogix, Inc. (“VMLogix”), a privately held corporation headquartered in Santa Clara, California. VMLogix is a provider of virtualization management software for private and public cloud computing systems. The total consideration for this transaction was approximately $13.2 million, comprised of approximately $10.4 million in cash, net of cash acquired, and approximately $2.8 million related to VMLogix liabilities settled in conjunction with the acquisition. The source of funds for this transaction consisted of available cash. The Company recorded approximately $7.7 million of goodwill, which is not deductible for tax purposes, and acquired $10.6 million in assets including $7.5 million of identifiable intangible assets, of which $6.2 million is related to product related intangible assets with a useful life of 5.0 years and $1.3 million is related to other intangible assets with a useful life of 4.0 years. The Company assumed liabilities of approximately $5.1 million in conjunction with the acquisition. In addition, the Company also assumed stock options for which the vesting period reset fully upon the closing of the transaction. When these stock options vest, they will be exercisable for up to 47,784 shares of the Company’s common stock. The Company has included the effect of this transaction in its results of operations prospectively from the date of the acquisition, which effect was not material to its consolidated results.

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

5. INVESTMENTS

Available-for-sale Investments

Investments in available-for-sale securities at fair value were as follows for the periods ended (in thousands):

	March 31, 2011				December 31, 2010
Description of the Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency securities	$656,265	$2,808	$(862)	$658,211	$728,177	$2,134	$(780)	$729,531
Corporate securities	413,532	797	(539)	413,790	453,279	933	(1,107)	453,105
Government securities	29,180	146	(16)	29,310	77,976	245	(19)	78,202
Municipal securities	22,132	42	—	22,174	28,681	8	(30)	28,659

Total	$1,121,109	$3,793	$(1,417)	$1,123,485	$1,288,113	$3,320	$(1,936)	$1,289,497

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

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the three months ended March 31, 2011 and 2010, the Company received proceeds from sales of available-for-sale investments of $180.4 million and $116.2 million, respectively. For the three months ended March 31, 2011 and March 31, 2010, the Company had realized gains on the sales of available-for-sale investments of $0.2 million for both periods. For the three months ended March 31, 2011, the Company had realized losses on available-for-sale investments of $0.6 million related to prepayments at par of securities purchased at a premium and for the three months ended March 31, 2010, the Company did not have any material realized losses on the sales of available- for-sale investments. All realized gains and losses related to the sales of available-for-sale investments are included in other income, net, in the accompanying condensed consolidated statements of income.

The average remaining maturities of the Company’s short-term and long-term available-for-sale investments at March 31, 2011 were approximately five months and eight years, respectively.

Unrealized Losses on Available-for-sale Investments

The gross unrealized losses on the Company’s available-for-sale investments that are not deemed to be other-than-temporarily impaired were $1.4 million and $1.9 million as of March 31, 2011 and December 31, 2010, respectively. The decrease in gross unrealized losses when comparing March 31, 2011 to December 31, 2010 was primarily due to the improvement in the Company’s investment issued by AIG Matched Funding Corporation (the “AIG Capped Floater”) with a face value of $50.0 million, which matures in September 2011. As of March 31, 2011, the unrealized loss related to the AIG Capped Floater was not material. Because the Company does not intend to sell any of its investments in an unrealized loss position and it is more likely than not that it will not be required to sell the securities before the recovery of its amortized cost basis, which may not occur until maturity, it does not consider the securities to be other-than-temporarily impaired.

Cost Method Investments

The Company held direct investments in privately-held companies of approximately $23.2 million and $21.3 million as of March 31, 2011 and December 31, 2010, respectively, which are accounted for based on the cost method and are included in other assets in the accompanying condensed consolidated balance sheets. The Company periodically reviews these investments for impairment. If the Company determines that an other-than-temporary impairment has occurred, it will write-down the investment to its fair value.

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

Available-for-sale securities included in Level 1 are valued using closing prices for identical instruments that are traded on active exchanges. Available-for-sale securities included in Level 2 are valued utilizing inputs obtained from an independent pricing service (the “Service”) which uses quoted market prices for identical or comparable instruments rather than direct observations of quoted prices in active markets. The Service gathers observable inputs for all of the Company’s fixed income securities from a variety of industry data providers, for example, large custodial institutions and other third-party sources. Once the observable inputs are gathered by the Service, all data points are considered and an average price is determined. The Service’s providers utilize a variety of inputs to determine their quoted prices. These inputs may include interest rates, known historical trades, yield curve information, benchmark data, prepayment speeds, credit quality and broker/dealer quotes. Substantially all of the Company’s available-for-sale investments are valued utilizing inputs obtained from the Service and accordingly are categorized as Level 2 in the table below. The Company does not adjust the prices obtained from the Service. Available-for-sale securities are included in Level 3 when relevant observable inputs for a security are not available.

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company's assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the classification of assets and liabilities within the fair value hierarchy. In certain instances, the inputs used to measure fair value may meet the definition of more than one level of the fair value hierarchy. The input with the lowest level priority is used to determine the applicable level in the fair value hierarchy.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	As of March 31, 2011	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Available-for-sale securities:
Agency securities	$658,211	$—	$658,211	$—
Corporate securities	413,790	—	364,002	49,788
Government securities	29,310	—	29,310	—
Municipal securities	22,174	—	22,174	—
Prepaid expenses and other current assets:
Foreign currency derivatives	13,554	—	13,554	—

Total assets	$1,137,039	$—	$1,087,251	$49,788

Accrued expenses and other current liabilities:
Foreign currency derivatives	4,040	—	4,040	—

Total liabilities	$4,040	$—	$4,040	$—

The Company’s fixed income available-for-sale securities consist of high quality, investment grade securities from diverse issuers with a minimum credit rating of A- and a weighted average credit rating of AA. The Company previously classified these investments as Level 1 because it did not make adjustments to the prices obtained from the Service. However, as the Company values these securities based on pricing from the Service, whose sources may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value; the Company began classifying all of its fixed income available-for-sale securities as Level 2 in the first quarter of 2011. See Note 5 for more information regarding the Company’s available for-sale investments.

The Company measures its cash flow hedges, which are classified as prepaid expenses and other current assets and accrued expenses and other current liabilities, at fair value based on indicative prices in active markets (Level 2 inputs).

As quoted prices in active markets or other observable inputs were not available for the AIG Capped Floater, in order to measure it at fair value, the Company used a discounted cash flow model using a rate reflecting the market risk inherent in holding an AIG security with a similar maturity as evidenced by pricing in the markets. Since utilizing a discounted cash flow model required the Company to make assumptions that were not directly or indirectly observable regarding the AIG Capped Floater’s fair value, accordingly it is a Level 3 valuation and is included in the table below.

Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

Short-term Investments
(in thousands)
Balance at December 31, 2010	$49,340
Decrease in previously recognized unrealized losses included in accumulated other comprehensive income	448

Balance at March 31, 2011	$49,788

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Additional Disclosures Regarding Fair Value Measurements

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair value due to the short maturity of these items.

7. STOCK-BASED COMPENSATION

The Company’s stock-based compensation program is a long-term retention program that is intended to attract and reward talented employees and align stockholder and employee interests. As of March 31, 2011, the Company had two stock-based compensation plans under which it was granting stock options and non-vested stock units. The Company is currently granting stock-based awards from its Amended and Restated 2005 Equity Incentive Plan (as amended, the “2005 Plan”) and its 2005 Employee Stock Purchase Plan (the “2005 ESPP”). In connection with certain of the Company’s acquisitions, the Company has assumed several plans from acquired companies. The Company’s Board of Directors has provided that no new awards will be granted under the Company’s acquired stock plans. The Company’s superseded and expired stock plans include the Amended and Restated 1995 Stock Plan, Second Amended and Restated 2000 Director and Officer Stock Option and Incentive Plan and Second Amended and Restated 1995 Non-Employee Director Stock Option Plan. Awards previously granted under these plans and still outstanding typically expire ten years from the date of grant and will continue to be subject to all the terms and conditions of such plans, as applicable.

Under the terms of the 2005 Plan, the Company is authorized to grant incentive stock options (“ISOs”), non-qualified stock options (“NSOs”), non-vested stock, non-vested stock units, stock appreciation rights (“SARs”), and performance units and to make stock-based awards to full and part-time employees of the Company and its subsidiaries or affiliates, where legally eligible to participate, as well as consultants and non-employee directors of the Company. Currently, the 2005 Plan provides for the issuance of a maximum of 37,600,000 shares of common stock. On April 14, 2011, subject to stockholder approval at the 2011 Annual Meeting of Stockholders, the Board of Directors approved an amendment to the 2005 Plan (the “Plan Amendment”) to (i) increase the aggregate number of shares of Common Stock authorized for issuance under the 2005 Plan by an additional 5,500,000 shares and (ii) increase the aggregate number of shares of Common Stock issuable pursuant to unvested stock, unvested stock units, performance units or stock grants by an additional 1,000,000 shares of Common Stock. Under the 2005 Plan, ISOs must be granted at exercise prices no less than fair market value on the date of grant, except for ISOs granted to employees who own more than 10% of the Company’s combined voting power, for which the exercise prices must be no less than 110% of the fair market value at the date of grant. NSOs and SARs must be granted at no less than fair market value on the date of grant, or in the case of SARs in tandem with options, at the exercise price of the related option. Non-vested stock awards may be granted for such consideration in cash, other property or services, or a combination thereof, as determined by the Company’s Compensation Committee of its Board of Directors. All stock-based awards, other than the long-term incentive awards discussed below, are exercisable or issuable upon vesting. The Company’s policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award. As of March 31, 2011, there were 24,532,002 shares of common stock reserved for issuance pursuant to the Company’s stock-based compensation plans and the Company had authorization under its 2005 Plan to grant 12,584,277 additional stock-based awards.

Under the 2005 ESPP, all full-time and certain part-time employees of the Company are eligible to purchase common stock of the Company twice per year at the end of a six-month payment period (a “Payment Period”). During each Payment Period, eligible employees who so elect may authorize payroll deductions in an amount no less than 1% nor greater than 10% of his or her base pay for each payroll period in the Payment Period. At the end of each Payment Period, the accumulated deductions are used to purchase shares of common stock from the Company up to a maximum of 12,000 shares for any one employee during a Payment Period. Shares are purchased at a price equal to 85% of the fair market value of the Company’s common stock on the last business day of a Payment Period. Employees who, after exercising their rights to purchase shares of common stock in the 2005 ESPP, would own shares representing 5% or more of the voting power of the Company’s common stock, are ineligible to participate under the 2005 ESPP. The 2005 ESPP provides for the issuance of a maximum of 10,000,000 shares of common stock. As of March 31, 2011, 2,058,845 shares had been issued under the 2005 ESPP. The Company recorded stock-based compensation costs related to the 2005 ESPP of $0.9 million for the three months ended March 31, 2011.

Stock-Based Compensation

The detail of the total stock-based compensation recognized by income statement classification is as follows (in thousands):

	Three Months Ended March 31,
Income Statement Classifications	2011	2010
Cost of services revenues	$268	$295
Research and development	5,685	13,934
Sales, marketing and services	6,032	6,910
General and administrative	5,899	3,788

Total	$17,884	$24,927

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

The weighted average fair value of stock options granted during the three months ended March 31, 2011 was $19.29. The total intrinsic value of options exercised during the three months ended March 31, 2011 was $57.5 million. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares. As of March 31, 2011, there was $61.0 million of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted-average period of 2.13 years.

The assumptions used to value option grants are as follows:

	Three Months Ended March 31,
	2011	2010
Expected volatility factor	0.39	0.33
Approximate risk free interest rate	1.10%	1.45%
Expected term (in years)	3.27	3.16
Expected dividend yield	0%	0%

Non-vested Stock Units

Annually, the Company awards senior level employees non-vested performance stock units from the 2005 Plan. The number of non-vested stock units underlying each award is determined one year after the date of the award and is based on achievement of a specific corporate financial performance goal. If the performance goal is less than 90% attained, then no non-vested stock units will be issued pursuant to the authorized award. For performance at and above 90%, the number of non-vested stock units issued is based on a graduated slope, with the maximum number of non-vested stock units issuable pursuant to the award capped at 125% of the base number of non-vested stock units set forth in the award agreement. The Company is required to estimate the attainment that will be achieved related to the defined performance goals and the number of non-vested stock units that will ultimately be awarded in order to recognize compensation expense over the vesting period. If the performance goal is met, the non-vested stock units vest 33.33% on each anniversary subsequent to the date of the award. Each non-vested stock unit, upon vesting, represents the right to receive one share of the Company’s common stock. If the performance goals are not met, no compensation cost will ultimately be recognized in that period and any previously recognized compensation cost will be reversed. For awards of non-vested performance stock units made in 2010, the performance goal was achieved within the range of the graduated slope and there was no material adjustment to compensation cost related to non-vested stock units granted to executives.

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company also awards senior-level and certain other employees non-vested stock units from the 2005 Plan that vest based on service. The majority of these non-vested stock units vest 33.33% on each anniversary subsequent to the date of the award. The remaining of these awards vest on the 3rd anniversary subsequent to the grant date in their entirety. Each non-vested stock unit, upon vesting, will represent the right to receive one share of the Company’s common stock. In addition, the Company awards non-vested stock units to all of its non-employee directors. These units vest monthly in 12 equal installments based on service and, upon vesting, each stock unit represents the right to receive one share of the Company’s common stock.

As of March 31, 2011, the number of non-vested stock units outstanding was 1,519,764 and there was $32.7 million of total unrecognized compensation cost related to non-vested stock units. The unrecognized cost is expected to be recognized over a weighted-average period of 2.25 years.

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

The estimated fair value of each award was $24.16 as of the date of grant. As of March 31, 2011, the number of restricted stock units granted pursuant to these awards was 175,667 and there was $0.6 million of total unrecognized compensation cost related to restricted stock unit awards. The unrecognized cost is expected to be recognized over 0.75 years.

8. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The Company accounts for goodwill in accordance with the authoritative guidance, which requires that goodwill and certain intangible assets are not amortized, but are subject to an annual impairment test. There was no impairment of goodwill as a result of the annual impairment tests completed during the fourth quarter of 2010. Excluding goodwill, the Company has no intangible assets deemed to have indefinite lives. See Note 4 for acquisitions and Note 10 for segment information.

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the change in goodwill allocated to the Company’s reportable segments during the three months ended March 31, 2011 (in thousands):

	Balance at January 1, 2011	Additions		Other(2)	Balance at March 31, 2011
Enterprise division	$733,720	$6,364		$—	$740,084
Online Services division	187,380	108,644		4,440	300,464

Consolidated	$921,100	$115,008	(1)	$4,440	$1,040,548

(1)	Amount primarily relates to acquisitions. See Note 4 for more information regarding the Company’s acquisitions.
(2)	Amount primarily includes foreign currency translation.

Intangible Assets

The Company has intangible assets with finite lives that are recorded at cost, less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally three to seven years, except for patents, which are amortized over the lesser of their remaining life or ten years. Intangible assets consist of the following (in thousands):

	March 31, 2011		December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Product related intangible assets	$339,500	$230,605	$332,878	$218,915
Other	208,844	118,818	178,395	114,214

Total	$548,344	$349,423	$511,273	$333,129

Amortization of product related intangible assets, which consists primarily of product related technologies and patents, was $12.7 million and $12.4 million for the three months ended March 31, 2011 and 2010, respectively, and is classified as a component of cost of net revenues on the accompanying condensed consolidated statements of income. Amortization of other intangible assets, which consist primarily of customer relationships, trade names and covenants not to compete was $3.5 and $4.2 million for the three months ended March 31, 2011 and 2010, respectively, and is classified as a component of operating expenses on the accompanying condensed consolidated statements of income. Estimated future amortization expense is as follows (in thousands):

Year ending December 31,
2011	$60,305
2012	45,129
2013	38,320
2014	31,644
2015	11,707

9. CREDIT FACILITY

Effective on August 9, 2005, the Company entered into a revolving credit facility (the “Credit Facility”) with a group of financial institutions (the “Lenders”). Effective September 27, 2006, the Company entered into an amendment and restatement of its Credit Facility (the “Amendment”). The Amendment decreased the overall range of interest rates the Company must pay on amounts outstanding on the Credit Facility and lowered the facility fee. In addition, the Amendment extended the term of the Credit Facility. The Credit Facility, as amended, allows the Company to increase the revolving credit commitment up to a maximum aggregate revolving credit commitment of $175.0 million. The Credit Facility, as amended, will expire on September 27, 2011 and it currently provides for a revolving line of credit in the aggregate amount of $100.0 million, subject to continued covenant compliance. A portion of the revolving line of credit (i) in the aggregate amount of $25.0 million may be available for issuances of letters of credit and (ii) in the aggregate amount of $15.0 million may be available for swing line loans. The Credit Facility, as amended, currently bears interest at the London Interbank Offered Rate (“LIBOR”) plus 0.32% and adjusts in the range of 0.32% to 0.80% above LIBOR based on the level of the Company’s total debt and its adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) as defined in the agreement. In addition, the Company is required to pay a quarterly facility fee ranging from 0.08% to 0.20% based on the aggregate amount available under the Credit Facility, as amended, and the level of the Company’s total debt and its adjusted EBITDA. Borrowings under the Credit Facility, as amended, are guaranteed by the Company and certain of the Company’s U.S. and

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

foreign subsidiaries, which guarantees are secured by a pledge of shares of certain foreign subsidiaries. During the three months ended March 31, 2011, no borrowings were made under the Credit Facility, as amended, and as of March 31, 2011, there were no amounts outstanding under the Credit Facility, as amended.

The Credit Facility, as amended, contains customary default provisions, and the Company must comply with various financial and non-financial covenants. The financial covenants consist of a minimum interest coverage ratio and a maximum consolidated leverage ratio. The primary non-financial covenants contain certain limits on the Company’s ability to pay dividends, conduct certain mergers or acquisitions, make certain investments and loans, incur future indebtedness or liens, alter the Company’s capital structure or sell stock or assets. As of March 31, 2011, the Company was in compliance with all covenants of the Credit Facility.

10. SEGMENT INFORMATION

The Company’s revenues are derived from sales of its Enterprise division products which include its Desktop Solutions, Datacenter and Cloud Solutions and related technical services and from sales of its Online Services division’s web collaboration, connectivity and remote support services. The Enterprise division and the Online Services division constitute the Company’s two reportable segments.

The Company does not engage in intercompany revenue transfers between segments. The Company’s chief operating decision maker (“CODM”) evaluates the Company’s performance based primarily on profitability from its Enterprise division products and Online Services division services. Segment profit for each segment includes certain research and development, sales, marketing, general and administrative expenses directly attributable to the segment as well as other corporate costs allocated to the segment and excludes certain expenses that are managed outside of the reportable segments. Costs excluded from segment profit primarily consist of certain restructuring charges, stock-based compensation costs, amortization of product related technology, amortization of other intangible assets, net interest and other income, net. Accounting policies of the Company’s segments are the same as its consolidated accounting policies.

Net revenues and segment profit, classified by the Company’s two reportable segments were as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Net revenues:
Enterprise division	$391,116	$329,322
Online Services division	99,772	84,950

Consolidated	$490,888	$414,272

Segment profit:
Enterprise division	$100,449	$75,458
Online Services division	14,550	18,559
Unallocated expenses (1):
Amortization of intangible assets	(16,208)	(16,515)
Restructuring	(24)	(500)
Net interest and other income	7,572	3,933
Stock-based compensation	(17,884)	(24,927)

Consolidated income before income taxes	$88,455	$56,008

(1)	Represents expenses presented to management on a consolidated basis only and not allocated to the operating segments.

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Revenues by Product Grouping

During the third quarter of 2010, the Company began reporting technical services revenue included in the Company’s Enterprise division, which is comprised primarily of consulting and education services separately from the Desktop Solutions and Datacenter and Cloud Solutions product revenue groupings included in the Company’s Enterprise division, as indicated in the table below. In addition, previously reported results have been restated to conform to the 2011 presentation.

Revenues by product grouping for the Company’s Enterprise division and Online Services division were as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Net revenues:
Enterprise division
Desktop Solutions revenues (1)	$289,116	$255,910
Datacenter and Cloud Solutions revenues (2)	77,667	58,205
Enterprise technical services (3)	19,478	10,606
Other	4,855	4,601

Total Enterprise division revenues	391,116	329,322
Online Services division revenues	99,772	84,950

Total net revenue	$490,888	$414,272

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

(3)	Technical services revenues are primarily comprised of revenues from consulting and education services.

Revenues by Geographic Location

The following table presents revenues by segment and geographic location, for the following periods (in thousands):

	Three Months Ended March 31,
	2011	2010
Net revenues:
Enterprise division
Americas	$217,472	$177,732
EMEA	133,373	119,355
Asia-Pacific	40,271	32,235

Total Enterprise division revenues	391,116	329,322
Online Services division
Americas	88,290	78,191
EMEA	9,287	5,297
Asia-Pacific	2,195	1,462

Total Online Services division revenues	99,772	84,950

Total net revenue	$490,888	$414,272

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Identifiable assets classified by the Company’s reportable segments are shown below. Long-lived assets consist of property and equipment, net, and are shown below.

	March 31, 2011	December 31, 2010
	(In thousands)
Identifiable assets:
Enterprise division	$3,274,212	$3,386,392
Online Services division	478,353	317,208

Total identifiable assets	$3,752,565	$3,703,600

The increase in identifiable assets in the Online Services segment is primarily due to an increase in goodwill and intangibles associated with the Netviewer Acquisition. See Note 4 for additional information regarding the Company’s acquisitions.

11. RESTRUCTURING

During the first quarter of 2009, the Company announced a restructuring program and reduced its headcount by approximately 450 full-time positions. The restructuring program was completed in 2009. Total costs incurred to date were $27.5 million, of which $26.3 million was related to the Company’s Enterprise division and $1.2 million was related to its Online Services division.

Restructuring charges related to the reduction of the Company’s headcount and non-cancelable lease costs related to the consolidation and exiting of excess facilities were not material for the three months ended March 31, 2011 and $0.5 million during the three months ended March 31, 2010. All charges for the periods presented are attributable to the Company’s Enterprise division.

Restructuring accruals

As of March 31, 2011, the $0.9 million in outstanding restructuring liability relates to non-cancelable lease costs related to the consolidation of excess facilities that the Company expects to pay over the lives of the related obligations through fiscal 2012, all of which were related to the Company’s Enterprise division.

The activity in the Company’s restructuring accruals for the three months ended March 31, 2011 is summarized as follows (in thousands):

Total
Balance at January 1, 2011	$1,275
Employee severance and related costs	24
Adjustments to non-cancelable lease costs and other charges	—
Payments	(403)
Reversal of previous charges	—

Balance at March 31, 2011	$896

12. DERIVATIVE FINANCIAL INSTRUMENTS

Cash Flow Hedges

As of March 31, 2011, the Company’s derivative assets and liabilities resulted from cash flow hedges related to its forecasted operating expenses transacted in local currencies. A substantial portion of the Company’s overseas expenses are and will continue to be transacted in local currencies. To protect against fluctuations in operating expenses and the volatility of future cash flows caused by changes in currency exchange rates, the Company has established a program that uses foreign exchange forward contracts to hedge its exposure to these potential changes. The terms of these instruments, and the hedged transactions to which they relate, generally do not exceed 12 months and the maximum term is 18 months.

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

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The total cumulative unrealized gain on cash flow derivative instruments was $8.9 million and $6.1 million at March 31, 2011 and December 31, 2010, respectively, and is included in accumulated other comprehensive income in the accompanying condensed consolidated balance sheets. The net unrealized gain as of March 31, 2011 is expected to be recognized in income over the next twelve months at the same time the hedged items are recognized in income.

As of March 31, 2011, the Company had the following net notional foreign currency forward contracts outstanding (in thousands):

Foreign Currency	Currency Denomination
Australian dollars	AUD 10,321
British pounds sterling	GBP 20,128
Canadian dollars	CAD 4,319
Chinese renminbi	CNY 33,777
Euro	EUR 34,164
Hong Kong dollars	HKD 52,583
Indian rupees	INR 509,091
Japanese yen	JPY 890,036
Singapore dollars	SGD 5,133
Swiss francs	CHF 19,939

Derivatives not Designated as Hedges

The Company utilizes certain derivative instruments that either do not qualify or are not designated for hedge accounting treatment under the authoritative guidance. Accordingly, changes in the fair value of these contracts are recorded in other income, net.

A substantial portion of the Company’s overseas assets and liabilities are and will continue to be denominated in local currencies. To protect against fluctuations in earnings caused by changes in currency exchange rates when remeasuring the Company’s balance sheet, it utilizes foreign exchange forward contracts to hedge its exposure to this potential volatility. There were no outstanding assets or liabilities related to derivatives not designated as hedges as of March 31, 2011 and December 31, 2010.

Fair Values of Derivative Instruments

	Asset Derivatives				Liability Derivatives
(In thousands)
	March 31, 2011		December 31, 2010		March 31, 2011		December 31, 2010
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid and other current assets	$13,554	Prepaid and other current assets	$13,192	Accrued expenses and other current liabilities	$4,040	Accrued expenses and other current liabilities	$6,745

The Effect of Derivative Instruments on Financial Performance

	For the Three Months ended March 31,
	(In thousands)
Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Effective Portion)		Location of Loss Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated Other Comprehensive Income (Effective Portion)
	2011	2010		2011	2010
Foreign currency forward contracts	$2,837	$(6,471)	Operating expenses	$(620)	$(3,522)

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

There was no material ineffectiveness in the Company’s foreign currency hedging program in the periods presented.

	For the Three Months ended March 31,
	(In thousands)
Derivatives Not Designated as Hedging Instruments	Location of Income (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Income Recognized in Income on Derivatives
		2011	2010
Foreign currency forward contracts	Other income, net	$866	$(94)

13. COMPREHENSIVE INCOME

The components of comprehensive income, net of tax, are as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Net income attributable to Citrix Systems, Inc.	$73,503	$47,349
Other comprehensive income:
Change in unrealized gain on available-for-sale securities	641	2,716
Net change due to derivative instruments	2,837	(6,471)
Foreign currency translation adjustments	5,433	140

Comprehensive income	82,414	43,734
Less: Comprehensive income attributable to non-controlling interest	156	—

Comprehensive income attributable to Citrix Systems, Inc.	$82,258	$43,734

The components of accumulated other comprehensive income, net of tax, are as follows (in thousands):

	March 31, 2011	December 31, 2010
Unrealized gain on available-for-sale securities	$1,273	$632
Unrealized gain on derivative instruments	8,920	6,083
Cumulative foreign currency translation adjustments	4,547	(886)
Other comprehensive loss on pension liability	(3,806)	(3,806)

Accumulated other comprehensive income	$10,934	$2,023

14. INCOME TAXES

The Company’s net unrecognized tax benefits totaled approximately $65.1 million and $63.9 million as of March 31, 2011 and December 31, 2010, respectively. There was $1.3 million included in the balance at March 31, 2011 for tax positions which would affect the annual effective tax rate. During the quarter ended March 31, 2011, the Company recognized $0.1 million of expense related to interest, which is included in income tax expense. The Company has approximately $1.4 million for the payment of interest and penalties accrued at March 31, 2011.

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

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Company is required to estimate its income taxes in each of the jurisdictions in which it operates as part of the process of preparing its condensed consolidated financial statements. At March 31, 2011, the Company had approximately $120.7 million in deferred tax assets. The authoritative guidance requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company reviews deferred tax assets periodically for recoverability and makes estimates and judgments regarding the expected geographic sources of taxable income and gains from investments, as well as tax planning strategies in assessing the need for a valuation allowance.

The Company maintains certain operational and administrative processes in overseas subsidiaries and its foreign earnings are taxed at lower foreign tax rates. The Company does not expect to remit earnings from its foreign subsidiaries. The increase in the effective tax rate when comparing the three months ended March 31, 2011 to the three months ended March 31, 2010 was primarily due to a reduction in tax benefits from disqualifying dispositions of incentive stock options. The Company’s effective tax rate was approximately 17.1% for the three months ended March 31, 2011 and 15.5% for the three months ended March 31, 2010.

15. TREASURY STOCK

Stock Repurchase Programs

The Company’s Board of Directors authorized an ongoing stock repurchase program with a total repurchase authority granted to the Company of $3.0 billion, of which $500.0 million was approved in April 2011. The Company may use the approved dollar authority to repurchase stock at any time until the approved amount is exhausted. The objective of the Company’s stock repurchase program is to improve stockholders’ returns. At March 31, 2011, approximately $11.5 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. A portion of the funds used to repurchase stock over the course of the program was provided by proceeds from employee stock option exercises and the related tax benefit.

The Company is authorized to make open market purchases of its common stock using general corporate funds. Additionally, from time to time, the Company may enter into structured stock repurchase arrangements with large financial institutions using general corporate funds in order to lower the average cost to acquire shares. These programs include terms that require the Company to make up-front payments to the counterparty financial institution and result in the receipt of stock during or at the end of the term of the agreement or the receipt of either stock or cash at the maturity of the agreement, depending on market conditions.

During the three months ended March 31, 2011, the Company expended approximately $100.0 million on open market purchases, repurchasing 1,452,100 shares of outstanding common stock at an average price of $68.83. As of March 31, 2011, the Company did not have any prepaid notional amounts under structured stock repurchase programs and it did not make any up-front payments to financial institutions related to structured stock repurchase agreements.

During the three months ended March 31, 2010, the Company expended approximately $100.0 million on open market purchases, repurchasing 2,288,600 shares of outstanding common stock at an average price of $43.69.

CITRIX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Shares for Tax Withholding

During the three months ended March 31, 2011, the Company withheld 124,595 shares from stock units that vested totaling $8.8 million to satisfy tax withholding obligations that arose on the vesting of stock units. These shares are reflected as treasury stock in the Company’s condensed consolidated balance sheets and the related cash outlays reduce the Company’s total stock repurchase authority.

During the three months ended March 31, 2010, the Company withheld 60,475 shares from stock units that vested totaling $2.7 million to satisfy tax withholding obligations that arose on the vesting of stock units. These shares are reflected as treasury stock in the Company’s condensed consolidated balance sheets and the related cash outlays reduce the Company’s total stock repurchase authority.

16. COMMITMENTS AND CONTINGENCIES

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

The Company has operating lease obligations through 2018 related to two properties that are not utilized. At March 31, 2011, the total remaining obligation on these leases was approximately $6.3 million, of which $2.8 million was accrued as of March 31, 2011, and is reflected in accrued expenses and other current liabilities and other liabilities in the accompanying condensed consolidated balance sheets. In calculating these accruals, the Company made estimates, based on market information, including the estimated vacancy periods and sublease rates and opportunities. The Company periodically re-evaluates its estimates related to these vacant facilities.

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

Our operating results and financial condition have varied in the past and could in the future vary significantly depending on a number of factors. From time to time, information provided by us or statements made by our employees contain “forward-looking” information that involves risks and uncertainties. In particular, statements contained in this Quarterly Report on Form 10-Q, and in the documents incorporated by reference into this Quarterly Report on Form 10-Q, that are not historical facts, including, but not limited to, statements concerning new products, development and offerings of products and services, including our Desktop Solutions, Online Services and Datacenter and Cloud Solutions, market positioning, Network, Product Licenses, License Updates, Technical Services, financial information and results of operations for future periods, product and price competition, competition and strategy, employees, suppliers, contract manufacturers, product price and inventory, government regulation (including the FCC), seasonal factors, natural disasters, stock-based compensation, licensing and subscription renewal programs, computer system enhancements, international operations and expansion, obsolete materials charges, valuations of investments and derivative instruments, technology relationships, open source software, reinvestment or repatriation of foreign earnings, fluctuations in foreign exchange rates, contractual obligations, our Credit Facility, tax rates and deductions, tax liabilities and benefits, transfer pricing, the finalization of our tax settlement and written agreement with the IRS, the Netviewer acquisition, the FASB’s authoritative guidance, leasing activities and obligations, stock repurchases, investment transactions (including our investment in bonds issued by AIG Matched Funding Corporation (the “AIG Capped Floater”), changes in domestic and foreign economic conditions and credit markets, restructuring activities (including our 2009 Strategic Restructuring Program), delays or reductions in technology purchases, acquired in-process technology, liquidity, litigation matters, intellectual property matters, distribution channels, stock price, payment of dividends, price protection rights, proprietary technology, security measures, third party licenses, and potential debt or equity financings constitute forward-looking statements and are made under the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are neither promises nor guarantees. Our actual results of operations and financial condition have varied and could in the future vary materially from those stated in any forward-looking statements. The factors described in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2010, as updated in Part II, Item 1A in this Quarterly Report on Form 10-Q, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q, in the documents incorporated by reference into this Quarterly Report on Form 10-Q or presented elsewhere by our management from time to time. Such factors, among others, could have a material adverse effect upon our business, results of operations and financial condition. We caution readers not to place undue reliance on any forward-looking statements, which only speak as of the date made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.

Executive Summary

Overview

Management’s discussion and analysis of financial condition and results of operations is intended to help the reader understand our financial condition and results of operations. This section is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for the three months ended March 31, 2011. The results of operations for the periods presented in this report are not necessarily indicative of the results expected for the full year or for any future period, due in part to the seasonality of our business. Historically, our revenue for the fourth quarter of any year is typically higher than our revenue for the first quarter of the subsequent year.

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

Our solutions can fundamentally change an information technology organization’s approach and strategic value, transforming IT into an on-demand service by centralizing the delivery of applications and desktops, and by providing and enabling software-as-a-service. Further, this approach to IT transforms data centers, making them far more flexible to adapt to the changing needs of an enterprise.

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

We saw uncertainties surrounding IT spending, particularly in the European markets in 2010. This trend has continued in 2011 as we still see uneven demand in many European countries, especially in the public sector. This overall economic uncertainty may adversely affect sales of our products and services and may result in longer sales cycles, slower adoption of technologies and increased price competition, particularly in Europe.

In today’s business environment, however, there is a sharp focus on IT products and services that can reduce cost and deliver a quick, tangible return on investment, or ROI. With our customers focused on economic value in technology solutions, we intend to continue highlighting our solutions’ abilities to reduce IT costs, increase business flexibility and deliver ROI with a simpler more flexible approach to computing.

Our Desktop Solutions are built to transform and reduce the cost of traditional desktop management by virtualizing the desktop, with our XenDesktop product, and virtualizing applications, with our XenApp product, in a customer’s datacenter. We are moving the delivery of desktops and related applications to an on-demand service as opposed to the delivery of a device. We continue to see growing customer interest in XenDesktop and, in addition, by making the XenDesktop trade-up program a standard program, we are maximizing our XenApp install base and driving continued XenDesktop adoption.

Our Datacenter and Cloud Solutions, which include our application networking products and our server virtualization products, can alter the traditional economies of the datacenter by providing much greater levels of flexibility of computing resources, especially with respect to servers, by improving application performance and thereby reducing the amount of processing power involved, and allowing easy reconfiguration of servers by allowing storage and network infrastructure to be added in virtually rather than physically. Our application networking products are also enhancing our differentiation and driving customer interest around desktop virtualization, as enterprises are finding good leverage in deploying these technologies together.

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

We expect to continue to make strategic investments in research and development of existing and new products, and to invest in research and development of advanced and innovative technologies for future application, including increasing research and development capacity and headcount. We believe that delivering innovative and high-value solutions through our Enterprise division’s products and our Online Services division’s services is the key to meeting customer and partner needs and achieving our future growth. We also intend to continue making significant investments to expand our brand awareness in virtualization, networking and cloud computing spaces. We also plan to increase sales, consulting and technical services capacity and headcount to support larger strategic customer engagements and more focus on SI partnerships as well as investing in new channel programs that allow our partners to upgrade their capabilities in desktop virtualization, which we currently believe is our largest area of opportunity.

Summary of Results

For the three months ended March 31, 2011 compared to the three months ended March 31, 2010, a summary of our results is as follows:

•	Product license revenue increased 22.5% to $150.3 million;

•	License updates revenue increased 9.2% to $177.9 million;

•	Online services revenue increased 17.4% to $99.8 million;

•	Technical services revenue increased 44.2% to $63.0 million;

•	Operating income increased to $80.9 million; and

•	Diluted earnings per share increased to $0.38.

The increase in our Product license revenue was driven by increased sales of our Desktop Solutions products, led by XenDesktop, and our Datacenter and Cloud Solutions products, led by NetScaler. We currently expect our Product license revenue to increase when comparing the second quarter of 2011 to the first quarter of 2011. The increase in License updates revenue was primarily driven by an increase in new Subscription Advantage license sales, led by increased XenDesktop product sales. Our Online services revenue increased due to increased sales of our web collaboration services, including early results from our acquisition of Netviewer. Technical services revenue increased due to increases in support revenues of $10.4 million driven by increased sales of our support related to our Datacenter and Cloud Solutions and an increase in sales of consulting services related to our Enterprise division’s products. We currently expect that total revenue will increase when comparing the second quarter of 2011 to the first quarter of 2011, as well as when comparing the 2011 fiscal year to the 2010 fiscal year. The increase in operating income is primarily due to an increase in gross margin attributable to an increase in total revenues due to the factors discussed above.

2011 Acquisitions

Netviewer AG

In February 2011, we acquired all of the issued and outstanding securities of Netviewer AG, or the Netviewer Acquisition or Netviewer, a privately held European software-as-a-service, or SaaS vendor in collaboration and IT services. Netviewer became part of our Online Services division and the acquisition will enable the extension of our SaaS business in Europe. The total preliminary consideration for this transaction was approximately $107.5 million, net of $6.3 million of cash acquired, and was payable in cash. Transaction costs associated with the acquisition were approximately $2.4 million, of which we expensed $0.4 million during the first quarter of 2011 and is included in general and administrative expense our condensed consolidated statement of income. In addition, in connection with the acquisition, we converted and assumed approximately 99,100 non-vested stock units for which the vesting period reset fully upon the closing of the transaction.

Revenues from Netviewer are included in our Online Services division’s revenue. We have included the effect of the Netviewer Acquisition in our results of operations prospectively from the date of the acquisition, which effect was not material to our consolidated results. Accordingly, pro forma financial disclosures have not been presented.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date.

	Fair Value (in thousands)	Weighted Average Asset Life
Current assets	$12,347
Other assets	330
Property and equipment	3,218	Various
Intangible assets	28,806	4-7 years
Goodwill	108,644	Indefinite

Assets acquired	153,345
Current liabilities assumed	(18,952)
Long-term liabilities assumed	(11,949)
Deferred tax liabilities, non-current	(8,606)

Net assets acquired, including direct transaction costs	$113,838

Current assets acquired in connection with the Netviewer Acquisition consisted primarily of cash and accounts receivable. Current liabilities acquired in the acquisition of Netviewer consisted primarily of deferred revenues, short-term payables, other accrued expenses and long-term liabilities consisted of long term debt which was paid in full subsequent to the acquisition date in the first quarter of 2011. Approximately $108.6 million of goodwill related to the Netviewer Acquisition was assigned to our Online Services division and is not deductible for tax purposes. See Note 10 to our condensed consolidated financial statements for segment information. The amount of goodwill is comprised primarily of expected synergies from combining operations and other intangible assets that do not qualify for separate recognition.

Identifiable intangible assets purchased in the Netviewer Acquisition, in thousands, and their weighted average lives are as follows:

	Fair Value (in thousands)	Weighted Average Life
Trade names	541	4.0 years
Customer relationships	25,019	7.0 years
Core and product technologies	3,246	4.0 years

Total	$28,806

We continue to evaluate certain tax assets and liabilities related to the Netviewer Acquisition. Additional information, which existed as of the acquisition date but was at that time unknown us, may become known to us during the remainder of the measurement period, a period not to exceed 12 months from the acquisition date. Changes to amounts recorded as assets or liabilities may result in a corresponding adjustment to goodwill.

Other Acquisition

During the first quarter of 2011, we acquired certain assets of a wholly-owned subsidiary of a privately-held company for a total cash consideration of approximately $10.5 million. We accounted for this acquisition as a business combination in accordance with the authoritative guidance and it became part of our Enterprise division expanding our solutions portfolio for service providers and developing unique integrations with our cloud application delivery solutions. We recorded approximately $5.9 million of goodwill, which is not deductible for tax purposes, and acquired $4.7 million of identifiable intangible assets, of which $3.0 million is related to product related intangible assets with a useful life of 5.0 years and $1.7 million is related to other intangible assets with a weighted-average useful life of 7.3 years. In addition, we assumed liabilities of approximately $0.1 million in conjunction with the acquisitions. We have included the effect of this transaction in our results of operations prospectively from the date of the acquisition, which effect was not material to our consolidated results.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. We base these estimates on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances, and these estimates form the basis for our judgments concerning the carrying values of assets and liabilities that are not readily apparent from other sources. We periodically evaluate these estimates and judgments based on available information and experience. Actual results could differ from our estimates under different assumptions and conditions. If actual results significantly differ from our estimates, our financial condition and results of operations could be materially impacted. For more information regarding our critical accounting policies and estimates please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” contained in our Annual Report on Form 10-K for the year ended December 31, 2010, or the Annual Report, and Note 2 to our condensed consolidated financial statements. There have been no material changes to the critical accounting policies disclosed in the Annual Report except as described below.

Revenue Recognition

We recognize revenue when it is earned and when all of the following criteria are met: persuasive evidence of the arrangement exists; delivery has occurred or the service has been provided and we have no remaining obligations; the fee is fixed or determinable; and collectability is probable. We define these four criteria as follows:

•

Persuasive evidence of the arrangement exists. We recognize revenue on packaged products and appliances upon shipment to distributors and resellers. For packaged product and appliance sales, it is our customary practice to require a purchase order from distributors and resellers who have previously negotiated a master packaged product distribution or resale agreement. For electronic and paper license arrangements, we typically require a purchase order from the distributor, reseller or end-user (depending on the arrangement) and an executed product license agreement from the end-user. For technical support, product training and consulting services, we require a purchase order and an executed agreement. For online services, we require the customer or the reseller to electronically accept the terms of an online services agreement or execute a contract.

•

Delivery has occurred and we have no remaining obligations. For product license and hardware appliance sales, our standard delivery method is free-on-board shipping point. Consequently, it considers delivery of packaged products and appliances to have occurred when the products are shipped pursuant to an agreement and purchase order. We consider delivery of licenses under electronic licensing agreements to have occurred when the related products are shipped and the end-user has been electronically provided the software activation keys that allow the end-user to take immediate possession of the product. For online services, delivery occurs upon providing the users with their login id and password. For product training and consulting services, we fulfill our obligation when the services are performed. For license updates, technical support and online services, we assume that our obligation is satisfied ratably over the respective terms of the agreements, which are typically 12 to 24 months.

•

The fee is fixed or determinable. In the normal course of business, we do not provide customers the right to a refund of any portion of their license fees or extended payment terms. The fees are considered fixed and determinable upon establishment of an arrangement that contains the final terms of the sale including description, quantity and price of each products or service purchased. For online services, the fee is considered fixed or determinable if it is not subject to refund or adjustment.

•

Collectability is probable. We determine collectability on a customer-by-customer basis and generally do not require collateral. We typically sell product licenses and license updates to distributors or resellers for whom there are histories of successful collection. New customers are typically subject to a credit review process that evaluates their financial position and ultimately their ability to pay. Customers are also subject to an ongoing credit review process. If we determine from the outset of an arrangement that collectability is not probable, revenue recognition is deferred until customer payment is received and the other parameters of revenue recognition described above have been achieved. Management’s judgment is required in assessing the probability of collection, which is generally based on an evaluation of customer specific information, historical experience and economic market conditions.

The majority of our product license revenue consists of revenue from the sale of stand-alone software products. Stand-alone software sales generally include a perpetual license to our software and is subject to the industry specific software revenue recognition guidance. In accordance with this guidance we allocate revenue to license updates related to our stand-alone software and any other undelivered elements of the arrangement based on vendor specific objective evidence, or VSOE, of fair value of each element and such amounts are deferred until the applicable delivery criteria and other revenue recognition criteria described above have been met. The balance of the revenues, net of any discounts inherent in the arrangement, is recognized at the outset of the arrangement using the residual method as the product licenses are delivered. If management cannot objectively determine the fair value of each undelivered element based on VSOE of fair value, revenue recognition is deferred until all elements are delivered, all services have been performed, or until fair value can be objectively determined.

Our hardware appliances contain software components that are essential to the overall functionality of the products. For hardware appliance transactions entered into prior to January 1, 2011, revenue for arrangements with multiple elements, such as sales of products that included services, was allocated to each element using the residual method based on the VSOE of the fair value of the undelivered items pursuant to authoritative guidance. Under the residual method, the amount of revenue allocated to delivered elements equals the total arrangement consideration less the aggregate fair value of any undelivered elements. If VSOE of one or more undelivered items does not exist, revenue from the entire arrangement is deferred and recognized at the earlier of: (i) delivery of those elements or (ii) when fair value can be established unless maintenance is the only undelivered element, in which case, the entire arrangement fee is recognized ratably over the contractual support period.

In October 2009, the Financial Accounting Standards Board, or the FASB, amended the accounting standards for revenue recognition to remove tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of industry-specific software revenue recognition guidance. In October 2009, the FASB also amended the accounting standards for multiple deliverable revenue arrangements to:

(i)	provide updated guidance on how the deliverables in a multiple deliverable arrangement should be separated, and how the consideration should be allocated;

(ii)	require an entity to allocate revenue in an arrangement using estimated selling prices, or ESP, of deliverables if a vendor does not have VSOE of selling price or third-party evidence of selling price, or TPE; and

(iii)	eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.

Effective January 1, 2011, we adopted these standards on a prospective basis for new and materially modified arrangements originating after December 31, 2010. The adoption of these standards did not have a material impact on our financial position and results of operations for the three months ended March 31, 2011. We do not expect the adoption of these standards to have a material impact on our financial position and results of operations in the future. However, we expect that this amended accounting guidance will facilitate our efforts to optimize our offerings due to better alignment between the economics of an arrangement and the accounting. This may lead us to engage in new go-to-market practices in the future. In particular, we expect that the amended accounting standards will enable us to better integrate products and services without VSOE into existing offerings and solutions. As our go-to-market strategies evolve, we may modify our pricing practices in the future, which could result in changes in selling prices, including both VSOE and ESP.

For new and materially modified hardware appliance transactions subsequent to the adoption of the amended revenue recognition standards that are multiple-element arrangements, the arrangement consideration is allocated to stand-alone software deliverables as a group and the non-software deliverables based on the relative selling prices of using the selling price hierarchy in the amended revenue recognition guidance. The selling price hierarchy for a deliverable is based on its VSOE if available, third-party evidence if VSOE is not available, or estimated selling price if neither VSOE nor TPE is available. We then recognize revenue on each deliverable in accordance with our policies for product and service revenue recognition. VSOE of selling price is based on the price charged when the element is sold separately. In determining VSOE, we require that a substantial majority of the selling prices fall within a reasonable range based on historical discounting trends for specific products and services. TPE of selling price is established by evaluating competitor products or services in stand-alone sales to similarly situated customers. However, as our products contain a significant element of proprietary technology and our solutions offer substantially different features and functionality, the comparable pricing of products with similar functionality typically cannot be obtained. Additionally, as we are unable to reliably determine what competitors products' selling prices are on a stand-alone basis, we are not typically able to determine TPE. The estimate of selling price is established considering multiple factors including, but not limited to pricing practices in different geographies and through different sales channels and competitor pricing strategies.

For our non-software deliverables we allocate the arrangement consideration based on the relative selling price of the deliverables. For our hardware appliances we use ESP as our selling price. For our support and services, we generally use VSOE as our selling price. When we are unable to establish selling price using VSOE for our support and services, we use ESP in our allocation of arrangement consideration.

Online services are sold separately. Our online services are purchased by large enterprises, small and medium-sized businesses, as well as individuals, and are centrally hosted within our datacenters. Our online services are considered service arrangements per the authoritative guidance, accordingly, fees related to online service agreements are recognized ratably over the contract term. In addition, Online Services revenues may also include set-up fees, which are recognized ratably over the contract term or the expected customer life, whichever is longer. Generally, our online services are sold separately and not bundled with the Enterprise division’s products and services.

Results of Operations

The following table sets forth our condensed consolidated statements of income data and presentation of that data as a percentage of change from period-to-period (in thousands).

	Three Months Ended March 31,		Three Months Ended March 31, 2011 vs. March 31, 2010
	2011	2010
Revenues:
Product licenses	$150,260	$122,706	22.5%
License updates	177,876	162,955	9.2
Online services	99,772	84,950	17.4
Technical services	62,980	43,661	44.2

Total net revenues	490,888	414,272	18.5

Cost of net revenues:
Cost of product license revenues	14,041	12,651	11.0
Cost of services revenues	30,666	23,690	29.4
Amortization of product related intangible assets	12,699	12,358	2.8

Total cost of net revenues	57,406	48,699	17.9

Gross margin	433,482	365,573	18.6

Operating expenses:
Research and development	82,718	77,702	6.5
Sales, marketing and services	194,243	170,520	13.9
General and administrative	72,105	60,619	18.9
Amortization of other intangible assets	3,509	4,157	(15.6)
Restructuring	24	500	*

Total operating expenses	352,599	313,498	12.5

Income from operations	80,883	52,075	55.3
Interest income	3,939	3,556	10.8
Other income, net	3,633	377	*

Income before income taxes	88,455	56,008	57.9
Income taxes	15,108	8,659	74.5

Consolidated net income	73,347	47,349	54.9
Less: Net loss attributable to non-controlling interest	156	—	*

Net income attributable to Citrix Systems, Inc.	$73,503	$47,349	55.2

*	not meaningful

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

	Three Months Ended March 31,		Three Months Ended March 31, 2011 vs. March 31, 2010
	2011	2010
		(In thousands)
Product licenses	$150,260	$122,706	$27,554
License updates	177,876	162,955	14,921
Online services	99,772	84,950	14,822
Technical services	62,980	43,661	19,319

Total net revenues	$490,888	$414,272	$76,616

Product Licenses

Product licenses revenue increased for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 primarily due to increased sales of our Desktop Solutions, led by XenDesktop of $17.1 million and due to increased sales of our Datacenter and Cloud Solutions, led by NetScaler of $10.1 million. The increase in Product license revenue was primarily due to the factors discussed in the Executive Summary above. We currently expect Product license sales to increase when comparing the second quarter of 2011 to the second quarter of 2010 due to the increased interest we are seeing in our Desktop Solutions products as well as the other factors discussed in the Executive Summary above.

License Updates

License updates revenue increased for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 primarily due to an increase in new Subscription Advantage sales, resulting from increased XenDesktop product sales. We currently anticipate that License updates revenue will increase when comparing the second quarter of 2011 to the second quarter of 2010.

Online Services

Online services revenue increased for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 primarily due to increased sales of our web collaboration products. We currently expect our Online services revenue to increase when comparing the second quarter of 2011 to the second quarter of 2010.

Technical Services

Technical services revenue increased for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 primarily due to increases in support revenues of $10.4 million driven by increased sales of our Datacenter and Cloud Solutions, primarily NetScaler, and an increase in consulting revenues of $6.2 million related to increased implementation sales of our Enterprise division’s products. We currently expect Technical services revenues to increase when comparing the second quarter of 2011 to the second quarter of 2010 consistent with the expected increase in Product license revenue described above.

Deferred Revenues

Deferred revenues are primarily comprised of License updates revenue from Subscription Advantage, Technical services revenues related to our support services and consulting contracts and Online services revenues from annual service agreements for our Online Services. Deferred revenues increased approximately $9.8 million as of March 31, 2011 compared to December 31, 2010 primarily due to our acquisition of Netviewer. We currently expect deferred revenues to continue to increase for the remainder of 2011.

International Net Revenues

International net revenues (sales outside the United States) accounted for approximately 42.4% of our net revenues for the three months ended March 31, 2011 and 42.9% of our net revenues for the three months ended March 31, 2010. See Note 10 to our condensed consolidated financial statements for detailed information on net revenues by geography.

Segment Revenues

Our revenues are derived from sales of Enterprise division products which include our Desktop Solutions, Datacenter and Cloud Solutions products and related technical services and from our Online Services division’s web collaboration, connectivity and remote support services. The Enterprise division and the Online Services division constitute our two reportable segments.

An analysis of our reportable segment net revenue is presented below (in thousands):

	Three Months Ended March 31,		Increase for the Three Months Ended March 31, 2011 vs. March 31, 2010
	2011	2010
	(In thousands)
Enterprise division	$391,116	$329,322	18.8%
Online Services division	99,772	84,950	17.4

Net revenues	$490,888	$414,272	18.5

With respect to our segment revenues, the increase in net revenues for the comparative periods presented was due primarily to the factors previously discussed above. See Note 10 of our condensed consolidated financial statements for additional information on our segment revenues.

Cost of Net Revenues

	Three Months Ended March 31,		Three Months Ended March 31, 2011 vs. March 31, 2010
	2011	2010
	(In thousands)
Cost of product license revenues	$14,041	$12,651	$1,390
Cost of services revenues	30,666	23,690	6,976
Amortization of product related intangible assets	12,699	12,358	341

Total cost of net revenues	$57,406	$48,699	$8,707

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

Cost of product license revenues increased for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 primarily due to increased revenue of our Datacenter and Cloud products, many of which contain hardware components that have a higher cost than our other software products. We currently anticipate cost of product license revenues will increase when comparing the second quarter of 2011 to the second quarter of 2010 consistent with the anticipated increase in Product License sales.

Cost of services revenues increased $4.1 million for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 consistent with the increase in revenue of technical services related to our Enterprise products and increased $2.8 million primarily due to an increase in sales of our web collaboration products as described above. We currently anticipate cost of services revenues will increase when comparing the second quarter of 2011 to the second quarter of 2010 consistent with the expected increase in Online services and Technical services revenues as discussed above.

Gross Margin

Gross margin as a percent of revenue was 88.3% for the three months ended March 31, 2011 and 88.2% for the three months ended March 31, 2010.

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

Research and Development Expenses

	Three Months Ended March 31,		Three Months Ended March 31, 2011 vs. March 31, 2010
	2011	2010
	(In thousands)
Research and development	$82,718	$77,702	$5,016

Research and development expenses consisted primarily of personnel related costs and facility and equipment costs directly related to our research and development activities. We expensed substantially all development costs included in the research and development of our products.

Research and development expenses increased during the three months ended March 31, 2011 compared to the three months ended March 31, 2010 primarily due to a $10.1 million increase in compensation and other employee related costs. Also contributing to the increase in research and development expenses was a $3.5 million increase in facilities and related depreciation. These increases primarily relate to the strategic hiring of headcount in research and development as discussed above in our Executive Summary. Partially offsetting the increases in research and development costs when comparing the three months ended March 31, 2011 to the three months ended March 31, 2010 is an $8.2 million decrease in stock-based compensation expense due to stock-based awards related to certain acquisitions becoming fully vested. We expect research and development expense to increase when comparing the second quarter of 2011 to the first quarter of 2011 due to our acquisition of Netviewer and as we continue to develop existing and new products as well as invest in research and development of advanced technologies for future application.

Sales, Marketing and Services Expenses

	Three Months Ended March 31,		Three Months Ended March 31, 2011 vs. March 31, 2010
	2011	2010
	(In thousands)
Sales, marketing and services	$194,243	$170,520	$23,723

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

Sales, marketing and services expenses increased during the three months ended March 31, 2011 compared to the three months ended March 31, 2010 primarily due to a $17.4 million increase in compensation including variable compensation and employee related costs due to additional headcount in our sales force and technical services group, as well as from our acquisition of Netviewer. Also contributing to the increase in sales, marketing and services expense was a $4.5 million increase in marketing program costs related to various marketing campaigns and events. We expect sales, marketing and services expenses to increase when comparing the second quarter of 2011 to the first quarter of 2011 due to our acquisition of Netviewer and as we continue to promote brand awareness and other marketing initiatives as well as increase our sales and technical services capacity.

General and Administrative Expenses

	Three Months Ended March 31,		Three Months Ended March 31, 2011 vs. March 31, 2010
	2011	2010
	(In thousands)
General and administrative	$72,105	$60,619	$11,486

General and administrative expenses consisted primarily of personnel related costs and expenses related to outside consultants assisting with information systems, as well as accounting and legal fees.

General and administrative expenses increased during the three months ended March 31, 2011 compared to the three months ended March 31, 2010 primarily due to an increase in compensation and employee related costs due to additional headcount, primarily in IT as well as from our acquisition of Netviewer. We currently anticipate that general and administrative expenses will increase when comparing the second quarter of 2011 to the first quarter of 2011 due primarily to the acquisition of Netviewer and costs to support the growth in the business.

Other Income, Net

	Three Months Ended March 31,		Three Months Ended March 31, 2011 vs. March 31, 2010
	2011	2010
	(In thousands)
Other income, net	$3,633	$377	$3,256

Other income, net is primarily comprised of remeasurement of foreign currency transaction gains (losses) and realized gains (losses) related to changes in the fair value of our investments that have a decline in fair value that is considered other-than-temporary, if any, recognized gains (losses) related to available-for-sale investments and interest expense which was not material for all periods presented. The increase in other income during the three months ended March 31, 2011 compared to the three months ended March 31, 2010 is primarily due to an increase in gains related to remeasurement of our foreign currency transactions. For more information on our investments, see “— Liquidity and Capital Resources.”

Income Taxes

As of March 31, 2011, our net unrecognized tax benefits totaled approximately $65.1 million. There was $1.3 million included in the balance at March 31, 2011 for tax positions which would affect the annual effective tax rate. During the quarter ended March 31, 2011, we recognized $0.1 million of expense related to interest, which is included in income tax expense. We have approximately $1.4 million for the payment of interest and penalties accrued at March 31, 2011.

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

We are required to estimate our income taxes in each of the jurisdictions in which we operate as part of the process of preparing our condensed consolidated financial statements. At March 31, 2011, we had approximately $120.7 million in deferred tax assets. The authoritative guidance requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We review deferred tax assets periodically for recoverability and make estimates and judgments regarding the expected geographic sources of taxable income and gains from investments, as well as tax planning strategies in assessing the need for a valuation allowance.

We maintain certain operational and administrative processes in overseas subsidiaries and our foreign earnings are taxed at lower foreign tax rates. We do not expect to remit earnings from our foreign subsidiaries. The increase in the effective tax rate when comparing the three months ended March 31, 2011 to the three months ended March 31, 2010 was primarily due to a reduction in tax benefits from disqualifying dispositions of incentive stock options. Our effective tax rate was approximately 17.1% for the three months ended March 31, 2011 and 15.5% for the three months ended March 31, 2010.

Liquidity and Capital Resources

During the three months ended March 31, 2011, we generated operating cash flows of $159.2 million. These cash flows related primarily to net income of $73.3 million, adjusted for, among other things, non-cash charges, including depreciation and amortization expenses of $35.8 million, stock-based compensation expense of $17.9 million and the tax effect of stock-based compensation of $15.5 million. Also contributing to these cash inflows was an aggregate increase in operating assets and liabilities of $32.9 million, net of effects of our acquisitions. These cash inflows are partially offset by operating outflows related to the excess benefit from the exercise of stock options of $15.5 million. Our investing activities provided $17.9 million of cash consisting primarily of cash received for net proceeds of investments of $166.5 million. This cash inflow is partially offset by cash outflows related to cash paid for acquisitions of $118.4 million and the purchase of property and equipment of $26.8 million. Our financing activities used $61.8 million of cash primarily from expenditures on our stock repurchase program of $100.0 million partially offset by proceeds received from the issuance of common stock under our employee stock-based compensation plans of $42.3 million.

During the three months ended March 31, 2010, we generated operating cash flows of $143.6 million. These cash flows related primarily to net income of $47.3 million, adjusted for, among other things, non-cash charges, including depreciation and amortization expenses of $34.0 million, stock-based compensation expense of $24.9 million and the tax effect of stock-based compensation of $9.4 million. Also contributing to these cash inflows was an aggregate increase in operating assets and liabilities of $37.7 million, net of effects of our acquisitions. These cash inflows are partially offset by operating outflows related to the excess benefit from the exercise of stock options of $13.6 million. Our investing activities used $188.6 million of cash consisting primarily of cash paid for net purchases of investments of $160.5 million. Also contributing to these cash outflows is the purchase of property and equipment of $11.3 million, cash paid for acquisitions of $9.5 million and cash paid for licensing agreements and product related intangible assets of $7.3 million. Our financing activities provided $65.8 million of cash primarily from proceeds received from the issuance of common stock under our employee stock-based compensation plans of $154.9 million partially offset by expenditures on our stock repurchase program of $100.0 million.

Historically, significant portions of our cash inflows were generated by our operations. We currently expect this trend to continue throughout 2011. We believe that our existing cash and investments together with cash flows expected from operations will be sufficient to meet expected operating and capital expenditure requirements for the next 12 months.

Cash, Cash Equivalents and Investments

	March 31, 2011	December 31, 2010	2011 Compared to 2010
	(In thousands)
Cash, cash equivalents and investments	$1,638,825	$1,685,659	$(46,834)

The decrease in cash, cash equivalents and investments when comparing March 31, 2011 to December 31, 2010, is primarily due to cash paid for acquisitions of $118.4 million, expenditures made on our stock repurchases of $100.0 million and purchases of property and equipment of $26.8 million partially offset by cash provided by our operating activities of $159.2 million and cash received from the issuance of common stock under our employee stock-based compensation plans of $42.3 million. See “– Liquidity and Capital Resources.” We generally invest our cash and cash equivalents in investment grade, highly liquid securities to allow for flexibility in the event of immediate cash needs. Our short-term and long-term investments primarily consist of interest-bearing securities.

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

Available-for-sale securities included in Level 1 are valued using closing prices for identical instruments that are traded on active exchanges. Available-for-sale securities included in Level 2 are valued utilizing inputs obtained from an independent pricing service, or the Service, which uses quoted market prices for identical or comparable instruments rather than direct observations of quoted prices in active markets. The Service gathers observable inputs for all of our fixed income securities from a variety of industry data providers, for example, large custodial institutions and other third-party sources. Once the observable inputs are gathered by the Service, all data points are considered and an average price is determined. The Service’s providers utilize a variety of inputs to determine their quoted prices. These inputs may include interest rates, known historical trades, yield curve information, benchmark data, prepayment speeds, credit quality and broker/dealer quotes. Substantially all of our available-for-sale investments are valued utilizing inputs obtained from the Service and accordingly are categorized as Level 2. We do not adjust the prices obtained from the Service. Available-for-sale securities are included in Level 3 when relevant observable inputs for a security are not available.

Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the classification of assets and liabilities within the fair value hierarchy. In certain instances, the inputs used to measure fair value may meet the definition of more than one level of the fair value hierarchy. The input with the lowest level priority is used to determine the applicable level in the fair value hierarchy.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our fixed income available-for-sale securities consist of high quality, investment grade securities from diverse issuers with a minimum credit rating of A- and a weighted average credit rating of AA. We previously classified these investments as Level 1 because we did not make adjustments to the prices obtained from the Service. However, as we value these securities based on pricing from the Service, who may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value; we began classifying all of our fixed income available-for-sale securities as Level 2 in the first quarter of 2011.

We measure our cash flow hedges at fair value based on indicative prices in active markets (Level 2 inputs).

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

Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

Long-term Investments
(in thousands)
Balance at December 31, 2010	$49,340
Decrease in previously recognized unrealized losses included in accumulated other comprehensive income	448

Balance at March 31, 2011	$49,788

Realized (losses) gains included in earnings for the period are reported in other income, net.

Accounts Receivable, Net

	March 31, 2011	December 31, 2010	2011 Compared to 2010
	(In thousands)
Accounts receivable	$301,159	$382,654	$(81,495)
Allowance for returns	(1,256)	(850)	(406)
Allowance for doubtful accounts	(2,713)	(3,409)	696

Accounts receivable, net	$297,190	$378,395	$(81,205)

The decrease in accounts receivable when comparing March 31, 2011 to December 31, 2010 was primarily due to increased collections in the first quarter of 2011 on higher sales in the fourth quarter of 2010. The activity in our allowance for returns was comprised of $1.5 million of provisions for returns recorded in the first quarter of 2011 partially offset by $1.1 million in credits issued for returns during the first quarter of 2011. The activity in our allowance for doubtful accounts was comprised primarily of $0.9 million of uncollectible accounts written off, net of recoveries partially offset by $0.2 million in additional provisions for doubtful accounts recorded during the first quarter of 2011. From time to time, we could maintain individually significant accounts receivable balances from our distributors or customers, which are comprised of large business enterprises, governments and small and medium-sized businesses. If the financial condition of our distributors or customers deteriorates, our operating results could be adversely affected.

Credit Facility

Effective on August 9, 2005, we entered into a revolving credit facility, or the Credit Facility, with a group of financial institutions, or the Lenders. Effective September 27, 2006, we entered into an amendment and restatement of the Credit Facility, or the Amendment. The Amendment decreased the overall range of interest we will pay on amounts outstanding on the Credit Facility and lowered the facility fee. In addition, the Amendment extended the term of the Credit Facility. The Credit Facility, as amended, allows us to increase the revolving credit commitment up to a maximum aggregate revolving credit commitment of $175.0 million. The Credit Facility, as amended, will expire on September 27, 2011 and it currently provides for a revolving line of credit in the aggregate amount of $100.0 million, subject to continued covenant compliance. A portion of the revolving line of credit (1) in the aggregate amount of $25.0 million may be available for issuances of letters of credit and (2) in the aggregate amount of $15.0 million may be available for swing line loans. The Credit Facility, as amended, currently bears interest at the London Interbank Offered Rate, or LIBOR, plus 0.32% and adjusts in the future in the range of 0.32% to 0.80% above LIBOR based on the level of our total debt and our adjusted earnings before interest, taxes, depreciation and amortization, or EBITDA. In addition, we are required to pay an annual facility fee ranging from 0.08% to 0.20% based on the aggregate amount available under the Credit Facility, as amended, and the level of our total debt and adjusted EBITDA. During the three months ended March 31, 2011, no borrowings were made under the Credit Facility, as amended, and as of March 31, 2011 there were no amounts outstanding under the Credit Facility, as amended.

The Credit Facility, as amended, contains customary default provisions, and we must comply with various financial and non-financial covenants. The financial covenants consist of a minimum interest coverage ratio and a maximum consolidated leverage ratio. The primary non-financial covenants contain certain limits on our ability to pay dividends, conduct certain mergers or acquisitions, make certain investments and loans, incur future indebtedness or liens, alter our capital structure or sell stock or assets. As of March 31, 2011, we were in compliance with all covenants of the Credit Facility.

Stock Repurchase Program

Our Board of Directors authorized an ongoing stock repurchase program with a total repurchase authority granted to us of $3.0 billion, of which $500.0 million was approved in April 2011. We may use the approved dollar authority to repurchase stock at any time until the approved amounts are exhausted. The objective of our stock repurchase program is to improve stockholders’ returns. At March 31, 2011, approximately $11.5 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. A portion of the funds used to repurchase stock over the course of the program was provided by proceeds from employee stock option exercises and the related tax benefit.

We are authorized to make open market purchases of our common stock using general corporate funds. Additionally, from time to time, we may enter into structured stock repurchase arrangements with large financial institutions using general corporate funds in order to lower the average cost to acquire shares. These programs include terms that require us to make up-front payments to the counterparty financial institution and result in the receipt of stock during or at the end of the agreement or the receipt of either stock or cash at the maturity of the agreement, depending on market conditions.

During the three months ended March 31, 2011, we expended approximately $100.0 million on open market purchases, repurchasing 1,452,100 shares of outstanding common stock at an average price of $68.83. As of March 31, 2011, we did not have any prepaid notional amounts under structured stock repurchase programs and during the period we did not make any up-front payments to financial institutions related to structured stock repurchase agreements.

During the three months ended March 31, 2010, we expended approximately $100.0 million on open market purchases, repurchasing 2,288,600 shares of outstanding common stock at an average price of $43.69.

Shares for Tax Withholding

During the three months ended March 31, 2011, we withheld 124,595 shares from stock units that vested totaling $8.8 million to satisfy tax withholding obligations that arose on the vesting of stock units. These shares are reflected as treasury stock in our condensed consolidated balance sheet and the related cash outlays reduce our total repurchase authority.

During the three months ended March 31, 2010, we withheld 60,475 shares from stock units that vested totaling $2.7 million to satisfy tax withholding obligations that arose on the vesting of stock units. These shares are reflected as treasury stock in our condensed consolidated balance sheet. These shares are reflected as treasury stock in our condensed consolidated balance sheet and the related cash outlays reduce our total repurchase authority.

Office Leases

We have operating lease obligations through 2018 related to two properties that are not utilized. At March 31, 2011, the total remaining obligation on these leases was approximately $6.3 million, of which $2.8 million was accrued as of March 31, 2011, and is reflected in accrued expenses and other current liabilities and other liabilities in our condensed consolidated financial statements. In calculating this accrual, we made estimates, based on market information, including the estimated vacancy periods and sublease rates and opportunities. We periodically re-evaluate our estimates related to these vacant facilities.

Off-Balance Sheet Arrangements

We do not have any special purpose entities or off-balance sheet financing arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes with respect to the information appearing in Part II, Item 7A., “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2011, our management, with the participation of our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that, as of March 31, 2011, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated our management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Further information with respect to this Item may be found in Note 14 to our condensed consolidated financial statements, which information is incorporated into this Part II, Item 3 by reference.

In addition, we are a defendant in various litigation matters generally arising out of the normal course of business. Although it is difficult to predict the ultimate outcomes of these cases, we believe that the ultimate outcomes will not materially affect our business, financial position, results of operations or cash flows.

ITEM 1A.	RISK FACTORS

The following information updates, and should be read in conjunction with, the information disclosed in Part 1, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which was filed with the Securities and Exchange Commission on February 24, 2011. There have been no material changes in our risk factors from those disclosed in Part 1, Item 1A., “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer

Our Board of Directors has authorized an ongoing stock repurchase program with a total repurchase authority granted to us of $3.0 billion, of which $500.0 million was approved in April 2011. The objective of the stock repurchase program is to improve stockholders’ returns. At March 31, 2011, approximately $11.5 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. The following table shows the monthly activity related to our stock repurchase program for the quarter ended March 31, 2011:

	(a) Total Number of Shares (or Units) Purchased (1)(2)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or approximate dollar value) of Shares (or Units) that may yet be Purchased under the Plans or Programs
January 1, 2011 through January 31, 2011	106,505	$63.95	106,505	$113,453
February 1, 2011 through February 28, 2011	971,122	68.52	971,122	46,909
March 1, 2011 through March 31, 2011	499,068	70.92	499,068	11,513

Total	1,576,695	$68.97	1,576,695	$11,513

(1)

Represents shares acquired in open market purchases. We expended approximately $100.0 million during the quarter ended March 31, 2011 for repurchases of our common stock. For more information see Note 15 to our condensed consolidated financial statements.

(2)	Includes 124,595 shares withheld from stock units that vested in the first quarter of 2011 to satisfy tax withholding obligations that arose on the vesting of stock units.

ITEM 5.	OTHER INFORMATION

Our policy governing transactions in our securities by our directors, officers and employees permits our officers, directors and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The Company has been advised that Thomas F. Bogan, Murray J. Demo and Godfrey R. Sullivan, each of whom is a Director of the Company; and David R. Friedman, General Counsel and Senior Vice President, Human Resources; entered into new trading plans in the first quarter of 2011 in accordance with Rule 10b5-1 and our policy governing transactions in our securities. Messrs. Bogan, Demo, Friedman, and Sullivan entered into their trading plans to exercise soon to expire stock options and to sell the underlying shares of common stock. We undertake no obligation to update or revise the information provided herein, including for revision or termination of an established trading plan.

ITEM 6.	EXHIBITS

(a)	List of exhibits

Exhibit No.	Description

10.1*	Form of Global Stock Option Agreement under the Citrix Systems, Inc. Amended and Restated 2005 Equity Incentive Plan

10.2*	Form of Restricted Stock Unit Agreement For Non-Employee Directors under the Citrix Systems, Inc. Amended and Restated 2005 Equity Incentive Plan

10.3*	Form of Global Restricted Stock Unit Agreement under the Citrix Systems, Inc. Amended and Restated 2005 Equity Incentive Plan

10.4*	Form of Global Restricted Stock Unit Agreement under the Citrix Systems, Inc. Amended and Restated 2005 Equity Incentive Plan (Time Based Vesting)

10.5	Waiver and Amendment No. 3 to Credit Agreement, dated as of May 4, 2011, among Citrix Systems, Inc., Citrix Systems International GmbH, JPMorgan Chase Bank, N.A., and certain other financial institutions

31.1	Rule 13a-14(a) / 15d-14(a) Certification

31.2	Rule 13a-14(a) / 15d-14(a) Certification

32.1†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101††	The following financial statements from Citrix Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, as filed with the SEC on May 9, 2011, formatted in XBRL, as follows:

(i) the Condensed Consolidated Balance Sheets

(ii) the Condensed Consolidated Statement of Income

(iii) the Condensed Consolidated Statements of Cash Flows

(iv) the Notes to Condensed Consolidated Financial Statements, tagged in summary and detail

*	Indicates a management contract or a compensatory plan, contract or arrangement.
†	Furnished herewith.
††	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 9th day of May 2011.

CITRIX SYSTEMS, INC.

By:	/s/ DAVID J. HENSHALL
David J. Henshall
Senior Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1*	Form of Global Stock Option Agreement under the Citrix Systems, Inc. Amended and Restated 2005 Equity Incentive Plan

10.2*	Form of Restricted Stock Unit Agreement For Non-Employee Directors under the Citrix Systems, Inc. Amended and Restated 2005 Equity Incentive Plan

10.3*	Form of Global Restricted Stock Unit Agreement under the Citrix Systems, Inc. Amended and Restated 2005 Equity Incentive Plan

10.4*	Form of Global Restricted Stock Unit Agreement under the Citrix Systems, Inc. Amended and Restated 2005 Equity Incentive Plan (Time Based Vesting)

10.5	Waiver and Amendment No. 3 to Credit Agreement, dated as of May 4, 2011, among Citrix Systems, Inc., Citrix Systems International GmbH, JPMorgan Chase Bank, N.A., and certain other financial institutions

31.1	Rule 13a-14(a) / 15d-14(a) Certification

31.2	Rule 13a-14(a) / 15d-14(a) Certification

32.1†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101††	The following financial statements from Citrix Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, as filed with the SEC on May 9, 2011, formatted in XBRL, as follows:

(i) the Condensed Consolidated Balance Sheets
(ii) the Condensed Consolidated Statement of Income
(iii) the Condensed Consolidated Statements of Cash Flows
(iv) the Notes to Condensed Consolidated Financial Statements, tagged in summary and detail

*	Indicates a management contract or a compensatory plan, contract or arrangement.
†	Furnished herewith.
††	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.