Form 10-Q
period 2011-06-30
CITRIX SYSTEMS INC
filed 2011-08-08
CIK 877890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

(954) 267-3000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in 12b-2 of the Exchange Act.

☒ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer	☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 1, 2011 there were 188,286,857 shares of the registrant’s Common Stock, $.001 par value per share, outstanding.

CITRIX SYSTEMS, INC.

Form 10-Q

For the Quarterly Period Ended June 30, 2011

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CITRIX SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2011	December 31, 2010
	(In thousands, except par value)
Assets
Current assets:
Cash and cash equivalents	$430,816	$396,162
Short-term investments — available-for-sale	467,605	497,643
Accounts receivable, net of allowances of $4,835 and $4,259 at June 30, 2011 and December 31, 2010, respectively	338,734	378,395
Inventories, net	7,332	6,980
Prepaid expenses and other current assets	122,973	105,073
Current portion of deferred tax assets, net	85,096	86,226

Total current assets	1,452,556	1,470,479
Long-term investments — available-for-sale	800,649	791,854
Property and equipment, net	272,685	250,482
Goodwill	1,043,014	921,100
Other intangible assets, net	188,348	178,144
Long-term portion of deferred tax assets, net	56,805	43,815
Other assets	55,632	47,726

	$3,869,689	$3,703,600

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$61,056	$65,842
Accrued expenses and other current liabilities	265,622	289,838
Current portion of deferred revenues	711,627	664,332

Total current liabilities	1,038,305	1,020,012
Long-term portion of deferred revenues	118,178	114,638
Other liabilities	49,717	8,362
Commitments and contingencies
Equity:
Citrix Systems, Inc. stockholders’ equity
Preferred stock at $.01 par value: 5,000 shares authorized, none issued and outstanding	—	—
Common stock at $.001 par value: 1,000,000 shares authorized; 281,348 and 277,992 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	281	278
Additional paid-in capital	3,268,305	3,112,186
Retained earnings	2,010,596	1,855,149
Accumulated other comprehensive income	12,919	2,023

	5,292,101	4,969,636
Less — common stock in treasury, at cost (93,327 and 90,502 shares at June 30, 2011 and December 31, 2010, respectively)	(2,628,612)	(2,416,645)

Total Citrix Systems, Inc. stockholders’ equity	2,663,489	2,552,991
Non-controlling interest	—	7,597

Total equity	2,663,489	2,560,588

	$3,869,689	$3,703,600

See accompanying notes.

CITRIX SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands, except per share information)
Revenues:
Product licenses	$171,326	$148,733	$321,586	$271,439
License updates	183,875	168,601	361,751	331,556
Online services	106,479	89,211	206,251	174,161
Technical services	69,110	51,888	132,090	95,549

Total net revenues	530,790	458,433	1,021,678	872,705

Cost of net revenues:
Cost of product license revenues	18,448	15,149	32,489	27,800
Cost of services revenues	37,906	25,989	68,572	49,679
Amortization of product related intangible assets	12,542	12,417	25,241	24,775

Total cost of net revenues	68,896	53,555	126,302	102,254

Gross margin	461,894	404,878	895,376	770,451

Operating expenses:
Research and development	83,312	79,543	166,030	157,245
Sales, marketing and services	199,359	186,601	393,602	357,121
General and administrative	79,696	60,805	151,801	121,424
Amortization of other intangibles	3,937	3,776	7,446	7,933
Restructuring	—	335	24	835

Total operating expenses	366,304	331,060	718,903	644,558

Income from operations	95,590	73,818	176,473	125,893
Interest income	3,727	3,837	7,666	7,393
Other income (expense), net	1,361	(2,962)	4,994	(2,585)

Income before income taxes	100,678	74,693	189,133	130,701
Income taxes	19,270	27,136	34,378	35,795

Consolidated net income	81,408	47,557	154,755	94,906
Less: Net loss attributable to non-controlling interest	536	—	692	—

Net income attributable to Citrix Systems, Inc.	$81,944	$47,557	$155,447	$94,906

Net income per share attributable to Citrix Systems, Inc. stockholders:
Net income per share attributable to Citrix Systems, Inc. stockholders — basic	$0.44	$0.26	$0.83	$0.51

Net income per share attributable to Citrix Systems, Inc. stockholders — diluted	$0.43	$0.25	$0.81	$0.50

Weighted average shares outstanding:
Basic	187,691	185,256	187,810	184,703

Diluted	191,412	189,278	191,636	189,126

See accompanying notes.

CITRIX SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2011	2010
	(In thousands)
Operating Activities
Net income	$154,755	$94,906
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	32,687	32,708
Depreciation and amortization of property and equipment	40,018	35,447
Stock-based compensation expense	38,637	53,073
Loss on investments	655	1,070
Provision for doubtful accounts	(669)	1,575
Provision for product returns	2,222	959
Provision for inventory reserves	1,171	1,553
Tax effect of stock-based compensation	37,247	12,814
Excess tax benefit from exercise of stock options	(37,269)	(18,114)
Effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	(2,347)	2,325
Other non-cash items	1,193	706

Total adjustments to reconcile net income to net cash provided by operating activities	113,545	124,116
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	44,405	(20,307)
Inventories	(1,522)	(262)
Prepaid expenses and other current assets	(18,469)	(42,783)
Other assets	497	3,668
Deferred tax assets, net	(13,036)	7,918
Accounts payable	(8,938)	(3,112)
Accrued expenses and other current liabilities	(25,111)	14,247
Deferred revenues	43,288	67,514
Other liabilities	32,111	879

Total changes in operating assets and liabilities, net of the effects of acquisitions	53,225	27,762

Net cash provided by operating activities	321,525	246,784
Investing Activities
Purchases of available-for-sale investments	(684,332)	(636,758)
Proceeds from sales of available-for-sale investments	395,709	243,877
Proceeds from maturities of available-for-sale investments	312,007	238,342
Proceeds from repayments of trading securities	—	44,560
Purchases of property and equipment	(59,456)	(30,072)
Purchases of cost method investments	(8,222)	(1,000)
Cash paid for acquisitions, net of cash acquired	(118,440)	(10,227)
Cash paid for licensing agreements and product related intangible assets	(7,487)	(10,235)

Net cash used in investing activities	(170,221)	(161,513)
Financing Activities
Proceeds from issuance of common stock under stock-based compensation plans	85,126	184,192
Repayment of acquired debt	(10,926)	—
Excess tax benefit from exercise of stock options	37,269	18,114
Purchase of non-controlling interest	(17,207)	—
Stock repurchases, net	(199,915)	(199,944)
Cash paid for tax withholding on vested stock awards	(12,052)	(4,138)
Other	(3,000)	—

Net cash used in financing activities	(120,705)	(1,776)
Effect of exchange rate changes on cash and cash equivalents	4,055	(234)

Change in cash and cash equivalents	34,654	83,261
Cash and cash equivalents at beginning of period	396,162	261,443

Cash and cash equivalents at end of period	$430,816	$344,704

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

The condensed consolidated financial statements of the Company include the accounts of its wholly-owned subsidiaries in the Americas, Europe, the Middle East and Africa (“EMEA”), Asia-Pacific and the Online Services division. All significant transactions and balances between the Company and its subsidiaries have been eliminated in consolidation. In addition, the Company presents non-controlling interests of less-than-wholly-owned subsidiaries within the equity section of its condensed consolidated financial statements in accordance with the authoritative guidance for the presentation and disclosure of non-controlling interests of a consolidated subsidiary. See Note 4 for more information regarding the Company’s non-controlling interests.

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

Investments

Short-term and long-term investments at June 30, 2011 and December 31, 2010 primarily consist of agency securities, corporate securities, government securities, municipal securities and commercial paper. Investments classified as available-for-sale are stated at fair value with unrealized gains and losses, net of taxes, reported in accumulated other comprehensive income. The Company classifies its available-for-sale investments as current and non-current based on their actual remaining time to maturity. The Company does not recognize changes in the fair value of its available-for-sale investments in income unless a decline in value is considered other-than-temporary in accordance with the authoritative guidance.

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

Inventory

Inventories are stated at the lower of cost or market on a standard cost basis, which approximates actual cost. The Company’s inventories primarily consist of finished goods as of June 30, 2011 and December 31, 2010.

Revenue Recognition

Net revenues include the following categories: Product Licenses, License Updates, Online Services and Technical Services. Product License revenues primarily represent fees related to the licensing of the Company’s software and hardware appliance products. These revenues are reflected net of sales allowances, cooperative advertising agreements, reseller rewards and provisions for returns. The Company licenses most of its software products bundled with a one year contract for its Subscription Advantage program. Subscription Advantage is a renewable program that provides subscribers with immediate access to software upgrades, enhancements and maintenance releases when and if they become available during the term of the contract. License Update revenues consist of fees related to the Subscription Advantage program that are recognized ratably over the term of the contract, which is typically 12 to 24 months. The Company capitalizes certain third party commissions related to Subscription Advantage renewals. The capitalized commissions are amortized to Sales, Marketing and Services expense at the time the related deferred revenue is recognized as revenue. Shipping charges billed to customers are included in product revenue and the related shipping costs are included in cost of product revenue. Online Services revenues consist primarily of fees related to online service agreements, which are recognized ratably over the contract term, which is typically 12 months. In addition, Online Services revenues may also include set-up fees, which are recognized ratably over the contract term or the expected customer life, whichever is longer. Technical Services revenues are comprised of fees from technical support services and post contract support agreements which are recognized ratably over the contract term as well as revenues from product training and certification, and consulting services revenue related to the implementation of the Company’s products, which is recognized as the services are provided.

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

•

Delivery has occurred and the Company has no remaining obligations. For product license and hardware appliance sales, the Company’s standard delivery method is free-on-board shipping point. Consequently, it considers delivery of packaged products and appliances to have occurred when the products are shipped pursuant to an agreement and purchase order. The Company considers delivery of licenses under electronic licensing agreements to have occurred when the related products are shipped and the end-user has been electronically provided the software activation keys that allow the end-user to take immediate possession of the product. For online services, delivery occurs upon providing the users with their login id and password. For product training and consulting services, the Company fulfills its obligation when the services are performed. For license updates and technical support, the Company assumes that its obligation is satisfied ratably over the respective terms of the agreements, which are typically 12 to 24 months. For online services, the Company assumes that its obligation is satisfied ratably over the respective terms of the agreements, which are typically 12 months.

•

The fee is fixed or determinable. In the normal course of business, the Company does not provide customers the right to a refund of any portion of their license fees or extended payment terms. The fees are considered fixed or determinable upon establishment of an arrangement that contains the final terms of the sale including description, quantity and price of each product or service purchased. For Online Services, the fee is considered fixed or determinable if it is not subject to refund or adjustment.

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

The Company’s hardware appliances contain software components that are essential to the overall functionality of the products. Effective January 1, 2011, the Company adopted these standards on a prospective basis for new and materially modified arrangements originating after December 31, 2010. The adoption of these standards did not have a material impact on the Company’s financial position and results of operations for the three and six months ended June 30, 2011. The Company does not expect the adoption of these standards to have a material impact on its financial position and results of operations in the future.

For new and materially modified hardware appliance transactions subsequent to the adoption of the amended revenue recognition standards that are multiple-element arrangements, the arrangement consideration is allocated to stand-alone software deliverables as a group and the non-software deliverables based on the relative selling prices of using the selling price hierarchy in the amended revenue recognition guidance. The selling price hierarchy for a deliverable is based on its VSOE if available, third-party evidence if VSOE is not available, or estimated selling price if neither VSOE nor TPE is available. The Company then recognizes revenue on each deliverable in accordance with its policies for product and service revenue recognition. VSOE of selling price is based on the price charged when the element is sold separately. In determining VSOE, the Company requires that a substantial majority of the selling prices fall within a reasonable range based on historical discounting trends for specific products and services. TPE of selling price is established by evaluating competitor products or services in stand-alone sales to similarly situated customers. However, as the Company’s products contain a significant element of proprietary technology and its solutions offer substantially different features and functionality, the comparable pricing of products with similar functionality typically cannot be obtained. Additionally, as the Company is unable to reliably determine what competitors products’ selling prices are on a stand-alone basis, the Company is not typically able to determine TPE. The estimate of selling price is established considering multiple factors including, but not limited to, pricing practices in different geographies and through different sales channels and competitor pricing strategies.

For the Company’s non-software deliverables, it allocates the arrangement consideration based on the relative selling price of the deliverables. For the Company’s hardware appliances, it uses ESP as its selling price. For the Company’s support and services, it generally uses VSOE as its selling price. When the Company is unable to establish selling price using VSOE for its support and services, the Company uses ESP in its allocation of arrangement consideration.

Online Services are sold separately. The Company’s Online Services are purchased by large enterprises, small and medium-sized businesses, as well as individuals, and are centrally hosted within third-party datacenters. The Company’s Online Services are considered service arrangements per the authoritative guidance; accordingly, the Company follows the provisions of Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, when accounting for these service arrangements. Generally, the Company’s Online Services are sold separately and not bundled with the Enterprise division’s products and services.

In the normal course of business, the Company is not obligated to accept product returns from its distributors under any conditions, unless the product item is defective in manufacture. The Company establishes provisions for estimated returns, as well as other sales allowances, concurrently with the recognition of revenue. The provisions are established based upon consideration of a variety of factors, including, among other things, recent and historical return rates for both specific products and distributors and the impact of any new product releases and projected economic conditions. Product returns are provided for in the consolidated financial statements and have historically been within management’s expectations. Allowances for estimated product returns amounted to approximately $1.4 million and $0.9 million at June 30, 2011 and December 31, 2010, respectively. The Company also records estimated reductions to revenue for customer programs and incentive offerings including volume-based incentives. The Company could take actions to increase its customer incentive offerings, which could result in an incremental reduction to revenue at the time the incentive is offered.

Foreign Currency

The functional currency for all of the Company’s wholly-owned foreign subsidiaries in its Enterprise division is the U.S. dollar. Monetary assets and liabilities of the subsidiaries are remeasured into U.S. dollars at exchange rates in effect at the balance sheet date, and revenues and expenses are remeasured at average rates prevailing during the year. The functional currency of the Company’s wholly-owned foreign subsidiaries of its Online Services division is the currency of the country in which they are located. The Company translates assets and liabilities of these foreign subsidiaries at exchange rates in effect at the balance sheet date. The Company includes accumulated net translation adjustments in equity as a component of accumulated other comprehensive income. Foreign currency transaction gains and losses are the result of exchange rate changes on transactions denominated in currencies other than the functional currency, including U.S. dollars. The remeasurement of those foreign currency transactions is included in determining net income or loss for the period of exchange.

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

3. NET INCOME PER SHARE ATTRIBUTABLE TO CITRIX SYSTEMS, INC. STOCKHOLDERS

Net income per share attributable to Citrix Systems, Inc. stockholders - basic is calculated by dividing net income attributable to Citrix Systems, Inc. stockholders by the weighted-average number of common shares outstanding during each period. Net income per share attributable to Citrix Systems, Inc. stockholders - diluted is computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise or settlement of stock awards (calculated using the treasury stock method) during the period they were outstanding.

The following table sets forth the computation of basic and diluted net income per share attributable to Citrix Systems, Inc. stockholders (in thousands, except per share information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Numerator:
Net income attributable to Citrix Systems, Inc. stockholders	$81,944	$47,557	$155,447	$94,906

Denominator:
Denominator for basic earnings per share — weighted-average shares outstanding	187,691	185,256	187,810	184,703
Effect of dilutive employee stock awards	3,721	4,022	3,826	4,423

Denominator for diluted earnings per share — weighted-average shares outstanding	191,412	189,278	191,636	189,126

Net income per share attributable to Citrix Systems, Inc. stockholders — basic	$0.44	$0.26	$0.83	$0.51

Net income per share attributable to Citrix Systems, Inc. stockholders — diluted	$0.43	$0.25	$0.81	$0.50

Anti-dilutive weighted-average shares	1,706	1,965	1,290	1,926

4. ACQUISITIONS

2011 Acquisitions

Netviewer AG

In February 2011, the Company acquired all of the issued and outstanding securities of Netviewer AG (the “Netviewer Acquisition” or “Netviewer”), a privately held European software-as-a-service (“SaaS”) vendor in collaboration and information technology (“IT”) services. Netviewer became part of the Company’s Online Services division and the acquisition enables the extension of its Online Services business in Europe. The total consideration for this transaction was approximately $107.5 million, net of $6.3 million of cash acquired, and was paid in cash. Transaction costs associated with the acquisition were approximately $2.8 million, of which the Company expensed $0.4 million and $0.8 million during the three and six months ended June 30, 2011, respectively, and are included in general and administrative expense in the accompanying condensed consolidated statement of income. In addition, in connection with the acquisition, the Company converted and assumed approximately 99,100 non-vested stock units for which the vesting period reset fully upon the closing of the transaction.

Revenues from Netviewer are included in the Company’s Online Services division’s revenue. The Company has included the effect of the Netviewer Acquisition in its results of operations prospectively from the date of the acquisition, which effect was not material to its consolidated results. Accordingly, pro forma financial disclosures have not been presented.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date.

	Fair Value (in thousands)	Weighted- Average Asset Life
Current assets	$11,683
Other assets	330
Property and equipment	2,350	Various
Intangible assets	28,806	4-7 years
Goodwill	109,368	Indefinite

Assets acquired	152,537
Current liabilities assumed	(18,144)
Long-term liabilities assumed	(11,949)
Deferred tax liabilities, non-current	(8,606)

Net assets acquired	$113,838

Current assets acquired in connection with the Netviewer Acquisition consisted primarily of cash and accounts receivable. Current liabilities acquired in the acquisition of Netviewer consisted primarily of deferred revenues, short-term payables, and other accrued expenses and long-term liabilities consisted of long term debt which was paid in full subsequent to the acquisition date in the first quarter of 2011. Approximately $109.4 million of goodwill related to the Netviewer Acquisition was assigned to the Company’s Online Services division and is not deductible for tax purposes. See Note 10 for segment information. The amount of goodwill is comprised primarily of expected synergies from combining operations and other intangible assets that do not qualify for separate recognition. The Company continues to evaluate certain tax assets and liabilities related to the Netviewer Acquisition.

Identifiable intangible assets purchased in the Netviewer Acquisition, in thousands, and their weighted-average lives are as follows:

	Fair Value (in thousands)	Weighted-Average Life
Trade names	541	4.0 years
Customer relationships	25,019	7.0 years
Core and product technologies	3,246	4.0 years

Total	$28,806

Kaviza Inc.

The Company presents non-controlling interests of less-than-wholly-owned subsidiaries within the equity section of its condensed consolidated financial statements in accordance with the authoritative guidance for the presentation and disclosure of non-controlling interests of consolidated subsidiaries. In May 2011, the Company acquired all of the non-controlling interest of Kaviza Inc. (“Kaviza”), a provider of virtual desktop infrastructure solutions, for $17.2 million. In addition, the Company also deposited an additional $3.0 million to be held in escrow. As a result of this transaction, the Company has obtained a 100% interest in this subsidiary. In accordance with the authoritative guidance, the excess of the proceeds paid over the carrying amount of the non-controlling interest of Kaviza has been reflected as a reduction of paid in capital. In addition, in connection with the purchase of the non-controlling interest of Kaviza, the Company converted and assumed 88,687 non-vested stock units and 33,301 stock options with existing vesting schedules.

Cloud.com

In July 2011, the Company acquired all of the issued and outstanding securities of Cloud.com, Inc. (“Cloud.com”), a privately held provider of software infrastructure platforms for cloud providers. Cloud.com will become part of the Company’s Enterprise division and the acquisition further establishes the Company as a leader in infrastructure for the growing cloud provider market. The total preliminary consideration for this transaction was approximately $158.9 million, net of cash acquired, and was paid in cash. In addition, in connection with the acquisition the Company converted and assumed approximately 288,742 non-vested stock units and 183,780 stock options for which the vesting period reset fully upon the closing of the transaction. Transaction costs associated with the acquisition are currently estimated at $3.5 million, of which the Company expensed $0.6 million during the three months ended June 30, 2011 and are included in general and administrative expense in the accompanying condensed consolidated statements of income.

Other Acquisition

During the first quarter of 2011, the Company acquired certain assets of a wholly-owned subsidiary of a privately-held company for a total cash consideration of approximately $10.5 million. The Company accounted for this acquisition as a business combination in accordance with the authoritative guidance and it became part of the Company’s Enterprise division, thereby expanding the Company’s solutions portfolio for service providers and developing integrations with the Company’s cloud application delivery solutions. The Company recorded approximately $5.9 million of goodwill, which is not deductible for tax purposes, and acquired $4.7 million of identifiable intangible assets, of which $3.0 million is related to product related intangible assets with a useful life of 5.0 years and $1.7 million is related to other intangible assets with a weighted-average useful life of 7.3 years. In addition, the Company assumed liabilities of approximately $0.1 million in conjunction with the acquisitions. The Company has included the effect of this transaction in its results of operations prospectively from the date of the acquisition, which effect was not material to its consolidated results.

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

5. INVESTMENTS

Available-for-sale Investments

Investments in available-for-sale securities at fair value were as follows for the periods ended (in thousands):

	June 30, 2011				December 31, 2010
Description of the Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency securities	$645,274	$3,547	$(263)	$648,558	$728,177	$2,134	$(780)	$729,531
Corporate securities	508,768	986	(419)	509,335	453,279	933	(1,107)	453,105
Municipal securities	81,144	112	(8)	81,248	28,681	8	(30)	28,659
Government securities	28,897	216	—	29,113	77,976	245	(19)	78,202

Total	$1,264,083	$4,861	$(690)	$1,268,254	$1,288,113	$3,320	$(1,936)	$1,289,497

The change in net unrealized gains (losses) on available-for-sale securities recorded in other comprehensive income includes unrealized gains (losses) that arose from changes in market value of specifically identified securities that were held during the period, gains (losses) that were previously unrealized, but have been recognized in current period net income due to sales, as well as prepayments of available-for-sale investments purchased at a premium. This reclassification has no effect on total comprehensive income or equity and was immaterial for all periods presented.

For the three and six months ended June 30, 2011, the Company received proceeds from sales of available-for-sale investments of $215.3 million and $395.7 million, respectively, and for the three and six months ended June 30, 2010, it received proceeds from the sales of available-for-sale investments of $127.7 million and $243.9 million, respectively. For the three and six months ended June 30, 2011, the Company had realized gains on the sales of available-for-sale investments of $0.3 million and $0.4 million, respectively. For the three and six months ended June 30, 2011, the Company had realized losses on available-for-sale investments of $0.4 million and $1.1 million, respectively, primarily related to prepayments at par of securities purchased at a premium. For the three and six months ended June 30, 2010, the Company had realized gains on the sales of available-for-sale investments of $2.4 million and $2.6 million, respectively. For the three and six months ended June 30, 2010, the Company had realized losses on the sales of available-for-sale investments of $0.3 million for both periods, primarily related to prepayments at par of securities purchased at a premium. All realized gains and losses related to the sales of available-for-sale investments are included in other income (expense), net, in the accompanying condensed consolidated statements of income.

The average remaining maturities of the Company’s short-term and long-term available-for-sale investments at June 30, 2011 were approximately five months and seven years, respectively.

Unrealized Losses on Available-for-Sale Investments

The gross unrealized losses on the Company’s available-for-sale investments that are not deemed to be other-than-temporarily impaired were $0.7 million and $1.9 million as of June 30, 2011 and December 31, 2010, respectively. The decrease in gross unrealized losses when comparing June 30, 2011 to December 31, 2010 was primarily due to changes in interest rates. Also contributing to the decrease in gross unrealized losses was the improvement in the market value of the Company’s investment issued by AIG Matched Funding Corporation (the “AIG Capped Floater”) with a face value of $50.0 million, which matures in September 2011. As of June 30, 2011, the unrealized loss related to the AIG Capped Floater was not material. Because the Company does not intend to sell any of its investments in an unrealized loss position and it is more likely than not that it will not be required to sell the securities before the recovery of its amortized cost basis, which may not occur until maturity, it does not consider the securities to be other-than-temporarily impaired.

Cost Method Investments

The Company held direct investments in privately-held companies of approximately $29.4 million and $21.3 million as of June 30, 2011 and December 31, 2010, respectively, which are accounted for based on the cost method and are included in other assets in the accompanying condensed consolidated balance sheets. The Company periodically reviews these investments for impairment. If the Company determines that an other-than-temporary impairment has occurred, it will write-down the investment to its fair value.

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

The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the classification of assets and liabilities within the fair value hierarchy. In certain instances, the inputs used to measure fair value may meet the definition of more than one level of the fair value hierarchy. The input with the lowest level priority is used to determine the applicable level in the fair value hierarchy.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	As of June 30, 2011	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Available-for-sale securities:
Agency securities	$648,558	$—	$648,558	$—
Corporate securities	509,335	—	459,554	49,781
Municipal securities	81,248	—	81,248	—
Government securities	29,113	—	29,113	—
Prepaid expenses and other current assets:
Foreign currency derivatives	11,237	—	11,237	—

Total assets	$1,279,491	$—	$1,229,710	$49,781

Accrued expenses and other current liabilities:
Foreign currency derivatives	3,846	—	3,846	—

Total liabilities	$3,846	$—	$3,846	$—

The Company’s fixed income available-for-sale security portfolio generally consists of high quality, investment grade securities from diverse issuers with a minimum credit rating of A-/A3 and a weighted average credit rating of AA+/Aa1. The Company previously classified these investments as Level 1 because it did not make adjustments to the prices obtained from the Service. However, as the Company values these securities based on pricing from the Service, whose sources may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value, the Company began classifying all of its fixed income available-for-sale securities as Level 2 in the first quarter of 2011. See Note 5 for more information regarding the Company’s available for-sale investments.

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

Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

Short-term Investments
(in thousands)
Balance at December 31, 2010	$49,340
Decrease in previously recognized unrealized losses included in accumulated other comprehensive income	441

Balance at June 30, 2011	$49,781

Additional Disclosures Regarding Fair Value Measurements

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair value due to the short maturity of these items.

7. STOCK-BASED COMPENSATION

The Company’s stock-based compensation program is a long-term retention program that is intended to attract and reward talented employees and align stockholder and employee interests. As of June 30, 2011, the Company had two stock-based compensation plans under which it was granting stock options and non-vested stock units. The Company is currently granting stock-based awards from its Amended and Restated 2005 Equity Incentive Plan (as amended, the “2005 Plan”) and its 2005 Employee Stock Purchase Plan (the “2005 ESPP”). In connection with certain of the Company’s acquisitions, the Company has assumed several plans from acquired companies. The Company’s Board of Directors has provided that no new awards will be granted under the Company’s acquired stock plans. The Company’s superseded and expired stock plans include the Amended and Restated 1995 Stock Plan, Second Amended and Restated 2000 Director and Officer Stock Option and Incentive Plan and Second Amended and Restated 1995 Non-Employee Director Stock Option Plan. Awards previously granted under these plans and still outstanding typically expire ten years from the date of grant and will continue to be subject to all the terms and conditions of such plans, as applicable.

Under the terms of the 2005 Plan, the Company is authorized to grant incentive stock options (“ISOs”), non-qualified stock options (“NSOs”), non-vested stock, non-vested stock units, stock appreciation rights (“SARs”), and performance units and to make stock-based awards to full and part-time employees of the Company and its subsidiaries or affiliates, where legally eligible to participate, as well as consultants and non-employee directors of the Company. Currently, the 2005 Plan provides for the issuance of a maximum of 43,100,000 shares of common stock of which 5,500,000 shares were authorized by the Company’s Board of Directors in April 2011 and subsequently approved by its stockholders in May 2011. Under the 2005 Plan, ISOs must be granted at exercise prices no less than fair market value on the date of grant, except for ISOs granted to employees who own more than 10% of the Company’s combined voting power, for which the exercise prices must be no less than 110% of the fair market value at the date of grant. NSOs and SARs must be granted at no less than fair market value on the date of grant, or in the case of SARs in tandem with options, at the exercise price of the related option. Non-vested stock awards may be granted for such consideration in cash, other property or services, or a combination thereof, as determined by the Company’s Compensation Committee of its Board of Directors. All stock-based awards, other than the long-term incentive awards discussed below, are exercisable or issuable upon vesting. The Company’s policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award. As of June 30, 2011, there were 28,609,204 shares of common stock reserved for issuance pursuant to the Company’s stock-based compensation plans and the Company had authorization under its 2005 Plan to grant 16,924,892 additional stock-based awards.

Under the 2005 ESPP, all full-time and certain part-time employees of the Company are eligible to purchase common stock of the Company twice per year at the end of a six-month payment period (a “Payment Period”). During each Payment Period, eligible employees who so elect may authorize payroll deductions in an amount no less than 1% nor greater than 10% of his or her base pay for each payroll period in the Payment Period. At the end of each Payment Period, the accumulated deductions are used to purchase shares of common stock from the Company up to a maximum of 12,000 shares for any one employee during a Payment Period. Shares are purchased at a price equal to 85% of the fair market value of the Company’s common stock on the last business day of a Payment Period. Employees who, after exercising their rights to purchase shares of common stock in the 2005 ESPP, would own shares representing 5% or more of the voting power of the Company’s common stock, are ineligible to participate under the 2005 ESPP. The 2005 ESPP provides for the issuance of a maximum of 10,000,000 shares of common stock. As of June 30, 2011, 2,058,845 shares had been issued under the 2005 ESPP. The Company recorded stock-based compensation costs related to the 2005 ESPP of $0.8 million and $1.7 million for the three and six months ended June 30, 2011, respectively.

Stock-Based Compensation

The detail of the total stock-based compensation recognized by income statement classification is as follows (in thousands):

Income Statement Classifications	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Cost of services revenues	$396	$333	$664	$628
Research and development	6,181	14,677	11,866	28,611
Sales, marketing and services	7,152	8,158	13,184	15,068
General and administrative	7,024	4,978	12,923	8,766

Total	$20,753	$28,146	$38,637	$53,073

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

The weighted average fair value of stock options granted during the three months ended June 30, 2011 was $23.82. The total intrinsic value of options exercised during the three and six months ended June 30, 2011 was $66.2 million and $123.8 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares. As of June 30, 2011, there was $79.4 million of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted-average period of 2.29 years.

The assumptions used to value option grants are as follows:

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Expected volatility factor	0.38	0.31	0.38 - 0.39	0.31 - 0.33
Approximate risk free interest rate	1.03%	1.55%	1.03% - 1.10%	1.45% - 1.55%
Expected term (in years)	3.27	3.16	3.27	3.16
Expected dividend yield	0%	0%	0%	0%

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

The Company also awards senior level and certain other employees non-vested stock units from the 2005 Plan that vest based on service. The majority of these non-vested stock units vest 33.33% on each anniversary subsequent to the date of the award. The remaining awards vest on the 3rd anniversary subsequent to the grant date in their entirety. Each non-vested stock unit, upon vesting, will represent the right to receive one share of the Company’s common stock. In addition, the Company awards non-vested stock units to all of its non-employee directors. These units vest monthly in 12 equal installments based on service and, upon vesting, each stock unit represents the right to receive one share of the Company’s common stock.

As of June 30, 2011, the number of non-vested stock units outstanding was 1,427,484 and there was $68.0 million of total unrecognized compensation cost related to non-vested stock units. The unrecognized cost is expected to be recognized over a weighted-average period of 2.41 years.

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

The estimated fair value of each award was $24.16 as of the date of grant. As of June 30, 2011, the number of restricted stock units granted pursuant to these awards was 175,667 and there was $1.0 million of total unrecognized compensation cost related to restricted stock unit awards. The unrecognized cost is expected to be recognized over 0.5 years.

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

The following table presents the change in goodwill allocated to the Company’s reportable segments during the six months ended June 30, 2011 (in thousands):

	Balance at January 1, 2011	Additions		Other(2)	Balance at June 30, 2011
Enterprise division	$733,720	$6,370		$—	$740,090
Online Services division	187,380	109,368		6,176	302,924

Consolidated	$921,100	$115,738	(1)	$6,176	$1,043,014

(1)	Amount primarily relates to acquisitions. See Note 4 for more information regarding the Company’s acquisitions.
(2)	Amount primarily includes foreign currency translation.

Intangible Assets

The Company has intangible assets with finite lives that are recorded at cost, less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally three to seven years, except for patents, which are amortized over the lesser of their remaining life or ten years. Intangible assets consist of the following (in thousands):

	June 30, 2011		December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Product related intangible assets	$340,270	$241,940	$332,878	$218,915
Other	214,080	124,062	178,395	114,214

Total	$554,350	$366,002	$511,273	$333,129

Amortization of product related intangible assets, which consists primarily of product related technologies and patents, was $12.5 million and $12.4 million for the three months ended June 30, 2011 and 2010, respectively, and $25.2 million and $24.8 million for the six months ended June 30, 2011 and 2010, respectively, and is classified as a component of cost of net revenues on the accompanying condensed consolidated statements of income. Amortization of other intangible assets, which consist primarily of customer relationships, trade names and covenants not to compete was $3.9 and $3.8 million for the three months ended June 30, 2011 and 2010, respectively, and $7.4 and $7.9 million for the six months ended June 30, 2011 and 2010, respectively, and is classified as a component of operating expenses on the accompanying condensed consolidated statements of income. Estimated future amortization expense is as follows (in thousands):

Year ending December 31,
2011	$62,262
2012	47,864
2013	41,058
2014	34,309
2015	13,958

9. CREDIT FACILITY

Effective on August 9, 2005, the Company entered into a revolving credit facility (the “Credit Facility”) with a group of financial institutions (the “Lenders”). Effective September 27, 2006, the Company entered into an amendment and restatement of its Credit Facility (the “Amendment”). The Amendment decreased the overall range of interest rates the Company must pay on amounts outstanding on the Credit Facility and lowered the facility fee. In addition, the Amendment extended the term of the Credit Facility. The Credit Facility, as amended, allows the Company to increase the revolving credit commitment up to a maximum aggregate revolving credit commitment of $175.0 million. The Credit Facility, as amended, will expire on September 27, 2011 and it currently provides for a revolving line of credit in the aggregate amount of $100.0 million, subject to continued covenant compliance. A portion of the revolving line of credit (i) in the aggregate amount of $25.0 million may be available for issuances of letters of credit and (ii) in the aggregate amount of $15.0 million may be available for swing line loans. The Credit Facility, as amended, currently bears interest at the London Interbank Offered Rate (“LIBOR”) plus 0.32% and adjusts in the range of 0.32% to 0.80% above LIBOR based on the level of the Company’s total debt and its adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) as defined in the agreement. In addition, the Company is required to pay a quarterly facility fee ranging from 0.08% to 0.20% based on the aggregate amount available under the Credit Facility, as amended, and the level of the Company’s total debt and its adjusted EBITDA. Borrowings under the Credit Facility, as amended, are guaranteed by the Company and certain of the Company’s U.S. and foreign subsidiaries, which guarantees are secured by a pledge of shares of certain foreign subsidiaries. During the three and six months ended June 30, 2011, no borrowings were made under the Credit Facility, as amended, and as of June 30, 2011, there were no amounts outstanding under the Credit Facility, as amended.

The Credit Facility, as amended, contains customary default provisions, and the Company must comply with various financial and non-financial covenants. The financial covenants consist of a minimum interest coverage ratio and a maximum consolidated leverage ratio. The primary non-financial covenants contain certain limits on the Company’s ability to pay dividends, conduct certain mergers or acquisitions, make certain investments and loans, incur future indebtedness or liens, alter the Company’s capital structure or sell stock or assets. As of June 30, 2011, the Company was in compliance with all covenants of the Credit Facility. The Company currently does not plan to renew the credit facility upon expiration on September 27, 2011.

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

The Company does not engage in intercompany revenue transfers between segments. The Company’s chief operating decision maker (“CODM”) evaluates the Company’s performance based primarily on profitability from its Enterprise division products and Online Services division services. Segment profit for each segment includes certain research and development, sales, marketing, general and administrative expenses directly attributable to the segment as well as other corporate costs allocated to the segment and excludes certain expenses that are managed outside of the reportable segments. Costs excluded from segment profit primarily consist of certain restructuring charges, stock-based compensation costs, amortization of product related technology, amortization of other intangible assets, net interest and other income (expense), net. Accounting policies of the Company’s segments are the same as its consolidated accounting policies.

Net revenues and segment profit, classified by the Company’s two reportable segments were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net revenues:
Enterprise division	$424,311	$369,222	$815,427	$698,544
Online Services division	106,479	89,211	206,251	174,161

Consolidated	$530,790	$458,433	$1,021,678	$872,705

Segment profit:
Enterprise division	$116,619	$95,251	$217,068	$170,709
Online Services division	16,203	23,241	30,753	41,800
Unallocated expenses (1):
Amortization of intangible assets	(16,479)	(16,193)	(32,687)	(32,708)
Restructuring	—	(335)	(24)	(835)
Net interest and other income	5,088	875	12,660	4,808
Stock-based compensation	(20,753)	(28,146)	(38,637)	(53,073)

Consolidated income before income taxes	$100,678	$74,693	$189,133	$130,701

(1)	Represents expenses presented to management on a consolidated basis only and not allocated to the operating segments.

Revenues by Product Grouping

During the third quarter of 2010, the Company began reporting technical services revenue included in the Company’s Enterprise division, which is comprised primarily of consulting and education services, separately from the Desktop Solutions and Datacenter and Cloud Solutions product revenue groupings included in the Company’s Enterprise division, as indicated in the table below. In addition, previously reported results have been restated to conform to the 2011 presentation.

Revenues by product grouping for the Company’s Enterprise division and Online Services division were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net revenues:
Enterprise division
Desktop Solutions revenues (1)	$304,652	$279,769	$593,768	$535,679
Datacenter and Cloud Solutions revenues (2)	93,259	70,743	170,926	128,948
Enterprise technical services (3)	21,303	14,023	40,781	24,629
Other	5,097	4,687	9,952	9,288

Total Enterprise division revenues	424,311	369,222	815,427	698,544
Online Services division revenues	106,479	89,211	206,251	174,161

Total net revenues	$530,790	$458,433	$1,021,678	$872,705

(1)

Desktop Solutions revenues are primarily comprised of sales from the Company’s desktop virtualization product, XenDesktop, and the Company’s application virtualization product, XenApp, and related technical support.

(2)

Datacenter and Cloud Solutions revenues are primarily comprised of sales from the Company’s cloud networking products which include NetScaler, Access Gateway and Branch Repeater and the Company’s cloud infrastructure products which include XenServer and Essentials for Hyper-V and related maintenance.

(3)	Technical services revenues are primarily comprised of revenues from consulting and education services.

Revenues by Geographic Location

The following table presents revenues by segment and geographic location, for the following periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net revenues:
Enterprise division
Americas	$235,003	$203,199	$452,475	$380,931
EMEA	135,949	125,160	269,322	244,515
Asia-Pacific	53,359	40,863	93,630	73,098

Total Enterprise division revenues	424,311	369,222	815,427	698,544
Online Services division
Americas	90,660	81,933	178,950	160,124
EMEA	13,434	5,635	22,721	10,932
Asia-Pacific	2,385	1,643	4,580	3,105

Total Online Services division revenues	106,479	89,211	206,251	174,161

Total net revenues	$530,790	$458,433	$1,021,678	$872,705

Identifiable assets classified by the Company’s reportable segments are shown below. Long-lived assets consist of property and equipment, net, and are shown below.

	June 30, 2011	December 31, 2010
	(In thousands)
Identifiable assets:
Enterprise division	$3,386,325	$3,386,392
Online Services division	483,364	317,208

Total identifiable assets	$3,869,689	$3,703,600

The increase in identifiable assets in the Online Services division is primarily due to an increase in goodwill and intangibles associated with the Netviewer Acquisition. See Note 4 for additional information regarding the Company’s acquisitions.

11. RESTRUCTURING

During the first quarter of 2009, the Company announced a restructuring program and reduced its headcount by approximately 450 full-time positions. The restructuring program was completed in 2009. Total costs incurred as of June 30, 2011 since the inception of the restructuring program were $27.5 million, of which $26.3 million was related to the Company’s Enterprise division and $1.2 million was related to its Online Services division.

Restructuring charges related to the reduction of the Company’s headcount and non-cancelable lease costs related to the consolidation and exiting of excess facilities were not material for the three and six months ended June 30, 2011, and were $0.3 million and $0.8 million, respectively, during the three and six months ended June 30, 2010. All charges for the periods presented are attributable to the Company’s Enterprise division.

Restructuring accruals

As of June 30, 2011, the $0.4 million in outstanding restructuring liability relates to non-cancelable lease costs related to the consolidation of excess facilities that the Company expects to pay over the lives of the related obligations through fiscal 2012, all of which were related to the Company’s Enterprise division.

The activity in the Company’s restructuring accruals for the six months ended June 30, 2011 is summarized as follows (in thousands):

Total
Balance at January 1, 2011	$1,275
Employee severance and related costs	24
Adjustments to non-cancelable lease costs and other charges	—
Payments	(926)
Reversal of previous charges	—

Balance at June 30, 2011	$373

12. DERIVATIVE FINANCIAL INSTRUMENTS

Derivatives Designated as Hedging Instruments

As of June 30, 2011, the Company’s derivative assets and liabilities primarily resulted from cash flow hedges related to its forecasted operating expenses transacted in local currencies. A substantial portion of the Company’s overseas expenses are and will continue to be transacted in local currencies. To protect against fluctuations in operating expenses and the volatility of future cash flows caused by changes in currency exchange rates, the Company has established a program that uses foreign exchange forward contracts to hedge its exposure to these potential changes. The terms of these instruments, and the hedged transactions to which they relate, generally do not exceed 12 months and the maximum term is 18 months.

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

The total cumulative unrealized gain on cash flow derivative instruments was $7.3 million and $6.1 million at June 30, 2011 and December 31, 2010, respectively, and is included in accumulated other comprehensive income in the accompanying condensed consolidated balance sheets. The net unrealized gain as of June 30, 2011 is expected to be recognized in income over the next twelve months at the same time the hedged items are recognized in income.

Derivatives not Designated as Hedges

A substantial portion of the Company’s overseas assets and liabilities are and will continue to be denominated in local currencies. To protect against fluctuations in earnings caused by changes in currency exchange rates when remeasuring the Company’s balance sheet, it utilizes foreign exchange forward contracts to hedge its exposure to this potential volatility.

These contracts are not designated for hedge accounting treatment under the authoritative guidance. Accordingly, changes in the fair value of these contracts are recorded in other income, net. There were no assets or liabilities related to derivatives not designated as hedges as of December 31, 2010.

Fair Values of Derivative Instruments

	Asset Derivatives				Liability Derivatives
(In thousands)
	June 30, 2011		December 31, 2010		June 30, 2011		December 31, 2010
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid expenses and other current assets	$11,019	Prepaid expenses and other current assets	$13,192	Accrued expenses and other current liabilities	$3,479	Accrued expenses and other current liabilities	$6,745

	Asset Derivatives				Liability Derivatives
(In thousands)
	June 30, 2011		December 31, 2010		June 30, 2011		December 31, 2010
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid expenses and other current assets	$218	Prepaid expenses and other current assets	$—	Accrued expenses and other current liabilities	$367	Accrued expenses and other current liabilities	$—

The Effect of Derivative Instruments on Financial Performance

	For the Three Months Ended June 30,
	(In thousands)
Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in Other Comprehensive Income (Effective Portion)		Location of Loss Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated Other Comprehensive Income (Effective Portion)
	2011	2010		2011	2010
Foreign currency forward contracts	$(1,580)	$(4,499)	Operating expenses	$(4,874)	$(1,228)

	For the Six Months Ended June 30,
	(In thousands)
Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Effective Portion)		Location of Loss Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated Other Comprehensive Income (Effective Portion)
	2011	2010		2011	2010
Foreign currency forward contracts	$1,257	$(10,970)	Operating expenses	$(5,494)	$(4,750)

There was no material ineffectiveness in the Company’s foreign currency hedging program in the periods presented.

	For the Three Months Ended June 30,
	(In thousands)
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		2011	2010
Foreign currency forward contracts	Other income, net	$548	$(394)

	For the Six Months Ended June 30,
	(In thousands)
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		2011	2010
Foreign currency forward contracts	Other income, net	$1,414	$(488)

Outstanding Foreign Currency Forward Contracts

As of June 30, 2011, the Company had the following net notional foreign currency forward contracts outstanding (in thousands):

Foreign Currency	Currency Denomination
Australian dollars	AUD 19,299
British pounds sterling	GBP 21,633
Canadian dollars	CAD 3,151
Chinese renminbi	CNY 9,281
Euro	EUR 31,887
Hong Kong dollars	HKD 26,981
Indian rupees	INR 36,512
Japanese yen	JPY 744,338
Singapore dollars	SGD 7,410
Swiss francs	CHF 30,839

13. COMPREHENSIVE INCOME

The components of comprehensive income, net of tax, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income attributable to Citrix Systems, Inc.	$81,944	$47,557	$155,447	$94,906
Other comprehensive income:
Change in unrealized gain on available-for-sale securities	1,625	91	2,266	2,807
Net change due to derivative instruments	(1,580)	(4,499)	1,257	(10,970)
Foreign currency translation adjustments	1,940	(507)	7,373	(367)

Comprehensive income	83,929	42,642	166,343	86,376
Less: Comprehensive income attributable to non-controlling interest	536	—	692	—

Comprehensive income attributable to Citrix Systems, Inc.	$83,393	$42,642	$165,651	$86,376

The components of accumulated other comprehensive income, net of tax, are as follows (in thousands):

	June 30, 2011	December 31, 2010
Unrealized gain on available-for-sale securities	$2,898	$632
Unrealized gain on derivative instruments	7,340	6,083
Cumulative foreign currency translation adjustments	6,487	(886)
Other comprehensive loss on pension liability	(3,806)	(3,806)

Accumulated other comprehensive income	$12,919	$2,023

14. INCOME TAXES

The Company’s net unrecognized tax benefits totaled approximately $65.5 million and $63.9 million as of June 30, 2011 and December 31, 2010, respectively. There was $0.8 million included in the balance at June 30, 2011 for tax positions which would not affect the annual effective tax rate. During the quarter ended June 30, 2011, the Company recognized $0.1 million of expense related to interest, which is included in income tax expense. The Company has approximately $1.4 million for the payment of interest and penalties accrued at June 30, 2011.

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

The Company is required to estimate its income taxes in each of the jurisdictions in which it operates as part of the process of preparing its condensed consolidated financial statements. At June 30, 2011, the Company had approximately $119.4 million in net deferred tax assets. The authoritative guidance requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company reviews deferred tax assets periodically for recoverability and makes estimates and judgments regarding the expected geographic sources of taxable income and gains from investments, as well as tax planning strategies in assessing the need for a valuation allowance.

The Company maintains certain strategic management and operational activities in overseas subsidiaries and its foreign earnings are taxed at rates that are generally lower than in the United States. The Company does not expect to remit earnings from its foreign subsidiaries. The Company’s effective tax rate was approximately 19.1% and 36.3% for the three months ended June 30, 2011 and 2010, respectively, and 18.2% and 27.4% for the six months ended June 30, 2011 and 2010, respectively. The decrease in the effective tax rate when comparing the three months ended June 30, 2011 to the three months ended June 30, 2010 and the six months ended June 30, 2011 to the six months ended June 30, 2010 is primarily due to the charge related to the settlement in principle with the IRS during the second quarter of 2010. The Company’s effective tax rate generally differs from the U.S. federal statutory rate of 35% due primarily to lower tax rates on earnings generated by the Company’s foreign operations that are taxed primarily in Switzerland. The Company has not provided for U.S. taxes for those earnings because it plans to reinvest all of those earnings indefinitely outside the United States.

15. TREASURY STOCK

Stock Repurchase Programs

The Company’s Board of Directors authorized an ongoing stock repurchase program with a total repurchase authority granted to the Company of $3.0 billion, of which $500.0 million was approved in April 2011. The Company may use the approved dollar authority to repurchase stock at any time until the approved amount is exhausted. The objective of the Company’s stock repurchase program is to improve stockholders’ returns. At June 30, 2011, approximately $411.6 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. A portion of the funds used to repurchase stock over the course of the program was provided by proceeds from employee stock option exercises and the related tax benefit.

The Company is authorized to make open market purchases of its common stock using general corporate funds. Additionally, from time to time, the Company may enter into structured stock repurchase arrangements with large financial institutions using general corporate funds in order to lower the average cost to acquire shares. These programs include terms that require the Company to make up-front payments to the counterparty financial institution and result in the receipt of stock during or at the end of the term of the agreement or the receipt of either stock or cash at the maturity of the agreement, depending on market conditions. As of June 30, 2011, the Company did not have any prepaid notional amounts outstanding under structured stock repurchase programs and it did not make any up-front payments to financial institutions related to structured stock repurchase agreements in 2011.

During the three months ended June 30, 2011, the Company expended approximately $100.0 million on open market purchases, repurchasing 1,208,400 shares of outstanding common stock at an average price of $82.72. During the six months ended June 30, 2011, the Company expended approximately $199.9 million on open market purchases, repurchasing 2,660,500 shares of outstanding common stock at an average price of $75.14.

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

Shares for Tax Withholding

During the three months ended June 30, 2011, the Company withheld 39,145 shares from stock units that vested totaling $3.3 million to satisfy minimum tax withholding obligations that arose on the vesting of stock units. During the six months ended June 30, 2011, the Company withheld 163,740 shares from stock units that vested totaling $12.1 million to satisfy minimum tax withholding obligations that arose on the vesting of stock units. These shares are reflected as treasury stock in the Company’s condensed consolidated balance sheets and the related cash outlays reduce the Company’s total stock repurchase authority.

During the three months ended June 30, 2010, the Company withheld 31,126 shares from stock units that vested totaling $1.5 million to satisfy minimum tax withholding obligations that arose on the vesting of stock units. During the six months ended June 30, 2010, the Company withheld 91,601 shares from stock units that vested totaling $4.1 million to satisfy minimum tax withholding obligations that arose on the vesting of stock units. These shares are reflected as treasury stock in the Company’s condensed consolidated balance sheets and the related cash outlays reduce the Company’s total stock repurchase authority.

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

The Company has operating lease obligations through 2018 related to two properties that are not utilized. At June 30, 2011, the total remaining obligation on these leases was approximately $6.1 million, of which $2.8 million was accrued as of June 30, 2011, and is reflected in accrued expenses and other current liabilities and other liabilities in the accompanying condensed consolidated balance sheets. In calculating these accruals, the Company made estimates, based on market information, including the estimated vacancy periods and sublease rates and opportunities. The Company periodically re-evaluates its estimates related to these vacant facilities.

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

17. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-05—Comprehensive Income (Topic 220): Presentation of Comprehensive Income, to increase the prominence of other comprehensive income in financial statements. Under the provisions of ASU No. 2011-05, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income. The accounting changes summarized in ASU No. 2011-05 are effective for fiscal years beginning on or after December 15, 2011, with early adoption permitted. The Company is currently in the process of evaluating the impact of this standard on its consolidated financial statements and disclosures.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our operating results and financial condition have varied in the past and could in the future vary significantly depending on a number of factors. From time to time, information provided by us or statements made by our employees contain “forward-looking” information that involves risks and uncertainties. In particular, statements contained in this Quarterly Report on Form 10-Q, and in the documents incorporated by reference into this Quarterly Report on Form 10-Q, that are not historical facts, including, but not limited to, statements concerning new products, development and offerings of products and services, market positioning and opportunities, customer demand, financial information and results of operations for future periods, product and price competition, strategy and growth initiatives, seasonal factors, stock-based compensation, licensing and subscription renewal programs, computer system enhancements, international operations and expansion, valuations of investments and derivative instruments, reinvestment or repatriation of foreign earnings, fluctuations in foreign exchange rates, contractual obligations, our Credit Facility, tax matters, the finalization of our tax settlement and written agreement with the IRS, the Netviewer, Kaviza Inc. and Cloud.com, Inc. acquisitions, the FASB’s authoritative guidance, leasing activities and obligations, stock repurchases, investment transactions (including our investment in bonds issued by AIG Matched Funding Corporation, changes in domestic and foreign economic conditions and credit markets, acquired in-process technology, liquidity, litigation matters, intellectual property matters, distribution channels, stock price and payment of dividends, constitute forward-looking statements and are made under the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are neither promises nor guarantees. Our actual results of operations and financial condition have varied and could in the future vary materially from those stated in any forward-looking statements. The factors described in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2010, as updated in Part II, Item 1A in this Quarterly Report on Form 10-Q, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q, in the documents incorporated by reference into this Quarterly Report on Form 10-Q or presented elsewhere by our management from time to time. Such factors, among others, could have a material adverse effect upon our business, results of operations and financial condition. We caution readers not to place undue reliance on any forward-looking statements, which only speak as of the date made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.

Executive Summary

Overview

Management’s discussion and analysis of financial condition and results of operations is intended to help the reader understand our financial condition and results of operations. This section is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for the three months ended June 30, 2011. The results of operations for the periods presented in this report are not necessarily indicative of the results expected for the full year or for any future period, due in part to the seasonality of our business. Historically, our revenue for the fourth quarter of any year is typically higher than our revenue for the first quarter of the subsequent year.

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

We believe our approach is unique in the market because we have combined innovative technologies in the area of desktop management, including but not limited to desktop virtualization and application virtualization, marketed as our Desktop Solutions, and server virtualization, cloud networking and cloud infrastructure products, marketed as our Datacenter and Cloud Solutions, to deliver a comprehensive end-to-end application delivery solution, and one that, when considered as a whole, is competitively differentiated by its feature set and interoperability.

We saw uncertainties surrounding IT spending, particularly in the European markets in 2010. This trend has continued in 2011 as we still see uneven demand in many European countries, especially in the public sector. This overall economic uncertainty may adversely affect sales of our products and services and may result in longer sales cycles, slower adoption of technologies and increased price competition, particularly in Europe. Offsetting the uneven demand in European countries, we continue to see demand growth in tha Americas and Asia-Pacific regions.

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

Our Datacenter and Cloud Solutions, which include our cloud networking products, cloud infrastructure and server virtualization products, can alter the traditional economies of the datacenter by providing much greater levels of flexibility of computing resources, especially with respect to servers, by improving application performance and thereby reducing the amount of processing power involved, and allowing easy reconfiguration of servers by allowing storage and network infrastructure to be added in virtually rather than physically. Our cloud networking products are also enhancing our differentiation and driving customer interest around desktop virtualization, as enterprises are finding good leverage in deploying these technologies together.

In July 2011, we acquired Cloud.com, Inc., or Cloud.com a market leading provider of software infrastructure platforms for cloud providers. Cloud.com’s CloudStack™ product line helps providers of all types deploy and manage simple, cost-effective cloud services that are scalable, secure, and open by design. See 2011 Acquisitions below for more information related to our acquisition of Cloud.com.

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

In addition, we continue to grow our Online Services division by increasing our addressable market geographically and offering services that appeal to a wider range of customers. To accelerate the European expansion of our Online Services division, in February 2011, we acquired Netviewer AG, or Netviewer, a privately held European SaaS vendor in collaboration and IT services. Netviewer is part of our Online Services division and enable the extension of our SaaS leadership in Europe.

Our priorities for 2011 are to sustain the long-term growth of our businesses and enhance our current solutions through expanding our go-to-market reach and customer attach points, technological innovation, engineering excellence, selective and strategic acquisitions of technology, talent and/or businesses, and through a commitment to delivering high-quality products and services to customers and partners.

We continue to make strategic investments in research and development of existing and new products, and to invest in research and development of advanced and innovative technologies for future application, including increasing research and development capacity and headcount. We believe that delivering innovative and high-value solutions through our Enterprise division’s products and our Online Services division’s services is the key to meeting customer and partner needs and achieving our future growth. We also intend to continue making significant investments to expand our brand awareness in virtualization, networking and cloud computing spaces. We also plan to increase sales, consulting and technical services capacity and headcount to support larger strategic customer engagements and more focus on SI partnerships as well as investing in new channel programs that allow our partners to upgrade their capabilities in desktop virtualization, which we currently believe is our largest area of opportunity.

Summary of Results

For the three months ended June 30, 2011 compared to the three months ended June 30, 2010, a summary of our results included:

•	Product License revenue increased 15.2% to $171.3 million;

•	License Updates revenue increased 9.1% to $183.9 million;

•	Online Services revenue increased 19.4% to $106.5 million;

•	Technical Services revenue increased 33.2% to $69.1 million;

•	Operating income increased 29.5% to $95.6 million; and

•	Diluted net income per share increased 70.4% to $0.43.

The increase in our Product License revenue was driven by increased sales of our Datacenter and Cloud Solutions products, led by NetScaler and our Desktop Solutions products, led by XenDesktop. We currently target our Product License revenue to increase when comparing the third quarter of 2011 to the second quarter of 2011. The increase in License Updates revenue was primarily driven by an increase in renewals of our Subscription Advantage product. Our Online services revenue increased due to increased sales of our web collaboration services. Technical Services revenue increased due to increases in support revenues of $9.2 million driven by increased sales of our support related to our Datacenter and Cloud Solutions and a $5.0 million increase in sales of consulting services related to our Enterprise division’s products. We currently target that total revenue will increase when comparing the third quarter of 2011 to the second quarter of 2011, as well as when comparing the 2011 fiscal year to the 2010 fiscal year. The increase in operating income is primarily due to an increase in gross margin attributable to an increase in total revenues due to the factors discussed above.

2011 Acquisitions

Netviewer AG

In February 2011, we acquired all of the issued and outstanding securities of Netviewer AG, or the Netviewer Acquisition or Netviewer, a privately held European software-as-a-service, or SaaS, vendor in collaboration and IT services. Netviewer became part of our Online Services division and the acquisition enables the extension of our Online Services business in Europe. The total consideration for this transaction was approximately $107.5 million, net of $6.3 million of cash acquired, and was payable in cash. Transaction costs associated with the acquisition were approximately $2.8 million, of which we expensed $0.4 million and $0.8 million during the three and six months ended June 30, 2011, respectively, and are included in general and administrative expense in our condensed consolidated statement of income. In addition, in connection with the acquisition, we converted and assumed approximately 99,100 non-vested stock units for which the vesting period reset fully upon the closing of the transaction.

Revenues from Netviewer are included in our Online Services division’s revenue. We have included the effect of the Netviewer Acquisition in our results of operations prospectively from the date of the acquisition, which effect was not material to our consolidated results. Accordingly, pro forma financial disclosures have not been presented.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date.

	Fair Value (in thousands)	Weighted-Average Asset Life
Current assets	$11,683
Other assets	330
Property and equipment	2,350	Various
Intangible assets	28,806	4-7 years
Goodwill	109,368	Indefinite

Assets acquired	152,537
Current liabilities assumed	(18,144)
Long-term liabilities assumed	(11,949)
Deferred tax liabilities, non-current	(8,606)

Net assets acquired	$113,838

Current assets acquired in connection with the Netviewer Acquisition consisted primarily of cash and accounts receivable. Current liabilities acquired in the acquisition of Netviewer consisted primarily of deferred revenues, short-term payables, and other accrued expenses and long-term liabilities consisted of long term debt which was paid in full subsequent to the acquisition date in the first quarter of 2011. Approximately $109.4 million of goodwill related to the Netviewer Acquisition was assigned to our Online Services division and is not deductible for tax purposes. See Note 10 to our condensed consolidated financial statements for segment information. The amount of goodwill is comprised primarily of expected synergies from combining operations and other intangible assets that do not qualify for separate recognition. We continue to evaluate certain tax assets and liabilities related to the Netviewer Acquisition.

Identifiable intangible assets purchased in the Netviewer Acquisition, in thousands, and their weighted-average lives are as follows:

	Fair Value (in thousands)	Weighted-Average Life
Trade names	541	4.0 years
Customer relationships	25,019	7.0 years
Core and product technologies	3,246	4.0 years

Total	$28,806

Kaviza Inc.

We present non-controlling interests of less-than-wholly-owned subsidiaries within the equity section of our condensed consolidated financial statements in accordance with the authoritative guidance for the presentation and disclosure of non-controlling interests of consolidated subsidiaries. In May 2011, we acquired all of the non-controlling interest of Kaviza Inc., or Kaviza, a provider of virtual desktop infrastructure solutions, for $17.2 million. In addition, we also deposited an additional $3.0 million to be held in escrow. As a result of this transaction, we have obtained a 100% interest in this subsidiary. In accordance with the authoritative guidance, the excess of the proceeds paid over the carrying amount of the non-controlling interest of Kaviza has been reflected as a reduction of paid in capital. In addition, in connection with the purchase of the non-controlling interest of Kaviza, we converted and assumed 88,687 non-vested stock units and 33,301 stock options with existing vesting periods.

Cloud.com

In July 2011, we acquired all of the issued and outstanding securities of Cloud.com, Inc., or Cloud.com, a privately held provider of software infrastructure platforms for cloud providers. Cloud.com will become part of our Enterprise division and the acquisition further establishes us as a leader in infrastructure for the growing cloud provider market. The total preliminary consideration for this transaction was approximately $158.9 million, net of cash acquired, and was paid in cash. In addition, in connection with the acquisition we converted and assumed approximately 288,742 non-vested stock units and 183,780 stock options for which the vesting period reset fully upon the closing of the transaction. Transaction costs associated with the acquisition are currently estimated at $3.5 million, of which we expensed $0.6 million during the three months ended June 30, 2011 and are included in general and administrative expense in our condensed consolidated statements of income.

Other Acquisition

During the first quarter of 2011, we acquired certain assets of a wholly-owned subsidiary of a privately-held company for a total cash consideration of approximately $10.5 million. We accounted for this acquisition as a business combination in accordance with the authoritative guidance and it became part of our Enterprise division, thereby expanding our solutions portfolio for service providers and developing unique integrations with our cloud application delivery solutions. We recorded approximately $5.9 million of goodwill, which is not deductible for tax purposes, and acquired $4.7 million of identifiable intangible assets, of which $3.0 million is related to product related intangible assets with a useful life of 5.0 years and $1.7 million is related to other intangible assets with a weighted-average useful life of 7.3 years. In addition, we assumed liabilities of approximately $0.1 million in conjunction with the acquisition. We have included the effect of this transaction in our results of operations prospectively from the date of the acquisition, which effect was not material to our consolidated results.

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

•

The fee is fixed or determinable. In the normal course of business, we do not provide customers the right to a refund of any portion of their license fees or extended payment terms. The fees are considered fixed and determinable upon establishment of an arrangement that contains the final terms of the sale including description, quantity and price of each product or service purchased. For online services, the fee is considered fixed or determinable if it is not subject to refund or adjustment.

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

The majority of our product license revenue consists of revenue from the sale of stand-alone software products. Stand-alone software sales generally include a perpetual license to our software and are subject to the industry specific software revenue recognition guidance. In accordance with this guidance, we allocate revenue to license updates related to our stand-alone software and any other undelivered elements of the arrangement based on vendor specific objective evidence, or VSOE, of fair value of each element and such amounts are deferred until the applicable delivery criteria and other revenue recognition criteria described above have been met. The balance of the revenues, net of any discounts inherent in the arrangement, is recognized at the outset of the arrangement using the residual method as the product licenses are delivered. If management cannot objectively determine the fair value of each undelivered element based on VSOE of fair value, revenue recognition is deferred until all elements are delivered, all services have been performed, or until fair value can be objectively determined.

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

Effective January 1, 2011, we adopted these standards on a prospective basis for new and materially modified arrangements originating after December 31, 2010. The adoption of these standards did not have a material impact on our financial position and results of operations for the three and six months ended June 30, 2011. We do not expect the adoption of these standards to have a material impact on our financial position and results of operations in the future. However, we expect that this amended accounting guidance will facilitate our efforts to optimize our offerings due to better alignment between the economics of an arrangement and the accounting. This may lead us to engage in new go-to-market practices in the future. In particular, we expect that the amended accounting standards will enable us to better integrate products and services without VSOE into existing offerings and solutions. As our go-to-market strategies evolve, we may modify our pricing practices in the future, which could result in changes in selling prices, including both VSOE and ESP.

For new and materially modified hardware appliance transactions subsequent to the adoption of the amended revenue recognition standards that are multiple-element arrangements, the arrangement consideration is allocated to stand-alone software deliverables as a group and the non-software deliverables based on the relative selling prices of using the selling price hierarchy in the amended revenue recognition guidance. The selling price hierarchy for a deliverable is based on its VSOE if available, third-party evidence if VSOE is not available, or estimated selling price if neither VSOE nor TPE is available. We then recognize revenue on each deliverable in accordance with our policies for product and service revenue recognition. VSOE of selling price is based on the price charged when the element is sold separately. In determining VSOE, we require that a substantial majority of the selling prices fall within a reasonable range based on historical discounting trends for specific products and services. TPE of selling price is established by evaluating competitor products or services in stand-alone sales to similarly situated customers. However, as our products contain a significant element of proprietary technology and our solutions offer substantially different features and functionality, the comparable pricing of products with similar functionality typically cannot be obtained. Additionally, as we are unable to reliably determine what competitors products’ selling prices are on a stand-alone basis, we are not typically able to determine TPE. The estimate of selling price is established considering multiple factors including, but not limited to, pricing practices in different geographies and through different sales channels and competitor pricing strategies.

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

Online services are sold separately. Our online services are purchased by large enterprises, small and medium-sized businesses, as well as individuals, and are centrally hosted within our datacenters. Our online services are considered service arrangements per the authoritative guidance; accordingly, fees related to online service agreements are recognized ratably over the contract term. In addition, Online Services revenues may also include set-up fees, which are recognized ratably over the contract term or the expected customer life, whichever is longer. Generally, our online services are sold separately and not bundled with the Enterprise division’s products and services.

Results of Operations

The following table sets forth our condensed consolidated statements of income data and presentation of that data as a percentage of change from period-to-period (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30, 2011 vs. June 30, 2010	Six Months Ended June 30, 2011 vs. June 30, 2010
	2011	2010	2011	2010
Revenues:
Product licenses	$171,326	$148,733	$321,586	$271,439	15.2%	18.5%
License updates	183,875	168,601	361,751	331,556	9.1	9.1
Online services	106,479	89,211	206,251	174,161	19.4	18.4
Technical services	69,110	51,888	132,090	95,549	33.2	38.2

Total net revenues	530,790	458,433	1,021,678	872,705	15.8	17.1

Cost of net revenues:
Cost of license revenues	18,448	15,149	32,489	27,800	21.8	16.9
Cost of services revenues	37,906	25,989	68,572	49,679	45.9	38.0
Amortization of product related intangible assets	12,542	12,417	25,241	24,775	1.0	1.9

Total cost of net revenues	68,896	53,555	126,302	102,254	28.6	23.5

Gross margin	461,894	404,878	895,376	770,451	14.1	16.2

Operating expenses:
Research and development	83,312	79,543	166,030	157,245	4.7	5.6
Sales, marketing and services	199,359	186,601	393,602	357,121	6.8	10.2
General and administrative	79,696	60,805	151,801	121,424	31.1	25.0
Amortization of other intangible assets	3,937	3,776	7,446	7,933	4.3	(6.1)
Restructuring	—	335	24	835	*	*

Total operating expenses	366,304	331,060	718,903	644,558	10.6	11.5

Income from operations	95,590	73,818	176,473	125,893	29.5	40.2
Interest income	3,727	3,837	7,666	7,393	(2.9)	3.7
Other income (expense), net	1,361	(2,962)	4,994	(2,585)	*	*

Income before income taxes	100,678	74,693	189,133	130,701	34.8	44.7
Income taxes	19,270	27,136	34,378	35,795	(29.0)	(4.0)

Consolidated net income	81,408	47,557	154,755	94,906	71.2	63.1
Less: Net loss attributable to non-controlling interest	536	—	692	—	*	*

Net income attributable to Citrix Systems, Inc.	$81,944	$47,557	$155,447	$94,906	72.3%	63.8%

*	not meaningful

Revenues

Net revenues of our Enterprise division include the following categories: Product Licenses, License Updates and Technical Services. Product Licenses primarily represent fees related to the licensing of the following major products:

•	Our Desktop Solutions, comprised primarily of our desktop virtualization product XenDesktop and our application virtualization product XenApp; and

•

Our Datacenter and Cloud Solutions, comprised primarily of our cloud networking products NetScaler, Access Gateway and Branch Repeater and our cloud infrastructure products, XenServer and Essentials for Hyper-V.

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

Our Online Services division’s revenues consist of fees related to online service agreements from our web collaboration products which primarily include our GoToMeeting, GoToWebinar, Hi-Def Audio, and GoToTraining services, our connectivity product, GoToMyPC, and our remote IT support which primarily include GoToAssist and GoToManage. Our Online Services revenue is recognized ratably over the contract term.

	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30, 2011 vs. June 30, 2010	Six Months Ended June 30, 2011 vs. June 30, 2010
	2011	2010	2011	2010
	(In thousands)
Product Licenses	$171,326	$148,733	$321,586	$271,439	$22,593	$50,147
License Updates	183,875	168,601	361,751	331,556	15,274	30,195
Online Services	106,479	89,211	206,251	174,161	17,268	32,090
Technical Services	69,110	51,888	132,090	95,549	17,222	36,541

Total net revenues	$530,790	$458,433	$1,021,678	$872,705	$72,357	$148,973

Product Licenses

Product License revenue increased for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 primarily due to increased sales of our Datacenter and Cloud Solutions, led by NetScaler of $12.3 million and due to increased sales of our of our Desktop Solutions, led by XenDesktop of $9.7 million. Product License revenues increased for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 primarily due to increases in sales of our Desktop Solutions products of $26.8 million and our Datacenter and Cloud Solutions of $22.4 million. These increases in Product License revenue were primarily due to the factors discussed in the Executive Summary above. We currently target Product license sales to increase when comparing the third quarter of 2011 to the third quarter of 2010 due to the factors discussed in the Executive Summary Overview above.

License Updates

License Updates revenue increased for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 primarily due to renewals related to our Subscription Advantage product over a larger base of subscribers. License Updates revenue increased for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 due to renewals related to our Subscription Advantage product over a larger base of subscribers of $15.8 million and an increase in new Subscription Advantage license sales related to increased sales of XenDesktop of $14.4 million. We currently anticipate that License Updates revenue will increase when comparing the third quarter of 2011 to the third quarter of 2010.

Online Services

Online Services revenue increased for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 and for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 primarily due to increased sales of our web collaboration products. We are currently targeting that Online Services revenue will increase when comparing the third quarter of 2011 to the third quarter of 2010.

Technical Services

Technical Services revenue increased for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 primarily due to increases in support revenues of $9.2 million driven by increased sales of our Datacenter and Cloud Solutions, primarily NetScaler, and an increase in consulting revenues of $5.0 million related to increased implementation sales of our Enterprise division’s products. Technical Services revenue increased for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 primarily due to increases in support revenues of $17.7 million driven by increased sales of our Datacenter and Cloud Solutions, primarily NetScaler, and an increase in consulting revenues of $11.2 million related to increased implementation sales of our Enterprise division’s products. We currently anticipate that Technical Services revenues will increase when comparing the third quarter of 2011 to the third quarter of 2010 consistent with the targeted increase in Product License revenue described above.

Deferred Revenue

Deferred revenues are primarily comprised of License Updates revenue from Subscription Advantage, Technical Services revenues related to our support services and consulting contracts and Online Services revenues from annual service agreements for our Online Services. Deferred revenues increased approximately $50.8 million as of June 30, 2011 compared to December 31, 2010 primarily due to increased sales of our Subscription Advantage product of $19.7 million, increased sales of our online service agreements of $18.4 million and increased sales of our support services of $12.5 million. We currently anticipate that deferred revenues will continue to increase for the remainder of 2011.

International Revenues

International revenues (sales outside the United States) accounted for approximately 43.4% of our net revenues for the three months ended June 30, 2011 and 42.5% of our net revenues for the three months ended June 30, 2010. International revenues accounted for approximately 44.9% of our net revenues for the six months ended June 30, 2011 and 42.7% of our net revenues for the six months ended June 30, 2010. See Note 10 to our condensed consolidated financial statements for detailed information on net revenues by geography.

Segment Revenues

Our revenues are derived from sales of Enterprise division products which include our Desktop Solutions, Datacenter and Cloud Solutions products and related technical services and from our Online Services division’s web collaboration, connectivity and remote support services. The Enterprise division and the Online Services division constitute our two reportable segments.

An analysis of our reportable segment net revenue is presented below (in thousands):

					Increase for the
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30, 2011 vs. June 30, 2010	Six Months Ended June 30, 2011 vs. June 30, 2010
	2011	2010	2011	2010
Enterprise division	$424,311	$369,222	$815,427	$698,544	14.9%	16.7%
Online Services division	106,479	89,211	206,251	174,161	19.4	18.4

Net revenues	$530,790	$458,433	$1,021,678	$872,705	15.8%	17.1%

With respect to our segment revenues, the increase in net revenues for the comparative periods presented was due primarily to the factors previously discussed above. See Note 10 of our condensed consolidated financial statements for additional information on our segment revenues.

Cost of Net Revenues

	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30, 2011 vs. June 30, 2010	Six Months Ended June 30, 2011 vs. June 30, 2010
	2011	2010	2011	2010
	(In thousands)
Cost of product license revenues	$18,448	$15,149	$32,489	$27,800	$3,299	$4,689
Cost of services revenues	37,906	25,989	68,572	49,679	11,917	18,893
Amortization of product related intangible assets	12,542	12,417	25,241	24,775	125	466

Total cost of net revenues	$68,896	$53,555	$126,302	$102,254	$15,341	$24,048

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

Cost of product license revenues increased for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 and for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 primarily due to increased revenue of our Datacenter and Cloud products, many of which contain hardware components that have a higher cost than our other software products. We currently anticipate cost of product license revenues will increase when comparing the third quarter of 2011 to the third quarter of 2010 consistent with the targeted increase in Product License sales.

Cost of services revenues increased for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 by $5.5 million consistent with the increase in sales of our technical services related to our Enterprise products and $4.4 million primarily due to an increase in sales of our web collaboration products consistent with the increase in revenue as described above. Cost of services revenues increased for six months ended June 30, 2011 compared to the six months ended June 30, 2010 by $9.7 million consistent with the increase in revenue of technical services related to our Enterprise products and increased $7.3 million primarily due to an increase in sales of our web collaboration products as described above. We currently anticipate cost of services revenues will increase when comparing the third quarter of 2011 to the third quarter of 2010 consistent with the targeted increase in Online Services and Technical Services revenues as discussed above.

Gross Margin

Gross margin as a percentage of revenue was 87.0% for the three months ended June 30, 2011 and 88.3% for the three months ended June 30, 2010. Gross margin as a percentage of revenue was 87.6% for the six months ended June 30, 2011 and 88.3% for the six months ended June 30, 2010.

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

Research and Development Expenses

	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30, 2011 vs. June 30, 2010	Six Months Ended June 30, 2011 vs. June 30, 2010
	2011	2010	2011	2010
	(In thousands)
Research and development	$83,312	$79,543	$166,030	$157,245	$3,769	$8,785

Research and development expenses consisted primarily of personnel related costs and facility and equipment costs directly related to our research and development activities. We expensed substantially all development costs included in the research and development of our products.

Research and development expenses increased during the three months ended June 30, 2011 compared to the three months ended June 30, 2010 primarily due to a $11.4 million increase in compensation and other employee related costs primarily related to increased headcount due to strategic hiring and acquisitions and annual merit increases. Partially offsetting the increases in research and development costs when comparing the three months ended June 30, 2011 to the three months ended June 30, 2010 is an $8.5 million decrease in stock-based compensation expense due to stock-based awards related to certain acquisitions becoming fully vested.

Research and development expenses increased during the six months ended June 30, 2011 compared to the six months ended June 30, 2010 primarily due to a $22.1 million increase in compensation and other employee related costs. Also contributing to the increase in research and development expenses was a $4.0 million increase in facilities and related depreciation. These increases primarily relate to increased headcount due to strategic hiring and acquisitions and annual merit increases. Partially offsetting the increases in research and development costs when comparing the six months ended June 30, 2011 to the six months ended June 30, 2010 is a $16.7 million decrease in stock-based compensation expense due to stock-based awards related to certain acquisitions becoming fully vested.

We are currently targeting an increase in research and development expense when comparing the third quarter of 2011 to the second quarter of 2011 due to our Cloud.com acquisition, development of existing and new products, and investments in research and development of advanced technologies for future application.

Sales, Marketing and Services Expenses

	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30, 2011 vs. June 30, 2010	Six Months Ended June 30, 2011 vs. June 30, 2010
	2011	2010	2011	2010
	(In thousands)
Sales, marketing and services	$199,359	$186,601	$393,602	$357,121	$12,758	$36,481

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

Sales, marketing and services expenses increased during the three months ended June 30, 2011 compared to the three months ended June 30, 2010 primarily due to a $13.6 million increase in compensation, including annual merit increases, and employee related costs due to additional headcount in our sales force and technical services group, as well as from our acquisition of Netviewer.

Sales, marketing and services expenses increased during the six months ended June 30, 2011 compared to the six months ended June 30, 2010 primarily due to a $27.4 million increase in compensation, including annual merit increases, and employee related costs due to additional headcount in our sales force and technical services group, as well as from our acquisition of Netviewer. Also contributing to the increase in sales, marketing and services expense was a $5.4 million increase in marketing program costs related to various marketing campaigns and events.

We are currently targeting an increase in sales, marketing and services expenses when comparing the third quarter of 2011 to the second quarter of 2011 due to our Cloud.com acquisition and as we continue to increase our sales and technical services capacity.

General and Administrative Expenses

	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30, 2011 vs. June 30, 2010	Six Months Ended June 30, 2011 vs. June 30, 2010
	2011	2010	2011	2010
	(In thousands)
General and administrative	$79,696	$60,805	$151,801	$121,424	$18,891	$30,377

General and administrative expenses consisted primarily of personnel related costs and expenses related to outside consultants assisting with information systems, as well as accounting and legal fees.

General and administrative expenses increased for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 primarily due to an $11.0 million increase in compensation and employee related costs due to annual merit increases and additional headcount, primarily in IT as well as from our acquisition of Netviewer. Also contributing to the increase in general and administrative expense is a $4.0 million increase in professional fees primarily related to acquisition and strategic investment activity.

General and administrative expenses increased for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 primarily due to a $22.2 million increase in compensation and employee related costs due to annual merit increases and additional headcount, primarily in IT as well as from our acquisition of Netviewer. Also contributing to the increase in general and administrative expense is a $3.4 million increase in professional fees primarily related to acquisition and strategic investment activity.

We currently anticipate that general and administrative expenses will increase when comparing the third quarter of 2011 to the second quarter of 2011 due primarily to the acquisition of Cloud.com and related transaction costs and professional fees and to a lesser extent costs to support the growth in our business.

Other Income (Expense), Net

	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30, 2011 vs. June 30, 2010	Six Months Ended June 30, 2011 vs. June 30, 2010
	2011	2010	2011	2010
	(In thousands)
Other income (expense)	$1,361	$(2,962)	$4,994	$(2,585)	$4,323	$7,579

Other income (expense), net is primarily comprised of remeasurement of foreign currency transaction gains (losses) and realized gains (losses) related to changes in the fair value of our investments that have a decline in fair value that is considered other-than-temporary, if any, recognized gains (losses) related to available-for-sale investments and interest expense which was not material for all periods presented. The increase in other income (expense), net, during the three months ended June 30, 2011 compared to the three months ended June 30, 2010 and during the six months ended June 30, 2011 compared to the six months ended June 30, 2010 is primarily due to an increase in gains related to remeasurement of our foreign currency transactions. For more information on our investments, see “— Liquidity and Capital Resources.”

Income Taxes

As of June 30, 2011, our net unrecognized tax benefits totaled approximately $65.5 million. There was $0.8 million included in the balance at June 30, 2011 for tax positions which would affect the annual effective tax rate. During the quarter ended June 30, 2011, we recognized $0.1 million of expense related to interest, which is included in income tax expense. We have approximately $1.4 million for the payment of interest and penalties accrued at June 30, 2011.

We and certain of our subsidiaries are subject to U.S. federal income taxes, as well as income taxes of multiple state and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S., income tax examinations by tax authorities for years prior to 2004.

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

We are required to estimate our income taxes in each of the jurisdictions in which we operate as part of the process of preparing our condensed consolidated financial statements. At June 30, 2011, we had approximately $119.4 million in net deferred tax assets. The authoritative guidance requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We review deferred tax assets periodically for recoverability and make estimates and judgments regarding the expected geographic sources of taxable income and gains from investments, as well as tax planning strategies in assessing the need for a valuation allowance.

We maintain certain strategic management and operational activities in overseas subsidiaries and our foreign earnings are taxed at rates that are generally lower than in the United States. We do not expect to remit earnings from our foreign subsidiaries. The decrease in the effective tax rate when comparing the three and six months ended June 30, 2011 to the three and six months ended June 30, 2010 was primarily due to the charge recorded in the second quarter of 2010 related to the settlement in principle with the IRS. Our effective tax rate was approximately 19.1% for the three months ended June 30, 2011, 36.3% for the three months ended June 30, 2010, 18.2% for the six months ended June 30, 2011 and 27.4% for the six months ended June 30, 2010. Our effective tax rate generally differs from the U.S. federal statutory rate of 35% due primarily to lower tax rates on earnings generated by our foreign operations that are taxed primarily in Switzerland. We have not provided for U.S. taxes for those earnings because we plan to reinvest all of those earnings indefinitely outside the United States. Our effective tax rate will fluctuate based on the mix of earnings from our U.S. and foreign jurisdictions. Accordingly, earnings from the production and distribution of our products and services through our foreign headquarters in Switzerland are currently taxed at lower income tax rates than earnings from our U.S. operations.

Liquidity and Capital Resources

During the six months ended June 30, 2011, we generated operating cash flows of $321.5 million. These operating cash flows related primarily to net income of $154.8 million, adjusted for, among other things, non-cash charges, including depreciation and amortization expenses of $72.7 million and stock-based compensation expense of $38.6 million. Also contributing to these cash inflows was an aggregate increase in operating assets and liabilities of $53.2 million, net of effects of our acquisitions. Our investing activities used $170.2 million of cash consisting primarily of cash paid for acquisitions of $118.4 million and the purchase of property and equipment of $59.5 million. Our financing activities used cash of $120.7 million primarily due to stock repurchases of $199.9 million. This financing cash outflow was partially offset by proceeds received from the issuance of common stock under our employee stock-based compensation plans of $85.1 million.

During the six months ended June 30, 2010, we generated operating cash flows of $246.8 million. These operating cash flows related primarily to net income of $94.9 million, adjusted for, among other things, non-cash charges, including depreciation and amortization expenses of $68.2 million and stock-based compensation expense of $53.1 million. Also contributing to these cash inflows was an aggregate increase in operating assets and liabilities of $27.8 million, net of effects of our acquisitions. Our investing activities used $161.5 million of cash consisting primarily of cash paid for net purchases of investments of $110.0 million and the purchase of property and equipment of $30.1 million. Also contributing to these cash outflows was cash paid for acquisitions and licensing agreements and product-related intangible assets of $20.5 million. Our financing activities used cash of $1.8 million primarily due to stock repurchases of $199.9 million. This financing cash outflow was partially offset by proceeds received from the issuance of common stock under our employee stock-based compensation plans of $184.2 million.

Historically, significant portions of our cash inflows were generated by our operations. We currently expect this trend to continue throughout 2011. We believe that our existing cash and investments together with cash flows expected from operations will be sufficient to meet expected operating and capital expenditure requirements for the next 12 months.

Cash, Cash Equivalents and Investments

	June 30, 2011	December 31, 2010	2011 Compared to 2010
	(In thousands)
Cash, cash equivalents and investments	$1,699,070	$1,685,659	$13,411

The increase in cash, cash equivalents and investments when comparing June 30, 2011 to December 31, 2010, is primarily due to cash provided by our operating activities of $321.5 million and cash received from the issuance of common stock under our employee stock-based compensation plans of $85.1 million partially offset by expenditures made on stock repurchases of $199.9 million, cash paid for acquisitions, net of cash acquired, of $118.4 million, purchases of property and equipment of $59.5 million and purchases of cost method investments and product-related intangible assets of $15.7 million. As of June 30, 2011, $794.2 million of the $1,699.1 million of cash, cash equivalents and available-for-sale investments was held by our foreign subsidiaries. If these funds are needed for our operations in the United States, we would be required to accrue and pay U.S. taxes to repatriate these funds. Our current plans are not expected to require repatriation of cash and investments to fund our U.S. operations and, as a result, we intend to permanently reinvest our foreign earnings. See “– Liquidity and Capital Resources.” We generally invest our cash and cash equivalents in investment grade, highly liquid securities to allow for flexibility in the event of immediate cash needs. Our short-term and long-term investments primarily consist of interest-bearing securities.

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

We currently hold one available-for-sale investment for which quoted prices are not readily available, our $50.0 million face value investment, which matures in September 2011, issued by AIG Matched Funding Corporation, or the AIG Capped Floater. In order to measure the AIG Capped Floater at fair value we used a discounted cash flow model. We then discounted those cash flows at a rate reflecting the market risk inherent in holding an AIG security with a similar maturity as evidenced by pricing in the markets. Since utilizing a discounted cash flow model required us to make assumptions that were not directly or indirectly observable regarding the AIG Capped Floater’s fair value. Accordingly, it is a Level 3 valuation and is included in the table below.

Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

Long-term Investments
(in thousands)
Balance at December 31, 2010	$49,340
Decrease in previously recognized unrealized losses included in accumulated other comprehensive income	441

Balance at June 30, 2011	$49,781

Accounts Receivable, Net

	June 30, 2011	December 31, 2010	2011 Compared to 2010
	(In thousands)
Accounts receivable	$343,569	$382,654	$(39,085)
Allowance for returns	(1,412)	(850)	(562)
Allowance for doubtful accounts	(3,423)	(3,409)	(14)

Accounts receivable, net	$338,734	$378,395	$(39,661)

The decrease in accounts receivable when comparing June 30, 2011 to December 31, 2010 was primarily due to increased collections in the first quarter of 2011 on higher fourth quarter 2010 sales. The activity in our allowance for returns was comprised primarily of $2.2 million of provisions for returns recorded in the first half of 2011 partially offset by $1.7 million in credits issued for returns during the first half of 2011. The activity in our allowance for doubtful accounts was comprised primarily of $0.7 million in additional provisions for doubtful accounts recorded during the first half of 2011 partially offset by $0.7 million of uncollectible accounts written off, net of recoveries. From time to time, we could maintain individually significant accounts receivable balances from our distributors or customers, which are comprised of large business enterprises, governments and small and medium-sized businesses. If the financial condition of our distributors or customers deteriorates, our operating results could be adversely affected.

Credit Facility

Effective on August 9, 2005, we entered into a revolving credit facility, or the Credit Facility, with a group of financial institutions, or the Lenders. Effective September 27, 2006, we entered into an amendment and restatement of the Credit Facility, or the Amendment. The Amendment decreased the overall range of interest we will pay on amounts outstanding on the Credit Facility and lowered the facility fee. In addition, the Amendment extended the term of the Credit Facility. The Credit Facility, as amended, allows us to increase the revolving credit commitment up to a maximum aggregate revolving credit commitment of $175.0 million. The Credit Facility, as amended, will expire on September 27, 2011 and it currently provides for a revolving line of credit in the aggregate amount of $100.0 million, subject to continued covenant compliance. A portion of the revolving line of credit (1) in the aggregate amount of $25.0 million may be available for issuances of letters of credit and (2) in the aggregate amount of $15.0 million may be available for swing line loans. The Credit Facility, as amended, currently bears interest at the London Interbank Offered Rate, or LIBOR, plus 0.32% and adjusts in the future in the range of 0.32% to 0.80% above LIBOR based on the level of our total debt and our adjusted earnings before interest, taxes, depreciation and amortization, or EBITDA. In addition, we are required to pay an annual facility fee ranging from 0.08% to 0.20% based on the aggregate amount available under the Credit Facility, as amended, and the level of our total debt and adjusted EBITDA. During the three months ended June 30, 2011, no funds were borrowed under the Credit Facility, as amended, and as of June 30, 2011 there were no amounts outstanding under the Credit Facility, as amended.

The Credit Facility, as amended, contains customary default provisions, and we must comply with various financial and non-financial covenants. The financial covenants consist of a minimum interest coverage ratio and a maximum consolidated leverage ratio. The primary non-financial covenants contain certain limits on our ability to pay dividends, conduct certain mergers or acquisitions, make certain investments and loans, incur future indebtedness or liens, alter our capital structure or sell stock or assets. As of June 30, 2011, we were in compliance with all covenants of the Credit Facility. We currently do not plan to renew the credit facility upon expiration on September 27, 2011.

Stock Repurchase Program

Our Board of Directors authorized an ongoing stock repurchase program with a total repurchase authority granted to us of $3.0 billion, of which $500.0 million was approved in April 2011. We may use the approved dollar authority to repurchase stock at any time until the approved amounts are exhausted. The objective of our stock repurchase program is to improve stockholders’ returns. At June 30, 2011, approximately $411.6 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. A portion of the funds used to repurchase stock over the course of the program was provided by proceeds from employee stock option exercises and the related tax benefit.

We are authorized to make open market purchases of our common stock using general corporate funds. Additionally, from time to time, we may enter into structured stock repurchase arrangements with large financial institutions using general corporate funds in order to lower the average cost to acquire shares. These programs include terms that require us to make up-front payments to the counterparty financial institution and result in the receipt of stock during or at the end of the agreement or the receipt of either stock or cash at the maturity of the agreement, depending on market conditions. As of June 30, 2011, we did not have any prepaid notional amounts outstanding under structured stock repurchase programs and we did not make any up-front payments to financial institutions related to structured stock repurchase agreements in 2011.

During the three months ended June 30, 2011, we expended approximately $100.0 million on open market purchases, repurchasing 1,208,400 shares of outstanding common stock at an average price of $82.72. During the six months ended June 30, 2011, we expended approximately $199.9 million on open market purchases, repurchasing 2,660,500 shares of outstanding common stock at an average price of $75.14.

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

Shares for Tax Withholding

During the three months ended June 30, 2011, we withheld 39,145 shares from stock units that vested totaling $3.3 million to satisfy minimum tax withholding obligations that arose on the vesting of stock units. During the six months ended June 30, 2011, we withheld 163,740 shares from stock units that vested totaling $12.1 million to satisfy minimum tax withholding obligations that arose on the vesting of stock units. These shares are reflected as treasury stock in our condensed consolidated balance sheets and the related cash outlays reduce our total stock repurchase authority.

During the three months ended June 30, 2010, we withheld 31,126 shares from stock units that vested totaling $1.5 million to satisfy minimum tax withholding obligations that arose on the vesting of stock units. During the six months ended June 30, 2010, we repurchased 91,601 shares from stock units that vested totaling $4.1 million to satisfy minimum tax withholding obligations that arose on the vesting of shares of stock units. These shares are reflected as treasury stock in our condensed consolidated balance sheets and the related cash outlays reduce our total stock repurchase authority.

Office Leases

We have operating lease obligations through 2018 related to two properties that are not utilized. At June 30, 2011, the total remaining obligation on these leases was approximately $6.1 million, of which $2.8 million was accrued as of June 30, 2011, and is reflected in accrued expenses and other current liabilities and other liabilities in our condensed consolidated financial statements. In calculating this accrual, we made estimates, based on market information, including the estimated vacancy periods and sublease rates and opportunities. We periodically re-evaluate our estimates related to these vacant facilities.

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

Evaluation of Disclosure Controls and Procedures

As of June 30, 2011, our management, with the participation of our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that, as of June 30, 2011, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated by and communicated to our management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The financial and strategic benefits we anticipate from acquiring Cloud.com may not be realized.

Acquisitions, including those of high-technology companies, are inherently risky. We cannot provide any assurance that our acquisition of Cloud.com will be successful in helping us reach our financial and strategic goals.

We acquired Cloud.com with the expectation that the acquisition will result in various benefits, including, among other things, enhanced revenue and profits, greater market presence and development, and enhancements to our customer base. We may not realize any of these benefits. In addition, we may not achieve the anticipated benefits of our acquisition of Cloud.com as rapidly as, or to the extent, anticipated by our management and certain financial or industry analysts, and others may not perceive the same benefits of the acquisition as we do. For example, Cloud.com’s contribution to our financial results may not meet the current expectations of our management for a number of reasons, including the following integration risks:

•	difficulties and delays integrating the operations, technologies, and products of Cloud.com;

•	undetected errors or unauthorized use of a third-party’s code in products of Cloud.com;

•	the diversion of management’s attention from normal daily operations of the business;

•	entry into a new market in which we have limited direct prior experience and where competitors have stronger market positions and which are highly competitive;

•	the potential loss of key employees of Cloud.com; and

•	an uncertain revenue and earnings stream from Cloud.com which could unexpectedly dilute our earnings.

In addition, the acquisition of Cloud.com could dilute our profits beyond the current expectations of our management. Operations and costs incurred and potential liabilities assumed in connection with our acquisition of Cloud.com also could have an adverse effect on our business, financial condition and operating results. If these risks materialize, our stock price could be materially and adversely affected.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer

Our Board of Directors has authorized an ongoing stock repurchase program with a total repurchase authority granted to us of $3.0 billion, of which $500.0 million was approved in April 2011. The objective of the stock repurchase program is to improve stockholders’ returns. At June 30, 2011, approximately $411.6 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. The following table shows the monthly activity related to our stock repurchase program for the quarter ended June 30, 2011:

	(a) Total Number of Shares (or Units) Purchased (1)(2)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or approximate dollar value) of Shares (or Units) that may yet be Purchased under the Plans or Programs
April 1, 2011 through April 30, 2011	36,900	$84.65	36,900	$508,390
May 1, 2011 through May 31, 2011	800,443	82.98	800,443	444,345
June 1, 2011 through June 30, 2011	410,202	82.09	410,202	411,552

Total	1,247,545	$82.74	1,247,545	$411,552

(1)	Represents shares acquired in open market purchases. We expended approximately $100.0 million during the quarter ended June 30, 2011 for repurchases of our common stock. For more information see Note 15 to our condensed consolidated financial statements.
(2)	Includes 39,145 shares withheld from stock units that vested in the second quarter of 2011 to satisfy minimum tax withholding obligations that arose on the vesting of stock units.

ITEM 5.	OTHER INFORMATION

Our policy governing transactions in our securities by our directors, officers and employees permits our officers, directors and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The Company has been advised that Asiff S. Hirji, a Director of the Company, and David J. Henshall, Senior Vice President and Chief Financial Officer, entered into new trading plans in the second quarter of 2011 in accordance with Rule 10b5-1 and our policy governing transactions in our securities. Messrs. Hirji and Henshall entered into their trading plans to exercise soon to expire stock options and to sell the underlying shares of common stock. We undertake no obligation to update or revise the information provided herein, including for revision or termination of an established trading plan.

On August 8, 2011, we entered into an indemnification agreement with each of our directors and executive officers. The indemnification agreements provide, among other matters, that we indemnify the directors and executive officers to the fullest extent permitted by law, advance to the directors and executive officers all related expenses (subject to reimbursement if it is subsequently determined that indemnification is not permitted), and reimburse the directors and executive officers for expenses as a witness or in connection with a subpoena for a proceeding in which such director or executive officer is not a party. Under these agreements, we must also indemnify and advance all expenses incurred by the directors and executive officers seeking to enforce their rights under the indemnification agreements. The indemnification and advancement of expenses provided by these indemnification agreements are not deemed exclusive of any other rights that the directors and executive officers may have under our certificate of incorporation or applicable law. Although the form of indemnification agreement offers substantially the same scope of coverage afforded by our certificate of incorporation and applicable law, as a contract it provides greater assurance to our directors and executive officers that indemnification will be available. The foregoing summary is qualified in its entirety by reference to the form of indemnification agreement, a copy of which is filed as Exhibit 10.4 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

ITEM 6.	EXHIBITS

(a)	List of exhibits

Exhibit No.	Description

10.1*	Second Amendment to Citrix Systems, Inc. Amended and Restated 2005 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 2, 2011)

10.2*	Third Amendment to Citrix Systems, Inc. Amended and Restated 2005 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 2, 2011)

10.3*	Form of Amendment to Change in Control Agreements by and between Citrix Systems, Inc. and each Executive Officer

10.4*	Form of Indemnification Agreement by and between Citrix Systems, Inc. and each of its Directors and Executive Officers

10.5*	Form of Restricted Stock Unit Agreement for Non-Employee Directors under the Citrix Systems, Inc. Amended and Restated 2005 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2011)

31.1	Rule 13a-14(a) / 15d-14(a) Certification

31.2	Rule 13a-14(a) / 15d-14(a) Certification

32.1†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101††	The following financial statements from Citrix Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, as filed with the SEC on August 8, 2011, formatted in XBRL, as follows:

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 8th day of August 2011.

CITRIX SYSTEMS, INC.

By:	/s/ DAVID J. HENSHALL
David J. Henshall
Senior Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1*	Second Amendment to Citrix Systems, Inc. Amended and Restated 2005 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 2, 2011)

10.2*	Third Amendment to Citrix Systems, Inc. Amended and Restated 2005 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 2, 2011)

10.3*	Form of Amendment to Change in Control Agreements by and between Citrix Systems, Inc. and each Executive Officer

10.4*	Form of Indemnification Agreement by and between Citrix Systems, Inc. and each of its Directors and Executive Officers

10.5*	Form of Restricted Stock Unit Agreement for Non-Employee Directors under the Citrix Systems, Inc. Amended and Restated 2005 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2011)

31.1	Rule 13a-14(a) / 15d-14(a) Certification

31.2	Rule 13a-14(a) / 15d-14(a) Certification

32.1†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101††	The following financial statements from Citrix Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, as filed with the SEC on August 8, 2011, formatted in XBRL, as follows:

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