Form 10-Q
period 2011-09-30
CITRIX SYSTEMS INC
filed 2011-11-07
CIK 877890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 1, 2011 there were 186,497,771 shares of the registrant’s Common Stock, $.001 par value per share, outstanding.

CITRIX SYSTEMS, INC.
Form 10-Q
For the Quarterly Period Ended September 30, 2011

PART I: FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CITRIX SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2011	December 31, 2010
	(In thousands, except par value)
Assets
Current assets:
Cash and cash equivalents	$312,130	$396,162
Short-term investments — available-for-sale	462,921	497,643
Accounts receivable, net of allowances of $5,101 and $4,259 at September 30, 2011 and December 31, 2010, respectively	339,494	378,395
Inventories, net	7,024	6,980
Prepaid expenses and other current assets	104,595	105,073
Current portion of deferred tax assets, net	85,477	86,226
Total current assets	1,311,641	1,470,479
Long-term investments — available-for-sale	765,822	791,854
Property and equipment, net	277,951	250,482
Goodwill	1,150,033	921,100
Other intangible assets, net	288,778	178,144
Long-term portion of deferred tax assets, net	35,299	43,815
Other assets	53,340	47,726
	$3,882,864	$3,703,600
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$57,490	$65,842
Accrued expenses and other current liabilities	282,869	289,838
Current portion of deferred revenues	710,379	664,332
Total current liabilities	1,050,738	1,020,012
Long-term portion of deferred revenues	123,287	114,638
Other liabilities	48,914	8,362
Commitments and contingencies
Equity:
Citrix Systems, Inc. stockholders’ equity
Preferred stock at $.01 par value: 5,000 shares authorized, none issued and outstanding	—	—
Common stock at $.001 par value: 1,000,000 shares authorized; 281,803 and 277,992 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	282	278
Additional paid-in capital	3,315,606	3,112,186
Retained earnings	2,102,772	1,855,149
Accumulated other comprehensive (loss) income	(5,011)	2,023
	5,413,649	4,969,636
Less — common stock in treasury, at cost (95,534 and 90,502 shares at September 30, 2011 and December 31, 2010, respectively)	(2,753,724)	(2,416,645)
Total Citrix Systems, Inc. stockholders’ equity	2,659,925	2,552,991
Non-controlling interest	—	7,597
Total equity	2,659,925	2,560,588
	$3,882,864	$3,703,600
See accompanying notes.

CITRIX SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands, except per share information)
Revenues:
Product licenses	$193,880	$151,758	$515,466	$423,197
License updates	187,169	174,128	548,920	505,684
Online services	109,558	91,660	315,809	265,821
Technical services	74,741	54,687	206,831	150,236
Total net revenues	565,348	472,233	1,587,026	1,344,938
Cost of net revenues:
Cost of product license revenues	22,345	19,325	54,834	47,125
Cost of services revenues	39,711	25,934	108,283	75,613
Amortization of product related intangible assets	14,679	12,539	39,920	37,314
Total cost of net revenues	76,735	57,798	203,037	160,052
Gross margin	488,613	414,435	1,383,989	1,184,886
Operating expenses:
Research and development	88,933	87,399	254,963	244,644
Sales, marketing and services	212,985	174,734	606,587	531,855
General and administrative	77,586	67,404	229,387	188,828
Amortization of other intangibles	4,430	3,334	11,876	11,267
Restructuring	—	87	24	922
Total operating expenses	383,934	332,958	1,102,837	977,516
Income from operations	104,679	81,477	281,152	207,370
Interest income	3,085	3,638	10,751	11,031
Other (expense) income, net	(4,946)	2,062	48	(523)
Income before income taxes	102,818	87,177	291,951	217,878
Income taxes	10,642	(602)	45,020	35,193
Consolidated net income	92,176	87,779	246,931	182,685
Less: Net loss attributable to non-controlling interest	—	—	692	—
Net income attributable to Citrix Systems, Inc.	$92,176	$87,779	$247,623	$182,685
Net income per share attributable to Citrix Systems, Inc. stockholders:
Net income per share attributable to Citrix Systems, Inc. stockholders — basic	$0.49	$0.47	$1.32	$0.99
Net income per share attributable to Citrix Systems, Inc. stockholders — diluted	$0.49	$0.46	$1.30	$0.96
Weighted average shares outstanding:
Basic	186,979	186,558	187,688	185,397
Diluted	189,730	191,004	191,155	189,827
See accompanying notes.

CITRIX SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
	(In thousands)
Operating Activities
Net income	$246,931	$182,685
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	51,796	48,581
Depreciation and amortization of property and equipment	63,798	54,045
Stock-based compensation expense	63,591	83,906
Loss on investments	1,021	1,667
Provision for doubtful accounts	439	1,939
Provision for product returns	3,827	1,316
Provision for inventory reserves	1,396	2,244
Tax effect of stock-based compensation	39,771	36,814
Excess tax benefit from exercise of stock options	(39,868)	(43,098)
Effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	788	(1,303)
Other non-cash items	4,663	844
Total adjustments to reconcile net income to net cash provided by operating activities	191,222	186,955
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	41,194	25,802
Inventories	(1,440)	(928)
Prepaid expenses and other current assets	(6,703)	(73,206)
Other assets	5,339	3,632
Deferred tax assets, net	(18,285)	7,574
Accounts payable	(12,267)	3,542
Accrued expenses and other current liabilities	(13,837)	38,403
Deferred revenues	46,657	61,324
Other liabilities	30,748	1,182
Total changes in operating assets and liabilities, net of the effects of acquisitions	71,406	67,325
Net cash provided by operating activities	509,559	436,965
Investing Activities
Purchases of available-for-sale investments	(968,184)	(1,009,881)
Proceeds from sales of available-for-sale investments	545,622	384,625
Proceeds from maturities of available-for-sale investments	487,406	344,969
Proceeds from repayments of trading securities	—	44,560
Purchases of property and equipment	(88,855)	(53,101)
Purchases of cost method investments	(15,818)	(3,500)
Cash paid for acquisitions, net of cash acquired	(309,472)	(20,672)
Cash paid for licensing agreements and product related intangible assets	(13,164)	(12,882)
Net cash used in investing activities	(362,465)	(325,882)
Financing Activities
Proceeds from issuance of common stock under stock-based compensation plans	94,827	310,830
Repayment of acquired debt	(11,561)	—
Excess tax benefit from exercise of stock options	39,868	43,098
Purchase of non-controlling interest	(17,207)	—
Stock repurchases, net	(324,897)	(324,906)
Cash paid for tax withholding on vested stock awards	(12,182)	(4,237)
Other	(3,000)	—
Net cash (used in) provided by financing activities	(234,152)	24,785
Effect of exchange rate changes on cash and cash equivalents	3,026	1,677
Change in cash and cash equivalents	(84,032)	137,545
Cash and cash equivalents at beginning of period	396,162	261,443
Cash and cash equivalents at end of period	$312,130	$398,988
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
Investments
Short-term and long-term investments at September 30, 2011 and December 31, 2010 primarily consist of agency securities, corporate securities, municipal securities and government securities. Investments classified as available-for-sale are stated at fair value with unrealized gains and losses, net of taxes, reported in accumulated other comprehensive (loss) income. The Company classifies its available-for-sale investments as current and non-current based on their actual remaining time to maturity. The Company does not recognize changes in the fair value of its available-for-sale investments in income unless a decline in value is considered other-than-temporary in accordance with the authoritative guidance.
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
Inventory
Inventories are stated at the lower of cost or market on a standard cost basis, which approximates actual cost. The Company’s inventories primarily consist of finished goods as of September 30, 2011 and December 31, 2010.
Revenue Recognition
Net revenues include the following categories: Product Licenses, License Updates, Online Services and Technical Services. Product License revenues primarily represent fees related to the licensing of the Company’s software and hardware appliance products. These revenues are reflected net of sales allowances, cooperative advertising agreements, reseller rewards and provisions for returns. The Company licenses most of its software products bundled with a one year contract for its Subscription Advantage program. Subscription Advantage is a renewable program that provides subscribers with immediate access to software upgrades, enhancements and maintenance releases when and if they become available during the term of the contract. License Update revenues consist of fees related to the Subscription Advantage program that are recognized ratably over the term of the contract, which is typically 12 to 24 months. The Company capitalizes certain third party commissions related to Subscription Advantage renewals. The capitalized commissions are amortized to Sales, Marketing and Services expense at the time the related deferred revenue is recognized as revenue. Shipping charges billed to customers are included in product revenue and the related shipping costs are included in cost of product revenue. Online Services are sold separately. Online Services revenues consist primarily of fees related to online service agreements, which are recognized ratably over the contract term, which is typically 12 months. In addition, Online Services revenues may also include set-up fees, which are recognized ratably over the contract term or the expected customer life, whichever is longer. Technical Services revenues are comprised of fees from technical support services and post contract support agreements which are recognized ratably over the contract term as well as revenues from product training and certification, and consulting services revenue related to the implementation of the Company’s products, which is recognized as the services are provided.
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
The Company’s hardware appliances contain software components that are essential to the overall functionality of the products. Effective January 1, 2011, the Company adopted these standards on a prospective basis for new and materially modified arrangements originating after December 31, 2010. The adoption of these standards did not have a material impact on the Company’s financial position and results of operations for the three and nine months ended September 30, 2011. The Company does not expect the adoption of these standards to have a material impact on its financial position and results of operations in the future.
For new and materially modified multiple element transactions which contain non-software deliverables subsequent to the adoption of the amended revenue recognition standards, the arrangement consideration is allocated to stand-alone software deliverables as a group and the non-software deliverables based on the relative selling prices of using the selling price hierarchy in the amended revenue recognition guidance. The selling price hierarchy for a deliverable is based on its VSOE if available, third-party evidence if VSOE is not available, or estimated selling price if neither VSOE nor TPE is available. The Company then recognizes revenue on each deliverable in accordance with its policies for product and service revenue recognition. VSOE of selling price is based on the price charged when the element is sold separately. In determining VSOE, the Company requires that a substantial majority of the selling prices fall within a reasonable range based on historical discounting trends for specific products and services. TPE of selling price is established by evaluating competitor products or services in stand-alone sales to similarly situated customers. However, as the Company’s products contain a significant element of proprietary technology and its solutions offer substantially different features and functionality, the comparable pricing of products with similar functionality typically cannot be obtained. Additionally, as the Company is unable to reliably determine what competitors products’ selling prices are on a stand-alone basis, the Company is not typically able to determine TPE. The estimate of selling price is established considering multiple factors including, but not limited to, pricing practices in different geographies and through different sales channels and competitor pricing strategies.
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
In the normal course of business, the Company is not obligated to accept product returns from its distributors under any conditions, unless the product item is defective in manufacture. The Company establishes provisions for estimated returns, as well as other sales allowances, concurrently with the recognition of revenue. The provisions are established based upon consideration of a variety of factors, including, among other things, recent and historical return rates for both specific products and distributors and the impact of any new product releases and projected economic conditions. Product returns are provided for in the consolidated financial statements and have historically been within management’s expectations. Allowances for estimated product returns amounted to approximately $1.7 million and $0.9 million at September 30, 2011 and December 31, 2010, respectively. The Company also records estimated reductions to revenue for customer programs and incentive offerings including volume-based incentives. The Company could take actions to increase its customer incentive offerings, which could result in an incremental reduction to revenue at the time the incentive is offered.
Foreign Currency
The functional currency for all of the Company’s wholly-owned foreign subsidiaries in its Enterprise division is the U.S. dollar. Monetary assets and liabilities of such subsidiaries are remeasured into U.S. dollars at exchange rates in effect at the balance sheet date, and revenues and expenses are remeasured at average rates prevailing during the year. The functional currency of the Company’s wholly-owned foreign subsidiaries of its Online Services division is the currency of the country in which each subsidiary is located. The Company translates assets and liabilities of these foreign subsidiaries at exchange rates in effect at the balance sheet date. The Company includes accumulated net translation adjustments in equity as a component of accumulated other comprehensive (loss) income. Foreign currency transaction gains and losses are the result of exchange rate changes on transactions denominated in currencies other than the functional currency, including U.S. dollars. The remeasurement of those foreign currency transactions is included in determining net income or loss for the period of exchange.
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

The following table sets forth the computation of basic and diluted net income per share attributable to Citrix Systems, Inc. stockholders (in thousands, except per share information):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Numerator:
Net income attributable to Citrix Systems, Inc. stockholders	$92,176	$87,779	$247,623	$182,685
Denominator:
Denominator for basic earnings per share — weighted-average shares outstanding	186,979	186,558	187,688	185,397
Effect of dilutive employee stock awards	2,751	4,446	3,467	4,430
Denominator for diluted earnings per share — weighted-average shares outstanding	189,730	191,004	191,155	189,827
Net income per share attributable to Citrix Systems, Inc. stockholders — basic	$0.49	$0.47	$1.32	$0.99
Net income per share attributable to Citrix Systems, Inc. stockholders — diluted	$0.49	$0.46	$1.30	$0.96
Anti-dilutive weighted-average shares	3,587	1,625	2,023	1,933
4. ACQUISITIONS
2011 Acquisitions
Netviewer AG
In February 2011, the Company acquired all of the issued and outstanding securities of Netviewer AG (the “Netviewer Acquisition” or “Netviewer”), a privately held European software-as-a-service (“SaaS”) vendor in collaboration and information technology (“IT”) services. Netviewer became part of the Company’s Online Services division and the acquisition enables the extension of its Online Services business in Europe. The total consideration for this transaction was approximately $107.5 million, net of $6.3 million of cash acquired, and was paid in cash. Transaction costs associated with the acquisition were approximately $2.9 million, of which the Company expensed $0.1 million and $0.9 million during the three and nine months ended September 30, 2011, respectively, and are included in general and administrative expense in the accompanying condensed consolidated statement of income. In addition, in connection with the acquisition, the Company assumed non-vested stock units which were converted into the right to receive up to 99,100 shares of the Company's common stock, for which the vesting period reset fully upon the closing of the transaction.
Cloud.com
In July 2011, the Company acquired all of the issued and outstanding securities of Cloud.com, Inc. (the "Cloud.com Acquisition" or "Cloud.com"), a privately held provider of software infrastructure platforms for cloud providers. Cloud.com became part of the Company’s Enterprise division and the acquisition further establishes the Company as a leader in infrastructure for the growing cloud provider market. The total consideration for this transaction was approximately $158.8 million, net of $5.6 million of cash acquired, and was paid in cash. Transaction costs associated with the acquisition were approximately $3.0 million, of which the Company expensed $2.4 million and $3.0 million during the three and nine months ended September 30, 2011, respectively, and are included in general and administrative expense in the accompanying condensed consolidated statements of income. In addition, in connection with the acquisition, the Company assumed non-vested stock units which were converted into the right to receive up to 288,742 shares of the Company's common stock and certain stock options which are exercisable for 183,780 shares of the Company's common stock, for which the vesting period reset fully upon the closing of the transaction.
Other Acquisitions
During the first quarter of 2011, the Company acquired certain assets of a wholly-owned subsidiary of a privately-held company (the "Other Acquisition") for total cash consideration of approximately $10.5 million. The Company accounted for this acquisition as a business combination in accordance with the authoritative guidance and it became part of the Company’s Enterprise division, thereby expanding the Company’s solutions portfolio for service providers and developing integrations with the Company’s cloud application delivery solutions.

In August 2011, the Company acquired all of the issued and outstanding securities of RingCube Technologies, Inc. (the "RingCube Acquisition" or "RingCube"), a privately held company that specializes in user personalization technology for virtual desktops. RingCube became part of the Company’s Enterprise division and the acquisition further solidifies the Company's position in desktop virtualization. The total consideration for this transaction was approximately $32.2 million, net of $0.5 million of cash acquired, and was paid in cash. Transaction costs associated with the acquisition were approximately $0.6 million, of which the Company expensed $0.5 million and $0.6 million during the three and nine months ended September 30, 2011, respectively, and are included in general and administrative expense in the accompanying condensed consolidated statements of income. In addition, in connection with the RingCube acquisition, the Company assumed non-vested stock units which were converted into the right to receive up to 58,439 shares of the Company's common stock, for which the vesting period reset fully upon the closing of the transaction.

Purchase Accounting for the 2011 Acquisitions

The purchase prices for the 2011 Acquisitions, which includes Netviewer, Cloud.com, Ringcube and the Other Acquisition, were allocated to the acquired companies' net tangible and intangible assets based on their estimated fair values as of the date of the acquisition. The allocations of the total purchase prices are summarized below (in thousands):

	Netviewer		Cloud.com		Other Acquisitions (1)
	Purchase Price Allocation	Asset Life	Purchase Price Allocation	Asset Life	Purchase Price Allocation	Asset Life
Current assets	$11,683		$6,460		$569
Other assets	330		32		189
Property and equipment	2,350	Various	260	Various	—	N/A
Deferred tax assets, non-current	—		3,230		13,069
Intangible assets	28,806	4-7 years	89,000	7-12 years	30,600	2-8 years
Goodwill	109,316	Indefinite	101,222	Indefinite	17,386	Indefinite
Assets acquired	152,485		200,204		61,813
Current liabilities assumed	(18,144)		(1,639)		(7,150)
Long-term liabilities assumed	(11,949)		—		(636)
Deferred tax liabilities, non-current	(8,554)		(34,158)		(10,839)
Net assets acquired	$113,838		$164,407		$43,188
(1) Includes RingCube and the Other Acquisition

Current assets acquired in connection with the 2011 Acquisitions consisted primarily of cash and accounts receivable. Current liabilities consisted primarily of deferred revenues, short-term payables, and other accrued expenses. Long-term liabilities consisted of long term debt which was paid in full subsequent to the respective acquisition date. The Company continues to evaluate certain tax assets and liabilities related to the 2011 Acquisitions. Goodwill related to the Netviewer Acquisition was assigned to the Company's Online Services division and the goodwill related to each of the Cloud.com Acquisition, RingCube Acquisition and the Other Acquisition was assigned to the Company's Enterprise division. The goodwill related to the 2011 Acquisitions is not deductible for tax purposes. See Note 10 for segment information. The goodwill amounts are comprised primarily of expected synergies from combining operations and other intangible assets that do not qualify for separate recognition.

Revenues from Netviewer are included in the Company's Online Services division's revenue. Revenues from all other 2011 acquisitions are included in the Company's Enterprise division's revenue. The Company has included the effect of the 2011 Acquisitions in its results of operations prospectively from the date of each acquisition.

Identifiable intangible assets purchased in the 2011 Acquisitions, in thousands, and their weighted average lives are as follows:

	Netviewer	Asset Life	Cloud.com	Asset Life	Other Acquisitions	Asset Life
Trade names	$541	4.0 years	$6,000	12.0 years	$60	2.0 years
Customer relationships	25,019	7.0 years	7,000	8.0 years	3,200	5.3 years
Core and product technologies	3,246	4.0 years	58,000	7.0 years	26,000	5.0 years
Domain name	—		18,000	12.0 years	—
Non-compete agreements	—		—		1,340	3.8 years
Total	$28,806		$89,000		$30,600

The following pro-forma information combines the consolidated results of operations of the Company, Netviewer, Cloud.com, RingCube and the Other Acquisition as if the acquisitions had occurred at the beginning of fiscal year 2010 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues	$565,393	$479,500	$1,592,950	$1,366,917
Income from operations	103,499	66,526	253,144	162,778
Net income	91,078	77,452	228,102	151,660
Per share - basic	0.49	0.42	1.22	0.82
Per share - diluted	0.48	0.41	1.19	0.80
Purchase of Non-Controlling Interest
Kaviza Inc.
The Company presents non-controlling interests of less-than-wholly-owned subsidiaries within the equity section of its condensed consolidated financial statements in accordance with the authoritative guidance for the presentation and disclosure of non-controlling interests of consolidated subsidiaries. In May 2011, the Company acquired all of the non-controlling interest of Kaviza Inc. (“Kaviza”), a provider of virtual desktop infrastructure solutions, for $17.2 million. In addition, the Company also deposited an additional $3.0 million to be held in escrow. As a result of this transaction, the Company has obtained a 100% interest in this subsidiary. In accordance with the authoritative guidance, the excess of the proceeds paid over the carrying amount of the non-controlling interest of Kaviza has been reflected as a reduction of additional paid-in capital. In addition, in connection with the purchase of the non-controlling interest of Kaviza, the Company assumed non-vested stock units which were converted into the right to receive up to 88,687 shares of the Company's common stock and assumed certain stock options which are exercisable for 33,301 shares of the Company's common stock, with existing vesting schedules.
Subsequent Events
ShareFile

In October 2011, the Company acquired all of the issued and outstanding securities of Novel Labs, Inc. (d/b/a “ShareFile”), a privately held provider of secure, cloud-based data storage, sharing and collaboration. ShareFile will become part of the Company's Enterprise division. The total preliminary consideration for this transaction was approximately $54.2 million, net of cash acquired, and was paid in cash. Transaction costs associated with the acquisition are currently estimated at $0.5 million, of which the Company expensed $0.4 million during the three and nine months ended September 30, 2011 and are included in general and administrative expense in the accompanying condensed consolidated statements of income. In addition, in connection with the acquisition, the Company assumed non-vested stock units which were converted into the right to receive up to 180,697 shares of the Company's common stock and assumed certain stock options which are exercisable for 390,775 shares of the Company's common stock, for which the vesting period reset fully upon the closing of the transaction.

App-DNA

In October 2011, the Company entered into a definitive agreement to acquire all of the issued and outstanding securities of App-DNA, a privately held company that specializes in application migration and management. The acquisition is subject to customary closing conditions and is expected to close in the fourth quarter of 2011.
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
5. INVESTMENTS
Available-for-sale Investments
Investments in available-for-sale securities at fair value were as follows for the periods ended (in thousands):

	September 30, 2011				December 31, 2010
Description of the Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency securities	$633,213	$4,218	$(321)	$637,110	$728,177	$2,134	$(780)	$729,531
Corporate securities	476,605	711	(905)	476,411	453,279	933	(1,107)	453,105
Municipal securities	88,768	105	(19)	88,854	28,681	8	(30)	28,659
Government securities	26,146	222	—	26,368	77,976	245	(19)	78,202
Total	$1,224,732	$5,256	$(1,245)	$1,228,743	$1,288,113	$3,320	$(1,936)	$1,289,497
The change in net unrealized gains (losses) on available-for-sale securities recorded in other comprehensive income (loss) includes unrealized gains (losses) that arose from changes in market value of specifically identified securities that were held during the period, gains (losses) that were previously unrealized, but have been recognized in current period net income due to sales, as well as prepayments of available-for-sale investments purchased at a premium. This reclassification has no effect on total comprehensive income or equity and was immaterial for all periods presented.
For the three and nine months ended September 30, 2011, the Company received proceeds from sales of available-for-sale investments of $149.9 million and $545.6 million, respectively, and for the three and nine months ended September 30, 2010, it received proceeds from sales of available-for-sale investments of $140.7 million and $384.6 million, respectively. The Company had no realized gains on the sales of available-for-sale investments during the three months ended September 30, 2011. For the nine months ended September 30, 2011, the Company had realized gains on the sales of available-for-sale investments of $0.4 million. For the three and nine months ended September 30, 2011, the Company had realized losses on available-for-sale investments of $0.4 million and $1.4 million, respectively, primarily related to prepayments at par of securities purchased at a premium. For the three and nine months ended September 30, 2010, the Company had realized gains on the sales of available-for-sale investments of $0.1 million and $2.6 million, respectively. The Company had no realized losses on the sales of available-for-sale investments during the three months ended September 30, 2010. For the nine months ended September 30, 2010, the Company had realized losses on the sales of available-for-sale investments of $0.3 million primarily related to prepayments at par of securities purchased at a premium. All realized gains and losses related to the sales of available-for-sale investments are included in other (expense) income, net, in the accompanying condensed consolidated statements of income.
The average remaining maturities of the Company’s short-term and long-term available-for-sale investments at September 30, 2011 were approximately five months and eight years, respectively.
Unrealized Losses on Available-for-Sale Investments
The gross unrealized losses on the Company’s available-for-sale investments that are not deemed to be other-than-temporarily impaired were $1.2 million and $1.9 million as of September 30, 2011 and December 31, 2010, respectively. The decrease in gross unrealized losses when comparing September 30, 2011 to December 31, 2010 was primarily due to changes in interest rates. Also contributing to the decrease in gross unrealized losses was the maturity in September 2011 of the Company’s investment issued by AIG Matched Funding Corporation (the “AIG Capped Floater”). The Company received the $50.0 million face value of the AIG Capped Floater upon maturity. Because the Company does not intend to sell any of its investments in an unrealized loss position and it is more likely than not that it will not be required to sell the securities before the recovery of its amortized cost basis, which may not occur until maturity, it does not consider the securities to be other-than-temporarily impaired.
Cost Method Investments
The Company held direct investments in privately-held companies of approximately $31.2 million and $21.3 million as of September 30, 2011 and December 31, 2010, respectively, which are accounted for based on the cost method and are included in other assets in the accompanying condensed consolidated balance sheets. The Company periodically reviews these investments for impairment. If the Company determines that an other-than-temporary impairment has occurred, it will write-down the investment to its fair value. The Company determined one of its cost method investments was impaired and recorded a charge of $3.5 million during the third quarter of 2011 which was included in other (expense) income, net in the accompanying condensed consolidated statements of income. See Note 6 for more information.
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
Available-for-sale securities included in Level 1 are valued using closing prices for identical instruments that are traded on active exchanges. Available-for-sale securities included in Level 2 are valued utilizing inputs obtained from an independent pricing service (the “Service”) which uses quoted market prices for identical or comparable instruments rather than direct observations of quoted prices in active markets. The Service gathers observable inputs for all of the Company’s fixed income securities from a variety of industry data providers including, for example, large custodial institutions and other third-party sources. Once the observable inputs are gathered by the Service, all data points are considered and an average price is determined. The Service’s providers utilize a variety of inputs to determine their quoted prices. These inputs may include interest rates, known historical trades, yield curve information, benchmark data, prepayment speeds, credit quality and broker/dealer quotes. Substantially all of the Company’s available-for-sale investments are valued utilizing inputs obtained from the Service and accordingly are categorized as Level 2 in the table below. The Company does not adjust the prices obtained from the Service. Available-for-sale securities are included in Level 3 when relevant observable inputs for a security are not available.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis

	As of September 30, 2011	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Available-for-sale securities:
Agency securities	$637,110	$—	$637,110	$—
Corporate securities	476,411	—	472,581	3,830
Municipal securities	88,854	—	88,854	—
Government securities	26,368	—	26,368	—
Prepaid expenses and other current assets:
Foreign currency derivatives	3,856	—	3,856	—
Total assets	$1,232,599	$—	$1,228,769	$3,830
Accrued expenses and other current liabilities:
Foreign currency derivatives	8,370	—	8,370	—
Total liabilities	$8,370	$—	$8,370	$—
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
The Company has invested in convertible debt securities of certain early-stage entities that are classified as available-for-sale investments. As quoted prices in active markets or other observable inputs were not available for these investments, in order to measure them at fair value, the Company utilized a discounted cash flow model using a discount rate reflecting the market risk inherent in holding securities of an early-stage enterprise, adjusted by the probability-weighted exit possibilities associated with the convertible debt securities. This methodology required the Company to make assumptions that were not directly or indirectly observable regarding the fair value of the convertible debt securities; accordingly it is a Level 3 valuation and is included in the "Purchases of Level securities" line in the table below.

Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

Short-term Investments
(in thousands)
Balance at December 31, 2010	$49,340
Purchases of Level 3 securities	3,830
Proceeds received on Level 3 securities (1)	(50,000)
Decrease in previously recognized unrealized losses included in accumulated other comprehensive (loss) income	660
Balance at September 30, 2011	$3,830

(1) In September 2011, the Company's investment in the AIG Capped Floater matured and proceeds of $50.0 million were received. See Note 5 for more information regarding the AIG Capped Floater.
Assets Measured at Fair Value on a Non-recurring Basis Using Significant Unobservable Inputs (Level 3)

During the third quarter of 2011, one of the Company's cost method investments with a carrying value of $5.0 million was determined to be impaired and has been written down to its fair value of $1.5 million, resulting in an impairment charge of $3.5 million. The impairment charge is included in other (expense) income in the accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2011. The fair value of the cost method investment represents a Level 3 valuation as the assumptions used in valuing this investment were not directly or indirectly observable. See Note 5 for more information regarding cost method investments.
Additional Disclosures Regarding Fair Value Measurements
The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair value due to the short maturity of these items.
7. STOCK-BASED COMPENSATION
The Company’s stock-based compensation program is a long-term retention program that is intended to attract and reward talented employees and align stockholder and employee interests. As of September 30, 2011, the Company had two stock-based compensation plans under which it was granting stock options and non-vested stock units. The Company is currently granting stock-based awards from its Amended and Restated 2005 Equity Incentive Plan (as amended, the “2005 Plan”) and its 2005 Employee Stock Purchase Plan (the “2005 ESPP”). In connection with certain of the Company’s acquisitions, the Company has assumed several plans from acquired companies. The Company’s Board of Directors has provided that no new awards will be granted under the Company’s acquired stock plans. The Company’s superseded and expired stock plans include the Amended and Restated 1995 Stock Plan, Second Amended and Restated 2000 Director and Officer Stock Option and Incentive Plan and Second Amended and Restated 1995 Non-Employee Director Stock Option Plan. Awards previously granted under these plans and still outstanding typically expire ten years from the date of grant and will continue to be subject to all the terms and conditions of such plans, as applicable.
Under the terms of the 2005 Plan, the Company is authorized to grant incentive stock options (“ISOs”), non-qualified stock options (“NSOs”), non-vested stock, non-vested stock units, stock appreciation rights (“SARs”), and performance units and to make stock-based awards to full and part-time employees of the Company and its subsidiaries or affiliates, where legally eligible to participate, as well as consultants and non-employee directors of the Company. Currently, the 2005 Plan provides for the issuance of a maximum of 43,100,000 shares of common stock. Under the 2005 Plan, ISOs must be granted at exercise prices no less than fair market value on the date of grant, except for ISOs granted to employees who own more than 10% of the Company’s combined voting power, for which the exercise prices must be no less than 110% of the fair market value at the date of grant. NSOs and SARs must be granted at no less than fair market value on the date of grant, or in the case of SARs in tandem with options, at the exercise price of the related option. Non-vested stock awards may be granted for such consideration in cash, other property or services, or a combination thereof, as determined by the Company’s Compensation Committee of its Board of Directors. All stock-based awards, other than the long-term incentive awards discussed below, are exercisable or issuable upon vesting. The Company’s policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award. As of September 30, 2011, there were 28,947,452 shares of common stock reserved for issuance pursuant to the Company’s stock-based compensation plans and the Company had authorization under its 2005 Plan to grant 15,936,649 additional stock-based awards.

Under the 2005 ESPP, all full-time and certain part-time employees of the Company are eligible to purchase common stock of the Company twice per year at the end of a six-month payment period (a “Payment Period”). During each Payment Period, eligible employees who so elect may authorize payroll deductions in an amount no less than 1% nor greater than 10% of his or her base pay for each payroll period in the Payment Period. At the end of each Payment Period, the accumulated deductions are used to purchase shares of common stock from the Company up to a maximum of 12,000 shares for any one employee during a Payment Period. Shares are purchased at a price equal to 85% of the fair market value of the Company’s common stock on the last business day of a Payment Period. Employees who, after exercising their rights to purchase shares of common stock in the 2005 ESPP, would own shares representing 5% or more of the voting power of the Company’s common stock, are ineligible to participate under the 2005 ESPP. The 2005 ESPP provides for the issuance of a maximum of 10,000,000 shares of common stock. As of September 30, 2011, 2,214,921 shares had been issued under the 2005 ESPP. The Company recorded stock-based compensation costs related to the 2005 ESPP of $0.9 million and $2.6 million for the three and nine months ended September 30, 2011, respectively.
Stock-Based Compensation
The detail of the total stock-based compensation recognized by income statement classification is as follows (in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
Income Statement Classifications	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Cost of services revenues	$448	$371	$1,112	$999
Research and development	9,599	17,418	21,465	46,029
Sales, marketing and services	8,434	7,448	21,618	22,516
General and administrative	6,473	5,596	19,396	14,362
Total	$24,954	$30,833	$63,591	$83,906
Stock Options
Stock options granted under the 2005 Plan typically have a five-year life and vest over three years at a rate of 33.3% of the shares underlying the option one year from date of grant and at a rate of 2.78% monthly thereafter. The Company also assumes stock options from certain of its acquisitions. See Note 4 for more information related to acquisitions. The Company currently uses the Black-Scholes option pricing model to determine the fair value of stock options. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price, as well as assumptions regarding a number of complex and subjective variables. These variables include the Company’s expected stock price, volatility over the term of the awards, actual employee exercise behaviors, risk-free interest rate and expected dividends. For purposes of valuing stock options, the Company determined the expected volatility factor by considering the implied volatility in two-year market-traded options of the Company’s common stock based on third party volatility quotes in accordance with the provisions of Staff Accounting Bulletin (“SAB”) No. 107, Share Based Payment. The Company’s decision to use implied volatility was based upon the availability of actively traded options on the Company’s common stock and its assessment that implied volatility is more representative of future stock price trends than historical volatility. The approximate risk free interest rate was based on the implied yield available on U.S. Treasury zero-coupon issues with remaining terms equivalent to the Company’s expected terms on stock options. The expected term of stock options was based on the historical employee exercise patterns. The Company also periodically analyzes its historical pattern of option exercises based on certain demographic characteristics and determined that there were no meaningful differences in option exercise activity based on the demographic characteristics. The Company does not intend to pay dividends on its common stock in the foreseeable future. Accordingly, the Company used a dividend yield of zero in its option pricing model.
The weighted average fair value of stock options granted during the three months ended September 30, 2011 was $25.63. The total intrinsic value of options exercised during the three and nine months ended September 30, 2011 was $9.1 million and $132.9 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares. As of September 30, 2011, there was $111.5 million of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted-average period of 2.38 years.

The assumptions used to value option grants under the 2005 Plan are as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Expected volatility factor	0.50	0.34	.38 - .50	.34 - .44
Approximate risk free interest rate	0.64%	0.89%	.64% - 1.10%	.89% - 1.61%
Expected term (in years)	3.27	3.06	3.27	3.06 - 3.37
Expected dividend yield	0%	0%	0%	0%
Non-vested Stock Units
Annually, the Company awards senior level employees non-vested performance stock units granted under the 2005 Plan. The number of non-vested stock units underlying each award is determined one year after the date of the award and is based on achievement of a specific corporate financial performance goal. If the performance goal is less than 90% attained, then no non-vested stock units will be issued pursuant to the authorized award. For performance at and above 90%, the number of non-vested stock units issued is based on a graduated slope, with the maximum number of non-vested stock units issuable pursuant to the award capped at 125% of the base number of non-vested stock units set forth in the award agreement. The Company is required to estimate the attainment that will be achieved related to the defined performance goals and the number of non-vested stock units that will ultimately be awarded in order to recognize compensation expense over the vesting period. If the performance goal is met, the non-vested stock units vest 33.33% on each anniversary subsequent to the date of the award. Each non-vested stock unit, upon vesting, represents the right to receive one share of the Company’s common stock. If the performance goals are not met, no compensation cost will ultimately be recognized in that period and any previously recognized compensation cost will be reversed. For awards of non-vested performance stock units made in 2010, the performance goal was achieved within the range of the graduated slope and there was no material adjustment to compensation cost related to non-vested stock units granted to executives.
The Company also awards senior level and certain other employees non-vested stock units granted under the 2005 Plan that vest based on service. The majority of these non-vested stock units vest 33.33% on each anniversary subsequent to the date of the award. The remaining awards vest on the 3rd anniversary subsequent to the grant date in their entirety. Each non-vested stock unit, upon vesting, will represent the right to receive one share of the Company’s common stock. In addition, the Company awards non-vested stock units to all of its non-employee directors. These units vest monthly in 12 equal installments based on service and, upon vesting, each stock unit represents the right to receive one share of the Company’s common stock.
As of September 30, 2011, the number of non-vested stock units outstanding was 1,798,940 and there was $86.2 million of total unrecognized compensation cost related to non-vested stock units. The unrecognized cost is expected to be recognized over a weighted-average period of 2.33 years.
Long-term Incentive Plan
In May 2009, the Company granted certain senior level executives restricted stock unit awards that vest based on market and service conditions as part of a long-term incentive plan. The number of restricted stock units underlying each award is determined at the end of a three-year performance period ending December 31, 2011. In order to vest, the Company’s stock price must appreciate by at least ten percent by the end of the performance period. If the Company’s stock appreciation is at least ten percent, then the percentage of the restricted stock units that will vest will be determined by comparing the Company’s stock price appreciation to the appreciation of the weighted average of two stock market indices comprised of the Standard & Poor’s 500 Index (the “S&P 500”), which has been assigned a two-thirds weighting, and the iShares Standard & Poor’s North America Technology Index (the “IGM”), which has been assigned a one-third weighting. Based on the level of performance, up to 200% of the award may vest. After vesting, the shares underlying the award will be issued at the earliest of (i) six months and one day after the participant’s separation from the Company (other than termination for cause), (ii) the participant’s death, or (iii) the effective date of a change in control of the Company. In the event of a change in control of the Company prior to the end of the performance period, the payout of any award is limited to a prorated portion of such award based upon a performance assessment prior to the change in control date.
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

The estimated fair value of each award was $24.16 as of the date of grant. As of September 30, 2011, the number of restricted stock units granted pursuant to these awards was 175,667 and there was $0.5 million of total unrecognized compensation cost related to these restricted stock unit awards. The unrecognized cost is expected to be recognized over 0.3 years.
8. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The Company accounts for goodwill in accordance with the authoritative guidance, which requires that goodwill and certain intangible assets are not amortized, but are subject to an annual impairment test. There was no impairment of goodwill as a result of the annual impairment tests completed during the fourth quarter of 2010. In September 2011, the FASB issued guidance on testing goodwill for impairment. The guidance provides entities with an option to perform a qualitative assessment to determine whether further quantitative impairment testing is necessary. The Company has elected to early adopt the guidance and will perform the qualitative assessment when it performs its goodwill impairment test in the fourth quarter of 2011. Excluding goodwill, the Company has no intangible assets deemed to have indefinite lives. See Note 4 for acquisitions and Note 10 for segment information.
The following table presents the change in goodwill allocated to the Company’s reportable segments during the nine months ended September 30, 2011 (in thousands):

	Balance at January 1, 2011	Additions		Other		Balance at September 30, 2011
Enterprise division	$733,720	$118,576		$30		$852,326
Online Services division	187,380	109,316		1,011	(2)	297,707
Consolidated	$921,100	$227,892	(1)	$1,041		$1,150,033

(1)	Amount primarily relates to acquisitions. See Note 4 for more information regarding the Company’s acquisitions.

(2)	Amount primarily includes foreign currency translation.
Intangible Assets
The Company has intangible assets with finite lives that are recorded at cost, less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally three to seven years, except for patents, which are amortized over the lesser of their remaining life or ten years. Intangible assets consist of the following (in thousands):

	September 30, 2011		December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Product related intangible assets	$421,562	$255,846	$332,878	$218,915
Other	252,167	129,105	178,395	114,214
Total	$673,729	$384,951	$511,273	$333,129

Amortization of product related intangible assets, which consists primarily of product related technologies and patents, was $14.7 million and $12.5 million for the three months ended September 30, 2011 and 2010, respectively, and $39.9 million and $37.3 million for the nine months ended September 30, 2011 and 2010, respectively, and is classified as a component of cost of net revenues on the accompanying condensed consolidated statements of income. Amortization of other intangible assets, which consist primarily of customer relationships, trade names and covenants not to compete was $4.4 million and $3.3 million for the three months ended September 30, 2011 and 2010, respectively, and $11.9 million and $11.3 million for the nine months ended September 30, 2011 and 2010, respectively, and is classified as a component of operating expenses on the accompanying condensed consolidated statements of income. Estimated future amortization expense is as follows (in thousands):

Year ending December 31,
2011	$69,954
2012	64,560
2013	57,754
2014	50,775
2015	29,966
9. CREDIT FACILITY
Effective on August 9, 2005, the Company entered into a revolving credit facility (the “Credit Facility”) with a group of financial institutions. Effective September 27, 2006, the Company entered into an amendment and restatement of its Credit Facility (the “Amendment”). The Amendment decreased the overall range of interest rates the Company paid on amounts outstanding on the Credit Facility and lowered the facility fee. In addition, the Amendment extended the term of the Credit Facility until September 27, 2011. The Credit Facility, as amended, provided for a revolving line of credit in the aggregate amount of $100.0 million, subject to continued covenant compliance. The Credit Facility, as amended, bore interest at the London Interbank Offered Rate (“LIBOR”) plus 0.32% and adjusted in the range of 0.32% to 0.80% above LIBOR based on the level of the Company’s total debt and its adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) as defined in the agreement. In addition, the Company was required to pay a quarterly facility fee ranging from 0.08% to 0.20% based on the aggregate amount available under the Credit Facility, as amended, and the level of the Company’s total debt and its adjusted EBITDA. The Company did not renew the credit facility and it expired on September 27, 2011. Upon expiration, there was no indebtedness outstanding under the Credit Facility.
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
The Company does not engage in intercompany revenue transfers between segments. The Company’s chief operating decision maker (“CODM”) evaluates the Company’s performance based primarily on profitability from its Enterprise division products and Online Services division services. Segment profit for each segment includes certain research and development, sales, marketing, general and administrative expenses directly attributable to the segment as well as other corporate costs allocated to the segment and excludes certain expenses that are managed outside of the reportable segments. Costs excluded from segment profit primarily consist of certain restructuring charges, stock-based compensation costs, amortization of product related technology, amortization of other intangible assets, net interest and other (expense) income, net. Accounting policies of the Company’s segments are the same as its consolidated accounting policies.

Net revenues and segment profit, classified by the Company’s two reportable segments were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net revenues:
Enterprise division	$455,790	$380,573	$1,271,217	$1,079,117
Online Services division	109,558	91,660	315,809	265,821
Consolidated	$565,348	$472,233	$1,587,026	$1,344,938
Segment profit:
Enterprise division	$124,835	$102,940	$341,903	$273,649
Online Services division	23,907	25,330	54,660	67,130
Unallocated expenses (1):
Amortization of intangible assets	(19,109)	(15,873)	(51,796)	(48,581)
Restructuring	—	(87)	(24)	(922)
Net interest and other income	(1,861)	5,700	10,799	10,508
Stock-based compensation	(24,954)	(30,833)	(63,591)	(83,906)
Consolidated income before income taxes	$102,818	$87,177	$291,951	$217,878

(1)	Represents expenses presented to management on a consolidated basis only and not allocated to the operating segments.
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

Revenues by product grouping for the Company’s Enterprise division and Online Services division were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net revenues:
Enterprise division
Desktop Solutions revenues(1)	$315,983	$277,090	$909,751	$812,769
Datacenter and Cloud Solutions revenues(2)	111,155	84,240	282,081	213,188
Enterprise technical services(3)	23,210	15,339	63,991	39,968
Other	5,442	3,904	15,394	13,192
Total Enterprise division revenues	455,790	380,573	1,271,217	1,079,117
Online Services division revenues	109,558	91,660	315,809	265,821
Total net revenues	$565,348	$472,233	$1,587,026	$1,344,938

(1)
Desktop Solutions revenues are primarily comprised of sales from the Company’s desktop virtualization product, XenDesktop, and the Company’s application virtualization product, XenApp, and related license updates and technical support.

(2)
Datacenter and Cloud Solutions revenues are primarily comprised of sales from the Company’s cloud networking products which include NetScaler, Access Gateway and Branch Repeater and the Company’s server virtualization and cloud infrastructure products which include XenServer, Essentials for Hyper-V, CloudPortal and CloudStack and related license updates and maintenance.

(3)	Technical services revenues are primarily comprised of revenues from consulting and education services.
Revenues by Geographic Location
The following table presents revenues by segment and geographic location, for the following periods (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net revenues:
Enterprise division
Americas	$262,629	$217,349	$715,104	$598,280
EMEA	136,794	122,628	406,116	367,143
Asia-Pacific	56,367	40,596	149,997	113,694
Total Enterprise division revenues	455,790	380,573	1,271,217	1,079,117
Online Services division
Americas	92,975	83,991	271,925	244,115
EMEA	14,074	5,931	36,795	16,863
Asia-Pacific	2,509	1,738	7,089	4,843
Total Online Services division revenues	109,558	91,660	315,809	265,821
Total net revenues	$565,348	$472,233	$1,587,026	$1,344,938

Identifiable assets classified by the Company’s reportable segments are shown below.

	September 30, 2011	December 31, 2010
	(In thousands)
Identifiable assets:
Enterprise division	$3,402,978	$3,386,392
Online Services division	479,886	317,208
Total identifiable assets	$3,882,864	$3,703,600
The increases in identifiable assets are primarily due to goodwill and intangible assets recorded in conjunction with the Company's 2011 Acquisitions. See Note 4 for additional information regarding the Company’s acquisitions.
11. RESTRUCTURING
During the first quarter of 2009, the Company announced a restructuring program and reduced its headcount by approximately 450 full-time positions. The restructuring program was completed in 2009. Total costs incurred as of September 30, 2011 since the inception of the restructuring program were $27.5 million, of which $26.3 million was related to the Company’s Enterprise division and $1.2 million was related to its Online Services division.
Restructuring charges related to the reduction of the Company’s headcount and non-cancelable lease costs related to the consolidation and exiting of excess facilities were not material for the three and nine months ended September 30, 2011, and were $0.1 million and $0.9 million, respectively, during the three and nine months ended September 30, 2010. All charges for the periods presented are attributable to the Company’s Enterprise division.
Restructuring accruals
As of September 30, 2011, the $0.1 million in outstanding restructuring liability relates to non-cancelable lease costs related to the consolidation of excess facilities that the Company expects to pay over the lives of the related obligations through fiscal 2012, all of which were related to the Company’s Enterprise division.
The activity in the Company’s restructuring accruals for the nine months ended September 30, 2011 is summarized as follows (in thousands):

Total
Balance at January 1, 2011	$1,275
Employee severance and related costs	24
Adjustments to non-cancelable lease costs and other charges	—
Payments	(1,244)
Reversal of previous charges	—
Balance at September 30, 2011	$55
12. DERIVATIVE FINANCIAL INSTRUMENTS
Derivatives Designated as Hedging Instruments
As of September 30, 2011, the Company’s derivative assets and liabilities primarily resulted from cash flow hedges related to its forecasted operating expenses transacted in local currencies. A substantial portion of the Company’s overseas expenses are and will continue to be transacted in local currencies. To protect against fluctuations in operating expenses and the volatility of future cash flows caused by changes in currency exchange rates, the Company has established a program that uses foreign exchange forward contracts to hedge its exposure to these potential changes. The terms of these instruments, and the hedged transactions to which they relate, generally do not exceed 12 months and the maximum term is 18 months.
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
The total cumulative unrealized (loss) gain on cash flow derivative instruments was $(4.2) million and $6.1 million at September 30, 2011 and December 31, 2010, respectively, and is included in accumulated other comprehensive (loss) income in the accompanying condensed consolidated balance sheets. The net unrealized loss as of September 30, 2011 is expected to be recognized in income over the next twelve months at the same time the hedged items are recognized in income.
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
Fair Values of Derivative Instruments

	Asset Derivatives				Liability Derivatives
(In thousands)
	September 30, 2011		December 31, 2010		September 30, 2011		December 31, 2010
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid expenses and other current assets	$3,802	Prepaid expenses and other current assets	$13,192	Accrued expenses and other current liabilities	$8,247	Accrued expenses and other current liabilities	$6,745

	Asset Derivatives				Liability Derivatives
(In thousands)
	September 30, 2011		December 31, 2010		September 30, 2011		December 31, 2010
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid expenses and other current assets	$54	Prepaid expenses and other current assets	$—	Accrued expenses and other current liabilities	$123	Accrued expenses and other current liabilities	$—

The Effect of Derivative Instruments on Financial Performance

	For the Three Months Ended September 30,
	(In thousands)
Derivatives in Cash Flow Hedging Relationships	Amount of (Loss) Gain Recognized in Other Comprehensive Income (Effective Portion)		Location of (Loss) Gain Reclassified from Accumulated Other Comprehensive (Loss) Income into Income (Effective Portion)	Amount of Gain Reclassified from Accumulated Other Comprehensive (Loss) Income (Effective Portion)
	2011	2010		2011	2010
Foreign currency forward contracts	$(11,490)	$10,162	Operating expenses	$3,672	$2,268

	For the Nine Months Ended September 30,
	(In thousands)
Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in Other Comprehensive Income (Effective Portion)		Location of (Loss) Gain Reclassified from Accumulated (Loss) Other Comprehensive Income into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive (Loss) Income (Effective Portion)
	2011	2010		2011	2010
Foreign currency forward contracts	$(10,233)	$(808)	Operating expenses	$9,166	$(2,482)

There was no material ineffectiveness in the Company’s foreign currency hedging program in the periods presented.

	For the Three Months Ended September 30,
	(In thousands)
Derivatives Not Designated as Hedging Instruments	Location of Loss Recognized in Income on Derivative	Amount of Loss Recognized in Income on Derivative
		2011	2010
Foreign currency forward contracts	Other (expense) income, net	$(456)	$(836)

	For the Nine Months Ended September 30,
	(In thousands)
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		2011	2010
Foreign currency forward contracts	Other (expense) income, net	$958	$(1,324)

Outstanding Foreign Currency Forward Contracts
As of September 30, 2011, the Company had the following net notional foreign currency forward contracts outstanding (in thousands):

Foreign Currency	Currency Denomination
Australian dollars	AUD 16,627
British pounds sterling	GBP 9,462
Canadian dollars	CAD 2,507
Chinese renminbi	CNY 10,419
Euro	EUR 31,122
Hong Kong dollars	HKD 18,372
Indian rupees	INR 43,492
Japanese yen	JPY 862,442
Singapore dollars	SGD 3,243
Swiss francs	CHF 15,847
13. COMPREHENSIVE INCOME
The components of comprehensive income, net of tax, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net income attributable to Citrix Systems, Inc.	$92,176	$87,779	$247,623	$182,685
Other comprehensive income:
Change in unrealized (loss) gain on available-for-sale securities	(218)	3,027	2,048	5,835
Net change due to derivative instruments	(11,490)	10,162	(10,233)	(808)
Foreign currency translation adjustments	(6,222)	(105)	1,151	(473)
Comprehensive income	74,246	100,863	240,589	187,239
Less: Comprehensive income attributable to non-controlling interest	—	—	692	—
Comprehensive income attributable to Citrix Systems, Inc.	$74,246	$100,863	$239,897	$187,239

The components of accumulated other comprehensive (loss) income, net of tax, are as follows (in thousands):

	September 30, 2011	December 31, 2010
Unrealized gain on available-for-sale securities	$2,680	$632
Unrealized (loss) gain on derivative instruments	(4,150)	6,083
Cumulative foreign currency translation adjustments	265	(886)
Other comprehensive loss on pension liability	(3,806)	(3,806)
Accumulated other comprehensive (loss) income	$(5,011)	$2,023
14. INCOME TAXES
The Company’s net unrecognized tax benefits totaled approximately $70.4 million and $63.9 million as of September 30, 2011 and December 31, 2010, respectively. There was $1.3 million included in the balance at September 30, 2011 for tax positions which would not affect the annual effective tax rate. During the quarter ended September 30, 2011, the Company recognized $0.1 million of expense related to interest, which is included in income tax expense. The Company has approximately $1.5 million for the payment of interest and penalties accrued at September 30, 2011.
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

The Company is required to estimate its income taxes in each of the jurisdictions in which it operates as part of the process of preparing its condensed consolidated financial statements. At September 30, 2011, the Company had approximately $98.7 million in net deferred tax assets. The authoritative guidance requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company reviews deferred tax assets periodically for recoverability and makes estimates and judgments regarding the expected geographic sources of taxable income and gains from investments, as well as tax planning strategies in assessing the need for a valuation allowance.
The Company maintains certain strategic management and operational activities in overseas subsidiaries and its foreign earnings are taxed at rates that are generally lower than in the United States. The Company does not expect to remit earnings from its foreign subsidiaries. The Company’s effective tax rate was approximately 10.4% and (0.7)% for the three months ended September 30, 2011 and 2010, respectively, and 15.4% and 16.2% for the nine months ended September 30, 2011 and 2010, respectively. The increase in the effective tax rate when comparing the three months ended September 30, 2011 to the three months ended September 30, 2010 was primarily due to a net tax benefit of $18.5 million recognized during the third quarter of 2010. The decrease in the effective tax rate when comparing the nine months ended September 30, 2011 to the nine months ended September 30, 2010 was primarily due to higher earnings in jurisdictions taxed at lower rates. The effective tax rates for the three and nine months ended September 30, 2011 were also reduced by a net tax benefit of $5.7 million related to adjustments to research and development credits recorded in the third quarter of 2011.
The Company’s effective tax rate generally differs from the U.S. federal statutory rate of 35% due primarily to lower tax rates on earnings generated by the Company’s foreign operations that are taxed primarily in Switzerland. The Company has not provided for U.S. taxes for those earnings because it plans to reinvest all of those earnings indefinitely outside the United States.
15. TREASURY STOCK
Stock Repurchase Programs
The Company’s Board of Directors authorized an ongoing stock repurchase program with a total repurchase authority granted to the Company of $3.0 billion. The Company may use the approved dollar authority to repurchase stock at any time until the approved amount is exhausted. The objective of the Company’s stock repurchase program is to improve stockholders’ returns. At September 30, 2011, approximately $286.6 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. A portion of the funds used to repurchase stock over the course of the program was provided by proceeds from employee stock option exercises and the related tax benefit.
The Company is authorized to make open market purchases of its common stock using general corporate funds. Additionally, from time to time, the Company may enter into structured stock repurchase arrangements with large financial institutions using general corporate funds in order to lower the average cost to acquire shares. These programs include terms that require the Company to make up-front payments to the counterparty financial institution and result in the receipt of stock during or at the end of the term of the agreement or the receipt of either stock or cash at the maturity of the agreement, depending on market conditions. As of September 30, 2011, the Company did not have any prepaid notional amounts outstanding under structured stock repurchase programs and it did not make any up-front payments to financial institutions related to structured stock repurchase agreements in 2011.
During the three months ended September 30, 2011, the Company expended approximately $125.0 million on open market purchases, repurchasing 2,205,270 shares of outstanding common stock at an average price of $56.68. During the nine months ended September 30, 2011, the Company expended approximately $324.9 million on open market purchases, repurchasing 4,865,770 shares of outstanding common stock at an average price of $66.77.
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
Shares for Tax Withholding
During the three months ended September 30, 2011, the Company withheld 1,998 shares from stock units that vested totaling $0.1 million to satisfy minimum tax withholding obligations that arose on the vesting of stock units. During the nine months ended September 30, 2011, the Company withheld 165,738 shares from stock units that vested totaling $12.2 million to satisfy minimum tax withholding obligations that arose on the vesting of stock units. These shares are reflected as treasury stock in the Company’s condensed consolidated balance sheets and the related cash outlays reduce the Company’s total stock repurchase authority.
During the three months ended September 30, 2010, the Company withheld 1,627 shares from stock units that vested totaling $0.1 million to satisfy minimum tax withholding obligations that arose on the vesting of stock units. During the nine months ended September 30, 2010, the Company withheld 93,228 shares from stock units that vested totaling $4.2 million to satisfy minimum tax withholding obligations that arose on the vesting of stock units. These shares are reflected as treasury stock in the Company’s condensed consolidated balance sheets and the related cash outlays reduce the Company’s total stock repurchase authority.
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
The Company has operating lease obligations through 2018 related to two properties that are not utilized. At September 30, 2011, the total remaining obligation on these leases was approximately $5.5 million, of which $2.2 million was accrued as of September 30, 2011, and is reflected in accrued expenses and other current liabilities and other liabilities in the accompanying condensed consolidated balance sheets. In calculating these accruals, the Company made estimates, based on market information, including the estimated vacancy periods and sublease rates and opportunities. The Company periodically re-evaluates its estimates related to these vacant facilities.
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
Our operating results and financial condition have varied in the past and could in the future vary significantly depending on a number of factors. From time to time, information provided by us or statements made by our employees contain “forward-looking” information that involves risks and uncertainties. In particular, statements contained in this Quarterly Report on Form 10-Q, and in the documents incorporated by reference into this Quarterly Report on Form 10-Q, that are not historical facts, including, but not limited to, statements concerning new products, research and development, offerings of products and services, market positioning and opportunities, headcount, customer demand, financial information and results of operations for future periods, product and price competition, strategy and growth initiatives, international operations and expansion, investment transactions and valuations of investments and derivative instruments, reinvestment or repatriation of foreign earnings, fluctuations in foreign exchange rates, tax matters, the finalization of our tax settlement and written agreement with the IRS, the expected benefits of acquisitions, the completion of pending acquisitions, changes in domestic and foreign economic conditions and credit markets, liquidity, litigation and intellectual property matters, constitute forward-looking statements and are made under the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are neither promises nor guarantees. Our actual results of operations and financial condition have varied and could in the future vary materially from those stated in any forward-looking statements. The factors described in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2010, as updated in Part II, Item 1A in this Quarterly Report on Form 10-Q, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q, in the documents incorporated by reference into this Quarterly Report on Form 10-Q or presented elsewhere by our management from time to time. Such factors, among others, could have a material adverse effect upon our business, results of operations and financial condition. We caution readers not to place undue reliance on any forward-looking statements, which only speak as of the date made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.
Executive Summary
Overview
Management’s discussion and analysis of financial condition and results of operations is intended to help the reader understand our financial condition and results of operations. This section is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for the three months and nine months ended September 30, 2011. The results of operations for the periods presented in this report are not necessarily indicative of the results expected for the full year or for any future period, due in part to the seasonality of our business. Historically, our revenue for the fourth quarter of any year is typically higher than our revenue for the first quarter of the subsequent year.
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

We are a strategic technology provider transforming how people, business and IT work and collaborate in the Cloud era. With our virtualization, networking and cloud technologies, we make complex enterprise IT simpler and more accessible for a diverse, global, and mobile workforce. We deliver a secure and familiar virtual workplace experience, so people can work and collaborate anywhere, with anyone on any device, simply accessing the services they need. This gives workers more control over their work and life, while helping business and IT be more flexible and agile.
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
We saw uncertainties surrounding IT spending, particularly in the European markets in 2010. This trend has continued in 2011 as we still see uneven demand in many European countries, especially in the public sector. This overall economic uncertainty may adversely affect sales of our products and services and may result in longer sales cycles, slower adoption of technologies and increased price competition, particularly in Europe. Offsetting the uneven demand in European countries, we continue to see demand growth in the Americas and Asia-Pacific regions.
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
We continue to make strategic investments in research and development of existing and new products, and to invest in research and development of advanced and innovative technologies for future application, including increasing research and development capacity and headcount. We believe that delivering innovative and high-value solutions through our Enterprise division’s products and our Online Services division’s services is the key to meeting customer and partner needs and achieving our future growth. We also intend to continue making significant investments to expand our brand awareness in virtualization, networking and cloud computing spaces. We plan to increase sales, consulting and technical services capacity and headcount to support larger strategic customer engagements and more focus on SI partnerships, as well as investing in new channel programs that allow our partners to upgrade their capabilities in desktop virtualization, which we currently believe is our largest area of opportunity.
Enterprise division
In July 2011, we acquired Cloud.com, Inc., or Cloud.com, a market leading provider of software infrastructure platforms for cloud providers. Cloud.com’s CloudStackTM product line helps providers of all types deploy and manage simple, cost-effective cloud services that are scalable, secure, and open by design. In August 2011, we acquired RingCube, a company that specializes in user personalization technology for virtual desktops.
In October 2011, we acquired Novel Labs, Inc., or ShareFile, a market leading provider of secure, cloud-based data storage, sharing and collaboration. The ShareFile product line makes it easy for businesses of all sizes to securely store, sync and share business documents and files, both inside and outside the company. ShareFile's centralized cloud storage capability also allows users to share files across multiple devices and access them from any location.
In October 2011, we entered into a definitive agreement to acquire App-DNA™, a leader in application migration. The pending acquisition is subject to customary closing conditions and is expected to close in the fourth quarter. App-DNA technology will add a significant component to our Desktop Transformation Model, which is aimed at helping customers speed deployments of desktop virtualization enterprise-wide. The App-DNA AppTitude™ product enables organizations to quickly and intelligently assess their application portfolio and migration plans. See 2011 Acquisitions below for more information related to our acquisitions.
Our Desktop Solutions are built to transform and reduce the cost of traditional desktop management by virtualizing the desktop, with our XenDesktop product, and virtualizing applications, with our XenApp product, in a customer’s datacenter. We are moving the delivery of desktops and related applications to an on-demand service as opposed to the delivery of a device. We continue to see growing customer interest in XenDesktop and, in addition, by making the XenDesktop trade-up program a standard program, we are maximizing our XenApp install base and driving continued XenDesktop adoption. Further, we are helping customers accelerate the implementation of desktop virtualization enterprise-wide through our Desktop Transformation Model. Our Desktop Transformation Model has been enhanced by our acquisition of RingCube, which facilitates user personalization in virtual desktop deployments, and our pending App-DNA acquisition, which will provide customers a means of analyzing an enterprise's application portfolio, offering deployment guidance and a project effort calculator.
Our Datacenter and Cloud Solutions, including our cloud networking products, server virtualization products and cloud infrastructure products, which include our newly acquired CloudStack product, can alter the traditional economics of the datacenter by providing much greater levels of flexibility of computing resources, especially with respect to servers, by improving application performance and thereby reducing the amount of processing power involved, and allowing easy reconfiguration of servers by allowing storage and network infrastructure to be added-in virtually rather than physically. Our cloud networking products are also enhancing our differentiation and driving customer interest around desktop virtualization, as enterprises are finding good leverage in deploying these technologies together.

Online Services division
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
In addition, we continue to grow our Online Services division by increasing our addressable market geographically and offering services that appeal to a wider range of customers. To accelerate the European expansion of our Online Services division, in February 2011, we acquired Netviewer AG, or Netviewer, a privately held European SaaS vendor in collaboration and IT services. Netviewer is part of our Online Services division and is expected to further enable the extension of our SaaS leadership in Europe.
Summary of Results
For the three months ended September 30, 2011 compared to the three months ended September 30, 2010, a summary of our results included:

•	Product License revenue increased 27.8% to $193.9 million;

•	License Updates revenue increased 7.5% to $187.2 million;

•	Online Services revenue increased 19.5% to $109.6 million;

•	Technical Services revenue increased 36.7% to $74.7 million;

•	Operating income increased 28.5% to $104.7 million; and

•	Diluted net income per share increased 5.7% to $0.49.
The increase in our Product License revenue was driven by increased sales of our Desktop Solutions products, led by XenDesktop and our Datacenter and Cloud Solutions products, led by NetScaler. We currently target our Product License revenue to increase when comparing the fourth quarter of 2011 to the third quarter of 2011. The increase in License Updates revenue was primarily driven by an increase in renewals of our Subscription Advantage product. Our Online services revenue increased due to increased sales of our web collaboration services. Technical Services revenue increased due to increases in support revenues of $12.1 million driven by increased sales of our support related to our Datacenter and Cloud Solutions and a $6.7 million increase in sales of consulting services related to our Enterprise division’s products. We currently target that total revenue will increase when comparing the fourth quarter of 2011 to the third quarter of 2011, as well as when comparing the 2011 fiscal year to the 2010 fiscal year. The increase in operating income is primarily due to an increase in total revenues due to the factors discussed above.
2011 Acquisitions
Netviewer AG
In February 2011, we acquired all of the issued and outstanding securities of Netviewer AG, or the Netviewer Acquisition or Netviewer, a privately held European software-as-a-service, or SaaS, vendor in collaboration and IT services. Netviewer became part of our Online Services division and the acquisition enables the extension of our Online Services business in Europe. The total consideration for this transaction was approximately $107.5 million, net of $6.3 million of cash acquired, and was payable in cash. Transaction costs associated with the acquisition were approximately $2.9 million, of which we expensed $0.1 million during the three months ended September 30, 2011 and $0.9 million during the nine months ended September 30, 2011 and are included in general and administrative expense in our condensed consolidated statements of income. In addition, in connection with the acquisition, we assumed non-vested stock units which were converted into the right to receive up to 99,100 shares of our common stock, for which the vesting period reset fully upon the closing of the transaction. Revenues from Netviewer are included in our Online Services division's revenue.
Cloud.com
In July 2011, we acquired all of the issued and outstanding securities of Cloud.com, Inc., or Cloud.com, a privately held provider of software infrastructure platforms for cloud providers. Cloud.com became part of our Enterprise division and the acquisition further establishes us as a leader in infrastructure for the growing cloud provider market. The total consideration for this transaction was approximately $158.8 million, net of $5.6 million of cash acquired, and was paid in cash. Transaction costs associated with the acquisition were approximately $3.0 million, of which we expensed $2.4 million during the three months ended September 30, 2011and $3.0 million during the nine months ended September 30, 2011, and are included in general and administrative expense in our condensed consolidated statements of income. In addition, in connection with the acquisition we assumed non-vested stock units which were converted into the right to receive up to 288,742 shares of our common stock and certain stock options which are exercisable for 183,780 shares of our common stock, for which the vesting period reset fully upon the closing of the transaction.
Other Acquisitions
During the first quarter of 2011, we acquired certain assets of a wholly-owned subsidiary of a privately-held company for total cash consideration of approximately $10.5 million. We accounted for this acquisition as a business combination in accordance with the authoritative guidance and it became part of our Enterprise division, thereby expanding our solutions portfolio for service providers and developing unique integrations with our cloud application delivery solutions.
In August 2011, we acquired all of the issued and outstanding securities of RingCube Technologies, Inc., or RingCube, a privately held company that specializes in user personalization technology for virtual desktops. RingCube became part of our Enterprise division and the acquisition further solidifies our position in desktop virtualization. The total consideration for this transaction was approximately $32.2 million, net of $0.5 million of cash acquired, and was paid in cash. Transaction costs associated with the acquisition were approximately $0.6 million, of which we expensed $0.5 million during the three months ended September 30, 2011,and $0.6 million during the nine months ended September 30, 2011 and are included in general and administrative expense in our condensed consolidated statements of income. In addition, in connection with the RingCube acquisition, we assumed non-vested stock units which were converted into the right to receive up to 58,439 shares of our common stock, for which the vesting period reset fully upon the closing of the transaction.
We have included the effects of all of the companies acquired in 2011 in our results of operations prospectively from the date of each acquisition.
Purchase of Non-Controlling Interest
Kaviza Inc.
In May 2011, we acquired all of the non-controlling interest of Kaviza Inc., or Kaviza, a provider of virtual desktop infrastructure solutions, for $17.2 million. In addition, we also deposited an additional $3.0 million to be held in escrow. As a result of this transaction, we have obtained a 100% interest in this subsidiary. In accordance with the authoritative guidance, the excess of the proceeds paid over the carrying amount of the non-controlling interest of Kaviza has been reflected as a reduction of additional paid-in capital. In addition, in connection with the purchase of the non-controlling interest of Kaviza, we assumed non-vested stock units which were converted into the right to receive up to 88,687 shares of our common stock and assumed certain stock options which are exercisable for 33,301 shares of our common stock, with existing vesting schedules.
Subsequent Events
ShareFile

In October 2011, we acquired all of the issued and outstanding securities of Novel Labs, Inc., or ShareFile, a privately held provider of secure, cloud-based data storage, sharing and collaboration. ShareFile will become part of our Enterprise division. The total preliminary consideration for this transaction was approximately $54.2 million, net of cash acquired, and was paid in cash. Transaction costs associated with the acquisition are currently estimated at $0.5 million, of which we expensed $0.4 million during the three and nine months ended September 30, 2011 and are included in general and administrative expense in our condensed consolidated statements of income. In addition, in connection with the acquisition we assumed non-vested stock units, which were converted into the right to receive up to 180,697 shares of our common stock and assumed certain stock options which are exercisable for 390,775 shares of our common stock, for which the vesting period reset fully upon the closing of the transaction.
App-DNA

In October 2011, we entered into a definitive agreement to acquire all of the issued and outstanding securities of App-DNA, a privately held company that specializes in application migration and management. The acquisition is subject to customary closing conditions and is expected to close in the fourth quarter of 2011.
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
Critical Accounting Policies and Estimates
Our discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. We base these estimates on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances, and these estimates form the basis for our judgments concerning the carrying values of assets and liabilities that are not readily apparent from other sources. We periodically evaluate these estimates and judgments based on available information and experience. Actual results could differ from our estimates under different assumptions and conditions. If actual results significantly differ from our estimates, our financial condition and results of operations could be materially impacted. For more information regarding our critical accounting policies and estimates please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” contained in our Annual Report on Form 10-K for the year ended December 31, 2010, or the Annual Report, and Note 2 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. There have been no material changes to the critical accounting policies disclosed in the Annual Report except as described below.
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

•
Delivery has occurred and we have no remaining obligations. For product license and hardware appliance sales, our standard delivery method is free-on-board shipping point. Consequently, we consider delivery of packaged products and appliances to have occurred when the products are shipped pursuant to an agreement and purchase order. We consider delivery of licenses under electronic licensing agreements to have occurred when the related products are shipped and the end-user has been electronically provided the software activation keys that allow the end-user to take immediate possession of the product. For online services, delivery occurs upon providing the users with their login id and password. For product training and consulting services, we fulfill our obligation when the services are performed. For license updates, technical support and online services, we assume that our obligation is satisfied ratably over the respective terms of the agreements, which are typically 12 to 24 months.

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
Effective January 1, 2011, we adopted these standards on a prospective basis for new and materially modified arrangements originating after December 31, 2010. The adoption of these standards did not have a material impact on our financial position and results of operations for the three and nine months ended September 30, 2011. We do not expect the adoption of these standards to have a material impact on our financial position and results of operations in the future. However, we expect that this amended accounting guidance will facilitate our efforts to optimize our offerings due to better alignment between the economics of an arrangement and the accounting. This may lead us to engage in new go-to-market practices in the future. In particular, we expect that the amended accounting standards will enable us to better integrate products and services without VSOE into existing offerings and solutions. As our go-to-market strategies evolve, we may modify our pricing practices in the future, which could result in changes in selling prices, including both VSOE and ESP.
For new and materially modified multiple element transactions which contain non-software deliverables subsequent to the adoption of the amended revenue recognition standards, the arrangement consideration is allocated to stand-alone software deliverables as a group and the non-software deliverables based on the relative selling prices of using the selling price hierarchy in the amended revenue recognition guidance. The selling price hierarchy for a deliverable is based on its VSOE if available, third-party evidence if VSOE is not available, or estimated selling price if neither VSOE nor TPE is available. We then recognize revenue on each deliverable in accordance with our policies for product and service revenue recognition. VSOE of selling price is based on the price charged when the element is sold separately. In determining VSOE, we require that a substantial majority of the selling prices fall within a reasonable range based on historical discounting trends for specific products and services. TPE of selling price is established by evaluating competitor products or services in stand-alone sales to similarly situated customers. However, as our products contain a significant element of proprietary technology and our solutions offer substantially different features and functionality, the comparable pricing of products with similar functionality typically cannot be obtained. Additionally, as we are unable to reliably determine what competitors products’ selling prices are on a stand-alone basis, we are not typically able to determine TPE. The estimate of selling price is established considering multiple factors including, but not limited to, pricing practices in different geographies and through different sales channels and competitor pricing strategies.
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

Results of Operations
The following table sets forth our condensed consolidated statements of income data and presentation of that data as a percentage of change from period-to-period (in thousands):

	Three Months Ended		Nine Months Ended		Three Months Ended	Nine Months Ended
	September 30,		September 30,		September 30, 2011 vs. September 30, 2010	September 30, 2011 vs. September 30, 2010
	2011	2010	2011	2010
Revenues:
Product licenses	$193,880	$151,758	$515,466	$423,197	27.8%	21.8%
License updates	187,169	174,128	548,920	505,684	7.5	8.6
Online services	109,558	91,660	315,809	265,821	19.5	18.8
Technical services	74,741	54,687	206,831	150,236	36.7	37.7
Total net revenues	565,348	472,233	1,587,026	1,344,938	19.7	18.0
Cost of net revenues:
Cost of license revenues	22,345	19,325	54,834	47,125	15.6	16.4
Cost of services revenues	39,711	25,934	108,283	75,613	53.1	43.2
Amortization of product related intangible assets	14,679	12,539	39,920	37,314	17.1	7.0
Total cost of net revenues	76,735	57,798	203,037	160,052	32.8	26.9
Gross margin	488,613	414,435	1,383,989	1,184,886	17.9	16.8
Operating expenses:
Research and development	88,933	87,399	254,963	244,644	1.8	4.2
Sales, marketing and services	212,985	174,734	606,587	531,855	21.9	14.1
General and administrative	77,586	67,404	229,387	188,828	15.1	21.5
Amortization of other intangible assets	4,430	3,334	11,876	11,267	32.9	5.4
Restructuring	—	87	24	922	*	*
Total operating expenses	383,934	332,958	1,102,837	977,516	15.3	12.8
Income from operations	104,679	81,477	281,152	207,370	28.5	35.6
Interest income	3,085	3,638	10,751	11,031	(15.2)	(2.5)
Other (expense) income, net	(4,946)	2,062	48	(523)	*	*
Income before income taxes	102,818	87,177	291,951	217,878	17.9	34.0
Income taxes	10,642	(602)	45,020	35,193	*	27.9
Consolidated net income	92,176	87,779	246,931	182,685	5.0	35.2
Less: Net loss attributable to non-controlling interest	—	—	692	—	*	*
Net income attributable to Citrix Systems, Inc.	$92,176	$87,779	$247,623	$182,685	5.0%	35.5%

*	not meaningful
Revenues
Net revenues of our Enterprise division include the following categories: Product Licenses, License Updates and Technical Services.
Product Licenses primarily represent fees related to the licensing of the following major products:

•	Our Desktop Solutions, comprised primarily of our desktop virtualization product XenDesktop and our application virtualization product XenApp; and

•
Our Datacenter and Cloud Solutions revenues are primarily comprised of sales from our cloud networking products which include NetScaler, Access Gateway and Branch Repeater and our server virtualization and cloud infrastructure products which include XenServer, Essentials for Hyper-V, CloudPortal and CloudStack.

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
Technical Services revenues are comprised of fees from technical support, which includes hardware maintenance, and are recognized ratably over the contract term, as well as revenues from product training and certification, and consulting services revenue related to implementation of our products, which is recognized as the services are provided.
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

	Three Months Ended		Nine Months Ended		Three Months Ended	Nine Months Ended
	September 30,		September 30,		September 30, 2011	September 30, 2011
	2011	2010	2011	2010	vs. September 30, 2010	vs. September 30, 2010
	(In thousands)
Product Licenses	$193,880	$151,758	$515,466	$423,197	$42,122	$92,269
License Updates	187,169	174,128	548,920	505,684	13,041	43,236
Online Services	109,558	91,660	315,809	265,821	17,898	49,988
Technical Services	74,741	54,687	206,831	150,236	20,054	56,595
Total net revenues	$565,348	$472,233	$1,587,026	$1,344,938	$93,115	$242,088

Product Licenses
Product License revenue increased for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 primarily due to increased sales of Desktop Solutions of $22.4 million, led by XenDesktop, and due to increased sales of our Datacenter and Cloud Solutions of $18.0 million, led by NetScaler. Product License revenues increased for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 primarily due to increases in sales of our Desktop Solutions products of $49.2 million and our Datacenter and Cloud Solutions of $40.4 million. These increases in Product License revenue were primarily due to the factors discussed in the Executive Summary Overview above. We currently target Product license sales to increase when comparing the fourth quarter of 2011 to the fourth quarter of 2010 due to the factors discussed in the Executive Summary Overview above.
License Updates
License Updates revenue increased for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 and for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 primarily due to renewals related to our Subscription Advantage product over a larger base of subscribers. We are currently targeting that License Updates revenue will increase when comparing the fourth quarter of 2011 to the fourth quarter of 2010.
Online Services
Online Services revenue increased for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 and for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 primarily due to increased sales of our web collaboration products. We are currently targeting that Online Services revenue will increase when comparing the fourth quarter of 2011 to the fourth quarter of 2010.
Technical Services
Technical Services revenue increased for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 primarily due to increases in technical support revenues of $12.1 million driven by increased sales of our Datacenter and Cloud Solutions, primarily NetScaler, and an increase in consulting revenues of $6.7 million related to increased implementation sales of our Enterprise division’s products. Technical Services revenue increased for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 primarily due to increases in technical support revenues of $32.5 million driven by increased sales of our Datacenter and Cloud Solutions, primarily NetScaler, and an increase in consulting revenues of $17.9 million related to increased implementation sales of our Enterprise division’s products. We currently anticipate that Technical Services revenues will increase when comparing the fourth quarter of 2011 to the fourth quarter of 2010 consistent with the targeted increase in Product License revenue described above.
Deferred Revenue
Deferred revenues are primarily comprised of License Updates revenue from Subscription Advantage, Technical Services revenues related to our technical support and consulting contracts and Online Services revenues from annual service agreements for our Online Services. Deferred revenues increased approximately $54.7 million as of September 30, 2011 compared to December 31, 2010 primarily due to increased sales of our technical support of $21.5 million, renewals of our Subscription Advantage product, led by XenDesktop, of $21.1 million and increased sales of our Online services of $16.6 million. We currently anticipate that deferred revenues will continue to increase for the remainder of 2011.
International Revenues
International revenues (sales outside the United States) accounted for approximately 41.9% of our net revenues for the three months ended September 30, 2011 and 41.3% of our net revenues for the three months ended September 30, 2010. International revenues accounted for approximately 43.8% of our net revenues for the nine months ended September 30, 2011 and 42.2% of our net revenues for the nine months ended September 30, 2010. See Note 10 to our condensed consolidated financial statements for detailed information on net revenues by geography.
Segment Revenues
Our revenues are derived from sales of Enterprise division products which include our Desktop Solutions, Datacenter and Cloud Solutions products and related technical services and from our Online Services division’s web collaboration, connectivity and remote support services. The Enterprise division and the Online Services division constitute our two reportable segments.
An analysis of our reportable segment net revenue is presented below (in thousands):

					Increase for the
	Three Months Ended		Nine Months Ended		Three Months Ended	Nine Months Ended
	September 30,		September 30,		September 30, 2011	September 30, 2011
	2011	2010	2011	2010	vs. September 30, 2010	vs. September 30, 2010
Enterprise division	$455,790	$380,573	$1,271,217	$1,079,117	19.8%	17.8%
Online Services division	109,558	91,660	315,809	265,821	19.5%	18.8%
Net revenues	$565,348	$472,233	$1,587,026	$1,344,938	19.7%	18.0%
With respect to our segment revenues, the increase in net revenues for the comparative periods presented was due primarily to the factors previously discussed above. See Note 10 of our condensed consolidated financial statements for additional information on our segment revenues.
Cost of Net Revenues

	Three Months Ended		Nine Months Ended		Three Months Ended	Nine Months Ended
	September 30,		September 30,		September 30, 2011	September 30, 2011
	2011	2010	2011	2010	vs. September 30, 2010	vs. September 30, 2010
	(In thousands)
Cost of product license revenues	$22,345	$19,325	$54,834	$47,125	$3,020	$7,709
Cost of services revenues	39,711	25,934	108,283	75,613	13,777	32,670
Amortization of product related intangible assets	14,679	12,539	39,920	37,314	2,140	2,606
Total cost of net revenues	$76,735	$57,798	$203,037	$160,052	$18,937	$42,985
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
Cost of product license revenues increased for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 and for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 primarily due to increased revenue of our Datacenter and Cloud products, many of which contain hardware components that have a higher cost than our other products. We currently anticipate cost of product license revenues will increase when comparing the fourth quarter of 2011 to the fourth quarter of 2010 consistent with the targeted increase in Product License sales.

Cost of services revenues increased for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 by $6.2 million consistent with the increase in sales of our technical support related to our Enterprise products and $4.9 million primarily due to an increase in sales of our web collaboration products consistent with the increase in revenue as described above. Cost of services revenues increased for nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 by $15.9 million consistent with the increase in revenue of technical support related to our Enterprise products and increased $12.3 million primarily due to an increase in sales of our web collaboration products as described above. We currently anticipate cost of services revenues will increase when comparing the fourth quarter of 2011 to the fourth quarter of 2010 consistent with the targeted increase in Online Services and Technical Services revenues as discussed above.
Gross Margin
Gross margin as a percentage of revenue was 86.4% for the three months ended September 30, 2011 and 87.8% for the three months ended September 30, 2010. Gross margin as a percentage of revenue was 87.2% for the nine months ended September 30, 2011 and 88.1% for the nine months ended September 30, 2010.
Operating Expenses
Foreign Currency Impact on Operating Expenses
A substantial majority of our overseas operating expenses and capital purchasing activities are transacted in local currencies and are therefore subject to fluctuations in foreign currency exchange rates. In order to minimize the impact on our operating results, we generally initiate our hedging of currency exchange risks up to 15 months in advance of anticipated foreign currency expenses. When the dollar is weak, the resulting increase to foreign currency denominated expenses will be partially offset by the gain in our hedging contracts. When the dollar is strong, the resulting decrease to foreign currency denominated expenses will be partially offset by the loss in our hedging contracts. There is a risk that there will be fluctuations in foreign currency exchange rates beyond the timeframe for which we hedge our risk.
Research and Development Expenses

	Three Months Ended		Nine Months Ended		Three Months Ended	Nine Months Ended
	September 30,		September 30,		September 30, 2011	September 30, 2011
	2011	2010	2011	2010	vs. September 30, 2010	vs. September 30, 2010
	(In thousands)
Research and development	$88,933	$87,399	$254,963	$244,644	$1,534	$10,319
Research and development expenses consisted primarily of personnel related costs and facility and equipment costs directly related to our research and development activities. We expensed substantially all development costs included in the research and development of our products.
Research and development expenses increased during the three months ended September 30, 2011 compared to the three months ended September 30, 2010 primarily due to a $9.9 million increase in compensation and other employee related costs primarily related to increased headcount due to strategic hiring and acquisitions. Partially offsetting the increases in research and development costs when comparing the three months ended September 30, 2011 to the three months ended September 30, 2010 is a $7.8 million decrease in stock-based compensation expense due to stock-based awards related to certain acquisitions that fully vested.
Research and development expenses increased during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 primarily due to a $32.0 million increase in compensation and other employee related costs.

Also contributing to the increase in research and development expenses was a $3.4 million increase in facilities and related depreciation. These increases primarily relate to increased headcount due to strategic hiring and acquisitions. Partially offsetting the increases in research and development costs when comparing the nine months ended September 30, 2011 to the nine months ended September 30, 2010 is a $24.6 million decrease in stock-based compensation expense due to stock-based awards related to certain acquisitions that fully vested.
We are currently targeting an increase in research and development expense when comparing the fourth quarter of 2011 to the third quarter of 2011 due to our recent acquisitions, development of existing and new products, and investments in research and development of advanced technologies for future application.

Sales, Marketing and Services Expenses

	Three Months Ended		Nine Months Ended		Three Months Ended	Nine Months Ended
	September 30,		September 30,		September 30, 2011	September 30, 2011
	2011	2010	2011	2010	vs. September 30, 2010	vs. September 30, 2010
	(In thousands)
Sales, marketing and services	$212,985	$174,734	$606,587	$531,855	$38,251	$74,732
Sales, marketing and services expenses consisted primarily of personnel-related costs, including sales commissions, pre-sales support, the costs of marketing programs aimed at increasing revenue, such as brand development, advertising, trade shows, public relations and other market development programs and costs related to our facilities, equipment and information systems that are directly related to our sales, marketing and services activities.
Sales, marketing and services expenses increased during the three months ended September 30, 2011 compared to the three months ended September 30, 2010 primarily due to a $28.0 million increase in compensation, including variable compensation increases and employee related costs due to additional headcount in our sales force and technical services group, as well as from our acquisition of Netviewer. Also contributing to the increase in sales, marketing and services expense was a $4.0 million increase in marketing program costs related to various marketing campaigns and events.
Sales, marketing and services expenses increased during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 primarily due to a $60.5 million increase in compensation, including variable compensation increases and employee related costs due to additional headcount in our sales force and technical services group, as well as from our acquisition of Netviewer. Also contributing to the increase in sales, marketing and services expense was a $9.4 million increase in marketing program costs related to various marketing campaigns and events.
We are currently targeting an increase in sales, marketing and services expenses when comparing the fourth quarter of 2011 to the third quarter of 2011 due to our recent acquisitions and as we continue to increase our sales capacity.
General and Administrative Expenses

	Three Months Ended		Nine Months Ended		Three Months Ended	Nine Months Ended
	September 30,		September 30,		September 30, 2011	September 30, 2011
	2011	2010	2011	2010	vs. September 30, 2010	vs. September 30, 2010
	(In thousands)
General and administrative	$77,586	$67,404	$229,387	$188,828	$10,182	$40,559
General and administrative expenses consisted primarily of personnel related costs and expenses related to outside consultants assisting with information systems, as well as accounting and legal fees.
General and administrative expenses increased for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 primarily due to a $7.0 million increase in compensation and employee related costs due to additional headcount, primarily in IT, as well as from our acquisition of Netviewer. Also contributing to the increase in general and administrative expense is a $3.5 million increase in professional fees primarily related to acquisition and strategic investment activity.
General and administrative expenses increased for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 primarily due to a $29.1 million increase in compensation and employee related costs due to additional headcount, primarily in IT, as well as from our acquisition of Netviewer. Also contributing to the increase in general and administrative expense is a $7.0 million increase in professional fees primarily related to acquisition and strategic investment activity.
We currently anticipate that general and administrative expenses will increase when comparing the fourth quarter of 2011 to the third quarter of 2011 due primarily to our recent acquisitions and the related transaction costs and professional fees, and, to a lesser extent costs to support the growth in our business.

Other (Expense) Income, Net

	Three Months Ended		Nine Months Ended		Three Months Ended	Nine Months Ended
	September 30,		September 30,		September 30, 2011	September 30, 2011
	2011	2010	2011	2010	vs. September 30, 2010	vs. September 30, 2010
	(In thousands)
Other (expense) income, net	$(4,946)	$2,062	$48	$(523)	$(7,008)	$571
Other (expense) income, net is primarily comprised of remeasurement of foreign currency transaction gains (losses) and realized gains (losses) related to changes in the fair value of our investments that have a decline in fair value that is considered other-than-temporary, if any, recognized gains (losses) related to investments and interest expense which was not material for all periods presented. The change in other (expense) income, net, during the three months ended September 30, 2011 compared to the three months ended September 30, 2010 is primarily due to a loss on remeasurments of our foreign currency transactions of $4.3 million and an impairment recognized on a cost method investment of $3.5 million. The change in other (expense) income, net, during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 is due to an increase in gains of $3.8 million, primarily related to remeasurement of our foreign currency transactions, partially offset by an impairment recognized on a cost method investment of $3.5 million. For more information on our cost method investments, see Note 5 to our condensed consolidated financial statements.
Income Taxes
As of September 30, 2011, our net unrecognized tax benefits totaled approximately $70.4 million. There was $1.3 million included in the balance at September 30, 2011 for tax positions which would affect the annual effective tax rate. During the quarter ended September 30, 2011, we recognized $0.1 million of expense related to interest, which is included in income tax expense. We have approximately $1.5 million for the payment of interest and penalties accrued at September 30, 2011.
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

We are required to estimate our income taxes in each of the jurisdictions in which we operate as part of the process of preparing our condensed consolidated financial statements. At September 30, 2011, we had approximately $98.7 million in net deferred tax assets. The authoritative guidance requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We review deferred tax assets periodically for recoverability and make estimates and judgments regarding the expected geographic sources of taxable income and gains from investments, as well as tax planning strategies in assessing the need for a valuation allowance.

We maintain certain strategic management and operational activities in overseas subsidiaries and our foreign earnings are taxed at rates that are generally lower than in the United States. We do not expect to remit earnings from our foreign subsidiaries. Our effective tax rate was approximately 10.4% for the three months ended September 30, 2011, (0.7)% for the three months ended September 30, 2010, 15.4% for the nine months ended September 30, 2011 and 16.2% for the nine months ended September 30, 2010. The increase in the effective tax rate when comparing the three months ended September 30, 2011 to the three months ended September 30, 2010 was primarily due to a net tax benefit of $18.5 million recognized during the third quarter of 2010. The decrease in the effective tax rate when comparing the nine months ended September 30, 2011 to the nine months ended September 30, 2010 was primarily due to higher earnings in jurisdictions taxed at lower rates. The effective tax rates for the three and nine months ended September 30, 2011 were also reduced by a net tax benefit of $5.7 million related to adjustments to research and development credits recorded in the third quarter of 2011.

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
Liquidity and Capital Resources
During the nine months ended September 30, 2011, we generated operating cash flows of $509.6 million. These operating cash flows related primarily to net income of $246.9 million, adjusted for, among other things, non-cash charges, including depreciation and amortization expenses of $115.6 million and stock-based compensation expense of $63.6 million. Also contributing to these cash inflows was an aggregate increase in operating assets and liabilities of $71.4 million, net of effects of our acquisitions. Our investing activities used $362.5 million of cash consisting primarily of cash paid for acquisitions of $309.5 million and the purchase of property and equipment of $88.9 million. Our financing activities used cash of $234.2 million primarily due to stock repurchases of $324.9 million. This financing cash outflow was partially offset by proceeds received from the issuance of common stock under our employee stock-based compensation plans of $94.8 million.
During the nine months ended September 30, 2010, we generated operating cash flows of $437.0 million. These operating cash flows related primarily to net income of $182.7 million, adjusted for, among other things, non-cash charges, including depreciation and amortization expenses of $102.6 million and stock-based compensation expense of $83.9 million. Also contributing to these cash inflows was an aggregate increase in operating assets and liabilities of $67.3 million, net of effects of our acquisitions. Our investing activities used $325.9 million of cash consisting primarily of cash paid for net purchases of investments of $235.7 million and the purchase of property and equipment of $53.1 million. Also contributing to these cash outflows was cash paid for acquisitions and licensing agreements and product-related intangible assets of $33.6 million. Our financing activities provided cash of $24.8 million primarily due to proceeds received from the issuance of common stock under our employee stock-based compensation plans of $310.8 million and $43.1 million related to excess tax benefits from the exercise of stock-based awards. These financing cash outflows were partially offset by stock repurchases of $324.9 million.
Historically, significant portions of our cash inflows were generated by our operations. We currently expect this trend to continue throughout 2011. We believe that our existing cash and investments together with cash flows expected from operations will be sufficient to meet expected operating and capital expenditure requirements for the next 12 months.

Cash, Cash Equivalents and Investments

			2011
			Compared to
	September 30, 2011	December 31, 2010	2010
	(In thousands)
Cash, cash equivalents and investments	$1,540,873	$1,685,659	$(144,786)
The decrease in cash, cash equivalents and investments when comparing September 30, 2011 to December 31, 2010, is primarily due to expenditures made on stock repurchases of $324.9 million, cash paid for acquisitions, net of cash acquired, of $309.5 million, purchases of property and equipment of $88.9 million and purchases of cost method investments and product-related intangible assets of $29.0 million partially offset by cash provided by our operating activities of $509.6 million and cash received from the issuance of common stock under our employee stock-based compensation plans of $94.8 million As of September 30, 2011, $840.1 million of the $1,540.9 million of cash, cash equivalents and investments was held by our foreign subsidiaries. If these funds are needed for our operations in the United States, we would be required to accrue and pay U.S. taxes to repatriate these funds. Our current plans are not expected to require repatriation of cash and investments to fund our U.S. operations and, as a result, we intend to permanently reinvest our foreign earnings. See “– Liquidity and Capital Resources.” We generally invest our cash and cash equivalents in investment grade, highly liquid securities to allow for flexibility in the event of immediate cash needs. Our short-term and long-term investments primarily consist of interest-bearing securities.

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
We have invested in convertible debt securities of certain early-stage entities that are classified as available-for-sale investments. As quoted prices in active markets or other observable inputs were not available for these investments, in order to measure them at fair value, we utilized a discounted cash flow model using a discount rate reflecting the market risk inherent in holding securities of an early-stage enterprise, adjusted by the probability-weighted exit possibilities associated with the convertible debt securities. This methodology required us to make assumptions that were not directly or indirectly observable regarding the fair value of the convertible debt securities; accordingly it is a Level 3 valuation and is included in the "Purchases of Level 3 securities" line in the table below.
Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

Long-term Investments
(in thousands)
Balance at December 31, 2010	$49,340
Purchases of Level 3 securities	$3,830
Proceeds received on Level 3 securities (1)	$(50,000)
Decrease in previously recognized unrealized losses included in accumulated other comprehensive (loss) income	660
Balance at September 30, 2011	$3,830
(1) In September 2011, the Company's investment in AIG Matched Funding Corporation matured and proceeds of $50.0 million were received. See Note 5 to our condensed consolidated financial statements for more information.
Assets Measured at Fair Value on a Non-recurring Basis Using Significant Unobservable Inputs (Level 3)

During the third quarter of 2011, one of our cost method investments with a carrying value of $5.0 million was determined to be impaired and has been written down to its fair value of $1.5 million, resulting in an impairment charge of $3.5 million, which is included in other (expense) income in our condensed consolidated financial statements for the three and nine months ended September 30, 2011. The fair value of the cost method investment represents a Level 3 valuation as the assumptions used in valuing this investment were not directly or indirectly observable.
Accounts Receivable, Net

			2011
			Compared to
	September 30, 2011	December 31, 2010	2010
	(In thousands)
Accounts receivable	$344,595	$382,654	$(38,059)
Allowance for returns	(1,659)	(850)	(809)
Allowance for doubtful accounts	(3,442)	(3,409)	(33)
Accounts receivable, net	$339,494	$378,395	$(38,901)
The decrease in accounts receivable when comparing September 30, 2011 to December 31, 2010 was primarily due to increased collections in the first quarter of 2011 on higher fourth quarter 2010 sales. The activity in our allowance for returns was comprised primarily of $3.8 million of provisions for returns recorded in the nine month period ended September 30, 2011 partially offset by $3.0 million in credits issued for returns during the nine month period ended September 30, 2011. The activity in our allowance for doubtful accounts was comprised primarily of $1.8 million in additional provisions for doubtful accounts primarily acquired in acquisitions during the nine month period ended September 30, 2011 partially offset by $1.8 million of uncollectible accounts written off, net of recoveries during the nine month period ended September 30, 2011. From time to time, we could maintain individually significant accounts receivable balances from our distributors or customers, which are comprised of large business enterprises, governments and small and medium-sized businesses. If the financial condition of our distributors or customers deteriorates, our operating results could be adversely affected. See Note 4 to our condensed consolidated financial statements for additional information on our acquisitions.

Credit Facility
Effective on August 9, 2005, we entered into a revolving credit facility, or the Credit Facility, with a group of financial institutions, or the Lenders. Effective September 27, 2006, we entered into an amendment and restatement of the Credit Facility, or the Amendment. The Amendment decreased the overall range of interest we paid on amounts outstanding on the Credit Facility and lowered the facility fee. In addition, the Amendment extended the term of the Credit Facility until September 27, 2011. The Credit Facility, as amended, provided for a revolving line of credit in the aggregate amount of $100.0 million, subject to continued covenant compliance. The Credit Facility, as amended, bore interest at the London Interbank Offered Rate, or LIBOR, plus 0.32% and adjusted in the future in the range of 0.32% to 0.80% above LIBOR based on the level of our total debt and our adjusted earnings before interest, taxes, depreciation and amortization, or EBITDA. In addition, we were required to pay an annual facility fee ranging from 0.08% to 0.20% based on the aggregate amount available under the Credit Facility, as amended, and the level of our total debt and adjusted EBITDA. We did not renew the Credit Facility and it expired on September 27, 2011. Upon expiration, there was no indebtedness under the Credit Facility.
Stock Repurchase Program
Our Board of Directors authorized an ongoing stock repurchase program with a total repurchase authority granted to us of $3.0 billion. We may use the approved dollar authority to repurchase stock at any time until the approved amounts are exhausted. The objective of our stock repurchase program is to improve stockholders’ returns. At September 30, 2011, approximately $286.6 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. A portion of the funds used to repurchase stock over the course of the program was provided by proceeds from employee stock option exercises and the related tax benefit.
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

During the three months ended September 30, 2011, we expended approximately $125.0 million on open market purchases, repurchasing 2,205,270 shares of outstanding common stock at an average price of $56.68. During the nine months ended September 30, 2011, we expended approximately $324.9 million on open market purchases, repurchasing 4,865,770 shares of outstanding common stock at an average price of $66.77.
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
Shares for Tax Withholding
During the three months ended September 30, 2011, we withheld 1,998 shares from stock units that vested totaling $0.1 million to satisfy minimum tax withholding obligations that arose on the vesting of stock units. During the nine months ended September 30, 2011, we withheld 165,738 shares from stock units that vested totaling $12.2 million to satisfy minimum tax withholding obligations that arose on the vesting of stock units. These shares are reflected as treasury stock in our condensed consolidated balance sheets and the related cash outlays reduce our total stock repurchase authority.
During the three months ended September 30, 2010, we withheld 1,627 shares from stock units that vested totaling $0.1 million to satisfy minimum tax withholding obligations that arose on the vesting of stock units. During the nine months ended September 30, 2010, we withheld 93,228 shares from stock units that vested totaling $4.2 million to satisfy minimum tax withholding obligations that arose on the vesting of stock units. These shares are reflected as treasury stock in our condensed consolidated balance sheets and the related cash outlays reduce our total stock repurchase authority.
Office Leases
We have operating lease obligations through 2018 related to two properties that are not utilized. At September 30, 2011, the total remaining obligation on these leases was approximately $5.5 million, of which $2.2 million was accrued as of September 30, 2011, and is reflected in accrued expenses and other current liabilities and other liabilities in our condensed consolidated financial statements. In calculating this accrual, we made estimates, based on market information, including the estimated vacancy periods and sublease rates and opportunities. We periodically re-evaluate our estimates related to these vacant facilities.

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
Evaluation of Disclosure Controls and Procedures
As of September 30, 2011, our management, with the participation of our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that, as of September 30, 2011, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated by and communicated to our management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
During the quarter ended September 30, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The financial and strategic benefits we anticipate from acquiring Cloud.com and ShareFile may not be realized.
Acquisitions, including those of high-technology companies, are inherently risky. We cannot provide any assurance that our acquisition of Cloud.com or ShareFile will be successful in helping us reach our financial and strategic goals.
We acquired each of Cloud.com and ShareFile with the expectation that the acquisition will result in various benefits, including, among other things, enhanced revenue and profits, greater market presence and development, and enhancements to our customer base. We may not realize any of these benefits. In addition, we may not achieve the anticipated benefits of our acquisitions of Cloud.com and/or Sharefile as rapidly as, or to the extent, anticipated by our management and certain financial or industry analysts, and others may not perceive the same benefits of the acquisitions as we do. For example, Cloud.com's or ShareFile's contribution to our financial results may not meet the current expectations of our management for a number of reasons, including the following integration risks:

•	difficulties and delays integrating the operations, technologies, and acquired products;
including higher than expected costs related to these activities;

•	undetected errors or unauthorized use of a third-party's code in the acquired products;

•	security breaches with respect to the acquired products that could disrupt our services and cause us to incur losses or liabilities that could adversely affect our business;

•	the diversion of management's attention from normal daily operations of the business;

•	entry into a new market in which we have limited direct prior experience and where competitors have stronger market positions and which are highly competitive;

•	the potential loss of key employees of the acquired company; and

•	an uncertain revenue and earnings stream from the acquired company which could unexpectedly dilute our earnings.

In addition, the acquisition of Cloud.com and/or ShareFile could dilute our profits beyond the current expectations of our management. Operations and costs incurred and potential liabilities assumed in connection with our acquisitions of Cloud.com and/or ShareFile also could have an adverse effect on our business, financial condition and operating results. If these risks materialize, our stock price could be materially and adversely affected.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
Our Board of Directors has authorized an ongoing stock repurchase program with a total repurchase authority granted to us of $3.0 billion. The objective of the stock repurchase program is to improve stockholders’ returns. At September 30, 2011, approximately $286.6 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. The following table shows the monthly activity related to our stock repurchase program for the quarter ended September 30, 2011:

	(a) Total Number of Shares (or Units) Purchased (1)(2)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or approximate dollar value) of Shares (or Units) that may yet be Purchased under the Plans or Programs
July 1, 2011 through July 31, 2011	367	$80.78	367	$411,552
August 1, 2011 through August 31, 2011	1,621,976	56.92	1,621,976	319,252
September 1, 2011 through September 30, 2011	584,925	56.01	584,925	286,570
Total	2,207,268	$56.68	2,207,268	$286,570

(1)
Represents shares acquired in open market purchases. We expended approximately $125.0 million during the quarter ended September 30, 2011 for repurchases of our common stock. For more information see Note 15 to our condensed consolidated financial statements.

(2)	Includes 1,998 shares withheld from stock units that vested in the third quarter of 2011 to satisfy minimum tax withholding obligations that arose on the vesting of stock units.

ITEM 5.	OTHER INFORMATION
Our policy governing transactions in our securities by our directors, officers and employees permits our officers, directors and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The Company has been advised that Mark B. Templeton, the President, Chief Executive Officer and a Director of the Company, entered into a new trading plan in the third quarter of 2011 in accordance with Rule 10b5-1 and our policy governing transactions in our securities. Mr. Templeton entered into his trading plan to exercise soon to expire stock options and to sell the underlying shares of common stock. We undertake no obligation to update or revise the information provided herein, including for revision or termination of an established trading plan.

ITEM 6.	EXHIBITS

(a)	List of exhibits

Exhibit No.	Description

10.1*
Form of Amendment to Change in Control Agreements by and between Citrix Systems, Inc. and each Executive Officer (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on August 8, 2011)

10.2*
Form of Indemnification Agreement by and between Citrix Systems, Inc. and each of its Directors and Executive Officers (incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed on August 8, 2011)

31.1	Rule 13a-14(a) / 15d-14(a) Certification

31.2	Rule 13a-14(a) / 15d-14(a) Certification

32.1†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101††
The following financial statements from Citrix Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, as filed with the SEC on November 7, 2011, formatted in XBRL, as follows:

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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 7th day of November 2011.

CITRIX SYSTEMS, INC.

By:	/s/ DAVID J. HENSHALL
David J. Henshall
Executive Vice President, Operations and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1*
Form of Amendment to Change in Control Agreements by and between Citrix Systems, Inc. and each Executive Officer (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on August 8, 2011)

10.2*
Form of Indemnification Agreement by and between Citrix Systems, Inc. and each of its Directors and Executive Officers (incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed on August 8, 2011)

31.1	Rule 13a-14(a) / 15d-14(a) Certification

31.2	Rule 13a-14(a) / 15d-14(a) Certification

32.1†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101††
The following financial statements from Citrix Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, as filed with the SEC on November 7, 2011, formatted in XBRL, as follows:

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