Form 10-K
period 2011-12-31
CITRIX SYSTEMS INC
filed 2012-02-23
CIK 877890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of Common Stock held by non-affiliates of the registrant computed by reference to the price of the registrant’s Common Stock as of the last business day of the registrant’s most recently completed second fiscal quarter (based on the last reported sale price on The Nasdaq Global Select Market as of such date) was $14,773,638,960. As of February 17, 2012 there were 185,577,251 shares of the registrant’s Common Stock, $.001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant intends to file a proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2011. Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

CITRIX SYSTEMS, INC.

PART I
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such actual results to differ materially from those set forth in these forward-looking statements are included in Part I, Item 1A “Risk Factors” beginning on page 15.

ITEM 1. BUSINESS
General
Citrix Systems, Inc. is a Delaware corporation founded on April 17, 1989. We design, develop and market technology solutions that enable information technology, or IT, services to be securely delivered on demand - independent of location, device or network. Our customers achieve lower IT operating costs, increased information security and greater business agility using Citrix technologies that enable virtual computing. We market and license our products directly to enterprise customers, over the Web, and through systems integrators, or SIs, in addition to indirectly through value-added resellers, or VARs, value-added distributors, or VADs, and original equipment manufacturers, or OEMs.
Business Overview
For over two decades, we have pursued our long-term vision of enabling people to work or play - from anywhere through successive waves of invention. The first wave, beginning in the early-1990s, enabled secure remote access to mission critical applications for thousands of road warriors. This required the invention of a new way to “transmit” application screens allowing applications to be virtualized instead of installed on the user's personal computer, or PC, even over very thin network connections. IT administrators found that virtualized applications on a central server made them more secure, faster running, easier to update and much more accessible. The shifting of computing to servers also allowed the invention of thin-clients and network computers powered by Citrix client and server technologies. Since the early-1990s, we have become a leading provider of server-based computing solutions and our products have been accepted by thousands of organizations as strategic infrastructure for user mobility.
In the early 2000s, we turned our focus toward new market opportunities created by the connectivity of the Internet, rapid expansion of network bandwidth, and an increase of device form factors, such as smart phones, tablet PCs and netbooks. In parallel, customers began to realize the increasing value of mobility technologies, like remote access, Web collaboration and remote support tools. We also believe that there are similar opportunities emerging in the datacenter to address high operating costs, inflexible infrastructure and new application architectures.
These opportunities have been the driving forces behind our second wave of invention, building on our core ideas and technologies for virtualizing applications - extending them to adjacent product and technology markets. Since 2004, we have focused our investments on a broader array of technologies, strategic acquisitions and new business models. This has expanded our core capabilities beyond application virtualization to include desktop, client and server virtualization. It has also made Citrix a leading manufacturer of network appliances and one of the largest providers of software as a service, or SaaS, in the world.
Citrix powers mobile work styles and cloud services, making complex enterprise IT simpler and more accessible for 260,000 enterprises. Today, Citrix touches a large percent of Internet users each day and partners with more than 10,000 companies in 100 countries. Citrix products and services allow people to collaborate, communicate and work virtually from anywhere - using virtually any device they choose. Our virtual computing infrastructure services are securely delivered on demand and we believe our datacenter computing resources are simpler, lower cost and more efficient than traditional PC-based distributed computing models.
Invention and re-invention has driven our growth. Our diversified product lines, routes to-the-customer, and business models have been enabled by our virtual computing products that offer collaboration as a service, desktop virtualization and infrastructure as a service, or IaaS.
IT organizations are struggling at the intersection of opposing forces - the control of standardization versus the freedom of consumerization, and the legacy of distributed computing versus the flexibility of cloud services.  We believe we are in a position to help our customers make the difficult transition to the Cloud Era with market-leading products that enable them to embrace consumerization and adopt cloud services.
Our product and industry leadership in collaboration, desktop virtualization and cloud networking strengthened in 2011. We also made some important new investments in data sharing and cloud orchestration. We are combining these technologies into a compelling set of solutions that power mobile work styles and cloud services. An overview of our current products and solutions follows.

Products and Services
Our products and services target customers of all sizes - from individuals and professional consumers, or prosumers, who subscribe to our GoToMyPC remote access service, to network engineers who purchase our NetScaler Web application devices, or the IT professional who licenses our XenDesktop infrastructure products. This section provides an overview of our major product and services offerings.
Desktop Solutions
Our Desktop Solutions - XenDesktop, XenApp, App-DNA, VDI-in-a-Box, and XenClient reduce the complexity and cost of administering Windows-based desktops and applications in the enterprise.

•
Citrix® XenDesktop™ is a fully integrated desktop virtualization system that gives customers the flexibility to deliver the desktop as a service - dramatically simplifying desktop management for a broad range of users. XenDesktop is available in a range of packages designed for several market segments. The Express Edition of XenDesktop is offered as a free download from our website to allow IT professionals to conduct no-cost trials. The XenDesktop Virtual Desktop Infrastructure, or VDI, Edition is designed for virtual desktop projects that only require the hosted virtual machine method of desktop delivery. The Enterprise and Platinum Editions of XenDesktop include all of our major virtual desktop delivery models in one integrated package, and also include the capabilities of Citrix XenApp for delivering on-demand applications into virtual or physical desktops. All versions of XenDesktop include Citrix HDX technologies to give users a high-definition experience - even when using multimedia, real-time collaboration, USB devices, and 3D graphics content - while consuming less bandwidth than competing solutions. HDX leverages the Citrix ICA® protocol and adds Adaptive Orchestration which helps optimize performance and bandwidth to fit each unique user scenario. Each edition comes with user profile management and provisioning services to stream a single desktop image, on-demand, to multiple servers in the datacenter. All editions feature licensing for both Citrix XenServer and Microsoft Hyper-V virtualization infrastructure. The most advanced editions include our FlexCast™ delivery technologies which allow virtual desktops to be hosted in the datacenter or run locally at the endpoint, wherever costs, security or mobility is optimal. We believe that our FlexCast technology dramatically improves our customer's return on their investment and makes desktop virtualization a practical reality for broad, enterprise-wide deployments.

•
Citrix® XenApp™ is a widely-deployed application virtualization solution that allows enterprise applications to be centralized and delivered as an on-demand service. XenApp delivers applications in two ways: hosted by running application business logic on a central server using our HDX technologies to securely transmit the application's user experience to the endpoint device, or streamed by running the application locally. Keeping applications under the centralized control of IT administrators enhances data security and reduces the costs of managing separate clients and applications on every user's desktop. The XenApp server runs on Microsoft® Windows Server® 2008, Windows Server® 2008 R2, Windows Server 2003 x64 Edition to Windows Server 2003 and several versions of UNIX®. In 2011, we announced Citrix XenApp 6.5 that continued the integration with Microsoft® App-V, introduced in XenApp 6, delivering App-V virtualized applications to virtually any user - on virtually any device anywhere. Through this integration, joint customers can extend the benefits of the Microsoft Desktop Optimization Pack to reach a broader set of devices including lightly managed and non-Windows® endpoints across local or wide area networks. Our joint solution lowers the cost of delivering and maintaining Windows applications for all users in the enterprise. We offer XenApp as a standalone product in different editions. The Platinum Edition includes the most features and adds powerful capabilities for application performance monitoring, secure sockets layers/virtual private network, or SSL/VPN, advanced SmartAccess™ control and single sign-on application security. The capabilities of XenApp are now available in XenDesktop Enterprise and Platinum Editions to provide a complete desktop virtualization system. XenApp continues to be available as a standalone solution for on demand applications for customers wishing to use it on physical PCs and with competing virtual desktop products.

•
Citrix®AppDNA application migration software enables enterprises to discover, automate, model and manage applications for faster application migration, easier application virtualization and streamlined application management. AppDNA software combines application insight with accurate application testing, remediation and compatibility.

•
Citrix® VDI-in-a-Box is an easy, affordable, all-in-one desktop virtualization solution aimed at small and medium sized businesses. Running on off-the-shelf servers, the solution enables IT to deliver centrally-managed virtual desktops to virtually any user, on virtually any device.

•
Citrix® XenClient™ is a high-performance, bare-metal hypervisor that runs directly on the client device hardware, dividing up the resources of the machine and enabling multiple operating systems to run side by side in complete isolation. XenClient is available as a free download on citrix.com.

Citrix Receiver is the client side of XenApp and XenDesktop. Citrix Receiver is available as a free download from citrix.com supporting numerous types of client devices. Citrix Receiver uses the Citrix HDX Technologies (discussed below) to communicate with XenApp and XenDesktop.
Datacenter and Cloud Solutions
Our Datacenter and Cloud Solutions bring lower operating costs, greater flexibility and cloud-enablement to the enterprise datacenter. These products are also designed to power public “clouds” when used by hosting and cloud service providers. Our Datacenter and Cloud solutions include Cloud Networking and Cloud Platform products.
Cloud Networking

•
Citrix® NetScaler ® is an all-in-one Web application delivery controller designed to (i) make applications run five times faster by application accelerator methods such as hypertext transfer protocol, or HTTP compression and caching, ensuring application availability through the advanced L4-7 load balancer and content switching methods, (ii) increase application security with an integrated application firewall and (iii) substantially lower costs by offloading servers to enable server consolidation. It reduces Web application total cost of ownership, or TCO, optimizes the user experience and makes sure that applications are always available. NetScaler comes in purpose built MPX-series hardware appliances powered by our nCore technology, an economical form factor with our VPX virtual appliance that operates with any standard industry server using our XenServer technology, and SDX for use in environments, such as cloud computing, where service-centric IT models create requirements for application delivery that extend beyond the simple transport and acceleration for Web application traffic. Also available with NetScaler is the Citrix CloudConnector, which extends the NetScaler footprint from the datacenter to points-of-presence around the world, creating an end-to-end service delivery fabric. CloudConnectors are offered in conjunction with key partners as hybrid networking services. The fabric knitted between on-premise NetScaler devices and off-premise cloud-based services enables CloudConnectors to apply application acceleration, security and availability techniques that a datacenter appliance or a managed service cannot provide by itself.

•
Citrix Branch Repeater™ controls and optimizes services, desktops, applications and multimedia for branch and mobile users. Branch Repeater is optimized for virtual desktops and applications delivered by XenDesktop and XenApp. It offers granular visibility, enhanced prioritization and control of service traffic, to ensure quality of experience (QoE) and availability while reducing bandwidth consumption and simplifying branch IT.

•
Citrix Access Gateway™ is an SSL/VPN that securely delivers applications with policy-based SmartAccess control. Users have easy-to-use secure access to applications and data for improved productivity. Organizations can cost-effectively extend access to datacenter resources from outside the office, while maintaining unprecedented control through comprehensive SmartAccess policies.

Cloud Platform

•
Citrix®XenServer™ is a complete, managed server virtualization platform built on the powerful open source-based Xen hypervisor. Xen technology is widely acknowledged as the fastest and most secure virtualization software in the industry. XenServer is designed for efficient management of Windows® and Linux® virtual servers and delivers cost-effective server consolidation and business continuity. The free edition of XenServer starts with a 64-bit hypervisor and centralized management, live migration, and conversion tools to create a virtual platform. The premium editions of XenServer extend the platform to enable organizations of any size to integrate and automate management processes, delivering a virtual datacenter solution.

•
Citrix CloudStack provides an advanced open source software platform to build highly scalable and reliable cloud computing environments. With CloudStack, customers can quickly and easily build cloud services within their existing infrastructure and start realizing the benefits of this transformative service delivery model without the overhead of integration, professional services and complex deployment schedules.

•
Citrix CloudGateway is a unified service broker that aggregates, controls and delivers Windows, Web, SaaS and mobile applications to virtually any device. CloudGateway provides end-users with an intuitive single point of access and self-service to all of their business applications on virtually any device. CloudGateway also provides IT with a comprehensive single point of aggregation and control for applications and users.

•
Citrix CloudBridge connects enterprise datacenters to external clouds and hosting environments, making the cloud a secure extension of the enterprise network. CloudBridge is a complete network solution and is available as a standalone physical or virtual appliance or integrated into NetScaler Platinum. CloudBridge sits at the "back door" of the enterprise datacenter, where it enables enterprises to transparently shift Web and application servers to the cloud while keeping sensitive data assets, including databases and corporate directories, safely on-premise. With CloudBridge, enterprises can augment their datacenters with the infinite capacity and elastic efficiency provided by cloud providers.

•
Citrix CloudPortal is a comprehensive portal for provisioning hosted applications, desktops, services and IaaS from the cloud. The multi-tenant platform automates business and operations support services thereby saving time and money while empowering customers with self-service day-to-day administration. CloudPortal simplifies cloud services by making management consistent and easy through a Web portal for on-boarding, provisioning, adds-moves-changes and usage reports.

Software as a Service
Citrix's SaaS businesses deliver Web collaboration, including virtual meetings, Web-based desktop support, remote access and data sharing to customers worldwide. Our SaaS products are delivered as a subscription service and customers are able to subscribe to our SaaS products without making any capital investment. These SaaS products delivered as a subscription service help customers reduce travel, increase tele-working and enable cost-effective remote access, support and storage.
Web Collaboration

•
GoToMeeting® is an online, easy-to-use, secure and cost-effective product for online meetings, sales demonstrations and collaborative gatherings. GoToMeeting allows a user with a PC or Mac and an Internet browser to easily host, attend or participate in an online meeting or session without significant training. Mobile devices are supported on GoToMeeting, allowing a participant to join a GoToMeeting from an Apple iOS supported device (iPhone or iPad) or an Android smart phone or tablet. GoToMeeting is capable of providing a standard public switch telephone network, or PSTN, conference dial-in number, voice over Internet Protocol, or VoIP, and high-definition video conferencing. It features an advanced, secure communication architecture that uses industry-standard SSL encryption. The product offers flat-fee pricing for any number of meetings of any length, for up to 15 attendees per meeting and is available in in French, German, Italian, Spanish and English. GoToMeeting also comes with application programming interfaces, or APIs allowing users to integrate GoToMeeting into management systems and Web sites. We also offer GoToMeeting® Corporate which supports multiple organizer accounts, unlimited meetings with up to 25 attendees, robust reporting, additional customization options and advanced administrative capabilities. GoToMeeting Corporate also provides optional integrated toll-free audio.

•
GoToWebinar® is an easy-to-use, do-it-yourself webinar product, allowing organizations to increase market reach and effectively present online to geographically dispersed audiences. GoToWebinar allows users with a PC or Mac and an Internet browser to easily host, attend or participate in a webinar session without significant training or IT support. Mobile devices are supported on GoToWebinar, allowing a participant to join a GoToWebinar from an Apple iOS supported device (iPhone or iPad) or an Android smart phone or tablet. GoToWebinar includes such features as full-service registration with real-time reports, customized branding, automated email templates, polling and survey capabilities, webinar dashboard to monitor attendance and participation, easy presenter controls for changing presenters and VoIP and toll-based phone options. GoToWebinar also offers registration and reporting APIs via the Go To Developer Center. The product offers flat-fee pricing for unlimited webinars of any length for up to 1,000 attendees per webinar. GoToWebinar Premier includes such features as full scale video content, mobile accessibility, no download required and is priced on monthly or per event options.

•
GoToTraining® is an easy online training tool that allows trainers to deliver content to multiple trainees quickly and effortlessly, allowing organizations to expand their training program while saving time and reducing travel costs. GoToTraining allows users to host and participate in interactive online training sessions from either their PC or Mac. GoToTraining includes such features as full-service registration with integrated payment processing, real-time reporting and management, online course catalog, automated reminder and follow-up emails, content library to organize and store reusable content, materials, tests, polls, integrated payment system, toll-free audio and VoIP options. GoToTraining provides free APIs allowing full learning management system, or LMS, integrations through the Go To Developer Center. The product offers flat-fee pricing for unlimited training sessions of any length, for up to 200 attendees per session.

•
Integrated Toll Free Audio is provided with the GoToMeeting, GoToWebinar and GoToTraining products, providing a seamless audio and Web experience and the ability to record audio and Web sessions, mute/unmute callers and recognize speakers from an easy-to-use interface.

•
HiDef Corporate provides standalone audio options with reservationless audio conferencing for small and medium-sized businesses, or SMBs, and large organizations. HiDef Corporate® provides real-time reporting to manage users and costs effectively, with Web controls to allow moderators to manage conferences without the costs of an operator.

IT Support

•
GoToAssist® is a leading, online, remote technical-support product that enables individual professionals and organizations of all sizes to provide secure, on-demand support over the Internet. GoToAssist enables support staff to instantly view and control the user's PC and Mac without the need to pre-install client software. GoToAssist comes in the following versions: GoToAssist® Express, GoToAssist® Corporate, and GoToAssist® FastChat. The solutions work automatically and securely through virtually every firewall, even over dial-up connections, and easily integrate into existing infrastructure.

•
GoToManage® is an online IT management product that enables IT professionals to monitor and control their IT infrastructure and remotely support people and unattended computers. Our industry-leading crawler technology in GoToManage monitoring creates an IT “system of record” providing customers with the ability to discover and identify network devices, monitor critical servers, manage network usage and bandwidth consumption and track configuration changes. GoToManage remote support provides the capability to remotely support users and also to view and control unattended network devices. Limited GoToManage capabilities are available at no cost on the iPad with full capabilities made available with a paid subscription. GoToManage is simple to deploy, can be accessed from virtually any Internet connection and requires no costly server infrastructure.

Remote Access

•
GoToMyPC® is an online product that provides secure, remote access to PC and Mac from virtually any Internet-connected computer. Access to a PC and Mac are available from an iOS supported smartphone or tablet (iPhone and iPad) and from any Android based tablet. GoToMyPC, which sets up easily with a secure encrypted connection, enables individuals to remotely use any resources hosted on their desktop just as though they were sitting in front of it. GoToMyPC® Pro, tailored for the needs of professionals and small offices, supports up to 50 PCs, rolls out secure, remote access for multiple users in minutes, and features an administration website in which managers can add, suspend and delete users and run usage reports. GoToMyPC® Corporate is built for businesses that require detailed reporting, advanced security features and the ability to assign and manage remote-access privileges for employees.

Data Sharing

•
ShareFile is a market leading data sharing and collaboration product. Acquired by Citrix in October 2011, the ShareFile product line makes it easier for businesses of all sizes to securely store, sync and share business documents and files, both inside and outside their companies. ShareFile's centralized cloud storage capability also allows users to share files across multiple devices and access them from virtually any location. ShareFile's technology enables Citrix to make common data services, like search, share, sync, secure, authenticate, open and preview, available to a wide range of applications, services and use cases through a set of open APIs; extend secure data sharing to new and existing applications stored in public and private clouds and accessed from different business and consumer devices; and connect data seamlessly into the way people collaborate, ensuring that the right documents and files are always accessible when needed and always up to date.

License Updates
We provide a convenient way for customers to budget for their product version upgrades annually without having to anticipate variable costs throughout the year.

•
Subscription Advantage provides a convenient way for customers to budget for their software version upgrades annually without having to anticipate variable costs throughout the year. The original purchase of these products is typically bundled with one year of Subscription Advantage or customers may elect to purchase subscriptions separately. Subscription Advantage allows customers to update software versions as they become available during the period of the subscription for free.

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

•
Technical Support Services accommodate the unique ongoing support needs of customers. Our technical support services are specifically designed to address the variety of challenges facing access infrastructure environments. We offer several support-level options, global coverage and personalized relationship management. Post-sale technical support is offered through Citrix-operated support centers located in the United States, Ireland, Japan, Hong Kong, Australia, Singapore and India. In most cases, we provide technical advice to channel distributors and entities with which we have a technology relationship, who act as the first line of technical assistance for end-users. We also offer software maintenance for certain of our products, which allows customers to purchase, through a single program, the full benefits of our Subscription Advantage product as well as full access to technical support. In addition, Citrix appliance maintenance provides a convenient way for customers to receive technical support, software upgrades, if and when available, for appliances and return material authorization access in the event of appliance failure. In some cases, end-users can also choose from a Citrix-delivered fee-based support program ranging from one-time incident charges to an enterprise-level support agreement covering multiple sites and servers. In addition, we also provide free technical advice through online support systems, including our Web-based “Knowledge Center.”

•
Product Training & Certification enables our customers and partners to optimally utilize our products and keep their organizations running smoothly. Authorized Citrix training is available when and how it is needed. Traditional or virtual instructor-led training offerings feature Citrix Certified Instructors conducting scheduled classes in a classroom or remote setting at one of approximately 200 Citrix Authorized Learning Centers™, or CALCs, worldwide. CALCs are staffed with instructors that have been certified by us and teach their students using Citrix-developed courseware. Self-Paced Online offerings, available to students 24 hours a day, seven days a week, provide technically robust course content without an instructor and often include hands-on practice via virtual labs. Certifications validate key skills and are available for administrators, engineers, architects and sales professionals.

Technology
Our products are based on a full range of industry-standard technologies. In addition, certain of our products are also based on our proprietary technologies.

•
Citrix HDX Technologies is a family of innovations that optimize the end-to-end user experience in virtual desktop and virtual application environments. These technologies incorporate our ICA protocol, which consists of server- and client-side technology that allows graphical user interfaces to be transmitted securely over any network, and include HDX Broadcast, MediaStream, Realtime, 3D, Plug-n-Play and IntelliCache features which work together to provide a high-definition user experience across a wide array of applications, devices and networks. HDX also provides Adaptive Orchestration which dynamically adjusts HDX capabilities to adapt to specific device, network and application scenarios and to deliver a better user experience. The most advanced editions include our FlexCast™ delivery technologies which allow virtual desktops to be hosted in the datacenter or run locally at the endpoint, wherever costs, security or mobility is optimal.

•
Citrix FlexCast technologies combine a range of desktop and application virtualization innovations that work in concert to enable enterprise IT departments the ability to support a wide range of use cases. Whether employees are working online or offline, need deep customizations, or a simple interface, use company owned, or self-owned devices, or require the most stringent security protections, FlexCast enables a common infrastructure to meet these disparate needs by abstracting and redirecting operating systems, applications, user settings, profiles and data into separately and centrally managed elements that may be combined dynamically to deliver desktops and apps to any device.

•
Citrix personalization technologies increase desktop virtualization adoption by providing a personalized end-user experience while optimizing resource usage in the data center and overall TCO. Citrix Profile Manager provides a flexible just-in-time population of user profile data that can be shared between virtual desktop and virtual application environments. Citrix Personal vDisk provides a persistent personalization layer that gives administrators the flexibility of a pooled VM environment and gives users the capability to personalize their VM. Citrix App Streaming provides application profiling and packaging capabilities, allowing easy provisioning of isolated applications to XenApp and XenDesktop environments.

•
NetScaler® Software Packet Engine, or the Packet Engine, forms the foundation of our NetScaler line of products. The Packet Engine allows high-performance networking and packet processing without the need for special purpose hardware.

•
NetScaler® nCore™ Technology is a new architecture which enables execution of multiple Packet Engines in parallel. nCore technology allows the distribution of packet flows across multiple central processing unit cores to achieve efficient, high-performance parallel processing across multiple Packet Engines. The new architecture incorporates innovations in flow distribution and state sharing and provides for efficient execution across Packet Engines.

•
Branch Repeater SmartAcceleration is a set of features that work together to optimize service delivery for the end user. These features include the assessment of network conditions, classification of applications, correlation of the network traffic to user groups, and visibility into and control over the allocation of network resources.

•
Xen® Open Source Technology is the basis for our hypervisor products, including XenServer™ and XenClient. See Part I-Item 1A entitled “Risk Factors,” for more information regarding our open source technology.

•	Citrix CloudStack is an open source orchestration product that enables organizations to build public and private clouds.

•	Citrix CloudPortal Business Manager enables organizations to provide product catalogs and billing system integration for their public clouds.

•
Citrix Internet Overlay Platform is our foundational technology for GoToMeeting, GoToWebinar, GoToTraining, GoToAssist, GoToAssist Express and GoToManage. The platform implements one of the largest multicast overlay data networks in the world using the Internet. It provides proprietary screen-sharing technology that separately optimizes screen transmission for each endpoint device (such as a remote PC during an online meeting or remote access session).

•
Citrix PSTN/VoIP Bridge is core technology that allows the seamless integration of PSTN/VoIP audio conferencing. This technology is used extensively in our Web-based collaboration and communication products including GoToMeeting, GoToWebinar, GoToTraining, and Hi-Def Corporate.

•
HDFaces in GoToMeeting delivers high-definition video conferencing and one-to-many video streaming over the public Internet. It includes proprietary network transport protocols and transcoding software that optimize video quality for each endpoint device.

Innovation is a core Citrix competency. We have many additional unique inventions that are important enablers of our continued leadership in desktop and application virtualization, Web collaboration, cloud networking and virtual infrastructure.
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

•	Desktop Operations Managers who are responsible for managing Windows Desktop environments including corporate help desks.

•	IT Infrastructure Managers who are responsible for managing and delivering Windows-based applications.

•	Network Architects who are responsible for delivering Web-based applications who have primary responsibility for the WAN infrastructure for all applications.

•	Server Operations Managers who are responsible for specifying datacenter systems and managing daily operations.

•	Individuals and prosumers, who are responsible for choosing personal solutions and helping small businesses select simple-to-use computing solutions.

•	Small Business Owners who are responsible for choosing the systems needed to support their business goals, such as SaaS.
We offer perpetual and term-based software licenses for our products, along with annual subscriptions for software updates, technical support and SaaS. Perpetual licenses allow our customers to use the version of software initially purchased into perpetuity, while term-based licenses are limited to a specified period of time. Software update subscriptions give customers the right to upgrade to new software versions if and when any updates are delivered during the subscription term. Perpetual license software products come primarily in electronic-based forms and, in selected markets, we offer pre-packaged shrink-wrap products to meet local customer needs. Our SaaS products are accessed over the Internet for usage during the subscription period. Our hardware appliances come pre-loaded with software for which customers can purchase perpetual licenses and annual support and maintenance.

Technology Relationships
We have a number of technology relationships in place to accelerate the development of existing and future products and go-to-market. These relationships include cross-licensing, OEM, and other arrangements that result in better solutions for our customers.
Microsoft
Since our inception, we have had a number of license agreements with Microsoft, including patent cross-licenses and source code licensing agreements that have provided us access to source code for versions of Microsoft Windows Server. These agreements are not required for our software development processes on Windows Server and do not provide for payments to or from Microsoft. The agreements are designed to allow Citrix to provide technical support for our products that run on the Microsoft Windows Server platform, including XenDesktop and XenApp. Additionally, we have collaborated with Microsoft on various technologies, including terminal services, cloud networking and virtualization.
Cisco
We have a technology collaboration with Cisco Systems, Inc., or Cisco, to develop and deliver solutions that help customers simplify and accelerate large-scale desktop virtualization deployments, including high-definition virtual desktops and applications and improved end user experiences, over a highly secure Citrix® HDX™-enabled Cisco network. We licensed the specifications of ICA to Cisco as part of this agreement.
Additional Relationships
Through our Citrix Ready program, more than 21,000 products have been verified to work with Citrix technologies. In addition, numerous partners proactively incorporate Citrix products and technologies such as Receiver, XenServer, XenDesktop, XenClient, XenApp, NetScaler, CloudGateway, VDI-in-a-Box and HDX (ICA) technology into their customer offerings. Our HDX and Receiver technologies are often included with or offered for thin clients, industry-standard servers and mobile devices, such as Apple's iPhone and iPad, Windows Mobile, Blackberry and Google Android devices. Licensees include Dell, Fujitsu, Hewlett Packard and Wyse Technologies, among others. Our XenClient technology was developed in cooperation with Intel and is licensed for shipment by desktop computer manufacturers, including Dell and Hewlett Packard.
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
We believe that our software development teams and core technologies represent a significant competitive advantage for us. Included in the software development teams is a group focused on research activities that include prototyping ways to integrate emerging technologies and standards into our product offerings, such as emerging Web services technologies, management standards and Microsoft's newest technologies. Many groups within the software development teams have expertise in Extensible Markup Language, or XML, based software development, integration of acquired technology, multi-tier Web-based application development and deployment, SSL secure access, hypervisor technologies, cloud technologies, networking technologies, VoIP-based audio technology, Web-based video technology and building SaaS. We maintain teams located close to Microsoft in Redmond, Washington, which are focused on enhancing and adding value to the next generation of Microsoft Windows Server, virtualization and management products. We incurred research and development expenses of approximately $343.7 million in 2011, $326.6 million in 2010 and $282.0 million in 2009.
Sales, Marketing and Services
We market and license our products and services through multiple channels worldwide, including VARs, VADs, SIs, independent software vendors, or ISVs, direct over-the-Web and OEMs. These distribution channels are managed by our worldwide sales and services organization. We provide training and certification to integrators, VARs and consultants for a full-range of Citrix-based infrastructure products, solutions and services through our Citrix Partner Network program to members known as Citrix Solution Advisors™. In addition, our Online Services division provides SaaS through direct corporate sales and direct over-the-Web through our websites.
In 2011, we continued to focus on increasing the productivity of our existing partners and building capacity through recruitment of new partners to sell and implement our expanding product portfolio. Our channel incentive program, Citrix Advisor Rewards™, is an innovative influencer program that rewards our partners for registering projects and providing value-added selling even if they do not fulfill the product. This program has helped limit channel conflict and increase partner loyalty to us. We regularly take actions to improve the effectiveness of our partner programs and to strengthen our channel relationships, including managing non-performing partners, adding new partners with expertise in selling into new markets and forming additional relationships with global and regional SIs and ISVs. SIs and ISVs have become a more substantial part of our strategy in the large enterprise and government markets. The SI program includes members such as Accenture Ltd., Atos Origin, Computer Sciences Corporation, Hewlett Packard Enterprise Data Services, Fujitsu-Siemens Computers GmbH, Hewlett-Packard Company, IBM Global Services, Infosys Technologies Limited and TATA Consultancy Services Limited, among others. The ISV program has a strong representation from targeted industry verticals such as healthcare, financial services and telecommunications. Members in the ISV program include Cerner Corporation, Epic Systems Corporation, ESRI, McKesson Corporation, Microsoft, Oracle Corporation, Sage Group plc, SAP AG and Siemens Medical Health Solutions, among many others.
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
Although we work with multiple VADs and VARs, one distributor, Ingram Micro, accounted for 17% of our net revenues in 2011, 17% of our total net revenues in 2010 and 14% of our total net revenues in 2009. Our channel distributor arrangements with Ingram Micro consist of several non-exclusive, independently negotiated agreements with its subsidiaries, each of which covers different countries or regions. Each of these agreements is separately negotiated and is independent of any other contract (such as a master distribution agreement). None of these contracts was individually responsible for over 10% of our total net revenues in each of the last three fiscal years. In addition, there was no individual VAR that accounted for over 10% of our total net revenues in 2011, 2010 and 2009.
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
We are not obligated to accept product returns from our channel distributors under any conditions, unless the product item is defective in manufacture. See “Management's Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates” and Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2011 for information regarding our revenue recognition policy.
International revenues (sales outside the United States) accounted for approximately 43% of our net revenues for the year ended December 31, 2011, 43% of our net revenues for the year ended December 31, 2010 and 44% of our net revenues for the year ended December 31, 2009. For detailed information on our international revenues, please refer to Note 12 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2011.
Segment Revenue
Our revenues are derived from sales of Enterprise division products, which primarily include our Desktop Solutions, Datacenter and Cloud Solutions, Cloud-based Data Solutions and related technical services and from our Online Services division's Web collaboration, remote access and support services. The Enterprise division and the Online Services division constitute our two reportable segments. See Note 12 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2011.
Operations
For our Cloud Networking products, including NetScaler, Access Gateway and Branch Repeater, we employ manufacturing capabilities through independent contractors to provide a redundant source of manufacture and assembly. Independent contractors provide us with the flexibility needed to meet our customer product and delivery requirements. We have manufacturing relationships primarily with Flextronics, Super Micro Computer, Inc. and Hewlett Packard, under which we have subcontracted the majority of our manufacturing activity. These third-party contract manufacturers also provide final test, warehousing and shipping services. This subcontracting activity extends from prototypes to full production and includes activities such as material procurement, final assembly, test, control, shipment to our customers and repairs. Together with our contract manufacturers, we design, specify and monitor the tests that are required to meet internal and external quality standards. Our contract manufacturers manufacture our products based on forecasted demand for our products. Each of the contract manufacturers procures components necessary to assemble the products in our forecast and test the products according to our specifications. We are dual-sourced on our components, however, in some instances, those sources may be located in the same geographic area. Accordingly, if a natural disaster occurred in one of those areas, we may need to seek additional sources. Products are then shipped to our channel distributors, VARs or end-users. If the products go unsold for specified periods of time, we may incur carrying charges or obsolete material charges for products ordered to meet our forecast or customer orders. In 2011, we did not experience any material difficulties or significant delays in the manufacture and assembly of our products.
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
We believe that our fourth quarter revenues and expenses are affected by a number of seasonal factors, including the lapse of many corporations' fiscal year budgets and an increase in amounts paid pursuant to our sales compensation plans due to compensation plan accelerators that are often triggered in the fourth quarter. We believe that these seasonal factors are common within our industry. Such factors historically have resulted in first quarter revenues in any year being lower than the immediately preceding fourth quarter. We expect this trend to continue through the first quarter of 2012. In addition, our European operations generally generate lower revenues in the summer months because of the generally reduced economic activity in Europe during the summer. This seasonal factor also typically results in higher fourth quarter revenues.
Competition
We sell our products in intensely competitive markets. Some of our competitors and potential competitors have significantly greater financial, technical, sales and marketing and other resources than we do. As the markets for our products and services continue to develop, additional companies, including those with significant market presence in the computer appliances, software and networking industries, could enter the markets in which we compete and further intensify competition. In addition, we believe price competition could become a more significant competitive factor in the future. As a result, we may not be able to maintain our historic prices and margins, which could adversely affect our business, results of operations and financial condition. See “-Technology Relationships” and Part I-Item 1A entitled “Risk Factors” included in this Annual Report on Form 10-K for the year ended December 31, 2011.
Desktop Solutions
We have established a very large installed customer base in the application virtualization market due to our early success applying this solution to remote access challenges. Today, this technology is part of an evolution to a new way of managing desktops, which is establishing a larger, encompassing market defined as desktop virtualization. Our primary competition in this market is the existing IT desktop management practice of manually configuring physical desktops, which is time-consuming, expensive and inconsistent. We also face numerous competitors that provide automation of these processes and alternative approaches including VMWare's View product and Oracle Corporation, or Oracle's, broad virtualization stack which is a feature of its operating system and management software.
We believe XenDesktop gives Citrix a competitive advantage by providing customers multiple ways to manage desktops within one, integrated desktop virtualization system. In addition, during 2011 we added our VDI-in-a-Box product, which is simple to install and gives us a VDI solution targeted toward smaller businesses without skilled IT support organizations. This product also competes with VMWare's View product and we believe the addition of the VDI-in-a-Box product gives us a simple affordable product that compliments and completes our XenDesktop product line.
Cloud Networking
Our NetScaler Web application delivery products compete against other established competitors, including, Cisco and F5 Networks, Inc., or F5. Both compete with us for traditional enterprise sales opportunities, while F5 is our principal competitor in the Internet-centric market segment. We continue to enhance NetScaler's feature capability and aggressively market NetScaler to our existing customer base.
Our Branch Repeater products compete with Cisco and Riverbed Technology, Inc., or Riverbed. Cisco has the largest market share, benefiting from its leadership in the networking market. Riverbed is a less established company than Citrix, but has the advantage of being focused solely on WAN optimization. We continue to develop enhanced features and functionality for our Branch Repeater products, in addition to optimizing their performance with existing Citrix products, to differentiate them from our competition. We are also able to bundle our Branch Repeater products with existing products and aggressively market them to our installed-base, which we believe gives us a competitive advantage.
Competition for Cloud Bridge comes in the form of alternative approaches to making the cloud a secure extension of a company's on-premise enterprise network such as WAN optimization, Internet protocol security, or IPSec, or multi-protocol label switching, or MPLS, network solutions, among others. F5 is a key competitor in this space. We believe Cloud Bridge is a more feature-rich solution than the other alternatives and provides superior flexibility as part of NetScaler.
Cloud Platform
In the server virtualization market, we compete directly with VMware, which was first to market with this technology and is widely regarded as the market leader. We believe XenServer, our server virtualization product, has features that are competitive with VMware's ESX Server in terms of performance, scalability and other enterprise-class capabilities. XenServer is offered as a free download, which significantly increases the reach of server virtualization to customers of all sizes and geographies. We monetize the XenServer product with premium editions that extend the platform to enable organizations of any size to integrate and automate management processes, delivering a virtual datacenter solution.
VMware is also the main competitor for our CloudStack product which is an advanced platform for building highly scalable and reliable cloud computing environments and our CloudPortal products which is a comprehensive portal for provisioning hosted applications, desktops, services and IaaS. Unlike VMware's products, our CloudStack and CloudPortal products draw on the successful models and experience of large, public cloud implementations and apply them to enterprise, private clouds. The differentiation and experience of our products is expanded when coupled with our NetScaler and XenServer products, both of which are used in large, public cloud implementations. Additionally, OpenStack, an open source project, provides an alternative solution to our CloudStack product. We believe CloudStack has a competitive advantage as it is production ready for cloud deployment.
Cloud Gateway also faces competition from VMware and a host of other, smaller solution providers. We believe Citrix offers the only integrated solution that aggregates, controls and delivers Windows, Web, SaaS and mobile applications to virtually any device, bringing all of the various components together. Further, we believe that our end user experience has a competitive edge when compared to the alternative solutions due to the intuitiveness and self-service features of our offering.
Software as a Service
Our SaaS offerings for Web collaboration, remote support and remote access continue to maintain solid leadership positions in extremely competitive markets, particularly among, SMBs. We differentiate our SaaS offerings by designing simple, secure, reliable and cost-efficient products that deliver a superior customer experience. Our competitors range from large, established technology firms to small, Internet-based startups.
We have been a market leader in SaaS-based secure remote access with our GoToMyPC product for many years. Our direct competition includes LogMeIn, Inc., or LogMeIn, free solutions such as Microsoft's Live Mesh and those from many Internet startups. In addition, new remote access features in desktop operating systems like Microsoft Windows and Macintosh OSX provide alternatives to our solution. We endeavor to differentiate our products by continuing our focus on security, ease-of-use and support for multiple desktop operating systems.
In Web collaboration, we compete primarily with Cisco's WebEx product, which currently has the leading market share in this space as well as collaboration solutions from Adobe Systems, Inc., or Adobe. Additionally we compete with freemium products such as Logmein's Join.me and Google's Google + Hangouts. Our GoToMeeting, GoToWebinar and GoToTraining products have proven to be competitive based on ease-of-use and the All You Can Meet® pricing model. In addition, we offer advanced VoIP-based audio technology, which allows us to market audio conference calling services directly to SMBs and enterprises. We further differentiate our collaboration products by integrating PSTN, VoIP and toll-free audio services. We believe these features give us competitive advantage among individual, prosumer and SMB customers. We further expanded our collaboration offerings with GoToTraining™, an online training service purpose-built for the corporate training market.
Our on-demand IT support products, marketed under the GoToAssist and GoToManage brands, have achieved the largest market share worldwide for Web-based clientless remote support. These offerings include versions purpose-built for individual users, consultants and small businesses, positioning Citrix as the only provider of remote support solutions for all segments of the market. In remote support, we compete with Cisco's WebEx and LogMeIn.
ShareFile's direct competition includes Dropbox, Inc., Box, Inc. and YouSendIt, Inc., as well as legacy solutions like traditional file transfer protocol, or FTP, in the SMB market. Many of these competitors offer free versions of their products and have strong brand recognition. However, we believe ShareFile offers a superior solution as it is built specifically to service the needs of business users. In the Enterprise market, there are few direct competitors to our ShareFile products but increased competition is anticipated as large enterprises begin to deploy solutions for data synching and sharing. We believe that Citrix's strong reputation in the Enterprise market, along with ShareFile's integration into Citrix products such as Receiver, will prove to be a differentiator.

Proprietary Technology
Our success is dependent upon certain proprietary technologies and core intellectual property. We have been awarded numerous domestic and foreign patents and have numerous pending patent applications in the United States and foreign countries. Our technology is also protected under copyright laws. Additionally, we rely on trade secret protection and confidentiality and proprietary information agreements to protect our proprietary technology. We have trademarks or registered trademarks in the United States and other countries, including Citrix®, Citrix Access Gateway™, Citrix Cloud Center™, Citrix Essentials™, Citrix Receiver™, Citrix Repeater™, Citrix Subscription Advantage™, Citrix Synergy™, Dazzle®, EdgeSight®, FlexCast™, GoToAssist®, GoToMeeting®, GoToMyPC®, GoToWebinar®, GoToTraining®, GoView®, HiDef Conferencing™, ICA®, nCore™, NetScaler®, Simplicity is Power™, VPX™, Xen®, XenApp®, XenCenter®, XenClient®, XenDesktop® and XenServer®. While our competitive position could be affected by our ability to protect our proprietary information, we believe that because of the rapid pace of technological change in the industry, factors such as the technical expertise, knowledge and innovative skill of our management and technical personnel, our technology relationships, name recognition, the timeliness and quality of support services provided by us and our ability to rapidly develop, enhance and market software products could be more significant in maintaining our competitive position. See Part I-Item 1A entitled “Risk Factors” included in this Annual Report on Form 10-K for the year ended December 31, 2011.
Available Information
Our Internet address is http://www.citrix.com. We make available, free of charge, on or through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. The information on our website is not part of this Annual Report on Form 10-K for the year ended December 31, 2011.
Employees
As of December 31, 2011, we had 6,936 employees. We believe our relations with employees are good. In certain countries outside the United States, our relations with employees are governed by labor regulations that provide for specific terms of employment between our company and our employees.

ITEM 1A. RISK FACTORS
Our operating results and financial condition have varied in the past and could in the future vary significantly depending on a number of factors. From time to time, information provided by us or statements made by our employees contain “forward-looking” information that involves risks and uncertainties. In particular, statements contained in this Annual Report on Form 10-K for the year ended December 31, 2011, and in the documents incorporated by reference into this Annual Report on Form 10-K for the year ended December 31, 2011, that are not historical facts, including, but not limited to, statements concerning new products, product development and offerings of products and services, market positioning, distribution and sales channels, our partners and other strategic or technology relationships, financial information and results of operations for future periods, product and price competition, strategy and growth initiatives, seasonal factors, natural disasters, stock-based compensation, licensing and subscription renewal programs, international operations and expansion, investment transactions and valuations of investments and derivative instruments, reinvestment or repatriation of foreign earnings, fluctuations in foreign exchange rates, tax matters, the finalization of our tax settlement with the IRS, acquisitions, stock repurchases, changes in accounting rules or guidance, changes in domestic and foreign economic conditions and credit markets, delays or reductions in technology purchases, liquidity, litigation matters, and intellectual property matters constitute forward-looking statements and are made under the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are neither promises nor guarantees. Our actual results of operations and financial condition could vary materially from those stated in any forward-looking statements. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Annual Report on Form 10-K for the year ended December 31, 2011, in the documents incorporated by reference into this Annual Report on Form 10-K or presented elsewhere by our management from time to time. Such factors, among others, could have a material adverse effect upon our business, results of operations and financial condition. We caution readers not to place undue reliance on any forward-looking statements, which only speak as of the date made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.
RISKS RELATED TO OUR BUSINESS AND INDUSTRY
Adverse changes in general economic conditions in any of the major countries in which we do business, particularly in the United States and Europe, could adversely affect our operating results.
As a global company, we are subject to the risks arising from adverse changes in global economic and market conditions. The worldwide economy underwent unprecedented turmoil in the past few years and continues to experience stock market volatility, difficulties in the financial services sector, financial instability related to the sovereign debt situation in Europe, reduced corporate profits and capital spending, and economic uncertainties. Although some of these conditions appear to be abating, there are a number of mixed indicators, the severity and length of time these economic and market conditions may persist is unknown, and the rate and pace of recovery in individual economies is also uncertain. The continuing uncertainty about future economic conditions, particularly in European markets, could negatively impact our current and prospective customers and result in delays or reductions in technology purchases. As a result, we could experience fewer orders, longer sales cycles, slower adoption of new technologies and increased price competition, any of which could materially and adversely affect our business, results of operations and financial condition. Adverse economic conditions also may negatively impact our ability to obtain payment for outstanding debts owed to us by our customers or other parties with whom we do business, particularly in Europe.
Our business could be adversely impacted by conditions affecting the information technology market.
The demand for our products and services depends substantially upon the general demand for business-related computer appliances and software, which fluctuates based on numerous factors, including capital spending levels, the spending levels and growth of our current and prospective customers, and general economic conditions. Moreover, the purchase of our products is often discretionary and may involve a significant commitment of capital and other resources. Future economic projections for the information technology sector are uncertain as companies continue to reassess their spending for technology projects. If our current and prospective customers engage in restructuring and other efforts to cut costs they may significantly reduce their information technology expenditures. Fluctuations in the demand for our products and services could have a material adverse effect on our business, results of operations and financial condition.
Our Desktop Solutions are part of a new way of managing desktops, and the growing market for this line of products and services remains uncertain and may result in slower revenue growth than currently expected.
While we have established a very large installed customer base in the application virtualization market due to our early success applying this solution to remote access challenges, applying this technology to desktops is part of a new way of managing desktops, which is establishing a larger, encompassing market defined as desktop virtualization. Our Desktop

Solutions offerings are based on this emerging technology platform, the success of which will depend on organizations and customers perceiving technological and operational benefits and cost savings associated with adopting desktop virtualization solutions. Although we have experienced early success with this platform, the technology is still emerging and the market for our Desktop Solutions remains uncertain because customers may experience challenges in implementing, and a more complex deployment of, desktop virtualization. In addition, our primary competition in desktop virtualization is the existing IT practice of managing physical desktops as a device and the success of our Desktop Solutions will depend on information technology executives' continuing to rethink how desktops can be delivered as a service rather than viewing desktops as a device. To the extent that there is slower adoption of desktop virtualization solutions, the revenue growth associated with our Desktop Solutions may be slower than currently expected, which could adversely affect our business, results of operations and financial condition.
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
Our success depends, in large part, upon the services of a number of key employees in certain areas of our business. Any officer or employee can terminate his or her relationship with us at any time. Our ability to effectively manage our business, including any growth in our business, depends upon our ability to retain our highly-skilled managerial, technical, sales and services, finance and marketing personnel. If any of those employees leave, we will need to attract and retain replacements for them. We also may need to add key personnel in the future, including in certain key areas of our business and to develop new products, product enhancements and technologies. The market for these qualified employees is competitive. We could find it difficult to successfully attract, assimilate or retain sufficiently qualified personnel in adequate numbers. If we cannot add the necessary staff and resources, our ability to develop future enhancements and features to our existing or future products could be delayed. Any delays could have a material adverse effect on our business, results of operations and financial condition.
In addition, the NASDAQ Marketplace Rules, to which we are subject, require stockholder approval for new equity compensation plans and significant amendments to existing equity compensation plans, including increases in shares available for issuance under such plans, and such amendments are often scrutinized by institutional shareholders and shareholder advisory services. If institutional shareholders vote, or shareholder advisory services recommend that our stockholders vote, against plans or amendments, we may not obtain the required stockholder vote, which would limit our ability to grant equity compensation to employees in the future. To the extent we are limited in the amount of equity compensation that we can provide to employees, we may incur increased cash compensation costs or find it difficult to attract, retain and motivate employees, which could materially and adversely affect our business.
We face intense competition, which could result in customer loss, fewer customer orders and reduced revenues and margins.
We sell our products and services in intensely competitive markets. Some of our competitors and potential competitors have significantly greater financial, technical, sales and marketing and other resources than we do. For example, our ability to market our Desktop Solutions, including XenDesktop, XenApp, and other future product offerings and upgrades, could be affected by a competitor's licensing and pricing scheme for client devices, servers and applications. Further, the announcement of the release, and the actual release, of new products incorporating similar features to our products could cause our existing and potential customers to postpone or cancel plans to license certain of our existing and future product and service offerings. In addition, alternative products for our Desktop Solutions and Datacenter and Cloud Solutions directly and indirectly compete with our current product lines and services. Existing or new products and services that provide alternatives to our products and services could materially impact our ability to compete in these markets. As the markets for our products and services continue to develop, additional companies, including companies with significant market presence in the computer hardware, software, cloud and related industries, could enter the markets in which we compete and further intensify competition. In addition, we believe price competition could become a more significant competitive factor in the future. As a result, we may not be able to maintain our historic prices and margins, which could adversely affect our business, results of operations and financial condition.
Industry consolidation may result in increased competition.
Some of our competitors have made acquisitions or entered into partnerships or other strategic relationships to offer a more comprehensive solution than they had previously offered. Additionally, as IT companies attempt to strengthen or maintain their market positions in the evolving desktop and application virtualization, Web collaboration, cloud networking and virtual infrastructure markets, these companies continue to seek to deliver comprehensive IT solutions to end users and combine enterprise-level hardware and software solutions that may compete with our virtualization and Web collaboration solutions. These consolidators or potential consolidators may have significantly greater financial, technical and other resources than we do and may be better positioned to acquire and offer complementary products and services. The companies resulting from these possible combinations may create more compelling product and service offerings and be able to offer greater pricing flexibility or sales and marketing support for such offerings than we can. These heightened competitive pressures could result in a loss of customers or a reduction in our revenues or revenue growth rates, all of which could adversely affect our business, results of operations and financial condition.
Our Datacenter and Cloud Solutions initiatives present execution and competitive risks.
We have announced new products and technology initiatives which aim to leverage our desktop management software products into the emerging area of cloud computing. For example, our Datacenter and Cloud Solutions initiatives offer solutions to help our customers easily and quickly move or extend key datacenter workloads to the cloud for increased availability and flexibility. These initiatives present new and difficult technology challenges. Our customers may choose not to adopt our new products or services, and we may be subject to claims if customers of these offerings experience service disruptions or failures, security breaches or other quality issues. Further, the success of these new offerings depends upon the cooperation of third party hardware, software and cloud hosting vendors to provide interoperability with our products and services and to offer compatible products and services to end users.
Since the cloud computing market is in the early stages of development, we expect other companies to enter this market and to introduce their own initiatives that may compete with, or not be compatible with, our cloud initiatives. These competitive initiatives could limit the degree to which other vendors develop products and services around our offerings. Additionally, our operating margins in our new initiatives may be lower than those we have achieved in our more mature products and services markets, and our new initiatives may not generate sufficient revenue to recoup our investments in them. If any of these events were to occur, it could adversely affect our business, results of operations and financial condition.
Actual or perceived security vulnerabilities in our products and services could have a material adverse impact on our business and results of operations.
Use of our SaaS offerings, including GoToMyPC, GoToMeeting, GoToAssist, GoToWebinar and ShareFile, involves the storage and transmission of customers' business and personally identifiable information. Thus, maintaining the security of computers, computer networks and data storage resources is a critical issue for us and our customers, as security breaches could result in the loss of and/or unauthorized access to this information. We devote significant resources to address security vulnerabilities in our products and services through engineering more secure products and services, enhancing security and reliability features in our products and services, deploying security updates to address security vulnerabilities and seeking to respond to known security incidents in sufficient time to minimize any potential adverse impact. However, because techniques used to obtain unauthorized access to or sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. A breach of our security measures as a result of third-party action, computer viruses, employee error, malfeasance or otherwise could result in:

•
harm to our reputation or brand, which could lead some customers to seek to cancel subscriptions, stop using certain of our products or services, reduce or delay future purchases of our products or services, or use competing products or services;

•	individual and/or class action lawsuits, which could result in financial judgments against us and which would cause us to incur legal fees and costs;

•	state or federal enforcement action, which could result in fines and/or penalties and which would cause us to incur legal fees and costs; and/or

•	additional costs associated with responding to the breach, such as the costs of providing individuals and/or data owners with notice of the breach, legal fees, the costs of any additional fraud detection activities required by credit card associations, and costs incurred by credit card issuers associated with the compromise and additional monitoring of systems for further fraudulent activity.

Any of these actions could materially adversely impact our business and results of operations.
Regulation of the Web, privacy and data security may adversely affect sales of our SaaS offerings and result in increased compliance costs.
As Web commerce continues to evolve, increasing regulation by federal, state or foreign agencies and industry groups becomes more likely. For example, we believe increased regulation is likely with respect to the solicitation, collection, processing or use of personal, financial and consumer information as regulatory authorities around the world are considering a number of legislative and regulatory proposals concerning data protection, privacy and data security. In addition, the interpretation and application of consumer and data protection laws and industry standards in the United States, Europe and elsewhere are often uncertain and in flux. The application of existing laws to cloud-based solutions is particularly uncertain and cloud-based solutions may be subject to further regulation, the impact of which cannot be fully understood at this time. Moreover, it is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data and privacy practices. If so, in addition to the possibility of fines, this could result in an order requiring that we change our data and privacy practices, which could have an adverse effect on our business and results of operations. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business. Also, any new regulation, or interpretation of existing regulation, imposing greater fees or taxes on Web-based services, such as Web collaboration services and audio services, or restricting information exchange over the Web, could result in a decline in the use and adversely affect sales of our SaaS offerings and our results of operations.
As we enter into a new market with our ShareFile products and integrate this business into our operations, we will be exposed to a new category of risks associated with data sharing services. In particular, ShareFile products may involve the storage and transmission of protected health information, or PHI, that is subject to the Health Insurance Portability and Accountability Act, or HIPAA. HIPAA was recently amended by the Health Information Technology for Economic and Clinical Health Act, or the HITECH ACT, which has significantly increased the civil money penalties for violations of patient privacy rights protected under HIPAA. As a result of the HITECH ACT, business associates who have access to PHI provided by hospitals, healthcare providers, health insurance companies and other covered entities are now directly subject to HIPAA, including the new enforcement scheme and inspection requirements. If we receive PHI from covered entities that are subject to HIPAA, we will be required to comply with HIPAA's stringent data security requirement and we may be liable for sanctions and penalties for any failure to so comply. Furthermore, we may be required to incur additional expenses in order to comply with the HITECH Act and any further amendments to and/or modifications of these requirements.
Our products could contain errors that could delay the release of new products or that may not be detected until after our products are shipped.
Despite significant testing by us and by current and potential customers, our products, especially new products or releases or acquired products, could contain errors. In some cases, these errors may not be discovered until after commercial shipments have been made. Errors in our products could delay the development or release of new products and could adversely affect market acceptance of our products. Additionally, our products depend on third-party products, which could contain defects and could reduce the performance of our products or render them useless. Because our products are often used in mission-critical applications, errors in our products or the products of third parties upon which our products rely could give rise to warranty or other claims by our customers, which may have a material adverse effect on our business, financial condition and results of operations.
We may experience outages, data loss and disruptions of our SaaS offerings and Datacenter and Cloud Solutions, which could significantly and adversely affect our financial condition and operating results.
The increasing user traffic and complexity of our SaaS offerings and Datacenter and Cloud Solutions demands more computing power. We have spent and expect to continue to spend substantial amounts to adequately resource our SaaS offerings and Datacenter and Cloud Solutions and to upgrade our technology and network infrastructure to handle the increased traffic of our Web collaboration products, including GoToMeeting, GoToWebinar and GoToTraining, and to introduce new products, including our ShareFile products and related services. Maintaining and expanding the capacity and geographic footprint of our infrastructure is expensive and complex. Inefficiencies or operational failures, including temporary service outages and temporary or permanent loss of customer data, could diminish the perceived quality and reliability of our services, and result in liability claims by customers and other third parties, damage to our reputation and loss of current and potential subscribers, any of which could materially and adversely affect our financial condition and results of operations.
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
Our future success depends on our ability to continually enhance our current products and services and develop and introduce new products and services that our customers choose to buy. If we are unable to keep pace with technological developments and customer demands by introducing new products and services and enhancements, our business, results of operations and financial condition could be adversely affected. Our future success could be hindered by:

•	delays in our introduction of new products and services;

•	delays in market acceptance of new products and services or new releases of our current products and services; and

•	our, or a competitor's, announcement of new product or service enhancements or technologies that could replace or shorten the life cycle of our existing product and service offerings.
In order for a number of our products to succeed in the future, we believe the demand for technology will need to shift from the types of products and services we and our competitors have sold in the past to a new generation of products we now offer. For example, we cannot guarantee that our Desktop Solutions, SaaS offerings and Datacenter and Cloud Solutions will achieve the broad market acceptance by our channel and strategic partners, customers and prospective customers necessary to generate significant revenue in the future. In addition, we cannot guarantee that we will be able to respond effectively to technological changes or new product announcements by others. If we experience material delays or sales shortfalls with respect to our new products and services or new releases of our current products and services, those delays or shortfalls could have a material adverse effect on our business, results of operations and financial condition.
Our long sales cycle for Desktop Solutions sales could cause significant variability in our revenue and operating results for any particular period.
Generally, a substantial portion of our large and medium-sized customers implement our Desktop Solutions on a departmental or enterprise-wide basis. We have a long sales cycle for these departmental or enterprise-wide sales because:

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
Our long sales cycle for these large-scale deployments makes it difficult to predict when these sales will occur, and we may not be able to sustain these sales on a predictable basis. In addition, the long sales cycle for these large-scale deployment sales makes it difficult to predict the quarter in which sales will occur. Delays in sales could cause significant variability in our revenue and operating results for any particular period, and large projects with significant IT components may fail to meet our customers' business requirements or be canceled before delivery, which likewise could adversely affect our revenue and operating results for any particular period.
In addition, our business is subject to seasonal fluctuations and are generally highest in our fourth fiscal quarter which we believe is due to the lapse of customers' fiscal year budgets and an increase in amounts paid pursuant to our sales compensation plans due to compensation plan accelerators that are often triggered in the fourth quarter. We believe that these seasonal factors are common within our industry. In addition, our European operations generally generate lower revenues in the summer months because of the generally reduced economic activity in Europe during the summer.

Our success depends on our ability to attract and retain and further access large enterprise customers.
We must retain and continue to expand our ability to reach and access large enterprise customers by adding effective value-added distributors, or VADs, system integrators, or SIs and expanding our direct sales teams and consulting services. Our inability to attract and retain large enterprise customers could have a material adverse effect on our business, results of operations and financial condition. Large enterprise customers usually request special pricing and purchase of multiple years of subscription and maintenance up-front and generally have longer sales cycles, which could negatively impact our revenues. By allowing these customers to purchase multiple years of subscription or maintenance up-front and by granting special pricing, such as bundled pricing or discounts, to these large customers, we may have to defer recognition of some or all of the revenue from such sales. This deferral could reduce our revenues and operating profits for a given reporting period. Additionally, as we attempt to attract and penetrate large enterprise customers, we may need to invest in resources to coordinate among channel partners and internal sales, engineering and consulting resources and increase corporate branding and marketing activities, which could increase our operating expenses. These efforts may not proportionally increase our operating revenues and could reduce our profits.
Changes to our licensing or subscription renewal programs, or bundling of our products, could negatively impact the timing of our recognition of revenue.
We continually re-evaluate our licensing programs and subscription renewal programs, including specific license models, delivery methods, and terms and conditions, to market our current and future products and services. We could implement new licensing programs and subscription renewal programs, including promotional trade-up programs or offering specified enhancements to our current and future product and service lines. Such changes could result in deferring revenue recognition until the specified enhancement is delivered or at the end of the contract term as opposed to upon the initial shipment or licensing of our software product. We could implement different licensing models in certain circumstances, for which we would recognize licensing fees over a longer period, including offering additional products in a SaaS model. Changes to our licensing programs and subscription renewal programs, including the timing of the release of enhancements, upgrades, maintenance releases, the term of the contract, discounts, promotions and other factors, could impact the timing of the recognition of revenue for our products, related enhancements and services and could adversely affect our operating results and financial condition.
Further, we may be required to defer the recognition of revenue that we receive from the sale of certain bundled products, if we have not established vendor specific objective evidence, or VSOE, for the undelivered elements in the arrangement in accordance with generally accepted accounting principles in the United States, or GAAP. A delay in the recognition of revenue from sales of these bundled products may cause fluctuations in our quarterly financial results and may adversely affect our operating margins. Similarly, companies that we acquire may operate with different cost and margin structures, which could further cause fluctuations in our operating results and adversely affect our operating margins. Moreover, if our quarterly financial results or our predictions of future financial results fail to meet the expectations of securities analysts and investors, our stock price could be negatively affected.
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
As we expand our international footprint, we could become subject to additional risks that could harm our business.
We conduct significant sales and customer support, development and engineering operations in countries outside of the United States. During the year ended December 31, 2011, we derived approximately 43% of our revenues from sales outside the United States. Our continued growth and profitability could require us to further expand our international operations. To successfully maintain and expand international sales, we may need to establish additional foreign operations, hire additional personnel and recruit additional international resellers. In addition, there is significant competition for entry into high growth markets where we may seek to expand, such as China. Our international operations are subject to a variety of risks, which could cause fluctuations in the results of our international operations. These risks include:

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
Our success depends, in part, on our ability to anticipate and address these risks. We cannot guarantee that these or other factors will not adversely affect our business or results of operations.
Our business could be harmed if we do not effectively manage our direct sales force alone and in combination with our distribution channels.
We utilize a direct sales force, as well as a network of distribution channels, to sell our products and services. We may experience difficulty in hiring, retaining and motivating our direct sales force team, and sales representatives will require substantial amounts of training, including regular updates to cover new and upgraded products and services, particularly in connection with our acquisitions. Moreover, our recent hires and sales personnel added through our recent acquisition activity may not become as productive as we would like, as in most cases it takes a significant period of time before they achieve full productivity.
Successfully managing the interaction of our direct sales force and channel partners to reach various potential customers for our products and services is a complex process. If we are unsuccessful in balancing the growth and expansion of our various sales channels, growth in one area might harm our relationships or efforts in another channel. In addition, each sales channel has distinct risks and costs, and therefore, our failure to implement the most advantageous balance in the sales model for our products and services could materially and adversely affect our revenue and profitability.
We rely on indirect distribution channels and major distributors that we do not control.
We rely significantly on independent distributors and resellers to market and distribute our products and appliances. For instance, one distributor, Ingram Micro, accounted for 17% of our net revenues in 2011. Our distributor arrangements with Ingram Micro consist of several non-exclusive, independently negotiated agreements with our subsidiaries, each of which cover different countries or regions. In addition, our reseller base is relatively concentrated. We maintain and periodically revise our sales incentive programs for our independent distributors and resellers, and such program revisions may adversely impact our results of operations. Our competitors may in some cases be effective in providing incentives to current or potential distributors and resellers to favor their products or to prevent or reduce sales of our products. The loss of or reduction in sales to our distributors or resellers could materially reduce our revenues. Further, we could maintain individually significant accounts receivable balances with certain distributors. The financial condition of our distributors could deteriorate and distributors could significantly delay or default on their payment obligations. Any significant delays, defaults or terminations could have a material adverse effect on our business, results of operations and financial condition.
We plan to diversify our base of channel relationships by adding and training more channel members with abilities to reach larger enterprise customers and to sell our newer products. We also plan to create relationships with new channel partners, such as systems integrators and OEMs. In addition to this diversification of our base, we will need to maintain a healthy mix of channel members who service smaller customers. We may need to add and remove distribution members to maintain customer satisfaction and a steady adoption rate of our products, which could increase our operating expenses. Through our Citrix Partner Network and other programs, we are currently investing, and intend to continue to invest, significant resources to develop these channels, which could reduce our profits.
For certain of our products we rely on third-party suppliers and contract manufacturers, making us vulnerable to supply problems and price fluctuations.
We rely on a concentrated number of third-party suppliers, who provide hardware or hardware components for our products, and contract manufacturers. For example, the production, final test, warehousing and shipping for our Datacenter and Cloud Solutions products that contain a hardware component, are primarily performed by a third-party contract manufacturer. We do not typically have long-term supply agreements with our suppliers; and, in most cases, we purchase the products and components on an as-needed purchase order basis. While we have not, to date, experienced any material difficulties or delays in the manufacture and assembly of our products, our suppliers may encounter problems during manufacturing due to a variety of reasons, including failure to follow specific protocols and procedures, failure to comply with applicable regulations, equipment malfunction, natural disasters and environmental factors, any of which could delay or impede their ability to meet our demand.

Although we are seeking to diversity our relationships in the area, our reliance on these third-party suppliers and contract manufacturers subjects us to risks that could harm our business, especially if these third-party suppliers and contract manufacturers remain concentrated in number, including:

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

•	our suppliers may encounter financial hardships unrelated to our demand for components, which could inhibit their ability to fulfill our orders and meet our requirements; and

•	our suppliers may experience significant delays in the manufacture and assembly of our products caused by natural disasters and other environmental factors.
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
We are exposed to fluctuations in foreign currency exchange rates, which could adversely affect our future operating results.
Our results of operations are subject to fluctuations in exchange rates, which could adversely affect our future revenue and overall operating results. In order to minimize volatility in earnings associated with fluctuations in the value of foreign currency relative to the U.S. dollar, we use financial instruments to hedge our exposure to foreign currencies as we deem appropriate for a portion of our expenses, which are denominated in the local currency of our foreign subsidiaries. We generally initiate our hedging of currency exchange risks one year in advance of anticipated foreign currency expenses for those currencies to which we have the greatest exposure. When the dollar is weak, foreign currency denominated expenses will be higher, and these higher expenses will be partially offset by the gains realized from our hedging contracts. If the dollar is strong, foreign currency denominated expenses will be lower. These lower expenses will in turn be partially offset by the losses incurred from our hedging contracts. There is a risk that there will be fluctuations in foreign currency exchange rates beyond the one year timeframe for which we hedge our risk and there is no guarantee that we will accurately forecast the expenses we are hedging. Changes in the value of foreign currencies relative to the value of the U.S. dollar could adversely affect future revenue and operating results. In addition, as a result of entering into these contracts with counterparties who are unrelated to us, the risk of a counterparty default exists in fulfilling the hedge contract. Should there be a counterparty default, we could be unable to recover anticipated net gains from the transactions.
If we fail to effectively manage our growth, our future operating results could be adversely affected.
Historically, the scope of our operations, the number of our employees and the geographic area of our operations and our revenue have grown rapidly. In addition, we have acquired both domestic and international companies. This growth and the assimilation of acquired operations and their employees could continue to place a significant strain on our managerial, operational and financial resources as our future acquisition activities accelerate our business expansion. We need to continue to implement and improve additional management and financial systems and controls. We may not be able to manage the current scope of our operations or future growth effectively and still exploit market opportunities for our products and services in a timely and cost-effective way and we may not meet our scalability expectations. Our future operating results could be adversely affected if we are unable to manage our expanding product lines, our marketing and sales organizations and our client support organization to the extent required for any increase in installations of our products.
If we do not generate sufficient cash flow from operations in the future, we may not be able to fund our product development efforts and acquisitions or fulfill our future obligations.
Our ability to generate sufficient cash flow from operations to fund our operations and product development efforts, including the payment of cash consideration in acquisitions and the payment of our other obligations, depends on a range of economic, competitive and business factors, many of which are outside of our control. We cannot assure you that our business will generate sufficient cash flow from operations, or that we will be able to liquidate our investments, repatriate cash and investments held in our overseas subsidiaries, sell assets or raise equity or debt financings when needed or desirable. An inability to fund our operations or fulfill outstanding obligations could have a material adverse effect on our business, financial condition and results of operations. For further information, please refer to “Management's Discussion and Analysis of

Financial Condition and Results of Operations-Liquidity and Capital Resources.”
RISKS RELATED TO ACQUISITIONS AND STRATEGIC RELATIONSHIPS
Acquisitions present many risks, and we may not realize the financial and strategic goals we anticipate at the time of an acquisition.
Our growth is dependent upon market growth, our ability to enhance existing products and services, and our ability to introduce new products and services on a timely basis. In recent years, we have addressed and intend to continue to address the need to develop new products and services and enhance existing products and services through acquisitions of other companies, product lines and/or technologies. However, acquisitions, including those of high-technology companies, are inherently risky. We cannot provide any assurance that any of our acquisitions or future acquisitions will be successful in helping us reach our financial and strategic goals. The risks we commonly encounter in undertaking, managing and integrating acquisitions are:

•	difficulties and delays integrating the personnel, operations, technologies, products and systems of the acquired companies;

•	undetected errors or unauthorized use of a third-party's code in products of the acquired companies;

•	our ongoing business may be disrupted and our management's attention may be diverted by acquisition, transition or integration activities;

•	the need to implement controls, procedures and policies appropriate for a larger public company at companies that prior to acquisition had lacked such controls, procedures and policies;

•	difficulties managing or integrating an acquired company's technologies or lines of business;

•	potential difficulties in completing projects associated with purchased in-process research and development;

•	entry into markets in which we have no or limited direct prior experience and where competitors have stronger market positions and which are highly competitive;

•	the potential loss of key employees of the acquired company;

•	an uncertain revenue and earnings stream from the acquired company, which could dilute our earnings;

•	potential difficulties integrating the acquired products and services into our sales channel;

•
assuming pre-existing contractual relationships of an acquired company that we would not have otherwise entered into, the termination or modification of which may be costly or disruptive to our business;

•	being subject to unfavorable revenue recognition or other accounting treatment as a result of an acquired company's practices; and

•	intellectual property claims or disputes.
Our failure to manage growth effectively and successfully integrate acquired companies due to these or other factors could have a material adverse effect on our business, results of operations and financial condition. Further, our 2012 operating plan assumes a certain level of financial performance from our acquisitions that were completed during 2011 and if these acquired companies or technologies do not perform as we expect, our operating results could be materially and adversely affected.
In addition, we may not have the opportunity to make suitable acquisitions on favorable terms in the future, which could negatively impact the growth of our business. We expect that other companies in our industry will compete with us to acquire compatible businesses. This competition could increase prices for businesses and technologies that we would likely pursue, and our competitors may have greater resources than we do to complete these acquisitions.
If we determine that any of our goodwill or intangible assets, including technology purchased in acquisitions, are impaired, we would be required to take a charge to earnings, which could have a material adverse effect on our results of operations.
We have a significant amount of goodwill and other intangible assets, such as product related intangible assets, from our acquisitions. We do not amortize goodwill and intangible assets that are deemed to have indefinite lives. However, we do amortize certain product related technologies, trademarks, patents and other intangibles and we periodically evaluate them for impairment. We review goodwill for impairment annually, or sooner if events or changes in circumstances indicate that the carrying amount could exceed fair value, at the reporting unit level, which for us, also represents our operating segments. Due to uncertain market conditions and potential changes in our strategy and product portfolio, it is possible that the forecasts we use to support our goodwill and other intangible assets could change in the future, which could result in non-cash charges that would adversely affect our results of operations and financial condition. If we determine that any of the goodwill or other intangible assets associated with our acquisitions is impaired, then we would be required to reduce the value of those assets or to write them off completely by taking a charge to current earnings. If we are required to write down or write off all or a portion of those assets, or if financial analysts or investors believe we may need to take such action in the future, our stock price and operating results could be materially and adversely affected.
Furthermore, impairment testing requires significant judgment, including the identification of reporting units based on our internal reporting structure that reflects the way we manage our business and operations and to which our goodwill and intangible assets would be assigned. In 2011, we early adopted authoritative guidance, which provides entities with an option to perform a qualitative assessment to determine whether further quantitative impairment testing for goodwill is necessary where we estimate future revenue, consider market factors and estimate our future cash flows. Significant judgments are required to estimate the fair value of our goodwill and intangible assets, including estimating future cash flows, determining appropriate discount rates, estimating the applicable tax rates, foreign exchange rates and interest rates, projecting the future industry trends and market conditions, and making other assumptions. Although we believe the assumptions, judgments and estimates we have made have been reasonable and appropriate, different assumptions, judgments and estimates, particularly when implementing new assessment methodology such as we did in 2011, could materially affect our results of operations. Changes in these estimates and assumptions, including changes in our reporting structure, could materially affect our determinations of fair value.
Our earnings could be adversely affected if the private companies we invest in for strategic reasons fail or lose value.
We invest in private companies to further our strategic objectives and support our key business initiatives. Such investments include equity or debt instruments and many of these instruments are non-marketable at the time of our initial investment. These companies range from early-stage companies that are often still defining their strategic direction to more mature companies with established revenue streams and business models. The success of these companies is dependent on product development, market acceptance, operational efficiency, and other key business factors. The companies in which we invest may fail or lose value because they may not be able to secure additional funding, obtain favorable investment terms for future financings, or participate in liquidity events such as public offerings, mergers, and private sales. If any of these private companies fail or lose value, we could be required to impair or write off all or part of our investment in that company. Additionally, for cases in which we are required under equity method accounting to recognize our proportionate share of the investee's income or loss, if loss greater than anticipated such income or loss may impact our earnings.
Our inability to maintain or develop our strategic and technology relationships could adversely affect our business.
Our business depends on strategic and technology relationships. We cannot assure you that those relationships will continue in the future. We rely on strategic or technology relationships with companies such as Microsoft, Intel, Cisco, Dell, Hewlett-Packard Company, Fujitsu Limited and others. We depend on the entities with which we have strategic or technology relationships to successfully test our products, to incorporate our technology into their products and to market and sell those products. We cannot assure you that we will be able to maintain our current strategic and technology relationships or to develop additional strategic and technology relationships. In addition, one of our strategic partners may decide to team with another company or develop its own integrated solution that could compete with our products. If the companies with which we have strategic or technology relationships are unable to incorporate our technology into their products or to market or sell those products, our business, results of operations and financial condition could be materially adversely affected.
RISKS RELATED TO INTELLECTUAL PROPERTY AND BRAND RECOGNITION
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
Any patents owned by us could be invalidated, circumvented or challenged. Any of our pending or future patent applications, whether or not being currently challenged, may not be issued with the scope of protection we seek, if at all; and if issued, may not provide any meaningful protection or competitive advantage.
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
Our products and services, including products obtained through acquisitions, could infringe third-party intellectual property rights, which could result in material litigation costs.
We are increasingly subject to patent infringement claims and may in the future be subject to claims alleging the unauthorized use of a third-party's code in our products. This may occur for a variety of reasons, including:

•
the expansion of our product lines, such as our Datacenter and Cloud Solutions and related technical services and expansion of our Online Services division's Web collaboration, remote access and support services, through product development and acquisitions;

•	an increase in patent infringement litigation commenced by non-practicing entities;

•
an increase in the number of competitors in our industry segments and the resulting increase in the number of related products and services and the overlap in the functionality of those products and services;

•
an increase in the number of competitors in our industry segments and the resulting increase in the number of related products and services and the overlap in the functionality of those products and services;

•
an increase in the risk that our competitors and third parties could use their own intellectual property rights to limit our freedom to operate and exploit our products, or to otherwise block us from taking full advantage of our markets;

•
our products and services may rely on the technology of others and, therefore, require us to obtain intellectual property licenses from third parties in order for us to commercialize our products or services and we may not be able to obtain or continue to obtain licenses from these third parties on reasonable terms; and

•	the unauthorized use of third-party code in our product development process.
Companies and inventors are more frequently seeking to patent software. As a result, we could receive more patent infringement claims. Responding to any infringement claim, regardless of its validity or merit, could result in costly litigation. Further, intellectual property litigation could compel us to do one or more of the following:

•	pay damages (including the potential for treble damages), license fees or royalties (including royalties for past periods) to the party claiming infringement;

•	stop licensing products or providing services that use the challenged intellectual property;

•	obtain a license from the owner of the infringed intellectual property to sell or use the relevant technology, which license may not be available on reasonable terms, or at all; or

•	redesign the challenged technology, which could be time consuming and costly, or not be accomplished.
If we were compelled to take any of these actions, our business, results of operations or financial condition may suffer.
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
If an author or other third party that distributes open source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations. If our defenses were not successful, we could be subject to significant damages, enjoined from the distribution of our products that contained open source software, and required to comply with the terms of the applicable license, which could disrupt the distribution and sale of some of our products. In addition, if we combine our proprietary software with open source software in an unintended manner, under some open source licenses we could be required to publicly release the source code of our proprietary software.

In addition to risks related to license requirements, usage of open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or assurance of title or controls on the origin of the software.
If open source software programmers, many of whom we do not employ, do not continue to develop and enhance the open source technologies we utilize, we may be unable to develop Cloud Platform products, adequately enhance our existing cloud products or meet customer requirements for innovation, quality and price of cloud products.
We rely to a significant degree on an informal community of independent open source software programmers to develop and enhance the Xen hypervisor. A relatively small group of software engineers, many of whom are not employed by us, are primarily responsible for the development and evolution of the Xen hypervisor, which is the heart of the XenServer virtualization product. Similarly, a small community of software developers are primarily responsible for the development and enhancement of the open source CloudStack platform. If these programmers fail to adequately further develop and enhance our open source technologies, we would need to further develop and enhance these technologies with our own resources. Additionally, the CloudStack IaaS software platform is still an emerging technology, making it difficult for us to predict the level of its adoption in the market. In any event, our development expenses could be increased and our product release and upgrade schedules could be delayed. Delays in developing, completing or shipping new or enhanced products could result in delayed or reduced revenue for those products and could also adversely affect customer acceptance of those offerings.
Our business depends on maintaining and protecting our strong collection of brands.
The Citrix product and service brands that we have developed has significantly contributed to the success of our business. Maintaining and enhancing the Citrix product and service brands is critical to expanding our base of customers and partners. We may be subject to reputational risks if others adopt similar marks in an effort to misappropriate and profit on our brand name and do not provide the same level of quality as is delivered by our products and services. In order to maintain, enhance and protect our brands, we may be required to make substantial investments that may not be successful. If we fail to maintain, enhance and protect the Citrix brands, if we incur excessive expenses in this effort or if customers or potential customers are confused by others' trademarks, our business, operating results, and financial condition may be materially and adversely affected.
If we lose access to third-party licenses, releases of our products could be delayed.
We believe that we will continue to rely, in part, on third-party licenses to enhance and differentiate our products. Third-party licensing arrangements are subject to a number of risks and uncertainties, including:

•	undetected errors or unauthorized use of another person's code in the third party's software;

•	disagreement over the scope of the license and other key terms, such as royalties payable;

•	infringement actions brought by third-party licensees;

•	that third parties will create solutions that directly compete with our products; and

•	termination or expiration of the license.
If we lose or are unable to maintain any of these third-party licenses or are required to modify software obtained under third-party licenses, it could delay the release of our products. Any delays could have a material adverse effect on our business, results of operations and financial condition.

RISKS RELATED TO OUR COMMON STOCK AND EXTERNAL FACTORS
Natural disasters or other unanticipated catastrophes that result in a disruption of our operations could negatively impact our results of operations.
Our worldwide operations are dependent on our network infrastructure, internal technology systems and website. Significant portions of our computer equipment, intellectual property resources and personnel, including critical resources dedicated to research and development and administrative support functions are presently located at our corporate headquarters in Fort Lauderdale, Florida, an area of the country that is particularly prone to hurricanes, and at our various locations in California, an area of the country that is particularly prone to earthquakes. We also have operations in various domestic and international locations that expose us to additional diverse risks. The occurrence of natural disasters, such as hurricanes, floods or earthquakes, or other unanticipated catastrophes, such as telecommunications failures, cyber-attacks, fires or terrorist attacks, at any of the locations in which we or our key partners, suppliers and customers do business, could cause interruptions in our operations. For example, hurricanes have passed through southern Florida causing extensive damage to the region. In addition, even in the absence of direct damage to our operations, large disasters, terrorist attacks or other casualty events could have a significant impact on our partners', suppliers' and customers' businesses, which in turn could result in a negative impact on our results of operations. Extensive or multiple disruptions in our operations, or our partners', suppliers' or customers' businesses, due to natural disasters or other unanticipated catastrophes could have a material adverse effect on our results of operations.
Our investment portfolio has been subject to impairment charges due to the recent financial crisis in the capital markets and may be adversely impacted by volatility in the capital markets.
Our investment portfolio as of December 31, 2011 primarily consisted of agency securities, corporate securities, government securities, commercial paper and municipal securities. As a result of adverse financial market conditions in recent years, investments in some financial instruments posed risks arising from liquidity and credit concerns. Future adverse market conditions and volatility could create similar risks for investments in financial instruments. Although we follow an established investment policy and seek to minimize the credit risk associated with investments by investing primarily in investment grade, highly liquid securities and by limiting exposure to any one issuer depending on credit quality, we cannot give any assurances that the assets in our investment portfolio will not lose value, become impaired, or suffer from illiquidity.
Future market conditions and volatility could require us to record impairment charges for other-than-temporary declines in fair market value in our available-for-sale investments, which could adversely affect our results of operations. Moreover, fluctuations in economic and market conditions could adversely affect the market value of our investments, and we could lose some of the principal value of our investment portfolio. A total loss of an investment, dependent on an individual security's par value, or a significant decline in the value of our investment portfolio could adversely affect our financial condition.
Unanticipated changes in our tax rates or our exposure to additional income tax liabilities could affect our operating results and financial condition.
Our future effective tax rates could be favorably or unfavorably affected by unanticipated changes in the valuation of our deferred tax assets and liabilities, the geographic mix of our revenue, or by changes in tax laws or their interpretation. Significant judgment is required in determining our worldwide provision for income taxes. In addition, we are subject to the continuous examination of our income tax returns by tax authorities, including the Internal Revenue Service, or the IRS. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance, however, that the outcomes from these continuous examinations will not have an adverse effect on our operating results and financial condition. Additionally, due to the evolving nature of tax rules combined with the large number of jurisdictions in which we operate, it is possible that our estimates of our tax liability and the realizability of our deferred tax assets could change in the future, which may result in additional tax liabilities and adversely affect our results of operations, financial condition and cash flows.
In June 2010, we reached a settlement in principle with the IRS regarding previously disclosed income tax deficiencies asserted in a Revenue Agent's Report issued by the IRS. The final settlement requires the finalization of tax deficiency calculations with the IRS and a written agreement signed by the IRS. It is uncertain how long it will take to reach a final settlement with the IRS, and there can be no assurances that a final written agreement will be obtained or that this matter will otherwise be resolved in our favor. An adverse outcome of this matter could have a material adverse effect on our results of operations and financial condition.
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
The stock market in general, The NASDAQ Global Select Market, and the market for software companies and technology companies in particular, have experienced extreme price and volume fluctuations. These fluctuations have often been unrelated or disproportionate to operating performance. These forces reached unprecedented levels in the second half of 2008, resulting in the bankruptcy or acquisition of, or government assistance to, several major domestic and international financial institutions and a material decline in economic conditions. In particular, the U.S. equity markets experienced significant price and volume fluctuations that have affected the market prices of equity securities of many technology companies, continuing through 2011. During 2011, our stock price has experienced volatility, with the closing price of our common stock on The NASDAQ Global Select Market having ranged from $50.31 on August 19, 2011 to $87.62 on May 31, 2011. These broad market and industry factors could materially and adversely affect the market price of our stock, regardless of our actual operating performance.
Changes or modifications in financial accounting standards may have a material adverse impact on our reported results of operations or financial condition.
From time to time, the Financial Accounting Standards Board, or FASB, either alone or jointly with the International Accounting Standards Board, or IASB, promulgates new accounting principles that could have a material adverse impact on our reported results of operations or financial condition. For example, FASB is currently working together with the IASB to converge certain accounting principles and facilitate more comparable financial reporting between companies who are required to follow GAAP and those who are required to follow International Financial Reporting Standards, or IFRS. These efforts may result in different accounting principles under GAAP, which may have a material impact on the way in which we report financial results in areas including, among others, revenue recognition, lease accounting, and financial statement presentation. We expect the SEC to make a determination in the future regarding the incorporation of IFRS into the financial reporting system for U.S. companies. A change in accounting principles from GAAP to IFRS would be costly to implement and may have a material impact on our financial statements and may retroactively adversely affect previously reported transactions.

ITEM 1B. UNRESOLVED STAFF COMMENTS
We have received no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of our 2011 fiscal year that remain unresolved.

ITEM 2. PROPERTIES
We lease and sublease office space in the Americas, which is comprised of the United States, Canada and Latin America, EMEA, which is comprised of Europe, the Middle East and Africa, and Asia-Pacific. The following table presents the location and square footage of our leased office space by reporting segment as of December 31, 2011:

	Enterprise division	Online Services division
	(square footage)
Americas	764,425	207,194
EMEA	278,872	54,319
Asia-Pacific	531,797	4,094
Total	1,575,094	265,607
In addition, we own land and buildings in Fort Lauderdale, Florida with approximately 281,189 square feet of office space used for our corporate headquarters and 42,000 square feet of office space in EMEA related to our Enterprise division.
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
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Price Range of Common Stock and Dividend Policy
Our common stock is currently traded on The NASDAQ Global Select Market under the symbol “CTXS.” The following table sets forth the high and low sales prices for our common stock as reported on The NASDAQ Global Select Market for the periods indicated, as adjusted to the nearest cent.

	High	Low
Year Ended December 31, 2011:
Fourth quarter	$78.00	$51.60
Third quarter	$84.00	$50.21
Second quarter	$88.49	$71.43
First quarter	$73.99	$61.24
Year Ended December 31, 2010:
Fourth quarter	$71.57	$55.12
Third quarter	$71.93	$41.62
Second quarter	$49.98	$40.33
First quarter	$49.14	$40.48
On February 17, 2012, the last reported sale price of our common stock on The NASDAQ Global Select Market was $74.77 per share. As of February 17, 2012, there were approximately 818 holders of record of our common stock.
We currently intend to retain any earnings for use in our business, for investment in acquisitions and to repurchase shares of our common stock. We have not paid any cash dividends on our capital stock in the last two years and do not currently anticipate paying any cash dividends on our capital stock in the foreseeable future.
Issuer Purchases of Equity Securities
Our Board of Directors has authorized an ongoing stock repurchase program with a total repurchase authority granted to us of $3.0 billion. The objective of the stock repurchase program is to improve stockholders’ returns. At December 31, 2011, approximately $186.6 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. The following table shows the monthly activity related to our stock repurchase program for the quarter ended December 31, 2011.

	Total Number of Shares Purchased (1,2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate dollar value of Shares that may yet be Purchased under the Plans or Programs (in thousands)
October 1, 2011 through October 31, 2011	8,924	$62.86	8,924	$286,570
November 1, 2011 through November 30, 2011	928,179	$71.19	928,179	$220,621
December 1, 2011 through December 31, 2011	489,062	$70.32	489,062	$186,618
Total	1,426,165	$70.84	1,426,165	$186,618

(1)
Represents shares acquired in open market purchases. We expended approximately $100.0 million during the quarter ended December 31, 2011 for repurchases of our common stock. For more information see Note 8 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2011.

(2)	Includes 16,465 shares withheld from stock units that vested in the fourth quarter of 2011 to satisfy minimum tax withholding obligations that arose on the vesting of stock units.

ITEM 6. SELECTED FINANCIAL DATA
The following selected consolidated financial data is derived from our consolidated financial statements. This data should be read in conjunction with the consolidated financial statements and notes thereto, and with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share data)
Consolidated Statements of Income Data:
Net revenues	$2,206,392	$1,874,662	$1,614,088	$1,583,354	$1,391,942
Cost of net revenues(a)	282,197	223,420	187,310	175,132	137,607
Gross margin	1,924,195	1,651,242	1,426,778	1,408,222	1,254,335
Operating expenses:
Research and development	343,727	326,647	281,980	288,109	205,103
Sales, marketing and services	839,818	729,754	679,053	669,569	590,409
General and administrative	307,270	258,875	239,623	256,679	229,229
Amortization of other intangible assets	16,390	14,279	20,972	22,724	17,387
Restructuring	24	971	26,473	—	—
In-process research and development	—	—	—	1,140	9,800
Total operating expenses	1,507,229	1,330,526	1,248,101	1,238,221	1,051,928
Income from operations	416,966	320,716	178,677	170,001	202,407
Interest income	13,819	14,577	14,683	31,506	49,704
Other (expense) income, net	(288)	(1,473)	532	(4,584)	(1,203)
Income before income taxes	430,497	333,820	193,892	196,923	250,908
Income taxes	74,867	57,379	2,875	18,647	36,425
Consolidated net income	355,630	276,441	191,017	178,276	214,483
Less: Net loss attributable to non-controlling interest	692	624	—	—	—
Net income attributable to Citrix Systems, Inc.	$356,322	$277,065	$191,017	$178,276	$214,483
Net income per share attributable to Citrix Systems, Inc. stockholders — diluted(b)	$1.87	$1.46	$1.03	$0.96	$1.14

	December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Consolidated Balance Sheet Data:
Total assets	$4,099,541	$3,703,600	$3,091,147	$2,694,306	$2,534,693
Total equity	2,730,490	2,560,588	2,188,507	1,917,865	1,838,325

(a)
Cost of net revenues includes amortization of product related intangible assets of $54.7 million, $50.5 million, $47.9 million, $48.0 million and $29.6 million in 2011, 2010, 2009, 2008 and 2007, respectively.

(b)
Our diluted weighted–average shares outstanding primarily fluctuates based on the level of shares issued under our stock-based compensation programs, stock repurchases made under our stock repurchase program and shares issued in connection with our acquisitions. See Notes 3, 7 and 8 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2011.

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
Executive Summary

We are a strategic technology provider transforming how people, business and IT work and collaborate in the Cloud Era. With our virtualization, networking and cloud technologies, we make complex enterprise IT simpler and more accessible for a diverse, global, and mobile workforce. We deliver a secure and familiar virtual workplace experience that powers mobile work styles, so people can work and collaborate virtually anywhere, with anyone on virtually any device, simply accessing the services they need. These technologies give workers more control over their work and life, while helping business and IT be more flexible and agile.
We believe our approach is unique in the market because we have combined innovative technologies in the area of desktop management, including but not limited to desktop virtualization and application virtualization, marketed as our Desktop Solutions, and cloud networking and cloud platform products, marketed as our Datacenter and Cloud Solutions, to deliver a comprehensive end-to-end application delivery solution, and one that we believe, when considered as a whole, is competitively differentiated by its feature set and interoperability.
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
We saw uncertainties surrounding IT spending, particularly in the European markets, in 2011. This trend is expected to continue in 2012 as we continue to experience uneven demand in many European countries, especially in the public sector. This overall economic uncertainty may adversely affect sales of our products and services and may result in longer sales cycles, slower adoption of technologies and increased price competition, particularly in Europe. Offsetting the uneven demand in European countries, we continue to see demand growth in the Americas and Asia-Pacific regions.
Our priorities for 2012 are to sustain the long-term growth of our businesses around the world by expanding our go-to-market reach and customer attachment points; enhancing our current products through intelligent integration, licensing and packaging across our product portfolio to deliver simpler, better and more competitive solutions; fostering technological innovation; and engineering excellence; and making selective and strategic acquisitions of technology, talent and/or businesses.
We continue to make strategic investments in research and development of existing and new products, and to invest in research and development of advanced and innovative technologies for future application, including increasing research and development capacity and headcount. We believe that delivering innovative and high-value solutions through our Enterprise division’s products and services and our Online Services division’s services is the key to meeting customer and partner needs and achieving our future growth. We also intend to continue making significant investments to expand our brand awareness in virtualization, networking and cloud computing spaces. We plan to increase sales, consulting and technical services capacity and headcount to support larger strategic customer engagements and more focus on SI partnerships, as well as investing in new service provider channel programs that allow our partners to upgrade their capabilities in desktop virtualization, giving us more capacity to drive strategic desktop deals and to cross-sell networking, data sharing and collaboration.
Enterprise division
Our Desktop Solutions are built to transform and reduce the cost of traditional desktop management by virtualizing the desktop, with our XenDesktop product, and virtualizing applications, with our XenApp product, in a customer’s datacenter. We are moving the delivery of desktops and related applications to an on-demand service as opposed to the delivery of a device. We continue to see growing customer interest in XenDesktop and, in addition, by making the XenDesktop trade-up program a standard program, we are maximizing our XenApp install base and driving continued XenDesktop adoption. Further, we are helping customers accelerate the implementation of desktop virtualization enterprise-wide through our Desktop Transformation Model. Our Desktop Transformation Model has been enhanced by our acquisition of RingCube, which facilitates user personalization in virtual desktop deployments, and our App-DNA acquisition, which provides customers a means of analyzing an enterprise's application portfolio, offering deployment guidance and calculating project effort.
Our Datacenter and Cloud Solutions, including our cloud networking products and cloud platform products, which include our newly acquired CloudStack and CloudPortal products, can alter the traditional economics of the datacenter by providing much greater levels of flexibility of computing resources, especially with respect to servers, by improving application performance and thereby reducing the amount of processing power involved, and allowing easy reconfiguration of servers by allowing storage and network infrastructure to be added-in virtually rather than physically. Our cloud networking products are also enhancing our differentiation and driving customer interest around desktop virtualization, as enterprises are finding good leverage in deploying these technologies together.
In 2011, we continued to invest in innovative products and services for the Enterprise division through strategic acquisitions. In July 2011, we acquired Cloud.com, Inc., or Cloud.com, a privately-held market leading provider of software infrastructure platforms for cloud providers. Cloud.com’s CloudStackTM and CloudPortalTM product lines help providers of all types deploy and manage simple, cost-effective cloud services that are scalable, secure, and open by design. In August 2011, we acquired RingCube, a privately-held company that specializes in user personalization technology for virtual desktops. In October 2011, we acquired Novel Labs, Inc., or ShareFile, a privately-held market leading provider of secure data sharing and collaboration. The ShareFile product line makes it easy for businesses of all sizes to securely store, sync and share business documents and files, both inside and outside the company. ShareFile's centralized cloud storage capability also allows users to share files across multiple devices and access them from any location. In November 2011, we acquired App-DNA™, a privately-held leader in application migration and management. App-DNA's technology adds a significant component to our Desktop Transformation Model, which is aimed at helping customers speed deployments of desktop virtualization enterprise-wide. The App-DNA AppTitude™ product enables organizations to quickly and intelligently assess their application portfolio and migration plans.
Online Services division
Our Online Services division is focused on developing and marketing Web-based access, support and collaboration products. These products are primarily marketed via the Web to large enterprises, medium and small businesses, prosumers and individuals. Our Online Services division’s Web collaboration products offer secure and cost-effective solutions that allow users to host and actively participate in online meetings, webinars and training sessions remotely and reduce costs associated with business travel. Our remote access solution offers a secure, simple and cost efficient way for users to access their desktops remotely, and our remote support solutions offer secure, on-demand support over the Internet.
In addition, we continue to grow our Online Services division by increasing our addressable market geographically and offering products that appeal to a wider range of customers. To accelerate the European expansion of our Online Services division, in February 2011, we acquired Netviewer AG, or Netviewer, a privately held European software as a service, or SaaS, vendor in collaboration and IT services. Netviewer is part of our Online Services division and is expected to further enable the extension of our SaaS leadership in Europe.
Summary of Results
For the year ended December 31, 2011 compared to the year ended December 31, 2010, we delivered the following financial performance:

•	Product License revenue increased 20.2% to $744.5 million;

•	License Updates revenue increased 8.7% to $741.8 million;

•	Software as a Service revenue increased 19.3% to $430.2 million;

•	Technical Services revenue increased 36.5% to $289.8 million;

•	Operating income increased 30.0% to $417.0 million; and

•	Diluted earnings per share increased 28.4% to $1.87.
The increase in our Product License revenue was primarily driven by increased sales of our Desktop Solutions, led by our XenDesktop product and increased sales of our Datacenter and Cloud Solutions, led by our NetScaler products. We currently expect our Product License revenue to increase when comparing the first quarter of 2012 to the first quarter of 2011. The increase in License Updates revenue was driven by an increase in Subscription Advantage renewal sales over our growing subscriber base. Our Software as a Service revenue increased due to increased sales of our Web collaboration services. The increase in Technical Services revenue was primarily driven by increased sales of support and consulting services related to our Enterprise division’s products. Our increase in operating income and diluted earnings per share was driven by our increased revenue as well as operating leverage gained by managing our overall operating expenses. We currently target that total revenue will increase when comparing the first quarter of 2012 to the first quarter of 2011, as well as when comparing the 2012 fiscal year to the 2011 fiscal year. In addition, consistent with the growth we are experiencing in our business, we also currently target that total operating expenses will increase when comparing the first quarter of 2012 to the first quarter of 2011, as well as when comparing the 2012 fiscal year to the 2011 fiscal year.
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
2011 Acquisitions
Netviewer AG
In February 2011, we acquired all of the issued and outstanding securities of Netviewer, which we refer to as the Netviewer Acquisition, a privately held European SaaS vendor in collaboration and IT services. Netviewer became part of our Online Services division and the acquisition enables the extension of our Online Services business in Europe. The total consideration for this transaction was approximately $107.5 million, net of $6.3 million of cash acquired, and was paid in cash. In addition, in connection with the acquisition, we assumed non-vested stock units, which were converted into the right to receive up to 99,100 shares of our common stock, for which the vesting period reset fully upon the closing of the transaction. Transaction costs associated with the acquisition were approximately $3.1 million, of which we expensed $1.1 million and $2.0 million during the years ended December 31, 2011 and 2010, respectively, and are included in general and administrative expense in our consolidated statements of income included in this Annual Report on Form 10-K for the year ended December 31, 2011.
Cloud.com
In July 2011, we acquired all of the issued and outstanding securities of Cloud.com. Cloud.com became part of our Enterprise division and the acquisition further establishes us as a leader in infrastructure for the growing cloud provider market. The total consideration for this transaction was approximately $158.8 million, net of $5.6 million of cash acquired, and was paid in cash. Transaction costs associated with the acquisition were approximately $2.9 million, all of which we expensed during the year ended December 31, 2011, and are included in general and administrative expense in our consolidated statements of income included in this Annual Report on Form 10-K for the year ended December 31, 2011. In addition, in connection with the acquisition we assumed non-vested stock units, which were converted into the right to receive up to 288,742 shares of our common stock and certain stock options which are exercisable for 183,780 shares of our common stock, for which the vesting period reset fully upon the closing of the transaction.
RingCube
In August 2011, we acquired all of the issued and outstanding securities of RingCube. RingCube became part of our Enterprise division and the acquisition further solidifies our position in desktop virtualization. The total consideration for this transaction was approximately $32.2 million, net of $0.5 million of cash acquired, and was paid in cash. Transaction costs associated with the acquisition were approximately $0.6 million, all of which we expensed during the year ended December 31, 2011, and are included in general and administrative expense in our consolidated statements of income included in this Annual Report on Form 10-K for the year ended December 31, 2011. In addition, in connection with the RingCube acquisition, we assumed non-vested stock units which were converted into the right to receive up to 58,439 shares of our common stock, for which the vesting period reset fully upon the closing of the transaction.
ShareFile
In October 2011, we acquired all of the issued and outstanding securities of ShareFile. ShareFile became part of our Enterprise division. The total consideration for this transaction was approximately $54.5 million, net of $1.7 million of cash acquired, and was paid in cash. Transaction costs associated with the acquisition were approximately $0.7 million, all of which we expensed during the year ended December 31, 2011 and are included in general and administrative expense in our consolidated statements of income included in this Annual Report on Form 10-K for the year ended December 31, 2011. In addition, in connection with the acquisition we assumed non-vested stock units, which were converted into the right to receive up to 180,697 shares of our common stock and assumed certain stock options which are exercisable for 390,775 shares of our common stock, for which the vesting period reset fully upon the closing of the transaction.
App-DNA
In November 2011, we acquired all of the issued and outstanding securities of App-DNA. App-DNA became part of our Enterprise division. The total consideration for this transaction was approximately $91.3 million, net of $3.2 million of cash acquired, and was paid in cash. Transaction costs associated with the acquisition were approximately $1.3 million, all of which we expensed during the year ended December 31, 2011, and are included in general and administrative expense in our consolidated statements of income included in this Annual Report on Form 10-K for the year ended December 31, 2011. In addition, in connection with the acquisition we assumed non-vested stock units, which were converted into the right to receive up to 114,487 shares of our common stock, for which the vesting period reset fully upon the closing of the transaction.
Other Acquisition
During the first quarter of 2011, we acquired certain assets of a wholly-owned subsidiary of a privately-held company for total cash consideration of approximately $10.5 million. We accounted for this acquisition as a business combination in accordance with the authoritative guidance and it became part of our Enterprise division, thereby expanding our solutions portfolio for service providers and developing unique integrations with our application delivery solutions.
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
2010 Acquisitions
In September 2010, we acquired all of the issued and outstanding securities of VMLogix Inc., or VMLogix, a privately held provider of virtualization management software for private and public cloud computing systems. VMLogix became part of our Enterprise division. The total consideration for this transaction was approximately $13.2 million, comprised of approximately $10.4 million in cash, net of cash acquired, and approximately $2.8 million related to VMLogix liabilities settled in conjunction with the acquisition. The sources of funds for this transaction consisted of available cash. We also assumed stock options for which the vesting period reset fully upon the closing of the transaction. When these stock options vest, they will be exercisable for up to 47,784 shares of our common stock.
During the first quarter of 2010, we acquired two privately-held companies for a total cash consideration of approximately $9.2 million, net of cash acquired and was paid in cash.
We have included the effects of all of the companies acquired in 2010 in our results of operations prospectively from the date of each acquisition.
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

Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2011 describes the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements.
Revenue Recognition
We recognize revenue when it is earned and when all of the following criteria are met: persuasive evidence of the arrangement exists; delivery has occurred or the service has been provided and we have no remaining obligations; the fee is fixed or determinable; and collectability is probable. We define these four criteria as follows:

•
Persuasive evidence of the arrangement exists. We primarily sell our software products via electronic or paper licenses and typically require a purchase order from the distributor, reseller or end-user (depending on the arrangement) who have previously negotiated a master distribution or resale agreement and an executed product license agreement from the end-user. For appliance sales, our customary practice is to require a purchase order from distributors and resellers who have previously negotiated a master packaged product distribution or resale agreement. We typically recognize revenue upon shipment for our appliance sales. For technical support, product training and consulting services, we require a purchase order and an executed agreement. For SaaS, we generally require the customer or the reseller to electronically accept the terms of an online services agreement or execute a contract.

•
Delivery has occurred and we have no remaining obligations. We consider delivery of licenses under electronic licensing agreements to have occurred when the related products are shipped and the end-user has been electronically provided the software activation keys that allow the end-user to take immediate possession of the product. For hardware appliance sales, our standard delivery method is free-on-board shipping point. Consequently, we consider delivery of appliances to have occurred when the products are shipped pursuant to an agreement and purchase order. For SaaS, delivery occurs upon providing the users with their login id and password. For product training and consulting services, we fulfill our obligation when the services are performed. For license updates, technical support and SaaS, we assume that our obligation is satisfied ratably over the respective terms of the agreements, which are typically 12 to 24 months.

•
The fee is fixed or determinable. In the normal course of business, we do not provide customers with the right to a refund of any portion of their license fees or extended payment terms. The fees are considered fixed and determinable upon establishment of an arrangement that contains the final terms of the sale including description, quantity and price of each product or service purchased. For SaaS, the fee is considered fixed or determinable if it is not subject to refund or adjustment.

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

The majority of our product license revenue consists of revenue from the sale of stand-alone software products. Stand-alone software sales generally include a perpetual license to our software and are subject to the industry specific software revenue recognition guidance. In accordance with this guidance, we allocate revenue to license updates related to our stand-alone software and any other undelivered elements of the arrangement based on VSOE of fair value of each element and such amounts are deferred until the applicable delivery criteria and other revenue recognition criteria described above have been met. The balance of the revenues, net of any discounts inherent in the arrangement, is recognized at the outset of the arrangement using the residual method as the product licenses are delivered. If management cannot objectively determine the fair value of each undelivered element based on VSOE of fair value, revenue recognition is deferred until all elements are delivered, all services have been performed, or until fair value can be objectively determined. We also make certain judgments to record estimated reductions to revenue for customer programs and incentive offerings including volume-based incentives, at the time sales are recorded.
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
In October 2009, the Financial Accounting Standards Board, or the FASB, amended the accounting standards for revenue recognition to remove tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of industry-specific software revenue recognition guidance. In October 2009, the FASB also amended the accounting standards for multiple deliverable revenue arrangements to:

•	provide updated guidance on how the deliverables in a multiple deliverable arrangement should be separated, and how the consideration should be allocated;

•
require an entity to allocate revenue in an arrangement using estimated selling prices, or ESP, of deliverables if a vendor does not have VSOE of selling price or third-party evidence of selling price, or TPE; and

•	eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.
Effective January 1, 2011, we adopted these standards on a prospective basis for new and materially modified arrangements originating after December 31, 2010. The adoption of these standards did not have a material impact on our financial position and results of operations for the year ended December 31, 2011. We do not expect the adoption of these standards to have a material impact on our financial position and results of operations in the future. However, we expect that this amended accounting guidance will facilitate our efforts to optimize our offerings due to better alignment between the economics of an arrangement and the accounting, which, may lead us to engage in new go-to-market practices in the future. In particular, we expect that the amended accounting standards will enable us to better integrate non-software products and services without VSOE into existing offerings and solutions. As our go-to-market strategies evolve, we may modify our pricing practices in the future, which could result in changes in selling prices, including both VSOE and ESP.
For new and materially modified multiple element transactions which contain non-software deliverables subsequent to the adoption of the amended revenue recognition standards, the arrangement consideration is allocated to stand-alone software deliverables as a group and the non-software deliverables based on the relative selling prices of using the selling price hierarchy in the amended revenue recognition guidance. The selling price hierarchy for a deliverable is based on its VSOE if available, TPE if VSOE is not available, or estimated selling price if neither VSOE nor TPE is available. We then recognize revenue on each deliverable in accordance with our policies for product and service revenue recognition. VSOE of selling price is based on the price charged when the element is sold separately. In determining VSOE, we require that a substantial majority of the selling prices fall within a reasonable range based on historical discounting trends for specific products and services. TPE of selling price is established by evaluating competitor products or services in stand-alone sales to similarly situated customers. However, as our products contain a significant element of proprietary technology and our solutions offer substantially different features and functionality, the comparable pricing of products with similar functionality typically cannot be obtained. Additionally, as we are unable to reliably determine what competitors products’ selling prices are on a stand-alone basis, we are not typically able to determine TPE. The estimate of selling price is established considering multiple factors including, but not limited to, pricing practices in different geographies and through different sales channels and competitor pricing strategies.
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
Our SaaS is purchased by large enterprises, small and medium-sized businesses, as well as individuals, and are centrally hosted within our datacenters. Our SaaS are considered service arrangements per the authoritative guidance; accordingly, fees related to online service agreements are recognized ratably over the contract term. In addition, SaaS revenues may also include set-up fees, which are recognized ratably over the contract term or the expected customer life, whichever is longer. Generally, our SaaS is sold separately and not bundled with Enterprise division products and services.
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

For purposes of determining the expected volatility factor, we used the implied volatility in two-year market-traded options on our common stock based on third party volatility quotes in accordance with the provisions of Staff Accounting Bulletin, or SAB, No. 107. Our decision to use implied volatility was based upon the availability of actively traded options on our common stock and our assessment that implied volatility is more representative of future stock price trends than historical volatility. The expected term of our options is based on historical employee exercise patterns. We also analyzed our historical pattern of option exercises based on certain demographic characteristics and we determined that there were no meaningful differences in option exercise activity based on demographic characteristics. The approximate risk free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with remaining terms equivalent to the expected term on our options. We do not intend to pay dividends on our common stock in the foreseeable future and, accordingly, we used a dividend yield of zero in the option pricing model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. All stock-based payment awards that vest based on service, including those with graded vesting schedules, are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. We issue non-vested stock units with performance goals to certain senior members of management. The number of non-vested stock units underlying each award may be determined based on a range of attainment within defined performance goals. We are required to estimate the attainment that will be achieved related to the defined performance goals and number of non-vested stock units that will ultimately be awarded in order to recognize compensation expense over the vesting period. If our initial estimates of performance goal attainment change, the related expense may fluctuate from quarter to quarter based on those estimates and if the performance goals are not met, no compensation cost will be recognized and any previously recognized compensation cost will be reversed. As of December 31, 2011, there was $223.1 million of total unrecognized compensation cost related to options and non-vested stock units. That cost is expected to be recognized over a weighted-average period of 2.33 years.
If factors change and we employ different assumptions for estimating stock-based compensation expense in future periods or if we decide to use a different valuation model, the stock-based compensation expense we recognize in future periods may differ significantly from what we have recorded in the current period and could materially affect our operating income, net income and earnings per share. This may result in a lack of consistency in future periods and materially affect the fair value estimate of stock-based payments. It may also result in a lack of comparability with other companies that use different models, methods and assumptions. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. These characteristics are not present in our option grants. Existing valuation models, including the Black-Scholes and lattice binomial models, may not provide reliable measures of the fair values of our stock-based compensation. Consequently, there is a risk that our estimates of the fair values of our stock-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those stock-based payments in the future. Certain stock-based payments, such as employee stock options, may expire with little or no intrinsic value compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, the value realized from these instruments may be significantly higher than the fair values originally estimated on the grant date and reported in our financial statements. There is currently no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values. See Notes 2 and 7 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2011 for further information regarding our adoption of the authoritative guidance for stock-based compensation.
Valuation and Classification of Investments
The authoritative guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). Our available-for-sale investments are measured to fair value on a recurring basis and accordingly are carried at fair value. In addition, we hold investments that are accounted for based on the cost method. These investments are periodically reviewed for impairment and when indicators of impairment exist, are measured to fair value as appropriate on a non-recurring basis. In determining the fair value of our investments we are sometimes required to use various alternative valuation techniques. The authoritative guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.

The authoritative guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: Level 1, observable inputs such as quoted prices in active markets for identical assets or liabilities, Level 2, inputs, other than quoted prices in active markets, that are observable either directly or indirectly, and Level 3, unobservable inputs in which there is little or no market data, which requires us to develop our own assumptions. Observable inputs are those that market participants would use in pricing the asset or liability that are based on market data obtained from independent sources, such as market quoted prices. When Level 1 observable inputs for our investments are not available to determine their fair value, we must then use other inputs which may include indicative pricing for securities from the same issuer with similar terms, yield curve information, benchmark data, prepayment speeds and credit quality or unobservable inputs that reflect our estimates of the assumptions market participants would use in pricing the investments based on the best information available in the circumstances. When valuation techniques, other than those described as Level 1 are utilized, management must make estimations and judgments in determining the fair value for its investments. The degree to which management’s estimation and judgment is required is generally dependent upon the market pricing available for the investments, the availability of observable inputs, the frequency of trading in the investments and the investment’s complexity. If we make different judgments regarding unobservable inputs we could potentially reach different conclusions regarding the fair value of our investments.
After we have determined the fair value of our investments, for those that are in an unrealized loss position, we must then determine if the investment is other-than-temporarily impaired. We review our investments quarterly for indicators of other-than-temporary impairment. This determination requires significant judgment and if different judgments are used the classification of the losses related to our investments could differ. In making this judgment, we employ a systematic methodology that considers available quantitative and qualitative evidence in evaluating potential impairment of our investments. If the carrying value of an available-for-sale investment exceeds its fair value, we evaluate, among other factors, general market conditions, the duration and extent to which the fair value is less than carrying value our intent to retain or sell the investment and whether it is more likely than not that we will not be required to sell the investment before the recovery of its amortized cost basis, which may not be until maturity. We also consider specific adverse conditions related to the financial health of and business outlook for the issuer, including industry and sector performance, rating agency actions and changes in credit default swap levels. For our cost method investments, our quarterly review of impairment indicators encompasses the analysis of specific criteria of the entity, such as cash position, financing needs, operational performance, management changes, competition and turnaround potential. If any of the above impairment indicators are present, we further evaluate whether an other-than-temporary impairment should be recorded. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established. See Notes 4 and 5 to our consolidated financial statements and “Liquidity and Capital Resources” for more information on our investments and fair value measurements.
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
We monitor acquired product related technology assets for impairment on a periodic basis by reviewing indicators of impairment. If an indicator exists we compare the estimated net realizable value to the unamortized cost of the technology. The recoverability of these technologies is primarily dependent upon our ability to commercialize products utilizing these technologies. The estimated net realizable value of the purchased technology is based on the estimated undiscounted future cash flows derived from such technology. Our assumptions about future revenues and expenses require significant judgment associated with the forecast of the performance of our products. Actual revenues and costs could vary significantly from these forecasted amounts. As of December 31, 2011, the estimated undiscounted future cash flows expected from product related technology assets from these acquisitions is sufficient to recover their carrying value. If these products are not ultimately accepted by our customers and distributors, and there is no alternative future use for the technology, we could determine that some or all of their remaining $204.3 million carrying value is impaired. In the event of impairment, we would record an impairment charge to earnings that could have a material adverse effect on our results of operations.
Goodwill
At December 31, 2011, we had $1,239.1 million in goodwill related to our acquisitions. The goodwill recorded in relation to these acquisitions is not deductible for tax purposes. Our revenues are derived from sales of our Enterprise division products, which include our Desktop Solutions, Datacenter and Cloud Solutions and related technical services and from sales of our Online Services division’s Web collaboration, remote access and support services. The Enterprise division and the Online Services division constitute our two reportable segments. See Note 12 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2011 for additional information regarding our reportable segments. We evaluate goodwill between these segments, which represent our reporting units.

We account for goodwill in accordance with FASB’s authoritative guidance, which requires that goodwill and certain intangible assets are not amortized, but are subject to an annual impairment test. We complete our goodwill impairment test on an annual basis, during the fourth quarter of our fiscal year, or more frequently, if changes in facts and circumstances indicate that an impairment in the value of goodwill recorded on our balance sheet may exist. In 2011 we early adopted the authoritative guidance, which provides entities with an option to perform a qualitative assessment to determine whether further quantitative impairment testing for goodwill is necessary, which we refer to as the Qualitative Screen. In performing the Qualitative Screen for our goodwill impairment test, we are required to make assumptions and judgments including but not limited to the following: the evaluation of macroeconomic conditions as related to our business, industry and market trends, and the overall future financial performance of our reporting units and future opportunities in the markets in which they operate. If after performing the Qualitative Screen impairment indicators are present, we would perform a quantitative impairment test to estimate the fair value of goodwill. In doing so, we would estimate future revenue, consider market factors and estimate our future cash flows. Based on these key assumptions, judgments and estimates, we determine whether we need to record an impairment charge to reduce the value of the goodwill carried on our balance sheet to its estimated fair value. Assumptions, judgments and estimates about future values are complex and often subjective and can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy or our internal forecasts. Although we believe the assumptions, judgments and estimates we have made have been reasonable and appropriate, different assumptions, judgments and estimates could materially affect our results of operations.
We performed the Qualitative Screen for our goodwill impairment test in the fourth quarter of 2011. As a result of the Qualitative Screen, no further quantitative impairment test was deemed necessary in 2011. There was no impairment of goodwill as a result of the annual impairment tests completed during the fourth quarters of 2011 and 2010. Excluding goodwill, we have no intangible assets deemed to have indefinite lives.
Income Taxes
We are required to estimate our income taxes in each of the jurisdictions in which we operate as part of the process of preparing our consolidated financial statements. At December 31, 2011, we had approximately $93.3 million in net deferred tax assets. The authoritative guidance requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We review deferred tax assets periodically for recoverability and make estimates and judgments regarding the expected geographic sources of taxable income and gains from investments, as well as tax planning strategies in assessing the need for a valuation allowance. At December 31, 2011, we determined that a $9.2 million valuation allowance relating to deferred tax assets for net operating losses was necessary. If the estimates and assumptions used in our determination change in the future, we could be required to revise our estimates of the valuation allowances against our deferred tax assets and adjust our provisions for additional income taxes.
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
The following discussion relating to the individual financial statement captions, our overall financial performance, operations and financial position should be read in conjunction with the factors and events described in “— Overview” and Part 1 – Item 1A entitled “Risk Factors,” included in this Annual Report on Form 10-K for the year ended December 31, 2011, which could impact our future performance and financial position.

Results of Operations
The following table sets forth our consolidated statements of income data and presentation of that data as a percentage of change from year-to-year (in thousands other than percentages):

	Year Ended December 31,			2011 Compared to 2010	2010 Compared to 2009
	2011	2010	2009
Revenues:
Product licenses	$744,513	$619,452	$538,975	20.2%	14.9%
License updates	741,834	682,246	604,968	8.7	12.8
Software as a service	430,213	360,617	308,177	19.3	17.0
Technical services	289,832	212,347	161,968	36.5	31.1
Total net revenues	2,206,392	1,874,662	1,614,088	17.7	16.1
Cost of net revenues:
Cost of license revenues	74,393	66,682	52,160	11.6	27.8
Cost of services revenues	153,063	106,234	87,233	44.1	21.8
Amortization of product related intangible assets	54,741	50,504	47,917	8.4	5.4
Total cost of net revenues	282,197	223,420	187,310	26.3	19.3
Gross margin	1,924,195	1,651,242	1,426,778	16.5	15.7
Operating expenses:
Research and development	343,727	326,647	281,980	5.2	15.8
Sales, marketing and services	839,818	729,754	679,053	15.1	7.5
General and administrative	307,270	258,875	239,623	18.7	8.0
Amortization of other intangible assets	16,390	14,279	20,972	14.8	(31.9)
Restructuring	24	971	26,473	*	*
Total operating expenses	1,507,229	1,330,526	1,248,101	13.3	6.6
Income from operations	416,966	320,716	178,677	30.0	79.5
Interest income	13,819	14,577	14,683	(5.2)	(0.7)
Other (expense) income, net	(288)	(1,473)	532	*	*
Income before income taxes	430,497	333,820	193,892	29.0	72.2
Income taxes	74,867	57,379	2,875	*	*
Consolidated net income	355,630	276,441	191,017	28.6	44.7
Less: Net loss attributable to non-controlling interest	692	624	—	*	*
Net income attributable to Citrix Systems, Inc.	$356,322	$277,065	$191,017	28.6%	45.0%

*	not meaningful
Revenues
Net revenues of our Enterprise division include product licenses, license updates, technical services and SaaS. Product Licenses primarily represent fees related to the licensing of the following major products:

•	Our Desktop Solutions, comprised primarily of our desktop virtualization product XenDesktop and our application virtualization product XenApp; and

•
Our Datacenter and Cloud Solutions revenues are primarily comprised of sales of our cloud networking products, which include NetScaler, Branch Repeater and Access Gateway and our Cloud platform products, which include XenServer, CloudStack and CloudPortal.

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
Technical Services revenues are comprised of fees from technical support, which includes hardware and software maintenance, and are recognized ratably over the contract term, as well as revenues from product training and certification, and consulting services revenue related to the implementation of our products, which are recognized as the services are provided. SaaS in our Enterprise division includes fees from sales of our ShareFile products, which are delivered as a subscription service and are recognized ratably over the contract term.
Our Online Services division’s revenues consist of fees related to our SaaS products from our Web collaboration products which primarily include our GoToMeeting, GoToWebinar, Hi-Def Audio, and GoToTraining services, our connectivity product, GoToMyPC, and our remote IT support which primarily include GoToAssist and GoToManage. Our Online Services revenue is recognized ratably over the contract term.
During the first quarter of 2012, we performed a review of the historical presentation of the revenue categories presented in our consolidated statements of income. As a result, we will adopt a revised presentation, which we believe is more comparable to those presented by other companies in our industry and better reflects our evolving product offerings, for example, our new software maintenance products. Beginning in the first quarter of 2012 technical support and hardware and software maintenance revenues, which are currently presented in Technical Services, and License Updates will be classified together as License Updates and Maintenance. Product training and certification and consulting services, which are currently presented in Technical Services, will be classified together as Professional Services. The classification of Product Licenses and Software as a Service will remain unchanged. This change in our presentation will not affect our total net revenues, total cost of net revenues or gross margin.

	Year Ended December 31,			2011 Compared to 2010	2010 Compared to 2009
	2011	2010	2009
	(In thousands)
Revenues:
Product Licenses	$744,513	$619,452	$538,975	$125,061	$80,477
License Updates	741,834	682,246	604,968	59,588	77,278
Software as a Service	430,213	360,617	308,177	69,596	52,440
Technical Services	289,832	212,347	161,968	77,485	50,379
Total net revenues	$2,206,392	$1,874,662	$1,614,088	$331,730	$260,574
Product Licenses
Product License revenue increased during 2011 when compared to 2010 primarily due to increased sales of our Desktop Solutions, led by XenDesktop of $141.5 million and increased sales of our Datacenter and Cloud Solutions, led by NetScaler, of $86.9 million. Product License revenue increased during 2010 when compared to 2009 primarily due to increased sales of our Datacenter and Cloud Solutions, led by NetScaler, of $41.3 million and increased sales of our Desktop Solutions, led by XenDesktop and related programs of $41.2 million. We currently target Product License sales to increase when comparing the first quarter of 2012 to the first quarter of 2011.
License Updates
License Updates revenue increased during 2011 when compared to 2010 primarily due to an increase in Subscription Advantage renewal sales over a larger base of subscribers. License Updates revenue increased during 2010 when compared to 2009 primarily due to an increase in new Subscription Advantage sales, led by increased XenDesktop product sales. We currently are targeting that License Updates revenue will increase when comparing the first quarter of 2012 to the first quarter of 2011 and when comparing the first quarter of 2012 to the fourth quarter of 2011. As described above, in the first quarter of 2012 License Updates revenue will be classified in Maintenance revenues.
Software as a Service
Software as a Service revenues increased during 2011 when compared to 2010 and during 2010 compared to 2009 primarily due to increased sales of our Online Services division's Web collaboration products. We currently target our Software as a Service revenues to increase when comparing the first quarter of 2012 to the first quarter of 2011 and when comparing the first quarter of 2012 to the fourth quarter of 2011 due primarily to increased sales of our Web collaboration products.

Technical Services
Technical Services revenue increased during 2011 when compared to 2010 primarily due to increases in technical support revenues of $45.4 million driven by increased sales of our Datacenter and Cloud Solutions and an increase in consulting revenues of $23.9 million related to increased sales of our Enterprise division’s products. Technical Services revenue increased during 2010 when compared to 2009 primarily due to increases in support revenues of $22.5 million driven by increased sales of our Datacenter and Cloud Solutions and an increase in consulting revenues of $15.4 million related to increased sales of our Enterprise division’s products. We currently target technical support and consulting revenues to increase when comparing the first quarter of 2012 to the first quarter of 2011 consistent with the increase in Product License revenue described above. As described above, in the first quarter of 2012 product training and certification and consulting services will be classified as Professional Services revenues, and hardware and software maintenance and technical support will be classified as Maintenance revenues.
Deferred Revenue
Deferred revenues are primarily comprised of License Updates revenue from Subscription Advantage, Technical Services revenues related to our support services and consulting contracts and Software as a Service revenues from annual service agreements. Deferred revenues primarily increased approximately $180.9 million as of December 31, 2011 compared to December 31, 2010 primarily due to increased sales and renewals of our Subscription Advantage product of $111.2 million and increased sales of our support services of $51.3 million. We currently target deferred revenue to continue to increase in 2012.
While it is generally our practice to promptly ship our products upon receipt of properly finalized purchase orders, we sometimes have product license orders that have not shipped. Although the amount of such product license orders may vary, the amount, if any, of such product license orders at the end of a particular period has not been material to total revenue at the end of any reporting period. We do not believe that backlog, as of any particular date, is a reliable indicator of future performance.
International Revenues
International revenues (sales outside the United States) accounted for approximately 43.2% of our net revenues for the year ended December 31, 2011, 42.7% of our net revenues for the year ended December 31, 2010 and 43.6% of our net revenues for the year ended December 31, 2009. For detailed information on international revenues, please refer to Note 12 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2011.
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
An analysis of our reportable segment net revenue is presented below (in thousands):

	Year Ended December 31,			Revenue Growth	Revenue Growth
	2011	2010	2009	2011 to 2010	2010 to 2009
	(In thousands)
Enterprise division	$1,778,646	$1,514,045	$1,305,911	17.5%	15.9%
Online Services division	427,746	360,617	308,177	18.6%	17.0%
Consolidated net revenues	$2,206,392	$1,874,662	$1,614,088	17.7%	16.1%
With respect to our segment revenues, the increase in net revenues for the comparative periods presented was due primarily to the factors previously discussed above. See Note 12 of our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2011 for additional information on our segment revenues.

Cost of Net Revenues

	Year Ended December 31,			2011 Compared to 2010	2010 Compared to 2009
	2011	2010	2009
	(In thousands)
Cost of product license revenues	$74,393	$66,682	$52,160	$7,711	$14,522
Cost of services revenues	153,063	106,234	87,233	46,829	19,001
Amortization of product related intangible assets	54,741	50,504	47,917	4,237	2,587
Total cost of net revenues	$282,197	$223,420	$187,310	$58,777	$36,110
Cost of product license revenues consists primarily of hardware, product media and duplication, manuals, packaging materials, shipping expense and royalties. Cost of services revenue consists primarily of compensation and other personnel-related costs of providing technical support and consulting, as well as the costs related to providing our SaaS. Also included in cost of net revenues is amortization of product related intangible assets.
Cost of product license revenues increased during 2011 when compared to 2010 and during 2010 when compared to 2009 primarily due to increased sales of our Datacenter and Cloud Solutions, as described above, many of which contain hardware components that have a higher cost than our other software products. We currently are targeting cost of product license revenues will increase when comparing the first quarter of 2012 to the first quarter of 2011 consistent with increases in our product license revenues.
Cost of services revenues increased during 2011 compared to 2010 consistent with the increase in sales of our Web collaboration products, and related investments in platforms and server capacity of $24.0 million. Also contributing to the increase in cost of services revenues is an increase in consulting and support costs of $15.2 million related to increased sales of our Enterprise division's technical services as described above. Cost of services revenues increased during 2010 compared to 2009 consistent with the increase in revenue of technical services related to our Enterprise division's products as described above. We currently are targeting cost of services revenues will increase when comparing the first quarter of 2012 to the first quarter of 2011 consistent with the increase in Software as a Service and Technical Services revenues as discussed above.
Gross Margin
Gross margin as a percent of revenue was 87.2% for 2011, 88.1% for 2010 and 88.4% for 2009. The slight decrease in gross margin as a percentage of net revenue for all periods presented was primarily due to the increase in sales of products with a hardware component and increased sales of our services both of which have a higher cost than our software products.
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
Research and Development Expenses

	Year Ended December 31,			2011 Compared to 2010	2010 Compared to 2009
	2011	2010	2009
	(In thousands)
Research and development	$343,727	$326,647	$281,980	$17,080	$44,667
Research and development expenses consisted primarily of personnel related costs and facility and equipment costs directly related to our research and development activities. We expensed substantially all development costs included in the research and development of our products.

Research and development expenses increased during 2011 as compared to 2010 due to a $36.4 million increase in compensation and other employee related costs primarily related to increased headcount due to strategic hiring and acquisitions. Partially offsetting the increases in research and development costs when comparing 2011 to 2010 is a $22.4 million decrease in stock-based compensation expense due to stock-based awards related to certain acquisitions that fully vested.
Research and development expenses increased during 2010 as compared to 2009 primarily due to a $30.9 million increase in compensation and other employee related costs. Also contributing to the increase in research and development expenses was a $10.9 million increase in facilities and related depreciation. These increases primarily relate to the strategic hiring of employees in research and development as discussed above in our Executive Summary.

Sales, Marketing and Services Expenses

	Year Ended December 31,			2011 Compared to 2010	2010 Compared to 2009
	2011	2010	2009
	(In thousands)
Sales, marketing and services	$839,818	$729,754	$679,053	$110,064	$50,701
Sales, marketing and services expenses consisted primarily of personnel related costs, including sales commissions, pre-sales support, the costs of marketing programs aimed at increasing revenue, such as brand development, advertising, trade shows, public relations and other market development programs and costs related to our facilities, equipment and information systems that are directly related to our sales, marketing and services activities.
Sales, marketing and services expenses increased during 2011 compared to 2010 primarily due to an $81.1 million increase in compensation, including variable compensation and employee-related costs due to additional headcount in our sales force and technical services group, as well as from our acquisitions. Also contributing to the increase in sales, marketing and services expense was a $10.6 million increase in facilities costs and related depreciation consistent with the increase in headcount and a $10.3 million increase in marketing program costs related to various marketing campaigns and events.
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
General and Administrative Expenses

	Year Ended December 31,			2011 Compared to 2010	2010 Compared to 2009
	2011	2010	2009
	(In thousands)
General and administrative	$307,270	$258,875	$239,623	$48,395	$19,252
General and administrative expenses consisted primarily of personnel related costs and expenses related to outside consultants assisting with information systems, as well as accounting and legal fees.
General and administrative expenses increased during 2011 compared to 2010 primarily due to an increase in compensation and employee related costs of $30.4 million due to additional headcount, primarily in IT, facilities and operations, to support our growth and a related increase in stock-based compensation of $8.6 million. Also contributing to the increase in general and administrative expense is a $9.9 million increase in professional fees primarily related to acquisitions and strategic investment activity. General and administrative expenses increased during 2010 compared to 2009 primarily due to an increase in compensation and employee related costs due to additional headcount, primarily in IT.
2012 Operating Expense Outlook
During the first quarter of 2012, we revised our methodology for allocating certain IT support costs to more closely align these costs with the employees directly utilizing the related assets and services. As a result, certain IT support costs will be reclassified from general and administrative expenses to research and development expenses and sales, marketing and services expenses based on the headcount in each of these functional areas.

When comparing the first quarter of 2012 to the fourth quarter of 2011, we are targeting operating expenses to increase in research and development and sales, marketing and services due to the full quarter impact of the acquisitions completed in the fourth quarter of 2011, investments that we have made in headcount and related expenses as well as the re-allocation of certain IT support costs as discussed above. Conversely, we are targeting general and administrative expenses to decrease by the amount of IT support costs allocated to research and development and sales, marketing and services, as described above. This decrease will be partially offset by an increase in general and administrative expenses due to the full quarter impact of the acquisitions completed in fourth quarter of 2011 and investments in headcount and related costs that we have made to support our growth.
Amortization of Other Intangible Assets

	Year Ended December 31,			2011 Compared to 2010	2010 Compared to 2009
	2011	2010	2009
	(In thousands)
Amortization of other intangible assets	$16,390	$14,279	$20,972	$2,111	$(6,693)
Amortization of other intangible assets consists of amortization of customer relationships, trade names and covenants not to compete primarily related to our acquisitions. The increase in amortization of other intangible assets during 2011 as compared to 2010 was primarily due to acquired intangible assets related to 2011 acquisitions of $5.9 million offset by other acquired customer related intangible assets becoming fully amortized during 2011 of $4.0 million. The decrease in amortization of other intangible assets during 2010 as compared to 2009 was primarily due to acquired customer related intangible assets becoming fully amortized during 2010. As of December 31, 2011, we had unamortized other identified intangible assets with estimable useful lives in the net amount of $139.1 million. For more information regarding our acquisitions see, “— Overview” and Note 3 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2011.

Other (Expense) Income, Net

	Year Ended December 31,			2011 Compared to 2010	2010 Compared to 2009
	2011	2010	2009
	(In thousands)
Other (expense) income, net	$(288)	$(1,473)	$532	$1,185	$(2,005)
Other (expense) income, net is primarily comprised of remeasurement of foreign currency transaction gains (losses), realized gains (losses) related to changes in the fair value of our investments that have a decline in fair value that is considered other-than-temporary, recognized gains (losses) related to investments and interest expense which was not material for all periods presented.
The increase in Other (expense) income, net when comparing 2011 to 2010 primarily due to a gain on remeasurement of our foreign currency transactions of $3.5 million and a decrease in losses recognized on prepayments at par of securities purchased at a premium within our available-for-sale investment portfolio of $0.6 million partially offset by an impairment recognized on a cost method investment of $3.5 million. Other (expense) income, net increased when comparing 2010 to 2009 primarily due to losses recognized on prepayments at par of securities purchased at a premium within our available-for-sale investment portfolio. For more information see “— Liquidity and Capital Resources” and Note 4 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2011.
Income Taxes
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
We are required to estimate our income taxes in each of the jurisdictions in which we operate as part of the process of preparing our consolidated financial statements. At December 31, 2011, we had approximately $93.3 million in net deferred tax assets. The authoritative guidance requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We review deferred tax assets periodically for recoverability and make estimates and judgments regarding the expected geographic sources of taxable income and gains from investments, as well as tax planning strategies in assessing the need for a valuation allowance. At December 31, 2011, we determined that $9.2 million valuation allowance relating to deferred tax assets for net operating losses and tax credits was necessary. If the estimates and assumptions used in our determination change in the future, we could be required to revise our estimates of the valuation allowances against our deferred tax assets and adjust our provisions for additional income taxes.

We maintain certain strategic management and operational activities in overseas subsidiaries and our foreign earnings are taxed at rates that are generally lower than in the United States. We do not expect to remit earnings from our foreign subsidiaries. Our effective tax rate was approximately 17.4% for the year ended December 31, 2011 and 17.2% for the year ended December 31, 2010. The increase in the effective tax rate when comparing the year ended December 31, 2011 to the year ended December 31, 2010 was not significant.

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
Liquidity and Capital Resources
During 2011 we generated operating cash flows of $679.1 million. These operating cash flows related primarily to net income of $355.6 million, adjusted for, among other things, non-cash charges, including depreciation and amortization expenses of $159.3 million and stock-based compensation expense of $92.9 million. Also contributing to these cash inflows was an aggregate increase in operating assets and liabilities of $73.9 million, net of effects of acquisitions. Our investing activities used $451.2 million of cash consisting primarily of cash paid for acquisitions of $455.4 million, the purchase of property and equipment of $111.9 million and $32.3 million in cash paid for licensing agreements and other assets. These investing cash outflows were partially offset by net sales of investments of $148.4 million. Our financing activities used cash of $292.6 million primarily due to stock repurchases of $424.8 million. This financing cash outflow was partially offset by proceeds received from the issuance of common stock under our employee stock-based compensation plans of $125.6 million.
During 2010 we generated operating cash flows of $616.3 million. These cash flows related primarily to net income of $276.4 million, adjusted for, among other things, non-cash charges including depreciation and amortization of $138.2 million, stock-based compensation expense of $103.8 million and the tax effect of stock-based compensation of $51.5 million. Also contributing to these cash inflows is an aggregate increase in cash flow from our operating assets and liabilities of $144.8 million, net of the effects of acquisitions. These operating cash inflows are partially offset by the excess benefit from the exercise of stock options of $60.2 million and $46.7 million related to a deferred income tax benefit. Our investing activities used $457.0 million of cash consisting primarily of cash paid for net purchases of investments of $335.0 million. Also contributing to these cash outflows is the purchase of property and equipment of $75.4 million, $26.2 million in cash paid for licensing agreements and other assets and $20.5 million in cash paid for acquisitions. Our financing activities used cash of $26.3 million, primarily from expenditures on our stock repurchase program of $433.7 million partially offset by proceeds received from the issuance of common stock under our employee stock-based compensation plans of $353.6 million and the excess tax benefit from the exercise of stock options of $60.2 million.
Historically, significant portions of our cash inflows were generated by our operations. We currently expect this trend to continue throughout 2012. We believe that our existing cash and investments together with cash flows expected from operations will be sufficient to meet expected operating and capital expenditure requirements for the next 12 months. We continue to search for suitable acquisition candidates and could acquire or make investments in companies we believe are related to our strategic objectives. We could from time to time seek to raise additional funds through the issuance of debt or equity securities for larger acquisitions.
Cash, Cash Equivalents and Investments

	December 31,		2011 Compared to 2010
	2011	2010
	(In thousands)
Cash, cash equivalents and investments	$1,477,601	$1,685,659	$(208,058)
The decrease in cash, cash equivalents and investments at December 31, 2011 as compared to December 31, 2010, is primarily due to cash paid for acquisitions, net of cash acquired, of $455.4 million, expenditures made on stock repurchases of $424.8 million, purchases of property and equipment of $111.9 million and purchases of cost method investments and product-related intangible assets of $32.3 million partially offset by cash provided by our operating activities of $679.1 million and cash received from the issuance of common stock under our employee stock-based compensation plans of $125.6 million. As of December 31, 2011, $554.7 million of the $1,477.6 million of cash, cash equivalents and investments was held by our foreign subsidiaries. If these funds are needed for our operations in the United States, we would be required to accrue and pay U.S. taxes to repatriate these funds. Our current plans are not expected to require repatriation of cash and investments to fund our U.S. operations and, as a result, we intend to permanently reinvest our foreign earnings. See “– Liquidity and Capital Resources.” We generally invest our cash and cash equivalents in investment grade, highly liquid securities to allow for flexibility in the event of immediate cash needs. Our short-term and long-term investments primarily consist of interest-bearing securities.

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
Available-for-sale securities included in Level 2 are valued utilizing inputs obtained from an independent pricing service, or the Service, which uses quoted market prices for identical or comparable instruments rather than direct observations of quoted prices in active markets. The Service gathers observable inputs for all of our fixed income securities from a variety of industry data providers including, for example, large custodial institutions and other third-party sources. Once the observable inputs are gathered by the Service, all data points are considered and an average price is determined. The Service’s providers utilize a variety of inputs to determine their quoted prices. These inputs may include interest rates, known historical trades, yield curve information, benchmark data, prepayment speeds, credit quality and broker/dealer quotes. Substantially all of our available-for-sale investments are valued utilizing inputs obtained from the Service and accordingly are categorized as Level 2 in the table below. We periodically independently assess the pricing obtained from the Service and historically have not adjusted the Service's pricing as a result of this assessment. Available-for-sale securities are included in Level 3 when relevant observable inputs for a security are not available.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Our fixed income available-for-sale security portfolio generally consists of high quality, investment grade securities from diverse issuers with a minimum credit rating of A-/A3 and a weighted-average credit rating of AA+/Aa1. We previously classified these investments as Level 1 because we did not make adjustments to the prices obtained from the Service. However, as we value these securities based on pricing from the Service, whose sources may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value, we began classifying all of our fixed income available-for-sale securities as Level 2 during 2011. See Note 4 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2011 for more information regarding our available-for-sale investments.
We measure our cash flow hedges, which are classified as prepaid expenses and other current assets and accrued expenses and other current liabilities, at fair value based on indicative prices in active markets (Level 2 inputs).
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
Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

Long-term Investments
(in thousands)
Balance at December 31, 2010	$49,340
Purchases of Level 3 securities	$3,696
Proceeds received on Level 3 securities (1)	$(50,000)
Decrease in previously recognized unrealized losses included in accumulated other comprehensive (loss) income	660
Balance at December 31, 2011	$3,696

(1) In September 2011, our investment in AIG Matched Funding Corporation matured and proceeds of $50.0 million were received. See Notes 4 and 5 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2011 for more information.
Assets Measured at Fair Value on a Non-recurring Basis Using Significant Unobservable Inputs (Level 3)

During the third quarter of 2011, one of our cost method investments with a carrying value of $5.0 million was determined to be impaired and has been written down to its fair value of $1.5 million, resulting in an impairment charge of $3.5 million, which is included in other (expense) income in our consolidated financial statements for the year ended December 31, 2011. The fair value of the cost method investment represents a Level 3 valuation as the assumptions used in valuing this investment were not directly or indirectly observable.

Accounts Receivable, Net

	December 31,		2011 Compared to 2010
	2011	2010
	(In thousands)
Accounts receivable	$488,356	$382,654	$105,702
Allowance for returns	(1,361)	(850)	(511)
Allowance for doubtful accounts	(2,564)	(3,409)	845
Accounts receivable, net	$484,431	$378,395	$106,036
The increase in accounts receivable at December 31, 2011 compared to December 31, 2010 was primarily due to increase in sales, particularly in the last month of 2011 compared to the last month of 2010. The activity in our allowance for returns was comprised primarily of $5.5 million of provisions for returns recorded during 2011 partially offset by $5.0 million in credits issued for returns during the 2011. The activity in our allowance for doubtful accounts was comprised primarily of $2.6 million of uncollectible accounts written off, net of recoveries during 2011 partially offset by $1.7 million in additional provisions for doubtful accounts primarily acquired in connection with our acquisitions during 2011.
From time to time, we could maintain individually significant accounts receivable balances from our distributors or customers, which are comprised of large business enterprises, governments and small and medium-sized businesses. If the financial condition of our distributors or customers deteriorates, our operating results could be adversely affected. At December 31, 2011, one distributor, Ingram Micro, accounted for 14% of our accounts receivable. At December 31, 2010, one distributor, Ingram Micro, accounted for 17% of our accounts receivable. For more information regarding significant customers see Note 12 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2011.
Credit Facility
Effective on August 9, 2005, we entered into a revolving credit facility, or the Credit Facility, with a group of financial institutions. Effective September 27, 2006, we entered into an amendment and restatement of our Credit Facility, or the Amendment. The Amendment decreased the overall range of interest rates we paid on amounts outstanding on the Credit Facility and lowered the facility fee. In addition, the Amendment extended the term of the Credit Facility until September 27, 2011. The Credit Facility, as amended, provided for a revolving line of credit in the aggregate amount of $100.0 million, subject to continued covenant compliance. The Credit Facility, as amended, bore interest at the London Interbank Offered Rate (“LIBOR”) plus 0.32% and adjusted in the range of 0.32% to 0.80% above LIBOR based on the level of our total debt and our adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) as defined in the agreement. In addition, we were required to pay a quarterly facility fee ranging from 0.08% to 0.20% based on the aggregate amount available under the Credit Facility, as amended, and the level of our total debt and its adjusted EBITDA. We did not renew the credit facility and it expired on September 27, 2011. Upon expiration, there was no indebtedness outstanding under the Credit Facility.
Stock Repurchase Program
Our Board of Directors authorized an ongoing stock repurchase program with a total repurchase authority granted to us of $3.0 billion. We may use the approved dollar authority to repurchase stock at any time until the approved amounts are exhausted. The objective of our stock repurchase program is to improve stockholders’ returns. At December 31, 2011, approximately $186.6 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock in our consolidated balance sheets included in this Annual Report on Form 10-K for the year ended December 31, 2011. A portion of the funds used to repurchase stock over the course of the program was provided by proceeds from employee stock option exercises and the related tax benefit.
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

During the year ended December 31, 2011, we expended approximately $424.8 million on open market purchases, repurchasing 6,275,470 shares of outstanding common stock at an average price of $67.70. As of December 31, 2011, we did not have any prepaid notional amounts outstanding under structured stock repurchase programs and during the year we did not make any up-front payments to financial institutions related to structured stock repurchase agreements.
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
Shares for Tax Withholding
During the years ended December 31, 2011, 2010 and 2009, we withheld 182,203 shares, 123,489 shares and 46,732 shares, respectively, from stock units that vested. Amounts withheld to satisfy minimum tax withholding obligations that arose on the vesting of stock unit awards was $13.3 million for 2011, $6.3 million for 2010 and $1.8 million for 2009. These shares are reflected as treasury stock in our consolidated balance sheets included in this Annual Report on Form 10-K for the year ended December 31, 2011 and the related cash outlays reduce our total stock repurchase authority.
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

The following table summarizes our significant contractual obligations at December 31, 2011 and the future periods in which such obligations are expected to be settled in cash. Additional details regarding these obligations are provided in the notes to our consolidated financial statements (in thousands):

	Payments due by period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Operating lease obligations	$261,323	$59,925	$103,738	$68,087	$29,573
Purchase obligations(1)	21,200	21,200	—	—	—
Total contractual obligations(2)	$282,523	$81,125	$103,738	$68,087	$29,573

(1)
Purchase obligations represent non-cancelable commitments to purchase inventory ordered before year-end of approximately $11.8 million and a contingent obligation to purchase inventory, which is based on amount of usage, of approximately $9.4 million.

(2)
Total contractual obligations do not include agreements where our commitment is variable in nature or where cancellations without payment provisions exist and excludes $79.2 million of liabilities related to uncertain tax positions recorded in accordance with authoritative guidance, because we could not make reasonably reliable estimates of the period or amount of cash settlement with the respective taxing authorities. See Note 11 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2011 for further information.

As of December 31, 2011, we did not have any individually material capital lease obligations or other material long-term commitments reflected on our consolidated balance sheets.
Commitments
Capital expenditures were $111.9 million during 2011, $75.4 million during 2010 and $76.2 million during 2009. During 2011, 2010 and 2009, capital expenditures were primarily related to application and infrastructure delivery to enable growth and enhance management reporting capabilities and leasehold improvements.

Office Leases
We have operating lease obligations through 2018 related to two properties that are not utilized. At December 31, 2011, the total remaining obligation on these leases was approximately $5.4 million, of which $2.1 million was accrued as of December 31, 2011, and is reflected in accrued expenses and other current liabilities and other liabilities in our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2011. In calculating this accrual, we made estimates, based on market information, including the estimated vacancy periods and sublease rates and opportunities. We periodically re-evaluate our estimates related to these vacant facilities.
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
We are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates that could adversely affect our results of operations or financial condition. To mitigate foreign currency risk, we utilize derivative financial instruments. The counterparties to our derivative instruments are major financial institutions. All of the potential changes noted below are based on sensitivity analyses performed on our financial position as of December 31, 2011. Actual results could differ materially.
Discussions of our accounting policies for derivatives and hedging activities are included in Notes 2 and 14 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2011.
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

At December 31, 2011 and 2010, we had in place foreign currency forward sale contracts with a notional amount of $78.0 million and $98.5 million, respectively, and foreign currency forward purchase contracts with a notional amount of $187.4 million and $244.7 million, respectively. At December 31, 2011, these contracts had an aggregate fair liability value of $5.6 million and at December 31, 2010, these contracts had an aggregate fair asset value of $6.4 million. Based on a hypothetical 10% appreciation of the U.S. dollar from December 31, 2011 market rates, the fair value of our foreign currency forward contracts would decrease by $10.4 million. Conversely, a hypothetical 10% depreciation of the U.S. dollar from December 31, 2011 market rates would increase the fair value of our foreign currency forward contracts by $10.4 million, resulting in a net asset position. In these hypothetical movements, foreign operating costs would move in the opposite direction. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates quantified above, changes in exchange rates could also change the dollar value of sales and affect the volume of sales as the prices of our competitors’ products become more or less attractive. We do not anticipate any material adverse impact to our consolidated financial position, results of operations, or cash flows as a result of these foreign exchange forward contracts.
Exposure to Interest Rates
We have interest rate exposures resulting from our interest-based available-for-sale investments. We maintain available-for-sale investments in debt securities and we limit the amount of credit exposure to any one issuer or type of instrument. The securities in our investment portfolio are not leveraged. The securities classified as available-for-sale are subject to interest rate risk. The modeling technique used measures the change in fair values arising from an immediate hypothetical shift in market interest rates and assumes that ending fair values include principal plus accrued interest and reinvestment income. If market interest rates were to increase by 100 basis points from December 31, 2011 and 2010 levels, the fair value of the available-for-sale portfolio would decline by approximately $10.7 million and $15.2 million, respectively. If market interest rates were to decrease by 100 basis points from December 31, 2011 and 2010 levels, the fair value of the available-for-sale portfolio would increase by approximately $3.5 million and $8.9 million, respectively. These amounts are determined by considering the impact of the hypothetical interest rate movements on our available-for-sale and trading investment portfolios. This analysis does not consider the effect of credit risk as a result of the changes in overall economic activity that could exist in such an environment.

ITEM 8. FINANCIAL STATEMENTS AND SCHEDULES
Our consolidated financial statements and related financial statement schedule, together with the report of independent registered public accounting firm, appear at pages F-1 through F-37 of this Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with our independent registered public accountants on accounting or financial disclosure matters during our two most recent fiscal years.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
As of December 31, 2011, our management, with the participation of our President and Chief Executive Officer and our Executive Vice President, Operations and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President, Operations and Chief Financial Officer concluded that, as of December 31, 2011, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Executive Vice President, Operations and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
During the quarter ended December 31, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a – 15(f). Our internal control system was designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control—Integrated Framework (the COSO criteria). Based on our assessment we believe that, as of December 31, 2011, our internal control over financial reporting is effective based on those criteria. The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears below.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Citrix Systems, Inc.

We have audited Citrix Systems, Inc.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Citrix Systems, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Citrix Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Citrix Systems, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2011 of Citrix Systems, Inc. and our report dated February 23, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

Boca Raton, Florida
February 23, 2012

ITEM 9B. OTHER INFORMATION
Our policy governing transactions in our securities by our directors, officers and employees permits our officers, directors and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. We have been advised that Stephen Dow, Gary Morin and Godfrey Sullivan, members of our board of directors and Brett Caine, our Senior Vice President and General Manager, Online Services Division, each entered into a new trading plan in the fourth quarter of 2011 in accordance with Rule 10b5-1 and our policy governing transactions in our securities to exercise soon to expire stock options. We undertake no obligation to update or revise the information provided herein, including for revision or termination of an established trading plan.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2011.

ITEM 11. EXECUTIVE COMPENSATION
The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2011.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2011.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2011.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2011.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1. Consolidated Financial Statements.
For a list of the consolidated financial information included herein, see page F-1.

2. Financial Statement Schedules.
The following consolidated financial statement schedule is included in Item 8:
Valuation and Qualifying Accounts

3. List of Exhibits.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (File No. 33-98542), as amended)
3.2
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference herein to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2007)

3.3	Amended and Restated By-laws of the Company (incorporated by reference herein to Exhibit 3.1 to the Company's Current Report on Form 8-K dated as of December 12, 2007)
3.4	Amendment No. 1 to the Amended and Restated By-laws of the Company (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated as of February 20, 2009)
4.1	Specimen certificate representing Common Stock (incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 (File No. 33-98542), as amended)
10.1*
Second Amended and Restated 1995 Non-Employee Director Stock Option Plan (incorporated by reference herein to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2007)

10.2*
Amended and Restated 2000 Director and Officer Stock Option and Incentive Plan (incorporated by reference herein to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008)

10.3*
2000 Director and Officer Stock Option and Incentive Plan, Non-Qualified Stock Option Agreement (incorporated by reference herein to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2009)

10.4*
2000 Director and Officer Stock Option and Incentive Plan, Incentive Stock Option Agreement (incorporated by reference herein to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 2009)

10.5*	Amended and Restated 2005 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010)
10.6*
First Amendment to Citrix Systems, Inc. Amended and Restated 2005 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated as of May 28, 2010)

10.7*
Second Amendment to the Citrix Systems, Inc. Amended and Restated 2005 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated as of June 2, 2011)

10.8*
Third Amendment to the Citrix Systems, Inc. Amended and Restated 2005 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated as of June 2, 2011)

10.9*
Form of Global Stock Option Agreement under the Citrix Systems, Inc. Amended and Restated 2005 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011)

10.10*
Form of Restricted Stock Unit Agreement For Non-Employee Directors under the Citrix Systems, Inc. Amended and Restated 2005 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011)

10.11*
Form of Global Restricted Stock Unit Agreement under the Citrix Systems, Inc. Amended and Restated 2005 Equity Incentive Plan (Performance Based Awards) (incorporated herein by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011)

10.12*
Form of Global Restricted Stock Unit Agreement under the Citrix Systems, Inc. Amended and Restated 2005 Equity Incentive Plan (Time Based Awards) (incorporated herein by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011)

Exhibit No.	Description
10.13*
Form of Long Term Incentive Agreement under the Citrix Systems, Inc. Amended and Restated 2005 Equity Incentive Plan (incorporated by reference herein to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009)

10.14*†	Amended and Restated 2005 Employee Stock Purchase Plan
10.15*	Citrix Systems, Inc. Executive Bonus Plan (incorporated by reference herein to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008)
10.16*
Change in Control Agreement dated as of August 4, 2005 by and between the Company and Mark B. Templeton (incorporated by reference herein to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)

10.17*
Form of Change in Control Agreement by and between the Company and each of David J. Henshall, David R. Freidman, Brett M. Caine, Alvaro J. Monserrat, John Gordon Payne and Wesley Wasson (incorporated by reference herein to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)

10.18*
Form of First Amendment to Change of Control Agreement (Chief Executive Officer) between the Company and Mark Templeton (incorporated by reference herein to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008)

10.19*
Form of First Amendment to Change of Control Agreement between the Company and each of Brett M. Caine, David J. Henshall, David R. Friedman, Alvaro J. Monserrat, John Gordon Payne and Wesley Wasson (together with Mark Templeton, the “Executive Officers”) (incorporated by reference herein to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008)

10.20*
Form of Amendment to Change in Control Agreements by and between the Company and each Executive Officer (incorporated herein by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011)

10.21*
Form of Indemnification Agreement by and between the Company and each of its Directors and Executive Officers (incorporated herein by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011)

18.1
Preferability Letter of Independent Registered Public Accounting Firm (incorporated by reference herein to Exhibit 18.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2009)

21.1†	List of Subsidiaries
23.1†	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (included in signature page)
31.1†	Rule 13a-14(a) / 15d-14(a) Certifications
31.2†	Rule 13a-14(a) / 15d-14(a) Certifications
32.1††	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101†††
XBRL (eXtensible Business Reporting Language). The following materials from Citrix Systems, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2011 formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows and (v) notes to consolidated financial statements.

*	Indicates a management contract or a compensatory plan, contract or arrangement.
†	Filed herewith.
††	Furnished herewith.
†††	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Act of 1934.

(b) Exhibits.
The Company hereby files as part of this Annual Report on Form 10-K for the year ended December 31, 2011, the exhibits listed in Item 15(a)(3) above. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the Securities and Exchange Commission, 100 F Street, N.E., Washington, D.C., 20549 and at the Commission’s regional offices at 175 W. Jackson Boulevard, Suite 900, Chicago, IL 60604 and 3 World Financial Center, Suite 400, New York, NY 10281-1022.
(c) Financial Statement Schedule.
The Company hereby files as part of this Annual Report on Form 10-K for the year ended December 31, 2011 the consolidated financial statement schedule listed in Item 15(a)(2) above, which is attached hereto.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Fort Lauderdale, Florida on the 23rd day of February, 2012.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on the 23rd day of February, 2012.

Signature	Title(s)

/S/ MARK B. TEMPLETON	President, Chief Executive Officer and Director (Principal Executive Officer)
Mark B. Templeton

/S/ DAVID J. HENSHALL	Chief Financial Officer and Executive Vice President, Operations (Principal Financial and Accounting Officer)
David J. Henshall

/S/ THOMAS F. BOGAN	Chairman of the Board of Directors
Thomas F. Bogan

/S/ NANCI CALDWELL	Director
Nanci Caldwell

/S/ MURRAY J. DEMO	Director
Murray J. Demo

/S/ STEPHEN M. DOW	Director
Stephen M. Dow

/S/ ASIFF S. HIRJI	Director
Asiff S. Hirji

/S/ GARY E. MORIN	Director
Gary E. Morin

/S/ GODFREY R. SULLIVAN	Director
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

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Citrix Systems, Inc.
We have audited the accompanying consolidated balance sheets of Citrix Systems, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Citrix Systems, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Citrix Systems, Inc.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

Boca Raton, Florida
February 23, 2012

CITRIX SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2011	December 31, 2010
	(In thousands, except par value)
Assets
Current assets:
Cash and cash equivalents	$333,296	$396,162
Short-term investments — available-for-sale	406,461	497,643
Accounts receivable, net of allowances of $3,925 and $4,259 at December 31, 2011 and 2010, respectively	484,431	378,395
Inventories, net	8,507	6,980
Prepaid expenses and other current assets	95,419	105,073
Current portion of deferred tax assets, net	44,916	86,226
Total current assets	1,373,030	1,470,479
Long-term investments — available-for-sale	737,844	791,854
Property and equipment, net	277,429	250,482
Goodwill	1,239,120	921,100
Other intangible assets, net	343,372	178,144
Long-term portion of deferred tax assets, net	67,479	43,815
Other assets	61,267	47,726
Total assets	$4,099,541	$3,703,600
Liabilities and Equity
Current liabilities:
Accounts payable	$58,034	$65,842
Accrued expenses and other current liabilities	302,454	289,838
Current portion of deferred revenues	818,642	664,332
Total current liabilities	1,179,130	1,020,012
Long-term portion of deferred revenues	141,241	114,638
Other liabilities	48,680	8,362
Commitments and contingencies
Equity:
Citrix Systems, Inc. stockholders’ equity
Preferred stock at $.01 par value: 5,000 shares authorized, none issued and outstanding	—	—
Common stock at $.001 par value: 1,000,000 shares authorized; 282,774 and 277,992 shares issued and outstanding at December 31, 2011 and 2010, respectively	283	278
Additional paid-in capital	3,385,053	3,112,186
Retained earnings	2,211,471	1,855,149
Accumulated other comprehensive (loss) income	(11,561)	2,023
	5,585,246	4,969,636
Less — common stock in treasury, at cost (96,960 and 90,502 shares at December 31, 2011 and 2010, respectively)	(2,854,756)	(2,416,645)
Total Citrix Systems, Inc. stockholders’ equity	2,730,490	2,552,991
Non-controlling interest	—	7,597
Total equity	2,730,490	2,560,588
Total liabilities and equity	$4,099,541	$3,703,600
See accompanying notes.

CITRIX SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2011	2010	2009
	(In thousands, except per share information)
Revenues:
Product licenses	$744,513	$619,452	$538,975
License updates	741,834	682,246	604,968
Software as a Service	430,213	360,617	308,177
Technical services	289,832	212,347	161,968
Total net revenues	2,206,392	1,874,662	1,614,088
Cost of net revenues:
Cost of product license revenues	74,393	66,682	52,160
Cost of services revenues	153,063	106,234	87,233
Amortization of product related intangible assets	54,741	50,504	47,917
Total cost of net revenues	282,197	223,420	187,310
Gross margin	1,924,195	1,651,242	1,426,778
Operating expenses:
Research and development	343,727	326,647	281,980
Sales, marketing and services	839,818	729,754	679,053
General and administrative	307,270	258,875	239,623
Amortization of other intangible assets	16,390	14,279	20,972
Restructuring	24	971	26,473
Total operating expenses	1,507,229	1,330,526	1,248,101
Income from operations	416,966	320,716	178,677
Interest income	13,819	14,577	14,683
Other (expense) income, net	(288)	(1,473)	532
Income before income taxes	430,497	333,820	193,892
Income taxes	74,867	57,379	2,875
Consolidated net income	355,630	276,441	191,017
Less: Net loss attributable to non-controlling interest	692	624	—
Net income attributable to Citrix Systems, Inc.	$356,322	$277,065	$191,017
Net income per share attributable to Citrix Systems, Inc. stockholders:
Net income per share attributable to Citrix Systems, Inc. stockholders — basic	$1.90	$1.49	$1.05
Net income per share attributable to Citrix Systems, Inc. stockholders — diluted	$1.87	$1.46	$1.03
Weighted average shares outstanding:
Basic	187,315	185,959	181,805
Diluted	190,641	190,335	184,985
See accompanying notes.

CITRIX SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2011	2010	2009
	(In thousands)

Consolidated net income	$355,630	$276,441	$191,017
Other comprehensive (loss) income:
Change in foreign currency translation adjustment	(4,595)	(702)	(413)

Available for sale securities:
Change in net unrealized gains	293	2,376	9,435
Less: reclassification adjustment for net losses (gains) included in net income	1,343	2,014	(67)
Net change	1,636	4,390	9,368

Gain (loss) on pension liability	634	(1,348)	(2,458)

Cash flow hedges:
Change in unrealized gains	(2,784)	170	7,143
Less: reclassification adjustment for net (gains) losses included in net income	(8,475)	1,573	152
Net change	(11,259)	1,743	7,295

Other comprehensive (loss) income	(13,584)	4,083	13,792

Comprehensive income	342,046	280,524	204,809

Less: Comprehensive income attributable to non-controlling interest	(692)	(624)	—
Comprehensive income attributable to Citrix Systems, Inc.	$341,354	$279,900	$204,809
See accompanying notes.

CITRIX SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)

	Common Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock in Treasury			Non-Controlling Interest	Total Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2008	255,755	$256	$2,305,187	$1,387,067	$(15,852)	(75,699)	$(1,758,793)		$—	$1,917,865
Shares issued under stock-based compensation plans	8,491	8	165,990	—	—	—	—		—	165,998
Stock-based compensation expense	—	—	109,212	—	—	—	—		—	109,212
Common stock issued under employee stock purchase plan	585	1	15,251	—	—	—	—		—	15,252
Tax benefit from employer stock plans	—	—	(7,913)	—	—	—	—		—	(7,913)
Stock repurchases, net	—	—	—	—	—	(6,476)	(214,944)		—	(214,944)
Restricted shares turned in for tax withholding	—	—	—	—	—	(47)	(1,773)		—	(1,773)
Unrealized gain on forward contracts net of reclassification adjustments and net of taxes	—	—	—	—	7,295	—	—		—	7,295
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	9,368	—	—		—	9,368
Foreign currency translation adjustments	—	—	—	—	(413)	—	—		—	(413)
Other comprehensive loss on pension liability, net of tax	—	—	—	—	(2,458)	—	—		—	(2,458)
Net income	—	—	—	191,017	—	—	—		—	191,017
Balance at December 31, 2009	264,831	265	2,587,727	1,578,084	(2,060)	(82,222)	(1,975,509)	*	—	2,188,507	*
Shares issued under stock-based compensation plans	12,800	12	353,543	—	—	—	—		—	353,555
Stock-based compensation expense	—	—	100,908	—	—	—	—		—	100,908
Common stock issued under employee stock purchase plan	361	1	17,364	—	—	—	—		—	17,365
Tax benefit from employer stock plans	—	—	51,544	—	—	—	—		—	51,544
Stock repurchases, net	—	—	1,100	—	—	(8,157)	(434,839)		—	(433,739)
Restricted shares turned in for tax withholding	—	—	—	—	—	(123)	(6,298)		—	(6,298)
Purchase of non-controlling interest	—	—	—	—	—	—	—		8,221	8,221
Unrealized gain on forward contracts net of reclassification adjustments and net of taxes	—	—	—	—	1,743	—	—		—	1,743
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	4,390	—	—		—	4,390
Foreign currency translation adjustments	—	—	—	—	(702)	—	—		—	(702)
Other comprehensive loss on pension liability, net of tax	—	—	—	—	(1,348)	—	—		—	(1,348)
Net income	—	—	—	277,065	—	—	—		(624)	276,441
Balance at December 31, 2010	277,992	278	3,112,186	1,855,149	2,023	(90,502)	(2,416,645)	*	7,597	2,560,588	*
Shares issued under stock-based compensation plans	4,472	4	125,602	—	—	—	—		—	125,606
Stock-based compensation expense	—	—	89,422	—	—	—	—		—	89,422
Common stock issued under employee stock purchase plan	310	1	21,098	—	—	—	—		—	21,099
Tax benefit from employer stock plans	—	—	50,003	—	—	—	—		—	50,003
Stock repurchases, net	—	—	—	—	—	(6,276)	(424,849)		—	(424,849)
Restricted shares turned in for tax withholding	—	—	—	—	—	(182)	(13,262)		—	(13,262)
Purchase of non-controlling interest	—	—	(13,258)	—	—	—	—		(6,905)	(20,163)
Unrealized loss on forward contracts net of reclassification adjustments and net of taxes	—	—	—	—	(11,259)	—	—		—	(11,259)
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	1,636	—	—		—	1,636
Foreign currency translation adjustments	—	—	—	—	(4,595)	—	—		—	(4,595)
Other comprehensive gain on pension liability, net of tax	—	—	—	—	634	—	—		—	634
Net income	—	—	—	356,322	—	—	—		(692)	355,630
Balance at December 31, 2011	282,774	$283	$3,385,053	$2,211,471	$(11,561)	(96,960)	$(2,854,756)		$—	$2,730,490

* Amounts do not sum due to rounding.
See accompanying notes.

CITRIX SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Operating Activities
Net income	$355,630	$276,441	$191,017
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	71,131	64,783	68,889
Depreciation and amortization of property and equipment	88,124	73,375	69,688
Stock-based compensation expense	92,909	103,758	111,419
Loss (gain) on available-for-sale investments	1,343	2,014	(67)
Provision for doubtful accounts	266	2,035	1,734
Provision for product returns	5,541	2,717	3,292
Provision for inventory reserves	1,570	2,876	1,961
Deferred income tax benefit	(16,229)	(46,676)	(50,850)
Tax effect of stock-based compensation	50,003	51,544	(7,913)
Excess tax benefit from exercise of stock options	(51,659)	(60,164)	(5,182)
Goodwill adjustment	—	—	5,393
Effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	1,895	(1,984)	2,019
Other non-cash items	4,733	781	4,988
Total adjustments to reconcile net income to net cash provided by operating activities	249,627	195,059	205,371
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(95,481)	(79,058)	(74,604)
Inventories	(3,097)	(1,192)	601
Prepaid expenses and other current assets	1,407	(37,319)	(3,055)
Other assets	(562)	3,785	(487)
Deferred tax assets, net	(2,744)	6,270	10,470
Accounts payable	(11,758)	9,612	4,613
Accrued expenses and other current liabilities	(13,319)	81,169	62,900
Deferred revenues	168,994	160,121	85,373
Other liabilities	30,425	1,404	1,775
Total changes in operating assets and liabilities, net of the effects of acquisitions	73,865	144,792	87,586
Net cash provided by operating activities	679,122	616,292	483,974
Investing Activities
Purchases of available-for-sale investments	(1,360,677)	(1,287,438)	(1,134,580)
Proceeds from sales of available-for-sale investments	856,182	474,130	436,223
Proceeds from maturities of available-for-sale investments	652,939	433,792	284,916
Proceeds from repayments of trading securities	—	44,560	700
Purchases of property and equipment	(111,932)	(75,376)	(76,246)
Purchases of cost method investments	(16,879)	(9,485)	(7,250)
Cash paid for acquisitions, net of cash acquired	(455,377)	(20,510)	(3,338)
Cash paid for licensing agreements and product related intangible assets	(15,437)	(16,715)	(3,290)
Net cash used in investing activities	(451,181)	(457,042)	(502,865)
Financing Activities
Proceeds from issuance of common stock under stock-based compensation plans	125,606	353,557	165,998
Repayment of acquired debt	(11,561)	—	—
Excess tax benefit from exercise of stock options	51,659	60,164	5,182
Purchase of non-controlling interest	(17,207)	—	—
Stock repurchases, net	(424,849)	(433,739)	(214,944)
Cash paid for tax withholding on vested stock awards	(13,262)	(6,298)	(1,773)
Other	(3,000)	—	—
Net cash used in financing activities	(292,614)	(26,316)	(45,537)
Effect of exchange rate changes on cash and cash equivalents	1,807	1,785	(250)
Change in cash and cash equivalents	(62,866)	134,719	(64,678)
Cash and cash equivalents at beginning of period	396,162	261,443	326,121
Cash and cash equivalents at end of period	$333,296	$396,162	$261,443
Supplemental Cash Flow Information
Cash paid for income taxes	$12,195	$42,902	$31,367
Cash paid for interest	$139	$276	$211
See accompanying notes.

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION
Citrix Systems, Inc. ("Citrix" or the "Company"), is a Delaware corporation founded on April 17, 1989. The Company designs, develops and markets technology solutions that enable IT services to be securely delivered on demand – independent of location, device or network. The Company’s customers may achieve lower IT operating costs, increased information security, and greater business agility using the Company’s technologies that enable virtual computing. The Company markets and licenses its products directly to enterprise customers, over the Web, and through systems integrators (“SIs”), in addition to indirectly through value-added resellers (“VARs”), value-added distributors (“VADs”) and original equipment manufacturers (“OEMs”).
2. SIGNIFICANT ACCOUNTING POLICIES
Consolidation Policy
The consolidated financial statements of the Company include the accounts of its wholly-owned subsidiaries in the Americas, Europe, the Middle East and Africa (“EMEA”), Asia-Pacific and the Online Services division. All significant transactions and balances between the Company and its subsidiaries have been eliminated in consolidation. In addition, the Company presents non-controlling interests of less-than-wholly-owned subsidiaries within the equity section of its consolidated financial statements in accordance with the authoritative guidance for the presentation and disclosure of non-controlling interests of a consolidated subsidiary.
Cash and Cash Equivalents
Cash and cash equivalents at December 31, 2011 and 2010 include marketable securities, which are primarily money market funds, commercial paper, agency and government securities, municipal securities and corporate securities with initial or remaining contractual maturities when purchased of three months or less.
Investments
Short-term and long-term investments at December 31, 2011 and 2010 primarily consist of agency securities, corporate securities, municipal securities and government securities. Investments classified as available-for-sale are stated at fair value with unrealized gains and losses, net of taxes, reported in accumulated other comprehensive (loss) income. The Company classifies its available-for-sale investments as current and non-current based on their actual remaining time to maturity. The Company does not recognize changes in the fair value of its available-for-sale investments in income unless a decline in value is considered other-than-temporary in accordance with the authoritative guidance.
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
Accounts Receivable
The Company’s accounts receivable are due primarily from VARs, VADs and end customers. Collateral is not required. The Company also maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make payments. The Company periodically reviews these estimated allowances, including an analysis of the customers’ payment history and creditworthiness, the age of the trade receivable balances and current economic conditions that may affect a customer’s ability to make payments. Based on this review, the Company specifically reserves for those accounts deemed uncollectible. When receivables are determined to be uncollectible, principal amounts of such receivables outstanding are deducted from the allowance. The allowance for doubtful accounts was $2.5 million and $3.4 million as of December 31, 2011 and 2010, respectively. If the financial condition of a significant distributor or customer were to deteriorate, the Company’s operating results could be adversely affected. One distributor, Ingram Micro, accounted for 14% and 17% of gross accounts receivable at December 31, 2011 and 2010, respectively.
Inventory
Inventories are stated at the lower of cost or market on a standard cost basis, which approximates actual cost. The Company’s inventories primarily consist of finished goods as of December 31, 2011 and December 31, 2010.

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During 2011 and 2010, the Company retired $33.1 million and $8.9 million, respectively, in property and equipment that were no longer in use. At the time of retirement, the remaining net book value of these assets was immaterial and no material asset retirement obligations were associated with them.
Property and equipment consist of the following:

	December 31,
	2011	2010
	(In thousands)
Buildings	$72,100	$72,100
Computer equipment	152,795	158,947
Software	224,750	187,842
Equipment and furniture	64,493	39,722
Leasehold improvements	131,586	104,312
	645,724	562,923
Less accumulated depreciation and amortization	(384,179)	(328,325)
Land	15,884	15,884
	$277,429	$250,482
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
During 2011 and 2010, the Company did not recognize any impairment charges associated with its long-lived or intangible assets. During 2009, the Company recognized impairment charges associated with its long-lived assets of $4.2 million primarily related to information systems. Impairment charges are recorded as an operating expense in the accompanying consolidated statements of income.

Goodwill
The Company accounts for goodwill in accordance with the authoritative guidance, which requires that goodwill and certain intangible assets are not amortized, but are subject to an annual impairment test. There was no impairment of goodwill as a result of the annual impairment tests analyses completed during the fourth quarters of 2011 and 2010, respectively. In September 2011, the FASB issued guidance on testing goodwill for impairment. The guidance provides entities with an option to perform a qualitative assessment to determine whether further quantitative impairment testing is necessary. The Company has elected to early adopt the guidance and performed the qualitative assessment when it performed its goodwill impairment test in the fourth quarter of 2011. As a result of the qualitative analysis no further quantitative impairment test was deemed necessary. Excluding goodwill, the Company has no intangible assets deemed to have indefinite lives. See Note 3 for acquisitions and Note 12 for segment information.

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the change in goodwill allocated to the Company’s reportable segments during 2011 and 2010 (in thousands):

	Balance at January 1, 2011	Additions		Other		Balance at December 31, 2011	Balance at January 1, 2010	Additions		Other	Balance at December 31, 2010
Enterprise division	$733,720	$224,039		$(1,255)		$956,504	$716,790	$16,930		$—	$733,720
Online Services division	187,380	98,725		(3,489)	(2)	282,616	183,029	4,351		—	187,380
Consolidated	$921,100	$322,764	(1)	$(4,744)		$1,239,120	$899,819	$21,281	(1)	$—	$921,100

(1)	Amount primarily relates to acquisitions. See Note 3 for more information regarding the Company’s acquisitions.

(2)	Amount primarily includes foreign currency translation.
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
Intangible assets consist of the following (in thousands):

	December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Weighted-Average Life
Product related intangible assets	$472,582	$268,332	5.83	years
Other	274,816	135,694	6.83	years
Total	$747,398	$404,026	6.20	years

	December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Weighted-Average Life
Product related intangible assets	$332,878	$218,915	5.81	years
Other	178,395	114,214	6.34	years
Total	$511,273	$333,129	6.00	years
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
Estimated future annual amortization expense is as follows (in thousands):

Year ending December 31,
2012	$78,598
2013	71,860
2014	65,217
2015	44,378
2016	33,028

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Internal Use Software
In accordance with the authoritative guidance, the Company capitalizes external direct costs of materials and services and internal costs such as payroll and benefits of those employees directly associated with the development of new functionality in internal use software and software developed related to its software as a service (“SaaS”) offerings. The amount of costs capitalized in 2011 and 2010 relating to internal use software was $43.3 million and $37.7 million, respectively. These costs are being amortized over the estimated useful life of the software, which is generally three to seven years, and are included in property and equipment in the accompanying consolidated balance sheets. The total amounts charged to expense relating to internal use software was approximately $37.2 million, $24.7 million and $18.9 million, during the years ended December 31, 2011, 2010 and 2009, respectively.
Revenue Recognition
Net revenues include the following categories: Product Licenses, License Updates, Software as a Service and Technical Services. Product License revenues primarily represent fees related to the licensing of the Company’s software and hardware appliance products. These revenues are reflected net of sales allowances, cooperative advertising agreements, reseller rewards, distributor rebates and provisions for returns. The Company licenses most of its software products bundled with a one year contract for its Subscription Advantage program. Subscription Advantage is a renewable program that provides subscribers with immediate access to software upgrades, enhancements and maintenance releases when and if they become available during the term of the contract. License Update revenues consist of fees related to the Subscription Advantage program that are recognized ratably over the term of the contract, which is typically 12 to 24 months. The Company capitalizes certain third party commissions related to Subscription Advantage renewals. The capitalized commissions are amortized to Sales, Marketing and Services expense at the time the related deferred revenue is recognized as revenue. Shipping charges billed to customers are included in product revenue and the related shipping costs are included in cost of product revenue. SaaS is sold separately. Software as a Service revenues consist primarily of fees related to online service agreements, which are recognized ratably over the contract term, which is typically 12 months. In addition, Software as a Service revenues may also include set-up fees, which are recognized ratably over the contract term or the expected customer life, whichever is longer. Technical Services revenues are comprised of fees from technical support services and post contract support agreements which are recognized ratably over the contract term as well as revenues from product training and certification, and consulting services revenue related to the implementation of the Company’s products, which is recognized as the services are provided.
The Company recognizes revenue when it is earned and when all of the following criteria are met: persuasive evidence of the arrangement exists; delivery has occurred or the service has been provided and the Company has no remaining obligations; the fee is fixed or determinable; and collectability is probable. The Company defines these four criteria as follows:

•
Persuasive evidence of the arrangement exists. The Company primarily sells its software products via electronic or paper licenses and typically requires a purchase order from the distributor, reseller or end-user (depending on the arrangement) who have previously negotiated a master distribution or resale agreement and an executed product license agreement from the end-user. For appliance sales, it is the Company’s customary practice to require a purchase order from distributors and resellers who have previously negotiated a master packaged product distribution or resale agreement. The Company typically recognizes revenue upon shipment for its appliance sales. For technical support, product training and consulting services, the Company requires a purchase order and an executed agreement. For SaaS, the Company generally requires the customer or the reseller to electronically accept the terms of an online services agreement or execute a contract.

•
Delivery has occurred and the Company has no remaining obligations. The Company considers delivery of licenses under electronic licensing agreements to have occurred when the related products are shipped and the end-user has been electronically provided the software activation keys that allow the end-user to take immediate possession of the product. For hardware appliance sales, the Company’s standard delivery method is free-on-board shipping point. Consequently, it considers delivery of appliances to have occurred when they are shipped pursuant to an agreement and purchase order. For SaaS, delivery occurs upon providing the users with their login id and password. For product training and consulting services, the Company fulfills its obligation when the services are performed. For license

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

updates and technical support, the Company assumes that its obligation is satisfied ratably over the respective terms of the agreements, which are typically 12 to 24 months. For SaaS, the Company assumes that its obligation is satisfied ratably over the respective terms of the agreements, which are typically 12 months.

•
The fee is fixed or determinable. In the normal course of business, the Company does not provide customers the right to a refund of any portion of their license fees or extended payment terms. The fees are considered fixed or determinable upon establishment of an arrangement that contains the final terms of the sale including description, quantity and price of each product or service purchased. For SaaS, the fee is considered fixed or determinable if it is not subject to refund or adjustment.

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
The Company’s hardware appliances contain software components that are essential to the overall functionality of the products. Effective January 1, 2011, the Company adopted these standards on a prospective basis for new and materially modified arrangements originating after December 31, 2010. The adoption of these standards did not have a material impact on the Company’s financial position or results of operations for the year ended December 31, 2011. The Company does not expect the adoption of these standards to have a material impact on its financial position or results of operations in the future.

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For new and materially modified multiple element transactions which contain non-software deliverables subsequent to the adoption of the amended revenue recognition standards, the arrangement consideration is allocated to stand-alone software deliverables as a group and the non-software deliverables based on the relative selling prices using the selling price hierarchy in the amended revenue recognition guidance. The selling price hierarchy for a deliverable is based on its VSOE if available, TPE if VSOE is not available, or estimated selling price if neither VSOE nor TPE is available. The Company then recognizes revenue on each deliverable in accordance with its policies for product and service revenue recognition. VSOE of selling price is based on the price charged when the element is sold separately. In determining VSOE, the Company requires that a substantial majority of the selling prices fall within a reasonable range based on historical discounting trends for specific products and services. TPE of selling price is established by evaluating competitor products or services in stand-alone sales to similarly situated customers. However, as the Company’s products contain a significant element of proprietary technology and its solutions offer substantially different features and functionality, the comparable pricing of products with similar functionality typically cannot be obtained. Additionally, as the Company is unable to reliably determine what competitors products’ selling prices are on a stand-alone basis, the Company is not typically able to determine TPE. The estimate of selling price is established considering multiple factors including, but not limited to, pricing practices in different geographies and through different sales channels and competitor pricing strategies.
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
The Company’s SaaS is purchased by large enterprises, small and medium-sized businesses, as well as individuals, and are centrally hosted within third-party datacenters. The Company’s SaaS is considered service arrangements per the authoritative guidance; accordingly, the Company follows the provisions of Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, when accounting for these service arrangements. Generally, the Company’s SaaS is sold separately and not bundled with the Enterprise division’s products and services.
In the normal course of business, the Company is not obligated to accept product returns from its distributors under any conditions, unless the product item is defective in manufacture. The Company establishes provisions for estimated returns, as well as other sales allowances, concurrently with the recognition of revenue. The provisions are established based upon consideration of a variety of factors, including, among other things, recent and historical return rates for both specific products and distributors and the impact of any new product releases and projected economic conditions. Product returns are provided for in the consolidated financial statements and have historically been within management’s expectations. Allowances for estimated product returns amounted to approximately $1.4 million and $0.9 million at December 31, 2011 and December 31, 2010, respectively. The Company also records estimated reductions to revenue for customer programs and incentive offerings including volume-based incentives. The Company could take actions to increase its customer incentive offerings, which could result in an incremental reduction to revenue at the time the incentive is offered.
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
Cost of Net Revenues
Cost of product license revenues consists primarily of hardware, product media and duplication, manuals, packaging materials, shipping expense, server capacity costs and royalties. In addition, the Company is a party to licensing agreements with various entities, which give the Company the right to use certain software code in its products or in the development of future products in exchange for the payment of fixed fees or amounts based upon the sales of the related product. The licensing agreements generally have terms ranging from one to five years, and generally include renewal options. However, some agreements may be perpetual unless expressly terminated. Royalties and other costs related to these agreements are included in cost of net revenues. Cost of services revenue consists primarily of compensation and other personnel-related costs of providing technical support and consulting, as well as the Company’s SaaS. Also included in cost of net revenues is amortization of product related intangible assets which includes acquired core and product technology and associated patents.

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Foreign Currency
The functional currency for all of the Company’s wholly-owned foreign subsidiaries in its Enterprise division is the U.S. dollar. Monetary assets and liabilities of such subsidiaries are remeasured into U.S. dollars at exchange rates in effect at the balance sheet date, and revenues and expenses are remeasured at average rates prevailing during the year. The functional currency of the Company’s wholly-owned foreign subsidiaries of its Online Services division is the currency of the country in which each subsidiary is located. The Company translates assets and liabilities of these foreign subsidiaries at exchange rates in effect at the balance sheet date. The Company includes accumulated net translation adjustments in equity as a component of accumulated other comprehensive (loss) income. Foreign currency transaction gains and losses are the result of exchange rate changes on transactions denominated in currencies other than the functional currency, including U.S. dollars. The remeasurement of those foreign currency transactions is included in determining net income or loss for the period of exchange. Remeasurement and foreign currency transaction gains of approximately $4.7 million, $3.5 million and $4.1 million for the years ended December 31, 2011, 2010, and 2009, respectively, are included in other (expense) income, net, in the accompanying consolidated statements of income.
Derivatives and Hedging Activities
In accordance with the authoritative guidance, the Company records derivatives at fair value as either assets or liabilities on the balance sheet. For derivatives that are designated as and qualify as effective cash flow hedges, the portion of gain or loss on the derivative instrument effective at offsetting changes in the hedged item is reported as a component of accumulated other comprehensive (loss) income and reclassified into earnings as operating expense, net, when the hedged transaction affects earnings. For derivative instruments that are designated as and qualify as effective fair value hedges, the gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, is recognized in current earnings as interest income or interest expense during the period of the change in fair values. Derivatives not designated as hedging instruments are adjusted to fair value through earnings as other (expense) income, net, in the period during which changes in fair value occur. The application of the authoritative guidance could impact the volatility of earnings.
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
The Company is exposed to risk of default by its hedging counterparties. Although this risk is concentrated among a limited number of counterparties, the Company’s foreign exchange hedging policy attempts to minimize this risk by placing limits on the amount of exposure that may exist with any single financial institution at a time.
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
The Company had accrued $5.1 million and $5.2 million for these pension liabilities at December 31, 2011 and 2010, respectively. Expenses for the program for 2011, 2010 and 2009 amounted to $1.8 million, $1.1 million and $1.4 million, respectively.
Advertising Costs
The Company expenses advertising costs as incurred. The Company has advertising agreements with, and purchases advertising from, online media providers to advertise its SaaS. The Company also has cooperative advertising agreements with certain distributors and resellers whereby the Company will reimburse distributors and resellers for qualified advertising of Company products. Reimbursement is made once the distributor, reseller or provider provides substantiation of qualified expenses. The Company estimates the impact of these expenses and recognizes them at the time of product sales as a reduction of net revenue in the accompanying consolidated statements of income. The total costs the Company recognized related to advertising was approximately $130.8 million, $123.0 million and $99.2 million, during the years ended December 31, 2011, 2010 and 2009, respectively.
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
Net Income Per Share Attributable to Citrix Systems, Inc. Stockholders
Net income per share attributable to Citrix Systems, Inc. stockholders - basic is calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Net income per share attributable to Citrix Systems, Inc. stockholders - diluted is computed using the weighted-average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the vesting or exercise of stock awards (calculated using the treasury stock method) during the period they were outstanding. Certain shares under the Company’s stock-based compensation programs were excluded from the computation of diluted earnings per share due to their anti-dilutive effect for the respective periods in which they were outstanding. The reconciliation of the numerator and denominator of the earnings per share calculation is presented in Note 15.
Reclassifications
Certain reclassifications have been made for consistent presentation. The Company's consolidated statement of income for the year ended December 31, 2011 includes the effect of a change in classification of interest expense to other (expense) income, net. This change was incorporated into the Company's consolidated statement of income for the first time in the first quarter of 2011 due to materiality. Accordingly, the Company has made reclassifications to its consolidated statements of income for the years ended December 31, 2010 and 2009 to conform to its current period presentation.
3. ACQUISITIONS
2011 Acquisitions
Netviewer AG
In February 2011, the Company acquired all of the issued and outstanding securities of Netviewer AG (the “Netviewer Acquisition” or “Netviewer”), a privately held European SaaS vendor in collaboration and information technology (“IT”) services. Netviewer became part of the Company’s Online Services division and the acquisition enables the extension of its Online Services business in Europe. The total consideration for this transaction was approximately $107.5 million, net of $6.3 million of cash acquired, and was paid in cash. Transaction costs associated with the acquisition were approximately $3.1 million, of which the Company expensed $1.1 million and $2.0 million during the years ended December 31, 2011 and 2010, respectively, and are included in general and administrative expense in the accompanying consolidated statement of income. In addition, in connection with the acquisition, the Company assumed non-vested stock units which were converted into the right to receive up to 99,100 shares of the Company's common stock, for which the vesting period reset fully upon the closing of the transaction.
Cloud.com
In July 2011, the Company acquired all of the issued and outstanding securities of Cloud.com, Inc. (the "Cloud.com Acquisition" or "Cloud.com"), a privately held provider of software infrastructure platforms for cloud providers. Cloud.com became part of the Company’s Enterprise division and the acquisition further establishes the Company as a leader in infrastructure for the growing cloud provider market. The total consideration for this transaction was approximately $158.8 million, net of $5.6 million of cash acquired, and was paid in cash. Transaction costs associated with the acquisition were approximately $2.9 million, all of which the Company expensed during the year ended December 31, 2011, and are included in general and administrative expense in the accompanying consolidated statements of income. In addition, in connection with the acquisition, the Company assumed non-vested stock units which were converted into the right to receive up to 288,742 shares of the Company's common stock and certain stock options which are exercisable for 183,780 shares of the Company's common stock, for which the vesting period reset fully upon the closing of the transaction.
ShareFile
In October 2011, the Company acquired all of the issued and outstanding securities of Novel Labs, Inc. (d/b/a “ShareFile”), a privately held provider of secure data sharing and collaboration solutions. ShareFile became part of the Company's Enterprise division. The total consideration for this transaction was approximately $54.5 million, net of $1.7 million of cash acquired, and was paid in cash. Transaction costs associated with the acquisition were approximately $0.7 million, all of which the Company expensed during the year ended December 31, 2011, and are included in general and administrative expense in the accompanying consolidated statements of income. In addition, in connection with the acquisition, the Company assumed non-vested stock units which were converted into the right to receive up to 180,697 shares of the Company's common stock and assumed certain stock options which are exercisable for 390,775 shares of the Company's common stock, for which the vesting period reset fully upon the closing of the transaction.

App-DNA
In November 2011, the Company acquired all of the issued and outstanding securities of App-DNA, a privately held company that specializes in application migration and management. App-DNA became part of the Company's Enterprise division. The total consideration for this transaction was approximately $91.3 million, net of $3.2 million of cash acquired, and was paid in cash. Transaction costs associated with the acquisition were approximately $1.3 million, all of which the Company expensed during the year ended December 31, 2011 and are included in general and administrative expense in the accompanying consolidated statements of income. In addition, in connection with the acquisition, the Company assumed non-vested stock units which were converted into the right to receive up to 114,487 shares of the Company's common stock, for which the vesting period reset fully upon the closing of the transaction.
Other Acquisitions
During the first quarter of 2011, the Company acquired certain assets of a wholly-owned subsidiary of a privately-held company (the "Other Acquisition") for total cash consideration of approximately $10.5 million. The Company accounted for this acquisition as a business combination in accordance with the authoritative guidance and it became part of the Company’s Enterprise division, thereby expanding the Company’s solutions portfolio for service providers and developing integrations with the Company’s application delivery solutions.

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In August 2011, the Company acquired all of the issued and outstanding securities of RingCube Technologies, Inc. (the "RingCube Acquisition" or "RingCube"), a privately held company that specializes in user personalization technology for virtual desktops. RingCube became part of the Company’s Enterprise division and the acquisition further solidifies the Company's position in desktop virtualization. The total consideration for this transaction was approximately $32.2 million, net of $0.5 million of cash acquired, and was paid in cash. Transaction costs associated with the acquisition were approximately $0.6 million, all of which the Company expensed during the year ended December 31, 2011, and are included in general and administrative expense in the accompanying consolidated statements of income. In addition, in connection with the RingCube acquisition, the Company assumed non-vested stock units which were converted into the right to receive up to 58,439 shares of the Company's common stock, for which the vesting period reset fully upon the closing of the transaction.

Purchase Accounting for the 2011 Acquisitions
The purchase prices for the 2011 Acquisitions, which includes Netviewer, Cloud.com, Ringcube, ShareFile, App-DNA and the Other Acquisition, were allocated to the acquired companies' net tangible and intangible assets based on their estimated fair values as of the date of the acquisition. The allocations of the total purchase prices are summarized below (in thousands):

	Netviewer		Cloud.com		ShareFile
	Purchase Price Allocation	Asset Life	Purchase Price Allocation	Asset Life	Purchase Price Allocation	Asset Life
Current assets	$12,082		$6,460		$2,108
Other assets	330		32		20
Property and equipment	2,350	Various	260	Various	197	Various
Deferred tax assets, non-current	10,192		3,819		—
Intangible assets	28,806	4-7 years	89,000	7-12 years	28,200	4-6 years
Goodwill	98,725	Indefinite	100,649	Indefinite	49,879	Indefinite
Assets acquired	152,485		200,220		80,404
Current liabilities assumed	(18,144)		(1,639)		(13,234)
Long-term liabilities assumed	(11,949)		—		(149)
Deferred tax liabilities, non-current	(8,554)		(34,174)		(10,823)
Net assets acquired	$113,838		$164,407		$56,198

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	App-DNA		Other Acquisitions (1)
	Purchase Price Allocation	Asset Life	Purchase Price Allocation	Asset Life
Current assets	$13,422		$569
Other assets	172		189
Property and equipment	662	Various	—	N/A
Deferred tax assets, non-current	—		14,055
Intangible assets	44,760	4-5 years	30,600	2-8 years
Goodwill	58,204	Indefinite	15,540	Indefinite
Assets acquired	117,220		60,953
Current liabilities assumed	(9,221)		(7,150)
Long-term liabilities assumed	(905)		(636)
Deferred tax liabilities, non-current	(12,551)		(9,979)
Net assets acquired	$94,543		$43,188

(1) Includes RingCube and the Other Acquisition.
Current assets acquired in connection with the 2011 Acquisitions consisted primarily of cash and accounts receivable. Current liabilities assumed in connection with the 2011 Acquisitions consisted primarily of deferred revenues, short-term payables, and other accrued expenses. Long-term liabilities assumed in connection with the 2011 Acquisitions consisted of the non-current portion of deferred revenue, other long-term liabilities and long term debt which was paid in full subsequent to the respective acquisition date. The Company continues to evaluate certain income tax assets and liabilities related to the 2011 Acquisitions. Goodwill related to the Netviewer Acquisition was assigned to the Company's Online Services division and the goodwill related to each of the Cloud.com Acquisition, RingCube Acquisition, ShareFile Acquisition, App-DNA Acquisition and the Other Acquisition was assigned to the Company's Enterprise division. The goodwill related to the 2011 Acquisitions is not deductible for tax purposes. See Note 12 for segment information. The goodwill amounts are comprised primarily of expected synergies from combining operations and other intangible assets that do not qualify for separate recognition.
Revenues from Netviewer are included in the Company's Online Services division's revenue. Revenues from all other 2011 acquisitions are included in the Company's Enterprise division's revenue. The Company has included the effect of the 2011 Acquisitions in its results of operations prospectively from the date of each acquisition.
Identifiable intangible assets purchased in the 2011 Acquisitions, in thousands, and their weighted-average lives are as follows:

	Netviewer	Asset Life	Cloud.com	Asset Life	ShareFile	Asset Life
Trade names	$541	4.0 years	$6,000	12.0 years	$6,900	5.0 years
Customer relationships	25,019	7.0 years	7,000	8.0 years	5,300	4.0 years
Core and product technologies	3,246	4.0 years	58,000	7.0 years	16,000	6.0 years
Domain name	—		18,000	12.0 years	—
Total	$28,806		$89,000		$28,200

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	App-DNA	Asset Life	Other Acquisitions (1)	Asset Life
Trade names	$1,500	5.0 years	$60	2.0 years
Customer relationships	5,800	5.0 years	3,200	5.3 years
Core and product technologies	36,700	5.0 years	26,000	5.0 years
Non-compete agreements	760	4.0 years	1,340	3.8 years
Total	$44,760		$30,600

(1) Includes RingCube and the Other Acquisition.

The following unaudited pro-forma information combines the consolidated results of operations of the Company, Netviewer, Cloud.com, RingCube, ShareFile, App-DNA and the Other Acquisition as if the acquisitions had occurred at the beginning of fiscal year 2010 (in thousands, except per share data):

	Year Ended December 31,
	2011	2010
Revenues	$2,230,318	$1,917,044
Income from operations	367,396	231,999
Net income	318,159	209,789
Per share - basic	1.70	1.13
Per share - diluted	1.67	1.10
Purchase of Non-Controlling Interest
Kaviza Inc.
The Company presents non-controlling interests of less-than-wholly-owned subsidiaries within the equity section of its consolidated financial statements in accordance with the authoritative guidance for the presentation and disclosure of non-controlling interests of consolidated subsidiaries. In May 2011, the Company acquired all of the non-controlling interest of Kaviza Inc. (“Kaviza”), a provider of virtual desktop infrastructure solutions, for $17.2 million. In addition, the Company also deposited an additional $3.0 million to be held in escrow. As a result of this transaction, the Company has obtained a 100% interest in this subsidiary. In accordance with the authoritative guidance, the excess of the proceeds paid over the carrying amount of the non-controlling interest of Kaviza has been reflected as a reduction of additional paid-in capital. In addition, in connection with the purchase of the non-controlling interest of Kaviza, the Company assumed non-vested stock units which were converted into the right to receive up to 88,687 shares of the Company's common stock and assumed certain stock options which are exercisable for 33,301 shares of the Company's common stock, with existing vesting schedules.
2010 Acquisitions
On September 7, 2010, the Company acquired all of the issued and outstanding securities of VMLogix, Inc. (“VMLogix”), a privately held corporation headquartered in Santa Clara, California. VMLogix is a provider of virtualization management software for private and public cloud computing systems. The total consideration for this transaction was approximately $13.2 million, comprised of approximately $10.4 million in cash, net of cash acquired, and approximately $2.8 million related to VMLogix liabilities settled in conjunction with the acquisition. The source of funds for this transaction consisted of available cash. The Company recorded approximately $6.4 million of goodwill, which is not deductible for tax purposes, and acquired $11.9 million in assets including $7.5 million of identifiable intangible assets, of which $6.2 million is related to product related intangible assets with a useful life of 5.0 years and $1.3 million is related to other intangible assets with a useful life of 4.0 years. The Company assumed liabilities of approximately $5.1 million in conjunction with the acquisition. In addition, the Company also assumed stock options for which the vesting period reset fully upon the closing of the transaction. When these stock options vest, they will be exercisable for up to 47,784 shares of the Company’s common stock. The Company has included the effect of this transaction in its results of operations prospectively from the date of the acquisition, which effect was not material to its consolidated results.

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
4. INVESTMENTS
Available-for-sale Investments
Investments in available-for-sale securities at fair value were as follows for the periods ended (in thousands):

	December 31, 2011				December 31, 2010
Description of the Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency securities	$641,997	$4,506	$(279)	$646,224	$728,177	$2,134	$(780)	$729,531
Corporate securities	392,365	618	(1,190)	391,793	453,279	933	(1,107)	453,105
Municipal securities	80,004	57	(35)	80,026	28,681	8	(30)	28,659
Government securities	26,056	206	—	26,262	77,976	245	(19)	78,202
Total	$1,140,422	$5,387	$(1,504)	$1,144,305	$1,288,113	$3,320	$(1,936)	$1,289,497
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
The average remaining maturities of the Company’s short-term and long-term available-for-sale investments at December 31, 2011 were approximately five months and eight years, respectively.
Realized Gains and Losses on Available-for-sale Investments
For the years ended December 31, 2011 and 2010, the Company had realized gains on the sales of available-for-sale investments of $0.4 million and $0.2 million, respectively. For the years ended December 31, 2011 and 2010, the Company had realized losses on available-for-sale investments of $1.8 million and $2.4 million, respectively, primarily related to prepayments at par of securities purchased at a premium. All realized gains and losses related to the sales of available-for-sale investments are included in other (expense) income, net, in the accompanying consolidated statements of income.
The Company continues to monitor its overall investment portfolio and if the credit ratings of the issuers of its investments deteriorate or if the issuers experience financial difficulty, including bankruptcy, the Company may be required to make adjustments to the carrying value of the securities in its investment portfolio and recognize impairment charges for declines in fair value that are determined to be other-than-temporary.
Unrealized Losses on Available-for-Sale Investments
The gross unrealized losses on the Company’s available-for-sale investments that are not deemed to be other-than-temporarily impaired were $1.5 million and $1.9 million as of December 31, 2011 and 2010, respectively. The decrease in gross unrealized losses when comparing December 31, 2011 to December 31, 2010 was primarily due to changes in interest rates. Also contributing to the decrease in gross unrealized losses was the maturity in September 2011 of the Company’s investment issued by AIG Matched Funding Corporation (the “AIG Capped Floater”). The Company received the $50.0 million face value of the AIG Capped Floater upon maturity. Because the Company does not intend to sell any of its investments in an unrealized loss position and it is more likely than not that it will not be required to sell the securities before the recovery of its amortized cost basis, which may not occur until maturity, it does not consider the securities to be other-than-temporarily impaired.
Cost Method Investments
The Company held direct investments in privately-held companies of approximately $32.2 million and $21.3 million as of December 31, 2011 and 2010, respectively, which are accounted for based on the cost method and are included in other assets in the accompanying consolidated balance sheets. The Company monitors these investments for indicators of impairment. If the Company determines that an other-than-temporary impairment has occurred, it will write-down the investment to its fair value. The Company determined one of its cost method investments was impaired and recorded a charge of $3.5 million during the third quarter of 2011 which was included in other (expense) income, net in the accompanying consolidated statements of income. See Note 5 for more information.
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
Available-for-sale securities included in Level 2 are valued utilizing inputs obtained from an independent pricing service (the “Service”) which uses quoted market prices for identical or comparable instruments rather than direct observations of quoted prices in active markets. The Service gathers observable inputs for all of the Company’s fixed income securities from a variety of industry data providers including, for example, large custodial institutions and other third-party sources. Once the observable inputs are gathered by the Service, all data points are considered and an average price is determined. The Service’s providers utilize a variety of inputs to determine their quoted prices. These inputs may include interest rates, known historical trades, yield curve information, benchmark data, prepayment speeds, credit quality and broker/dealer quotes. Substantially all of the Company’s available-for-sale investments are valued utilizing inputs obtained from the Service and accordingly are categorized as Level 2 in the table below. The Company periodically independently assesses the pricing obtained from the Service and historically has not adjusted the Service's pricing as a result of this assessment. Available-for-sale securities are included in Level 3 when relevant observable inputs for a security are not available.
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	As of December 31, 2011	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Cash and cash equivalents:
Money market funds	$101,056	$101,056	$—	$—
Corporate securities	38,738	—	38,738	—
Municipal securities	3,435	—	3,435	—
Cash	190,067	190,067	—	—
Available-for-sale securities:
Agency securities	646,224	—	646,224	—
Corporate securities	391,793	—	388,097	3,696
Municipal securities	80,026	—	80,026	—
Government securities	26,262	—	26,262	—
Prepaid expenses and other current assets:
Foreign currency derivatives	2,831	—	2,831	—
Total assets	$1,480,432	$291,123	$1,185,613	$3,696
Accrued expenses and other current liabilities:
Foreign currency derivatives	8,454	—	8,454	—
Total liabilities	$8,454	$—	$8,454	$—
The Company’s fixed income available-for-sale security portfolio generally consists of high quality, investment grade securities from diverse issuers with a minimum credit rating of A-/A3 and a weighted-average credit rating of AA+/Aa1. The Company previously classified these investments as Level 1 because it did not make adjustments to the prices obtained from the Service. However, as the Company values these securities based on pricing from the Service, whose sources may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value, the Company began classifying all of its fixed income available-for-sale securities as Level 2 during 2011. See Note 4 for more information regarding the Company’s available for-sale investments.
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

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

Short-term Investments
(in thousands)
Balance at December 31, 2010	$49,340
Purchases of Level 3 securities	3,696
Proceeds received on Level 3 securities (1)	(50,000)
Decrease in previously recognized unrealized losses included in accumulated other comprehensive (loss) income	660
Balance at December 31, 2011	$3,696

(1) In September 2011, the Company's investment in the AIG Capped Floater matured and proceeds of $50.0 million were received. See Note 4 for more information regarding the AIG Capped Floater.
Assets Measured at Fair Value on a Non-recurring Basis Using Significant Unobservable Inputs (Level 3)

During the third quarter of 2011, one of the Company's cost method investments with a carrying value of $5.0 million was determined to be impaired and has been written down to its fair value of $1.5 million, resulting in an impairment charge of $3.5 million. The impairment charge is included in other (expense) income in the accompanying consolidated financial statements for the year ended December 31, 2011. The fair value of the cost method investment represents a Level 3 valuation as the assumptions used in valuing this investment were not directly or indirectly observable. See Note 4 for more information regarding cost method investments.
Additional Disclosures Regarding Fair Value Measurements
The carrying value of accounts receivable, accounts payable and accrued expenses approximate their fair value due to the short maturity of these items.
6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses consist of the following:

	December 31,
	2011	2010
	(In thousands)
Accrued compensation and employee benefits	$106,474	$102,228
Accrued taxes	118,413	108,064
Other accrued expenses	77,567	79,546
	$302,454	$289,838
7. EMPLOYEE STOCK-BASED COMPENSATION AND BENEFIT PLANS
Plans
The Company’s stock-based compensation program is a long-term retention program that is intended to attract and reward talented employees and align stockholder and employee interests. As of December 31, 2011, the Company had two stock-based compensation plans under which it was granting stock options and non-vested stock units. The Company is currently granting stock-based awards from its Amended and Restated 2005 Equity Incentive Plan (as amended, the “2005 Plan”) and its Amended and Restated 2005 Employee Stock Purchase Plan (the “2005 ESPP”). In connection with certain of the Company’s acquisitions, the Company has assumed several plans from acquired companies. The Company’s Board of Directors has provided that no new awards will be granted under the Company’s acquired stock plans. The Company’s superseded and expired stock plans include the Amended and Restated 1995 Stock Plan, Second Amended and Restated 2000 Director and Officer Stock Option and Incentive Plan and Second Amended and Restated 1995 Non-Employee Director Stock Option Plan. Awards previously granted under these plans and still outstanding typically expire ten years from the date of grant and will continue to be subject to all the terms and conditions of such plans, as applicable.

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under the terms of the 2005 Plan, the Company is authorized to grant incentive stock options (“ISOs”), non-qualified stock options (“NSOs”), non-vested stock, non-vested stock units, stock appreciation rights (“SARs”), and performance units and to make stock-based awards to full and part-time employees of the Company and its subsidiaries or affiliates, where legally eligible to participate, as well as consultants and non-employee directors of the Company. Currently, the 2005 Plan provides for the issuance of a maximum of 43,100,000 shares of common stock. Under the 2005 Plan, ISOs must be granted at exercise prices no less than fair market value on the date of grant, except for ISOs granted to employees who own more than 10% of the Company’s combined voting power, for which the exercise prices must be no less than 110% of the fair market value at the date of grant. NSOs and SARs must be granted at no less than fair market value on the date of grant, or in the case of SARs in tandem with options, at the exercise price of the related option. Non-vested stock awards may be granted for such consideration in cash, other property or services, or a combination thereof, as determined by the Company’s Compensation Committee of its Board of Directors. All stock-based awards, other than the long-term incentive awards discussed below, are exercisable or issuable upon vesting. The Company’s policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award. As of December 31, 2011, there were 28,491,056 shares of common stock reserved for issuance pursuant to the Company’s stock-based compensation plans and the Company had authorization under its 2005 Plan to grant 15,651,323 additional stock-based awards.
Under the 2005 ESPP, all full-time and certain part-time employees of the Company are eligible to purchase common stock of the Company twice per year at the end of a six-month payment period (a “Payment Period”). During each Payment Period, eligible employees who so elect may authorize payroll deductions in an amount no less than 1% nor greater than 10% of his or her base pay for each payroll period in the Payment Period. At the end of each Payment Period, the accumulated deductions are used to purchase shares of common stock from the Company up to a maximum of 12,000 shares for any one employee during a Payment Period. Shares are purchased at a price equal to 85% of the fair market value of the Company’s common stock on the last business day of a Payment Period. Employees who, after exercising their rights to purchase shares of common stock in the 2005 ESPP, would own shares representing 5% or more of the voting power of the Company’s common stock, are ineligible to participate under the 2005 ESPP. The 2005 ESPP provides for the issuance of a maximum of 10,000,000 shares of common stock. As of December 31, 2011, 2,214,921 shares had been issued under the 2005 ESPP. The Company recorded stock-based compensation costs related to the 2005 ESPP of $3.5 million and $2.8 million and 2.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Expense Information under the Authoritative Guidance
As required by the authoritative guidance, the Company estimates forfeitures of employee stock options and recognizes compensation costs only for those awards expected to vest. Forfeiture rates are determined based on historical experience. The Company also considers whether there have been any significant changes in facts and circumstances that would affect its forfeiture rate quarterly. Estimated forfeitures are adjusted to actual forfeiture experience as needed. The Company recorded stock-based compensation costs, related deferred tax assets and tax benefits of $92.9 million, $28.4 million and $67.9 million, respectively, in 2011, $103.8 million, $31.1 million and $100.1 million, respectively, in 2010 and $111.4 million, $32.8 million and $36.2 million, respectively, in 2009.
The detail of the total stock-based compensation recognized by income statement classification is as follows (in thousands):

Income Statement Classifications	2011	2010	2009
Cost of services revenues	$1,584	$1,363	$1,868
Research and development	31,763	54,123	55,012
Sales, marketing and services	31,354	28,704	32,244
General and administrative	28,208	19,568	22,295
Total	$92,909	$103,758	$111,419
Stock Options
Stock options granted under the 2005 Plan typically have a five-year life and vest over three years at a rate of 33.3% of the shares underlying the option one year from date of grant and at a rate of 2.78% monthly thereafter. The Company also assumes stock options from certain of its acquisitions for which the vesting period is typically reset to vest over three years at a rate of 33.3% of the shares underlying the option one year from date of grant and at a rate of 2.78% monthly thereafter. See Note 3 for more information related to acquisitions.

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status and activity of the Company’s fixed option awards is as follows:

Options	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2010	11,668,907	$37.31	3.21
Granted	3,158,617	76.02
Assumed	572,883	12.32
Exercised	(3,944,381)	31.84
Forfeited or expired	(756,121)	53.61
Outstanding at December 31, 2011	10,699,905	48.06	3.24	$186,254
Vested or expected to vest	10,128,946	47.34	3.18	$181,099
Exercisable at December 31, 2011	4,782,143	34.23	2.20	$128,380
The Company recognized stock-based compensation expense of $48.2 million, $67.0 million and $78.6 million related to options for the years ended December 31, 2011, 2010 and 2009, respectively. As of December 31, 2011, there was $122.6 million of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted-average period of 2.33 years. The total intrinsic value of stock options exercised during 2011, 2010 and 2009 was $169.2 million, $293.7 million and $97.7 million, respectively.
Stock Option Valuation Information
The Company currently uses the Black-Scholes option pricing model to determine the fair value of stock options. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price, as well as assumptions regarding a number of complex and subjective variables. These variables include the Company’s expected stock price, volatility over the term of the awards, actual employee exercise behaviors, risk-free interest rate and expected dividends. For purposes of valuing stock options, the Company determined the expected volatility factor by considering the implied volatility in two-year market-traded options of the Company’s common stock based on third party volatility quotes in accordance with the provisions of SAB No. 107, Share Based Payment. The Company’s decision to use implied volatility was based upon the availability of actively traded options on the Company’s common stock and its assessment that implied volatility is more representative of future stock price trends than historical volatility. The approximate risk free interest rate was based on the implied yield available on U.S. Treasury zero-coupon issues with remaining terms equivalent to the Company’s expected terms on stock options. The expected term of stock options was based on the historical employee exercise patterns. The Company also periodically analyzes its historical pattern of option exercises based on certain demographic characteristics and determined that there were no meaningful differences in option exercise activity based on the demographic characteristics. The Company does not intend to pay dividends on its common stock in the foreseeable future. Accordingly, the Company used a dividend yield of zero in its option pricing model. The weighted-average fair value of stock options granted during 2011, 2010 and 2009 was $29.91, $13.74 and $7.22, respectively.
The assumptions used to value option grants under the 2005 Plan are as follows:

	Stock options granted during
	2011	2010	2009
Expected volatility factor	0.38 - 0.50	0.31 - 0.37	0.34 - 0.44
Approximate risk free interest rate	0.6% - 1.1%	0.9% - 1.6%	1.2% - 1.6%
Expected term (in years)	3.27 - 3.91	3.06 - 3.27	3.17 - 3.37
Expected dividend yield	0%	0%	0%
Non-vested Stock Units
Annually, the Company awards senior level employees non-vested performance stock units granted under the 2005 Plan. The number of non-vested stock units underlying each award is determined one year after the date of the award and is based on achievement of a specific corporate financial performance goal. If the performance goal is less than 90% attained, then no non-

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

vested stock units will be issued pursuant to the authorized award. For performance at and above 90%, the number of non-vested stock units issued is based on a graduated slope, with the maximum number of non-vested stock units issuable pursuant to the award capped at 125% of the base number of non-vested stock units set forth in the award agreement. The Company is required to estimate the attainment that will be achieved related to the defined performance goals and the number of non-vested stock units that will ultimately be awarded in order to recognize compensation expense over the vesting period. If the performance goal is met, the awards vest 33.33% on each anniversary subsequent to the date of the award. Each non-vested stock unit, upon vesting, represents the right to receive one share of the Company’s common stock. If the performance goals are not met, no compensation cost will ultimately be recognized in that period and any previously recognized compensation cost will be reversed. For awards of non-vested performance stock units made in 2011 and 2010, the performance goal was achieved within the range of the graduated slope and there was no material adjustment to compensation cost related to non-vested stock units granted to employees.
The Company also awards senior level and certain other employees non-vested stock units granted under the 2005 Plan that vest based on service. The majority of awards vest 33.33% on each anniversary subsequent to the date of the award. The remaining awards vest 100% on the third anniversary of the grant date. Each non-vested stock unit, upon vesting, will represent the right to receive one share of the Company’s common stock. In addition, the Company awards non-vested stock units to all of its non-employee directors. These awards vest monthly in 12 equal installments based on service and, upon vesting, each stock unit represents the right to receive one share of the Company's common stock.
The following table summarizes the Company's non-vested stock unit activity for the year ended December 31, 2011:

	Number of Shares	Weighted- Average Fair Value at Grant Date
Non-vested stock units at December 31, 2010	1,172,312	$40.86
Granted	1,666,793	72.33
Vested	(527,933)	40.33
Forfeited	(171,344)	54.69
Non-vested stock units at December 31, 2011	2,139,828	64.05
For the years ended December 31, 2011, 2010 and 2009, the Company recognized stock-based compensation expense of $40.0 million, $19.3 million and $13.1 million, respectively, related to non-vested stock units. The fair value of the non-vested stock units released in 2011, 2010, 2009 was $21.3 million, $11.6 million and $12.1 million, respectively. As of December 31, 2011, there was $100.5 million of total unrecognized compensation cost related to non-vested stock units. The unrecognized cost is expected to be recognized over a weighted-average period of 2.33 years.
Long-term Incentive Plan
In May 2009, the Company granted certain senior level executives restricted stock unit awards that vest based on market and service conditions as part of a long-term incentive plan. The number of restricted stock units underlying each award was determined at the end of a three-year performance period ending December 31, 2011. In order to vest, the Company’s stock price must have appreciated by at least ten percent by the end of the performance period. The Company’s stock appreciation was at least ten percent, accordingly, the number of restricted stock units ultimately awarded was determined by comparing the Company’s stock price appreciation to the appreciation of the weighted-average of two stock market indices comprised of the Standard & Poor’s 500 Index (the “S&P 500”), which was assigned a two-thirds weighting, and the iShares Standard & Poor’s North America Technology Index (the “IGM”), which was assigned a one-third weighting. In February 2012, based on the level of performance the Compensation Committee of the Board of Directors approved that participants will receive a number of restricted stock units equal to 200% of their target award. The shares underlying the award will be issued at the earliest of (i) six months and one day after the participant’s separation from the Company (other than termination for cause), (ii) the participant’s death, or (iii) the effective date of a change in control of the Company.
The market condition requirements were reflected in the grant date fair value of the award, and the compensation expense for the award was recognized assuming that the requisite service was rendered regardless of whether the market conditions were achieved. The grant date fair value of the restricted stock unit awards was determined through the use of a Monte Carlo simulation model, which utilizes multiple input variables that determine the probability of satisfying the market condition requirements applicable to each award.

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the Company’s restricted stock unit awards for the year ended December 31, 2011:

	Number of Shares	Weighted- Average Fair Value at Grant Date
Restricted stock unit awards at December 31, 2010	175,667	$24.16
Granted	—	—
Forfeited	(14,000)	24.16
Restricted stock unit awards at December 31, 2011	161,667	24.16
For the years ended December 31, 2011, 2010 and 2009, the Company recognized stock-based compensation expense of $1.2 million , $1.5 million and $0.9 million, respectively, related to restricted stock units. As of December 31, 2011, there was no unrecognized compensation cost related to these restricted stock unit awards.
Benefit Plan
The Company maintains a 401(k) benefit plan allowing eligible U.S.-based employees to contribute up to 60% of their annual compensation, limited to an annual maximum amount as set periodically by the IRS. The Company, at its discretion, may contribute up to $0.50 for each dollar of employee contribution. The Company’s total matching contribution to an employee is typically made at 3% of the employee’s annual compensation. The Company’s matching contributions were $9.1 million, $8.0 million and $7.2 million in 2011, 2010 and 2009, respectively. The Company’s contributions vest over a four-year period at 25% per year.
8. CAPITAL STOCK
Stock Repurchase Programs
The Company’s Board of Directors authorized an ongoing stock repurchase program with a total repurchase authority granted to the Company of $3.0 billion. The Company may use the approved dollar authority to repurchase stock at any time until the approved amount is exhausted. The objective of the Company’s stock repurchase program is to improve stockholders’ returns. At December 31, 2011, approximately $186.6 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock in the Company's consolidated balance sheets. A portion of the funds used to repurchase stock over the course of the program was provided by proceeds from employee stock option exercises and the related tax benefit.
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
During the year ended December 31, 2011, the Company expended approximately $424.8 million on open market purchases, repurchasing 6,275,470 shares of outstanding common stock at an average price of $67.70. As of December 31, 2011, the Company did not have any prepaid notional amounts outstanding under structured stock repurchase programs and during the year it did not make any up-front payments to financial institutions related to structured stock repurchase agreements.
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

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2009, the Company did not have any prepaid notional amounts outstanding under its structured stock repurchase programs and during the year it did not make any up-front payments to financial institutions related to structured stock repurchase agreements.
Shares for Tax Withholding
During the years ended December 31, 2011, 2010 and 2009, the Company withheld 182,203 shares, 123,489 shares and 46,732 shares, respectively, from stock units that vested. Amounts withheld to satisfy minimum tax withholding obligations that arose on the vesting of stock units was $13.3 million, $6.3 million and $1.8 million, for 2011, 2010 and 2009, respectively. These shares are reflected as treasury stock in the Company's consolidated balance sheets and statement of equity and the related cash outlays reduce the Company's total stock repurchase authority.
Preferred Stock
The Company is authorized to issue 5,000,000 shares of preferred stock, $0.01 par value per share. No shares of such preferred stock were issued and outstanding at December 31, 2011 or 2010.
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
Rental expense for the years ended December 31, 2011, 2010 and 2009 totaled approximately $56.5 million, $54.6 million and $51.3 million, respectively. Sublease income for the years ended December 31, 2011, 2010 and 2009 was approximately $0.2 million, $0.2 million and $0.1 million, respectively. Lease commitments under non-cancelable operating leases with initial or remaining terms in excess of one year and sublease income associated with non-cancelable subleases, are as follows:

	Operating Leases	Sublease Income
	(In thousands)
Years ending December 31,
2012	$59,925	$779
2013	53,600	736
2014	50,138	539
2015	37,051	539
2016	31,036	539
Thereafter	29,573	90
	$261,323	$3,222

The Company has operating lease obligations through 2018 related to two properties that are not utilized. At December 31, 2011, the total remaining obligation on these leases was approximately $5.4 million, of which $2.1 million was accrued as of December 31, 2011, and is reflected in accrued expenses and other current liabilities and other liabilities in the accompanying consolidated balance sheets. In calculating these accruals, the Company made estimates, based on market information, including the estimated vacancy periods and sublease rates and opportunities. The Company periodically re-evaluates its estimates related to these vacant facilities.
Legal Matters
Due to the nature of the Company’s business, it is subject to patent infringement claims, including current suits against it or one or more of its wholly-owned subsidiaries alleging infringement by various Company products and services. The Company believes that it has meritorious defenses to the allegations made in its pending cases and intends to vigorously defend these lawsuits; however, it is unable currently to determine the ultimate outcome of these or similar matters or the potential exposure to loss, if any.
In addition, the Company is a defendant in various litigation matters generally arising out of the normal course of business. Although it is difficult to predict the ultimate outcomes of these cases, the Company believes that the ultimate outcomes will not materially affect its business, financial position, results of operations or cash flows.
Guarantees
The authoritative guidance requires certain guarantees to be recorded at fair value and requires a guarantor to make disclosures, even when the likelihood of making any payments under the guarantee is remote. For those guarantees and indemnifications that do not fall within the initial recognition and measurement requirements of the authoritative guidance, the Company must continue to monitor the conditions that are subject to the guarantees and indemnifications, as required under existing generally accepted accounting principles, to identify if a loss has been incurred. If the Company determines that it is probable that a loss has been incurred, any such estimable loss would be recognized. The initial recognition and measurement requirements do not apply to the provisions contained in the majority of the Company’s software license agreements that indemnify licensees of the Company’s software from damages and costs resulting from claims alleging that the Company’s software infringes the intellectual property rights of a third party. The Company has not made material payments pursuant to these provisions as of December 31, 2011. The Company has not identified any losses that are probable under these provisions and, accordingly, the Company has not recorded a liability related to these indemnification provisions.
Purchase Obligations
The Company has agreements with suppliers to purchase inventory and estimates its non-cancelable obligations under these agreements for the fiscal year ended December 31, 2012 to be approximately $11.8 million. The Company also has contingent obligations to purchase inventory for the fiscal year ended December 31, 2012, which are based on amount of usage, of approximately $9.4 million. The Company does not have any purchase obligations beyond December 31, 2012.
11. INCOME TAXES
The United States and foreign components of income before income taxes are as follows:

	2011	2010	2009
	(In thousands)
United States	$176,824	$124,337	$16,434
Foreign	253,673	209,483	177,458
Total	$430,497	$333,820	$193,892

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the provision for income taxes are as follows:

	2011	2010	2009
	(In thousands)
Current:
Federal	$50,022	$69,540	$25,065
Foreign	29,169	25,467	21,747
State	11,905	9,048	6,913
Total current	91,096	104,055	53,725
Deferred	(16,229)	(46,676)	(50,850)
Total provision	$74,867	$57,379	$2,875
The significant components of the Company’s deferred tax assets and liabilities consisted of the following:

	December 31,
	2011	2010
	(In thousands)
Deferred tax assets:
Accruals and reserves	$31,191	$24,191
Deferred revenue	25,365	19,377
Tax credits	60,331	71,442
Net operating losses	61,205	40,234
Other	8,580	3,495
Stock option compensation	38,834	27,314
Valuation allowance	(9,235)	(13,999)
Total deferred tax assets	216,271	172,054
Deferred tax liabilities:
Depreciation and amortization	(27,648)	(2,684)
Acquired technology	(78,456)	(26,850)
Prepaid expenses	(16,839)	(12,479)
Total deferred tax liabilities	(122,943)	(42,013)
Total net deferred tax assets	$93,328	$130,041
The authoritative guidance requires a valuation allowance to reduce the deferred tax assets reported if it is not more likely than not that some portion or all of the deferred tax assets will be realized. At December 31, 2011, the Company determined that a $9.2 million valuation allowance relating to deferred tax assets for net operating losses was necessary.
The Company does not expect to remit earnings from its foreign subsidiaries. Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $1,320.1 million at December 31, 2011. Those earnings are considered to be permanently reinvested and, accordingly, no U.S. federal and state income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company could be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries. The Company maintains certain strategic management and operational activities in overseas subsidiaries and its foreign earnings are taxed at rates that are generally lower than in the United States. The Company does not expect to remit earnings from its foreign subsidiaries.
At December 31, 2011, the Company had $118.0 million of remaining net operating loss carry forwards in the United States from acquisitions. The utilization of these net operating loss carry forwards are limited in any one year pursuant to Internal Revenue Code Section 382 and begin to expire in 2019. At December 31, 2011, the Company had $42.7 million of remaining net operating loss carry forwards in foreign jurisdictions that do not expire.
At December 31, 2011, the Company had research and development tax credit carry forwards of approximately $60.3 million that begin to expire in 2024.

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the Company’s effective tax rate to the statutory federal rate is as follows:

	Year Ended December 31,
	2011	2010	2009
Federal statutory taxes	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	1.7	3.3	3.6
Foreign operations	(14.5)	(16.8)	(24.1)
Permanent differences	1.2	1.1	2.8
Tax credits	(7.1)	(10.4)	(23.9)
Stock option compensation	0.1	(0.4)	1.2
Change in accruals for uncertain tax positions	1.4	5.3	8.8
Other	(0.4)	0.1	(1.9)
	17.4%	17.2%	1.5%
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

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2011 and 2010 is as follows (in thousands):

Balance at January 1, 2010	$48,165
Additions based on tax positions related to the current year	8,134
Additions for tax positions of prior years	15,629
Reductions related to the expiration of statutes of limitations	(1,838)
Settlements	—

Balance at December 31, 2010	70,090
Additions based on tax positions related to the current year	8,656
Additions for tax positions of prior years	722
Reductions related to the expiration of statutes of limitations	(269)
Settlements	—

Balance at December 31, 2011	$79,199

The Company's unrecognized tax benefits may change significantly over the next 12 months due to the IRS settlement discussed below.
The Company recognizes interest accrued related to unrecognized tax benefits and penalties in income tax expense. During the year ended December 31, 2011, the Company recognized $0.2 million of expense related to interest and penalties. The Company has approximately $1.4 million for the payment of interest and penalties accrued at December 31, 2011.
In June 2010, the Company reached a settlement in principle with the Internal Revenue Service (“IRS”) regarding certain previously disclosed income tax deficiencies asserted in a Revenue Agent’s Report (the “RAR”). Under the terms of the settlement in principle, the Company would agree to an assessment of income tax deficiencies in full settlement of all open claims under the RAR and would resolve with finality for future years all of the transfer pricing issues raised in the RAR. Based on this, the Company incurred a charge of $13.1 million in 2010 in accordance with the authoritative guidance. Among other things, the authoritative guidance requires application of a “more likely than not” threshold to the recognition and non-

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

recognition of tax positions. It further requires that a change in management judgment related to prior years’ tax positions be recognized in the quarter of such change.
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
12. SEGMENT INFORMATION
The Company’s revenues are derived from sales of its Enterprise division products which include its Desktop Solutions, Datacenter and Cloud Solutions and related technical services and from sales of its Online Services division’s Web collaboration, connectivity and remote support services. The Enterprise division and the Online Services division constitute the Company’s two reportable segments.
The Company does not engage in intercompany revenue transfers between segments. The Company’s chief operating decision maker (“CODM”) evaluates the Company’s performance based primarily on profitability from its Enterprise division products and Online Services division products delivered as a subscription service. Segment profit for each segment includes certain research and development, sales, marketing, general and administrative expenses directly attributable to the segment as well as other corporate costs allocated to the segment and excludes certain expenses that are managed outside of the reportable segments. Costs excluded from segment profit primarily consist of certain restructuring charges, stock-based compensation costs, amortization of product related technology, amortization of other intangible assets, net interest and other (expense) income, net. Accounting policies of the Company’s segments are the same as its consolidated accounting policies.

International revenues (sales outside of the United States) accounted for approximately 43.2%, 42.7% and 43.6% of the Company’s net revenues for the year ended December 31, 2011, 2010, and 2009, respectively. Net revenues and segment profit for 2011, 2010 and 2009 classified by the Company’s reportable segments, are presented below:

	2011	2010	2009
	(In thousands)
Net revenues:
Enterprise division	$1,778,646	$1,514,045	$1,305,911
Online Services division	427,746	360,617	308,177
Consolidated	$2,206,392	$1,874,662	$1,614,088
Segment profit:
Enterprise division	$504,883	$403,722	$308,609
Online Services division	76,147	86,506	76,849
Unallocated expenses (1):
Amortization of intangible assets	(71,131)	(64,783)	(68,889)
Restructuring	(24)	(971)	(26,473)
Net interest and other income	13,531	13,104	15,215
Stock-based compensation	(92,909)	(103,758)	(111,419)
Consolidated income before income taxes	$430,497	$333,820	$193,892

(1)	Represents expenses presented to management on a consolidated basis only and not allocated to the operating segments.

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Identifiable assets classified by the Company’s reportable segments are shown below. Long-lived assets consist of property and equipment, net, and are shown below.

	December 31,
	2011	2010
	(In thousands)
Identifiable assets:
Enterprise division	$3,619,989	$3,386,392
Online Services division	479,552	317,208
Total identifiable assets	$4,099,541	$3,703,600

	December 31,
	2011	2010
	(In thousands)
Long-lived assets, net:
United States	$223,076	$200,319
United Kingdom	28,344	29,310
Other countries	26,009	20,853
Total long-lived assets, net	$277,429	$250,482
The increases in identifiable assets are primarily due to goodwill and intangible assets recorded in conjunction with the Company's 2011 Acquisitions. See Note 3 for additional information regarding the Company’s acquisitions.
In fiscal years 2011, 2010 and 2009, one distributor, Ingram Micro, accounted for 17%, 17% and 14%, respectively, of the Company’s total net revenues. The Company’s distributor arrangements with Ingram Micro consist of several non-exclusive, independently negotiated agreements with its subsidiaries, each of which cover different countries or regions. Each of these agreements is separately negotiated and is independent of any other contract (such as a master distribution agreement). None of these contracts were individually responsible for over 10% of the Company’s total net revenues in each of the last three fiscal years. In fiscal years 2011, 2010 and 2009, there were no resellers that accounted for over 10% of the Company’s total net revenues. Total net revenues associated with Ingram Micro are included in the Company's Enterprise division.
Revenues by product grouping for the Company’s Enterprise division and Online Services division were as follows for the years ended:

	December 31,
	2011	2010	2009
	(In thousands)
Net revenues:
Enterprise division
Desktop Solutions revenues(1)	$1,278,798	$1,137,326	$1,015,234
Datacenter and Cloud Solutions revenues(2)	385,518	298,649	231,396
Enterprise technical services(3)	91,496	59,371	41,288
Other(4)	22,834	18,699	17,993
Total Enterprise division revenues	1,778,646	1,514,045	1,305,911
Online Services division revenues	427,746	360,617	308,177
Total net revenues	$2,206,392	$1,874,662	$1,614,088

(1)
Desktop Solutions revenues are primarily comprised of sales from the Company’s desktop virtualization product, XenDesktop, and the Company’s application virtualization product, XenApp, and related license updates and technical support.

(2)
Datacenter and Cloud Solutions revenues are primarily comprised of sales from the Company’s cloud networking products which include NetScaler and Branch Repeater and the Company’s CloudPlatform products which include XenServer,

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CloudStack and CloudPortal and related license updates and maintenance.

(3)	Technical services revenues are primarily comprised of revenues from consulting and product training and certification services.

(4)	Other is primarily comprised of revenues from other products, including Enterprise division's ShareFile SaaS products.
Revenues by Geographic Location
The following table presents revenues by segment and geographic location, for the years ended:

	December 31,
	2011	2010	2009
	(In thousands)
Net revenues:
Enterprise division
Americas	$993,062	$837,689	$696,205
EMEA	576,953	519,828	480,720
Asia-Pacific	208,631	156,528	128,986
Total Enterprise division revenues	1,778,646	1,514,045	1,305,911
Online Services division
Americas	367,260	330,493	288,262
EMEA	50,711	23,258	16,439
Asia-Pacific	9,775	6,866	3,476
Total Online Services division revenues	427,746	360,617	308,177
Total net revenues	$2,206,392	$1,874,662	$1,614,088
Export revenue represents shipments of finished goods and services from the United States to international customers, primarily in Latin America and Canada. Shipments from the United States to international customers for 2011, 2010 and 2009 were $106.0 million, $95.0 million and $74.5 million, respectively.
13. RESTRUCTURING
During the first quarter of 2009, the Company announced a restructuring program and reduced its headcount by approximately 450 full-time positions. The restructuring program was completed in 2009. Total costs incurred as of December 31, 2011 since the inception of the restructuring program were $27.5 million, of which $26.3 million was related to the Company’s Enterprise division and $1.2 million was related to its Online Services division.
Restructuring charges related to the reduction of the Company’s headcount and non-cancelable lease costs related to the consolidation and exiting of excess facilities by segment consists of the following for the years ended:

	December 31,
	2011	2010	2009
	(In thousands)
Enterprise division	$24	$796	$25,460
Online Services division	—	175	1,013
Total restructuring charges	$24	$971	$26,473
Restructuring accruals
As of December 31, 2011, the outstanding restructuring liability relates to non-cancelable lease costs related to the consolidation of excess facilities that the Company expects to pay over the lives of the related obligations through fiscal 2012, all of which were related to the Company’s Enterprise division.
The activity in the Company’s restructuring accruals for the year ended December 31, 2011 is summarized as follows (in thousands):

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total
Balance at January 1, 2011	$1,275
Employee severance and related costs	24
Adjustments to non-cancelable lease costs and other charges	—
Payments	(1,267)
Reversal of previous charges	—
Balance at December 31, 2011	$32
14. DERIVATIVE FINANCIAL INSTRUMENTS
Derivatives Designated as Hedging Instruments
As of December 31, 2011, the Company’s derivative assets and liabilities primarily resulted from cash flow hedges related to its forecasted operating expenses transacted in local currencies. A substantial portion of the Company’s overseas expenses are and will continue to be transacted in local currencies. To protect against fluctuations in operating expenses and the volatility of future cash flows caused by changes in currency exchange rates, the Company has established a program that uses foreign exchange forward contracts to hedge its exposure to these potential changes. The terms of these instruments, and the hedged transactions to which they relate, generally do not exceed 12 months and the maximum term is 18 months.
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
The total cumulative unrealized (loss) gain on cash flow derivative instruments was $(5.2) million and $6.1 million at December 31, 2011 and 2010, respectively, and is included in accumulated other comprehensive (loss) income in the accompanying consolidated balance sheets. The net unrealized loss as of December 31, 2011 is expected to be recognized in income over the next twelve months at the same time the hedged items are recognized in income.
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

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Values of Derivative Instruments

	Asset Derivatives				Liability Derivatives
(In thousands)
	December 31, 2011		December 31, 2010		December 31, 2011		December 31, 2010
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid expenses and other current assets	$2,762	Prepaid expenses and other current assets	$13,192	Accrued expenses and other current liabilities	$8,252	Accrued expenses and other current liabilities	$6,745

	Asset Derivatives				Liability Derivatives
(In thousands)
	December 31, 2011		December 31, 2010		December 31, 2011		December 31, 2010
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid expenses and other current assets	$69	Prepaid expenses and other current assets	$—	Accrued expenses and other current liabilities	$202	Accrued expenses and other current liabilities	$—

The Effect of Derivative Instruments on Financial Performance

	For the Year ended December 31,
	(In thousands)
Derivatives in Cash Flow Hedging Relationships	Amount of (Loss) Gain Recognized in Other Comprehensive Income (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive (Loss) Income into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive (Loss) Income (Effective Portion)
	2011	2010		2011	2010
Foreign currency forward contracts	$(11,259)	$1,743	Operating expenses	$8,475	$(1,573)

There was no material ineffectiveness in the Company’s foreign currency hedging program in the periods presented.

	For the Year ended December 31,
	(In thousands)
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		2011	2010
Foreign currency forward contracts	Other (expense) income, net	$567	$(1,638)
Outstanding Foreign Currency Forward Contracts
As of December 31, 2011, the Company had the following net notional foreign currency forward contracts outstanding (in thousands):

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Foreign Currency	Currency Denomination
Australian dollars	AUD 2,386
British pounds sterling	GBP 20,828
Canadian dollars	CAD 2,168
Chinese renminbi	CNY 18,757
Euro	EUR 21,120
Hong Kong dollars	HKD 24,733
Indian rupees	INR 329,659
Japanese yen	JPY 978,252
Singapore dollars	SGD 3,155
Swiss francs	CHF 15,938
15. NET INCOME PER SHARE ATTRIBUTABLE TO CITRIX SYSTEMS, INC. STOCKHOLDERS
The following table sets forth the computation of basic and diluted net income per share attributable to Citrix Systems, Inc. stockholders (in thousands, except per share information):

	Year Ended December 31,
	2011	2010	2009
Numerator:
Net income attributable to Citrix Systems, Inc. stockholders	$356,322	$277,065	$191,017
Denominator:
Denominator for basic earnings per share — weighted-average shares outstanding	187,315	185,959	181,805
Effect of dilutive employee stock awards:
Employee stock awards	3,326	4,376	3,180
Denominator for diluted earnings per share — weighted-average shares outstanding	190,641	190,335	184,985
Net income per share attributable to Citrix Systems, Inc. stockholders — basic	$1.90	$1.49	$1.05
Net income per share attributable to Citrix Systems, Inc. stockholders — diluted	$1.87	$1.46	$1.03
Anti-dilutive weighted-average shares	2,576	2,288	16,039
16. RECENT ACCOUNTING PRONOUNCEMENTS
In June 2011, the FASB issued an amendment to an existing accounting standard which requires companies to present net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. In addition, in December 2011, the FASB issued an amendment to an existing accounting standard which defers the requirement to present components of reclassifications of other comprehensive income on the face of the income statement. We adopted both standards in 2011.

CITRIX SYSTEMS, INC.
SUPPLEMENTAL FINANCIAL INFORMATION
QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(In thousands, except per share amounts)
2011
Net revenues	$490,888	$530,790	$565,348	$619,366	$2,206,392
Gross margin	433,482	461,894	488,613	540,206	1,924,195
Income from operations	80,883	95,590	104,679	135,814	416,966
Net income attributable to Citrix Systems, Inc.	73,503	81,944	92,176	108,699	356,322
Net income per share attributable to Citrix Systems, Inc. stockholders – basic	0.39	0.44	0.49	0.59	1.90
Net income per share attributable to Citrix Systems, Inc. stockholders – diluted	0.38	0.43	0.49	0.58	1.87
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(In thousands, except per share amounts)
2010
Net revenues	$414,272	$458,433	$472,233	$529,724	$1,874,662
Gross margin	365,573	404,878	414,435	466,356	1,651,242
Income from operations	52,075	73,818	81,477	113,346	320,716
Net income attributable to Citrix Systems, Inc.	47,349	47,557	87,779	94,380	277,065
Net income per share attributable to Citrix Systems, Inc. stockholders – basic	0.26	0.26	0.47	0.50	1.49
Net income per share attributable to Citrix Systems, Inc. stockholders – diluted	0.25	0.25	0.46	0.49	1.46
The sum of the quarterly net income per share amounts do not add to the annual earnings per share amount due to the weighting of common and common equivalent shares outstanding during each of the respective periods.

CITRIX SYSTEMS, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

	Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period
	(In thousands)
2011
Deducted from asset accounts:
Allowance for doubtful accounts	$3,409	$266	$1,468	(3)	$2,579	(2)	$2,564
Allowance for returns	850	—	5,542	(1)	5,031	(4)	1,361
Valuation allowance for deferred tax assets	13,999	—	(4,764)	(6)	—		9,235
2010
Deducted from asset accounts:
Allowance for doubtful accounts	$3,219	$2,035	$—	(3)	$1,845	(2)	$3,409
Allowance for returns	1,617	—	2,427	(1)	3,194	(4)	850
Valuation allowance for deferred tax assets	8,680	—	5,319	(5)	—		13,999
2009
Deducted from asset accounts:
Allowance for doubtful accounts	$7,061	$1,734	$(422)	(3)	$5,154	(2)	$3,219
Allowance for returns	1,641	—	3,332	(1)	3,356	(4)	1,617
Valuation allowance for deferred tax assets	14,217	—	(5,537)	(5)	—		8,680

(1)	Charged against revenues.

(2)	Uncollectible accounts written off, net of recoveries.

(3)	Adjustments from acquisitions.

(4)	Credits issued for returns.

(5)	Related to deferred tax assets on unrealized losses and acquisitions.

(6)	Related to deferred tax assets on foreign tax credits, net operating loss carryforwards, and depreciation in foreign jurisdictions.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (File No. 33-98542), as amended)
3.2
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference herein to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2007)

3.3	Amended and Restated By-laws of the Company (incorporated by reference herein to Exhibit 3.1 to the Company's Current Report on Form 8-K dated as of December 12, 2007)
3.4	Amendment No. 1 to the Amended and Restated By-laws of the Company (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated as of February 20, 2009)
4.1	Specimen certificate representing Common Stock (incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 (File No. 33-98542), as amended)
10.1*
Second Amended and Restated 1995 Non-Employee Director Stock Option Plan (incorporated by reference herein to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2007)

10.2*
Amended and Restated 2000 Director and Officer Stock Option and Incentive Plan (incorporated by reference herein to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008)

10.3*
2000 Director and Officer Stock Option and Incentive Plan, Non-Qualified Stock Option Agreement (incorporated by reference herein to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2009)

10.4*
2000 Director and Officer Stock Option and Incentive Plan, Incentive Stock Option Agreement (incorporated by reference herein to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 2009)

10.5*	Amended and Restated 2005 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010)
10.6*
First Amendment to Citrix Systems, Inc. Amended and Restated 2005 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated as of May 28, 2010)

10.7*
Second Amendment to the Citrix Systems, Inc. Amended and Restated 2005 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated as of June 2, 2011)

10.8*
Third Amendment to the Citrix Systems, Inc. Amended and Restated 2005 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated as of June 2, 2011)

10.9*
Form of Global Stock Option Agreement under the Citrix Systems, Inc. Amended and Restated 2005 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011)

10.10*
Form of Restricted Stock Unit Agreement For Non-Employee Directors under the Citrix Systems, Inc. Amended and Restated 2005 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011)

10.11*
Form of Global Restricted Stock Unit Agreement under the Citrix Systems, Inc. Amended and Restated 2005 Equity Incentive Plan (Performance Based Awards) (incorporated herein by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011)

10.12*
Form of Global Restricted Stock Unit Agreement under the Citrix Systems, Inc. Amended and Restated 2005 Equity Incentive Plan (Time Based Awards) (incorporated herein by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011)

10.13*
Form of Long Term Incentive Agreement under the Citrix Systems, Inc. Amended and Restated 2005 Equity Incentive Plan (incorporated by reference herein to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009)

10.14*†	Amended and Restated 2005 Employee Stock Purchase Plan

Exhibit No.	Description
10.15*	Citrix Systems, Inc. Executive Bonus Plan (incorporated by reference herein to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008)
10.16*
Change in Control Agreement dated as of August 4, 2005 by and between the Company and Mark B. Templeton (incorporated by reference herein to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)

10.17*
Form of Change in Control Agreement by and between the Company and each of David J. Henshall, David R. Freidman, Brett M. Caine, Alvaro J. Monserrat, John Gordon Payne and Wesley Wasson (incorporated by reference herein to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)

10.18*
Form of First Amendment to Change of Control Agreement (Chief Executive Officer) between the Company and Mark Templeton (incorporated by reference herein to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008)

10.19*
Form of First Amendment to Change of Control Agreement between the Company and each of Brett M. Caine, David J. Henshall, David R. Friedman, Alvaro J. Monserrat, John Gordon Payne and Wesley Wasson (together with Mark Templeton, the “Executive Officers”) (incorporated by reference herein to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008)

10.20*
Form of Amendment to Change in Control Agreements by and between the Company and each Executive Officer (incorporated herein by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011)

10.21*
Form of Indemnification Agreement by and between the Company and each of its Directors and Executive Officers (incorporated herein by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011)

18.1
Preferability Letter of Independent Registered Public Accounting Firm (incorporated by reference herein to Exhibit 18.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2009)

21.1†	List of Subsidiaries
23.1†	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (included in signature page)
31.1†	Rule 13a-14(a) / 15d-14(a) Certifications
31.2†	Rule 13a-14(a) / 15d-14(a) Certifications
32.1††	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101†††
XBRL (eXtensible Business Reporting Language). The following materials from Citrix Systems, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2011 formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows and (v) notes to consolidated financial statements.

*	Indicates a management contract or a compensatory plan, contract or arrangement.
†	Filed herewith.
††	Furnished herewith.
†††	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Act of 1934.