Form 10-K/A
period 2011-12-31
CITRIX SYSTEMS INC
filed 2012-03-09
CIK 877890

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in 12b-2 of the Exchange Act.

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

Explanatory Note
Citrix Systems, Inc. is filing this Amendment No. 1 (“Amendment No. 1”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the “Form 10-K”), as filed with the Securities and Exchange Commission on February 23, 2012, solely to correct certain typographical errors in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations”. The errors appear in the subsection entitled “Product Licenses” on page 41 of the Form 10-K. In the first sentence of this subsection regarding the increase in Product License revenue during 2011 when compared to 2010, the Form 10-K states that sales of our Desktop Solutions, led by XenDesktop, increased by $141.5 million and sales of our Datacenter and Cloud Solutions, led by Netscaler, increased by $86.9 million; however, such amounts actually represented the increases in sales of the entire Desktop Solutions product group and Datacenter and Cloud Solutions product group, including Product License, License Updates and Technical Services, respectively. The correct year-over-year sales increase attributable to Product License revenue for our Desktop Solutions is $74.1 million, and the correct year-over-year sales increase attributable to Product License revenue for our Datacenter and Cloud Solutions is $48.7 million. The amounts included in the table preceding the “Product Licenses” subsection were correctly stated in the Form 10-K.

For convenience purposes, this table, referred to above, and the accompanying “Products Licenses” subsection, as corrected, are included below:

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

Product Licenses
Product License revenue increased during 2011 when compared to 2010 primarily due to increased sales of our Desktop Solutions, led by XenDesktop, of $74.1 million and increased sales of our Datacenter and Cloud Solutions, led by NetScaler, of $48.7 million. Product License revenue increased during 2010 when compared to 2009 primarily due to increased sales of our Datacenter and Cloud Solutions, led by NetScaler, of $41.3 million and increased sales of our Desktop Solutions, led by XenDesktop and related programs, of $41.2 million. We currently target Product License sales to increase when comparing the first quarter of 2012 to the first quarter of 2011.
____________
In accordance with Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment No. 1 sets forth below the complete text of Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations”, as amended. In addition, new Certifications of our Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act are filed as exhibits to this Amendment No 1.

This Amendment No. 1 does not include any additional changes, nor does it update any disclosures to reflect developments since the Form 10-K. In particular, any forward-looking statements included in this Amendment No. 1 represent management's view as of the filing date of the Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Form 10-K.

This Amendment No. 1 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. Actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such actual results to differ materially from those set forth in these forward-looking statements are included in Part I, Item 1A, “Risk Factors” beginning on page 15 of the Form 10-K.

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
Product Licenses
Product License revenue increased during 2011 when compared to 2010 primarily due to increased sales of our Desktop Solutions, led by XenDesktop, of $74.1 million and increased sales of our Datacenter and Cloud Solutions, led by NetScaler, of $48.7 million. Product License revenue increased during 2010 when compared to 2009 primarily due to increased sales of our Datacenter and Cloud Solutions, led by NetScaler, of $41.3 million and increased sales of our Desktop Solutions, led by XenDesktop and related programs, of $41.2 million. We currently target Product License sales to increase when comparing the first quarter of 2012 to the first quarter of 2011.
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
Off-Balance Sheet Arrangements
We do not have any special purpose entities or off-balance sheet financing arrangements.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following exhibits are filed as part of this Amendment No. 1.

Exhibit No.	Description
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Fort Lauderdale, Florida on the 9th day of March, 2012.

CITRIX SYSTEMS, INC.

By:	/s/ DAVID J. HENSHALL
David J. Henshall
Chief Financial Officer and Executive Vice President, Operations

EXHIBIT INDEX

Exhibit No.	Description
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer